Form 10-Q
period 1996-03-31
GARTNER GROUP INC
filed 1996-05-10
CIK 749251

                              GARTNER GROUP, INC.
                              56 TOP GALLANT ROAD
                            STAMFORD, CT 06904-2212


                                                                    May 10, 1996

Securities and Exchange Commission
Washington, D.C. 20594


Dear Sir or Madam:

        Pursuant to regulations of the Securities and Exchange Commission, submitted herein for filing on behalf of Gartner Group, Inc. is the quarterly report on Form 10-Q for the second fiscal quarter ended March 31, 1996.


                                                Yours truly,



                                                William E. Feher
                                                Director, Financial Reporting

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     [X]                      THE SECURITIES EXCHANGE ACT OF 1934.
                              FOR THE QUARTER ENDED MARCH 31, 1996

                                       OR

     [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                             THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE TRANSITION PERIOD FROM              TO

                         COMMISSION FILE NUMBER 0-015144

                               GARTNER GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                 Delaware                                      04-3099750
      (State or other jurisdiction of                       (I.R.S.  Employer
      incorporation or organization)                     Identification Number)

              P.O. Box 10212                                   06904-2212
            56 Top Gallant Road                                (Zip Code)

               Stamford, CT
 (Address of principal executive offices)

       Registrant's telephone number, including area code: (203) 964-0096

           Securities registered pursuant to Section 12(b) of the Act:

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X     NO    .
                                        ---       ---

     The number of shares outstanding of the Registrant's capital stock as of March 31, 1996 was 90,569,386 shares of Common Stock, Class A and 1,600,000 shares of Common Stock, Class B.

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----

PART I         FINANCIAL INFORMATION

     ITEM 1:   FINANCIAL STATEMENTS

               Consolidated Balance Sheets at March 31, 1996 and
                 September 30, 1995                                       3

               Consolidated Statements of Operations for the Three
                 Months ended March 31, 1996 and 1995,  and for
                 the Six Months ended March 31, 1996 and 1995             4

               Condensed Consolidated Statements of Cash Flow for
                 the Six Months ended March  31, 1996 and 1995            5

               Notes to Consolidated Financial Statements                 6

     ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF                    7
                 OPERATIONS

PART II        OTHER INFORMATION                                         10

    EXHIBITS   None                                                      12

ITEM 1  FINANCIAL STATEMENTS

                               GARTNER GROUP, INC.

                           Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                                               March 31,                   September 30,
                                                                                 1996                          1995
                                                                               ---------                   -------------
ASSETS
Current assets:
    Cash and cash equivalents                                                   $ 65,165                     $ 66,581
    Marketable securities                                                         47,334                       28,833
    Fees receivable, net                                                          97,058                      112,159
    Deferred commissions                                                          10,838                       16,493
    Prepaid expenses and other current assets                                     16,647                       12,162
                                                                                --------                     --------
      Total current assets                                                       237,042                      236,228
                                                                                --------                     --------
Property and equipment, net                                                       27,680                       23,973
Goodwill, net                                                                     66,763                       62,871
Other assets                                                                       8,273                        9,834
                                                                                --------                     --------
      Total assets                                                              $339,758                     $332,906
                                                                                ========                     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations                                      $  2,275                     $  6,725
  Accounts payable and accrued liabilities                                        56,061                       59,173
  Commissions payable                                                              7,067                       13,008
  Accrued bonuses payable                                                          8,343                       15,277
  Deferred revenues                                                              160,096                      161,001
                                                                                --------                     --------
      Total current liabilities                                                  233,842                      255,184
                                                                                --------                     --------
Deferred revenues                                                                  7,138                        3,446
Minority interest                                                                      0                           25

Commitments

Stockholders' equity:
   Preferred stock                                                                     0                            0
  Common stock: $.0005 par value                                                      51                           51
  Additional paid-in capital                                                      81,696                       73,278
  Cumulative translation adjustment                                               (2,002)                      (2,500)
  Accumulated earnings                                                            32,798                       17,257
                                                                                --------                     --------
                                                                                 112,543                       88,086
  Less:  Treasury stock, at cost                                                 (13,765)                     (13,835)
                                                                                --------                     --------
        Total stockholders' equity                                                98,778                       74,251
                                                                                --------                     --------
        Total liabilities and stockholders' equity                              $339,758                     $332,906
                                                                                ========                     ========

                             See accompanying notes.

                               GARTNER GROUP, INC.

                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                         For the three months ended               For the six months ended
                                                                  March 31,                               March 31,
                                                          --------------------------            ----------------------------
                                                           1996               1995               1996                1995
                                                          -------            -------            --------            --------
Revenues:
Continuous services                                       $75,006            $54,162            $147,013            $108,990
Other                                                      15,828             11,377              40,296              27,855
                                                          -------            -------            --------            --------
    Total revenues                                         90,834             65,539             187,309             136,845
                                                          -------            -------            --------            --------
Costs and expenses:
Cost of services and product development                   34,147             24,203              71,226              51,099
Selling and marketing                                      23,096             18,419              48,002              37,944
General and administrative                                 10,974              8,227              21,455              17,237
Transaction costs                                              --                 --               1,665                  --
Depreciation                                                2,012              1,653               4,249               3,355
Amortization of intangibles                                   883                939               1,655               1,806
                                                          -------            -------            --------            --------
    Total costs and expenses                               71,112             53,441             148,252             111,441
                                                          -------            -------            --------            --------

Operating income                                           19,722             12,098              39,057              25,404

Interest income (expense), net                                827                363               1,629                 698
                                                          -------            -------            --------            --------

Income before minority interest and income taxes           20,549             12,461              40,686              26,102

Minority interest                                              --                 --                 <25>                 --
                                                          -------            -------            --------            --------

Income before income taxes                                 20,549             12,461              40,711              26,102

Provision for income taxes                                  8,837              5,184              17,506              11,190
                                                          -------            -------            --------            --------

Net income                                                $11,712             $7,277            $ 23,205            $ 14,912
                                                          =======             ======            ========            ========

Net income per common share                                 $0.12              $0.08               $0.24               $0.16
                                                          =======             ======            ========            ========

Weighted average shares outstanding                        99,294             93,884              98,412              93,536
                                                          =======             ======            ========            ========

                             See accompanying notes.

                               GARTNER GROUP, INC.

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                  For the six months ended March 31,
                                                                                --------------------------------------
                                                                                  1996                         1995
                                                                                --------                     --------
Operating activities:
    Cash provided by operating activities                                       $ 29,492                     $ 23,407

Investing activities:
     Payment for net assets of subsidiaries acquired (excluding cash)            (18,292)                          --
     Additions of property and equipment, net                                     (5,276)                      (9,175)
     Purchase of short-term investments, net                                     (18,501)                      (5,435)
     Other investing                                                                 (60)                        (196)
                                                                                --------                     --------
      Cash used for investing activities                                         (42,129)                     (14,806)
                                                                                --------                     --------
Financing activities:
     Principal payments on long-term debt and capital lease obligations           (4,450)                      (4,825)
     Issuance of common stock and warrants                                         9,950                        2,430
     Purchase of treasury stock                                                       --                          (11)
     Net changes in Dataquest subsidiary balance due to Dun & Bradstreet          (7,662)                       8,782
     Tax benefits of stock transactions with employees                            13,538                           --
                                                                                --------                     --------
      Cash provided by financing activities                                       11,376                        6,376
                                                                                --------                     --------

Net (decrease) increase in cash and cash equivalents                              (1,261)                      14,977
Effects of foreign exchange rates on cash and cash equivalents                      (155)                         120
Cash and cash equivalents, beginning of period                                    66,581                       48,805
                                                                                --------                     --------
Cash and cash equivalents, end of period                                        $ 65,165                     $ 63,902
                                                                                ========                     ========

                             See accompanying notes.

                               GARTNER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner Group, Inc. (the "Company") on Form 10-K for the fiscal year ended September 30, 1995. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

All historical financial information has been restated to reflect the acquisition of Dataquest, Incorporated ("Dataquest") in a manner similar to pooling of interests accounting. (See Note 2 - Acquisition of Dataquest.)

Note 2 - Acquisition of Dataquest

On December 1, 1995, the Company acquired Dataquest, a wholly-owned subsidiary of The Dun & Bradstreet Corporation (the majority shareholder of the Company). Consideration consisted of $15.0 million in cash, 3,000,000 shares of Class A Common Stock from treasury and a five year warrant to purchase 600,000 shares of Class A Common Stock at $16.42 per share. The Company has accounted for the acquisition as a transfer and exchange between companies under common control. Accordingly, the accounts of Dataquest have been combined with the Company's at historical cost in a manner similar to a pooling of interests. Dataquest is a leading provider of information technology ("IT") market research and consulting for the IT vendor manufacturer and financial communities which complements the Company's end user focus. Similar to the Company, Dataquest provides annual subscription services, custom research and consulting. The Company anticipates it will benefit from the combined broader geographical presence, expanded distribution capabilities, strengthened research expertise and the elimination of redundant administrative functions. In connection with the acquisition, the Company recorded a one time charge in the first fiscal quarter of 1996 of $1.7 million for certain transaction costs, principally legal and other professional fees.

Further information on the acquisition of Dataquest, including pro forma financial information, is available in the Company's Current Report on Form 8-K dated December 1, 1995 and Form 8-K/A dated February 9, 1996.

Note 3 - Pending Acquisition of J3 Learning Corporation

On March 11, 1996, the Company entered into a merger agreement to purchase J3 Learning Corporation ("J3"), a leading provider of IT training products based in Minneapolis, Minnesota. Upon approval by the shareholders of J3, the agreement provides for Gartner to acquire 100% ownership of J3 during June 1996, for consideration of approximately $45 million in cash and shares of Common Stock of Gartner. When consummated, the acquisition will be accounted for as a purchase, and it is anticipated that a significant portion of the consideration paid will be expensed as in-process research and development (approximately $32.0 million) immediately following the closing of the transaction, expected in July 1996. J3 publishes, markets and distributes software educational materials for corporate and individual training. The products are available in video, multimedia and computer-based training formats, and address software training needs relating to desktop applications, operating systems, relational databases, networking technologies and developer languages and tools. Although 90% of its sales are generated in the U.S., J3 intends to pursue international expansion through a subsidiary office in the United Kingdom and salespersons and distributors in Latin America, the Middle East, Africa and Asia Pacific. Further information is available in the Company's Registration Statement on Form S-4 filed April 22, 1996.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below under "Quarterly Operating Income Trends," "Other Factors that may Affect Future Performance" and elsewhere in this report.

TOTAL REVENUES increased 39% to $90.8 million for the second quarter of fiscal 1996 from $65.5 million in the corresponding quarter of fiscal 1995. Revenues from continuous services increased by 38% to $75.0 million from $54.2 million for the same quarter in fiscal 1995, and other revenues increased by 39% to $15.8 million from $11.4 million. For the six months ended March 31, 1996, total revenues increased 37% to $187.3 million, as compared to the six months ended March 31, 1995, with continuous services revenues and other revenues increasing by 35% and 45%, respectively. Continuous services are annually renewable subscription services which, on an ongoing basis, highlight industry developments, review new products and technologies, provide quantitative market research and analyze industry trends within a particular technology or market sector. Revenues from continuous services contracts are recognized ratably over the contract period, generally twelve months.

The increases in continuous services revenues in the second fiscal quarter and first six months of 1996, as compared to the corresponding periods of the prior year, reflected primarily the results of a new sales strategy implemented in fiscal 1994 and fiscal 1995 which targets clients with revenues ranging from $500 million to $2 billion, in addition to the Company's traditional larger clients. The increases in revenues from continuous services were primarily volume-oriented as prices have remained relatively constant during the periods highlighted. Continued international expansion has also contributed to revenue growth, as a result of additional investment in direct sales personnel in Europe and continued focus on expansion of other international markets.

Contract value increased 34% to $316.8 million at March 31, 1996 versus March 31, 1995. The Company believes that contract value is a significant measure of the Company's volume of business and calculates the amount of contract value as the annualized subscription fees under all continuous service contracts in effect at a given point in time, without regard to the duration of the contracts outstanding at such time. Historically, the Company has experienced that a substantial portion of client companies have renewed subscriptions for an equal or higher level of total subscription payments each year, and annual continuous services revenues in any fiscal year have closely correlated to contract value at the beginning of the fiscal year. As of March 31, 1996, 83% of the Company's clients have renewed one or more subscriptions in the last twelve months. However, this renewal rate is not necessarily indicative of the rate of retention of the Company's revenue base, and contract value at any time may not be indicative of future continuous services revenues or cash flows if the rate of renewal of continuous services contracts or the timing of new business were to significantly change during the following twelve months compared to historic patterns. Deferred revenues of $167.2 million and $164.4 million at March 31, 1996 and September 30, 1995, respectively, as presented in the Company's balance sheets, represent unamortized revenues from continuous services contracts at the balance sheet date plus unamortized revenues of certain other products and noncontinuous services. Therefore, deferred revenues do not directly correlate to contract value as of the same date, because the annualized calculation is made without regard to the duration of the contracts outstanding at such time, and contract value is limited to continuous services contracts.

Other revenues for the second quarter of fiscal 1996 increased 39% compared to the same quarter in fiscal 1995, to $15.8 million. Other revenues consist principally of revenues recognized as earned from conferences, consulting engagements, publications, training on technology and other noncontinuous services. The increase of $4.5 million in the current year's second fiscal quarter over the second fiscal quarter of 1995 resulted primarily from a major new conference held in March 1996, consulting revenues of Nomos Ricera, an information technology consulting firm located in Italy acquired in October 1995, and sales generated from Relational Courseware, Inc., a computer-based training company acquired in July 1995. Other revenues for the six months ended March 31, 1996 increased 45% to $40.3 million, reflecting primarily the increased revenues from conferences, consulting, computer-based training products and publications.

OPERATING INCOME rose 63% to $19.7 million, or 22% of revenues, for the second quarter of fiscal 1996, from $12.1 million or 18% of revenues in the corresponding quarter last fiscal year. Operating income for the six months ended March 31, 1996 rose to $39.1 million, or 21% of revenues, an increase of 54%, from $25.4 million or 18% of revenues in the first six months of the prior year, despite a nonrecurring expense of $1.7 million in the first fiscal quarter of 1996 for costs related to the Dataquest acquisition. As revenues continue to grow, the Company has benefited from economies of scale, leveraged its resources (additional revenues have been generated using essentially the same resources), and, thereby, improved margins. Margin improvement measures implemented by the Company in the prior two fiscal years continue to favorably impact operating results, including the standardization of research methodology, electronic distribution, improved productivity of the international sales force, and the further utilization of additional sales channels to reach smaller organizations.

While costs and expenses increased by $17.6 million to $71.1 million in the second quarter of fiscal 1996, such costs decreased to 78% of total revenues from 82% in the corresponding quarter of fiscal 1995. The increase reflected primarily the continuing expansion of the Company's distribution system and the additional personnel needed to provide high quality service and support as the client base grows. In the second fiscal quarter of 1996 as compared to the same quarter in fiscal 1995, these factors resulted in a 41% increase in cost of services and product development, a 25% increase in sales and marketing expense and a 33% increase in general and administrative expense. However, expressed as a percentage of total revenues, the costs of services and product development increased slightly to 38% of total revenues, while sales and marketing expenses decreased from 28% to 25%, and general and administrative costs decreased from 13% to 12% of revenues, in comparing the second quarter of fiscal 1996 to the second quarter of fiscal 1995. Costs and expenses increased to $148.2 million from $111.4 million for six months ended March 31, 1996 and March 31, 1995, representing 79% and 81% of total revenues, respectively.

INTEREST INCOME (EXPENSE), NET increased to $0.8 million in the second fiscal quarter of the current year as compared to $0.4 million in the same period of fiscal 1995. This increase is attributable primarily to the decrease in debt related to the purchase of New Science Associates and Real Decisions Corporation and an increase in the Company's average available investable funds, partially offset by lower rates earned on those funds.

PROVISION FOR INCOME TAXES increased by $3.6 million to $8.8 million in the second fiscal quarter of 1996, compared to the same quarter last year. The effective rate for the quarter ended March 31, 1996 was 43%, an increase from 42% in the comparable fiscal quarter in fiscal 1995. For the six months ended March 31, 1996, the provision for income taxes increased $6.3 million to $17.5 million and the effective rate remained at 43%.

EARNINGS PER SHARE increased 50% to 12 cents per common share for the second fiscal quarter of 1996 as compared to 8 cents for the corresponding period last year. For the six months ended March 31, 1996 and March 31, 1995, earnings per share rose to 24 cents versus 16 cents.

QUARTERLY OPERATING INCOME TRENDS. The Company has realized significant growth in contract value at the end of quarters, particularly the fourth quarter of the fiscal year. Consequently, fees receivable, deferred revenues, deferred commissions and commissions payable reflect this activity and typically show substantial increases at the end of quarters within a fiscal year, particularly at year end. All contracts are billable upon signing, absent special terms granted on a limited basis from time-to-time. All contracts are noncancellable and nonrefundable, except for government contracts which have a 30 day cancellation clause but have not produced material cancellations to date. The Company's policy is to record at the time of signing of a continuous service contract the entire amount of the contract billable as fees receivable and deferred revenue. Revenues from continuous services contracts are recognized ratably over the contract period, generally twelve months. Consequently, continuous services revenues have typically increased significantly in the first quarter of the ensuing fiscal year over the immediately preceding quarter and other revenues similarly increased from the annual conference events held in the first quarter. The level of spending as a percentage of revenues has remained relatively constant throughout the fiscal year. As a result of these factors, operating income has generally been higher in the earlier quarters of the fiscal year. The Company also records the related commission obligation upon the signing of the contract and amortizes the corresponding deferred commission expense over the contract period in which the related continuous services revenues are earned and amortized to income. Although historically the Company's operations have followed these trends, these trends may not be indicative of the future operating income results.

OTHER FACTORS THAT MAY AFFECT FUTURE PERFORMANCE. The Company's future operating results will depend upon the Company's ability to continue to compete successfully in the market for information products and services. The Company faces competition from a significant number of independent providers of similar services as well as the internal marketing and planning organizations of the Company's clients. The Company also competes indirectly against other information providers, including electronic and print media companies and consulting firms. In addition, there are limited barriers to entry into the Company's market and additional new competitors could readily emerge. There can be no assurance that the Company will be able to continue to provide the products and services that meet client needs as the IT markets rapidly evolve, or that the Company can otherwise continue to compete successfully. In this regard, the Company's ability to compete is largely dependent upon the quality of its staff of IT analysts. Competition for qualified analysts is intense. There can be no assurance that the Company will be able to hire additional qualified IT analysts as may be required to support the evolving needs of customers or any growth in the Company's business. Any failure to maintain a premier staff of IT analysts could adversely affect the quality of the Company's products and services, and therefore its future business and operating results. Additionally, there may be increased business risk as the Company expands to smaller domestic companies and to other international markets.

On March 11, 1996, the Company entered into a merger agreement to purchase J3 Learning Corporation ("J3"), a leading provider of IT training products based in Minneapolis, Minnesota. Upon approval by the shareholders of J3, the agreement provides for Gartner to acquire 100% ownership of J3 during June 1996, for consideration of approximately $45 million in cash and shares of Common Stock of Gartner. When consummated, the acquisition will be accounted for as a purchase, and it is anticipated that a significant portion of the consideration paid will be expensed as in-process research and development (approximately $32.0 million) immediately following the closing of the transaction, expected in July 1996. J3 publishes, markets and distributes software educational materials for corporate and individual training. The products are available in video, multimedia and computer-based training formats, and address software training needs relating to desktop applications, operating systems, relational databases, networking technologies and developer languages and tools. Although 90% of its sales are generated in the U.S., J3 intends to pursue international expansion through a subsidiary office in the United Kingdom and salespersons and distributors in Latin America, the Middle East, Africa and Asia Pacific. Further information is available in the Company's Registration Statement on Form S-4 filed April 22, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date primarily through cash provided by operating activities. The combined historical revenue growth and operating margin improvements have contributed to positive cash provided by operating activities. In addition, cash flow has been enhanced by the Company's continuing management of working capital requirements to support increased sales volumes. The Company's cash and cash equivalents balance at March 31, 1996 and September 30, 1995 was $65.2 million and $66.6 million, respectively. Additionally, the marketable securities balance increased to $47.3 million at March 31, 1996 from $28.8 million at September 30, 1995. Cash provided by operating activities totaled $29.5 million for the six months ended March 31, 1996, compared with $23.4 million for the comparable period of the prior year. Cash used for investing activities increased to $42.1 million and consists of the $15.0 million payment to acquire Dataquest and $18.5 million for the purchase of short-term investments. Cash provided by financing activities totaled $11.4 million in the first half of fiscal 1996, and reflects $13.5 million in tax benefits from stock transactions with employees.

At March 31, 1996, short-term debt and capital lease obligations were $2.3 million, a decrease of $4.5 million from the fiscal year end, which represents settlement of a promissory note for the acquisition of Real Decisions Corporation. In addition, the Company has available unsecured credit lines in the amount of $5.0 million each, with The Bank of New York and Chemical Bank, under neither of which are there borrowings outstanding. The Company has outstanding letters of credit with Chase Manhattan Bank of $5.5 million. The Company currently has no material capital commitments. The Company believes that its current cash balance, marketable securities, cash provided by operating activities, and borrowings available under the existing lines of credit, will be sufficient for the anticipated short-term and foreseeable long-term cash needs of the Company.

PART II OTHER INFORMATION

None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Gartner Group, Inc.
                                                 -------------------------------

Date May 10, 1996                                /s/ John F. Halligan
                                                 -------------------------------
                                                 John F. Halligan
                                                 Executive Vice President
                                                 and Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

EXHIBIT INDEX
- -------------

Exhibit No.                   Description
- ----------                    -----------
EX-27                         Financial Data Schedule