Form 10-Q/A
period 1996-03-31
GARTNER GROUP INC
filed 1996-07-02
CIK 749251

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A

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

ITEM 1  FINANCIAL STATEMENTS

                               GARTNER GROUP, INC.

                           Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                                              (Restated)
                                                                               March 31,                   September 30,
                                                                                 1996                          1995
                                                                               ---------                   -------------
ASSETS
Current assets:
    Cash and cash equivalents                                                   $ 65,165                     $ 66,581
    Marketable securities                                                         47,334                       28,833
    Fees receivable, net                                                          97,058                      112,159
    Deferred commissions                                                          10,838                       16,493
    Prepaid expenses and other current assets                                     16,647                       12,162
                                                                                --------                     --------
      Total current assets                                                       237,042                      236,228
                                                                                --------                     --------
Property and equipment, net                                                       27,680                       23,973
Goodwill, net                                                                     66,763                       62,871
Other assets                                                                       8,273                        9,834
                                                                                --------                     --------
      Total assets                                                              $339,758                     $332,906
                                                                                ========                     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations                                      $  2,275                     $  6,725
  Accounts payable and accrued liabilities                                        53,584                       59,173
  Commissions payable                                                              7,067                       13,008
  Accrued bonuses payable                                                          8,343                       15,277
  Deferred revenues                                                              160,096                      161,001
                                                                                --------                     --------
      Total current liabilities                                                  231,365                      255,184
                                                                                --------                     --------
Deferred revenues                                                                  7,138                        3,446
Minority interest                                                                      0                           25

Commitments

Stockholders' equity:
   Preferred stock                                                                     0                            0
  Common stock: $.0005 par value                                                      51                           51
  Additional paid-in capital                                                      78,196                       73,278
  Cumulative translation adjustment                                               (2,002)                      (2,500)
  Accumulated earnings                                                            38,775                       17,257
                                                                                --------                     --------
                                                                                 115,020                       88,086
  Less:  Treasury stock, at cost                                                 (13,765)                     (13,835)
                                                                                --------                     --------
        Total stockholders' equity                                               101,255                       74,251
                                                                                --------                     --------
        Total liabilities and stockholders' equity                              $339,758                     $332,906
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

                               GARTNER GROUP, INC.

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                  For the six months ended March 31,
                                                                                  -----------------------------------
                                                                               (Restated)
                                                                                  1996                         1995
                                                                                --------                     --------
Operating activities:
    Cash provided by operating activities                                       $ 27,017                     $ 23,407

Investing activities:
     Payment for net assets of subsidiaries acquired (excluding cash)            (18,292)                          --
     Additions of property and equipment, net                                     (5,276)                      (9,175)
     Purchase of short-term investments, net                                     (18,501)                      (5,435)
     Other investing                                                                 (60)                        (196)
                                                                                --------                     --------
      Cash used for investing activities                                         (42,129)                     (14,806)
                                                                                --------                     --------
Financing activities:
     Principal payments on long-term debt and capital lease obligations           (4,450)                      (4,825)
     Issuance of common stock and warrants                                         6,450                        2,430
     Purchase of treasury stock                                                       --                          (11)
     Contributions (distributions) of capital between Dataquest and
      its former parent                                                           (1,687)                       8,782
     Tax benefits of stock transactions with employees                            13,538                           --
                                                                                --------                     --------
      Cash provided by financing activities                                       13,851                        6,376
                                                                                --------                     --------

Net (decrease) increase in cash and cash equivalents                              (1,261)                      14,977
Effects of foreign exchange rates on cash and cash equivalents                      (155)                         120
Cash and cash equivalents, beginning of period                                    66,581                       48,805
                                                                                --------                     --------
Cash and cash equivalents, end of period                                        $ 65,165                     $ 63,902
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

Note 4 - Restatement of Report on Form 10-Q for the Quarter Ended March 31, 1996

The Company has amended the Form 10-Q to correct certain classification entries related to the Dataquest acquisition made during its second fiscal quarter which impact amounts previously reported in the balance sheet and statement of cash flows as of and for the six month period ended March 31, 1996. As a result of the corrections, certain balance sheet accounts were adjusted as of March
31, 1996 as well as amounts in the statement of cash flows for the six month period ended March 31, 1996. These adjustments did not involve cash of the Company or affect the results of operations for any previously reported periods. The following is a summary of the nature and impact of the corrections.

                                                    Adjustments
                                        ------------------------------------------
                        Previously      Deferred      Cash         Pre-acquisition      Correct
                         recorded       taxes(1)    payment(2)      liabilities(2)      amount
                        ----------      --------    ----------     ---------------      -------
Balance Sheet
- -------------
Accounts payable and
  accrued liabilities   $56,061         $(2,896)                        $ 419           $53,584
Additional paid-in
  capital               $81,696                       $(3,500)                          $78,196
Accumulated earnings    $32,798         $ 2,896         3,500           $(419)          $38,775

Statement of Cash Flow
- ----------------------
Cash provided by
  operating activities  $29,492         $(2,896)                        $ 419           $27,015
Issuance of common stock
  and warrants          $ 9,950                         $(3,500)                        $ 6,450
Contributions
  (distributions)
  of capital between
  Dataquest and its
  former parent         $(7,662)        $ 2,896         $ 3,500         $(419)          $(1,685)

- ---------------
(1) To reclass a deferred tax asset originally recorded as a component of accumulated earnings and was originally recorded as a credit to accounts payable and accrued liabilities.

(2) To reclassify payment for certain assets and liabilities of Dataquest as a reduction of additional paid-in capital as opposed to retained earnings as originally recorded.

(3) To record certain post-employment liabilities established in September 1995 which continue to be outstanding at March 31, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date primarily through cash provided by operating activities. The combined historical revenue growth and operating margin improvements have contributed to positive cash provided by operating activities. In addition, cash flow has been enhanced by the Company's continuing management of working capital requirements to support increased sales volumes. The Company's cash and cash equivalents balance at March 31, 1996 and September 30, 1995 was $65.2 million and $66.6 million, respectively. Additionally, the marketable securities balance increased to $47.3 million at March 31, 1996 from $28.8 million at September 30, 1995. Cash provided by operating activities totaled $27.0 million for the six months ended March 31, 1996, compared with $23.4 million for the comparable period of the prior year. Cash used for investing activities increased to $42.1 million and consists of the $15.0 million payment to acquire Dataquest and $18.5 million for the purchase of short-term investments. Cash provided by financing activities totaled $13.9 million in the first half of fiscal 1996, and reflects $13.5 million in tax benefits from stock transactions with employees.

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


                                                 Gartner Group, Inc.
                                                 -------------------------------

Date July 2, 1996                                /s/ John F. Halligan
                                                 -------------------------------
                                                 John F. Halligan
                                                 Executive Vice President
                                                 and Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

EXHIBIT INDEX
- -------------

Exhibit No.                   Description
- ----------                    -----------
EX-27                         Financial Data Schedule