Form 10-Q
period 1996-06-30
GARTNER GROUP INC
filed 1996-08-13
CIK 749251

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(MARK ONE)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [X]                THE SECURITIES EXCHANGE ACT OF 1934.

                       FOR THE QUARTER ENDED JUNE 30, 1996

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

     The number of shares outstanding of the Registrant's capital stock as of June 30, 1996 was 89,661,224 shares of Common Stock, Class A and 1,600,000 shares of Common Stock, Class B.

                                TABLE OF CONTENTS




PART I           FINANCIAL INFORMATION


  ITEM 1:        FINANCIAL STATEMENTS

                 Consolidated Balance Sheets at June 30, 1996 and
                    September 30, 1995

                 Consolidated Statements of Operations for the Three Months
                    ended June 30, 1996 and 1995, and for the Nine Months ended June 30, 1996 and 1995

                 Condensed Consolidated Statements of Cash Flow for
                    the Nine Months ended June 30, 1996 and 1995

                 Notes to Consolidated Financial Statements

  ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS

PART II          OTHER INFORMATION


  EXHIBITS       None

ITEM 1  FINANCIAL STATEMENTS

                               GARTNER GROUP, INC.

                           Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                          June 30,        September 30,
                                                            1996              1995
                                                          ---------       -------------
ASSETS
Current assets:
  Cash and cash equivalents                               $ 107,875         $  66,581
  Marketable securities                                      10,850            28,833
  Fees receivable, net                                      100,082           112,159
  Deferred commissions                                        9,178            16,493
  Prepaid expenses and other current assets                  14,922            12,162
                                                          ---------         ---------
      Total current assets                                  242,907           236,228
                                                          ---------         ---------

Long-term marketable securities                              10,740                --

Property and equipment, net                                  29,994            23,973

Goodwill, net                                                65,871            62,871

Other assets                                                  8,264             9,834
                                                          ---------         ---------
            Total assets                                  $ 357,776         $ 332,906
                                                          =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations                $   2,275         $   6,725
  Accounts payable and accrued liabilities                   47,673            59,173
  Commissions payable                                         6,907            13,008
  Accrued bonuses payable                                    12,150            15,277
  Deferred revenues                                         159,303           161,001
                                                          ---------         ---------
      Total current liabilities                             228,308           255,184
                                                          ---------         ---------


Deferred revenues                                             5,315             3,446
Minority interest                                                 0                25

Commitments

Stockholders' equity:
  Preferred stock                                                 0                 0
  Common stock: $.0005 par value                                 51                51
  Additional paid-in capital                                 88,915            73,278
  Cumulative translation adjustment                          (2,444)           (2,500)
  Accumulated earnings                                       51,396            17,257
                                                          ---------         ---------
                                                            137,918            88,086
  Less:  Treasury stock, at cost                            (13,765)          (13,835)
                                                          ---------         ---------
        Total stockholders' equity                          124,153            74,251
                                                          ---------         ---------
        Total liabilities and stockholders' equity        $ 357,776         $ 332,906
                                                          =========         =========

                             See accompanying notes.

                               GARTNER GROUP, INC.

                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                   For the three months ended   For the nine months ended
                                                             June 30,                    June 30,
                                                   ---------------------------  -------------------------
                                                       1996          1995          1996           1995
                                                     ---------     ---------     ---------      ---------
Revenues:
Continuous services                                  $  77,458     $  60,240     $ 224,471      $ 169,230
Other                                                   19,948        16,169        60,244         44,024
                                                     ---------     ---------     ---------      ---------
       Total revenues                                   97,406        76,409       284,715        213,254
                                                     ---------     ---------     ---------      ---------

Costs and expenses:
Cost of services and product development                38,967        30,458       110,192         81,557
Selling and marketing                                   23,620        20,501        71,622         58,445
General and administrative                              10,504         9,928        31,959         27,165
Transaction costs                                           --            --         1,665             --
Depreciation                                             2,202         1,663         6,451          5,018
Amortization of intangibles                                910           939         2,565          2,745
                                                     ---------     ---------     ---------      ---------
    Total costs and expenses                            76,203        63,489       224,454        174,930
                                                     ---------     ---------     ---------      ---------
Operating income                                        21,203        12,920        60,261         38,324

Interest income, net                                       939           668         2,567          1,366
                                                     ---------     ---------     ---------      ---------

Income before minority interest and income taxes        22,142        13,588        62,828         39,690

Minority interest                                           --            --           (25)            --
                                                     ---------     ---------     ---------      ---------

Income before income taxes                              22,142        13,588        62,853         39,690

Provision for income taxes                               9,521         6,114        27,027         17,304
                                                     ---------     ---------     ---------      ---------

Net income                                           $  12,621     $   7,474     $  35,826      $  22,386
                                                     =========     =========     =========      =========

Net income per common share                          $    0.13     $    0.08     $    0.36      $    0.24
                                                     =========     =========     =========      =========

Weighted average shares outstanding                    100,094        95,372        98,896         94,282
                                                     =========     =========     =========      =========

                             See accompanying notes.

                               GARTNER GROUP, INC.

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                        For the nine months ended June 30,
                                                                        ----------------------------------
                                                                               1996          1995
                                                                            ---------      ---------
Operating activities:
     Cash provided by operating activities                                  $  40,317      $  39,433

Investing activities:
     Payment for net assets of subsidiaries acquired (excluding cash)         (18,292)        (1,895)
     Additions of property and equipment, net                                 (12,246)       (10,100)
     Sale (purchase) of short-term investments, net                             7,243        (14,405)
     Cash received on disposals of property and equipment                          --         11,826
     Other investing                                                              (25)           (13)
                                                                            ---------      ---------
     Cash used for investing activities                                       (23,320)       (14,587)
                                                                            ---------      ---------

Financing activities:
     Principal payments on long-term debt and capital lease obligations        (4,450)        (4,825)
     Issuance of common stock and warrants                                      7,487          2,876
     Purchase of treasury stock                                                    --            (11)
     Distributions of capital between Dataquest and its
     former parent                                                             (1,687)        (9,349)
     Tax benefits of stock transactions with employees                         23,223          7,500
                                                                            ---------      ---------
     Cash provided by  (used for) financing activities                         24,573         (3,809)
                                                                            ---------      ---------

Net increase in cash and cash equivalents                                      41,570         21,037
Effects of foreign exchange rates on cash and cash equivalents                   (276)           165
Cash and cash equivalents, beginning of period                                 66,581         48,805
                                                                            ---------      ---------
Cash and cash equivalents, end of period                                    $ 107,875      $  70,007
                                                                            =========      =========

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

Note 2 - Acquisition of Dataquest

On December 1, 1995, the Company acquired Dataquest, a wholly-owned subsidiary of The Dun & Bradstreet Corporation (the majority shareholder of the Company). Consideration consisted of $15.0 million in cash, 3,000,000 shares of Class A Common Stock from treasury and a five year warrant to purchase 600,000 shares of Class A Common Stock at $16.42 per share. The Company has accounted for the acquisition as a transfer and exchange between companies under common control. Accordingly, the accounts of Dataquest have been combined with the Company's at historical cost in a manner similar to a pooling of interests. Dataquest is a provider of information technology ("IT") market research and consulting for the IT vendor manufacturer and financial communities which complements the Company's end user focus. Similar to the Company, Dataquest provides annual subscription services, custom research and consulting. The Company anticipates it will benefit from the combined broader geographical presence, expanded distribution capabilities, strengthened research expertise and the elimination of redundant administrative functions. In connection with the acquisition, the Company recorded a one time charge in the first fiscal quarter of 1996 of $1.7 million for certain transaction costs, principally legal and other professional fees.

Further information on the acquisition of Dataquest, including pro forma financial information, is available in the Company's Current Report on Form 8-K dated December 1, 1995 and Form 8-K/A dated February 9, 1996.

Note 3 - Subsequent Event, Acquisition of J3 Learning Corporation

   On July 31, 1996, the Company acquired J3 Learning Corporation ("J3") for consideration of approximately $7.9 million in cash and 1,136,658 shares of Class A Common Stock of Gartner with an approximate market value of $37.1 million. J3 publishes, markets and distributes software educational materials for corporate and individual training. Training products available in video, multimedia and computer-based training formats, address software training needs relating to desktop applications, operating systems, relational databases, networking technologies and developer languages and tools. The acquisition will be accounted for as a purchase, and approximately $32.2 million of the consideration paid will be expensed as in-process research and development immediately following the closing of the transaction. At June 30, 1996, the Company had in other receivables a short-term loan receivable from J3 of $800,000 which accrues interest at a floating interest rate of prime plus three percent annually. Further information is available in the Company's Registration Statement on Form S-4 filed July 3, 1996. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of J3 had occurred at the beginning of the periods and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future (in thousands, except per share data):

                                                      For the nine months ended June 30,
                                                      ----------------------------------
                                                       1996                        1995
                                                       ----                        ----
   Total revenue                                     $294,686                    $224,507
   Net income                                         $28,915                     $15,785
   Net income per common share                          $0.29                       $0.17

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

The following table sets forth certain results of operations as a percentage of total revenues:

                                                        For the three months ended          For the nine months ended
                                                                June 30,                             June 30,
                                                        --------------------------          -------------------------
                                                         1996                1995            1996               1995
                                                        ------              ------          ------             ------
Revenues:
Continuous services                                      79.5%               78.8%           78.8%              79.4%
Other                                                    20.5                21.2            21.2               20.6
                                                        -----               -----           -----              -----
    Total revenues                                      100.0               100.0           100.0              100.0
                                                        -----               -----           -----              -----

Costs and expenses:
Cost of services and product development                 40.0                39.9            38.7               38.2
Selling and marketing                                    24.2                26.8            25.2               27.4
General and administrative                               10.8                13.0            11.2               12.7
Transaction costs                                          --                  --             0.6                 --
Depreciation                                              2.3                 2.2             2.3                2.4
Amortization of intangibles                               0.9                 1.2             0.9                1.3
                                                        -----               -----           -----              -----
    Total costs and expenses                             78.2                83.1            78.8               82.0
                                                        -----               -----           -----              -----
Operating income                                         21.8                16.9            21.2               18.0

Interest income, net                                      1.0                 0.9             0.9                0.6
                                                        -----               -----           -----              -----

Income before minority interest and income taxes         22.8                17.8            22.1               18.6

Minority interest                                          --                  --              --                 --
                                                        -----               -----           -----              -----

Income before income taxes                               22.8                17.8            22.1               18.6

Provision for income taxes                                9.8                 8.0             9.5                8.1
                                                        -----               -----           -----              -----

Net income                                               13.0%                9.8%           12.6%              10.5%
                                                        =====               =====           =====              =====


TOTAL REVENUES increased 27% to $97.4 million for the third quarter of fiscal 1996 from $76.4 million in the corresponding quarter of fiscal 1995. For the nine months ended June 30, 1996, total revenues increased 34% to $284.7 million, as compared to $213.3 million for the nine months ended June 30, 1995.

For the third quarter of fiscal 1996, revenues from continuous services increased by 29% to $77.5 million from $60.2 million for the same quarter in fiscal 1995. For the nine months ended June 30, 1996, revenues from continuous services increased 33% to $224.5 million as compared to $169.2 million in the same period in 1995. Continuous services revenues comprised approximately 80% and 79% of total revenues for the 1996 third quarter and for the nine months ended June 30, 1996, respectively, compared to 79% for both periods in the preceding year. Continuous services are annually renewable subscription services which, on an ongoing basis, highlight industry developments, review new products and technologies, provide quantitative market research and analyze industry trends within a particular technology or market sector. Revenues from continuous services contracts are recognized ratably over the contract period, generally twelve months. The increases in revenues from continuous services were volume-oriented as prices have remained relatively constant during the periods highlighted, and reflect primarily continuing strong market acceptance of new services introduced in 1996, domestic expansion resulting from a change in sales strategy which targets clients with revenues ranging from $500 million to $2 billion, as well as continued growth from the existing client base and the Company's international expansion. During the third quarter the Company launched a number of internet based products that are expected to expand the distribution channels for the Company's products beginning in the fourth quarter of fiscal 1996.

Contract value increased 33% to $334.5 million at June 30, 1996 versus June 30, 1995. The Company believes that contract value, which is calculated as the annualized subscription fees under all continuous service contracts in effect at a given point in time, without regard to the duration of the contracts outstanding at such time, is a significant measure of the Company's volume of business. Historically, the Company has experienced that a substantial portion of client companies have renewed subscriptions for an equal or higher level of total subscription payments each year, and annual continuous services revenues in any fiscal year have closely correlated to contract value at the beginning of the fiscal year. As of June 30, 1996, 83% of the Company's clients have renewed one or more subscriptions in the last twelve months. However, this renewal rate is not necessarily indicative of the rate of retention of the Company's revenue base, and contract value at any time may not be indicative of future continuous services revenues or cash flows if the rate of renewal of continuous services contracts or the timing of new business were to significantly change during the following twelve months compared to historic patterns. Deferred revenues of $164.6 million and $164.4 million at June 30, 1996 and September 30, 1995, respectively, as presented in the Company's balance sheets, represent unamortized revenues from continuous services contracts at the balance sheet date plus unamortized revenues of certain other products and noncontinuous services. Deferred revenues do not directly correlate to contract value as of the same date, since contract value represents an annualized value of all outstanding continuous services contracts without regard to the duration of such contracts, and deferred revenue represents unamortized revenue remaining on all outstanding contracts including continuous services and other products based on an actual contract duration.

Other revenues for the third quarter of fiscal 1996 increased 23% compared to the same quarter in fiscal 1995, to $19.9 million from $16.2 million. Other revenues consist principally of revenues recognized as earned from conferences, consulting engagements, publications, training on technology and other noncontinuous services. The increase of $3.7 million in the current year's third fiscal quarter over the third fiscal quarter of 1995 resulted primarily from new conferences, consulting revenues of Nomos Ricera, an information technology consulting firm located in Italy acquired in October 1995, and sales generated from Relational Courseware, Inc., the Company's computer-based training business acquired in July 1995. Other revenues for the nine months ended June 30, 1996 increased 37% to $60.2 million, reflecting primarily the increased revenues from conferences, consulting, computer-based training products and publications.

OPERATING INCOME rose 64% to $21.2 million, or 22% of revenues, for the third quarter of fiscal 1996, from $12.9 million or 17% of revenues in the corresponding quarter last fiscal year. Operating income for the nine months ended June 30, 1996 rose to $60.3 million, or 21% of revenues, an increase of 57%, from $38.3 million or 18% of revenues in the first nine months of the prior year, despite a nonrecurring expense of $1.7 million in the first fiscal quarter of 1996 for costs related to the Dataquest acquisition. As revenues continue to grow, the Company has benefited from economies of scale, leveraged its resources (additional revenues have been generated using essentially the same resources) and, thereby, improved margins. Margin improvement measures implemented by the Company in the prior two fiscal years continue to favorably impact operating results, including the standardization of research methodology, electronic distribution, improved productivity and expansion of the international sales force, and the further utilization of additional sales channels to reach smaller organizations.

While costs and expenses increased by $12.7 million to $76.2 million in the third quarter of fiscal 1996, such costs decreased to 78% of total revenues from 83% in the corresponding quarter of fiscal 1995. The dollar increase in cost growth reflected primarily the continuing expansion of the Company's distribution system, RCI expenses incurred in the third quarter of fiscal 1996 with no comparable expenses in the third quarter of fiscal 1995, heavier than normal conference activity which carries a higher proportion of direct costs and the additional personnel needed to provide high quality service and support as the client base grows. In the third fiscal quarter of 1996 as compared to the same quarter in fiscal 1995, these factors resulted in a 28% increase in cost of services and product development, a 15% increase in sales and marketing expense and a 6% increase in general and administrative expense. However, expressed as a percentage of total revenues, the costs of services and product development remained constant at 40% of total revenues, while sales and marketing expenses decreased from 27% to 24%, and general and administrative costs decreased from 13% to 11% of total revenues, in comparing the third quarter of fiscal 1996 to the third quarter of fiscal 1995. Costs and expenses increased to $224.5 million from $174.9 million for nine months ended June 30, 1996 and June 30, 1995, representing 79% and 82% of total revenues, respectively.

INTEREST INCOME, NET increased to $0.9 million in the third fiscal quarter of the current year as compared to $0.7 million in the same period of fiscal 1995. This increase is attributable primarily to an increase in the Company's average available investable funds and the decrease in debt related to the purchase of New Science Associates and Real Decisions Corporation, partially offset by lower rates earned on the investable funds.

PROVISION FOR INCOME TAXES increased by $3.4 million to $9.5 million in the third fiscal quarter of 1996, compared to the same quarter last year. The effective rate for the quarter ended June 30, 1996 was 43%, a decrease from 45% in the comparable fiscal quarter in fiscal 1995. For the nine months ended June 30, 1996, the provision for income taxes increased $9.7 million to $27.0 million and the effective rate decreased from 44% to 43%.

EARNINGS PER SHARE increased 63% to 13 cents per common share for the third fiscal quarter of 1996 as compared to 8 cents for the corresponding period last year. For the nine months ended June 30, 1996 and June 30, 1995, earnings per share rose to 36 cents versus 24 cents.

QUARTERLY OPERATING INCOME TRENDS. The Company has realized significant growth in contract value at the end of quarters, particularly the fourth quarter of the fiscal year. Consequently, fees receivable, deferred revenues, deferred commissions and commissions payable reflect this activity and typically show substantial increases at the end of quarters within a fiscal year, particularly at year end. All contracts are billable upon signing, absent special terms granted on a limited basis from time-to-time. All contracts are noncancellable and nonrefundable, except for government contracts which have a 30 day cancellation clause but have not produced material cancellations to date. The Company's policy is to record at the time of signing of a continuous service contract the entire amount of the contract billable as fees receivable and deferred revenue. Revenues from continuous services contracts are recognized ratably over the contract period, generally twelve months. The Company also records the related commission obligation upon the signing of the contract and amortizes the corresponding deferred commission expense over the contract period in which the related continuous services revenues are earned and amortized to income. Historically, continuous services revenues have increased significantly in the first quarter of the ensuing fiscal year over the immediately preceding quarter and other revenues have increased similarly from the annual conference events held in the first quarter. The level of spending for operating expenses as a percentage of total revenues has decreased gradually from quarter to quarter during the current fiscal year as compared to increasing levels of spending from quarter to quarter within the prior fiscal year. Accordingly, operating income margin has improved each quarter in fiscal 1996, versus a gradual decline in the prior fiscal year. This change in operating income trends is due primarily to operating efficiencies gained after the acquisition of Dataquest in December 1995, including the elimination of redundant selling and marketing and general and administrative costs, and the leveraging of the Company's resources (generating additional revenue with essentially the same resources). Although the Company's operations are currently following these trends, these trends may not be indicative of the future operating income results.

OTHER FACTORS THAT MAY AFFECT FUTURE PERFORMANCE. The Company's future operating results will depend upon the Company's ability to continue to compete successfully in the market for information products and services. The Company faces competition from a significant number of independent providers of similar services as well as the internal marketing and planning organizations of the Company's clients. The Company also competes indirectly against other information providers, including electronic and print media companies and consulting firms. In addition, there are limited barriers to entry into the Company's market and additional new competitors could readily emerge. There can be no assurance that the Company will be able to continue to provide the products and services that meet client needs as the IT markets rapidly evolves, or that the Company can otherwise continue to compete successfully. In this regard, the Company's ability to compete is largely dependent upon the quality of its staff of IT analysts. Competition for qualified analysts is intense. There can be no assurance that the Company will be able to hire additional qualified IT analysts as may be required to support the evolving needs of customers or any growth in the Company's business. Any failure to maintain a premier staff of IT analysts could adversely affect the quality of the Company's products and services, and therefore its future business and operating results. Additionally, there may be increased business risk as the Company expands product and service offerings to smaller domestic companies and to other international markets.

The Company is expanding its presence in the IT training industry with the acquisition of J3. (See Note 3 - Acquisition of J3 Learning Corporation). The success of the Company in the IT training industry will depend on its ability to compete with vendors of IT products and services which include a range of education and training specialists, hardware and system manufacturers, software vendors, system integrators, dealers, value-added resellers and network/communications vendors. There can be no assurance that the Company will be able to provide products that compare favorably with new competitive products or that competitive pressures will not require the Company to reduce prices. Future success will also depend on the Company's ability to develop new training products that are released timely with the introductions of the underlying software products. Further information regarding the acquisition is available in the Company's Registration Statement on Form S-4 as filed on July 3, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date primarily through cash provided by operating activities. The combined historical revenue growth and operating margin improvements have contributed to positive cash provided by operating activities. In addition, cash flow has been enhanced by the Company's continuing management of working capital requirements to support increased sales volumes. The Company's cash and cash equivalents balance at June 30, 1996 and September 30, 1995 was $107.9 million and $66.6 million, respectively, while the marketable securities balance (including both current and long-term maturities) decreased to $21.6 million at June 30, 1996 from $28.8 million at September 30, 1995. Cash provided by operating activities totaled $40.3 million for the nine months ended June 30, 1996, compared with $39.4 million for the comparable period of the prior year. Cash used for investing activities increased to $23.3 million and primarily consisted of the $15.0 million payment to acquire Dataquest, $12.2 million for the net purchase of property and equipment, offset partially by the net sale of marketable securities for $7.3 million. Cash provided by financing activities totaled $24.6 million in the first nine months of fiscal 1996 compared to a $3.8 million use of cash for the comparable period of the prior fiscal year. The increase in fiscal 1996 reflects $23.2 million in tax benefits from stock transactions with employees. This benefit is due to a reduction in the corporate income tax liability based on an imputed compensation deduction equal to employees' gain upon the exercise of stock options at an exercise price below fair market value. As the market value of the Company's stock has increased, both the volume of exercises and gains on those exercises has increased, thereby resulting in significant tax benefits being realized in the current fiscal year.

At June 30, 1996, short-term debt and capital lease obligations were $2.3 million, a decrease of $4.5 million from the fiscal year end, which represents settlement of a promissory note for the acquisition of Real Decisions Corporation. In addition, the Company has available unsecured credit lines in the amount of $5.0 million each, with The Bank of New York and Chase Manhattan Bank, under neither of which are there borrowings outstanding. The Company has outstanding letters of credit with Chase Manhattan Bank of $5.5 million. The Company currently has no material capital commitments. The Company believes that its current cash balance, marketable securities, cash provided by operating activities, and borrowings available under the existing lines of credit, will be sufficient for the anticipated short-term and foreseeable long-term cash needs of the Company, including planned acquisitions.

PART II OTHER INFORMATION

None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Gartner Group, Inc.
                                                    -------------------


Date August 13, 1996                                /s/ John F. Halligan
                                                    ----------------------------
                                                    John F. Halligan
                                                    Executive Vice President
                                                    and Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)