Form 10-K
period 1996-09-30
GARTNER GROUP INC
filed 1996-12-17
CIK 749251

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(MARK ONE)
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [X]         THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996
                                       OR
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE TRANSITION PERIOD FROM        TO

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

                                                      Name of Each Exchange
            Title of Each Class                        on Which Registered

  Common Stock, Class A, $.0005 Par Value                    Nasdaq

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Company, as of November 30, 1996, was approximately $1.6 billion. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the Registrant's capital stock as of November 30, 1996 was 91,581,031 shares of Common Stock, Class A and 1,600,000 shares of Common Stock, Class B.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on January 23, 1997. Certain information therein is incorporated by reference into Part III hereof.

PART I

ITEM 1. BUSINESS

GENERAL

Gartner Group, Inc. ("Gartner Group" or the "Company"), founded in 1979, is the leading independent provider of research and analysis on the computer hardware, software, communications and related information technology ("IT") industries. The Company's core business is researching and analyzing significant IT industry trends and developments, packaging such analysis into annually renewable subscription-based products and distributing such products through print and electronic media. The Company's primary clients are business professional users, purchasers and vendors of IT products and services. With more then 500 sales professionals in 72 locations, Gartner Group product offerings collectively provide comprehensive coverage of the IT industry to nearly 7,500 client organizations.

The Company's business is also comprised of the following entities: Dataquest, a provider of IT market research and consulting; Real Decisions, a provider of benchmarking, continuous improvement and best practices services; and Gartner Group Learning, a developer and publisher of more than 300 software education training products and services for computer desktop and technical applications professionals.

MARKET OVERVIEW

The explosion of complex IT products and services creates a growing demand for independent research and analysis. Furthermore, IT is increasingly important to organizations' business strategies as the pace of technological change has accelerated and the ability of an organization to integrate and deploy new information technologies is critical to its competitiveness. Companies planning their IT needs must stay abreast of rapid technological developments in a dynamic market where vendors continually introduce new products with a wide variety of standards and ever-shorter life cycles. As a result, IT professionals are making substantial financial commitments to IT systems and products and require independent, third-party research in order to make purchasing and planning decisions for their organization.

BUSINESS STRATEGY

The Company's objective is to maintain and enhance its market position as a global leader providing in-depth, value-added, proprietary research and analysis of the IT industry. The Company has adopted the following strategies to maintain its market position and expand its core business:

Focus on the IT Professional. The Company targets as its clients corporate entities and other large users and vendors of information technologies. Users of Gartner Group's products and services include senior decision makers such as chief executive, chief financial and chief information officers, purchasing and data processing managers as well as desktop end-users. Vendors use market research data in order to evaluate competitive products and market opportunities.

Maintain Research and Analysis Excellence. Gartner Group's global network of research analysts is comprised of more than 400 IT professionals averaging 10 to 15 years of industry experience. Clients rely on Gartner Group's proven research methodology to ensure consistent and comprehensive analysis in all areas of IT. The Company maintains five primary research centers in the following locations:
Stamford, CT; San Jose, CA; Egham, England; Brisbane, Australia; and Tokyo, Japan and a number of smaller, local research centers throughout the world.

New Product Development and Acquisitions. The Company has introduced 61 new continuous service products since fiscal 1991 and actively reviews new product ideas through a multi-functional product strategy committee. Recent investments and acquisitions include: Productivity Management Group (8/96), a consulting firm that complements the Company's benchmarking business with project management; CJ Singer (7/96), a research and consulting firm focused on IT trends, strategies and solutions in the healthcare industry; Gartner Group Learning, created from the acquisitions of Relational Courseware (9/96), J3 Learning, Inc. ("J3") (7/96) and Mindware Technologies (7/96), a publisher of software education and training products for computer desktop and technical applications professionals; Dataquest, Inc. (12/95), a provider of market research and forecasting data; and Nomos Ricerca (11/95), an Italian-based consulting services firm.

Increase Market Penetration. The Company has made substantial investments in the development of new markets by establishing a global network of direct sales personnel, independent sales representatives, distributors and joint venture partners. This initiative is on-going and will continue to evolve with the expansion of the Company's product and service offerings and delivery options. Interactive delivery initiatives include the Internet Learning Center, @vantage(TM) on the World Wide Web, GartnerWeb(TM), Dataquest Interactive, @xpo and GG IntraWeb.

The Company believes that successful execution of these strategies will enable the Company to expand its client base in domestic and international markets and to penetrate its client base more effectively through a broader range of product offerings.

PRODUCTS AND SERVICES

Continuous Services

The Company's principal products are annually renewable subscription services, called continuous services, which highlight industry developments, review new products and technologies and analyze industry trends within a particular technology or market sector. The Company currently offers over 80 principal continuous services products. Each service is supported by a team of research staff members with substantial experience in the covered segment or topic of the IT industry. The Company's staff researches and prepares published reports and responds to telephone and E-mail inquiries from clients. Clients receive Gartner Group research and analysis on paper and through state-of-the-art delivery mechanisms such as CD-ROM, Lotus Notes(TM), GartnerWeb(TM), and @vantage(TM).

The Company provides a number of other complementary products and services including:

     Consulting Services. Gartner Group consulting services provide customized project consulting on IT deployment issues. Principal practices of consulting services include Technical Architecture, Outsourcing Decision Support, Evolving High Technology Areas, Retainer Consulting Services and Vendor Consulting.

     Events. Industry conferences and events provide comprehensive coverage of IT issues and forecasts of key IT industry segments. The conference season begins each year with Symposia, held in the United States, Europe and the Asia/Pacific rim. These events are held in conjunction with ITxpo(TM), a high technology learning lab. Additionally, the Company sponsors other conferences, seminars and briefings. Certain events are offered as part of a continuous services subscription, however, the majority of events are individually paid for prior to attendance.

     Technology-based Training. Gartner Group Learning publishes software education training products for computer desktop and technical applications professionals. With more than 300 existing titles, the Company will focus on the addition of training titles in the next few years by investing significantly in product development and strategic alliances with IT vendors.

The Company measures its continuous service business based on contract value. The Company calculates contract value as the annualized subscription fees under all continuous service contracts in effect at a given point in time, without regard to the duration of the contracts outstanding at such time. Historically, the Company has experienced that a substantial portion of client companies have renewed subscriptions for an equal or higher level of total subscription services each year, and annual continuous services revenues in any fiscal year have closely correlated to contract value at the beginning of the fiscal year. As of September 30, 1996, approximately 85 percent of the Company's clients have renewed one or more subscriptions in the last twelve months. However, this renewal rate is not necessarily indicative of the rate of retention of the Company's revenue base, and contract value at any time may not be indicative of future continuous services revenues or cash flows if the rate of renewal of continuous services contracts or the timing of new business were to significantly change during the following twelve months compared to historic patterns. Deferred revenues, as presented in the Company's balance sheet, represent unamortized revenues from continuous services contracts at the balance sheet date plus unamortized revenues of certain other products and noncontinuous services. Therefore, deferred revenues do not directly correlate to contract value as of the same date because the annualized calculation is made without regard to the duration of the contracts outstanding at such time, and contract value is limited to continuous service contracts.

There can be no assurance that the Company will be able to sustain such high renewal rates. Any deterioration in the Company's ability to generate significant new business would impact future growth in the Company's business. Moreover, a significant portion of the Company's new business in any given year has historically been generated in the last portion of the year. Accordingly, any such situation might not be apparent until late in the Company's fiscal year.

COMPETITION

The Company believes that the principal competitive factors in its industry are quality of research and analysis, timely delivery of information, customer service, the ability to offer products that meet changing market needs for information and analysis and price. The Company believes it competes favorably with respect to each of these factors.

The Company experiences competition in the market for information products and services from other independent providers of similar services as well as the internal marketing and planning organizations of the Company's clients. The Company also competes indirectly against other information technology providers, including electronic and print media companies and consulting firms. The Company's indirect competitors, many of whom have substantially greater financial, information gathering and marketing resources than the Company, could choose to compete directly against the Company in the future. In addition, although the Company believes that it has established a significant market presence, there are few barriers to entry into the Company's market and new competitors could readily seek to compete against the Company in one or more market segments addressed by the Company's continuous service products. Increased competition, direct and indirect, could adversely affect the Company's operating results through pricing pressure and loss of market share. There can be no assurance that the Company will be able to continue to provide the products and services that meet client needs as the IT market rapidly evolves, or that the Company can otherwise continue to compete successfully.

The Company has expanded its presence in the technology-based training industry with the acquisition of J3. The success of the Company in the technology-based training industry will depend on its ability to compete with other technology-based training vendors and other vendors of IT products and services including a range of education and training specialists, hardware and system manufacturers, software vendors, system integrators, dealers, value-added resellers and network/communications vendors. There can be no assurance that the Company will be able to provide products that compare favorably with new competitive products or that competitive pressures will not require the Company to reduce prices. Future success will also depend on the Company's ability to develop new training products that are released timely with the introductions of the underlying software products.

EMPLOYEES

As of September 30, 1996, the Company employed 2,129 persons. Of the 2,129 employees, 801 are located at the Company's headquarters in Stamford, CT area, 783 are located at other domestic facilities and 545 are located outside of the United States. None of the Company's employees is represented by a collective bargaining arrangement. The Company has experienced no work stoppages and considers its relations with employees to be favorable.

The Company's future success will depend in large measure upon the continued contributions of its senior management team, professional analysts and experienced sales personnel. Accordingly, future operating results will be largely dependent upon the Company's ability to retain the services of these individuals and to attract additional qualified personnel. The Company experiences intense competition for professional personnel with, among others, producers of IT products, management consulting firms and financial services companies. Many of these firms have substantially greater financial resources than the Company to attract and compensate qualified personnel. The loss of the services of key management and professional personnel could have a material adverse effect on the Company's business.

ITEM 2. PROPERTIES

The Company's headquarters are located in approximately 229,000 square feet of leased office space in four buildings located in Stamford, CT. These facilities accommodate research and analysis, marketing, sales, client support, production and corporate administration. The leases on these facilities expire in 2010. The Company also leases office space in 37 domestic and 35 international locations to support its research and analysis, domestic and international sales efforts and other functions. The Company believes its existing facilities and expansion options are adequate for its current needs and that additional facilities are available for lease to meet future needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. The Company believes the outcome of all current proceedings, claims and litigation will not have a material effect on the Company's financial position or results of operations when resolved in a future period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS

Listed below are the executive officers of the Company as of November 30, 1996:

                    NAME                   AGE                            TITLE
                    ----                   ---                            -----
           Manuel A. Fernandez              50           President, Chairman of the Board and
                                                            Chief Executive Officer
           E. Follett Carter                54           President, Gartner Group Distribution,
                                                            Executive Vice President, Sales and Chief
                                                            Marketing Officer
           John F. Halligan                 49           Executive Vice President, Chief Financial
                                                            Officer, Treasurer and Corporate Secretary
           William T. Clifford              50           President, Gartner Group Research
                                                            Executive Vice President, Operations and
                                                            Chief Operating Officer
           Michael D. Fleisher              31           Executive Vice President and President Gartner
                                                            Group Emerging Businesses


Mr. Fernandez has served as chairman of the board since April 1995, as chief executive officer since April 1991 and as president and director since January 1991. Prior to joining the Company, he was president and chief executive officer of Dataquest, Inc. Before joining Dataquest, Mr. Fernandez was president and chief executive officer of Gavilan Computer Corporation, a laptop computer manufacturer, and Zilog, Incorporated, a semiconductor manufacturing company. Mr. Fernandez holds a bachelor's degree in electrical engineering from University of Florida, and completed post-graduate work in solid state engineering at University of Florida and in business administration at the Florida Institute of Technology.

Mr. Carter has been president, Gartner Group distribution since October 1995, chief marketing officer since April 1995 and executive vice president, sales and marketing since July 1993. From April 1991 to July 1993, he was senior vice president, sales and marketing; from May 1990 to March 1991, he was vice president, sales; and from November 1988 to April 1990, he was vice president and service director of electronic output strategies. Prior to joining Gartner Group, Mr. Carter was manager of systems marketing at Xerox Corporation from January 1987 to October 1988. Mr. Carter holds a bachelor's degree from Case Western Reserve, and an M.B.A. degree in finance and marketing from Columbia University.

Mr. Halligan has been executive vice president, chief financial officer, treasurer and corporate secretary since September 1991. Prior to joining Gartner Group, Mr. Halligan spent more than 22 years at General Electric Company in a variety of financial management roles, including staff vice president, finance at GE Communications and Services from May 1988 to September 1991, and manager of marketing, sales and service finance operations at GE Appliances from November 1984 to May 1988. Mr. Halligan holds a bachelor's degree in economics from Providence College.

Mr. Clifford has been president, Gartner Group research since October 1995, chief operating officer since April 1995 and executive vice president, operations since October 1993. Prior to joining Gartner Group, Mr. Clifford served as president, central division and senior IT executive for product development for ADP Corp., a payroll service provider. Previously, Mr. Clifford was executive vice president and chief operating officer of Applied Data Research, a supplier of computer software. Mr. Clifford holds a bachelor's degree in economics from the University of Connecticut.

Mr. Fleisher has been executive vice president and president Gartner Group emerging businesses since November 1996. From October 1995, he was senior vice president, emerging businesses; from October 1994 to October 1995, he was vice president worldwide events; and from April 1993 to October 1995 he was vice president of business development and focused primarily on the Company's initial public offering and subsequent acquisitions. Mr. Fleisher's previous business experience includes working as an associate at Information Partners, a venture capital firm, from 1990 to 1993 and as a consultant at Bain & Company, a strategy consulting firm, from 1987 to 1990. Mr. Fleisher holds a bachelor's degree in economics from Wharton School of Business. Mr. Fleisher was named an executive officer of the Company in November 1996.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company effected an initial public offering of its Class A Common Stock in October 1993 at a price to the public of $2.75 per share. As of November 30, 1996, there were approximately 271 holders of record of the Company's Class A Common Stock and all of the Company's Class B Common Stock was held by Cognizant Corporation ("Cognizant"). The Company's Class A Common Stock is listed for quotation in the Nasdaq National Market under the symbol "GART."

The Company has not paid any cash dividends on its common stock and currently intends to retain any future earnings for use in its business. Accordingly, the Company does not anticipate that any cash dividends will be declared or paid on the common stock in the foreseeable future.

The quarterly market price is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Common Stock Information.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The presentation under "Selected Consolidated Financial Data" is included in
Item 8. Consolidated Financial Statements and Supplementary Data - Selected Financial Data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Exhibit 13.


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Exhibit 13.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change in Accountants

(a) Previous independent accountants

     (i) On September 25, 1996, Price Waterhouse LLP resigned as the independent accountants the Company. Price Waterhouse LLP advised the Company that it was resigning as the Company's independent accountants due to a planned business relationship with the Company that may impair the independence of Price Waterhouse LLP.

     (ii) The reports of Price Waterhouse LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

     (iv) In connection with its audits for the two most recent fiscal years and through September 25, 1996, there have been no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Price Waterhouse LLP would have caused them to make reference thereto in their report on the financial statements for such years.

     (v) During the two most recent fiscal years and through September 25, 1996, there have been no reportable events (as defined in Regulation S-K Item 304 (a)(1)(v) ).

     (vi) The Company has requested that Price Waterhouse LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated October 1, 1996, is filed as Exhibit 1 to the Current Report on Form 8-K dated October 1, 1996.

  (b) New independent accountants

     (i) The Company engaged KPMG Peat Marwick LLP as its new independent accountants as of September 25, 1996. During the two most recent fiscal years and through September 25, 1996, the Company has not consulted with KPMG Peat Marwick LLP regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company or oral advice was provided that KPMG Peat Marwick LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to Directors is set forth under the caption "Proposal One:
Election of Directors" on pages 3 through 10 in the Proxy Statement for Annual Meeting of Stockholders of Registrant to be held January 23, 1997 and is incorporated herein by reference. Certain information regarding Executive Officers of the Registrant is presented after Item 4 in Part I of this 1996 Annual Report on Form 10-K.

Information relating to Section 16(a) of the Exchange Act is set forth under the caption "Section 16(a) Reporting Delinquencies " on page 13 in the Proxy Statement for Annual Meeting of Stockholders of Registrant to be held January 23, 1997 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to Executive Compensation is set forth under the caption "Executive Compensation" on pages 6 through 9 of the Proxy Statement for Annual Meeting of Stockholders of Registrant to be held January 23, 1997 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to Security Ownership of Certain Beneficial Owners and Management is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on page 11 in the Company's Proxy Statement for Annual Meeting of Stockholders of Registrant to be held January 23, 1997 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to Certain Relationships and Related Transactions is set forth under the caption "Certain Relationships and Transactions" of the Proxy Statement for Annual Meeting of Stockholders of Registrant to be held January 23, 1997 on page 12 and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.   Financial Statements

              The presentation under "Financial Statements" is included in Item
              8. Consolidated Financial Statements and Supplementary Data.

2.     Supplemental Schedules

       II.    Valuation and qualifying accounts (see attached).

       Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3.     Exhibits

       Exhibit
       Number            Description of Document

       3.1(4)           Restated Certificate of Incorporation
       3.2(1)           Bylaws as amended
       4.1(1)           Article III of Restated Certificate of Incorporation
                        (see Exhibit 3.1)
       4.2(1)           Form of Certificate for Common Stock
       10.1(1)          Form of Indemnification Agreement
       10.2(1)          Amended and Restated Registration Agreement dated March
                        19, 1993 among the Registrant, Dun & Bradstreet
                        Corporation and D&B Enterprises, Inc.
       10.3(1)          Stockholder's Agreement dated as of March 19, 1993 by
                        and between the Registrant and Dun & Bradstreet
                        Corporation
       10.4(4)          Lease dated December 29, 1994 by and between Soundview
                        Farms and the Registrant related to premises at 56 Top
                        Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road,
                        Stamford, Connecticut

       10.6(1)*         Long Term Incentive Plan (Tenure Plan), including form
                        of Employee Stock Purchase Agreement
       10.7(2)*         1991 Stock Option Plan, as amended, including form of
                        Stock Option Agreement
       10.8(1)*         1993 Director Stock Option Plan
       10.9(1)*         Employee Stock Purchase Plan
       10.10(3)*        1994 Long Term Stock Option Plan
       10.11(4)         Forms of Master Client Agreement
       10.12(1)         Commitment Letter dated July 16, 1993 from The Bank of
                        New York
       10.13(1)         Indemnification Agreement dated April 16, 1993 by and
                        among the Registrant, Cognizant (as successor to the Dun
                        & Bradstreet Corporation) and the Fund
       10.14(4)         Research Sharing Agreement dated May 17, 1995 between
                        Registrant and SoundView Financial Group
       10.15            Commitment Letter dated September 30, 1996 from Chase
                        Manhattan Bank
       11.1             Computation of Net Income per Common Share
       13               Management's Discussion and Analysis of Financial
                        Condition and Results of Operations and Consolidated
                        Financial Statements and Supplementary Data.
       16.1(5)          Letter regarding change in certifying accountants
       21.1             Subsidiaries of Registrant
       23.1             Independent Auditors' Report on Schedule
       23.2             Accountants' Consent
       23.3             Report of Independent Accountants
       23.4             Report of Independent Accountants on Financial Statement
                        Schedule
       24.1             Power of Attorney

       * Management contract or compensation plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to
               Item 14(c) this report.

       (1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 33-67576), as amended, effective October 4, 1993.

       (2) Incorporated by reference from Registrant's Registration Statement on Form S-8 as filed on November 3, 1994.

       (3) Incorporated by reference from Registrant's Registration Statement on Form S-8 as filed on May 18, 1995.

       (4) Incorporated by reference to the Registrant's Registration Statement on Form 10-K as filed on December 21, 1995.

       (5) Incorporated by reference to the Current Report on Form 8-K as filed on October 1, 1996.

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K dated October 1, 1996.

(c)  Exhibits

     See (a) above.

(d)  Financial Statement Schedules

     See (a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stamford, State of Connecticut, on the 17th day of December, 1996.

                                      GARTNER GROUP, INC.

                                      By:  /s/  MANUEL A. FERNANDEZ
                                         ---------------------------------
                                            Manuel A. Fernandez
                                            President, Chairman of the Board and
                                            Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Manuel A. Fernandez and John F. Halligan, and each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

          NAME                                    TITLE                               DATE

 /s/  MANUEL A. FERNANDEZ          Director, President, Chairman of the        December 17, 1996
 ------------------------           Board and Chief Executive Officer
   Manuel A. Fernandez                (Principal Executive Officer)


 /s/  JOHN F. HALLIGAN              Executive Vice President and Chief         December 17, 1996
  --------------------            Financial Officer (Principal Financial
   John F. Halligan                      and Accounting Officer)


 /s/  MAX HOPPER                                 Director                      December 17, 1996
 ---------------
   Max Hopper


 /s/  JOHN P. IMLAY                              Director                      December 17, 1996
 ------------------
   John P. Imlay


 /s/  STEPHEN G. PAGLIUCA                        Director                      December 17, 1996
 ------------------------
   Stephen G. Pagliuca


 /s/  DENNIS G. SISCO                            Director                      December 17, 1996
 --------------------
   Dennis G. Sisco


 /s/  WILLIAM O. GRABE                           Director                      December 17, 1996
 ---------------------
   William O. Grabe

                               GARTNER GROUP, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           (all amounts in thousands)

                                                                  Additions      Additions
                                                Balance at         Charged        Charged      Deductions
                                                Beginning         to Costs        to Other        From       Balance at
                                                 of Year        and Expenses    Accounts (1)     Reserve     End of Year
                                                ----------      ------------    ------------   ----------    -----------

YEAR ENDED SEPTEMBER 30, 1994
Allowance for doubtful accounts and returns
   and allowances                                 $2,778           $1,239         $  162         $  748         $3,431
                                                  ======           ======         ======         ======         ======

YEAR ENDED SEPTEMBER 30, 1995
Allowance for doubtful accounts and returns
   and allowances                                 $3,431           $1,862         $   27         $1,630         $3,690
                                                  ======           ======         ======         ======         ======

YEAR ENDED SEPTEMBER 30, 1996
Allowance for doubtful accounts and returns
   and allowances                                 $3,690           $3,295         $  121         $2,646         $4,460
                                                  ======           ======         ======         ======         ======


(1) Allowances of $121,000, $27,000 and $162,000 assumed upon acquisitions of entities in fiscal 1996, 1995 and 1994, respectively.