Form 10-Q
period 1996-12-31
GARTNER GROUP INC
filed 1997-02-14
CIK 749251

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
[X]                  THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTER ENDED DECEMBER 31, 1996

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

     The number of shares outstanding of the Registrant's capital stock as of December 31, 1996 was 92,158,884 shares of Common Stock, Class A and 1,600,000 shares of Common Stock, Class B.

                                TABLE OF CONTENTS



PART I          FINANCIAL INFORMATION

     ITEM 1:    FINANCIAL STATEMENTS                                       Page

                Consolidated Balance Sheets at December 31, 1996 and

                   September 30, 1996                                        3

                Consolidated Statements of Operations for the Three

                   Months ended December 31, 1996 and 1995                   4

                Condensed Consolidated Statements of Cash Flows for

                     the Three Months ended December 31, 1996 and 1995       5

                Note to Consolidated Financial Statements                    6

     ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS

                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS          7

PART II  OTHER INFORMATION

     ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          11

     ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K                             12

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

                               GARTNER GROUP, INC.

                           Consolidated Balance Sheets

                        (In thousands, except share data)

                                                    December 31,   September 30,
                                                        1996          1996
                                                    ------------   ------------
ASSETS
Current assets:
    Cash and cash equivalents                         $ 123,697     $  96,755
    Marketable securities                                22,276        30,054
    Fees receivable, net                                141,708       143,762
    Deferred commissions                                 15,237        17,539
    Prepaid expenses and other current assets            22,986        22,040
                                                      ---------     ---------
      Total current assets                              325,904       310,150

Long-term marketable securities                           1,041         3,047

Property and equipment, net                              33,684        32,818

Goodwill, net                                            91,771        93,144

Other assets                                              6,535         4,949
                                                      ---------     ---------
      Total assets                                    $ 458,935     $ 444,108
                                                      =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable and accrued liabilities            $  75,395     $  60,527
  Commissions payable                                     7,240        15,148
  Accrued bonuses payable                                 7,080        16,781
  Deferred revenues                                     183,901       198,952
                                                      ---------     ---------
      Total current liabilities                         273,616       291,408
                                                      ---------     ---------

Deferred revenues                                         2,871         2,465

Commitments

Stockholders' equity:

   Preferred stock                                           --            --
  Common stock: $.0005 par value                             52            52
  Additional paid-in capital                            147,524       134,711
  Cumulative translation adjustment                      (2,607)       (2,965)
  Accumulated earnings                                   51,050        32,008
                                                      ---------     ---------
                                                        196,019       163,806
  Less:  Treasury stock, at cost                        (13,571)      (13,571)
                                                      ---------     ---------
        Total stockholders' equity                      182,448       150,235
                                                      ---------     ---------
        Total liabilities and stockholders' equity    $ 458,935     $ 444,108
                                                      =========     =========


                             See accompanying notes.

                               GARTNER GROUP, INC.

                      Consolidated Statements of Operations

                      (In thousands, except per share data)

                                                        For the three months ended
                                                                December 31,
                                                        --------------------------
                                                             1996        1995
                                                           --------    --------
Revenues:
Research, advisory and benchmarking services               $ 92,090    $ 72,006
Other, principally conferences, consulting and training      33,277      24,468
                                                           --------    --------
    Total revenues                                          125,367      96,474
                                                           --------    --------
Costs and expenses:
Cost of services and product development                     50,523      37,078
Selling, general and administrative                          39,234      35,387
Acquisition-related charges                                      --       1,665
Depreciation                                                  2,595       2,237
Amortization of intangibles                                   1,496         772
                                                           --------    --------
    Total costs and expenses                                 93,848      77,139
                                                           --------    --------
Operating income                                             31,519      19,335

Interest income, net                                          1,316         802
                                                           --------    --------

Income before minority interest and income taxes             32,835      20,137

Minority interest                                                --         (25)
                                                           --------    --------

Income before income taxes                                   32,835      20,162

Provision for income taxes                                   13,793       8,669
                                                           --------    --------

Net income                                                 $ 19,042    $ 11,493
                                                           ========    ========

Net income per common share                                $   0.19    $   0.12
                                                           ========    ========
Weighted average shares outstanding                         101,951      97,492
                                                           ========    ========


                             See accompanying notes.

                               GARTNER GROUP, INC.

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                            For the three months ended
                                                                                December 31,
                                                                           ----------------------
                                                                              1996         1995
                                                                           ---------     --------
Operating activities:
    Cash provided by operating activities                                  $   9,161     $  3,805
                                                                           ---------     --------

Investing activities:
     Payment for net assets of subsidiaries acquired (excluding cash)             --      (18,303)
     Additions of property and equipment, net                                 (2,921)      (2,617)
     Net proceeds from sale of marketable securities                           9,784        1,202
     Other investing                                                          (1,704)          --
                                                                           ---------     --------
      Cash provided by (used for) investing activities                         5,159      (19,718)
                                                                           ---------     --------

Financing activities:
     Principal payments on long-term debt and capital lease obligations           --       (4,450)
     Issuance of common stock and warrants                                     5,174        1,097
     Net changes in Dataquest subsidiary balances due to D&B                      --       (1,687)
     Tax benefits of stock transactions with employees                         7,639        3,400
                                                                           =========     ========
      Cash provided by  (used for) financing activities                       12,813       (1,640)
                                                                           =========     ========

Net increase (decrease)  in cash and cash equivalents                         27,133      (17,553)
Effects of foreign exchange rates on cash and cash equivalents                  (191)         (40)
Cash and cash equivalents, beginning of period                                96,755       66,581
                                                                           ---------     --------
Cash and cash equivalents, end of period                                   $ 123,697     $ 48,988
                                                                           =========     ========


                             See accompanying notes.

                               GARTNER GROUP, INC.

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner Group, Inc. (the "Company") on Form 10-K for the fiscal year ended September 30, 1996. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the first quarter ended December 31, 1996 may not be indicative of the results of operations for the remaining quarters in fiscal 1997.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below under "Quarterly Operating Income Trends," "Other Factors that may Affect Future Performance" and elsewhere in this report.

RESULTS OF OPERATIONS

The following table sets forth certain results of operations as a percentage of total revenues:

                                                  For the three months ended
                                                         December 31,
                                                      -----------------
                                                       1996       1995
                                                      ------     ------
Revenues:
Research, advisory and benchmarking services            73.5%      74.6%
Other                                                   26.5       25.4
                                                      ------     ------
    Total revenues                                     100.0      100.0
                                                      ------     ------
Costs and expenses:
Cost of services and product development                40.3       38.4
Selling, general and administrative                     31.3       36.7
Acquisition-related charges                               --        1.8
Depreciation                                             2.1        2.3
Amortization of intangibles                              1.2        0.8
                                                      ------     ------
   Total costs and expenses                             74.9       80.0
                                                      ------     ------
Operating income                                        25.1       20.0

Interest income, net                                     1.1        0.9
                                                      ------     ------
Income before minority interest and income taxes        26.2       20.9

Minority interest                                         --         --
                                                      ------     ------
Income before income taxes                              26.2       20.9

Provision for income taxes                              11.0        9.0
                                                      ------     ------
Net income                                              15.2%      11.9%
                                                      ======     ======

TOTAL REVENUES increased 30% to $125.4 million for the first quarter of fiscal 1997 from $96.5 million for the first quarter of fiscal 1996. Revenues from research, advisory and benchmarking services ("RABS") increased by 28% to $92.1 million from $72.0 million for the first quarter of fiscal 1996. RABS revenues comprised approximately 73.5% and 74.6% of total revenues for the first quarter of fiscal 1997 and 1996, respectively. RABS encompass products which, on an ongoing basis, highlight industry developments, review new products and technologies, provide quantitative market research, analyze industry trends within a particular technology or market sector and provide comparative analysis of the information technology operations of organizations. The Company enters into annually renewable contracts for RABS. Revenues from RABS are recognized as products and services are delivered, and as the Company's obligation to the client is completed over the contract period. The increase in revenues from RABS reflects primarily strong market acceptance of new services introduced in fiscal 1996, volume increases as a result of increased geographic and client penetration, offset partially by a volume pricing strategy that provides more value for the same dollars each year and through the expansion of electronic distribution within client companies.

Contract value increased 25% to $380.0 million at December 31, 1996 versus $305.0 million at December 31, 1995. The Company believes that contract value, which is calculated as the annualized value of all RABS contracts in effect at a given point in time, without regard to the duration of the RABS contracts outstanding at such time, is a significant measure of the Company's volume of RABS business. Historically, the Company has experienced that a substantial portion of client companies have renewed contracts for an equal or higher level of total payments each year, and annual RABS revenues in any fiscal year have approximated contract value at the beginning of the fiscal year. As of December 31, 1996, 83% of the Company's clients had renewed one or more RABS services in the last twelve months. However, this renewal rate is not necessarily indicative of the rate of retention of the Company's RABS revenue base, and contract value at any time may not be indicative of future RABS revenues or cash flows if the rate of renewal of contracts, or the timing of new business were to significantly change during the following twelve months compared to historic patterns. Total deferred revenues of $186.8 million and $201.4 million at December 31, 1996 and September 30, 1996, respectively, as presented in the Company's consolidated balance sheets, represent unamortized revenues from RABS contracts plus unamortized revenues of certain other products and services not included in RABS. Deferred revenues do not directly correlate to contract value as of the same date, since contract value represents an annualized value of all outstanding RABS contracts without regard to the duration of such contracts, and deferred revenue represents unamortized revenue remaining on all outstanding contracts including RABS and certain other products and services not included in RABS.

Other revenues for the first quarter of fiscal 1997 increased 36% compared to the first quarter of fiscal 1996, to $33.3 million from $24.5 million. Other revenues consist principally of revenues recognized as earned from conferences, consulting engagements and sale of technology-based training products and publications. The increase of $8.8 million in the first quarter of fiscal 1997 over the first quarter of fiscal 1996 was primarily due to increased revenues from the Company's Symposia conferences and ITxpo exhibition events held annually during the first quarter of the fiscal year. Technology-based training products also contributed to the revenue growth in the first quarter of fiscal 1997 compared to first quarter of fiscal 1996 as a result of the acquisition of J3 Learning in July 1996.

OPERATING INCOME rose 63% to $31.5 million, or 25.1% of total revenues, for the first quarter of fiscal 1997, from $19.3 million or 20.0% of total revenues in the first quarter of fiscal 1996. Excluding acquisition-related charges of $1.7 million in the first fiscal quarter of 1996, operating income would have increased 50% from $21.0 million. Operating income has increased as revenues continue to grow due to the benefit the Company has gained from economies of scale and the leveraging of its resources (additional revenues have been generated using essentially the same resources). The Company's continued focus on margin improvement has favorably impacted operating results.

While costs and expenses increased to $93.9 million in the first quarter of fiscal 1997 from $77.1 million in the first quarter of fiscal 1996, such costs decreased to 74.9% of total revenues from 80.0% (78.2% excluding acquisition-related costs) in the first quarter of fiscal 1996. The increase in cost of services and product development expenses ($50.5 million and $37.1 million for the first quarter of fiscal

1997 and 1996, respectively) reflected primarily the need to provide additional support to the growing client base, including investment in strategic areas such as electronic and Internet distribution, costs associated with conferences, costs resulting from the Company's new client inquiry process (Quick Path) and product development costs (particularly for technology-based training products). As a result, cost of services and product development expenses, as a percentage of total revenues has increased approximately 2% from 38.4% for the first quarter of fiscal 1996 to 40.3% for the first quarter of fiscal 1997. The increase in selling, general and administrative expenses ($39.2 million and $35.4 million for the first quarter of fiscal 1997 and 1996, respectively) is due to the Company's continuing expansion of worldwide distribution channels and resulting commissions earned on the revenue generated. This is partially offset by elimination and/or reduction of redundant general and administrative expenses, including personnel reductions and facility rationalization relating to the acquisition of Dataquest, which had a favorable impact on general and administrative costs in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. Consequently, selling, general and administrative expenses have decreased to 31.3% of total revenues for the first quarter of fiscal 1997, versus 36.7% of total revenues for the first quarter of fiscal 1996.

Acquisition-related charges of $1.7 million in the first quarter of fiscal 1996 for the acquisition of Dataquest were not recurring in the first quarter of fiscal 1997. Additionally, amortization of intangibles increased by $0.7 million in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996, reflecting goodwill associated with fiscal 1996 acquisitions.

INTEREST INCOME, NET was $1.3 million for the first quarter of fiscal 1997, up from $0.8 million for the first quarter of fiscal 1996. This net increase resulted from interest income accumulating on the Company's cash, cash equivalents and marketable securities ($147.0 million at December 31, 1996, versus $76.6 million at December 31, 1995) and from reduced interest expense after debt related to fiscal 1993 and 1994 acquisitions was paid during fiscal 1996. Interest rates were not a significant factor in the increase in interest income earned in the first quarter of fiscal 1997 versus the first quarter of fiscal 1996.

PROVISION FOR INCOME TAXES increased by $5.1 million to $13.8 million in the first fiscal quarter of 1997, compared to the first quarter fiscal 1996. The effective tax rate for the first quarter of fiscal 1997 was 42%, a decrease from 43% in the first quarter of fiscal 1996. The decrease in the effective tax rate is due to the realization of certain tax-loss carryforwards on the increasingly profitable international operations plus on-going tax planning initiatives.

NET INCOME PER COMMON SHARE increased 58% to 19 cents per common share for the first quarter of fiscal 1997, as compared to 12 cents for the first quarter of fiscal 1996.

QUARTERLY OPERATING INCOME TRENDS. Historically, the Company has realized significant renewals and growth in contract value at the end of quarters. The fourth quarter of the fiscal year typically is the fastest growth quarter for contract value and the first quarter of the fiscal year typically represents the slowest growth quarter as it is the quarter in which the largest amount of contact renewals are due. As a result of the quarterly trends in contract value and overall business volume, fees receivable, deferred revenues, deferred commissions and commissions payable reflect this activity and typically show substantial increases at quarter end, particularly at fiscal year end. All contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All contracts are non-cancellable and non-refundable, except for government contracts which have a 30-day cancellation clause, but which have not produced material cancellations to date. The Company's policy is to record at the time of signing of a RABS contract the entire amount of the contract billable as deferred revenue and fees receivable. The Company also records the related commission obligation upon the signing of the contract and amortizes the corresponding deferred commission expense over the contract period in which the related RABS revenues are earned and amortized to income.

Historically, RABS revenues have increased significantly in the first quarter of the ensuing fiscal year over the immediately preceding quarter and other revenues have increased similarly due to the annual conference and exhibition events held in the first quarter. Additionally, operating income margin typically improves in the first quarter of the fiscal year versus the immediately preceding quarter. The reasons for the improvement in operating income margin for the first quarter of fiscal 1997 is discussed under the caption Operating Income. The Company does not expect the operating income improvement realized in the first quarter of fiscal 1997 to be as significant in the next three quarters of this fiscal year. Therefore, the operating income for the first quarter of fiscal 1997 may not be indicative of the quarterly operating income results for the remainder of fiscal 1997.

OTHER FACTORS THAT MAY AFFECT FUTURE PERFORMANCE. The Company's future operating results will depend upon the Company's ability to continue to compete successfully in the market for information products and services. The Company faces competition from a significant number of independent providers of similar services, as well as the internal marketing and planning organizations of the Company's clients. The Company also competes indirectly against other information providers, including electronic and print media companies and consulting firms. In addition, there are limited barriers to entry into the Company's market and additional new competitors could readily emerge. There can be no assurance that the Company will be able to continue to provide the products and services that meet client needs as the Information Technology ("IT") market rapidly evolves, or that the Company can otherwise continue to compete successfully. In this regard, the Company's ability to compete is largely dependent upon the quality of its staff of IT analysts. Competition for qualified analysts is intense. There can be no assurance that the Company will be able to hire additional qualified IT analysts as may be required to support the evolving needs of customers or any growth in the Company's business. Any failure to maintain a premier staff of IT analysts could adversely affect the quality of the Company's products and services, and therefore its future business and operating results. Additionally, there may be increased business risk as the Company expands product and service offerings to smaller domestic companies. The Company's operating results are also subject to risks inherent in international sales, including changes in market demand as a result of exchange rate fluctuations, tariffs and other barriers, challenges in staffing and managing foreign sales operations, and higher levels of taxation on foreign income than domestic income. Further expansion would require additional management attention and financial resources.

The Company has expanded its presence in the technology-based training industry with the acquisition of J3 Learning Corporation in July 1996. The success of the Company in the technology-based training industry will depend on its ability to compete with vendors of IT products and services which include a range of education and training specialists, hardware and system manufacturers, software vendors, system integrators, dealers, value-added resellers and network/communications vendors, certain of whom have significantly greater product breadth and market presence in the technology-based training sector. There can be no assurance that the Company will be able to provide products that compare favorably with new competitive products or that competitive pressures will not require the Company to reduce prices. Future success will also depend on the Company's ability to develop new training products that are released timely with the introductions of the underlying software products.

LIQUIDITY AND CAPITAL RESOURCES

The Company has primarily financed its operations to date through cash provided by operating activities. The combination of revenue growth and operating income margin improvements have contributed to positive cash provided by operating activities for the three months ended December 31, 1996. In addition, cash flow has been enhanced by the Company's continuing management of working capital requirements to support increased sales volumes from growth in the pre-existing businesses and growth due to acquisitions.

The Company's cash and cash equivalents balance at December 31, 1996 and September 30, 1996 was $123.7 million and $96.8 million, respectively, while the marketable securities balance (including both current and long-term maturities) decreased to $23.3 million at December 31, 1996 from $33.1 million at September 30, 1996. Cash provided by operating activities totaled $9.2 million for the first quarter of fiscal 1997 (compared with $3.8 million for the first quarter of fiscal 1996) reflecting primarily the impact of quarterly operating trends on the balance sheet accounts, particularly fees receivable, deferred revenues, deferred commissions, commissions payable and bonuses payable. Cash provided by investing activities was $5.2 million for the first quarter of fiscal 1997 (compared to $19.7 million use of cash for investing activities for the first quarter of fiscal 1996), and consisted primarily of cash provided by the net proceeds on the sale of marketable securities of $9.8 million, partially offset by cash used for the addition of property and equipment of $2.9 million and equity investments in companies of $1.7 million. Cash provided by financing activities totaled $12.8 million in the first quarter of fiscal 1997 (compared to a $1.6 million use of cash for financing activities for the first quarter of fiscal 1996), and resulted from $7.6 million in tax benefits of stock transactions with employees and $5.2 million from the issuance of common stock. The tax benefit of stock transactions with employees is due to a reduction in the corporate income tax liability based on an imputed compensation deduction equal to employees' gain upon the exercise of stock options at an exercise price below fair market value. As the market value of the Company's stock has increased, both the volume of exercises and gains on those exercises has increased, thereby resulting in significant tax benefits being realized in the current fiscal year.

The Company has available two unsecured credit lines with The Bank of New York and Chase Manhattan Bank for $5.0 million and $25.0 million, respectively. These lines may be cancelled by the banks at any time without prior notice or penalty. Additionally, the Company issues letters of credit in the ordinary course of business. The Company had outstanding letters of credit with Chase Manhattan Bank of $5.5 million and $2.0 million with The Bank of New York at December 31, 1996. The Company currently has no material capital commitments. The Company believes that its current cash balances and marketable securities, together with cash anticipated to be provided by operating activities and borrowings available under the existing lines of credit, will be sufficient for the expected short-term and foreseeable long-term cash needs of the Company, including possible acquisitions.

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on January 23, 1997. Holders of an aggregate of 92,018,087 shares of Class A Common Stock and 1,600,000 shares of Class B Common Stock at the close of business on December 13, 1996, were entitled to vote at the meeting. At such meeting, the stockholders elected the following persons to the Board of Directors by the following votes:

                                                        Total Vote
                               Total Vote for        Withheld from
                                Each Director        Each Director
Manuel A. Fernandez                83,852,442               57,239
William O. Grabe                   83,867,813               41,868
John P. Imlay                      83,867,980               41,701
Max D. Hopper                      83,867,563               42,118
Stephen G. Pagliuca                83,852,591               57,090
Dennis G. Sisco                    83,678,374              231,307

The stockholders approved the Company's 1996 Long Term Stock Option Plan by a vote of 70,564,381 for, 12,615,629 against, and 60,759 shares abstaining. The stockholders also ratified the appointment of KPMG Peat Marwick, LLP as independent auditors for the Company for the 1997 fiscal year. The vote was 83,659,501 for, 229,518 against and 20,662 shares abstained.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibit Number    Description of Document

         11.1           Computation of Net Income per Common Share
         10.16          1996 Long Term Stock Option Plan
         27.1           Financial Data Schedule

(b) No reports on Form 8-K were filed by the Registrant during the three months ended December 31, 1996.

Items 2, 3, and 5 are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Gartner Group, Inc.
                                                  ------------------------------

Date     February  13, 1997                       /s/ John F. Halligan
         ------------------                       ------------------------------
                                                  John F. Halligan
                                                  Executive Vice President
                                                  and Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)