Form 10-Q
period 1997-03-31
GARTNER GROUP INC
filed 1997-05-12
CIK 749251

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     [X]        THE SECURITIES EXCHANGE ACT OF 1934.

                      FOR THE QUARTER ENDED MARCH 31, 1997

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

     The number of shares outstanding of the Registrant's capital stock as of March 31, 1997 was 92,953,403 shares of Common Stock, Class A and 1,600,000 shares of Common Stock, Class B.

                                TABLE OF CONTENTS




PART I          FINANCIAL INFORMATION

     ITEM 1:    FINANCIAL STATEMENTS                                              Page
                Consolidated Balance Sheets at March 31, 1997 and
                   September 30, 1996                                               3

                Consolidated Statements of Operations for the Three and
                   Six Months ended March 31, 1997 and 1996                         4

                Condensed Consolidated Statements of Cash Flows for
                   the Six Months ended March 31, 1997 and 1996                     5

                Note to Consolidated Financial Statements                           6

     ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                          7

PART II  OTHER INFORMATION

     ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K                                    12

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

                               GARTNER GROUP, INC.

                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                         March 31,     September 30,
                                                           1997           1996
                                                         --------      ------------
ASSETS

Current assets:
    Cash and cash equivalents                            $143,489        $ 96,755
    Marketable securities                                  26,652          30,054
    Fees receivable, net                                  167,238         143,762
    Deferred commissions                                   16,002          17,539
    Prepaid expenses and other current assets              25,391          22,040
                                                         --------        --------
      Total current assets                                378,772         310,150

Long-term marketable securities                             3,093           3,047

Property and equipment, net                                35,973          32,818

Goodwill, net                                              94,580          93,144

Other assets                                               11,592           4,949
                                                         --------        --------
      Total assets                                       $524,010        $444,108
                                                         ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities               $ 73,298        $ 60,527
  Commissions payable                                      10,937          15,148
  Accrued bonuses payable                                  10,014          16,781
  Deferred revenues                                       216,997         198,952
                                                         --------        --------
      Total current liabilities                           311,246         291,408
                                                         --------        --------

Deferred revenues                                           2,115           2,465

Commitments and contingencies

Stockholders' equity:
  Preferred stock                                              --              --
  Common stock: $.0005 par value                               52              52
  Additional paid-in capital                              158,196         134,711
  Cumulative translation adjustment                        (3,454)         (2,965)
  Accumulated earnings                                     69,250          32,008
                                                         --------        --------
                                                          224,044         163,806
  Less:  Treasury stock, at cost                          (13,395)        (13,571)
                                                         --------        --------
        Total stockholders' equity                        210,649         150,235
                                                         --------        --------
        Total liabilities and stockholders' equity       $524,010        $444,108
                                                         ========        ========


                             See accompanying notes.

                               GARTNER GROUP, INC.

                      Consolidated Statements of Operations
                      (In thousands, except per share data)


                                                             For the three months ended         For the six months ended
                                                                     March 31,                          March 31,
                                                                1997          1996                 1997           1996
                                                              --------       -------             --------       --------
Revenues:
Research, advisory and benchmarking services                  $ 96,048       $75,006             $188,138       $147,013
Other, principally conferences, consulting and training         23,077        15,828               56,354         40,296
                                                              --------       -------             --------       --------
    Total revenues                                             119,125        90,834              244,492        187,309
                                                              --------       -------             --------       --------
Costs and expenses:
Cost of services and product development                        45,282        34,147               95,805         71,226
Selling, general and administrative                             40,060        34,070               79,294         69,457
Acquisition-related charges                                         --            --                   --          1,665
Depreciation                                                     2,657         2,012                5,252          4,249
Amortization of intangibles                                      1,506           883                3,002          1,655
                                                              --------       -------             --------       --------
    Total costs and expenses                                    89,505        71,112              183,353        148,252
                                                              --------       -------             --------       --------
Operating income                                                29,620        19,722               61,139         39,057

Interest income, net                                             1,754           827                3,070          1,629
                                                              --------       -------             --------       --------

Income before minority interest and income taxes                31,374        20,549               64,209         40,686

Minority interest                                                   --            --                   --            (25)
                                                              --------       -------             --------       --------

Income before income taxes                                      31,374        20,549               64,209         40,711

Provision for income taxes                                      13,174         8,837               26,967         17,506
                                                              --------       -------             --------       --------

Net income                                                    $ 18,200       $11,712             $ 37,242       $ 23,205
                                                              ========       =======             ========       ========

Net income per common share                                   $   0.18       $  0.12             $   0.37       $   0.24
                                                              ========       =======             ========       ========

Weighted average shares outstanding                            101,823        99,294              101,750         98,412
                                                              ========       =======             ========       ========



                             See accompanying notes.

                               GARTNER GROUP, INC.

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                              For the six months ended
                                                                                      March 31,
                                                                              ------------------------
                                                                                 1997           1996
                                                                              --------        --------
Operating activities:

    Cash provided by operating activities                                     $ 41,214        $ 27,017
                                                                              --------        --------
Investing activities:

     Payment for businesses acquired (excluding cash acquired)
                                                                                (4,762)        (18,292)
     Additions of property and equipment, net
                                                                                (8,452)         (5,276)
     Marketable securities sold (purchased), net
                                                                                 3,356         (18,501)
     Investments in businesses
                                                                                (6,486)             --
     Other investing
                                                                                   101             (60)
                                                                              --------        --------
      Cash used for investing activities
                                                                               (16,243)        (42,129)
                                                                              --------        --------
Financing activities:

     Principal payments on long-term debt and capital lease obligations
                                                                                    --          (4,450)
     Issuance of common stock and warrants
                                                                                10,902           6,450
     Issuance of treasury stock
                                                                                   176              --
     Distributions of capital between Dataquest and its former parent
                                                                                    --          (1,687)
     Tax benefits of stock transactions with employees
                                                                                12,582          13,538
                                                                              --------        --------
      Cash provided by financing activities
                                                                                23,660          13,851
                                                                              --------        --------

Net increase (decrease)  in cash and cash equivalents
                                                                                48,631          (1,261)
Effects of foreign exchange rates on cash and cash equivalents
                                                                                (1,897)           (155)
Cash and cash equivalents, beginning of period
                                                                                96,755          66,581
                                                                              --------        --------
Cash and cash equivalents, end of period                                      $143,489        $ 65,165
                                                                              ========        ========


                             See accompanying notes.

                               GARTNER GROUP, INC.

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner Group, Inc. (the "Company") on Form 10-K for the fiscal year ended September 30, 1996. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three and six month periods ended March 31, 1997 may not be indicative of the results of operations for the remainder of fiscal 1997.

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

RESULTS OF OPERATIONS

The following table sets forth certain results of operations as a percentage of total revenues:


                                                            For the three months ended        For the six months ended
                                                                    March 31,                        March 31,
                                                            --------------------------        ------------------------
                                                               1997        1996                   1997        1996
                                                               ----        ----                   ----        ----
Revenues:
Research, advisory and benchmarking services                   80.6%        82.6%                 77.0%        78.5%
Other, principally conferences, consulting and training        19.4         17.4                  23.0         21.5
                                                              -----        -----                 -----        -----
    Total revenues                                            100.0        100.0                 100.0        100.0
                                                              -----        -----                 -----        -----
Costs and expenses:
Cost of services and product development                       38.0         37.6                  39.2         38.0

Selling, general and administrative                            33.6         37.5                  32.4         37.1

Acquisition-related charges                                      --           --                    --          0.9

Depreciation                                                    2.2          2.2                   2.2          2.3

Amortization of intangibles                                     1.3          1.0                   1.2          0.9
                                                              -----        -----                 -----        -----
   Total costs and expenses                                    75.1         78.3                  75.0         79.2
                                                              -----        -----                 -----        -----
Operating income                                               24.9         21.7                  25.0         20.8

Interest income, net                                            1.5          0.9                   1.2          0.9
                                                              -----        -----                 -----        -----

Income before minority interest and income taxes               26.4         22.6                  26.2         21.7

Minority interest                                                --           --                    --           --
                                                              -----        -----                 -----        -----

Income before income taxes                                     26.4         22.6                  26.2         21.7

Provision for income taxes                                     11.1          9.7                  11.0          9.3
                                                              -----        -----                 -----        -----

Net income                                                     15.3%        12.9%                 15.2%        12.4%
                                                              =====        =====                 =====        =====


TOTAL REVENUES increased 31% to $119.1 million for the second quarter of fiscal 1997 from $90.8 million for the second quarter of fiscal 1996. For the six months ended March 31, 1997, total revenues were $244.5 million, up 31% from $187.3 million for the same period last fiscal year. Revenues from research, advisory and benchmarking services ("RABS") increased by 28% to $96.0 million from $75.0 million for the second quarter of fiscal 1996. RABS revenues increased 28% to $188.1 million for the six months ended March 31, 1997, compared with $147.0 million for the same period last fiscal year. RABS encompass products which, on an ongoing basis, highlight industry developments, review new products and technologies, provide quantitative market research, analyze industry trends within a particular technology or market sector and provide comparative analysis of the information technology operations of organizations. The Company enters into annually renewable contracts for RABS. Revenues from RABS are recognized as products and services are delivered, and as the Company's obligation to the client is completed over the contract period. The increase in revenues from RABS reflects primarily strong market acceptance of new services introduced in fiscal 1996 and the first half of fiscal 1997, volume increases as a result of increased geographic and client penetration, expansion of electronic distribution within client companies, which was offset partially by a volume pricing strategy that provides more value for the same dollars each year.

Contract value increased 27% to $403.0 million at March 31, 1997 versus $316.9 million at March 31, 1996. The Company believes that contract value, which is calculated as the annualized value of all RABS contracts in effect at a given point in time, without regard to the duration of the RABS contracts outstanding at such time, is a significant measure of the Company's volume of RABS business. Historically, the Company has experienced that a substantial portion of client companies renew contracts for an equal or higher level of total payments each year, and annual RABS revenues in any fiscal year have approximated contract value at the beginning of the fiscal year. As of March 31, 1997, 84% of the Company's clients had renewed one or more RABS services in the last twelve months. However, this renewal rate is not necessarily indicative of the rate of retention of the Company's RABS revenue base, and contract value at any time may not be indicative of future RABS revenues or cash flows if the rate of renewal of contracts, or the timing of new business were to significantly change during the following twelve months compared to historic patterns. Total deferred revenues of $219.1 million and $201.4 million at March 31, 1997 and September 30, 1996, respectively, as presented in the Company's consolidated balance sheets, represent unamortized revenues from RABS contracts plus unamortized revenues of certain other products and services not included in RABS. Deferred revenues do not directly correlate to contract value as of the same date, since contract value represents an annualized value of all outstanding RABS contracts without regard to the duration of such contracts, and deferred revenue represents unamortized revenue remaining on all outstanding contracts including RABS and certain other products and services not included in RABS.

Other revenues for the second quarter of fiscal 1997 increased 46% to $23.1 million compared to $15.8 million for the second quarter of fiscal 1996. For the six months ended March 31, 1997, other revenues were $56.4 million, up 40% from $40.3 million for the same period last fiscal year. Other revenues consist principally of revenues from conferences, consulting engagements and technology-based training products and publications. The increase of $7.3 million in the second quarter of fiscal 1997 over the second quarter of fiscal 1996 was primarily due to increased revenues from the Company's consulting and technology-based training businesses. Year to date, the increase in other revenues over the prior fiscal year is attributable to increased revenues from the Company's Symposia conferences and ITxpo exhibition events held annually during the first quarter of the fiscal year, and to increased revenues in the consulting and technology-based training businesses.

OPERATING INCOME rose 50% to $29.6 million, or 24.9% of total revenues, for the second quarter of fiscal 1997, from $19.7 million or 21.7% of total revenues in the second quarter of fiscal 1996. Operating income was $61.1 million for the six months ended March 31, 1997, an increase of 57% over the $39.1 million for the same period in fiscal 1996. Excluding acquisition-related charges of $1.7 million in the first quarter of fiscal 1996, operating income for the six months ended March 31, 1997 increased 50%. Operating income has increased as a result of solid revenue growth coupled with controlled spending allowed the Company to gain economies of scale through the leveraging of its resources (additional revenues have been generated using essentially the same resources). The Company's continued focus on margin improvement has favorably impacted operating results.

While costs and expenses increased to $89.5 million in the second quarter of fiscal 1997 from $71.1 million in the second quarter of fiscal 1996, such costs decreased to 75.1% of total revenues from 78.3% in the first quarter of fiscal 1996. Year to date total costs and expenses were $183.4 million, or 75.0% of total revenues, compared to $148.3 million or 79.2% of total revenues (78.3% excluding acquisition-related costs) for the same period last fiscal year. Cost of services and product development expenses were $45.3 million and $34.1 million for the second quarter of fiscal 1997 and 1996, respectively, and $95.8 million and $71.2 million for the six months ended March 31, 1997 and 1996, respectively. This increase over the prior fiscal year reflected primarily the need to provide additional support to the growing client base, including investment in strategic areas such as electronic and Internet distribution, costs resulting from the Company's new client inquiry process (QuickPath) and product development costs (particularly for technology-based training products). As a result, cost of services and product development expenses, as a percentage of total revenues increased slightly from 37.6% for the second quarter of fiscal 1996 to 38.0% for the second quarter of fiscal 1997. Selling, general and administrative expenses, which were $40.1 million and $34.1 million for the second quarter of fiscal 1997 and 1996, respectively, and $79.3 million and $69.5 million for the six months ended March 31, 1997 and 1996, respectively, increased as a result of the Company's continuing expansion of worldwide distribution channels and resulting commissions earned on the revenue generated. The increase in commission expense was offset partially by the elimination and/or reduction of redundant general and administrative expenses, including personnel reductions and facility rationalization relating to the acquisition of Dataquest in December 1995, which had a favorable impact on general and administrative expenses. The Company has benefited from economies of scale and leveraging of its general and administrative staff and facilities expenses by controlling the additional resources required to support the growing revenue base. Consequently, selling, general and administrative expenses have decreased to 33.6% of total revenues for the second quarter of fiscal 1997, versus 37.5% of total revenues for the second quarter of fiscal 1996. For the six months ended March 31, 1997, selling, general and administrative expenses are 32.4% of total revenues compared to 37.1% of total revenues for the same period last fiscal year.

Acquisition-related charges of $1.7 million in the first quarter of fiscal 1996 for the acquisition of Dataquest were not recurring in fiscal 1997. Additionally, amortization of intangibles increased by $0.6 million in the second quarter and $1.3 million year to date in fiscal 1997 as compared to the same periods in fiscal 1996, reflecting primarily goodwill associated with fiscal 1996 acquisitions.

INTEREST INCOME, NET was $1.8 million for the second quarter of fiscal 1997, up from $0.8 million from the second quarter of fiscal 1996. For the six months ended March 31, 1997 and 1996, interest income, net was $3.1 million and $1.6 million, respectively. These net increases resulted from interest income accumulating on the Company's cash, cash equivalents and marketable securities ($173.2 million at March 31, 1997, versus $112.5 million at March 31, 1996 and $129.9 million at September 30, 1996) and from reduced interest expense after remaining debt related to fiscal 1993 and 1994 acquisitions was paid during fiscal 1996. Interest rates were not a significant factor in the increase in interest income earned in the second quarter or first six months of fiscal 1997 versus the same periods of fiscal 1996.

PROVISION FOR INCOME TAXES increased to $13.2 million in the second quarter of fiscal 1997, compared to $8.8 million for the second quarter fiscal 1996. The effective tax rate for the second quarter and year to date fiscal 1997 was 42%, a decrease from 43% for the same periods last fiscal year. The decrease in the effective tax rate is due on-going tax planning initiatives.

NET INCOME PER COMMON SHARE increased 50% to 18 cents per common share for the second quarter of fiscal 1997, compared to 12 cents for the second quarter of fiscal 1996. For the six months ended March 31, 1997 and 1996, net income per common share was 37 cents and 24 cents, respectively, a 54% increase year over year.

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

Historically, RABS revenues have increased significantly in the first quarter of the ensuing fiscal year over the immediately preceding quarter and other revenues have increased similarly due to annual conferences and exhibition events held in the first quarter. Additionally, operating income margin (operating income as a percentage of total revenues) typically improves in the first quarter of the fiscal year versus the immediately preceding quarter. The operating income margin improvement in the first quarter of the fiscal year is due to the increase in RABS revenue upon which the Company is able to further leverage its selling, general and administrative expenses, plus operating income generated on the first quarter Symposia and ITxpo exhibition events. While favorable versus the prior fiscal year, operating income margin generally is not as high in the second, third and fourth quarters of the fiscal year compared to the first quarter of the fiscal year as the operating income margins on the ITxpo conferences in the first fiscal quarter are higher than on conferences held later in the fiscal year. Additionally, the Company historically does not increase its level of spending until after the first quarter of the fiscal year, when the rate of growth in contract value becomes known. As a result, growth in operating expenses has typically lagged behind growth in revenues within a given year, and operating income margin has generally been higher in the earlier quarters of the fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has primarily financed its operations to date through cash provided by operating activities. The combination of revenue growth and operating income margin improvements have contributed to positive cash provided by operating activities for the six months ended March 31, 1997. In addition, cash flow has been enhanced by the Company's continuing management of working capital requirements to support increased sales volumes from growth in the pre-existing businesses and growth due to acquisitions.

The Company's cash and cash equivalents balance at March 31, 1997 and September 30, 1996 was $143.5 million and $96.8 million, respectively, while the marketable securities balance (including both current and long-term maturities) decreased to $29.7 million at March 31, 1997 from $33.1 million at September 30, 1996. Cash provided by operating activities totaled $41.2 million for the first six months of fiscal 1997 (compared with $27.0 million for the first six months of fiscal 1996) reflecting primarily the impact of quarterly operating trends on the balance sheet accounts, particularly fees receivable, deferred revenues, deferred commissions, commissions payable and bonuses payable. Cash used for investing activities was $16.2 million for the first six months of fiscal 1997 (compared to $42.1 million of cash used for the first six months of fiscal 1996) and consisted primarily of the addition of property and equipment for $8.5 million, acquisition of businesses of $4.8 million and investments in other companies of approximately $6.5 million, offset partially by cash provided by net proceeds on the sale of marketable securities of $3.4 million. Cash provided by financing activities totaled $23.7 million for the six months ended March 31, 1997 (compared to $13.9 million of cash provided for the six months ended March 31, 1996) and resulted primarily from $12.6 million in tax benefits of stock transactions with employees and $10.9 million from the issuance of common stock upon the exercise of employee stock options. The tax benefit of stock transactions with employees is due to a reduction in the corporate income tax liability based on an imputed compensation deduction equal to employees' gain upon the exercise of stock options at an exercise price below fair market value. The effect of exchange rates on cash and cash equivalents was a reduction of $1.9 million for the six months ended March 31, 1997, and was due to a strengthening of the U.S. dollar versus certain currencies during the second quarter of the fiscal year. Last fiscal year, the foreign denominated cash balances were significantly less and the exchange rate fluctuations were not as significant as in the current fiscal year, thereby resulting in a reduction of $0.2 million.

The Company has available two unsecured credit lines with The Bank of New York and Chase Manhattan Bank for $5.0 million and $25.0 million, respectively. These lines may be cancelled by the banks at any time without prior notice or penalty. Additionally, the Company issues letters of credit in the ordinary course of business. The Company had outstanding letters of credit with Chase Manhattan Bank of $5.5 million and $2.0 million with The Bank of New York at March 31, 1997. The Company currently has no material capital commitments. The Company believes that its current cash balances and marketable securities, together with cash anticipated to be provided by operating activities and borrowings available under the existing lines of credit, will be sufficient for the expected short-term and foreseeable long-term cash needs of the Company, including possible acquisitions.

RECENTLY ISSUED ACCOUNTING STANDARD

In February 1997, Statement of Financial Accounting Standard No. 128, "Earnings per Share" was issued. The statement sets forth guidance on the presentation of earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if all common stock equivalents were exercised (similar to fully diluted earnings per share under APB Opinion No. 15). If the new standard was in effect during fiscal 1997, basic net income per share for the three months and six months ended March 31, 1997 would have been $0.19 and $0.40 per share, respectively. Diluted income per share would have resulted in the identical income per share currently reported by the Company, $0.18 and $0.37 per share for the three months and six months ended March 31, 1997, respectively. The Company is required to adopt the new standard in the first quarter of fiscal 1998.

PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibit Number         Description of Document

         11.1                Computation of Net Income per Common Share
         27.1                Financial Data Schedule

(b) No reports on Form 8-K were filed by the Registrant during the six months ended March 31, 1997.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Gartner Group, Inc.


Date   May 12, 1997                               /s/ John F. Halligan
                                                  ----------------------------
                                                  John F. Halligan
                                                  Executive Vice President
                                                  and Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                                                    Exhibit 11.1


                               Gartner Group, Inc.
                     Computation of Income per Common Share
                    (In thousands, except per share amounts)


                                                                      For the three months ended,      For the six months ended,
                                                                                March 31,                       March 31,
                                                                      ---------------------------      -------------------------
                                                                        1997               1996          1997             1996
                                                                      --------           --------      --------          -------
Net income                                                            $ 18,200           $ 11,712      $ 37,242          $23,205
                                                                      ========           ========      ========          =======
Shares:
Weighted average number of common shares outstanding                    94,260             90,204        93,793           89,530
Weighted average number of common shares under warrant outstanding
                                                                           144                276           144              276
Weighted average number of option shares outstanding                     7,419              8,814         7,813            8,606
                                                                      --------           --------      --------          -------

Weighted average number of common shares outstanding as adjusted       101,823             99,294       101,750           98,412
                                                                      ========           ========      ========          =======
Net income per common share (1)                                       $   0.18           $   0.12      $   0.37          $  0.24
                                                                      ========           ========      ========          =======



(1) Fully diluted income per common share has not been presented because the effects are not material.