Form 10-Q
period 1997-06-30
GARTNER GROUP INC
filed 1997-08-14
CIK 749251

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     [X]             THE SECURITIES EXCHANGE ACT OF 1934.
                      FOR THE QUARTER ENDED JUNE 30, 1997

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


     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section_13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO___.

     The number of shares outstanding of the Registrant's capital stock as of June 30, 1997 was 95,721,586 shares of Common Stock, Class A.

                                TABLE OF CONTENTS




PART I               FINANCIAL INFORMATION


 ITEM 1:             FINANCIAL STATEMENTS                                   Page

                     Consolidated Balance Sheets at June 30, 1997 and
                        September 30, 1996                                    3

                     Consolidated Statements of Operations for the Three and
                        Nine Months ended June 30, 1997 and 1996              4

                     Condensed Consolidated Statements of Cash Flows for
                        the Nine Months ended June 30, 1997 and 1996          5

                     Notes to Consolidated Financial Statements               6

 ITEM 2:             MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      7

PART II              OTHER INFORMATION

 ITEM 6:             EXHIBITS AND REPORTS ON FORM 8-K                         12

PART I     FINANCIAL INFORMATION
Item 1     Financial Statements

                               GARTNER GROUP, INC.

                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                          June 30,       September 30,
                                                           1997             1996
                                                         ---------        ---------
ASSETS
Current assets:
    Cash and cash equivalents                            $ 161,770        $  96,755
    Marketable securities                                   20,520           30,054
    Fees receivable, net                                   162,635          143,762
    Deferred commissions                                    13,989           17,539
    Prepaid expenses and other current assets               24,250           22,040
                                                         ---------        ---------

      Total current assets                                 383,164          310,150

Long-term marketable securities                             10,644            3,047

Property and equipment, net                                 38,964           32,818

Goodwill, net                                               97,125           93,144

Other assets                                                20,478            4,949
                                                         ---------        ---------

      Total assets                                       $ 550,375        $ 444,108
                                                         =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities               $  66,787        $  60,527
  Commissions payable                                        8,443           15,148
  Accrued bonuses payable                                   13,211           16,781
  Deferred revenues                                        209,831          198,952
                                                         ---------        ---------

      Total current liabilities                            298,272          291,408
                                                         ---------        ---------


Deferred revenues                                            6,115            2,465

Commitments and contingencies

Stockholders' equity:
  Preferred stock                                               --               --
  Common stock: $.0005 par value                                53               52
  Additional paid-in capital                               174,415          134,711
  Cumulative translation adjustment                         (2,790)          (2,965)
  Accumulated earnings                                      87,705           32,008
                                                         ---------        ---------

                                                           259,383          163,806
  Less:  Treasury stock, at cost                           (13,395)         (13,571)
                                                         ---------        ---------

        Total stockholders' equity                         245,988          150,235
                                                         ---------        ---------

        Total liabilities and stockholders' equity       $ 550,375        $ 444,108
                                                         =========        =========

                             See accompanying notes.

                               GARTNER GROUP, INC.

                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                              For the three months ended      For the nine months ended
                                                                       June 30,                       June 30,
                                                              ---------       ---------       ---------       ---------
                                                                 1997            1996            1997            1996
                                                              ---------       ---------       ---------       ---------
Revenues:
Research, advisory and benchmarking services                  $  98,480       $  77,458       $ 286,618       $ 224,471
Other, principally conferences, consulting and training          27,869          19,948          84,223          60,244
                                                              ---------       ---------       ---------       ---------
    Total revenues                                              126,349          97,406         370,841         284,715
                                                              ---------       ---------       ---------       ---------
Costs and expenses:
Cost of services and product development                         48,451          38,967         144,256         110,192
Selling, general and administrative                              44,491          34,124         123,785         103,581
Acquisition-related charges                                          --              --              --           1,665
Depreciation                                                      3,060           2,202           8,312           6,451
Amortization of intangibles                                       1,505             910           4,507           2,565
                                                              ---------       ---------       ---------       ---------
    Total costs and expenses                                     97,507          76,203         280,860         224,454
                                                              ---------       ---------       ---------       ---------


Operating income                                                 28,842          21,203          89,981          60,261

Interest income, net                                              2,157             939           5,227           2,567
                                                              ---------       ---------       ---------       ---------

Income before minority interest and income taxes                 30,999          22,142          95,208          62,828
Minority interest                                                    --              --              --             (25)
                                                              ---------       ---------       ---------       ---------
Income before income taxes                                       30,999          22,142          95,208          62,853

Provision for income taxes                                       12,544           9,521          39,511          27,027
                                                              ---------       ---------       ---------       ---------

Net income                                                    $  18,455       $  12,621       $  55,697       $  35,826
                                                              =========       =========       =========       =========

Net income per common share                                   $    0.18       $    0.13       $    0.55       $    0.36
                                                              =========       =========       =========       =========

Weighted average shares outstanding                             102,653         100,094         102,124          98,896
                                                              =========       =========       =========       =========

                             See accompanying notes.

                               GARTNER GROUP, INC.

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                         For the nine months ended June 30,
                                                                            ---------        ---------
                                                                              1997             1996
                                                                            ---------        ---------
Operating activities:
    Cash provided by operating activities                                   $  62,880        $  40,317
                                                                            ---------        ---------

Investing activities:
     Payment for businesses acquired (excluding cash acquired)                 (8,308)         (18,292)
     Additions of property and equipment, net                                 (14,267)         (12,246)
     Marketable securities sold, net                                            1,937            7,243
     Investments in unconsolidated businesses                                  (8,283)              --
     Loans to officers                                                         (7,163)              --
     Other investing                                                               (3)             (25)
                                                                            ---------        ---------
      Cash used for investing activities                                      (36,087)         (23,320)
                                                                            ---------        ---------

Financing activities:
     Principal payments on long-term debt                                          --           (4,450)
     Issuance of common stock and warrants                                     13,558            7,487
     Issuance of treasury stock                                                   176               --
     Distributions of capital between Dataquest and its former parent              --           (1,687)
     Tax benefits of stock transactions with employees                         26,145           23,223
                                                                            ---------        ---------

      Cash provided by financing activities                                    39,879           24,573
                                                                            ---------        ---------

Net increase in cash and cash equivalents                                      66,672           41,570

Effects of foreign exchange rates on cash and cash equivalents                 (1,657)            (276)
Cash and cash equivalents, beginning of period                                 96,755           66,581
                                                                            ---------        ---------

Cash and cash equivalents, end of period                                    $ 161,770        $ 107,875
                                                                            =========        =========




                             See accompanying notes.

                               GARTNER GROUP, INC.

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner Group, Inc. (the "Company") on Form 10-K for the fiscal year ended September 30, 1996. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three and nine month periods ended June 30, 1997 may not be indicative of the results of operations for the remainder of fiscal 1997.

Note 2 - Loans to Officers

On June 4, 1997, with the Board of Directors approval, the Company provided loans totaling $7.2 million to certain officers to facilitate the purchase of common stock arising out of the exercise of stock options. The loan proceeds were not used to fund the option exercise price of the common stock acquired. The loans are full recourse obligations to the officers and are also secured by shares of the Company's stock. The loans bear interest at an annual rate of 6.14% and mature on June 3, 1999. The loans are included in Other Assets on the June 30, 1997 Balance Sheet.

Note 3 - Class B Common Stock Conversion

As of June 30, 1997, the Company recorded the conversion of all Class B Common Stock into Class A Common Stock on a one for one basis, pursuant to a provision of the Articles of Incorporation which requires conversion when the Class B Common Stockholder's voting equity falls below a certain ownership percentage after considering all exercisable options and warrants outstanding.

Note 4 - Subsequent Event, Acquisition of  Datapro Information Services

On August 1, 1997, the Company acquired Datapro Information Services ("Datapro"), a unit of McGraw-Hill Companies for consideration of approximately $25 million in cash. Datapro is a provider of information on product specifications and pricing, product comparisons, technology reports, market overviews, case studies and user ratings surveys. Datapro's subscription based products provide feature and side-by-side comparisons of computer hardware, software and communications products. The acquisition will be accounted for by the purchase method.

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

RESULTS OF OPERATIONS

The following table sets forth certain results of operations as a percentage of total revenues:


                                                                 For the three months ended          For the nine months ended
                                                                          June 30,                            June 30,
                                                                  ------------------------            ------------------------
                                                                   1997              1996              1997              1996
                                                                  ------            ------            ------            ------
Revenues:
Research, advisory and benchmarking services                        77.9%             79.5%             77.3%             78.8%
Other, principally conferences, consulting and training             22.1              20.5              22.7              21.2
                                                                  ------            ------            ------            ------
    Total revenues                                                 100.0             100.0             100.0             100.0
                                                                  ------            ------            ------            ------

Costs and expenses:
Cost of services and product development                            38.4              40.0              38.9              38.7
Selling, general and administrative                                 35.2              35.0              33.4              36.4
Acquisition-related charges                                           --                --                --               0.6
Depreciation                                                         2.4               2.3               2.2               2.3
Amortization of intangibles                                          1.2               0.9               1.2               0.9
                                                                  ------            ------            ------            ------

   Total costs and expenses                                         77.2              78.2              75.7              78.8
                                                                  ------            ------            ------            ------
Operating income                                                    22.8              21.8              24.3              21.2


Interest income, net                                                 1.7               1.0               1.4               0.9
                                                                  ------            ------            ------            ------
Income before minority interest and income taxes                    24.5              22.8              25.7              22.1


Minority interest                                                     --                --                --                --
                                                                  ------            ------            ------            ------

Income before income taxes                                          24.5              22.8              25.7              22.1

Provision for income taxes                                           9.9               9.8              10.7               9.5
                                                                  ------            ------            ------            ------

Net income                                                          14.6%             13.0%             15.0%             12.6%
                                                                  ======            ======            ======            ======

TOTAL REVENUES increased 30% to $126.3 million for the third quarter of fiscal 1997 from $97.4 million for the third quarter of fiscal 1996. For the nine months ended June 30, 1997, total revenues were $370.8 million, up 30% from $284.7 million for the same period last fiscal year. Revenues from research, advisory and benchmarking services ("RABS") increased by 27% to $98.5 million from $77.5 million for the third quarter of fiscal 1996. RABS revenues increased 28% to $286.6 million for the nine months ended June 30, 1997, compared with $224.5 million for the same period last fiscal year. RABS encompass products which, on an ongoing basis, highlight industry developments, review new products and technologies, provide quantitative market research, analyze industry trends within a particular technology or market sector and provide comparative analysis of the information technology operations of organizations. The Company enters into annually renewable contracts for RABS. Revenues from RABS are recognized as products and services are delivered, and as the Company's obligation to the client is completed over the contract period. The increase in revenues from RABS reflects primarily strong market acceptance of new services introduced in fiscal 1996 and the first half of fiscal 1997, volume increases as a result of increased geographic and client penetration, and expansion of electronic distribution within client companies, all of which were offset partially by a volume pricing strategy that provides more value for the same dollars each year.

Contract value increased 27% to $423.7 million at June 30, 1997 versus $334.5 million at June 30, 1996. The Company believes that contract value, which is calculated as the annualized value of all RABS contracts in effect at a given point in time, without regard to the duration of the RABS contracts outstanding at such time, is a significant measure of the Company's volume of RABS business. Historically, the Company has experienced that a substantial portion of client companies renew contracts for an equal or higher level of total payments each year, and annual RABS revenues in any fiscal year have approximated contract value at the beginning of the fiscal year. As of June 30, 1997, 84% of the Company's clients had renewed one or more RABS services in the last twelve months. However, this renewal rate is not necessarily indicative of the rate of retention of the Company's RABS revenue base, and contract value at any time may not be indicative of future RABS revenues or cash flows if the rate of renewal of contracts, or the timing of new business were to significantly change during the following twelve months compared to historic patterns. Total deferred revenues of $215.9 million and $201.4 million at June 30, 1997 and September 30, 1996, respectively, as presented in the Company's consolidated balance sheets, represent unamortized revenues from RABS contracts plus unamortized revenues of certain other products and services not included in RABS. Deferred revenues do not directly correlate to contract value as of the same date, since contract value represents an annualized value of all outstanding RABS contracts without regard to the duration of such contracts, and deferred revenue represents unamortized revenue remaining on all outstanding contracts including RABS and certain other products and services not included in RABS.

Other revenues for the third quarter of fiscal 1997 increased 40% to $27.9 million compared to $19.9 million for the third quarter of fiscal 1996. For the nine months ended June 30, 1997, other revenues were $84.2 million, up 40% from $60.2 million for the same period last fiscal year. Other revenues consist principally of revenues from conferences, consulting engagements and technology-based training products and publications. The increase of $8.0 million in the third quarter of fiscal 1997 over the third quarter of fiscal 1996 was primarily due to increased revenues from the Company's consulting and technology-based training businesses. Year to date, the increase in other revenues over the prior fiscal year is primarily attributable to increased revenues from the Company's Symposia conferences and ITxpo exhibition events held annually during the first quarter of the fiscal year, and to increased revenues in the consulting and technology-based training businesses.

OPERATING INCOME rose 36% to $28.8 million, or 23% of total revenues, for the third quarter of fiscal 1997, from $21.2 million or 22% of total revenues in the third quarter of fiscal 1996. Operating income was $90.0 million for the nine months ended June 30, 1997, an increase of 49% over the $60.3 million for the same period in fiscal 1996. Excluding acquisition-related charges of $1.7 million in the first quarter of fiscal 1996, operating income for the nine months ended June 30, 1997 increased 45%. Operating income has increased as a result of solid revenue growth coupled with controlled spending that has allowed the Company to gain economies of scale through the leveraging of its resources (additional revenues have been generated using essentially the same resources). The Company's continued focus on margin improvement has favorably impacted operating results.

While costs and expenses increased to $97.5 million in the third quarter of fiscal 1997 from $76.2 million in the third quarter of fiscal 1996, such costs decreased to 77% of total revenues from 78% in the third quarter of fiscal 1996. Year to date total costs and expenses were $280.9 million, or 76% of total revenues, compared to $224.5 million or 79% of total revenues for the same period last fiscal year. Cost of services and product development expenses were $48.5 million and $39.0 million for the third quarter of fiscal 1997 and 1996, respectively, and $144.3 million and $110.2 million for the nine months ended June 30, 1997 and 1996, respectively. This increase in expenses over the prior fiscal year reflects the need to provide additional support to the growing client base, including investment in strategic areas such as electronic and Internet distribution, costs associated with the implementation of the Company's new client inquiry process (QuickPath) and product development costs (particularly for technology-based training products). Cost of services and product development expenses, as a percentage of total revenues, decreased slightly from 40% for the third quarter of fiscal 1996 to 38% for the third quarter of fiscal 1997. The decrease was primarily attributable to improved gross margins on conferences as compared to the comprable quarter of the prior year and lower delivery cost per dollar of revenue generated due to increased electronic delivery of products. Selling, general and administrative expenses, which were $44.5 million and $34.1 million for the third quarter of fiscal 1997 and 1996, respectively, and $123.8 million and $103.6 million for the nine months ended June 30, 1997 and 1996, respectively, increased as a result of the Company's continuing expansion of worldwide distribution channels and resulting commissions earned on the revenue generated. The increase in commission expense was offset partially by the elimination and/or reduction of redundant general and administrative expenses, including personnel reductions and facility rationalization relating to the acquisition of Dataquest in December 1995, which had a favorable impact on general and administrative expenses. Although the Company has added general and administrative resources to support the growing revenue base, it has benefited from economies of scale and leveraging of its general and administrative staff and facilities. Consequently, selling, general and administrative expenses were 35% of total revenues for the third quarter of fiscal 1997 and 1996. For the nine months ended June 30, 1997, selling, general and administrative expenses were 33% of total revenues as compared to 36% of total revenues for the comprable period in the prior year.

Acquisition-related charges of $1.7 million in the first quarter of fiscal 1996 for the acquisition of Dataquest were not recurring in fiscal 1997. Additionally, amortization of intangibles increased by $0.6 million in the third quarter and $1.9 million year to date in fiscal 1997 as compared to the same periods in fiscal 1996, reflecting primarily goodwill associated with fiscal 1996 and 1997 acquisitions.

INTEREST INCOME, NET was $2.2 million for the third quarter of fiscal 1997, up from $0.9 million from the third quarter of fiscal 1996. For the nine months ended June 30, 1997 and 1996, interest income, net was $5.2 million and $2.6 million, respectively. These net increases resulted from interest income accumulating on the Company's cash, cash equivalents and marketable securities ($192.9 million at June 30, 1997, versus $118.7 million at June 30, 1996 and $129.9 million at September 30, 1996) and from reduced interest expense after remaining debt related to fiscal 1993 and 1994 acquisitions was paid during fiscal 1996. Interest rates were not a significant factor in the increase in interest income earned in the third quarter or first nine months of fiscal 1997 versus the same periods of fiscal 1996.

PROVISION FOR INCOME TAXES increased to $12.5 million in the third quarter of fiscal 1997, compared to $9.5 million for the third quarter fiscal 1996. The effective tax rate for the third quarter and year to date fiscal 1997 was 40.5% and 41.5%, respectively, a decrease from 43% for the same periods last fiscal year. The decrease in the effective tax rate is due to on-going tax planning initiatives.

NET INCOME PER COMMON SHARE increased 38% to 18 cents per common share for the third quarter of fiscal 1997, compared to 13 cents for the third quarter of fiscal 1996. For the nine months ended June 30, 1997 and 1996, net income per common share was 55 cents and 36 cents, respectively, a 53% increase year over year.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has primarily financed its operations to date through cash provided by operating activities. The combination of revenue growth and operating income margin improvements have contributed to positive cash provided by operating activities for the nine months ended June 30, 1997. In addition, cash flow has been enhanced by the Company's continuing management of working capital requirements to support increased sales volumes from growth in the pre-existing businesses and growth due to acquisitions.

The Company's cash and cash equivalents balance at June 30, 1997 and September 30, 1996 was $161.8 million and $96.8 million, respectively, while the marketable securities balance (including both current and long-term maturities) decreased to $31.2 million at June 30, 1997 from $33.1 million at September 30, 1996. Cash provided by operating activities totaled $62.9 million for the first nine months of fiscal 1997 (compared to $40.3 million for the first nine months of fiscal 1996) reflecting primarily the impact of increased revenues and operating margins which are related to quarterly operating trends in the balance sheet accounts, particularly fees receivable, deferred revenues, deferred commissions, commissions payable and bonuses payable. Cash used for investing activities was $36.1 million for the first nine months of fiscal 1997 (compared to $23.3 million of cash used for the first nine months of fiscal 1996) and consisted primarily of the addition of property and equipment for $14.3 million, acquisition of businesses of $8.3 million, investments in unconsolidated companies of approximately $8.3 million, and loans to officers of $7.2 million offset partially by cash provided by net proceeds on the sale of marketable securities of $1.9 million. Cash provided by financing activities totaled $39.9 million for the nine months ended June 30, 1997 (compared to $24.6 million of cash provided for the nine months ended June 30, 1996) and resulted primarily from $26.1 million in tax benefits from stock transactions with employees and $13.6 million from the issuance of common stock upon the exercise of employee stock options. The tax benefit of stock transactions with employees is due to a reduction in the corporate income tax liability based on an imputed compensation deduction equal to employees' gain upon the exercise of stock options at an exercise price below fair market value. The effect of exchange rates reduced cash and cash equivalents by $1.7 million through the nine months ended June 30, 1997, and was due to the strengthening of the U.S. dollar versus certain foreign currencies. Through June 30, 1996, the foreign denominated cash balances were significantly less and the exchange rate fluctuations were not as significant as in the current fiscal year, thereby resulting in a reduction of $0.3 million in cash.

The Company has available two unsecured credit lines, with The Bank of New York and Chase Manhattan Bank for $5.0 million and $25.0 million, respectively. These lines may be canceled by the banks at any time without prior notice or penalty. Additionally, the Company issues letters of credit in the ordinary course of business. The Company had outstanding letters of credit with Chase Manhattan Bank of $5.5 million and $2.0 million with The Bank of New York at June 30, 1997. The Company currently has no material capital commitments. The Company believes that its current cash balances and marketable securities, together with cash anticipated to be provided by operating activities and borrowings available under the existing lines of credit, will be sufficient for the expected short-term and foreseeable long-term cash needs of the Company, including possible acquisitions.

As of June 30, 1997, the Company recorded the conversion of all Class B Common Stock into Class A Common Stock on a one for one basis, pursuant to a provision of the Articles of Incorporation which requires conversion when the Class B Common Stockholder's voting equity falls below a certain ownership percentage after considering all exercisable options and warrants outstanding.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, Statement of Financial Accounting Standard No. 128, "Earnings per Share" was issued. The statement sets forth guidance on the presentation of earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if all common stock equivalents were exercised (similar to fully diluted earnings per share under APB Opinion No. 15). If the new standard was in effect during fiscal 1997, basic net income per share for the three months and nine months ended June 30, 1997 would have been $0.19 and $0.59 per share, respectively. Diluted income per share would have been $0.18 and $0.54 per share for the three months and nine months ended June 30, 1997, respectively. The Company is required to adopt the new standard in the first quarter of fiscal 1998.

In June 1997, Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information" were issued. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders which is currently not required. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is required to adopt both new standards in the first quarter of 1999.

PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibit Number     Description of Document

               10.7 Gartner Group, Inc. 1991 Stock Option Plan as amended and restated on February 24, 1997

               10.10 Gartner Group, Inc. 1994 Long Term Stock Option Plan as amended and restated on February 24, 1997

               10.16 Gartner Group, Inc. 1996 Long Term Stock Option Plan as amended and restated on February 24, 1997

               11.1           Computation of Net Income per Common Share

               27.1           Financial Data Schedule

(b) No reports on Form 8-K were filed by the Registrant during the fiscal quarter ended June 30, 1997.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Gartner Group, Inc.
                                               ------------------------------


Date     August 14, 1997                       /s/ John F. Halligan
         ---------------                       ------------------------------
                                               John F. Halligan
                                               Executive Vice President
                                               and Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                EXHIBIT INDEX
                                -------------

           Exhibit Number     Description of Document
           --------------     -----------------------
               10.7(a)        Amendment effective February 24, 1997 to the 1991
                              Stock Option Plan

               10.10(a) Amendment effective February 24, 1997 to the 1994 Long Term Stock Option Plan

               10.16(a) Amendment effective February 24, 1997 to the 1996 Long Term Stock Option Plan

               11.1           Computation of Net Income per Common Share

               27.1           Financial Data Schedule