Form 10-K
period 1997-09-30
GARTNER GROUP INC
filed 1997-12-12
CIK 749251

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     [X]               THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
                                       OR
     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER 0-15144

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

       Registrant's telephone number, including area code: (203) 316-1111

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                                 Title of Class
                     Common Stock, Class A, $.0005 Par Value

         Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Company, as of November 30, 1997, was approximately $1.5 billion. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of the Registrant's capital stock as of November 30, 1997 was 97,565,408 shares of Common Stock, Class A.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on January 20, 1998. Certain information therein is incorporated by reference into Part III hereof.

PART I

ITEM 1. BUSINESS.

GENERAL

Gartner Group, Inc. ("Gartner Group" or the "Company"), founded in 1979, is the world's leading independent provider of research and analysis on the computer hardware, software, communications and related information technology ("IT") industries. The Company is organized into three business units: GartnerAdvisory, GartnerMeasurement and GartnerLearning. Advisory services encompass products which provide research and analysis of significant IT industry trends and developments. Measurement services encompass products which provide comprehensive assessments of cost performance, efficiency and quality for all areas of IT. The Company enters into annual renewable contracts for advisory and measurement services and learning products, and distributes such services through print and electronic media. GartnerLearning develops and publishes more than 600 software education training products and services for computer desktop and technical applications professionals. The Company's primary clients are business professional users, purchasers and vendors of IT products and services. With more then 600 sales professionals in 80 locations, Gartner Group product offerings collectively provide comprehensive coverage of the IT industry to over 9,000 client organizations.


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

BUSINESS STRATEGY

The Company's objective is to maintain and enhance its market position as a leading provider of in-depth, value-added, proprietary research and analysis of the IT industry. The Company has adopted the following strategies to maintain its market position and expand its core business:

Focus on the IT market. The Company targets as its clients corporate entities and other large users and vendors of information technologies. Users of Gartner Group's products and services include senior decision makers in information systems organizations and other IT professionals such as purchasing and data center managers. Vendors use market research data in order to evaluate competitive products and market opportunities.

Maintain Research and Analysis Excellence. Gartner Group's global network of research analysts is comprised of more than 750 professionals averaging ten years of industry experience. Clients rely on Gartner Group's proven research methodology to ensure consistent and comprehensive analysis in all areas of IT. The Company maintains five primary research centers located in Stamford, CT, Santa Clara, CA, Windsor, England, Brisbane, Australia, Tokyo, Japan and a number of smaller, satellite research centers throughout the world.

Emphasize New Product Development and Strategic Acquisitions. The Company introduces new research and advisory products each year. New product ideas evolve from client inquiries, market need and through a multi-functional product strategy committee. Fiscal 1997 investments and acquisitions include: Datapro Information Services (7/97), a research firm specializing in products that compare feature and functions of computer hardware, software and communications products; Bouhot and Le Gendre (6/97), a publisher of French-based IT journals and provider of conferences, events, custom consulting and IT executive programs; and SPG Research and East Consulting (2Q97), strategic acquisitions in the Asia/Pacific IT marketplace adding demand-side data and network and telecommunications expertise, respectively, to the GartnerAdvisory product line. Additionally, the Company has made minority investments in KnowledgeSoft (3/97), whose products provide a tracking and administration system to GartnerLearning training titles and in EC Cubed (12/96), a Web solutions and Internet content provider.

Increase Market Penetration. The Company has made substantial investments developing new markets and establishing a global network of direct sales personnel, independent sales representatives, distributors and joint venture partners. This initiative is on-going and will continue to evolve with the expansion of the Company's product and service offerings and delivery options. Electronic delivery formats include CD-ROM, lotus Notes, intranets and the Internet.

The Company believes that successful execution of these strategies will enable the Company to expand its client base in domestic and international markets and to penetrate its client base more effectively through a broader range of product offerings.

PRODUCTS AND SERVICES

Advisory and Measurement services

The Company's principal products are annually renewable contracts for advisory and measurement services, which encompass products which, on an ongoing basis, highlight industry developments, review new products and technologies, provide quantitative market research, analyze industry trends within a particular technology or market sector and provide comparative analysis of the information technology operations of organizations.

GartnerAdvisory provides qualitative and quantitative research and analysis that clarifies decision-making for IT buyers, users and vendors. Advisory consists of GartnerAnalytics, a provider of objective analysis that helps clients stay ahead of IT trends, directions and vendor strategies; and GartnerMarketDynamics, a provider of worldwide coverage of research, statistical analysis, growth projections and market share rankings of suppliers and vendors to IT manufacturers and the financial community. GartnerMeasurement provides benchmarking, continuous improvement and best practices services. The Company currently offers over 250 principal advisory and measurement services products. Each service is supported by a team of research staff members with substantial experience in the covered segment or topic of the IT industry. The Company's staff researches and prepares published reports and responds to telephone and E-mail inquiries from clients. Clients receive Gartner Group research and analysis on paper and through a number of electronic delivery formats.

Learning

GartnerLearning publishes software education training products for computer desktop and technical applications professionals. With more than 650 existing titles, the Company will focus on the addition of training titles in the next few years by investing significantly in product development and strategic alliances with IT vendors and industry experts.


The Company provides a number of other complementary products and services principally:

         GartnerConsulting. Consulting services provide customized project consulting on the delivery, deployment and management of high-tech products and services. Principal practices of consulting services include Technical Architecture, Outsourcing Decision Support, Evolving High Technology Areas, Retainer Consulting Services and Vendor Consulting.

         GartnerEvents. Industry conferences and events provide comprehensive coverage of IT issues and forecasts of key IT industry segments. The conference season begins each year with Symposia, held in the United States, Europe and the Asia/Pacific rim. These events are held in conjunction with ITxpo(TM), a high technology learning lab. Additionally, the Company sponsors other conferences, seminars and briefings. Certain events are offered as part of a continuous services subscription, however, the majority of events are individually paid for prior to attendance.


The Company measures the volume of its advisory, measurement and learning ("AML") business based on contract value. The Company calculates contract value as the annualized value of all AML contracts in effect at a given point in time, without regard to the duration of the contracts outstanding at such time. Historically, the Company has experienced that a substantial portion of client companies have renewed these services for an equal or higher level of total payments each year, and annual revenues from these services in any fiscal year have closely correlated to contract value at the beginning of the fiscal year. As of September 30, 1997, approximately 85 percent of the Company's clients have renewed one or more of these services in the last twelve months. However, this renewal rate is not necessarily indicative of the rate of retention of the Company's revenue base, and contract value at any time may not be indicative of future AML revenues or cash flows if the rate of renewal of AML services and products or the timing of new business were to significantly change during the following twelve months compared to historic patterns. Deferred revenues, as presented in the Company's balance sheets, represent unamortized revenues from AML services and products plus unamortized revenues of certain other services and products not included in AML. Therefore, deferred revenues do not directly correlate to contract value as of the same date since contract value represents an annualized value of all outstanding AML contracts without regard to the duration of such contracts, and deferred revenues represents unamortized revenue remaining on all outstanding AML contracts including AML services and products and certain other services and products not included in AML revenue.

There can be no assurance that the Company will be able to sustain such high renewal rates. Any deterioration in the Company's ability to generate significant new business would impact future growth in the Company's business. Moreover, a significant portion of the Company's new business in any given year has historically been generated in the last portion of the fiscal year. Accordingly, any such situation might not be apparent until late in the Company's fiscal year.

COMPETITION

The Company believes that the principal competitive factors in its industry are quality of research and analysis, timely delivery of information, customer service, the ability to offer products that meet changing market needs for information and analysis and price. The Company believes it competes favorably with respect to each of these factors.

The Company experiences competition in the market for information products and services from other independent providers of similar services as well as the internal marketing and planning organizations of the Company's clients. The Company also competes indirectly against other information technology providers, including electronic and print media companies and consulting firms. The Company's indirect competitors, many of whom have substantially greater financial, information gathering and marketing resources than the Company, could choose to compete directly against the Company in the future. In addition, although the Company believes that it has established a significant market presence, there are few barriers to entry into the Company's market and new competitors could readily seek to compete against the Company in one or more market segments addressed by the Company's AML services and products. Increased competition, direct and indirect, could adversely affect the Company's operating results through pricing pressure and loss of market share. There can be no assurance that the Company will be able to continue to provide the products and services that meet client needs as the IT market rapidly evolves, or that the Company can otherwise continue to compete successfully.

The Company has expanded its presence in the technology-based training industry (GartnerLearning). The success of the Company in the technology-based training industry will depend on its ability to compete with vendors of IT products and services which include a range of education and training specialists, hardware and system manufacturers, software vendors, system integrators, dealers, value-added resellers and network/communications vendors, certain of whom have significantly greater product breadth and market presence in the technology-based training sector. There can be no assurance that the Company will be able to provide products that compare favorably with new competitive products or that competitive pressures will not require the Company to reduce prices. Future success will also depend on the Company's ability to develop new training products that are released timely with the introductions of the underlying software products.

EMPLOYEES

As of September 30, 1997, the Company employed 2,885 persons. Of the 2,885 employees, 903 are located at the Company's headquarters in Stamford, CT area, 1,163 are located at other domestic facilities and 819 are located outside of the United States. None of the Company's employees are represented by a collective bargaining arrangement. The Company has experienced no work stoppages and considers its relations with employees to be favorable.

The Company's future success will depend in large measure upon the continued contributions of its senior management team, professional analysts, and experienced sales personnel. Accordingly, future operating results will be largely dependent upon the Company's ability to retain the services of these individuals and to attract additional qualified personnel. The Company experiences intense competition for professional personnel with, among others, producers of IT products, management consulting firms and financial services companies. Many of these firms have substantially greater financial resources than the Company to attract and compensate qualified personnel. The loss of the services of key management and professional personnel could have a material adverse effect on the Company's business.

ITEM 2. PROPERTIES

The Company's headquarters are located in approximately 244,000 square feet of leased office space in five buildings located in Stamford, CT. These facilities accommodate research and analysis, marketing, sales, client support, production and corporate administration. The leases on these facilities expire in 2010. The Company also leases office space in 39 domestic and 36 international locations to support its research and analysis, domestic and international sales efforts and other functions. The Company believes its existing facilities and expansion options are adequate for its current needs and that additional facilities are available for lease to meet future needs.

ITEM 3. LEGAL PROCEEDINGS.

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. The Company believes the outcome of all current proceedings, claims and litigation will not have a material effect on the Company's financial position or results of operations when resolved in a future period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE COMPANY

Listed below are the executive officers of the Company as of November 30, 1997:

         NAME             AGE                         TITLE
         ----             ---                         -----
Manuel A. Fernandez        51       Chairman and Chief Executive Officer

William T. Clifford        51       President and Chief Operating Officer

E. Follett Carter          55       President, Gartner Group Distribution, Executive
                                             Vice President, Sales and Marketing and
                                             Chief Marketing Officer

John F. Halligan           50       Executive Vice President, Chief Financial
                                             Officer, Treasurer and Corporate Secretary

Michael D. Fleisher        32       Executive Vice President and President,
                                             Emerging Businesses

Mr. Fernandez has served as Chairman of the Board since April 1996, as Chief Executive Officer since April 1991, and as a Director since January 1991. Mr. Fernandez also held the title of President from January 1991 through September 30, 1997. Prior to joining the Company, he was President and Chief Executive Officer of Dataquest, Inc. Before joining Dataquest, Mr. Fernandez was President and Chief Executive Officer of Gavilan Computer Corporation, a laptop computer manufacturer, and Zilog, Incorporated, a semiconductor manufacturing company. Mr. Fernandez holds a bachelor's degree in electrical engineering from University of Florida, and completed post-graduate work in solid state engineering at University of Florida and in business administration at the Florida Institute of Technology. Mr. Fernandez is also on the board of directors of the Brunswick Corporation, Getty Communications P.L.C., SACIA (The Business Council of Southwestern Connecticut) and Norwalk Community Technical College (Norwalk, Connecticut).

Mr. Clifford has been President of Gartner Group since October 1997, Chief Operating Officer of the Company since April 1995 and Executive Vice President, Operations of the Company since October 1993. From October 1995 to September 1997, Mr. Clifford was president Gartner Group Research. Prior to joining Gartner Group, Mr. Clifford served as President, Central Division and Senior IT Executive for Product Development for ADP Corp., a payroll service provider. Previously, Mr. Clifford was Executive Vice President and Chief Operating Officer of Applied Data Research, a supplier of computer software. Mr. Clifford holds a bachelor's degree in economics from the University of Connecticut.

Mr. Carter has been with the Company since November 1988 and has been President, Gartner Group Distribution since October 1995, Chief Marketing Officer since April 1995 and Executive Vice President, Sales and Marketing since July 1993. From April 1991 to July 1993, he was Senior Vice President, Sales and Marketing; from May 1990 to March 1991, he was Vice President, Sales; and from November 1988 to April 1990, he was Vice President and Service Director of Electronic Output Strategies. Mr. Carter holds a bachelor's degree from Case Western Reserve, and an M.B.A. degree in finance and marketing from Columbia University.

Mr. Halligan has been Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary since September 1991. Prior to joining Gartner Group, Mr. Halligan spent more than 22 years at General Electric Company in a variety of financial management roles, including Staff Vice President, Finance at GE Communications and Services from May 1988 to September 1991. Mr. Halligan holds a bachelor's degree in economics from Providence College. Mr. Halligan currently serves on the board of directors of the Stamford Chapter of the American Red Cross.

Mr. Fleisher has been Executive Vice President of the Company and President, Gartner Group Emerging Businesses since November 1996. From October 1995, he was Senior Vice President, Emerging Businesses; from October 1994 to October

1995, he was Vice President Worldwide Events; from April 1993 to October 1995 he was Vice President of Business Development. Mr. Fleisher's previous business experience includes working as an associate at Information Partners, a venture capital firm, from 1990 to 1993. Mr. Fleisher holds a bachelor's degree in economics from Wharton School of Business.



PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company effected an initial public offering of its Class A Common Stock in October 1993 at a price to the public of $2.75 per share. As of November 30, 1997, there were approximately 234 holders of record of the Company's Class A Common. The Company's Class A Common Stock is listed for quotation in the Nasdaq National Market under the symbol "GART."

The Company has not paid any cash dividends on its common stock and currently intends to retain any future earnings for use its business. Accordingly, the Company does not anticipate that any cash dividends will be declared or paid on the common stock in the foreseeable future.

The quarterly market price is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Common Stock Information.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

The presentation under "Selected Consolidated Financial Data" is included in
Item 8. Consolidated Financial Statements and Supplementary Data - Selected Financial Data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 13 through 19 of the 1997 Annual Report to Stockholders of Registrant is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED FINANCIAL STATEMENTS

The Company's consolidated financial statements for the fiscal years ended September 30, 1997 and 1996, together with the report thereon of KPMG Peat Marwick LLP, independent auditors, dated October 31, 1997, on page 35 of the 1997 Annual Report to Stockholders of Registrant is incorporated herein by reference. The Company's consolidated financial statements for the fiscal year ended September 30, 1995, together with the report thereon of Price Waterhouse LLP, independent accountants, dated November 1, 1995, except as to the Dataquest acquisition discussed in Note 3, which is as of January 25, 1996) and the stock split discussed in Note 10, which is as of March 29, 1996, is included as
Exhibit 23.4 to this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None in the fiscal year ended September 30, 1997.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to Directors is set forth under the caption "Proposal One:
Election of Directors" on pages 3 through 10 in the Proxy Statement for Annual Meeting of Stockholders of Registrant to be held January 20, 1998 and is incorporated herein by reference. Certain information regarding Executive Officers of the Registrant is presented after Item 4 in Part I of this 1997 Annual Report on Form 10-K.

Information relating to Section 16(a) of the Exchange Act is set forth under the caption "Section 16(a) Reporting Delinquencies " on page 14 in the Proxy Statement for Annual Meeting of Stockholders of Registrant to be held January 20, 1998 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information relating to Executive Compensation is set forth under the caption "Executive Compensation" on pages 5 through 9 of the Proxy Statement for Annual Meeting of Stockholders of Registrant to be held January 20, 1998 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information relating to Security Ownership of Certain Beneficial Owners and Management is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on page 11 in the Company's Proxy Statement for Annual Meeting of Stockholders of Registrant to be held January 20, 1998 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to Certain Relationships and Related Transactions is set forth under the caption "Certain Relationships and Transactions" of the Proxy Statement for Annual Meeting of Stockholders of Registrant to be held January 20, 1998 on page 12 and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      1.       Financial Statements

                  The presentation under "Financial Statements" is included in
                  Item 8. Consolidated Financial Statements and Supplementary Data.

         2.       Financial Statement Schedule

                  II.      Valuation and qualifying accounts

                  Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

         3.       Exhibits

                  Exhibit
                  Number            Description of Document
                  ------            -----------------------
                  3.1(a)(2)         Restated Certificate of Incorporation
                  3.1(b)(5)         Amendment dated March 18, 1996 to Restated
                                    Certificate of Incorporation
                  3.2(5)            Amended Bylaws, as of April 24, 1997
                  4.1               Article IV and V of Restated Certificate
                                    of Incorporation (see Exhibits 3.1(a)
                                    and (b))
                  4.2(1)            Form of Certificate for Common Stock
                  10.1(1)           Form of Indemnification Agreement
                  10.2(1)           Amended and Restated Registration Rights
                                    Agreement dated March 19, 1993 among the
                                    Registrant, Dun & Bradstreet Corporation and D&B Enterprises, Inc.
                  10.3(1)           Stockholder's Agreement dated as of March
                                    19, 1993 by and between the Registrant
                                    and Dun & Bradstreet Corporation
                  10.4(2)           Lease dated December 29, 1994 by and between
                                    Soundview Farms and the Registrant
                                    related to premises at 56 Top Gallant
                                    Road, 70 Gatehouse Road, and 88 Gatehouse
                                    Road, Stamford, Connecticut
                  10.5              Lease dated May 16, 1997 by and between
                                    Soundview Farms and the Registrant
                                    related to premises at 56 Top Gallant
                                    Road, 70 Gatehouse Road, 88 Gatehouse
                                    Road and 10 Signal Road, Stamford,
                                    Connecticut (amendment to lease dated
                                    December 29, 1994, see exhibit 10.4)
                  10.6(1)*          Long Term Incentive Plan (Tenure Plan),
                                    including form of Employee Stock Purchase
                                    Agreement
                  10.7(4)*          1991 Stock Option Plan, as amended and
                                    restated on February 24, 1997

                  10.8(1)*          1993 Director Stock Option Plan
                  10.9(1)*          Employee Stock Purchase Plan
                  10.10(4)*         1994 Long Term Stock Option Plan, as amended
                                    and restated on February 24, 1997
                  10.11(2)          Forms of Master Client Agreement
                  10.12(1)          Commitment Letter dated July 16, 1993 from
                                    The Bank of New York
                  10.13(1)          Indemnification Agreement dated April 16,
                                    1993 by and among the Registrant, Cognizant
                                    (as successor to the Dun & Bradstreet
                                    Corporation) and the Information
                                    Partners Capital Fund
                  10.15 (3)         Commitment Letter dated September 30, 1996
                                    from Chase Manhattan Bank
                  10.16(4)*         1996 Long Term Stock Option Plan, as amended
                                    and restated on February 24, 1997
                  10.17*            Promissory Note from Manuel A. Fernandez
                                    dated June 4, 1997
                  10.18*            Promissory Note from William T. Clifford
                                    dated June 4, 1997
                  10.19*            Promissory Note from E. Follett Carter dated
                                    June 4, 1997
                  10.20*            Promissory Note from John F. Halligan dated
                                    June 4, 1997
                  10.21*            Employment Agreement by and between
                                    Manuel A. Fernandez and Gartner Group, Inc.
                                    as of April 1, 1997
                  11.1              Computation of Net Income per Common Share
                  13.1              Annual report to stockholders
                  21.1              Subsidiaries of Registrant
                  23.1              Auditors' Report on Schedule and Consent
                  23.2              Accountants' Consent
                  23.3              Report of Independent Accountants
                  23.4              Report of Independent Accountants on
                                    Financial Statement Schedule
                  24.1              Power of Attorney (see Signature Page)
                  27.1              Financial Data Schedules

                  * Management contract or compensation plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14(c) this report.

                  (1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 33-67576), as amended, effective October 4, 1993.

                  (2) Incorporated by reference from the Registrant's Annual Report on Form 10-K as filed on December 21, 1995.

                  (3) Incorporated by reference from the Registrant's Annual Report on Form 10-K as filed on December 17, 1996.

                  (4) Incorporated by reference from Registrant's Quarterly Report on Form10-Q as filed on August 14, 1997.

                  (5) Incorporated by reference from Registrant's Registration Statement on Form S-8 (File No. 333-35169) as filed on September 8, 1997.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the fiscal quarter ended September 30, 1997.

(c)      Exhibits

         See (a) above.

(d)      Financial Statement Schedule

         See (a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stamford, State of Connecticut, on the 12th day of December, 1997.

                                             GARTNER GROUP, INC.


                                             By:      /s/  MANUEL A. FERNANDEZ
                                                --------------------------------
                                                      Manuel A. Fernandez
                                                      Chairman of the Board and
                                                      Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

         NAME                                     TITLE                                DATE
         ----                                     -----                                ----
/s/  MANUEL A. FERNANDEZ            Director, Chairman of the Board and          December 12, 1997
------------------------            Chief Executive Officer (Principal
Manuel A. Fernandez                 Executive Officer)

/s/  JOHN F. HALLIGAN               Executive Vice President and Chief           December 12, 1997
--------------------                Financial Officer (Principal Financial
John F. Halligan                    and Accounting Officer)

/s/  MAX HOPPER                     Director                                     December 12, 1997
---------------
Max Hopper

/s/  JOHN P. IMLAY                  Director                                     December 12, 1997
------------------
John P. Imlay

/s/  STEPHEN G. PAGLIUCA            Director                                     December 12, 1997
------------------------
Stephen G. Pagliuca

/s/  DENNIS G. SISCO                Director                                     December 12, 1997
--------------------
Dennis G. Sisco

/s/  WILLIAM O. GRABE               Director                                     December 12, 1997
---------------------
William O. Grabe

/s/  ROBERT E. WEISSMAN             Director                                     December 12, 1997
-----------------------
Robert E. Weissman

By:/s/ JOHN F. HALLIGAN                                                                        December 12, 1997
   --------------------
   John F. Halligan
   Attorney-in-fact

                                EXHIBIT INDEX


                  Exhibit
                  Number            Description of Document
                  ------            -----------------------
                  3.1(a)(2)         Restated Certificate of Incorporation
                  3.1(b)(5)         Amendment dated March 18, 1996 to Restated
                                    Certificate of Incorporation
                  3.2(5)            Amended Bylaws, as of April 24, 1997
                  4.1               Article IV and V of Restated Certificate
                                    of Incorporation (see Exhibits 3.1(a)
                                    and (b))
                  4.2(1)            Form of Certificate for Common Stock
                  10.1(1)           Form of Indemnification Agreement
                  10.2(1)           Amended and Restated Registration Rights
                                    Agreement dated March 19, 1993 among the
                                    Registrant, Dun & Bradstreet Corporation and D&B Enterprises, Inc.
                  10.3(1)           Stockholder's Agreement dated as of March
                                    19, 1993 by and between the Registrant
                                    and Dun & Bradstreet Corporation
                  10.4(2)           Lease dated December 29, 1994 by and between
                                    Soundview Farms and the Registrant
                                    related to premises at 56 Top Gallant
                                    Road, 70 Gatehouse Road, and 88 Gatehouse
                                    Road, Stamford, Connecticut
                  10.5              Lease dated May 16, 1997 by and between
                                    Soundview Farms and the Registrant
                                    related to premises at 56 Top Gallant
                                    Road, 70 Gatehouse Road, 88 Gatehouse
                                    Road and 10 Signal Road, Stamford,
                                    Connecticut (amendment to lease dated
                                    December 29, 1994, see exhibit 10.4)
                  10.6(1)*          Long Term Incentive Plan (Tenure Plan),
                                    including form of Employee Stock Purchase
                                    Agreement
                  10.7(4)*          1991 Stock Option Plan, as amended and
                                    restated on February 24, 1997

                  10.8(1)*          1993 Director Stock Option Plan
                  10.9(1)*          Employee Stock Purchase Plan
                  10.10(4)*         1994 Long Term Stock Option Plan, as amended
                                    and restated on February 24, 1997
                  10.11(2)          Forms of Master Client Agreement
                  10.12(1)          Commitment Letter dated July 16, 1993 from
                                    The Bank of New York
                  10.13(1)          Indemnification Agreement dated April 16,
                                    1993 by and among the Registrant, Cognizant
                                    (as successor to the Dun & Bradstreet
                                    Corporation) and the Information
                                    Partners Capital Fund
                  10.15 (3)         Commitment Letter dated September 30, 1996
                                    from Chase Manhattan Bank
                  10.16(4)*         1996 Long Term Stock Option Plan, as amended
                                    and restated on February 24, 1997
                  10.17*            Promissory Note from Manuel A. Fernandez
                                    dated June 4, 1997
                  10.18*            Promissory Note from William T. Clifford
                                    dated June 4, 1997
                  10.19*            Promissory Note from E. Follett Carter dated
                                    June 4, 1997
                  10.20*            Promissory Note from John F. Halligan dated
                                    June 4, 1997
                  10.21*            Employment Agreement by and between
                                    Manuel A. Fernandez and Gartner Group, Inc.
                                    as of April 1, 1997
                  11.1              Computation of Net Income per Common Share
                  13.1              Annual report to stockholders
                  21.1              Subsidiaries of Registrant
                  23.1              Auditors' Report on Schedule and Consent
                  23.2              Accountants' Consent
                  23.3              Report of Independent Accountants
                  23.4              Report of Independent Accountants on
                                    Financial Statement Schedule
                  24.1              Power of Attorney (see Signature Page)
                  27.1              Financial Data Schedules

                  * Management contract or compensation plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14(c) this report.

                  (1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 33-67576), as amended, effective October 4, 1993.

                  (2) Incorporated by reference from the Registrant's Annual Report on Form 10-K as filed on December 21, 1995.

                  (3) Incorporated by reference from the Registrant's Annual Report on Form 10-K as filed on December 17, 1996.

                  (4) Incorporated by reference from Registrant's Quarterly Report on Form10-Q as filed on August 14, 1997.

                  (5) Incorporated by reference from Registrant's Registration Statement on Form S-8 (File No. 333-35169) as filed on September 8, 1997.