Form 10-Q
period 1997-12-31
GARTNER GROUP INC
filed 1998-02-10
CIK 749251

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     [X]              THE SECURITIES EXCHANGE ACT OF 1934.
                     FOR THE QUARTER ENDED DECEMBER 31, 1997

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

     The number of shares outstanding of the Registrant's capital stock as of December 31, 1997 was 99,097,056 shares of Common Stock, Class A.

                                TABLE OF CONTENTS


PART I                   FINANCIAL INFORMATION


     ITEM 1:             FINANCIAL STATEMENTS                                                                      Page

                         Consolidated Balance Sheets at December 31, 1997 and
                            September 30, 1997                                                                        3

                         Consolidated Statements of Operations for the Three
                            Months ended December 31, 1997 and 1996                                                   4

                         Condensed Consolidated Statements of Cash Flows for
                            the Three Months ended December 31, 1997 and 1996                                         5

                         Notes to Consolidated Financial Statements                                                   6

     ITEM 2:             MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                          7

PART II  OTHER INFORMATION

     ITEM 6:             EXHIBITS AND REPORTS ON FORM 8-K                                                             12

PART I   FINANCIAL INFORMATION
ITEM 1   Financial Statements

                               GARTNER GROUP, INC.

                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                           December 31,        September 30,
                                                                              1997                 1997
                                                                         ----------------      --------------
ASSETS
Current assets:
    Cash and cash equivalents                                                   $147,274            $142,415
    Marketable securities                                                         29,192              28,639
    Fees receivable, net                                                         216,114             205,760
    Deferred commissions                                                          19,167              23,019
    Prepaid expenses and other current assets                                     27,609              25,775
                                                                         ----------------      --------------

      Total current assets                                                       439,356             425,608

Long-term marketable securities                                                   17,952              17,691
Property, equipment and leasehold improvements, net                               44,899              44,102
Intangible assets, net                                                           136,304             132,195
Other assets                                                                      38,129              25,716
                                                                         ----------------      --------------

      Total assets                                                              $676,640            $645,312
                                                                         ================      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                       $78,982            $ 85,411
  Commissions payable                                                              7,994              16,979
  Accrued bonuses payable                                                          5,829              15,722
  Deferred revenues                                                              245,282             254,071
                                                                         ----------------      --------------

      Total current liabilities                                                  338,087             372,183
                                                                         ----------------      --------------


Long-term deferred revenues                                                        3,933               3,259

Commitments and contingencies

Stockholders' equity:
  Preferred stock                                                                      -                   -
  Common stock: $.0005 par value                                                      55                  54
  Additional paid-in capital                                                     219,313             179,017
  Cumulative translation adjustment                                              (2,289)             (1,098)
  Accumulated earnings                                                           130,782             105,138
  Treasury stock, at cost                                                       (13,241)            (13,241)
                                                                         ----------------      --------------

        Total stockholders' equity                                               334,620             269,870
                                                                         ----------------      --------------

        Total liabilities and stockholders' equity                              $676,640            $645,312
                                                                         ================      ==============

                             See accompanying notes.

                               GARTNER GROUP, INC.

                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                             For the three months ended
                                                                    December 31,
                                                        ---------------------------------
                                                             1997              1996
                                                        ----------------  ---------------
Revenues:
Advisory and measurement                                      $115,989           $92,090
Learning                                                         4,963             4,064
Other, principally consulting and conferences                   41,715            29,213
                                                        ---------------   ---------------

    Total revenues                                             162,667           125,367
                                                        ---------------   ---------------

Costs and expenses:
Cost of services and product development                        66,403            50,523
Selling, general and administrative                             48,995            39,234
Depreciation                                                     3,940             2,595
Amortization of intangibles                                      2,184             1,496
                                                        ---------------   ---------------

    Total costs and expenses                                   121,522            93,848
                                                        ---------------   ---------------

Operating income                                                41,145            31,519

Interest income, net                                             2,202             1,316
                                                        ---------------   ---------------

Income before provision for income taxes                        43,347            32,835

Provision for income taxes                                      17,703            13,793
                                                        ---------------   ---------------

Net income                                                     $25,644           $19,042
                                                        ===============   ===============

Earnings per common share:

   Basic                                                         $0.26             $0.20
   Diluted                                                       $0.25             $0.19

Weighted average common shares outstanding:
   Basic                                                        97,838            93,327
   Diluted                                                     104,412           101,951

                             See accompanying notes.

                               GARTNER GROUP, INC.

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                              For the three months ended
                                                                                     December 31,
                                                                         -------------------------------------
                                                                              1997                  1996
                                                                         ----------------      ---------------
Operating activities:
    Cash (used in) provided by operating activities                            $(10,276)               $9,161
                                                                         ----------------      ---------------

Investing activities:
     Payment for businesses acquired (excluding cash acquired)                   (6,537)                   --
     Investments in unconsolidated subsidiaries                                 (10,507)              (1,500)
     Addition of property, equipment and leasehold improvements, net             (4,359)              (2,921)
     (Purchase) sale of marketable securities, net                                 (814)                9,784
     Loans to officers                                                           (2,475)                   --
     Other investing                                                                  --                (204)
                                                                         ----------------      ---------------

      Cash (used in) provided by investing activities                           (24,692)                5,159
                                                                         ----------------      ---------------

Financing activities:
     Issuance of common stock                                                     16,165                5,174
     Tax benefits of stock transactions with employees                            24,131                7,639
                                                                         ----------------      ---------------

      Cash provided by financing activities                                       40,296               12,813
                                                                         ----------------      ---------------

Net increase in cash and cash equivalents                                          5,328               27,133
Effect of exchange rates on cash and cash equivalents                              (469)                (191)
Cash and cash equivalents, beginning of period                                   142,415               96,755
                                                                         ----------------      ---------------

Cash and cash equivalents, end of period                                        $147,274             $123,697
                                                                         ================      ===============

                             See accompanying notes.

                               GARTNER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner Group, Inc. (the "Company") on Form 10-K for the fiscal year ended September 30, 1997. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three month period ended December 31, 1997 may not be indicative of the results of operations for the remainder of fiscal 1998.


Note 2 - Loans to Officers

On December 18, 1997, with the Board of Directors approval, the Company provided additional loans totaling approximately $2.5 million to certain officers to facilitate the purchase of common stock arising out of the exercise of stock options. The loan proceeds were not used to fund the option exercise price of the common stock acquired. The loans are full recourse obligations to the officers and are also secured by shares of the Company's stock held by the officers. The loans bear interest at an annual rate of 5.6% and mature on December 17, 1999. The principal amount of the loans are included in Other Assets on the December 31, 1997 Consolidated Balance Sheet.

Note 3 - Acquisitions

On October 29, 1997, the Company acquired a 32% membership interest in Jupiter Communications, LLC ("Jupiter") for $8.0 million in cash. Jupiter is a provider of analyst-based research and strategic planning services to the consumer and Internet and interactive industry. This investment will be accounted for under the equity method.

In addition, during the first quarter of fiscal 1998, the Company completed additional acquisitions for consideration of $6.5 million in cash. These acquisitions have been accounted for under the purchase method and substantially all of the purchase price has been assigned to goodwill.

On January 30, 1998, the Company acquired all the assets and assumed the liabilities of Interpose, Inc., for $7.5 million in cash and $0.5 million in Class A Common Stock of the Company. Interpose, Inc. is a leading provider of total cost of ownership (TCO) measurement and analysis tools and training.

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

RESULTS OF OPERATIONS

The following table sets forth certain results of operations as a percentage of total revenues:

                                                            For the three months ended
                                                                  December 31,
                                                       ------------------------------------
                                                             1997              1996
                                                       ----------------    ----------------
Revenues:
Advisory and measurement                                        71.3  %             73.5  %
Learning                                                         3.1                 3.2
Other, principally consulting and conferences                   25.6                23.3
                                                       ----------------    ----------------

    Total revenues                                                                 100.0
                                                               100.0
                                                       ----------------    ----------------

Costs and expenses:
Cost of services and product development                        40.8                40.3
Selling, general and administrative                             30.1                31.3
Depreciation                                                     2.4                 2.1
Amortization of intangibles                                      1.3                 1.2
                                                       ----------------    ----------------

   Total costs and expenses                                     74.7                74.9
                                                       ----------------    ----------------

Operating income                                                25.3                25.1

Interest income, net                                             1.4                 1.1
                                                       ----------------    ----------------

Income before provision for income taxes                        26.6                26.2

Provision for income taxes                                      10.9                11.0
                                                       ----------------    ----------------

Net income                                                      15.8  %             15.2  %
                                                       ================    ================

TOTAL REVENUES increased 30% to $162.7 million for the first quarter of fiscal 1998 from $125.4 million for the first quarter of fiscal 1997. This growth consisted of a 26% increase in advisory (excluding consulting) and measurement services, a 22% increase in learning revenue and a 43% increase in other revenue (principally from consulting services and conferences). Advisory and measurement services encompass services which, on an ongoing basis, highlight industry developments, review new products and technologies, provide quantitative market research, analyze industry trends within a particular technology or market sector and provide comparative analysis of the information technology operations of organizations. Learning represents technology-based training products and related services. The Company enters into annual renewable contracts for advisory and measurement services and learning products ("AML"). Revenues from advisory and measurement services as well as learning are recognized as services and products are delivered, and as the Company's obligation to the client is completed over the contract period. The increase in AML revenues reflects the combined successes of increased penetration of the existing client base, investments in overseas distribution and incremental revenue from current and prior year acquisitions.

Contract value increased 37% to $519.7 million at December 31, 1997 versus $380.0 million at December 31, 1996. The Company believes that contract value, which is calculated as the annualized value of all advisory, measurement and learning contracts in effect at a given point in time, without regard to the duration of the contracts outstanding at such time, is a significant measure of the Company's volume of business. Historically, a substantial portion of client companies have renewed these services and products for an equal or higher level of total value each year, and annual revenues from these services in any fiscal year have approximated contract value at the beginning of the fiscal year. As of December 31, 1997, 85% of the Company's clients had renewed one or more services in the last twelve months. However, this renewal rate is not necessarily indicative of the rate of retention of the Company's revenue base, and contract value at any time may not be indicative of future AML revenues or cash flows if the rate of renewal of contracts, or the timing of new business were to significantly change during the following twelve months compared to historic patterns. Total deferred revenues of $249.2 million and $257.3 million at December 31, 1997 and September 30, 1997, respectively, as presented in the Company's Consolidated Balance Sheets, represent unamortized revenues from AML services and products plus unamortized revenues of certain other products and services not included in AML services and products. Deferred revenues do not directly correlate to contract value as of the same date, since contract value represents an annualized value of all outstanding contracts without regard to the duration of such contracts, and deferred revenue represents unamortized revenue remaining on all outstanding contracts including AML and certain other services and products not included in AML revenue.

Other revenues for the first quarter of fiscal 1998 increased 43% to $41.7 million compared to $29.2 million for the first quarter of fiscal 1997. Other revenues consist principally of revenues from consulting engagements and conferences. The increase of $12.5 million for the first quarter of fiscal 1998 over the first quarter of fiscal 1997 was primarily due to increased revenues from the Company's Symposia conferences and ITxpo exhibition events held annually during the first quarter of the fiscal year. Consulting services also contributed to the revenue growth for the first quarter of 1998 compared to the first quarter of 1997 as a result of the expansion of consulting services to new geographic regions and incremental revenue from fiscal 1997 and 1998 acquisitions.

OPERATING INCOME rose 31% to $41.1 million, for the first quarter of fiscal 1998, from $31.5 for the first quarter of fiscal 1997. Operating income has increased reflecting continued revenue growth coupled with controlled spending that has allowed the Company to gain economies of scale through the leveraging of its resources (additional revenues have been generated using essentially the same resources) while investing in both the Learning business as well as global product and distribution expansion. Although Datapro Information Services, Inc. ("Datapro"), which was acquired in August 1997, had an adverse effect on first quarter operating margins due to costs associated with the initial stages of integration, operating income as a percent of revenues increased to 25.3% for the first quarter of 1998 from 25.1% for the first quarter of 1997. The effect of fluctuations in foreign exchange rates did not have a significant impact on operating income during the first quarter of fiscal 1998.

While costs and expenses increased to $121.5 million in the first quarter of fiscal 1998 from $93.8 million in the first quarter of fiscal 1997, such costs have remained a consistent 75% of total revenues. The increase in cost of services and product development expenses to $66.4 million for the first quarter of fiscal 1998 from $50.5 million for the first quarter of fiscal 1997 reflects the need to provide additional support to the growing client base, including investment in product development costs (particularly for technology-based training products) and costs associated with conferences. Selling, general and administrative expenses, which were $49.0 million and $39.2 million for the first quarter of fiscal 1998 and 1997, respectively, increased as a result of the Company's continuing expansion of worldwide distribution channels and resulting commissions earned on the revenue generated and due to additional selling and marketing costs associated with acquisitions. Although the Company has added general and administrative resources to support the growing revenue base, and has incurred additional costs associated with the general and administrative expenses of acquired companies, it has benefited from economies of scale and leveraging of its general and administrative staff and facilities. Consequently, selling, general and administrative expenses were 30% of total revenues for the first quarter of fiscal 1998 as compared to 31% for the same period in the prior fiscal year.

Depreciation expense increased to $3.9 million for the first quarter of fiscal 1998 from $2.6 million for the first quarter of 1997 due primarily to capital spending required to support business growth. Amortization of intangibles increased by $0.7 million for the first quarter of fiscal 1998 as compared to the same period in fiscal 1997, reflecting primarily goodwill associated with fiscal 1997 acquisitions.

INTEREST INCOME, NET was $2.2 million for the first quarter of fiscal 1998, up from $1.3 million from the first quarter of fiscal 1997. This improvement resulted from interest income accumulating on the Company's total cash, cash equivalents and marketable securities ($194.4 million at December 31, 1997, versus $147.0 million at December 31, 1996 and $188.7 million at September 30,
1997) and changes in the mix to long-term investments which generally have higher interest yields.

PROVISION FOR INCOME TAXES increased to $17.7 million in the first quarter of fiscal 1998, compared to $13.8 million for the first quarter fiscal 1997. The effective tax rate for the first quarter of fiscal 1998 was 41%, a decrease from 42% for the same period last fiscal year. The decrease in the effective tax rate is due to on-going tax planning initiatives.

DILUTED EARNINGS PER COMMON SHARE increased 32% to 25 cents per common share for the first quarter of fiscal 1998, compared to 19 cents for the first quarter of fiscal 1997. Basic earnings increased 30% to 26 cents per common share for the first quarter of fiscal 1998 from 20 cents for the first quarter of fiscal 1997.

QUARTERLY OPERATING INCOME TRENDS. Historically, the Company has realized significant renewals and growth in contract value at the end of quarters. The fourth quarter of the fiscal year typically is the fastest growth quarter for contract value and the first quarter of the fiscal year typically represents the slowest growth quarter as it is the quarter in which the largest amount of contact renewals are due. As a result of the quarterly trends in contract value and overall business volume, fees receivable, deferred revenues, deferred commissions and commissions payable reflect this activity and typically show substantial increases at quarter end, particularly at fiscal year end. All contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All contracts are non-cancelable and non-refundable, except for government contracts which have a 30-day cancellation clause, but which have not produced material cancellations to date. The Company's policy is to record at the time of signing of an AML contract the entire amount of the contract billable as deferred revenue and fees receivable. The Company also records the related commission obligation upon the signing of the contract and amortizes the corresponding deferred commission expense over the contract period in which the related AML revenues are earned and amortized to income.

Historically, AML revenues have increased significantly in the first quarter of the ensuing fiscal year over the immediately preceding quarter and other revenues have increased similarly due to annual conferences and exhibition events held in the first quarter. Additionally, operating income margin (operating income as a percentage of total revenues) typically improves in the first quarter of the fiscal year versus the immediately preceding quarter. The operating income margin improvement in the first quarter of the fiscal year is due to the increase in operating income generated on the first quarter Symposia and ITxpo exhibition events plus an increase in AML revenue upon which the Company is able to further leverage its selling, general and administrative expenses. The Company does not expect the operating income improvement realized in the first quarter of fiscal 1998 to be as significant in the next three quarters of this fiscal year as the operating income margins on the ITxpo event in the first fiscal quarter are higher than on conferences and other events held later in the fiscal year. Therefore, the operating income for the first quarter of fiscal 1998 may not be indicative of the quarterly operating income results for the remainder of fiscal 1998.

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

The Company has expanded its presence in the technology-based training industry. The success of the Company in the technology-based training industry will depend on its ability to compete with vendors of these products and services which include a range of education and training specialists, hardware and system manufacturers, software vendors, system integrators, dealers, value-added resellers and network/communications vendors, certain of whom have significantly greater product breadth and market presence in the technology-based training sector. There can be no assurance that the Company will be able to provide products that compare favorably with new competitive products or that competitive pressures will not require the Company to reduce prices. Future success will also depend on the Company's ability to develop new training products that are released timely with the introductions of the underlying software products.

The Year 2000 Issue exists as the result of many computer systems and applications using two digit date fields rather than four to define the applicable year. As the century change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. The Company has assessed and continues to assess the impact of the Year 2000 on its operations. The Company believes, based upon its internal reviews and other factors, that there will be no interruption of operations and the future external and internal costs to be incurred relating to the modification of internal use software for the Year 2000 will not have a material effect on the Company's results of operations or financial position. Additionally, computer software products sold by the Company are Year 2000 compliant.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition remains very strong. As of December 31, 1997, total cash and cash equivalents and marketable securities (including both current and long-term maturities) totaled $194.4 million, an increase from $188.7 million at September 30, 1997. Cash used in operating activities totaled $10.3 million for the first three months of fiscal 1998 (compared to $9.2 million provided for the first three months of fiscal 1997) reflecting primarily the impact of increased revenues and operating margins and related changes in the balance sheet accounts offset primarily by the payment of fiscal 1997 commission and bonus payable totaling approximately $32.7 million and a $24.1 million non-cash reduction in the corporate income tax liability due to tax benefits received on stock transactions with employees. Cash used in investing activities was $24.7 million for the first three months of fiscal 1998 (compared to $5.2 million of cash provided for the first three months of fiscal 1997) primarily due to the acquisition of consolidated and unconsolidated subsidiaries. During the first quarter of fiscal 1998 the Company made a 32% equity investment for $8.0 million in cash in Jupiter Communications, LLC ("Jupiter"), a provider of analyst-based research and strategic planning services to the consumer Internet and interactive industry. Cash provided by financing activities totaled $40.3 million for the three months ended December 31, 1997 (compared to $12.8 million of cash provided for the three months ended December 31, 1996) and resulted primarily from a $24.1 million non-cash increase in additional paid-in capital for tax benefits received from stock transactions with employees and $16.2 million from the issuance of common stock upon the exercise of employee stock options. The tax benefit of stock transactions with employees is due to a reduction in the corporate income tax liability based on an imputed compensation deduction equal to employees' gain upon the exercise of stock options at an exercise price below fair market. As additional stock options have become exercisable each fiscal year under the Company's stock option plans, both the volume of option exercises and gains on these exercises have increased, thereby resulting in significant tax benefits being received in the first quarter of fiscal 1998 and 1997.

The effect of exchange rates reduced cash and cash equivalents by $0.5 million through the three months ended December 31, 1997, and was due to the strengthening of the U.S. dollar versus certain foreign currencies. The Company has available two unsecured credit lines, with The Bank of New York and Chase Manhattan Bank for $5.0 million and $25.0 million, respectively. These lines may be canceled by the banks at any time without prior notice or penalty. Additionally, the Company issues letters of credit in the ordinary course of business. The Company had outstanding letters of credit with Chase Manhattan Bank of approximately $4.0 million and $2.0 million with The Bank of New York at December 31, 1997. The Company currently has no material capital commitments. The Company believes that its current cash balances and marketable securities, together with cash anticipated to be provided by operating activities and borrowings available under the existing lines of credit, will be sufficient for the expected short-term and foreseeable long-term cash needs of the Company, including possible acquisitions.

PART II  OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibit Number            Description of Document

          10.22                 Promissory Note from Manuel A. Fernandez dated December 18, 1997
          10.23                 Promissory Note from William Clifford dated December 18, 1997
          10.24                 Promissory Note from John F. Halligan dated December 18, 1997
          10.25                 Promissory Note from E. Follett Carter dated December 18, 1997
          11.1                  Computation of Basic and Diluted Earnings per Common Share
          27.1                  Financial Data Schedule

(b) No reports on Form 8-K were filed by the Registrant during the fiscal quarter ended December 31, 1997.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Gartner Group, Inc.
                                                    ----------------------------

Date    February 10, 1998                           /s/ John F. Halligan
                                                    ----------------------------
                                                    John F. Halligan
                                                    Executive Vice President
                                                    and Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)