Form 10-Q
period 1998-03-31
GARTNER GROUP INC
filed 1998-05-08
CIK 749251

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [X]           THE SECURITIES EXCHANGE ACT OF 1934.
                        FOR THE QUARTER ENDED MARCH 31, 1998

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


   Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    YES /X/ NO / /.

   The number of shares outstanding of the Registrant's capital stock as of March 31, 1998 was 100,661,290 shares of Common Stock, Class A.

                                TABLE OF CONTENTS


PART I           FINANCIAL INFORMATION


   ITEM 1:       FINANCIAL STATEMENTS                                          Page
                 Consolidated Balance Sheets at March 31, 1998 and
                    September 30, 1997                                           3

                 Consolidated Statements of Operations for the Three and
                    Six Months ended March 31, 1998 and 1997                     4

                 Condensed Consolidated Statements of Cash Flows for
                    the Six Months ended March 31, 1998 and 1997                 5

                 Notes to Consolidated Financial Statements                      6

   ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS             7

PART II          OTHER INFORMATION

   ITEM 2:       CHANGES IN SECURITIES AND USES OF PROCEEDS                      12

   ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K                                12

PART I           FINANCIAL INFORMATION
Item 1           Financial Statements

                               GARTNER GROUP, INC.

                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                           March 31,      September 30,
                                                             1998             1997
                                                          ---------        ---------
ASSETS
Current assets:
    Cash and cash equivalents                             $ 138,694        $ 142,415
    Marketable securities                                    43,803           28,639
    Fees receivable, net                                    243,590          205,760
    Deferred commissions                                     17,580           23,019
    Prepaid expenses and other current assets                30,556           25,775
                                                          ---------        ---------
      Total current assets                                  474,223          425,608

Long-term marketable securities                              34,487           17,691
Property, equipment and leasehold improvements, net          48,903           44,102
Intangible assets, net                                      139,351          132,195
Other assets                                                 54,420           25,716
                                                          ---------        ---------
      Total assets                                        $ 751,384        $ 645,312
                                                          =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                $  82,458        $  85,411
  Commissions payable                                        11,178           16,979
  Accrued bonuses payable                                     6,576           15,722
  Deferred revenues                                         269,752          254,071
                                                          ---------        ---------
      Total current liabilities                             369,964          372,183
                                                          ---------        ---------

Long-term deferred revenues                                   3,111            3,259

Commitments and contingencies

Stockholders' equity:
  Preferred stock                                              --               --
  Common stock: $.0005 par value                                 56               54
  Additional paid-in capital                                243,342          179,017
  Cumulative translation adjustment                          (2,731)          (1,098)
  Accumulated earnings                                      150,881          105,138
  Treasury stock, at cost                                   (13,239)         (13,241)
                                                          ---------        ---------
        Total stockholders' equity                          378,309          269,870
                                                          ---------        ---------
        Total liabilities and stockholders' equity        $ 751,384        $ 645,312
                                                          =========        =========


                             See accompanying notes.

                               GARTNER GROUP, INC.

                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                  For the three months ended     For the six months ended
                                                           March 31,                      March 31,
                                                    -----------------------       -----------------------
                                                      1998           1997           1998           1997
                                                    --------       --------       --------       --------
Revenues:
Advisory and measurement                            $121,533       $ 96,048        237,522       $188,138
Learning                                               4,980          5,137          9,943          9,201
Other, principally consulting and conferences         23,052         17,940         64,767         47,153
                                                    --------       --------       --------       --------
    Total revenues                                   149,565        119,125        312,232        244,492
                                                    --------       --------       --------       --------

Costs and expenses:
Cost of services and product development              52,158         45,282        118,561         95,805
Selling, general and administrative                   50,526         40,060         99,521         79,294
Acquisition-related charge                             6,294           --            6,294           --
Nonrecurring charges                                   2,819           --            2,819           --
Depreciation                                           4,264          2,657          8,204          5,252
Amortization of intangibles                            2,421          1,506          4,605          3,002
                                                    --------       --------       --------       --------
    Total costs and expenses                         118,482         89,505        240,004        183,353
                                                    --------       --------       --------       --------
Operating income                                      31,083         29,620         72,228         61,139
Interest income, net                                   2,449          1,754          4,651          3,070
                                                    --------       --------       --------       --------
Income before provision for income taxes              33,532         31,374         76,879         64,209

Provision for income taxes                            13,433         13,174         31,136         26,967

                                                    --------       --------       --------       --------
Net income                                          $ 20,099       $ 18,200       $ 45,743       $ 37,242
                                                    ========       ========       ========       ========

Earnings per common share:

   Basic                                            $   0.20       $   0.19       $   0.46       $   0.40
   Diluted                                          $   0.19       $   0.18       $   0.43       $   0.37

Weighted average common shares outstanding:

   Basic                                              99,516         94,260         98,996         93,793
   Diluted                                           105,486        101,823        105,209        101,750


                             See accompanying notes.

                               GARTNER GROUP, INC.

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                             For the six months ended
                                                                                    March 31,
                                                                            --------------------------
                                                                              1998             1997
                                                                            ---------        ---------
Operating activities:
    Cash provided by operating activities                                   $  12,304        $  41,214
                                                                            ---------        ---------

Investing activities:
     Payment for businesses acquired (excluding cash acquired)                (16,398)          (4,762)
     Additions of property, equipment and leasehold improvements, net         (11,309)          (8,452)
     Marketable securities (purchased) sold, net                              (31,960)           3,356
     Investments in unconsolidated subsidiaries                               (17,024)          (6,486)
     Loans to officers                                                         (2,475)            --
     Other investing                                                             --                101
                                                                            ---------        ---------
      Cash used in  investing activities                                      (79,166)         (16,243)
                                                                            ---------        ---------

Financing activities:
     Issuance of common stock                                                  28,915           10,902
     Sale of treasury stock                                                         2              176
     Tax benefits of stock transactions with employees                         34,912           12,582
                                                                            ---------        ---------
      Cash provided by financing activities                                    63,829           23,660
                                                                            ---------        ---------

Net (decrease) increase in cash and cash equivalents                           (3,033)          48,631
Effects of foreign exchange rates on cash and cash equivalents                   (688)          (1,897)
Cash and cash equivalents, beginning of period                                142,415           96,755
                                                                            ---------        ---------
Cash and cash equivalents, end of period                                    $ 138,694        $ 143,489
                                                                            =========        =========


                             See accompanying notes.

                               GARTNER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner Group, Inc. (the "Company") on Form 10-K for the fiscal year ended September 30, 1997. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three and six month periods ended March 31, 1998 may not be indicative of the results of operations for the remainder of fiscal 1998.

Note 2 - Nonrecurring Charges

In the second quarter of fiscal 1998, the Company recorded nonrecurring charges, primarily consisting of relocation and severance costs, totaling approximately $2.8 million related to the Company's relocation of certain accounting and order processing operations from Stamford, Connecticut to a new financial services center in Ft. Myers, Florida.

Note 3 - Acquisitions

In January 1998, the Company acquired all the assets and assumed the liabilities of Interpose, Inc. ("Interpose"), for $7.5 million in cash and $0.5 million in Class A Common Stock of the Company. Interpose is a leading provider of total cost of ownership (TCO) measurement and analysis tools and training. The acquisition was accounted for by the purchase method, and the purchase price has been allocated to the assets acquired and liabilities assumed, based upon estimated fair values at the date of acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was $7.5 million. Of such amount, $6.3 million was expensed at acquisition as purchased in-process research and development costs and is reflected as the acquisition-related charge in the Consolidated Statement of Operations for the period ended March 31, 1998.

In March 1998, the Company made an investment in International Computer Security Association, Inc. ("ICSA") for approximately $5.2 million. ICSA provides Internet security services and a methodology to provide continuous security assurance. The transaction was accounted for on the cost method and is included in Other assets in the Consolidated Balance Sheets.

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


RESULTS OF OPERATIONS

The following table sets forth certain results of operations as a percentage of total revenues:

                                                 For the three months ended   For the six months ended
                                                         March 31,                   March 31,
                                                    --------------------        --------------------
                                                     1998          1997          1998          1997
                                                    ------        ------        ------        ------
Revenues:
Advisory and measurement                              81.3%         80.6%         76.1%         77.0%
Learning                                               3.3           4.3           3.2           3.7
Other, principally consulting and conferences         15.4          15.1          20.7          19.3
                                                    ------        ------        ------        ------
    Total revenues                                   100.0         100.0         100.0         100.0
                                                    ------        ------        ------        ------

Costs and expenses:
Cost of services and product development              34.9          38.0          38.0          39.2
Selling, general and administrative                   33.8          33.6          31.9          32.4
Acquisition-related charge                             4.2          --             2.0          --
Nonrecurring charges                                   1.9          --             0.9          --
Depreciation                                           2.8           2.2           2.6           2.2
Amortization of intangibles                            1.6           1.3           1.5           1.2
                                                    ------        ------        ------        ------
   Total costs and expenses                           79.2          75.1          76.9          75.0
                                                    ------        ------        ------        ------
Operating income                                      20.8          24.9          23.1          25.0

Interest income, net                                   1.6           1.5           1.5           1.2
                                                    ------        ------        ------        ------

Income before provision for income taxes              22.4          26.4          24.6          26.2

Provision for income taxes                             9.0          11.1          10.0          11.0
                                                    ------        ------        ------        ------

Net income                                            13.4%         15.3%         14.6%         15.2%
                                                    ======        ======        ======        ======


TOTAL REVENUES increased 26% to $149.6 million for the second quarter of fiscal 1998 from $119.1 million for the second quarter of fiscal 1997. For the six months ended March 31, 1998, total revenues were $312.2 million, up 28% from $244.5 million for the same period last fiscal year. The Company enters into annual renewable contracts for advisory (excluding consulting) and measurement services and learning products ("AML"). Advisory and measurement services encompass services which, on an ongoing basis, highlight industry developments, review new products and technologies, provide quantitative market research, analyze industry trends within a particular technology or market sector and provide comparative analysis of the information technology operations of organizations. Learning represents technology-based training products and related services. Revenues from advisory and measurement services as well as learning are recognized as services and products are delivered, and as the Company's obligation to the client is completed over the contract period. Revenues from advisory and measurement services increased by 27% to $121.5 million from $96.0 million for the second quarter of fiscal 1997. Revenues from advisory and measurement services increased 26% to $237.5 million for the six months ended March 31, 1998, compared to $188.1 million for the same period in the prior fiscal year. The increase in revenues from advisory and measurement services reflects a combination of increased penetration of the existing client base, investments in overseas distribution, global product expansion and incremental revenue from current and prior year acquisitions. Learning revenues for the second quarter of fiscal 1998 decreased 3% to $5.0 million compared to $5.1 million for the second quarter of fiscal 1997. For the six months ended March 31, 1998, learning revenues were $9.9 million, up 8% from $9.2 million for the same period in 1997. The decrease in learning revenues for the three months ended March 31, 1998 versus the same quarter last fiscal year is due primarily to the repositioning of the sales distribution channel to a dedicated learning products and services sales force.

Contract value increased 33% to $534.7 million at March 31, 1998 versus $403.0 million March 31, 1997. The Company believes that contract value, which is calculated as the annualized value of all AML contracts in effect at a given point in time, without regard to the duration of the contracts outstanding at such time, is a significant measure of the Company's volume of business. Historically, a substantial portion of client companies have renewed these services and products for an equal or higher level of total value each year, and annual revenues from these services in any fiscal year have approximated contract value at the beginning of the fiscal year. As of March 31, 1998, 85% of the Company's clients had renewed one or more services in the last twelve months. However, this renewal rate is not necessarily indicative of the rate of retention of the Company's revenue base, and contract value at any time may not be indicative of future AML revenues or cash flows if the rate of renewal of contracts, or the timing of new business, were to significantly change during the following twelve months compared to historic patterns. Total deferred revenues of $272.9 million and $257.3 million at March 31, 1998 and September 30, 1997, respectively, as presented in the Company's Consolidated Balance Sheets, represent unamortized revenues from AML services and products plus unamortized revenues of certain other business products and services not included in AML services and products. Deferred revenues do not directly correlate to contract value as of the same date, since contract value represents an annualized value of all outstanding contracts without regard to the duration of such contracts, and deferred revenue represents unamortized revenue remaining on all outstanding contracts including AML and certain other services and products not included in AML revenue.

Other revenues for the second quarter of fiscal 1998 increased 29% to $23.1 million compared to $17.9 million for the second quarter of fiscal 1997. For the six months ended March 31, 1998, other revenues were $64.8 million, up 37% from $47.2 million for the same period in the prior fiscal year. Other revenues consist principally of revenues from consulting engagements and conferences. The increase of $5.1 million for the second quarter of fiscal 1998 over the second quarter of fiscal 1997 was primarily a result of the expansion of consulting services to new geographic regions. Revenues from the Company's Symposia conferences and ITxpo exhibition events held annually during the first quarter of the fiscal year also contributed to the growth of other revenues for the six months ended March 31, 1998.

OPERATING INCOME increased 5% to $31.1 million, or 21% of total revenues, for the second quarter of fiscal 1998, from $29.6 million, or 25% of total revenues, for the second quarter of fiscal 1997. Operating income was $72.2 million for the six months ended March 31, 1998, an increase of 18% over the $61.1 million for the same period in fiscal 1997. Excluding the acquisition-related charge of $6.3 million and the nonrecurring charges of $2.8 million in the second quarter of fiscal 1998, operating income for the three months and six months ended March 31, 1998 increased 36% and 33%, respectively, over the same periods in the prior fiscal year.

Costs and expenses, excluding the acquisition-related charge and nonrecurring charges, increased to $109.4 million in the second quarter of fiscal 1998 from $89.5 million in the second quarter of fiscal 1997. Year to date total costs and expenses, excluding the acquisition-related charge and nonrecurring charges, were $230.9 million compared to $183.4 million for the same period last fiscal year. The increase in costs and expenses over the prior fiscal year for both the three and six month period ended March 31, 1998, primarily reflects an increase in staffing to support the advisory, measurement and consulting services and incremental costs associated with conferences. Cost of services and product development expenses were $52.2 million and $45.3 million for the second quarter of fiscal 1998 and 1997, respectively, and $118.6 million and $95.8 million for the six months ended March 31, 1998 and 1997, respectively. Costs of services and product development continued to increase, but decreased as a percentage of total revenue, due to continued economies of scale and management's ability to control discretionary spending and variable costs linked to financial performance. Selling, general and administrative expenses, which were $50.5 million and $40.1 million for the second quarter of fiscal 1998 and 1997, respectively, and $99.5 million and $79.3 million for the six months ended March 31, 1998 and 1997, respectively, increased as a result of the Company's continuing expansion of worldwide distribution channels and additional general and administrative resources needed to support the growing revenue base. During the second quarter of fiscal 1998, the Company incurred an acquisition-related charge from a $6.3 million write-off of purchased in-process research and development costs in connection with the acquisition of Interpose, Inc. and $2.8 million in nonrecurring charges related to the Company's relocation of certain accounting and order processing functions from Stamford, Connecticut to a new financial service center in Ft. Myers, Florida.

Depreciation expense for the second quarter of fiscal 1998 increased to $4.3 million compared to $2.7 million for the second quarter of fiscal 1997. For the six months ended March 31, 1998 depreciation expense increased to $8.2 million compared to $5.3 million for the same period in the prior fiscal year. The increases were the result of capital spending required to support business growth in the prior and current fiscal year.

Amortization expense for the second quarter of fiscal 1998 increased to $2.4 million compared to $1.5 million for the second quarter of fiscal 1997. For the six months ended March 31, 1998 amortization expense increased to $4.6 million compared to $3.0 million for the same period in the prior fiscal year. The increases were due primarily to goodwill associated with recent acquisitions.

INTEREST INCOME, NET was $2.4 million for the second quarter of fiscal 1998, up from $1.8 million for the second quarter of fiscal 1997. For the six months ended March 31, 1998 and 1997, interest income, net was $4.6 million and $3.1 million, respectively. This increase resulted from cash made available from continuing operations, interest income accumulating on the Company's total cash, cash equivalents and marketable securities ($217.0 million at March 31, 1998, versus $194.4 million at March 31, 1997 and $188.7 million at September 30,
1997) and changes in the mix to long-term investments which generally have higher interest yields.

PROVISION FOR INCOME TAXES was essentially unchanged at $13.4 million in the second quarter of fiscal 1998, compared to $13.2 million for the second quarter fiscal 1997. The effective tax rate for the second quarter and year to date fiscal 1998 was approximately 40% and 41%, respectively, a decrease from 42% for the same periods in the prior fiscal year. The decrease in the effective tax rate is primarily the result of on-going tax planning initiatives.

DILUTED EARNINGS PER COMMON SHARE increased 6% to 19 cents per common share for the second quarter of fiscal 1998, compared to 18 cents per common share for the second quarter of fiscal 1997. For the six months ended March 31, 1998 and 1997 diluted earnings per common share were 43 cents per common share and 37 cents per common share, respectively, an increase of 16%. Excluding the impact of the acquisition-related charge, diluted earnings per share were 23 cents per common share for the second quarter and 47 cents per common share for the six months ended March 31, 1998. Basic earnings per common share increased 5% to 20 cents per common share for the second quarter of fiscal 1998 from 19 cents for the second quarter of fiscal 1997. Basic earnings per common share increased 15% to 46 cents per common share from 40 cents per common share for the six months ended March 31, 1998 and 1997, respectively.

QUARTERLY OPERATING INCOME TRENDS. Historically, the Company has realized significant renewals and growth in contract value at the end of quarters. The fourth quarter of the fiscal year typically is the fastest growth quarter for contract value, as it is the quarter in which the largest amount of contact renewals are due, and the first quarter of the fiscal year typically represents the slowest growth quarter. As a result of the quarterly trends in contract value and overall business volume, fees receivable, deferred revenues, deferred commissions and commissions payable reflect this activity and typically show substantial increases at quarter end, particularly at fiscal year end. All AML contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All contracts are non-cancelable and non-refundable, except for government contracts which have a 30-day cancellation clause, but which have not produced material cancellations to date. The Company's policy is to record at the time of signing of an AML contract the entire amount of the contract billable as deferred revenue and fees receivable. The Company also records the related commission obligation upon the signing of the contract and amortizes the corresponding deferred commission expense over the contract period in which the related AML revenues are earned and amortized to income.

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

Operating income margin in the second quarter is typically consistent with the first quarter and reflects the higher operating margins of AML services resulting from renewal activity at the end of December. In the current year, management's ability to control costs favorably impacted operating margin. Operating income margin generally is not as high in the third and fourth quarters of the fiscal year compared to the first and second quarters. Additionally, the Company historically does not increase its level of spending until after the first quarter of the fiscal year, when the rate of growth in revenues and contract value becomes known. As a result, growth in operating expenses has typically lagged behind growth in revenues within a given year, and operating income margin has generally been higher in the earlier quarters of the fiscal year.

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

The Company has expanded its presence in the technology-based training industry. The success of the Company in the technology-based training industry will depend on its ability to develop new and expand existing distribution channels, compete with vendors of these products and services which include a range of education and training specialists, internal training departments, hardware and system manufacturers, software vendors, system integrators, dealers, value-added resellers and network/communications vendors, certain of whom have significantly greater product breadth and market presence in the technology-based training sector. There can be no assurance that the Company will be able to provide products that compare favorably with new competitive products or that competitive pressures will not require the Company to reduce prices. Future success will also depend on the Company's ability to develop new training products that are released timely with the introductions of the underlying software products.

The Year 2000 Issue exists as the result of many computer systems and applications using two digit date fields rather than four to define the applicable year. As the century change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. The Company has assessed and continues to assess the impact of the Year 2000 on its operations. The Company believes, based upon its internal reviews and other factors, that there will be no interruption of operations and the future external and internal costs to be incurred relating to the modification of internal use software for the Year 2000 will not have a material effect on the Company's results of operations or financial position. Additionally, the Company has implemented a plan to assure that all computer software products sold by the Company will operate after December 31, 1999 without any material date-related defects or substantial changes in functionality. The cost to accomplish this is not expected to be material.


LIQUIDITY AND CAPITAL RESOURCES

The Company's continued focus on revenue and operating margin improvement has contributed to its ability to continue building cash and utilizing it to make strategic investments and acquisitions. As of March 31, 1998, total cash and cash equivalents and marketable securities (including both current and long-term maturities) increased to $217.0 million from $188.7 million at September 30, 1997. Cash provided by operating activities totaled $12.3 million for the first six months of fiscal 1998 (compared to $41.2 million provided for the first six months of fiscal 1997) reflecting primarily the impact of increased revenues and operating margins and related changes in the balance sheet accounts, offset primarily by a $34.9 million non-cash reduction in the corporate income tax liability due to tax benefits received on stock transactions with employees. Cash used in investing activities was $79.2 million for the first six months of fiscal 1998 (compared to $16.2 million of cash used in the first six months of fiscal 1997) due primarily to the purchase of marketable securities of $32.0 million, the payment for businesses acquired of $16.4 million and investments in unconsolidated subsidiaries of $17.0 million. Cash provided by financing activities totaled $63.8 million for the six months ended March 31, 1998 (compared to $23.7 million of cash provided for the six months ended March 31, 1997) and resulted primarily from a $34.9 million non-cash increase in additional paid-in capital for tax benefits received from stock transactions with employees and $28.9 million from the issuance of common stock upon the exercise of employee stock options. The tax benefit of stock transactions with employees is due to a reduction in the corporate income tax liability based on an imputed compensation deduction equal to employees' gain upon the exercise of stock options at an exercise price below fair market. As additional stock options have become exercisable each fiscal year under the Company's stock option plans, both the volume of option exercises and gains on these exercises have increased, thereby resulting in significant tax benefits being received in the six months ended March 31, 1998.

The effect of exchange rates reduced cash and cash equivalents by $0.7 million through the six months ended March 31, 1998, and was due to the strengthening of the U.S. dollar versus certain foreign currencies. The Company has available two unsecured credit lines, with The Bank of New York and Chase Manhattan Bank for $5.0 million and $25.0 million, respectively. These lines may be canceled by the banks at any time without prior notice or penalty. Additionally, the Company issues letters of credit in the ordinary course of business. The Company had outstanding letters of credit with Chase Manhattan Bank of approximately $4.0 million and $2.0 million with The Bank of New York at March 31, 1998. The Company currently has no material capital commitments. The Company believes that its current cash balances and marketable securities, together with cash anticipated to be provided by operating activities and borrowings available under the existing lines of credit, will be sufficient for the expected short-term and foreseeable long-term cash needs of the Company, including possible acquisitions.


PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On January 30, 1998, the Company issued 13,746 shares of Class A Common Shares as partial consideration for the assets of Interpose, Inc., as more fully described in Note 2 to the Notes for the Consolidated Financial Statements. The securities were not registered under the Securities Act of 1933 as amended (the "Act"), in reliance on the exemption from registration provided by Rule 506 under the Act and Section 4(2) of the Act.


Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibit Number   Description of Document
      10.7              Gartner Group, Inc. 1991 Stock Option Plan as amended
                        and restated on January 22, 1998
      10.10             Gartner Group, Inc. 1994 Long Term Stock Option Plan as
                        amended and restated on January 22, 1998
      10.16             Gartner Group, Inc. 1996 Long Term Stock Option Plan
                        as amended and restated on January 22, 1998
      11.1              Computation of Basic and Diluted Earnings per common
                        Share
      27.1              Financial Data Schedule

(b)No reports on Form 8-K were filed by the Registrant during the fiscal quarter ended March 31, 1998.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Gartner Group, Inc.
                                            ----------------------------------


Date  May 8, 1998                           /s/  John F. Halligan
                                            ----------------------------------
                                            John F. Halligan
                                            Executive Vice President
                                            and Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                                EXHIBIT INDEX
                                -------------

   Exhibit No.                        Description
   -----------                        -----------

      10.7 Gartner Group, Inc. 1991 Stock Option Plan as amended and restated on January 22, 1998
      10.10 Gartner Group, Inc. 1994 Long Term Stock Option Plan as amended and restated on January 22, 1998
      10.16 Gartner Group, Inc. 1996 Long Term Stock Option Plan as amended and restated on January 22, 1998
      11.1              Computation of Basic and Diluted Earnings per common
                        Share
      27.1              Financial Data Schedule