Form 10-Q/A
period 1998-03-31
GARTNER GROUP INC
filed 1998-05-15
CIK 749251

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

The Annual Meeting of Stockholders was held on January 20, 1998. At such meeting, the stockholders elected the following persons to the Board of Directors by the following votes:


                                                                   Total Vote
                                 Total Vote for                   Withheld from
                                 Each Director                    Each Director
Manuel A. Fernandez               84,279,399                        200,564
William O. Grabe                  84,287,719                        192,244
John P. Imlay                     84,112,772                        367,191
Max D. Hopper                     84,292,206                        187,757
Stephen G. Pagliuca               84,095,613                        384,350
Dennis G. Sisco                   84,267,006                        212,957
Robert E. Weissman                83,905,717                        574,246

The stockholders ratified the appointment of KPMG Peat Marwick LLP as independent auditors for the Company for the 1998 fiscal year. The vote was 84,452,211 for, 12,848 against and 14,904 shares abstained.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Gartner Group, Inc.


Date  May 15, 1998                           /s/ John F. Halligan
      ------------                           -----------------------------------
                                             John F. Halligan
                                             Executive Vice President
                                             and Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)