Form 10-Q
period 1998-06-30
GARTNER GROUP INC
filed 1998-08-14
CIK 749251

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                                          FORM 10-Q

(MARK ONE)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     [X]               THE SECURITIES EXCHANGE ACT OF 1934.
                       FOR THE QUARTER ENDED JUNE 30, 1998

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


     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].
     The number of shares outstanding of the Registrant's capital stock as of June 30, 1998 was 101,584,309 shares of Common Stock, Class A.

                                TABLE OF CONTENTS




PART I          FINANCIAL INFORMATION

     ITEM 1:    FINANCIAL STATEMENTS                                              Page

                Consolidated Balance Sheets at June 30, 1998 and
                   September 30, 1997                                                3

                Consolidated Statements of Operations for the Three and
                   Nine Months ended June 30, 1998 and 1997                          4

                Condensed Consolidated Statements of Cash Flows for
                   the Nine Months ended June 30, 1998 and 1997                      5

                Notes to Consolidated Financial Statements                           6

     ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  7

PART II         OTHER INFORMATION

     ITEM 2:    CHANGES IN SECURITIES AND USES OF PROCEEDS                           13

     ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K                                     13

PART I   FINANCIAL INFORMATION
Item 1   Financial Statements

                               GARTNER GROUP, INC.

                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                            June 30,        September 30,
                                                              1998              1997
                                                              ----              ----
ASSETS
Current assets:
    Cash and cash equivalents                              $ 140,218         $ 142,415
    Marketable securities                                     50,822            28,639
    Fees receivable, net                                     213,722           205,760
    Deferred commissions                                      17,076            23,019
    Prepaid expenses and other current assets                 34,122            25,775
                                                           ---------         ---------
      Total current assets                                   455,960           425,608

Long-term marketable securities                               59,140            17,691
Property, equipment and leasehold improvements, net           50,548            44,102
Intangible assets, net                                       151,583           132,195
Other assets                                                  56,111            25,716
                                                           ---------         ---------
      Total assets                                         $ 773,342         $ 645,312
                                                           =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                 $  86,806         $  85,411
  Commissions payable                                          9,915            16,979
  Accrued bonuses payable                                      6,450            15,722
  Deferred revenues                                          253,118           254,071
                                                           ---------         ---------
      Total current liabilities                              356,289           372,183
                                                           ---------         ---------

Long-term deferred revenues                                    2,010             3,259

Commitments and contingencies

Stockholders' equity:
  Preferred stock                                                 --                --
  Common stock: $.0005 par value                                  57                54
  Additional paid-in capital                                 257,288           179,017
  Cumulative translation adjustment                           (3,110)           (1,098)
  Accumulated earnings                                       173,863           105,138
  Treasury stock, at cost                                    (13,055)          (13,241)
                                                           ---------         ---------
        Total stockholders' equity                           415,043           269,870
                                                           ---------         ---------
        Total liabilities and stockholders' equity         $ 773,342         $ 645,312
                                                           =========         =========

                             See accompanying notes.

                               GARTNER GROUP, INC.

                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                    For the three months ended       For the nine months ended
                                                             June 30,                        June 30,
                                                       1998            1997            1998            1997
                                                       ----            ----            ----            ----
Revenues:
Advisory and measurement                             $121,659        $ 98,480         359,181        $286,618
Learning                                                5,193           3,993          15,136          13,194
Other, principally consulting and conferences          34,140          23,876          98,907          71,029
                                                     --------        --------        --------        --------
    Total revenues                                    160,992         126,349         473,224         370,841
                                                     --------        --------        --------        --------

Costs and expenses:
Cost of services and product development               62,861          48,451         181,422         144,256
Selling, general and administrative                    55,582          44,491         155,103         123,785
Acquisition-related charge                                 --              --           6,294              --
Nonrecurring charges                                       --              --           2,819              --
Depreciation                                            4,617           3,060          12,821           8,312
Amortization of intangibles                             2,470           1,505           7,075           4,507
                                                     --------        --------        --------        --------
    Total costs and expenses                          125,530          97,507         365,534         280,860
                                                     --------        --------        --------        --------
Operating income                                       35,462          28,842         107,690          89,981
Interest income, net                                    2,200           2,157           6,851           5,227
                                                     --------        --------        --------        --------
Income before provision for  income taxes              37,662          30,999         114,541          95,208
Provision for income taxes                             14,680          12,544          45,816          39,511
                                                     --------        --------        --------        --------
Net income                                           $ 22,982        $ 18,455        $ 68,725        $ 55,697
                                                     ========        ========        ========        ========

Earnings per common share:

   Basic                                                $0.23           $0.19           $0.69           $0.59
   Diluted                                              $0.22           $0.18           $0.65           $0.55

Weighted average common shares outstanding:
   Basic                                              101,272          95,326          99,755          94,277
   Diluted                                            106,477         102,653         105,675         102,124

                             See accompanying notes.

                               GARTNER GROUP, INC.

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                             For the nine months ended
                                                                                       June 30,
                                                                               1998               1997
                                                                               ----               ----
Operating activities:
    Cash provided by operating activities                                    $  62,273         $  62,880
                                                                             ---------         ---------

Investing activities:
     Payment for businesses acquired (excluding cash acquired)                 (23,610)           (8,308)
     Additions of property, equipment and leasehold improvements, net          (17,685)          (14,267)
     Marketable securities (purchased) sold, net                               (63,632)            1,937
     Investments in unconsolidated subsidiaries                                (17,024)           (8,283)
     Loans to officers                                                          (2,475)           (7,163)
     Other investing                                                                --                (3)
                                                                             ---------         ---------
      Cash used in  investing activities                                      (124,426)          (36,087)
                                                                             ---------         ---------

Financing activities:
     Issuance of common stock                                                   35,379            13,558
     Net cash settlement on forward purchase agreement                          (7,599)               --
     Sale of treasury stock                                                        186               176
     Tax benefits of stock transactions with employees                          33,080            26,145
                                                                             ---------         ---------
      Cash provided by financing activities                                     61,046            39,879
                                                                             ---------         ---------

Net (decrease) increase in cash and cash equivalents                            (1,107)           66,672
Effects of foreign exchange rates on cash and cash equivalents                  (1,090)           (1,657)
Cash and cash equivalents, beginning of period                                 142,415            96,755
                                                                             ---------         ---------
Cash and cash equivalents, end of period                                     $ 140,218         $ 161,770
                                                                             =========         =========

                             See accompanying notes.

                               GARTNER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner Group, Inc. (the "Company") on Form 10-K for the fiscal year ended September 30, 1997. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three and nine month periods ended June 30, 1998 may not be indicative of the results of operations for the remainder of fiscal 1998.

Note 2 - Acquisitions

In April 1998, the Company acquired all the assets and assumed the liabilities of AICC Consultores, S.A., and AICC Technology, S.A., ("AICC") for $2.4 million in cash. AICC provides information technology consulting services and distributes information technology research products in Argentina and Chile. The acquisition was accounted for by the purchase method, and the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon estimated fair values at the date of acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was approximately $1.7 million.

In addition, in May 1998 the Company acquired all the assets and assumed the liabilities of The Research Board, Inc., for $6.4 million in cash and $5.7 million in Class A Common Stock of the Company. The Research Board compiles and provides information technology ("IT") research on suppliers and new technologies, validated management practices and IT best practices to its membership, which consist principally of senior IT executives. The acquisition was accounted for by the purchase method, and the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon estimated fair values at the date of acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was approximately $12.9 million.

Note 3 - Subsequent Event, Agreement to Sell GartnerLearning

On July 27, 1998, the Company announced an agreement to sell GartnerLearning, a subsidiary of the Company that provides training and services for information technology professionals, to Harcourt Brace, a publishing and educational subsidiary of Harcourt General, Inc. Under the terms of the agreement, the Company will receive an 8 percent equity interest in a newly formed entity plus other considerations. The newly formed entity will comprise of Harcourt Brace's NETg unit and GartnerLearning. The transaction is expected to close in the fourth quarter subject to customary conditions to closing, including certain regulatory approvals. Management does not expect the transaction to have a material impact on the Company's financial position.

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


RESULTS OF OPERATIONS

The following table sets forth certain results of operations as a percentage of total revenues:


                                                     For the three months ended     For the nine months ended
                                                               June 30,                        June 30,
                                                          1998          1997              1998          1997
                                                          ----          ----              ----          ----
Revenues:
Advisory and measurement                                  75.6%         77.9%             75.9%         77.3%
Learning                                                   3.2           3.2               3.2           3.6
Other, principally consulting and conferences             21.2          18.9              20.9          19.1
                                                         -----         -----             -----         -----
    Total revenues                                       100.0         100.0             100.0         100.0
                                                         -----         -----             -----         -----

Costs and expenses:
Cost of services and product development                  39.0          38.4              38.3          38.9
Selling, general and administrative                       34.5          35.2              32.8          33.4
Acquisition-related charge                                  --            --               1.3            --
Nonrecurring charges                                        --            --               0.6            --
Depreciation                                               2.9           2.4               2.7           2.2
Amortization of intangibles                                1.5           1.2               1.5           1.2
                                                         -----         -----             -----         -----
   Total costs and expenses                               77.9          77.2              77.2          75.7
                                                         -----         -----             -----         -----
Operating income                                          22.1          22.8              22.8          24.3

Interest income, net                                       1.4           1.7               1.4           1.4
                                                         -----         -----             -----         -----

Income before provision for income taxes                  23.5          24.5              24.2          25.7

Provision for income taxes                                 9.1           9.9               9.7          10.7
                                                         -----         -----             -----         -----

Net income                                                14.4%         14.6%             14.5%         15.0%
                                                         =====         =====             =====         =====



TOTAL REVENUES increased 27% to $161.0 million for the third quarter of fiscal 1998 from $126.3 million for the third quarter of fiscal 1997. For the nine months ended June 30, 1998, total revenues were $473.2 million, up 28% from $370.8 million for the same period last fiscal year. The Company enters into annual renewable contracts for advisory (excluding consulting) and measurement services and learning products ("AML"). Advisory and measurement services encompass services which, on an ongoing basis, highlight industry developments, review new products and technologies, provide quantitative market research, analyze industry trends within a particular technology or market sector and provide comparative analysis of the information technology operations of organizations. Learning represents technology-based training products and related services. Revenues from advisory and measurement services as well as learning are recognized as services and products are delivered, and as the Company's obligation to the client is completed over the contract period. Revenues from advisory and measurement services for the three months ended June 30, 1998 increased by 24% to $121.7 million from $98.5 million for the same period in 1997. Revenues from advisory and measurement services increased 25% to $359.2 million for the nine months ended June 30, 1998, compared to $286.6 million for the same period in the prior fiscal year. The increase in revenues from advisory and measurement services reflects a combination of increased penetration of the existing client base, investments in overseas distribution, global product expansion and incremental revenue from current and prior year acquisitions. Learning revenues for the third quarter of fiscal 1998 increased 30% to $5.2 million compared to $4.0 million for the third quarter of fiscal 1997. For the nine months ended June 30, 1998, learning revenues were $15.1 million, up 15% from $13.2 million for the same period in 1997.

Contract value increased 31% to $555.5 million at June 30, 1998 versus $423.7 million June 30, 1997. The Company believes that contract value, which is calculated as the annualized value of all AML contracts in effect at a given point in time, without regard to the duration of the contracts outstanding at such time, is a significant measure of the Company's volume of business. Historically, a substantial portion of client companies have renewed these services and products for an equal or higher level of total value each year, and annual revenues from these services in any fiscal year have approximated contract value at the beginning of the fiscal year. As of June 30, 1998, approximately 85% of the Company's clients had renewed one or more services in the last twelve months. However, this renewal rate is not necessarily indicative of the rate of retention of the Company's revenue base, and contract value at any time may not be indicative of future AML revenues or cash flows if the rate of renewal of contracts, or the timing of new business, were to significantly change during the following twelve months compared to historic patterns. Total deferred revenues of $255.1 million and $257.3 million at June 30, 1998 and September 30, 1997, respectively, as presented in the Company's Consolidated Balance Sheets, represent unamortized revenues from AML services and products plus unamortized revenues of certain other business products and services not included in AML services and products. Deferred revenues do not directly correlate to contract value as of the same date, since contract value represents an annualized value of all outstanding contracts without regard to the duration of such contracts, and deferred revenue represents unamortized revenue remaining on all outstanding contracts including AML and certain other services and products not included in AML revenue.

Other revenues for the third quarter of fiscal 1998 increased 43% to $34.1 million compared to $23.9 million for the third quarter of fiscal 1997. For the nine months ended June 30, 1998, other revenues were $98.9 million, up 39% from $71.0 million for the same period in the prior fiscal year. Other revenues consist principally of revenues from consulting engagements and conferences. The increase of $10.2 million for the third quarter of fiscal 1998 over the third quarter of fiscal 1997 was primarily the result of the introduction of two new conferences, an increase in related exhibit revenue and the continuing expansion of consulting services. Year to date, the increase in other revenues over the prior fiscal year is attributable to increased revenues from the Company's Symposia conferences and ITxpo exhibition events held annually during the first quarter of the fiscal year, new events and exhibit revenue as well as increased consulting revenues.

OPERATING INCOME increased 23% to $35.5 million, or 22% of total revenues, for the third quarter of fiscal 1998, from $28.8 million, or 23% of total revenues, for the third quarter of fiscal 1997. Operating income was $107.7 million for the nine months ended June 30, 1998, an increase of 20% over the $90.0 million for the same period in fiscal 1997. Operating income increased while investing in global product and distribution expansion as a result of continuing revenue growth. Excluding the acquisition-related charge of $6.3 million and the nonrecurring charges of $2.8 million in the second quarter of fiscal 1998, operating income for the nine months ended June 30, 1998 increased 30%, over the same period in the prior fiscal year.

Costs and expenses increased to $125.5 million in the third quarter of fiscal 1998 from $97.5 million in the third quarter of fiscal 1997. Year to date total costs and expenses, excluding the acquisition-related charge and nonrecurring charges, were $356.4 million compared to $280.9 million for the same period last fiscal year. The increase in costs and expenses over the prior fiscal year for both the three and nine month period ended June 30, 1998 primarily reflects an increase in staffing to support the advisory, measurement and consulting services and incremental costs associated with conferences. Cost of services and product development expenses were $62.9 million and $48.5 million for the third quarter of fiscal 1998 and 1997, respectively, and $181.4 million and $144.3 million for the nine months ended June 30, 1998 and 1997, respectively. Costs related to the delivery of advisory, measurement and learning services are treated as period costs which are expensed as incurred. Due to management's ability to control discretionary spending and variable costs linked to financial performance, costs of services and product development remained relatively unchanged as a percentage of total revenue for the three months and nine months ended June 30, 1998 compared to the same periods in the prior fiscal year. Selling, general and administrative expenses, which were $55.6 million and $44.5 million for the third quarter of fiscal 1998 and 1997, respectively, and $155.1 million and $123.8 million for the nine months ended June 30, 1998 and 1997, respectively, increased as a result of the Company's continuing expansion of worldwide distribution channels and additional general and administrative resources needed to support the growing revenue base. Although the Company has added general and administrative resources to support the growing revenue base, it has benefited from economies of scale and leveraging of its general and administrative staff and facilities. Consequently, selling, general and administrative expenses have remained relatively flat as a percentage of total revenues at 35% for the third quarter and 33% for the nine months ended June 30, 1998 and 1997. Additionally, during the second quarter of fiscal 1998, the Company incurred an acquisition-related charge from a $6.3 million write-off of purchased in-process research and development costs in connection with the acquisition of Interpose, Inc. and $2.8 million in nonrecurring charges related to the Company's relocation of certain accounting and order processing functions from Stamford, Connecticut to a new financial service center in Ft. Myers, Florida.

Depreciation expense and amortization expense increased by $1.6 million and $1.0 million, respectively, for the third quarter of fiscal 1998 as compared to the same period in fiscal 1997 as a result of capital spending required to support business growth and goodwill associated with recent acquisitions.

INTEREST INCOME, NET was $2.2 million for the third quarter of fiscal 1998 and the third quarter of fiscal 1997. For the nine months ended June 30, 1998 and 1997, interest income, net was $6.9 million and $5.2 million, respectively. The increase in interest income for the nine months ended June 30, 1998 is attributable to an increase in the cash made available from continuing operations and interest income accumulating on the Company's total cash, cash equivalents and marketable securities ($250.2 million at June 30, 1998, versus $192.9 million at June 30, 1997 and $188.7 million at September 30, 1997). Recent changes in the mix of investable funds to principally tax-free and tax-advantaged investments, which generally have lower interest rates compared to taxable investments, have resulted in a minimal increase in reported interest income for the three months ended June 30, 1998 compared to the same period in the prior fiscal year.

PROVISION FOR INCOME TAXES increased to $14.7 million compared to $12.5 million for the third quarter of fiscal 1997. The effective tax rate for the third quarter and year to date fiscal 1998 was approximately 39% and 40%, respectively, a decrease from 40% and 41% for the same periods in the prior fiscal year. The decrease in the effective tax rate is primarily the result of on-going tax planning initiatives.

DILUTED EARNINGS PER COMMON SHARE increased 22% to 22 cents per common share for the third quarter of fiscal 1998, compared to 18 cents per common share for the third quarter of fiscal 1997. For the nine months ended June 30, 1998 and 1997 diluted earnings per common share were 65 cents per common share and 55 cents per common share, respectively, an increase of 18%. Excluding the impact of the acquisition-related charge and nonrecurring charges, diluted earnings per share were 70 cents per common share for the nine months ended June 30, 1998. Basic earnings per common share increased 21% to 23 cents per common share for the third quarter of fiscal 1998 from 19 cents for the third quarter of fiscal 1997. Basic earnings per common share increased 17% to 69 cents per common share from 59 cents per common share for the nine months ended June 30, 1998 and 1997, respectively.

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

While operating margin less acquisition-related charge and nonrecurring charges is favorable versus the prior fiscal year, operating income margin generally is not as high in the third and fourth quarters of the fiscal year compared to the first and second quarters. In the current year to date, management's ability to control costs favorably impacted operating margin. Additionally, the Company historically does not increase its level of spending until after the first quarter of the fiscal year, when the rate of growth in revenues and contract value becomes known. As a result, growth in operating expenses has typically lagged behind growth in revenues within a given year, and operating income margin has generally been higher in the earlier quarters of the fiscal year.

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

The Company recently announced an agreement to sell GartnerLearning, a subsidiary of the Company that provides training and services for information technology professionals, to Harcourt Brace, a publishing and educational subsidiary of Harcourt General, Inc. Under the terms of the agreement, Gartner Group, Inc. will receive an 8 percent equity interest in a newly formed entity plus other considerations. The newly formed entity will comprise of Harcourt Brace's NETg unit and GartnerLearning. There can be no assurance that the Company will be able to disengage from the technology-based training industry and refocus on core industry products and services without impacting existing vendor, dealer and client relationships.

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


Liquidity and Capital Resources

The Company's continued focus on revenue and operating margin improvement has contributed to its ability to continue building cash and utilizing it to make strategic investments and acquisitions. As of June 30, 1998, total cash and cash equivalents and marketable securities (including both current and long-term maturities) increased to $250.2 million from $188.7 million at September 30, 1997. Cash provided by operating activities totaled $62.3 million for the first nine months of fiscal 1998 (compared to $62.9 million provided for the first nine months of fiscal 1997) reflecting primarily the impact of increased revenues and operating margins and related changes in the balance sheet accounts. Cash used in investing activities was $124.4 million for the first nine months of fiscal 1998 (compared to $36.1 million of cash used in the first nine months of fiscal 1997) due primarily to the purchase of marketable securities of $63.6 million, and acquisition and investments in consolidated and unconsolidated subsidiaries of $40.6 million. Cash provided by financing activities totaled $61.0 million for the nine months ended June 30, 1998 (compared to $39.9 million of cash provided for the nine months ended June 30, 1997) and resulted primarily from a net $33.1 million in non-cash tax benefit received from stock transactions with employees and $35.4 million from the issuance of common stock upon the exercise of employee stock options. The tax benefit of stock transactions with employees is due to a reduction in the corporate income tax liability based on an imputed compensation deduction equal to employees' gain upon the exercise of stock options at an exercise price below fair market. The total gross benefit for the nine months ended June 30, 1998, was $44.3 million, of which $11.2 million of the benefit has been recorded as a deferred tax benefit thereby resulting in a net tax benefit of $33.1 million for the nine months ended June 30, 1998. As additional stock options have become exercisable each fiscal year under the Company's stock option plans, both the volume of option exercises and gains on these exercises have increased, thereby resulting in significant tax benefits being received in the nine months ended June 30, 1998. The increase in cash provided by financing activities is offset by the $7.6 million in cash settlement on a forward purchase agreement. Forward purchase contracts on Gartner Group, Inc.'s common stock were originally established to facilitate the acquisition of 1,800,000 shares of common shares necessary to offset a portion of the shareholder dilution that will be created by the exercise of stock options reserved for issuance and granted under the Company's 1996 Long Term Stock Option Plan.

The effect of exchange rates reduced cash and cash equivalents by $1.1 million through the nine months ended June 30, 1998, and was due to the strengthening of the U.S. dollar versus certain foreign currencies. The Company has available two unsecured credit lines, with Chase Manhattan Bank and The Bank of New York for $25.0 million and $5.0 million, respectively. These lines may be canceled by the banks at any time without prior notice or penalty. Additionally, the Company issues letters of credit in the ordinary course of business. The Company had outstanding letters of credit with Chase Manhattan Bank of approximately $5.4 million and $2.0 million with The Bank of New York at June 30, 1998. The Company currently has no material capital commitments. The Company believes that its current cash balances and marketable securities, together with cash anticipated to be provided by operating activities and borrowings available under the existing lines of credit, will be sufficient for the expected short-term and foreseeable long-term cash needs of the Company, including possible acquisitions.

PART II  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds


On May 18, 1998, the Company issued 183,841 shares of Class A Common Shares as partial consideration for the assets of The Research Board, Inc., as more fully described in Note 2 to the Notes for the Consolidated Financial Statements. The securities were not registered under the Securities Act of 1933 as amended (the "Act"), in reliance on the exemption from registration provided by Rule 506 under the Act and Section 4(2) of the Act.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibit Number                Description of Document
         11.1                      Computation of Basic and Diluted Earnings per Common Share
         27.1                      Financial Data Schedule

(b) No reports on Form 8-K were filed by the Registrant during the fiscal quarter ended June 30, 1998.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Gartner Group, Inc.
                                            -----------------------------------


Date     August  14, 1998                   /s/ John F. Halligan
         ----------------                   -----------------------------------
                                            John F. Halligan
                                            Executive Vice President
                                            and Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)