Form 10-K
period 1998-09-30
GARTNER GROUP INC
filed 1998-12-24
CIK 749251

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K
(Mark One)
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    [X]                THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 30, 1998
                                       OR
    [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from -- to --

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

                                 Title of Class
                    Common Stock, Class A, $.0005 Par Value


     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Company, as of November 30, 1998, was approximately $1.2 billion. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the Registrant's capital stock as of November 30, 1998 was 101,647,503 shares of Common Stock, Class A.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on January 28, 1999. Certain information therein is incorporated by reference into Part III hereof.

                                    PART I

ITEM 1. Business.

GENERAL

Gartner Group, Inc. ("Gartner Group" or the "Company"), founded in 1979, is the world's leading independent provider of research and analysis on the computer hardware, software, communications and related information technology ("IT") industries. The Company is organized into two business units: GartnerAdvisory and GartnerMeasurement. GartnerAdvisory services encompass products which provide research and analysis of significant IT industry trends and developments. GartnerMeasurement services encompass products which provide comprehensive assessments of cost performance, efficiency and quality for all areas of IT. The Company enters into annual renewable contracts for advisory and measurement services, and distributes such services through print and electronic media. The Company's primary clients are business professional users, purchasers and vendors of IT products and services. With more than 650 sales professionals in 80 locations, Gartner Group product offerings collectively provide comprehensive coverage of the IT industry to over 9,000 client organizations.

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

     Maintain Research and Analysis Excellence. Gartner Group's global network of research analysts is comprised of more than 800 professionals averaging ten years of industry experience. Clients rely on Gartner Group's proven research methodology to ensure consistent and comprehensive analysis in all areas of IT. The Company maintains five primary research centers located in Stamford, CT, Santa Clara, CA, Windsor, England, Brisbane, Australia, Tokyo, Japan and a number of smaller, satellite research centers throughout the world.

     Emphasize New Product Development and Strategic Acquisitions. The Company introduces new research and advisory products each year. New product ideas evolve from client inquiries, market need and through a multi-functional product strategy committee. Fiscal 1998 investments and acquisitions include: Interpose (1/98), a provider of total cost of ownership (TCO) measurement and analysis tools and training; The Research Board (5/98), which compiles and provides IT research on suppliers and new technologies; validated management practices and IT best practices to its membership, which consist principally of senior IT executives; and Vision Events International (9/98), which produces premiere channel events that serve to bring information technology vendors, value-added resellers, and system integrators together with vendors and distributors selling through these channels.

     Increase Market Penetration. The Company has made substantial investments developing new markets and establishing a global network of direct sales personnel, independent sales representatives and distributors. This initiative is on-going and will continue to evolve with the expansion of the Company's product and service offerings and delivery options. Electronic delivery formats include CD-ROM, Lotus Notes, intranets and the Internet.

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

     GartnerAdvisory provides qualitative and quantitative research and analysis that clarifies decision-making for IT buyers, users and vendors. GartnerAdvisory consists of GartnerAnalytics, a provider of objective analysis that helps clients stay ahead of IT trends, directions and vendor strategies; and GartnerMarketDynamics, a provider of worldwide coverage of research, statistical analysis, growth projections and market share rankings of suppliers and vendors to IT manufacturers and the financial community. GartnerMeasurement provides benchmarking, continuous improvement and best practices services. The Company currently offers over 323 principal advisory and measurement services products. Each service is supported by a team of research staff members with substantial experience in the covered segment or topic of the IT industry. The Company's staff researches and prepares published reports and responds to telephone and E-mail inquiries from clients. Clients receive Gartner Group research and analysis on paper and through a number of electronic delivery formats.

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

    GartnerEvents. Industry conferences and events provide comprehensive coverage of IT issues and forecasts of key IT industry segments. The conference season begins each year with Symposia, held in the United States, Europe and the Asia/Pacific rim. These events are held in conjunction with ITxpo[TM], a high technology learning lab. Additionally, the Company sponsors other conferences, seminars and briefings. Certain events are offered as part of a continuous services subscription; however, the majority of events are individually paid for prior to attendance.

     The Company measures the volume of its advisory and measurement business based on contract value. The Company calculates contract value as the annualized value of all advisory and measurement contracts in effect at a given point in time, without regard to the duration of the contracts outstanding at such time. Historically, the Company has experienced that a substantial portion of client companies have renewed these services for an equal or higher level of total payments each year, and annual revenues from these services in any fiscal year have closely correlated to contract value at the beginning of the fiscal year. As of September 30, 1998, approximately 85 percent of the Company's clients had renewed one or more of these services in the last twelve months. However, this renewal rate is not necessarily indicative of the rate of retention of the Company's revenue base, and contract value at any time may not be indicative of future advisory and measurement revenues or cash flows if the rate of renewal of advisory and measurement services and products or the timing of new business were to significantly change during the following twelve months compared to historic patterns. Deferred revenues, as presented in the Company's balance sheets, represent unamortized revenues from billed advisory and measurement services and products plus unamortized revenues of certain other billed services and products not included in advisory and measurement. Therefore, deferred revenues do not directly correlate to contract value as of the same date since contract value represents an annualized value of all outstanding advisory and measurement contracts without regard to the duration of such contracts, and deferred revenues represents unamortized revenue remaining on all billed and outstanding advisory and measurement contracts including certain other billed services and products not included in advisory and measurement revenue.

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

     The Company experiences competition in the market for information products and services from other independent providers of similar services as well as the internal marketing and planning organizations of the Company's clients. The Company also competes indirectly against other information technology providers, including electronic and print media companies and consulting firms. The Company's indirect competitors, many of whom have substantially greater financial, information gathering and marketing resources than the Company, could choose to compete directly against the Company in the future. In addition, although the Company believes that it has established a significant market presence, there are few barriers to entry into the Company's market and new competitors could readily seek to compete against the Company in one or more market segments addressed by the Company's advisory and measurement services and products. Increased competition, direct and indirect, could adversely affect the Company's operating results through pricing pressure and loss of market share. There can be no assurance that the Company will be able to continue to provide the products and services that meet client needs as the IT market rapidly evolves, or that the Company can otherwise continue to compete successfully.

EMPLOYEES

As of September 30, 1998, the Company employed 2,972 persons. Of the 2,972 employees, 915 are located at the Company's headquarters in the Stamford, CT area, 1,132 are located at other domestic facilities and 925 are located outside of the United States. None of the Company's employees are represented by a collective bargaining arrangement. The Company has experienced no work stoppages and considers its relations with employees to be favorable.

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

ITEM 2. Properties.

The Company's headquarters are located in approximately 244,000 square feet of leased office space in five buildings located in Stamford, CT. These facilities accommodate research and analysis, marketing, sales, client support, production and corporate administration. The leases on these facilities expire in 2010. The Company also leases office space in 40 domestic and 38 international locations to support its research and analysis, domestic and international sales efforts and other functions. The Company believes its existing facilities and expansion options are adequate for its current needs and that additional facilities are available for lease to meet future needs.

ITEM 3. Legal Proceedings.

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. The Company believes the outcome of all current proceedings, claims and litigation will not have a material effect on the Company's financial position or results of operations when resolved in a future period.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters. As of November 30, 1998, there were approximately 271 holders of record of the Company's Class A Common Stock. Since September 15, 1998, the Company's Class A Common Stock has been listed for trading in the New York Stock Exchange under the symbol "IT".

     As of September 30, 1998, the Company has not paid any cash dividends on its common stock. On November 12, 1998, the Company's Board of Directors approved an agreement in principle with IMS Health Inc. ("IMS Health") which owns 47.6 million or 47% of the Company's Class A Common Stock to undertake a recapitalization of the Company and facilitate a tax-free spin-off by IMS Health of its equity position in Gartner Group Inc. to its shareholders. As part of the recapitalization, IMS Health will exchange 40.7 million shares of Class A Common Stock for an equal number of shares of new Class B Common Stock of the Company prior to the spin-off. This new class of common stock will be entitled to elect at least 80% of the Company's Board of Directors, but will otherwise be substantially identical to existing Class A Common Stock. The Class B Common Stock will be distributed to IMS Health shareholders in a tax-free distribution. IMS Health will continue to hold 6.9 million shares of Class A Common Stock after the spin-off. It is the intention of IMS Health to sell these shares within one year of the spin-off, subject to certain conditions. In addition, the Company agreed that it would pay a one-time special cash dividend of $300.0 million to its shareholders of record immediately prior to the IMS Health spin-off. Further, the Company also agreed that it would repurchase $300.0 million of its Class A Common Stock on the open market after the spin-off. The exchange, spin-off and special cash dividend are expected to be completed in the third quarter of fiscal 1999, subject to approval by the IRS of the tax-free status of the spin-off and approval of the recapitalization plan by the non-IMS Health shareholders of the Company. The share repurchase program will commence after the spin-off and is expected to be completed within one year.

     On September 30, 1998, the Company acquired all the assets and assumed the liabilities of Mentis Corporation for $1.7 million in cash and 28,236 shares of Class A Common Stock of the Company which had an approximate fair market value of $0.7 million. The securities were not registered under the Securities Act of 1933 as amended (the "Act"), in reliance on the exemption from registration provided by Rule 506 under the Act and Section 4(2) of the Act.

     The quarterly market price information is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations--Common Stock Information.

ITEM 6. Selected Consolidated Financial Data.

The table below summarizes recent financial information for the Company. For further information, refer to the Company's Consolidated Financial Statements and Notes thereto presented under Part II, Item 8 of this form 10K.

                              GARTNER GROUP, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

FISCAL YEAR ENDED SEPTEMBER 30,                            1998          1997          1996          1995          1994
-----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
 Advisory and measurement                              $494,701     $ 396,219     $ 306,542     $ 235,867      $177,821
 Learning                                                18,076        21,314        12,219         1,301            --
 Other, principally consulting and conferences          129,180        93,706        75,911        57,978        47,651
-----------------------------------------------------------------------------------------------------------------------
  Total revenues                                        641,957       511,239       394,672       295,146       225,472
Total costs and expenses                                498,420       394,626       345,232       251,406       181,522
-----------------------------------------------------------------------------------------------------------------------
Operating Income                                        143,537       116,613        49,440        43,740        43,950
Minority Interest                                            --            --            25            98            --
Loss on sale of GartnerLearning                          (1,973)           --            --            --            --
Interest income, net                                      9,557         7,260         3,665         2,271            (2)
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes                              151,121       123,873        53,130        46,109        43,948
Provision for income taxes                               62,774        50,743        36,692        20,948        19,891
-----------------------------------------------------------------------------------------------------------------------
Net Income                                             $ 88,347     $  73,130     $  16,438     $  25,161      $ 24,057
=======================================================================================================================
NET INCOME PER COMMON SHARE:
 Basic                                                 $   0.88     $    0.77     $    0.18     $    0.29      $   0.29
 Diluted                                               $   0.84     $    0.71     $    0.17     $    0.26      $   0.25
=======================================================================================================================
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents, and marketable securities   $218,684     $ 171,054     $ 126,809     $  95,414      $ 52,855
Fees receivable, net                                    239,243       205,760       143,762       112,159       102,509
Other current assets                                     53,152        48,794        39,579        28,655        22,940
-----------------------------------------------------------------------------------------------------------------------
 Total current assets                                   511,079       425,608       310,150       236,228       178,304
Intangibles and other assets                            321,792       219,704       133,958        96,678        87,619
-----------------------------------------------------------------------------------------------------------------------
Total assets                                           $832,871     $ 645,312     $ 444,108     $ 332,906      $265,923
=======================================================================================================================
Current portion of long-term obligations                     --            --            --     $   6,725      $  5,877
Deferred revenues                                      $288,013     $ 254,071     $ 198,952       161,001       131,031
Other current liabilities                               126,822       118,112        92,456        87,483        62,829
-----------------------------------------------------------------------------------------------------------------------
 Total current liabilities                              414,835       372,183       291,408       255,209       199,737
Long-term obligations, excluding current maturities          --            --            --            --         6,419
Long-term deferred revenues                               3,098         3,259         2,465         3,446         5,880
Stockholders' equity                                    414,938       269,870       150,235        74,251        53,887
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $832,871     $ 645,312     $ 444,108     $ 332,906      $265,923
=======================================================================================================================
September 30,                                              1998          1997          1996          1995          1994
-----------------------------------------------------------------------------------------------------------------------
OTHER DATA:
Contract value(1)                                      $596,736     $ 505,162     $ 387,228     $ 303,231      $224,390
Client organizations(2)                                   9,144         8,124         7,241         5,500         4,460

(1) Contract value, as measured by the Company, represents the annualized value of all advisory and measurement contracts in effect at a given point in time, without regard to the duration of the contracts outstanding at such time. Prior year contract value has been restated to exclude GartnerLearning contracts.

(2) Information provided for fiscal 1994 and 1995 does not include Dataquest, Inc. Information provided for 1997 and 1998 excludes Datapro. Prior year client organizations have been restated to exclude GartnerLearning client organizations.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Total revenues for Gartner Group Inc. ("the Company") for fiscal 1998 were $642.0 million, up 26% from $511.2 million for fiscal 1997. Current year revenue growth consisted of a 25% increase in advisory (excluding consulting) and measurement services, a 15% decrease in learning revenue and a 38% increase in other revenue, principally from consulting services and conferences. Advisory and measurement services encompass products which, on an ongoing basis, highlight industry developments, review new products and technologies, provide quantitative market research, analyze industry trends within a particular technology or market sector and provide comparative analysis of the information technology operations of organizations. The Company enters into annually renewable contracts for advisory and measurement services. Revenues from advisory and measurement services and learning are recognized as products and services are delivered and as the Company's obligation to the client is completed over the contract period. Revenue increases in advisory and measurement services and other revenue came from the combined successes of numerous new product introductions and delivery platforms, sales penetration into new and existing clients and incremental revenue from acquisitions. The decrease in learning revenue is primarily the result of the sale of GartnerLearning during the fourth quarter of fiscal 1998.

     Contract value increased 18% to approximately $596.7 million at September 30, 1998 versus the same date last year (when excluding contract value related to GartnerLearning). The Company believes that contract value, which is calculated as the annualized value of all advisory and measurement contracts in effect at a given point in time, without regard to the duration of such contracts outstanding at such time, is a significant measure of the Company's volume of business. Historically, the Company has experienced that a substantial portion of client companies have renewed these services for an equal or higher level of total payments each year, and, to date, annual revenues from these services in any fiscal year have approximated contract value at the beginning of the fiscal year. As of September 30, 1998, approximately 85% of the Company's clients have renewed one or more of these services in the last twelve months. However, this renewal rate is not necessarily indicative of the rate of retention of the Company's revenue base, and contract value at any time may not be indicative of future advisory and measurement revenues or cash flows if the rate of renewal of advisory and measurement services or the timing of new business were to significantly change during the following twelve months compared to historic patterns. Total deferred revenues of $291.1 million and $257.3 million as of September 30, 1998 and 1997, respectively, as presented in the Company's Consolidated Balance Sheets, represent unamortized revenues from billed advisory and measurement (and including learning until GartnerLearning was sold) plus unamortized revenues of certain other billed products and services not included in advisory and measurement services. Deferred revenues do not directly correlate to contract value as of the same date since contract value represents an annualized value of all outstanding contracts without regard to the duration of such contracts, and deferred revenue represents unamortized revenue remaining on all outstanding and billed contracts including advisory and measurement services and certain other products and services not included in advisory and measurement revenue. Backlog at September 30, 1998 was approximately $122.0 million and represents future revenues that will be recognized on multi-year and early renewed advisory and measurement contracts and in-process consulting engagements. Such revenues will be recognized when services and products are delivered. Backlog is not included in deferred revenues or contract value.

     Historically, the Company has realized significant renewals and growth in contract value at the end of quarters. The fourth quarter of the fiscal year typically is the fastest growth quarter for contract value and the first quarter of the fiscal year typically represents the slowest growth quarter as it is the quarter in which the largest amount of contact renewals are due. As a result of the quarterly trends in contract value and overall business volume, fees receivable, deferred revenues, deferred commissions and commissions payable reflect this activity and typically show substantial increases at quarter end, particularly at fiscal year end. All contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All contracts are non-cancelable and non-refundable, except for government contracts which have a 30-day cancellation clause, but have not produced material cancellations to date. The Company's policy is to record at the time of signing of an advisory and measurement contract the entire amount of the contract billable as deferred revenue and fees receivable. The Company also records the related commission obligation upon the signing of the contract and amortizes the corresponding deferred commission expense over the contract period in which the related advisory and measurement revenues are earned and amortized to income.

     Historically, advisory and measurement revenues have increased in the first quarter of the ensuing fiscal year over the immediately preceding quarter primarily due to the amount of increase in contract value at the end of the prior fiscal year. Other revenues have increased similarly due to annual conferences and exhibition events held in the first quarter. Additionally, operating income margin (operating income as a percentage of total revenues) typically improves in the first quarter of the fiscal year versus the immediately preceding quarter. The operating income margin improvement in the first quarter of the fiscal year is due in part by the increase in advisory and measurement revenue upon which the Company is able to further leverage its selling, general and administrative expenses, plus operating income generated from the first quarter Symposium and ITxpo exhibition events. Operating income margin generally is not as high in remaining quarters, especially the third and fourth quarters of the fiscal year compared to the first quarter of the fiscal year as the operating income margins from the ITxpo conferences in the first fiscal quarter are higher than on conferences held later in the fiscal year. Additionally, the Company historically does not increase its level of spending until after the first quarter of the fiscal year, when the rate of growth in contract value becomes known. As a result, growth in operating expenses has typically lagged behind growth in revenues within a given year, and operating income margin has generally been higher in the earlier quarters of the fiscal year.

     Operating income rose 23% to $143.5 million in fiscal 1998, or 22% of total revenues, from $116.6 million, or 23% of total revenues in fiscal 1997. During fiscal 1998, the Company recorded two one-time costs that reduced reported operating income. The first was an acquisition-related charge of $4.5 million from the write-off of purchased in-process research and development costs in connection with the acquisition of Interpose Inc. The second was nonrecurring charges of $2.8 million relating to costs associated with the relocation of certain accounting and order processing functions to new facilities. Excluding these charges, operating income for fiscal 1998 increased 29% to $150.8 million, compared to the prior year and was 23% of total revenue for fiscal 1998. Operating income, excluding the charges, has increased as a result of solid revenue growth coupled with controlled spending that has allowed the Company to gain economies of scale through the leveraging of its resources (additional revenues have been generated using essentially the same resources). The Company's continued focus on margin improvement has favorably impacted operating results. Diluted net income per common share was $0.84 in fiscal 1998 as compared to last fiscal year's $0.71 per common share. Excluding acquisition-related and nonrecurring charges and the loss on sale of GartnerLearning, diluted net income per common share was $0.93, a 31% increase compared to fiscal 1997. The Company's strong cash generation also continued in fiscal 1998. The Company had $262.3 million in total cash, cash equivalents and marketable securities at September 30, 1998, up $73.5 million from $188.7 million at September 30, 1997.

ANALYSIS OF OPERATIONS

The following table sets forth certain results of operations as a percentage of revenues:

FISCAL YEAR ENDED SEPTEMBER 30,                       1998       1997       1996
--------------------------------------------------------------------------------
Percent of revenues:
Revenues:
 Advisory and measurement                              77%        78%        78%
 Learning                                               3          4          3
 Other, principally consulting and conferences         20         18         19
--------------------------------------------------------------------------------
  Total revenues                                      100        100        100
--------------------------------------------------------------------------------
Costs and expenses:
 Cost of services and product development              39         40         39
 Selling, general and administrative                   34         34         37
 Acquisition-related charges                            1         --          9
 Nonrecurring charges                                   0         --         --
 Depreciation                                           3          2          2
 Amortization of intangibles                            1          1          1
--------------------------------------------------------------------------------
  Total costs and expenses                             78         77         88
--------------------------------------------------------------------------------
Operating income                                       22         23         12
Minority interest                                      --         --          0
Loss on sale of GartnerLearning                         0         --         --
Interest income, net                                    2          1          1
--------------------------------------------------------------------------------
Income before income taxes                             24         24         13
Provision for income taxes                             10         10          9
--------------------------------------------------------------------------------
Net income                                             14%        14%         4%
--------------------------------------------------------------------------------

FISCAL YEAR ENDED SEPTEMBER 30, 1998
VERSUS FISCAL YEAR ENDED SEPTEMBER 30, 1997

Total revenues increased 26% to $642.0 million in fiscal 1998 as compared to $511.2 million in fiscal 1997. Revenues from advisory (excluding consulting) and measurement services increased 25% in fiscal 1998 to $494.7 million compared to $396.2 million in fiscal 1997 and comprised approximately 77% and 78% of total revenues in fiscal 1998 and 1997, respectively. Revenue from the learning business decreased 15% in fiscal 1998 to $18.1 compared to $21.3 in fiscal 1997 and comprised approximately 3% of revenues in fiscal 1998 versus 4% in fiscal 1997. The increase in revenues from advisory and measurement services reflects the continued client acceptance of new products and services, sales penetration into new and existing clients and incremental revenue from acquisitions completed in fiscal 1998 and fiscal 1997

(primarily Datapro Information Services, Inc.). The decrease in learning revenue is primarily the result of the sale of GartnerLearning in the fourth quarter of fiscal 1998.

     Other revenues, consisting principally of revenues from consulting services and conferences increased 38% to $129.2 million in fiscal 1998 as compared to $93.7 million in the prior year. The increase is primarily attributable to the Company's Symposia conferences and ITxpo exhibition events held annually during the first quarter of the fiscal year, revenue from new events and acquired businesses as well as increased consulting revenues.

     The rate of growth in advisory and measurement revenues has continued to be strong in two of the three defined geographic market areas of the Company: the United States and Europe. Revenues from sales to United States clients increased 21% to $403.0 million in fiscal 1998 from $333.0 million in fiscal 1997. Revenues from sales to European clients increased 51% to $183.8 million in fiscal 1998 from $122.0 million in fiscal 1997. Sales to other international clients, primarily in the Asian and South American markets areas, have decreased slightly by 2% to $55.2 million in fiscal 1998 from $56.2 million in fiscal 1997. This decrease was caused primarily by unfavorable exchange rate impact and client concerns over the financial crisis in Asia. The Company's sales strategy continues to be to extend the Company's sales channels to clients with revenues ranging from $150 million to $2 billion, in addition to the Company's historic focus on larger customers. In Europe and the other international markets, additional investment in direct sales personnel and distributor relationships has also contributed to overall revenue growth. The Company intends to continue its expansion of operations outside of the United States in fiscal 1999.

     Operating income increased 23% to $143.5 million in fiscal 1998 compared to $116.6 million in fiscal 1997. Excluding acquisition-related and nonrecurring charges, operating income in fiscal 1998 increased 29%. The United States and Europe geographic areas experienced growth in operating income in fiscal 1998, with an 18% and 44% increase, respectively. The other international geographic areas experienced a slight decline in operating income in fiscal 1998 of 3%. Operating income, as a percentage of total revenues was 23% for fiscal 1998 and 1997, after excluding the above mentioned charges. Operating income has increased as a result of solid revenue growth coupled with controlled spending that has allowed the Company to gain economies of scale through the leveraging of its resources (additional revenues have been generated using essentially the same resources). The Company's continued focus on margin improvement has favorably impacted operating results.

     Costs and expenses, excluding acquisition-related and nonrecurring charges, increased to $491.1 million in fiscal 1998 from $394.6 million in fiscal 1997 and was 77% of total revenues in both fiscal years. Cost of services and product development expenses were $247.9 million and $202.8 million for fiscal 1998 and 1997, respectively. This increase in expenses over the prior fiscal year reflects the need to provide additional support to the growing client base, costs associated with acquired business and continued product development costs. The decrease in cost of services and product development expenses, as a percentage of total revenues is primarily attributable to improved gross margins on conferences, lower delivery cost per dollar of revenue due to increased electronic delivery of products, as well as controlled discretionary spending and reduced variable costs linked to financial performance. Selling, general and administrative expenses, which were $215.9 million and $173.6 million for fiscal 1998 and 1997, respectively, increased as a result of the Company's continuing expansion of worldwide distribution channels and resulting commissions earned on the revenue generated. This increase is primarily the result of continued expansion of worldwide distribution channels and the impact of acquisitions. Although the Company has added general and administrative resources to support the growing revenue base, selling, general and administrative expenses has remained consistent at 34% of total revenues for fiscal 1998 and 1997, respectively.

     During fiscal 1998, the Company incurred one-time charges that were reflected in costs and expenses. In February 1998, the Company acquired the net assets of Interpose Inc. ("Interpose"), a provider of total cost of ownership measurement and analysis tools and training. In connection with the acquisition, the Company recorded an acquisition-related charge of $6.3 million for the write-off of purchased in-process research and development costs. On December 10, 1998, the Company revised the amount of expensed purchased in-process research and development costs from $6.3 million to $4.5 million. The change was in response to recently developed guidance from the Securities and Exchange Commission. In the second quarter of fiscal 1998, the Company recorded nonrecurring charges, primarily consisting of relocation and severance costs, totaling approximately $2.8 million related to the Company's relocation of certain accounting and order processing operations from Stamford, Connecticut to a new financial services center in Ft. Myers, Florida.

     Depreciation expense increased to $17.9 million in fiscal 1998 from $11.8 million in fiscal 1997, primarily due to capital spending required to support business growth. Additionally, amortization of intangibles increased by $2.9 million in fiscal 1998 as compared to fiscal 1997, reflecting primarily goodwill associated with fiscal 1998 and 1997 acquisitions.

     On September 1, 1998, the Company sold GartnerLearning, a division of the Company that provided technology based training and services to Netg Inc. ("Netg"), a subsidiary of Harcourt Brace & Company, for $5.0 million in cash and an 8% equity interest in Netg. In addition, the Company received a put option which allows the Company to sell its 8% interest to an affiliate of Harcourt Brace & Company for $48.0 million in cash. This put option may be exercised for two years beginning on September 1, 2002 if certain conditions are met. The Company's 8% interest in Netg has an independently appraised value of $42.5 million. Including related transaction costs of $3.8 million, the pre-tax loss on sale of GartnerLearning was approximately $2.0 million.

     Interest income, net increased to $9.6 million in fiscal 1998, versus $7.3 million for fiscal 1997. This improvement resulted from interest income accumulating on higher balances of cash, cash equivalents and marketable securities ($262.3 million at September 30, 1998, versus $188.7 million at September 30, 1997).

     Provision for income taxes increased by 24% or $12.0 million to $62.8 million in fiscal 1998, from $50.7 million in fiscal 1997. The effective tax rate was 42% and 41% for fiscal 1998 and 1997, respectively. As a result of the sale of GartnerLearning, additional taxes of $4.2 million were incurred, primarily due to the reversal of non-deductible goodwill. Excluding these additional taxes, the Company's effective rate for fiscal 1998 was 39%, a decrease of two percentage points from fiscal 1997. This decrease is due primarily to on-going tax planning initiatives. A more detailed analysis of the changes in the provision for income taxes is provided in Note 10 of the Notes to Consolidated Financial Statements.

FISCAL YEAR ENDED SEPTEMBER 30, 1997
VERSUS FISCAL YEAR ENDED SEPTEMBER 30, 1996

Total revenues increased 30% to $511.2 million in fiscal 1997 as compared to $394.7 million in fiscal 1996. Revenues from advisory (excluding consulting) and measurement services increased 29% in fiscal 1997 to $396.2 million compared to $306.5 million in fiscal 1996 and comprised approximately 78% of total revenues in both fiscal 1997 and fiscal 1996. Revenue from learning increased 74% in fiscal 1997 to $21.3 compared to $12.2 in fiscal 1996 and comprised approximately 4% of revenues in fiscal 1997 versus 3% in fiscal 1996. The increase in revenues from advisory measurement and learning services reflects primarily strong market acceptance of new services introduced in 1996 and the first half of 1997, volume increases as a result of increased geographic and client penetration, continuation of a volume pricing strategy that provides more value for the same dollars each year through the expansion of electronic distribution within client companies and incremental revenues from acquisitions completed in fiscal 1997 and fiscal 1996 (primarily Datapro Information Services, Inc, ("Datapro") and J3 Learning, Inc.).

     Other revenues, consisting principally of revenues from conferences and consulting services, increased 23% to $93.7 million in fiscal 1997 as compared to $75.9 million in the prior year. The increase is primarily attributable to additional conferences held in fiscal 1997, increased revenue versus fiscal 1996 for certain conferences and expansion of consulting services to new geographic regions.

     The rate of growth in advisory, measurement and learning revenues has continued to be strong in the three defined geographic market areas of the
Company: the United States, Europe and Other International. Revenues from sales to United States clients increased 31% to $333.0 million in fiscal 1997 from $253.5 million in fiscal 1996. Revenues from sales to European clients increased 24% to $122.0 million in fiscal 1997 from $98.8 million in fiscal 1996, and revenues from sales to Other International clients increased 33% to $56.2 million in fiscal 1997 from $42.4 million in fiscal 1996. These increases reflect primarily the continued results of the Company's sales strategy to extend the Company's sales channels to clients with revenues ranging from $500 million to $2 billion, in addition to the Company's historic focus on larger customers. In Europe and Other International markets, additional investment in direct sales personnel and distributor relationships has also contributed to revenue growth. The Company intends to continue its expansion of operations outside of the United States.

     Operating income was $116.6 million in fiscal 1997 compared to $49.4 million in fiscal 1996. Excluding $34.9 million in acquisition-related charges (consisting primarily of a $32.2 million write-off of purchased in-process research and development costs in connection with the acquisition of J3 Learning Corporation) operating income in fiscal 1997 increased 38%. All three geographic areas experienced growth in operating income in fiscal 1997, with a 139%, 130% and 138% increase in the United States, Europe and Other International geographic areas, respectively. Operating income, as a percentage of total, increased to 23% of revenues for fiscal 1997 versus 21% for fiscal 1996, revenues, after excluding the above mentioned charges. Operating income has increased as a result of solid revenue growth coupled with controlled spending that has allowed the Company to gain economies of scale through the leveraging of its resources (additional revenues have been generated using essentially the same resources). The Company's continued focus on margin improvement has favorably impacted operating results.

     While costs and expenses, excluding acquisition-related charges, increased to $394.6 million in fiscal 1997 from $310.3 million in fiscal 1996, such costs decreased to 77% of total revenues from 79% in fiscal 1996. Cost of services and product development expenses were $202.8 million and $153.0 million for fiscal 1997 and 1996, respectively. This increase in expenses over the prior fiscal year reflects the need to provide additional support to the growing client base, including investment in strategic areas such as electronic and Internet distribution, costs associated with the implementation of the Company's new client inquiry process (QuickPath) and product development costs (particularly for technology-based training products). The decrease in cost of services and product development expenses, as a percentage of total revenues is primarily attributable to improved gross margins on conferences as compared to the prior year and lower delivery cost per dollar of revenue generated due to increased electronic delivery of services and products. Selling, general and administrative expenses, which were $173.6 million and $144.5 million for fiscal 1997 and 1996, respec-
tively, increased as a result of the Company's continuing expansion of worldwide distribution channels and resulting commissions earned on the revenue generated. The increase in commission expense was offset partially by the elimination and/or reduction of redundant general and administrative expenses, including personnel reductions and facility rationalization relating to acquisitions. Although the Company has added general and administrative resources to support the growing revenue base, it has benefited from economies of scale and leveraging of its general and administrative staff and facilities. Consequently, selling, general and administrative expenses were 34% of total revenues for fiscal 1997 as compared to 37% for fiscal 1996.

     Acquisition-related charges of $34.9 million in fiscal 1996 for the acquisitions of Dataquest, Inc. ("Dataquest") and J3 were not recurring in fiscal 1997. Depreciation expense increased to $11.8 million in fiscal 1997 from $9.1 million in fiscal 1996, primarily due to capital spending required to support business growth. Additionally, amortization of intangibles increased by $2.6 million in fiscal 1997 as compared to fiscal 1996, reflecting primarily goodwill associated with fiscal 1996 and 1997 acquisitions.

     Interest income, net increased to $7.3 million in fiscal 1997, versus $3.7 million for fiscal 1996. This improvement resulted from interest income accumulating on the Company's cash, cash equivalents and marketable securities ($188.7 million at September 30, 1997, versus $129.9 million at September 30,
1996), changes in the mix of investments to higher yielding investments and from reduced interest expense after remaining debt related to fiscal 1993 and 1994 acquisitions was paid during fiscal 1996. Interest rates were not a significant factor in the increase in interest income earned in fiscal 1997 versus fiscal 1996.

     Provision for income taxes increased by $14.0 million to $50.7 million in fiscal 1997, up from $36.7 million in fiscal 1996. The effective rate was 41% and 69% for fiscal 1997 and 1996, respectively. Absent the non-deductible write-off for purchased in-process research and development costs, the effective tax rate for fiscal 1996 was 43%. The decrease in the effective tax rate from fiscal 1996, excluding acquisition-related charges, is due to on-going tax planning initiatives. A more detailed analysis of the changes in the provision for income taxes is provided in Note 10 of the Notes to Consolidated Financial Statements.

PROPOSED RECAPITALIZATION, SPECIAL CASH DIVIDEND AND SHARE REPURCHASE

On November 12, 1998, the Company's Board of Directors approved an agreement in principle with IMS Health Inc. ("IMS Health") which owns 47.6 million or 47% of the Company's Class A Common Stock to undertake a recapitalization of the Company and facilitate a tax-free spin-off by IMS Health of its equity position in Gartner Group Inc. to its shareholders. As part of the recapitalization, IMS Health will exchange 40.7 million shares of Class A Common Stock for an equal number of shares of new Class B Common Stock of the Company prior to the spin-off. This new class of common stock will be entitled to elect at least 80% of the Company's Board of Directors, but will otherwise be substantially identical to existing Class A Common Stock. The Class B Common Stock will be distributed to IMS Health shareholders in a tax-free distribution. IMS Health will continue to hold 6.9 million shares of Class A Common Stock after the spin-off. It is the intention of IMS Health to sell these shares within one year of the spin-off, subject to certain conditions. In addition, the Company agreed that it would pay a one-time special cash dividend of $300.0 million to its shareholders of record immediately prior to the IMS Health spin-off. Further, the Company also agreed that it would repurchase $300.0 million of its Class A Common Stock on the open market after the spin-off. The exchange, spin-off and special cash dividend are expected to be completed in the third quarter of fiscal 1999, subject to approval by the IRS of the tax-free status of the spin-off and approval of the recapitalization plan by the non-IMS Health shareholders of the Company. The share repurchase program will commence after the spin-off and is expected to be completed within one year.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

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

     The Company's operating results are subject to the risks inherent in international sales, including changes in market demand as a result of exchange rate fluctuations, tariffs and other barriers, challenges in staffing and managing foreign sales operations, and higher levels of taxation on foreign income than domestic income. Further expansion would also require additional management attention and financial resources.

LIQUIDITY AND CAPITAL RESOURCES

The Company has primarily financed its operations to date through cash provided by operating activities. The combination of revenue growth and operating margin improvements have contributed to increases in cash provided by operating activities in fiscal 1998, 1997 and 1996. In addition, cash flow has been enhanced by the Company's continuing management of working capital requirements to support increased sales volumes from growth in the pre-existing businesses and growth due to acquisitions.

     Cash provided by operating activities during fiscal 1998 was $97.8 million, compared to $87.2 million in the prior fiscal year, reflecting primarily the impact of increased operating income and changes in balance sheet accounts, particularly fees receivable, deferred revenues, deferred commissions and prepaid and other current assets.

     Cash used for investing activities totaled $145.2 million for fiscal 1998, compared to $84.3 million for fiscal 1997. During fiscal 1998, the Company used $47.5 million in cash for acquisitions, primarily for the purchase of Vision Events International Inc. for $20.5 million, Interpose for $7.5 million and the Research Board Inc. for $6.4 million. Additionally, the Company used $15.0 million for investments in unconsolidated businesses. The Company also used $24.3 million for the purchase of capital assets and had net purchases of marketable securities for $58.2 million.

     Cash provided by financing activities totaled $62.9 million in fiscal 1998, compared to $44.6 million for fiscal 1997. The increase in fiscal 1998 is driven primarily by a $47.3 million credit to additional paid-in capital for tax benefits received from stock transactions with employees and $35.7 million from the issuance of common stock upon the exercise of employee stock options. The tax benefit of stock transactions with employees is due to a reduction in the corporate income tax liability based on an imputed compensation deduction equal to employees' gain upon the exercise of stock options at an exercise price below fair market. As additional stock options have become exercisable each fiscal year under the Company's stock option plans, the volumes of option exercises have increased, thereby resulting in significant tax benefits being realized in both fiscal 1998 and 1997. These increases were partially offset by a net cash settlement of $12.0 million on a forward purchase agreement on the Company's common stock and $13.9 million for the purchase of treasury stock.

     The effect of exchange rates reduced cash and cash equivalents by $0.2 million for the year ended September 30, 1998, and was due to the strengthening of the U.S. dollar versus certain foreign currencies. In fiscal 1997 the effect of exchange rates reduced cash and cash equivalents by $1.8 million. At September 30, 1998, cash, cash equivalents and marketable securities totaled $262.3 million. In addition, the Company has available two unsecured credit lines with The Bank of New York and Chase Manhattan Bank for $5.0 million and $25.0 million, respectively. These lines may be cancelled by the banks at any time without prior notice or penalty. Additionally, the Company issues letters of credit in the ordinary course of business. The Company had outstanding letters of credit with Chase Manhattan Bank of $4.1 million and $2.0 million with The Bank of New York at September 30, 1998. The Company believes that its current cash balances and maturing marketable debt securities, together with cash anticipated to be provided by operating activities and borrowings available under the existing lines of credit, will be sufficient for the expected short-term cash needs of the Company, including possible acquisitions. Additionally as mentioned above, the Company is seeking a recapitalization that when completed would require a significant amount of cash to fund the special dividend and the repurchase of common shares. The Company believes that current cash balances and maturing marketable debt securities, expected cash to be generated from operations and the Company's ability to borrow beyond the current lines of credit, will be sufficient to provide the liquidity required. The Company currently has no other material capital commitments.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Portions of the foregoing discussion include descriptions of the Company's expectations regarding future trends affecting its business. The forward-looking statements made in this annual report, as well as all other forward-looking statements or information provided by the Company or its employees, whether written or oral, are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and future results are subject to, and should be considered in light of risks, uncertainties and other factors which may affect future results including, but not limited to: competition, rapid changing technology, regulatory requirements and uncertainties of international trade as set forth under "Factors that May Affect Future Performance".

COMMON STOCK INFORMATION

Since September 15, 1998 the Company's Class A Common Stock has been listed for trading on the New York Stock Exchange under the symbol "IT". Prior to September 15, 1998, it was listed on the Nasdaq National Market. The Company effected two-for-one stock splits by means of stock dividends on March 29, 1996, June 28, 1995 and August 26, 1994. All earnings per share and share data presented herein have been restated retroactively to reflect such splits. As of

September 30, 1997, the Company recorded the conversion of all Class B Common Stock into Class A Common Stock on a one for one basis, pursuant to a provision of the Articles of Incorporation which required conversion when the Class B Common Stockholder's voting equity fell below a certain ownership percentage after considering all exercisable options and warrants outstanding. During fiscal 1998, the Company's Class A Common Stock traded within a range of daily closing prices of $21.94 to $40.81 per share.

Quarterly Common Stock Prices

                                          FISCAL YEAR 1998            FISCAL YEAR 1997
                                      -----------------------------------------------------
                                          HIGH          LOW           HIGH          LOW
-------------------------------------------------------------------------------------------
First Quarter ended December 31         $ 37.25       $ 26.75       $ 38.88       $ 29.75
Second Quarter ended March 31           $ 40.81       $ 33.38       $ 42.06       $ 20.38
Third Quarter ended June 30             $ 35.19       $ 30.44       $ 35.94       $ 20.63
Fourth Quarter ended September 30       $ 35.19       $ 20.88       $ 36.63       $ 25.50

As of September 30, 1998, the Company has not paid any cash dividends on its common stock. As discussed above, the agreement in principal to recapitalize the Company includes a special one-time cash dividend of $300.0 million which will be paid to shareholders of record immediately prior to the planned spin-off by IMS Health. Except for this proposed special one-time cash dividend, which is subject to certain IRS and shareholder approvals, the Company currently intends to retain future earnings for use in its business and does not anticipate that any additional cash dividends will be declared or paid on the common stock in the foreseeable future.

YEAR 2000 ISSUES

The Year 2000 problem results from the fact that many technology systems have been designed using only a two-digit representation of the year portion of the date. This has the potential to cause errors or failures in those systems that depend on correct interpretation of the year, but cannot necessarily correctly interpret "00" as the year "2000". There are two other issues that are generally considered part of the Year 2000 problem: a) the fact that the year 2000 is a special case leap year and b) certain dates over the next few years, such as 9/9/99, could be misinterpreted as codes with special meanings, such as 9999 means an invalid record (This is a simple description of the most common cause of the Year 2000 problem. There are many complete descriptions, with examples, such as the Year 2000 Guide for Practitioners.) The problem can manifest itself before, on or after January 1, 2000. The Year 2000 problem has often been described as a computer problem, but there is a growing recognition that the issue extends far beyond conventional computers and affects virtually every facet of a modern company's operations and interfaces with third parties.

     The Company's Year 2000 efforts are organized around understanding and addressing the business-critical functions in each of the six major areas that could potentially be affected by Year 2000 issues (business-critical functions are defined as those whose failure or significant disruption would have a material adverse impact on the Company's business, financial condition or results of operations or involve a safety risk to employees or customers):

     Supply Chain--suppliers, customers, financial affiliates, and government agencies

     Products & Services--goods created by the Company for its customers

     Information Technology ("IT") Applications--in-house and vendor business computer programs

     IT Infrastructure--computers, communications and call center systems Non-IT

     Process Systems--systems used to create and deliver the Company's products & services

     Non-IT Facilities Systems--systems used to monitor and control the Company's places of work and office equipment

     While the potential ramifications of the Year 2000 issue are significant, the Company believes that it is taking full advantage of its internal resources and all necessary external resources to understand, identify and correct all Year 2000 issues within its control. The Company recognizes that there are significant unknowns, hence potential risks, that are outside its control and will also take all reasonable steps to minimize the impact of those exposures. The Company has made available timely information on the status of Year 2000 efforts to its employees and on the status of products to its customers. In the absence of significant factors outside its control, the Company expects to be fully prepared to meet the Year 2000 with minimal, if any, impact to its employees and customers.

     The Company expects to have made all essential IT and non-IT systems Year 2000 ready before their known failure dates or January 1, 2000, whichever is sooner. All products of the Company are, or are expected to be, Year 2000 ready before their known failure dates or by January 1, 2000, whichever is sooner, and should any date-related problems be revealed after that point, they will be fixed at no extra charge to the customer or replaced with a product of equal value. The Company has established a global inquiry response process to ensure timely, clear, consistent, accurate and documented responses to all requests for information about its products and services.

     The Company further expects to take all prudent and reasonable steps to validate the Year 2000-readiness of its direct supply chain interfaces, but believes that this area does and will continue to represent a significant level of uncertainty and business risk at least through the first half of the year 2000. If a significant portion of the supply chain suffers Year 2000-related business disruption, there could be a material impact on the Company's financial condition and results of operations. The Company's definition for Year 2000 readiness is "A Definition of Year 2000 Conformity Requirements" published by the British Standards Institution (DISC PD 2000-1:1998).

     Expectations for a successful outcome are based on the incorporation of a number of "best practices" in addressing the Year 2000 problem. The Company has a formal global Year 2000 program office, headed by the Chief Information Officer who reports directly to the President and staffed by a core project team of senior managers with representatives from key worldwide business units. Year 2000 remediation work is being performed by a combination of in-house and vendor personnel, which is consistent with normal business operations. Year 2000 progress and issues are reviewed regularly with some or all of the Senior Management Team, including legal counsel, and the Audit Committee to ensure timely and appropriate management attention. General employee communication programs are increasing. The program office is using a compliance-reporting and risk-assessment methodology which provides a classification system and checklist with domains including IT infrastructure, applications and procedures, process systems, facilities and equipment, products and services, and supply chains. The methodology uses the combined insights and knowledge bases from Gartner Group's research, benchmarking and consulting organizations. The Company has established standards for compliance, date testing, document retention and contingency plans.

     The Company has begun a formal prioritization and communication program with all material suppliers to ascertain their readiness. All significant Company products have or will undergo testing to determine their ability to function correctly according to date testing standards. The core suite of accounting, finance, and human resources applications have been replaced by Year 2000 compliant vendor packages. The remaining key in-house developed applications have been analyzed for potential date problems and are in the process of being remediated. Many components of the IT infrastructure, non-IT process systems and non-IT facilities systems have been replaced or upgraded. It is believed that all of the remaining non-compliant key components have been identified and these are planned for replacement or upgrade in accordance with normal maintenance schedules.

     The Company has used standard cost accounting principles (where possible, activity-based costing) to assign costs to Year 2000 activities. The Company expects to establish a separate Year 2000 account to budget and track significant fiscal 1999 Year 2000 expenditures. All maintenance and modification costs are expensed as incurred, while the cost of new systems is being capitalized according to generally accepted accounting principles. Identified Year 2000 expenses amounted to $1.9 million in fiscal 1998 and are forecast to be $5.2 million in fiscal 1999. These costs are predominantly for the budgeted replacement or upgrades of IT and non-IT systems, but also include pro-rated personnel standard unit costs. These estimates do not include the Company's potential share of Year 2000 costs that may be incurred in relation to recent acquisitions.

     The need to replace or upgrade systems and applications subject to Year 2000 errors had been anticipated and factored into regular improvements of the Company's IT and non-IT technological environment. As a result, the source of funding for Year 2000 remediation efforts is expected to be predominantly from cash flow from operations and, perhaps, in a few isolated incidences from the short-term deferral of other discretionary projects. The Company has not incurred and does not expect any material impact to future earnings or financial condition as a result of Year 2000 repair or replacement activities.

     The Company has examined the business impact associated with each of the six major areas described above. The Company believes that it has limited products and services exposure due to the nature of those products and services, as well as efforts expended to-date. The area of potential greatest risk is the Supply Chain. This risk is somewhat mitigated by the diverse and distributed characteristics of both its Suppliers and Customers and the fact that the Company has no material single vendor source suppliers. The Company has contacted key suppliers and customers to ascertain Year 2000 readiness, through questionnaires and/or personal follow-up, as appropriate. The Company has developed a "reasonably likely worst case scenario" based on exploring a wide range of possible results from Year 2000 problems (note: it is expected that there is a relatively small probability that the reasonably likely worst case scenario would actually occur). The Company believes that this scenario would be the result of a general economic downturn coupled with sporadic problems with basic infrastructure services. This scenario would probably affect the Company's revenues and could change demand for services (note: there is also a possibility for increased demand for the Company's services related to the Year 2000). The Company has begun the process of identifying potential variants of this scenario and expects to develop business contingencies to deal with these situations. Other undiscovered issues related to the Year 2000 issue have the potential for an adverse impact on the Company's financial condition.

     The Company plans to carefully monitor developments with key third party organizations, to identify alternatives as needed and to promote the integrity of the supply chain through information sharing as appropriate. In addition, the Company has begun the process of developing standards for Year 2000 contingency plans and will use this to guide the process of preparing for the most likely case and reasonably anticipated scenario.

     The Company's plans to address the Year 2000 problem are based on management's best judgments together with the information that is available to date. Management's position is based on assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated.

Unanticipated failures resulting from, but not limited to: a) essential third parties, b) the Company's ability to identify all date-sensitive systems, or c) the Company's ability to execute its own remediation efforts, could materially impact the Company's business and financial condition.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") were issued. FAS 130 establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders which is currently not required. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is required to adopt both new disclosure standards in the first quarter of fiscal 1999.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use and amortize such costs over the software's estimated useful life. The Company is required to adopt SOP 98-1 in fiscal 2000. The Company is currently evaluating the effect of adoption of SOP 98-1 on the Company's financial position and results of operations.

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities " ("FAS 133") was issued. FAS 133 establishes a new model for accounting for derivatives and hedging activities. The Statement requires all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company is required to adopt FAS 133 in fiscal 2000. The Company is currently evaluating the effect of adoption of FAS 133 on the Company's financial position and results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Amounts invested in the Company's foreign operations are translated into U.S. dollars at the exchange rates in effect at year end. The resulting translation adjustments are recorded as cumulative translation adjustment, a component of stockholders' equity, in the Consolidated Balance Sheets.

ITEM 8. Consolidated Financial Statements and Supplementary Data.

CONSOLIDATED FINANCIAL STATEMENTS

The Company's consolidated financial statements for the fiscal years ended September 30, 1998 and 1997, together with the reports thereon of KPMG Peat Marwick LLP, independent auditors, dated October 30, 1998, except as to note 18 which is as of November 12, 1998, and the eighth paragraph of note 3 (Interpose acquisition), which is as of December 10, 1998, are included in this Report beginning on Page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None in the fiscal years ended September 30, 1998 and 1997.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant.

Information relating to Directors is set forth under the caption "Proposal One:
Election of Directors" on pages 2 through 11 in the Proxy Statement for Annual Meeting of Stockholders of Registrant to be held January 28, 1999 and is incorporated herein by reference. Information relating to Section 16(a) of the Exchange Act is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 15 in the Proxy Statement for Annual Meeting of Stockholders of Registrant to be held January 28, 1999 and is incorporated herein by reference.

ITEM 11. Executive Compensation.

Information relating to Executive Compensation is set forth under the caption "Compensation of Executive Officers" on pages 6 through 11 of the Proxy Statement for Annual Meeting of Stockholders of Registrant to be held January 28, 1999 and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management. Information relating to Security Ownership of Certain Beneficial Owners and Management is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on page 15 in the Company's Proxy Statement for Annual Meeting of Stockholders of Registrant to be held January 28, 1999 and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions.
Information relating to Certain Relationships and Related Transactions is set forth under the caption "Certain Relationships and Transactions" of the Proxy Statement for Annual Meeting of Stockholders of Registrant to be held January 28, 1999 on pages 15 and 16 and is incorporated herein by reference.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1. Financial Statements
       The presentation under "Financial Statements" is included in Item 8. Consolidated Financial Statements and Supplementary Data.

    2. Financial Statement Schedule
       II. Valuation and qualifying accounts.
       Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

    3. Exhibits

   Exhibit
   Number            Description of Document
-----------------------------------------------------------------------------------------------------------------------
   3.1a(2)           Restated Certificate of Incorporation
   3.1(b)(5)         Amendment dated March 18, 1996 to Restated Certificate of
                     Incorporation
   3.2(5)            Amended Bylaws, as of April 24, 1997 4.1 Article III, IV
                     and V of Restated Certificate of Incorporation (see Exhibit 3.1 (a) and(b))
   4.2(1)            Form of Certificate for Common Stock 10.1(1) Form of Indemnification
                     Agreement
   10.2(1)           Amended and Restated Registration Rights Agreement dated March 19, 1993 among the Registrant,
                     Dun & Bradstreet Corporation and D&B Enterprises, Inc.
   10.4(2)           Lease dated December 29, 1994 by and between Soundview
                     Farms and the Registrant related to premises at 56 Top
                     Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road,
                     Stamford, Connecticut
   10.5              Lease dated May 16, 1997 by and between Soundview Farms and the Registrant related to premises at
                     56 Top Gallant Road, 70 Gatehouse Road, 88 Gatehouse Road and 10 Signal Road, Stamford,
                     Connecticut (amendment to lease dated December 29, 1994, see exhibit 10.4)
   10.6(1)*          Long Term Incentive Plan (Tenure Plan), including form of Employee Stock Purchase Agreement
   10.7(4)*          1991 Stock Option Plan, as amended and restated on January 22, 1998
   10.8 (1)*         1993 Director Stock Option Plan
   10.9 (1)*         Employee Stock Purchase Plan
   10.10(4)*         1994 Long Term Stock Option Plan, as amended and restated on January 22, 1998
   10.11(2)          Forms of Master Client Agreement
   10.12(1)          Commitment Letter dated July 16, 1993 from The Bank of New York
   10.13(1)          Indemnification Agreement dated April 16, 1993 by and among the Registrant, Cognizant
                     (as successor to the Dun & Bradstreet Corporation) and the Information Partners
                     Capital Fund
   10.15(3)          Commitment Letter dated September 30, 1996 from Chase Manhattan Bank
   10.16(4)*         1996 Long Term Stock Option Plan, as amended and restated on
                     January 22, 1998
   10.17*            Employment Agreement by and between Manuel A. Fernandez and Gartner Group, Inc. as of
                     November 12, 1998
   10.18*            Employment Agreement by and between William T. Clifford and Gartner Group, Inc. as of
                     November 12, 1998
   10.19*            Employment Agreement by and between E. Follett Carter and Gartner Group, Inc. as of
                     November 12, 1998
   10.20*            Employment Agreement by and between John F. Halligan and Gartner Group, Inc. as of
                     November 12, 1998
   10.21*            Employment Agreement by and between Michael D. Fleisher and Gartner Group, Inc. as of
                     November 12, 1998.
   10.22*            Employment Agreement by and between Manuel A. Fernandez and Gartner Group, Inc. as of
                     February, 1998
   10.23*            Addendum to the Employment Agreement by and between Manuel A. Fernandez and Gartner
                     Group, Inc. entered into as of August 24, 1998
   10.24*            Employment Agreement by and between William T. Clifford and Gartner Group, Inc. as of
                     February 26, 1998
   10.25*            Employment Agreement by and between E. Follett Carter and Gartner Group, Inc. as of
                     February 20, 1998
   10.26*            Employment Agreement by and between John F. Halligan and Gartner Group, Inc. as of
                     February 20, 1998
   10.27*            Employment Agreement by and between Michael D. Fleisher and Gartner Group, Inc. as of
                     February 20, 1989.
   13.1              Annual report to stockholders
   21.1              Subsidiaries of Registrant
   23.1              Independent Auditors' Consent
   24.1              Power of Attorney (see Signature Page)
   27.1              Financial Data Schedules
   *                 Management contract or compensation plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14(c) this report.

   (1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 33-67576), as amended, effective October 4, 1993.

   (2) Incorporated by reference from the Registrant's Annual Report on Form 10-K as filed on December 21, 1995. (3) Incorporated by reference from the Registrant's Annual Report on Form 10-K as filed on December 17, 1996. (4) Incorporated by reference from Registrant's Quarterly Report on Form10-Q as filed on May 8, 1998.
            (5) Incorporated by reference from Registrant's Registration Statement on Form S-8 (File No. 333-35169) as filed on September 8, 1997.

(b) Reports on Form 8-K
     No reports on Form 8-K were filed by the Registrant during the fiscal quarter ended September 30, 1998.

(c) Exhibits See (a) above.

(d)  Financial Statement Schedule
     See (a) above.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stamford, State of Connecticut, on the 15th and 16th day of December, 1998.


                                    GARTNER GROUP, INC.



                                    By: /s/ MANUEL A. FERNANDEZ
                                        --------------------
                                        Manuel A. Fernandez
                                        Chairman of the Board and
                                        Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

             Name                               Title                           Date
/s/ MANUEL A. FERNANDEZ        Director, Chairman of the Board           December 16, 1998
--------------------------     and Chief Executive Officer
 Manuel A. Fernandez           (Principal Executive Officer)


/s/ JOHN F. HALLIGAN           Executive Vice President and Chief        December 15, 1998
--------------------------     Financial Officer (Principal Financial
 John F. Halligan              and Accounting Officer)

/s/ MAX HOPPER                 Director                                  December 15, 1998
--------------------------
 Max Hopper

/s/ JOHN P. IMLAY              Director                                  December 15, 1998
--------------------------
 John P. Imlay

/s/ STEPHEN G. PAGLIUCA        Director                                  December 15, 1998
--------------------------
 Stephen G. Pagliuca

/s/ DENNIS G. SISCO            Director                                  December 16, 1998
--------------------------
 Dennis G. Sisco

/s/ WILLIAM O. GRABE           Director                                  December 15, 1998
--------------------------
 William O. Grabe

/s/ ROBERT E. WEISSMAN         Director                                  December 16, 1998
--------------------------
 Robert E. Weissman

By: /s/ JOHN F. HALLIGAN                                                 December 15, 1998
    -----------------------
   John F. Halligan
   Attorney-in-fact

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

GARTNER GROUP, INC.
 CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report .............................................................   F-2
Consolidated Balance Sheets as of September 30, 1998 and 1997 ............................   F-3
Consolidated Statements of Operations for Fiscal Years Ended September 30, 1998 and 1997 .   F-4
Consolidated Statements of Changes in Stockholders' Equity for Fiscal Years Ended
September 30, 1998, 1997 and 1996 ........................................................   F-5
Consolidated Statements of Cash Flows for Fiscal Years Ended September 30, 1998, 1997 and    F-6
  1996
Notes to the Consolidated Financial Statements ...........................................   F-7
Independent Auditors' Report on Schedule .................................................   F-21
Schedule II--Valuation and Qualifying Accounts, Fiscal Years Ended September 30, 1998,       F-22
  1997 and 1996

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Gartner Group, Inc.:

We have audited the accompanying consolidated balance sheets of Gartner Group, Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gartner Group, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998, in conformity with generally accepted accounting principles.

                                              KPMG Peat Marwick LLP



St. Petersburg, Florida
October 30, 1998, except as to note 18 which is as of November 12, 1998, and the eighth paragraph of note 3 (Interpose acquisition), which is as of December 10, 1998

                               GARTNER GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              SEPTEMBER 30,
                                                                                        -------------------------
                                                                                               1998          1997
-----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents ..........................................................    $ 157,744     $ 142,415
 Marketable securities ..............................................................       60,940        28,639
 Fees receivable, net of allowances of $4,125 and $5,340.............................      239,243       205,760
 Deferred commissions ...............................................................       28,287        23,019
 Prepaid expenses and other current assets ..........................................       24,865        25,775
                                                                                         ---------     ---------
  Total current assets ..............................................................      511,079       425,608
Long-term marketable securities .....................................................       43,610        17,691
Property, equipment and leasehold improvements, net .................................       50,801        44,102
Intangible assets, net ..............................................................      155,786       132,195
Other assets ........................................................................       71,595        25,716
                                                                                         ---------     ---------
  Total assets ......................................................................    $ 832,871     $ 645,312
                                                                                         =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities ...........................................    $  96,151     $  85,411
 Commissions payable ................................................................       20,422        16,979
 Accrued bonuses payable ............................................................       10,249        15,722
 Deferred revenues ..................................................................      288,013       254,071
                                                                                         ---------     ---------
  Total current liabilities .........................................................      414,835       372,183
                                                                                         ---------     ---------
Long-term deferred revenues .........................................................        3,098         3,259
Commitments and contingencies
Stockholders' equity:
Preferred Stock:
  $.01 par value, authorized 2,500,000 shares; none issued or outstanding............           --            --
Common stock:
  $.0005 par value, authorized 200,000,000 shares of Class A Common Stock and
   1,600,000 shares of Class B Common Stock; issued 113,719,037 shares of Class
   A Common (108,334,601 in 1997) and 0 shares of Class B Common Stock ..............           57            54
Additional paid-in capital ..........................................................      262,776       179,017
Cumulative translation adjustment ...................................................       (2,155)       (1,098)
Accumulated earnings ................................................................      193,485       105,138
Treasury stock, at cost, 12,540,576 and 11,624,805 shares ...........................      (39,225)      (13,241)
                                                                                         ---------     ---------
  Total stockholders' equity ........................................................      414,938       269,870
                                                                                         ---------     ---------
   Total liabilities and stockholders' equity .......................................    $ 832,871     $ 645,312
                                                                                         =========     =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               GARTNER GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

FISCAL YEAR ENDED SEPTEMBER 30,                                 1998            1997             1996
-----------------------------------------------------------------------------------------------------
Revenues:
 Advisory and measurement ..............................    $494,701       $ 396,219       $  306,542
 Learning ..............................................      18,076          21,314           12,219
 Other, principally consulting and conferences .........     129,180          93,706           75,911
                                                            --------       ---------       ----------
  Total revenues .......................................     641,957         511,239          394,672
Costs and expenses:
 Cost of services and product development ..............     247,913         202,815          152,982
 Selling, general and administrative ...................     215,928         173,610          144,473
 Acquisition-related charges ...........................       4,494              --           34,898
 Nonrecurring charges ..................................       2,819              --               --
 Depreciation ..........................................      17,909          11,758            9,064
 Amortization of intangibles ...........................       9,357           6,443            3,815
                                                            --------       ---------       ----------
  Total costs and expenses .............................     498,420         394,626          345,232
                                                            --------       ---------       ----------
Operating income .......................................     143,537         116,613           49,440
Minority interest ......................................          --              --               25
Loss on sale of GartnerLearning ........................      (1,973)             --               --
Interest income, net ...................................       9,557           7,260            3,665
                                                            --------       ---------       ----------
Income before provision for income taxes ...............     151,121         123,873           53,130
Provision for income taxes .............................      62,774          50,743           36,692
                                                            --------       ---------       ----------
Net income .............................................    $ 88,347       $  73,130       $   16,438
                                                            ========       =========       ==========
Net income per common share:
 Basic .................................................        $.88            $.77             $.18
                                                            ========       =========       ==========
 Diluted ...............................................        $.84            $.71             $.17
                                                            ========       =========       ==========
Weighted average shares outstanding:
 Basic .................................................     100,194          94,742           89,739
                                                            ========       =========       ==========
 Diluted ...............................................     105,699         102,751           98,854
                                                            ========       =========       ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              GARTNER GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  ADDITIONAL
                                                             PREFERRED   COMMON     PAID-IN
                                                               STOCK      STOCK     CAPITAL
-------------------------------------------------------------------------------------------
Balances at September 30, 1995 ............................     $ 0        $51    $  73,278
Net income ................................................      --         --           --
Issuance of 3,036,403 shares of Class A Common
 Stock upon exercise of stock options .....................      --          1        5,752
Issuance of 199,648 shares of Class A Common
 Stock from purchases by employees ........................      --         --        2,407
Issuance from treasury stock of 117,470 shares
 of Class A Common Stock from purchases
 by employees .............................................      --         --        2,140
Tax benefits of stock transactions with employees .........      --         --       29,415
Net transfers to D&B by Dataquest .........................      --         --           --
Cumulative translation adjustment .........................      --         --           --
Acquisition of Dataquest, Inc. ............................      --         --      (15,000)
Acquisition of J3 Learning, Inc. ..........................      --         --       36,719
                                                                ----       ----    ---------
Balances at September 30, 1996 ............................       0         52      134,711
Net income ................................................      --         --           --
Issuance of 4,036,862 shares of Class A Common
 Stock upon exercise of stock options .....................      --          2       13,594
Issuance from treasury stock of 195,721 shares
 of Class A Common Stock from purchases
 by employees .............................................      --         --        5,883
Conversion of 1,600,000 shares of Class B
 Common Stock into Class A Common Stock ...................      --         --           --
Tax benefits of stock transactions with employees .........      --         --       36,833
Net share settlement of 449,932 shares of Class A
 Common Stock on forward purchase agreement ...............      --         --           --
Net cash settlement paid on forward purchase
 agreement ................................................      --         --      (12,004)
Cumulative translation adjustment .........................      --         --           --
                                                                ----       ----    ---------
Balances at September 30, 1997 ............................       0         54      179,017
Net Income ................................................      --         --           --
Issuance of 5,370,690 shares of Class A Common
 Stock upon exercise of stock options .....................      --          3       35,727
Issuance from treasury stock of 195,904 shares
 of Class A Common Stock from purchases
 by employees .............................................      --         --        5,885
Tax benefits of stock transactions with employees .........      --         --       47,273
Net share settlement of 365,949 shares of Class A
 Common Stock on forward purchase agreement ...............      --         --           --
Net cash settlement paid on forward purchase
 agreement ................................................      --         --      (12,045)
Acquisition of 655,800 shares of Class A Common
 Stock ....................................................      --         --           --
302,003 shares of Class A Common stock received
 in settlement of officer loans ...........................      --         --           --
Issuance of 225,927 shares of Class A Common
 Stock related to acquisitions ............................      --         --        6,919
Cumulative translation adjustment .........................      --         --           --
                                                                ----       ----    ---------
Balances at September 30, 1998 ............................     $ 0        $57    $ 262,776
                                                                ====       ====   ==========

                                                              CUMULATIVE                                   TOTAL
                                                             TRANSLATION   ACCUMULATED     TREASURY    STOCKHOLDERS'
                                                              ADJUSTMENT     EARNINGS       STOCK         EQUITY
--------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1995 ............................   $ (2,500)     $ 17,257      $ (13,835)    $  74,251
Net income ................................................         --        16,438             --        16,438
Issuance of 3,036,403 shares of Class A Common
 Stock upon exercise of stock options .....................         --            --             --         5,753
Issuance of 199,648 shares of Class A Common
 Stock from purchases by employees ........................         --            --             --         2,407
Issuance from treasury stock of 117,470 shares
 of Class A Common Stock from purchases
 by employees .............................................         --            --            264         2,404
Tax benefits of stock transactions with employees .........         --            --             --        29,415
Net transfers to D&B by Dataquest .........................         --        (1,687)            --        (1,687)
Cumulative translation adjustment .........................       (465)           --             --          (465)
Acquisition of Dataquest, Inc. ............................         --            --             --       (15,000)
Acquisition of J3 Learning, Inc. ..........................         --            --             --        36,719
                                                              --------      --------      ---------     ---------
Balances at September 30, 1996 ............................     (2,965)       32,008        (13,571)      150,235
Net income ................................................         --        73,130             --        73,130
Issuance of 4,036,862 shares of Class A Common
 Stock upon exercise of stock options .....................         --            --             --        13,596
Issuance from treasury stock of 195,721 shares
 of Class A Common Stock from purchases
 by employees .............................................         --            --            330         6,213
Conversion of 1,600,000 shares of Class B
 Common Stock into Class A Common Stock ...................         --            --             --            --
Tax benefits of stock transactions with employees .........         --            --             --        36,833
Net share settlement of 449,932 shares of Class A
 Common Stock on forward purchase agreement ...............         --            --             --            --
Net cash settlement paid on forward purchase
 agreement ................................................         --            --             --       (12,004)
Cumulative translation adjustment .........................      1,867            --             --         1,867
                                                              --------      --------      ---------     ---------
Balances at September 30, 1997 ............................     (1,098)      105,138        (13,241)      269,870
Net Income ................................................         --        88,347             --        88,347
Issuance of 5,370,690 shares of Class A Common
 Stock upon exercise of stock options .....................         --            --             --        35,730
Issuance from treasury stock of 195,904 shares
 of Class A Common Stock from purchases
 by employees .............................................         --            --            184         6,069
Tax benefits of stock transactions with employees .........         --            --             --        47,273
Net share settlement of 365,949 shares of Class A
 Common Stock on forward purchase agreement ...............         --            --             --            --
Net cash settlement paid on forward purchase
 agreement ................................................         --            --             --       (12,045)
Acquisition of 655,800 shares of Class A Common
 Stock ....................................................         --            --        (16,187)      (16,187)
302,003 shares of Class A Common stock received
 in settlement of officer loans ...........................         --            --         (9,985)       (9,985)
Issuance of 225,927 shares of Class A Common
 Stock related to acquisitions ............................         --            --              4         6,923
Cumulative translation adjustment .........................     (1,057)           --             --        (1,057)
                                                              --------      --------      ---------     ---------
Balances at September 30, 1998 ............................   $ (2,155)     $193,485      $ (39,225)    $ 414,938
                                                              ========      ========      =========     =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               GARTNER GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         FISCAL YEAR ENDED SEPTEMBER 30,
                                                                                    -----------------------------------------
                                                                                            1998           1997          1996
-----------------------------------------------------------------------------------------------------------------------------
Operating activities:
 Net income .....................................................................    $   88,347     $  73,130      $  16,438
Adjustments to reconcile net income to cash provided by operating activities:
 Depreciation and amortization of intangibles ...................................        27,266        18,201         12,879
 Acquisition-related charges ....................................................         4,494            --         34,898
 Provision for doubtful accounts ................................................         4,051         3,421          3,295
 Equity in losses of minority owned company .....................................           512           202            (25)
 Deferred revenues ..............................................................        30,292        41,750         35,800
 Deferred tax expense (benefit) .................................................           906         1,554         (1,394)
 Pre-acquisition tax benefit applied to reduce goodwill .........................            --           275            517
 Loss on sale of GartnerLearning ................................................         1,973            --             --
Changes in assets and liabilities, net of effects of acquisitions:
 Increase in fees receivable ....................................................       (39,737)      (60,378)       (31,779)
 Increase in deferred commissions ...............................................        (5,132)       (4,262)        (1,154)
 Increase in prepaid expenses and other current assets ..........................       (10,645)       (7,915)        (1,995)
 (Increase) decrease in other assets ............................................        (5,100)       (2,707)           116
 Increase (decrease) in accounts payable and accrued liabilities ................         2,311        23,058         (5,414)
 Increase in commissions payable ................................................         3,566         1,785          2,160
 (Decrease) increase in accrued bonuses payable .................................        (5,309)         (957)         1,347
                                                                                     ----------     ---------      ---------
Cash provided by operating activities ...........................................        97,795        87,157         65,689
                                                                                     ----------     ---------      ---------
Investing activities:
 Proceeds from sale of GartnerLearning ..........................................         5,000            --             --
 Payment for businesses acquired (excluding cash acquired) ......................       (45,418)      (33,306)       (46,176)
 Investments in unconsolidated subsidiaries .....................................       (19,814)       (9,089)          (750)
 Addition of property, equipment and leasehold improvements .....................       (24,269)      (21,513)       (15,614)
 Marketable securities purchased, net ...........................................       (58,220)      (13,229)        (4,268)
 Loans to officers ..............................................................        (2,475)       (7,163)            --
                                                                                     ----------     ---------      ---------
Cash used for investing activities ..............................................      (145,196)      (84,300)       (66,808)
                                                                                     ----------     ---------      ---------
Financing activities:
 Principal payments on long-term debt and capital lease obligations .............            --            --         (6,725)
 Issuance of common stock and warrants ..........................................        35,730        13,596          5,753
 Proceeds from Employee Stock Purchase Plan offering ............................         5,885         5,883          4,547
 Tax benefits of stock transactions with employees ..............................        47,273        36,833         29,415
 Distributions of capital between Dataquest and former parent ...................            --            --         (1,687)
 Net cash settlement on forward purchase agreement ..............................       (12,045)      (12,004)            --
 (Purchase) sale of treasury stock ..............................................       (13,931)          330            264
                                                                                     ----------     ---------      ---------
Cash provided by financing activities ...........................................        62,912        44,638         31,567
                                                                                     ----------     ---------      ---------
Net increase in cash and cash equivalents .......................................        15,511        47,495         30,448
Effect of exchange rates on cash and cash equivalents ...........................          (182)       (1,835)          (274)
Cash and cash equivalents, beginning of period ..................................       142,415        96,755         66,581
                                                                                     ----------     ---------      ---------
Cash and cash equivalents, end of period ........................................    $  157,744     $ 142,415      $  96,755
                                                                                     ==========     =========      =========
Supplemental disclosures of cash flow information: Cash paid during the period for:
 Interest .......................................................................            --            --      $     437
 Income taxes ...................................................................    $    7,721     $   6,597      $   8,463
Supplemental schedule of non-cash investing and financing activities:
 Stock received in settlement of officer loans and related interest .............    $    9,985            --             --
 Equity interest received in connection with sale of GartnerLearning ............    $   42,500            --             --
 Stock and options issued in connection with acquisitions .......................    $    6,923            --      $  36,719
 Treasury stock transactions settled subsequent to year end .....................    $    2,072            --             --

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              GARTNER GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation. The consolidated financial statements include the accounts of Gartner Group, Inc. ("GGI" or the "Company") and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Minority interest represents the minority stockholder's proportionate share of the equity in businesses owned less than 100%. The results of operations for acquisitions of companies accounted for using the purchase method have been included in the Consolidated Statements of Operations beginning on the effective date of acquisition. The Company's investments in 20% to 50% owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. Investments of less than 20% are carried at cost.

Revenue and commission expense recognition. Revenue from advisory, measurement and learning ("AML") contracts is recognized as products and services are delivered, and as the Company's obligation to the client is completed over the contract, generally twelve months. The Company's policy is to record at the time of signing of an AML contract the fees receivable and related deferred revenues for the full amount of the contract billable on that date. All such contracts are non-cancelable and non-refundable, except for government contracts which have a 30-day cancellation clause. Government contracts have not produced material cancellations to date. All contracts are billable upon signing, absent special terms granted on a limited basis. The Company also records the related commission obligation upon the signing of the contract and amortizes the corresponding deferred commission expense over the contract period in which the related revenues are earned and amortized to income. Revenue from software licensing fees is recognized when the products have been delivered, collectibility is probable, and the related software license fees are fixed or determinable. Components of revenues attributable to future service are deferred and recognized as such services are performed. Other revenues consist principally of revenues recognized as earned from consulting services and conferences.

Cash equivalents and marketable securities. Marketable securities that mature within three months of purchase are considered cash equivalents. Investments with maturities of more than three months are classified as marketable securities. The Company's marketable securities consist of marketable debt securities which are classified as held-to-maturity and valued at amortized cost, which approximates market. It is management's intent to hold all investments to maturity.

Inventories. Inventories, which have primarily consisted of finished goods related to the Company's training business, GartnerLearning, are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories consist primarily of material costs, and are included in the balance sheet caption "Prepaid expenses and other current assets". Inventories were $0 and $2.1 million at September 30, 1998 and 1997, respectively.

Property, equipment and leasehold improvements. Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the asset or the remaining term of the related leases.

Software development costs. Under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," capitalization of computer software development costs is to begin upon the establishment of technological feasibility, limited to the net realizable value of the software product, and cease when the software product is available for general release to clients. Until these products reach technological feasibility, all costs related to development efforts are charged to expense. Amortization of capitalized computer software development costs begins when the products are available for general release to customers. Software development costs, subsequent to technological feasibility and prior to general release, have not been material and have been expensed.

Intangible assets. Intangible assets include goodwill, non-compete agreements, tradenames and other intangibles. Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the tangible and identifiable intangible net assets acquired. Amortization is recorded using the straight-line method over periods ranging from seven to thirty years. These amounts have been and are subject to adjustment in accordance with the provisions of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109") (see Note 9. Income Taxes). Non-compete agreements are being amortized on a straight-line basis over the period of the agreement ranging from three to five years. Tradenames and other intangibles are being amortized on a straight-line basis over their estimated useful lives ranging from four to thirty years. At the end of each quarter, the Company reviews events and

                              GARTNER GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

changes in circumstances to determine whether the recoverability of the carrying value of the intangible asset should be assessed. Should events or circumstances indicate that the carrying value may not be recoverable based on undiscounted future cash flows, an impairment loss measured by the difference between the discounted future cash flows (or another acceptable method for determining fair value) and the carrying value of the intangible would be recognized by the Company.

Foreign currency translation. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The resulting translation adjustments are recorded as a component of stockholders' equity.

Income taxes. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using presently enacted tax rates. The provision for income taxes is the sum of the amount of income tax paid or payable for the year as determined by applying the provisions of enacted tax laws to taxable income for that year and the net changes during the year in the Company's deferred tax assets and liabilities.

     Undistributed earnings of subsidiaries outside of the U.S. amounted to approximately $12.1 million and will either be indefinitely reinvested or remitted substantially free of tax. Accordingly, no material provision has been made for taxes that may be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability. The Company credits additional paid-in capital for realized tax benefits arising from stock transactions with employees. The tax benefit on a non-qualified stock option is equal to the tax effect of the difference between the market price of a share of the Company's common stock on the exercise and grant dates. To the extent the Company incurs employment taxes as a direct result of the exercise of such stock options, this cost is charged to additional paid-in capital.

Computations of income per share of common stock. In February 1997, Statement of Financial Accounting Standards No. 128 "Earning per Share" ("FAS 128") was issued. The Statement sets forth guidance on the presentation of earnings per share ("EPS") and requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic EPS is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings, including stock options and warrants. EPS amounts have been calculated and presented under the provisions of FAS 128.

     The following table sets forth the required disclosures of the reconciliation of the basic and diluted net earnings per share computations.

                                                                                    FISCAL YEAR ENDED SEPTEMBER 30
                                                                              ------------------------------------------
                                                                                      1998           1997           1996
------------------------------------------------------------------------------------------------------------------------
Numerator:
 Net income ...............................................................    $  88,347      $  73,130       $ 16,438
                                                                               =========      =========       ========
Denominator
 Denominator for basic earnings per share--weighted average number of
  common shares outstanding ...............................................      100,194         94,742         89,739
 Effect of dilutive securities:
  Weighted average number of common shares under warrant outstanding ......          298            274            310
  Weighted average number of option shares outstanding ....................        5,207          7,735          8,805
                                                                               ---------      ---------       --------
  Dilutive potential common shares ........................................        5,505          8,009          9,115
                                                                               ---------      ---------       --------
  Denominator for diluted earnings per share--adjusted weighted average
    number of common shares outstanding ...................................      105,699        102,751         98,854
                                                                               =========      =========       ========
Basic earnings per common share ...........................................    $    0.88      $    0.77       $   0.18
                                                                               =========      =========       ========
Diluted earnings per common share .........................................    $    0.84      $    0.71       $   0.17
                                                                               =========      =========       ========

     For the fiscal year ended September 30, 1998, options to purchase 2.2 million shares of Class A Common Stock of the Company with exercise prices greater than the average fair market value of the Company's stock for the period of

                              GARTNER GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

$32.67 were not included in the calculation because the effect would have been antidilutive. All outstanding options for the fiscal years ended September 30, 1997 and 1996 were dilutive and were included in the calculation of diluted earnings per share.

Recently issued accounting standards. In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") were issued. FAS 130 establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders which is currently not required. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is required to adopt both new disclosure standards in the first quarter of fiscal 1999.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use and amortize such costs over the software's estimated useful life. The Company is required to adopt SOP 98-1 in fiscal 2000. The Company is currently evaluating the effect of adoption of SOP 98-1 on the Company's financial position and results of operations.

     In June 1998, Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities " ("FAS 133") was issued. FAS 133 establishes a new model for accounting for derivatives and hedging activities. The Statement requires all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company is required to adopt FAS 133 in fiscal 2000. The Company is currently evaluating the effect of adoption of FAS 133 on the Company's financial position and results of operations.

Fair Value of Financial Instruments. Most of Company's financial instruments, including cash, marketable securities, trade receivables and payables, and accruals are short-term in nature. Accordingly, the carrying amount of these financial instruments approximates its fair value (see Note 11 regarding forward purchase agreements).

Concentrations of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, marketable securities and fees receivable. The Company invests its cash primarily in a diversified portfolio of highly-rated municipal and government bonds. Concentrations of credit risk with respect to fees receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographic regions.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures, if any, of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates are used when accounting for such items as allowance for doubtful accounts, depreciation, amortization, income taxes and certain accrued liabilities.

2--RELATED PARTIES

The Dun and Bradstreet Corporation ("D&B"), an investor in Information Partners Capital Fund, L.P. ("the Fund"), provided a portion of the financing in connection with the acquisition of the Company in October 1990. In April 1993, D&B acquired a majority of the outstanding voting securities of the Company in transactions among the Company, D&B and persons and entities associated with the Fund. On November 1, 1996, D&B transferred ownership of its Class A and Class B Common Stock of the Company to Cognizant Corporation ("Cognizant"), a spin-off of D&B and an independent public company. At the date of transfer, these shares represented 51% of the Company's outstanding common stock. During fiscal 1997, Cognizant's ownership of the Company's outstanding common stock fell below 50%. On June 30, 1998, Cognizant transferred its ownership in the Company to IMS Health Incorporated, ("IMS Health"), a spin-off of Cognizant and an independent public company. (See Note 18--Subsequent Event.)

                              GARTNER GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     On June 4, 1997, with the Board of Directors approval, the Company provided loans totaling $7.2 million to certain officers to facilitate the purchase of common stock arising out of the exercise of stock options. The loans proceeds were not used to fund the option exercise price of the common stock acquired. The loans were full recourse obligations to the officers and were secured by shares of the Company's stock. The loans bore interest at an annual rate of 6.1%. The principal amount of the loans totaling $7.2 million are included in other assets on the September 30, 1997 Consolidated Balance Sheets. On December 18, 1997, with the Board of Directors approval, the Company provided additional loans for the same purpose to certain officers totaling $2.5 million. The loans bore interest at an annual rate of 5.6%. On July 23, 1998, with Board of Directors' approval, the Company received 302,003 shares of Class A Common Stock in settlement of the loan balance and accrued interest due.

3--ACQUISITIONS

On December 1, 1995, the Company acquired all the outstanding shares of Dataquest, a wholly-owned subsidiary of D&B, for consideration of $15.0 million in cash, 3,000,000 shares of Class A Common Stock with an approximate fair market value of $60.0 million, and a five year warrant to purchase 600,000 shares of Class A Common Stock at $16.42 per share. Dataquest is a provider of information technology ("IT") market research and consulting for the IT vendor manufacturer and financial communities which complements the GGI end user focus. The Company has accounted for the acquisition as a transfer and exchange between companies under common control and the 3,000,000 shares have been assumed to be outstanding for all periods presented. Accordingly, the accounts of Dataquest have been combined with the Company's at historical cost in a manner similar to a pooling of interests. Transaction costs of $1.7 million relating to the acquisition have been included in acquisition-related charges in the Consolidated Statement of Operations for fiscal 1996.

     Combined and separate results of the Company and Dataquest during the periods preceding the merger were as follows (in thousands):

-----------------------------------------------------------------------------------------
THREE MONTHS ENDED DECEMBER 31, 1995 (UNAUDITED)         GGI       DATAQUEST     COMBINED
-----------------------------------------------------------------------------------------
Total revenues ...................................    $76,005       $20,469      $96,474
Net income .......................................    $10,570       $   923      $11,493

There were no intercompany transactions between the two companies for the period.

     On July 31, 1996, the Company acquired all of the outstanding shares of J3 Learning Corporation ("J3") for consideration of approximately $8.0 million in cash, 1,065,290 shares of Class A Common Stock which had an approximate fair market value of $35.4 million and options to purchase Class A Common Stock which had a value of $1.3 million. J3 publishes, markets and distributes software educational materials for corporate and individual training (collectively known as "technology based training"). The acquisition was accounted for by the purchase method, and the purchase price has been allocated to the assets acquired and liabilities assumed, based upon the estimated fair values at the date of acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was $51.1 million. Of such amount, $32.2 million was expensed at acquisition as purchased in-process research and development costs and is included in acquisition-related charges in the Consolidated Statement of Operations for fiscal 1996, and substantially all of the remaining excess purchase price was allocated to goodwill and tradename.

     The following unaudited pro forma summary presents the consolidated results of operations of the Company for the fiscal year ended September 30, 1996 as if the acquisition of J3 had occurred at the beginning of the year and does not purport to be indicative of what would have occurred had the acquisition been made as of that date (in thousands, except per share data):

   Total revenue ................................     $ 401,329
   Net income ...................................     $  11,749
    Net income per diluted common share .........     $    0.12

                              GARTNER GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     On September 1, 1998, the Company sold its technology based training business (see Note 4--Sale of GartnerLearning).

     On August 1, 1997, the Company acquired all of the outstanding shares of Datapro Information Services ("Datapro"), a unit of McGraw-Hill Companies for consideration of approximately $25.0 million in cash. Datapro is a provider of information on product specifications and pricing, product comparisons, technology reports, market overviews, case studies and user ratings surveys. Datapro's services and products provide feature and side-by-side comparisons of computer hardware, software and communications products. The acquisition was accounted for by the purchase method, and the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was $33.5 million and has been recorded as goodwill which is being amortized over 30 years. In addition, $2.5 million of the purchase price was allocated to a non-compete agreement which is being amortized over 4 years. If the acquisition of Datapro had occurred at the beginning of fiscal year 1996, consolidated total revenues on a pro forma basis would have been $536.6 million and $431.4 million for fiscal years 1997 and 1996, respectively. This revenue does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of total revenues which may occur in the future. The pro forma effect on the Company's net income and net income per common share for fiscal 1997 and 1996 is not material.

     On October 22, 1997, the Company acquired a 32% membership interest in Jupiter Communications, LLC ("Jupiter") for $8.0 million in cash. On September 16, 1998, the Company increased its membership interest in Jupiter to 37% for an additional $1.3 million in cash. Jupiter is a provider of analyst-based research and strategic planning services to the consumer and Internet and interactive industries. This investment is accounted for under the equity method of accounting. The excess of the cost of the investment over the underlying proportionate share of net assets (goodwill) in Jupiter totaling $9.3 million is being amortized over 30 years and is included in other assets in the Consolidated Balance Sheets.

     On January 30, 1998, the Company acquired all the assets and assumed the liabilities of Interpose, Inc. ("Interpose"), for $7.5 million in cash and 13,746 shares of Class A Common Stock of the Company which had an approximate fair market value of $0.5 million. Interpose is a provider of total cost of ownership (TCO) measurement and analysis tools and training. The acquisition was accounted for by the purchase method, and the purchase price has been allocated to the assets acquired and liabilities assumed, based upon estimated fair values at the date of acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was $7.5 million. Of such amount, $6.3 million was expensed during the second quarter of 1998 as purchased in-process research and development costs and is presented as the acquisition-related charge in the Consolidated Statements of Operations. On December 10, 1998, the Company revised the amount of expensed purchased in-process research and development costs from $6.3 million to $4.5 million. The change was in response to recently developed guidance from the Securities and Exchange Commission. Of the remaining excess purchase price, $2.3 million was allocated to goodwill which is being amortized over 12 years and $0.9 million was allocated to a non-compete agreement which is being amortized over 5 years.

     On May 18, 1998, the Company acquired all the assets and assumed the liabilities of The Research Board, Inc., for $6.4 million in cash and 183,945 shares of Class A Common Stock of the Company which had an approximate fair market value of $5.7 million. The Research Board compiles and provides information technology ("IT") research on suppliers and new technologies, validated management practices and IT best practices to its membership, which consist principally of senior IT executives. The acquisition was accounted for by the purchase method, and the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon estimated fair values at the date of acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was $13.5 million, of which $12.9 million has been recorded as goodwill, which is being amortized over 30 years. In addition, $0.6 million of the purchase price was allocated to a non-compete agreement which is being amortized over 5 years.

     On September 4, 1998, the Company acquired all of the outstanding shares of Vision Events International, Inc., for $20.5 million in cash. Vision Events International, Inc. produces premiere channel events that serve to bring information technology vendors, value-added resellers, and system integrators together with vendors and distributors selling through these channels. The acquisition was accounted for by the purchase method, and the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon estimated fair values at the date of acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was $24.0 million of which $23.6 million has been recorded as goodwill which is being amortized over 30 years. In addition, $0.4 million of the purchase price was allocated to a non-compete agreement which is being amortized over 3 years.
     During fiscal 1998, the Company completed additional acquisitions for consideration of $12.8 million in cash and 28,236 shares of Class A Common Stock of the Company which had an approximate fair market value of $0.7 million.

                              GARTNER GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

During fiscal 1997, the Company completed additional acquisitions for $8.1 million in cash. These acquisitions have been accounted for under the purchase method and substantially all of the purchase price has been assigned to goodwill.

     The pro forma results of operations for fiscal years 1998 and 1997, assuming the fiscal 1998 acquisitions were made at the beginning of each year would not differ significantly from the historical results.

     On October 7, 1998, the Company acquired all the assets and assumed the liabilities of Griggs-Anderson, Inc., for $10.9 million in cash and 306,475 shares of Class A Common Stock of the Company which had an approximate fair market value of $7.3 million. Griggs-Anderson, Inc. provides custom market research to vendors in the technology marketplace, research and surveys for the evaluation of Web sites for effectiveness of content, technical performance, ease of navigation, impact of graphics, and demographic profiles of users. The acquisition was accounted for by the purchase method.

4--SALE OF GARTNERLEARNING

On September 1, 1998, the Company sold GartnerLearning, a division of the Company that provides technology based training and services for information technology professionals to Netg Inc. ("Netg"), a subsidiary of Harcourt Brace & Company, for $5.0 million in cash and an 8% equity interest in Netg. In addition, the Company received a put option which allows the Company to sell its 8% equity interest to an affiliate of Harcourt Brace & Company for $48.0 million in cash. This put option may be exercised for two years beginning on September 1, 2002, if certain conditions are met. The Company's 8% interest in Netg has an independently appraised fair value of $42.5 million and is included in other assets in the Consolidated Balance Sheets. Including transaction costs related to the sale of $3.8 million, the pre-tax loss on sale of GartnerLearning was approximately $2.0 million (also see Note 10--Income Taxes for the impact of the sale on the income tax provision).

5--NONRECURRING CHARGES
During fiscal 1998, the Company recorded nonrecurring charges, primarily consisting of relocation and severance costs, totaling approximately $2.8 million related to the Company's relocation of certain accounting and order processing operations from Stamford, Connecticut to a new financial services center in Ft. Myers, Florida. These expenses are recorded as nonrecurring charges in the Consolidated Statements of Operations.

6--PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS Property, equipment and leasehold improvements, carried at cost, less accumulated depreciation and amortization consist of the following (in thousands):

                                                                                     SEPTEMBER 30,
                                                                                ------------------------
                                                                USEFUL
                                                             LIFE (YEARS)            1998           1997
--------------------------------------------------------------------------------------------------------
Furniture and equipment .................................         3-8           $  27,278      $  25,568
Computer equipment ......................................         2-3              60,809         56,979
Leasehold improvements ..................................        2-15              21,916         19,257
                                                                                ---------      ---------
                                                                                  110,003        101,804
Less--accumulated depreciation and amortization .........                         (59,202)       (57,702)
                                                                                ---------      ---------
                                                                                $  50,801      $  44,102
                                                                                =========      =========

7--INTANGIBLE ASSETS, NET

Intangible assets, net, carried at cost, less accumulated amortization consist of the following (in thousands):

                                                                                     SEPTEMBER 30,
                                                                                ------------------------
                                                             AMORTIZATION
                                                            PERIOD (YEARS)           1998          1997
--------------------------------------------------------------------------------------------------------
Goodwill ................................................        7-30           $ 168,936     $ 138,537
Non-compete agreements ..................................         3-5               5,489         3,462
Tradenames ..............................................          12                 778         6,978
Title library ...........................................           4                  --         1,900
                                                                                ---------     ---------
                                                                                  175,203       150,877
Less--accumulated amortization ..........................                         (19,417)      (18,682)
                                                                                ---------     ---------
                                                                                $ 155,786     $ 132,195
                                                                                =========     =========

                              GARTNER GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

8--COMMITMENTS AND CONTINGENCIES

The Company leases various facilities, furniture and computer equipment under lease arrangements expiring between fiscal 1999 and 2022.

     Future minimum annual payments under operating lease agreements as of September 30, 1998 are as follows (in thousands):

                         FISCAL YEAR
          --------------------------------------------------
          1999 .................................    $ 16,259
          2000 .................................      13,973
          2001 .................................      11,140
          2002 .................................       8,546
          2003 .................................       7,225
          Thereafter ...........................      52,840
                                                    --------
          Total minimum lease payments .........    $109,983
                                                    ========

     Rental expense for operating leases, net of sublease income, was $21.3 $16.8, and $11.0 million for the fiscal years ended September 30, 1998, 1997 and 1996, respectively. The Company has commitments with two facilities management companies for printing, copying, mail room and other related services. The minimum annual obligations under these service agreements are $4.8 million for fiscal 1998, 1999, and 2000, $4.2 million for fiscal 2001 and 2002, and $1.1 million for fiscal year 2003.

     The Company is involved in legal proceedings and litigation arising in the ordinary course of business. The Company believes the outcome of all current proceedings, claims and litigation will not have a material effect on the Company's financial position or results of operations when resolved in a future period.

9--LONG-TERM OBLIGATIONS

The Company has available two unsecured credit lines with The Bank of New York and Chase Manhattan Bank for $5.0 million and $25.0 million, respectively. Borrowings under The Bank of New York line accrue interest charges at LIBOR plus 2%. Alternatively, the rate shall be the higher of the prime commercial lending rate of the bank or the Federal Funds Rate plus 1/2 of 1% in the event LIBOR is unavailable. The Chase Manhattan Bank line carries an interest rate equal to either the prime rate of Chase Manhattan Bank, LIBOR plus .25% for periods of 30, 60 or 90 days as the Company may choose, or a "fixed option" rate. There are no commitment fees associated with these lines. These lines may be canceled by the banks at any time without prior notice or penalty. No borrowings were outstanding under either line at September 30, 1998 and 1997.

     Letters of credit are issued by the Company in the ordinary course of business. The Company had outstanding letters of credit with Chase Manhattan Bank of $4.1 million and $2.0 million with The Bank of New York as of September 30, 1998.

10--INCOME TAXES

Following is a summary of the components of income before provision for income taxes (in thousands):

                            FISCAL YEAR ENDED SEPTEMBER 30,
                         -------------------------------------
                                1998         1997         1996
--------------------------------------------------------------
U.S. .................      $113,589     $ 93,758      $40,650
Non-U.S. .............        37,532       30,115       12,480
                            --------     --------      -------
Consolidated .........      $151,121     $123,873      $53,130
                            ========     ========      =======

                              GARTNER GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

   The provision for income on the above income consists of the following components (in thousands):

                                                                      FISCAL YEAR ENDED SEPTEMBER 30,
                                                                   -------------------------------------
                                                                          1998         1997         1996
--------------------------------------------------------------------------------------------------------
Current tax expense:
 U.S. federal ..................................................     $ 2,081      $   797      $  1,775
 State and local ...............................................       2,257        1,872         2,178
 Foreign .......................................................       8,927        8,208         3,164
                                                                     -------      -------      --------
Total current ..................................................      13,265       10,877         7,117
Deferred tax expense (benefit): ................................
 U.S. federal ..................................................         921          434            58
 State and local ...............................................         552          912        (1,347)
 Foreign .......................................................        (567)         208          (105)
                                                                     -------      -------      --------
Total deferred .................................................         906        1,554        (1,394)
                                                                     -------      -------      --------
Total current and deferred .....................................      14,171       12,431         5,723
Benefit of stock transactions with employees allocated
 to additional paid-in capital .................................      48,603       38,037        30,452
Benefit of purchased tax benefits credited to goodwill .........          --          275           517
                                                                     -------      -------      --------
Total provision for income taxes ...............................     $62,774      $50,743      $ 36,692
                                                                     =======      =======      ========

     Current and long-term deferred tax assets and liabilities are comprised of the following (in thousands):

                                                         SEPTEMBER 30,
                                                  ----------------------
                                                      1998          1997
------------------------------------------------------------------------
Depreciation ...............................      $    666      $    895
Expense accruals for book purposes .........         4,285         6,992
Loss and credit carryforwards ..............        11,456         9,380
Intangible assets ..........................         1,814            --
Other ......................................         1,104         1,706
                                                  --------      --------
Gross deferred tax asset ...................        19,325        18,973
Intangible assets ..........................        (2,299)       (3,383)
Equity interest ............................        (2,477)           --
Other ......................................           (89)         (858)
                                                  --------      --------
Gross deferred tax liability ...............        (4,865)       (4,241)
Valuation allowance ........................        (6,444)       (4,962)
                                                  --------      --------
Net deferred tax asset .....................      $  8,016      $  9,770
                                                  ========      ========

     Current and long-term net deferred tax assets are $1.8 million and $6.2 million as of September 30, 1998 and $5.1 million and $4.7 million as of September 30, 1997, respectively, and are included in Prepaid expenses and other current assets and other assets, respectively, in the Consolidated Balance Sheets.

     The valuation allowance relates to domestic and foreign tax loss carryforwards that more likely than not will expire unutilized. The net increase in the valuation allowance of approximately $1.5 million in the current year results primarily from the increase in state tax carryforwards of approximately $2.0 million and the net utilization of foreign tax loss carryforwards of approximately $0.5 million. The net decrease in the valuation allowance of approximately $1.6 million in fiscal 1997 was due primarily from the utilization of foreign tax loss carryforwards. The tax benefit from such tax loss carryforwards was $1.2, $1.7, and $1.0 million for fiscal years 1998, 1997, and 1996, respectively. Approximately $3.4 million of the valuation allowance would reduce paid-in-capital upon subsequent recognition of any related tax benefits.

                              GARTNER GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

The differences between the U.S. federal statutory income tax rate and the Company's effective rate are:

                                                                                                      SEPTEMBER 30,
                                                                                           ------------------------------------
                                                                                                 1998         1997         1996
-------------------------------------------------------------------------------------------------------------------------------
Statutory tax rate .....................................................................         35.0%        35.0%        35.0%
State income taxes, net of federal benefit .............................................          4.3          4.5          5.3
Foreign income taxed at a different rate ...............................................          0.7          0.6          1.5
Non-deductible goodwill and direct acquisition costs ...................................          3.5          0.9          0.9
Non-taxable interest income ............................................................         (1.3)        (0.9)        (1.3)
Exempt foreign trading gross receipts ..................................................         (1.4)        (1.0)          --
Other items ............................................................................          0.7          1.9          1.6
                                                                                                 ----         ----         ----
Effective rate without write-off of purchased in-process research and development costs          41.5         41.0         43.0
Non-deductible write-off of purchased in-process research and development costs ........           --           --         26.1
                                                                                                 ----         ----         ----
Effective tax rate .....................................................................         41.5%        41.0%        69.1%
                                                                                                 ====         ====         ====

     The sale of GartnerLearning resulted in an additional tax provision of $4.2 million primarily due to the reversal of non-deductible goodwill. The effective tax rate, less the impact of the sale of GartnerLearning, was 39%.

     As of September 30, 1998, the Company had U.S. federal tax loss carryforwards of $10.0 million which will expire in ten to twelve years and state and local tax loss carryforwards of $57.6 million, the majority of which will expire in three to five years. The U.S. federal tax loss carryforwards are subject to limitations on their use under the Internal Revenue Code. In addition, the Company has foreign tax loss carryforwards of $4.6 million, of which $0.5 million will expire within three to five years, and $4.1 million can be carried forward indefinitely.

11--CAPITAL STOCK AND STOCK REPURCHASE PROGRAM

The Company effected a two-for-one stock split of its Class A and Class B Common Stock by means of a stock dividend in March 1996, June 1995 and August 1994. All earnings per share and share data presented herein have been restated retroactively to reflect such splits. As of September 30, 1997, the Company had recorded the conversion of all Class B Common Stock into Class A Common Stock on a one for one basis, pursuant to a provision of the Articles of Incorporation which requires conversion when the Class B Common Stockholder's voting equity falls below a certain ownership percentage after considering all exercisable options and warrants outstanding. Class A Common Stock stockholders are entitled to one vote per share on all matters to be voted by stockholders, other than the election of directors. Prior to the conversion of the Class B Common Stock, Class B Common stockholders had certain preferential voting rights with respect to the election of members of the Board of Directors.

     Beginning in fiscal 1997, the Company has entered into a series of forward purchase agreements on its Class A Common Stock. These agreements are settled quarterly at the Company's option on a net basis in either shares of its own Class A Common Stock or cash. To the extent that the market price of the Company's Class A Common Stock on a settlement date is higher (lower) than the forward purchase price, the net differential is received (paid) by the Company. During fiscal 1997, two settlements resulted in the Company receiving 449,932 shares of Class A Common Stock (recorded in Treasury stock at no cost) and paying approximately $12.0 million in cash (recorded as a reduction of additional paid-in capital). During fiscal 1998, four settlements resulted in the Company receiving 365,949 shares of Class A Common Stock and paying approximately $12.0 million in cash. As of September 30, 1998, a forward purchase agreement in place covered approximately $27.2 million or 984,119 shares of Class A Common Stock having forward purchase prices established at $27.63 per share. If the market priced portion of this agreement was settled based on the September 30, 1998 market price of Class A Common Stock ($21.94 per share), the Company would settle under the terms of the forward purchase agreement with a payment of either $5.6 million in cash or 255,142 shares of Class A Common Stock.

     On August 24, 1998, the Company's Board of Directors approved the repurchase of up to 2,500,000 shares of Class A Common Stock. The stock repurchase program is intended to offset the dilutive effect of the Company's stock-based employee compensation plans. As of September 30, 1998, the Company has repurchased 655,800 shares of Class A Common Stock at a cost of approximately $16.2 million.

                              GARTNER GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

12--EMPLOYEE STOCK PURCHASE PLANS

In January 1993, the Company adopted an employee stock purchase plan (the "1993 Employee Stock Purchase Plan"), and reserved an aggregate of 4,000,000 shares of Class A Common Stock for issuance under this plan. The plan permits eligible employees to purchase Class A Common Stock through payroll deductions, which may not exceed 10% of an employee's compensation (or $21,250 in any calendar year), at a price equal to 85% of Class A Common Stock price as reported by NYSE at the beginning or end of each offering period, whichever is lower. During fiscal year 1998, 195,904 shares were issued from treasury stock at an average purchase price of $30.98 per share in conjunction with this plan. At September 30, 1998, 2,078,933 shares were available for offering under the plan.

13--STOCK OPTIONS AND WARRANTS

Under the terms of the 1991 Stock Option Plan, (the "Option Plan"), the Board of Directors may grant non-qualified and incentive options, entitling employees to purchase shares of the Company's common stock at the fair market value on the date of grant. The Board can determine the date on which options vest and become exercisable. A total of 32,800,000 and 22,800,000 shares of Class A Common Stock were reserved for issuance under the Option Plan as of September 30, 1998 and 1997, respectively. In April 1998, the Board of Directors adopted an amendment, subject to final shareholder approval, to the Option Plan to increase the number of shares reserved for issuance thereunder by 10,000,000 shares. At September 30, 1998 and 1997, 9,001,508 and 2,955,416 options were available for grant, respectively.

     In January 1993, the Company adopted a stock option plan for directors (the "1993 Director Option Plan") and reserved an aggregate of 1,200,000 shares of Class A Common Stock for issuance under this plan. The plan provided for the automatic grant of 120,000 options to purchase shares of Class A Common Stock to each non-employee director upon first becoming a director on or after February 1, 1993, and the automatic grant of an option to purchase an additional 24,000 options to purchase shares of Class A Common Stock annually based on continuous service as a director. In January 1996, the plan was amended to provide for the automatic grant of 15,000 options to purchase shares of Class A Common Stock to each non-employee director upon first becoming a director and the automatic grant of an option to purchase an additional 3,000 options to purchase shares of Class A Common Stock annually based on continuous service as a director. The exercise price of each option granted under the plan is equal to the fair value of the Class A Common Stock at the date of grant. Options granted are subject to cumulative yearly vesting over a three year period after the date of grant and the number of shares to be granted under the amended terms will not be adjusted for any future stock splits. At September 30, 1998 and 1997, 603,000 and 621,000 options were available for grant, respectively.

     In October 1994, the Board of Directors and stockholders of the Company approved the adoption of a Long-Term Stock Option Plan ("the 1994 Long-Term Plan") and the reservation of an aggregate of 6,560,000 shares of Class A Common Stock for issuance thereunder. The purpose of the plan is to provide to senior personnel long-term equity participation in the Company as an incentive to promote the long-term success of the Company. The exercise price of each option granted under the plan is equal to the fair value of the Class A Common Stock at the date of grant. All options granted under the plan vest and become fully exercisable five years following the date of grant, based on continued employment, and have a term of ten years from the date of grant assuming continued employment. Vesting and exercisability accelerates upon achievement of certain financial performance targets determined by the Board of Directors. If all financial performance targets are met timely in accordance with parameters as set by the Board in its sole discretion, 25% of the shares granted become exercisable on the first anniversary date following the date of grant and, if subsequent financial performance targets are met for both the first and second fiscal years following the date of grant, a second 25% become exercisable three years following the date of grant. If financial performance targets are met consecutively for all three fiscal years following the date of grant, a third 25% become exercisable on the fourth anniversary date following the date of grant and the final 25% become exercisable on the fifth anniversary following the date of grant. Failure to achieve the specified target or targets for any one fiscal year or consecutive fiscal years can be remedied by achievement of the cumulative target in a succeeding fiscal year or years. Based on fiscal 1996, 1997 and 1998 performance, 1,048,280 shares were exercisable on September 30, 1998. An additional 1,475,000 options became exercisable on October 10, 1998. At September 30, 1998 and 1997, 287,500 and 810,000 shares were available for grant, respectively.

     In October 1996, the Company adopted the 1996 Long Term Stock Option Plan ("the 1996 long-term Plan"). Under the terms of the plan, the Board of Directors may grant non-qualified and incentive options, entitling employees to purchase shares of the Company's common stock at the fair market value at the date of option grant. A total of 1,800,000 shares of Class A Common Stock was reserved for issuance under this plan. All options granted under the plan vest and become fully exercisable six years following the date of grant, based on continued employment, and have a term of ten years from the date of grant assuming continued employment. Vesting and exercisability accelerates upon achieve-

                              GARTNER GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

ment of certain financial performance targets determined by the Board of Directors. If all financial performance targets are met timely in accordance with parameters as set by the Board in its sole discretion, 25% of the shares granted become exercisable on the third anniversary date following the date of grant and, if subsequent financial performance targets are met for both the first and second years following the date of grant, a second 25% become exercisable four years following the date of grant. If financial performance targets are met consecutively for all three years following the date of grant, a third 25% become exercisable on the fifth anniversary date following the date of grant and the final 25% become exercisable on the sixth anniversary following the date of grant. Based on fiscal 1997 and 1998 performance, 815,250 options will be exercisable on February 24, 2000. At September 30, 1998 and 1997, 169,500 and 25,000 options to purchase common stock were available for grant.

     On April 4, 1997, the Company repriced certain stock options granted from October 1995 through January 1997 under the 1991 Option Plan and the 1994 Long-Term Plan. In total, options to purchase 1,647,000 shares of common stock were repriced at an exercise price of $23.875 per share. The original vesting schedules and expiration dates associated with these stock options were also amended to coincide with the stock option repricing date. These amounts have been included as granted and canceled options during fiscal 1997 in the summary activity table shown below.

     A summary of stock option activity under the plans and agreement through September 30, 1998 follows:

                                                                 WEIGHTED
                                                                  AVERAGE
                                               SHARES UNDER      EXERCISE
                                                  OPTION           PRICE
-------------------------------------------------------------------------
Outstanding at September 30, 1995 .........     19,126,154       $  4.439
 Granted ..................................      3,665,506       $ 21.943
 Exercised ................................     (3,036,403)      $  1.994
 Canceled .................................       (968,660)      $  9.809
                                                ----------       --------
Outstanding at September 30, 1996 .........     18,786,597       $  6.922
 Granted ..................................      5,694,814       $ 23.023
 Exercised ................................     (4,036,862)      $  3.385
 Canceled .................................     (2,623,199)      $ 26.416
                                                ----------       --------
Outstanding at September 30, 1997 .........     17,821,350       $ 11.462
 Granted ..................................      5,060,949       $ 33.329
 Exercised ................................     (5,370,690)      $  6.716
 Canceled .................................     (1,380,577)      $ 20.539
                                                ----------       --------
Outstanding at September 30, 1998 .........     16,131,032       $ 19.086
                                                ==========       ========

     Options for the purchase of 4,317,310 and 3,492,390 shares were exercisable at September 30, 1998 and 1997, respectively.

     The following table summarizes information about stock options outstanding at September 30, 1998:

                                                                                        WEIGHTED
                                                                                        AVERAGE
                                                                      WEIGHTED         REMAINING
     RANGE OF                                                          AVERAGE        CONTRACTUAL
 EXERCISE PRICES     NUMBER OUTSTANDING     NUMBER EXERCISABLE     EXERCISE PRICE     LIFE (YEARS)
--------------------------------------------------------------------------------------------------
$ 0.63 -  0.94              401,673                401,673            $  0.82        1.0
$ 1.13 -  4.83            1,144,180                625,140            $  3.07        2.1
$ 5.84 -  9.50            4,500,270              1,563,750            $  7.20        5.9
$10.28 - 13.88              361,798                361,798            $ 12.07        5.5
$16.63 - 21.09            3,957,508                950,173            $ 20.02        8.0
$25.15 - 38.44            5,765,603                414,776            $ 32.49        9.2
                          ---------              ---------
                         16,131,032              4,317,310
                         ==========              =========

                              GARTNER GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     A warrant expiring December 1, 2000 to purchase 600,000 shares of Class A Common Stock at $16.42 per share is held by IMS Health. The warrant was issued in connection with the acquisition of Dataquest.

     The Company has chosen to continue applying APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the fixed stock option plans. Pursuant to the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (FAS 123), the following are the pro forma net income and net income per share for the years ended September 30, 1998, 1997 and 1996 had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for grants under those plans:

                                                                         SEPTEMBER 30,
                                                        ------------------------------------------
                                                                1998           1997           1996
--------------------------------------------------------------------------------------------------
Net Income                              As reported         $ 88,347       $ 73,130       $ 16,438
                                        Pro forma           $ 58,480       $ 62,497       $ 10,616
Net Income Per Diluted Common Share     As reported         $   0.84       $   0.71       $   0.17
                                        Pro forma           $   0.55       $   0.61       $   0.11
--------------------------------------------------------------------------------------------------

     The pro forma disclosures shown above reflect options granted after fiscal 1995 and are not likely to be representative of the effects on net income and net income per common share in future years.

     The fair value of the Company's stock plans used to compute pro forma net income and diluted earnings per share disclosures is the estimated fair value at grant date using the Black-Scholes option pricing model. The following weighted-average assumptions were for stock options granted or modified:

                                   1998              1997             1996
--------------------------------------------------------------------------
Expected life (in years)     2.4 - 6.4         2.4 - 6.4         2.4 - 6.4
Expected volatility           .40               .40               .38
Risk free interest rate      4.22% - 4.39%     6.00% - 6.09%     6.00%
Expected dividend yield      0.00%             0.00%             0.00%

     The weighted average fair values of the Company's stock options granted in fiscal 1998, 1997 and 1996 are $12.00, $12.32 and $5.56, respectively.

14--EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

The Company has a savings and investment plan covering substantially all domestic employees. The Company contributes amounts to this plan based upon the level of the employee contributions. In addition, the Company also contributes fixed and discretionary amounts based on employee participation and attainment of operating margins specified by the Board. Amounts expensed in connection with the plan totaled $5.4, $4.6, and $3.2 million for the years ended September 30, 1998, 1997 and 1996, respectively.

15--GEOGRAPHIC DATA

The Company's consolidated revenues are generated primarily through direct sales to clients by domestic and international sales forces, a network of independent international distributors, and to a lesser extent by international joint venture partners. The Company defines "Europe Revenues" as revenues attributable to clients located in England and the European region and "Other International Revenues" as revenues attributable to all other areas located outside of the United States.

     European identifiable tangible assets consist primarily of the assets of the European subsidiaries and include the accounts receivable balances carried directly by the subsidiaries located in England, France and Germany. All other European customer receivables are maintained by, and therefore are included as identifiable assets of, the U.S. operations.

                              GARTNER GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

   Summarized information by geographic location is as follows (in thousands):

                                      FISCAL YEAR ENDED SEPTEMBER 30,
                                  ---------------------------------------
                                         1998          1997          1996
-------------------------------------------------------------------------
United States:
 Revenues                            $402,957      $333,038      $253,451
 Operating Income                    $ 74,191      $ 62,884      $ 26,359
 Identifiable tangible assets        $551,030      $407,262      $282,201
Europe:
 Revenues                            $183,803      $121,971      $ 98,789
 Operating Income                    $ 52,879      $ 36,800      $ 15,968
 Identifiable tangible assets        $ 93,409      $ 73,974      $ 50,564
Other International:
 Revenues                            $ 55,197      $ 56,230      $ 42,432
 Operating Income                    $ 16,467      $ 16,929      $  7,113
 Identifiable tangible assets        $ 31,888      $ 27,654      $ 18,199

     Excluding acquisition-related and nonrecurring charges, operating income in the United States was $81.5 million for fiscal 1998 and $61.3 million for fiscal 1996.

16--SELECTED CONSOLIDATED BALANCE SHEET AND STATEMENTS OF OPERATIONS DATA

A summary of Selected Consolidated Balance Sheets and Statements of Operations Data is set forth below (in thousands):

                                                   BALANCE SHEETS DATA             STATEMENTS OF OPERATIONS DATA
                                               ----------------------------   ---------------------------------------
                                                                                                             TOTAL
                                                GROSS FEES       DEFERRED         AML          OTHER      FISCAL YEAR
                                                RECEIVABLE       REVENUES       REVENUE      REVENUES      REVENUES
---------------------------------------------------------------------------------------------------------------------
Balance as of September 30, 1995 ...........    $  115,849     $  164,449      $237,168      $ 57,978      $295,146
Billings ...................................       420,037        340,474        22,071        67,432
Acquisition balances .......................         3,976          1,663            --            --
Cash collections ...........................      (391,640)            --            --            --
AML revenue amortization ...................            --       (296,690)      296,690            --
Other service revenue amortization .........            --         (8,479)           --         8,479
                                                ----------     ----------      --------      --------
Balance as of September 30, 1996 ...........       148,222        201,417       318,761        75,911       394,672
                                                                               ========      ========      ========
Billings ...................................       574,588        452,271        18,160        80,723
Acquisition balances .......................         4,297         15,998            --            --
Cash collections ...........................      (516,007)            --            --            --
AML revenue amortization ...................            --       (399,373)      399,373            --
Other service revenue amortization .........            --        (12,983)           --        12,983
                                                ----------     ----------      --------      --------
Balance as of September 30, 1997 ...........       211,100        257,330       417,533        93,706       511,239
                                                                               ========      ========      ========
Billings ...................................       685,082        539,530        24,940       106,821
Acquisition balances .......................         2,365          7,646            --            --
Cash collections ...........................      (647,602)            --            --            --
AML revenue amortization ...................            --       (487,837)      487,837            --
Other service revenue amortization .........            --        (22,359)           --        22,359
Sale of GartnerLearning ....................        (7,577)        (3,199)           --            --
                                                ----------     ----------      --------      --------
Balance as of September 30, 1998 ...........    $  243,368     $  291,111      $512,777      $129,180      $641,957
                                                ==========     ==========      ========      ========      ========

     For a description of the Company's revenue recognition policies, see Note 1--Significant Accounting Policies. AML revenues shown above of $512.8, $417.5, and $318.7 million for fiscal 1998, 1997 and 1996, respectively, are recognized as services and products are delivered, and the Company's obligation to the client is completed over the contract period. Included in AML revenue are catch-up adjustments also shown above for the fiscal years 1998, 1997, and 1996 of $24.9,

                              GARTNER GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

$18.2, and $22.1 million, respectively, to account for certain renewals. Catch-up adjustments occur when there is a lag between the month that a contract expires and the month that it is renewed. The Company continues to provide services for a certain period of time after expiration, based on the Company's historical experience that most clients who do not renew prior to expiration do so on a retroactive basis. The Company recognizes no revenues, however, during this period. When a client renews the service on a retroactive basis, the Company records the previously unrecognized revenue as a catch-up adjustment.

17--QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands except per share data)

Fiscal Year 1998                                   1st             2nd             3rd             4th
------------------------------------------------------------------------------------------------------
Revenues                                     $ 162,667       $ 149,565       $ 160,992       $ 168,733
Operating Income                             $  41,145       $  31,083       $  35,462       $  35,847
Net Income                                   $  25,644       $  20,099       $  22,982       $  19,622
Diluted earnings per common share(1)         $    0.25       $    0.19       $    0.22            0.19

Fiscal Year 1997                                   1st             2nd             3rd             4th
------------------------------------------------------------------------------------------------------
Revenues                                     $ 125,367       $ 119,125       $ 126,349       $ 140,398
Operating Income                             $  31,519       $  29,620       $  28,842       $  26,632
Net Income                                   $  19,042       $  18,200       $  18,455       $  17,433
Diluted earnings per common share(1)         $    0.19       $    0.18       $    0.18       $    0.17

(1) The aggregate of the four quarters' diluted earnings per common share does not total the reported full fiscal year amount due to rounding.

18--SUBSEQUENT EVENT

On November 12, 1998, the Company's Board of Directors approved an agreement in principle with IMS Health Inc. ("IMS Health") which owns 47.6 million or 47% of the Company's Class A Common Stock to undertake a recapitalization of the Company and facilitate a tax-free spin-off by IMS Health of its equity position in Gartner Group Inc. to its shareholders. As part of the recapitalization, IMS Health will exchange 40.7 million shares of Class A Common Stock for an equal number of shares of new Class B Common Stock of the Company prior to the spin-off. This new class of common stock will be entitled to elect at least 80% of the Company's Board of Directors, but will otherwise be substantially identical to existing Class A Common Stock. The Class B Common Stock will be distributed to IMS Health shareholders in a tax-free distribution. IMS Health will continue to hold 6.9 million shares of Class A Common Stock after the spin-off. It is the intention of IMS Health to sell these shares within one year of the spin-off, subject to certain conditions. In addition, the Company agreed that it would pay a one-time special cash dividend of $300.0 million to its shareholders of record immediately prior to the IMS Health spin-off. Further, the Company also agreed that it would repurchase $300.0 million of its Class A Common Stock on the open market after the spin-off. The exchange, spin-off and special cash dividend are expected to be completed in the third quarter of fiscal 1999, subject to approval by the IRS of the tax-free status of the spin-off and approval of the recapitalization plan by the non-IMS Health shareholders of the Company. The share repurchase program will commence after the spin-off and is expected to be completed within one year.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Stockholders
Gartner Group, Inc.:

The audits referred to in our report dated October 30, 1998, except as to note 18, which is as of November 12, 1998, and the eighth paragraph of note 3 (Interpose acquisition), which is as of December 10, 1998, included the related financial statement schedule as of and for the three-year period ended September 30, 1998, as contained in the 1998 annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                           KPMG Peat Marwick LLP
St. Petersburg, Florida
October 30, 1998

                              GARTNER GROUP, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                           (ALL AMOUNTS IN THOUSANDS)

                                                    ADDITIONS     ADDITIONS
                                     BALANCE AT      CHARGED       CHARGED     DEDUCTIONS      DEDUCTIONS
                                      BEGINNING     TO COSTS       TO OTHER       FROM        FOR SALE OF     BALANCE AT
                                       OF YEAR    AND EXPENSES   ACCOUNTS(1)     RESERVE    GARTNERLEARNING   END OF YEAR
-------------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 1996
Allowance for doubtful accounts and
 returns and allowances ...........    $3,690        $3,295          $121        $2,646          $   --         $4,460
                                       ======        ======          ====        ======          ======         ======
YEAR ENDED SEPTEMBER 30, 1997
Allowance for doubtful accounts and
 returns and allowances ...........    $4,460        $3,421          $319        $2,860          $   --         $5,340
                                       ======        ======          ====        ======          ======         ======
YEAR ENDED SEPTEMBER 30, 1998
Allowance for doubtful accounts and
 returns and allowances ...........    $5,340        $4,051          $ --        $3,564          $1,702         $4,125
                                       ======        ======          ====        ======          ======         ======

(1) Allowances of $319 and $121 assumed upon acquisitions of entities in fiscal 1997 and 1996, respectively.