Form 10-Q
period 1998-12-31
GARTNER GROUP INC
filed 1999-02-12
CIK 749251

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     [X]              THE SECURITIES EXCHANGE ACT OF 1934.
                     FOR THE QUARTER ENDED DECEMBER 31, 1998

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

         The number of shares outstanding of the Registrant's capital stock as of December 31, 1998 was 102,065,401 shares of Common Stock, Class A.

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS                                                Page

         Condensed Consolidated Balance Sheets as of December 31, 1998 and
                  September 30, 1998                                           3

         Condensed Consolidated Statements of Operations for the Three
                  Months ended December 31, 1998 and 1997                      4

         Condensed Consolidated Statements of Cash Flows for
                  the Three Months ended December 31, 1998 and 1997            5

         Notes to Condensed Consolidated Financial Statements                  6

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      7

PART II OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USES OF PROCEEDS                            13

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY                           13

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K                                      14

PART I FINANCIAL INFORMATION
Item 1 Financial Statements

                               GARTNER GROUP, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                        December 31, September 30,
                                                            1998          1998
ASSETS
Current assets:
    Cash and cash equivalents                            $ 143,083    $ 157,744
    Marketable securities                                   79,001       60,940
    Fees receivable, net                                   244,025      239,243
    Deferred commissions                                    23,654       28,287
    Prepaid expenses and other current assets               22,094       24,865
                                                         ---------    ---------
      Total current assets                                 511,857      511,079

Long-term marketable securities                             18,848       43,610
Property, equipment and leasehold improvements, net         53,808       50,801
Intangible assets, net                                     180,348      155,786
Other assets                                                75,319       71,595
                                                         ---------    ---------
      Total assets                                       $ 840,180    $ 832,871
                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities               $ 108,265    $ 106,400
  Commissions payable                                        8,991       20,422
  Deferred revenues                                        269,272      288,013
                                                         ---------    ---------
      Total current liabilities                            386,528      414,835
                                                         ---------    ---------
Long-term deferred revenues                                    888        3,098

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
  Preferred stock                                               --           --
  Common stock                                                  57           57
  Additional paid-in capital                               270,750      262,776
  Cumulative translation adjustment                         (1,222)      (2,155)
  Accumulated earnings                                     223,573      193,485
  Treasury stock, at cost                                  (40,394)     (39,225)
                                                         ---------    ---------
        Total stockholders' equity                         452,764      414,938
                                                         ---------    ---------
        Total liabilities and stockholders' equity       $ 840,180    $ 832,871
                                                         =========    =========

                             See accompanying notes.

                               GARTNER GROUP, INC.
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                         For the three months ended
                                                                December 31,
                                                           ---------------------
                                                             1998         1997
                                                           --------     --------
Revenues:
Advisory and measurement                                   $133,123     $115,989
Learning                                                         --        4,963
Other, principally consulting and conferences                57,257       41,715
                                                           --------     --------
    Total revenues                                          190,380      162,667
                                                           --------     --------
Costs and expenses:

Cost of services and product development                     79,350       66,403
Selling, general and administrative                          57,852       48,995
Depreciation                                                  5,233        3,940
Amortization of intangibles                                   2,203        2,184
                                                           --------     --------
    Total costs and expenses                                144,638      121,522
                                                           --------     --------
Operating income                                             45,742       41,145

Interest income, net                                          2,476        2,202
                                                           --------     --------
Income before provision for  income taxes                    48,218       43,347

Provision for income taxes                                   18,130       17,703
                                                           --------     --------
Net income                                                 $ 30,088     $ 25,644
                                                           ========     ========

Earnings per common share:
     Basic                                                 $   0.30     $   0.26
     Diluted                                               $   0.29     $   0.25

Weighted average common shares outstanding:
     Basic                                                  101,479       97,838
     Diluted                                                104,516      104,412

                             See accompanying notes.

                               GARTNER GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                              For the three months ended
                                                                                     December 31,
                                                                                ----------------------
                                                                                  1998          1997
                                                                                ---------    ---------
Operating activities:
     Net income                                                                 $  30,088    $  25,644
Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation and amortization of intangibles                                  7,436        6,124
      Provision for doubtful accounts                                                 923           13
      Equity losses of minority owned companies                                       274          202
      Deferred revenues                                                           (23,888)      (7,853)
Changes in assets and liabilities, net of effects of acquisitions:
      Increase in fees receivable                                                  (2,982)     (10,465)
      Decrease in deferred commissions                                              4,654        3,842
      Decrease (increase) in prepaid expenses and other current assets              3,061       (1,188)
      Increase in other assets                                                       (861)      (1,230)
      Decrease in accounts payable and accrued liabilities                         (1,159)     (19,019)
      Decrease in commissions payable                                             (11,449)      (6,346)
                                                                                ---------    ---------
Cash provided by (used in) operating activities                                     6,097      (10,276)
                                                                                ---------    ---------
Investing activities:
     Payment for businesses acquired (excluding cash acquired)                    (19,254)      (6,537)
     Additions of property, equipment and leasehold improvements, net              (6,063)      (4,359)
     Marketable securities sale (purchase), net                                     6,701         (814)
     Investments in unconsolidated subsidiaries                                    (2,250)     (10,507)
     Loans to officers                                                                 --       (2,475)
                                                                                ---------    ---------
Cash used in  investing activities                                                (20,866)     (24,692)
                                                                                ---------    ---------
Financing activities:
     Issuance of common stock                                                       3,208       16,165
     Proceeds from employee stock purchase plan offering                            2,469           --
     Net cash settlement on forward purchase agreement                             (8,438)          --
     Purchase of treasury stock                                                    (1,177)          --
     Tax benefits of stock transactions with employees                              3,463       24,131
                                                                                ---------    ---------
Cash (used in ) provided by financing activities                                     (475)      40,296
                                                                                ---------    ---------
Net (decrease) increase in cash and cash equivalents                              (15,244)       5,328
Effects of foreign exchange rates on cash and cash equivalents                        583         (469)
Cash and cash equivalents, beginning of period                                    157,744      142,415
                                                                                ---------    ---------
Cash and cash equivalents, end of period                                        $ 143,083    $ 147,274
                                                                                =========    =========

                             See accompanying notes.

                               GARTNER GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner Group, Inc. (the "Company") on Form 10-K for the fiscal year ended September 30, 1998. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows as of the dates and for the periods presented have been included. The results of operations for the three month period ended December 31, 1998 may not be indicative of the results of operations for the remainder of fiscal 1999.

Note 2 - Acquisitions

In October 1998, the Company acquired all of the assets and assumed the liabilities of Griggs-Anderson, Inc. ("Griggs-Anderson") for $10.9 million in cash and 306,475 shares of Class A Common Stock of the Company which had an approximate fair market value of $7.3 million. Griggs-Anderson provides custom market research to vendors in the technology marketplace, research and surveys for the evaluation of web sites for effectiveness of content, technical performance, ease of navigation, impact of graphics, and demographic profiles of users. The acquisition was accounted for by the purchase method, and the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon estimated fair values at the date of acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was approximately $16.3 million.

In November 1998, the Company acquired all of the outstanding shares of Wentworth Research, Limited ("Wentworth") for $8.3 million in cash. Wentworth provides research and advisory services to chief information officers and the senior information technology ("IT") management community in the United Kingdom and Hong Kong. The acquisition was accounted for by the purchase method, and the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon estimated fair values at the date of acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was approximately $10.4 million.

Note 3 - Computations of Income per Share of Common Stock

The following table sets forth the required disclosures of the reconciliation of the basic and diluted net earnings per share computations.

                                                              For the three months ended,
                                                                      December 31,
                                                              ---------------------------
                                                                     1998    1997
                                                                    -------  -------
Numerator:
     Net income                                                    $30,088   $25,644
                                                                   =======   =======
Denominator
     Denominator for basic earnings per share - weighted average
     number of common shares outstanding                           101,479    97,838
     Effect of dilutive securities:
        Weighted average number of common shares under warrant
        outstanding                                                    119       288
        Weighted average number of option shares outstanding         2,918     6,286
                                                                   -------   -------
        Dilutive potential common shares                             3,037     6,574
                                                                   -------   -------
        Denominator for diluted earnings per share - adjusted
        weighted average number of common shares outstanding       104,516   104,412
                                                                   =======   =======
Basic earnings per common share                                    $  0.30   $  0.26
                                                                   =======   =======
Diluted earnings per common share                                  $  0.29   $  0.25
                                                                   =======   =======

Note 4 - Comprehensive Income

In June 1997, Statement of Financial Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), was issued. FAS 130 establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under generally accepted accounting principles as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 130 requires foreign currency translation adjustments, which is reported separately in stockholders' equity, to be included in comprehensive income. The Company has adopted the disclosure provisions of FAS 130 effective October 1, 1998. Comprehensive income for the three months ended December 31, 1998 and 1997, respectively, are as follows:

                                                        For the three months ended
                                                               December 31,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
Net  income                                              $ 30,088      $ 25,644
Foreign currency translation adjustments                      933        (1,191)
                                                         ========      ========
 Comprehensive income                                    $ 31,021      $ 24,453
                                                         ========      ========

Note 5 - Subsequent Event, Acquisition of G2R, Inc.

In January 1999, the Company acquired all of the assets and assumed the liabilities of G2R, Inc. ("G2R") for $7.8 million in cash and 351,268 shares of Class A Common Stock of the Company which had an approximate fair market value of $7.8 million. G2R is a provider of research and consulting services to IT product vendors and professional services and outsourcing firms. The acquisition will be accounted for by the purchase method.


ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and speak only as of the date made. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below under "Quarterly Operating Income Trends," "Factors that May Affect Future Performance", "Year 2000 Issues" and elsewhere in this report.

RESULTS OF OPERATIONS

The following table sets forth certain results of operations as a percentage of total revenues:

                                                           For the three months ended
                                                                 December 31,
                                                                ---------------
                                                                1998       1997
                                                                -----     -----
Revenues:
Advisory and measurement                                         69.9%     71.3%
Learning                                                           --       3.1
Other, principally consulting and conferences                    30.1      25.6
                                                                -----     -----
    Total revenues                                              100.0     100.0
                                                                -----     -----
Costs and expenses:
Cost of services and product development                         41.7      40.8
Selling, general and administrative                              30.4      30.1
Depreciation                                                      2.7       2.4
Amortization of intangibles                                       1.2       1.4
                                                                -----     -----
   Total costs and expenses                                      76.0      74.7
                                                                -----     -----
Operating income                                                 24.0      25.3
Interest income, net                                              1.3       1.4
                                                                -----     -----
Income before provision for income taxes                         25.3      26.7
Provision for income taxes                                        9.5      10.9
                                                                -----     -----
Net income                                                       15.8%     15.8%
                                                                =====     =====

TOTAL REVENUES increased 17% to $190.4 million for the first quarter of fiscal 1999 from $162.7 million for the first quarter of fiscal 1998. Excluding revenues from the Company's learning business, GartnerLearning, which was sold in September 1998, ongoing business revenue increased 21% for the first quarter of fiscal 1999 as compared to the same period in fiscal 1998. The Company enters into annual renewable contracts for advisory (excluding consulting) and measurement services. Advisory and measurement services encompass services which, on an ongoing basis, highlight industry developments, review new products and technologies, provide quantitative market research, analyze industry trends within a particular technology or market sector and provide comparative analysis of the information technology operations of organizations. Revenues from advisory and measurement services are recognized as services and products are delivered, and as the Company's obligation to the client is completed over the contract period. Revenues from advisory and measurement services for the three months ended December 31, 1998 increased by 15% to $133.1 million from $116.0 million for the same period in fiscal 1998. The increase in revenues from advisory and measurement services reflects continuing client acceptance of new products and services, sales penetration into new and existing clients and incremental revenue from current and prior year acquisitions.

Contract value increased 19% to $591.8 million at December 31, 1998 versus $499.3 million at December 31, 1997. The Company believes that contract value, which is calculated as the annualized value of all advisory and measurement contracts in effect at a given point in time, without regard to the duration of the contracts outstanding at such time, is a significant measure of the Company's volume of business. Historically, a substantial portion of client companies have renewed these services and products for an equal or higher level of total value each year, and annual revenues from these services in any fiscal year have approximated contract value at the beginning of the fiscal year. As of December 31, 1998, approximately 85% of the Company's clients had renewed one or more services in the last twelve months. However, this renewal rate is not necessarily indicative of the rate of retention of the Company's revenue base, and contract value at any time may not be indicative of future advisory and measurement revenues or cash flows if the rate of renewal of contracts, or the timing of new business, were to significantly change during the following twelve months compared to historic patterns. Total deferred revenues of $270.2 million and $291.1 million at December 31, 1998 and September 30, 1998, respectively, as presented in the Company's Condensed Consolidated Balance Sheets, represent unamortized revenues from advisory and measurement services and products plus unamortized revenues of certain other business products and services not included in advisory and measurement services and products. Deferred revenues do not directly correlate to contract value as of the same date, since contract value represents an annualized value of all outstanding contracts without regard to the duration of such contracts, and deferred revenue represents unamortized revenue remaining on all outstanding contracts including advisory and measurement and certain other services and products not included in advisory and measurement revenue.

Other revenues for the first quarter of fiscal 1999 increased 37% to $57.3 million compared to $41.7 million for the first quarter of fiscal 1998. Other revenues consist principally of revenues from consulting engagements and conferences. The increase of $15.6 million for the first quarter of fiscal 1999 over the first quarter of fiscal 1998 was primarily the result of continued expansion of consulting services, incremental revenue from current and prior year acquisitions and increased revenues from the Company's Symposia conferences and ITxpo exhibition events held annually during the first quarter of the fiscal year.

OPERATING INCOME increased 11% to $45.7 million, or 24% of total revenues, for the first quarter of fiscal 1999, from $41.1 million, or 25% of total revenues, for the first quarter of fiscal 1998. Operating income increased due to growth in revenues. Operating margins were impacted by the higher proportion of other revenues to total revenues in the first quarter of 1999 as compared to the first quarter of 1998. Historically, other revenues carry a lower margin than advisory and measurement revenues. The effect of fluctuations in foreign exchange rates did not have a significant impact on operating income during the first quarter of either fiscal 1999 or 1998.

Costs and expenses increased to $144.6 million in the first quarter of fiscal 1999 from $121.5 million in the first quarter of fiscal 1998. The increase in costs and expenses over the prior fiscal year for the three month period ended December 31, 1998 resulted from the additional staffing hired to support the advisory, measurement and consulting services, incremental costs associated with conferences and additional costs associated with acquisitions. Cost of services and product development expenses were $79.4 million and $66.4 million for the first quarter of fiscal 1999 and 1998, respectively. Costs related to the delivery of advisory and measurement services are treated as period costs which are expensed as incurred. The increase in expenses over the prior fiscal year reflects the need to provide additional support to the growing client base, costs associated with acquired businesses and continued product development costs. Selling, general and administrative expenses, which were $57.9 million and $49.0 million for the first quarter of fiscal 1999 and 1998, respectively, increased as a result of the Company's continuing expansion of worldwide distribution channels, additional general and administrative resources needed to support the growing revenue base and the impact of acquisitions. Although the Company has added general and administrative resources to support the growing revenue base, selling, general and administrative expenses have remained flat as a percentage of total revenues at approximately 30% for the quarters ended December 31, 1998 and 1997, respectively.

Depreciation expense increased by $1.3 million for the first quarter of fiscal 1999 as compared to the same period in fiscal 1998 as a result of capital spending required to support business growth. Amortization expense remained flat as a result of increased amortization expense related to recent acquisitions offset by the reduction of amortization expense resulting from the sale of GartnerLearning in September 1998.

INTEREST INCOME, NET was $2.5 million for the first quarter of fiscal 1999 and $2.2 million for the first quarter of fiscal 1998. The increase was attributable to a higher balance of investable funds during the first quarter of 1999 as compared to the same period in the prior fiscal year, partially offset by changes in the mix of investable funds to principally tax-free and tax-advantaged investments, which generally have lower interest rates compared to taxable investments.

PROVISION FOR INCOME TAXES increased to $18.1 million compared to $17.7 million for the first quarter of fiscal 1998. The effective tax rate for the first quarter was approximately 38% and 41% for the same period in the prior fiscal year. The effective tax rate for the quarter decreased one percentage point from fiscal 1998. This decrease is primarily the result of on-going tax planning initiatives.

DILUTED EARNINGS PER COMMON SHARE increased 16% to 29 cents per common share for the first quarter of fiscal 1999, compared to 25 cents per common share for the first quarter of fiscal 1998. Basic earnings per common share increased 15% to 30 cents per common share for the first quarter of fiscal 1999 from 26 cents for the first quarter of fiscal 1998.

PROPOSED RECAPITALIZATION, SPECIAL CASH DIVIDEND AND SHARE REPURCHASE. The Company's Board of Directors has approved an agreement in principle with IMS Health Inc. ("IMS Health") which owns 47.6 million shares or 47% of the Company's Class A Common Stock to undertake a recapitalization of the Company and facilitate a tax-free spin-off by IMS Health to its shareholders of its equity position in Gartner Group, Inc. As part of the recapitalization, IMS Health will exchange 40.7 million shares of Class A Common Stock for an equal number of shares of new Class B Common Stock of the Company prior to the spin-off. This new class of common stock will be entitled to elect at least 80% of the Company's Board of Directors, but will otherwise be substantially identical to existing Class A Common Stock. The Class B Common Stock will be distributed to IMS Health shareholders in a tax-free distribution. IMS Health will continue to hold 6.9 million shares of Class A Common Stock after the spin-off. It is the intention of IMS Health to sell these shares within one year of the spin-off, subject to certain conditions. In addition, the Company agreed that it would pay a one-time special cash dividend of $300.0 million to its shareholders of record immediately prior to the IMS Health spin-off. Further, the Company also agreed that it would repurchase the lesser of 20% or $300.0 million of its common stock in total on the open market after the spin-off. The exchange, spin-off and special cash dividend are subject to approval by the IRS of the tax-free status of the spin-off and approval of the recapitalization plan by the non-IMS Health shareholders of the Company. The share repurchase program will commence after the spin-off and is expected to be completed within one year.

QUARTERLY OPERATING INCOME TRENDS. Historically, the Company has realized significant renewals and growth in contract value at the end of quarters. The fourth quarter of the fiscal year typically is the fastest growth quarter for contract value and the first quarter of the fiscal year typically represents the slowest growth quarter as it is the quarter in which the largest amount of contract renewals are due. As a result of the quarterly trends in contract value and overall business volume, fees receivable, deferred revenues, deferred commissions and commissions payable reflect this activity and typically show substantial increases at quarter end, particularly at fiscal year end. All advisory and measurement contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All such contracts are non-cancelable and non-refundable, except for government contracts which have a 30-day cancellation clause. Government contracts have not produced material cancellations to date. The Company's policy is to record at the time of signing of an advisory or measurement contract the portion of the contract that is billable as deferred revenue and fees receivable. The Company also records the related commission obligation upon the signing of the contract and amortizes the corresponding deferred commission expense over the contract period in which the related advisory and measurement revenues are earned and amortized to income.

Historically, advisory and measurement revenues have increased significantly in the first quarter of the ensuing fiscal year over the immediately preceding quarter. Other revenues have increased similarly due to annual conferences and exhibition events held in the first quarter. Additionally, operating income margin (operating income as a percentage of total revenues) typically improves in the first quarter of the fiscal year versus the immediately preceding quarter. The operating income margin improvement in the first quarter of the fiscal year is due to the increase in operating income generated on the first quarter Symposia and ITxpo exhibition events plus an increase in advisory and measurement revenue upon which the Company is able to further leverage its selling, general and administrative expenses. The Company does not expect the operating income improvement realized in the first quarter of fiscal 1999 as compared to the fourth quarter of fiscal 1998 to be as significant in the next three quarters of the fiscal year as the operating margins on the ITxpo event held in the first quarter are higher than the conferences and other events held later in the fiscal year. Therefore, the operating income for the first quarter of fiscal 1999 may not be indicative of the quarterly operating income results for the remainder of fiscal 1999. In addition, operating expenses typically lag behind growth in revenue within a given year, and operating income margin is generally higher in the earlier quarters of the fiscal year.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE. The Company's future operating results will depend upon the Company's ability to continue to compete successfully in the market for information products and services. The Company faces competition from a significant number of independent providers of similar services, as well as the internal marketing and planning organizations of the Company's clients. The Company also competes indirectly against other information providers, including electronic and print media companies and consulting firms. In addition, there are limited barriers to entry into the Company's market and additional new competitors could readily emerge. There can be no assurance that the Company will be able to continue to provide the products and services that meet client needs as the IT market rapidly evolves, or that the Company can otherwise continue to compete successfully. In this regard, the Company's ability to compete is largely dependent upon the quality of its personnel, including, its senior management team, sales staff and IT analysts. Competition for qualified personnel is intense. There can be no assurance that the Company will be able to attract and retain additional qualified personnel, including IT staff, as may be required to support the evolving needs of customers or any growth in the Company's business. Any failure to maintain a premier staff of IT analysts could adversely affect the quality of the Company's products and services, and therefore its future business and operating results. Additionally, there may be increased credit risk and turnover of accounts as the Company expands product and service offerings to smaller companies.

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

YEAR 2000 ISSUES. The Year 2000 problem results from the fact that many technology systems have been designed using only a two-digit representation of the year portion of the date. This has the potential to cause errors or failures in those systems that depend on correct interpretation of the year, but cannot necessarily correctly interpret "00" as the year "2000". While the potential ramifications of the Year 2000 issue are significant, the Company believes that it is taking full advantage of its internal resources and all necessary external resources to understand, identify and correct all Year 2000 issues within its control. The Company recognizes that there are significant unknowns, hence potential risks, that are outside its control and will take all reasonable steps to minimize the impact of those exposures.

The Company expects to have made all essential IT and non-IT systems Year 2000 ready before their known failure dates or January 1, 2000, whichever is sooner. All products of the Company are, or are expected to be, Year 2000 ready before their known failure dates or by January 1, 2000, whichever is sooner, and should any date-related problems be revealed after that point, they will be fixed at no extra charge to the customer or replaced with a product of equal value. The Company has established a global inquiry response process to ensure timely, accurate and documented responses to all requests for information about its products and services.

The Company further expects to take all prudent and reasonable steps to validate the Year 2000-readiness of its direct supply chain interfaces, but believes that this area does and will continue to represent a significant level of uncertainty and business risk at least through the first half of the year 2000.

The Company has established a separate Year 2000 account to budget and track significant fiscal 1999 Year 2000 expenditures. All maintenance and modification costs are expensed as incurred, while the cost of new systems is being capitalized according to generally accepted accounting principles. Identified Year 2000 expenses were $1.9 million in fiscal 1998, $0.6 for the three months ended December 31, 1998, and are forecast to be $4.6 million for the remaining nine months of fiscal 1999. These costs are predominantly for the budgeted replacement or upgrades of IT and non-IT systems, but also include pro-rated personnel standard unit costs. Additional information on year 2000 issues can be found in the Company's Form 10-K for the fiscal year ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's continued focus on revenue and operating margin improvement has contributed to its ability to continue building cash and utilizing it to make strategic investments and acquisitions. As of December 31, 1998, total cash and cash equivalents and marketable securities (including both current and long-term maturities) decreased to $240.9 million from $262.3 million as of September 30, 1998. Cash provided by operating activities totaled $6.1 million for the first three months of fiscal 1999 (compared to $10.3 million used in operating activities for the first three months of fiscal 1998) reflecting primarily the impact of increased revenues and related changes in the balance sheet accounts. Cash used in investing activities was $20.9 million for the first three months of fiscal 1999 (compared to $24.7 million of cash used in the first three months of fiscal 1998) due primarily to the effect of cash used in acquisitions and investments in consolidated and unconsolidated subsidiaries of $21.5 million. Cash used in financing activities totaled $0.5 million for the three months ended December 31, 1998 (compared to $40.3 million of cash provided for the three months ended December 31, 1997). The cash used in financing activities was primarily due to the offsetting effect of $8.4 million of cash used in the settlement of forward purchase agreements, a $3.5 million credit to additional paid in capital for tax benefits received from stock transactions with employees and $3.2 million from the issuance of common stock upon the exercise of employee stock options. The tax benefit of stock transactions with employees is due to the reduction in the corporate income tax liability based on an imputed compensation deduction equal to employees' gain upon the exercise of stock options at an exercise price below fair value. Forward purchase contracts on the Company's common stock were originally established to facilitate the acquisition of 1,800,000 shares of Class A Common Stock necessary to offset a portion of the shareholder dilution that will be created by the exercise of stock options reserved for issuance and granted under the Company's 1996 Long Term Stock Option Plan.

The effect of exchange rates increased cash and cash equivalents by $0.6 million through the three months ended December 31, 1998, and was due to the strengthening of certain European currencies versus the U.S. dollar. The Company has available two unsecured credit lines, with Chase Manhattan Bank and The Bank of New York for $25.0 million and $5.0 million, respectively. These lines may be canceled by the banks at any time without prior notice or penalty. Additionally, the Company issues letters of credit in the ordinary course of business. The Company had outstanding letters of credit with Chase Manhattan Bank of approximately $4.1 million and $2.0 million with The Bank of New York at December 31, 1998. Except as described below regarding the proposed recapitalization, the Company believes that its current cash balances and maturing marketable debt securities, together with cash anticipated to be provided by operating activities and borrowings available under the existing lines of credit, will sufficient for the expected short term and foreseeable long term cash needs of the Company.

If completed the Company's proposed recapitalization would require a significant amount of cash to fund the payment of the special dividend and the repurchase of common shares. The Company intends to fund the recapitalization through borrowings beyond the current lines of credit and, in lesser part, through existing cash balances and marketable securities and anticipated funds from operations. The Company currently believes that it will need to borrow between $200.0 million to $400.0 million in order to fund the payment of the special dividend and the share repurchase. There can be no assurance that such financing will be available to the Company on commercially reasonable terms, or at all. If the Company obtains such financing, there can also be no assurance that the Company's debt service obligations will not have a material adverse effect on the Company's business, results of operations and financial condition. The Company currently has no other material capital commitments.

 PART II OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

On October 7, 1998, the Company issued 306,475 shares of Class A Common Stock as partial consideration for the assets of Griggs-Anderson as more fully described in Note 2 of the Notes to Condensed Consolidated Financial Statements. The securities were not registered under the Securities Act of 1933 as amended (the "Act"), in reliance on the exemption from registration provided by Rule 506 under the Act and Section 4(2) of the Act.

Item 4.  Submission of Matters to a Vote of Security

The Annual Meeting of Stockholders was held on January 28, 1998. At such meeting, the stockholders elected the following persons to the Board of Directors by the following votes:

                                                                       Total Vote
                                                  Total Vote for       Withheld from
                                                  Each Director        Each Director
Manual A. Fernandez                               87,715,771             937,179
William T. Clifford                               87,723,126             929,824
William O. Grabe                                  87,632,923           1,020,027
John P. Imlay                                     81,007,665           7,645,285
Max D. Hopper                                     87,630,473           1,022,477
Stephen G. Pagliuca                               87,604,987           1,047,963
Dennis G. Sisco                                   87,605,362           1,047,588
Robert E. Weissman                                80,924,265           7,728,685

The stockholders approved the amendment to the Company's 1991 Stock Option Plan to increase the number of shares of Class A Common Stock available for issuance. The vote was 63,886,056 for and 14,983,417 against with 121,809 abstained and 9,661,668 shares broker non-vote.

The stockholders approved the Company's 1998 Long Term Stock Option Plan with a vote of 62,876,421 for and 15,989,996 against with 124,865 abstained and 9,661,668 shares broker non-vote.

The stockholders ratified the appointment of KPMG Peat Marwick LLP as independent auditors for the Company for the 1999 fiscal year. The vote was 88,456,108 for, 105,790 against and 91,052 abstained.

ITEM 6. Exhibits and Reports on Form 8-K

(a)      Exhibit Number            Description of Document

         27.1                      Financial Data Schedule

(b) No reports on Form 8-K were filed by the Registrant during the fiscal quarter ended December 31, 1998.

Items 1, 3, and 5 are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Gartner Group, Inc.

Date     February  12, 1999                  /s/ Michael D. Fleisher
         ------------------                  ------------------------------
                                             Michael D. Fleisher
                                             Executive Vice President
                                             and Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)