Form 10-Q
period 1999-03-31
GARTNER GROUP INC
filed 1999-05-17
CIK 749251

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (MARK ONE)

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934.

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                       OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934.

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 1-14443

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
     The number of shares outstanding of the Registrant's capital stock as of March 31, 1999 was 103,748,743 shares of Common Stock, Class A.

                                TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION

     ITEM 1:  FINANCIAL STATEMENTS                                         Page

              Condensed Consolidated Balance Sheets at March 31, 1999
                 and September 30, 1998                                      3

              Condensed Consolidated Statements of Operations for the
                 Three and Six Months ended March 31, 1999 and 1998          4

              Condensed Consolidated Statements of Cash Flows for the
                 Six Months ended March 31, 1999 and 1998                    5

              Notes to Condensed Consolidated Financial Statements           6

     ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS            8

     ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISKS                                               15

PART II  OTHER INFORMATION

     ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS                     15

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                              15

PART I   FINANCIAL INFORMATION
Item 1   Financial Statements

                               GARTNER GROUP, INC.

                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                                March 31,             September 30,
                                                                                                  1999                    1998
                                                                                                  ----                    ----
ASSETS
Current assets:
    Cash and cash equivalents                                                                  $ 185,113               $ 157,744
    Marketable securities                                                                         71,364                  60,940
    Fees receivable, net                                                                         248,328                 239,243
    Deferred commissions                                                                          22,070                  28,287
    Prepaid expenses and other current assets                                                     22,680                  24,865
                                                                                               ---------               ---------
      Total current assets                                                                       549,555                 511,079

Long-term marketable securities                                                                   14,231                  43,610
Property, equipment and leasehold improvements, net
                                                                                                  56,068                  50,801
Intangible assets, net                                                                           199,745                 155,786
Other assets                                                                                      76,799                  71,595
                                                                                               ---------               ---------
      Total assets                                                                             $ 896,398               $ 832,871
                                                                                               =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                                     $  85,764               $ 106,400
  Commissions payable                                                                             10,699                  20,422
  Deferred revenues                                                                              300,021                 288,013
                                                                                               ---------               ---------
      Total current liabilities                                                                  396,484                 414,835

Long-term deferred revenues                                                                        909                     3,098

Commitments and contingencies

Stockholders' equity:
  Preferred stock                                                                                     --                      --
  Common stock                                                                                        58                      57
  Additional paid-in capital                                                                     302,746                 262,776
  Unearned compensation                                                                          (12,333)                     --
  Cumulative translation adjustment                                                               (3,492)                 (2,155)
  Accumulated earnings                                                                           252,413                 193,485
  Treasury stock, at cost                                                                        (40,387)                (39,225)
                                                                                               ---------               ---------
        Total stockholders' equity                                                               499,005                 414,938
                                                                                               ---------               ---------
        Total liabilities and stockholders' equity                                             $ 896,398               $ 832,871
                                                                                               =========               =========


                             See accompanying notes

                               GARTNER GROUP, INC.

                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                                   For the three months ended            For the six months ended
                                                                            March 31,                            March 31,
                                                                   ---------------------------           ---------------------------
                                                                     1999               1998               1999               1998
                                                                   --------           --------           --------           --------
Revenues:
Advisory and measurement                                           $132,499           $121,533           $265,622           $237,522
Learning                                                                 --              4,980                 --              9,943
Other, principally consulting and conferences                        38,829             23,052             96,086             64,767

                                                                   --------           --------           --------           --------
    Total revenues                                                  171,328            149,565            361,708            312,232
                                                                   --------           --------           --------           --------

Costs and expenses:
Cost of services and product development                             60,377             52,158            139,727            118,561
Selling, general and administrative                                  59,132             50,526            116,984             99,521
Acquisition-related charge                                               --              6,294                 --              6,294
Nonrecurring charges                                                  4,426              2,819              4,426              2,819
Depreciation                                                          5,284              4,264             10,517              8,204
Amortization of intangibles                                           2,499              2,421              4,702              4,605
                                                                   --------           --------           --------           --------
    Total costs and expenses                                        131,718            118,482            276,356            240,004
                                                                   --------           --------           --------           --------
Operating income                                                     39,610             31,083             85,352             72,228

Interest income, net                                                  2,600              2,449              5,076              4,651
                                                                   --------           --------           --------           --------
Income before provision for  income taxes                            42,210             33,532             90,428             76,879

Provision for income taxes                                           13,369             13,433             31,499             31,136
                                                                   --------           --------           --------           --------

Net income                                                         $ 28,841           $ 20,099           $ 58,929           $ 45,743
                                                                   ========           ========           ========           ========
Earnings per common share:

   Basic                                                           $   0.28           $   0.20           $   0.57           $   0.46
   Diluted                                                         $   0.27           $   0.19           $   0.56           $   0.43

Weighted average common shares outstanding:
   Basic                                                            103,535             99,516            102,641             98,996
   Diluted                                                          106,805            105,486            105,706            105,209




                             See accompanying notes

                               GARTNER GROUP, INC.

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                     For the six months ended
                                                                                                               March 31,
                                                                                                   --------------------------------
                                                                                                      1999                   1998
                                                                                                   ---------              ---------
Operating activities:
     Net income                                                                                    $  58,929              $  45,743
Adjustments to reconcile net income to cash provided by
  operating activities:
      Depreciation and amortization                                                                   15,219                 12,809
      Provision for doubtful accounts                                                                  2,028                    701
      Equity losses of minority owned companies                                                          617                    472
      Acquisition related charges                                                                         --                  6,294
      Deferred revenues                                                                                4,474                 15,705
      Deferred tax benefit                                                                            (1,203)               (12,224)
Changes in assets and liabilities, net of effects of acquisitions:
      Increase in fees receivable                                                                     (7,614)               (37,988)
      Decrease in deferred commissions                                                                 6,060                  5,399
      Decrease (increase) in prepaid expenses and other current assets                                 4,768                 (3,004)
      Increase in other assets                                                                        (1,962)                (2,827)
      Decrease in accounts payable and accrued liabilities                                           (31,453)               (13,151)
      Decrease in commissions payable                                                                 (9,730)                (5,625)
                                                                                                   ---------              ---------
Cash provided by operating activities                                                                 40,133                 12,304
                                                                                                   ---------              ---------
Investing activities:
     Payment for businesses acquired (excluding cash acquired)                                       (26,245)               (16,398)
     Additions of property, equipment and leasehold improvements, net                                (13,634)               (11,309)
     Marketable securities sale (purchase), net                                                       18,955                (31,960)
     Investments in unconsolidated subsidiaries                                                       (2,775)               (17,024)
     Loans to officers                                                                                    --                 (2,475)
                                                                                                   ---------              ---------
Cash used in investing activities                                                                    (23,699)               (79,166)
                                                                                                   ---------              ---------
Financing activities:
     Issuance of common stock                                                                          9,873                 25,713
     Proceeds from employee stock purchase plan offering                                               2,469                  3,204
     Net cash settlement on forward purchase agreement                                                (8,438)                    --
     Purchase of treasury stock                                                                       (1,177)                    --
Tax benefits of stock transactions with employees                                                      8,467                 34,912
                                                                                                   ---------              ---------
Cash provided by financing activities                                                                 11,194                 63,829
                                                                                                   ---------              ---------
Net increase (decrease) in cash and cash equivalents                                                  27,628                 (3,033)
Effects of foreign exchange rates on cash and cash equivalents                                          (259)                  (688)
Cash and cash equivalents, beginning of period                                                       157,744                142,415
                                                                                                   ---------              ---------
Cash and cash equivalents, end of period                                                           $ 185,113              $ 138,694
                                                                                                   =========              =========


                             See accompanying notes

                               GARTNER GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner Group, Inc. (the "Company") on Form 10-K for the fiscal year ended September 30, 1998. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three and six month periods ended March 31, 1999 may not be indicative of the results of operations for the remainder of fiscal 1999.

Note 2 - Nonrecurring Charges and One-Time Income Tax Benefit

In the second quarter of fiscal 1999, the Company recorded pre-tax, nonrecurring charges totaling approximately $4.4 million related to the Company's recent reorganization and planned recapitalization. Approximately one-half of the charge relates to severance benefits as a result of certain job eliminations associated with the reorganization. The remainder of the charge pertains to legal and advisory fees associated with the planned recapitalization of the Company (see Management's Discussion and Analysis of Financial Condition and Results of Operations). In addition, the Company recorded a one-time income tax benefit of $2.5 million primarily as a result of the settlement of certain Federal income tax examinations through fiscal 1997. The benefit was recorded as a reduction in the provision for income taxes in the Condensed Consolidated Statements of Operations.

Note 3 - Acquisitions

In January 1999, the Company acquired all of the assets and assumed the liabilities of G2R, Inc. ("G2R") for $7.8 million in cash and 358,333 shares of Class A Common Stock of the Company which had an approximate fair market value of $7.8 million. G2R is a provider of research and consulting services to IT product vendors and professional services and outsourcing firms. The acquisition was accounted for by the purchase method, and the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon estimated fair values at the date of acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was approximately $13.1 million. The resulting goodwill will be amortized by the Company over 30 years.

In addition, in March 1999 the Company acquired all of the outstanding shares of Inteco Corporation ("Inteco") for $4.8 million in cash. Inteco is a research and advisory services company offering subscription products focused on Internet technology and e-commerce used by consumers. Through surveys of U.S. and European households, Inteco's primary demand-side research helps clients track consumers' uses of interactive products. Inteco provides in-depth customized research in the following technology areas: Internet delivery and content, PCs, cable and satellite, electronic commerce, telephone and wireless, and consumer electronics. The acquisition was accounted for by the purchase method, and the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon estimated fair values at the date of acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was approximately $6.5 million. The resulting goodwill will be amortized by the Company over 30 years.

Note 4 - Computations of Earnings per Share of Common Stock

The following table sets forth the reconciliation of the basic and diluted net earnings per share computations.

                                                                         For the three months ended      For the six months ended
                                                                                   March 31,                    March 31,
                                                                         -------------------------------------------------------
                                                                           1999           1998           1999           1998
                                                                         --------       --------       --------       --------
Numerator:
     Net income                                                          $ 28,841       $ 20,099       $ 58,929       $ 45,743
                                                                         ========       ========       ========       ========
Denominator
     Denominator for basic earnings per share - weighted average
     number of common shares outstanding                                  103,535         99,516        102,641         98,996
     Effect of dilutive securities:
        Weighted average number of common shares under warrant
        outstanding                                                           167            328            144            301

        Weighted average number of option shares outstanding                3,103          5,642          2,921          5,912
                                                                         --------       --------       --------       --------
        Dilutive potential common shares                                    3,270          5,970          3,065          6,213
                                                                         --------       --------       --------       --------
        Denominator for diluted earnings per share - adjusted
        weighted average number of common shares outstanding              106,805        105,486        105,706        105,209
                                                                         ========       ========       ========       ========
Basic earnings per common share                                          $   0.28       $   0.20       $   0.57       $   0.46
                                                                         ========       ========       ========       ========

Diluted earnings per common share                                        $   0.27       $   0.19       $   0.56       $   0.43
                                                                         ========       ========       ========       ========




Note 5 - Comprehensive Income

In June 1997, Statement of Financial Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), was issued. FAS 130 establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under generally accepted accounting principles as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 130 requires certain adjustments, including foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in comprehensive income. The Company has adopted the disclosure provisions of FAS 130 effective October 1, 1998. Comprehensive income for the three and six months ended March 31, 1999 and 1998 are as follows:


                                                                 For the three months ended             For the six months ended
                                                                           March 31,                            March 31,
                                                               --------------------------------------------------------------------
                                                                 1999                1998                1999                1998
                                                               --------            --------            --------            --------
Net income                                                     $ 28,841            $ 20,099            $ 58,929            $ 45,743
Foreign currency translation adjustments                         (2,270)               (442)             (1,337)             (1,638)
                                                               ========            ========            ========            ========
  Comprehensive income                                         $ 26,571            $ 19,657            $ 57,592            $ 44,110
                                                               ========            ========            ========            ========

Note 6 - Restricted Stock Awards and Stock Option Grants

In January 1999, the Company granted restricted stock awards and stock options under the 1991 Stock Option Plan and the 1998 Long Term Stock Option Plan. The restricted stock awards will vest in six equal installments with the first installment vesting two years after the grant and then annually thereafter. Recipients are not required to provide consideration to the Company other than rendering service and have the right to vote the shares and to receive dividends. A total of 504,500 restricted shares were issued at a weighted average market value of $23.25 per share. In addition, the Company granted 35,000 stock options with an exercise price of $1.00 per share that vest on the same basis as the restricted stock awards. Such stock options had a fair market value of $23.25 per stock option on the date of grant. The aggregate market value of the restricted stock awards and stock option grants was $12.5 million. Initially, the total market value of the restricted shares and stock options was recorded as an increase in additional paid-in capital and unearned compensation in stockholders' equity. Unearned compensation will be reduced by charges to expense over the vesting period of the restricted stock and options. Compensation expense for the restricted stock awards and option grants was approximately $0.2 million for the quarter ended March 31, 1999.


ITEM 2   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below under "Quarterly Operating Income Trends," "Other Factors That May Affect Future Performance", "Year 2000 Issues" and elsewhere in this report.

RESULTS OF OPERATIONS

The following table sets forth certain results of operations as a percentage of total revenues:


                                                                       For the three months ended          For the six months ended
                                                                               March 31,                          March 31,
                                                                       ------------------------------------------------------------
                                                                         1999              1998              1999              1998
                                                                       ------            ------            ------            ------
Revenues:
Advisory and measurement                                                 77.3%             81.3%             73.4%             76.1%
Learning                                                                   --               3.3                --               3.2
Other, principally consulting and conferences                            22.7              15.4              26.6              20.7
                                                                       ------            ------            ------            ------
    Total revenues                                                      100.0             100.0             100.0             100.0
                                                                       ------            ------            ------            ------
Costs and expenses:
Cost of services and product development                                 35.2              34.8              38.7              38.0
Selling, general and administrative                                      34.5              33.8              32.3              31.9
Acquisition-related charge                                                 --               4.2                --               2.0
Nonrecurring charges                                                      2.6               1.9               1.2               0.9
Depreciation                                                              3.1               2.9               2.9               2.6
Amortization of intangibles                                               1.5               1.6               1.3               1.5
                                                                       ------            ------            ------            ------
   Total costs and expenses                                              76.9              79.2              76.4              76.9
                                                                       ------            ------            ------            ------

Operating income                                                         23.1              20.8              23.6              23.1
Interest income, net                                                      1.5               1.6               1.4               1.5
                                                                       ------            ------            ------            ------
Income before provision for income taxes                                 24.6              22.4              25.0              24.6
Provision for income taxes                                                7.8               9.0               8.7              10.0
                                                                       ------            ------            ------            ------
Net income
                                                                         16.8%             13.4%             16.3%             14.6%
                                                                       ======            ======            ======            ======



TOTAL REVENUES increased 15% to $171.3 million for the second quarter of fiscal 1999 from $149.6 million for the second quarter of fiscal 1998. For the six months ended March 31, 1999, total revenues were $361.7 million, up 16% from $312.2 million for the same period last fiscal year. Excluding revenues from the Company's learning business, GartnerLearning, which was sold in September 1998, ongoing business revenue increased 18% for the second quarter of fiscal year 1999 and 20% for the six months ended March 31, 1999 as compared to the same periods in the prior fiscal year. The Company enters into annual renewable contracts for advisory (excluding consulting) and measurement services. Advisory and measurement services encompass services which, on an ongoing basis, highlight industry developments, review new products and technologies, provide quantitative market research, analyze industry trends within a particular technology or market sector and provide comparative analysis of the information technology operations of organizations. Revenues from advisory and measurement services are recognized as services and products are delivered, and as the Company's obligation to the client is completed over the contract period. Revenues from advisory and measurement services increased by 9% to $132.5 million from $121.5 million for the second quarter of fiscal 1998. Revenues from advisory and measurement services increased 12% to $265.6 million for the six months ended March 31, 1999, compared to $237.5 million for the same period in the prior fiscal year. The increase in revenues from advisory and measurement services reflects continuing client acceptance of new products and services, sales penetration into new and existing clients and incremental revenue from current and prior year acquisitions.

Contract value increased 18% to $603.1 million at March 31, 1999 versus $512.4 million at March 31, 1998. The Company believes that contract value, which is calculated as the annualized value of all advisory and measurement contracts in effect at a given point in time, without regard to the duration of the contracts outstanding at such time, is a significant measure of the Company's volume of business. Historically, a substantial portion of client companies have renewed these services and products for an equal or higher level of total value each year, and annual revenues from these services in any fiscal year have approximated contract value at the beginning of the fiscal year. As of March 31, 1999, approximately 85% of the Company's clients had renewed one or more services in the last twelve months. However, this renewal rate is not necessarily indicative of the rate of retention of the Company's revenue base, and contract value at any time may not be indicative of future advisory and measurement revenues or cash flows if the rate of renewal of contracts, or the timing of new business, were to significantly change during the following twelve months compared to historic patterns. Total deferred revenues of $300.9 million and $291.1 million at March 31, 1999 and September 30, 1998, respectively, as presented in the Company's Consolidated Balance Sheets, represent unamortized revenues from advisory and measurement services and products plus unamortized revenues of certain other business products and services not included in advisory and measurement services and products. Deferred revenues do not directly correlate to contract value as of the same date, since contract value represents an annualized value of all outstanding contracts without regard to the duration of such contracts, and deferred revenue represents unamortized revenue remaining on all outstanding contracts including advisory and measurement and certain other services and products not included in advisory and measurement revenue.

Other revenues for the second quarter of fiscal 1999 increased 68% to $38.8 million compared to $23.1 million for the second quarter of fiscal 1998. For the six months ended March 31, 1999, other revenues were $96.1 million, up 48% from $64.8 million for the same period in the prior fiscal year. Other revenues consist principally of revenues from consulting engagements and conferences. The increase of $15.7 million for the second quarter of fiscal 1999 over the second quarter of fiscal 1998 was primarily a result of the expansion of consulting services to new geographic regions and incremental revenue from current and prior year acquisitions as well as revenue from the Company's spring Symposia event. Revenues from the Company's Symposia conferences and ITxpo exhibition events held annually during the first quarter of the fiscal year also contributed to the growth of other revenues for the six months ended March 31, 1999.

OPERATING INCOME increased 27% to $39.6 million, or 23.1% of total revenues, for the second quarter of fiscal 1999, from $31.1 million, or 20.8% of total revenues, for the second quarter of fiscal 1998. Operating income was $85.4 million for the six months ended March 31, 1999, an increase of 18% over the $72.2 million for the same period in the prior fiscal year. The effect of fluctuations in foreign exchange rates did not have a significant impact on operating income during the second quarter of either fiscal 1999 or 1998. Excluding acquisition-related and nonrecurring charges incurred in the respective periods presented (collectively the "special charges"), operating income for the three months and six months ended March 31, 1999 increased by approximately 10% over the same periods in the prior fiscal year.

Costs and expenses, excluding the special charges, increased to $127.3 million in the second quarter of fiscal 1999 from $109.4 million in the second quarter of fiscal 1998. Year to date total costs and expenses, excluding the special charges, were $271.9 million compared to $230.9 million for the same period in the prior fiscal year. The increase in costs and expenses over the prior fiscal year for both the three and six month periods ended March 31, 1999 primarily reflects an increase in staffing to support the advisory, measurement and consulting services, incremental costs associated with conferences and additional costs associated with acquisitions. Cost of services and product development expenses were $60.4 million and $52.2 million for the second quarter of fiscal 1999 and 1998, respectively, and $139.7 million and $118.6 million for the six months ended March 31, 1999 and 1998, respectively. Costs related to the delivery of advisory and measurement services are treated as period costs which are expensed as incurred. The increase in expenses over the prior fiscal year reflects the need to provide additional support to the growing client base, costs associated with acquired businesses and continued product development costs. Selling, general and administrative expenses, which were $59.1 million and $50.5 million for the second quarter of fiscal 1999 and 1998, respectively, and $117 million and $99.5 million for the six months ended March 31, 1999 and 1998, respectively, increased as a result of the Company's continuing expansion of worldwide distribution channels and additional general and administrative resources needed to support the growing revenue base and the impact of acquisitions. Although the Company has added general and administrative resources to support the growing revenue base, selling, general and administrative expenses have remained relatively unchanged as a percentage of total revenues at 35% and 34% for the second quarter of fiscal 1999 and 1998, respectively, and flat as a percentage of total revenues at 32% for the six months ended March 31, 1999 and 1998, respectively.

In the second quarter of fiscal 1999, the Company recorded pre-tax, nonrecurring charges totaling approximately $4.4 million related to the Company's recent reorganization and planned recapitalization. Approximately one-half of the charge relates to severance benefits as a result of certain job eliminations associated with the Company's recent reorganization. The remainder of the charge pertains to legal and advisory fees associated with the planned recapitalization of the Company. In the second quarter of fiscal 1998, the Company recorded pre-tax, nonrecurring charges, primarily consisting of relocation and severance costs, totaling approximately $2.8 million related to the Company's relocation of certain accounting and order processing operations from Stamford, Connecticut to a new financial services center in Fort Myers, Florida. Also in the same quarter of fiscal 1998, the Company incurred an acquisition-related charge from a $6.3 million write-off of purchased in-process research and development costs in connection with the acquisition of Interpose, Inc. On December 10, 1998, the amount of the write-off was reduced to $4.5 million (which was recognized in fiscal 1998 results) in response to new guidance from the Securities and Exchange Commission.

Depreciation expense for the second quarter of fiscal 1999 increased to $5.3 million compared to $4.3 million for the second quarter of fiscal 1998. For the six months ended March 31, 1999 depreciation expense increased to $10.5 million compared to $8.2 million for the same period in the prior fiscal year. The increases were the result of capital spending required to support business growth.

Amortization expense remained flat as a result of increased amortization expense related to recent acquisitions offset by the reduction of amortization expense resulting from the sale of GartnerLearning in September 1998. Amortization expense for the second quarter of fiscal 1999 increased to $2.5 million compared to $2.4 million for the second quarter of fiscal 1998. For the six months ended March 31, 1999 amortization expense increased to $4.7 million compared to $4.6 million for the same period in the prior fiscal year.

INTEREST INCOME, NET was $2.6 million for the second quarter of fiscal 1999, up from $2.4 million for the second quarter of fiscal 1998. For the six months ended March 31, 1999 and 1998, interest income, net was $5.1 million and $4.7 million, respectively. This increase was attributable to a higher balance of investable funds during the second quarter of 1999 as compared to the same period in the prior fiscal year, partially offset by changes in the mix of investable funds to principally tax-free and tax-advantaged investments which generally have lower interest rates compared to taxable investments.

PROVISION FOR INCOME TAXES was approximately $13.4 million in the second quarter of both fiscal 1999 and fiscal 1998. The effective tax rate for the second quarter and year to date fiscal 1999 was approximately 32% and 35%, respectively. During the second quarter of fiscal 1999, the Company recognized a one-time tax benefit of $2.5 million resulting from the settlement of certain Federal income tax examinations through fiscal 1997. Excluding the one-time tax benefit, the effective tax rate for the six months ended March 31,1999 was 38% which is a decrease of approximately three percentage points from fiscal 1998. This decrease is primarily the result of on-going tax planning initiatives.

DILUTED EARNINGS PER COMMON SHARE increased 42% to 27 cents per common share for the second quarter of fiscal 1999, compared to 19 cents per common share for the second quarter of fiscal 1998. For the six months ended March 31, 1999 and 1998, diluted earnings per common share were 56 cents per common share and 43 cents per common share, respectively, an increase of 30%. Excluding the impact of non-recurring charges, diluted earnings per share were 27 cents per common share for the second quarter and 56 cents per common share for the six months ended March 31, 1999. Basic earnings per common share increased to 28 cents for the second quarter of fiscal 1999 from 20 cents for the same period a year ago. Basic earnings per common share was 57 cents for the six months ended March 31, 1999 compared to 46 cents for the same period last year.

PROPOSED RECAPITALIZATION, SPECIAL CASH DIVIDEND AND SHARE REPURCHASE In November 1998, the Company's Board of Directors approved an agreement in principle with IMS Health Inc. ("IMS Health"), which owns approximately 47.6 million shares or 46% of the Company's Class A Common Stock, to undertake a recapitalization of the Company and facilitate a tax-free spin-off by IMS Health to its shareholders of its equity position in the Company. As part of the recapitalization, IMS Health will exchange 40.7 million shares of Class A Common Stock for an equal number of shares of new Class B Common Stock of the Company prior to the spin-off. This new class of common stock will be entitled to elect at least 80% of the Company's Board of Directors, but will otherwise be substantially identical to existing Class A Common Stock. All Class B Common Stock will be distributed to IMS Health shareholders in a tax-free distribution. IMS Health is required by Internal Revenue Service ("IRS") regulations to monetize its remaining interest in the Company as quickly as feasible after the spin-off, subject to certain restrictions agreed to by both companies. IMS Health's remaining interest will include 6.9 million shares and a warrant for an additional 599,400 shares. In May 1999, the Company's Board of Directors approved an amendment to certain terms of the transaction as announced by the Company in November. The Company has agreed to repurchase 19.9% of its outstanding shares following completion of the spin-off, instead of the lesser of $300 million or 20% of its outstanding shares. The Company intends to conduct a Dutch Auction tender offer, as soon as feasible after the spin-off, for 15% of its outstanding shares. The remaining 4.9% of the shares are expected to be repurchased in the open market. In addition, the Company has agreed to reallocate $175 million of the previously planned $300 million cash dividend to the share repurchase, resulting in a cash dividend of $125 million to the Company's shareholders and ensuring sufficient funding for the share repurchase. A favorable IRS tax ruling regarding the tax-free nature of the spin-off has been previously received. In light of the restructured transaction, a supplemental ruling from the IRS is being sought. The recapitalization plan remains subject to SEC clearance of the proxy statement, additional regulatory approvals and approval by the majority of non-IMS Health shareholders of the Company voting at a special shareholder meeting.

QUARTERLY OPERATING INCOME TRENDS. Historically, the Company has realized significant renewals and growth in contract value at the end of quarters. The fourth quarter of the fiscal year typically is the fastest growth quarter for contract value and the first quarter of the fiscal year typically represents the slowest growth quarter as it is the quarter in which the largest amount of contract renewals are due. As a result of the quarterly trends in contract value and overall business volume, fees receivable, deferred revenues, deferred commissions and commissions payable reflect this activity and typically show substantial increases at quarter end, particularly at fiscal year end. All advisory and measurement contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All contracts are non-cancelable and non-refundable, except for government contracts which have a 30-day cancellation clause, but which have not produced material cancellations to date. The Company's policy is to record at the time of signing of an advisory and measurement contract the portion of the contract that is billable as deferred revenue and fees receivable. The Company also records the related commission obligation upon the signing of the contract and amortizes the corresponding deferred commission expense over the contract period in which the related advisory and measurement revenues are earned and amortized to income.

Historically, total revenues have increased in the first quarter of the ensuing fiscal year over the immediately preceding quarter due to annual conferences and exhibition events held in the first quarter. Additionally, operating income margin (operating income as a percentage of total revenues) typically improves in the first quarter of the fiscal year versus the immediately preceding quarter. The operating income margin improvement in the first quarter of the fiscal year is due to the increase in operating income generated on the first quarter Symposia and ITxpo exhibition events plus an increase in advisory and measurement revenue upon which the Company is able to further leverage its selling, general and administrative expenses. Operating income margin in the second quarter is typically consistent with the first quarter. In the second quarter of fiscal 1999, the spring symposium event and management's ability to control discretionary spending and variable costs linked to financial performance favorably impacted operating margin. Operating income margin generally is not as high in the third and fourth quarters of the fiscal year compared to the first and second quarters. Additionally, the Company historically does not fully increase its level of spending until after the first quarter of the fiscal year, when the rate of growth in revenues and contract value becomes known. As a result, growth in operating expenses has typically lagged behind growth in revenues within a given year, and operating income margin has generally been higher in the earlier quarters of the fiscal year. Therefore, the operating income for the first two quarters of fiscal 1999 may not be indicative of the quarterly operating results for the remainder of the fiscal year.

OTHER FACTORS THAT MAY AFFECT FUTURE PERFORMANCE. The Company's future operating results will depend upon the Company's ability to continue to compete successfully in the market for information products and services. The Company faces competition from a significant number of independent providers of similar services, as well as the internal marketing and planning organizations of the Company's clients. The Company also competes indirectly against other information providers, including electronic and print media companies and consulting firms. In addition, there are limited barriers to entry into the Company's market and additional new competitors could readily emerge. There can be no assurance that the Company will be able to continue to provide the products and services that meet client needs as the Information Technology ("IT") market rapidly evolves, or that the Company can otherwise continue to compete successfully. In this regard, the Company's ability to compete is largely dependent upon the quality of its personnel, including its senior management team, sales staff and IT analysts. Competition for qualified personnel is intense. There can be no assurance that the Company will be able to attract and retain additional qualified personnel, including IT staff, as may be required to support the evolving needs of customers or any growth in the Company's business. Any failure to maintain a premier staff of IT analysts could adversely affect the quality of the Company's products and services, and therefore its future business and operating results. Additionally, there may be increased credit risk and turnover of accounts as the Company expands product and service offerings to smaller companies.

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

The Company is on target to have made all essential IT and non-IT systems Year 2000 ready before their known failure dates or January 1, 2000, whichever is sooner. All products of the Company are, or are expected to be Year 2000 ready before their known failure dates or by January 1, 2000, whichever is sooner. Should any date-related problems be revealed after that point, they will be fixed at no extra charge to the customer or replaced with a product of equal value. Initial testing of the four business critical applications for product delivery (GG Interactive, GG Lotus Notes, GG Intraweb, and GG CD) has shown these applications to be compliant with certain Company identified key functions with full Year 2000 internal validation expected to occur early in the next quarter. Additionally, the Company expects to continue to take all prudent and reasonable steps to validate the Year 2000-readiness of its direct supply chain interfaces, but believes that this area does and will continue to represent a significant level of uncertainty and business risk at least through the first half of the year 2000.

The Company has established a separate Year 2000 account to budget and track significant fiscal 1999 Year 2000 expenditures. All maintenance and modification costs are expensed as incurred, while the cost of new systems is being capitalized according to generally accepted accounting principles. Identified Year 2000 expenses were $1.9 million for the six months ended March 31, 1999, and are forecasted to be $3.3 million for the remaining six months of fiscal 1999. These costs are predominantly for the budgeted replacement or upgrades of the IT and non-IT systems, but also include personnel standard unit costs.

The Company believes that the Year 2000 problem may result in an increased percentage of IT department budgets being directed toward Year 2000 remediation expenditures in the near term. If this occurs, changes in customer buying practices could result in either an increase or decrease in the demand for the Company's products and services and, therefore, have the potential of benefiting or adversely impacting future Company revenues and revenue patterns. Additional information on year 2000 issues can be found in the Company's Form 10-K for the fiscal year ended September 30, 1998.


Liquidity and Capital Resources

The Company's continued focus on revenue and operating income increases has contributed to its ability to continue building cash and utilizing it to make strategic investments and acquisitions. As of March 31, 1999, total cash and cash equivalents and marketable securities (including both current and long-term maturities) increased to $270.7 million. Cash provided by operating activities totaled $40.1 million for the six months ended March 31, 1999 (compared to $12.3 million provided by operating activities for the six months ended March 31,
1998) reflecting primarily the impact of increased revenues and related changes in the balance sheet accounts. Cash used in investing activities was $23.7 million for the six months ended March 31, 1999 (compared to $79.2 million of cash used in the first six months of fiscal 1998) due primarily to the net effect of cash used in acquisitions and investments in consolidated and unconsolidated subsidiaries of $29.0 million and $19.0 million of cash provided by maturing marketable securities. Cash provided by financing activities totaled $11.2 million for the six months ended March 31, 1999 (compared to $63.8 million of cash provided for the six months ended March 31, 1998). The cash provided by financing activities resulted primarily from $9.9 million received from the issuance of common stock upon the exercise of employee stock options and, $8.5 million increase in additional paid-in capital for tax benefits received from stock transactions with employees which were partially offset by $8.4 million of cash used in the settlement of forward purchase agreements. The tax benefit of stock transactions with employees is due to the reduction in the corporate income tax liability based on an imputed compensation deduction equal to employees' gain upon the exercise of stock options at an exercise price below fair value. Forward purchase contracts on the Company's common stock were originally established to facilitate the acquisition of 1,800,000 shares of Class A Common Stock necessary to offset a portion of the shareholder dilution that will be created by the exercise of stock options reserved for issuance and granted under the Company's 1996 Long Term Stock Option Plan.

The effect of exchange rates increased cash and cash equivalents by $0.3 million through the six months ended March 31, 1999, and was due to the strengthening of certain European currencies versus the U.S. dollar. The Company has available two unsecured credit lines, with Chase Manhattan Bank and The Bank of New York for $25.0 million and $5.0 million, respectively. These lines may be canceled by the banks at any time without prior notice or penalty. Additionally, the Company issues letters of credit in the ordinary course of business. The Company had outstanding letters of credit with Chase Manhattan Bank of approximately $4.0 million and $2.0 million with The Bank of New York at March 31, 1999. Except as described below regarding the proposed recapitalization, the Company believes that its current cash balances and maturing marketable debt securities, together with cash anticipated to be provided by operating activities and borrowings available under the existing lines of credit, will be sufficient for the expected short-term and foreseeable long-term cash needs of the Company.

If completed, the Company's proposed recapitalization would require a significant amount of cash to fund the payment of the special dividend and the repurchase of common shares. The Company intends to fund the recapitalization through borrowings beyond the current lines of credit and, in lesser part, through existing cash balances and marketable securities and anticipated funds from operations. The Company currently believes that it will need to borrow between $300.0 million to $450.0 million in order to fund the payment of the special dividend and the share repurchase. The Company is presently negotiating with several banks to provide the required borrowings and believes that lending commitments will be finalized shortly. However, prior to finalizing such commitments, there can be no assurance that such financing will be available to the Company on commercially reasonable terms, or at all. If and when the Company obtains such financing, there can also be no assurance that the Company's debt service obligations will not have a material adverse effect on the Company's business, results of operations and financial condition. The Company currently has no other material capital commitments.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Amounts invested in the Company's foreign operations are translated into U.S. dollars at the exchange rates in effect at quarter end. The resulting translation adjustments are recorded as cumulative translation adjustment, a component of stockholders' equity, in the Condensed Consolidated Balance Sheets.


PART II  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On January 7, 1999, the Company issued 358,333 shares of Class A Common Stock as partial consideration for the assets of G2R, Inc., as more fully described in
Note 2 to the Notes for the Consolidated Financial Statements. The securities were not registered under the Securities Act of 1933 as amended (the "Act"), in reliance on the exemption from registration provided by Rule 506 under the Act and Section 4(2) of the Act.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibit Number            Description of Document
         10.7(1)                   Gartner Group, Inc. 1991 Stock Option Plan as amended and restated on
                                   October 13, 1998
         10.22(2)                  Gartner Group, Inc. 1998 Long Term Stock Option Plan
         27.1                      Financial Data Schedule


(1) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (File No. 333-77015) as filed on April 26, 1999.

(2) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (File No. 333-77013) as filed on April 26, 1999.

(b) No reports on Form 8-K were filed by the Registrant during the fiscal quarter ended March 31, 1999.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Gartner Group, Inc.


Date  May 17, 1999                             /s/ Michael D. Fleisher
      ------------                             -------------------------------
                                               Michael D. Fleisher
                                               Executive Vice President
                                               and Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)