Form 10-Q
period 1999-06-30
GARTNER GROUP INC
filed 1999-08-12
CIK 749251

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     [X]              THE SECURITIES EXCHANGE ACT OF 1934.


                       FOR THE QUARTER ENDED JUNE 30, 1999


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

     The number of shares outstanding of the Registrant's capital stock as of June 30, 1999 was 104,419,358 shares of Common Stock, Class A.

                                TABLE OF CONTENTS




PART I         FINANCIAL INFORMATION


     ITEM 1:   FINANCIAL STATEMENTS                                         Page

               Condensed Consolidated Balance Sheets at June 30, 1999
                  and September 30, 1998                                       3

               Condensed Consolidated Statements of Operations for the
                  Three and Nine Months ended June 30, 1999 and 1998           4

               Condensed Consolidated Statements of Cash Flows for the
                  Nine Months ended June 30, 1999 and 1998                     5

               Notes to Condensed Consolidated Financial Statements            6

     ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS             9

     ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISKS                                                16

PART II        OTHER INFORMATION

     ITEM 5:   OTHER INFORMATION                                              16

     ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K                               16

PART I         FINANCIAL INFORMATION
Item 1         Financial Statements

                               GARTNER GROUP, INC.

                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                            June 30,         September 30,
                                                              1999               1998
                                                            ---------        -------------
ASSETS
Current assets:
    Cash and cash equivalents                               $ 211,204          $ 157,744
    Marketable securities                                      69,500             60,940
    Fees receivable, net                                      238,241            239,243
    Deferred commissions                                       19,063             28,287
    Prepaid expenses and other current assets                  18,677             24,865
                                                            ---------          ---------
      Total current assets                                    556,685            511,079

Long-term marketable securities                                 3,275             43,610
Property, equipment and leasehold improvements, net            58,783             50,801
Intangible assets, net                                        208,152            155,786
Other assets                                                   78,747             71,595
                                                            ---------          ---------
      Total assets                                          $ 905,642          $ 832,871
                                                            =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                  $  74,026          $ 106,400
  Commissions payable                                           7,845             20,422
  Deferred revenues                                           289,689            288,013
                                                            ---------          ---------
      Total current liabilities                               371,560            414,835

Long-term deferred revenues                                       593              3,098

Commitments and contingencies

Stockholders' equity:
  Preferred stock                                                  --                 --
  Common stock                                                     58                 57
  Additional paid-in capital                                  311,678            262,776
  Unearned compensation                                       (11,823)                --
  Cumulative translation adjustment                            (4,852)            (2,155)
  Accumulated earnings                                        278,830            193,485
  Treasury stock, at cost                                     (40,402)           (39,225)
                                                            ---------          ---------
        Total stockholders' equity                            533,489            414,938
                                                            ---------          ---------
        Total liabilities and stockholders' equity          $ 905,642          $ 832,871
                                                            =========          =========


                             See accompanying notes

                               GARTNER GROUP, INC.

                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                     For the three months ended         For the nine months ended
                                                               June 30,                         June 30,
                                                      -------------------------         -------------------------
                                                        1999             1998             1999             1998
                                                      --------         --------         --------         --------
Revenues:
Advisory and measurement                              $134,351         $121,659         $399,973         $359,181
Learning                                                    --            5,193               --           15,136
Other, principally consulting and conferences           51,307           34,140          147,393           98,907
                                                      --------         --------         --------         --------
    Total revenues                                     185,658          160,992          547,366          473,224
                                                      --------         --------         --------         --------
Costs and expenses:
Cost of services and product development                74,427           62,861          214,154          181,422
Selling, general and administrative                     63,489           55,582          180,473          155,103
Acquisition-related charge                                  --               --               --            6,294
Nonrecurring charges                                     1,498               --            5,924            2,819
Depreciation                                             5,472            4,617           15,989           12,821
Amortization of intangibles                              2,634            2,470            7,336            7,075
                                                      --------         --------         --------         --------
    Total costs and expenses                           147,520          125,530          423,876          365,534
                                                      --------         --------         --------         --------
Operating income                                        38,138           35,462          123,490          107,690

Interest income, net                                     2,572            2,200            7,648            6,851
                                                      --------         --------         --------         --------
Income before provision for  income taxes               40,710           37,662          131,138          114,541

Provision for income taxes                              14,294           14,680           45,793           45,816
                                                      --------         --------         --------         --------
Net income                                            $ 26,416         $ 22,982         $ 85,345         $ 68,725
                                                      ========         ========         ========         ========

Earnings per common share:

   Basic                                              $   0.25         $   0.23         $   0.83         $   0.69
   Diluted                                            $   0.25         $   0.22         $   0.80         $   0.65

Weighted average common shares outstanding:
   Basic                                               104,229          101,272          103,110           99,755
   Diluted                                             106,838          106,477          106,054          105,675



                             See accompanying notes

                               GARTNER GROUP, INC.

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                             For the nine months ended
                                                                                      June 30,
                                                                             --------------------------
                                                                               1999             1998
                                                                             ---------        ---------
Operating activities:
     Net income                                                              $  85,345        $  68,725
Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation and amortization                                             23,325           19,896
      Provision for doubtful accounts                                            3,159            1,636
      Equity losses of minority owned companies                                    384              318
      Acquisition related charges                                                   --            6,294
      Deferred revenues                                                         (3,748)          (4,026)
      Deferred tax benefit                                                      (1,604)          (2,256)
Changes in assets and liabilities, net of effects of acquisitions:
      Increase in fees receivable                                                  (49)          (8,487)
      Decrease in deferred commissions                                           8,898            5,864
      Decrease (increase) in prepaid expenses and other current assets           7,841           (6,329)
      Increase in other assets                                                  (4,628)          (2,661)
      Decrease in accounts payable and accrued liabilities                     (37,239)            (685)
      Decrease in commissions payable                                          (12,600)         (16,016)
                                                                             ---------        ---------
Cash provided by operating activities                                           69,084           62,273
                                                                             ---------        ---------
Investing activities:
     Payment for businesses acquired (excluding cash acquired)                 (40,207)         (23,610)
     Additions of property, equipment and leasehold improvements, net          (22,448)         (17,685)
     Marketable securities sold (purchased), net                                31,775          (63,632)
     Investments in unconsolidated subsidiaries                                 (4,210)         (17,024)
     Loans to officers                                                              --           (2,475)
                                                                             ---------        ---------
Cash used in  investing activities                                             (35,090)        (124,426)
                                                                             ---------        ---------
Financing activities:
     Issuance of common stock                                                   14,505           32,191
     Proceeds from employee stock purchase plan offering                         2,469            3,188
     Net cash settlement on forward purchase agreement                          (8,438)          (7,599)
     (Purchase) sale of treasury stock                                          (1,177)             186
     Tax benefits of stock transactions with employees                          13,024           33,080
                                                                             ---------        ---------
Cash provided by financing activities                                           20,383           61,046
                                                                             ---------        ---------
Net increase (decrease) in cash and cash equivalents                            54,377           (1,107)

Effects of foreign exchange rates on cash and cash equivalents                    (917)          (1,090)
Cash and cash equivalents, beginning of period                                 157,744          142,415
                                                                             ---------        ---------
Cash and cash equivalents, end of period                                     $ 211,204        $ 140,218
                                                                             =========        =========

                             See accompanying notes

                               GARTNER GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner Group, Inc. (the "Company") on Form 10-K for the fiscal year ended September 30, 1998. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three and nine month periods ended June 30, 1999 may not be indicative of the results of operations for the remainder of fiscal 1999.

Note 2 - Nonrecurring Charges and One-Time Income Tax Benefit

For the three months ended June 30, 1999, the Company recorded pre-tax, nonrecurring charges totaling $1.5 million primarily related to legal and advisory fees associated with the Company's recapitalization (see Note 6 - Subsequent Event, Recapitalization and Management's Discussion and Analysis of Financial Condition and Results of Operations). For the nine months ended June 30, 1999, the Company has incurred $5.9 million in nonrecurring charges. Approximately one-half of the charge relates to severance benefits as a result of certain job eliminations associated with the second quarter reorganization. The remainder of the charge pertains to legal and advisory fees associated with the recapitalization of the Company. In addition, in the second quarter of fiscal 1999, the Company recorded a one-time income tax benefit of $2.5 million primarily as a result of the settlement of certain Federal income tax examinations through fiscal 1997. The benefit was recorded as a reduction in the provision for income taxes in the Condensed Consolidated Statements of Operations.

Note 3 - Computations of Earnings per Share of Common Stock

The following table sets forth the reconciliation of the basic and diluted net earnings per share computations (in thousands, except per share data).

                                                                         For the three months ended       For the nine months ended
                                                                                  June 30,                         June 30,
                                                                         --------------------------       --------------------------
                                                                           1999             1998             1999             1998
                                                                         --------         --------        ---------         --------
Numerator:
     Net income                                                          $ 26,416         $ 22,982         $ 85,345         $ 68,725
                                                                         ========         ========         ========         ========
Denominator
     Denominator for basic earnings per share - weighted average
     number of common shares outstanding                                  104,229          101,272          103,110           99,755

     Effect of dilutive securities:
        Weighted average number of common shares under warrant
        outstanding                                                           267              388              226              368
        Weighted average number of option shares outstanding                2,342            4,817            2,718            5,552
                                                                         --------         --------         --------         --------
        Dilutive potential common shares                                    2,609            5,205            2,944            5,920
                                                                         --------         --------         --------         --------
        Denominator for diluted earnings per share - adjusted
        weighted average number of common shares outstanding              106,838          106,477          106,054          105,675
                                                                         ========         ========         ========         ========

Basic earnings per common share                                          $   0.25         $   0.23         $   0.83         $   0.69
                                                                         ========         ========         ========         ========
Diluted earnings per common share                                        $   0.25         $   0.22         $   0.80         $   0.65
                                                                         ========         ========         ========         ========


Note 4 - Comprehensive Income

In June 1997, Statement of Financial Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), was issued. FAS 130 establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under generally accepted accounting principles as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 130 requires certain adjustments, including foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in comprehensive income. The Company has adopted the disclosure provisions of FAS 130 effective October 1, 1998. Comprehensive income for the three and nine months ended June 30, 1999 and 1998 are as follows (in thousands):

                                                                         For the three months ended     For the nine months ended
                                                                                 June 30,                        June 30,
                                                                        ---------------------------     -------------------------
                                                                          1999             1998             1999          1998
                                                                        --------         -------           -------       -------
     Net income                                                         $26,416          $22,982           $85,345       $68,725
     Foreign currency translation adjustments                            (1,360)            (379)           (2,697)       (2,012)
                                                                        =======          =======           =======       =======
       Comprehensive income                                             $25,056          $22,603           $82,648       $66,713
                                                                        =======          =======           =======       =======


Note 5 - Subsequent Event, Acquisition

In July 1999, the Company acquired all of the outstanding shares of The Warner Group ("Warner") for $18.0 million in cash. Warner is a leading management consulting firm specializing in information technology, communications technology and performance improvement for government agency clients. The acquisition was accounted for by the purchase method.

Note 6 - Subsequent Event, Recapitalization

On July 16, 1999, the Company's stockholders approved a series of transactions including the recapitalization of the Company's outstanding Common Stock into two classes of Common Stock, consisting of Class A Common Stock and Class B Common Stock, and the issuance of an aggregate of 40,689,648 shares of Class B Common Stock to IMS Health Incorporated ("IMS Health") in exchange for a like number of shares of Class A Common Stock held by IMS Health. Subsequently, on July 26, 1999, IMS Health distributed such shares of Class B Common Stock to IMS Health public stockholders of record on July 17, 1999, in a tax-free spin-off.

In addition, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized capital stock of the Company to a total of 250,000,000 shares of Common Stock (166,000,000 shares of Class A Common Stock and 84,000,000 shares of Class B Common Stock) and 5,000,000 shares of Preferred Stock. The Class B Common Stock is identical in all respects to the Class A Common Stock, except that the Class B Common Stock is entitled to elect at least 80% of the members of the Company's Board of Directors. The Company's stockholders also approved an amendment to the Company's Certificate of Incorporation to create a classified Board of Directors of three classes having staggered three-year terms.

The Company also declared a special, nonrecurring cash dividend of $1.1945 per share, payable to all Company stockholders of record as of July 16, 1999. The cash dividend, totaling approximately $125 million, was paid on July 22, 1999.

In connection with the recapitalization, on July 27, 1999, the Company commenced a tender offer in a Dutch Auction format to purchase approximately 15% of its outstanding Common Stock, up to 15,700,000 shares, comprised of 9,600,000 shares of Class A Common Stock and 6,100,000 shares of Class B Common Stock, at prices not less than $21.00 and not more than $24.00 per share. The Dutch Auction tender process allows stockholders to select the price within the specified price range at which they are willing to sell their shares to the Company or to accept the purchase price resulting from the Dutch Auction tender process. The tender offer will expire on Tuesday, August 24, 1999, unless extended.

The Company will determine the lowest single price per share by class of common stock net to the seller in cash, without interest, that will allow it to purchase the desired number of shares of Class A and Class B Common Stock (or such lesser number of shares as are validly tendered and not withdrawn). The lowest single per share price for each class will be the purchase price the Company will pay for all shares of such class validly tendered at prices at or below such purchase price. The purchase price of the Class A Common Stock and Class B Common Stock need not be identical. If more than the sought number of shares of a class are tendered, there will be a proration among tendered shares of such class.

Notwithstanding the foregoing, the Company will only repurchase shares of Class A Common Stock and Class B Common Stock in the same proportion as the ratio of the number of shares of each class outstanding on July 26, 1999. If stockholders do not tender shares in this proportion (61% Class A Common Stock to 39% Class B Common Stock), then the Company will only purchase the largest number of properly tendered shares of each class that will enable it to maintain this proportion, and the purchase price for each class will be determined upon the basis of the number of shares of such class so purchased. Shares tendered at prices in excess of the purchase price and shares not purchased because of the proration and proportionality limitations will be returned to the tendering stockholders at the Company's expense. The Company reserves the right, in its sole discretion, to purchase more than 15,700,000 shares pursuant to the tender offer. The Company also intends to purchase an additional 5,000,000 shares in the open market over the next two years as part of the recapitalization plan, increased or decreased to the extent the actual number of shares purchased in the tender offer is less than or greater than the 15% sought to be purchased.

The dividend paid by the Company on July 22, 1999 was funded out of existing cash. The tender offer and the subsequent open market purchases will be funded through existing cash and borrowings under credit facilities. On July 16, 1999, the Company entered into a Credit Agreement with The Chase Manhattan Bank, as administrative agent for the participating financial institutions thereunder, providing for a maximum of $500 million of credit facilities, consisting of a $350 million term loan and a $150 million senior revolving credit facility. Under the Credit Agreement, the Company and its subsidiaries are subject to certain customary affirmative, negative and financial covenants.

As a result of the special, nonrecurring cash dividend, the Board of Directors approved a reduction in the exercise price of stock options to maintain the aggregate economic value of the stock options. Under the exercise price reduction program, all options with an exercise price below the fair market value of the stock on the effective date, July 16, 1999, were reduced to maintain the ratio of the exercise price to the fair market value of the stock prior to the cash dividend. The exercise price of options with an exercise price equal to or greater than the fair market value of the stock on the effective date were reduced by an amount equal to the dividend per share paid by the Company. No changes were made to either the number of shares of common stock covered by or in the vesting schedule of the options.



ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below under "Quarterly Operating Income Trends," "Other Factors That May Affect Future Performance", "Year 2000 Issues", "Euro Conversion" and elsewhere in this report.

RESULTS OF OPERATIONS

The following table sets forth certain results of operations as a percentage of total revenues:

                                                            For the three months ended              For the nine months ended
                                                                    June 30,                                June 30,
                                                       -------------------------------------   ------------------------------------
                                                             1999                1998                1999               1998
                                                       -----------------   -----------------   ----------------   -----------------
Revenues:
Advisory and measurement                                     72.4%                75.6%               73.1%              75.9%
Learning                                                        -                  3.2                   -                3.2
Other, principally consulting and conferences                27.6                 21.2                26.9               20.9
                                                       ----------------   ------------------   ----------------   -----------------
    Total revenues                                          100.0                100.0               100.0              100.0
                                                       ----------------   ------------------   ----------------   -----------------
Costs and expenses:
Cost of services and product development                     40.1                 39.0                39.1               38.3
Selling, general and administrative                          34.2                 34.5                33.0               32.8
Acquisition-related charge                                      -                    -                   -                1.3
Nonrecurring charges                                          0.8                    -                 1.1                0.6
Depreciation                                                  2.9                  2.9                 2.9                2.7
Amortization of intangibles                                   1.4                  1.5                 1.3                1.5
                                                       -----------------   -----------------   ----------------   -----------------
   Total costs and expenses                                  79.4                 77.9                77.4               77.2
                                                       -----------------   -----------------   ----------------   -----------------
Operating income                                             20.6                 22.1                22.6               22.8

Interest income, net                                          1.4                  1.4                 1.4                1.4
                                                       -----------------   -----------------   ----------------   -----------------

Income before provision for income taxes                     22.0                 23.5                24.0               24.2

Provision for income taxes                                    7.7                  9.1                 8.4                9.7
                                                        ----------------   -----------------   ----------------   -----------------
Net income                                                   14.3%                14.4%               15.6%              14.5%
                                                       =================   =================   ================   =================



TOTAL REVENUES increased 15% to $185.7 million for the third quarter of fiscal 1999 from $161.0 million for the third quarter of fiscal 1998. For the nine months ended June 30, 1999, total revenues were $547.4 million, up 16% from $473.2 million for the same period last fiscal year. Excluding revenues from the Company's learning business, GartnerLearning, which was sold in September 1998, ongoing business revenue increased 19% for the third quarter of fiscal year 1999 and for the nine months ended June 30, 1999 as compared to the same periods in the prior fiscal year. The Company enters into annual renewable contracts for advisory (excluding consulting) and measurement services. Advisory and measurement services encompass services which, on an ongoing basis, highlight industry developments, review new products and technologies, provide quantitative market research, analyze industry trends within a particular technology or market sector and provide comparative analysis of the information technology operations of organizations. Revenues from advisory and measurement services are recognized as services and products are delivered, and as the Company's obligation to the client is completed over the contract period. Revenues from advisory and measurement services increased by 10% to $134.4 million for the third quarter of fiscal 1999 from $121.7 million for the third quarter of fiscal 1998. Revenues from advisory and measurement services increased 11% to $400.0 million for the nine months ended June 30, 1999, compared to $359.2 million for the same period in the prior fiscal year. The increase in revenues from advisory and measurement services reflects continuing client acceptance of new products and services, sales penetration into new and existing clients and incremental revenue from current and prior year acquisitions.

Contract value increased 14% to $608.4 million at June 30, 1999 versus $533.5 million at June 30, 1998. The Company believes that contract value, which is calculated as the annualized value of all advisory and measurement contracts in effect at a given point in time, without regard to the duration of the contracts outstanding at such time, is a significant measure of the Company's volume of business. Historically, a substantial portion of client companies have renewed these services and products for an equal or higher level of total value each year, and annual revenues from these services in any fiscal year have approximated contract value at the beginning of the fiscal year. As of June 30, 1999, approximately 85% of the Company's clients had renewed one or more services in the last twelve months. However, this renewal rate is not necessarily indicative of the rate of retention of the Company's revenue base, and contract value at any time may not be indicative of future advisory and measurement revenues or cash flows if the rate of renewal of contracts, or the timing of new business, were to significantly change during the following twelve months compared to historic patterns. Total deferred revenues of $290.3 million and $291.1 million at June, 30, 1999 and September 30, 1998, respectively, as presented in the Company's Consolidated Balance Sheets, represent unearned revenues from advisory and measurement services and products plus unearned revenues of certain other business products and services not included in advisory and measurement services and products. Deferred revenues do not directly correlate to contract value as of the same date, since contract value represents an annualized value of all outstanding contracts without regard to the duration of such contracts, and deferred revenue represents unamortized revenue remaining on all outstanding contracts including advisory and measurement and certain other services and products not included in advisory and measurement revenue.

Other revenues for the third quarter of fiscal 1999 increased 50% to $51.3 million compared to $34.1 million for the third quarter of fiscal 1998. For the nine months ended June 30, 1999, other revenues were $147.4 million, up 49% from $98.9 million for the same period in the prior fiscal year. Other revenues consist principally of revenues from consulting engagements and conferences. The increase of $17.2 million for the third quarter of fiscal 1999 over the third quarter of fiscal 1998 was primarily a result of the expansion of consulting services to new geographic regions and incremental revenues resulting from current and prior year acquisitions. Year-to-date, the increase in other revenues over the prior fiscal year is attributable to increased consulting revenue and revenue from the Company's Symposia conferences and ITxpo exhibition events held annually during the first quarter of the fiscal year, new events as well as an increase in exhibit revenues.

OPERATING INCOME increased 8% to $38.1 million, or 21% of total revenues, for the third quarter of fiscal 1999, from $35.5 million, or 22% of total revenues, for the third quarter of fiscal 1998. Operating income was $123.5 million for the nine months ended June 30, 1999, an increase of 15% over the $107.7 million for the same period in the prior fiscal year. The effect of fluctuations in foreign exchange rates did not have a significant impact on operating income during the third quarter of either fiscal 1999 or 1998. Excluding acquisition-related and nonrecurring charges incurred in the respective periods presented (collectively the "special charges"), operating income for the three and nine months periods ended June 30, 1999 increased by approximately 12% and 11%, respectively, over the same periods in the prior fiscal year.

Costs and expenses, excluding the special charges, increased to $146.0 million in the third quarter of fiscal 1999 from $125.5 million in the third quarter of fiscal 1998. Year-to-date total costs and expenses, excluding the special charges, were $418.0 million compared to $356.4 million for the same period in the prior fiscal year. The increase in costs and expenses over the prior fiscal year for both the three and nine month periods ended June 30, 1999 primarily reflects an increase in staffing to support the advisory, measurement and consulting services, incremental costs associated with conferences and additional costs associated with acquisitions. Cost of services and product development expenses were $74.4 million and $62.9 million for the third quarter of fiscal 1999 and 1998, respectively, and $214.2 million and $181.4 million for the nine months ended June 30, 1999 and 1998, respectively. Costs related to the delivery of advisory and measurement services are treated as period costs which are expensed as incurred. The increase in expenses over the prior fiscal year reflects the need to provide additional support to the growing client base, costs associated with acquired businesses and continued product development costs. Selling, general and administrative expenses, which were $63.5 million and $55.6 million for the third quarter of fiscal 1999 and 1998, respectively, and $180.5 million and $155.1 million for the nine months ended June 30, 1999 and 1998, respectively, increased as a result of the Company's continuing expansion of worldwide distribution channels and additional general and administrative resources needed to support the growing revenue base and the impact of acquisitions. Although the Company has added general and administrative resources to support the growing revenue base, selling, general and administrative expenses have remained relatively unchanged as a percentage of total revenues at 34% and 35% for the third quarter of fiscal 1999 and 1998, respectively, and flat as a percentage of total revenues at 33% for the nine months ended June 30, 1999 and 1998, respectively.

For the nine months ended June 30, 1999, the Company recorded pre-tax, nonrecurring charges totaling $5.9 million related to the Company's recent reorganization and recapitalization. Approximately one-half of the charge relates to severance benefits as a result of certain job eliminations associated with the Company's recent reorganization. The remainder of the charge pertains to legal and advisory fees associated with the recapitalization of the Company. In addition, in the second quarter of fiscal 1999, the Company recorded a one-time income tax benefit of $2.5 million primarily as a result of the settlement of certain Federal income tax examinations through fiscal 1997. For the nine months ended June 30, 1998, the Company recorded pre-tax, nonrecurring charges, primarily consisting of relocation and severance costs, totaling $2.8 million related to the Company's relocation of certain accounting and order processing operations from Stamford, Connecticut to a new financial services center in Fort Myers, Florida. Also in fiscal 1998, the Company incurred an acquisition-related charge from a $6.3 million write-off of purchased in-process research and development costs in connection with the acquisition of Interpose, Inc. The amount of the write-off was reduced to $4.5 million in the fourth quarter of fiscal 1998 in response to new guidance from the Securities and Exchange Commission.

Depreciation expense for the third quarter of fiscal 1999 increased to $5.5 million compared to $4.6 million for the third quarter of fiscal 1998. For the nine months ended June 30, 1999 depreciation expense increased to $16.0 million compared to $12.8 million for the same period in the prior fiscal year. The increases were the result of capital spending required to support business growth.

Amortization expense remained relatively unchanged as a result of increased amortization expense related to recent acquisitions offset by the reduction of amortization expense resulting from the sale of GartnerLearning in September 1998. Amortization expense for the third quarter of fiscal 1999 was $2.6 million as compared to $2.5 million for the third quarter of fiscal 1998. For the nine months ended June 30, 1999 amortization expense increased to $7.3 million compared to $7.1 million for the same period in the prior fiscal year.

INTEREST INCOME, NET was $2.6 million for the third quarter of fiscal 1999, up from $2.2 million for the third quarter of fiscal 1998. For the nine months ended June 30, 1999 and 1998, interest income, net was $7.6 million and $6.9 million, respectively. This increase was attributable to a higher average balance of investable funds during the nine months ended June 30, 1999 as compared to the same period in the prior fiscal year, partially offset by changes in the mix of investable funds to principally short-term tax-free and tax-advantaged investments which generally have lower interest rates compared to long-term taxable investments.

PROVISION FOR INCOME TAXES was $14.3 million in the third quarter of fiscal 1999, down from $14.7 million in the same quarter of fiscal 1998. The effective tax rate for the third quarter was approximately 35% which resulted primarily from the benefit of the reduction in the Company's year-to-date effective tax rate (excluding the tax benefit of nonrecurring charges) to 37% from 38%. This decrease is primarily the result of on-going tax planning initiatives. The year-to-date effective tax rate was approximately 35% which includes a one-time tax benefit of $2.5 million resulting from the settlement of certain Federal income tax examinations through fiscal 1997 recognized during the second quarter of fiscal 1999.

DILUTED EARNINGS PER COMMON SHARE increased 14% to 25 cents per common share for the third quarter of fiscal 1999, compared to 22 cents per common share for the third quarter of fiscal 1998. For the nine months ended June 30, 1999 and 1998, diluted earnings per common share were 80 cents per common share and 65 cents per common share, respectively, an increase of 23%. Excluding the impact of nonrecurring charges, diluted earnings per share were 26 cents per common share for the third quarter and 82 cents per common share for the nine months ended June 30, 1999. Basic earnings per common share increased to 25 cents for the third quarter of fiscal 1999 from 23 cents for the same period a year ago. Basic earnings per common share was 83 cents for the nine months ended June 30, 1999 compared to 69 cents for the same period last year.

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

OTHER FACTORS THAT MAY AFFECT FUTURE PERFORMANCE. The Company's future operating results will depend upon the Company's ability to continue to compete successfully in the market for information products and services. The Company faces competition from a significant number of independent providers of similar services, as well as the internal marketing and planning organizations of the Company's clients. The Company also competes indirectly against other information providers, including electronic and print media companies and consulting firms. In addition, there are limited barriers to entry into the Company's market and additional new competitors could readily emerge. There can be no assurance that the Company will be able to continue to provide the products and services that meet client needs as the Information Technology ("IT") market rapidly evolves, or that the Company can otherwise continue to compete successfully. In this regard, the Company's ability to compete is largely dependent upon the quality of its personnel, including its senior management team, sales staff and IT analysts. Competition for qualified personnel is intense. Given the ongoing competition for qualified personnel and the impact of the Company's recapitalization, there can be no assurance that the Company will be able to attract and retain additional qualified personnel, including IT staff, as may be required to support the evolving needs of clients or any growth in the Company's business. Any failure to maintain a premier staff of IT analysts could adversely affect the quality of the Company's products and services, and therefore its future business and operating results. Additionally, there may be increased credit risk and turnover of accounts as the Company continues to expand its product and service offerings to smaller companies.

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

To finance the stock repurchase, the Company will use available cash and will incur up to approximately $500 million of debt financing. The Company's ability to make principal and interest payments on outstanding debt will depend on its future operating performance. The Company's future operating performance itself depends on a number of factors, many of which are outside of its control. These factors include prevailing economic conditions and financial, competitive and other factors affecting the Company's business and operations. In addition, the terms of debt financing will limit the amount of cash or borrowings available to the Company in the future, and this could adversely affect the Company's future operations. Although based on current levels of operations the Company believes that its cash flow from operations, together with other sources of liquidity, will be adequate to make required payments of principal and interest on debt, whether at or prior to maturity, finance anticipated capital expenditures and fund working capital requirements, there can be no assurance that sources of cash will indeed be sufficient for such purposes.

The distribution of the Company's Class B Common Stock by IMS Health to IMS Health stockholders, the recapitalization and the other transactions were made possible by the tax-free nature of the distribution. IMS Health received a favorable ruling from the IRS that the distribution would be tax-free to IMS Health and its stockholders. The IRS ruling and the underlying tax laws provide that the distribution can become taxable to IMS Health and its stockholders upon the occurrence of certain share transactions that the Company may undertake as well as other changes in the ownership of Gartner Group stock among its stockholders. The Company has agreed to indemnify IMS Health for additional taxes that may become payable by IMS Health or its stockholders, if attributable to certain actions taken by the Company. This indemnification obligation could result in liabilities to the Company of $300 million or more.

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

The Company is on target to have made all essential IT and non-IT systems Year 2000 ready before their known failure dates or January 1, 2000, whichever is sooner. All products of the Company are, or are expected to be Year 2000 ready before their known failure dates or by January 1, 2000, whichever is sooner. Should any date-related problems be revealed after that point, they will be fixed at no extra charge to the client or replaced with a product of equal value. The Company has tested and certified as Year 2000 compliant the majority of its internal custom applications and expect to complete the testing and certification of remaining internal custom applications by September 30, 1999. Additionally, the Company expects to continue to take all prudent and reasonable steps to validate the Year 2000-readiness of its direct supply chain interfaces and is developing a comprehensive contingency plan to deal with potential disruptions. The Company believes that this area does, and will continue to, represent a significant level of uncertainty and business risk at least through the first half of the year 2000.

The Company has established a separate Year 2000 account to budget and track significant fiscal 1999 Year 2000 expenditures. All maintenance and modification costs are expensed as incurred, while the cost of new systems is being capitalized according to generally accepted accounting principles. Identified Year 2000 costs were $4.1 million for the nine months ended June 30, 1999, and are forecasted to be $1.1 million for the remaining three months of fiscal 1999. These costs are predominantly for the budgeted replacement or upgrades of the IT and non-IT systems, but also include personnel standard unit costs. The Company believes that the Year 2000 problem may result in an increased percentage of IT department budgets being directed toward Year 2000 remediation expenditures in the near term. If this occurs, changes in client buying practices could result in either an increase or decrease in the demand for the Company's products and services and, therefore, have the potential of benefiting or adversely impacting future Company revenues and revenue patterns. Additional information on Year 2000 issues can be found in the Company's Form 10-K for the fiscal year ended September 30, 1998.

EURO CONVERSION. On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their sovereign currencies and a new currency called the "euro" and adopted the euro as their common legal currency on that date. In the year 2002, participating countries will adopt the euro as their single currency. Until that date, use of the euro is optional.

The Company is unable to determine the potential impact the adoption of the euro may have on competitive conditions in European markets. However, the Company does not believe that the translation of financial transactions into euros has had or will have a significant effect on the Company's results of operations, liquidity, or financial condition. Additionally, the Company does not anticipate any material impact from the euro conversion on the Company's financial information systems which currently accommodate multiple currencies. Costs associated with the adoption of the euro are not expected to be significant and will be expensed as incurred.


LIQUIDITY AND CAPITAL RESOURCES

The Company's continued focus on revenue and operating income increases has contributed to its ability to continue building cash and utilizing it to make strategic investments and acquisitions. As of June 30, 1999, total cash and cash equivalents and marketable securities (including both current and long-term maturities) increased to $284.0 million. Cash provided by operating activities totaled $69.1 million for the nine months ended June 30, 1999 (compared to $62.3 million provided by operating activities for the nine months ended June 30,
1998) reflecting primarily the impact of increased revenues and related changes in the balance sheet accounts. Cash used in investing activities was $35.1 million for the nine months ended June 30, 1999 (compared to $124.4 million of cash used in the first nine months of fiscal 1998) due to the net effect of cash used in property and equipment additions of $22.4 million, acquisitions and investments in consolidated and unconsolidated subsidiaries of $44.4 million and $31.8 million of cash provided by maturing marketable securities. Cash provided by financing activities totaled $20.4 million for the nine months ended June 30, 1999 (compared to $61.0 million of cash provided for the nine months ended June 30, 1998). The cash provided by financing activities resulted primarily from $14.5 million received from the issuance of common stock upon the exercise of employee stock options and a $13.0 million increase in additional paid-in capital for tax benefits received from stock transactions with employees which were partially offset by $8.4 million of cash used in the settlement of forward purchase agreements. The tax benefit of stock transactions with employees is due to the reduction in the corporate income tax liability based on an imputed compensation deduction equal to employees' gain upon the exercise of stock options at an exercise price below fair value. Forward purchase contracts on the Company's common stock were originally established to facilitate the acquisition of 1,800,000 shares of Class A Common Stock necessary to offset a portion of the shareholder dilution that will be created by the exercise of stock options reserved for issuance and granted under the Company's 1996 Long Term Stock Option Plan.

The effect of exchange rates decreased cash and cash equivalents by $0.9 million through the nine months ended June 30, 1999, and was due to the strengthening of the US dollar versus certain European currencies. The Company has available two unsecured credit lines, with Chase Manhattan Bank and The Bank of New York for $25.0 million and $5.0 million, respectively. These lines may be canceled by the banks at any time without prior notice or penalty. Additionally, the Company issues letters of credit in the ordinary course of business. The Company had outstanding letters of credit with Chase Manhattan Bank of approximately $3.8 million and $2.0 million with The Bank of New York at June 30, 1999. Except as described below regarding the stock repurchases, the Company believes that its current cash balances and maturing marketable debt securities, together with cash anticipated to be provided by operating activities and borrowings available under the existing lines of credit, will be sufficient for the expected short-term and foreseeable long-term cash needs of the Company.

The Company's tender offer and any subsequent open market purchases will require a significant amount of cash to fund the repurchase of common shares. The Company will fund the repurchases through existing cash and borrowings under credit facilities. On July 16, 1999, the Company entered into a Credit Agreement with The Chase Manhattan Bank, as administrative agent for the participating financial institutions thereunder, providing for a maximum of $500 million of credit facilities, consisting of a $350 million term loan and a $150 million senior revolving credit facility. Under the Credit Agreement, the Company and its subsidiaries are subject to certain customary affirmative, negative and financial covenants. Based on current levels of operations, the Company believes that its cash flow from operations, together with other sources of liquidity, will be adequate to make required payments of principal and interest on debt, whether at or prior to maturity, finance anticipated capital expenditures and fund working capital requirements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Amounts invested in the Company's foreign operations are translated into U.S. dollars at the exchange rates in effect at quarter end. The resulting translation adjustments are recorded as cumulative translation adjustment, a component of stockholders' equity, in the Condensed Consolidated Balance Sheets.


PART II  OTHER INFORMATION

Item 5.  Other Information

On July 16, 1999, after stockholder approval was obtained at a Special Meeting of Stockholders (the "Special Meeting"), the Company effected a recapitalization of its Common Stock into two classes of Common Stock, consisting of Class A Common Stock and Class B Common Stock, and the issuance of an aggregate of 40,689,648 shares of Class B Common Stock to IMS Health in exchange for a like number of shares of Class A Common Stock held by IMS Health. The exchange was effected by means of the merger of GRGI, Inc., a newly formed, wholly owned subsidiary of IMS Health, with the Company. On July 26, 1999, IMS Health distributed such shares of Class B Common Stock pro rata to its stockholders of record as of July 17, 1999 in a tax-free spin-off.

At the Special Meeting, the Company's stockholders also approved an amendment to the Company's Certificate of Incorporation to create a classified Board of Directors, consisting of three classes having staggered three-year terms. Separately, Robert Weissman of IMS Health resigned from the Company's Board in connection with the reduction in IMS Health's equity interest in the Company and, the Company amended its bylaws to increase the number of members on its Board of Directors to ten members, and Anne Sutherland Fuchs, Charles B. McQuade and Kenneth Roman were appointed to fill the vacancies on the Board. The Company's stockholders also approved an amendment to the Company's Certificate of Incorporation to increase the authorized capital stock of the Company to 250,000,000 shares of Common Stock (166,000,000 shares of Class A Common Stock and 84,000,000 shares of Class B Common Stock) and 5,000,000 shares of Preferred Stock. The Class B Common Stock is identical in all respects to the Class A Common Stock, except that the Class B Common Stock is entitled to elect at least 80% of the members of the Company's Board of Directors.

On July 22, 1999, the Company paid a special, nonrecurring cash dividend of $1.1945 per share (representing a total dividend of approximately $125 million) to all Company stockholders of record as of the close of business on July 16, 1999.

In connection with the recapitalization, on July 27, 1999, the Company commenced a Dutch Auction tender offer to purchase up to 15,700,000 shares, or approximately 15%, of its outstanding Common Stock. The tender offer provides for the purchase of both Class A Common Stock and Class B Common Stock, in the same proportion as the ratio of shares of Class A Common Stock and Class B Common Stock outstanding as of July 26, 1999 and at as near to the same price as practical. The tender offer will expire on August 24, 1999, unless extended. In addition, the Company has agreed to repurchase an additional 5% of the combined outstanding Class A Common Stock and Class B Common Stock in open market purchases over the next two years.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibit Number            Description of Document
         27.1                  Financial Data Schedule

The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999. Items 1, 2, 3 and 4 are not applicable and have been omitted.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   Gartner Group, Inc.


Date  August 12, 1999                              /s/ Michael D. Fleisher
                                                   -----------------------------
                                                   Michael D. Fleisher
                                                   Executive Vice President
                                                   and Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)