Form 10-K
period 1999-09-30
GARTNER GROUP INC
filed 1999-12-22
CIK 749251

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

   (Mark One)
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [X]                 THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 30, 1999
                                       OR
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from          to

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

                                                 Name of Each Exchange
Title of Class                                   On Which Registered
Common Stock, Class A, $.0005 Par Value          New York Stock Exchange
Common Stock, Class B, $.0005 Par Value          New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Company, as of November 30, 1999, was approximately $717.0 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant's capital stock as of November 30, 1999 was 53,674,606 shares of Common Stock, Class A and 34,174,116 shares of Common Stock, Class B.


                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Annual Report to Stockholders of Registrant for the fiscal year ended September 30, 1999. Certain information therein is incorporated by reference into Part II hereof.

(2) Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on February 1, 2000. Certain information therein is incorporated by reference into Part III hereof.

PART I

Item 1. Business.

General

Gartner Group, Inc. ("GartnerGroup" or the "Company"), founded in 1979, is the world's leading independent provider of research and analysis on the computer hardware, software, communications and related information technology ("IT") industries. The Company is organized into three business segments: research, services and events. Research encompasses products which, on an ongoing basis, highlight industry developments, review new products and technologies, provide quantitative market research, and analyze industry trends within a particular technology or market sector. The Company enters into annual renewable contracts for research products and distributes such products through print and electronic media. Services, consists primarily of consulting and measurement engagements, which provide comprehensive assessments of cost performance, efficiency and quality for all areas of IT. Events consists of vendor and user focused symposia, expositions and conferences. The Company's primary clients are senior business executives, IT professionals, purchasers and vendors of IT products and services. With more than 800 research analysts and 400 consultants, GartnerGroup product and service offerings collectively provide comprehensive coverage of the IT industry to over 9,600 client organizations.

Market Overview

The explosion of complex IT products and services creates a growing demand for independent research and analysis. Furthermore, IT is increasingly important to organizations' business strategies as the pace of technological change has accelerated and the ability of an organization to integrate and deploy new information technologies is critical to its competitiveness. Companies planning their IT needs must stay abreast of rapid technological developments and industry best practices in a dynamic market where vendors continually introduce new products with a wide variety of standards and ever-shorter life cycles. As a result, senior business executives and IT professionals are making substantial financial commitments to IT systems and products and require independent, third-party research that provides a comprehensive detailed and complete look at the IT landscape in order to make purchasing and planning decisions for their organization.

Business Strategy

The Company's objective is to maintain and enhance its market position as a leading provider of in-depth, value added, proprietary research and analysis of the IT market. The Company has adopted three strategic imperatives to leverage its thought leadership through both a services organization and an interactive channel in order to maximize opportunity and financial results. First, delivering cutting-edge thought leadership in its research. Second, dramatically growing the Company's consultative business and third, enhancing the Company's web-delivery capabilities.

Deliver Thought Leadership. The Company is a leading provider of in-depth, value-added, proprietary research and analysis of the IT industry. The Company's global network of research professionals is comprised of more than 1,200 analysts and consultants averaging fifteen years of industry experience. Of the 1,200 professionals, 245 professionals are e-business analysts and consultants. The Company intends to increase its investment in thought leadership by recruiting and hiring additional e-business experts. The Company maintains five primary research centers located in Stamford, CT, Santa Clara, CA, Windsor, England, Brisbane, Australia and Tokyo, Japan, plus a number of smaller, satellite research centers throughout the world.

Growth in Consultative Business. The Company intends to invest in and grow its services business to further leverage its knowledge base. There is a significant demand within the Company's current client base for the Company to apply its knowledge and message to client-specific situations and industries. The Company intends to continue to leverage its research knowledge to provide cost effective solutions and to staff appropriately to deliver on the expanding consulting business.

Enhance Web-Delivery Capabilities. The Company intends to significantly invest in re-architecting the Company's Web-delivery capability. The Company is on its third-generation web platform, and has been a leader in using the Web to deliver research to its clients. In order to capture the full potential of the internet as an interactive delivery vehicle, the Company is redesigning its research process to deliver into an Internet paradigm. Going forward, the Company plans to expand its research capability to include tools and a web-based interaction for research and inquiry that is continuously refreshed within a dynamic Internet environment.

The Company believes that successful execution of these strategies will enable the Company to expand its client base in domestic and international markets and to penetrate its client base more effectively.

Products and Services

The Company's principal products are Research, Services and Events.

Research. Research primarily consists of annually renewable subscription-based contracts for research products which, on an ongoing basis, highlight industry developments, review new products and technologies, provide quantitative market research, analyze industry trends within a particular technology or market sector and provide comparative analysis of the information technology operations of organizations.

Research and advisory services provide qualitative and quantitative research and analysis that clarifies decision-making for IT buyers, users and vendors. Research and advisory services also provide objective analysis that helps clients stay ahead of IT trends, directions and vendor strategies and provide worldwide coverage of research, statistical analysis, growth projections and market share rankings of suppliers and vendors to IT manufacturers and the financial community. Each product is supported by a team of research staff members with substantial experience in the covered segment or topic of the IT industry. The Company's staff researches and prepares published reports and responds to telephone and E-mail inquiries from clients. Clients receive GartnerGroup research and analysis on paper and through a number of electronic delivery formats.

The Company measures the volume of its research business based on research contract value. The Company calculates research contract value as the annualized value of all subscription-based research product contracts with ratable revenue recognition in effect at a given point in time, without regard to the duration of the contracts outstanding at such time. Historically, the Company has experienced that a substantial portion of client companies have renewed these services for an equal or higher level of total payments each year.

Deferred revenues, as presented in the Company's Consolidated Balance Sheets, represent unamortized revenues from billed research products, services and events. Total deferred revenues do not directly correlate to contract value as of the same date since contract value represents an annualized value of all outstanding contracts without regard to the duration of such contracts, and deferred revenue represents unamortized revenue remaining on outstanding and billed contracts.

Services. Services consist of consulting and measurement engagements. Consulting services provide customized project consulting on the delivery, deployment and management of high-tech products and services. Principal consulting service offerings include Marketing Strategy, Competitive Analysis, E-Business Strategy, Customer Satisfaction Surveys and E-Business Web Diagnostic. Measurement services provide benchmarking, continuous improvement and best practices services. One of the Company's key measurements of its Services products is services backlog. Services backlog represents future revenue to be derived from in-process consulting and measurement engagements.

Events. Events include symposia, conferences and exhibitions that provide comprehensive coverage of IT issues and forecasts of key IT industry segments. The conference season begins each year with Symposia and ITxpo, held in the United States, Europe and the Asia/Pacific rim. Additionally, the Company sponsors other conferences, seminars and briefings. Certain events are offered as part of a continuous services subscription; however, the majority of events are individually paid for prior to attendance.

Competition

The Company believes that the principal competitive factors in its industry are quality of research and analysis, timely delivery of information, customer service, the ability to offer products that meet changing market needs for information and analysis and price. The Company believes it competes favorably with respect to each of these factors.

The Company experiences competition in the market for information products and services from other independent providers of similar services as well as the internal marketing and planning organizations of the Company's clients. The Company also competes indirectly against other information technology providers, including electronic and print media companies and consulting firms. The Company's indirect competitors, many of whom have substantially greater financial, information gathering and marketing resources than the Company, could choose to compete directly against the Company in the future. In addition, although the Company believes that it has established a significant market presence, there are few barriers to entry into the Company's market and new competitors could readily seek to compete against the Company in one or more market segments addressed by the Company's services and products. Increased competition, direct and indirect, could adversely affect the Company's operating results through pricing pressure and loss of market share. There can be no assurance that the Company will be able to continue to provide the products and services that meet client needs as the IT market rapidly evolves, or that the Company can otherwise continue to compete successfully.

Employees

As of September 30, 1999, the Company employed 3,402 persons. Of the 3,402 employees, 890 are located at the Company's headquarters in Stamford, CT, 1,457 are located at other domestic facilities and 1,055 are located outside of the United States. None of the Company's employees are represented by a collective bargaining arrangement. The Company has experienced no work stoppages and considers its relations with employees to be favorable.

The Company's future success will depend in large measure upon the continued contributions of its senior leadership team, professional analysts and consultants, and experienced sales personnel. Accordingly, future operating results will be largely dependent upon the Company's ability to retain the services of these individuals and to attract additional qualified personnel. The Company experiences intense competition for professional personnel with, among others, producers of IT products, management consulting firms and financial services companies. Many of these firms have substantially greater financial resources than the Company to attract and compensate qualified personnel. The loss of the services of key management and professional personnel could have a material adverse effect on the Company's business.

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

Item 4. Submission of Matters to a Vote of Security Holders.

A special meeting of stockholders was held on July 16, 1999. The matters voted upon and the results of the voting were as follows:

(1) The stockholders voted 84,887,311 votes in the affirmative and 841,119 votes in the negative, with 105,252 votes abstaining, to recapitalize the Company (see Note 2--Recapitalization in the Notes to Consolidated Financial Statements). In connection with the recapitalization of the Company, Robert E. Weisman resigned as a member of the Board of Directors of the Company as of the effective time of the recapitalization. Additionally, three individuals, Anne Sutherland Fuchs, Charles B. McQuade and Kenneth Roman were appointed to the Board of Directors of the Company at the time of the recapitalization.

(2) The stockholders voted 69,433,737 votes in the affirmative and 16,324,141 votes in the negative, with 75,804 votes abstaining, to amend the Company's certificate of incorporation to provide for a classified Board of Directors. The Board of Directors has been divided into three classes with one class of directors to be elected each year and each class having a three-year term.

(3) The stockholders voted 73,761,975 votes in the affirmative and 12,022,943 votes in the negative, with 48,764 votes abstaining, to amend the Company's certificate of incorporation to increase the authorized number of shares of common stock and preferred stock which the Company may issue from 201,600,000 shares of common stock and 2,500,000 shares of preferred stock to 250,000,000 shares of common stock consisting of 166,000,000 shares of Class A Common Stock and 84,000,000 shares of Class B Common Stock) and 5,000,000 shares of Preferred Stock.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

As of November 30, 1999, there were approximately 250 holders of record of the Company's Class A Common Stock and approximately 6,900 holders of record of the Company's Class B Common Stock. Since September 15, 1998, the Company's Class A Common Stock has been listed for trading on the New York Stock Exchange under the symbol "IT". Since July 20, 1999, the Company's Class B Common Stock has been listed for trading on the New York Stock Exchange under the symbol "IT/B". On July 16, 1999, the Company's stockholders approved a series of transactions that resulted in the separation of the Company and IMS Health. This was accomplished, in part, through the recapitalization of the Company's outstanding common stock into two classes of Common Stock, consisting of Class A Common Stock and Class B Common Stock, and the issuance of an aggregate of 40,689,648 shares of Class B Common Stock to IMS Health in exchange for a like number of shares of Class A Common Stock held by IMS Health. The separation was effected, in part, through the July 26, 1999 tax-free distribution by IMS Health to its stockholders of the newly issued Class B Common Stock of the Company owned by IMS Health. IMS Health is required by IRS regulations to monetize its remaining interest of 6,900,000 shares and warrants for 599,400 shares in the Company as quickly as feasible after the spin-off, subject to certain restrictions agreed to by both companies. In addition, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized capital stock of the Company to a total of 250,000,000 shares of Common Stock (166,000,000 shares of Class A Common Stock and 84,000,000 shares of Class B Common Stock) and 5,000,000 shares of Preferred Stock. The Class B Common Stock is identical in all respects to the Class A Common Stock, except that the Class B Common Stock is entitled to elect at least 80% of the members of the Company's Board of Directors. In addition, any Class B Common Stock holder who owns more than 15% of the outstanding Class B Common Stock, will not be able to vote all of his or her Class B Common Stock in the election of directors unless such holder owns an equivalent percentage of Class A Common Stock. The Company's stockholders also approved an amendment to the Company's Certificate of Incorporation to create a classified Board of Directors of three classes having staggered three-year terms.

In connection with the IMS Health transaction the Company declared a special, nonrecurring cash dividend of $1.1945 per share, payable to all Company stockholders of record as of July 16, 1999. The cash dividend, totaling approximately $125.0 million, was paid on July 22, 1999 and was funded out of existing cash.

Also in connection with the recapitalization, on July 27, 1999, the Company commenced a tender offer in a Dutch Auction format to purchase approximately 15% of its outstanding common stock at prices not less than $21.00 and not more than $24.00 per share. Under the terms of the Dutch Auction tender offer, the Company repurchased shares of Class A Common Stock and Class B Common Stock in the same proportion as the ratio of the number of shares of each class outstanding on July 26, 1999. Pursuant to the tender offer, which expired on August 31, 1999, the Company purchased a total of 15,759,279 shares, comprised of 9,636,247 shares of Class A Common Stock at a purchase price of $21.75 per share and 6,123,032 shares of Class B Common Stock at a purchase price of $21.875 per share. These repurchases were funded in part through term borrowings under the Company's $500 million credit facility (see Note 8 --Long-Term Debt in the Notes to the Consolidated Financial Statements). The Company also is required to purchase 5,166,691 shares, allocated between Class A Common Stock and Class B Common Stock in the same proportion as in the Dutch Auction, in the open market by July 2001 as part of the recapitalization plan.

Under the terms of the recapitalization agreement, the Company is required to indemnify IMS Health for additional taxes, under certain circumstances, if actions by the Company cause the distribution to become taxable to IMS Health and its stockholders. These actions include the use of stock for substantial acquisitions and the issuance, without regulatory approval, of stock options over set limitations during a two-year period following the recapitalization. In addition, the Company has indemnified IMS Health on any tax liabilities associated with the spin-off that may result from the acquisition of the Company. The Company monitors its actions for compliance in this regard and believes that it is unlikely, within matters under the Company's control, that it will incur any significant costs as a result of its indemnity.

Other information required by this item is incorporated herein by reference to page 24 of 1999 Annual Report to Stockholders of Registrant.

Item 6. Selected Consolidated Financial Data.

"Selected Consolidated Financial Data" contained on page 47 of the Annual Report of Stockholders of Registrant is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 18 through 25 of the 1999 Annual Report to Stockholders of Registrant is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

"Quantitative and Qualitative Disclosures about Market Risk" contained on page 25 of the 1999 Annual Report to Stockholders of Registrant is incorporated herein by reference.

Item 8. Consolidated Financial Statements and Supplementary Data.

"Consolidated Financial Statements and Supplementary Data" contained on pages 26 through 46 of the 1999 Annual Report to Stockholders of Registrant is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information relating to directors of the Company is set forth under the caption "Proposal One: Election of Directors" on pages 2 through 14 of the Proxy Statement for Annual Meeting of Stockholders of Registrant to be held February 1, 2000 and is incorporated herein by reference. Information relating to executive officers of the Company is set forth under the caption "Executive Officers" on page 6 of the Proxy Statement for Annual Meeting of Stockholders of Registrant to be held February 1, 2000 and is incorporated herein by reference. Information relating to Section 16(a) of the Exchange Act is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 17 of the Proxy Statement for Annual Meeting of Stockholders of Registrant to be held February 1, 2000 and is incorporated herein by reference.

Item 11. Executive Compensation.

Information relating to Executive Compensation is set forth under the caption "Executive Compensation" on pages 7 through 14 of the Proxy Statement for Annual Meeting of Stockholders of Registrant to be held February 1, 2000 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information relating to Security Ownership of Certain Beneficial Owners and Management is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 15 and 16 of the Company's Proxy Statement for Annual Meeting of Stockholders of Registrant to be held February 1, 2000 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Information relating to Certain Relationships and Related Transactions is set forth under the caption "Certain Relationships and Transactions" of the Proxy Statement for Annual Meeting of Stockholders of Registrant to be held February 1, 2000 on page 17 and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a)      1.   Financial Statements
               --------------------
               The following consolidated financial statements are incorporated herein by reference to the 1999
               Annual Report to Stockholders of Registrant in response to Item 8 thereof:

               (i)   Report of Independent Auditors

               (ii)  Consolidated Balance Sheets as of September 30, 1999 and 1998

               (iii) Consolidated Statements of Operations for Fiscal Years Ended September 30, 1999 and 1998

               (iv)  Consolidated Statements of Changes in Stockholders' Equity for Fiscal Years Ended
                     September 30, 1999, 1998 and 1997

               (v)   Consolidated Statements of Cash Flows for Fiscal Years Ended September 30, 1999, 1998
                     and 1997

               (vi)  Notes to Consolidated Financial Statements

          2.   Financial Statement Schedule
               ----------------------------
               II.  Valuation and qualifying accounts Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

          3.   Exhibits
               -----------

               Exhibit
               Number            Description of Document
               -----------------------------------------
                   3.1(6)        Amended and Restated Certificate of Incorporation

                   3.2(4)        Amended Bylaws, as of July 16, 1999

                   4.1(1)        Form of Certificate for Common Stock, Class A

                   4.2(6)        Form of Stock Certificate for Common Stock, Class B

                  10.1(1)        Form of Indemnification Agreement

                  10.2(1)        Amended and Restated Registration Rights Agreement dated March 19, 1993 among the Registrant, Dun & Bradstreet Corporation and D&B Enterprises, Inc.

                  10.3(2)        Lease dated December 29, 1994 between Soundview Farms and the Registrant related to premises at 56 Top Gallant Road, 70 Gatehouse Road, and 88 Gatehouse
                                 Road, Stamford, Connecticut

                  10.4           Lease dated May 16, 1997 between Soundview Farms and the Registrant related to premises at 56 Top Gallant Road, 70 Gatehouse Road, 88 Gatehouse Road and 10
                                 Signal Road, Stamford, Connecticut (amendment to lease dated December 29, 1994, see exhibit 10.3)

                  10.5(1)*       Long Term Incentive Plan (Tenure Plan), including form of Employee Stock
                                 Purchase Agreement

                  10.6*          1991 Stock Option Plan, as amended and restated on October 12, 1999

                  10.7 (1)*      1993 Director Stock Option Plan

                  10.8 (1)*      Employee Stock Purchase Plan

                  10.9*          1994 Long Term Stock Option Plan, as amended and restated on October 12, 1999

                 10.10(2)        Forms of Master Client Agreement

                 10.11(1)        Commitment Letter dated July 16, 1993 from The Bank of New York

                 10.12(1)        Indemnification Agreement dated April 16, 1993 by and among the Registrant,
                                 Cognizant Corporation (as successor to the Dun & Bradstreet Corporation) and the
                                 Information Partners Capital Fund

                 10.13*          1998 Long Term Stock Option Plan, as amended and restated on October 12, 1999

                 10.14(3)        Commitment Letter dated September 30, 1996 from Chase Manhattan Bank

                 10.15*          1996 Long Term Stock Option Plan, as amended and restated on October 12, 1999

                 10.16(5)        Employment Agreement between Manuel A. Fernandez and Gartner Group, Inc. as of November 12, 1998

           10.17(5)      Employment Agreement between William T. Clifford and Gartner Group, Inc. as of
                         November 12, 1998

           10.18(5)      Employment Agreement between E. Follett Carter and Gartner Group, Inc. as of
                         November 12, 1998

           10.19(5)      Employment Agreement between Michael D. Fleisher and Gartner Group, Inc. as of
                         November 12, 1998

           10.20*        Employment Agreement between Regina M. Paolillo and Gartner Group, Inc. as of
                         February 8, 1999

           10.21*        Employment Agreement between Richard E. Eldh, Jr. and Gartner Group, Inc. as of
                         February 8, 1999

           13.1          Annual report to stockholders

           21.1          Subsidiaries of Registrant

           23.1          Independent Auditors' Report on Schedule

           23.2          Independent Auditors' Consent

           24.1          Power of Attorney (see Signature Page)

           27.1          Financial Data Schedules

           * Compensation plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14(c) this report.

          (1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File
              No. 33-67576), as amended, effective October 4, 1993.

          (2) Incorporated by reference from the Registrant's Annual Report on Form 10-K as filed on
              December 21, 1995.

          (3) Incorporated by reference from the Registrant's Annual Report on Form 10-K as filed on
              December 17, 1996.

          (4) Incorporated by reference from Registrant's Registration Statement on Form S-8 (File No.
              333-35169) as filed on September 8, 1997.

          (5) Incorporated by reference from the Registrant's Annual Report on Form 10-K filed on
              December 24, 1998.

          (6) Incorporated by reference from the Registrant's Registration Statement on Form 8-A as filed on July 7, 1999.

 (b)      Reports on Form 8-K

          The Company filed a report on Form 8-K dated July 29, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stamford, State of Connecticut, on the 20th day of December, 1999.

                                        GARTNER GROUP, INC.

                                        By: /s/ MICHAEL D. FLEISHER
                                            -----------------------
                                            Michael D. Fleisher
                                            President and Chief Executive
                                            Officer

POWER OF ATTORNEY

KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Michael D. Fleisher and Regina M. Paolillo and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:


     Name                                       Title                                Date

/s/ MICHAEL D. FLEISHER     Director, President and Chief Executive Officer   December 20, 1999
--------------------------          (Principal Executive Officer)
    Michael D. Fleisher

/s/ REGINA M. PAOLILLO            Executive Vice President Finance and        December 20, 1999
--------------------------     Administration and Chief Financial Officer
    Regina M. Paolillo        (Principal Financial and Accounting Officer)

/s/ MANUEL A. FERNANDEZ             Director, Chairman of the Board           December 20, 1999
--------------------------
    Manuel A. Fernandez

/s/ ANNE SUTHERLAND FUCHS                       Director                      December 20, 1999
--------------------------
    Anne Sutherland Fuchs

/s/ WILLIAM O. GRABE                            Director                      December 20, 1999
--------------------------
    William O. Grabe

/s/ MAX D. HOPPER                               Director                      December 20, 1999
--------------------------
    Max D. Hopper

/s/ JOHN P. IMLAY, JR.                          Director                      December 20, 1999
--------------------------
    John P. Imlay, Jr.

/s/ CHARLES B. MCQUADE                          Director                      December 20, 1999
--------------------------
    Charles B. McQuade

/s/ STEPHEN G. PAGLIUCA                         Director                      December 20, 1999
--------------------------
    Stephen G. Pagliuca

/s/ DENNIS G. SISCO                             Director                      December 20, 1999
--------------------------
    Dennis G. Sisco

                               GARTNER GROUP, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           (all amounts in thousands)

                                                    Additions     Additions
                                      Balance at   Charged to      Charged      Deductions    Deductions
                                       Beginning    Costs and      to Other       from        for Sale of   Balance at
                                        of Year     Expenses     Accounts (1)   Reserve (2)     Business    End of Year
                                     ------------  ----------   ------------    -----------   -----------   -----------
Year Ended September 30, 1997
Allowance for doubtful accounts and
 returns and allowances ...........     $4,460       $3,421         $319          $2,860        $   --        $5,340
                                        ------       ------         ----          ------        ------        ------
Year Ended September 30, 1998
Allowance for doubtful accounts and
 returns and allowances ...........     $5,340       $4,051         $ --          $3,564        $1,702        $4,125
                                        ------       ------         ----          ------        ------        ------
Year Ended September 30, 1999
Allowance for doubtful accounts and
 returns and allowances ...........     $4,125       $5,128         $274          $4,589        $   --        $4,938
                                        ------       ------         ----          ------        ------        ------

(1) Allowances of $274 and $319 assumed upon acquisitions of entities in year ended September 30, 1999 and 1997, respectively.

(2) Amounts written off.