Form 10-Q
period 1999-12-31
GARTNER GROUP INC
filed 2000-02-08
CIK 749251

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     [X]               THE SECURITIES EXCHANGE ACT OF 1934.

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

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

     The number of shares outstanding of the Registrant's capital stock as of December 31, 1999 was 53,752,806 shares of Common Stock, Class A and 34,714,116 shares of Common Stock, Class B.

                                TABLE OF CONTENTS




PART I                   FINANCIAL INFORMATION


     ITEM 1:             FINANCIAL STATEMENTS                                                       Page
                                                                                                    ----
                         Condensed Consolidated Balance Sheets at December 31, 1999 and
                           September 30, 1999                                                          3

                         Condensed Consolidated Statements of Operations for the
                           Three Months ended December 31, 1999 and 1998                               4

                         Condensed Consolidated Statements of Cash Flows for the
                           Three Months ended December 31, 1999 and 1998                               5

                         Notes to Condensed Consolidated Financial Statements                          6

     ITEM 2:             MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                           9

     ITEM 3:             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                            MARKET RISKS                                                              15

PART II  OTHER INFORMATION

     ITEM 4:             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          16

     ITEM 6:             EXHIBITS AND REPORTS ON FORM 8-K                                             16

PART I   FINANCIAL INFORMATION
Item 1   Financial Statements

                               GARTNER GROUP, INC.

                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                     December 31,       September 30,
                                                                         1999                1999
                                                                      ---------           ---------
Assets
Current assets:
         Cash and cash equivalents                                    $  70,388           $  88,894
         Fees receivable, net                                           269,165             282,047
         Deferred commissions                                            25,326              31,332
         Prepaid expenses and other current assets                       23,909              29,911
                                                                      ---------           ---------
                  Total current assets                                  388,788             432,184

Property, equipment and leasehold improvements, net                      66,273              63,592
Intangible assets, net                                                  248,910             223,100
Other assets                                                            104,768              84,568
                                                                      ---------           ---------
                  Total assets                                        $ 808,739           $ 803,444
                                                                      =========           =========

Liabilities and Stockholders' Equity
Current liabilities:
         Accounts payable and accrued liabilities                     $ 125,569           $  95,869
         Commissions payable                                             10,305              23,235
         Deferred revenues                                              294,350             354,517
                                                                      ---------           ---------
                  Total current liabilities                             430,224             473,621
                                                                      ---------           ---------

Long-term debt                                                          310,000             250,000
Other liabilities                                                         5,194               5,337
Commitments and contingencies

Stockholders' equity:
         Preferred stock                                                   --                  --
         Common stock                                                        58                  58
         Additional paid-in capital                                     319,243             314,829
         Unearned compensation                                           (8,088)             (8,280)
         Accumulated other comprehensive loss                            (6,153)             (3,830)
         Accumulated earnings                                           173,202             156,740
         Treasury stock, at cost                                       (414,941)           (385,031)
                                                                      ---------           ---------
                  Total stockholders' equity                             63,321              74,486
                                                                      ---------           ---------
                  Total liabilities and stockholders' equity          $ 808,739           $ 803,444
                                                                      =========           =========

                             See accompanying notes

                               GARTNER GROUP, INC.

                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                          For the three months ended
                                                                 December 31,
                                                       -------------------------------
                                                         1999                  1998
                                                       ---------             ---------
Revenues:
   Research                                            $ 132,279             $ 122,406
   Services                                               34,460                27,120
   Events                                                 48,909                35,832
   Other                                                   7,249                 5,022
                                                       ---------             ---------
       Total revenues                                    222,897               190,380
                                                       ---------             ---------

Costs and expenses:
   Cost of services and product development               97,418                79,350
   Selling, general and administrative                    79,518                57,852
   Other charge                                            6,051                  --
   Depreciation                                            5,873                 5,233
   Amortization of intangibles                             3,067                 2,203
                                                       ---------             ---------
       Total costs and expenses                          191,927               144,638
                                                       ---------             ---------
Operating income                                          30,970                45,742


Interest income (expense), net                            (4,991)                2,476
                                                       ---------             ---------
Income before provision for  income taxes                 25,979                48,218

Provision for income taxes                                 9,517                18,130
                                                       ---------             ---------

Net income                                             $  16,462             $  30,088
                                                       =========             =========

Earnings per common share:
   Basic                                               $    0.19             $    0.30
   Diluted                                             $    0.18             $    0.29

Weighted average common shares outstanding:
   Basic                                                  88,537               101,479
   Diluted                                                90,672               104,516

                             See accompanying notes

                               GARTNER GROUP, INC.

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                          For the three months ended
                                                                                                   December 31,
                                                                                         -------------------------------
                                                                                           1999                  1998
                                                                                         ---------             ---------
Operating activities:
    Net income                                                                           $  16,462             $  30,088
Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation and amortization                                                            8,940                 7,436
    Provision for doubtful accounts                                                            798                   923
    Equity losses of minority owned companies                                                1,173                   274
    Deferred revenues                                                                      (61,032)              (23,888)
    Deferred tax benefit                                                                       428                  (496)
Changes in assets and liabilities, net of effects of acquisitions:
    Decrease (increase) in fees receivable                                                  15,955                (2,982)
    Decrease in deferred commissions                                                         5,791                 4,654
    Decrease in prepaid expenses and other current assets                                    5,613                 3,061
    Decrease (increase) in other assets                                                      1,621                  (365)
    Increase (decrease) in accounts payable and accrued liabilities                         23,315                (1,159)
    Decrease in commissions and accrued bonuses payable                                    (12,930)              (11,449)
                                                                                         ---------             ---------
Cash provided by operating activities                                                        6,134                 6,097
                                                                                         ---------             ---------
Investing activities:
    Payment for businesses acquired (excluding cash acquired)                              (33,331)              (19,254)
    Additions of property, equipment and leasehold improvements, net                        (8,381)               (6,063)
    Marketable securities sold, net                                                           --                   6,701
    Investments in unconsolidated subsidiaries                                              (8,125)               (2,250)
                                                                                         ---------             ---------
Cash used for investing activities                                                         (49,837)              (20,866)
                                                                                         ---------             ---------
Financing activities:
    Issuance of common stock                                                                 1,305                 3,208
    Proceeds from employee stock purchase plan offering                                       --                   2,469
    Tax benefits of stock transactions with employees                                          700                 3,463
    Proceeds from issuance of debt                                                          60,000                  --
    Net cash settlement on forward purchase agreement                                       (6,839)               (8,438)
    Purchase of treasury stock                                                             (29,910)               (1,177)
                                                                                         ---------             ---------
Cash provided by (used for) financing activities                                            25,256                  (475)
                                                                                         ---------             ---------
Net decrease in cash and cash equivalents                                                  (18,447)              (15,244)
Effects of foreign exchange rates on cash and cash equivalents                                 (59)                  583
Cash and cash equivalents, beginning of period                                              88,894               157,744
                                                                                         ---------             ---------
Cash and cash equivalents, end of period                                                 $  70,388             $ 143,083
                                                                                         =========             =========

                             See accompanying notes

                               GARTNER GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner Group, Inc. (the "Company") on Form 10-K for the fiscal year ended September 30, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three month period ended December 31, 1999 may not be indicative of the results of operations for the remainder of fiscal 2000.

Note 2 - Other Charge

During fiscal 1999, the Company's Board of Directors approved a special one-time cash incentive plan designed to enhance retention of key personnel to be earned and paid in three installments. The second of three installments of the retention incentive of approximately $6.1 million was vested and paid during the first quarter of fiscal 2000. The third installment will be made on or before April 15, 2000.

Note 3 - Acquisitions

On October 29, 1999, the Company acquired a 70% ownership interest in cPulse, LLC ("cPulse") for $2.5 million in cash and a $1.0 million note payable. cPulse provides a Web-satisfaction monitoring service that enables companies to prioritize their Web investments and evaluate the effectiveness of changes through customer satisfaction intelligence. The acquisition was accounted for by the purchase method. Approximately $3.3 million of the purchase price was allocated to goodwill which is being amortized over 5 years and $0.2 million of the purchase price was allocated to a non-compete agreement which is being amortized over 3 years.

On November 30, 1999, the Company acquired all the outstanding shares of Computer Financial Consultants Limited ("CFC") for $16.0 million in cash. CFC provides senior executives in information technology ("IT") and purchasing with assistance intended to enhance the procurement of IT related products and services. The acquisition was accounted for by the purchase method, and the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon estimated fair market values at the date of the acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was approximately $11.6 million, of which $11.0 million has been allocated to goodwill, which is being amortized over 30 years. In addition, $0.6 million of the purchase price was allocated to a non-compete agreement which is being amortized over 5 years.

On December 10, 1999, the Company acquired all of the assets and assumed the liabilities of Rendall and Associates, Inc. ("Rendall") for $12.0 million in cash. Rendall provides strategic planning advice, feasibility and competitive analysis and research on the telecommunications market, technologies, regulation and public policies. Additionally, Rendall provides technical expertise in broadband technologies. The acquisition was accounted for by the purchase method, and the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon estimated fair market values at the date of the acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was approximately $11.1 million, of which $9.9 million has been allocated to goodwill, which is being amortized over 20 years. In addition, $1.2 million of the purchase price was allocated to a non-compete agreement which is being amortized over 5 years.

Note 4 - Computations of Earnings per Share of Common Stock

The following table sets forth the reconciliation of the basic and diluted net earnings per share computations (in thousands, except per share data):

                                                                                           For the three months ended
                                                                                                    December 31,
                                                                                           ----------------------------
                                                                                             1999                1998
                                                                                           --------            --------
Numerator:
   Net income                                                                              $ 16,462            $ 30,088
                                                                                           ========            ========

Denominator
   Denominator for basic earnings per share - weighted average number of common
   shares outstanding                                                                        88,537             101,479

   Effect of dilutive securities:
      Weighted average number of common shares under warrant outstanding                          0                 119
      Weighted average number of option shares outstanding                                    2,135               2,918
                                                                                           --------            --------
      Dilutive potential common shares                                                        2,135               3,037
                                                                                           --------            --------
      Denominator for diluted earnings per share - adjusted weighted average
      number of common shares outstanding                                                    90,672             104,516
                                                                                           ========            ========

Basic earnings per common share                                                            $   0.19            $   0.30
                                                                                           ========            ========

Diluted earnings per common share                                                          $   0.18            $   0.29
                                                                                           ========            ========

For the three months ended December 31, 1999 and 1998, respectively, options to purchase 13.9 million and 5.7 million shares of Class A Common Stock of the Company with exercise prices greater than the average market price of $13.47 and $20.48, for the respective periods, were not included in the computation of diluted net income per share because the effect would have been antidilutive.

Note 5 - Comprehensive Income

Comprehensive income includes all changes in equity, except those resulting from investments by owners and distributions to owners. The components of comprehensive income for the three months ended December 31, 1999 and 1998 are as follows (in thousands):

                                                                                 For the three months ended
                                                                                        December 31,
                                                                                 -----------------------------
                                                                                     1999            1998
                                                                                 -------------   -------------
   Net income                                                                     $   16,462      $   30,088
   Foreign currency translation adjustments                                           (2,323)
                                                                                                         933
                                                                                 -------------   -------------
      Comprehensive income                                                         $  14,139      $   31,021
                                                                                 =============   =============

Note 6 - Long-Term Debt

On July 16, 1999 (the "closing date"), the Company entered into an unsecured Credit Agreement with The Chase Manhattan Bank, as administrative agent for the participating financial institutions thereunder, providing for a maximum of $500 million of credit facilities, consisting of a $350 million term loan and a $150 million senior revolving credit facility. The term loan can be advanced in multiple drawings during the first year after the closing date. Amounts repaid under the term loan may not be reborrowed. Loans under the revolving facility will be available for five years, subject to certain customary conditions on the date of any such loan. As of December 31, 1999, the Company has $250 million outstanding under the term loan, and $60 million outstanding under the revolving credit facility. The weighted average interest rate on these borrowings was 7.5% for the three months ended December 31, 1999. Cash paid in interest for the three months ended December 31, 1999 was approximately $4.9 million. The current amount outstanding under the term loan is repayable in eight equal semi-annual installments of approximately $31.3 million each beginning in January 2001. The revolving credit facility will mature in July 2004.

Note 7 - Segment Information

The Company manages its business in three reportable segments organized on the basis of differences in its related products and services: research, services and events. Research consists primarily of subscription-based research products. Services consists primarily of consulting and measurement engagements. Events consists of vendor and user focused symposia, expositions and conferences.

The Company evaluates performance and allocates resources based on the profit or loss from operations before interest income and expense, certain selling, general and administrative costs, income taxes, other charges and foreign exchange gains and losses. The accounting policies used by the reportable segments are the same as those used by the Company.

The following tables present information about reportable segments (in thousands). Operating income in the "Other" column includes expenses unallocated to reportable segments, expenses allocated to operations that do not meet the segment reporting quantitative threshold, and the other charge. There are no intersegment revenues:

Three months ended December 31, 1999             Research        Services         Events          Other        Consolidated
--------------------------------------------- --------------- --------------- --------------- ---------------  --------------
Revenues                                          $132,279          34,460          48,909        7,249        $222,897

Operating income                                   $90,990           8,591          25,147      (93,758)       $ 30,970

Interest expense, net                                                                                          $ (4,991)
Income before provision for income taxes                                                                       $ 25,979

Three months ended December 31, 1998             Research        Services         Events          Other        Consolidated
--------------------------------------------- --------------- --------------- --------------- ---------------  --------------
Revenues                                          $122,406          27,120          35,832        5,022        $190,380

Operating income                                  $ 88,280           6,619          15,051      (64,208)       $ 45,742

Interest income, net                                                                                           $  2,476
Income before provision for income taxes                                                                       $ 48,218

Note 8 - Public Offering of Jupiter Communications, Inc.

On October 22, 1997, the Company acquired a 32% membership interest in Jupiter Communications, LLC ("Jupiter") for $8.0 million in cash. On September 16, 1998, the Company increased its membership interest in Jupiter to 37% for an additional $1.3 million in cash and on May 25, 1999 the Company made an additional investment of $1.1 million in cash to maintain its 37% membership interest in Jupiter. Jupiter is a provider of analyst-based research and strategic planning services to the consumer and Internet and interactive industries. This investment is accounted for under the equity method of accounting. On October 7, 1999 Jupiter completed its initial public offering ("IPO") at $21.00 per share of common stock and, upon the closing of the offering, exchanged membership units in Jupiter for shares of common stock of Jupiter Communications, Inc. The Company owns 4,028,503 shares, or approximately 28.1%, of Jupiter Communications, Inc.'s outstanding common stock after the IPO. The change in the Company's proportionate share of Jupiter's equity combined with Jupiter's net asset increase from cash proceeds raised in the IPO resulted in the Company's write-up of the investment by approximately $15.4 million. In addition, the deferred tax liability account and additional paid-in capital increased by approximately $6.2 million and $9.2 million, respectively.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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


RESULTS OF OPERATIONS


The following table sets forth certain results of operations as a percentage of total revenues:

                                                                For the three months ended
                                                                       December 31,
                                                          ------------------    ------------------
                                                               1999                  1998
                                                          ------------------    ------------------
Revenues:
Research                                                              59.3%                 64.3%
Services                                                              15.5                  14.3
Events                                                                21.9                  18.8
Other                                                                  3.3                   2.6
                                                          ------------------    ------------------
    Total revenues                                                   100.0                 100.0
                                                          ------------------    ------------------
Costs and expenses:
Cost of services and product development                              43.7                  41.7

Selling, general and administrative                                   35.7                  30.4
Other charge                                                           2.7                    --
Depreciation                                                           2.6                   2.7
Amortization of intangibles                                            1.4                   1.2
                                                          ------------------    ------------------
   Total costs and expenses                                           86.1                  76.0
                                                          ------------------    ------------------
Operating income                                                      13.9                  24.0
Interest income (expense), net                                        (2.2)                  1.3
                                                          ------------------    ------------------

Income before provision for income taxes                              11.7                  25.3
Provision for income taxes                                             4.3                   9.5
                                                          ------------------    ------------------

Net income                                                             7.4%                 15.8%
                                                          ==================    ==================

Total revenues increased 17% to $222.9 million for the first quarter of fiscal 2000 from $190.4 million for the first quarter of fiscal 1999. Revenues from research products increased 8% in the first quarter of fiscal 2000 to $132.3 million compared to $122.4 million in the same period in fiscal 1999 and comprised approximately 59% and 64% of total revenues in the first quarter of fiscal 2000 and 1999, respectively. Services revenue, consisting primarily of consulting and measurement engagements, increased 27%, to $34.5 million for the first quarter of fiscal 2000 as compared to $27.1 million for the first quarter of fiscal 1999 and comprised approximately 16% of total revenue in the first quarter of fiscal 2000 versus 14% in the same period in fiscal 1999. Events revenue was $48.9 million in the first three months of fiscal 2000, an increase of 36% over $35.8 million for the same period in fiscal 1999. Also, events revenue comprised approximately 22% of total revenue in the first quarter of fiscal 2000 versus 19% in the same period in fiscal 1999. Other revenues, consisting principally of software licensing fees, increased 44% to $7.2 million in the first quarter of fiscal 2000 from $5.0 million in the first quarter of fiscal 1999. The increase in total revenues reflected the ability of the Company to gain client acceptance of new products and services, to increase sales penetration into new and existing clients and to develop incremental revenues from current and prior year acquisitions. Ratable contract value, which consists of the annualized value of all subscription-based research products with ratable revenue recognition, was $551.6 million at December 31, 1999, an increase of 9% from $505.9 million at December 30, 1998. Services backlog increased 62% to approximately $75.2 million at December 31, 1999 compared to $46.3 at December 31, 1998 and represents future revenues that will be recognized from in-process consulting and measurement engagements. Based upon the continued strong demand in upcoming conferences and expositions, deferred revenue for events increased 100% to $18.9 million at December 31, 1999 as compared to $9.4 million at December 31, 1998.

Operating income, net of the other charge, decreased 19% to $37.0 million in the first quarter of fiscal 2000 from $45.7 million in the first quarter of fiscal 1999. Operating income was impacted, in part, by the higher growth in lower margin consultative services and the expenditure of $8.2 million in planned strategic investments related to rearchitecting our research process, hiring of analysts and consultants and Web initiatives.

Costs and expenses, excluding the other charge, increased to $185.9 million in the first quarter of fiscal 2000 from $144.6 million in the first quarter of fiscal 1999. The increase in costs and expenses over the first quarter of fiscal 1999 reflects the additional support required for the growing client base, incremental costs associated with conferences, costs associated with acquired businesses and planned strategic investments which included the hiring of additional consultants, analysts, project executives and sales personnel, and spending on sales productivity tools and interactive initiatives. Cost of services and product development expenses were $97.4 million and $79.4 million for the first quarter of fiscal 2000 and 1999, respectively. The increase in costs of services and product development expenses, as a percentage of total revenues, is primarily attributable to increasing pricing pressure in research products, continuing growth in personnel costs associated with the development and delivery of products and services and the hiring of personnel in association with the planned strategic investments. Selling, general and administrative expenses, which were $79.5 million and $57.9 million for the first quarter of fiscal 2000 and 1999, respectively, increased as a result of the Company's continuing expansion of worldwide distribution channels and additional general and administrative resources needed to support the growing revenue base and the impact of acquisitions.

The other charge of $6.1 million for the three months ended December 31, 1999 was paid in relation to a special one-time cash incentive plan designed to enhance retention of key personnel in response to the recapitalization and reorganization that was initiated in the prior fiscal year.

Depreciation expense for the first quarter of fiscal 2000 increased to $5.9 million compared to $5.2 million for the first quarter of fiscal 1999, primarily due to capital spending required to support business growth. Additionally, amortization expense increased by $0.9 million in the first quarter of fiscal 2000 as compared to the same period in fiscal 1999, reflecting primarily goodwill associated with fiscal 1999 acquisitions.

Interest expense, net was $5.0 million in the first quarter of fiscal 2000 as compared to interest income, net of $2.5 million in the same quarter of fiscal 1999. Interest expense in the first quarter of fiscal 2000 related primarily to $5.7 million paid on debt facility borrowings of $310.0 million. Additionally, interest income was $0.7 million for the first quarter of fiscal 2000, down from $2.6 million for the first quarter of fiscal 1999. The decrease in interest income is attributable to a lower average balance of investable funds during the three months ended December 31, 1999 as compared to the same period in the prior fiscal year.

Provision for income taxes was $9.5 million in the first quarter of fiscal 2000, down from $18.1 million in the same quarter of fiscal 1999. The effective tax rate was 37% and 38% in the first quarter of fiscal 2000 and 1999, respectively. This decrease is primarily the result of on-going tax planning initiatives.

Diluted earnings per common share decreased 38% to 18 cents per common share for the first quarter of fiscal 2000, compared to 29 cents per common share for the first quarter of fiscal 1999. Excluding the impact of the other charge, diluted earnings per share were 22 cents per common share for the first quarter of fiscal 2000. Basic earnings per common share decreased 37% to 19 cents for the first quarter of fiscal 2000 from 30 cents for the first quarter of fiscal 1999.

Quarterly Operating Income Trends. Historically, the Company has realized significant renewals and growth in contract value at the end of each quarter. The fourth quarter of the fiscal year typically is the fastest growth quarter for contract value and the first quarter of the fiscal year typically represents the slowest growth quarter as it is the quarter in which the largest amount of contract renewals are due. As a result of the quarterly trends in contract value and overall business volume, fees receivable, deferred revenues, deferred commissions and commissions payable reflect this activity and typically show substantial increases at quarter end, particularly at fiscal year end. All research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts which have a 30-day cancellation clause, but which have not produced material cancellations to date. The Company's policy is to record at the time of signing of a research contract the entire amount of the contract billable as deferred revenue and fees receivable. The Company also records the related commission obligation upon the signing of the contract and amortizes the corresponding deferred commission expense over the contract period in which the related revenues are earned and amortized to income.

Historically, research revenues have increased in the first quarter of each fiscal year over the immediately preceding quarter primarily due to increased contract value at the end of the prior fiscal year. Events revenues have increased similarly due to annual conferences and exhibition events held in the first quarter. Additionally, operating income margin (operating income as a percentage of total revenues) typically improves in the first quarter of the fiscal year versus the immediately preceding quarter due to the increase in research revenue upon which the Company is able to further leverage its selling, general and administrative expenses, plus operating income generated from the first quarter Symposia and ITxpo exhibition events. Historically, operating income margin improvement has not been as high in the remaining quarters of the fiscal year because the Company has typically increased operating expenses for required growth and because the operating income margins from the ITxpo conferences in the first fiscal quarter are higher than on conferences held later in the fiscal year. In the current fiscal year, however, the timing of costs related to the one-time cash retention incentive and planned strategic investments can be expected to impact the trend of the Company's operating income margins for each of the remaining quarters of the fiscal year. As a result, the operating income for the first quarter of fiscal 2000 as well as prior year operating margin trends may not be indicative of the quarterly operating results for the remainder of the fiscal year.

Other Factors That May Affect Future Performance. The Company's future operating results will depend upon the Company's ability to continue to compete successfully in the market for information products and services. The Company faces competition from a significant number of independent providers of similar services, as well as the internal marketing and planning organizations of the Company's clients. The Company also competes indirectly against other information providers, including electronic and print media companies and consulting firms. In addition, there are limited barriers to entry into the Company's market and additional new competitors could readily emerge. There can be no assurance that the Company will be able to continue to provide the products and services that meet client needs as the Information Technology ("IT") market rapidly evolves, or that the Company can otherwise continue to compete successfully. In this regard, the Company's ability to compete is largely dependent upon the quality of its staff of IT analysts and consultants. Competition for such qualified professionals is intense. There can be no assurance that the Company will be able to hire additional qualified IT analysts and consultants as may be required to support the evolving needs of clients or any growth in the Company's business. Any failure to maintain a premier staff of IT professionals could adversely affect the quality of the Company's products and services, and therefore its future business and operating results. There may also be increased business risk as the Company expands product and service offerings to smaller domestic companies. Additionally, the Company believes it will need to make significant investments and rearchitect its Web capabilities. The Company recognizes the value and utility of the Web as a delivery channel for products and services. Failure to increase and improve the Company's Web capabilities could adversely impact future business and operating results.

In connection with its recapitalization, the Company agreed to certain restrictions on business activity in order to reduce the risk to IMS Health and its stockholders of substantial tax liabilities associated with the spinoff by IMS Health of its equity interest in the Company. The Company further agreed to assume the risk of such tax liabilities if the Company were to undertake certain business activities that give rise to the liabilities. As a result, the Company may be limited in its ability to undertake acquisitions involving the issuance of a significant amount of stock unless the Company can obtain a ruling from the IRS that the transaction will not give rise to such tax liabilities.

The Company has incurred a substantial amount of debt in connection with its recapitalization transactions. The associated debt service could impair future operating results. The outstanding debt could also limit the additional credit available to the Company, which in turn could restrain the Company's ability to pursue business opportunities that may arise in the future involving substantial investments of additional capital. In addition, the Company agreed to certain restrictions and limitations involving the purchase of common stock and the issuance of stock which could have an impact on the management and growth of the Company.

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

YEAR 2000 ISSUES. Year 2000 issues arose from the fact that many technology systems have been designed using only a two-digit representation of the year portion of the date. This had the potential to cause errors or failures in those systems that depend on correct interpretation of the year, but cannot necessarily correctly interpret "00" as the year "2000". There are two other issues that are generally considered part of the Year 2000 problem: a) the fact that the year 2000 is a leap year and b) certain dates over the next few years could be misinterpreted as codes with special meanings (This is a simple description of the most common cause of the Year 2000 problem. There are many complete descriptions available, with examples, such as the Year 2000 Guide for Practitioners.).

The Company's Year 2000 efforts were organized around understanding and addressing the business-critical functions in each of the six major areas that could potentially be affected by Year 2000 issues (business-critical functions are defined as those whose failure or significant disruption would have a material adverse impact on the Company's business, financial condition or results of operations or involve a safety risk to employees or clients):

       Supply Chain--suppliers, clients, financial affiliates, and government agencies

       Products & Services--goods created by the Company for its clients

       IT Applications--in-house and vendor business computer programs

       IT Infrastructure--computers, communications and call center systems

       Non-IT Process Systems--systems used to create and deliver the Company's products & services

       Non-IT Facilities Systems--systems used to monitor and control the Company's places of work and office equipment

The Company established a separate Year 2000 account to budget and track significant Year 2000 expenditures. All maintenance and modification costs have been expensed as incurred, while the cost of new systems have been capitalized according to generally accepted accounting principles. The aggregate costs incurred by the Company in addressing its Year 2000 issues were within the estimates previously reported by the Company.

As of the month ended January 31, 2000, the Company has not experienced any material negative impact related to Year 2000 issues in any of the six major business-critical functions described above. Based upon our ability to deliver our products and services without interruption and information received from vendors and service providers, the Company has no reason to believe that there will be any material adverse impact on the Company's financial condition or results of operations relating to any Year 2000 issues. However, if the information received from vendors and service providers is not accurate or happens to change, then there could be an unforeseen material adverse impact on the Company's results of operations or financial condition. The Company will continue to monitor its systems and operations until it is reasonably assured that no significant business interruptions will occur as a result of the Year 2000 issues.

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

The Company has not found the adoption of the euro to have an impact on the competitive conditions in European markets and does not believe that the translation of financial transactions into euros has had or will have a significant effect on the Company's results of operations, liquidity, or financial condition. Additionally, the Company does not anticipate any material impact from the euro conversion on the Company's financial information systems which currently accommodate multiple currencies. Costs associated with the adoption of the euro are not expected to be significant and will be expensed as incurred.


LIQUIDITY AND CAPITAL RESOURCES

The Company's continued focus on revenue growth and operating income performance has contributed to its ability to continue to fund ongoing operations. Cash provided by operating activities totaled $6.1 million for the three months ended December 31, 1999 (unchanged compared to the three months ended December 31, 1998) resulting from the impact of net income and changes in balance sheet accounts, particularly fees receivable, deferred revenues, accounts payable and accrued liabilities, and commissions and accrued bonuses payable.

Cash used for investing activities was $49.8 million for the three months ended December 31, 1999 (compared to $20.9 million in the three months ended December 31, 1998) due to the effect of cash used for property and equipment additions of $8.4 million and acquisitions and investments in consolidated and unconsolidated subsidiaries of $41.5 million. Cash provided by financing activities totaled $25.3 million in the three months ended December 31, 1999 (compared to $0.5 million used for financing activities for the three months ended December 31,
1998). The cash provided by financing activities resulted primarily from the $60.0 million in borrowings under the Credit Agreement partially offset by $29.9 million for the repurchase of 1,863,500 shares of Class A common stock and 874,000 shares of Class B common stock under the terms of the recapitalization and the settlement of a forward purchase agreement for $6.8 million. Cash provided by financing activities include a $0.7 million credit to additional paid-in capital for tax benefits received from stock transactions with employees and $1.3 million from the issuance of common stock upon the exercise of employee stock options. The tax benefit of stock transactions with employees is due to a reduction in the corporate income tax liability based on an imputed compensation deduction equal to employees' gain upon the exercise of stock options at an exercise price below fair market value. The forward purchase contracts on the Company's common stock were originally established to facilitate the acquisition of 1,800,000 shares of Class A Common Stock to offset a portion of the shareholder dilution that will be created by the exercise of stock options granted under the Company's 1996 Long Term Stock Option Plan.

The effect of exchange rates was limited and decreased cash and cash equivalents by less than $0.1 million for the three months ended December 31, 1999, and was due to the weakening of the U.S. dollar versus certain foreign currencies. As of December 31, 1999, the Company had outstanding letters of credit with The Chase Manhattan Bank for $1.5 million and with The Bank of New York for $2.0 million. Additionally, the Company issues letters of credit in the ordinary course of business. The Company believes that its current cash balances together with cash anticipated to be provided by operating activities and borrowings available under the existing credit facilities and lines of credit, will be sufficient for the expected short-term and foreseeable long-term cash needs of the Company in the ordinary course of business, including its obligation to make open market purchases of its common stock required as part of the recapitalization. If the Company were to require substantial amounts of additional capital in the future to pursue business opportunities that may arise involving substantial investments of additional capital, there can be no assurances that such capital will be available to the Company or will be available on commercially reasonable terms. The Company's obligation to make open market purchases as part of the recapitalization will require a significant amount of cash to fund the repurchase of its common stock. As of December 31, 1999, the Company has a remaining commitment to purchase an additional 2,429,191 shares of its common stock in the open market by July 2001. The Company intends to fund this remaining commitment through borrowings under the Credit Agreement and existing cash balances and cash anticipated to be provided from operations. The Company is subject to certain customary affirmative, negative and financial covenants under the Credit Agreement, and continued compliance with these covenants could preclude the Company from borrowing the maximum amount of the credit facilities.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company's exposure to market risk for changes in interest rates relates primarily to borrowings under the Company's unsecured Credit Agreement with The Chase Manhattan

Bank. These borrowings bear interest at variable rates and the fair value of this indebtedness is not significantly affected by changes in market interest rates. An effective increase or decrease of 10% in the current effective interest rates under the Credit Agreement would not have a material effect on the Company's results of operations.

In addition, the Company is exposed to market risk from a series of forward purchase agreements on its Class A Common Stock. As of December 31, 1999, a forward purchase agreement in place covered approximately $10.0 million or 828,157 shares of Class A Common Stock having forward purchase prices established at $12.13 per share. If the market priced portion of this agreement was settled based on the December 31, 1999 market price of Class A Common Stock ($15.25 per share) and the contractual floating rate component, the Company would be entitled to receive approximately 158,119 shares of Class A Common Stock.

Amounts invested in the Company's foreign operations are translated into U.S. dollars at the exchange rates in effect at December 31, 1999. The resulting translation adjustments are recorded as accumulated other comprehensive loss, a component of stockholders' equity, in the Consolidated Balance Sheets.


PART II  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on February 1, 2000. At such meeting, the Class B stockholders elected the following persons to the Board of Directors as Class I directors by the following votes:

                                                     Total Vote
                              Total Vote            Withheld from
                           for Each Director        Each Director
                           -----------------        -------------
John P. Imlay                  21,042,568             8,867,385
Charles B. McQuade             19,689,908            10,220,045
Stephen G. Pagliuca            21,040,573             8,869,380

The stockholders ratified the appointment of KPMG LLP as independent auditors for the Company for the 2000 fiscal year. The vote was 72,075,517 for, 145,272 against and 50,991 abstained.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibit Number            Description of Document
         --------------            -----------------------
         27.1                      Financial Data Schedule

(b) The Company did not file a report on Form 8-K during the fiscal quarter ended December 31, 1999.

Items 1, 2, 3 and 5 are not applicable and have been omitted.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Gartner Group, Inc.


Date     February 8, 2000                         /s/ Regina M. Paolillo
                                                  -----------------------------
                                                  Regina M. Paolillo
                                                  Executive Vice President
                                                  and Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

17