Form 10-Q
period 2000-03-31
GARTNER GROUP INC
filed 2000-05-12
CIK 749251

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  [X]        THE SECURITIES EXCHANGE ACT OF 1934.

                      FOR THE QUARTER ENDED MARCH 31, 2000

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
                                       -----     -----

     The number of shares outstanding of the Registrant's capital stock as of March 31, 2000 was 53,586,747 shares of Common Stock, Class A and 33,692,616 shares of Common Stock, Class B.

                               TABLE OF CONTENTS



PART I                   FINANCIAL INFORMATION

     ITEM 1:             FINANCIAL STATEMENTS                                                              Page
                         Condensed Consolidated Balance Sheets at March 31, 2000 and
                           September 30, 1999                                                                 3

                         Condensed Consolidated Statements of Operations for the
                           Three and Six Months ended March 31, 2000 and 1999                                 4

                         Condensed Consolidated Statements of Cash Flows for the
                           Six Months ended March 31, 2000 and 1999                                           5

                         Notes to Condensed Consolidated Financial Statements                                 6

     ITEM 2:             MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                  9

     ITEM 3:             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                            MARKET RISKS                                                                     15

PART II                  OTHER INFORMATION
     ITEM 6:             EXHIBITS AND REPORTS ON FORM 8-K                                                    16

PART I         FINANCIAL INFORMATION
Item 1         Financial Statements

                              GARTNER GROUP, INC.

                     Condensed Consolidated Balance Sheets
                            (Unaudited in thousands)


                                                                            March 31,            September 30,
                                                                              2000                  1999
                                                                        -----------------     -----------------
Assets
Current assets:
   Cash and cash equivalents                                                   $ 69,486              $ 88,894
   Fees receivable, net                                                         295,713               282,047
   Deferred commissions                                                          23,757                31,332
   Prepaid expenses and other current assets                                     31,279                29,911
                                                                        -----------------     -----------------
      Total current assets                                                      420,235               432,184

Property, equipment and leasehold improvements, net                              73,958                63,592
Intangible assets, net                                                          326,092               223,100
Other assets                                                                    118,145                84,568
                                                                        -----------------     -----------------
      Total assets                                                             $938,430              $803,444
                                                                        =================     =================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued liabilities                                    $137,626              $ 95,869
   Commissions payable                                                           12,249                23,235
   Deferred revenues                                                            348,442               354,517
                                                                        -----------------     -----------------
      Total current liabilities                                                 498,317               473,621
                                                                        -----------------     -----------------

Long term debt                                                                  360,000               250,000
Other liabilities                                                                 5,147                 5,337
Commitments and contingencies

Stockholders' equity:
   Preferred stock                                                                   --                    --
   Common stock                                                                      59                    58
   Additional paid-in capital                                                   326,141               314,829
   Unearned compensation                                                         (7,901)               (8,280)
   Accumulated other comprehensive income                                        (4,385)               (3,830)
   Accumulated earnings                                                         175,989               156,740
   Treasury stock, at cost                                                     (414,937)             (385,031)
                                                                        -----------------     -----------------
      Total stockholders' equity                                                 74,966                74,486
                                                                        -----------------     -----------------
      Total liabilities and stockholders' equity                               $938,430              $803,444
                                                                        =================     =================


                             See accompanying notes

                              GARTNER GROUP, INC.

                Condensed Consolidated Statements of Operations
                (Unaudited in thousands, except per share data)


                                                  For the three months ended         For the six months ended
                                                          March 31,                         March 31,
                                                 ------------------------------   ------------------------------
                                                     2000            1999             2000            1999
                                                 --------------  --------------   --------------  --------------
Revenues:
   Research                                          $123,324        $116,028         $255,603        $238,434
   Services                                            53,153          35,634           87,613          62,754
   Events                                              11,339          10,719           60,248          46,551
   Other                                                5,577           8,947           12,826          13,969
                                                 --------------  --------------   --------------  --------------
       Total revenues                                 193,393         171,328          416,290         361,708
                                                 --------------  --------------   --------------  --------------

Costs and expenses:
   Cost of services and product development            80,674          60,377          178,092         139,727
   Selling, general and administrative                 80,147          59,132          159,665         116,984
   Other charges                                       11,450           4,426           17,501           4,426
   Depreciation                                         6,719           5,284           12,592          10,517
   Amortization of intangibles                          3,982           2,499            7,049           4,702
                                                 --------------  --------------   --------------  --------------
       Total costs and expenses                       182,972         131,718          374,899         276,356
                                                 --------------  --------------   --------------  --------------
Operating income                                       10,421          39,610           41,391          85,352


Gain on partial sale of minority investment            13,068              --           13,068              --
Interest income                                           476           2,609            1,208           5,111
Interest expense                                       (6,192)             (9)         (11,915)            (35)
                                                 --------------  --------------   --------------  --------------
Income before provision for  income taxes              17,773          42,210           43,752          90,428

Provision for income taxes                             14,985          13,369           24,502          31,499
                                                 --------------  --------------   --------------  --------------

Net income                                           $  2,788        $ 28,841         $ 19,250        $ 58,929
                                                 ==============  ==============   ==============  ==============

Earnings per common share:
   Basic                                             $   0.03        $   0.28         $   0.22        $   0.57
   Diluted                                           $   0.03        $   0.27         $   0.21        $   0.56

Weighted average common shares outstanding:
   Basic                                               87,040         103,535           87,788         102,641
   Diluted                                             90,512         106,805           90,479         105,706




                             See accompanying notes

                              GARTNER GROUP, INC.

                Condensed Consolidated Statements of Cash Flows
                            (Unaudited in thousands)


                                                                                   For the six months ended
                                                                                           March 31,
                                                                            ----------------------------------------
                                                                                  2000                  1999
                                                                            ------------------    ------------------
Operating activities:
    Net income                                                                    $  19,250              $ 58,929
Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation and amortization                                                    19,641                15,219
    Restricted stock compensation                                                       380                   217
    Provision for doubtful accounts                                                   1,756                 2,028
    Equity losses of minority owned companies                                         1,209                   617
    Deferred revenues                                                                (5,674)                4,474
    Deferred tax benefit (provision)                                                    101                (1,203)
    Gain on partial sale of minority investment                                     (13,068)                   --
Changes in assets and liabilities, net of effects of acquisitions:
    Increase in fees receivable                                                     (12,882)               (7,614)
    Decrease in deferred commissions                                                  7,189                 6,060
    (Increase) decrease in prepaid expenses and other current assets                   (700)                4,768
    Increase in other assets                                                         (1,393)               (1,962)
    Increase (decrease) in accounts payable and accrued liabilities                  28,914               (31,670)
    Decrease in commissions and accrued bonuses payable                             (10,964)               (9,730)
                                                                            ------------------    ------------------
Cash provided by operating activities                                                33,759                40,133
                                                                            ------------------    ------------------
Investing activities:
    Payment for businesses acquired (excluding cash acquired)                      (108,111)              (26,245)
    Proceeds from partial sale of minority investment                                15,899                    --
    Additions of property, equipment and leasehold improvements, net                (22,055)              (13,634)
    Marketable securities sold, net                                                      --                18,955
    Investments in unconsolidated subsidiaries                                      (19,390)               (2,775)
                                                                            ------------------    ------------------
Cash used for investing activities                                                 (133,657)              (23,699)
                                                                            ------------------    ------------------
Financing activities:
    Issuance of common stock                                                          4,948                 9,873
    Proceeds from employee stock purchase plan offering                               2,499                 2,469
    Tax benefits of stock transactions with employees                                 1,456                 8,467
    Proceeds from issuance of debt                                                  110,000                    --
    Payments for modification of debt agreement                                        (938)                   --
    Net cash settlement on forward purchase agreement                                (6,839)               (8,438)
    Purchase of treasury stock                                                      (29,910)               (1,177)
                                                                            ------------------    ------------------
Cash provided by financing activities                                                81,216                11,194
                                                                            ------------------    ------------------
Net (decrease) increase in cash and cash equivalents                                (18,682)               27,628
Effects of foreign exchange rates on cash and cash equivalents                         (726)                 (259)
Cash and cash equivalents, beginning of period                                       88,894               157,744
                                                                            ------------------    ------------------
Cash and cash equivalents, end of period                                          $  69,486              $185,113
                                                                            ==================    ==================

                             See accompanying notes

                              GARTNER GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner Group, Inc. (the "Company") on Form 10-K for the fiscal year ended September 30, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three and six month periods ended March 31, 2000 may not be indicative of the results of operations for the remainder of fiscal 2000.

Note 2 - Other Charges

During fiscal 1999, the Company's Board of Directors approved a special one-time cash incentive plan designed to enhance retention of key personnel to be earned and paid in three installments. The final installment of the retention incentive of approximately $11.5 million was vested and paid during the second quarter of fiscal 2000. For the six months ended March 31, 2000, retention incentives totaling approximately $17.5 million were incurred and paid.

In the second quarter of fiscal 1999, the Company recorded other charges totaling approximately $4.4 million related to the Company's reorganization and recapitalization. Approximately one-half of the charge related to severance benefits as a result of certain job eliminations associated with the reorganization. The remainder of the charge pertains to legal and advisory fees associated with the recapitalization.

Note 3 - Investment in Marketable Securities

During the quarter ended March 31, 2000, a company in which the Company holds an investment accounted for under the cost method, completed an initial public offering of its common stock. Under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), the investment has been classified as an available for sale security. FAS 115 requires that available for sale securities be carried at fair value with unrealized holding gains, net of tax, reported as Accumulated other comprehensive income, a separate component of Stockholders' equity, until realized. For the six months ended March 31, 2000, the Company recorded an unrealized holding gain, net of taxes, on the marketable security of $3.5 million.

Note 4 - Acquisitions

On March 21, 2000, the Company acquired 90% of the outstanding common stock of TechRepublic, Inc. ("TechRepublic") for approximately $78.5 million in cash. TechRepublic is an online destination developed exclusively for IT professionals by IT professionals and provides career insight, community interaction, and customized content to CIOs, IT managers, network administrators, support professionals, training providers, and other enterprise computing professionals. The TechRepublic web site offerings include IT industry news, newsletters, analysis, columns, articles, downloads, forums, event listings and job, peer and vendor directories. The acquisition was accounted for by the purchase method, and the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon estimated fair market values at the date of the acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was approximately $82.5 million, of which $78.8 million has been allocated to goodwill (non-deductible for tax purposes), which is being amortized over 3 years. In addition, $3.7 million of the purchase price was allocated to non-compete agreements which are being amortized over 3 years.

Note 5 - Computations of Earnings per Share of Common Stock

The following table sets forth the reconciliation of the basic and diluted earnings per share computations (in thousands, except per share data):

                                                                          For the three months ended    For the six months ended
                                                                                 March 31,                      March 31,
                                                                         ---------------------------   ---------------------------
                                                                            2000           1999           2000           1999
                                                                         -----------    -----------    ------------   ------------
Numerator:
   Net income                                                               $ 2,788       $ 28,841        $19,250       $ 58,929
                                                                         ===========    ===========    ============   ============

Denominator
   Denominator for basic earnings per share - weighted average number
   of common shares outstanding                                              87,040        103,535         87,788        102,641

   Effect of dilutive securities:
      Weighted average number of common shares under warrant
      outstanding                                                                --            167             --            144
      Weighted average number of option shares outstanding                    3,472          3,103          2,691          2,921
                                                                         -----------    -----------    ------------   ------------
      Dilutive potential common shares                                        3,472          3,270          2,691          3,065
                                                                         -----------    -----------    ------------   ------------
      Denominator for diluted earnings per share - adjusted weighted
      average number of common shares outstanding                            90,512        106,805         90,479        105,706
                                                                         ===========    ===========    ============   ============

Basic earnings per common share                                             $  0.03       $   0.28        $  0.22       $   0.57
                                                                         ===========    ===========    ============   ============

Diluted earnings per common share                                           $  0.03       $   0.27        $  0.21       $   0.56
                                                                         ===========    ===========    ============   ============

For the three and six months ended March 31, 2000, options to purchase 14.9 million and 14.5 million shares of Class A Common Stock of the Company with exercise prices greater than the average market price of $15.42 and $14.29, for the respective periods, were not included in the computation of diluted net income per share because the effect would have been antidilutive. For the three and six months ended March 31, 1999, options to purchase 4.9 million and 6.6 million shares of Class A Common Stock of the Company with exercise prices greater than the average market price of $22.77 and $21.63, for the respective periods, were not included in the computation of diluted net income per share because the effect would have been antidilutive.

Note 6 - Comprehensive Income

Comprehensive income includes all changes in equity, except those resulting from investments by owners and distributions to owners. The components of comprehensive income for the three and six months ended March 31, 2000 and 1999 are as follows (in thousands):

                                                                For the three months ended        For the six months ended
                                                                         March 31,                         March 31,
                                                               -----------------------------   -----------------------------
                                                                   2000            1999            2000            1999
                                                               -------------   -------------   --------------  -------------
   Net income                                                     $  2,788       $  28,841        $ 19,250      $   58,929
   Foreign currency translation adjustments                         (1,724)         (2,270)         (4,047)         (1,337)
   Unrealized holding gain on marketable security                    3,492              --           3,492              --
                                                               -------------   -------------   --------------  -------------
      Comprehensive income                                        $  4,556       $  26,571        $ 18,695      $   57,592
                                                               =============   =============   ==============  =============


Note 7 - Long-Term Debt

On July 16, 1999 (the "closing date"), the Company entered into an unsecured Credit Agreement with The Chase Manhattan Bank, as administrative agent for the participating financial institutions thereunder, providing for a maximum of $500.0 million of credit facilities, consisting of a $350.0 million term loan and a $150.0 million senior revolving credit facility. The term loan can be advanced in multiple drawings during the first year after the closing date. Amounts repaid under the term loan may not be reborrowed. Loans under the revolving facility will be available for five years, subject to certain customary conditions on the date of any such loan. As of March 31, 2000, the Company has $300.0 million outstanding under the term loan, and $60.0 million outstanding under the revolving credit facility. The weighted average interest rate on these borrowings was 7.5% for the six months ended March 31, 2000. Interest paid in cash for the three and six months ended March 31, 2000 was approximately $6.3 million and $11.2 million, respectively. The revolving credit facility will mature in July 2004. Loans made under the term loan are payable in eight equal semi-annual installments commencing eighteen months after the closing date. On February 25, 2000, the Company modified certain financial and other covenants to permit the TechRepublic acquisition and the issuance of convertible debt. The Company incurred fees related to the debt modification of $0.9 million which will be amortized over the remaining life of the debt.

On April 17, 2000, the Company issued $300.0 million of 6% convertible subordinated notes to Silver Lake Partners, L.P. and certain of its affiliates (see Note 10 - Subsequent Event, Convertible Subordinated Note). In accordance with the modified terms of the Credit Agreement, on April 18, 2000, the Company applied $200.0 million of the proceeds from the issuance of the convertible subordinated notes to pay down term loan borrowings under the Credit Agreement. As a result of the pay down of the term loan and the Company's intent to utilize borrowings available under the existing revolving credit facility, the $37.5 million term loan installment due on January 16, 2001 has been classified as long term debt.

Note 8 - Segment Information

The Company manages its business in four reportable segments organized on the basis of differences in its related products and services: research, services, events, and internet. Research consists primarily of subscription-based research products. Services consists primarily of consulting and measurement engagements. Events consists of vendor and user focused symposia, expositions, and conferences. Internet consists of products and services sold through the Company's e-commerce sales delivery channel; TechRepublic.

The Company evaluates reportable segment performance and allocates resources based on gross operating margin. Gross operating margin, as presented below, is the profit or loss from operations before interest income and expense, certain selling, general and administrative costs, income taxes, other charges, and foreign exchange gains and losses. The accounting policies used by the reportable segments are the same as those used by the Company.

The following tables present information about reportable segments (in thousands). The "Other" column includes certain revenues and expenses unallocated to reportable segments, expenses allocated to operations that do not meet the segment reporting quantitative threshold, and other charges. There are no intersegment revenues:



Three months ended March 31, 2000               Research     Services      Events      Internet       Other     Consolidated
------------------------------------------------------------------------------------------------------------------------------
Revenues                                        $123,324        53,153       11,339          75        5,502       $ 193,393
Operating income (loss)                          $82,850        21,661        5,342      (1,491)     (97,941)      $  10,421
Gain on partial sale of minority investment                                                                        $  13,068
Interest income                                                                                                    $     476
Interest expense                                                                                                   $  (6,192)
Income before provision for income taxes                                                                           $  17,773

Three months ended March 31, 1999               Research     Services      Events      Internet       Other     Consolidated
------------------------------------------------------------------------------------------------------------------------------
Revenues                                        $116,028        35,634       10,719       --           8,947       $ 171,328
Operating income (loss)                          $80,727        13,690        4,285       --         (59,092)      $  39,610
Interest income                                                                                                    $   2,609
Interest expense                                                                                                   $      (9)
Income before provision for income taxes                                                                           $  42,210

Six months ended March 31, 2000                 Research     Services      Events      Internet       Other     Consolidated
------------------------------------------------------------------------------------------------------------------------------
Revenues                                        $255,603        87,613       60,248          75       12,751       $ 416,290

Operating income (loss)                         $173,840       30,252        30,489    (1,491)       (191,699)     $  41,391
Gain on partial sale of minority investment                                                                        $  13,068
Interest income                                                                                                    $   1,208
Interest expense                                                                                                   $ (11,915)
Income before provision for income taxes                                                                           $  43,752

Six months ended March 31, 1999                 Research     Services      Events      Internet       Other     Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Revenues                                        $238,434       62,754        46,551        --          13,969       $361,708
Operating income (loss)                         $169,007       20,309        19,336        --        (123,300)      $ 85,352
Interest income                                                                                                     $  5,111
Interest expense                                                                                                    $    (35)
Income before provision for income taxes                                                                            $ 90,428


Note 9 - Gain On Partial Sale of Minority Investment

On October 7, 1999, Jupiter Communications, Inc. ("Jupiter"), a minority owned investment, completed its initial public offering at $21.00 per share of common stock. Upon completion of Jupiter's initial public offering, the Company owned 4,028,503 shares of Jupiter's outstanding common stock. The change in the Company's proportionate share of Jupiter's equity resulted in the Company's write-up of the investment by approximately $15.4 million and increases in deferred tax liability and additional paid-in capital of approximately $6.2 million and $9.2 million, respectively. During the quarter ended March 31, 2000, the Company sold 474,500 shares for net cash proceeds of $15.9 million at an average price of $33.54 per share for a pre-tax gain of $13.1 million.

Note 10 - Subsequent Event, Convertible Subordinated Notes

In connection with the Securities Purchase Agreement entered into on March 21, 2000, the Company issued in a private placement transaction on April 17, 2000, $300.0 million of 6% convertible subordinated notes to Silver Lake Partners, L.P. ("Silver Lake") and certain of its affiliates. The notes mature in April 2005. The convertible subordinated notes accrue interest at 6% per annum. Interest is paid semiannually by a corresponding increase in the face amount of the notes commencing September 15, 2000. The notes are convertible into shares of the Company's Class A Common Stock, commencing April 17, 2002, at an initial price of $15.87 per share, subject to certain adjustments. At the Company's option, the conversion rights can be settled in cash based on the market price of the Class A Common Stock at the time of conversion. As part of the agreement, the Company has granted Silver Lake certain preferential rights and antidilutive protection and two Silver Lake nominees have been elected to the Company's ten member Board of Directors. The Company may call the notes for redemption anytime after April 17, 2003. On April 18, 2000, $200.0 million of the proceeds were used to pay down term loan borrowings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below under "Quarterly Operating Income Trends," "Other Factors That May Affect Future Performance", "Year 2000 Issues", "Euro Conversion" and elsewhere in this report or in the Company's Annual Report on Form 10-K for the year ended September 30, 1999 (the "Form 10-K").


RESULTS OF OPERATIONS

The following table sets forth certain results of operations as a percentage of total revenues:

                                                  For the three months ended                   For the six months ended
                                                          March 31,                                   March 31,
                                            ---------------------------------------    --------------------------------------
                                                  2000                1999                  2000                1999
                                            -------------------  ------------------    ------------------  ------------------
Revenues:
Research                                                63.7%                67.7%                 61.4%               65.9%
Services                                                27.5                 20.8                  21.0                17.3
Events                                                   5.9                  6.3                  14.5                12.9
Other                                                    2.9                  5.2                   3.1                 3.9
                                            -------------------  ------------------    ------------------  ------------------
    Total revenues                                     100.0                100.0                 100.0               100.0
                                            -------------------  ------------------    ------------------  ------------------


Costs and expenses:
Cost of services and product development                41.7                 35.2                  42.8                38.7
Selling, general and administrative                     41.4                 34.5                  38.4                32.3
Other charges                                            5.9                  2.6                   4.2                 1.2
Depreciation                                             3.5                  3.1                   3.0                 2.9
Amortization of intangibles                              2.1                  1.5                   1.7                 1.3
                                            -------------------  ------------------    ------------------  ------------------
   Total costs and expenses                             94.6                 76.9                  90.1                76.4
                                            -------------------  ------------------    ------------------  ------------------
Operating income                                         5.4                 23.1                   9.9                23.6

Gain on partial sale of minority investment              6.8                  0.0                   3.2                 0.0
Interest income                                          0.2                  1.5                   0.3                 1.4
Interest expense                                        (3.2)                 0.0                  (2.9)                0.0
                                            -------------------  ------------------    ------------------  ------------------

Income before provision for income taxes                 9.2                 24.6                  10.5                25.0
Provision for income taxes                               7.8                  7.8                   5.9                 8.7
                                            -------------------  ------------------    ------------------  ------------------

Net income                                               1.4%                16.8%                  4.6%               16.3%
                                            ===================  ==================    ==================  ==================

TOTAL REVENUES increased 13% to $193.4 million for the second quarter of fiscal 2000 from $171.3 million for the second quarter of fiscal 1999. For the six months ended March 31, 2000, total revenues were $416.3 million, up 15% from $361.7 million for the same period last fiscal year. Revenues from research products increased 6% in the second quarter of fiscal 2000 to $123.3 million compared to $116.0 million in the same period in fiscal 1999 and comprised approximately 64% and 68% of total revenues in the second quarter of fiscal 2000 and 1999, respectively. For the six months ended March 31, 2000, research revenues were $255.6 million, up 7% from $238.4 million for the same period last fiscal year. Services revenue, consisting primarily of consulting and measurement engagements, increased 49% to $53.2 million for the second quarter of fiscal 2000 as compared to $35.6 million for the second quarter of fiscal 1999, and comprised approximately 28% of total revenue in the second quarter of fiscal 2000 versus 21% in the same period in fiscal 1999. For the six months ended March 31, 2000 services revenue was $87.6 million, up 40% from $62.8 million for the same period last fiscal year. Events revenue was $11.3 million in the second quarter of fiscal 2000, an increase of 6% over $10.7 million for the same period in fiscal 1999. Events revenue comprised approximately 6% of total revenue in the second quarter of fiscal 2000 and 1999. For the six months ended March 31, 2000, events revenue was $60.2 million, up 29% from $46.6 million for the same period last fiscal year. Adjusting for the timing of the Spring Symposium held following the second quarter of fiscal 2000, which has typically been held in the second quarter of the fiscal year, the growth in events revenue would have been 103% and 52% for the three and six months ended March 31, 2000, respectively. Other revenues, consisting principally of software licensing fees, decreased 38% to $5.6 million in the second quarter of fiscal 2000 from $8.9 million in the second quarter of fiscal 1999. For the six months ended March 31, 2000, other revenues were $12.8 million, down 8% from $14.0 million for the same period last fiscal year. The increase in total revenues reflected the ability of the Company to gain client acceptance of new products and services, to increase sales penetration into new and existing clients and to develop incremental revenues from current and prior year acquisitions. Ratable contract value, which consists of the annualized value of all subscription-based research products with ratable revenue recognition, was $540.7 million at March 31, 2000, an increase of 6% from $508.2 million at March 31, 1999. Services backlog increased 67% to approximately $79.7 million at March 31, 2000 compared to $47.8 million at March 31, 1999 and represents future revenues to be recognized from in-process consulting and measurement engagements. Based upon the continued strong demand in upcoming conferences and expositions, and the timing of the Spring Symposium, deferred revenue for events increased 86% to $43.8 million at March 31, 2000 as compared to $23.5 million at March 31, 1999.

OPERATING INCOME, net of other charges, decreased 74% to $10.4 million in the second quarter of fiscal 2000 from $39.6 million in the second quarter of fiscal 1999. Operating income was $41.4 million for the six months ended March 31, 2000, a decrease of 52% over the $85.4 million for the same period in the prior fiscal year. Operating income was impacted, in part, by expenditures related to strategic investments in rearchitecting the research process, the hiring of analysts and consultants, higher growth in lower margin consultative services and Web initiatives.

Costs and expenses, excluding other charges, increased to $171.5 million in the second quarter of fiscal 2000 from $127.3 million in the second quarter of fiscal 1999. Year-to-date total costs and expenses, excluding other charges, were $357.4 million compared to $271.9 million for the same period in the prior fiscal year. The increase in costs and expenses over the second quarter of fiscal 1999 reflects the additional support required for the growing client base, incremental costs associated with conferences, costs associated with acquired businesses and planned strategic investments which included the hiring of additional consultants, analysts, project executives and sales personnel, and spending on sales productivity tools and interactive initiatives. Cost of services and product development expenses were $80.7 million and $60.4 million for the second quarter of fiscal 2000 and 1999, respectively, and $178.1 million and $139.7 million for the six months ended March 31, 2000 and 1999, respectively. The increase in costs of services and product development expenses, as a percentage of total revenues, is primarily attributable to competitive pricing in research products, continuing growth in personnel costs associated with the development and delivery of products and services and the hiring of personnel in association with the planned strategic investments. Selling, general and administrative expenses, which were $80.1 million and $59.1 million for the second quarter of fiscal 2000 and 1999, respectively, and $159.7 million and $117.0 million for the six months ended March 31, 2000 and 1999, respectively, increased as a result of the Company's continuing expansion of worldwide distribution channels and additional general and administrative resources needed to support the growing revenue base and the impact of acquisitions.

Other charges of $11.5 million and $17.5 million for the three and six months ended March 31, 2000, respectively, were incurred in relation to a special one-time cash incentive plan designed to enhance retention of key personnel in response to the recapitalization and reorganization of the Company that was initiated in the prior fiscal year. In the second quarter of fiscal 1999, the Company recorded pre-tax charges totaling approximately $4.4 million related to the Company's reorganization and recapitalization.

Depreciation expense for the second quarter of fiscal 2000 increased to $6.7 million compared to $5.3 million for the second quarter of fiscal 1999, primarily due to capital spending required to support business growth. For the six months ended March 31, 2000, depreciation expense increased to $12.6 million compared to $10.5 million for the same period in the prior fiscal year. Additionally, amortization expense increased by $1.5 million in the second quarter of fiscal 2000 as compared to the same period in fiscal 1999, reflecting primarily goodwill associated with fiscal 2000 acquisitions. Amortization expense associated with the acquisition of TechRepublic was $0.7 million for the second quarter of fiscal 2000.

GAIN ON PARTIAL SALE OF MINORITY INVESTMENT in the second quarter of fiscal 2000 reflects the sale of 474,500 shares of Jupiter Communication, Inc., a minority owned investment, for net cash proceeds of

$15.9 million ($33.54 per share) for a pre-tax gain of $13.1 million. The Company has 3,554,003 shares available for future liquidation.

INTEREST EXPENSE for the three and six months ended March 31, 2000 related primarily to debt facility borrowings, of which the proceeds were used primarily to fund the Company's recapitalization. The decrease in interest income for the three and six months ended March 31, 2000 is attributable to a lower average balance of investable funds as compared to the same periods in the prior fiscal year.

PROVISION FOR INCOME TAXES was $15.0 million in the second quarter of fiscal 2000, up from $13.4 million in the same quarter of fiscal 1999. The effective tax rate was 84% in the second quarter of fiscal 2000 which reflects an increase in non-deductible goodwill related to the TechRepublic acquisition as well as an adjustment to increase the anticipated effective tax rate for fiscal 2000 to 56%. The effective tax rate was 38% for the same period in the prior fiscal year, before the one-time tax benefit of $2.5 million resulting from the settlement of certain Federal income tax examinations.

DILUTED EARNINGS PER COMMON SHARE decreased 89% to 3 cents per common share for the second quarter of fiscal 2000, compared to 27 cents per common share for the second quarter of fiscal 1999. For the six months ended March 31, 2000 and 1999, diluted earnings per common share were 21 cents per common share and 56 cents per common share, respectively, a decrease of 62%. Excluding the impact of other charges, gain on partial sale of minority investment and incremental amortization, operating costs and income taxes associated with the TechRepublic acquisition, diluted earnings per share were 13 cents per common share for the second quarter and 35 cents per common share for the six months ended March 31, 2000. Basic earnings per common share decreased 89% to 3 cents for the second quarter of fiscal 2000 from 28 cents for the second quarter of fiscal 1999. Basic earnings per common share were 22 cents for the six months ended March 31, 2000 compared to 57 cents for the same period last year.

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

Historically, research revenues have increased in the first quarter of each fiscal year over the immediately preceding quarter primarily due to increased contract value at the end of the prior fiscal year. Events revenues have increased similarly due to annual conferences and exhibition events held in the first quarter. Additionally, operating income margin (operating income as a percentage of total revenues) typically improves in the first quarter of the fiscal year versus the immediately preceding quarter due to the increase in research revenue upon which the Company is able to further leverage its selling, general and administrative expenses, plus operating income generated from the first quarter Symposia and ITxpo exhibition events. Historically, operating income margin improvement has not been as high in the remaining quarters of the fiscal year because the Company has typically increased operating expenses for required growth and because the operating income margins from the Symposia and ITxpo exhibition events in the first fiscal quarter are higher than on conferences held later in the fiscal year. In the current fiscal year, however, the timing of costs related to the one-time cash retention incentive and planned strategic investments can be expected to impact the previous trend of the Company's operating income margins for each of the remaining quarters of the fiscal year. As a result, the operating income for the second quarter of fiscal 2000 as well as prior year operating margin trends may not be indicative of the quarterly operating results for the remainder of the fiscal year.

OTHER FACTORS THAT MAY AFFECT FUTURE PERFORMANCE. The Company's future operating results will depend upon the Company's ability to continue to compete successfully in the market for information products and services. The Company faces competition from a significant number of independent providers of similar services, as well as the internal marketing and planning organizations of the Company's clients. The Company also competes indirectly against other information providers, including electronic and print media companies and consulting firms. In addition, there are limited barriers to entry into the Company's market and additional new competitors could readily emerge. There can be no assurance that the Company will be able to continue to provide the products and services that meet client needs as the Information Technology ("IT") market rapidly evolves, or that the Company can otherwise continue to compete successfully. In this regard, the Company's ability to compete is largely dependent upon the quality of its staff of IT analysts and consultants. Competition for such qualified professionals is intense. There can be no assurance that the Company will be able to hire additional qualified IT analysts and consultants as may be required to support the evolving needs of clients or any growth in the Company's business. Any failure to maintain a premier staff of IT professionals could adversely affect the quality of the Company's products and services, and therefore its future business and operating results. There may also be increased business risk as the Company expands product and service offerings to smaller domestic companies. Additionally, the Company believes it will need to make significant investments and rearchitect its Web capabilities including investments to expand and augment TechRepublic's initiatives. The Company recognizes the value and utility of the Web as a delivery channel for products and services and as a source of new revenue opportunities. Failure to increase and improve the Company's Web capabilities could adversely impact future business and operating results.

In connection with its recapitalization, the Company agreed to certain restrictions on business activity in order to reduce the risk to IMS Health and its stockholders of substantial tax liabilities associated with the spin-off by IMS Health of its equity interest in the Company. The Company further agreed to assume the risk of such tax liabilities if the Company were to undertake certain business activities that give rise to the liabilities. As a result, the Company may be limited in its ability to undertake acquisitions involving the issuance of a significant amount of stock unless the Company can obtain a ruling from the IRS that the transaction will not give rise to such tax liabilities.

The Company has incurred a substantial amount of debt in connection with its recapitalization transaction and acquisitions. The associated debt service could impair future operating results. While certain risks inherent in this debt have been mitigated by the recent convertible note financing, the outstanding debt could limit the additional credit available to the Company, which in turn could restrain the Company's ability to pursue business opportunities involving substantial investments of additional capital that may arise in the future. In addition, the credit facility contains certain restrictions and limitations involving the purchase of common stock and the issuance of stock which could have an impact on the management and growth of the Company.

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

The Company's Year 2000 efforts were organized around understanding and addressing the business-critical functions whose failure or significant disruption would have a material adverse impact on the Company's business, financial condition or results of operations or involve a safety risk to employees or clients.

As of April 31, 2000, the Company has not experienced any material negative impact related to Year 2000 issues in any of its major business-critical functions. Based upon the Company's ability to deliver its products and services without interruption and information received from vendors and service providers, the Company has no reason to believe that there will be any material adverse impact on the Company's financial condition or results of operations relating to any Year 2000 issues. However, if the information received from vendors and service providers is not accurate or happens to change, then there could be an unforeseen material adverse impact on the Company's results of operations or financial condition. The Company will continue to monitor its systems and operations until it is reasonably assured that no significant business interruptions will occur as a result of the Year 2000 issues.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's continued focus on revenue growth and operating income performance has contributed to its ability to continue to fund ongoing operations. Cash provided by operating activities totaled $33.8 million for the six months ended March 31, 2000 (a decrease of 16% compared to $40.1 million for the six months ended March 31, 1999) resulting primarily from the impact of net income, the gain on partial sale of minority investment and including changes in balance sheet accounts, particularly fees receivable, deferred revenues, accounts payable and accrued liabilities, and commissions and accrued bonuses payable. Cash used for investing activities was $133.7 million for the six months ended March 31, 2000 (compared to $23.7 million for the six months ended March 31, 1999) due to the effect of cash used for property and equipment additions of $22.1 million and acquisitions and investments in consolidated and unconsolidated subsidiaries of $127.5 million. Cash provided by financing activities totaled $81.2 million in the six months ended March 31, 2000 (compared to $11.2 million for the six months ended March 31, 1999). The cash provided by financing activities resulted primarily from the $110.0 million in borrowings under the Credit Agreement partially offset by $29.9 million paid for the repurchase of 1,863,500 shares of Class A Common Stock and 874,000 shares of Class B Common Stock under the terms of the recapitalization, as well as the settlement of a forward purchase agreement for $6.8 million. Cash provided by financing activities include a $1.5 million credit to additional paid-in capital for tax benefits received from stock transactions with employees and $4.9 million from the issuance of common stock upon the exercise of employee stock options. The tax benefit of stock transactions with employees is due to a reduction in the corporate income tax liability based on an imputed compensation deduction equal to employees' gain upon the exercise of stock options at an exercise price below fair market value. The forward purchase contracts on the Company's common stock were originally established to facilitate the acquisition of 1,800,000 shares of Class A Common Stock to offset a portion of the shareholder dilution that will be created by the exercise of stock options granted under the Company's 1996 Long Term Stock Option Plan.

The effect of exchange rates was limited and decreased cash and cash equivalents by less than $0.7 million for the six months ended March 31, 2000, and was due to the weakening of the U.S. dollar versus certain foreign currencies. As of March 31, 2000, the Company had outstanding letters of credit with The Chase Manhattan Bank for $1.5 million and with The Bank of New York for $2.0 million. Additionally, the Company issues letters of credit in the ordinary course of business. The Company believes that its current cash balances together with cash anticipated to be provided by operating activities and borrowings available under the existing Credit Agreement and lines of credit, will be sufficient for the expected short-term and foreseeable long-term cash needs of the Company in the ordinary course of business, including capital commitments related to TechRepublic and its obligation to make open market purchases of its common stock required as part of the recapitalization. If the Company were to require substantial amounts of additional capital in the future to pursue business opportunities that may arise involving substantial investments of additional capital, there can be no assurances that such capital will be available to the Company or will be available on commercially reasonable terms. The Company's obligation to make open market purchases as part of the recapitalization will require a significant amount of cash to fund the repurchase of its common stock. As of March 31, 2000, the Company has a remaining commitment to purchase an additional 1,292,363 shares of Class A Common Stock and 1,136,828 shares of Class B Common Stock in the open market by July 2001. The Company intends to fund this remaining commitment through borrowings under the Credit Agreement, the recently issued convertible subordinated notes, existing cash balances and cash anticipated to be provided from operations. The Company is subject to certain customary affirmative, negative and financial covenants under the Credit Agreement, and continued compliance with these covenants could preclude the Company from borrowing the maximum amount of the credit facilities.


Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company's exposure to market risk for changes in interest rates relates primarily to borrowings under the Company's unsecured Credit Agreement with The Chase Manhattan Bank. These borrowings bear interest at variable rates and the fair value of this indebtedness is not significantly affected by changes in market interest rates. An increase or decrease of 10% in the current effective interest rates under the Credit Agreement would not have a material effect on the Company's results of operations.

In addition, the Company is exposed to market risk from a series of forward purchase agreements on its Class A Common Stock. As of March 31, 2000, a forward purchase agreement in place covered approximately $10.4 million or 729,745 shares of Class A Common Stock having forward purchase prices established at $14.24 per share. If the market priced portion of this agreement was settled based on the March 31, 2000 market price of Class A Common Stock ($15.75 per share) and the contractual floating rate component, the Company would be entitled to receive 69,990 shares of Class A Common Stock.

Amounts invested in the Company's foreign operations are translated into U.S. dollars at the exchange rates in effect at March 31, 2000. The resulting translation adjustments are recorded as Accumulated other comprehensive income, a component of Stockholders' equity, in the Consolidated Balance Sheets.


PART II  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibit Number   Description of Document
          3.1b        Certificate of Designation, Preferences and Rights of
                      Series A Junior Participating Preferred Stock and Series B
                      Junior Participating Preferred Stock of the Company, effective March 1, 2000 (1)
          4.3         Rights Agreement, dated as of February 10, 2000, between
                      the Company and Bank Boston, N.A., as Rights Agent, with related exhibits (1)
          4.4a        Credit Agreement dated July 16, 1999 by and among the
                      Company and certain financial institutions, including
                      Chase Manhattan Bank in its capacity as a lender and as agent for the lenders (2)
          4.4b        Amendment No. 1, dated as of February 25, 2000 in respect
                      of the Credit Agreement dated as of July 16, 1999
         10.19        Employment Agreement between Michael D. Fleisher and
                      Gartner Group, Inc. dated as of November 1, 1999
         27.1         Financial Data Schedule


(1) Incorporated by reference from the Registrant's Form 8-K dated February 9,2000 as filed on March 7, 2000.

(2)   Incorporated by reference from the Registrant's Tender Offer Statement on
      Schedule 13E-4 as filed on July 27, 1999.

(b)   Reports on Form 8-K
      On January 6, 2000, the Company filed a Current Report on Form 8-K dated January 3, 2000 reporting in Item 5 thereof the receipt by IMS Health Incorporated of a ruling from the Internal Revenue Service that impacted the rights, preferences and privileges of the outstanding shares of the Company's common stock. On March 7, 2000, the Company filed a Current Report on Form 8-K dated February 9, 2000 reporting in Item 5 thereof the Company's adoption of a stockholder rights plan.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Gartner Group, Inc.


Date     May 12, 2000                               /s/ Regina M. Paolillo
                                                    ---------------------------
                                                    Regina M. Paolillo
                                                    Executive Vice President
                                                    and Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)