Form 10-Q
period 2000-06-30
GARTNER GROUP INC
filed 2000-08-14
CIK 749251

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [X]                THE SECURITIES EXCHANGE ACT OF 1934.

                       FOR THE QUARTER ENDED JUNE 30, 2000

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
         The number of shares outstanding of the Registrant's capital stock as of July 31, 2000 was 53,264,181 shares of Common Stock, Class A and 32,559,916 shares of Common Stock, Class B.

                                TABLE OF CONTENTS

PART I         FINANCIAL INFORMATION

     ITEM 1:   FINANCIAL STATEMENTS                                           Page

               Condensed Consolidated Balance Sheets at June 30, 2000 and
                 September 30, 1999                                             3

               Condensed Consolidated Statements of Operations for the
                 Three and Nine Months ended June 30, 2000 and 1999             4

               Condensed Consolidated Statements of Cash Flows for the
                 Nine Months ended June 30, 2000 and 1999                       5

               Notes to Condensed Consolidated Financial Statements             6

     ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS              10

     ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISKS                                                  15

PART II        OTHER INFORMATION

     ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K                                15

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

                               GARTNER GROUP, INC.

                      Condensed Consolidated Balance Sheets
                            (Unaudited in thousands)

                                                          June 30,      September 30,
                                                            2000            1999
                                                         ---------      ------------
Assets
Current assets:
    Cash and cash equivalents                            $  53,304       $  88,894
    Marketable equity security                              60,549              --
    Fees receivable, net                                   277,569         282,047
    Deferred commissions                                    23,854          31,332
    Prepaid expenses and other current assets               72,672          29,911
                                                         ---------       ---------
       Total current assets                                487,948         432,184

Property, equipment and leasehold improvements, net         79,719          63,592
Intangible assets, net                                     316,910         223,100
Other assets                                                59,549          84,568
                                                         ---------       ---------
       Total assets                                      $ 944,126       $ 803,444
                                                         =========       =========

Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                    $  35,000       $      --
    Accounts payable and accrued liabilities               164,837          95,869
    Commissions payable                                     14,078          23,235
    Deferred revenues                                      336,594         354,517
                                                         ---------       ---------
       Total current liabilities                           550,509         473,621
                                                         ---------       ---------

Long-term debt                                             302,686         250,000
Other liabilities                                            6,792           5,337
Commitments and contingencies

Stockholders' equity:
    Preferred stock                                             --              --
    Common stock                                                59              58
    Additional paid-in capital                             327,968         314,829
    Unearned compensation                                   (7,337)         (8,280)
    Accumulated other comprehensive income                  19,982          (3,830)
    Accumulated earnings                                   178,372         156,740
    Treasury stock, at cost                               (434,905)       (385,031)
                                                         ---------       ---------
       Total stockholders' equity                           84,139          74,486
                                                         ---------       ---------
       Total liabilities and stockholders' equity        $ 944,126       $ 803,444
                                                         =========       =========


                             See accompanying notes

                               GARTNER GROUP, INC.

                 Condensed Consolidated Statements of Operations
                 (Unaudited in thousands, except per share data)

                                                  For the three months ended     For the nine months ended
                                                           June 30,                       June 30,
                                                  -------------------------      -------------------------
                                                     2000            1999           2000            1999
                                                  ---------       ---------      ---------       ---------
Revenues:
   Research                                       $ 125,531       $ 118,062      $ 381,134       $ 356,496
   Services                                          53,087          40,796        140,700         103,550
   Events                                            34,940          19,621         95,188          66,172
   Other                                              8,953           7,179         21,779          21,148
                                                  ---------       ---------      ---------       ---------
      Total revenues                                222,511         185,658        638,801         547,366
                                                  ---------       ---------      ---------       ---------

Costs and expenses:
   Costs of services and product development        111,879          74,427        289,971         214,154
   Selling, general and administrative               86,515          63,489        246,180         180,473
   Other charges                                         --           1,498         17,501           5,924
   Depreciation                                       7,509           5,472         20,101          15,989
   Amortization of intangibles                       10,222           2,634         17,271           7,336
                                                  ---------       ---------      ---------       ---------
      Total costs and expenses                      216,125         147,520        591,024         423,876
                                                  ---------       ---------      ---------       ---------
Operating income                                      6,386          38,138         47,777         123,490

Gain on partial sale of investment                   18,411              --         31,479              --
Loss on sale of investment                          (13,300)             --        (13,300)             --
Interest income                                       1,313           2,572          1,789           7,648
Interest expense                                     (7,397)             --        (18,580)             --
                                                  ---------       ---------      ---------       ---------
Income before provision for income taxes              5,413          40,710         49,165         131,138

Provision for income taxes                            3,031          14,294         27,533          45,793
                                                  ---------       ---------      ---------       ---------

Net income                                        $   2,382       $  26,416      $  21,632       $  85,345
                                                  =========       =========      =========       =========

Earnings per common share:
   Basic                                          $    0.03       $    0.25      $    0.25       $    0.83
   Diluted                                        $    0.03       $    0.25      $    0.24       $    0.80

Weighted average common shares outstanding:
   Basic                                             86,291         104,229         87,289         103,110
   Diluted                                           88,757         106,838         89,984         106,054


                             See accompanying notes

                               GARTNER GROUP, INC.

                 Condensed Consolidated Statements of Cash Flows
                            (Unaudited in thousands)

                                                                           For the nine months ended
                                                                                    June 30,
                                                                           -------------------------
                                                                             2000            1999
                                                                           ---------       ---------
Operating activities:
     Net income                                                            $  21,632       $  85,345
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                            37,371          23,325
     Restricted stock compensation                                               718              --
     Provision for doubtful accounts                                           2,963           3,159
     Equity in (income) losses of minority owned companies                      (229)            384
     Deferred revenues                                                       (15,849)         (3,748)
     Deferred tax provision (benefit)                                          1,761          (1,604)
     Gain on partial sale of investment                                      (31,479)             --
     Loss on sale of investment                                               13,300              --
     Accretion of interest and amortization of debt issuance costs             4,753              --
Changes in assets and liabilities, net of effects of acquisitions:
     Decrease (increase) in fees receivable                                      353             (49)
     Decrease in deferred commissions                                          6,723           8,898
     (Increase) decrease in prepaid expenses and other current assets         (7,962)          7,841
     Increase in other assets                                                   (972)         (4,628)
     Increase (decrease) in accounts payable and accrued liabilities          32,333         (37,239)
     Decrease  in commissions payable                                         (8,902)        (12,600)
                                                                           ---------       ---------
Cash provided by operating activities                                         56,514          69,084
                                                                           ---------       ---------
Investing activities:
     Payment for businesses acquired (excluding cash acquired)              (110,074)        (40,207)
     Proceeds from partial sale of investment                                 40,242              --
     Additions of property, equipment and leasehold improvements, net        (35,325)        (22,448)
     Marketable debt securities sold, net                                         --          31,775
     Investments in unconsolidated subsidiaries                              (20,352)         (4,210)
                                                                           ---------       ---------
Cash used for investing activities                                          (125,509)        (35,090)
                                                                           ---------       ---------
Financing activities:
     Issuance of common stock                                                  6,242          14,505
     Proceeds from employee stock purchase plan offering                       2,528           2,469
     Proceeds from issuance of debt                                          420,000              --
     Payments on debt                                                       (335,000)             --
     Payments for debt issuance costs                                         (3,327)             --
     Tax benefits of stock transactions with employees                         3,269          13,024
     Net cash settlement on forward purchase agreement                        (8,200)         (8,438)
     Purchase of treasury stock                                              (49,878)         (1,177)
                                                                           ---------       ---------
Cash provided by financing activities                                         35,634          20,383
                                                                           ---------       ---------
Net (decrease) increase in cash and cash equivalents                         (33,361)         54,377
Effects of foreign exchange rates on cash and cash equivalents                (2,229)           (917)
Cash and cash equivalents, beginning of period                                88,894         157,744
                                                                           ---------       ---------
Cash and cash equivalents, end of period                                   $  53,304       $ 211,204
                                                                           =========       =========

                             See accompanying notes

                               GARTNER GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner Group, Inc. (the "Company") on Form 10-K for the fiscal year ended September 30, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three and nine month periods ended June 30, 2000 may not be indicative of the results of operations for the remainder of fiscal 2000.

Note 2 - Recently Issued Accounting Standards

In December 1999,the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which summarized certain views of the Commission in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policies are consistent with the guidance of SAB 101.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of Accounting Principles Board ("APB") Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 regarding the definition of an employee for purposes of applying Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. In general this interpretation is effective July 1, 2000. The Company is currently evaluating the effect, if any, that the adoption of FIN 44 will have on the Company's financial position and results of operations.

In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2 "Accounting for Web Site Development Costs" ("EITF Issue No. 00-2"), which applies to all web site development costs incurred for the quarters beginning after June 30, 2000. The consensus states that the accounting for specific web site development costs should be based on a model consistent with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The Company is currently evaluating the effect, if any, that adoption of EITF Issue No. 00-2 will have on the Company's financial position or results of operations.

Note 3 - Other Charges

During fiscal 1999, the Company's Board of Directors approved a special one-time cash incentive plan designed to enhance retention of key personnel to be earned and paid in three installments. The final installment of the retention incentive plan was vested and paid during the second quarter of fiscal 2000. The total amount incurred and paid under the retention incentive plan in fiscal 2000 was approximately $17.5 million.

For the nine months ended June 30, 1999, the Company incurred $5.9 million in other nonrecurring charges. Approximately one-half of the charges related to severance benefits as a result of certain job eliminations associated with the fiscal 1999 second quarter reorganization. The remainder of the charges pertained to legal and advisory fees associated with the recapitalization of the Company.

Note 4 - Gain On Partial Sale of Investment

On October 7, 1999, Jupiter Communications, Inc. ("Jupiter") completed its initial public offering at $21.00 per share of common stock. Upon completion of Jupiter's initial public offering, the Company owned 4,028,503 shares of Jupiter's outstanding common stock. The change in the Company's proportionate share of Jupiter's equity resulted in the Company's write-up of the investment by approximately $15.4 million and increases in deferred tax liability and additional paid-in capital of approximately $6.2 million and $9.2 million, respectively. During the quarter ended June 30, 2000, the Company sold 921,450 shares for net cash proceeds of $24.3 million at an average price of $26.42 per share for a pre-tax gain of $18.4 million. For the nine months ended June 30, 2000 the Company sold 1,395,950 shares for net cash proceeds of $40.2 million at an average price of $28.84 per share for a pre-tax gain of $31.5 million. At June 30, 2000, the Company has 2,632,553 shares of Jupiter with a fair market value of $60.5 million. During the quarter ended June 30, 2000, the Company's investment decreased below 20% of Jupiter's outstanding common stock. Because the Company has concluded it no longer exercises significant influence over Jupiter, it has changed its method of accounting for this investment from the equity method to the cost method during the quarter ended June 30, 2000 (see
Note 6 - Investment in Marketable Securities). The investment is recorded at fair value as the Marketable equity security in the Condensed Consolidated Balance Sheets at June 30, 2000.

Note 5 - Sale of Investment in NETg

On June 30, 2000, the Company sold its 8% investment in NETg, Inc. ("NETg"), a subsidiary of Harcourt, Inc., for $36.0 million in cash to an affiliate of Harcourt, Inc. resulting in a pre-tax loss of approximately $6.6 million. The Company had acquired this investment as consideration for its sale of GartnerLearning in September 1998. The sale price has been recorded as an other receivable and included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets at June 30, 2000. The Company received the cash proceeds on July 7, 2000. In addition, the Company negotiated the settlement of a joint venture agreement associated with the sale of GartnerLearning for approximately $6.7 million.

Note 6 - Investment in Marketable Securities

At June 30, 2000, the Company owns investments in common stock of publicly traded companies, primarily Jupiter. Under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), the investments have been classified as available for sale securities. FAS 115 requires that an available for sale security of a publicly traded entity be carried at fair value with unrealized holding gains, net of tax, reported as Accumulated other comprehensive income, a separate component of Stockholders' equity, until realized. As of June 30, 2000, the Company recorded an unrealized holding gain, net of taxes, on marketable securities of $31.5 million.

Note 7 - Long-Term Debt

On July 16, 1999, the Company entered into an unsecured Credit Agreement with The Chase Manhattan Bank, as administrative agent for the participating financial institutions thereunder, providing for a maximum of $500.0 million of credit facilities, consisting of a $350.0 million term loan and a $150.0 million senior revolving credit facility. On February 25, 2000, the Company modified certain financial and other covenants to permit the TechRepublic, Inc. acquisition and issuance of convertible debt. Loans under the revolving facility will be available for five years, subject to certain customary conditions on the date of any such loan. At June 30, 2000, the Company had $35.0 million outstanding under the term loan. There were no amounts outstanding under the revolving credit facility. The weighted average interest rate on these borrowings was 7.6% for the nine months ended June 30, 2000. Interest paid in cash for the three and nine months ended June 30, 2000 was approximately $4.0 million and $15.2 million, respectively. On July 17, 2000, the Company entered into a second amendment to the Credit Agreement. Under this amendment, the Company agreed to refinance all existing indebtedness and to repay in full and terminate the term loans drawn under the existing Credit Agreement. Accordingly, the Company has recorded the $35.0 million outstanding term loan as Current portion of long-term debt in the Condensed Consolidated Balance Sheets at June 30, 2000. In addition, as part of the amended Credit Agreement, the Company entered into a senior revolving credit facility totaling a maximum aggregate principal amount of up to

$200.0 million. In connection with the termination of the term loan, the Company will write-off approximately $2.9 million of deferred debt issuance costs in the fourth quarter of fiscal 2000.

In connection with the TechRepublic, Inc. acquisition entered into on March 21, 2000, the Company issued in a private placement transaction on April 17, 2000, $300.0 million of 6% convertible subordinated notes (the "convertible notes") to Silver Lake Partners, L.P. ("Silver Lake") and certain of Silver Lake's affiliates. The convertible notes mature in April 2005. The convertible notes accrue interest at 6% per annum. Interest accrues semiannually by a corresponding increase in the face amount of the convertible notes commencing September 15, 2000. The convertible notes are convertible into shares of the Company's Class A Common Stock, commencing April 17, 2002, at an initial price of $15.87 per share, subject to certain adjustments. At the Company's option, the conversion rights can be settled in cash based on the market price of the Class A Common Stock at the time of conversion. As part of the transaction, the Company has granted Silver Lake certain preferential rights and antidilutive protection and two Silver Lake nominees have been elected to the Company's ten member Board of Directors. The Company may call the convertible notes for redemption any time after April 17, 2003. On April 18, 2000, $200.0 million of the proceeds were used to pay down term loan borrowings under the Credit Agreement. The Company incurred $2.9 million of transaction and advisory fees related to the transaction. These fees will be amortized over the life of the debt using the effective interest method.

Note 8 - Computations of Earnings per Share of Common Stock

The following table sets forth the reconciliation of the basic and diluted earnings per share computations (in thousands, except per share data):

                                                                   For the three months ended    For the nine months ended
                                                                             June 30,                      June 30,
                                                                   --------------------------    -------------------------
                                                                       2000          1999            2000          1999
                                                                     --------      --------        --------      --------

Numerator:
    Net income                                                       $  2,382      $ 26,416        $ 21,632      $ 85,345
                                                                     ========      ========        ========      ========

Denominator
    Denominator for basic earnings per share - weighted average
    number of common shares outstanding                                86,291       104,229          87,289       103,110

    Effect of dilutive securities:
       Weighted average number of common shares under warrant
       outstanding                                                        102           267              86           226
       Weighted average number of option shares outstanding             2,364         2,342           2,609         2,718
                                                                     --------      --------        --------      --------
       Dilutive potential common shares                                 2,466         2,609           2,695         2,944
                                                                     --------      --------        --------      --------
    Denominator for diluted earnings per share - adjusted
    weighted average number of common shares outstanding               88,757       106,838          89,984       106,054
                                                                     ========      ========        ========      ========

Basic earnings per common share                                      $   0.03      $   0.25        $   0.25      $   0.83
                                                                     ========      ========        ========      ========

Diluted earnings per common share                                    $   0.03      $   0.25        $   0.24      $   0.80
                                                                     ========      ========        ========      ========

For the three and nine months ended June 30, 2000, options to purchase 14.7 million and 14.5 million shares of Class A Common Stock of the Company with exercise prices greater than the average market price of $13.19 and $13.94, for the respective periods, were not included in the computation of diluted net income per share because the effect would have been antidilutive. For the three and nine months ended June 30, 1999, options to purchase 12.7 million and 11.3 million shares of Class A Common Stock of the Company with exercise prices greater than the average market price of $21.64 and $21.60, for the respective periods, were not included in the computation of diluted net income per share because the effect would have been antidilutive. Additionally, convertible notes outstanding for the three and nine months ended June 30, 2000, representing 5,187 and 15,562 common shares, if converted, respectively, are not included in the computation of diluted net income per share because the effect would have been antidilutive.

Note 9  - Comprehensive Income

Comprehensive income includes all changes in equity, except those resulting from investments by owners and distributions to owners. The components of comprehensive income for the three and nine months ended June 30, 2000 and 1999 are as follows (in thousands):

                                                    For the three months ended     For the nine months ended
                                                              June 30,                      June 30,
                                                    --------------------------     -------------------------
                                                        2000           1999           2000           1999
                                                      --------       --------       --------       --------
Net income                                            $  2,382       $ 26,416       $ 21,632       $ 85,345
Foreign currency translation adjustments                (3,642)        (1,360)        (7,689)        (2,697)
Unrealized holding gain on marketable securities        28,009             --         31,501             --
                                                      --------       --------       --------       --------
Comprehensive income                                  $ 26,749       $ 25,056       $ 45,444       $ 82,648
                                                      ========       ========       ========       ========

Note 10 - Segment Information

The Company manages its business in four reportable segments organized on the basis of differences in its related products and services: research, services, events, and internet. Research consists primarily of subscription-based research products. Services consists primarily of consulting and measurement engagements. Events consists of vendor and user focused symposia, expositions, and conferences. Internet consists of products and services sold through the Company's e-commerce sales delivery channel TechRepublic.

The Company evaluates reportable segment performance and allocates resources based on gross contribution margin. Gross contribution, as presented below, is the profit or loss from operations before interest income and expense, certain selling, general and administrative costs, income taxes, other charges, and foreign exchange gains and losses. The accounting policies used by the reportable segments are the same as those used by the Company.

The following tables present information about reportable segments (in thousands). The "Other" column includes certain revenues and corporate and other expenses (primarily selling, general and administrative) unallocated to reportable segments, expenses allocated to operations that do not meet the segment reporting quantitative threshold, and other charges. There are no intersegment revenues:

Three months ended June 30, 2000           Research   Services    Events    Internet      Other       Consolidated
-----------------------------------------------------------------------------------------------------------------
Revenues                                   $125,531   $ 53,087   $ 34,940   $  1,686    $   7,267       $ 222,511
Gross contribution                           82,488     17,431     15,048     (7,474)          --         107,493
Corporate and other expenses                                                             (101,107)       (101,107)
Gain on partial sale of investment                                                                         18,411
Loss on sale of investment                                                                                (13,300)
Interest income                                                                                             1,313
Interest expense                                                                                           (7,397)
Income before provision for income taxes                                                                    5,413

Three months ended June 30, 1999           Research   Services    Events    Internet      Other       Consolidated
------------------------------------------------------------------------------------------------------------------
Revenues                                   $118,062   $ 40,796   $ 19,621   $     --    $   7,179       $ 185,658
Gross contribution                           82,175     16,215     10,015         --           --         108,405
Corporate and other expenses                                                              (70,267)        (70,267)
Interest income                                                                                             2,572
Interest expense                                                                                               --
Income before provision for income taxes                                                                   40,710

Nine months ended June 30, 2000            Research   Services    Events    Internet      Other       Consolidated
------------------------------------------------------------------------------------------------------------------
Revenues                                   $381,134   $140,700   $ 95,188   $  1,761    $  20,018       $ 638,801
Gross contribution                          256,328     47,683     45,537     (8,965)          --         340,583
Corporate and other expenses                                                             (292,806)       (292,806)
Gain on partial sale of investment                                                                         31,479

Loss on sale of investment                                                                                (13,300)
Interest income                                                                                             1,789
Interest expense                                                                                          (18,580)
Income before provision for income taxes                                                                   49,165

Nine months ended June 30, 1999            Research   Services    Events    Internet       Other      Consolidated
------------------------------------------------------------------------------------------------------------------
Revenues                                   $356,496   $103,550   $ 66,172   $     --    $  21,148       $ 547,366
Gross contribution                          251,182     36,524     29,351         --           --         317,057
Corporate and other expenses                                                             (193,567)       (193,567)
Interest income                                                                                             7,648
Interest expense                                                                                               --
Income before provision for income taxes                                                                  131,138

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below under "Quarterly Operating Income Trends", "Other Factors That May Affect Future Performance", "Euro Conversion" and elsewhere in this report or in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

RESULTS OF OPERATIONS

The following table sets forth certain results of operations as a percentage of total revenues:

                                                 For the three months ended    For the nine months ended
                                                           June 30,                     June 30,
                                                 --------------------------    -------------------------
                                                     2000          1999            2000          1999
                                                    -------       -------         -------       -------
Revenues:
   Research                                           56.4%         63.6%           59.7%         65.1%
   Services                                           23.9          22.0            22.0          18.9
   Events                                             15.7          10.6            14.9          12.1
   Other                                               4.0           3.8             3.4           3.9
                                                    -------       -------         -------       -------
      Total revenues                                 100.0         100.0           100.0         100.0
                                                    -------       -------         -------       -------

Costs and expenses:
   Costs of services and product development          50.3          40.1            45.4          39.1
   Selling, general and administrative                38.9          34.2            38.5          33.0
   Other charges                                       0.0           0.8             2.7           1.1
   Depreciation                                        3.3           2.9             3.2           2.9
   Amortization of intangibles                         4.6           1.4             2.7           1.3
                                                    -------       -------         -------       -------
      Total costs and expenses                        97.1          79.4            92.5          77.4
                                                    -------       -------         -------       -------
Operating income                                       2.9          20.6             7.5          22.6

Gain on partial sale of investment                     8.3           0.0             4.9           0.0
Loss on sale of investment                            (6.0)          0.0            (2.1)          0.0
Interest income                                        0.6           1.4             0.3           1.4

Interest expense                                      (3.3)          0.0            (2.9)          0.0
                                                    -------        ------          ------        ------
Income before provision for income taxes               2.5          22.0             7.7          24.0

Provision for income taxes                             1.4           7.7             4.3           8.4
                                                    -------        ------          ------        ------

Net income                                             1.1%         14.3%            3.4%         15.6%
                                                    =======        ======          ======        ======

TOTAL REVENUES increased 20% to $222.5 million for the third quarter of fiscal 2000 from $185.7 million for the third quarter of fiscal 1999. For the nine months ended June 30, 2000, total revenues were $638.8 million, up 17% from $547.4 million for the same period last fiscal year. Revenues from research products increased 6% in the third quarter of fiscal 2000 to $125.5 million compared to $118.1 million in the same period in fiscal 1999 and comprised approximately 56% and 64% of total revenues in the third quarter of fiscal 2000 and 1999, respectively. For the nine months ended June 30, 2000, research revenues were $381.1 million, up 7% from $356.5 million for the same period last fiscal year. Services revenue, consisting primarily of consulting and measurement engagements, increased 30% to $53.1 million for the third quarter of fiscal 2000 as compared to $40.8 million for the third quarter of fiscal 1999, and comprised approximately 24% of total revenue in the third quarter of fiscal 2000 versus 22% in the same period in fiscal 1999. For the nine months ended June 30, 2000 services revenue was $140.7 million, up 36% from $103.6 million for the same period last fiscal year. Events revenue was $34.9 million in the third quarter of fiscal 2000, an increase of 78% over $19.6 million for the same period in fiscal 1999. Events revenue comprised approximately 16% of total revenue in the third quarter of fiscal 2000 and 11% in the third quarter of fiscal 1999. For the nine months ended June 30, 2000, events revenue was $95.2 million, up 44% from $66.2 million for the same period last fiscal year. Adjusting for the timing of the Spring Symposium held in the third quarter of fiscal 2000, which has typically been held in the second quarter of the fiscal year, the growth in events revenue would have been 35% for the three months ended June 30, 2000. Other revenues, consisting principally of software licensing fees, increased 25% to $9.0 million in the third quarter of fiscal 2000 from $7.2 million in the third quarter of fiscal 1999. For the nine months ended June 30, 2000, other revenues were $21.8 million, up 3% from $21.1 million for the same period last fiscal year. The increase in total revenues reflects the ability of the Company to gain client acceptance of new products and services, to increase sales penetration into new and existing clients and to develop incremental revenues from current and prior year acquisitions. Ratable contract value, which consists of the annualized value of all subscription-based research products with ratable revenue recognition, was $556.0 million at June 30, 2000, an increase of 8% from $513.9 million at June 30, 1999. Services backlog increased 55% to approximately $82.2 million at June 30, 2000 compared to $53.1 million at June 30, 1999 and represents future revenues to be recognized from in-process consulting and measurement engagements. Based upon the continued strong demand in upcoming conferences and expositions, deferred revenue for events increased 49% to $45.4 million at June 30, 2000 as compared to $30.5 million at June 30, 1999.

OPERATING INCOME, net of other charges, decreased 83% to $6.4 million in the third quarter of fiscal 2000 from $38.1 million in the third quarter of fiscal 1999. Operating income was $47.8 million for the nine months ended June 30, 2000, a decrease of 61% over the $123.5 million for the same period in the prior fiscal year. Operating income was impacted, in part, by expenditures related to planned strategic investments in rearchitecting the research process, the hiring of analysts and consultants, higher growth in lower margin consultative services and Web initiatives.

Costs and expenses, excluding other charges, increased to $216.1 million in the third quarter of fiscal 2000 from $146.0 million in the third quarter of fiscal 1999. Year-to-date total costs and expenses, excluding other charges, were $573.5 million compared to $418.0 million for the same period in the prior fiscal year. The increase in costs and expenses over the third quarter of fiscal 1999 reflects the additional support required for the growing client base, incremental costs associated with conferences, costs associated with acquired businesses and planned strategic investments which included the hiring of additional consultants, analysts, project executives and sales personnel, and spending on sales productivity tools and interactive initiatives. Cost of services and product development expenses were $111.9 million and $74.4 million for the third quarters of fiscal 2000 and 1999, respectively, and $290.0 million and $214.2 million for the nine months ended June 30, 2000 and 1999, respectively. The increase in costs of services and product development expenses, as a percentage of total revenues, is primarily attributable to competitive pricing in research products, continuing growth in personnel costs associated with the development and delivery of products and services and the hiring of personnel in association with the planned strategic investments. Selling, general and administrative expenses, which were $86.5 million and $63.5 million for the third quarter of fiscal 2000 and 1999, respectively, and $246.2 million and $180.5 million for the nine months ended June 30, 2000 and 1999, respectively, increased as a result of the Company's continuing expansion of worldwide distribution channels and additional general and administrative resources needed to support the growing revenue base and the impact of acquisitions.

Other charges of $17.5 million for the nine months ended June 30, 2000, were incurred in relation to a special one-time cash incentive plan designed to enhance retention of key personnel in response to the recapitalization and reorganization of the Company that was initiated in the prior fiscal year. In fiscal 1999, the Company recorded pre-tax charges totaling approximately $5.9 million related to the Company's reorganization and recapitalization.

Depreciation expense for the third quarter of fiscal 2000 increased to $7.5 million compared to $5.5 million for the third quarter of fiscal 1999, primarily due to capital spending required to support business growth. For the nine months ended June 30, 2000, depreciation expense increased to $20.1 million compared to $16.0 million for the same period in the prior fiscal year. Additionally, amortization expense increased by $7.6 million in the third quarter of fiscal 2000 as compared to the same period in fiscal 1999, reflecting primarily goodwill associated with fiscal 2000 acquisitions. Amortization expense associated with the acquisition of TechRepublic was $6.9 million for the third quarter of fiscal 2000.

GAIN ON PARTIAL SALE OF INVESTMENT in the third quarter of fiscal 2000 reflects the sale of 921,450 shares of Jupiter Communication, Inc. for net cash proceeds of $24.3 million ($26.42 per share) for a pre-tax gain of $18.4 million. For the nine months ended June 30, 2000 the Company sold 1,395,950 shares of Jupiter Communication, Inc. for net cash proceeds of $40.2 million at an average price of $28.84 for a pre-tax gain of $31.5 million.

LOSS ON SALE OF INVESTMENT in the third quarter of fiscal 2000 reflects the sale of the Company's investment in NETg, Inc. ("NETg"), a subsidiary of Harcourt, Inc. The Company sold its 8% investment in NETg for $36.0 million in cash to an affiliate of Harcourt, Inc. resulting in a pre-tax loss of approximately $6.6 million. The Company had acquired this investment as consideration for its sale of GartnerLearning in September 1998. In addition, the Company negotiated the settlement of a joint venture agreement associated with the sale of GartnerLearning for approximately $6.7 million.

INTEREST EXPENSE of $7.4 million and $18.6 million for the three and nine months ended June 30, 2000, respectively, related primarily to debt facility borrowings, of which the proceeds were used primarily to fund the Company's recapitalization. The decrease in interest income for the three and nine months ended June 30, 2000 is attributable to a lower average balance of investable funds as compared to the same periods in the prior fiscal year.

PROVISION FOR INCOME TAXES was $3.0 million in the third quarter of fiscal 2000, down from $14.3 million in the same quarter of fiscal 1999. The effective tax rate was 56% in the third quarter of fiscal 2000 which reflects the impact of non-deductible goodwill related to the TechRepublic acquisition. The year-to-date effective tax rate was 35% for the same period in the prior fiscal year, including the effects of a one-time benefit resulting from the settlement of certain Federal income tax examinations.

DILUTED EARNINGS PER COMMON SHARE decreased 89% to 3 cents per common share for the third quarter of fiscal 2000, compared to 25 cents per common share for the third quarter of fiscal 1999. For the nine months ended June 30, 2000 and 1999, diluted earnings per common share were 24 cents and 80 cents, respectively, a decrease of 70%. Excluding the impact of other charges, gain on partial sale of investment, loss on sale of investment, diluted earnings per share were 0 cents for the third quarter and 26 cents for the nine months ended June 30, 2000. Basic earnings per common share decreased 89% to 3 cents for the third quarter of fiscal 2000 from 25 cents for the third quarter of fiscal 1999. Basic earnings per common share were 25 cents for the nine months ended June 30, 2000 compared to 83 cents for the same period last year.

QUARTERLY OPERATING INCOME TRENDS. Historically, the Company has realized significant renewals and growth in contract value at the end of each quarter. The fourth quarter of the fiscal year typically is the fastest growth quarter for contract value and the first quarter of the fiscal year typically represents the slowest growth quarter as it is the quarter in which the largest amount of contract renewals are due. As a result of the quarterly trends in contract value and overall business volume, fees receivable, deferred revenues, deferred commissions and commissions payable reflect this activity and typically show substantial increases at quarter end, particularly at fiscal year end. All research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are noncancelable and non-refundable, except for government contracts which have a 30-day cancellation clause, but which have not produced material cancellations to date. The Company's policy is to record at the time of signing of a research contract the entire amount of the contract billable as deferred revenue and fees receivable. The Company also records the related commission obligation upon the signing of the contract and amortizes the corresponding deferred commission expense over the contract period in which the related revenues are earned and amortized to income.

Historically, research revenues have increased in the first quarter of each fiscal year over the immediately preceding quarter primarily due to increased contract value at the end of the prior fiscal year. Events revenues have increased similarly due to annual conferences and exhibition events held in the first quarter. Additionally, operating income margin (operating income as a percentage of total revenues) typically improves in the first quarter of the fiscal year versus the immediately preceding quarter due to the increase in research revenue upon which the Company is able to further leverage its selling, general and administrative expenses, plus operating income generated from the first quarter Symposia and ITxpo exhibition events. Historically, operating income margin improvement has not been as high in the remaining quarters of the fiscal year because the Company has typically increased operating expenses for required growth and because the operating income margins from the Symposia and ITxpo exhibition events in the first fiscal quarter are higher than on conferences held later in the fiscal year. In the current fiscal year, however, the timing of costs related to the one-time cash retention incentive and planned strategic investments has impacted the previous trend of the Company's quarterly operating income margins. As a result, the operating income for the third quarter of fiscal 2000 as well as prior year operating margin trends may not be indicative of the fourth quarter operating results.

OTHER FACTORS THAT MAY AFFECT FUTURE PERFORMANCE. The Company's future operating results will depend upon the Company's ability to continue to compete successfully in the market for information products and services. The Company faces competition from a significant number of independent providers of similar services, as well as the internal marketing and planning organizations of the Company's clients. The Company also competes indirectly against other information providers, including electronic and print media companies and consulting firms. In addition, there are limited barriers to entry into the Company's market and additional new competitors could readily emerge. There can be no assurance that the Company will be able to continue to provide the products and services that meet client needs as the Information Technology ("IT") market rapidly evolves, or that the Company can otherwise continue to compete successfully. In this regard, the Company's ability to compete is largely dependent upon the quality of its staff of IT analysts and consultants. Competition for such qualified professionals is intense. There can be no assurance that the Company will be able to hire additional qualified IT analysts and consultants as may be required to support the evolving needs of clients or any growth in the Company's business. Any failure to maintain a premier staff of IT professionals could adversely affect the quality of the Company's products and services, and therefore its future business and operating results. There may also be increased business risk as the Company expands product and service offerings to smaller domestic companies. Additionally, the Company believes it will need to make significant investments and rearchitect its Web capabilities, including investments to expand and augment TechRepublic's initiatives. The Company recognizes the value and utility of the Web as a delivery channel for products and services and as a source of new revenue opportunities. Failure to increase and improve the Company's Web capabilities could adversely impact future business and operating results.

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

The Company has incurred a substantial amount of debt in connection with its recapitalization transaction and acquisitions. The associated debt service could impair future operating results. While certain risks inherent in this debt have been mitigated by the recent issuance of convertible notes, the outstanding debt could limit the additional credit available to the Company, which in turn could restrain the Company's ability to pursue business opportunities involving substantial investments of additional capital that may arise in the future. In addition, the senior revolving credit facility contains certain restrictions and limitations involving the purchase of common stock and the issuance of stock which could have an impact on the management and growth of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's continued focus on revenue growth and operating income performance has contributed to its ability to continue to fund ongoing operations. Cash provided by operating activities totaled $56.5 million for the nine months ended June 30, 2000 (a decrease of 18% or $12.6 million compared to the nine months ended June 30, 1999) resulting primarily from the impact of the decrease in net income, the gain on partial sale of investment and the changes in balance sheet accounts, particularly fees receivable, deferred revenues, accounts payable and accrued liabilities, and commissions and accrued bonuses payable. Cash used for investing activities was $125.5 million for the nine months ended June 30, 2000 (compared to $35.1 million for the nine months ended June 30, 1999) due to the effect of cash used for property and equipment additions of $35.3 million and acquisitions and investments in consolidated and unconsolidated subsidiaries of $130.4 million, partially offset by proceeds from the partial sale of investment of $40.2 million. Cash provided by financing activities totaled $35.6 million in the nine months ended June 30, 2000 (compared to $20.4 million for the nine months ended June 30, 1999). The cash provided by financing activities resulted primarily from the $420.0 million in borrowings under the Credit Agreement and issuance of the convertible notes offset by repayments of $335.0 million of Credit Agreement borrowings. Additionally, the Company paid $49.9 million for the repurchase of 2,493,500 shares of Class A Common Stock and 2,006,700 shares of Class B Common Stock under the terms of the recapitalization, as well as the settlement of a forward purchase agreement for $8.2 million. Cash provided by financing activities include a $3.3 million credit to additional paid-in capital for tax benefits received from stock transactions with employees and $6.2 million from the issuance of common stock upon the exercise of employee stock options. The tax benefit of stock transactions with employees is due to a reduction in the corporate income tax liability based on an imputed compensation deduction equal to employees' gain upon the exercise of stock options at an exercise price below fair market value. The forward purchase contracts on the Company's common stock were originally established to facilitate the acquisition of 1,800,000 shares of Class A Common Stock to offset a portion of the shareholder dilution that will be created by the exercise of stock options granted under the Company's 1996 Long Term Stock Option Plan.

The effect of exchange rates was limited and decreased cash and cash equivalents by $2.2 million for the nine months ended June 30, 2000, and was due to the strengthening of the U.S. dollar versus certain foreign currencies. As of June 30, 2000, the Company had outstanding letters of credit with The Chase Manhattan Bank for $1.7 million and with The Bank of New York for $2.0 million. Additionally, the

Company issues letters of credit in the ordinary course of business. The Company believes that its current cash balances, together with cash anticipated to be provided by operating activities, the sale of marketable equity securities and borrowings available under the existing senior revolving credit facility, will be sufficient for the expected short-term and foreseeable long-term cash needs of the Company in the ordinary course of business, including capital commitments related to TechRepublic and its obligation to make open market purchases of its common stock required as part of the recapitalization. If the Company were to require substantial amounts of additional capital in the future to pursue business opportunities that may arise involving substantial investments of additional capital, there can be no assurances that such capital will be available to the Company or will be available on commercially reasonable terms. The Company's obligation to make open market purchases as part of the recapitalization will require a significant amount of cash to fund the repurchase of its common stock. As of June 30, 2000, the Company has a remaining commitment to purchase an additional 662,363 shares of Class A Common Stock and 4,128 shares of Class B Common Stock in the open market by July 2001. The Company intends to fund this remaining commitment either through borrowings available under the senior revolving credit facility, existing cash balances and cash anticipated from the sale of marketable equity securities and expected cash to be provided from operations. The Company is subject to certain customary affirmative, negative and financial covenants under the senior revolving credit facility, and continued compliance with these covenants could preclude the Company from borrowing the maximum amount of the credit facilities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company's exposure to market risk for changes in interest rates relates primarily to borrowings under the Company's unsecured senior revolving credit facility with The Chase Manhattan Bank. These borrowings bear interest at variable rates and the fair value of this indebtedness is not significantly affected by changes in market interest rates. An increase or decrease of 10% in the current effective interest rates under the Credit Agreement would not have a material effect on the Company's results of operations.

In addition, the Company is exposed to market risk from a series of forward purchase agreements on its Class A Common Stock. As of June 30, 2000, a forward purchase agreement in place covered approximately $9.0 million or 729,745 shares of Class A Common Stock having forward purchase prices established at $12.38 per share. If the market priced portion of this agreement was settled based on the June 30, 2000 market price of Class A Common Stock ($12.00 per share), the Company would settle under the terms of the forward purchase agreement with a payment of either $0.2 million in cash or 16,700 shares of Class A Common Stock.

Amounts invested in the Company's foreign operations are translated into U.S. dollars at the exchange rates in effect at June 30, 2000. The resulting translation adjustments are recorded as Accumulated other comprehensive income, a component of Stockholders' equity, in the Condensed Consolidated Balance Sheets.

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibit Number     Description of Document

           10.22           Employment Agreement between William R. McDermott and
                           Gartner Group, Inc. dated as of April 20, 2000

           27.1            Financial Data Schedule

(b)      Reports on Form 8-K

         On April 4, 2000, the Company filed a Current Report on Form 8-K dated March 22, 2000 reporting in Item 2 thereof the acquisition, through an indirect wholly owned subsidiary, of 90% of the equity of TechRepublic, Inc., a Delaware corporation, by way of merger of its indirect subsidiary with and into TechRepublic, which was the surviving corporation in the merger.

         On April 25, 2000 the Company filed a Current Report on Form 8-K dated April 25, 2000 reporting in Item 5 thereof the Company's issuance and sale of an aggregate of $300 million principal amount of its unsecured 6% Convertible Junior Subordinated Promissory Notes due April 17, 2005 to Silver Lake Partners, L.P. and certain of Silver Lake Partners, L.P.'s affiliates.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Gartner Group, Inc.

Date  August 14, 2000                             /s/ Regina M. Paolillo
                                                  ------------------------------
                                                  Regina M. Paolillo
                                                  Executive Vice President
                                                  And Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)