Form 10-K
period 2000-09-30
GARTNER GROUP INC
filed 2000-12-29
CIK 749251

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                         COMMISSION FILE NUMBER 0-14443

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  Name of Each Exchange
Title of Class                                    On Which Registered
--------------                                    ---------------------
Common Stock, Class A, $.0005 Par Value           New York Stock Exchange
Common Stock, Class B, $.0005 Par Value           New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None.

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Company, as of November 30, 2000, was approximately $723.5 million. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares outstanding of the registrant's capital stock as of November 30, 2000 was 53,994,898 shares of Common Stock, Class A and 32,559,916 shares of Common Stock, Class B.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Annual Report to Stockholders of Registrant for the fiscal year ended September 30, 2000. Certain information therein is incorporated by reference into Part II hereof.

(2) Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on January 25, 2001. Certain information in the Proxy Statement is incorporated by reference into Part III hereof.

PART I

ITEM 1. BUSINESS.

GENERAL

Gartner Group, Inc. ("Gartner" or the "Company"), founded in 1979, is the world's leading independent provider of research and analysis on the computer hardware, software, communications and related information technology ("IT") industries. The Company is organized into four business segments: research, consulting, events and TechRepublic. Research encompasses products which, on an ongoing basis, highlight industry developments, review new products and technologies, provide quantitative market research, and analyze industry trends within a particular technology or market sector. The Company's clients typically enters into annual renewable subscription contracts for research products. The Company distributes such products through print and electronic media. Consulting consists primarily of consulting and measurement engagements, which provide comprehensive assessments of cost performance, efficiency and quality for all areas of IT. Events consists of various focused symposia, expositions and conferences. TechRepublic consists of an IT professional online destination with revenues consisting primarily of Web-based advertising. The Company's primary clients are senior business executives, IT professionals, purchasers and vendors of IT products and services. Gartner product and service offerings collectively provide comprehensive coverage of the IT industry to over 10,000 client organizations.


MARKET OVERVIEW

The explosion of complex IT products and services creates a growing demand for independent research and analysis. Furthermore, IT is increasingly important to organizations' business strategies as the pace of technological change has accelerated and the ability of an organization to integrate and deploy new information technologies is critical to its competitiveness. Companies planning their IT needs must stay abreast of rapid technological developments and industry best practices in a dynamic market where vendors continually introduce new products with a wide variety of standards and ever-shorter life cycles. As a result, senior business executives and IT professionals are making substantial financial commitments to IT systems and products and require independent, third-party research and consultative services which provide a comprehensive view of the IT landscape in order to make purchasing and planning decisions for their organization.


BUSINESS STRATEGY

The Company's objective is to maintain and enhance its market position as a leading provider of in-depth, value-added, proprietary research and analysis of the IT market. The Company applies five strategic imperatives to leverage its thought leadership through both a services organization and an interactive channel in order to maximize opportunity and financial results: deliver cutting-edge provocative thought leadership in its research; dramatically grow the Company's consulting business; enhance the Company's Internet-delivery capabilities; attract and retain the best personnel; and increase client loyalty.

Deliver Thought Leadership. The Company is a leading provider of in-depth, value-added, proprietary research and analysis of the IT industry. The Company's global network of professionals is comprised or more than 1,400 consultants and research analysts with an average of fifteen years of industry experience. The Company maintains five primary research centers located in Stamford, CT; Santa Clara, CA; Windsor, England; Brisbane, Australia; and Tokyo, Japan, plus a number of smaller, satellite research centers throughout the world.

Grow the Consulting Business. The Company continues to invest in and grow its consulting business to further leverage its knowledge base. There is a significant demand within the Company's current client base for the Company to apply its knowledge and message to client-specific situations and industries. The Company intends to continue to leverage its research knowledge to provide cost-effective solutions and to staff appropriately to deliver on the expanding consulting business.

Enhance Internet-Delivery Capabilities. The Company is significantly investing in re-architecting the Company's Internet-delivery capability. The Company is on its third-generation Web platform, and has been a leader in using the Internet to deliver research to its clients. In order to capture the full potential of the Internet as an interactive delivery vehicle, the Company is redesigning its research process to deliver into an Internet paradigm with launch anticipated in the first quarter of fiscal 2001. The Company is expanding its research capability to include tools and a Web-based interaction for research and inquiry that is continuously refreshed within a dynamic Internet environment. Additionally, the Company will continue to invest in TechRepublic, the leading online destination for enterprise computing professionals, to ensure the continued growth of the TechRepublic community and the Company's ability to monetize the community through advertising and e-commerce.

Retain and Attract the Best Personnel. The Company has over 4,300 associates, an increase of approximately 27% from the prior year. The Company's goal is to provide an environment where every associate is respected, challenged, and empowered to make decisions and act in the best interest of the Company and its clients. The Company believes that creating a positive, stimulating work environment will attract new employees and increase retention.

Increase Client Loyalty.   The Company provides products and services to more
than 10,000 client organizations. The Company strives to have an intimate knowledge of its clients and their industries in addition to the technological expertise needed to redefine and transform their businesses. The Company's goal is to rapidly deliver strategically relevant research and analysis that surpasses client requirements and encourages a high level of satisfaction that, in turn, results in increased client engagements and renewals, multi-year contracts, additive services across business segments, and new client referrals.

The Company believes that successful execution of these strategies will enable the Company to expand its client base in domestic and international markets and create value-based relationships that lead to increased sales of its products and services.

PRODUCTS AND SERVICES

The Company's principal products and services are Research, Consulting, Events, and Internet (TechRepublic, the Company's online community for IT professionals).

Research. Research consists primarily of annually renewable subscription-based contracts for research products which, on an ongoing basis, highlight industry developments, review new products and technologies, provide quantitative market research, analyze industry trends within a particular technology or market sector and provide comparative analysis of the IT operations of organizations.

Research provides qualitative and quantitative research and analysis that clarifies decision-making for IT buyers, users and vendors. Research and advisory services also provide objective analysis that helps clients stay ahead of IT trends, directions and vendor strategies and provide worldwide coverage of research, statistical analysis, growth projections and market share rankings of suppliers and vendors to IT manufacturers and the financial community. Each product is supported by a team of research staff members with substantial experience in the covered segment or topic of the IT industry. The Company's staff researches and prepares published reports and responds to telephone and E-mail inquiries from clients. Clients receive Gartner research and analysis on paper and through a number of electronic delivery formats.

The Company measures the volume of its research business based on research contract value. The Company calculates research contract value as the annualized value of all subscription-based research contracts in effect at a given point in time, without regard to the duration of the contracts outstanding at such time. Historically, the Company has experienced that a substantial portion of client companies has renewed these services for an equal or higher level of total payments each year.

Deferred revenues, as presented in the Company's Consolidated Balance Sheets, represent unamortized revenues from billed research products, consulting engagements and events. Total deferred revenues do not directly correlate to contract value as of the same date since contract value represents an annualized value of all outstanding contracts without regard to the duration of such contracts, and deferred revenue represents unamortized revenue remaining on outstanding and billed contracts.

Consulting. Consulting consists of consulting and measurement engagements. Consulting provides customized project consulting on the delivery, deployment and management of high-tech products and services. Principal consulting service offerings include Marketing Strategy, Competitive Analysis, E-Business Strategy, Customer Satisfaction Surveys, and E-Business Web Diagnostic. Measurement services provide benchmarking, continuous improvement and best practices services. One of the Company's key measurements of its Consulting products is consulting backlog. Consulting backlog represents future revenue to be derived from in-process consulting and measurement engagements.

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

Internet. TechRepublic is an online destination developed exclusively for IT professionals by IT professionals and provides career insight, community interaction, and customized content to CIOs, IT managers, network administrators, support professionals, and other enterprise computing professionals. The TechRepublic Web site offerings include IT industry news, newsletters, analysis, columns, articles, downloads, forums, event listings and job, peer and vendor directories. TechRepublic revenues are derived primarily from the sale of advertising on pages and are recognized upon delivery to users of the TechRepublic Web site.

See Note 16 of the Notes to Consolidated Financial Statements included in the 2000 Annual Report to Stockholders, incorporated by reference herein, for a summary of the Company's operating segments and geographic information.

COMPETITION


The Company believes that the principal competitive factors in its industry are quality of research and analysis, timely delivery of information, customer service, the ability to offer products that meet changing market needs for information and analysis and price. The Company believes it competes favorably with respect to each of these factors.

The Company faces competition from a significant number of independent providers of information products and services, as well as the internal marketing and planning organizations of the Company's clients. The Company also competes indirectly against consulting firms and other information providers, including electronic and print media companies. These indirect competitors could choose to compete directly with the Company in the future. In addition, limited barriers to entry exist in the Company's market. As a result, additional new competitors may emerge and existing competitors may start to provide additional or complementary services. Increased competition may result in loss of market share, diminished value in the Company's products and services, reduced pricing and increased marketing expenditures. The Company may not be successful if it cannot compete effectively on quality of research and analysis, timely delivery of information, customer service, the ability to offer products to meet changing market needs for information and analysis, and price.

EMPLOYEES

As of September 30, 2000, the Company employed 4,322 persons, of which 1,032 employees are located at the Company's headquarters in Stamford, CT; 1,880 are located at other domestic facilities; and 1,410 are located outside of the United States. None of the Company's employees are represented by a collective bargaining arrangement. The Company has experienced no work stoppages and considers its relations with employees to be favorable.

The Company's future success depends heavily upon the quality of its senior management, sales personnel, IT analysts, consultants and other key personnel. The Company faces intense competition for these qualified professionals from, among others, technology and Internet companies, market research firms, consulting firms and electronic and print media companies. Some of the personnel that the Company attempts to hire are subject to non-competition agreements that could impede the Company's short-term recruitment efforts. Any failure to retain key personnel or hire additional qualified personnel as may be required to support the evolving needs of clients or growth in the Company's business could adversely affect the quality of the Company's products and services, and, therefore, its future business and operating results.

ITEM 2. PROPERTIES.

The Company's headquarters are located in approximately 244,000 square feet of leased office space in five buildings located in Stamford, CT. These facilities accommodate research and analysis, marketing, sales, client support, production and corporate administration. The leases on these facilities expire in 2010. The Company also leases office space in 40 domestic and 40 international locations to support its research and analysis, domestic and international sales efforts and other functions. The Company believes its existing facilities and expansion options are adequate for its current needs and that additional facilities are available for lease to meet future needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of November 30, 2000, there were approximately 250 holders of record of the Company's Class A Common Stock and approximately 4,300 holders of record of the Company's Class B Common Stock. Since September 15, 1998, the Company's Class A Common Stock has been listed for trading on the New York Stock Exchange under the symbol "IT". Prior to September 15, 1998, the

Class A Common Stock was listed on the Nasdaq National Market. Since July 20, 1999, the Company's Class B Common Stock has been listed for trading on the New York Stock Exchange under the symbol "IT/B". The Class B Common Stock is identical in all respects to the Class A Common Stock, except that the Class B Common Stock is entitled to elect at least 80% of the members of the Company's Board of Directors. In connection with the Company's recapitalization in July 1999, the Company declared a special, non-recurring cash dividend of $1.1945 per share, payable to all Company stockholders of record as of July 16, 1999. The cash dividend, totaling approximately $125.0 million, was paid on July 22, 1999 and was funded out of existing cash. While subject to periodic review, the current policy of the Company's Board of Directors is to retain all earnings primarily to provide funds for the continued growth of the Company.

The following table sets forth for the periods indicated the high and low sales prices for the Class A Common Stock and Class B Common Stock as reported on the New York Stock Exchange.

CLASS A COMMON STOCK

                                         FISCAL YEAR 2000          FISCAL YEAR 1999
                                         -----------------        -----------------
                                         HIGH          LOW        HIGH          LOW
                                         ----          ---        ----          ---
First Quarter ended December 31         $19.00        $ 9.56     $24.81        $17.31
Second Quarter ended March 31           $22.25        $12.63     $25.75        $20.38
Third Quarter ended June 30             $17.00        $11.38     $24.94        $18.75
Fourth Quarter ended September 30       $15.25        $11.63     $23.38        $14.25


CLASS B COMMON STOCK

                                         FISCAL YEAR 2000          FISCAL YEAR 1999
                                         -----------------        -----------------
                                         HIGH          LOW        HIGH          LOW
                                         ----          ---        ----          ---
First Quarter ended December 31         $18.75        $ 9.38         --            --
Second Quarter ended March 31           $17.63        $10.00         --            --
Third Quarter ended June 30             $13.25        $ 9.19         --            --
Fourth Quarter ended September 30       $13.06        $ 9.75     $23.81        $16.25

ITEM 6. SELECTED FINANCIAL DATA.

"Selected Consolidated Financial Data" contained on pages 56 and 57 of the Annual Report of Stockholders of the Company is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 28 through 35 of the 2000 Annual Report to Stockholders of the Company is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

"Quantitative and Qualitative Disclosures about Market Risk" contained on page 35 of the 2000 Annual Report to Stockholders of the Company is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

"Consolidated Financial Statements and Selected Consolidated Financial Data" contained on pages 36 through 55 of the 2000 Annual Report to Stockholders of the Company is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to the directors of the Company is set forth under the caption "Proposal One: Election of Directors" on pages 3 through 6 in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held January 25, 2001 and is incorporated herein by reference. Information relating to executive officers of the Company is set forth under the caption "Executive Officers" on page 7 of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held January 25, 2001 and is incorporated herein by reference. Information relating to Section 16(a) of the Exchange Act is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 20 of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held January 25, 2001 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information relating to Executive Compensation is set forth under the caption "Executive Compensation" on pages 9 through 17 of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held January 25, 2001 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information relating to Security Ownership of Certain Beneficial Owners and Management is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 20 and 21 of the Company's Proxy Statement for the Annual Meeting of Stockholders of the Company to be held January 25, 2001 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to Certain Relationships and Related Transactions is set forth under the caption "Certain Relationships and Transactions" of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held January 25, 2001 on pages 21 and 22 and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.   Financial Statements

          The following consolidated financial statements are incorporated herein by reference to the 2000 Annual Report to Stockholders of the Company in response to Item 8 thereof:

          (i)    Independent Auditors' Report;

          (ii)   Consolidated Balance Sheets as of September 30, 2000 and 1999;

          (iii) Consolidated Statements of Operations for Fiscal Years Ended September 30, 2000, 1999 and 1998;

          (iv) Consolidated Statements of Changes in Stockholders' Equity for Fiscal Years Ended September 30, 2000, 1999 and 1998;

          (v) Consolidated Statements of Cash Flows for Fiscal Years Ended September 30, 2000, 1999 and 1998;

          (vi)   Notes to Consolidated Financial Statements.

     2.   Financial Statement Schedule

          II.    Valuation and qualifying accounts

          Schedules not listed above have been omitted because the information required is not applicable or is shown in the financial statements or notes thereto.

3.   Exhibits

EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------
3.1a           Amended and Restated Certificate of Incorporation

3.1b(6)        Certificate of Designation, Preferences and Rights of Series A
               Junior Participating Preferred Stock and Series B Junior
               Participating Preferred Stock of the Company, effective March 1,
               2000

3.2            Amended Bylaws, as amended through April 14, 2000

4.1(1)         Form of Certificate for Common Stock, Class A

4.2(4)         Form of Certificate for Common Stock, Class B

4.3(6)         Rights Agreement, dated as of February 10, 2000, between the
               Company and Bank Boston N.A., as Rights Agent, with related exhibits

4.4a(8) Credit Agreement dated July 16, 1999 by and among the Company and certain financial institutions, including Chase Manhattan Bank in its capacity as a lender and as agent for the lenders

4.4b(9) Amendment No. 1, dated as of February 25, 2000 in respect of the Credit Agreement dated as of July 16, 1999

10.1(1)        Form of Indemnification Agreement

10.2a(10)      Securities Purchase Agreement dated as of March 21, 2000 between
               Gartner Group, Inc., Silver Lake Partners, L.P., Silver Lake
               Technology Investors, L.L.C. and other parties thereto.

10.2b(10)      Amendment to the Securities Purchase Agreement dated as of April
               17, 2000 between Gartner Group, Inc., Silver Lake Partners, L.P.,
               Silver Lake Technology Investors, L.L.C. and the other parties thereto.

10.2c(10)      Form of 6% Convertible Junior Subordinated Promissory Note due
               April 17, 2005

10.2d(10)      Securityholders Agreement dated as of April 17, 2000 among
               Gartner Group, Inc., Silver Lake Partners, L.P. and the other parties thereto.

10.3(1)        Amended and Restated Registration Rights Agreement dated March
               19, 1993 among the Company, Dun & Bradstreet Corporation and D&B
               Enterprises, Inc.

10.4a(2)       Lease dated December 29, 1994 between Soundview Farms and the
               Company related to premises at 56 Top Gallant Road, 70 Gatehouse
               Road, and 88 Gatehouse Road, Stamford, Connecticut

10.4b(5)       Lease dated May 16, 1997 by and between Soundview Farms and the
               Company related to premises at 56 Top Gallant Road, 70 Gatehouse
               Road, 88 Gatehouse Road and 10 Signal Road, Stamford, Connecticut
               (amendment to lease dated December 29, 1994, see exhibit 10.4a)

10.5(1)*       Long Term Incentive Plan (Tenure Plan), including form of
               Employee Stock Purchase Agreement

10.6(5)*       1991 Stock Option Plan, as amended and restated on October 12,
               1999

10.7*          1993 Director Stock Option Plan as amended and restated on April
               14, 2000

10.8(1)*       Employee Stock Purchase Plan

10.9(5)*       1994 Long Term Stock Option Plan, as amended and restated on
               October 12, 1999

10.10(1)       Commitment Letter dated July 16, 1993 from The Bank of New York

10.11(1)       Indemnification Agreement dated April 16, 1993 by and among the
               Company, Cognizant (as successor to the Dun & Bradstreet
               Corporation) and the Information Partners Capital Fund

10.12(5)*      1998 Long Term Stock Option Plan, as amended and restated on
               October 12, 1999

10.13(3)       Commitment Letter dated September 30, 1996 from Chase Manhattan
               Bank

10.14(5)*      1996 Long Term Stock Option Plan, as amended and restated on
               October 12, 1999

10.15(5)*      Employment Agreement between Manuel A. Fernandez and Gartner
               Group, Inc. as of November 12, 1998

       10.15* Addendum No. 1 to Employment Agreement between Manual A. Fernandez and Gartner Group, Inc. as of April 14, 2000.

       10.16(9)*   Employment Agreement between Michael D. Fleisher and Gartner
                   Group, Inc. as of November 1, 1999.

       10.17* Employment Agreement between Regina M. Paolillo and Gartner Group, Inc. as of July 1, 2000.

       10.18(6)*   Employment Agreement between William R. McDermott and Gartner
                   Group, Inc. dated as of August 7, 2000

       10.19* Employment Agreement between Robert E. Knapp and Gartner Group, Inc. dated as of August 7, 2000

       13.1        Annual report to stockholders

       21.1        Subsidiaries of Registrant

       23.1        Independent Auditors' Report on Financial Statement Schedule

       23.2        Independent Auditors' Consent

       24.1        Power of Attorney (see Signature Page)

       27.1        Financial Data Schedules

       * Management compensation plan or arrangement.

       -----------------
       (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-67576), as amended, effective October 4, 1993.

       (2) Incorporated by reference from the Company's Annual Report on Form 10-K as filed on December 21, 1995.

       (3) Incorporated by reference from the Company's Annual Report on Form 10-K as filed on December 17, 1996.

       (4) Incorporated by reference from the Company's Registration Statement on Form 8-A as filed on July 7, 1999.

       (5) Incorporated by reference from the Company's Annual Report on Form 10-K filed on December 22, 1999.

       (6) Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed on August 14, 2000.

       (7) Incorporated by reference from the Company's Form 8-K dated February 9, 2000 as filed on March 7, 2000.

       (8) Incorporated by reference from the Company's Tender Offer Statement on Schedule 13E-4 as filed on July 27, 1999.

       (9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed on May 12, 2000.

      (10) Incorporated by reference from the Company's Form 8-K dated April 17, 2000 as filed on April 25, 2000.

  (b) Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 2000.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 29, 2000.

                                             GARTNER GROUP, INC.

                                             By: /s/ MICHAEL D. FLEISHER
                                                 -------------------------------
                                                 Michael D. Fleisher
                                                 Chief Executive Officer

                               POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Michael D. Fleisher and Regina M. Paolillo and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with appropriate exhibits and other related documents, with the Securities and Exchange Commission. Each of the undersigned ratifies and confirms his or her signatures as they may be signed by his or her attorney to any and all amendments to said Report.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         NAME                               TITLE                               DATE
/s/ MICHAEL D. FLEISHER           Director and Chief Executive Officer              December 29, 2000
-----------------------               (Principal Executive Officer)
    Michael D. Fleisher

/s/ REGINA M. PAOLILLO             Executive Vice President, Corporate              December 29, 2000
----------------------            Services and Chief Financial Officer
    Regina M. Paolillo        (Principal Financial and Accounting Officer)

/s/ MANUEL A. FERNANDEZ              Director, Chairman of the Board                December 29, 2000
-----------------------
    Manuel A. Fernandez

/s/ ANNE SUTHERLAND FUCHS                      Director                             December 29, 2000
-------------------------
    Anne Sutherland Fuchs

/s/ WILLIAM O. GRABE                           Director                             December 29, 2000
--------------------
    William O. Grabe

/s/ MAX D. HOPPER                              Director                             December 29, 2000
-------------------------
    Max D. Hopper

/s/ GLENN H. HUTCHINS                          Director                             December 29, 2000
-------------------------
    Glenn H. Hutchins

/s/ ROGER B. McNAMEE                           Director                              December 29, 2000
-------------------------
    Roger B. McNamee

/s/ STEPHEN G. PAGLIUCA                        Director                              December 29, 2000
-------------------------
    Stephen G. Pagliuca

/s/ KENNETH ROMAN                              Director                              December 29, 2000
-------------------------
    Kenneth Roman

/s/ DENNIS G. SISCO                            Director                              December 29, 2000
-------------------------
    Dennis G. Sisco


                                           GARTNER GROUP, INC.
                           SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                       (all amounts in thousands)



                                     Additions    Additions
                       Balance at    Charged to   Charged to     Deductions    Deductions
                       Beginning     Costs and    Other          from          for Sale of    Balance at
                       of Year       Expenses     Accounts(1)    Reserve(2)    Business       End of Year
                     -----------------------------------------------------------------------------------------------------
YEAR ENDED
SEPTEMBER 30, 1998
Allowance for
 doubtful accounts
 and returns and
 allowances..........   $5,340      $4,051       $ -           $3,564       $1,702         $4,125
                      -----------------------------------------------------------------------------------------------------
YEAR ENDED
SEPTEMBER 30, 1999
Allowance for
 doubtful accounts
 and returns and
 allowances..........   $4,125      $5,128       $274          $4,589       $ -            $4,938
                      -----------------------------------------------------------------------------------------------------
YEAR ENDED
SEPTEMBER 30, 2000
Allowance for
 doubtful accounts
 and returns and
 allowances..........   $4,938      $4,256       $ 46          $4,236       $ -            $5,004
                      -----------------------------------------------------------------------------------------------------



(1) Allowances of $46 and $274 recorded upon acquisitions of entities in years ended September 30, 2000 and 1999, respectively.

(2)  Amounts written off.

                                EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------
3.1a           Amended and Restated Certificate of Incorporation

3.1b(6)        Certificate of Designation, Preferences and Rights of Series A
               Junior Participating Preferred Stock and Series B Junior
               Participating Preferred Stock of the Company, effective March 1,
               2000

3.2            Amended Bylaws, as amended through April 14, 2000

4.1(1)         Form of Certificate for Common Stock, Class A

4.2(4)         Form of Certificate for Common Stock, Class B

4.3(6)         Rights Agreement, dated as of February 10, 2000, between the
               Company and Bank Boston N.A., as Rights Agent, with related exhibits

4.4a(8) Credit Agreement dated July 16, 1999 by and among the Company and certain financial institutions, including Chase Manhattan Bank in its capacity as a lender and as agent for the lenders

4.4b(9) Amendment No. 1, dated as of February 25, 2000 in respect of the Credit Agreement dated as of July 16, 1999

10.1(1)        Form of Indemnification Agreement

10.2a(10)      Securities Purchase Agreement dated as of March 21, 2000 between
               Gartner Group, Inc., Silver Lake Partners, L.P., Silver Lake
               Technology Investors, L.L.C. and other parties thereto.

10.2b(10)      Amendment to the Securities Purchase Agreement dated as of April
               17, 2000 between Gartner Group, Inc., Silver Lake Partners, L.P.,
               Silver Lake Technology Investors, L.L.C. and the other parties thereto.

10.2c(10)      Form of 6% Convertible Junior Subordinated Promissory Note due
               April 17, 2005

10.2d(10)      Securityholders Agreement dated as of April 17, 2000 among
               Gartner Group, Inc., Silver Lake Partners, L.P. and the other parties thereto.

10.3(1)        Amended and Restated Registration Rights Agreement dated March
               19, 1993 among the Company, Dun & Bradstreet Corporation and D&B
               Enterprises, Inc.

10.4a(2)       Lease dated December 29, 1994 between Soundview Farms and the
               Company related to premises at 56 Top Gallant Road, 70 Gatehouse
               Road, and 88 Gatehouse Road, Stamford, Connecticut

10.4b(5)       Lease dated May 16, 1997 by and between Soundview Farms and the
               Company related to premises at 56 Top Gallant Road, 70 Gatehouse
               Road, 88 Gatehouse Road and 10 Signal Road, Stamford, Connecticut
               (amendment to lease dated December 29, 1994, see exhibit 10.4a)

10.5(1)*       Long Term Incentive Plan (Tenure Plan), including form of
               Employee Stock Purchase Agreement

10.6(5)*       1991 Stock Option Plan, as amended and restated on October 12,
               1999

10.7*          1993 Director Stock Option Plan as amended and restated on April
               14, 2000

10.8(1)*       Employee Stock Purchase Plan

10.9(5)*       1994 Long Term Stock Option Plan, as amended and restated on
               October 12, 1999

10.10(1)       Commitment Letter dated July 16, 1993 from The Bank of New York

10.11(1)       Indemnification Agreement dated April 16, 1993 by and among the
               Company, Cognizant (as successor to the Dun & Bradstreet
               Corporation) and the Information Partners Capital Fund

10.12(5)*      1998 Long Term Stock Option Plan, as amended and restated on
               October 12, 1999

10.13(3)       Commitment Letter dated September 30, 1996 from Chase Manhattan
               Bank

10.14(5)*      1996 Long Term Stock Option Plan, as amended and restated on
               October 12, 1999

10.15(5)*      Employment Agreement between Manuel A. Fernandez and Gartner
               Group, Inc. as of November 12, 1998

       10.15* Addendum No. 1 to Employment Agreement between Manual A. Fernandez and Gartner Group, Inc. as of April 14, 2000.

       10.16(9)*   Employment Agreement between Michael D. Fleisher and Gartner
                   Group, Inc. as of November 1, 1999.

       10.17* Employment Agreement between Regina M. Paolillo and Gartner Group, Inc. as of July 1, 2000.

       10.18(6)*   Employment Agreement between William R. McDermott and Gartner
                   Group, Inc. dated as of August 7, 2000

       10.19* Employment Agreement between Robert E. Knapp and Gartner Group, Inc. dated as of August 7, 2000

       13.1        Annual report to stockholders

       21.1        Subsidiaries of Registrant

       23.1        Independent Auditors' Report on Financial Statement Schedule

       23.2        Independent Auditors' Consent

       24.1        Power of Attorney (see Signature Page)

       27.1        Financial Data Schedules

       * Management compensation plan or arrangement.

       -----------------
       (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-67576), as amended, effective October 4, 1993.

       (2) Incorporated by reference from the Company's Annual Report on Form 10-K as filed on December 21, 1995.

       (3) Incorporated by reference from the Company's Annual Report on Form 10-K as filed on December 17, 1996.

       (4) Incorporated by reference from the Company's Registration Statement on Form 8-A as filed on July 7, 1999.

       (5) Incorporated by reference from the Company's Annual Report on Form 10-K filed on December 22, 1999.

       (6) Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed on August 14, 2000.

       (7) Incorporated by reference from the Company's Form 8-K dated February 9, 2000 as filed on March 7, 2000.

       (8) Incorporated by reference from the Company's Tender Offer Statement on Schedule 13E-4 as filed on July 27, 1999.

       (9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed on May 12, 2000.

      (10) Incorporated by reference from the Company's Form 8-K dated April 17, 2000 as filed on April 25, 2000.