Form 10-Q
period 2000-12-31
GARTNER GROUP INC
filed 2001-02-14
CIK 749251

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                     FOR THE QUARTER ENDED DECEMBER 31, 2000

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

         The number of shares outstanding of the Registrant's capital stock as of January 31, 2001 was 53,856,265 shares of Common Stock, Class A and 32,555,788 shares of Common Stock, Class B.

                                TABLE OF CONTENTS


PART I FINANCIAL INFORMATION

     ITEM 1:  FINANCIAL STATEMENTS                                               Page

              Condensed Consolidated Balance Sheets at December 31, 2000 and
                September 30, 2000                                                 3

              Condensed Consolidated Statements of Operations for the
                Three Months ended December 31, 2000 and 1999                      4

              Condensed Consolidated Statements of Cash Flows for the
                Three Months ended December 31, 2000 and 1999                      5

              Notes to Condensed Consolidated Financial Statements                 6

     ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   9

     ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK                                                       17

PART II       OTHER INFORMATION

     ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 17

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                    18

PART I                   FINANCIAL INFORMATION
Item 1                   Financial Statements

                               GARTNER GROUP, INC.

                      Condensed Consolidated Balance Sheets
                            (Unaudited in thousands)

                                                     December 31,  September 30,
                                                        2000           2000
                                                     -----------   -------------
Assets
Current assets:
    Cash and cash equivalents                         $  24,320    $    61,698
    Marketable equity securities                         15,036         35,404
    Fees receivable, net                                340,396        326,359
    Deferred commissions                                 41,891         46,756
    Prepaid expenses and other current assets            41,725         42,651
                                                      ---------    -----------
       Total current assets                             463,368        512,868

Property, equipment and leasehold improvements, net      97,380         91,259
Intangible assets, net                                  311,524        315,197
Other assets                                             79,311         83,641
                                                      ---------    -----------
       Total assets                                   $ 951,583    $ 1,002,965
                                                      =========    ===========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued liabilities          $ 156,923    $   201,407
    Deferred revenues                                   350,840        385,932
    Short-term debt                                      30,000             --
                                                      ---------    -----------
       Total current liabilities                        537,763        587,339
                                                      ---------    -----------

Long-term debt                                          311,909        307,254
Other liabilities                                        32,326         33,552

Commitments and contingencies

Stockholders' equity:
    Preferred stock                                          --             --
    Common stock                                             59             59
    Additional paid-in capital                          335,374        333,828
    Unearned compensation                                (6,252)        (6,451)
    Accumulated other comprehensive loss                 (7,876)            (1)
    Accumulated earnings                                186,183        182,286
    Treasury stock, at cost                            (437,903)      (434,901)
                                                      ---------    -----------
       Total stockholders' equity                        69,585         74,820
                                                      ---------    -----------
       Total liabilities and stockholders' equity     $ 951,583    $ 1,002,965
                                                      =========    ===========

                             See accompanying notes

                               GARTNER GROUP, INC.

                 Condensed Consolidated Statements of Operations
                 (Unaudited in thousands, except per share data)

                                              For the three months ended
                                                     December 31,
                                              --------------------------
                                                  2000         1999
                                               ---------    ---------
Revenues:
   Research                                    $ 139,182    $ 132,279
   Consulting                                     49,663       34,460
   Events                                         62,465       48,909
   Other                                           8,785        7,249
                                               ---------    ---------
      Total revenues                             260,095      222,897
                                               ---------    ---------

Costs and expenses:
   Costs of services and product development     135,075       97,418
   Selling, general and administrative            93,339       78,345
   Depreciation                                    7,851        5,873
   Amortization of intangibles                    11,182        3,067
   Other charge                                       --        6,051
                                               ---------    ---------
      Total costs and expenses                   247,447      190,754
                                               ---------    ---------
Operating income                                  12,648       32,143

Net gain on sale of investments                    5,318           --
Interest income                                      378          732
Interest expense                                  (5,511)      (5,723)
Other expense                                     (1,700)      (1,173)
                                               ---------    ---------
Income before provision for income taxes          11,133       25,979

Provision for income taxes                         7,236        9,517
                                               ---------    ---------

Net income                                     $   3,897    $  16,462
                                               =========    =========

Net income per common share:
   Basic                                       $    0.05    $    0.19
   Diluted                                     $    0.04    $    0.18

Weighted average shares outstanding:
   Basic                                          86,048       88,537
   Diluted                                        86,816       90,672

                             See accompanying notes

                               GARTNER GROUP, INC.

                 Condensed Consolidated Statements of Cash Flows
                            (Unaudited in thousands)

                                                                                               For the three months ended
                                                                                                       December 31,
                                                                                               --------------------------
                                                                                                  2000            1999
                                                                                                --------        --------
Operating activities:
     Net income                                                                                 $  3,897        $ 16,462
Adjustments to reconcile net income to net cash (used) provided by operating activities:
     Depreciation and amortization of intangibles                                                 19,033           8,940
     Deferred compensation                                                                           198             193
     Tax benefit associated with employee exercise of stock options                                  904             700
     Provision for doubtful accounts                                                                 732             798
     Equity in  loss of minority owned companies                                                       0           1,173
     Deferred revenues                                                                           (35,722)        (61,032)
     Deferred tax benefit                                                                            765             428
     Net gain on sale of investments                                                              (5,318)             --
     Impairment loss on investment                                                                 1,700              --
     Accretion of interest and amortization of debt issue costs                                    5,422             837
Changes in assets and liabilities, net of effects of acquisitions:
     (Increase) decrease in fees receivable                                                      (12,026)         15,955
     Decrease in deferred commissions                                                              4,955           5,791
     Decrease in prepaid expenses and other current assets                                         3,680           5,613
     Decrease in other assets                                                                      4,229           1,119
     (Decrease) increase in accounts payable and accrued liabilities                             (38,771)          9,857
                                                                                                --------        --------
Cash (used for) provided by operating activities                                                 (46,322)          6,834
                                                                                                --------        --------
Investing activities:
     Payment for businesses acquired (excluding cash acquired)                                    (8,842)        (33,331)
     Proceeds from sale of marketable securities                                                   8,604              --
     Addition of property, equipment and leasehold improvements                                  (13,703)         (8,381)
     Payments for investments                                                                          0          (8,125)
                                                                                                --------        --------
Cash used for investing activities                                                               (13,941)        (49,837)
                                                                                                --------        --------
Financing activities:
     Proceeds from the issuance of stock options                                                     641           1,305
     Purchase of treasury stock                                                                   (3,002)        (29,910)
     Proceeds from issuance of debt                                                               30,000          60,000
     Payments for debt issuance costs                                                             (5,000)             --
     Net cash settlement on forward purchase agreement                                                --          (6,839)
                                                                                                --------        --------
Cash provided by financing activities                                                             22,639          24,556
                                                                                                --------        --------
Net decrease in cash and cash equivalents                                                        (37,624)        (18,447)
Effects of foreign exchange rates on cash and cash equivalents                                       246             (59)
Cash and cash equivalents, beginning of period                                                    61,698          88,894
                                                                                                --------        --------
Cash and cash equivalents, end of period                                                        $ 24,320        $ 70,388
                                                                                                ========        ========

                             See accompanying notes

                               GARTNER GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner Group, Inc. (the "Company") on Form 10-K for the fiscal year ended September 30, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three month period ended December 31, 2000 may not be indicative of the results of operations for the remainder of fiscal 2001. In addition, certain reclassifications have been made to our historical financial statements to conform them to the current year presentation.

Note 2 - Acquisition

On October 2, 2000, the Company acquired all of the assets and assumed the liabilities of Solista Global LLC ("Solista") for approximately $7.0 million in cash. An additional $2.0 million of purchase price was paid in escrow and is contingent based upon the achievement of certain financial targets in the future. Solista is a provider of strategic consulting services that merge technology and business expertise to help clients build strategies for the digital world. The acquisition was accounted for by the purchase method and the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon estimated fair values at the date of the acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was approximately $6.5 million, of which $6.0 million has been allocated to goodwill and is being amortized over 20 years. In addition, $0.5 million of the purchase price was allocated to non-compete agreements which are being amortized over three years.

Note 3 - Investments

A summary of the Company's investments in marketable equity securities and cost based investments at December 31, 2000 is as follows (in thousands):

                                                  Gross         Gross
                                             Unrealized    Unrealized
                                     Cost         Gains        Losses     Fair Value
------------------------------------------------------------------------------------
Marketable equity securities
     available for sale           $10,794        $4,250        $  (8)        $15,036
Other investments                  17,650            --           --          17,650
------------------------------------------------------------------------------------
         Total                    $28,444        $4,250        $  (8)        $32,686
====================================================================================

During the quarter ended December 31, 2000, the Company recognized a $1.7 million impairment loss related to an equity security owned by the Company through SI Venture Associates, LLC, a wholly owned affiliate.

Also included in Other assets in the Condensed Consolidated Balance Sheet at December 31, 2000 is the Company's equity method investment in SI Venture Fund II, L.P. ("SI II") which amounted to $24.2 million.

The Company's share of equity loss in SI II as of December 31, 2000 amounted to $0.1 million. In addition, for the quarter ended December 31, 2000, the Company recorded $3.6 million of its share of net unrealized holding losses in available for sale equity securities owned by SI II.

Note 4 - Computations of Earnings per Share of Common Stock

The following table sets forth the reconciliation of the basic and diluted earnings per share computations (in thousands, except per share data):

                                                                    For the three months ended
                                                                          December 31,
                                                                    --------------------------
                                                                      2000              1999
                                                                    -------           -------
Numerator:
   Net income                                                       $ 3,897           $16,462
                                                                    -------           -------

Denominator
   Denominator for basic earnings per share - weighted average
   number of common shares outstanding                               86,048            88,537

   Effect of dilutive securities:
     Weighted average number of common shares under warrant
       outstanding                                                       --                 0
     Weighted average number of option shares outstanding               768             2,135
                                                                    -------           -------
     Dilutive potential common shares                                   768             2,135
                                                                    -------           -------
   Denominator for diluted earnings per share - adjusted weighted
   average number of common shares outstanding                       86,816            90,672
                                                                    =======           =======

Basic earnings per common share                                     $  0.05           $  0.19
                                                                    =======           =======

Diluted earnings per common share                                   $  0.04           $  0.18
                                                                    =======           =======

For the three months ended December 31, 2000 and 1999, respectively, options to purchase 29.1 million and 13.9 million shares of Class A Common Stock of the Company with exercise prices greater than the average market price of $9.32 and $13.47, for the respective periods, were not included in the computation of diluted net income per share because the effect would have been antidilutive. Additionally, convertible notes outstanding for the three months ended December 31, 2000, representing 19.7 million common shares, if converted, and the related interest expense of $4.6 million were not included in the computation of diluted net income per share because the effect would have been antidilutive.

Note 5  - Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity, except those resulting from investments by owners and distributions to owners. The components of comprehensive income (loss) for the three months ended December 31, 2000 and 1999 are as follows (in thousands):

                                                    For the three months ended
                                                            December 31,
                                                    --------------------------
                                                        2000           1999
                                                      --------       --------
Net income                                            $  3,897       $ 16,462
Foreign currency translation adjustments                 2,463         (2,323)
Unrealized holding loss on marketable securities       (10,336)            --
                                                      --------       --------
     Comprehensive income (loss)                      $ (3,976)      $ 14,139
                                                      ========       ========

Note 6 - Employee Incentive Stock Options

In November 1999, the Company adopted the 1999 Stock Option Plan. Under the terms of the plan, the Board of Directors may grant non-qualified and incentive stock options and other awards to eligible employees and consultants. A total of 20,000,000 shares of Class A Common Stock was reserved for issuance under this plan. Substantially all of the options currently granted under the plan vest and become fully exercisable each year for three years in equal installments following the date of grant, based on continued employment, and have a term of ten years from the date of grant assuming continued employment. A total of 9,776,090 and 2,304,558 options to purchase common stock were available for grant under the 1999 Stock Option Plan at September 30, 2000 and December 31, 2000, respectively.

Note 7 - Segment Information

The Company manages its business in four reportable segments organized on the basis of differences in its related products and services: research, consulting, events, and TechRepublic. Research consists primarily of subscription-based research products. Consulting consists primarily of consulting and measurement engagements. Events consist of various symposia, expositions, and conferences. TechRepublic consists of an IT professional online destination with revenues consisting primarily of Web based advertising.

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

The Company does not identify or allocate assets, including capital expenditures, by operating segment, with the exception of TechRepublic. Accordingly, assets are not being reported by segment, other than TechRepublic, because the information is not available by segment and is not reviewed in the evaluation of performance or making decisions in the allocation of resources. At December 31, 2000, TechRepublic had identifiable tangible assets of $10.2 million.

The following tables present information about reportable segments (in thousands). The "Other" column includes certain revenues and corporate and other expenses (primarily selling, general and administrative) unallocated to reportable segments, expenses allocated to operations that do not meet the segment reporting quantitative threshold, and other charges. There are no intersegment revenues:

Three months ended December 31, 2000          Research    Consulting     Events    TechRepublic       Other      Consolidated
------------------------------------------------------------------------------------------------------------------------------
Revenues                                     $ 139,182     $  49,663  $  62,465        $  4,480    $    4,305      $  260,095
Gross contribution                              91,250         5,853     35,626          (8,727)        1,319         125,321
Corporate and other expenses                                                                         (112,673)       (112,673)
Net gain on sale of investments                                                                                         5,318
Interest income                                                                                                           378
Interest expense                                                                                                       (5,511)
Other expense                                                                                                          (1,700)
Income before provision for income taxes                                                                               11,133

Three months ended December 31, 1999          Research    Consulting     Events    TechRepublic       Other      Consolidated
------------------------------------------------------------------------------------------------------------------------------
Revenues                                     $ 132,279     $  34,460  $  48,909              --    $   7,249        $ 222,897
Gross contribution                              90,990         8,590     25,146              --        3,472          128,198
Corporate and other expenses                                                                         (96,055)         (96,055)
Interest income                                                                                                           732
Interest expense                                                                                                       (5,723)
Other expense                                                                                                          (1,173)
Income before provision for income taxes                                                                               25,979

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements as a result of the risk factors set forth below under "Quarterly Operating Income Trends", "Factors That May Affect Future Performance", "Euro Conversion" and elsewhere in this report and in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. Factors that might cause such a difference include, but are not limited to, those discussed in "Factors That May Affect Future Results" below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinion only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements. Readers should also carefully review the risk factors described in other documents the Company files from time to time with the Commission.

Results of Operations
---------------------

The following table sets forth certain results of operations as a percentage of total revenues:

                                                For the three months ended
                                                      December 31,
                                                --------------------------
                                                   2000          1999
                                                  ------        ------
Revenues:
   Research                                         53.5%         59.3%
   Consulting                                       19.1          15.5
   Events                                           24.0          21.9
   Other                                             3.4           3.3
                                                  ------        ------
     Total revenues                                100.0         100.0
                                                  ------        ------

Costs and expenses:
   Costs of services and product development        51.9          43.7
   Selling, general and administrative              35.9          35.2
   Depreciation                                      3.0           2.6
   Amortization of intangibles                       4.3           1.4
   Other charge                                       --           2.7
                                                  ------        ------
     Total costs and expenses                       95.1          85.6
                                                  ------        ------
Operating income                                     4.9          14.4

Net gain on sale of investments                      2.1            --
Interest income                                      0.1           0.3
Interest expense                                    (2.1)         (2.5)
Other expense                                       (0.7)         (0.5)
                                                  ------        ------
Income before provision for income taxes             4.3          11.7
                                                  ------        ------
Provision for income taxes                           2.8           4.3
                                                  ------        ------
Net income                                           1.5%          7.4%
                                                  ======        ======

TOTAL REVENUES increased 17% to $260.1 million for the first quarter of fiscal 2001 from $222.9 million for the first quarter of fiscal 2000. Research revenues increased 5% in the first quarter of fiscal 2001 to $139.2 million compared to $132.3 million for the first quarter of fiscal 2000 and comprised approximately 54% and 59% of total revenues in the first quarter of fiscal 2001 and 2000, respectively. Consulting revenue, consisting primarily of revenue from consulting and measurement engagements, increased 44% to $49.7 million for the first quarter of fiscal 2001 as compared to $34.5 million for the first quarter of fiscal 2000, and comprised approximately 19% and 16% of total revenue in the first quarter of fiscal 2001 and 2000, respectively. Events revenue was $62.5 million in the first quarter of fiscal 2001, an increase of 28% over the $48.9 million for the same period in fiscal 2000. Events revenue comprised approximately 24% of total revenue in the first quarter of fiscal 2001 and 22% in the first quarter of fiscal 2000. Other revenues, consisting principally of software licensing fees and TechRepublic, increased 21% to $8.8 million in the first quarter of fiscal 2001 from $7.2 million in the first quarter of fiscal 2000. The increase in total revenues reflects the ability of the Company to gain client acceptance of new products and services, deliver high value consultative services, increase sales penetration into new and existing clients and develop incremental revenues from current and prior year acquisitions. Research contract value, which consists of the annualized value of all subscription-based research products with ratable revenue recognition, was $578.4 million at December 31, 2000, an increase of 5% from $551.6 million at December 31, 1999. Consulting backlog increased 22% to approximately $91.5 million at December 31, 2000 compared to $75.2 million at December 31, 1999 and represents future revenues to be recognized from in-process consulting and measurement engagements. Driven by continued strong demand in upcoming conferences and expositions, deferred revenue for events increased 100% to $37.8 million at December 31, 2000 as compared to $18.9 million at December 31, 1999.

OPERATING INCOME decreased 66% to $10.9 million in the first quarter of fiscal 2001 from $32.1 million in the first quarter of fiscal 2000. Operating income was impacted, in part, by continued expenditures related to the rearchitecture of the Company's research methodology and delivery processes, the hiring of analysts and consultants, higher growth in lower margin consultative services and other business initiatives and investments, predominately TechRepublic. In addition, TechRepublic's operating loss of $16.9 million in the first quarter of fiscal 2001 impacted the Company's operating income.

COSTS AND EXPENSES, excluding the other charge, increased to $247.4 million in the first quarter of fiscal 2001 from $184.7 million in the first quarter of fiscal 2000. The increase in costs and expenses, excluding the other charge, reflects the additional support required for the growing client base, incremental costs associated with conferences, costs associated with acquired businesses, the hiring of additional consultants, analysts, project executives and sales personnel, and TechRepublic related operating costs. Cost of services and product development expenses were $135.1 million and $97.4 million for the first quarter of fiscal 2001 and 2000, respectively. Selling, general and administrative expenses increased to $93.3 million in the first quarter of fiscal 2001 from $78.3 million in the first quarter of fiscal 2000 as a result of the Company's continuing expansion of worldwide distribution channels and additional general and administrative resources needed to meet the expanding infrastructure requirements of the growing revenue base and fiscal 2001 and fiscal 2000 acquisitions. These infrastructure requirements involve information systems support, telecommunication, facilities and human capital costs.

THE OTHER CHARGE of $6.1 million for the three months ended December 31, 1999 was paid in relation to a special one-time cash incentive plan designed to enhance retention of key personnel in response to the Company's recapitalization that occurred in fiscal 1999.

DEPRECIATION EXPENSE for the first quarter of fiscal 2001 increased to $7.9 million compared to $5.9 million for the first quarter of fiscal 2000, primarily due to capital spending and internal use software development costs required to support business growth. Additionally, amortization of intangibles increased by $8.1 million, in the first quarter of fiscal 2001 as compared to the same period in fiscal 2000, reflecting primarily amortization of $7.9 million of goodwill associated with the TechRepublic and other fiscal 2000 acquisitions.

NET GAIN ON SALE OF INVESTMENTS in the first quarter of fiscal 2001 reflects the sale of 361,000 shares of Jupiter Media Metrix for net cash proceeds of $4.0 million for a pre-tax gain of $1.5 million and the sale of equity securities received by the Company from SI Venture Associates, LLC, ("SI I"), a wholly owned affiliate as in-kind share distributions for net cash proceeds of $4.6 million for a pre-tax gain of $3.8 million.

INTEREST EXPENSE decreased to $5.5 million in the first quarter of fiscal 2001 from $5.7 million in the first quarter of fiscal 2000. This decrease related primarily to lower debt facility borrowings under the Company's senior revolving credit facility, primarily due to the issuance of the Company's convertible subordinate notes. Interest income decreased in the first quarter of fiscal 2001 due to a lower average balance of investable funds as compared to the same quarter in prior fiscal year.

OTHER EXPENSE of $1.7 million for the three months ended December 31, 2000, was the result of a $1.7 million impairment loss related to an equity security owned by the Company through SI I. The $1.2 million expense for the first quarter of fiscal 2000 was the result of equity losses from minority-owned investments.

PROVISION FOR INCOME TAXES was $7.2 million in the first quarter of fiscal 2001, down from $9.5 million in the same quarter of fiscal 2000. The effective tax rate was 65% in the first quarter of fiscal 2001 which reflects the impact of non-deductible goodwill related to the TechRepublic acquisition.

DILUTED EARNINGS PER COMMON SHARE decreased 78% to 4 cents per common share for the first quarter of fiscal 2001, compared to 18 cents per common share for the first quarter of fiscal 2000. Excluding the impact of the net gain on sale of investments and an impairment loss, diluted earnings per share were 3 cents for the first quarter of fiscal 2000. Basic earnings per common share decreased 74% to 5 cents for the first quarter of fiscal 2001 from 19 cents for the first quarter of fiscal 2000.

QUARTERLY OPERATING INCOME TRENDS. Historically, the Company has realized significant renewals and growth in contract value at the end of each quarter. The fourth quarter of the fiscal year typically is the fastest growth quarter for contract value and the first quarter of the fiscal year typically represents the slowest growth quarter as it is the quarter in which the largest amount of contract renewals are due. As a result of the quarterly trends in contract value and overall business volume, fees receivable, deferred revenues, deferred commissions and commissions payable reflect this activity and typically show substantial increases at quarter end, particularly at fiscal year end. All research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are noncancelable and non-refundable, except for government contracts which have a 30-day cancellation clause, but which have not produced material cancellations to date. The Company's policy is to record at the time of signing of a contract the entire amount of the contract billable as deferred revenue and fees receivable. The Company also records the related commission obligation upon the signing of the contract and amortizes the corresponding deferred commission expense over the contract period in which the related revenues are earned and amortized to income.

Historically, research revenues have increased in the first quarter of each fiscal year over the immediately preceding quarter primarily due to increased contract value at the end of the prior fiscal year. Events revenues have increased similarly due to annual conferences and exhibition events held in the first quarter. Additionally, operating income margin (operating income as a percentage of total revenues) typically improves in the first quarter of the fiscal year versus the immediately preceding quarter due to the increase in research revenue upon which the Company is able to further leverage its selling, general and administrative expenses, plus operating income generated from the first quarter Symposia and ITxpo exhibition events. Historically, operating income margin improvement has not been as high in the remaining quarters of the fiscal year because the Company has increased operating expenses for required growth and because the operating income margins from the Symposia and ITxpo events in the first fiscal quarter are higher than on conferences held later in the fiscal year. In addition, the prior fiscal year quarterly operating income margins were impacted by the timing of costs related to the one-time cash retention incentive and strategic investments. As a result, historical and prior year operating income margin trends may not be indicative of the quarterly operating results for the remainder of the year.

Liquidity and Capital Resources
-------------------------------

Cash used for operating activities totaled $46.3 million for the three months ended December 31, 2000 as compared to cash provided by operating activities of $6.8 million for the three months ended December 31, 1999 resulting in a net decrease of $53.2 million primarily from the impact of the decrease in net income, the net gain on sale of investments and the changes in balance sheet accounts, particularly fees receivable, deferred revenues, and accounts payable and accrued liabilities. Cash used for investing activities was $13.9 million for the three months ended December 31, 2000 (compared to $49.8 million for the three months ended December 31, 1999) due to the effect of cash used for property and equipment additions of $13.7 million and acquisitions and investments in consolidated subsidiaries of $8.8 million, partially offset by proceeds from the partial sale of investments of $8.6 million. Cash provided by financing activities totaled $22.6 million in the three months ended December 31, 2000 (compared to $24.6 million for the three months ended December 31, 1999). The cash provided by financing activities resulted primarily from the $30.0 million in borrowings under the senior revolving credit facility, partially offset by $3.0 million the Company paid for the repurchase of 366,000 shares of Class A Common Stock and 4,128 shares of Class B Common Stock under the terms of the recapitalization as well as $5.0 million paid by the Company in debt origination costs related to the April 17, 2000 private placement of convertible subordinated notes to Silver Lake Partners, L.P. and related parties.

The effect of exchange rates was limited and increased cash and cash equivalents by $0.2 million for the three months ended December 31, 2000, and was due to the strengthening of the U.S. dollar versus certain foreign currencies. The Company issues letters of credit in the ordinary course of business. As of December 31, 2000, the Company had letters of credit outstanding with Chase Manhattan Bank for $0.5 million and with The Bank of New York for $2.0 million. The Company believes that its current cash balances, together with cash anticipated to be provided by operating activities, the sale of marketable equity securities and borrowings available under the senior revolving credit facility, will be sufficient for the expected short-term and foreseeable long-term cash needs of the Company in the ordinary course of business, including capital commitments related to TechRepublic and its obligation to make open market purchases of its common stock required as part of the recapitalization. If the Company were to require substantial amounts of additional capital in the future to pursue business opportunities that may arise involving substantial investments of additional capital, there can be no assurances that such capital will be available to the Company or will be available on commercially reasonable terms. As of December 31, 2000, the Company has a remaining commitment to purchase an additional 296,363 shares of Class A Common Stock in the open market by July 2001. The Company intends to fund this remaining commitment either through existing cash balances, cash proceeds anticipated from the sale of marketable equity securities, cash expected to be provided from operations or borrowings available under the senior revolving credit facility. The Company is subject to certain customary affirmative, negative and financial covenants under the senior revolving credit facility, and continued compliance with these covenants could preclude the Company from borrowing the maximum amount of the credit facilities. As a result of these covenants, the Company's borrowing availability at December 31, 2000 is $53.9 million of the $200.0 million senior revolving credit facility.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE. The Company operates in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond the Company's control. The following section discusses many, but not all, of these risks and uncertainties.

Competitive Environment. The Company faces competition from a significant number of independent providers of information products and services, as well as the internal marketing and planning organizations of the Company's clients. The Company also competes indirectly against consulting firms and other information providers, including electronic and print media companies. These indirect competitors could choose to compete directly with the Company in the future. In addition, limited barriers to entry exist in the Company's market. As a result, additional new competitors may emerge and existing competitors may start to provide additional or complementary services. Increased competition may result in loss of market share, diminished value in the Company's products and services, reduced pricing and increased marketing expenditures. The Company may not be successful if it cannot compete effectively on quality of research and analysis, timely delivery of information, customer service, the ability to offer products to meet changing market needs for information and analysis and price.

Hiring and Retention of Employees. The Company's future success depends heavily upon the quality of its senior management, sales personnel, IT analysts, consultants and other key personnel. The Company faces intense competition for these qualified professionals from, among others, technology and Internet companies, market research firms, consulting firms and electronic and print media companies. Some of the personnel that the Company attempts to hire are subject to non-competition agreements that could impede the Company's short-term recruitment efforts. Any failure to retain key personnel or hire additional qualified personnel, as may be required to support the evolving needs of clients or growth in the Company's business, could adversely affect the quality of the Company's products and services, and, therefore, its future business and operating results.

Maintenance of Existing Products and Services. The Company operates in a rapidly evolving market and the Company's success depends upon its ability to deliver high quality and timely research and analysis to its clients and to anticipate and understand the changing needs of its clients. Any failure to continue to provide credible and reliable information that is useful to its clients could have a material adverse effect on future business and operating results. Further, if the Company's predictions prove to be wrong or are not substantiated by appropriate research, the Company's reputation may suffer and demand for its products and services may decline.

Introduction of New Products and Services. The market for the Company's products and services are characterized by rapidly changing needs for information and analysis. To maintain its competitive position, the Company must continue to successfully enhance and improve its products and services, develop or acquire new products and services in a timely manner, and appropriately position and price products and services. Any failure to successfully do so could have a material adverse effect on the Company's business, results of operations or financial position. In addition, the Company must continue to improve its methods for delivering its products and services. For example, the Company believes that it needs to continue to invest in and develop its ability to use the Web as a delivery channel for products and services. Failure to increase and improve the Company's Web capabilities could adversely affect the Company's future business and operating results.

Expanding Markets. The Company has recently begun to expand its product and service offerings to smaller companies and to different user bases within existing and potential larger company clients. These target market segments are relatively new to the Company's sales and marketing personnel. As a result, the Company may not be able to compete effectively or generate significant revenues in these new market segments.

Internet Business Risks. The Company, through TechRepublic, operates a Web site targeted to IT professionals that offers IT industry news, analysis, articles, forums, event listings and job, peer and vendor directories. The majority of revenues from this business are derived from advertising and subscriptions. The Company's ability to continue to achieve and grow significant advertising revenues depends upon growth of its user base, the user base being attractive to advertisers, the ability to derive demographic and other information from users, and acceptance by advertisers of the Web as an advertising medium. Similarly, the Company's ability to generate significant subscription revenues depends on its ability to continue to develop content and services that are attractive to its user base. If the Company was unable to successfully adapt to the needs of its users and advertisers, the Company's Internet business would be materially and adversely affected.

International Operations. A substantial portion of the Company's revenues are derived from international sales. As a result, the Company's operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of exchange rate fluctuations and tariffs, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, different or overlapping tax structures, higher levels of United States taxation on foreign income, and the difficulty of enforcing client agreements and protecting intellectual property rights in international jurisdictions. Additionally, the Company relies on local distributors or sales agents in some international locations. If any of these arrangements are terminated, the Company may not be able to replace the terminated arrangement on equally beneficial terms or on a timely basis or clients of the local distributor or sales agent may not want to continue to do business with the Company or its new agent.

Branding. The Company believes that its Gartner brand is critical to the Company's efforts to attract and retain clients and that the importance of brand recognition will increase as competition increases. The Company expects to expand its marketing activities to promote and strengthen the Gartner brand and may need to increase its marketing budget, hire additional marketing and public relations personnel, expend additional sums to protect the brand and otherwise increase expenditures to create and maintain brand loyalty among clients. If the Company fails to effectively promote and maintain the Gartner brand, or incurs excessive expenses in attempting to do so, the Company's future business and operating results could be materially and adversely impacted.

Investment Activities. The Company maintains investments in equity securities in private and publicly-traded companies through direct ownership and through wholly and partially owned venture capital funds. The companies invested in are primarily early to mid-stage IT-based and Internet-enabled businesses. It is the Company's objective to seek financial returns from these investments as an additional source of capital to fund strategic initiatives. The risks related to such investments, due to their nature and the volatile public markets, include the possibilities that anticipated returns may not materialize or could be significantly delayed. As a result, the Company's financial results could be materially impacted.

Significant Indebtedness. In connection with its recapitalization transactions and strategic repositioning, which include the purchase and continued investment in TechRepublic, the Company has incurred significant indebtedness. The associated debt service could impair future operating results. Further, the outstanding debt could limit the amount of cash or additional credit available to the Company, which in turn, could restrain the Company's ability to expand or enhance products and services, respond to competitive pressures or pursue business opportunities that may arise in the future and involve substantial investments of additional capital. In addition, the convertible notes issued by the Company contain a reset provision allowing in fiscal 2001 for the possible reduction of the conversion price under certain conditions. If the Company did not elect to redeem the convertible notes in the event of a reset, the impact of a reduction in the conversion price would result in additional shares of common stock being issued (compared to the amount that would be issued based on the original conversion price) if the notes are ultimately converted into shares. Correspondingly, if the Company elected to redeem the convertible notes in the event of a reset, there can be no assurances that the capital required to be raised would be available on commercially reasonable or comparable terms which in turn could impact future business and operating results.

Organizational and Product Integration Related to Acquisitions. The Company has made and expects to continue to make acquisitions of, or significant investments in, businesses that offer complementary products and services. The risks involved in each acquisition or investment include the possibility of paying more than the value the Company derives from the acquisition, the assumption of undisclosed liabilities and unknown and unforeseen risks, the difficulty of integrating the operations and personnel of the acquired business, the ability to retain key personnel of the acquired company, the time to train the sales force to market and sell the products of the acquired company, the potential disruption of the Company's ongoing business and the distraction of management from the Company's business. The Company may also incur additional debt or issue equity securities to pay for future acquisitions.

Enforcement of the Company's Intellectual Rights. The Company relies on a combination of copyright, patent, trademark, trade secrets, confidentiality procedures and contractual procedures to protect its intellectual property rights. Despite the Company's efforts to protect its intellectual property rights, it may be possible for unauthorized third parties to obtain and use technology or other information that the Company regards as proprietary. In addition, the Company's intellectual property rights may not survive a legal challenge to their validity or provide significant protection for the Company. Furthermore, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, the Company may not be able to protect its intellectual property against unauthorized third party copying or use, which could adversely affect the Company's competitive position.

Agreements with IMS Health Incorporated. In connection with its recapitalization, the Company agreed to certain restrictions on business activity to reduce the risk to IMS Health and its stockholders of substantial tax liabilities associated with the spinoff by IMS Health of its equity interest in the Company. The Company also agreed to assume the risk of such tax liabilities if the Company were to undertake certain business activities that give rise to the liabilities. As a result, the Company may be limited in its ability to undertake acquisitions involving the issuance of a significant amount of stock unless the Company were to seek and obtain a ruling from the IRS that the transaction will not give rise to such tax liabilities. In addition, the Company has certain limits in purchasing its common stock under the terms of the recapitalization.

Possibility of Infringement Claims. Third parties may assert infringement claims against the Company in the future. Regardless of the merits, responding to any such claim could be time consuming, result in costly litigation and require the Company to enter into royalty and licensing agreements which may not be offered or available on terms acceptable to the Company. If a successful claim is made against the Company and the Company fails to develop or license a substitute technology, the Company's business, results of operations or financial position could be materially adversely affected.

Potential Fluctuations in Operating Results. The Company's quarterly operating income may fluctuate in the future as a result of a number of factors, including the timing of the execution of research contracts, the performance of consulting engagements, the timing of symposia and other events, the amount of new business generated by the Company, the restructuring of the Company's sales force and the change in territories of sales personnel at the end of each fiscal year, the mix of domestic and international business, changes in market demand for the Company's products and services, the timing of the development, introductions and marketing of new products and services, the results of operations of TechRepublic and competition in the industry. As a result, the Company's operating results in any quarter are not necessarily a good predictor of its operating results for any future period.

EURO CONVERSION. On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their sovereign currencies and a new currency called the "euro" and adopted the euro as their common legal currency. In 2002, participating countries will adopt the euro as their single currency. Beginning that date, the participating countries will issue new euro-denominated bills and coins for use in cash transactions. Legacy currency will no longer be legal tender for any transactions beginning July 1, 2002, making conversion to the euro complete.

As of December 31, 2000, the Company has not found the impact of the adoption of the euro to have an impact on the competitive conditions in European markets and does not believe that the translation of financial transactions into euros has had or will have a significant effect on the Company's results of operations, liquidity, or financial condition. Additionally, the Company does not anticipate any material impact from the euro conversion on the Company's financial information systems which currently accommodate multiple currencies. Costs associated with the adoption of the euro have not been and are not expected to be significant and are being expensed as incurred.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") was issued. FAS 133, as amended by FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" establishes a new model for accounting for derivatives and hedging activities. The Statement requires all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. In June 1999, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133," was issued. Citing concerns about the ability of companies to modify their information systems in time to apply the new model for accounting for derivatives and hedging activities, FAS 137 was issued to delay the effective date for one year to fiscal years beginning after June 15, 2000, or October 1, 2000 for the Company. The Company does not currently have any derivative instruments or engage in any hedging activities. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

In September 2000, Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125" ("FAS 140") was issued. FAS 140 replaces Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 125"). FAS 140 revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, and otherwise reiterates many of the provisions of FAS 125. FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. FAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of FAS 140 will not have a material impact on the Company's financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to market risk for changes in interest rates relates primarily to borrowings under the senior revolving credit facility. These borrowings bear interest at variable rates and the fair value of this indebtedness is not significantly affected by changes in market interest rates. An increase or decrease of 10% in the current effective interest rates under the credit facility would not have a material effect on the Company's results of operations.

In addition, the Company is exposed to market risk from a series of forward purchase agreements on its Class A Common Stock. As of December 31, 2000, a forward purchase agreement in place covered approximately $9.5 million or 943,672 shares of Class A Common Stock having forward purchase prices established at $10.02 per share. If the market priced portion of this agreement was settled based on the December 31, 2000 closing market price of the Class A Common Stock, which was $6.91 per share, the Company would settle under the terms of the forward purchase agreement with a payment of either $2.9 million in cash or 425,814 shares of Class A Common Stock at the Company's option.

Amounts invested in the Company's foreign operations are translated into U.S. dollars at the exchange rates in effect at December 31, 2000. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive loss in the Stockholders' equity section of the Condensed Consolidated Balance Sheets.

PART II  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on January 25, 2001. At the meeting, the Class A stockholders re-elected Manuel A. Fernandez to the Board of Directors as a Class II director and the Class B stockholders re-elected Anne Sutherland Fuchs and Dennis G. Sisco to the Board of Directors as Class II directors. The votes were as follows:

                                                                    Total Vote
                                        Total Vote                 Withheld from
                                     for Each Director             Each Director
                                     -----------------             -------------
Class A:
    Manuel A. Fernandez                 42,540,818                     900,916

Class B :
    Anne Sutherland Fuchs               24,265,229                     901,920
    Dennis G. Sisco                     24,266,774                     900,375

The stockholders approved an amendment to the Company's Certificate of Incorporation to change its legal name from "Gartner Group, Inc." to "Gartner, Inc." The vote was 67,869,814 for, 670,442 against, and 68,627 abstained.

The stockholders ratified the appointment of KPMG LLP as independent auditors for the Company for the 2001 fiscal year. The vote was 68,356,093 for, 181,094 against, and 71,696 abstained.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits
         --------
         None

(b)      Reports on Form 8-K
         -------------------

         The Company did not file a report on Form 8-K during the fiscal quarter ended December 31, 2000.

Items 1, 2, 3 and 5 are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Gartner Group, Inc.

Date     February 14, 2001                       /s/ Regina M. Paolillo
                                                 -------------------------------
                                                 Regina M. Paolillo
                                                 Executive Vice President
                                                 And Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)