Form 10-K/A
period 2000-09-30
GARTNER GROUP INC
filed 2001-04-16
CIK 749251

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                         COMMISSION FILE NUMBER 0-14443

                   GARTNER, INC. (f/k/a/ GARTNER GROUP, INC.)
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

None.

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Company, as of November 30, 2000, was approximately $723.5 million. This calculation does not reflect a determination that persons are affiliates for any other purposes.

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

Explanatory Note:

Item 6, "Selected Financial Data," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," Item 8, "Financial Statements and Supplementary Data" and Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" are each hereby amended by deleting the Item in its entirety and replacing it with the corresponding Item attached hereto and filed herewith.

The purpose of this amendment is to make certain changes to Selected Consolidated Financial Data (Item 6), Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) ("MD&A"), Quantitative and Qualitative Disclosures about Market Risk (Item 7A) and to the notes to the financial statements included in Financial Statements and Supplementary Data (Item 8) that were incorporated by reference into Part II of the Company's Annual Report on Form 10-K for the year ended September 30, 2000 that was originally filed on December 29, 2000 (the "Original Filing").

The Company is filing this amended Annual Report on Form 10-K/A in response to comments received from the Securities and Exchange Commission (the "SEC"). As requested by the SEC, the Company has provided additional disclosure in the MD&A and in the notes to the financial statements. This report continues to speak as of the date of the Original Filing and the Company has not updated the disclosure in this report to speak to any later date. While this report primarily relates to the historical period covered, events may have taken place since the date of the Original Filing that might have been reflected in this report if they had taken place prior to the Original Filing.

All information contained in this amendment and the Original Filing is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC subsequent to the date of such reports.

PART I

ITEM 1. BUSINESS.

GENERAL

Gartner, Inc., formerly known as Gartner Group, Inc. ("Gartner" or the "Company"), founded in 1979, is the world's leading independent provider of research and analysis on the computer hardware, software, communications and related information technology ("IT") industries. The Company is organized into four business segments: research, consulting, events and TechRepublic. Research encompasses products which, on an ongoing basis, highlight industry developments, review new products and technologies, provide quantitative market research, and analyze industry trends within a particular technology or market sector. The Company's clients typically enter into annual renewable subscription contracts for research products. The Company distributes such products through print and electronic media. Consulting consists primarily of consulting and measurement engagements, which provide comprehensive assessments of cost performance, efficiency and quality for all areas of IT. Events consist of various focused symposia, expositions and conferences. TechRepublic consists of an IT professional online destination with revenues consisting primarily of Web-based advertising. The Company's primary clients are senior business executives, IT professionals, purchasers and vendors of IT products and services. Gartner product and service offerings collectively provide comprehensive coverage of the IT industry to over 10,000 client organizations.

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

CLASS A COMMON STOCK

                                                                FISCAL YEAR 2000              FISCAL YEAR 1999
                                                                ----------------              ----------------
                                                               HIGH            LOW           HIGH           LOW
                                                             -------        -------        -------       -------
               First Quarter ended December 31               $ 19.00        $  9.56        $ 24.81       $ 17.31
               Second Quarter ended March 31                 $ 22.25        $ 12.63        $ 25.75       $ 20.38
               Third Quarter ended June 30                   $ 17.00        $ 11.38        $ 24.94       $ 18.75
               Fourth Quarter ended September 30             $ 15.25        $ 11.63        $ 23.38       $ 14.25

CLASS B COMMON STOCK


                                                                FISCAL YEAR 2000              FISCAL YEAR 1999
                                                                ----------------              ----------------
                                                               HIGH            LOW           HIGH           LOW
                                                             -------        -------        -------       -------
               First Quarter ended December 31               $ 18.75        $  9.38             --            --
               Second Quarter ended March 31                 $ 17.63        $ 10.00             --            --
               Third Quarter ended June 30                   $ 13.25        $  9.19             --            --
               Fourth Quarter ended September 30             $ 13.06        $  9.75        $ 23.81       $ 16.25


ITEM 6. SELECTED FINANCIAL DATA.


         FISCAL YEAR ENDED SEPTEMBER 30,
         (IN THOUSANDS EXCEPT PER SHARE DATA)                         2000        1999       1998        1997       1996
         ----------------------------------------------------------------------------------------------------------------
         CONSOLIDATED STATEMENT OF OPERATIONS DATA:
         Revenues:
              Research........................................    $   509,781  $ 479,045  $ 433,141   $ 349,600  $279,629
              Consulting......................................        208,810    149,840    110,955      84,631    61,348
              Events..........................................        108,589     75,581     49,121      34,256    26,449
              Other...........................................         31,491     29,768     30,664      21,438    15,027
              Learning........................................             --         --     18,076      21,314    12,219
                                                                  -----------  ---------  ---------   ---------  --------
                  Total revenues..............................        858,671    734,234    641,957     511,239   394,672
         Total costs and expenses(1)..........................        810,461    602,387    497,908     394,424   345,232
                                                                  -----------  ---------  ---------   ---------  --------
         Operating income(1)..................................         48,210    131,847    144,049     116,815    49,440
         Minority interest....................................             --         --         --          --        25
         Net gain (loss) on sale of investments...............         29,630         --     (1,973)         --        --
         Interest income and other(1).........................          3,161      8,672      9,139       7,058     3,665
         Interest expense.....................................        (24,900)    (1,272)       (94)         --        --
                                                                  -----------  ---------  ---------   ---------  --------
         Income before provision for income taxes
           and extraordinary loss.............................         56,101    139,247    151,121     123,873    53,130
         Provision for income taxes...........................         28,826     50,976     62,774      50,743    36,692
                                                                  -----------  ---------  ---------   ---------  --------
         Income before extraordinary loss.....................         27,275     88,271     88,347      73,130    16,438
         Loss on debt extinguishment, net of tax
           of $1,152..........................................          1,729         --         --          --        --
                                                                  -----------  ---------  ---------   ---------  --------
         Net income...........................................    $    25,546  $  88,271  $  88,347   $  73,130  $ 16,438
                                                                  ===========  =========  =========   =========  ========
         NET INCOME PER COMMON SHARE:
         Basic:
              Income before extraordinary loss................    $     0.32   $    0.87  $    0.88   $    0.77  $    0.18
              Extraordinary loss..............................    $    (0.02)         --         --          --        --
              Net income......................................    $     0.30   $    0.87  $    0.88   $    0.77  $    0.18
         Diluted:
              Income before extraordinary loss................    $     0.31   $    0.84  $    0.84   $    0.71  $    0.17
              Extraordinary loss..............................    $    (0.02)         --         --          --        --
              Net income......................................    $     0.29   $    0.84  $    0.84   $    0.71  $    0.17
                                                                  ==========   =========  =========   =========  =========
         CONSOLIDATED BALANCE SHEET DATA:
         Cash and cash equivalents, marketable securities.....    $    97,102  $  88,894  $ 218,684   $ 171,054  $126,809
         Fees receivable, net.................................        326,359    282,047    239,243     205,760   143,762
         Other current assets.................................         82,677     61,243     53,152      48,794    39,579
                                                                  -----------  ---------  ---------   ---------  --------
                  Total current assets........................        506,138    432,184    511,079     425,608   310,150
         Intangibles and other assets.........................        474,737    371,260    321,792     219,704   133,958
                                                                  -----------  ---------  ---------   ---------  --------
                  Total assets................................    $   980,875  $ 803,444  $ 832,871   $ 645,312  $444,108
                                                                  ===========  =========  =========   =========  ========
         Deferred revenues....................................    $   385,932  $ 354,517  $ 288,013   $ 254,071  $198,952
         Other current liabilities............................        196,834    117,363    126,822     118,112    92,456
                                                                  -----------  ---------  ---------   ---------  --------
                  Total current liabilities...................        582,766    471,880    414,835     372,183   291,408
         Long-term debt.......................................        307,254    250,000         --          --        --
         Other liabilities....................................         16,035      7,078      3,098       3,259     2,465
         Stockholders' equity.................................         74,820     74,486    414,938     269,870   150,235
                                                                  -----------  ---------  ---------   ---------  --------
         Total liabilities and stockholders' equity...........    $   980,875  $ 803,444  $ 832,871   $ 645,312  $444,108
                                                                  ===========  =========  =========   =========  ========

(1) Amounts for 2000 through 1997 reflect the reclassification of equity losses from minority-owned investments to Interest income and other from Costs and expenses in the Consolidated Statements of Operations.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Total revenues for the Company for fiscal 2000 were $858.7 million, up 17% from $734.2 million for fiscal 1999. Current year revenue growth consisted of a 6% increase in research revenues, a 39% increase in consulting revenues, a 44% increase in events revenues and a 6% increase in other revenues. Research encompasses products which, on an ongoing basis, highlight industry developments, review new products and technologies, provide quantitative market research, and analyze industry trends within a particular technology or market sector. The Company typically enters into annually renewable subscription contracts for research products. Revenues from research products are recognized ratably over the contract term. Consulting revenues, primarily derived from consulting and measurement engagements, are recognized as work is performed on a contract by contract basis. Events revenues are deferred and recognized upon the completion of the related symposium, exposition or conference. Other revenues are derived primarily from software sales, which are recognized upon the shipment of products, and the Company's Internet segment, TechRepublic, whose revenues consist primarily of advertising sales, which are recognized upon delivery of the advertisement to users of the TechRepublic Internet Web site.

    The Company believes the following business measurements are important indicators of future revenues of its significant business segments.

           REVENUE CATEGORY             BUSINESS MEASUREMENTS
           -----------------------------------------------------------------------------------------------------
           Research                     Contract value attributable to all subscription-based research products with ratable revenue recognition. Contract value is calculated as the annualized value of all subscription-based research contracts in effect at a given point in time, without regard to the duration of such contracts. Research contract value increased 7% to approximately $599.2 million at September 30, 2000 from $560.8 million at September 30, 1999.
           -----------------------------------------------------------------------------------------------------
           Consulting                   Consulting backlog represents future revenue to be derived from in-process consulting and measurement engagements. Backlog is not included in deferred revenue. Consulting backlog increased 32% to approximately $94.4 million at September 30, 2000 from $71.6 million at September 30, 1999.
           -----------------------------------------------------------------------------------------------------
           Events                       Deferred revenue directly relates to symposia, expositions and conferences. Deferred revenue from events increased 40% to approximately
                                        $72.2 million at September 30, 2000 from $51.4 million at September 30,
                                        1999 primarily due to upcoming symposia and ITxpo events to occur in the first quarter of fiscal 2001.

Contract value is a significant measure of the Company's volume of business. The Company's past experience has been that a substantial portion of client companies renew these subscription-based products for an equal or higher level of total payments each year. In addition, the Company has also been able to increase its multi-year contracts to 40% of total contract value at September 30, 2000 from 32% at September 30, 1999. Total research deferred revenues of $296.9 million and $291.1 million at September 30, 2000 and 1999, respectively, represent unamortized revenues from billed products and services. Deferred revenues do not directly correlate to contract value as of the same date since contract value represents an annualized value of all outstanding contracts without regard to the duration of such contracts, and deferred revenue represents unamortized revenue remaining on all outstanding and billed contracts.

    The Company has generally realized significant renewals and growth in contract value at the end of each quarter. The fourth quarter of the fiscal year typically has been the fastest growth quarter for contract value and the first quarter has been the slowest growth quarter due to the largest amount of contract renewals. As a result of growth in contract value and overall business volume, fees receivable, deferred revenues, deferred commissions and commissions payable reflect this activity and typically show substantial increases at quarter end and at fiscal year end. All contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All contracts are non-cancelable and non-refundable, except for government contracts which have a 30-day cancellation clause, but have not produced material cancellations to date. In accordance with the contract terms, the Company records at the time of signing of a research and measurement contract the entire amount of the contract billable as a fee receivable, which represents a legally enforceable claim, and a corresponding amount as deferred revenue. Deferred revenues attributable to government contracts were $33.8 million and $36.2 million at September 30, 2000 and 1999, respectively. The Company also records the related commission obligation upon the signing of the contract and amortizes the corresponding deferred commission expense over the contract period in which the related revenues are earned and amortized to income.

    Research revenues typically increase in the first quarter of the fiscal year over the immediately preceding quarter primarily due to the increase in contract value at the end of the prior fiscal year. Events revenues have increased similarly due to annual conferences and exhibition events held in the first quarter. Additionally, operating income margin (operating income as a percentage of total revenues) typically improves in the first quarter of the fiscal year versus the immediately preceding quarter. The operating income margin improvement in the first quarter of a fiscal year is generally due to the increase in research revenue upon which the Company is able to further leverage its selling, general and administrative expenses, plus operating income generated from the first quarter symposium and ITxpo exhibition events. Although historically, operating income margin has generally not been as high in the remaining quarters, especially the third and fourth quarters of the fiscal year compared to the first quarter of the fiscal year, the full year impact of TechRepublic and other acquisitions and strategic initiatives may result in operating margin trends in the future that are not comparable to historical trends.

    During fiscal 2000, the Company made significant investments in the hiring of consultants to support the demand for consultative services. As a result of successful recruiting efforts, the Company increased its billable consultants to 711 at the end of fiscal 2000 and generated $208.8 million in consulting revenues, a 39% increase over the prior year. In addition, backlog increased 32% from the previous year, which provides future revenue to be delivered on in fiscal 2001.

    In fiscal 2000, the Company's events business grew 44% to $108.6 million in revenues compared to fiscal 1999. This growth reflects continued strong attendance by clients and non-clients at symposia and conferences as well as demand by exhibitors to showcase their products at Company events.

    In addition, the Company's Internet segment, TechRepublic, provided $4.1 million of revenue in fiscal 2000 that consisted primarily of revenue from the sale of advertisements. Expansion of TechRepublic's registered user population has contributed to its ability to sequentially grow advertising revenues in fiscal 2000. The ability of TechRepublic to maintain or increase advertising rates and volumes will depend, in part, on the level and quality of traffic on the TechRepublic site and the ability to develop content and services that attract, retain and expand a loyal user base that is attractive to advertisers and sellers.

    Operating income in fiscal 2000 was $48.2 million, which included $17.5 million in payments under a one-time retention incentive plan. Excluding the effect of payments under the retention incentive plan in fiscal 2000 and 1999 and the impact of other charges in fiscal 1999, operating income decreased 59% to $65.7 million from $162.0 million. Operating income, excluding other charges, was impacted significantly by expenditures related to strategic investments in rearchitecting the research methodology and delivery processes, the hiring of analysts and consultants, higher revenue growth in lower margin consultative services and the Company's investment in TechRepublic.

    Diluted net income per common share decreased 65% to $0.29 per share in fiscal 2000 compared to $0.84 per share in fiscal 1999. Excluding the effect of the second and third payments incurred under the one-time retention incentive plan of $17.5 million, net gain on sale of investments of $29.6 million and loss on extinguishment of debt of $2.9 million, net of taxes of $6.5 million on these items, diluted net income per common share was $0.26 per share in fiscal 2000. Excluding the effect of other charges related to the Company's recapitalization of $23.4 million and the first payment under the one-time retention incentive plan of $6.7 million, net of taxes of $8.5 million on these items plus a one-time tax benefit of $2.5 million, diluted net income per common share was $1.03 per share in fiscal 1999. Basic earnings per common share was $0.30 per common share in fiscal 2000 compared to $0.87 per common share in fiscal 1999.

RESULTS OF OPERATIONS

The following table sets forth certain results of operations as a percentage of revenues:

                              FISCAL YEAR ENDED SEPTEMBER 30,               2000    1999      1998
                              --------------------------------------------------------------------
                              Percent of revenues:
                              Revenues:
                                  Research                                    59%     65%      68%
                                  Consulting                                  24      21       17
                                  Events                                      13      10        8
                                  Other                                        4       4        5
                                  Learning                                    --      --        2
                                                                            ----    ----     ----
                                      Total revenues                         100     100      100
                              Costs and expenses:
                                  Cost of services and
                                      Product development                     48      40       39
                                  Selling, general and
                                      Administrative                          40      35       34
                                  Depreciation                                 3       3        3
                                  Amortization of intangibles                  3       1        1
                                  Other charges                               --       3        0
                                  Acquisition-related charge                  --      --        1
                                                                            ----    ----     ----
                                      Total costs and expenses                94      82       78
                                                                            ----    ----     ----
                              Operating income                                 6      18       22
                              Net gain (loss) on sale of investments           3      --        0
                              Interest income and other                        0       1        2
                              Interest expense                                (3)      0        0
                                                                            ----    ----     ----
                              Income before provision for income
                                  taxes and extraordinary loss                 6      19       24
                              Provision for income taxes                       3       7       10
                                                                            ----    ----     ----
                              Income before extraordinary loss                 3      --       --
                              Loss on debt extinguishment,
                                  net of tax benefit                           0      --       --
                                                                            ----    ----     ----
                              Net income                                       3%     12%      14%
                                                                            ====    ====     ====

FISCAL YEAR ENDED SEPTEMBER 30, 2000 VERSUS FISCAL YEAR ENDED SEPTEMBER 30, 1999

Total revenues increased 17% to $858.7 million in fiscal 2000 as compared to $734.2 million in fiscal 1999. Revenues from research products increased 6% in fiscal 2000 to $509.8 million compared to $479.0 million in fiscal 1999 and comprised approximately 59% and 65% of total revenues in fiscal 2000 and 1999, respectively. Consulting revenue, consisting primarily of consulting and measurement engagements, increased 39% to $208.8 million in fiscal 2000 as compared to $149.8 million in fiscal 1999 and comprised approximately 24% of total revenue in fiscal 2000 versus 21% in fiscal 1999. Events revenue was $108.6 million in fiscal 2000, an increase of 44% over the $75.6 million in fiscal 1999. Other revenues, consisting principally of software licensing fees and TechRepublic, experienced a slight increase of $1.7 million to $31.5 million in fiscal 2000 from $29.8 million in fiscal 1999. Although the rate of growth in total Company revenues declined slightly in fiscal 2000, the increase in total revenues reflects the ability of the Company to gain client acceptance of new products and services, deliver high value consultative services, increase sales penetration into new and existing clients and develop incremental revenues from current and prior year acquisitions. Consulting backlog increased 32% to approximately $94.4 million at September 30, 2000 and represents future revenues that will be recognized on in-process consulting and measurement engagements.

    Revenue has grown in the three defined geographic market areas of the
Company: United States and Canada, Europe, and Other International. Revenues from sales to United States clients increased 20% to $567.6 million in fiscal 2000 from $471.8 million in fiscal 1999. Revenues from sales to European clients increased 9% to $230.3 million in fiscal 2000 from $212.1 million in fiscal 1999. Although European revenues increased in fiscal 2000, the rate of growth was less than in fiscal 1999. This decrease in growth rate was attributable, in part, to research revenues remaining relatively unchanged from fiscal 1999 as a result of foreign exchange rates. On a constant dollar basis, revenues from Europe would have increased 16% compared to fiscal 1999. Revenues from sales to Other International clients increased by 21% to $60.7 million in fiscal 2000 from $50.3 million in fiscal 1999. This increase reflects primarily the general recovery in the economic climate in the Asian markets from fiscal 1999.

    The Company's sales strategy is to continue to extend the Company's sales channels to clients with revenues ranging from $150 million and up, to maintain its focus on large customers and to expand sales of product and service offerings to smaller companies and to different user bases within existing and potential larger company clients. The Company continues to invest in direct sales personnel and distributor relationships in Europe and Other International markets and intends to pursue continued expansion of operations outside of the United States in fiscal 2001.

    Operating income decreased 63% to $48.2 million in fiscal 2000 compared to $131.8 million in fiscal 1999. In fiscal 2000, the United States and Canada, Europe, and Other International markets experienced declines in operating income of 63%, 63% and 71%, respectively. On a consolidated basis, operating income as a percentage of total revenues was 6% and 18%, respectively, for fiscal 2000 and 1999. Operating income was impacted, in part, by expenditures related to planned investments and rearchitecture of the Company's Web capabilities and the research methodology and delivery processes, the hiring of analysts and consultants, higher growth in lower margin consultative services and other investments to expand and augment TechRepublic's initiatives. Additionally, TechRepublic's operating loss of $34.2 million in fiscal 2000 impacted significantly the Company's operating income.

    Costs and expenses, excluding other charges in fiscal 1999, increased to $810.5 million in fiscal 2000 from $579.0 million in fiscal 1999. The increase in costs and expenses reflects the additional support required for the growing client base, incremental costs associated with conferences, costs associated with acquired businesses and previously planned strategic investments which included the hiring of additional consultants, analysts, project executives and sales personnel, and spending on sales productivity tools and interactive initiatives. Cost of services and product development expenses were $411.7 million and $293.6 million for fiscal 2000 and fiscal 1999, respectively. The increase in costs of services and product development expenses, as a percentage of total revenues to 48% from 40%, is primarily attributable to continuing growth in personnel costs associated with the development and delivery of products and services and the hiring of personnel in association with the planned strategic investments. Costs and expenses in fiscal 2000 were also impacted by the amounts earned by employees under the retention bonus program as well as the performance-related variable compensation expense incurred in fiscal 2000. In contrast, costs and expenses in fiscal 1999 were favorably impacted through the elimination of variable compensation costs linked to financial performance.

    Selling, general and administrative expenses, increased to $342.6 million in fiscal 2000 from $253.7 million in fiscal 1999 as a result of the Company's continued expansion of worldwide distribution channels and additional general and administrative resources needed to meet the expanding infrastructure requirements of the growing revenue base and fiscal 2000 and fiscal 1999 acquisitions. These infrastructure requirements involve information systems support, telecommunication, facilities, and human capital costs.

    In fiscal 1999, the Company recorded pre-tax other charges totaling $9.2 million of legal and advisory fees related to the recapitalization (see Note 15--Recapitalization in the Notes to Consolidated Financial Statements) and $14.2 million of costs, primarily severance related, incurred as part of strategic reduction in workforce initiatives.

    Depreciation expense increased to $28.3 million in fiscal 2000 from $21.6 million in fiscal 1999, primarily due to capital spending required to support business growth. Additionally, amortization of intangibles increased by $17.8 million ($14.8 million of which related to the TechRepublic acquisition) in fiscal 2000 as compared to fiscal 1999, reflecting primarily goodwill associated with fiscal 2000 and 1999 acquisitions and the shorter life of intangibles attributable to Internet related fiscal 2000 acquisitions.

     Net gain on sale of investments in fiscal 2000 reflects the sale of 1,995,950 shares of Jupiter Communications, Inc. (now known as Jupiter Media Metrix) for net cash proceeds of $55.5 million for a pre-tax gain of $42.9 million. This gain was partially offset by the sale of the Company's 8% investment in NETg, Inc., a subsidiary of Harcourt, Inc., to an affiliate of Harcourt, Inc. for $36.0 million in cash that resulted in a pre-tax loss of approximately $6.6 million. The Company had acquired this investment as consideration for its sale of GartnerLearning in September 1998. In addition, Gartner settled a claim arising from the sale of GartnerLearning to NETg Inc. in 1998. The claim asserted that the Company had breached its contractual commitment under its joint venture arrangement with a content partner when the business was sold. The claim was settled for approximately $6.7 million and has been recorded as a loss on sale of investments. Interest expense increased to $24.9 million in fiscal 2000 from $1.3 million in fiscal 1999. This increase related primarily to debt facility borrowings, of which the proceeds were used primarily to fund the Company's recapitalization in the prior fiscal year. Interest income and other decreased in fiscal 2000 which was due primarily to a lower average balance of investable funds as compared to the prior fiscal year.

    Provision for income taxes decreased by 43% or $22.2 million to $28.8 million in fiscal 2000 from $51.0 million in fiscal 1999. The effective tax rate was 52% and 37% for fiscal 2000 and fiscal 1999, respectively. The increase in the effective rate principally reflects the impact of non-deductible goodwill related to the TechRepublic acquisition. A more detailed analysis of the changes in the provision for income taxes is provided in Note 13 of the Notes to Consolidated Financial Statements.

    In fiscal 2000, the Company entered into a second amendment to the Credit Agreement. Under this amendment, the Company agreed to refinance all existing indebtedness and to repay in full and terminate the term loans drawn under the existing Credit Agreement. In connection with the extinguishment of the term loan, the Company wrote-off $2.9 million of deferred debt issuance costs in the fourth quarter of fiscal 2000. The charge was recorded, net of tax benefit of $1.2 million, as an extraordinary loss.

Segment Analysis:
The Company evaluates reportable segment performance and allocates resources based on gross contribution margin. Gross contribution is the profit or loss from operations before interest income and expense, certain selling, general and administrative expenses, amortization, income taxes, other charges, and foreign exchange gains and losses.

Research
Research revenues grew 6% to $509.8 million as compared to $479.0 million in the prior fiscal year due to increased sales penetration into new and existing clients. Contributing to the growth in sales was the introduction of a new pricing architecture launched in the third quarter of fiscal 2000. This pricing plan provides broad access to Gartner research on price per seat basis. Research gross contribution in fiscal 2000 increased slightly to $341.1 million from $336.9 million in fiscal 1999. Gross contribution margin decreased to 67% in fiscal 2000 from 70% in fiscal 1999 due primarily to slower revenue growth and increases in compensation expenses associated with headcount and annual merit increases.

Consulting
Consulting revenue revenues grew 39% to $208.8 million as compared to $149.8 million in the prior fiscal year due primarily to an increase in demand for IT consulting. Also contributing the revenue growth was the full year impact of prior year and current year acquisitions. Consulting gross contribution increased by 35% to $75.7 million in fiscal 2000 from $55.9 million in fiscal 1999. Consulting gross contribution margin of 36% in fiscal 2000 decreased from 37% in fiscal 1999 primarily due to the impact of integration costs and lower margins associated with new strategic consulting practices and recent consulting related acquisitions.

Events
Events revenue revenues grew 44% to $108.6 million as compared to $75.6 million in the prior fiscal year due to a growth in attendance at existing and new events and increased sponsorships and exhibit revenues. Events gross contribution increased by 56% to $50.6 million in fiscal 2000 from $32.5 million in fiscal 1999 with gross contribution margin increasing to 47% in 2000 from 43% in fiscal 1999. The increase in Events gross contribution margin was due to the ability of the Company to leverage existing event infrastructure, selected price adjustments, and an overall increase in sponsorship and exhibitor sales.

TechRepublic
TechRepublic, acquired in the second quarter of fiscal 2000, contributed $4.1 million in revenue. More than half of the annual revenue was earned in the fourth quarter. TechRepublic's revenue is primarily earned from advertising and subscription services. TechRepublic incurred a segment loss of $20.3 million, which was due to expenditures, primarily personnel and marketing related, required to grow this early-stage business.

FISCAL YEAR ENDED SEPTEMBER 30, 1999 VERSUS FISCAL YEAR ENDED SEPTEMBER 30, 1998

Total revenues increased 14% to $734.2 million in fiscal 1999 from $642.0 million in fiscal 1998. Revenues from research products increased 11% in fiscal 1999 to $479.0 million compared to $433.1 million in fiscal 1998 and comprised approximately 65% and 68% of total revenues in fiscal 1999 and 1998, respectively. Consulting revenue, consisting primarily of consulting and measurement engagements, increased 35%, to $149.8 million in fiscal 1999 as compared to $111.0 in fiscal 1998 and comprised approximately 21% of total revenue in fiscal 1999 versus 17% in fiscal 1998. Events revenue was $75.6 million in fiscal 1999, an increase of 54% over $49.1 million in fiscal 1998. Other revenues, consisting principally of software licensing fees, experienced a slight decrease to $29.8 million in fiscal 1999 from $30.7 million in fiscal 1998. Although the rate of growth in Company revenue slowed in fiscal 1999, the increase in total revenues reflected the ability of the Company to gain client acceptance of new products and services, increase sales penetration into new and existing clients, and develop incremental revenues from current and prior year acquisitions. Pricing pressures in the Company's traditional research products from smaller competitors with lower profit margins and less robust product suites contributed to the slowed revenue growth rate. Consulting backlog increased 68% to approximately $71.6 million at September 30, 1999 and represented future revenues that would be recognized from in-process consulting and measurement engagements.

    Revenues from sales to United States and Canadian clients increased 14% to $471.8 million in fiscal 1999 from $415.6 million in fiscal 1998. Revenues from sales to European clients increased 22% to $212.1 million in fiscal 1999 from $173.8 million in fiscal 1998. Revenue in Europe, primarily in the Research area, increased as a result of continuing investments to expand penetration of this market, offset in part by lower than expected growth in measurement revenues. Revenues from sales to Other International clients decreased by 4% to $50.3 million in fiscal 1999 from $52.6 million in fiscal 1998. This decrease was caused primarily by the general unfavorable economic climate in the Asian markets.

    Operating income decreased 8% to $131.8 million in fiscal 1999 from $144.0 million in fiscal 1998. Excluding acquisition-related and other charges, operating income in fiscal 1999 increased 3%. Excluding such charges in 1999 and 1998, the United States and Canada experienced an increase of 2% and Europe experienced a 16% growth rate. Other International markets experienced a decline of 25% primarily from a decrease in revenue. Operating income remained favorable as a result of continuing revenue growth that allowed the Company to develop new products and services and to gain economies of scale through the leveraging of its resources (additional revenues have been generated using essentially the same resources). However, operating contribution margin, excluding acquisition related and other charges, decreased in fiscal 1999 to 21% from 24% in fiscal 1998. This decrease was due in part to higher growth in lower margin consultative services. In addition, operating contribution margin from consulting in 1999 declined primarily from lower margin acquisitions.

    Costs and expenses, excluding acquisition-related and other charges, increased to $579.0 million in 1999 from $490.6 million in 1998, and increased slightly as a percentage of total revenue to 79% in 1999 from 76% in 1998. Cost of services and product development expenses were $293.6 million and $247.9 million for 1999 and 1998, respectively. This increase over the prior fiscal year reflected the additional support required for the growing client base, costs associated with acquired businesses and continued product development costs. The increase in cost of services and product development expenses, as a percentage of total revenues, was primarily attributable to increasing pricing pressure in research products, continuing growth in personnel costs associated with the development of new products and services, and the delivery of products and services to broader markets.

    Selling, general and administrative expenses increased to $253.7 million from $215.4 million for fiscal 1999 and 1998, respectively, due to the Company's continuing expansion of worldwide distribution channels and the resulting commissions earned on the revenue generated. Although the Company added general and administrative resources to support the growing revenue base, selling, general and administrative expenses increased slightly as a percentage of total revenue to 35% from 34% for fiscal 1999 and 1998, respectively. Costs and expenses in fiscal 2000 were anticipated to be impacted both by the remaining amounts earned by employees under the Company's retention incentive program as well as the fiscal 2000 performance-related variable compensation expense expected to be incurred.

    Other charges in fiscal 1999 consisted of $9.2 million in legal and advisory fees related to the recapitalization (see Note 15--Recapitalization in the Notes to Consolidated Financial Statements) and $14.2 million of costs, primarily severance related, incurred as part of strategic reduction in workforce initiatives. Costs and expenses were favorably impacted in 1999 through the elimination of variable costs linked to financial performance.

    Depreciation expense increased to $21.6 million in fiscal 1999 from $17.9 million in fiscal 1998, primarily due to capital spending required to support business growth. Additionally, amortization of intangibles increased by $0.7 million in fiscal 1999 as compared to fiscal 1998, reflecting primarily goodwill associated with fiscal 1999 and 1998 acquisitions.

    Interest income and other decreased slightly to $8.7 million in fiscal 1999, versus $9.1 million for fiscal 1998, due principally to the sale of cash equivalents and marketable securities to fund the recapitalization and working capital requirements. Interest expense increased to $1.3 million due to debt facility borrowings of $250 million.

    Provision for income taxes decreased by 19% or $11.8 million to $51.0 million in 1999 from $62.8 million in 1998. The effective tax rate was 37% and 42% for 1999 and 1998, respectively. In 1999, the Company incurred $8.6 million of non-deductible recapitalization costs during the year, the tax effect of which was partially offset by a one-time income tax benefit of $2.5 million related primarily to the settlement of certain tax examinations in the second quarter. Absent nondeductible costs, the one-time income tax benefit and additional taxes incurred in fiscal 1998 related to the sale of GartnerLearning, the effective rate was 37% for 1999 and

39% for 1998. The decrease of two percentage points was achieved primarily through the utilization of tax loss and credit carryforwards and ongoing tax planning initiatives. A more detailed analysis of the changes in the provision for income taxes is provided in Note 13 of the Notes to Consolidated Financial Statements.

Segment Analysis:
The Company evaluates reportable segment performance and allocates resources based on gross contribution margin. Gross contribution is the profit or loss from operations before interest income and expense, certain selling, general and administrative expenses, amortization, income taxes, other charges, and foreign exchange gains and losses.

Research
Research revenues grew 11% to $479.0 million as compared to $433.1 million in the prior fiscal year due to increased sales penetration into new and existing clients and the full year impact of prior fiscal year acquisitions. Research gross contribution increased by 8% to $336.9 million in fiscal 1999 from $312.9 million in fiscal 1998 partially due to incremental revenues from current and prior year acquisitions. Gross contribution margin, however, decreased to 70% in 1999 from 72% in fiscal 1998 as a result of the impact of increased staffing and acquisition related integration costs.

Consulting
Consulting revenues grew 35% to $149.8 million as compared to $111.0 million in the prior fiscal year due to increase demand for consulting the contribution of fiscal 1999 acquisitions. Consulting gross contribution increased by 10% to $55.9 million in fiscal 1999 from $50.8 million in fiscal 1998 and gross contribution margin decreased to 37% in fiscal 1999, due to the impact of integration costs and lower margins associated with recent consulting related acquisitions.

Events
Events revenues grew 54% to $75.6 million as compared to $49.1 million in the prior fiscal year. Revenue growth was due to increasing attendance at existing and new events, sponsorships and exhibit revenues growth, and the impact of recent event related acquisitions. Events gross contribution increased by 66% to $32.5 million in fiscal 1999 from $19.5 million in fiscal 1998 with gross contribution margins increasing to 43% in fiscal 1999 from 40% in fiscal 1998. The increase in Events gross contribution margin was due to revenue growth and the ability of the Company to leverage existing event infrastructure.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities during fiscal 2000 was $75.6 million, compared to $143.9 million in the prior fiscal year, resulting primarily from the impact of the decrease in net income, the increase in depreciation and amortization, the net gain on sale of investments, the change in deferred tax benefit and the changes in balance sheet accounts, particularly fees receivable, deferred revenues, accounts payable and accrued liabilities. Cash provided by operating activities include a $4.2 million credit to additional paid-in capital for tax benefits received from stock transactions with employees. The tax benefit of stock transactions with employees is due to a reduction in the corporate income tax liability based on an imputed compensation deduction equal to employees' gain upon the exercise of stock options at an exercise price below fair market value.

    Cash used for investing activities totaled $100.0 million for fiscal 2000, compared to $1.1 million provided by investing activities in fiscal 1999, due to the effect of cash used for property and equipment additions of $55.9 million and business acquisitions and investments of $135.6 million, partially offset by proceeds from the sale of marketable securities and investments of $55.5 million and $36.0 million, respectively. During fiscal 2000, the Company used $115.2 million in cash for acquisitions, primarily for the purchase of TechRepublic, Inc. for $78.5 million, Computer Financial Consultants Limited for $16.0 million and Rendall and Associates, Inc. for $12.0 million.

    Cash provided by financing activities totaled $1.0 million in fiscal 2000, compared to $213.8 million used for financing activities in fiscal 1999. The cash provided by financing activities resulted primarily from the $420.0 million in borrowings under the Credit Agreement and issuance of the convertible notes (see Note 9--Long-Term Debt in the Notes to the Consolidated Financial Statements) offset by repayments of $370.0 million of Credit Agreement borrowings. Additionally, the Company paid $49.9 million for the repurchase of 2,493,500 shares of Class A Common Stock and 2,006,700 shares of Class B Common Stock under the terms of the recapitalization, as well as $8.2 million for the settlement of a forward purchase agreement on the Company's common stock. Cash provided by financing activities also includes $8.1 million in proceeds from the issuance of common stock upon the exercise of employee stock options.

    The effect of exchange rates reduced cash and cash equivalents by $3.8 million for the year ended September 30, 2000, and was due to the strengthening of the U.S. dollar versus certain foreign currencies. In fiscal 1999, the effect of exchange rates reduced cash and cash equivalents by $0.1 million. At September 30, 2000, cash and cash equivalents totaled $61.7 million. The Company issues letters of credit in the ordinary course of business. At September 30, 2000, the Company had outstanding letters of credit for $1.5 million with Chase Manhattan Bank and $2.0 million with The Bank of New York. The Company believes that its current cash balances, together with cash anticipated to be provided by operating activities, the sale of marketable equity securities, and borrowings available under the existing senior revolving credit facility, will be sufficient for the expected short-term and foreseeable long-term cash needs of the Company in the ordinary course of business, including capital commitments related to TechRepublic and the Company's remaining obligation to make open market purchases of its common stock required as part of the recapitalization. If the Company were to require substantial amounts of additional capital in the future to pursue business opportunities that may arise involving substantial investments of additional capital, there can be no assurances that such capital will be available to the Company or will be available on commercially reasonable terms. As of September 30, 2000, the Company has a remaining commitment to purchase an additional 662,363 shares of Class A Common Stock and 4,128 shares of Class B Common Stock in the open market by July 2001. The Company intends to fund this remaining commitment through existing cash balances, cash proceeds anticipated from the sale of marketable equity securities, cash expected to be provided from operations or borrowings available under the senior revolving credit facility. The Company is subject to certain customary affirmative, negative and financial covenants under the senior revolving credit facility, and continued compliance with these covenants could preclude the Company from borrowing the maximum amount of the credit facility. As a result of these covenants, the Company's borrowing availability at September 30, 2000 is $121.9 million of the $200.0 million senior revolving credit facility. Additionally, there can be no assurance that the Company's debt service obligations will not have a material adverse effect on the Company's business, results of operations and financial condition. Although a default under the terms of the Company's credit facility could result in an acceleration of the Company's debt obligations, management believes that such an occurrence is not likely.

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

Investment Activities. The Company maintains investments in equity securities in private and publicly traded companies through direct ownership and through wholly and partially owned venture capital funds. The companies invested in are primarily early to mid-stage IT-based and Internet-enabled businesses. It is the Company's objective to seek financial returns from these investments as an additional source of capital to fund strategic initiatives. The risks related to such investments, due to their nature and the volatile public markets, include the possibilities that anticipated returns may not materialize or could be significantly delayed. As a result, the Company's financial results could be materially impacted.

Significant Indebtedness. In connection with its recapitalization transactions (see Note 15--Recapitalization in the Notes to Consolidated Financial Statements) and strategic repositioning, which include the purchase and continued investment in TechRepublic, the Company has incurred significant indebtedness. The associated debt service could impair future operating results. Further, the outstanding debt could limit the amount of cash or additional credit available to the Company, which in turn, could restrain the Company's ability to expand or enhance products and services, respond to competitive pressures or pursue business opportunities that may arise in the future and involve substantial investments of additional capital. In addition, the convertible notes issued by the Company (see Note 9--Long-Term Debt in the Notes to Consolidated Financial Statements) contain a reset provision allowing in fiscal 2001 for the possible reduction of the conversion price under certain conditions. If the Company did not elect to redeem the convertible notes in the event of a reset, the impact of a reduction in the conversion price would result in additional shares of common stock being issued (compared to the amount that would be issued based on the original conversion price) if the notes are ultimately converted into shares. Correspondingly, if the Company elected to redeem the convertible notes in the event of a reset, there can be no assurances that the capital required to be raised would be available on commercially reasonable or comparable terms which in turn could impact future business and operating results.

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

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Factors That May Affect Future Results" above. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinion only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements. Readers should also carefully review the risk factors described in other documents the Company files from time to time with the Commission.

EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their sovereign currencies and a new currency called the "euro" and adopted the euro as their common legal currency. In 2002, participating countries will adopt the euro as their single currency. Beginning that date, the participating countries will issue new euro-denominated bills and coins for use in cash transactions. Legacy currency will no longer be legal tender for any transactions beginning July 1, 2002, making conversion to the euro complete. As of September 30, 2000, the Company has not found the impact of the adoption of the euro to have an impact on the competitive conditions in European markets and does not believe that the translation of financial transactions into euros has had or will have a significant effect on the Company's results of operations, liquidity, or financial condition. Additionally, the Company does not anticipate any material impact from the euro conversion on the Company's financial information systems which currently accommodate multiple currencies. Costs associated with the adoption of the euro have not been and are not expected to be significant and are being expensed as incurred.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") was issued. FAS 133, as amended by FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" establishes a new model for accounting for derivatives and hedging activities. The Statement requires all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. In June 1999, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," was issued. Citing concerns about the ability of companies to modify their information systems in time to apply the new model for accounting for derivatives and hedging activities, FAS 137 was issued to delay the effective date for one year to fiscal years beginning after June 15, 2000, or October 1, 2000 for the Company. The Company does not currently have any derivative instruments or engage in any hedging activities. The adoption of this statement will not have a material impact on the Company's financial position or results of operations.

    In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which summarized certain views of the Commission in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policies are consistent with the guidance of SAB 101.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of Accounting Principles Board ("APB") Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 regarding the definition of an employee for purposes of applying Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. In general, this interpretation is effective July 1, 2000. The adoption of FIN 44 in fiscal 2000 did not have a material impact on the Company's consolidated results of operations or financial position.

    In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2 "Accounting for Web Site Development Costs" ("EITF Issue No. 00-2"), which applies to all Web site development costs incurred for quarters beginning after June 30, 2000. The consensus states that the accounting for specific Web site development costs should be based on a model consistent with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company believes that its current Web site development costs accounting policies are consistent with the guidance of EITF Issue No. 00-2.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's exposure to market risk for changes in interest rates relates primarily to borrowing under long-term debt which consists of an unsecured senior revolving credit facility with The Chase Manhattan Bank and $300.0 million of 6% convertible subordinated notes (see Note 9 -- Long-Term Debt in the Notes to Consolidated Financial Statements). At September 30, 2000, there were no amounts outstanding under the revolving credit facility. Under the revolving credit facility the interest rate on borrowings is based on LIBOR plus an additional 100 to 200 basis points based on the Company's debt to EBITDA ratio. The Company believes that an increase or decrease of 10% in the effective interest rate on available borrowings from its senior revolving credit facility, if fully utilized, will not have a material effect on future results of operations. The Company believes that it is not practical to determine changes in fair value, due to market risk exposure, its convertible subordinated notes given the numerous features that are unique to these notes. However, the convertible subordinated notes contain a reset provision allowing in April 2001 for the possible reduction of the conversion price per share if the market price of the Company's Class A Common Stock is less than the initial conversion price. If on the first anniversary of the notes issuance, April 17, 2001, the note holder is able to and resets the conversion price and the Company elects not to redeem the notes, the note holder would ultimately be able to convert the notes in 2003 into additional shares of Class A Common Stock compared to the number of shares that could have been converted based on the initial conversion price.

In addition, the Company is exposed to market risk from a series of forward purchase agreements on its Class A Common Stock. Beginning in 1997, the Company entered into a series of forward purchase agreements that extend through May 2003 to offset the dilutive effect of the Company's stock-based employee compensation plans. These agreements are settled quarterly on a net basis in either shares of the Company's Class A Common Stock or cash, at the Company's option. During the year ended September 30, 2000, four settlements resulted in the Company receiving 155,792 shares of Class A Common Stock and paying approximately $8.2 million in cash. The market price of the Company's Class A Common Stock declined approximately 27% during fiscal 2000 resulting in the cash settlements paid. Future settlements are dependent upon the market price of the Company's Class A Common Stock. As of September 30, 2000, a forward purchase agreement in place covered approximately $9.3 million or 672,365 shares of Class A Common Stock having a forward purchase price established at $13.81 per share. If the market priced portion of this agreement was settled based on the September 30, 2000 market price of Class A Common Stock of $11.63 per share, the Company would settle under the terms of the forward purchase agreement with a payment of either $1.5 million in cash or 126,316 shares of Class A Common Stock. As of September 30, 2000, a one dollar increase or decrease in the market price of the Company's Class A Common Stock would increase or decrease the settlement value of the forward purchase agreement by $0.7 million.

    Pursuant to the terms of the Company's recapitalization, as of September 30, 2000, the Company had a remaining commitment to purchase an additional 662,363 shares of Class A Common Stock and 4,128 shares of Class B Common Stock in the open market by July 2001 with a combined value of $7.7 million. The total cost of the remaining commitment is subject to the risk that the market price of the Company's common stock will increase. The Company intends to fund this remaining commitment through existing cash balances, cash proceeds anticipated from the sale of marketable equity securities, cash expected to be provided from operations or borrowings available under the senior revolving credit facility.

    The Company is exposed to market risk as it relates to changes in the market value of its equity investments. The Company invests in equity securities of public companies directly and through SI Venture Associates, LLC ("SI I"), a wholly owned affiliate, and SI Venture Fund II, L.P. ("SI II"). The Company owns 34% of SI II. SI I and SI II are engaged in making venture capital investments in early to mid-stage IT-based or Internet-enabled companies (see Note 4 - Investments in the Notes to the Consolidated Financial Statements). As of September 30, 2000, the Company had equity securities totaling $53.8 million, including available for sale investments with a fair market value of $35.4 million and a cost basis of $14.2 million. The gross unrealized gains of $21.3 million and gross unrealized losses of $0.1 million have been recorded net of deferred taxes of $12.1 million as a separate component of accumulated other comprehensive income in the stockholders' equity section of the Consolidated Balance Sheets. These investments are inherently risky as the businesses are typically in early development stages and may never develop. Furthermore, certain of these investments are in publicly-traded companies whose shares are subject to significant market price volatility. Adverse changes in market conditions and poor operating results of the underlying investments may result in the Company incurring losses or an inability to recover the original carrying value of its investments. The Company does not attempt to reduce or eliminate its market exposure on its investments in equity securities and may incur losses related to these investments.

Amounts invested in the Company's foreign operations are translated into U.S. dollars at the exchange rates in effect at September 30, 2000. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the stockholders' equity section of the Consolidated Balance Sheets. The Company's foreign subsidiaries generally collect revenues and pay expenses in foreign currencies other than the United States dollar. Since the functional currency of the Company's foreign operations is the local currency, foreign currency translation adjustments are reflected as a component of stockholders' equity and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect the Company's consolidated revenues (as expressed in U.S. dollars) and expenses from foreign operations. Currency transaction gains or losses arising from transactions of the Company in currencies other than the functional currency are included in results of operations. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


The Company's consolidated financial statements for the fiscal years ended September 30, 2000 and 1999, together with the reports of KPMG LLP, independent auditors, dated October 30, 2000 are included in this Report beginning on Page F-1.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. and 2.   Financial Statements and Schedules


The reports of independent auditors, consolidated financial statements and financial statement schedule listed in the Index to Financial Statements and Schedule on page F-1 hereof are filed as part of this report, beginning on page F-2 hereof.

All other financial statement schedules not listed in the Index have been omitted because the information required is not applicable or is shown in the financial statements or notes thereto.


    3. Exhibits

              EXHIBIT
              NUMBER                                     DESCRIPTION OF DOCUMENT
              ------------------------------------------------------------------
              3.1a*           Amended and Restated Certificate of Incorporation

              3.1b(6)         Certificate of Designation, Preferences and Rights of Series A
                              Junior Participating Preferred Stock and Series B Junior
                              Participating Preferred Stock of the Company, effective March 1,
                              2000

              3.2*            Amended Bylaws, as amended through April 14, 2000

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

              10.5(1)+        Long Term Incentive Plan (Tenure Plan), including form of
                              Employee Stock Purchase Agreement

              10.6(5) +       1991 Stock Option Plan, as amended and restated on October 12,
                              1999

              10.7 +          1993 Director Stock Option Plan as amended and restated on April
                              14, 2000

              10.8(1) +       Employee Stock Purchase Plan

              10.9(5) +       1994 Long Term Stock Option Plan, as amended and restated on
                              October 12, 1999

              10.10(1)        Commitment Letter dated July 16, 1993 from The Bank of New York

              10.11(1)        Indemnification Agreement dated April 16, 1993 by and among the
                              Company, Cognizant (as successor to the Dun & Bradstreet
                              Corporation) and the Information Partners Capital Fund

              10.12(5) +      1998 Long Term Stock Option Plan, as amended and restated on
                              October 12, 1999

              10.13(3)        Commitment Letter dated September 30, 1996 from Chase Manhattan
                              Bank

              10.14(5) +      1996 Long Term Stock Option Plan, as amended and restated on
                              October 12, 1999

              10.15(5) +      Employment Agreement between Manuel A. Fernandez and Gartner
                              Group, Inc. as of November 12, 1998

              10.15 +         Addendum No. 1 to Employment Agreement between Manual A.
                              Fernandez and Gartner Group, Inc. as of April 14, 2000.

              10.16(9) +      Employment Agreement between Michael D. Fleisher and Gartner
                              Group, Inc. as of November 1, 1999.

              10.17 +         Employment Agreement between Regina M. Paolillo and Gartner
                              Group, Inc. as of July 1, 2000.

              10.18(6) +      Employment Agreement between William R. McDermott and Gartner
                              Group, Inc. dated as of August 7, 2000

              10.19 +         Employment Agreement between Robert E. Knapp and Gartner
                              Group, Inc. dated as of August 7, 2000

              13.1*           Annual report to stockholders

              21.1*           Subsidiaries of Registrant

              23.1*           Independent Auditors' Report on Financial Statement Schedule

              23.2**          Independent Auditors' Consent

              24.1*           Power of Attorney (see Signature Page)

              27.1*           Financial Data Schedules

+ Management compensation plan or arrangement.
* Previously filed.
** Filed herewith.
----------

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

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

GARTNER GROUP, INC.
  CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report.......................................................................................   F-2

Consolidated Balance Sheets as of September 30, 2000 and 1999......................................................   F-3

Consolidated Statements of Operations for Years Ended September 30, 2000, 1999 and 1998 ...........................   F-4

Consolidated Statements of Changes in Stockholders' Equity for Years Ended September 30, 2000, 1999 and 1998 ......   F-5

Consolidated Statements of Cash Flows for Years Ended September 30, 2000, 1999 and 1998............................   F-6

Notes to Consolidated Financial Statements.........................................................................   F-7

Independent Auditors' Report on Financial Statement Schedule.......................................................   F-22

Schedule II--Valuation and Qualifying Accounts, Years Ended September 30, 2000, 1999 and 1998......................   F-23



THE BOARD OF DIRECTORS AND STOCKHOLDERS GARTNER GROUP, INC.:

We have audited the accompanying consolidated balance sheets of Gartner Group, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gartner Group, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
-----------------------------------
St. Petersburg, Florida
October 30, 2000













                              GARTNER GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                  SEPTEMBER 30, (IN THOUSANDS, EXCEPT  SHARE DATA)                             2000        1999
                  ----------------------------------------------------------------------------------------------
                  ASSETS:

                  Current assets:
                      Cash and cash equivalents                                          $    61,698  $   88,894
                      Marketable equity securities                                            35,404          --
                      Fees receivable, net of allowances of $5,004 in 2000 and $4,938
                        in 1999                                                              326,359     282,047
                      Deferred commissions                                                    46,756      31,332
                      Prepaid expenses and other current assets                               35,921      29,911
                                                                                         -----------  ----------
                          Total current assets                                               506,138     432,184
                  Property, equipment and leasehold improvements, net                         91,259      63,592
                  Intangible assets, net                                                     315,197     223,100
                  Other assets                                                                68,281      84,568
                                                                                         -----------  ----------
                          Total assets                                                   $   980,875  $  803,444
                                                                                         ===========  ==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY:
                  Current liabilities:
                      Accounts payable and accrued liabilities                           $   196,834  $  117,363
                      Deferred revenues                                                      385,932     354,517
                                                                                         -----------  ----------
                          Total current liabilities                                          582,766     471,880
                                                                                         -----------  ----------
                  Long-term debt                                                             307,254     250,000
                  Other liabilities                                                           16,035       7,078
                  Commitments and contingencies
                  Stockholders' equity:
                  Preferred stock:
                      $.01 par value, authorized 5,000,000 shares; none issued or
                        outstanding                                                               --          --
                  Common stock:
                      $.0005 par value, authorized 166,000,000 shares of Class A
                      Common Stock and 84,000,000 shares of Class B Common
                      Stock; issued 77,483,438 shares of Class A Common Stock
                      (76,129,558 in 1999) and 40,689,648 shares of Class B Common
                      Stock in 2000 and in 1999                                                   59          58
                  Additional paid-in capital                                                 333,828     314,829
                  Unearned compensation                                                       (6,451)     (8,280)
                  Accumulated other comprehensive income (loss)                                   (1)     (3,830)
                  Accumulated earnings                                                       182,286     156,740
                  Treasury stock, at cost, 23,740,562 shares of Class A Common
                      Stock (21,448,536 in 1999) and 8,129,732 shares of Class B
                      Common Stock (6,123,032 in 1999)                                      (434,901)   (385,031)
                                                                                         -----------  ----------
                          Total stockholders' equity                                          74,820      74,486
                                                                                         -----------  ----------
                              Total liabilities and stockholders' equity                 $   980,875  $  803,444
                                                                                         ===========  ==========



                 See Notes to Consolidated Financial Statements

                               GARTNER GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                 YEAR ENDED SEPTEMBER 30, (IN THOUSANDS, EXCEPT PER SHARE DATA)       2000       1999        1998
                 ------------------------------------------------------------------------------------------------
                 Revenues:
                     Research                                                    $ 509,781  $ 479,045   $ 433,141
                     Consulting                                                    208,810    149,840     110,955
                     Events                                                        108,589     75,581      49,121
                     Other                                                          31,491     29,768      30,664
                     Learning                                                           --         --      18,076
                                                                                 ---------  ---------   ---------
                         Total revenues                                            858,671    734,234     641,957
                 Costs and expenses:
                     Cost of services and product development                      411,708    293,612     247,913
                     Selling, general and administrative                           342,597    253,716     215,416
                     Depreciation                                                   28,332     21,592      17,909
                     Amortization of intangibles                                    27,824     10,041       9,357
                     Other charges                                                      --     23,426       2,819
                     Acquisition-related charge                                         --         --       4,494
                                                                                 ---------  ---------   ---------
                         Total costs and expenses                                  810,461    602,387     497,908
                                                                                 ---------  ---------   ---------
                 Operating income                                                   48,210    131,847     144,049
                 Net gain (loss) on sale of investments                             29,630         --      (1,973)
                 Interest income and other                                           3,161      8,672       9,139
                 Interest expense                                                  (24,900)    (1,272)        (94)
                                                                                 ---------  ---------   ---------
                 Income before provision for income taxes and extraordinary
                   loss                                                             56,101    139,247     151,121
                 Provision for income taxes                                         28,826     50,976      62,774
                                                                                 ---------  ---------   ---------
                 Income before extraordinary loss                                   27,275     88,271      88,347
                 Loss on debt extinguishment, net of tax benefit of $1,152           1,729         --          --
                                                                                 ---------  ---------   ---------
                 Net income                                                      $  25,546  $  88,271   $  88,347
                                                                                 =========  =========   =========
                 Net income per common share:
                     Basic:
                         Income before extraordinary loss                        $     .32  $     .87   $     .88
                         Extraordinary loss                                      $    (.02)        --          --
                         Net income                                              $     .30  $     .87   $     .88
                     Diluted:
                         Income before extraordinary loss                        $     .31  $     .84   $     .84
                         Extraordinary loss                                      $    (.02)        --          --
                         Net income                                              $     .29  $     .84   $     .84
                 Weighted average shares outstanding:
                     Basic                                                          86,564    101,881     100,194
                                                                                 =========  =========   =========
                     Diluted                                                        89,108    104,603     105,699
                                                                                 =========  =========   =========

                 See Notes to Consolidated Financial Statements

                               GARTNER GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                            ADDITIONAL
                                                   PREFERRED     COMMON        PAID-IN          UNEARNED
(IN THOUSANDS, EXCEPT SHARE DATA)                      STOCK      STOCK        CAPITAL      COMPENSATION

Balance September 30, 1997                         $       0     $   54      $ 179,017         $       0

Net income                                                --         --             --                --
Foreign currency translation adjustments                  --         --             --                --
        Comprehensive income                              --         --             --                --
Issuance of 5,370,690 shares of Class A
    Common Stock upon exercise of stock
    options                                               --          3         35,727                --
Issuance from treasury stock of 195,904
    shares of Class A Common Stock for
    purchases by employees                                --         --          5,885                --
Tax benefits of stock transactions with
    employees                                             --         --         47,273                --
Net share settlement of 365,949 shares of
    Class A Common Stock on forward
    purchase agreement                                    --         --             --                --
Net cash settlement paid on forward purchase
    agreement                                             --         --        (12,045)               --
Acquisition of  655,800 shares of Class A
    Common Stock                                          --         --             --                --
302,003 shares of Class A Common stock
    received in settlement of  officer loans              --         --             --                --
Issuance from treasury stock of 225,927
    shares of Class A Common Stock related
    to acquisitions                                       --         --          6,919                --
                                                   ---------     ------      ---------         ---------

Balance September 30, 1998                                 0         57        262,776                 0

Net income                                                --         --             --                --
Foreign currency translation adjustments                  --         --             --                --
        Comprehensive income                              --         --             --                --
Issuance of 2,648,169 shares of Class A
    Common Stock upon exercise of stock
    options                                               --          1         18,032                --
Issuance from treasury stock of 286,033
    shares of Class A Common Stock for
    purchases by employees                                --         --          4,842                --
Tax benefits of stock transactions with
    employees                                             --         --         15,096                --
Net share settlement of 155,962 shares of
    Class A Common Stock on forward
    purchase agreement                                    --         --             --                --
Net cash settlement paid on forward purchase
    agreement                                             --         --        (10,900)               --
Special cash dividend paid                                --         --             --                --
Restricted stock award of 452,000 shares of
    Class A Common Stock, net of forfeitures              --         --          9,940            (9,940)
Dutch auction repurchase of 9,636,247 shares
    of Class A Common Stock and 6,123,032
    shares of Class B Common Stock                        --         --             --                --
Acquisition of  65,500 shares of Class A
    Common Stock                                          --         --             --                --
Issuance of  663,716 shares of Class A
    Common Stock related to acquisitions                  --         --         15,043                --
Amortization of unearned compensation                     --         --             --             1,660
                                                   ---------     ------      ---------         ---------

Balance September 30, 1999                                 0         58        314,829            (8,280)

Net income                                                --         --             --                --
Foreign currency translation adjustments                  --         --             --                --
Net unrealized gain on marketable investments,
    net of tax effect of $12,084                          --         --             --                --
        Comprehensive income                              --         --             --                --
Issuance of 1,379,306 shares of Class A
    Common Stock upon exercise of stock
    options                                               --          1          8,091                --
Issuance from treasury stock of 394,279
    shares of Class A Common Stock for
    purchases by employees                                --         --          5,008                --

                                                     ACCUMULATED
                                                           OTHER                                             TOTAL
                                                   COMPREHENSIVE      ACCUMULATED       TREASURY      STOCKHOLDERS'
(IN THOUSANDS, EXCEPT SHARE DATA)                   INCOME (LOSS)        EARNINGS          STOCK            EQUITY

Balance September 30, 1997                             $  (1,098)       $ 105,138      $ (13,241)        $ 269,870

Net income                                                    --           88,347             --            88,347
Foreign currency translation adjustments                  (1,057)              --             --            (1,057)
                                                                                                         ---------
        Comprehensive income                                  --               --             --            87,290
Issuance of 5,370,690 shares of Class A
    Common Stock upon exercise of stock
    options                                                   --               --             --            35,730
Issuance from treasury stock of 195,904
    shares of Class A Common Stock for
    purchases by employees                                    --               --            184             6,069
Tax benefits of stock transactions with
    employees                                                 --               --             --            47,273
Net share settlement of 365,949 shares of
    Class A Common Stock on forward
    purchase agreement                                        --               --             --                --
Net cash settlement paid on forward purchase
    agreement                                                 --               --             --           (12,045)
Acquisition of  655,800 shares of Class A
    Common Stock                                              --               --        (16,187)          (16,187)
302,003 shares of Class A Common stock
    received in settlement of  officer loans                  --               --         (9,985)           (9,985)
Issuance from treasury stock of 225,927
    shares of Class A Common Stock related
    to acquisitions                                           --               --              4             6,923
                                                       ---------        ---------      ---------         ---------

Balance September 30, 1998                                (2,155)         193,485        (39,225)          414,938

Net income                                                    --           88,271             --            88,271
Foreign currency translation adjustments                  (1,675)              --             --            (1,675)
                                                                                                         ---------
        Comprehensive income                                  --               --             --            86,596
Issuance of 2,648,169 shares of Class A
    Common Stock upon exercise of stock
    options                                                   --               --             --            18,033
Issuance from treasury stock of 286,033
    shares of Class A Common Stock for
    purchases by employees                                    --               --              6             4,848
Tax benefits of stock transactions with
    employees                                                 --               --             --            15,096
Net share settlement of 155,962 shares of
    Class A Common Stock on forward
    purchase agreement                                        --               --             --                --
Net cash settlement paid on forward purchase
    agreement                                                 --               --             --           (10,900)
Special cash dividend paid                                    --         (125,016)            --          (125,016)
Restricted stock award of 452,000 shares of
    Class A Common Stock, net of forfeitures                  --               --             --                --
Dutch auction repurchase of 9,636,247 shares
    of Class A Common Stock and 6,123,032
    shares of Class B Common Stock                            --               --       (344,633)         (344,633)
Acquisition of  65,500 shares of Class A
    Common Stock                                              --               --         (1,192)           (1,192)
Issuance of  663,716 shares of Class A
    Common Stock related to acquisitions                      --               --             13            15,056
Amortization of unearned compensation                         --               --             --             1,660
                                                       ---------        ---------      ---------         ---------

Balance September 30, 1999                                (3,830)         156,740       (385,031)           74,486

Net income                                                    --           25,546             --            25,546
Foreign currency translation adjustments                 (11,667)              --             --           (11,667)
Net unrealized gain on marketable investments,
    net of tax effect of $12,084                          15,496               --             --            15,496
                                                                                                         ---------
        Comprehensive income                                  --               --             --            29,375
Issuance of 1,379,306 shares of Class A
    Common Stock upon exercise of stock
    options                                                   --               --             --             8,092
Issuance from treasury stock of 394,279
    shares of Class A Common Stock for
    purchases by employees                                    --               --              8             5,016

Tax benefits of stock transactions with
    employees                                             --         --          4,179                --
Net share settlement of 155,792 shares of
    Class A Common Stock on forward
    purchase agreement                                    --         --             --                --
Net cash settlement paid on forward purchase
    agreement                                             --         --         (8,200)               --
Restricted stock net forfeitures of 27,500
    shares of Class A Common Stock                        --         --           (719)              719
Acquisition of 2,493,500 shares of Class A and
    2,006,700 shares of Class B Common Stock              --         --             --                --
Increase in carrying value of Jupiter Media
    Metrix                                                --         --          8,321                --
Issuance of 2,074 shares of Class A Common
    Stock issued for services rendered                    --         --             42                --
Option to purchase subsidiary shares                      --         --          1,000                --
Return of 37,013 shares of Class A Common
    Stock related to acquisitions                         --         --           (723)               --
Issuance of subsidiary stock related to an
     acquisition                                          --         --          2,000                --
Amortization of unearned compensation                     --         --             --             1,110
                                                   ---------     ------      ---------         ---------

Balance September 30, 2000                         $       0     $   59      $ 333,828         $  (6,451)
                                                   =========     ======      =========         =========

Tax benefits of stock transactions with
    employees                                                 --               --             --             4,179
Net share settlement of 155,792 shares of
    Class A Common Stock on forward
    purchase agreement                                        --               --             --                --
Net cash settlement paid on forward purchase
    agreement                                                 --               --             --            (8,200)
Restricted stock net forfeitures of 27,500
    shares of Class A Common Stock                            --               --             --                --
Acquisition of 2,493,500 shares of Class A and
    2,006,700 shares of Class B Common Stock                  --               --        (49,877)          (49,877)
Increase in carrying value of Jupiter Media
    Metrix                                                    --               --             --             8,321
Issuance of 2,074 shares of Class A Common
    Stock issued for services rendered                        --               --             --                42
Option to purchase subsidiary shares                          --               --             --             1,000
Return of 37,013 shares of Class A Common
    Stock related to acquisitions                             --               --             (1)             (724)
Issuance of subsidiary stock related to an
     acquisition                                              --               --             --             2,000
Amortization of unearned compensation                         --               --             --             1,110
                                                       ---------        ---------      ---------         ---------

Balance September 30, 2000                             $      (1)       $ 182,286      $(434,901)        $  74,820
                                                       =========        =========      =========         =========

                 See Notes to Consolidated Financial Statements

                               GARTNER GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED SEPTEMBER 30, (IN THOUSANDS)                                              2000           1999           1998
-------------------------------------------------------------------------------------------------------------------------
Operating activities:
    Net income                                                                    $  25,546      $  88,271      $  88,347
Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation and amortization of intangibles                                     56,156         31,633         27,266
    Deferred compensation                                                             2,151          1,660             --
    Tax benefit associated with employee exercise of stock options                    4,179         15,096         47,273
    Acquisition-related charge                                                           --             --          4,494
    Provision for doubtful accounts                                                   4,256          5,128          4,051
    Equity in loss of minority owned companies                                          776            846            512
    Deferred revenues                                                                36,993         57,270         30,292
    Deferred tax (benefit) expense                                                  (10,474)         6,648            906
    Net (gain) loss on sale of investments                                          (29,630)            --          1,973
    Accretion of interest and amortization of debt issue costs                        9,520             --             --
    Loss on debt extinguishment, net of tax benefit                                   1,729             --             --
    Acquisition-related tax benefit applied to reduce goodwill                          966            327             --
Changes in assets and liabilities, net of effects of acquisitions:
    Increase in fees receivable                                                     (53,414)       (40,628)       (39,737)
    Increase in deferred commissions                                                (16,552)        (3,186)        (5,132)
    (Increase) decrease in prepaid expenses and other current assets                (12,074)           381        (10,645)
    Increase in other assets                                                        (11,190)        (4,880)        (5,100)
    Increase (decrease) in accounts payable and accrued liabilities                  66,627        (14,651)           568
                                                                                  ---------      ---------      ---------

Cash provided by operating activities                                                75,565        143,915        145,068
                                                                                  ---------      ---------      ---------

Investing activities:
    Payments for businesses acquired (excluding cash acquired)                     (115,162)       (57,769)       (45,418)
    Proceeds from sale of marketable securities                                      55,516             --             --
    Proceeds from sale of investments                                                36,000             --          5,000
    Payments for investments                                                        (20,427)       (13,960)       (19,814)
    Addition of property, equipment and leasehold improvements                      (55,895)       (31,747)       (24,269)
    Marketable debt securities sold (purchased), net                                     --        104,550        (58,220)
    Loans to officers                                                                    --             --         (2,475)
                                                                                  ---------      ---------      ---------

Cash (used for) provided by investing activities                                    (99,968)         1,074       (145,196)
                                                                                  ---------      ---------      ---------

Financing activities:
    Proceeds from the exercise of stock options                                       8,092         18,033         35,730
    Proceeds from Employee Stock Purchase Plan offering                               5,016          4,842          5,885
    Net cash settlement on forward purchase agreement                                (8,200)       (10,900)       (12,045)
    Purchase of treasury stock                                                      (49,877)      (345,819)       (13,931)
    Proceeds from issuance of debt and related option                               420,000        250,000             --
    Payments on debt                                                               (370,000)            --             --
    Payments for debt issuance costs                                                 (3,993)        (4,925)            --
    Dividends paid                                                                       --       (125,016)            --
                                                                                  ---------      ---------      ---------

Cash provided by (used for) financing activities                                      1,038       (213,785)        15,639
                                                                                  ---------      ---------      ---------

Net (decrease) increase in cash and cash equivalents                                (23,365)       (68,796)        15,511
Effect of exchange rates on cash and cash equivalents                                (3,831)           (54)          (182)
Cash and cash equivalents, beginning of period                                       88,894        157,744        142,415
                                                                                  ---------      ---------      ---------

Cash and cash equivalents, end of period                                          $  61,698      $  88,894      $ 157,744
                                                                                  =========      =========      =========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                                                      $  14,964      $     976             --
    Income taxes                                                                  $  13,685      $  47,045      $   7,721
Supplemental schedule of non-cash investing and financing activities:
    Change in net unrealized gain on marketable securities                        $  16,548             --             --
    Change in carrying value of Jupiter Media Metrix due to the

        public offering of unissued shares                                        $   7,269             --             --
    Common stock received in settlement of officer loans and
        related interest                                                                 --             --      $   9,985
    Equity interest received in connection with sale of GartnerLearning                  --             --      $  42,500
    Stock issued by Company and subsidiary in connection
        with acquisitions                                                         $   2,000      $  15,056      $   6,923
    Option to purchase subsidiary shares issued by Company                        $   1,000             --             --
    Treasury stock transactions settled subsequent to year end                           --             --      $   2,072


                 See Notes to Consolidated Financial Statements

                               GARTNER GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 : SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation. The consolidated financial statements include the accounts of Gartner Group, Inc. (the "Company") and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The results of operations for acquisitions of companies accounted for using the purchase method have been included in the Consolidated Statements of Operations beginning on the closing date of acquisition. The Company's investments in 20% to 50% owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method.

Revenue and commission expense recognition. Revenue from research products is deferred and recognized ratably over the contract term. Consulting revenues, primarily derived from consulting and measurement engagements, are recognized as work is performed on a contract by contract basis. Events revenue is deferred and recognized upon the completion of the related symposium, exposition or conference. In addition, the Company defers certain costs directly related to events and expenses these costs into the period during which the related symposium, exhibition and conference occurs. The Company's policy is to defer only those costs, primarily prepaid site and production services costs, that are incremental and are directly attributable to a specific event. Other costs of organizing and producing the Company's events, primarily Company personnel and non-event specific expenses, are expensed in the period incurred. At the end of each fiscal quarter, management assesses on an event-by-event basis whether expected direct costs of producing a scheduled event will exceed expected revenues. If such costs are expected to exceed revenues, the Company records the expected loss in the period determined. Other revenues includes software licensing fees which are recognized when delivery has occurred and when collectibility is probable, and the fees are fixed or determinable, as well as Web based advertising revenues. Web based advertising revenues are derived from short-term contracts in which the customer is guaranteed a minimum number of impressions (i.e., a one-on-one view of an advertisement by the end user) for a fixed fee. Revenues from advertising are recognized as the impressions are delivered. All research and measurement contracts are billable upon signing absent special terms granted on a limited basis. In accordance with the contract terms, the Company records at the time of signing of a research and measurement contract the entire amount of the contract billable as a fee receivable, which represents a legally enforceable claim, and a corresponding amount as deferred revenue. All research and measurement contracts are non-cancelable and non-refundable, except for government contracts, which have a 30-day cancellation clause. Government contracts have not produced material cancellations to date. The Company also records the related commission obligation upon the signing of the contract and amortizes the corresponding deferred commission expense over the contract period in which the related revenues are earned and amortized to income.

Cash and cash equivalents. Marketable securities that mature within three months of purchase are considered cash equivalents. Investments with maturities of more than three months are classified as marketable securities. During the year ended September 30, 1999, the Company sold all debt securities with maturities of more than three months at the amortized cost of $43.2 million to finance a portion of the Company's recapitalization (see Note 15--Recapitalization).

Investments in equity securities. The Company accounts for its investments in publicly traded equity securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). In accordance with FAS 115, unrealized gains on marketable investments are classified as available-for-sale securities and are carried net of tax as a component of Accumulated other comprehensive income in the Stockholders' equity section of the Consolidated Balance Sheets. Investments that are not publicly traded are carried at cost. A decline in the market value of an available-for-sale investment below cost deemed to be other than temporary results in a reduction in the carrying value amount to fair value. The impairment would be charged to earnings and a new cost basis for the security established. The cost of equity securities sold is based on specific identification. Publicly traded equity securities that are expected to be sold within one year of the balance sheet date are classified as Marketable equity securities on the Consolidated Balance Sheets. All other investments are included in Other assets on the Consolidated Balance Sheets.

Property, equipment and leasehold improvements. Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining term of the related leases.

Impairment of long-lived assets and intangible assets. The Company reviews long-lived assets and intangible assets for impairment based upon a number of factors, including operating results, business plans, budgets, economic projections and changes in management's strategic direction. Management's policy regarding long-lived assets and intangible assets is to evaluate the recoverability of these assets by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. Should events or circumstances indicate that the carrying value may not be recoverable based on undiscounted future operating cash flows, an impairment loss would be recognized by the Company. The amount of goodwill impairment, if any, is measured based on the difference between projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds and the carrying value of the goodwill.

                               GARTNER GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Software development costs. The Company capitalizes certain computer software development costs and enhancements upon the establishment of technological feasibility, limited to the net realizable value of the software product, and ceases when the software product is available for general release to clients. Until these products reach technological feasibility, all costs related to development efforts are charged to expense. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing, and documentation, are capitalized. Amortization of software development costs is provided on a product-by-product basis over the estimated economic life of the software, generally two years, using the straight-line method. Amortization of capitalized computer software development costs begins when the products are available for general release to customers. Additionally, the Company capitalizes certain costs that are incurred to purchase or to create and implement internal use software. The Company performs periodic reviews to ensure that unamortized capitalized software development costs remain recoverable from future revenue.

Intangible assets. Intangible assets include goodwill, non-compete agreements, tradenames and other intangibles. Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the tangible and identifiable intangible net assets acquired. Amortization is recorded using the straight-line method over periods ranging from three to thirty years. Non-compete agreements are being amortized on a straight-line basis over the period of the agreement ranging from two to five years. Tradenames are being amortized on a straight-line basis over their estimated useful lives ranging from nine to twelve years.

Foreign currency translation. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of stockholders' equity. Currency transaction gains or losses arising from transactions of the Company in currencies other that the functional currency are included in results of operations.

Income taxes. Deferred tax assets and liabilities are recognized based on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. The provision for income taxes is the sum of the amount of income tax paid or payable for the year as determined by applying the provisions of enacted tax laws to taxable income for that year and the net changes during the year in the Company's deferred tax assets and liabilities. Undistributed earnings of subsidiaries outside of the U.S. amounted to approximately $33.0 million as of September 30, 2000, and will either be indefinitely reinvested or remitted substantially free of U.S. tax. Accordingly, no material provision has been made for taxes that may be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability. The Company credits additional paid-in capital for realized tax benefits arising from stock transactions with employees. The tax benefit on a nonqualified stock option is equal to the tax effect of the difference between the market price of a share of the Company's common stock on the exercise and grant dates.

Fair value of financial instruments. The Company's financial instruments include cash, trade receivables and payables, and accruals which are short-term in nature. Accordingly, the carrying amounts of these financial instruments approximate their fair value (see Note 11 regarding forward purchase agreements). Investments in publicly traded equity securities are valued based on quoted market prices. Investments in equity securities that are not publicly traded are valued at cost, which approximates fair market value.

Long-term debt consists of a senior revolving credit facility and $300.0 million of 6% convertible subordinated notes (see Note 9 -- Long-Term Debt). The carrying amount of long-term debt under the senior revolving credit facility approximates fair value as the rates of interest on the revolving credit facility approximate current market rates of interest for similar instruments with comparable maturities. At September 30, 2000, there were no amounts outstanding under the revolving credit facility. The Company believes that it is not practical to estimate a fair value different from the carrying face value of the convertible subordinated notes given the numerous features that are unique to these convertible notes.

Concentrations of credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and fees receivable. Concentrations of credit risk with respect to fees receivable are limited due to the large number of clients comprising the Company's client base and their dispersion across many different industries and geographic regions.

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

Reclassifications. In July 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-15, "Classification in the

                               GARTNER GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option" which requires that stock option income tax benefits be classified as cash from operations in the cash flows statement. Prior period Consolidated Statements of Cash Flows have been restated to conform to this presentation. Certain other reclassifications have been made in the prior years financial statements to conform with the year ended September 30, 2000 presentation.

NOTE 2 : BUSINESS ACQUISITIONS

On October 7, 1998, the Company acquired all the assets and assumed the liabilities of Griggs-Anderson, Inc., for $10.9 million in cash and 305,808 shares of Class A Common Stock of the Company, which had an approximate fair market value of $7.3 million. Griggs-Anderson, Inc. provides custom market research to vendors in the technology marketplace, research and surveys for the evaluation of Web sites for effectiveness of content, technical performance, ease of navigation, impact of graphics, and demographic profiles of users. The acquisition was accounted for by the purchase method and the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon estimated fair values at the date of acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was $16.9 million, of which $15.5 million has been recorded as goodwill, which is being amortized over 30 years. In addition, $1.4 million of the purchase price was allocated to a non-compete agreement which is being amortized over 5 years.

     On November 13, 1998, the Company acquired all of the outstanding shares of Wentworth Research, Limited ("Wentworth") for $8.3 million in cash. Wentworth provides research and advisory services to chief information officers and the senior information technology management community in the United Kingdom and Hong Kong. The acquisition was accounted for by the purchase method, and the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon estimated fair values at the date of acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was approximately $10.5 million, of which $9.7 million has been recorded as goodwill, which is being amortized over 30 years. In addition, $0.8 million of the purchase price was allocated to a non-compete agreement which is being amortized over 2 years.

     On January 1, 1999, the Company acquired all of the assets and assumed the liabilities of G2R, Inc. ("G2R") for $7.8 million in cash and 358,333 shares of Class A Common Stock of the Company which had an approximate fair market value of $7.8 million. G2R is a provider of research and consulting services to IT product vendors and professional services and outsourcing firms. The acquisition was accounted for by the purchase method and the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon estimated fair values at the date of acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was approximately $13.4 million, of which $12.6 million has been recorded as goodwill, which is being amortized over 30 years. In addition, $0.8 million of the purchase price was allocated to a non-compete agreement which is being amortized over 4 years.

     On July 30, 1999, the Company acquired all of the outstanding shares of The Warner Group ("Warner") for $18.0 million in cash. Warner is a leading management consulting firm specializing in information technology, communications technology and performance improvement for government agency clients. The acquisition was accounted for by the purchase method, and the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon estimated fair values at the date of acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was approximately $15.2 million, of which $14.3 million has been recorded as goodwill and is being amortized over 30 years. In addition, $0.9 million of the purchase price was allocated to non-compete agreements which are being amortized over 2 and 5 years.

     On October 29, 1999, the Company acquired a 70% ownership interest in cPulse, LLC ("cPulse") for $2.5 million in cash and a $1.0 million note payable on the first anniversary date of the acquisition. Additional consideration is payable as a percentage of 2001 and 2002 net revenues of cPulse. cPulse provides a Web-satisfaction monitoring service that enables companies to prioritize their Web investments and evaluate the effectiveness of changes through customer satisfaction intelligence. The acquisition was accounted for by the purchase method. Approximately $3.3 million of the purchase price was allocated to goodwill, which is being amortized over 5 years and $0.2 million of the purchase price was allocated to a non-compete agreement, which is being amortized over 3 years. Any additional consideration will be recorded as goodwill.

     On November 30, 1999, the Company acquired all of the outstanding shares of Computer Financial Consultants Limited ("CFC") for $16.0 million in cash. CFC provides senior executives in IT and purchasing with assistance intended to enhance the procurement of IT related products and services. The acquisition was accounted for by the purchase method and the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon estimated fair values at the date of the acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was approximately $11.6 million, of which $11.0 million has been allocated to goodwill and is being amortized over 30 years. In addition, $0.6 million of the purchase price was

                               GARTNER GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


allocated to a non-compete agreement which is being amortized over 5 years.

     On December 10, 1999, the Company acquired all of the assets and assumed the liabilities of Rendall and Associates, Inc. ("Rendall") for $12.0 million in cash. Rendall provides strategic planning advice, feasibility and competitive analysis and research on the telecommunications market, technologies, regulation and public policies. Additionally, Rendall provides technical expertise in broadband technologies. The acquisition was accounted for by the purchase method and the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon estimated fair values at the date of the acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was approximately $11.1 million, of which $9.9 million has been allocated to goodwill and is being amortized over 20 years. In addition, $1.2 million of the purchase price was allocated to a non-compete agreement which is being amortized over 5 years.

     On March 21, 2000, the Company acquired 90% of the outstanding common stock of TechRepublic, Inc. ("TechRepublic") for approximately $78.5 million in cash. TechRepublic is an online destination developed exclusively for IT professionals by IT professionals and provides career insight, community interaction, and customized content to CIOs, IT managers, network administrators, support professionals, training providers, and other enterprise computing professionals. The TechRepublic Web site offerings include IT industry news, newsletters, analysis, columns, articles, downloads, forums, event listings and job, peer and vendor directories. The acquisition was accounted for by the purchase method and the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon estimated fair values at the date of the acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was approximately $83.0 million, of which $79.3 million has been allocated to goodwill (non-deductible for tax purposes) and is being amortized over 3 years. In addition, $3.7 million of the purchase price was allocated to non-compete agreements which are being amortized over 3 years.

     The following unaudited pro forma consolidated results of operations are presented as if the acquisition of TechRepublic had been made at the beginning of fiscal 1999 (in thousands, except per share data). The effects of the other fiscal 2000 acquisitions on the consolidated financial statements are not significant and have been excluded from the pro forma presentation.

          YEAR ENDED SEPTEMBER 30,                       2000       1999
          ----------------------------------------------------------------
          Total revenues                               $859,730   $734,775
          Income before extraordinary loss             $  7,382   $ 53,211
          Net income                                   $  5,653   $ 53,211
          Diluted earnings per common share before
             extraordinary loss                        $   0.08   $   0.51
          Diluted earnings per common share            $   0.06   $   0.51
                                                       ========   ========

     The unaudited pro forma information is not necessarily indicative of the combined results of operations that might have occurred had the purchase been effective at the beginning of fiscal 1999.

     On August 24, 2000, a majority-owned subsidiary of the Company acquired the outstanding common stock of IT-Radar.com, Inc. ("ITRadar") for approximately $6.4 million in cash and 419,287 shares of Common Stock of TechRepublic, which had an approximate fair market value of $2.0 million. Additional consideration of up to 1,530,398 shares of Common Stock of TechRepublic is payable contingent based upon the achievement of future targeted earnings. ITRadar is a business-to-business information technology marketplace that connects buyers and sellers of information technology services. ITRadar's proprietary technology streamlines the vendor-selection process and enables information technology services buyers to more rapidly identify, evaluate, and engage with information technology providers. The acquisition was accounted for by the purchase method and the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon estimated fair values at the date of the acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was approximately $10.6 million, which has been allocated to goodwill and is being amortized over 3 years. Any additional consideration paid will be recorded as goodwill.

     During 2000, the Company completed additional acquisitions for consideration of $7.2 million in cash. During 1999, the Company completed additional acquisitions for consideration of $16.1 million in cash. These acquisitions have been accounted for under the purchase method and substantially all of the purchase price has been assigned to goodwill.

     On October 2, 2000, the Company acquired all of the assets and assumed the liabilities of Solista Global LLC. ("Solista") for approximately $7.0 million in cash. An additional $2.0 million of purchase price is contingent based upon the achievement of certain financial targets in the future. Solista is a provider of strategic consulting services that merge technology and business expertise to help clients build strategies for the digital world. The acquisition was accounted for under the purchase method.

NOTE 3 : NET GAIN (LOSS) ON SALE OF INVESTMENTS

                               GARTNER GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


On October 7, 1999, Jupiter Communications, Inc. ("Jupiter") completed its initial public offering at $21.00 per share of common stock. Upon completion of Jupiter's initial public offering, the Company owned 4,028,503 shares of Jupiter's outstanding common stock. The change in the Company's proportionate share of Jupiter's equity resulted in the Company's write-up of the investment by approximately $15.4 million and increases in deferred tax liability and additional paid-in capital of approximately $7.1 million and $8.3 million, respectively. During the quarter ended June 30, 2000, the Company's investment decreased below 20% of Jupiter's outstanding common stock. Because the Company had concluded it no longer exercised significant influence over Jupiter, it changed its method of accounting for this investment from the equity method to the cost method. During the year ended September 30, 2000, the Company sold 1,995,950 shares for net cash proceeds of $55.5 million at an average price of $27.81 per share for a pre-tax gain of $42.9 million. In September 2000, Jupiter merged with Media Metrix, Inc., creating Jupiter Media Metrix. Jupiter shareholders received 0.946 shares of Jupiter Media Metrix for each share of Jupiter that they owned. At the date of the merger, the Company owned 2,032,553 shares of Jupiter, which were exchanged for shares of Jupiter Media Metrix. At September 30, 2000, the Company's investment of 1,922,795 shares of Jupiter Media Metrix had a fair market value of $30.6 million and is recorded at fair value and is included in Marketable equity securities in the Consolidated Balance Sheets at September 30, 2000.

     On September 1, 1998, the Company sold GartnerLearning, a division of the Company that provides technology based training and services for IT professionals to NETg Inc. ("NETg"), a subsidiary of Harcourt, Inc. (formerly Harcourt Brace & Company), for $5.0 million in cash and an 8% equity interest in NETg. In addition, the Company received a put option, which would allow the Company to sell its 8% equity interest to an affiliate of Harcourt, Inc. for $48.0 million in cash. This put option was exercisable for two years beginning on September 1, 2002, if certain conditions were met. The Company's 8% interest in NETg was independently appraised at $42.5 million on the date of sale and has been included in Other assets in the Consolidated Balance Sheets at September 30, 1999. Including transaction costs related to the sale of $3.8 million, the pre-tax loss on sale of GartnerLearning was approximately $2.0 million.

     On June 30, 2000, the Company sold its 8% investment in NETg for $36.0 million in cash to an affiliate of Harcourt, Inc. resulting in a pre-tax loss of approximately $6.6 million. The Company received the cash proceeds on July 7, 2000. In addition, the Company negotiated the settlement of a joint venture agreement associated with the sale of GartnerLearning for approximately $6.7 million.

NOTE 4 : INVESTMENTS

In addition to equity securities owned directly by the Company and through SI Venture Associates, LLC ("SI I"), a wholly owned affiliate, the Company owns 34% of SI Venture Fund II, L.P. ("SI II"). Both entities are engaged in making venture capital investments in early to mid-stage IT-based or Internet-enabled companies. Both entities are managed pursuant to a management contract with SI Services Company, LLC, an entity controlled by the current Chairman of the Board of the Company and a former officer of the Company. The accounts of SI I are included in the Company's Consolidated Financial Statements. The Company's investment in SI II is recorded on the equity method. The Company has a total investment commitment to SI I and SI II of $10.0 million and $30.0 million, respectively, of which $7.4 million of the SI II commitment remains unfunded at September 30, 2000. This remaining commitment is expected to be funded in fiscal 2001.

     A summary of the Company's investments in marketable equity securities and cost based investments at September 30, 2000 is as follows (in thousands):

                                                       GROSS        GROSS
                                                  UNREALIZED   UNREALIZED
                                           COST        GAINS       LOSSES    FAIR VALUE
        -------------------------------------------------------------------------------
        Marketable equity securities
          available for sale           $ 14,205   $   21,265   $      (66)   $   35,404
        Other investments                18,349           --           --        18,349
                                       --------   ----------   ----------    ----------
                Total                  $ 32,554   $   21,265   $      (66)   $   53,753
                                       ========   ==========   ==========    ==========

At September 30, 1999, the Company had $65.3 million in cost based investments.

     Also included in Other assets in the Consolidated Balance Sheets is the Company's equity method investment in SI II which amounted to $28.7 million and $9.9 million at September 30, 2000 and 1999, respectively. The Company's share of equity loss in SI II as of September 30, 2000 amounted to $0.1 million. In addition, for the year ended September 30, 2000 the Company recorded $6.4 million of its share of net unrealized holding gains in available for sale equity securities owned by SI II.

                               GARTNER GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 5 : OTHER CHARGES

During 1999, the Company recorded other charges related to reorganization and recapitalization of approximately $23.4 million on a pre-tax basis. Approximately $14.2 million of the charge related to certain job eliminations associated with certain strategic reduction in force initiatives. Approximately $9.2 million of the other charge pertained to legal and advisory fees associated with the Company's recapitalization (see Note 15--Recapitalization).

     During 1998, the Company recorded other charges, primarily consisting of relocation and severance costs, totaling approximately $2.8 million related to the Company's relocation of certain accounting and order processing operations from Stamford, Connecticut to a new financial services center in Ft. Myers, Florida. These expenses are presented as Other charges in the Consolidated Statements of Operations.

NOTE 6 : PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment and leasehold improvements, less accumulated depreciation and amortization consist of the following (in thousands):

                                                               SEPTEMBER 30,
                                            USEFUL LIFE    --------------------
                                                 (YEARS)     2000         1999
          ----------------------------------------------------------------------
          Computer equipment and software           2-3    $111,151    $ 75,780
          Furniture and equipment                   3-8      47,879      42,737
          Leasehold improvements                   2-15      29,891      23,955
                                                           --------    --------
                                                            188,921     142,472
          Less--accumulated depreciation
              and amortization                              (97,662)    (78,880)
                                                           --------    --------
                                                           $ 91,259    $ 63,592
                                                           ========    ========

     At September 30, 2000 and 1999, development costs for internal use software were $26.3 million and $16.4 million, respectively, net of accumulated amortization of $10.3 million and $3.1 million, respectively. Amortization of capitalized internal software development costs totaled $7.2 million, $2.3 million and $0.8 million in fiscal 2000, 1999 and 1998, respectively.

NOTE 7 : INTANGIBLE ASSETS, NET

Intangible assets, less accumulated amortization, consist of the following (in thousands):

                                                                SEPTEMBER 30,
                                            AMORTIZATION    --------------------
                                           PERIOD (YEARS)     2000        1999
          ----------------------------------------------------------------------
          Goodwill                                  3-30    $352,482    $237,933
          Non-compete agreements                     2-5      15,733      10,600
          Tradenames                                9-12       2,247       3,140
                                                            --------    --------
                                                             370,462     251,673
          Less--accumulated amortization                     (55,265)    (28,573)
                                                            --------    --------
                                                            $315,197    $223,100
                                                            ========    ========

NOTE 8 : ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

                                                          SEPTEMBER 30,
                                                      --------------------
                                                        2000        1999
          ----------------------------------------------------------------
          Taxes payable                               $ 51,100    $ 26,491
          Payroll and related benefits payable          44,099      25,955
          Commissions payable                           33,985      23,235
          Accounts payable                              25,981       8,917
          Current deferred tax payable                   9,344         515
          Other accrued liabilities                     32,325      32,250
                                                      --------    --------
                                                      $196,834    $117,363
                                                      ========    ========

                               GARTNER GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 9 : LONG-TERM DEBT

On July 16, 1999, the Company entered into an unsecured Credit Agreement with The Chase Manhattan Bank, as administrative agent for the participating financial institutions thereunder, providing for a maximum of $500.0 million of credit facilities, consisting of a $350.0 million term loan and a $150.0 million senior revolving credit facility. On February 25, 2000, the Company modified certain financial and other covenants to permit the TechRepublic acquisition and issuance of convertible debt. Loans under the revolving facility will be available for five years, subject to certain customary conditions on the date of any such loan. On July 17, 2000, the Company entered into a second amendment to the Credit Agreement. Under this amendment, the Company agreed to refinance all existing indebtedness and to repay in full and terminate the term loans drawn under the existing Credit Agreement. As part of the second amendment to the Credit Agreement, the Company entered into a senior revolving credit facility totaling a maximum aggregate principal amount of up to $200.0 million. In connection with the extinguishment of the term loan, the Company wrote off $2.9 million, net of tax benefit of $1.2 million, of deferred debt issuance costs in the fourth quarter of fiscal 2000. The charge was recorded as an extraordinary loss. At September 30, 2000, there were no amounts outstanding under the revolving credit facility. A commitment fee of 0.30% to 0.50% is paid on the unused revolving credit amount. Pursuant to certain financial covenants of the revolving credit facility, the Company had available $121.9 million of borrowings at September 30, 2000. The weighted average interest rate on borrowings was 7.6% for the year ended September 30, 2000.

In connection with the TechRepublic acquisition entered into on March 21, 2000, the Company issued in a private placement transaction on April 17, 2000, $300.0 million of 6% convertible subordinated notes (the "convertible notes") to Silver Lake Partners, L.P. ("Silver Lake") and certain of Silver Lake's affiliates. The convertible notes mature in April 2005. The convertible notes accrue interest at 6% per annum. Interest accrues semiannually by a corresponding increase in the face amount of the convertible notes commencing September 15, 2000. Accordingly, $7.4 million has been added to the face amount of the convertible notes balance outstanding at September 30, 2000. The convertible notes are convertible into shares of the Company's Class A Common Stock, commencing April 17, 2003, at an initial price of $15.87 per share. On the first anniversary date of issuance of the convertible notes, April 17, 2001, the conversion price will be adjusted, or reset, to be equal to the lower of the initial conversion price of $15.87 per share or, if the average closing price over the thirty trading day period ending April 17, 2001 is less than $14.43, a price equal to a 10% premium to the average closing price over that same period. In the event the conversion price is subject to downward adjustment due to the first anniversary reset provision, the Company can elect to redeem the convertible notes in whole, but not in part, for 125% of the then outstanding face amount subject to certain restrictions unless a majority of the convertible noteholders elect to waive the reset. At the Company's option, the conversion rights can be settled in cash based on the market price of the Class A Common Stock at the time of conversion. The Company has also granted to Silver Lake an option to acquire 5% of the fully diluted capital stock of TechRepublic at an exercise price equal to the Company's per share purchase price at date of acquisition. In the event TechRepublic were to issue to the Company options, warrants, convertible securities or capital stock, Silver Lake would receive options sufficient to maintain its 5% interest at an exercise price equal to the price of the shares issued or the exercise or conversion price of the options, warrants or convertible securities issued. Additionally, the option grants Silver Lake the right to acquire 5% of any Company subsidiary that is spun off or spun out at 80% of the initial public offering price. The Company has valued the option at $1.0 million, which has been recorded as a discount to the convertible notes and is included in Additional paid-in capital on the Consolidated Balance Sheets at September 30, 2000. As part of the transaction, two Silver Lake representatives have been elected to the Company's ten member Board of Directors. The Company may call the convertible notes for redemption any time after April 17, 2003. On April 18, 2000, $200.0 million of the proceeds were used to pay down term loan borrowings under the Credit Agreement. The Company incurred $7.9 million of transaction and advisory fees related to the transaction. These fees are being amortized over the life of the debt using the effective interest method.

     Letters of credit are issued by the Company in the ordinary course of business. At September 30, 2000, the Company had outstanding letters of credit with Chase Manhattan Bank for $1.5 million and with The Bank of New York for $2.0 million.

NOTE 10 : COMMITMENTS AND CONTINGENCIES

The Company leases various facilities, furniture and computer equipment under operating lease arrangements expiring between 2000 and 2026. Future minimum annual payments under non-cancelable operating lease agreements at September 30, 2000 are as follows (in thousands):

                               GARTNER GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


          YEAR ENDED SEPTEMBER 30,
          ------------------------------------------------------------
          2001                                                $ 27,322
          2002                                                  17,772
          2003                                                  15,928
          2004                                                  14,211
          2005                                                  13,110
          Thereafter                                           103,918
                                                              --------
          Total minimum lease payments                        $192,261
                                                              ========

     Rental expense for operating leases, net of sublease income, was $30.6 million, $24.4 million, and $21.3 million for the years ended September 30, 2000, 1999 and 1998, respectively. The Company has commitments with two facilities management companies for printing, copying, mailroom and other related services. The minimum annual obligations under these service agreements are $4.7 million for 2000, $4.0 million for 2001, $4.0 million for 2002, and $1.3 million for 2003.

     In addition, the Company has a remaining commitment to repurchase 662,363 shares of Class A Common Stock and 4,128 shares of Class B Common Stock. on the open market by July 2001 as part of its recapitalization (see Note 15--Recapitalization).

     The Company is involved in legal proceedings and litigation arising in the ordinary course of business. The Company believes the outcome of all current proceedings, claims and litigation will not have a material effect on the Company's financial position or results of operations when resolved in a future period.

NOTE 11 : STOCKHOLDERS' EQUITY

Capital stock. Class A Common Stock and Class B Common Stock stockholders are entitled to one vote per share on all matters to be voted by stockholders, other than the election of directors. Class A Common Stock stockholders are entitled to one vote per share on the election of Class A directors, which constitute no more than 20% of the directors, and Class B Common Stock stockholders are entitled to one vote per share on the election of Class B directors, which constitute at least 80% of the directors.

Stock option plans and warrants. Under the terms of the 1991 Stock Option Plan, the Board of Directors may grant non-qualified and incentive options, entitling employees to purchase shares of the Company's common stock at the fair market value on the date of grant. The Board can determine the date on which options vest and become exercisable. A total of 32,800,000 shares of Class A Common Stock have been reserved for issuance under this plan. At September 30, 2000 and 1999, 1,354,876 and 5,948,420 options were available for grant, respectively.

     In January 1993, the Company adopted the 1993 Director Option Plan, a stock option plan for directors, and reserved an aggregate of 1,200,000 shares of Class A Common Stock for issuance under this plan. The plan currently provides for the automatic grant of 15,000 options to purchase shares of Class A Common Stock to each non-employee director upon first becoming an outside director and the automatic grant of an option to purchase an additional 7,000 shares of Class A Common Stock annually based on continuous service as an outside director. The exercise price of each option granted under the plan is equal to the fair market value of the Class A Common Stock at the date of grant. Options granted are subject to cumulative yearly vesting over a three-year period after the date of grant. At September 30, 2000 and 1999, 464,635 and 526,000 options were available for grant, respectively.

     In October 1994, the Board of Directors and stockholders of the Company approved the adoption of a Long Term Stock Option Plan and the reservation of an aggregate of 6,560,000 shares of Class A Common Stock for issuance thereunder. The purpose of the plan is to provide to senior personnel long-term equity participation in the Company as an incentive to promote the long-term success of the Company. The exercise price of each option granted under the plan is equal to the fair market value of the Class A Common Stock at the date of grant. All options granted under the plan vest and become fully exercisable five years following the date of grant, based on continued employment, and have a term of ten years from the date of grant assuming continued employment. Vesting and exercisability accelerates upon achievement of certain financial performance targets determined by the Board of Directors. If the financial performance targets are met for the year of grant in accordance with parameters as set by the Board at its sole discretion, 25% of the shares granted become exercisable on the first anniversary date following the date of grant and, if cumulative financial performance targets are met for both the first and second years following the date of grant, a second 25% become exercisable three years following the date of grant. If cumulative financial performance targets are met for all three years following the date of grant, a third 25% become exercisable on the fourth anniversary date following the date of grant and the final 25% become exercisable on the fifth anniversary following the date of grant. Based on cumulative performance through 2000, 1,996,195 shares were exercisable on September 30, 2000. At September 30, 2000 and 1999, 600,250 and 624,000 options were available for grant, respectively.

                               GARTNER GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     In October 1996, the Company adopted the 1996 Long Term Stock Option Plan. Under the terms of the plan, the Board of Directors may grant non-qualified and incentive options, entitling employees to purchase shares of the Company's common stock at the fair market value at the date of option grant. A total of 1,800,000 shares of Class A Common Stock was reserved for issuance under this plan. All options granted under the plan vest and become fully exercisable six years following the date of grant, based on continued employment, and have a term of ten years from the date of grant assuming continued employment. Vesting and exercisability accelerates upon achievement of certain financial performance targets determined by the Board of Directors. If financial performance targets are met in the year of grant in accordance with parameters as set by the Board in its sole discretion, 25% of the shares granted become exercisable on the third anniversary date following the date of grant. If cumulative financial performance targets are met for both the first and second years following the date of grant, a second 25% become exercisable three years following the date of grant. If financial performance targets are met cumulatively for all three years following the date of grant, a third 25% become exercisable on the fourth anniversary date following the date of grant and the final 25% become exercisable on the fifth anniversary following the date of grant. Based on 1997 and 1998 performance, 501,250 options were exercisable on September 30, 2000. Based on 1999 performance, an additional 194,500 will vest in 2001. At September 30, 2000 and 1999, 812,000 and 473,000 options to purchase common stock were available for grant, respectively.

     In October 1998, the Company adopted the 1998 Long Term Stock Option Plan. Under the terms of the plan, the Board of Directors may grant non-qualified and incentive options, entitling employees to purchase shares of the Company's common stock at the fair market value at the date of option or restricted stock grant. A total of 2,500,000 shares of Class A Common Stock was reserved for issuance under this plan. All options currently granted under the plan vest and become fully exercisable six years following the date of grant, based on continued employment, and have a term of ten years from the date of grant assuming continued employment. Vesting and exercisability accelerates upon achievement of certain financial performance targets determined by the Board of Directors. If financial performance targets are met in the year of grant in accordance with parameters as set by the Board in its sole discretion, 25% of the shares granted become exercisable in the third anniversary date following the date of grant. If cumulative financial performance targets are met for both the first and second years following the date of grant, a second 25% become exercisable three years following the date of grant. If financial performance targets are met cumulatively for all three years following the date of grant, a third 25% become exercisable on the fourth anniversary date following the date of grant and the final 25% become exercisable on the fifth anniversary following the date of grant. Based on cumulative 2000 performance, no vesting has accelerated; however, if cumulative financial performance targets are met for 1999, 2000 and 2001, vesting may still accelerate. At September 30, 2000, 662,001 options to purchase common stock were available for grant.

     In November 1999, the Company adopted the 1999 Stock Option Plan. Under the terms of the plan, the Board of Directors may grant non-qualified and incentive stock options and other awards to eligible employees and consultants. The Company's directors and most highly compensated executive officers are not eligible for awards under the plan. A total of 20,000,000 shares of Class A Common Stock was reserved for issuance under this plan. Substantially all of the options currently granted under the plan vest and become fully exercisable each year for three years in equal installments following the date of grant, based on continued employment, and have a term of ten years from the date of grant assuming continued employment. A total of 9,776,090 options to purchase common stock were available for grant under the 1999 Stock Option Plan at September 30, 2000.

On December 15, 1998, the Company adopted an option exchange program that allowed the exchange of certain stock options granted from July 1998 through April 1998 for options with an exercise price of $20.46. In total, options to purchase 4,737,400 shares of common stock were exchanged under this program. The original vesting schedules and expiration dates associated with these stock options were also amended to commence with the stock option exchange program date. Pursuant to APB No. 25, "Accounting for Stock Issued to Employees" and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", no compensation expense was recognized upon the exchange. These amounts have been included as granted and canceled options during 1999 in the summary activity table shown below.

     In connection with the recapitalization (see Note 15 -- Recapitalization), substantially all options with an exercise price below the fair market value of the stock on the effective date were reduced to maintain the ratio of the exercise price to the fair market value of the stock prior to the special, nonrecurring cash dividend, which was $1.1945 per share. The exercise prices of options with an exercise price equal to or greater than the fair market value of the stock on the effective date were reduced by an amount equal to the dividend per share paid by the Company. No changes were made in either the number of shares of common stock covered or in the vesting schedule of the options. Pursuant to EITF 90-9, "Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring", the changes to the exercise price of the outstanding fixed stock option grants made to restore the option holder's economic position did not result in compensation expense recognition.

                               GARTNER GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     A summary of stock option activity under the plans and agreement through September 30, 2000 follows:

                                                                    WEIGHTED
                                                       CLASS A       AVERAGE
                                                  COMMON STOCK      EXERCISE
                                                  UNDER OPTION         PRICE
          ------------------------------------------------------------------
          Outstanding at September 30, 1997         17,821,350     $  11.462
              Granted                                5,060,949     $  33.329
              Exercised                             (5,370,690)    $   6.716
              Canceled                              (1,380,577)    $  20.539
                                                    ----------     ---------
          Outstanding at September 30, 1998         16,131,032     $  19.086
              Granted                               11,818,259     $  20.946
              Exercised                             (2,648,169)    $   6.810
              Canceled                              (7,511,554)    $  21.637
                                                    ----------     ---------
          Outstanding at September 30, 1999         17,789,568     $  17.475
              Granted                               18,256,310     $  11.859
              Exercised                             (1,379,306)    $   5.886
              Canceled                              (4,099,846)    $  17.240
                                                    ----------     ---------
          Outstanding at September 30, 2000         30,566,726     $  14.669
                                                    ==========     =========

     Options for the purchase of 6,754,574 and 4,417,986 shares of Class A Common Stock were exercisable at September 30, 2000 and 1999, respectively.

     The following table summarizes information about stock options outstanding at September 30, 2000:

                                                        WEIGHTED       AVERAGE
                                                         AVERAGE     REMAINING
                 RANGE OF        NUMBER        NUMBER   EXERCISE   CONTRACTUAL
          EXERCISE PRICES   OUTSTANDING   EXERCISABLE      PRICE   LIFE (YEARS)
          --------------------------------------------------------------------
            $  1.00- 4.83       173,430       138,430   $   3.36          1.71
            $  5.51- 9.69     2,253,650     2,253,650   $   7.02          3.95
            $ 10.28-14.56    15,149,040       108,540   $  11.41          9.25
            $ 15.67-19.90     8,916,728     3,013,620   $  18.35          7.91
            $ 20.46-24.49     3,564,878       900,970   $  22.29          8.16
            $ 25.18-37.29       509,000       339,364   $  31.36          6.17
                            -----------   -----------
                             30,566,726     6,754,574
                            ===========   ===========

     A warrant expiring December 1, 2000 to purchase 599,400 shares of Class A Common Stock at $16.42 per share is held by IMS Health.

Employee stock purchase plan. In January 1993, the Company adopted an employee stock purchase plan, and reserved an aggregate of 4,000,000 shares of Class A Common Stock for issuance under this plan. The plan permits eligible employees to purchase Class A Common Stock through payroll deductions, which may not exceed 10% of an employee's compensation (or $21,250 in any calendar year), at a price equal to 85% of the Class A Common Stock price as reported by NYSE at the beginning or end of each offering period, whichever is lower. During the year ended September 30, 2000, 394,279 shares were issued from treasury stock at an average purchase price of $12.59 per share in conjunction with this plan. At September 30, 2000, 1,429,406 shares were available under the plan.

Restricted stock awards. Beginning in 1998, the Company granted restricted stock awards under the 1991 Stock Option Plan and the 1998 Long Term Stock Option Plan. The restricted stock awards vest in six equal installments with the first installment vesting two years after the grant and then annually thereafter. Recipients are not required to provide consideration to the Company other than rendering service and have the right to vote the shares and to receive dividends. The restricted stock may not be sold by the employee during the vesting period. In 1999, the Company also granted 35,000 stock options under the 1998 Long Term Stock Option Plan with an exercise price of $1.00 per share that vest on the same basis as the restricted stock awards to certain international employees. Such stock options had a fair market value of $23.25 per stock option on the date of grant. At September 30, 2000, a total of 377,500 restricted shares of Class A Common Stock are outstanding at a weighted average market value of $21.37 per share. In 2000, the Company granted a restricted stock award of 50,000 shares with a fair market value of $13.00 per share. During 2000, there were forfeitures and accelerated grants of 77,500 shares and 12,000 shares, respectively. At September 30, 2000 the aggregate market value of the restricted stock awards and stock option grants was $8.9 million. Total compensation expense recognized for the restricted stock

                               GARTNER GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

awards and option grants was $1.1 million and $1.7 million for 2000 and 1999, respectively. Based upon restricted stock awards outstanding at September 30, 2000, the related compensation expense expected to be amortized, without consideration of possible future forfeitures and accelerations of existing grants, is $1.2 million, $1.5 million, and $1.5 million for 2001, 2002, and 2003, respectively.

Stock repurchases. Beginning in 1997, the Company entered into a series of forward purchase agreements to effect the repurchase of 1,600,000 shares of its Class A Common Stock. These agreements are settled quarterly at the Company's option on a net basis in either shares of its own Class A Common Stock or cash. To the extent that the market price of the Company's Class A Common Stock on a settlement date is higher (lower) than the forward purchase price, the net differential is received (paid) by the Company. During the year ended September 30, 1999, four settlements resulted in the Company receiving 155,962 shares of Class A Common Stock (recorded in Treasury stock at no cost) and paying approximately $10.9 million in cash (recorded as a reduction of additional paid-in capital). During the year ended September 30, 2000, four settlements resulted in the Company receiving 155,792 shares of Class A Common Stock and paying approximately $8.2 million in cash. As of September 30, 2000, a forward purchase agreement in place covered approximately $9.3 million or 672,365 shares of Class A Common Stock having forward purchase prices established at $13.81 per share. If the market priced portion of this agreement was settled based on the September 30, 2000 market price of Class A Common Stock ($11.63 per share), the Company would settle under the terms of the forward purchase agreement with a payment of either $1.5 million in cash or 126,316 shares of Class A Common Stock.

     On August 24, 1998, the Company's Board of Directors approved the repurchase of an additional 2,500,000 shares of Class A Common Stock in an effort to offset the dilutive effect of the Company's stock-based employee compensation plans. To date, the Company has repurchased 721,300 shares of Class A Common Stock at a cost of approximately $17.4 million. There are no open commitments to repurchase under this approval. No additional repurchases under this approval are anticipated due to open market repurchase limitations under the terms of the recapitalization.

Stock based compensation. The Company applies the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock-based compensation plans. Accordingly, no compensation cost has been recognized for the fixed stock option plans. Pursuant to the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the following are the pro forma net income and net income per share for the years ended September 30, 2000, 1999, and 1998 had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant date for grants under those plans (in thousands, except per share data):

          YEAR ENDED SEPTEMBER 30,            2000         1999        1998
          -------------------------------------------------------------------
          Net income (loss):
            As reported                     $ 25,546     $ 88,271    $ 88,347
            Pro forma                       $ (3,325)    $ 67,128    $ 58,480
          Net income (loss) per diluted
            common share:
              As reported                   $   0.29     $   0.84    $   0.84
              Pro forma                     $  (0.04)    $   0.64    $   0.55
                                            ========     ========    ========

     The pro forma disclosures shown above reflect options granted after the year ended September 30, 1995 and are not likely to be representative of the effects on net income and net income per common share in future years.

     The fair value of the Company's stock plans used to compute pro forma net income and diluted earnings per share disclosures is the estimated fair value at grant date using the Black-Scholes option pricing model. The following weighted-average assumptions were utilized for stock options granted or modified:

                                               2000          1999          1998
          ----------------------------------------------------------------------
          Expected life (in years)          3.1-5.2       3.1-5.0       2.4-6.4
          Expected volatility                   .44           .40           .40
          Risk-free interest rate        5.76%-6.08%   4.93%-5.82%   4.22%-4.39%
          Expected dividend yield              0.00%         0.00%         0.00%
                                         ----------    ----------    ----------

     The weighted average fair values of the Company's stock options granted in the years ended September 30, 2000, 1999 and 1998 are $6.63, $10.19 and $12.00,
respectively.

                               GARTNER GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 12 : COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share ("EPS") is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings, including stock options, restricted stock awards, and warrants. When the effect of stock options and restricted stock awards is antidilutive they are excluded from the calculation.

     The following table sets forth the required disclosures of the reconciliation of the basic and diluted net earnings per share computations.

          YEAR ENDED SEPTEMBER 30,                2000        1999        1998
          ----------------------------------------------------------------------
          Numerator:
            Net income                          $ 25,546    $ 88,271    $ 88,347
                                                ========    ========    ========
          Denominator:
            Denominator for basic earnings
              per share -- weighted
              average number of
              common shares outstanding           86,564     101,881     100,194
          Effect of dilutive securities:
            Weighted average number of
              common shares under
              warrant outstanding                     --         155         298
            Weighted average number of
              option shares outstanding            2,544       2,567       5,207
                                                --------    --------    --------
            Dilutive potential common shares       2,544       2,722       5,505
                                                --------    --------    --------
            Denominator for diluted earnings
              per share -- adjusted
              weighted average number of
              common shares outstanding           89,108     104,603     105,699
                                                ========    ========    ========
          Basic earnings per common share       $   0.30    $   0.87    $   0.88
                                                ========    ========    ========
          Diluted earnings per common share     $   0.29    $   0.84    $   0.84
                                                ========    ========    ========

     For the years ended September 30, 2000 and 1999, neither unvested restricted stock awards nor options to purchase 14.3 million and 4.3 million shares of Class A Common Stock of the Company with exercise prices greater than the average fair market value of $13.78 and $21.32 for the respective periods were included in the computation of diluted net income per share because their effect would have been antidilutive. Additionally, convertible notes outstanding for the year ended September 30, 2000 representing 8.8 million common shares, if converted, are not included in the computation of diluted net income per share because the effect would have been antidilutive.

NOTE 13 : INCOME TAXES

Following is a summary of the components of income before provision for income taxes and extraordinary loss (in thousands):

          YEAR ENDED SEPTEMBER 30,               2000       1999       1998
          -------------------------------------------------------------------
          U.S                                  $ 27,016   $107,243   $113,589
          Non-U.S                                26,204     32,004     37,532
                                               --------   --------   --------
          Income before provision for income     53,220    139,247    151,121
            tax
          Loss on debt extinguishment             2,881         --         --
                                               --------   --------   --------
          Income before provision for income
            taxes and extraordinary loss       $ 56,101   $139,247   $151,121
                                               ========   ========   ========

     The provision for income tax on the above income consists of the following components (in thousands):

                               GARTNER GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          YEAR ENDED SEPTEMBER 30,                   2000        1999       1998
          ------------------------------------------------------------------------
          Current tax expense from operations:
            U.S. federal                           $ 15,571    $ 18,613   $  2,081
            State and local                          11,373       2,977      2,257
            Foreign                                   7,211       6,533      8,927
                                                   --------    --------   --------
          Total current                              34,155      28,123     13,265
          Deferred tax (benefit) expense:
            U.S. federal                             (5,903)      4,286        921
            State and local                          (2,934)      1,052        552
            Foreign                                  (1,637)      1,310       (567)
                                                   --------    --------   --------
          Total deferred                            (10,474)      6,648        906
                                                   --------    --------   --------
          Total current and deferred                 23,681      34,771     14,171
          Benefit of stock transactions with
            employees                                 4,179      15,878     48,603
          Benefit of purchased tax benefits
            applied to reduce goodwill                  966         327         --
                                                   --------    --------   --------
              Subtotal                               28,826      50,976     62,774
          Current taxes from extraordinary loss:
            U.S. federal tax expense on
              debt extinguishment                      (922)         --         --
            State and local tax
              expense on debt
              extinguishment                           (230)         --         --
                                                   --------    --------   --------
                                                   $ 27,674    $ 50,976   $ 62,774
                                                   ========    ========   ========

     Current and long-term deferred tax assets and liabilities are comprised of the following (in thousands):

          YEAR ENDED SEPTEMBER 30,                  2000           1999
          ---------------------------------------------------------------
          Depreciation and amortization           $  3,052       $  1,585
          Expense accruals for book purposes        11,277          7,495
          Loss and credit carryforwards             13,320          4,622
          Intangible assets                          2,150          1,668
          Other                                      1,420          1,210
                                                  --------       --------
          Gross deferred tax asset                  31,219         16,580
                                                  --------       --------
          Intangible assets                        (12,691)        (8,457)
          Equity interest                          (15,651)        (2,478)
          Other                                       (165)        (1,577)
                                                  --------       --------
          Gross deferred tax liability             (28,507)       (12,512)
                                                  --------       --------
          Valuation allowance                      (10,083)        (3,559)
                                                  --------       --------
          Net deferred tax (liability) asset      $ (7,371)      $    509
                                                  ========       ========

     Current and long-term net deferred tax assets were $0.2 million and $2.2 million as of September 30, 2000 and were $5.7 million and $0 million as of September 30, 1999, respectively, and are included in Prepaid expenses and other current assets and Other assets in the Consolidated Balance Sheets. Current and long-term net deferred tax liabilities were $9.5 million and $0.3 million as of September 30, 2000 and were $0.9 million and $4.3 million as of September 30, 1999, and are included in Accounts payable and accrued liabilities and Other liabilities in the Consolidated Balance Sheets.


     The valuation allowance relates to state and foreign tax loss carryforwards that more likely than not will expire unutilized. The net increase in the valuation allowance of approximately $6.5 million in the current year results primarily from the increase in federal and state tax carryforwards of $4.6 million and $2.1 million, respectively, and the net utilization of foreign tax loss carryforwards of approximately $0.1 million. The tax benefit from such tax loss carryforwards was $0.6 million, $2.5 million, and $1.2 million for fiscal years 2000, 1999, and 1998, respectively. Approximately $6.7 million and $2.6 million of the valuation allowance would reduce goodwill and additional paid-in capital, respectively, upon subsequent recognition of any related tax benefits.

                               GARTNER GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The differences between the U.S. federal statutory income tax rate and the Company's effective rate are:

          YEAR ENDED SEPTEMBER 30,                  2000       1999       1998
          ----------------------------------------------------------------------
          Statutory tax rate                         35.0%      35.0%      35.0%
          State income taxes, net of
              federal benefit                        10.9        3.1        4.3
          Foreign income taxed at a different        (4.3)       1.7        0.7
              rate
          Non-deductible goodwill and direct
              acquisition costs                      13.1        1.1        3.5
          Non-taxable income                         (0.2)      (1.3)      (1.3)
          Exempt foreign trading gross receipts      (1.4)      (2.3)      (1.4)
          Non-deductible recapitalization costs      --          2.2       --
          Settlement of tax exams                    --         (1.8)      --
          Benefit of operating loss and tax
              credit carryforwards                   --         (2.0)      --
          Other items                                (1.1)       0.9        0.7
                                                   ------     ------     ------
          Effective tax rate                         52.0%      36.6%      41.5%
                                                   ======     ======     ======

     As of September 30, 2000, the Company had U.S. federal tax loss carry-forwards of $13.2 million, which will expire in fifteen to twenty years and state and local tax loss carryforwards of $81.1 million, of which $26.8 million will expire within one to five years, $9.4 million will expire within six to fifteen years, and $44.9 million will expire within sixteen to twenty years. In addition, the Company had foreign tax loss carryforwards of $4.3 million, of which $1.3 million will expire within one to five years, and $3.0 million which can be carried forward indefinitely.

     In 1999, the Company incurred $8.6 million of non-deductible recapitalization costs during the year, the tax effect of which was approximately offset by a one-time income tax benefit of $2.5 million related primarily to the settlement of certain tax examinations in the second quarter. In 1998, the sale of GartnerLearning resulted in an additional tax provision of $4.2 million primarily due to the reversal of non-deductible goodwill. The effective tax rate, less the impact of the above mentioned items, was 37% and 39% for 1999 and 1998, respectively.

NOTE 14 : EMPLOYEE BENEFITS

The Company has a savings and investment plan covering substantially all domestic employees. The Company contributes amounts to this plan based upon the level of the employee contributions. In addition, the Company also contributes fixed and discretionary amounts based on employee participation and attainment of operating margins set by the Board of Directors. Amounts expensed in connection with the plan totaled $8.5 million, $6.6 million, and $5.4 million for the years ended September 30, 2000, 1999, and 1998, respectively.

     In addition, the Company has supplemental deferred compensation arrangements for the benefit of certain officers, managers and other key employees. These arrangements are funded by life insurance contracts, which have been purchased by the Company. The plan permits the participants to diversify in marketable equity securities. The value of the assets held, managed and invested, pursuant to the agreement total $7.2 million at September 30, 2000 and are consolidated with those of the Company. The corresponding deferred compensation liability of $8.2 million at September 30, 2000 is recorded at the fair market value of the shares held in a rabbi trust and adjusted, with a corresponding charge or credit to compensation cost, to reflect the fair value of the amount owned by the employee. Total compensation expense recognized for the plan was $1.0 million for 2000.

NOTE 15 : RECAPITALIZATION

The Dun and Bradstreet Corporation ("D&B"), an investor in Information Partners Capital Fund, L.P. ("Fund"), provided a portion of the financing in connection with the acquisition of the Company in October 1990. In April 1993, D&B acquired a majority of the outstanding voting securities of the Company in transactions among the Company, D&B and persons and entities associated with the Fund. On November 1, 1996, D&B transferred ownership of its common stock of the Company to Cognizant Corporation ("Cognizant"), a spinoff of D&B and an independent public company. At the date of transfer, these shares represented 51% of the Company's outstanding common stock. During the year ended September 30, 1997, Cognizant's ownership of the Company's

                               GARTNER GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

outstanding common stock fell below 50%. On June 30, 1998, Cognizant transferred its ownership in the Company to IMS Health Incorporated ("IMS Health"), a spinoff of Cognizant and an independent public company.

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

     The Company also declared a special, nonrecurring cash dividend of $1.1945 per share, payable to all Company stockholders of record as of July 16, 1999. The cash dividend, totaling approximately $125.0 million, was paid on July 22, 1999 and was funded out of existing cash. Also in connection with the Company's recapitalization, the Company agreed to purchase on the open market by July 2001 an aggregate of 5,166,691 shares, allocated between Class A Common Stock and Class B Common Stock in the same proportion as the ratio of the number of shares of each class outstanding on that date.

     Under the terms of the recapitalization agreement, the Company is required to indemnify IMS Health for additional taxes, under certain circumstances, if actions by the Company cause the distribution to become taxable to IMS Health and its stockholders. These actions include the use of stock for substantial acquisitions and the issuance, without regulatory approval, of stock options over set limitations during a two-year period following the recapitalization. In addition, the Company has indemnified IMS Health for any tax liabilities associated with the spinoff that may result from the acquisition of the Company. The Company monitors its actions for compliance in this regard and believes that it is unlikely, within matters under the Company's control, that it will incur any significant costs as a result of its indemnity.

NOTE 16 : SEGMENT INFORMATION

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

     The Company evaluates reportable segment performance and allocates resources based on gross contribution margin. Gross contribution, as presented below, is the profit or loss from operations before interest income and expense, certain selling, general and administrative costs, amortization, income taxes, other charges, and foreign exchange gains and losses. The accounting policies used by the reportable segments are the same as those used by the Company.

     The Company earns revenue from clients in many countries. Other than the United States, the Company's country of domicile, there is no individual country in which revenues from external clients represent 10% or more of the Company's consolidated revenues. Additionally, no single client accounted for 10% or more of total revenue and the loss of a single client, in management's opinion, would not have a material adverse effect on revenues.

     The Company does not identify or allocate assets, including capital expenditures, by operating segment, with the exception of TechRepublic. Accordingly, assets are not being reported by segment, other than TechRepublic, because the information is not available by segment and is not reviewed in the evaluation of performance or making decisions in the allocation of resources. At September 30, 2000, TechRepublic had identifiable tangible assets of $7.5 million. For the year ended September 30, 2000, TechRepublic had capital expenditures totaling $1.6 million and depreciation and amortization expense of $15.3 million.

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

                               GARTNER GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

YEAR ENDED SEPTEMBER 30, 2000                RESEARCH    CONSULTING       EVENTS    TECHREPUBLIC       OTHER       CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------------
Revenues                                    $ 509,781     $ 208,810     $108,589    $      4,077     $27,414          $ 858,671
Gross contribution                            341,061        75,652       50,604         (20,328)     11,231            458,220
Corporate and other expenses                                                                        (410,010)          (410,010)
Net gain (loss) on sale of investments                                                                                   29,630
Interest income and other                                                                                                 3,161
Interest expense                                                                                                        (24,900)
Income before provision for income taxes
 and extraordinary loss                                                                                                  56,101

YEAR ENDED SEPTEMBER 30, 1999                RESEARCH    CONSULTING       EVENTS    TECHREPUBLIC       OTHER       CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------------
Revenues                                    $ 479,045     $ 149,840     $ 75,581              --     $29,768          $ 734,234
Gross contribution                            336,919        55,857       32,532              --      12,152            437,460
Corporate and other expenses                                                                        (305,613)          (305,613)
Interest income and other                                                                                                 8,672
Interest expense                                                                                                         (1,272)
Income before provision for income taxes
 and extraordinary loss                                                                                                 139,247

YEAR ENDED SEPTEMBER 30, 1998                RESEARCH    CONSULTING       EVENTS    TECHREPUBLIC       OTHER       CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------------
Revenues                                    $ 433,141     $ 110,955     $ 49,121              --     $48,740 (1)      $ 641,957
Gross contribution                            312,855        50,787       19,546              --       9,597 (1)        392,785
Corporate and other expenses                                                                        (248,736)          (248,736)
Net gain (loss) on sale of investments                                                                                   (1,973)
Interest income and other                                                                                                 9,139
Interest expense                                                                                                            (94)
Income before provision for income taxes
 and extraordinary loss                                                                                                 151,121

(1) Represents the sum of Other and Learning revenues and gross contributions, respectively, for the fiscal year ended September 30,1998

     The Company's consolidated revenues are generated primarily through direct sales to clients by domestic and international sales forces and a network of independent international distributors. The Company defines "Europe Revenues" as revenues attributable to clients located in England and the European region and "Other International Revenues" as revenues attributable to all areas located outside of the United States, Canada and Europe. Most products and services of the Company are provided on an integrated worldwide basis. Because of the integration of products and services delivery, it is not practical to separate precisely the revenues and operating income of the Company by geographic location. Accordingly, the separation set forth in the table below is based upon internal allocations, which involve certain management estimates and judgments.

     European identifiable tangible assets consist primarily of the assets of the European subsidiaries and include the accounts receivable balances carried directly by the subsidiaries located in England, France and Germany. All other European customer receivables are maintained by, and therefore are included as identifiable assets of, the United States operations.

     Summarized information by geographic location is as follows (in thousands):

          YEAR ENDED SEPTEMBER 30,             2000         1999         1998
          ---------------------------------------------------------------------
          United States and Canada:
            Revenues                         $567,629     $471,783     $415,622
            Operating income                 $ 26,570     $ 70,991     $ 82,406
            Identifiable tangible assets     $483,502     $437,452     $551,030
            Long-lived assets                $422,796     $318,509     $285,125
          Europe:
            Revenues                         $230,307     $212,131     $173,762
            Operating income                 $ 18,085     $ 48,433     $ 44,455
            Identifiable tangible assets     $171,420     $110,472     $ 93,409
            Long-lived assets                $ 56,918     $ 41,233     $ 25,533
          Other International:
            Revenues                         $ 60,735     $ 50,320     $ 52,573
            Operating income                 $  3,555     $ 12,423     $ 17,188
            Identifiable tangible assets     $ 32,846     $ 32,420     $ 31,888
            Long-lived assets                $ 10,383     $ 11,518     $ 11,134

     Excluding other charges, operating income was $91.1 million, $51.4 million and $12.8 million in the United States and Canada,

                               GARTNER GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Europe, and Other International, respectively, for the year ended September 30, 1999. Excluding acquisition-related and other charges, operating income in the United States and Canada was $89.7 million for the year ended September 30, 1998.

NOTE 17 : QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands except per share data)

          YEAR ENDED SEPTEMBER 30, 2000          1ST          2ND          3RD          4TH
          ---------------------------------------------------------------------------------
          Revenues                          $222,897     $193,393     $222,511     $219,870
          Operating income(1)               $ 32,142     $ 10,626     $  5,238     $    204
          Net income                        $ 16,462     $  2,788     $  2,382     $  3,914
          Diluted earnings per
            common share(2)                 $   0.18     $   0.03     $   0.03     $   0.04

          YEAR ENDED SEPTEMBER 30, 1999          1ST          2ND          3RD          4TH
          ---------------------------------------------------------------------------------
          Revenues                          $190,380     $171,328     $185,658     $186,868
          Operating income(1)(3)            $ 45,970     $ 39,913     $ 37,996     $  7,968
          Net income                        $ 30,088     $ 28,841     $ 26,416     $  2,926
          Diluted earnings per
            common share                    $   0.29     $   0.27     $   0.25     $   0.03

(1) Amounts for the first three quarters of 2000 and all quarters of 1999 reflect the reclassification of equity gains (losses) from minority-owned investments to Interest income and other from Costs and expenses in the Consolidated Statements of Operations.
(2) The aggregate of the four quarters' diluted earnings per common share does not total the reported full fiscal year amount due to rounding.
(3) Includes Other charges of $4.4 million, $1.5 million, and $17.5 million in the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999, respectively.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Gartner, Inc.

Date: April 16, 2001                   By: /s/ Regina M. Paolillo
                                           ------------------------------------
                                           Regina M. Paolillo
                                           Executive Vice President, Corporate
                                           Services and Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)