Form 10-Q/A
period 2000-12-31
GARTNER GROUP INC
filed 2001-04-16
CIK 749251

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

                                  GARTNER, INC.
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

         Former name, former address and former fiscal year, if changed since last report: Gartner Group, Inc.

      Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_].

      The number of shares outstanding of the Registrant's capital stock as of January 31, 2001 was 53,856,265 shares of Common Stock, Class A and 32,555,788 shares of Common Stock, Class B.

                                TABLE OF CONTENTS




PART I           FINANCIAL INFORMATION

                                                                                    Page
   ITEM 1:   FINANCIAL STATEMENTS
             Condensed Consolidated Balance Sheets at December 31, 2000 and
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

Explanatory Note:

Item 1. "Financial Statements," Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 3, "Quantitative and Qualitative Disclosures About Market Risk" are each hereby amended by deleting the Item in its entirety and replacing it with the corresponding Item attached hereto and filed herewith.

The purpose of this amendment is to make certain changes to financial statements (Item 1), Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2) ("MD&A"), and Quantitative and Qualitative Disclosures about Market Risk (Item 3) included in Financial Statements that were incorporated by reference into Part II of the Company's Annual Report on Form 10-Q for the quarter ended December 31, 2000 that was originally filed on February 14, 2001 (the "Original Filing").

The Company is filing this amended quarterly Report on Form 10-Q/A in response to comments received from the Securities and Exchange Commission (the "SEC"). As requested by the SEC, the Company has provided additional disclosure in the MD&A and in the notes to the financial statements. This report continues to speak as of the date of the Original Filing and the Company has not updated the disclosure in this report to speak to any later date. While this report primarily relates to the historical period covered, events may have taken place since the date of the Original Filing that might have been reflected in this report if they had taken place prior to the Original Filing.

All information contained in this amendment and the Original Filing is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC subsequent to the date of such reports.

PART I           FINANCIAL INFORMATION
Item 1           Financial Statements

                               GARTNER GROUP, INC.

                      Condensed Consolidated Balance Sheets
                            (Unaudited in thousands)


                                                         December 31,           September 30,
                                                             2000                  2000
                                                           ---------             ---------
Assets
Current assets:
   Cash and cash equivalents                               $  24,320             $  61,698
   Marketable equity securities                               15,036                35,404
   Fees receivable, net                                      340,396               326,359
   Deferred commissions                                       41,891                46,756
   Prepaid expenses and other current assets                  34,995                35,921
                                                           ---------             ---------
     Total current assets                                    456,638               506,138

Property, equipment and leasehold improvements,
  net                                                         97,380                91,259
Intangible assets, net                                       311,524               315,197
Other assets                                                  63,951                68,281
                                                           ---------             ---------
     Total assets                                          $ 929,493             $ 980,875
                                                           =========             =========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued liabilities                $ 152,350             $ 196,834
   Deferred revenues                                         350,840               385,932
   Short-term debt                                            30,000                    --
                                                           ---------             ---------
     Total current liabilities                               533,190               582,766
                                                           ---------             ---------
Long-term debt                                               311,909               307,254
Other liabilities                                             14,809                16,035

Commitments and contingencies

Stockholders' equity:
   Preferred stock                                                --                    --
   Common stock                                                   59                    59
   Additional paid-in capital                                335,374               333,828
   Unearned compensation                                      (6,252)               (6,451)
   Accumulated other comprehensive loss                       (7,876)                   (1)
   Accumulated earnings                                      186,183               182,286
   Treasury stock, at cost                                  (437,903)             (434,901)
                                                           ---------             ---------
     Total stockholders' equity                               69,585                74,820
                                                           ---------             ---------
     Total liabilities and stockholders' equity            $ 929,493             $ 980,875
                                                           =========             =========


                             See accompanying notes

                               GARTNER GROUP, INC.

                 Condensed Consolidated Statements of Operations
                 (Unaudited in thousands, except per share data)

                                                          For the three months ended
                                                                December 31,
                                                       -------------------------------
                                                          2000                  1999
                                                       ---------             ---------
Revenues:
  Research                                             $ 139,182             $ 132,279
  Consulting                                              49,663                34,460
  Events                                                  62,465                48,909
  Other                                                    8,785                 7,249
                                                       ---------             ---------
    Total revenues                                       260,095               222,897
                                                       ---------             ---------

Costs and expenses:
  Costs of services and product development              135,075               101,674
  Selling, general and administrative                     93,339                80,140
  Depreciation                                             7,851                 5,873
  Amortization of intangibles                             11,182                 3,067
                                                       ---------             ---------
    Total costs and expenses                             247,447               190,754
                                                       ---------             ---------
Operating income                                          12,648                32,143

Net gain on sale of investments                            5,318                    --
Interest income                                              378                   732
Interest expense                                          (5,511)               (5,723)
Other expense                                             (1,700)               (1,173)
                                                       ---------             ---------
Income before provision for income taxes                  11,133                25,979

Provision for income taxes                                 7,236                 9,517
                                                       ---------             ---------

Net income                                             $   3,897             $  16,462
                                                       =========             =========


Net income per common share:
  Basic                                                $    0.05             $    0.19
  Diluted                                              $    0.04             $    0.18

Weighted average shares outstanding:
  Basic                                                   86,048                88,537
  Diluted                                                 86,816                90,672


                             See accompanying notes

                               GARTNER GROUP, INC.

                 Condensed Consolidated Statements of Cash Flows
                            (Unaudited in thousands)

                                                                                         For the three months ended
                                                                                                December 31,
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


                             See accompanying notes

                               GARTNER GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner, Inc., formerly named Gartner Group, Inc. (the "Company") on Form 10-K and Form 10K/A for the fiscal year ended September 30, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three month period ended December 31, 2000 may not be indicative of the results of operations for the remainder of fiscal 2001. In addition, certain reclassifications have been made to our historical financial statements to conform them to the current year presentation.

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

Note 3 - Investments

A summary of the Company's investments in marketable equity securities and cost based investments at December 31, 2000 is as follows (in thousands):

                                                           Gross             Gross
                                                      Unrealized        Unrealized
                                         Cost              Gains            Losses          Fair Value
-------------------------------------------------------------------------------------------------------
Marketable equity securities
   available for sale                   $10,794            $4,250            $(8)            $15,036
Other investments                        17,650                --             --              17,650
-------------------------------------------------------------------------------------------------------

      Total                             $28,444            $4,250            $(8)            $32,686
=======================================================================================================


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

Note 4 - Computations of Earnings per Share of Common Stock

The following table sets forth the reconciliation of the basic and diluted earnings per share computations (in thousands, except per share data):

                                                                             For the three months ended
                                                                                    December 31,
                                                                             --------------------------
                                                                              2000               1999
                                                                             -------            -------
Numerator:
   Net income                                                                $ 3,897            $16,462
                                                                             =======            =======

Denominator
   Denominator for basic earnings per share - weighted average
   number of common shares outstanding                                        86,048             88,537

   Effect of dilutive securities:
     Weighted average number of common shares under warrant
     outstanding                                                                  --                  0
     Weighted average number of option shares outstanding                        768              2,135
                                                                             -------            -------
     Dilutive potential common shares                                            768              2,135
                                                                             -------            -------
   Denominator for diluted earnings per share - adjusted weighted
   average number of common shares outstanding                                86,816             90,672
                                                                             =======            =======

Basic earnings per common share                                              $  0.05            $  0.19
                                                                             =======            =======

Diluted earnings per common share                                            $  0.04            $  0.18
                                                                             =======            =======

For the three months ended December 31, 2000 and 1999, respectively, neither unvested restricted stock awards nor options to purchase 29.1 million and 13.9 million shares of Class A Common Stock of the Company with exercise prices greater than the average market price of $9.32 and $13.47, for the respective periods, were included in the computation of diluted net income per share because the effect would have been antidilutive. Additionally, convertible notes outstanding for the three months ended December 31, 2000, representing 19.7 million common shares, if converted, and the related interest expense of $4.6 million were not included in the computation of diluted net income per share because the effect would have been antidilutive.

Note 5  - Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity, except those resulting from investments by owners and distributions to owners. The components of comprehensive income (loss) for the three months ended December 31, 2000 and 1999 are as follows (in thousands):

                                                             For the three months ended
                                                                    December 31,
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
                                                            ========             ========


Note 6 - Employee Incentive Stock Options

In November 1999, the Company adopted the 1999 Stock Option Plan. Under the terms of the plan, the Board of Directors may grant non-qualified and incentive stock options and other awards to eligible employees and consultants. The Company's directors and most highly compensated officers are not eligible for awards under the plan. A total of 20,000,000 shares of Class A Common Stock was reserved for issuance under this plan. Substantially all of the options currently granted under the plan vest and become fully exercisable each year for three years in equal installments following the date of grant, based on continued employment, and have a term of ten years from the date of grant assuming continued employment. A total of 9,776,090 and 2,304,558 options to purchase common stock were available for grant under the 1999 Stock Option Plan at September 30, 2000 and December 31, 2000, respectively.

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

The following tables present information about reportable segments (in thousands). The "Other" column includes certain revenues and corporate and other expenses (primarily selling, general and administrative) unallocated to reportable segments, expenses allocated to operations that do not meet the segment reporting quantitative threshold, and other charges. There are no intersegment revenues:

Three months ended December 31, 2000          Research    Consulting     Events      TechRepublic     Other       Consolidated
--------------------------------------------------------------------------------------------------------------------------------
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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements as a result of the risk factors set forth below under "Quarterly Operating Income Trends", "Factors That May Affect Future Performance", "Euro Conversion" and elsewhere in this report and in the Company's Annual Report on Form 10-K and Form 10K/A for the year ended September 30, 2000. Factors that might cause such a difference include, but are not limited to, those discussed in "Factors That May Affect Future Results" below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinion only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements. Readers should also carefully review the risk factors described in other documents the Company files from time to time with the Commission.

Results of Operations

The following table sets forth certain results of operations as a percentage of total revenues:

                                                    For the three months ended
                                                            December 31,
                                                      2000                1999
                                                    ------              ------
Revenues:
  Research                                            53.5%               59.3%
  Consulting                                          19.1                15.5
  Events                                              24.0                21.9
  Other                                                3.4                 3.3
                                                    ------              ------
   Total revenues                                    100.0               100.0
                                                    ------              ------

Costs and expenses:
  Costs of services and product
    development                                       51.9                45.6
  Selling, general and administrative                 35.9                36.0
  Depreciation                                         3.0                 2.6
  Amortization of intangibles                          4.3                 1.4

                                                    ------              ------
   Total costs and expenses                           95.1                85.6
                                                    ------              ------
Operating income                                       4.9                14.4

Net gain on sale of investments                        2.1                  --
Interest income                                        0.1                 0.3
Interest expense                                      (2.1)               (2.5)
Other expense                                         (0.7)               (0.5)
                                                    ------              ------
Income before provision for income taxes               4.3                11.7

Provision for income taxes                             2.8                 4.3
                                                    ------              ------

Net income                                             1.5%                7.4%
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

COSTS AND EXPENSES increased to $247.4 million in the first quarter of fiscal 2001 from $190.8 million in the first quarter of fiscal 2000. The increase in costs and expenses reflects the additional support required for the growing client base, incremental costs associated with conferences, costs associated with acquired businesses, the hiring of additional consultants, analysts, project executives and sales personnel, and TechRepublic related operating costs. Cost of services and product development expenses were $135.1 million and $101.7 million for the first quarter of fiscal 2001 and 2000, respectively. Selling, general and administrative expenses increased to $93.3 million in the first quarter of fiscal 2001 from $80.1 million in the first quarter of fiscal 2000 as a result of the Company's continuing expansion of worldwide distribution channels and additional general and administrative resources needed to meet the expanding infrastructure requirements of the growing revenue base and fiscal 2001 and fiscal 2000 acquisitions. These infrastructure requirements involve information systems support, telecommunication, facilities and human capital costs.


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

DILUTED EARNINGS PER COMMON SHARE decreased 78% to 4 cents per common share for the first quarter of fiscal 2001, compared to 18 cents per common share for the first quarter of fiscal 2000. Excluding the impact of the gain on sale of investments of $5.3 million and an impairment loss of $1.7 million, net of taxes of $2.4 million, diluted earnings per share were 3 cents for the first quarter of fiscal 2000. Basic earnings per common share decreased 74% to 5 cents for the first quarter of fiscal 2001 from 19 cents for the first quarter of fiscal 2000.

QUARTERLY OPERATING INCOME TRENDS. Historically, the Company has realized significant renewals and growth in contract value at the end of each quarter. The fourth quarter of the fiscal year typically is the fastest growth quarter for contract value and the first quarter of the fiscal year typically represents the slowest growth quarter as it is the quarter in which the largest amount of contract renewals are due. As a result of the quarterly trends in contract value and overall business volume, fees receivable, deferred revenues, deferred commissions and commissions payable reflect this activity and typically show substantial increases at quarter end, particularly at fiscal year end. All research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are noncancelable and non-refundable, except for government contracts which have a 30-day cancellation clause, but which have not produced material cancellations to date. The Company's policy is to record at the time of signing of a contract the entire amount of the contract billable as deferred revenue and fees receivable. Deferred revenues attributable to government contracts were $22.1 million and $36.8 million at December 31, 2000 and September 30, 2000, respectively. The Company also records the related commission obligation upon the signing of the contract and amortizes the corresponding deferred commission expense over the contract period in which the related revenues are earned and amortized to income.

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

Research

Research revenues grew 5% to $139.2 million for the three months ended December 31, 2000 as compared to $132.3 million for the three months ended December 31, 2000 due primarily to continued penetration within the existing client base as well as the ability to add new clients. Client migration to the new seat based pricing architecture has also contributed to increasing existing client penetration. Research gross contribution remained relatively unchanged at $91.3 million from $91.0 million for the three months ended December 31, 2000 and 1999, respectively. Gross contribution margin, however, decreased to 66% from 69% in 1999 for the same comparative periods primarily due to increases in personnel expense exceeding the revenue growth rate.


Consulting

Consulting revenues grew 44% to $49.7 million for the three months ended December 31, 2000 as compared to $34.5 million for the three months ended December 31, 2000 due primarily to an increase in higher value strategic consulting engagements. Consulting gross contribution decreased by 32 % to $5.9 million for the three months ended December 31, 2000 from $8.6 million for the three months ended December 31, 1999 and consulting gross contribution margin decreased to 12% from 25% for the same comparative periods.

Consulting gross contribution and margin declined due to increases in compensation expense related to headcount increases coupled by an increase in nonbillable activities such as training and participation in annual symposia events.

Events

Events revenues grew 28% to $62.5 million for the three months ended December 31, 2000 as compared to $48.9 million for the three months ended December 31, 1999. Revenue growth was due to increased attendance and sponsorships and exhibit revenues at fall Symposia. Events gross contribution increased by 42% to $35.6 million for the three months ended December 31, 2000 from $25.1 million for the three months ended December 31, 1999 with gross contribution margins increasing to 57% in 2000 from 51% for the same comparative periods. The increase in Events gross contribution margin was due primarily to the ability of the Company to leverage the existing event infrastructure.

TechRepublic

TechRepublic, acquired in the second quarter of fiscal 2000, contributed $4.5 million in revenue for the three months ended December 31, 2000. Continued investments in infrastructure, personnel and marketing resulted in an $8.7 million gross contribution loss for the three months ended December 31, 2000.

Liquidity and Capital Resources

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to market risk for changes in interest rates relates primarily to borrowing under long-term debt which consists of an unsecured senior revolving credit facility with The Chase Manhattan Bank and $300.0 million of 6% convertible subordinated notes. At December 31, 2000, there was $30.0 million outstanding under the revolving credit facility. Under the revolving credit facility the interest rate on borrowings is based on LIBOR plus an additional 100 to 200 basis points based on the Company's debt to EBITDA ratio. The interest rate on outstanding borrowings at December 31, 2000 was 8.25%. The Company believes that an increase or decrease of 10% in the effective interest rate on available borrowing from its senior revolving credit facility will not have a material effect on future results of operations. The Company believes that it is not practical to determine changes in fair value, due to market risk exposure, of its convertible subordinated notes given the numerous features that are unique to these notes. However, the convertible subordinated notes contain a reset provision allowing in April 2001 for the possible reduction of the conversion price per share if the market price of the Company's Class A Common Stock is less than the initial conversion price. If on the first anniversary of the notes issuance, April 17, 2001, the note holder is able to and resets the conversion price and the Company elects not to redeem the notes, the note holder would ultimately be able to convert the notes in 2003 into additional shares of Class A Common Stock compared to the number of shares that could have been converted based on the initial conversion price.

In addition, the Company is exposed to market risk from a series of forward purchase agreements on its Class A Common Stock. Beginning in 1997, the Company entered into a series of forward purchase agreements that extend through May 2003 to offset the dilutive effect of the Company's stock-based employee compensation plans. These agreements are settled quarterly on a net basis in either shares of the Company's Class A Common Stock or cash, at the Company's option. During the quarter ended December 31, 2000, a settlement resulted in the Company payment of 271,307 shares of Class A Common Stock. Future settlements are dependent upon the market price of the Company's Class A Common Stock. As of December 31, 2000, a forward purchase agreement in place covered approximately $9.5 million or 943,672 shares of Class A Common Stock having a forward purchase price established at $10.02 per share. If the market priced portion of this agreement was settled based on the December 31, 2000 market price of Class A Common Stock of $6.91 per share, the Company would settle under the terms of the forward purchase agreement with a payment of either $2.9 million in cash or 425,814 shares of Class A Common Stock. As of December 31, 2000, a one dollar increase or decrease in the market price of the Company's Class A Common Stock would increase or decrease the settlement value of the forward purchase agreement by $0.9 million.

   Pursuant to the terms of the Company's recapitalization, as of December 31, 2000, the Company had a remaining commitment to purchase an additional 296,363 shares of Class A Common Stock in the open market by July 2001 with a value of $2.0 million. The total cost of the remaining commitment is subject to the risk that the market price of the Company's common stock will increase. The Company intends to fund this remaining commitment through existing cash balances, cash proceeds anticipated from the sale of marketable equity securities, cash expected to be provided from operations or borrowings available under the senior revolving credit facility.

   The Company is exposed to market risk as it relates to changes in the market value of its equity investments. The Company invests in equity securities of public companies directly and through SI Venture Associates, LLC ("SI I"), a wholly owned affiliate, and SI Venture Fund II, L.P. ("SI II"). The Company owns 34% of SI II. SI I and SI II are engaged in making venture capital investments in early to mid-stage IT-based or Internet-enabled companies (see Note 3 - Investments in the Notes to the Condensed Consolidated Financial Statements). As of December 31, 2000, the Company had equity securities totaling $32.7 million, including available for sale investments with a fair market value of $15.0 million and a cost basis of $10.8 million. The gross unrealized gains of $4.3 million and gross unrealized losses of $8 thousand have been recorded net of deferred taxes of $5.2 million as a separate component of accumulated other comprehensive income in the stockholders' equity section of the Condensed Consolidated Balance Sheets. These investments are inherently risky as the businesses are typically in early development stages and may never develop. Furthermore, certain of these investments are in publicly-traded companies whose shares are subject to significant market price volatility. Adverse changes in market conditions and poor operating results of the underlying investments may result in the Company incurring losses or an inability to recover the original carrying value of its investments. The Company does not attempt to reduce or eliminate its market exposure on its investments in equity securities and may incur losses related to these investments.

Amounts invested in the Company's foreign operations are translated into U.S. dollars at the exchange rates in effect at December 31, 2000. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the stockholders' equity section of the Condensed Consolidated Balance Sheets. The Company's foreign subsidiaries generally collect revenues and pay expenses in foreign currencies other than the United States dollar. Since the functional currency of the Company's foreign operations is in the local currency, foreign currency translation adjustments are reflected as a component of stockholders' equity and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect the Company's consolidated revenues (as expressed in U.S. dollars) and expenses from foreign operations. Currency transaction gains or losses arising from transactions of the Company in currencies other that the functional currency are included in results of operations. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

                                                                    Total Vote
                                           Total Vote              Withheld from
                                        for Each Director          Each Director
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

      none

(b)   Reports on Form 8-K

      The Company did not file a report on Form 8-K during the fiscal quarter ended December 31, 2000.

Items 1, 2, 3 and 5 are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Gartner Group, Inc.

Date  April 16, 2001                            /s/ Regina M. Paolillo
                                                ------------------------------
                                                Regina M. Paolillo
                                                Executive Vice President
                                                And Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)