Form 10-Q
period 2001-03-31
GARTNER INC
filed 2001-05-15
CIK 749251

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                       OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                FOR THE TRANSITION PERIOD FROM        TO       .

                         COMMISSION FILE NUMBER 1-14443

                                  GARTNER, INC.
             (Exact name of Registrant as specified in its charter)


                 Delaware                                  04-3099750
     (State or other jurisdiction of                    (I.R.S.  Employer
     incorporation or organization)                    Identification Number)


            56 Top Gallant Road                            06904-2212
               P.O. Box 10212                              (Zip Code)
                 Stamford, CT
  (Address of principal executive offices)


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

         The number of shares outstanding of the Registrant's capital stock as of April 30, 2001 was 54,217,145 shares of Common Stock, Class A and 32,555,788 shares of Common Stock, Class B.

                                TABLE OF CONTENTS



PART I        FINANCIAL INFORMATION


   ITEM 1:  FINANCIAL STATEMENTS                                            Page

            Condensed Consolidated Balance Sheets at March 31, 2001 and
              September 30, 2000                                              3

            Condensed Consolidated Statements of Operations for the
              Three and Six Months ended March 31, 2001 and 2000              4

            Condensed Consolidated Statements of Cash Flows for the
              Six Months ended March 31, 2001 and 2000                        5

            Notes to Condensed Consolidated Financial Statements              6

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS               11

   ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK                                                    22

PART II       OTHER INFORMATION

   ITEM 5:  OTHER INFORMATION                                                23

   ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                 24

PART I        FINANCIAL INFORMATION
Item 1.       Financial Statements

                                  GARTNER, INC.

                      Condensed Consolidated Balance Sheets
                            (Unaudited, in thousands)


                                                             March 31,        September 30,
                                                               2001                2000
                                                               ----                ----
Assets
Current assets:
    Cash and cash equivalents                               $  31,440          $  61,698
    Marketable equity securities                                4,036             35,404
    Fees receivable, net                                      312,555            323,849
    Deferred commissions                                       36,987             46,756
    Prepaid expenses and other current assets                  43,225             34,738
     Net assets of discontinued operation                      13,508             76,329
                                                            ---------          ---------
       Total current assets                                   441,751            578,774

Property, equipment and leasehold improvements, net            99,860             88,402
Intangible assets, net                                        235,971            237,105
Other assets                                                   58,510             68,080
                                                            ---------          ---------
       Total assets                                         $ 836,092          $ 972,361
                                                            =========          =========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued liabilities                $ 110,625          $ 191,465
    Deferred revenues                                         360,091            384,966
    Short-term debt                                            20,000                 --
                                                            ---------          ---------
       Total current liabilities                              490,716            576,431
                                                            ---------          ---------
Long-term debt                                                316,587            307,254
Other liabilities                                              16,228             13,856

Commitments and contingencies

Stockholders' equity:
    Preferred stock                                                --                 --
    Common stock                                                   59                 59
    Additional paid-in capital                                342,070            333,828
    Unearned compensation                                      (5,950)            (6,451)
    Accumulated other comprehensive loss                      (18,334)                (1)
    Accumulated earnings                                      132,601            182,286
    Treasury stock, at cost                                  (437,885)          (434,901)
                                                            ---------          ---------
       Total stockholders' equity                              12,561             74,820
                                                            ---------          ---------
       Total liabilities and stockholders' equity           $ 836,092          $ 972,361
                                                            =========          =========

 See the accompanying notes to the condensed consolidated financial statements.

                                  GARTNER, INC.
                 Condensed Consolidated Statements of Operations
                (Unaudited, in thousands, except per share data)


                                                         Three months ended March 31,      Six months ended March 31,
                                                         ----------------------------      --------------------------
                                                             2001           2000             2001           2000
                                                             ----           ----             ----           ----
Revenues:
   Research                                                $132,745       $123,324         $271,927       $255,603
   Consulting                                                68,829         53,153          118,492         87,613
   Events                                                    17,370         11,339           79,835         60,248
   Other                                                      5,812          5,502           10,117         12,751
                                                           -------------------------------------------------------
           Total revenues                                   224,756        193,318          480,371        416,215
                                                           -------------------------------------------------------
Costs and expenses:
   Cost of services and product development                 109,136         87,796          231,968        189,461
   Selling, general and administrative                       94,833         82,707          187,208        162,853
   Depreciation                                              10,599          6,711           18,114         12,584
   Amortization of intangibles                                3,192          3,242            6,479          6,309
                                                           -------------------------------------------------------
           Total costs and expenses                         217,760        180,456          443,769        371,207
                                                           -------------------------------------------------------
Operating income                                              6,996         12,862           36,602         45,008

Net gain (loss) on sale of investments                         (507)        13,068            4,811         13,068
Interest income and other                                       506            476              884          1,209

Interest expense                                             (5,861)        (6,192)         (11,372)       (11,915)
Other expenses                                               (3,328)          (205)          (5,028)        (1,380)
                                                           -------------------------------------------------------
Income (loss) before provision for income taxes              (2,194)        20,009           25,897         45,990
Provision (benefit) for income taxes                           (812)         8,805            9,582         18,323
                                                           -------------------------------------------------------
Income (loss) from continuing operations                     (1,382)        11,204           16,315         27,667
Discontinued operation (TechRepublic - See Note 2):
   Loss from discontinued operation, net of taxes           (12,259)        (8,417)         (26,059)        (8,417)
   Loss on disposal of discontinued operation, net of
        taxes                                               (39,939)            --          (39,939)            --
                                                           -------------------------------------------------------
           Loss from discontinued operation                 (52,198)        (8,417)         (65,998)        (8,417)
                                                           -------------------------------------------------------
Net income (loss)                                          $(53,580)      $  2,787         $(49,683)        19,250
                                                           =======================================================
Basic earnings per common share:
   Income (loss) from continuing operations                $  (0.02)      $   0.13         $   0.19       $   0.32
   Loss from discontinued operation                           (0.14)         (0.10)           (0.30)         (0.10)
   Loss on disposal of discontinued operation                 (0.46)            --            (0.46)            --
                                                           -------------------------------------------------------
           Net income (loss)                               $  (0.62)      $   0.03         $  (0.58)      $   0.22
                                                           =======================================================
Diluted earnings per common share:
   Income (loss) from continuing operations                $  (0.02)      $   0.12         $   0.19       $   0.31
   Loss from discontinued operation                           (0.14)         (0.09)           (0.30)         (0.09)
   Loss on disposal of discontinued operation                 (0.46)            --            (0.46)            --
                                                           -------------------------------------------------------
           Net income (loss)                               $  (0.62)      $   0.03         $  (0.57)      $   0.21
                                                           =======================================================

Weighted average shares outstanding:
            Basic                                            86,551         87,040           86,300         87,788
            Diluted                                          86,870         90,512           86,862         90,479

 See the accompanying notes to the condensed consolidated financial statements.

                                  GARTNER, INC.

                 Condensed Consolidated Statements of Cash Flows
                            (Unaudited, in thousands)


                                                                                       Six months ended
                                                                                            March 31,
                                                                                            ---------
                                                                                      2001            2000
                                                                                      ----            ----
Operating activities:
        Net income (loss)                                                           $(49,683)      $  19,250
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Loss from discontinued operation                                              65,998           8,417
        Depreciation and amortization of intangibles                                  24,593          18,893
        Deferred compensation                                                            439             380
        Tax benefit associated with employee exercise of stock options                   904           1,456
        Provision for doubtful accounts                                                1,640           1,756
        Equity in loss of minority owned companies                                        --           1,380
        Deferred revenues                                                            (25,941)         (5,674)
        Deferred tax benefit                                                             569             101
        Net gain on sale of investments                                               (4,811)        (13,068)
        Impairment loss on investments                                                 5,028              --

        Accretion of interest and amortization of debt issue costs                    10,411              --
Changes in assets and liabilities, net of effects of acquisitions:
        (Increase) decrease in fees receivable                                        13,235         (12,829)
         Decrease in deferred commissions                                              9,983           7,189
        (Increase) decrease in prepaid expenses and other current assets               1,650            (407)
        (Increase) decrease in other assets                                            4,909          (1,901)
        Increase (decrease) in accounts payable and accrued liabilities              (48,344)         13,919
                                                                                    --------       ---------
Cash provided by operating activities                                                 10,580          38,862
                                                                                    --------       ---------
Investing activities:
        Payment for businesses acquired (excluding cash acquired)                     (8,842)       (110,773)
        Proceeds from sale of investments                                             10,795          15,899
        Payments for investments                                                          --         (19,390)
        Additions of property, equipment and leasehold improvements                  (27,924)        (21,669)
                                                                                    --------       ---------
Cash used for investing activities                                                   (25,971)       (135,933)
                                                                                    --------       ---------
Financing activities:
        Proceeds from the exercise of stock options                                    1,668           4,948
        Proceeds from Employee Stock Purchase Plan offering                            3,005           2,499
        Proceeds from issuance of debt                                                20,321         110,000
        Payments for debt issuance costs                                              (5,000)           (938)
        Net cash settlement on forward purchase agreement                                 --          (6,839)
        Purchase of treasury stock                                                    (2,995)        (29,910)
                                                                                    --------       ---------
Cash provided by financing activities                                                 16,999          79,760
                                                                                    --------       ---------
Net increase (decrease) in cash and cash equivalents                                   1,608         (17,311)
Cash used by discontinued operation                                                  (31,846)         (1,371)
Effects of exchange rates on cash and cash equivalents                                   (20)           (726)
Cash and cash equivalents, beginning of period                                        61,698          88,894
                                                                                    --------       ---------
Cash and cash equivalents, end of period                                            $ 31,440       $  69,486
                                                                                    ========       =========


 See the accompanying notes to the condensed consolidated financial statements.

                                  GARTNER, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner, Inc. (the "Company"), formerly named Gartner Group, Inc., on Form 10-K and Form 10K/A for the fiscal year ended September 30, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of continuing operations for the three and six month periods ended March 31, 2001 may not be indicative of the results of continuing operations for the remainder of fiscal 2001. In addition, certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Note 2 - Discontinued Operation

On April 9, 2001, the Company signed a definitive agreement to sell its subsidiary, TechRepublic, Inc. ("TechRepublic"), to CNET Networks, Inc. ("CNET") for an estimated purchase price of $23.0 million. Approximately $13.0 million of the purchase price is payable in cash and the remainder is payable in shares of CNET common stock, subject to adjustment based on the market price of the common stock prior to the date of the closing. The transaction is expected to close in July 2001 subject to the satisfaction of certain closing conditions. The Company also formed a content alliance with CNET, which is intended to enable the Company to deliver its brand and research products through a high profile presence on both the TechRepublic and CNET web sites without continued investment of capital. The consolidated financial statements of the Company have been restated to reflect the disposition of the TechRepublic segment as a discontinued operation in accordance with APB Opinion No. 30. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of TechRepublic have been excluded from the respective captions in the Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows, and have been reported through the expected date of disposition as "Loss from discontinued operation," "Net assets of discontinued operation," and "Net cash used by discontinued operation," for all periods presented.

For the three months ended March 31, 2001, the Company has recorded a pre-tax loss of $68.9 million ($39.9 million after tax) to recognize the expected loss on disposal. This pre-tax loss includes a write-down of $42.9 million of assets, primarily goodwill, to net realizable value, operating losses expected through the date of disposition of $8.6 million, severance and related benefits of $11.0 million, and other disposal related costs and expenses of $6.4 million.

Summarized financial information for the discontinued operation is as follows (in thousands):

Statements of Operations Data
-----------------------------
                                         Three months ended March 31,      Six months ended March 31,
                                         ----------------------------      --------------------------
                                             2001           2000             2001          2000
                                             ----           ----             ----          ----
Revenues                                  $  4,222       $    75          $  8,702       $    75
Loss before income taxes                  $(15,618)      $(2,237)         $(32,574)      $(2,237)
Provision (benefit) for income taxes        (3,359)        6,180            (6,515)        6,180
                                          --------       -------          --------       -------
Net loss                                  $(12,259)      $(8,417)         $(26,059)      $(8,417)
                                          ========       =======          ========       =======

Loss on disposal before income taxes      $(68,860)      $    --          $(68,860)      $    --
Provision (benefit) for income taxes       (28,921)           --           (28,921)           --
                                          --------       -------          --------       -------
Net loss                                  $(39,939)      $    --          $(39,939)      $    --
                                          ========       =======          ========       =======


Balance Sheets Data
-------------------
                                             March 31, 2001     September 30, 2000
                                             --------------     ------------------
Current assets                                  $ 4,613              $ 3,693
Total assets                                    $30,650              $84,842
Current liabilities                             $17,137              $ 6,335
Long-term liabilities                           $     5              $ 2,178
Net assets of discontinued operation            $13,508              $76,329

Note 3 - Investments

A summary of the Company's investments in marketable equity securities and cost based investments at March 31, 2001 is as follows (in thousands):

                                                      Gross             Gross
                                                 Unrealized        Unrealized
                                        Cost          Gains            Losses        Fair Value
-----------------------------------------------------------------------------------------------
Marketable equity securities
     available for sale               $ 8,093          $154          $(4,211)          $ 4,036
Other investments                      14,909            --               --            14,909
-----------------------------------------------------------------------------------------------
         Total                        $23,002          $154          $(4,211)          $18,945
===============================================================================================

During the three and six months ended March 31, 2001, the Company recognized impairment losses of $1.9 million and $3.6 million, respectively, related to equity securities owned by the Company through SI Venture Associates, LLC ("SI I"), a wholly owned affiliate.

Also included in Other assets in the Condensed Consolidated Balance Sheets at March 31, 2001 is the Company's equity method investment in SI Venture Fund II, LP ("SI II") which amounted to $21.6 million. During the three months ended March 31, 2001, the Company recorded impairment losses of $1.4 million related to equity securities. In addition, for the three and six months ended March 31, 2001, the Company recorded $1.0 million and $4.6 million, respectively, of its share of net unrealized holding losses in available-for-sale equity securities owned by SI II.

Note 4 - Computations of Earnings (Loss) per Share of Common Stock

The following table sets forth the reconciliation of the basic and diluted earnings (loss) per share from continuing operations (in thousands, except per share data):

                                                                             Three months ended          Six months ended
                                                                                  March 31,                   March 31,
                                                                           -----------------------------------------------
                                                                              2001         2000          2001         2000
                                                                              ----         ----          ----         ----
Numerator:
Income (loss) from continuing operations                                   $ (1,382)      $11,204      $16,315      $27,667
                                                                           -----------------------------------------------
Denominator:
Denominator for basic earnings per share - weighted average number of
common shares outstanding                                                    86,551        87,040       86,300       87,788
Effect of dilutive securities:
Weighted average number of option shares outstanding                            319         3,472          562        2,691
                                                                           -----------------------------------------------
Dilutive potential common shares                                                319         3,472          562        2,691
                                                                           -----------------------------------------------
Denominator for diluted earnings per share - adjusted weighted
average number of common shares outstanding                                  86,870        90,512       86,862       90,479
                                                                           ================================================
Basic earnings (loss) per common share from continuing operations          $  (0.02)      $  0.13      $  0.19      $  0.32
                                                                           ================================================
Diluted earnings (loss) per common share from continuing operations        $  (0.02)      $  0.12      $  0.19      $  0.31
                                                                           ================================================

For the three and six months ended March 31, 2001 and 2000, unvested restricted stock awards were not included in the computation of diluted earnings (loss) per share because the effect would have been antidilutive. For the three and six months ended March 31, 2001, options to purchase 34.5 million and 28.9 million shares, respectively, of Class A Common Stock of the Company with exercise prices greater than the average market price of $7.70 and $8.52 per share, for the respective periods, were not included in the computation of diluted earnings
(loss) per share because the effect would have been antidilutive. Additionally, a convertible note outstanding issued to Silver Lake Partners, LP ("SLP"), representing approximately 20.0 million shares of Class A Common Stock, if converted, and the related interest expense of $4.6 million and $9.2 million for the three and six months ended March 31, 2001, respectively, was not included in the computation of diluted earnings (loss) per share, because the effect would have been antidilutive. (See Note 7 for a description of the April 17, 2001 reset of the conversion price for the SLP convertible note).

Note 5 - Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity, except those resulting from investments by owners and distributions to owners. The components of comprehensive income (loss) for the three and six months ended March 31, 2001 and 2000 are as follows (in thousands):

                                                                  Three months ended            Six months ended
                                                                       March  31,                   March 31,
                                                                  2001           2000          2001           2000
                                                               ====================================================
Net income (loss)                                              $(53,580)      $ 2,787       $(49,683)      $ 19,250
Foreign currency translation gain (loss)                         (2,242)       (1,724)           221         (4,047)
Unrealized holding gain (loss) on marketable securities          (8,216)        3,492        (18,554)         3,492
                                                               ----------------------------------------------------
     Comprehensive income (loss)                               $(64,038)      $ 4,555       $(68,016)      $ 18,695
                                                               ====================================================

Note 6 - Segment Information

The Company has previously managed its business in four reportable segments organized on the basis of differences in its related products and services: research, consulting, events and TechRepublic. With the discontinuance of the TechRepublic operation (See Note 2), three reportable segments remain: research, consulting, and events. Research consists primarily of subscription-based research products. Consulting consists primarily of consulting and measurement engagements. Events consists of various symposia, expositions, and conferences.

The Company evaluates reportable segment performance and allocates resources based on gross contribution margin. Gross contribution, as presented below, is the profit or loss from operations before interest income and expense, certain selling, general and administrative costs, amortization, income taxes, other expenses, and foreign exchange gains and losses. The accounting policies used by the reportable segments are the same as those used by the Company.

The Company does not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed in the evaluation of performance or making decisions in the allocation of resources.

The following tables present information about reportable segments (in thousands). The "Other" column includes certain revenues and corporate and other expenses (primarily selling, general and administrative) unallocated to reportable segments and expenses allocated to operations that do not meet the segment reporting quantitative threshold. There are no intersegment revenues:

Three months ended March 31, 2001               Research     Consulting       Events        Other         Consolidated
-----------------------------------------------------------------------------------------------------------------------
Revenues                                       $132,745       $68,829         $17,370     $   5,812         $ 224,756
Gross contribution                               83,999        21,589           4,068           (86)          109,570
Corporate and other expenses                                                               (102,574)         (102,574)
Net loss on sale of investments                                                                                  (507)
Interest income                                                                                                   506
Interest expense                                                                                               (5,861)
Other expense                                                                                                  (3,328)
Loss before provision for income taxes                                                                         (2,194)


Three months ended March 31, 2000               Research     Consulting       Events        Other          Consolidated
-----------------------------------------------------------------------------------------------------------------------
Revenues                                       $123,324       $53,153         $11,339     $   5,502         $193,318
Gross contribution                               82,850        21,661           5,342         2,291          112,144
Corporate and other expenses                                                                (99,282)         (99,282)
Net gain on sale of investments                                                                               13,068
Interest income                                                                                                  476
Interest expense                                                                                              (6,192)
Other expense                                                                                                   (205)
Income before provision for income taxes                                                                      20,009

Six months ended March 31, 2001                 Research     Consulting       Events        Other          Consolidated
-----------------------------------------------------------------------------------------------------------------------
Revenues                                       $271,927       $118,492        $79,835     $  10,117         $ 480,371
Gross contribution                              175,249         27,442         39,694         1,233           243,618
Corporate and other expenses                                                               (207,016)         (207,016)
Net gain on sale of investments                                                                                 4,811
Interest income                                                                                                   884
Interest expense                                                                                              (11,372)
Other expense                                                                                                  (5,028)
Income before provision for income taxes                                                                       25,897

Six months ended March 31, 2000                 Research     Consulting       Events        Other          Consolidated
-----------------------------------------------------------------------------------------------------------------------
Revenues                                       $255,603       $87,613         $60,248     $  12,751         $ 416,215
Gross contribution                              173,840        30,251          30,488         5,763           240,342
Corporate and other expenses                                                               (195,334)         (195,334)
Net gain on sale of investments                                                                                13,068
Interest income                                                                                                 1,209
Interest expense                                                                                              (11,915)
Other expense                                                                                                  (1,380)
Income before provision for income taxes                                                                      (45,990)

Note 7 - Subsequent Events

Conversion Price Reset of Long-Term Debt


On April 17, 2000, the Company issued and sold an aggregate of $300.0 million principal amount of its unsecured 6% convertible subordinated promissory notes due April 17, 2005 to Silver Lake Partners, L.P. and certain of Silver Lake Partners, L.P.'s affiliates. The notes mature five years from the date of their issuance. After the third anniversary of issuance, the principal amount of each note plus all accrued interest, at the election of the holder, may be converted into fully paid and nonassessable shares of Class A Common Stock, subject to the Company's right, under certain circumstances, to redeem the notes for cash in an amount equal to the unpaid principal amount of the Notes plus accrued interest.

The initial conversion price for the notes was $15.87. Pursuant to the terms of the notes, the conversion price was subject to adjustment on the first anniversary of the date of issuance of the notes, April 17, 2001, if the average closing price of the Class A Common Stock for the 30 trading days prior to April 17, 2001 was less than approximately 91% of the conversion price then in effect. The notes further provided that the adjusted conversion price would equal 110% of such 30 day average. As a result of these provisions, on April 17, 2001, the conversion price of the notes was reduced to $7.45 per share. As a result, should the notes be converted into shares based upon the reset conversion price, the notes would be converted into approximately 42.6 million shares of Class A Common Stock. However, in the event a holder requests to convert all or a portion of a note, the Company shall have the right to redeem such note for cash in an amount equal to the product of (x) the quotient of (i) the amount of the note to be converted and (ii) the conversion price and
(y) the closing price of the Class A Common Stock on the day the holder elected to convert the note.

Workforce Reduction

On April 17, 2001, the Company announced its plan to reduce fixed operating costs through a workforce reduction. This workforce reduction is expected to result in an employment reduction of approximately 5% to 7% of the workforce over the next several months. The Company expects to record a pre-tax charge of approximately $15.0 million to $18.0 million in the third quarter of fiscal 2001 primarily comprised of involuntary employee termination severance and benefits. The Company anticipates funding this charge out of operating cash flows. The workforce reduction is anticipated to result in an annual expense reduction of approximately $25.0 million to $30.0 million.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are any statements other than statements of historical fact. In some cases, forward-looking statements can be identified by the use of words such as "may," "will," "expects," "should," "believes," "plans," "anticipates," "estimates," "predicts," "potential,"

"continue," or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. These risks and uncertainties include, but are not limited to, those discussed below under "Quarterly Operating Income Trends," "Factors That May Affect Future Performance," "Euro Conversion," and elsewhere in this report and in the Company's Annual Report on Form 10-K and Form 10K/A for the year ended September 30, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinion only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or circumstances. Readers should also carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

Results of Operations

On April 9, 2001, the Company signed a definitive agreement to sell its TechRepublic subsidiary to CNET Networks, Inc. ("CNET") for an estimated purchase price of $23.0 million in cash and common stock. The transaction is expected to close in July 2001, subject to the satisfaction of certain closing conditions. The Company also formed a content alliance with CNET, which is intended to enable the Company to deliver its brand and research products through the TechRepublic and CNET web sites. The consolidated financial statements of the Company have been restated to reflect the disposition of TechRepublic as a discontinued operation. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of TechRepublic have been excluded from the respective captions in the Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows, and have been reported through the expected date of disposition as "Loss from discontinued operation," "Net assets of discontinued operation," and as "Net cash used by discontinued operation," for all periods presented.

OVERALL RESULTS

TOTAL REVENUES of $224.8 million for the second quarter of fiscal 2001 increased 16% from $193.3 million for the second quarter of fiscal 2000. For the six months ended March 31, 2001, total revenues were $480.4 million, an increase of 15% from $416.2 million for the same period in the prior year. The increase in total revenues resulted from the ability of the Company to gain client acceptance of new products and services, deliver high value consultative services, increase sales penetration into new and existing clients and continued growth in event attendees, exhibitors, and fees.

OPERATING INCOME of $7.0 million in the second quarter of fiscal 2001 decreased 46% from $12.9 million in the second quarter of fiscal 2000. For the six months ended March 31, 2001, operating income was $36.6 million, a decrease of 19% from $45.0 million for the same period in the prior year. Operating income was impacted primarily by higher growth in lower margin consultative services and salaries associated with the hiring of analysts and consultants.

COSTS AND EXPENSES increased 21% to $217.8 million in the second quarter of fiscal 2001 from $180.5 million in the second quarter of fiscal 2000. For the six months ended March 31, 2001, costs and expenses were $443.8 million, an increase of 20% from $371.2 million for the same period in the prior year. The increase in costs and expenses resulted from the additional support required for the growing client base, incremental costs associated with conferences and the hiring of additional consultants, analysts, project executives and sales personnel. Cost of services and product development expenses increased 24% to

$109.1 million for the second quarter of fiscal 2001 from $87.8 million for the second quarter of fiscal 2000 and increased 22% to $232.0 million for the six month period ended March 31, 2001 from $189.5 million for the six month period ended March 31, 2000. The increases were due largely to investments in consulting, the re-launch of gartner.com, the investment in the Company's software business, and the investment in new research products. In the third and fourth quarters of fiscal 2001, the spending rate for these costs is expected to stabilize as the Company slows the rate of investment in the consulting business and other investment initiatives. In addition, cost of services and product development will be favorably impacted as a result of the Company's recently announced workforce reduction (see below). Selling, general and administrative expenses increased 15% to $94.8 million in the second quarter of fiscal 2001 from $82.7 million in the second quarter of fiscal 2000 and increased 15% to $187.2 million for the six month period ended March 31, 2001 from $162.9 million for the six month period ended March 31, 2000. The increases were primarily the result of recruiting and facilities costs related to the growth in company personnel as well as increases in sales costs associated with revenue growth. The recruiting costs are expected to decline through the remainder of the fiscal year and facilities costs are expected to stabilize as the Company slows the rate of investment in its consulting business.

DEPRECIATION EXPENSE for the second quarter of fiscal 2001 increased 58% to $10.6 million compared to $6.7 million for the second quarter of fiscal 2000. The increase was primarily due to capital spending and internal use software development costs required to support business growth, including the launch of the new gartner.com web site in January 2001. Amortization of intangibles of $3.2 million for the second quarter of fiscal 2001 remained relatively unchanged from the same period in fiscal 2000. For the six months ended March 31, 2001, depreciation expense was $18.1 million, an increase of 44% from $12.6 million for the same period of the prior year, and amortization of intangibles was $6.5 million, an increase of 3% from $6.3 million for the same period of the prior year.

NET LOSS ON SALE OF INVESTMENTS in the second quarter of fiscal 2001 primarily reflected the sale of 385,000 shares of Jupiter Media Metrix, Inc. for net cash proceeds of $2.0 million resulting in a pre-tax loss of $0.7 million. For the six months ended March 31, 2001, the Company sold 746,000 shares of Jupiter Media Metrix, Inc. for net cash proceeds of $5.9 million and a pre-tax gain of $0.8 million. In addition, the Company sold equity securities received from SI Venture Associates, LLC ("SI I") as in-kind share distributions for net cash proceeds of $4.6 million, resulting in a pre-tax gain of $3.8 million.

INTEREST EXPENSE decreased to $5.9 million in the second quarter of fiscal 2001 from $6.2 million in the second quarter of fiscal 2000. For the six months ended March 31, 2001, interest expense decreased to $11.4 million from $11.9 million for the same period in the prior year. The decreases related primarily to lower interest rates. Interest income and other of $0.5 million for the second quarter of fiscal 2001 remained relatively unchanged from the second quarter of fiscal 2000 but decreased to $0.9 million for the six months ended March 31, 2001 from $1.2 million for the same period in the prior year. The decrease was due to a lower average balance of investable funds as compared to the same period in the prior fiscal year.

OTHER EXPENSES of $3.3 million for the three months ended March 31, 2001 and $5.0 million for the six months ended March 31, 2001, were the result of impairment losses related to equity securities owned by the Company through SI I and SI Venture Fund II, L.P. ("SI II"). The $1.4 million expense for the six months ended March 31, 2000 was the result of equity losses from minority-owned investments.

PROVISION FOR INCOME TAXES was a benefit of $0.8 million in the second quarter of fiscal 2001, compared to a provision of $8.8 million in the same quarter of fiscal 2000. The provision for income taxes was $9.6 million and $18.3 million for the six months ended March 31, 2001 and 2000, respectively. The effective tax rate was 37% for the three and six month periods ended March 31, 2001. The rates decreased from 44% and 40% for the three and six month periods ended March 31, 2000, respectively. The higher rates in the prior year were the result of taxes associated with gains from the sale of marketable securities.


Discontinued Operation - TechRepublic
On April 9, 2001, the Company signed a definitive agreement to sell its subsidiary, TechRepublic, Inc. ("TechRepublic"), to CNET Networks, Inc. ("CNET") for an estimated purchase price of $23.0 million. Approximately $13.0 million of the purchase price is payable in cash and the remainder is payable in shares of CNET common stock, subject to adjustment based on the market price of the common stock prior to the date of the closing. The transaction is expected to close in July 2001 subject to the satisfaction of certain closing conditions. The Company also formed a content alliance with CNET, which is intended to enable the Company to deliver its brand and research products through a high profile presence on both the TechRepublic and CNET web sites without continued investment of capital. The consolidated financial statements of the Company have been restated to reflect the disposition of the TechRepublic segment as a discontinued operation in accordance with APB Opinion No. 30. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of TechRepublic have been excluded from the respective captions in the Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows, and have been reported through the expected date of disposition as "Loss from discontinued operation," "Net assets of discontinued operation," and "Net cash used by discontinued operation," for all periods presented.

For the three months ended March 31, 2001, TechRepublic's loss was $12.2 million, after taxes, compared to $8.4 million for the same period in the prior fiscal year. For the six months ended March 31, 2001, the after-tax loss was $26.1 million, compared to $8.4 million for the same period in the prior fiscal year.


For the three months ended March 31, 2001, the Company has recorded a pre-tax loss of $68.9 million ($39.9 million after tax) to recognize the expected loss on disposal. This pre-tax loss includes a write-down of $42.9 million of assets, primarily goodwill, to net realizable value, operating losses expected through the date of disposition of $8.6 million, severance and related benefits of $11.0 million, and other disposal related costs and expenses of $6.4 million.

DILUTED EARNINGS PER COMMON SHARE from continuing operations was a loss of 2 cents for the second quarter of fiscal 2001, compared to income of 12 cents for the second quarter of fiscal 2000. Excluding the impact of the loss on sale of investments of $0.5 million and impairment losses of $3.3 million, net of taxes of $1.3 million, diluted earnings per share was 1 cent for the second quarter of fiscal 2001. For the six months ended March 31, 2001, diluted earnings per common share from continuing operations was 19 cents, a decrease from 31 cents for the same period in the prior year. Basic earnings per common share from continuing operations for the three months ended March 31, 2001 was a loss of 2 cents compared to income of 13 cents for the second quarter of fiscal 2000. For the six months ended March 31, 2001 basic earnings per common share from continuing operations was 19 cents, down from 32 cents for the same period in the prior year. Including the loss from discontinued operation and loss on disposal of discontinued operation, diluted earnings per share was a loss of 62 cents for the three months ended March 31, 2001 compared to income of 3 cents for the three months ended March 31, 2000. For the six month ended March 31, 2001, overall diluted earnings per share was a loss of 57 cents compared to income of 21 cents for the six months ended March 31, 2000.

Workforce Reduction
On April 17, 2001, the Company announced its plan to reduce fixed operating costs through a workforce reduction. This workforce reduction is expected to result in an employment reduction of approximately 5% to 7% of the workforce over the next several months. The Company expects to record a pre-tax charge of approximately $15.0 million to $18.0 million in the third quarter of fiscal 2001 primarily comprised of involuntary employee termination severance and benefits. The Company anticipates funding this charge out of operating cash flows. The workforce reduction is anticipated to result in an annual expense reduction of approximately $25.0 million to $30.0 million.

QUARTERLY OPERATING INCOME TRENDS. Historically, the Company has realized significant renewals and growth in contract value at the end of each quarter. The fourth quarter of the fiscal year typically is the fastest growth quarter for contract value, and the first quarter of the fiscal year typically represents the slowest growth quarter as it is the quarter in which the largest amount of contract renewals are due. The quarterly trends in contract value and overall business volume, fees receivable, deferred revenues, deferred commissions and commissions payable reflect the activity in sales and typically show substantial increases at quarter end, particularly at fiscal year end. All research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts which have clauses permitting termination with 30 days notice, but which have not produced material cancellations to date. With the exception of certain government contracts which permit termination, it is the Company's policy to record at the time of signing of a contract the entire amount of the contract billable as deferred revenue and fees receivable. For government contracts which permit termination, the Company continues to bill the client the full amount billable but only records a receivable equal to the earned portion of the contract. In addition, the Company will only record deferred revenue on these contracts when cash is received. Deferred revenues attributable to government contracts were $19.8 million and $36.8 million at March 31, 2001 and September 30, 2000, respectively. The Company also records the related commission obligation upon the signing of the contract and amortizes the corresponding deferred commission expense over the contract period in which the related revenues are earned and amortized to income.

Historically, research revenues have increased in the first quarter of each fiscal year over the immediately preceding quarter primarily due to increased contract value at the end of the prior fiscal year. Events revenues have increased similarly due to the number of conferences and exhibition events held in the first quarter. Additionally, operating income margin (operating income as a percentage of total revenues) typically improves in the first quarter of the fiscal year versus the immediately preceding quarter due to the increase in research revenue upon which the Company is able to further leverage its selling, general and administrative expenses, plus operating income generated from the first quarter Symposia and ITxpo exhibition events. Historically, operating income margin improvement has not been as high in the remaining quarters of the fiscal year because the Company has increased operating expenses for required growth and because the operating income margins from the Symposia and ITxpo events in the first fiscal quarter are higher than on conferences held later in the fiscal year. The prior fiscal year quarterly operating income margins were impacted negatively by the timing of costs related to the one-time cash retention incentive and strategic investments. The remainder of fiscal 2001 is expected to be impacted by the workforce reductions. As a result, historical and prior year operating income margin trends may not be indicative of the quarterly operating results for the remainder of the year.

Segment Results

The Company evaluates reportable segment performance and allocates resources based on gross contribution margin. Gross contribution is the profit or loss from operations before interest income and expense, certain selling, general and administrative expenses, amortization, income taxes, other expenses, and foreign exchange gains and losses.

Research
Research revenues increased 8% to $132.7 million for the three months ended March 31, 2001, compared to $123.3 million for the three months ended March 31, 2000. Revenues increased 6% to $271.9 million for the six months ended March 31, 2001, compared to $255.6 million for the six months ended March 31, 2000. The increases were due primarily to higher client retention in North America and the continued successful migration of clients from legacy to seat-based pricing. The new pricing structure provides broader access to research compared to the traditional individual research subscriptions. The newly launched gartner.com web site facilitates continued penetration within the existing client base as well as the ability to add new clients. Research gross contribution of $84.0 million for the three months ended March 31, 2001 increased 1% from $82.9 million for the three months ended March 31, 2000. For the six months ended March 31, 2001, gross contribution was $175.2 million, an increase of 1% from $173.8 million for the same period in the prior year. Gross contribution margin for the quarter ended March 31, 2001, however, decreased to 63% from 67% in the prior year, and decreased to 64% for the six months ended March 31, 2001 from 68% in the prior year. The decreases in gross contribution margin result from expense growth rates in excess of revenue growth. Research contract value, which consists of the annualized value of all subscription-based research products with ratable revenue recognition, was $558.1 million at March 31, 2001, an increase of 3% from $540.7 million at March 31, 2000. Excluding the effects of changes in exchange rates since last year, research contract value increased 6% from a year ago.

Consulting
Consulting revenues increased 29% to $68.8 million for the three months ended March 31, 2001, compared to $53.2 million for the three months ended March 31, 2000, and increased 35% to $118.5 million for the six months ended March 31, 2001, compared to $87.6 million for the six months ended March 31, 2000. The increases were due primarily to the increased number of projects, increased project size, increased project length and a continued increases in billing rates. Consulting gross contribution for the second quarter of fiscal 2001 of $21.6 million was even with the second quarter of fiscal 2000. Gross contribution for the six months ended March 31, 2001 of $27.4 million decreased 9% from $30.3 million for the same period in the prior year. Gross contribution margin for the second quarter of fiscal 2001 decreased to 31% from 41% for the same period in the prior year and decreased to 23% for the six months ended March 31, 2001 from 35% for the comparable period in the prior year. Consulting gross contribution and margin declined due to increases in compensation expense related to personnel increases, coupled by an increase in nonbillable activities, such as training and participation in annual Symposia events. The Company intends to reduce the rate of investment in consulting for the balance of the fiscal year in an effort to improve profitability. Consulting backlog, which represents future revenues to be recognized from in-process consulting and measurement engagements, increased 16% to approximately $92.5 million at March 31, 2001 compared to $79.7 million at March 31, 2000.

Events
Events revenues increased 53% to $17.4 million for the three months ended March 31, 2001, compared to $11.3 million for the three months ended March 31, 2000. For the six months ended March 31, 2001, revenue increased 33% to $79.8 million from $60.2 million for the six months ended March 31, 2000. Revenue growth was due to increased attendance, sponsorships and exhibit revenues at the Company's events. Gross contribution of $4.1 million for the three months ended March 31, 2001 decreased 24% from $5.3 million for the three months ended March 31, 2000. Gross contribution for the six months ended March 31, 2001 of $39.7 million increased 30% from $30.5 million for the same period in the prior year. Gross contribution margin for the second quarter of fiscal 2001 of 23% decreased from 47% for the second quarter of fiscal 2000 and was 50% for the six months ended March 31, 2001, down only 1% from 51% for the six months ended March 31, 2000. The lower margin in the second quarter of fiscal 2001 was due, in part, to the timing of spring symposia events in the second and third quarters of fiscal 2001 as compared to the prior year. Deferred revenue for events increased 30% to $56.8 million at March 31, 2001 as compared to $43.8 million at March 31, 2000.

Liquidity and Capital Resources

Cash provided by operating activities totaled $10.6 million for the six months ended March 31, 2001, compared to cash provided by operating activities of $38.9 million for the six months ended March 31, 2000. The net decrease of $28.3 million was due primarily to the decrease in income from continuing operations, and changes in balance sheet accounts, particularly accounts payable and accrued liabilities. Cash used for investing activities was $26.0 million for the six months ended March 31, 2001, compared to $135.9 million for the six months ended March 31, 2000. The decrease was due to the effect of cash used for acquisitions and other investments during the six months ended March 31, 2000. Cash provided by financing activities totaled $17.0 million in the six months ended March 31, 2001 compared to $79.8 million for the six months ended March 31, 2000. The decrease in cash provided by financing activities resulted primarily from the $110.0 million in borrowings under the Company's senior revolving credit facility, partially offset by $29.9 million the Company paid for the repurchase of shares of Class A Common Stock and shares of Class B Common Stock under the terms of the recapitalization during the six months ended March 31, 2000. The effect of exchange rates had no significant impact on cash and cash equivalents for the six months ended March 31, 2001.

Conversion Price Reset on Long-Term Debt
On April 17, 2000, Silver Lake Partners, LP ("SLP") made an investment of $300.0 million in the Company in the form of a five-year convertible subordinated note with a 6% coupon. The original agreement provided for a conversion price reset on the first anniversary of the financing, in the event of a reduction in the market price of the Company's stock. The conversion price is calculated at 110% of the average market price for 30 trading days prior to the anniversary date. The reset occurred under the existing terms and conditions of the convertible note. SLP has a moratorium on conversion until April 17, 2003, after which time it can put the convertible note with accrued interest to the Company. The Company can elect, at that time, to convert the note to the Company's Class A Common Stock or cash of equivalent value, at its discretion. The reset conversion price is $7.45 per share. Should the notes be converted into shares based upon the reset conversion price, the notes would be converted into approximately 42.6 million shares of Class A Common Stock.

The Company issues letters of credit in the ordinary course of business. As of March 31, 2001, the Company had letters of credit outstanding with The Chase Manhattan Bank for $0.4 million and with The Bank of New York for $2.0 million. As of March 31, 2001, the Company has a commitment to purchase 296,363 shares of Class A Common Stock in the open market by July 2001. The Company intends to fund this remaining commitment through existing cash balances, cash proceeds anticipated from the sale of marketable equity securities, cash expected to be provided from operations or borrowings available under the senior revolving credit facility. The Company is subject to certain customary affirmative, negative and financial covenants under the senior revolving credit facility, and continued compliance with these covenants could preclude the Company from borrowing the maximum amount of the credit facilities. As a result of these covenants, the Company's borrowing availability at March 31, 2001 was $161.0 million of the $200.0 million senior revolving credit facility. The Company believes that its current cash balances, together with cash anticipated to be provided by operating activities, the sale of marketable equity securities and borrowings available under the Company's senior revolving credit facility, will be sufficient for the expected short-term and foreseeable long-term cash needs of the Company in the ordinary course of business, including its obligation to make open market purchases of common stock pursuant to the recapitalization. The estimated cost of the share repurchase commitment, based on the market price of the stock at March 31, 2001 was approximately $2.0 million. If the Company were to pursue business opportunities that may arise involving substantial investments of additional capital, there can be no assurances that such capital will be available to the Company or will be available on commercially reasonable terms.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE. The Company operates in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond the Company's control. In addition, the Company and its clients are affected by the condition of the general economy. The following section discusses many, but not necessarily all, of these risks and uncertainties.

General Economic Conditions. The Company's revenues and results of operations are influenced by general economic conditions. In the event of a general economic downturn or a recession in the United States, Europe, Asia or Latin America, demand for the Company's products and services may decrease as the Company's existing and potential clients may substantially reduce their information technology and related budgets. Such economic downturn may materially and adversely affect the Company's business, financial condition and results of operations.

Competitive Environment. The Company faces competition from a significant number of independent providers of information products and services, as well as the internal marketing and planning organizations of the Company's clients. The Company also competes indirectly against consulting firms and other information providers, including electronic and print media companies. These indirect competitors could choose to compete directly with the Company. Limited barriers to entry exist in the Company's market. As a result, additional new competitors may emerge and existing competitors may start to provide additional or complementary services. Increased competition may result in loss of market share, diminished value in the Company's products and services, reduced pricing and increased marketing expenditures. The Company may not be successful if it cannot compete effectively on quality of research and analysis, timely delivery of information, customer service, the ability to offer products to meet changing market needs for information and analysis, and price.

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

Introduction of New Products and Services. The market for the Company's products and services are characterized by rapidly changing needs for information and analysis. To maintain its competitive position, the Company must continue to successfully enhance and improve its products and services, develop or acquire new products and services in a timely manner, and appropriately position and price products and services. Any failure to successfully do so could have a material adverse effect on the Company's business, results of operations or financial position. In addition, the Company must continue to improve its methods for delivering its products and services. For example, the Company believes that it needs to continue to invest in and develop its ability to use the Internet as a delivery channel for products and services. Failure to increase and improve the Company's Internet capabilities could adversely affect the Company's future business and operating results.

Expanding Markets. The Company has begun to expand its product and service offerings to smaller companies and to different user bases within existing and potential larger company clients. These target market segments are relatively new to the Company's sales and marketing personnel. As a result, the Company may not be able to compete effectively or generate significant revenues in these new market segments.

Internet Business Risks. The Company has signed a definitive agreement to sell its TechRepublic subsidiary to CNET Networks, Inc. ("CNET"). After the sale is consummated, the Company's internet business risk will be substantially reduced. The Company has formed a content alliance with CNET which is intended to enable the Company to deliver its brand and research products through a high profile presence on both the TechRepublic and CNET web sites without continued investment of capital.

International Operations. A substantial portion of the Company's revenues are derived from international sales. As a result, the Company's operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of exchange rate fluctuations and tariffs, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with foreign laws and regulations, different or overlapping tax structures, higher levels of United States taxation on foreign income, and the difficulty of enforcing client agreements and protecting intellectual property rights in international jurisdictions. Additionally, the Company relies on local distributors or sales agents in some international locations. If any of these arrangements are terminated, the Company may not be able to replace the terminated arrangement on equally beneficial terms or on a timely basis or clients of the local distributor or sales agent may not want to continue to do business with the Company or its new agent.

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

Significant Indebtedness. In connection with its recapitalization transactions and acquisitions, the Company incurred significant indebtedness. The associated debt service could impair future operating results. Further, the outstanding debt could limit the amount of cash or additional credit available to the Company, which in turn, could restrain the Company's ability to expand or enhance products and services, respond to competitive pressures or pursue business opportunities that may arise in the future and involve substantial investments of additional capital. In addition, pursuant to the terms of the $300.0 million convertible notes the Company issued in April 2000, effective April 17, 2001, the conversion price per share was reduced from $15.87 to $7.45. As a result, the number of shares of Class A Common Stock issuable upon conversion of the notes increased to approximately 42.6 million shares as of the date of the reset, from approximately 20.0 million. Although the Company has the right to redeem the notes in certain circumstances, including after a conversion election by a holder or holders, there can be no assurance that the Company will be able to obtain sufficient capital on a commercially reasonable basis, or at all, in order to fund any such redemption

Organizational and Product Integration Related to Acquisitions or Investments. The Company has made and expects to continue to make acquisitions of, or significant investments in, businesses that offer complementary products and services. The risks involved in each acquisition or investment include the possibility of paying more than the value the Company derives from the acquisition, the assumption of undisclosed liabilities and unknown and unforeseen risks, the difficulty of integrating the operations and personnel of the acquired business, the ability to retain key personnel of the acquired company, the time to train the sales force to market and sell the products of the acquired company, the potential disruption of the Company's ongoing business and the distraction of management from the Company's business. The Company may also incur additional debt or issue equity securities to pay for future acquisitions.

Enforcement of the Company's Intellectual Rights. The Company relies on a combination of copyright, patent, trademark, trade secrets, confidentiality procedures and contractual procedures to protect its intellectual property rights. Despite the Company's efforts to protect its intellectual property rights, it may be possible for unauthorized third parties to obtain and use technology or other information that the Company regards as proprietary. In addition, the Company's intellectual property rights may not survive a legal challenge to their validity or provide significant protection for the Company. Furthermore, the laws of certain countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. Accordingly, the Company may not be able to protect its intellectual property against unauthorized third party copying or use, which could adversely affect the Company's competitive position.

Agreements with IMS Health Incorporated. In connection with its recapitalization in July 1999, the Company agreed to certain restrictions on business activity to reduce the risk to IMS Health and its stockholders of substantial tax liabilities associated with the spinoff by IMS Health of its equity interest in the Company. The Company also agreed to assume the risk of such tax liabilities if the Company were to undertake certain business activities that give rise to the liabilities. As a result, the Company may be limited in its ability to undertake acquisitions involving the issuance of a significant amount of stock unless the Company were to seek and obtain a ruling from the IRS that the transaction will not give rise to such tax liabilities. In addition, the Company has certain limits on purchasing its common stock until July 2001 under the terms of the recapitalization.

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

Potential Fluctuations in Operating Results. The Company's quarterly operating income may fluctuate in the future as a result of a number of factors, including the timing of the execution of research contracts, the performance of consulting engagements, the timing of symposia and other events, the amount of new business generated by the Company, the restructuring of the Company's sales force and the change in territories of sales personnel at the end of each fiscal year, the mix of domestic and international business, changes in market demand for the Company's products and services, the timing of the development, introductions and marketing of new products and services, the results of operations of TechRepublic through the disposal date and competition in the industry. As a result, the Company's operating results in any quarter are not necessarily a good predictor of its operating results for any future period.

EURO CONVERSION. On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their sovereign currencies and a new currency called the "euro" and adopted the euro as their common legal currency. In 2002, participating countries will adopt the euro as their single currency and will issue new euro-denominated bills and coins for use in cash transactions. Beginning July 1, 2002 legacy currency will no longer be legal tender for any transactions, making conversion to the euro complete.

As of March 31, 2001, the Company has not found the impact of the adoption of the euro to have an impact on the competitive conditions in European markets and does not believe that the translation of financial transactions into euros has had or will have a significant effect on the Company's results of operations, liquidity, or financial condition. Additionally, the Company does not anticipate any material impact from the euro conversion on the Company's financial information systems which currently accommodate multiple currencies. Costs associated with the adoption of the euro have not been and are not expected to be significant and are being expensed as incurred.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2000, Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("FAS 140") was issued. FAS 140 replaces Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 125"). FAS 140 revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, and otherwise reiterates many of the provisions of FAS 125. FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. FAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of

FAS 140 is not expected to have a material impact on the Company's financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to market risk for changes in interest rates relates primarily to borrowing under long-term debt which consists of an unsecured senior revolving credit facility with The Chase Manhattan Bank and $300.0 million of 6% convertible subordinated notes issued to Silver Lake Partners, LP. At March 31, 2001, there was $20.0 million outstanding under the revolving credit facility. Under the revolving credit facility, the interest rate on borrowings is based on LIBOR plus an additional 100 to 200 basis points depending on the Company's debt to EBITDA ratio. The interest rate on outstanding borrowings at March 31, 2001 was 6.2%. The Company believes that an increase or decrease of 10% in the effective interest rate on available borrowing from its senior revolving credit facility will not have a material effect on future results of operations. The Company believes that it is not practical to determine changes in fair value, due to market risk exposure, of its convertible subordinated notes given the numerous features that are unique to these notes. In addition, pursuant to the terms of the convertible subordinated notes, effective April 17, 2001, the conversion price per share was reduced from $15.87 to $7.45. As a result, the number of shares of Class A Common Stock issuable upon conversion of the notes increased to approximately
42.6 million shares as of the date of the reset, from approximately 20.0 million. Although the Company has the right to redeem the notes in certain circumstances, including after a conversion election by a holder or holders, there can be no assurance that the Company will be able to obtain sufficient capital on a commercially reasonable basis, or at all, in order to fund any such redemption.

In addition, the Company is exposed to market risk from a series of forward purchase agreements on its Class A Common Stock. Beginning in 1997, the Company entered into a series of forward purchase agreements that extend through May 2003 to offset the dilutive effect of the Company's stock-based employee compensation plans. These agreements are settled quarterly on a net basis in either shares of the Company's Class A Common Stock or cash, at the Company's option. During the quarter ended March 31, 2001, a settlement resulted in the Company issuance of 220,482 shares of Class A Common Stock. Future settlements are dependent upon the market price of the Company's Class A Common Stock. As of March 31, 2001, a forward purchase agreement in place covered approximately $9.6 million or 1,164,154 shares of Class A Common Stock having a forward purchase price established at $8.26 per share. If the market priced portion of this agreement was settled based on the March 31, 2001 market price of Class A Common Stock of $6.74 per share, the Company would settle under the terms of the forward purchase agreement with a payment of either $1.8 million in cash or 263,334 shares of Class A Common Stock. As of March 31, 2001, a one dollar increase or decrease in the market price of the Company's Class A Common Stock would increase or decrease the settlement value of the forward purchase agreement by $1.2 million.

Pursuant to the terms of the Company's recapitalization, as of March 31, 2001, the Company has a commitment to purchase 296,363 shares of Class A Common Stock in the open market by July 2001. The estimated cost of this commitment, based on the market price of the stock at March 31, 2001, is approximately $2.0 million. The total cost of the remaining commitment is subject to the risk that the market price of the Company's common stock will increase. The Company intends to fund this remaining commitment through existing cash balances, cash proceeds anticipated from the sale of marketable equity securities, cash expected to be provided from operations or borrowings available under the senior revolving credit facility.

The Company is exposed to market risk as it relates to changes in the market value of its equity investments. The Company invests in equity securities of public companies directly and through SI I and SI II. The Company owns 100% of SI I and 34% of SI II. SI I and SI II are engaged in making venture capital investments in early to mid-stage IT-based or Internet-enabled companies. As of March 31, 2001, the Company had equity securities totaling $18.9 million, including available for sale investments with a fair market value of $4.0 million and a cost basis of $8.1 million. The gross unrealized gains of $0.2 million and gross unrealized losses of $4.2 million have been recorded net of deferred taxes of $0.8 million as a separate component of accumulated other comprehensive income in the stockholders' equity section of the Condensed Consolidated Balance Sheets. These investments are inherently risky as the businesses are typically in early development stages and may never develop. Furthermore, certain of these investments are in publicly-traded companies whose shares are subject to significant market price volatility. Adverse changes in market conditions and poor operating results of the underlying investments may result in the Company incurring losses or an inability to recover the original carrying value of its investments. The Company does not attempt to reduce or eliminate its market exposure on its investments in equity securities and may incur losses related to these investments.

The Company faces two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in the Company's foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive income (loss) in the Stockholders' equity section of the Condensed Consolidated Balance Sheets. The Company's foreign subsidiaries generally collect revenues and pay expenses in foreign currencies other than the United States dollar. Since the functional currency of the Company's foreign operations is the local currency, foreign currency translation adjustments are reflected as a component of stockholders' equity and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect the Company's consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.

Currency transaction gains or losses arising from transactions of the Company in currencies other than the functional currency are included in results of operations. The Company has generally not entered into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. At March 31, 2001, the Company had an outstanding foreign currency forward contract to sell U.S. dollars and purchase Japanese yen. The contract amount, expressed in U.S. dollars, was $1.6 million, was for a term of one week and contain a forward exchange rate of 123.04 Japanese yen. The contract was settled on April 5, 2001 with no significant gain or loss.


PART II OTHER INFORMATION

Item 5. Other Information

Conversion Price Reset on Long  - Term Debt

On April 17, 2000, the Company issued and sold an aggregate of $300.0 million principal amount of its unsecured 6% convertible subordinated promissory notes due April 17, 2005 to Silver Lake Partners, L.P. and certain of Silver Lake Partners, L.P.'s affiliates. The notes mature five years from the date of their issuance. After the third anniversary of issuance, the principal amount of each note plus all accrued interest, at the election of the holder, may be converted into fully paid and nonassessable shares of Class A Common Stock, subject to the Company's right, under certain circumstances, to redeem the notes for cash in an amount equal to the unpaid principal amount of the notes plus accrued interest. The initial conversion price for the notes was $15.87.

Pursuant to the terms of the notes, the conversion price was subject to adjustment on the first anniversary of the date of issuance of the notes, April 17, 2001, if the average closing price of the Class A Common Stock for the 30 trading days prior to April 17, 2001 was less than approximately 91% of the conversion price then in effect. The notes further provided that the adjusted conversion price would equal 110% of such 30 day average. As a result of these provisions, on April 17, 2001, the conversion price of the notes was reduced to $7.45 per share. As a result, should the notes be converted into shares based upon the reset conversion price, the notes would be converted into approximately 42.6 million shares of Class A Common Stock. However, in the event a holder requests to convert all or a portion of a note, the Company shall have the right to redeem such note for cash in an amount equal to the product of (x) the quotient of (i) the amount of the note to be converted and (ii) the conversion price and (y) the closing price of the Class A Common Stock on the day the holder elected to convert the note.



Workforce Reduction

In view of the present generally tougher economic and business environment, on April 17, 2001, the Company announced its plan to reduce fixed operating costs through a workforce reduction. This workforce reduction is expected to result in an employment reduction of approximately 5% to 7% of the workforce over the next several months. The Company expects to record a pre-tax charge of approximately $15.0 million to $18.0 million in the third quarter of fiscal 2001 primarily comprised of involuntary employee termination severance and benefits. The Company anticipates funding this charge out of operating cash flows. The workforce reduction is anticipated to result in an annual expense reduction of approximately $25.0 million to $30.0 million.


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         none

(b)      Reports on Form 8-K

         The Company did not file a report on Form 8-K during the fiscal quarter ended March 31, 2001.

Items 1, 2, 3, and 4 are not applicable and have been omitted.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Gartner, Inc.

Date   May 15, 2001                               /s/ Regina M. Paolillo
                                                  ---------------------------
                                                  Regina M. Paolillo
                                                  Executive Vice President
                                                  and Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)