Form 10-Q
period 2001-06-30
GARTNER INC
filed 2001-08-13
CIK 749251

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       FOR THE QUARTER ENDED JUNE 30, 2001

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


     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO __.

     The number of shares outstanding of the Registrant's capital stock as of July 31, 2001 was 53,378,250 shares of Class A Common Stock and 32,555,788 shares of Class B Common Stock.

                                TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION



     ITEM 1: FINANCIAL STATEMENTS                                          Page

             Condensed Consolidated Balance Sheets at June 30, 2001 and
               September 30, 2000                                             3

             Condensed Consolidated Statements of Operations for the
               Three and Nine Months ended June 30, 2001 and 2000             4

             Condensed Consolidated Statements of Cash Flows for the
               Nine Months ended June 30, 2001 and 2000                       5

             Notes to Condensed Consolidated Financial Statements             6

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS              12

     ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK                                                   22

PART II      OTHER INFORMATION

     ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K                                23

PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements

                                  GARTNER, INC.

                      Condensed Consolidated Balance Sheets
                            (Unaudited, in thousands)


                                                                      June 30,          September 30,
                                                                        2001                2000
                                                                     ---------           ---------
Assets
Current assets:
    Cash and cash equivalents                                        $  39,291           $  61,698
    Marketable equity securities                                             8              35,404

    Fees receivable, net                                               279,862             323,849
    Deferred commissions                                                32,061              46,756
    Prepaid expenses and other current assets                           35,171              34,738
    Net assets of discontinued operation                                22,888              76,329
                                                                     ---------           ---------
       Total current assets                                            409,281             578,774

Property, equipment and leasehold improvements, net                    103,401              88,402

Intangible assets, net                                                 230,111             237,105
Other assets                                                            51,046              68,080
                                                                     ---------           ---------
       Total assets                                                  $ 793,839           $ 972,361
                                                                     =========           =========

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
    Accounts payable and accrued liabilities                         $ 124,768           $ 191,465
    Deferred revenues                                                  332,047             384,966

    Short-term debt                                                      5,000                --
                                                                     ---------           ---------
       Total current liabilities                                       461,815             576,431
                                                                     ---------           ---------
Long-term debt                                                         321,381             307,254
Other liabilities                                                       15,877              13,856

Commitments and contingencies

Stockholders' equity (deficit):
    Preferred stock                                                       --                  --
    Common stock                                                            59                  59
    Additional paid-in capital                                         340,381             333,828

    Unearned compensation                                               (5,032)             (6,451)
    Accumulated other comprehensive loss                               (14,787)                 (1)
    Accumulated earnings                                               124,149             182,286
    Treasury stock, at cost                                           (450,004)           (434,901)
                                                                     ---------           ---------
       Total stockholders' equity (deficit)                             (5,234)             74,820
                                                                     ---------           ---------
       Total liabilities and stockholders' equity (deficit)          $ 793,839           $ 972,361
                                                                     =========           =========





 See the accompanying notes to the condensed consolidated financial statements.

                                  GARTNER, INC.
                 Condensed Consolidated Statements of Operations
                (Unaudited, in thousands, except per share data)


                                                               Three months ended June 30,              Nine months ended June 30,
                                                                  2001             2000                2001                2000
                                                               ---------         ---------           ---------           ---------
Revenues:
   Research                                                    $ 133,203         $ 125,531           $ 405,130           $ 381,134
   Consulting                                                     71,644            53,087             190,136             140,700
   Events                                                         39,126            34,940             118,961              95,188
   Other                                                           3,593             7,267              13,710              20,018
                                                               ---------         ---------           ---------           ---------
           Total revenues                                        247,566           220,825             727,937             637,040
                                                               ---------         ---------           ---------           ---------
Costs and expenses:
   Cost of services and product development                      112,701           102,965             344,669             292,426
   Selling, general and administrative                            93,180            87,182             278,788             248,589
   Depreciation                                                   11,008             7,259              29,122              19,843
   Amortization of intangibles                                     3,052             3,333               9,531               9,642
   Other charges                                                  31,084              --                31,084                --
                                                               ---------         ---------           ---------           ---------
           Total costs and expenses                              251,025           200,739             693,194             570,500
                                                               ---------         ---------           ---------           ---------
Operating income (loss)                                           (3,459)           20,086              34,743              66,540
Net gain (loss) on sale of investments                            (5,451)            5,111                (640)             18,179
Net gain (loss) from minority-owned investments                   (6,618)            1,151             (11,691)               (227)
Interest income                                                      258             1,313               1,187               2,521
Interest expense                                                  (5,520)           (7,397)            (16,892)            (19,312)
Other income (expense), net                                           16              (482)             (1,584)             (1,927)
                                                               ---------         ---------           ---------           ---------
Income (loss) before provision (benefit) for income taxes        (20,774)           19,782               5,123              65,774
Provision (benefit) for income taxes                             (10,555)            7,912                (973)             26,236
                                                               ---------         ---------           ---------           ---------
Income (loss) from continuing operations                         (10,219)           11,870               6,096              39,538

Discontinued operation (TechRepublic - See Note 2):

   Loss from discontinued operation, net of taxes                   --              (9,488)            (26,059)            (17,905)

   Gain (loss) on disposal of discontinued operation, net
       of taxes                                                    1,765              --               (38,174)               --
                                                               ---------         ---------           ---------           ---------
           Income (loss) from discontinued operation               1,765            (9,488)            (64,233)            (17,905)
                                                               ---------         ---------           ---------           ---------

Net income (loss)                                              $  (8,454)        $   2,382           $ (58,137)          $  21,633
                                                               =========         =========           =========           =========
Basic earnings (loss) per common share:
   Income (loss) from continuing operations                    $   (0.12)        $    0.14           $    0.07           $    0.45
   Loss from discontinued operation                                 --               (0.11)              (0.30)              (0.21)
   Gain (loss) on disposal of discontinued operation                0.02              --                 (0.44)               --
                                                               ---------         ---------           ---------           ---------
           Net income (loss)                                   $   (0.10)        $    0.03           $ ( 0.67)           $    0.25
                                                               =========         =========           =========           =========
Diluted earnings (loss) per common share:
   Income (loss) from continuing operations                    $   (0.12)        $    0.13           $    0.07           $    0.44
   Loss from discontinued operation                                 --               (0.11)              (0.30)              (0.20)
   Gain (loss) on disposal of discontinued operation                0.02              --                 (0.44)               --
                                                               ---------         ---------           ---------           ---------
           Net income (loss)                                   $   (0.10)        $    0.03           $   (0.67)          $    0.24
                                                               =========         =========           =========           =========
Weighted average shares outstanding:
            Basic                                                 86,341            86,291              86,313              87,289
            Diluted                                               86,341            88,757              86,933              89,984





 See the accompanying notes to the condensed consolidated financial statements.

                                  GARTNER, INC.

                 Condensed Consolidated Statements of Cash Flows
                            (Unaudited, in thousands)

                                                                                           Nine months ended
                                                                                                 June 30,
                                                                                         2001               2000
                                                                                      ---------           ---------
Operating activities:
        Net income (loss)                                                             $ (58,137)          $  21,633
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Loss from discontinued operation                                                 64,233              17,905
        Depreciation and amortization of intangibles                                     38,653              29,485
        Deferred compensation                                                             1,147                 718
        Tax benefit associated with employee exercise of stock options                      904               3,269
        Provision for doubtful accounts                                                   2,992               2,963
        Deferred revenues                                                               (50,297)            (15,849)
        Deferred tax benefit                                                                408               1,761
        Net (gain) loss on sale of investments                                              640             (18,179)
        Net (gain) loss from minority-owned investments                                  11,691                (227)
        Accretion of interest and amortization of debt issue costs                       14,127               4,753

Changes in assets and liabilities, net of effects of acquisitions:
        Decrease in fees receivable                                                      39,027               1,141
        Decrease in deferred commissions                                                 14,362               6,723
        (Increase) decrease in prepaid expenses and other current assets                  8,627              (4,327)
        (Increase) decrease in other assets                                               3,924                (889)
        Increase (decrease) in accounts payable and accrued liabilities                 (39,413)             20,756
                                                                                      ---------           ---------
Cash provided by operating activities                                                    52,888              71,636
                                                                                      ---------           ---------
Investing activities:
        Payment for businesses acquired (excluding cash acquired)                        (8,842)           (110,074)
        Proceeds from sale of investments                                                13,476              40,242
        Payments for investments                                                           --               (20,352)
        Additions of property, equipment and leasehold improvements                     (44,133)            (33,988)
                                                                                      ---------           ---------
Cash used for investing activities                                                      (39,499)           (124,172)
                                                                                      ---------           ---------
Financing activities:
        Proceeds from the exercise of stock options                                       3,235               6,242
        Proceeds from Employee Stock Purchase Plan offering                               3,013               2,528
        Proceeds from issuance of debt                                                   20,000             420,000
        Payments on debt                                                                (15,000)           (335,000)
        Payments for debt issuance costs                                                 (5,000)             (3,327)
        Net cash settlement on forward purchase agreement                                  --                (8,200)
        Purchase of treasury stock                                                       (5,480)            (49,878)
                                                                                      ---------           ---------
Cash provided by financing activities                                                       768              32,365
                                                                                      ---------           ---------
Net increase (decrease) in cash and cash equivalents                                     14,157             (20,171)

Cash used by discontinued operation                                                     (34,203)            (13,190)
Effects of exchange rates on cash and cash equivalents                                   (2,361)             (2,229)
Cash and cash equivalents, beginning of period                                           61,698              88,894
                                                                                      ---------           ---------
Cash and cash equivalents, end of period                                              $  39,291           $  53,304
                                                                                      =========           =========


 See the accompanying notes to the condensed consolidated financial statements.

                                  GARTNER, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner, Inc. (the "Company"), on Form 10-K and Form 10K/A for the fiscal year ended September 30, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of continuing operations for the three- and nine-month periods ended June 30, 2001 may not be indicative of the results of continuing operations for the remainder of fiscal 2001. In addition, certain reclassifications have been made to the prior year financial statements to conform to the current year's presentation.

Note 2 - Discontinued Operation

On April 9, 2001, the Company signed a definitive agreement to sell its subsidiary, TechRepublic, Inc. ("TechRepublic"), to CNET Networks, Inc. ("CNET"). On July 2, 2001, the Company completed the sale for approximately $23.0 million in cash and common stock of CNET, before reduction for certain termination benefits. The proceeds were $14.3 million in cash and 755,058 shares of CNET common stock which had a fair market value of $12.21 per share on July 2, 2001. The Company also formed a content alliance with CNET, which is intended to enable the Company to deliver its research products through the TechRepublic and CNET web sites without continued investment of capital. The consolidated financial statements of the Company have been restated to reflect the disposition of the TechRepublic segment as a discontinued operation in accordance with APB Opinion No. 30. Accordingly, revenues, costs and expenses, assets, liabilities, and cash flows of TechRepublic have been excluded from the respective captions in the Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows, and have been reported through the date of disposition as "Income
(loss) from discontinued operation," "Net assets of discontinued operation," and "Net cash used by discontinued operation," for all periods presented.

During the three months ended June 30, 2001, the Company re-evaluated its expected loss from the sale and reduced the charge made to earnings as of March 31, 2001 by $1.8 million. For the nine months ended June 30, 2001, the Company recorded a pre-tax loss of $67.1 million ($38.2 million after tax) to recognize the expected loss on the sale. This pre-tax loss includes a write-down of $41.7 million of assets, primarily goodwill, to net realizable value, operating losses through the date of sale of $6.5 million, severance and related benefits of $10.3 million, and other sale-related costs and expenses of $8.6 million.

Summarized financial information for the discontinued operation is as follows (in thousands):

Statements of Operations Data

                                               Three months ended June 30,       Nine months ended June 30,
                                               ---------------------------       --------------------------
                                                  2001             2000              2001              2000
                                                --------         --------          --------          --------
Revenues                                        $  3,665         $  1,686          $ 12,367          $  1,761
                                                --------         --------          --------          --------

Loss before income taxes                        $   --           $(14,366)         $(32,574)         $(16,605)

Provision (benefit) for income taxes                --             (4,878)           (6,515)            1,300
                                                --------         --------          --------          --------

Loss from discontinued operations, net          $   --           $ (9,488)         $(26,059)         $(17,905)
                                                ========         ========          ========          ========


Gain (loss) on disposal before income taxes     $  1,765         $   --            $(67,095)         $   --
Provision (benefit) for income taxes                --               --             (28,921)             --
                                                --------         --------          --------          --------


Gain (loss) on disposal of discontinued
          operations, net                       $  1,765         $   --            $(38,174)         $   --
                                                ========         ========          ========          ========

Balance Sheet Data

                                        June 30, 2001         September 30, 2000
                                        -------------         ------------------
Current assets                            $ 4,342                   $ 3,693
Total assets                              $30,010                   $84,842
Current liabilities                       $ 7,117                   $ 6,335
Long-term liabilities                     $     5                   $ 2,178
Net assets of discontinued operation      $22,888                   $76,329

Note 3 - Investments

A summary of the Company's investments in marketable equity securities and cost-based investments at June 30, 2001, is as follows (in thousands):

                                                                              Gross                 Gross
                                                                            Unrealized           Unrealized
                                                           Cost                Gains               Losses            Fair Value
                                                           ----                -----               ------            ----------
Marketable equity securities
     available for sale                                   $     2            $     7            $    (1)            $     8

Other investments                                          10,657               --                 --                10,657
                                                          -------            -------            -------             -------
         Total                                            $10,659            $     7            $    (1)            $10,665
                                                          =======            =======            =======             =======

During the quarter ended June 30, 2001, the Company sold its remaining 1,176,795 shares of Jupiter Media Metrix, Inc. ("Jupiter") for net cash proceeds of $1.6 million, resulting in a pre-tax loss of $6.4 million. In addition, the Company sold equity securities received from SI Ventures Associates, LLC ("SI I"), a wholly-owned affiliate, for net cash proceeds of $1.1 million, resulting in a pre-tax gain of $1.0 million. For the nine months ended June 30, 2001, the Company sold its remaining 1,922,795 shares of Jupiter for net cash proceeds of $7.5 million and a pre-tax loss of $5.6 million. In addition, for the nine months ended June 30, 2001, the Company sold equity securities received from SI I for net cash proceeds of $4.7 million, resulting in a pre-tax gain of $3.9 million. During the quarter ended June 30, 2000, the Company sold 921,450 shares of Jupiter for net cash proceeds of $24.3 million resulting in a pre-tax gain of $18.4 million. For the nine months ended June 30, 2000, the Company sold 1,395,950 shares of Jupiter for net cash proceeds of $40.2 million, resulting in a pre-tax gain of $31.5 million. On June 30, 2000, the Company sold its 8% investment in NETg, Inc., a subsidiary of Harcourt, Inc., for $36.0 million in cash to an affiliate of Harcourt, Inc. resulting in a pre-tax loss of $6.6 million and the Company settled a dispute under a joint venture agreement that was associated with the sale of GartnerLearning at a cost of approximately $6.7 million. The proceeds from the sale of NETg were received on July 7, 2000.

During the three and nine months ended June 30, 2001, the Company recognized impairment losses of $0.1 million and $3.7 million, respectively, related to equity securities owned by the Company through SI I.

Also included in "Other assets" in the Condensed Consolidated Balance Sheets at June 30, 2001 is the Company's equity method investment in SI Venture Fund II, LP ("SI II")' which amounted to $18.8 million. During the three and nine months ended June 30, 2001, the Company recorded impairment losses of $2.6 million and $4.0 million, respectively, related to equity securities. In addition, for the three and nine months ended June 30, 2001, the Company recorded $0.2 million held by SI II of net unrealized holding gains and $4.4 million of net unrealized holding losses in available-for-sale equity securities owned by SI II. Finally, during the three months ended June 30, 2001, the Company recorded impairment losses of $3.7 million on other investments accounted for using the cost method.

Note 4 - Computations of Earnings (Loss) per Share of Common Stock

The following table sets forth the reconciliation of the basic and diluted earnings (loss) per share from continuing operations (in thousands, except per share data):

                                                                                       Three months ended       Nine months ended
                                                                                             June 30,                June 30,
                                                                                         2001         2000        2001        2000
                                                                                       --------     --------    --------    --------
Numerator:
Income (loss) from continuing operations                                               $(10,219)    $ 11,870    $  6,096    $ 39,538
                                                                                       --------     --------    --------    --------
Denominator:
Denominator for basic earnings per share - weighted average number of
common shares outstanding                                                                86,341       86,291      86,313      87,289
Effect of dilutive securities:
Weighted average number of common shares under warrant outstanding                         --            102        --            86


Weighted average number of option shares outstanding                                       --          2,364         620       2,609
                                                                                       --------     --------    --------    --------
Dilutive potential common shares                                                           --          2,466         620       2,695
                                                                                       --------     --------    --------    --------
Denominator for diluted earnings per share - adjusted weighted
average number of common shares outstanding                                              86,341       88,757      86,933      89,984
                                                                                       ========     ========    ========    ========
Basic earnings (loss) per common share from continuing operations                      $  (0.12)    $   0.14    $   0.07    $   0.45
                                                                                       ========     ========    ========    ========
Diluted earnings (loss) per common share from continuing operations                    $  (0.12)    $   0.13    $   0.07    $   0.44
                                                                                       ========     ========    ========    ========

For the three and nine months ended June 30, 2001 and 2000, unvested restricted stock awards were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. For the three months ended June 30, 2001, options to purchase 28.4 million shares of Class A Common Stock of the Company were not included in the computation of diluted loss per share because the effect would have been anti-dilutive. For the nine months ended June 30, 2001, options to purchase 28.5 million shares of Class A Common Stock of the Company with exercise prices greater than the average market price of $8.48 per share were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. Additionally, for the three and nine months ended June 30, 2001, a convertible note outstanding issued to Silver Lake Partners, LP ("SLP"), representing approximately 38.7 million and
26.1 million shares of Class A Common Stock, if converted, and the related interest expense of $4.7 million and $14.0 million, respectively, was not included in the computation of diluted earnings (loss) per share, because the effect would have been anti-dilutive. (See Note 7 for a description of the April 17, 2001 reset of the conversion price for the SLP convertible note).

Note 5 - Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity, except those resulting from investments by owners and distributions to owners. The components of comprehensive income (loss) for the three and nine months ended June 30, 2001 and 2000 are as follows (in thousands):

                                                                                    Three months                 Nine months ended
                                                                                    ended June 30,                  June 30,
                                                                                    --------------                  --------
                                                                                   2001           2000         2001           2000
                                                                                 --------      --------      --------      --------
Net income (loss)                                                                $ (8,454)     $  2,382      $(58,137)     $ 21,633
Foreign currency translation gain (loss)                                           (1,276)       (3,642)       (1,056)       (7,689)
Change in unrealized holding gain (loss) on marketable securities                   4,823        28,009       (13,730)       31,501
                                                                                 --------      --------      --------      --------
     Comprehensive income (loss)                                                 $ (4,907)     $ 26,749      $(72,923)     $ 45,445
                                                                                 ========      ========      ========      ========

The balance of net unrealized holding gains at June 30, 2001 was $1.8 million.

Note 6 - Segment Information

The Company previously managed its business in four reportable segments organized on the basis of differences in its products and services: research, consulting, events and TechRepublic. With the discontinuance of the TechRepublic operation (See Note 2), three reportable segments remain: research, consulting, and events. Research consists primarily of subscription-based research products. Consulting consists primarily of consulting and measurement engagements. Events consists of symposia, expositions, and conferences.

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

The Company does not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not reported by segment because the information is not available and is not reviewed in the evaluation of performance or making resource allocation.

The following tables present information about reportable segments (in thousands). The "Other" column includes certain revenues, corporate and other expenses (primarily selling, general and administrative) unallocated to reportable segments, and expenses allocated to operations that do not meet the segment reporting quantitative threshold. There are no inter-segment revenues:


Three months ended June 30, 2001                  Research    Consulting      Events          Other       Consolidated
--------------------------------                  --------    ----------      ------          -----       ------------
Revenues                                          $133,203       $71,644     $39,126          $3,593          $247,566
Gross contribution                                  89,901        28,716      18,274            (38)           136,853
Corporate and other expenses                                                                (140,312)        (140,312)
Net loss on sale of investments                                                                                (5,451)
Net loss from minority-owned investments                                                                       (6,618)
Interest income                                                                                                    258
Interest expense                                                                                               (5,520)
Other income, net                                                                                                   16
Loss before provision for income taxes                                                                        (20,774)


Three months ended June 30, 2000                  Research    Consulting      Events          Other       Consolidated
--------------------------------                  --------    ----------      ------          -----       ------------
Revenues                                          $125,531       $53,087     $34,940          $7,267          $220,825
Gross contribution                                  82,488        17,431      15,048           2,988           117,955
Corporate and other expenses                                                                 (97,869)         (97,869)
Net gain on sale of investments                                                                                  5,111
Net gain from minority-owned investments                                                                         1,151
Interest income                                                                                                  1,313
Interest expense                                                                                               (7,397)
Other expense, net                                                                                               (482)
Income before provision for income taxes                                                                        19,782


Nine months ended June 30, 2001                   Research    Consulting      Events          Other       Consolidated
--------------------------------                  --------    ----------      ------          -----       ------------
Revenues                                          $405,130      $190,136    $118,961         $13,710         $ 727,937
Gross contribution                                 265,150        56,158      57,968           1,195           380,471
Corporate and other expenses                                                               (345,728)         (345,728)
Net loss on sale of investments                                                                                  (640)
Net loss from minority-owned investments                                                                      (11,691)
Interest income                                                                                                  1,187
Interest expense                                                                                              (16,892)
Other expense, net                                                                                             (1,584)
Income before provision for income taxes                                                                         5,123




Nine months ended June 30, 2000                   Research    Consulting      Events          Other       Consolidated
--------------------------------                  --------    ----------      ------          -----       ------------
Revenues                                          $381,134      $140,700     $95,188         $20,018          $637,040
Gross contribution                                 256,328        47,682      45,536           8,751           358,297
Corporate and other expenses                                                               (291,757)         (291,757)
Net gain on sale of investments                                                                                 18,179
Net loss from minority-owned investments                                                                         (227)
Interest income                                                                                                  2,521
Interest expense                                                                                              (19,312)
Other expense, net                                                                                             (1,927)
Income before provision for income taxes                                                                        65,774

Note 7 - Conversion Price Reset of Long-Term Debt

On April 17, 2000, the Company issued and sold an aggregate of $300.0 million of its unsecured 6% convertible subordinated promissory notes due April 17, 2005 to Silver Lake Partners, L.P. ("SLP") and certain of SLP's affiliates. The notes mature five years from the date of their issuance. On April 17, 2003, the principal amount of each note plus all accrued interest, at the election of the holder, may be converted into fully paid and non-assessable shares of Class A Common Stock, subject to the Company's right, under certain circumstances, to redeem the notes for cash in an amount equal to the unpaid principal amount of the notes plus accrued interest.

The initial conversion price for the notes was $15.87 per share. Pursuant to the terms of the notes, the conversion price was subject to adjustment on April 17, 2001, if the average closing price of the Class A Common Stock for the 30 trading days prior to April 17, 2001 was less than approximately 91% of the conversion price then in effect. The notes further provided that the adjusted conversion price would equal 110% of such 30-day average. As a result of these provisions, on April 17, 2001, the conversion price of the notes was reduced to $7.45 per share. If the notes, plus accrued interest, are converted into shares based upon the reset conversion price, the notes would be converted into approximately 43.2 million shares of Class A Common Stock as of June 30, 2001. If a holder requests to convert all or a portion of the note, the Company shall have the right to redeem such note for cash in an amount equal to the closing price of the Class A Common Stock on the day the holder elected to convert the note times the number of shares the note, plus accrued interest, would be convertible into.

Note 8 - Other Charges

During the three months ended June 30, 2001, the Company recorded other charges of $31.1 million. Of these charges, $25.5 million are associated with the Company's workforce reduction announced in April 2001. This workforce reduction has resulted in the elimination of 383 positions, or approximately 8% of the Company's workforce, and the payment of $10.8 million of termination benefits during the quarter ended June 30, 2001. The $25.5 million charge is comprised of employee termination severance and benefits. The remaining $5.6 million charge primarily relates to the write-down of assets and other costs associated with the closure of a business that performed internet customer satisfaction measurement and analysis. The liability balance, principally workforce reduction severance, remaining at June 30, 2001 was $17.2 million and is expected to be paid over the next two quarters.The Company is funding these costs out of operating cash flows.

Note 9 - Termination of Forward Purchase Agreement

In 1997, the Company entered into a series of forward purchase agreements that extended through May 2003 to offset the dilutive effect of the Company's stock-based employee compensation plans. These agreements were settled quarterly on a net basis in either shares of the Company's Class A Common Stock or cash, at the Company's option. Settlements were dependent upon the market price of the Company's Class A Common Stock. At March 31, 2001, a forward purchase agreement in place covered approximately $9.6 million or 1,164,154 shares of Class A Common Stock having a forward purchase price of $8.26 per share. During the quarter ended June 30, 2001, the Company reacquired 1,164,154 shares of Class A Common Stock for approximately $9.7 million through an early termination of the forward purchase agreements. The $9.7 million was paid on July 5, 2001.

Note 10 - Subsequent Event

On July 19, 2001, the Company announced that its Board of Directors had authorized the Company to repurchase up to $75.0 million of its Class A and Class B Common Stock. Repurchases will be made from time to time over the next two years through open market purchases, subject to the availability of the stock, prevailing market conditions, the market price of the stock, and the Company's financial performance. Repurchases will be funded from cash flow from operations and possible borrowings under the Company's existing credit facility. Repurchases will be made proportionately between shares of the two classes of common stock. As of June 30, 2001, there were 53.3 million shares of Class A Common Stock and 32.6 million shares of Class B Common Stock outstanding.


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

Results of Operations

OVERALL RESULTS

TOTAL REVENUES of $247.6 million for the third quarter of fiscal 2001 increased 12% from $220.8 million for the third quarter of fiscal 2000. For the nine months ended June 30, 2001, total revenues were $727.9 million, an increase of 14% from $637.0 million for the same period in the prior year. The increase in total revenues resulted from the ability of the Company to retain and further penetrate existing clients with new products and services as well as attract new clients.

OPERATING LOSS of $3.5 million in the third quarter of fiscal 2001 compares to operating income of $20.1 million in the third quarter of fiscal 2000. For the nine months ended June 30, 2001, operating income was $34.7 million, a decrease of 48% from $66.5 million for the same period in the prior year. Operating income (loss) was impacted primarily by other charges of $31.1 million, of which $25.5 million relates to the reduction in workforce, $5.6 million relates to the write-off of a discontinued business and other restructuring costs. Excluding other charges, operating income would have been $27.6 million for the third quarter of fiscal 2001, a 37% increase compared to the third quarter of fiscal 2000, and would have been $65.8 million for the nine months ended June 30, 2001, a 1% decrease compared to the nine months ended June 30, 2000.

COSTS AND EXPENSES increased 25% to $251.0 million, including the other charges of $31.1 million, in the third quarter of fiscal 2001 from $200.7 million in the third quarter of fiscal 2000. Excluding other charges, expenses grew 10% to $219.9 million. For the nine months ended June 30, 2001, costs and expenses were $693.2 million, an increase of 22% from $570.5 million for the same period in the prior year. The increase in costs and expenses for the current quarter resulted from the additional support required for the growing client base. Cost of services and product development expenses increased 9% to $112.7 million for the third quarter of fiscal 2001 from $103.0 million for the third quarter of fiscal 2000 and increased 18% to $344.7 million for the nine-month period ended June 30, 2001 from $292.4 million for the nine-month period ended June 30, 2000. The increases were due largely to investments in consulting, the re-launch of gartner.com, the investment in the Company's software business, and the investment in new research products. In the fourth quarter of fiscal 2001, the spending rate for these costs is expected to stabilize as the Company continues to slow the rate of investment in the consulting business and other investment initiatives. In addition, cost of services and product development are expected to continue to be favorably impacted as a result of the Company's workforce reduction (see other charges). Selling, general and administrative expenses increased 7% to $93.2 million in the third quarter of fiscal 2001 from $87.2 million in the third quarter of fiscal 2000 and increased 12% to $278.8 million for the nine-month period ended June 30, 2001 from $248.6 million for the nine-month period ended June 30, 2000. The increases were primarily the result of recruiting and facilities costs related to the growth in Company personnel as well as increases in sales costs associated with revenue growth. Selling, general and administrative costs are also expected to stabilize as the Company slows the rate of investment in its consulting business.

DEPRECIATION EXPENSE for the third quarter of fiscal 2001 increased 52% to $11.0 million compared to $7.3 million for the third quarter of fiscal 2000. The increase was primarily due to capital spending and internal use software development costs required to support business growth, including the launch of the new gartner.com web site in January 2001. Amortization of intangibles of $3.1 million for the third quarter of fiscal 2001 remained relatively unchanged from the same period in fiscal 2000. For the nine months ended June 30, 2001, depreciation expense was $29.1 million, an increase of 47% from $19.8 million for the same period of the prior year, and amortization of intangibles was $9.5 million, approximately the same as the $9.6 million for the same period of the prior year.

OTHER CHARGES totaled $31.1 million for the three and nine months ended June 30, 2001. Of these charges, $25.5 million are associated with the Company's workforce reduction announced in April 2001. This workforce reduction has resulted in the elimination of 383 positions, or approximately 8% of the Company's workforce, and the payment of $10.8 million of termination benefits during the quarter ended June 30, 2001. The $25.5 million charge is comprised of employee termination severance and benefits. The remaining $5.6 million charge primarily relates to the write-down of assets and other costs associated with the closure of a business that performed internet customer satisfaction measurement and analysis. The liability balance, principally workforce reduction severance, remaining at June 30, 2001 was $17.2 million and is expected to be paid over the next two quarters. The Company is funding these costs out of operating cash flows.

NET GAIN (LOSS) ON SALE OF INVESTMENTS in the third quarter of fiscal 2001 primarily reflected the sale of the Company's remaining 1,176,795 shares of Jupiter Media Metrix, Inc. ("Jupiter") for net cash proceeds of $1.6 million resulting in a pre-tax loss of $6.4 million. In addition, the Company sold equity securities received from SI Ventures Associates, LLC ("SI I") for net cash proceeds of $1.1 million resulting in a pre-tax gain of $1.0 million. For the nine months ended June 30, 2001, the Company sold 1,922,795 shares of Jupiter for net cash proceeds of $7.5 million and a pre-tax loss of $5.6 million. In addition, the Company sold equity securities received from SI I for net cash proceeds of $4.7 million, resulting in a pre-tax gain of $3.9 million. During the quarter ended June 30, 2000, the Company sold 921,450 shares of Jupiter for net cash proceeds of $24.3 million resulting in a pre-tax gain of $18.4 million. For the nine months ended June 30, 2000, the Company sold 1,395,950 shares of Jupiter for net cash proceeds of $40.2 million, resulting in a pre-tax gain of $31.5 million. On June 30, 2000, the Company sold its 8% investment in NETg, Inc., a subsidiary of Harcourt, Inc., for $36.0 million in cash to an affiliate of Harcourt, Inc. resulting in a pre-tax loss of approximately $6.6 million and the Company settled a dispute under of a joint venture agreement that was associated with the sale of GartnerLearning at a cost of approximately $6.7 million. The proceeds from the sale of NETg were received on July 7, 2000.

NET LOSS FROM MINORITY-OWNED INVESTMENTS of $6.6 million for the three months ended June 30, 2001 and $11.7 million for the nine months ended June 30, 2001, were the result of impairment losses related to equity securities owned by the Company through SI I and SI Venture Fund II, L.P. ("SI II") and other investments.

INTEREST EXPENSE decreased to $5.5 million in the third quarter of fiscal 2001 from $7.4 million in the third quarter of fiscal 2000. For the nine months ended June 30, 2001, interest expense decreased to $16.9 million from $19.3 million for the same period in the prior year. The decreases related primarily to lower interest rates. Interest income of $0.3 million for the third quarter of fiscal 2001 decreased from $1.3 million in the third quarter of fiscal 2000 and decreased to $1.2 million for the nine months ended June 30, 2001 from $2.5 million for the same period in the prior year. The decrease was due to a lower average balance of investable funds as compared to the same period in the prior fiscal year.

OTHER INCOME (EXPENSE), NET primarily includes foreign currency exchange gains and losses. Foreign currency exchange gains and losses were a gain of $0.1 million for the three months ended June 30, 2001 compared to a loss of $0.5 million for the three months ended June 30, 2000. For the nine months ended June 30, 2001 and 2000 foreign currency exchange losses were $1.5 million and $1.9 million, respectively.

PROVISION FOR INCOME TAXES was a benefit of $10.6 million in the third quarter of fiscal 2001, compared to a provision of $7.9 million in the same quarter of fiscal 2000. The provision for income taxes was a benefit of $1.0 million for the nine months ended June 30, 2001, compared to a provision of $26.2 million for the nine months ended June 30, 2000. The effective tax rate was a benefit of 51% for the three month period and a benefit of 19% for the nine month period ended June 30, 2001, which reflects one-time benefit from foreign tax planning. Excluding the one-time foreign tax benefit, the effective tax rate for the three- and nine- months ended June 30, 2001 would have been 37%.

Discontinued Operation - TechRepublic

On April 9, 2001, the Company signed a definitive agreement to sell its subsidiary, TechRepublic, to CNET Networks, Inc. ("CNET"). On July 2, 2001, the Company completed the sale for approximately $23.0 million in cash and common stock of CNET, before reduction for certain termination benefits. The net proceeds were $14.3 million in cash and 755,058 shares of CNET common stock which had a fair market value of $12.21 per share on July 2, 2001. The Company also formed a content alliance with CNET, which is intended to enable the Company to deliver its research products through the TechRepublic and CNET web sites without continued investment of capital. The consolidated financial statements of the Company have been restated to reflect the disposition of the TechRepublic segment as a discontinued operation in accordance with APB Opinion No. 30. Accordingly, the revenues, costs and expenses, assets, liabilities, and cash flows of TechRepublic have been excluded from the respective captions in the Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows, and have been reported through the date of disposition as "Income (loss) from discontinued operation," "Net assets of discontinued operation," and "Net cash used by discontinued operation," for all periods presented.

For the nine months ended June 30, 2001, TechRepublic's loss was $26.1 million. For the three and nine months ended June 30, 2000, TechRepublic's losses were $9.5 million and $17.9 million, after taxes, respectively.

For the three months June 30, 2001, the Company recorded income of $1.8 million to adjust the losses previously estimated and recorded at March 31, 2001. For the nine months ended June 30, 2001, the Company recorded a pre-tax loss of $67.1 million ($38.2 million after tax) to recognize the expected loss on disposal. This pre-tax loss includes a write-down of $41.7 million of assets, primarily goodwill, to net realizable value, operating losses expected through the date of disposition of $6.5 million, severance and related benefits of $10.3 million, and other disposal-related costs and expenses of $8.6 million.

DILUTED EARNINGS PER COMMON SHARE from continuing operations was a loss of 12 cents for the third quarter of fiscal 2001, compared to income of 13 cents for the third quarter of fiscal 2000. Excluding other charges of $31.1 million, net loss on sale of investments of $5.5 million, net loss from minority-owned investments of $6.6 million, net of taxes of $16.0 million, and certain other foreign tax benefits of $2.9 million, diluted earnings per share was 16 cents for the third quarter of fiscal 2001. For the nine months ended June 30, 2001, diluted earnings per common share from continuing operations was 7 cents, a decrease from 44 cents for the same period in the prior year. Basic earnings per common share from continuing operations for the three months ended June 30, 2001 was a loss of 12 cents compared to income of 14 cents for the third quarter of fiscal 2000. For the nine months ended June 30, 2001, basic earnings per common share from continuing operations was 7 cents, down from 45 cents for the same period in the prior year. Including the loss from discontinued operation and loss on disposal of discontinued operation, diluted earnings per share was a loss of 10 cents for the three months ended June 30, 2001, compared to income of 3 cents for the three months ended June 30, 2000. For the nine months ended June 30, 2001, overall diluted earnings per share was a loss of 67 cents compared to income of 24 cents for the nine months ended June 30, 2000.

QUARTERLY OPERATING INCOME TRENDS. Historically, the Company has realized significant renewals and growth in contract value at the end of each quarter. The fourth quarter of the fiscal year is typically the fastest growth quarter for contract value, and the first quarter of the fiscal year is typically the slowest growth quarter as it is the quarter in which the largest amount of contract renewals are due. The quarterly trends in contract value and overall business volume, fees receivable, deferred revenues, deferred commissions and commissions payable reflect the activity in sales and typically show substantial increases at quarter end, particularly at fiscal year end. All research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts which have clauses permitting termination with 30 days notice, but which have not produced material cancellations to date. With the exception of certain government contracts which permit termination, it is the Company's policy to record the entire amount of the contract billable as deferred revenue and fees receivable at the time of signing of a contract. For government contracts which permit termination, the Company continues to bill the client the full amount billable but only records a receivable equal to the earned portion of the contract. In addition, the Company will only record deferred revenue on these contracts when cash is received. Deferred revenues attributable to government contracts were $18.0 million and $36.8 million at June 30, 2001 and September 30, 2000, respectively. The Company also records the related commission obligation upon the signing of the contract and amortizes the corresponding deferred commission expense over the contract period in which the related revenues are earned and amortized to income.

Historically, research revenues have increased in the first quarter of each fiscal year over the immediately preceding quarter primarily due to increased contract value at the end of the fiscal year. Events revenues have increased similarly due to the number of conferences and exhibition events held in the first quarter. Additionally, operating income margin (operating income as a percentage of total revenues) typically improves in the first quarter of the fiscal year versus the immediately preceding quarter due to the increase in research revenue upon which the Company is able to further leverage its selling, general and administrative expenses, plus operating income generated from the first quarter Symposia and ITxpo exhibition events. Historically, operating income margin improvement has not been as high in the remaining quarters of the fiscal year because the Company has increased operating expenses for required growth and because the operating income margins from the Symposia and ITxpo events in the first fiscal quarter are higher than on conferences held later in the fiscal year. The quarter ended June 30, 2001 was, and the remainder of fiscal 2001 is expected to be, impacted by the workforce reductions. As a result, historical and prior year operating income margin trends may not be indicative of the quarterly operating results for the remainder of the year.

SEGMENT RESULTS

The Company evaluates reportable segment performance and allocates resources based on gross contribution margin. Gross contribution is the profit or loss from operations before interest income and expense, certain selling, general and administrative expenses, amortization, income taxes, other expenses, and foreign exchange gains and losses.

Research
Research revenues increased 6% to $133.2 million for the three months ended June 30, 2001, compared to $125.5 million for the three months ended June 30, 2000. Revenues increased 6% to $405.1 million for the nine months ended June 30, 2001, compared to $381.1 million for the nine months ended June 30, 2000. The increases were due primarily to higher client retention in North America, the continued successful migration of clients from legacy to user-based pricing and the increased penetration of new buying centers within existing clients. The new pricing structure provides broader access to research compared to the traditional individual research subscriptions. The gartner.com web site facilitates continued penetration within the existing client base as well as the ability to add new clients. Research gross contribution of $89.9 million for the three months ended June 30, 2001, increased 9% from $82.5 million for the three months ended June 30, 2000. For the nine months ended June 30, 2001, gross contribution was $265.2 million, an increase of 3% from $256.3 million for the same period in the prior year. Gross contribution margin for the quarter ended June 30, 2001, increased slightly to 67% from 66% in the prior year, and decreased to 65% for the nine months ended June 30, 2001 from 67% in the prior year. Research contract value, which consists of the annualized value of all subscription-based research products with ratable revenue recognition, was $550.3 million at June 30, 2001, a decrease of 1% from $556.0 million at June 30, 2000. Excluding the effects of changes in foreign exchange rates since June 30, 2000, research contract value increased 2% from June 30, 2000.

Consulting
Consulting revenues increased 35% to $71.6 million for the three months ended June 30, 2001, compared to $53.1 million for the three months ended June 30, 2000, and increased 35% to $190.1 million for the nine months ended June 30, 2001, compared to $140.7 million for the nine months ended June 30, 2000. The increases were due primarily to the increased number of projects, increased project size, increased project length and continued increases in billing rates. Consulting gross contribution for the third quarter of fiscal 2001 of $28.7 million, increased 65% from $17.4 million for the third quarter of fiscal 2000. Gross contribution for the nine months ended June 30, 2001 of $56.2 million increased 18% from $47.7 million for the same period in the prior year. Gross contribution margin for the third quarter of fiscal 2001 increased to 40% from 33% for the same period in the prior year and decreased to 30% for the nine months ended June 30, 2001 from 34% for the comparable period in the prior year. Consulting gross contribution and margin increased over the three months of the prior year due primarily to the relative strength of the business and reductions in costs, including workforce reductions. Although consulting gross contribution increased, margin declined for the nine months ended June 30, 2001 compared to a year ago due to increases in compensation expense related to personnel increases, coupled by an increase in non-billable activities, such as training, participation in annual Symposia events, and increased selling activity. The Company intends to continue to reduce the rate of investment in consulting for the balance of the fiscal year in an effort to improve profitability. Consulting backlog, which represents future revenues to be recognized from in-process consulting and measurement engagements, increased 19% to $98.0 million at June 30, 2001 compared to $82.2 million at June 30, 2000.

Events
Events revenues increased 12% to $39.1 million for the three months ended June 30, 2001, compared to $34.9 million for the three months ended June 30, 2000. For the nine months ended June 30, 2001, revenue increased 25% to $119.0 million from $95.2 million for the nine months ended June 30, 2000. Revenue growth was due to increased exhibitor revenue as well as increased attendance and sponsorships at the Company's events. Gross contribution of $18.3 million for the three months ended June 30, 2001 increased 22% from $15.0 million for the three months ended June 30, 2000. Gross contribution for the nine months ended June 30, 2001 of $58.0 million increased 27% from $45.5 million for the same period in the prior year. Gross contribution margin for the third quarter of fiscal 2001 of 47% increased from 43% for the third quarter of fiscal 2000 and was 49% for the nine months ended June 30, 2001, up 1% from 48% for the nine months ended June 30, 2000. The higher margin in the third quarter of fiscal 2001 was due, in part, to increased exhibitor revenue. Deferred revenue for events increased 12% to $51.0 million at June 30, 2001 as compared to $45.4 million at June 30, 2000.

Liquidity and Capital Resources

Cash provided by operating activities totaled $52.9 million for the nine months ended June 30, 2001, compared to cash provided by operating activities of $71.6 million for the nine months ended June 30, 2000. The net decrease of $18.7 million was due primarily to the decrease in income from continuing operations, and changes in balance sheet accounts, particularly accounts payable and accrued liabilities. Cash used for investing activities was $39.5 million for the nine months ended June 30, 2001, compared to $124.2 million for the nine months ended June 30, 2000. The decrease was due to the effect of cash used for acquisitions during the nine months ended June 30, 2000. Cash provided by financing activities totaled $0.8 million for the nine months ended June 30, 2001 compared to $32.4 million for the nine months ended June 30, 2000. The decrease in cash provided by financing activities resulted primarily from $85.0 million in net borrowings, partially offset by $49.9 million the Company paid for the repurchase of shares of Class A Common Stock and shares of Class B Common Stock under the terms of the recapitalization during the nine months ended June 30, 2000. The effect of exchange rates reduced reported cash and cash equivalent balances by $2.4 million for the nine months ended June 30, 2001, compared to a reduction of $2.2 million for the nine months ended June 30, 2000.

The Company has a $200.0 million unsecured senior revolving credit facility with The Chase Manhattan Bank. At June 30, 2001, there was $5.0 million outstanding under the facility. The Company is subject to certain customary affirmative, negative and financial covenants under this credit facility, and continued compliance with these covenants could preclude the Company from borrowing the maximum amount of the credit facility. As a result of these covenants, the Company's borrowing availability at June 30, 2001 was $104.0 million. The Company also issues letters of credit in the ordinary course of business. As of June 30, 2001, the Company had letters of credit outstanding with The Chase Manhattan Bank for $0.4 million and with the Bank of New York for $2.0 million. As of June 30, 2001, the Company has fulfilled its obligation to purchase shares of Class A Common Stock pursuant to the terms of its July 1999 recapitalization, having purchased 296,363 shares during the quarter ended June 30, 2001.

The Company also has outstanding convertible notes in the principal amount of $300.0 million as of June 30, 2001. These notes are due and payable on April 17, 2005. However, beginning April 17, 2003, the principal amount of these notes, plus accrued interest, may, at the election of the holders, be converted into shares of the Company's Class A Common Stock, subject to the Company's right, under certain circumstances, to redeem the notes for cash in an amount equal to the unpaid principal amount of the notes plus accrued interest.

The Company believes that its current cash balances, together with cash anticipated to be provided by operating activities and borrowings available under the Company's senior revolving credit facility, will be sufficient for the expected short-term and foreseeable long-term cash needs of the Company in the ordinary course of business. If the Company were to pursue business opportunities that may arise involving substantial investments of additional capital, there can be no assurances that such capital will be available to the Company or will be available on commercially reasonable terms.

Stock Repurchase Program
On July 19, 2001, the Company announced that its Board of Directors had authorized the Company to repurchase up to $75.0 million of its Class A and Class B Common Stock. Repurchases will be made from time to time over the next two years through open market purchases, subject to the availability of the stock, prevailing market conditions, the market price of the stock, and the Company's financial performance. Repurchases will be funded from cash flow from operations and possible borrowings under the Company's existing credit facility. Repurchases will be made proportionately between shares of the two classes of common stock. As of June 30, 2001, there were 53.3 million shares of Class A Common Stock and 32.6 million shares of Class B Common Stock outstanding.

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

General Economic Conditions. The Company's revenues and results of operations are influenced by general economic conditions. In the event of a general economic downturn or a recession in the United States, Europe, Asia or Latin America, demand for the Company's products and services may decrease as the Company's existing and potential clients may substantially reduce their information technology and related budgets. Such economic downturn may materially and adversely affect the Company's business, financial condition and results of operations including the ability to achieve continued customer renewals and achieve new contract value, backlog and deferred events revenue.

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

Hiring and Retention of Employees. The Company's success depends heavily upon the quality of its senior management, sales personnel, IT analysts, consultants and other key personnel. The Company faces competition for these qualified professionals from, among others, technology and Internet companies, market research firms, consulting firms and electronic and print media companies. Some of the personnel that the Company attempts to hire are subject to non-competition agreements that could impede the Company's short-term recruitment efforts. Any failure to retain key personnel or hire additional qualified personnel, as may be required to support the evolving needs of clients or growth in the Company's business, could adversely affect the quality of the Company's products and services, and, therefore, its future business and operating results.

Maintenance of Existing Products and Services. The Company operates in a rapidly evolving market, and the Company's success depends upon its ability to deliver high-quality and timely research and analysis to its clients and to anticipate and understand the changing needs of its clients. Any failure to continue to provide credible and reliable information that is useful to its clients could have a material adverse effect on future business and operating results. Further, if the Company's predictions prove to be wrong or are not substantiated by appropriate research, the Company's reputation may suffer and demand for its products and services may decline.

Introduction of New Products and Services. The market for the Company's products and services are characterized by rapidly changing needs for information and analysis. To maintain its competitive position, the Company must continue to successfully enhance and improve its products and services, develop or acquire new products and services in a timely manner, and appropriately position and price products and services. Any failure to successfully do so could have a material adverse effect on the Company's business, results of operations or financial condition. In addition, the Company must continue to improve its methods for delivering its products and services. For example, the Company believes that it needs to continue to invest in and develop its ability to use the Internet as a delivery channel for products and services. Failure to increase and improve the Company's Internet capabilities could adversely affect the Company's future business and operating results. Technological advances may provide increased competition from a variety of sources.

Expanding Markets. The Company is attempting to expand its product and service offerings to smaller companies and to different user bases within existing Company clients. These target market segments are relatively new to the Company's sales and marketing personnel. As a result, the Company may not be able to compete effectively or generate significant revenues in these new market segments.

Internet Business Risks. On July 2, 2001, the Company sold its TechRepublic subsidiary to CNET Networks, Inc. ("CNET"). As a result of the sale, the Company's Internet business risk has been substantially reduced. The Company has formed a content alliance with CNET which is intended to enable the Company to deliver its research products through the TechRepublic and CNET web sites without continued investment of capital.

International Operations. A substantial portion of the Company's revenues are derived from international sales. As a result, the Company's operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of exchange rate fluctuations and tariffs, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with foreign laws and regulations, different or overlapping tax structures, higher levels of United States taxation on foreign income, and the difficulty of enforcing client agreements and protecting intellectual property rights in international jurisdictions. Additionally, the Company relies on local distributors or sales agents in some international locations. If any of these arrangements are terminated, the Company may not be able to replace the arrangement on equally beneficial terms or on a timely basis or clients of the local distributor or sales agent may not want to continue to do business with the Company or its new agent.

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

Significant Indebtedness. In connection with its recapitalization transactions and acquisitions, the Company incurred significant indebtedness. The associated debt service could impair future operating results. Further, the outstanding debt could limit the amount of cash or additional credit available to the Company, which in turn, could restrain the Company's ability to expand or enhance products and services, respond to competitive pressures or pursue business opportunities that may arise in the future and involve substantial investments of additional capital. In addition, pursuant to the terms of the $300.0 million convertible notes the Company issued in April 2000, the conversion price per share was reduced from $15.87 to $7.45 effective April 17, 2001. As a result, the number of shares of Class A Common Stock issuable upon conversion of the notes increased to approximately 42.6 million shares as of the date of the reset, from approximately 20.0 million. As of June 30, 2001, the notes are convertible into 43.2 million shares of Class A Common Stock. Although the Company has the right to redeem the notes in certain circumstances, including after a conversion election by a holder or holders, there can be no assurance that the Company will be able to obtain sufficient capital on a commercially reasonable basis, or at all, in order to fund any such redemption.

Organizational and Product Integration Related to Acquisitions or Investments. The Company has made and expects to continue to make acquisitions of, or significant investments in, businesses that offer complementary products and services. The risks involved in each acquisition or investment include the possibility of paying more than the value the Company derives from the acquisition, the assumption of undisclosed liabilities and unknown and unforeseen risks, the ability to successfully integrate the operations and personnel of the acquired business, the ability to retain key personnel of the acquired company, the time to train the sales force to market and sell the products of the acquired company, the potential disruption of the Company's ongoing business and the distraction of management from the Company's business. The Company may also incur additional debt or issue equity securities to pay for future acquisitions.

Enforcement of the Company's Intellectual Rights. The Company relies on a combination of copyright, patent, trademark, trade secrets, confidentiality and contractual procedures to protect its intellectual property rights. Despite the Company's efforts to protect its intellectual property rights, unauthorized third parties may obtain and use technology or other information that the Company regards as proprietary. In addition, the Company's intellectual property rights may not survive a legal challenge to their validity or provide significant protection for the Company. Furthermore, the laws of certain countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. Accordingly, the Company may not be able to protect its intellectual property against unauthorized third-party copying or use, which could adversely affect the Company's competitive position.

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

Possibility of Infringement Claims. Third parties may assert infringement claims against the Company. Regardless of the merits, responding to any claim could be time consuming, costly and require the Company to enter into royalty and licensing agreements on unreasonable terms. If a successful claim is made against the Company and the Company fails to develop or license a substitute technology, the Company's business, results of operations or financial condition could be materially adversely affected.

Potential Fluctuations in Operating Results. The Company's quarterly operating income may fluctuate as a result of a number of factors, including the timing of the execution of research contracts, the performance of consulting engagements, the timing of symposia and other events, the amount of new business generated by the Company, the mix of domestic and international business, changes in market demand for the Company's products and services, the timing of the development, introductions and marketing of new products and services, and competition in the industry. As a result, the Company's operating results in any quarter are not necessarily a good predictor of its operating results for any future period.

EURO CONVERSION.

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their sovereign currencies and a new currency called the "euro" and adopted the euro as their common legal currency. In 2002, participating countries will adopt the euro as their single currency and will issue new euro-denominated bills and coins for use in cash transactions. Beginning

July 1, 2002, legacy currency will no longer be legal tender for any transactions, making conversion to the euro complete.

As of June 30, 2001, the Company has not found the impact of the adoption of the euro to have an impact on the competitive conditions in European markets and does not believe that the translation of financial transactions into euros has had or will have a significant effect on the Company's results of operations, liquidity, or financial condition. Additionally, the Company does not anticipate any material impact from the euro conversion on the Company's financial information systems which currently accommodate multiple currencies. Costs associated with the adoption of the euro have not been and are not expected to be significant and are being expensed as incurred.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142") were issued. FAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. The Company is currently evaluating the effect, if any, that adoption of FAS 141 will have on the Company's financial position or results of operations. FAS 142 requires that goodwill not be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. FAS 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for companies with fiscal years beginning after March 15, 2001. The Company is currently evaluating the effect, if any, that adoption of FAS 142 will have on the Company's financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to market risk for changes in interest rates relates primarily to borrowings under long-term debt which consists of an unsecured senior revolving credit facility with The Chase Manhattan Bank and $300.0 million of 6% convertible subordinated notes issued to SLP. At June 30, 2001, there was $5.0 million outstanding under the revolving credit facility. Borrowings under the revolving credit facility bear interest at the LIBOR rate plus an additional 100 to 200 basis points depending on the Company's debt-to-EBITDA ratio. The interest rate on outstanding borrowings at June 30, 2001 was 6.75%. The Company believes that an increase or decrease of 10% in the effective interest rate on available borrowing from its senior revolving credit facility will not have a material effect on future results of operations. The Company believes that it is not practical to determine changes in fair value, due to market risk exposure, of its convertible subordinated notes given the numerous features that are unique to these notes. In addition, pursuant to the terms of the convertible subordinated notes, the conversion price per share was reduced from $15.87 to $7.45 effective April 17, 2001. As a result, the number of shares of Class A Common Stock issuable upon conversion of the notes as of June 30, 2001 was 43.2 million shares. Although the Company has the right to redeem the notes in certain circumstances, including after a conversion election by a holder or holders, there can be no assurance that the Company will be able to obtain sufficient capital on a commercially reasonable basis, or at all, in order to fund any such redemption.

The Company is exposed to market risk as it relates to changes in the market value of its equity investments. The Company holds investments in equity securities of public companies directly and through SI I and SI II. The Company owns 100% of SI I and 34% of SI II. SI I and SI II are engaged in making venture capital investments in early to mid-stage IT-based or Internet-enabled companies. As of June 30, 2001, the Company had equity securities totaling $10.7 million. The gross unrealized gains and gross unrealized losses were not significant and have been recorded net of deferred taxes as a separate component of accumulated other comprehensive income in the stockholders' equity section of the Condensed Consolidated Balance Sheets. These investments are inherently risky as the businesses are typically in early development stages and may never develop. Furthermore, certain of these investments are in publicly-traded companies whose shares are subject to significant market price volatility. Adverse changes in market conditions and poor operating results of the underlying investments may result in the Company incurring losses or an inability to recover the original carrying value of its investments. The Company does not attempt to reduce or eliminate its market exposure on its investments in equity securities and may incur losses related to these investments.

The Company faces two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in the Company's foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of "Accumulated other comprehensive income (loss)" in the Stockholders' equity section of the Condensed Consolidated Balance Sheets. The Company's foreign subsidiaries generally collect revenues and pay expenses in foreign currencies other than the United States dollar. Since the functional currency of the Company's foreign operations is generally the local currency, foreign currency translation adjustments are reflected as a component of stockholders' equity and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect the Company's consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.

Currency transaction gains or losses arising from transactions of the Company in currencies other than the functional currency are included in results of operations. The Company has generally not entered into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. At March 31, 2001, the Company had an outstanding foreign currency forward contract to sell U.S. dollars and purchase yen. The contract amount, expressed in U.S. dollars, was $1.6 million, was for a term of one week and contained a forward exchange rate of 123.04 yen. The contract was settled on April 5, 2001 with no significant gain or loss. There were no foreign currency forward contracts outstanding at June 30, 2001.


PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        none

(b)     Reports on Form 8-K

        The Company did not file a report on Form 8-K during the fiscal quarter ended June 30, 2001.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Gartner, Inc.

Date     August 13, 2001                    /s/ Regina M. Paolillo
                                            -----------------------------------
                                            Regina M. Paolillo
                                            Executive Vice President
                                            and Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)