Form 10-K
period 2001-09-30
GARTNER INC
filed 2001-12-28
CIK 749251

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-14443

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
                                 (203) 316-1111

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                    TITLE OF CLASS                           NAME OF EACH EXCHANGE ON WHICH REGISTERED
                    --------------                           -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Registrant, as of November 30, 2001, was approximately $768.0 million. This calculation does not reflect a determination that persons are affiliates for any other purposes.

     The number of shares outstanding of the registrant's capital stock as of November 30, 2001 was 51,196,453 shares of Common Stock, Class A and 32,547,828 shares of Common Stock, Class B.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders of the Registrant currently scheduled to be held on March 6, 2002 are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 GARTNER, INC.

                        2001 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS


                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................    4
Item 3.   Legal Proceedings...........................................    4
Item 4.   Submission of Matters to a Vote of Security Holders.........    4

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder matters.........................................    4
Item 6.   Selected Consolidated Financial Data........................    5
Item 7.   Management's Discussion and Analysis of Results of
          Operations..................................................    8
Item 7a.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   21
Item 8.   Consolidated Financial Statements and Supplemental Data.....   22
Item 9.   Changes and Disagreements with Accountants on Accounting and
          Financial Disclosure........................................   22

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   22
Item 11.  Executive Compensation......................................   23
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   23
Item 13.  Certain Relationships and Related Transactions..............   23

                                  PART IV
Item 14.  Exhibits, Consolidated Financial Schedules and Reports on
          Form 8-K....................................................   23

Report by Management..................................................  F-2
Independent Auditors' Report..........................................  F-3
Consolidated Balance Sheets...........................................  F-4
Statements of Operations..............................................  F-5
Statements of Changes in Stockholders' Equity (Deficit)...............  F-6
Statements of Cash Flows..............................................  F-8
Notes to Consolidated Financial Statements............................  F-9
Independent Auditors' Report on Consolidated Financial Statement        S-1
  Schedule............................................................
Schedule II -- Valuation and Qualifying Accounts......................  S-2

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Gartner, Inc., founded in 1979, is the world's leading independent provider of research and analysis on the computer hardware, software, communications and related information technology ("IT") industries. We currently provide comprehensive coverage of the IT industry to approximately 10,000 client organizations. The Company is organized into three business segments: research, consulting and events.

     - Research. Gartner's research products and services highlight industry developments, review new products and technologies, provide quantitative market research, and analyze industry trends within a particular technology or market sector. The Company typically enters into annually renewable subscription contracts for research products. Gartner distributes its research products through a number of electronic delivery formats, CD ROM and print media.

     - Consulting consists primarily of consulting, measurement engagements and strategic advisory services (paid one-day analyst engagements), which provide comprehensive assessments of cost performance, efficiency and quality for all areas of IT.

     - Events consists of various focused symposia, conferences and exhibitions. Gartner's primary clients are senior business executives, IT professionals, purchasers and vendors of IT products and services.

MARKET OVERVIEW

     In the dynamic IT marketplace, vendors continually introduce new products with a wide variety of standards and ever-shorter life cycles. The users of technology -- almost all organizations -- must not only stay abreast of these new developments, but also make major financial commitments to new IT systems and products in a short time. To purchase and plan effectively, they need independent, third-party research and consultative services.

     While the pace of IT investments is expected to slow significantly in 2002, companies are still spending more on IT than they were two years ago. Those investments are expected to account for more than half of all capital spending and 6% of GDP in the United States in 2002. The intense scrutiny on technology spending ensures that Gartner's products and services remain essential in the current economy, for while the nature of client decision-making is changing, the need for value-added, independent and objective research and analysis of the IT market has not.

PRODUCTS AND SERVICES

     The Company's principal products and services are Research, Consulting and Events.

     - Research. Gartner devotes an experienced research team to every significant IT product category. Our staff researches and prepares published reports and responds to telephone and e-mail inquiries from clients. Clients receive our information through a number of electronic delivery formats -- including gartner.com -- as well as CD-ROM and print media. Most clients purchase annually renewable subscription contracts for research products. Among these products: highlights of industry developments and trends, new product and technology evaluations, quantitative market research, and comparative analysis of IT operations of organizations. Gartner Research also provides clients with information such as IT trends and vendor strategies, statistical analysis, growth projections, and market share rankings of suppliers and vendors. This information is useful to IT manufacturers and the financial community; it also helps business leaders formulate, implement and execute growth strategies. By using Gartner research, IT buyers, technology users, vendors and business executives are able to make decisions faster and with greater confidence. Our research products and services include our core research business, Dataquest, Gartner Executive Programs and GartnerG2.

     - Consulting. Consulting consists primarily of consulting and measurement engagements and strategic advisory services. Gartner's consulting provides customized project consulting on the delivery, deployment and management of high-tech products and services. We offer consulting through seven specialized practices: Enterprise Solutions, IT Strategy & Management, Architecture & Technology, Human Capital Management, Strategic Sourcing, Market & Business Strategies, and General Advisory Services. Our Measurement services provide performance management, benchmarking, continuous improvement and best practices services.

     - Events. Events include symposia, conferences and exhibitions that provide comprehensive coverage of IT issues and forecasts of key IT industry segments. The conference season begins each year with Symposia and ITxpo, Gartner's flagship event held in Orlando, Florida; Cannes, France; Tokyo, Japan and Sydney, Australia. Throughout the year, the Company sponsors other conferences, seminars and briefings worldwide. Attendees at the majority of Gartner events pay in advance of the event. Events revenues are deferred and recognized upon the completion of the related symposium, conference or exhibition.

See Note 17 of the Notes to Consolidated Financial Statements for a summary of the Company's operating segments and geographic information.

COMPETITION

     We believe that the principal competitive factors that differentiate Gartner are:

     - high quality, independence and objectivity of our research and analysis;

     - multi-faceted expertise in all industries and technologies, both legacy and emerging;

     - our position as the only research company with broad consulting capabilities, and the only consulting firm with research;

     - timely delivery of information;

     - the ability to offer products that meet changing market needs and prices; and

     - superior customer service.

     We believe we compete favorably with respect to each of these factors.

     The Company faces competition from a significant number of independent providers of information products and services, as well as the internal marketing and planning organizations of our clients. We also compete indirectly against consulting firms and other information providers, including electronic and print media companies. These indirect competitors could choose to compete directly with Gartner in the future. In addition, limited barriers to entry exist in the markets in which we compete. As a result, additional new competitors may emerge and existing competitors may start to provide additional or complementary services. Increased competition may result in loss of market share, diminished value in Gartner's products and services, reduced pricing and increased sales and marketing expenditures. The Company may not be successful if it cannot continue to compete effectively on any of its principal competitive factors.

EMPLOYEES

     As of September 30, 2001, the Company had 4,281 employees, of which 825 employees are located at the Company's headquarters in Stamford, CT; 1,955 are located at other domestic facilities; and 1,501 are located outside of the United States. None of the Company's employees are represented by a collective bargaining arrangement. The Company has experienced no work stoppages and considers its relations with employees to be favorable.

ITEM 2.  PROPERTIES

     The Company's headquarters are located in approximately 244,000 square feet of leased office space in five buildings located in Stamford, CT. These facilities accommodate research and analysis, marketing, sales, client support, production and corporate administration. The leases on these facilities expire in 2010. The Company has a significant presence in the United Kingdom with approximately 89,000 square feet of leased office space in two buildings located in Egham, UK. The Company also leases office space in 50 domestic and 43 international locations to support its research and analysis, domestic and international sales efforts and other functions. The Company believes its existing facilities and expansion options are adequate for its current needs and that additional facilities, if needed, are available for lease to meet future needs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this Annual Report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of November 30, 2001, there were approximately 220 holders of record of the Company's Class A Common Stock and approximately 3,964 holders of record of the Company's Class B Common Stock. Since September 15, 1998, the Company's Class A Common Stock has been listed for trading on the New York Stock Exchange under the symbol "IT". Prior to September 15, 1998, the Class A Common Stock was listed on the NASDAQ National Market. Since July 20, 1999, the Company's Class B Common Stock has been listed for trading on the New York Stock Exchange under the symbol "IT/B". The Class B Common Stock is identical in all respects to the Class A Common Stock, except that the Class B Common Stock is entitled to elect at least 80% of the members of the Company's Board of Directors. In connection with the Company's recapitalization in July 1999, the Company declared a special, non-recurring cash dividend of $1.1945 per share, payable to all Company stockholders of record as of July 16, 1999. The cash dividend, totaling approximately $125.0 million, was paid on July 22, 1999 and was funded out of existing cash. While subject to periodic review, the current policy of the Company's Board of Directors is to retain all earnings primarily to provide funds for the continued growth of the Company.

     The following table sets forth the high and low sales prices for the Class A Common Stock and Class B Common Stock as reported on the New York Stock Exchange for the periods indicated.

                              CLASS A COMMON STOCK

                                                              FISCAL YEAR 2001   FISCAL YEAR 2000
                                                              ----------------   -----------------
                                                               HIGH      LOW      HIGH       LOW
                                                              -------   ------   -------   -------
First Quarter ended December 31.............................  $12.38    $5.66    $19.00    $ 9.56
Second Quarter ended March 31...............................  $ 9.16    $6.01    $22.25    $12.63
Third Quarter ended June 30.................................  $11.00    $5.80    $17.00    $11.38
Fourth Quarter ended September 30...........................  $11.17    $8.40    $15.25    $11.63

                              CLASS B COMMON STOCK

                                                              FISCAL YEAR 2001   FISCAL YEAR 2000
                                                              ----------------   -----------------
                                                               HIGH      LOW      HIGH       LOW
                                                              -------   ------   -------   -------
First Quarter ended December 31.............................  $10.94    $4.95    $18.75    $ 9.38
Second Quarter ended March 31...............................  $ 8.45    $5.81    $17.63    $10.00
Third Quarter ended June 30.................................  $ 9.81    $5.50    $13.25    $ 9.19
Fourth Quarter ended September 30...........................  $10.60    $8.05    $13.06    $ 9.75

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                    FISCAL YEAR ENDED SEPTEMBER 30,
                                          ----------------------------------------------------
                                            2001       2000       1999       1998       1997
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
Revenues:
  Research..............................  $535,114   $509,781   $479,045   $433,141   $349,600
  Consulting............................   265,450    208,810    149,840    110,955     84,631
  Events................................   132,684    108,589     75,581     49,121     34,256
  Other.................................    18,794     27,414     29,768     48,740     42,752
                                          --------   --------   --------   --------   --------
     Total revenues.....................   952,042    854,594    734,234    641,957    511,239

Total costs and expenses................   909,528    770,463    600,866    496,227    393,047
                                          --------   --------   --------   --------   --------
Operating income........................    42,514     84,131    133,368    145,730    118,192
Net gain (loss) on sale of
  investments...........................      (640)    29,630         --     (1,973)        --
Net loss from minority-owned
  investments...........................   (26,817)      (775)      (846)      (511)      (202)
Interest income.........................     1,616      3,936      9,518      9,650      7,260
Interest expense........................   (22,391)   (24,900)    (1,272)       (94)        --
Other expense, net......................    (3,674)      (722)    (1,521)    (1,681)    (1,377)
                                          --------   --------   --------   --------   --------
Income (loss) from continuing operations
  before income taxes...................    (9,392)    91,300    139,247    151,121    123,873
Provision (benefit) for income taxes....    (9,172)    36,447     50,976     62,774     50,743
                                          --------   --------   --------   --------   --------
Income (loss) from continuing
  operations............................      (220)    54,853     88,271     88,347     73,130
Loss from discontinued operation, net of
  taxes.................................   (65,983)   (27,578)        --         --         --
Extraordinary loss on debt
  extinguishment, net of taxes..........        --     (1,729)        --         --         --
                                          --------   --------   --------   --------   --------
Net income (loss).......................  $(66,203)  $ 25,546   $ 88,271   $ 88,347   $ 73,130
                                          ========   ========   ========   ========   ========
Weighted average shares outstanding:
  Basic.................................    85,862     86,564    101,881    100,194     94,742
  Diluted...............................    85,862     89,108    104,603    105,669    102,751

                                                    FISCAL YEAR ENDED SEPTEMBER 30,
                                          ----------------------------------------------------
                                            2001       2000       1999       1998       1997
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET INCOME (LOSS) PER COMMON SHARE:
Basic:
  Income (loss) from continuing
     operations.........................  $  (0.00)  $   0.63   $   0.87   $   0.88   $   0.77
  Loss from discontinued operation......     (0.77)     (0.31)        --         --         --
  Extraordinary loss....................        --      (0.02)        --         --         --
                                          --------   --------   --------   --------   --------
  Net income (loss).....................  $  (0.77)  $   0.30   $   0.87   $   0.88   $   0.77
                                          ========   ========   ========   ========   ========
Diluted:
  Income (loss) from continuing
     operations.........................  $  (0.00)  $   0.62   $   0.84   $   0.84   $   0.71
  Loss from discontinued operation......     (0.77)     (0.31)        --         --         --
  Extraordinary loss....................        --      (0.02)        --         --         --
                                          --------   --------   --------   --------   --------
  Net income (loss).....................  $  (0.77)  $   0.29   $   0.84   $   0.84   $   0.71
                                          ========   ========   ========   ========   ========
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents, marketable
  equity securities.....................  $ 40,378   $ 97,102   $ 88,894   $218,684   $171,054
Fees receivable, net....................   300,306    323,849    282,047    239,243    205,760
Other current assets....................   108,137    157,823     61,243     53,152     48,794
                                          --------   --------   --------   --------   --------
     Total current assets...............   448,821    578,774    432,184    511,079    425,608
Property, equipment, and leasehold
  improvements, net.....................   100,288     88,402     63,592     50,801     44,102
Intangibles and other assets............   289,893    305,185    307,668    270,991    175,602
                                          --------   --------   --------   --------   --------
     Total assets.......................  $839,002   $972,361   $803,444   $832,871   $645,312
                                          ========   ========   ========   ========   ========
Deferred revenues.......................  $351,263   $384,966   $354,517   $288,013   $254,071
Other current liabilities...............   176,251    191,465    117,363    126,822    118,112
                                          --------   --------   --------   --------   --------
     Total current liabilities..........   527,514    576,431    471,880    414,835    372,183
Long-term debt..........................   326,200    307,254    250,000         --         --
Other liabilities.......................    19,806     13,856      7,078      3,098      3,259
Stockholders' equity (deficit)..........   (34,518)    74,820     74,486    414,938    269,870
                                          --------   --------   --------   --------   --------
Total liabilities and stockholders'
  equity (deficit)......................  $839,002   $972,361   $803,444   $832,871   $645,312
                                          ========   ========   ========   ========   ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements are any statements other than statements of historical fact, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as "may," "will," "expects," "should," "believes," "plans," "anticipates," "estimates," "predicts," "potential," "continue," or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Factors That May Affect Future Results" below. Readers should not place undue reliance on these forward-looking statements, which reflect management's opinion only as of the date on which they were made. Except as required by law, the Company disclaims any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers should also carefully review any risk factors described in Company Reports filed with the Securities and Exchange Commission.

BUSINESS STRATEGY

     Gartner is a research and advisory firm that helps business and IT professionals use technology to build, guide and grow their enterprises. The Company employs a diversified business model leveraging our unparalleled breadth and depth of research intellectual capital to maintain and enhance our market-leading position and brand franchise.

     The Company's primary objective is consistent revenue growth with higher, more predictable profit through moderated investment. We are focused on:

     - improving the profitability and free cash flow of our three core business segments;

     - maintaining our position as the market leader among research and advisory firms; and

     - growing our business relationships with our most valuable clients.

     Profitability & Cash Flow. The Company has a number of strategies for improving operating margins and increasing free cash flow, including:

     - rigorous analysis and assessment of our client, product and market portfolio;

     - reducing selling, general and administrative expenses as a percentage of revenue by (1) leveraging the Company's global infrastructure to tightly control worldwide costs, (2) maximizing our inside sales model (which has a lower cost of selling), and (3) focusing client growth on our most valuable clients;

     - enhancing analyst productivity and consultant utilization;

     - managing capital expenditures and foreign exchange exposure;

     - tax planning; and

     - selectively investing in new initiatives aligned with core competencies and capable of driving near-term returns.

     Market Leadership. Gartner is by far the leading provider of proprietary research and analysis of the IT industry and the world's pre-eminent source of insight about technology purchasing and deployment. The Company's global network of professionals is an unrivalled "brain trust" of provocative thought leadership. Gartner employs more analysts with more data points than any competitor; these analysts advise over 1,000 executives each day across 80 countries. Hundreds of experienced Gartner consultants combine our objective, independent research with a practical, sought-after business perspective focused on the IT market. Gartner's events are the world's largest of their kind, gathering one of the most highly qualified audiences of senior business executives, IT professionals, purchasers and vendors of IT products and services.

     Business Relationships. Gartner serves approximately 10,000 client organizations and roughly half of the Fortune 1000. Our great strength is the intimate understanding of our clients' industries and the technologies they employ, and the expertise to redefine and transform their businesses. A key strategy is to increase business volume with our most valuable clients, identifying relationships with the greatest sales potential and expanding those relationships where possible by offering strategically relevant research and analysis. Our diversified business model provides multiple entry points and synergies that facilitate increased client spending on Gartner research, consulting and events. Specific growth opportunities in fiscal 2002 include GartnerG2, a new research service designed specifically for business executives, and Gartner Executive Programs ("Gartner EXP"), concierge-quality service and personalized programs for senior IT executives.

BUSINESS MEASURES

     Research encompasses products which, on an ongoing basis, highlight industry developments, review new products and technologies, provide quantitative market research, analyze industry trends within a particular technology or market sector and provide comparative analysis of the IT operations of organizations. The Company typically enters into annually renewable subscription contracts for research products. Revenues from research products are deferred and recognized ratably over the contract term. Consulting revenues, primarily derived from consulting and measurement engagements and strategic advisory services are recognized as work is performed on a contract by contract basis. Events revenues are deferred and recognized upon the completion of the related symposium, conference or exhibition. Other revenues includes software licensing fees which are recognized when a signed non-cancellable software license exists, delivery has occurred, collection is probable, and the Company's fees are fixed or determinable. Revenue from software maintenance is deferred and recognized ratably over the term of each maintenance agreement, typically twelve months.

     The Company believes the following business measurements are important indicators of future revenues for its significant business segments.

REVENUE CATEGORY                                   BUSINESS MEASUREMENTS
----------------                                   ---------------------
Research......................  Contract value attributable to all subscription research products with ratable revenue recognition. Contract value is calculated as the annualized value of all subscription
                                research contracts in effect at a given point in time,
                                without regard to the duration of the contracts.
Consulting....................  Consulting backlog represents future revenue to be derived from in-process consulting, measurement and strategic
                                advisory services engagements.
Events........................  Deferred events revenue directly relates to symposia, conferences and exhibitions.

     Contract value is a significant measure of the Company's volume of business. The Company's past experience has been that a substantial portion of client companies renew subscription products for an equal or higher level each year. In addition, the Company has been able to increase its multi-year contracts to 48% of total contract value at September 30, 2001 from 40% at September 30, 2000. Total research contract value decreased 7% to approximately $556.0 million at September 30, 2001 from $599.2 million at September 30, 2000. The decrease was due primarily to less favorable economic conditions which have led to constrained IT spending, the September 11th terrorist attacks, which occurred three weeks before the Company's fiscal year end and the impact of foreign currency adjustments. After adjusting for foreign exchange, research contract value was down 4%.

     Total research deferred revenues of $263.5 million and $296.9 million at September 30, 2001 and 2000, respectively, represent unamortized revenues from billed products and services. Deferred revenues do not directly correlate to contract value as of the same date since contract value represents an annualized value of all outstanding contracts without regard to the duration of such contracts, and deferred revenue represents unamortized revenue remaining on all outstanding and billed contracts.

     All research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts which have a 30-day cancellation clause, but have not produced material cancellations to date. With the exception of certain government contracts which permit termination, it is the Company's policy to record at the time of signing of a contract the entire amount of the contract billable as a fee receivable, which represents a legally enforceable claim, and a corresponding amount as deferred revenue. For government contracts which permit termination, the Company bills the client the full amount billable under the contract but only records a receivable equal to the earned portion of the contract. In addition, the Company only records deferred revenue on these contracts when cash is received. Deferred revenues attributable to government contracts were $24.5 million and $33.8 million at September 30, 2001 and 2000, respectively. In addition, at September 30, 2001, the Company has billed but not yet collected $13.3 million of government contracts which permit termination. Accordingly, the Company has not recorded the receivable and associated deferred revenue for these contracts. The Company records the commission obligation related to research contracts upon the signing of the contract and amortizes the corresponding deferred commission expense over the contract period in which the related revenues are earned.

     Consulting backlog increased 13% to approximately $119.0 million at September 30, 2001 from $105.5 million at September 30, 2000. The increase in backlog reflects primarily the growth in the strategic advisory services engagements.

     Deferred revenue from events decreased 2% to approximately $70.5 million at September 30, 2001 from $72.2 million at September 30, 2000. The decrease was due primarily to less favorable economic conditions and the September 11th attacks, including the related impacts on clients' willingness to travel.

     Historically, research revenues typically increase in the first quarter of the fiscal year over the immediately preceding quarter primarily due to the increase in contract value at the end of the prior fiscal year. Events revenues have increased similarly due to annual conferences and exhibition events held in the first quarter. Additionally, operating income margin (operating income as a percentage of total revenues) typically improves in the first quarter of the fiscal year over the immediately preceding quarter due to the increase in research revenue upon which the Company is able to further leverage its selling, general and administrative expenses, plus operating income generated from the first quarter Symposium and ITxpo exhibition events. Although operating income margins have generally not been as high in the remaining quarters, the full year impact of acquisitions and strategic initiatives may result in operating margin trends in the future that are not comparable to historical trends.

RESULTS OF OPERATIONS

 FISCAL YEAR ENDED SEPTEMBER 30, 2001 VERSUS FISCAL YEAR ENDED SEPTEMBER 30,
 2000

     Total revenues increased 11% to $952.0 million in fiscal 2001 compared to $854.6 million in fiscal 2000.

     - Research revenue increased 5% in fiscal 2001 to $535.1 million compared to $509.8 million in fiscal 2000 and comprised approximately 56% and 60% of total revenues in fiscal 2001 and 2000, respectively.

     - Consulting revenue increased 27% to $265.5 million in fiscal 2001 compared to $208.8 million in fiscal 2000 and comprised approximately 28% and 24% of total revenues in fiscal 2001 and 2000, respectively.

     - Events revenue was $132.7 million in fiscal 2001, an increase of 22% over the $108.6 million in fiscal 2000 and comprised approximately 14% of total revenues in fiscal 2001 versus 13% in fiscal 2000.

     - Other revenues, consisting principally of software licensing and maintenance fees, decreased 31% to $18.8 million in fiscal 2001 from $27.4 million in fiscal 2000.

     Although the growth rate in total revenues declined slightly in fiscal 2001, the increase in total revenues reflects the ability of the Company to gain client acceptance of new products and services, deliver high value consultative services, increase sales penetration into new and existing clients and develop incremental revenues from prior year acquisitions (see discussion of segment results below).

     Revenue has grown in the three defined geographic market areas of the
Company: United States and Canada, Europe, and Other International. Revenues from sales to United States and Canadian clients increased 12% to $633.7 million in fiscal 2001 from $563.6 million in fiscal 2000. Revenues from sales to European clients increased 8% to $248.2 million in fiscal 2001 from $230.3 million in fiscal 2000. Revenues from sales to Other International clients increased by 16% to $70.2 million in fiscal 2001 from $60.7 million in fiscal 2000.

     The Company's sales strategy is to maintain its focus on large customers and to expand sales of product and service offerings to different user bases within existing and potential client companies. Key components of this strategy are the focus on the Company's most valuable accounts to ensure that these relationships are maintained and expanded, emphasis on GartnerG2, Gartner EXP and seat retention and penetration amongst Fortune 1000 companies. The Company continues to invest in direct sales personnel and distributor relationships in Europe and other international markets and intends to pursue continued expansion of operations outside of the United States in fiscal 2002.

     Costs and expenses, excluding other charges, in fiscal 2001, increased to $863.0 million from $770.5 million in fiscal 2000. The increase in costs and expenses reflects the additional support required for the growing client base, incremental costs associated with conferences, and strategic investments which included the hiring of additional project executives and sales personnel in the first half of fiscal 2001, and spending on sales productivity tools and interactive initiatives. During fiscal 2001, the Company implemented certain measures, including the workforce reduction in the second half of the year, to reduce ongoing costs and expenses.

     Cost of services and product development expenses were $439.6 million and $387.7 million for fiscal 2001 and fiscal 2000, respectively. The costs of services and product development expenses increased as a percentage of total revenues to 46% from 45%. The increase is attributable to growth in personnel costs associated with the development and delivery of products and services.

     Selling, general and administrative expenses increased to $370.1 million in fiscal 2001 from $341.9 million in fiscal 2000. The increase was due to recruiting and facilities costs related to the growth in Company personnel as well as increases in sales costs associated with revenue growth.

     Depreciation expense increased to $40.9 million in fiscal 2001 from $27.8 million in fiscal 2000, primarily due to capital spending and internal use software development costs required to support business growth, including the launch of the new gartner.com web site in January 2001. Amortization of intangibles of $12.4 million in fiscal 2001 was down from $13.0 million in fiscal 2000.

     During 2001, the Company recorded other charges of $46.6 million. Of these charges, $24.8 million are associated with the Company's workforce reduction announced in April 2001. This workforce reduction has resulted in the elimination of 383 positions, or approximately 8% of the Company's workforce. Approximately $14.3 million of the other charges are associated with the write-down of goodwill and other long-lived assets to net realizable value as a result of the Company's decision to discontinue certain unprofitable products, and $7.5 million of the charge is associated primarily with the write-off of internally developed systems in connection with the launch of gartner.com and seat-based pricing. At September 30, 2001, $6.6 million of the termination benefits relating to the workforce reduction remain to be paid, primarily in the first quarter of fiscal 2002. The Company is funding these costs out of operating cash flows.

     Operating income decreased 49% to $42.5 million in fiscal 2001 compared to $84.1 million in fiscal 2000. In fiscal 2001, the United States and Canada, and Europe markets experienced declines in operating income of 49% and 21%, respectively. Other International markets experienced an operating loss for the year. These operating results were all impacted by the other charges recorded during fiscal 2001. On a consolidated basis, operating income as a percentage of total revenues was 4% and 10%, respectively, for fiscal 2001 and 2000. Operating income was impacted, in part, by other charges and costs associated with the re-architecture of the Company's Web capabilities and its research methodology and delivery processes, and higher growth in lower margin consultative services. Excluding the other charges, operating income for fiscal 2001 was 9.4% of total revenues. The Company decreased its staff by approximately 8% in the second half of fiscal 2001 and, in the fourth quarter, decreased the expense to revenue ratio on selling, general and administrative expense by 2.4 percentage points as compared to the fourth quarter of last year. As a result of the Company's cost reduction initiatives, operating margin improved from 7.9% for the first six months of the fiscal year to 10.8% for the second half, all excluding other charges.

     Net loss on sale of investments in fiscal 2001 of $0.6 million includes the sale of the Company's remaining 1,922,795 shares of Jupiter Media Metrix ("Jupiter") for net cash proceeds of $7.5 million for a pre-tax loss of $5.6 million, offset in part by the sale of shares received from the Company's venture capital funds, SI Venture Associates ("SI I") and SI Venture Fund II ("SI II") for net cash proceeds of $6.0 million for a pre-tax gain of $4.9 million. Net gain on sale of investments in fiscal 2000 reflects the sale of 1,995,950 shares of Jupiter for net cash proceeds of $55.5 million for a pre-tax gain of $42.9 million. This gain was partially offset by the sale of the Company's 8% investment in NETg, Inc., a subsidiary of Harcourt, Inc., to an affiliate of Harcourt, Inc. for $36.0 million in cash that resulted in a pre-tax loss of approximately $6.6 million. The Company acquired this investment as consideration for its sale of GartnerLearning in September 1998. In addition, in fiscal 2000 the Company settled a claim arising from the sale of GartnerLearning to NETg Inc. The claim asserted that the Company had breached its contractual commitment under a joint venture to co-produce a product when the business was sold. The claim was settled for approximately $6.7 million and has been recorded as a loss on sale of investments.

     Net loss from minority-owned investments in fiscal 2001 of $26.8 million was primarily the result of impairment losses related to investments owned by the Company through SI I, SI II and other directly owned investments for other than temporary declines in value. These investments are comprised of early to mid-stage IT-based or Internet-enabled companies. The Company made an assessment of the carrying value of its investments and determined that certain investments were in excess of their fair value due to the significance and duration of the decline in valuation of comparable companies operating in the internet and technology sectors (see Note 5 -- Investments in the Notes to Consolidated Financial Statements). The impairment factors evaluated by management may change in subsequent periods, given that the entities underlying these investments operate in a volatile business environment. In addition, these entities may require additional financing to meet their cash and operational needs, however, there can be no assurance that such funds will be available to the extent needed, at terms acceptable to the entities, if at all. This could result in additional material non-cash impairment charges in the future.

     Interest expense decreased to $22.4 million in fiscal 2001 from $24.9 million in fiscal 2000. The decrease related primarily to lower interest rates and lower revolving credit borrowings compared to fiscal 2000. Interest income of $1.6 million in fiscal 2001 was down from $3.9 million in fiscal 2000 due to a lower average balance of funds available for investment and due to lower interest rates. Other expense, net increased to $3.7 million in fiscal 2001 from $0.7 million in fiscal 2000. The increase relates primarily to foreign currency exchange losses.

     Provision for income taxes on continuing operations was a benefit of $9.2 million in fiscal 2001 compared to a provision of $36.4 million in fiscal 2000. The effective tax rate in 2001, less the impact of a one-time tax benefit of $14.5 million due to the utilization of foreign tax credits in the second half of the year and other charges and losses on investments and related tax impact, was 37% compared to 40% for fiscal 2000. The decrease in the effective tax rate from fiscal 2000 is due to on-going tax planning initiatives. A more detailed analysis of the changes in the provision (benefit) for income taxes is provided in Note 14 of the Notes to Consolidated Financial Statements.

     Diluted income (loss) per common share from continuing operations decreased to $0.00 per share in fiscal 2001 compared to $0.62 per share in fiscal 2000 and $0.84 per share in fiscal 1999. Excluding the effect of other charges of $46.6 million, losses on investments of $27.5 million, net of tax benefits of $18.6 million, in the aggregate, on these items, and certain one-time tax benefits of $14.5 million, diluted income per common share from continuing operations was $0.47 per share in fiscal 2001. Excluding the effect of the net gain on investments of $28.9 million, net of taxes of $11.6 million, diluted net income per common share from continuing operations was $0.42 per share in fiscal 2000. Excluding the effect of other charges related to the

Company's recapitalization of $23.4 million, net of tax benefits of $6.0 million on these items, plus a one-time tax benefit of $2.5 million, diluted income per common share from continuing operations was $0.98 per common share in fiscal 1999. Basic income (loss) per common share from continuing operations was $0.00 per common share in fiscal 2001 compared to $0.63 per common share in fiscal 2000 and $0.87 per common share in fiscal 1999.

     On July 2, 2001, the Company sold its subsidiary, TechRepublic, to CNET Networks, Inc. ("CNET") for approximately $23.0 million in cash and common stock of CNET, before reduction for certain termination benefits. The proceeds were $14.3 million in cash and 755,058 shares of CNET common stock, which had a fair market value of $12.21 per share on July 2, 2001. From July 2, 2001 through September 30, 2001, the market value of the CNET shares had declined substantially, accordingly the Company recorded a $3.9 million impairment charge in net loss from minority-owned investments representing an other than temporary decline in market value of the CNET common stock. The Consolidated Financial Statements of the Company have been restated to reflect the disposition of the TechRepublic segment as a discontinued operation in accordance with APB Opinion No. 30. Accordingly, revenues, costs and expenses, assets, liabilities, and cash flows of TechRepublic have been excluded from the respective captions in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, and have been reported through the date of disposition as "Loss from discontinued operation," "Net assets of discontinued operation," and "Net cash used by discontinued operation," for all periods presented. During 2001, the Company recorded a pre-tax loss of $66.4 million ($39.9 million after tax) to recognize the loss on the sale of TechRepublic. This pre-tax loss includes a write-down of $42.4 million of assets, primarily goodwill, to net realizable value, operating losses through the date of sale of $6.5 million, severance and related benefits of $8.3 million, and other sale-related costs and expenses, including costs associated with the closure of facilities, of $9.2 million.

  Segment Analysis:

     The Company evaluates reportable segment performance and allocates resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain selling, general and administrative expenses, depreciation, amortization of intangibles and other charges.

  Research

     Research revenues grew 5% to $535.1 million in fiscal 2001 as compared to $509.8 million in the prior fiscal year. The increase was due primarily to higher client retention in North America, the continued successful migration of clients from legacy to seat-based pricing, the increased penetration of new buying centers within existing clients and continued focus and growth of GartnerG2 and Gartner EXP. The new pricing structure provides broader access to research compared to the traditional individual research subscription. During fiscal 2001, the Company launched GartnerG2, a new research service designed specifically to help business executives grow their companies. The Company expects that the gartner.com web site and launch of GartnerG2 will facilitate continued penetration within the existing client base as well as the ability to add new clients. Research gross contribution in fiscal 2001 increased to $352.6 million from $341.1 million in fiscal 2000. Gross contribution margin decreased slightly to 66% in fiscal 2001 from 67% in fiscal 2000, primarily a result of the investments in gartner.com and the launch of GartnerG2. Gross contribution margin increased to 67% for the second half of fiscal 2001 from 64% for the first half, due in large part to cost reduction measures instituted during the year.

  Consulting

     Consulting revenues grew 27% to $265.5 million in fiscal 2001 as compared to $208.8 million in the prior fiscal year. The increase was due primarily to an increase in the number of projects, increased project size, and increases in billing rates. Consulting gross contribution increased by 15% to $86.9 million in fiscal 2001 from $75.7 million in fiscal 2000. Consulting gross contribution margin of 33% in fiscal 2001 decreased from 36% in fiscal 2000 primarily due to increases in compensation expense related to the hiring of additional personnel in the first half of fiscal 2001, coupled by an increase in non-billable services, such as training, participation in annual symposia events, and increased selling activity. Gross contribution margin increased to 40% for the second half of fiscal 2001 from 23% for the first half, due in large part to cost reduction measures instituted during the year. The Company intends to reduce the rate of investment in consulting and improve consultant productivity in an effort to improve profitability.

  Events

     Events revenues grew 22% to $132.7 million in fiscal 2001 as compared to $108.6 million in the prior fiscal year. The increase was due to greater attendance at existing and new events and increased sponsorships and exhibit revenues. Events gross contribution increased by 26% to $63.6 million in fiscal 2001 from $50.6 million in fiscal 2000 with gross contribution margin of 48% in 2001 compared to 47% in fiscal 2000. The increase in gross contribution margin was due to the ability of the Company to leverage existing events and an overall increase in sponsorship and exhibitor sales.

  FISCAL YEAR ENDED SEPTEMBER 30, 2000 VERSUS FISCAL YEAR ENDED SEPTEMBER 30,
1999

     Total revenues increased 16% to $854.6 million in fiscal 2000 as compared to $734.2 million in fiscal 1999.

     - Research revenue increased 6% in fiscal 2000 to $509.8 million compared to $479.0 million in fiscal 1999 and comprised approximately 60% and 65% of total revenues in fiscal 2000 and 1999, respectively.

     - Consulting revenue increased 39% to $208.8 million in fiscal 2000 as compared to $149.8 million in fiscal 1999 and comprised approximately 24% of total revenue in fiscal 2000 versus 20% in fiscal 1999.

     - Events revenue was $108.6 million in fiscal 2000, an increase of 44% over the $75.6 million in fiscal 1999.

     - Other revenues, consisting principally of software licensing and maintenance fees, experienced a slight decrease of $2.4 million to $27.4 million in fiscal 2000 from $29.8 million in fiscal 1999.

     Revenue grew in the three defined geographic market areas of the Company:
United States and Canada, Europe, and Other International. Revenues from sales to United States and Canadian clients increased 19% to $563.6 million in fiscal 2000 from $471.8 million in fiscal 1999. Revenues from sales to European clients increased 9% to $230.3 million in fiscal 2000 from $212.1 million in fiscal 1999. Although European revenues increased in fiscal 2000, the rate of growth was less than in fiscal 1999. This decrease in growth rate was attributable, in part, to research revenues remaining relatively unchanged from fiscal 1999 as a result of foreign exchange rates. On a constant dollar basis, revenues from Europe would have increased 16% compared to fiscal 1999. Revenues from sales to Other International clients increased by 21% to $60.7 million in fiscal 2000 from $50.3 million in fiscal 1999. This increase reflected primarily the general recovery in the economic climate in the Asian markets in fiscal 2000 as compared to fiscal 1999.

     Costs and expenses, excluding other charges in fiscal 1999, increased to $770.5 million in fiscal 2000 from $577.4 million in fiscal 1999. The increase in costs and expenses reflected the additional support required for the growing client base, incremental costs associated with conferences, costs associated with acquired businesses and previously planned strategic investments which included the hiring of additional consultants, analysts, project executives and sales personnel, and spending on sales productivity tools and gartner.com initiatives. Cost of services and product development expenses were $387.7 million and $293.6 million for fiscal 2000 and fiscal 1999, respectively. The increase in costs of services and product development expenses, as a percentage of total revenues to 45% from 40%, was primarily attributable to continuing growth in personnel costs associated with the development and delivery of products and services and the hiring of personnel in association with the planned strategic investments. Costs and expenses in fiscal 2000 were also impacted by the amounts earned by employees under the retention bonus program as well as the performance-related variable compensation expense incurred in fiscal 2000. In contrast, costs and expenses in fiscal 1999 were favorably impacted through the elimination of variable compensation costs linked to financial performance.

     Selling, general and administrative expenses, increased to $341.9 million in fiscal 2000 from $252.2 million in fiscal 1999 as a result of the Company's continued expansion of worldwide distribution channels and additional general and administrative resources needed to meet the expanding infrastructure requirements of the growing revenue base and fiscal 2000 and fiscal 1999 acquisitions. These infrastructure requirements involved information systems support, telecommunication, facilities, and human capital costs.

     In fiscal 1999, the Company recorded pre-tax other charges totaling $9.2 million of legal and advisory fees related to the recapitalization (see Note 16 -- Recapitalization in the Notes to Consolidated Financial Statements) and $14.2 million of costs, primarily severance related, incurred as part of strategic reduction in workforce initiatives.

     Depreciation expense increased to $27.8 million in fiscal 2000 from $21.6 million in fiscal 1999, primarily due to capital spending required to support business growth. Additionally, amortization of intangibles increased by $3.0 million in fiscal 2000 as compared to fiscal 1999, reflecting primarily goodwill associated with fiscal 2000 and 1999 acquisitions.

     Operating income decreased 37% to $84.1 million in fiscal 2000 compared to $133.4 million in fiscal 1999. In fiscal 2000, the United States and Canada, Europe, and Other International markets experienced declines in operating income of 13%, 64% and 71%, respectively. On a consolidated basis, operating income as a percentage of total revenues was 10% and 18%, respectively, for fiscal 2000 and 1999. Operating income was impacted, in part, by expenditures related to planned investments and the rearchitecture of the Company's Web capabilities and the research methodology and delivery processes, the hiring of analysts and consultants and higher growth in lower margin consultative services.

     Net gain on sale of investments in fiscal 2000 reflects the sale of 1,995,950 shares of Jupiter Communications, Inc. (now known as Jupiter Media Metrix) for net cash proceeds of $55.5 million for a pre-tax gain of $42.9 million. This gain was partially offset by the sale of the Company's 8% investment in NETg, Inc., a subsidiary of Harcourt, Inc., to an affiliate of Harcourt, Inc. for $36.0 million in cash that resulted in a pre-tax loss of approximately $6.6 million. The Company had acquired this investment as consideration for its sale of GartnerLearning in September 1998. In addition, Gartner settled a claim arising from the sale of GartnerLearning to NETg Inc. The claim asserted that the Company had breached its contractual commitment under its joint venture arrangement to co-produce a product when the business was sold. The claim was settled for approximately $6.7 million and has been recorded as a loss on sale of investments. Interest expense increased to $24.9 million in fiscal 2000 from $1.3 million in fiscal 1999. This increase related primarily to debt facility borrowings, of which the proceeds were used primarily to fund the Company's recapitalization in the prior fiscal year. Interest income and other decreased in fiscal 2000 which was due primarily to a lower average balance of investable funds as compared to the prior fiscal year.

     Provision for income taxes decreased by 29%, or $14.6 million, to $36.4 million in fiscal 2000 from $51.0 million in fiscal 1999. The effective tax rate was 40% and 37% for fiscal 2000 and fiscal 1999, respectively. The increase in the effective rate principally reflected the impact of non-deductible goodwill related to acquisitions. A more detailed analysis of the changes in the provision for income taxes is provided in Note 14 of the Notes to Consolidated Financial Statements.

     In fiscal 2000, the Company entered into a second amendment to its Credit Agreement. Under this amendment, the Company agreed to refinance all existing indebtedness and to repay in full and terminate the term loans drawn under the existing Credit Agreement. In connection with the extinguishment of the term loan, the Company wrote-off $2.9 million of deferred debt issuance costs in the fourth quarter of fiscal 2000. The charge was recorded, net of tax benefit of $1.2 million, as an extraordinary loss.

  Segment Analysis:

     The Company evaluates reportable segment performance and allocates resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain selling, general and administrative expenses, depreciation, amortization of intangibles and other charges.

  Research

     Research revenues grew 6% to $509.8 million in fiscal 2000 as compared to $479.0 million in the prior fiscal year due to increased sales penetration into new and existing clients. Contributing to the growth in sales was the introduction of a new pricing architecture launched in the third quarter of fiscal 2000. This pricing plan provides broad access to Gartner research on price per seat basis. Research gross contribution in fiscal 2000 increased slightly to $341.1 million from $336.9 million in fiscal 1999. Gross contribution margin decreased to 67% in fiscal 2000 from 70% in fiscal 1999 due primarily to slower revenue growth and increases in compensation expenses associated with headcount and annual merit increases.

  Consulting

     Consulting revenues grew 39% to $208.8 million in fiscal 2000 as compared to $149.8 million in the prior fiscal year due primarily to an increase in demand for IT consulting. Also contributing to the revenue growth was the full year impact of prior year and current year acquisitions. Consulting gross contribution increased by 35% to $75.7 million in fiscal 2000 from $55.9 million in fiscal 1999. Consulting gross contribution margin of 36% in fiscal 2000 decreased from 37% in fiscal 1999 primarily due to the impact of integration costs and lower margins associated with new strategic consulting practices and recent consulting related acquisitions.

  Events

     Events revenues grew 44% to $108.6 million in fiscal 2000 as compared to $75.6 million in the prior fiscal year due to a growth in attendance at existing and new events and increased sponsorships and exhibit revenues. Events gross contribution increased by 56% to $50.6 million in fiscal 2000 from $32.5 million in fiscal 1999 with gross contribution margin increasing to 47% in 2000 from 43% in fiscal 1999. The increase in Events gross contribution margin was due to the ability of the Company to leverage existing event infrastructure, selected price adjustments, and an overall increase in sponsorship and exhibitor sales.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities during fiscal 2001 was $73.5 million, compared to $104.3 million in the prior fiscal year. The decrease was primarily due to lower operating income which was impacted by termination payments associated with the workforce reduction and to changes in balance sheet accounts.

     Cash used in investing activities totaled $44.6 million for fiscal 2001, compared to $98.6 million used by investing activities in fiscal 2000. Cash used in investing activities during fiscal 2001 and 2000 included $57.5 million and $54.6 million, respectively, for additions to property, equipment and leasehold improvements. The additions to property, equipment and leasehold improvements were primarily the result of investments in gartner.com and other infrastructure systems. This was partially offset by proceeds from the sale of marketable securities and discontinued operations of $14.4 million and $10.5 million, respectively. Cash used in investing activities during fiscal 2000 included $115.2 million in cash used for acquisitions, primarily for the purchase of TechRepublic, Inc. for $78.5 million, Computer Financial Consultants Limited for $16.0 million and Rendall and Associates, Inc. for $12.0 million. This was partially offset by proceeds from the sale of marketable securities and investments of $55.5 million and $36.0 million, respectively.

     Cash used in financing activities totaled $18.9 million in fiscal 2001, compared to $1.0 million of cash provided by financing activities in fiscal 2000. The cash used in financing activities in fiscal 2001 resulted primarily from the purchase of treasury stock of $37.9 (see discussion below under Stock Repurchases). Net proceeds from borrowings under the Company's credit facility of $15.0 million and $9.1 million in proceeds from the issuance of common stock for the Employee Stock Purchase Plan and from the exercise of stock options partially offset the cash used in financing activities. Fiscal 2000 included $420.0 million in borrowings under a credit facility and issuance of the convertible notes (see Note 10 -- Debt in the Notes to the Consolidated Financial Statements) offset by repayments of $370.0 million of borrowings under the credit facility. Additionally, the Company paid $49.9 million for the repurchase of shares under the terms of the recapitalization plan, as well as $8.2 million for the settlement of a forward purchase agreement on the

Company's common stock (see discussion below under Stock Repurchases). Cash provided by financing activities in fiscal 2000 also includes $13.1 million in proceeds from the issuance of common stock upon the exercise of employee stock options and from the Employee Stock Purchase Plan.

     Total cash used by discontinued operations was $34.2 million in fiscal 2001 and $30.1 million in fiscal 2000.

  Stock Repurchases

     The Company completed the required open market purchases pursuant to the recapitalization plan with the $5.4 million purchase, in fiscal 2001, of 662,363 shares of Class A Common Stock and 4,128 shares of Class B Common Stock. Shares purchased in the open market since July 1999 under the plan totaled 5,166,691 shares.

     On July 19, 2001, the Company's Board of Directors approved the repurchase of up to $75.0 million of Class A and Class B Common Stock. Repurchases will be made from time to time over the next two years, subject to the availability of the stock, prevailing market conditions, the market price of the stock, and the Company's financial performance. Repurchases will be funded from cash flow from operations and possible borrowings under the Company's existing credit facility. Repurchases will be made proportionately between shares of the two classes of common stock. As a part of the repurchase program, on August 29, 2001, the Company purchased 1,867,149 shares of its Class A Common Stock at $9.88 per share from IMS Health, Inc. During the fourth quarter of fiscal 2001, the Company purchased an additional 451,000 shares of Class A Common Stock and 7,960 shares of Class B Common Stock in the open market, at an average price of $9.42 per share. These purchases, taken together, were at a cost of $22.9 million.

     In addition, during fiscal 2001, the Company also purchased 1,164,154 shares of its Class A Common Stock through an early termination of its forward purchase agreement at a cost of $9.7 million.

     In fiscal 2000, the Company paid $49.9 million for the repurchase of 2,493,500 shares of Class A Common Stock and 2,006,700 shares of Class B Common Stock under the terms of the recapitalization plan.

     At September 30, 2001, cash and cash equivalents totaled $37.1 million. The effect of exchange rates reduced cash and cash equivalents by $0.4 million for the year ended September 30, 2001, and was due to the strengthening of the U.S. dollar against certain foreign currencies. In fiscal 2000, the effect of exchange rates reduced cash and cash equivalents by $3.8 million.

     The Company has a $200.0 million unsecured senior revolving credit facility with JPMorgan Chase Bank. At September 30, 2001, there was $15.0 million outstanding under the facility. The Company is subject to certain customary affirmative, negative and financial covenants under this credit facility, and continued compliance with these covenants could preclude the Company from borrowing the maximum amount of the credit facilities. As a result of these covenants, the Company's borrowing availability at September 30, 2001 was $123.7 million. The Company also issues letters of credit in the ordinary course of business. As of September 30, 2001, the Company had letters of credit outstanding with JPMorgan Chase Bank for $0.8 million and with The Bank of New York for $2.0 million.

     The Company also has outstanding convertible notes in the principal amount of $326.2 million as of September 30, 2001. These notes are due and payable on April 17, 2005. On or after April 17, 2003, subject to satisfaction of certain customary conditions, the Company may redeem all of the convertible notes for cash provided that (1) the average closing price of the class A Common Stock for the twenty consecutive trading days immediately preceding the date the redemption notice is given equals or exceeds 150% of the adjusted conversion price, and (2) the closing price of the Class A Common Stock on the trading day immediately preceding the date the redemption notice is given also equals or exceeds 150% of the adjusted conversion price of $7.45 per share. The redemption price is the face amount of the notes plus all accrued interest. If the Company initiates the redemption, Silver Lake has the option of receiving payment in cash, stock, or a combination of cash and stock. Commencing on April 18, 2003, Silver Lake may elect to convert all or a portion of the notes to stock. If Silver Lake initiates the conversion, the Company has the option of redeeming all such notes for cash at a price based on the number of shares into which the notes would be converted and the market price on the date the notice of conversion is given. On the maturity date, April 17, 2005, the Company must satisfy any remaining notes for cash.

     Letters of credit are issued by the Company in the ordinary course of business. At September 30, 2001, the Company had outstanding letters of credit with The Bank of New York for $2.0 million and with JPMorgan Chase Bank for $0.8 million.

     The Company has a total remaining investment commitment to the SI II venture capital fund of $7.4 million at September 30, 2001. This remaining commitment is expected to be funded in fiscal 2002.

     The Company believes that its current cash balances, together with cash anticipated to be provided by operating activities, the sale of marketable equity securities, and borrowings available under the existing credit facility, will be sufficient for the expected short-term and foreseeable long-term cash needs of the Company in the ordinary course of business. If the Company were to require substantial amounts of additional capital to pursue business opportunities that may arise involving substantial investments of additional capital, there can be no assurances that such capital will be available to the Company or will be available on commercially reasonable terms.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company operates in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond the Company's control. In addition, the Company and its clients are affected by the condition of the general economy. The following section discusses many, but not all, of these risks and uncertainties.

     General Economic Conditions. The Company's revenues and results of operations are influenced by general economic conditions. A general economic downturn or a recession, anywhere in the world, could negatively effect demand for the Company's products and services and may substantially reduce existing and potential client information technology-related budgets. Such economic downturn may materially and adversely affect the Company's business, financial condition and results of operations including the ability to achieve continued customer renewals and achieve new contract value, backlog and deferred events revenue. The recent less favorable economic conditions and the September 11th terrorist attacks, which occurred three weeks before fiscal year end, have led to constrained IT spending and some unwillingness on the part of clients to travel, thereby impacting the events business.

     Competitive Environment. The Company faces competition from a significant number of independent providers of information products and services, as well as the internal marketing and planning organizations of the Company's clients. The Company also competes indirectly against consulting firms and other information providers, including electronic and print media companies. These indirect competitors could choose to compete directly with the Company in the future. In addition, limited barriers to entry exist in the markets in which the Company competes. As a result, additional new competitors may emerge and existing competitors may start to provide additional or complementary services. Although the Company's market share has been increasing, increased competition may result in loss of market share, diminished value in the Company's products and services, reduced pricing and increased marketing expenditures. The Company may not be successful if it cannot compete effectively on quality of research and analysis, timely delivery of information, customer service, the ability to offer products to meet changing market needs for information and analysis, and price.

     Hiring and Retention of Employees. The Company's success depends heavily upon the quality of its senior management, sales personnel, analysts, consultants and other key personnel. The Company faces competition for these qualified professionals from, among others, technology companies, market research firms, consulting firms and electronic and print media companies. Some of the personnel that the Company attempts to hire are subject to non-competition agreements that could impede the Company's short-term recruitment efforts. Any failure to retain key personnel or hire additional qualified personnel, as required to support the evolving needs of clients or growth in the Company's business, could adversely affect the quality of the Company's products and services, and, therefore, its future business and operating results.

     Maintenance of Existing Products and Services. The Company operates in a rapidly evolving market, and the Company's success depends upon its ability to deliver high quality and timely research and analysis to its clients and to anticipate and understand the changing needs of its clients. Any failure to continue to provide credible and reliable information that is useful to its clients could have a material adverse effect on future business and operating results. Further, if the Company's predictions prove to be wrong or are not substantiated by appropriate research, the Company's reputation may suffer and demand for its products and services may decline.

     Introduction of New Products and Services. The market for the Company's products and services are characterized by rapidly changing needs for information and analysis. To maintain its competitive position, the Company must successfully continue to enhance and improve its products and services, develop or acquire new products and services in a timely manner, and appropriately position and price products and services. Any failure to successfully do so could have a material adverse effect on the Company's business, results of operations or financial position. In addition, the Company must continue to improve its methods for delivering its products and services. Failure to increase and improve the Company's Internet capabilities could adversely affect the Company's future business and operating results. Technological advances may provide increased competition from a variety of sources.

     International Operations. A substantial portion of the Company's revenues are derived from international sales. As a result, the Company's operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of exchange rate fluctuations and tariffs, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, different or overlapping tax structures, higher levels of United States taxation on foreign income, and the difficulty of enforcing client agreements and protecting intellectual property rights in international jurisdictions. Additionally, the Company relies on local distributors or sales agents in some international locations. If any of these arrangements are terminated, the Company may not be able to replace the arrangement on beneficial terms or on a timely basis or clients of the local distributor or sales agent may not want to continue to do business with the Company or its new agent.

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

     Investment Activities. The Company maintains investments in equity securities in private and publicly traded companies through direct ownership and through wholly and partially owned venture capital funds. The companies invested in are primarily early to mid-stage IT-based and Internet-enabled businesses. The risks related to such investments, due to their nature and the volatile public markets, include the possibilities that anticipated returns may not materialize or could be significantly delayed. In addition, these entities may require additional financing to meet their cash and operational needs, however, there can be no assurance that such funds will be available to the extent needed, at terms acceptable to the entities, if at all. As a result, the Company's financial results could be materially impacted.

     Indebtedness. The Company has incurred significant indebtedness. The associated debt service could impair future operating results. Further, the outstanding debt could limit the amount of cash or additional credit available to the Company, which in turn, could restrain the Company's ability to expand or enhance products and services, respond to competitive pressures or pursue business opportunities that may arise in the future and involve substantial investments of additional capital. Pursuant to the terms of the $300.0 million convertible notes issued by the Company in April 2000 (see Note 10 -- Debt in the Notes to Consolidated Financial Statements), the conversion price per share is $7.45. As a result, the number of shares of Class A

Common Stock issuable upon conversion of the notes is 43.9 million shares of Class A Common Stock at September 30, 2001. Although the Company has the right to redeem the notes in certain circumstances, there can be no assurance that the Company will be able to obtain sufficient capital on a commercially reasonable basis, or at all, in order to fund any such redemption, which in turn, could impact future business and operating results.

     Organizational and Product Integration Related to Acquisitions. The Company has made and may continue to make acquisitions of, or significant investments in, businesses that offer complementary products and services. The risks involved in each acquisition or investment include the possibility of paying more than the value the Company derives from the acquisition, the assumption of undisclosed liabilities and unknown and unforeseen risks, the ability to integrate successfully the operations and personnel of the acquired business, the ability to retain key personnel of the acquired company, the time to train the sales force to market and sell the products of the acquired company, the potential disruption of the Company's ongoing business and the distraction of management from the Company's business.

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

     Agreements with IMS Health Incorporated. In connection with its recapitalization in July 1999, the Company agreed to certain restrictions on business activity to reduce the risk to IMS Health, Inc. and its stockholders of substantial tax liabilities associated with the spin-off by IMS Health, Inc. of its equity interest in the Company. The Company also agreed to assume the risk of such tax liabilities if the Company were to undertake certain business activities that give rise to the liabilities. As a result, the Company may be limited in its ability to undertake acquisitions involving the issuance of a significant amount of stock unless the Company were to seek and obtain a ruling from the IRS that the transaction will not give rise to such tax liabilities. In addition, the Company has certain limits in purchasing its common stock under the terms of the recapitalization.

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

     Potential Fluctuations in Operating Results. The Company's quarterly operating income may fluctuate in the future as a result of a number of factors, including the timing of the execution of research contracts, the performance of consulting engagements, the timing of symposia and other events, the amount of new business generated by the Company, the mix of domestic and international business, changes in market demand for the Company's products and services, the timing of the development, introductions and marketing of new products and services, and competition in the industry. An inability to generate sufficient earnings and cash flow, and achieve our forecasts, may impact operating activities, the share repurchase program and other activities.

EURO CONVERSION

     On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their sovereign currencies and a new currency called the "euro" and adopted the euro as their common legal currency. During 2001, a twelfth country joined and established a fixed conversion rate between its sovereign currency and the euro. In 2002, participating countries will adopt the euro as their single currency. The participating countries will issue new euro-denominated bills and coins for use in cash transactions. Legacy currency will no longer be legal tender for any transactions beginning July 1, 2002, making conversion to the euro complete. As of September 30, 2001, the Company does not believe that the translation of financial transactions into euros has had, or will have, a significant effect on the Company's results of operations, liquidity, or financial condition. Additionally, the Company does not anticipate any material impact from the euro conversion on the Company's financial information systems, which currently accommodate multiple currencies. Costs associated with the adoption of the euro have not been and are not expected to be significant and are being expensed as incurred.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") were issued. FAS 141 requires the purchase method of accounting to be used for all business combinations initiated or completed after June 30, 2001. FAS 141 also specifies criteria that intangible assets acquired must meet to be recognized and reported separately from goodwill. The Company does not anticipate that adoption of FAS 141 will have any material effect on the Company. FAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. In connection with the FAS 142 transitional goodwill impairment evaluation, the Company is required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     FAS 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001. The Company expects to adopt FAS 142 in the first quarter ended December 31, 2001. Because of the extensive effort needed to comply with adopting FAS 142, it is not practicable to reasonably estimate the impact on the Company's financial statements, specifically whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle. As of September 30, 2001, the Company had unamortized goodwill of $216.8 million and unamortized identifiable intangible assets of $5.4 million. Amortization expense related to goodwill and other identifiable intangible assets was $9.1 million and $3.3 million, respectively, for the fiscal year ended September 30, 2001.

     In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143") was issued. FAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction, or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, FAS 143 requires an increase in the carrying amount of the related long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the assets useful life. FAS 143 is effective for fiscal years beginning after

June 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

     In August 2001, Statement of Financial Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("FAS 144") was issued. FAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions." FAS 144 also amends ARB ("Accounting Research Bulletins") No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. FAS 144 retains the fundamental provisions of FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues associated with FAS
121. Among other things, FAS 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the effect, if any, that adoption of FAS 144 will have on the Company's financial position and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to borrowing under long-term debt which consists of a $200.0 million unsecured senior revolving credit facility with JPMorgan Chase Bank and $326.2 million of 6% convertible subordinated notes (see Note 10 -- Debt in the Notes to Consolidated Financial Statements). At September 30, 2001, there was $15.0 million outstanding under the revolving credit facility. Under the revolving credit facility the interest rate on borrowings is based on LIBOR plus an additional 100 to 200 basis points based on the Company's debt to EBITDA ratio. The Company believes that an increase or decrease of 10% in the effective interest rate on available borrowings from its senior revolving credit facility, if fully utilized, will not have a material effect on future results of operations. In addition, pursuant to the terms of the convertible subordinated notes, the conversion price as of September 30, 2001 was $7.45 per share. The number of shares of Class A Common Stock issuable upon conversion of the notes as of September 30, 2001 was 43.9 million shares with a total market value of $397.2 million, using the Company's September 30, 2001 market price. Commencing on April 17, 2003, the note holder can convert the notes into shares of Class A Common Stock. Although the Company has the right to redeem the notes in certain circumstances, including after a conversion election, there can be no assurance that the Company will be able to obtain sufficient capital on a commercially reasonable basis, or at all, to fund a redemption.

     Beginning in 1997, the Company entered into a series of forward purchase agreements that extended through May 2003 to offset the dilutive effect of the Company's stock-based employee compensation plans. These agreements were settled quarterly on a net basis in either shares of the Company's Class A Common Stock or cash, at the Company's option. During the year ended September 30, 2001, two settlements resulted in the Company's issuance of 491,789 shares of Class A Common Stock and paying approximately $64,000 in cash. During the quarter ended June 30, 2001, the Company reacquired 1,164,154 shares of Class A Common Stock for approximately $9.7 million through an early termination of the forward purchase agreements. As of September 30, 2001, the Company has no remaining commitments under these forward purchase agreements.

     The Company is exposed to market risk as it relates to changes in the market value of its equity investments. The Company invests in equity securities of public companies directly and through SI I and SI II. The Company owns 34% of SI II. SI I and SI II are engaged in making venture capital investments in early to mid-stage IT-based or Internet-enabled companies (see Note 5 -- Investments in the Notes to the Consolidated Financial Statements). As of September 30, 2001, the Company had equity investments totaling $18.5 million, including available for sale marketable securities with a fair market value of $3.2 million and a cost basis of $5.3 million. The gross unrealized losses of $2.0 million have been recorded net of deferred taxes of $0.8 million as a separate component of accumulated other comprehensive income in the stockholders' equity section of the Consolidated Balance Sheets. The gross unrealized gains were insignificant. These investments are inherently risky as the businesses are typically in early development stages and may never develop. Furthermore, certain of these investments are in publicly traded companies whose shares are subject to significant market price volatility. Adverse changes in market conditions and poor operating results of the underlying investments may result in the Company incurring additional losses or an inability to recover the original carrying value of its investments. The Company does not attempt to reduce or eliminate its market exposure on its investments in equity securities and may incur additional losses related to these investments. If there were a 100% adverse change in the value of the Company's equity portfolio as of September 30, 2001, this would result in a non-cash impairment charge of $18.5 million.

     The Company faces two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in the Company's foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the stockholders' equity (deficit) section of the Consolidated Balance Sheets. The Company's foreign subsidiaries generally collect revenues and pay expenses in currencies other than the United States dollar. Since the functional currency of the Company's foreign operations is generally the local currency, foreign currency translation adjustments are reflected as a component of stockholders' equity and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect the Company's consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in results of operations. The Company has generally not entered into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. At September 30, 2001, the Company had only one outstanding foreign currency forward contract outstanding. The contract requires the Company to sell U.S. dollars and purchase Japanese yen. The contract amount is $1.0 million, and is for a one year term expiring on September 25, 2002, and contains a forward exchange rate of 114.26 Japanese yen. The foreign currency forward contract was entered into to offset the foreign exchange effects of the Company's Japanese yen intercompany payable, which had a value at September 30, 2001 of $1.0 million. The forward contract and the intercompany payable are each reflected at fair value with gains and losses recorded currently in earnings.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements as September 30, 2001 and 2000 and for each of the years in the three-year period ended September 30, 2001, together with the reports of KPMG LLP, independent auditors, dated October 29, 2001 are included in this Annual Report beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required to be furnished pursuant to this item will be set forth under the captions "Proposal One: Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2002 Annual Meeting of Stockholders currently scheduled to be held on March 6, 2002 (the "Proxy Statement") or if the Proxy Statement is not filed with the Commission by January 25, 2002, such information will be included in an amendment to this Annual Report filed by January 25, 2002.

ITEM 11. EXECUTIVE COMPENSATION

     The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the caption "Executive Compensation" in the Proxy Statement or if the Proxy Statement is not filed with the Commission by January 25, 2002, such information will be included in an amendment to this Annual Report filed by January 25, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required to be furnished pursuant to this item will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement or if the Proxy Statement is not filed with the Commission by January 25, 2002, such information will be included in an amendment to this Annual Report filed by January 25, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished pursuant to this item will be set forth under the caption "Certain Relationships and Transactions" in the Proxy Statement or if the Proxy Statement is not filed with the Commission by January 25, 2002, such information will be included in an amendment to this Annual Report filed by January 25, 2002.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. and 2.  Consolidated Financial Statements and Schedules

     The independent auditors' report, consolidated financial statements and financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule on page F-1 hereof are filed as part of this report, beginning on page F-2 hereof.

     All other financial statement schedules not listed in the Index have been omitted because the information required is not applicable or is shown in the financial statements or notes thereto.

     3.  Exhibits

 EXHIBIT
  NUMBER                       DESCRIPTION OF DOCUMENT
 -------                       -----------------------
  3.1a(8)    Amended and Restated Certificate of Incorporation -- July
             16, 1999
  3.1b       Certificate of Amendment of the Restated Certificate of
             Incorporation -- February 1, 2001
  3.1c(5)    Certificate of Designation, Preferences and Rights of Series
             A Junior Participating Preferred Stock and Series B Junior
             Participating Preferred Stock of the Company -- March 1,
             2000
  3.2(8)     Amended Bylaws, as amended through April 14, 2000
  4.1        Form of Certificate for Common Stock, Class A -- as of
             February 2001
  4.2        Form of Certificate for Common Stock, Class B -- as of
             February 2001
  4.3(5)     Rights Agreement, dated as of February 10, 2000, between the
             Company and Bank Boston N.A., as Rights Agent, with related
             Exhibits
  4.4        Amended and Restated Credit Agreement dated July 17, 2000 by and among the Company and certain financial institutions,
             including Chase Manhattan Bank in its capacity as a lender and as agent for the lenders
 10.1(1)     Form of Indemnification Agreement
 10.2a(7)    Securities Purchase Agreement dated as of March 21, 2000
             between the Company, Silver Lake Partners, L.P., Silver Lake
             Technology Investors, L.L.C. and other parties thereto

 EXHIBIT
  NUMBER                       DESCRIPTION OF DOCUMENT
 -------                       -----------------------
 10.2b(7)    Amendment to the Securities Purchase Agreement dated as of
             April 17, 2000 between the Company, Silver Lake Partners,
             L.P., Silver Lake Technology Investors, and the other
             parties thereto
 10.2c(7)    Form of 6% Convertible Junior Subordinated Promissory Note
             due April 17, 2005
 10.2d(7)    Securityholders Agreement dated as of April 17, 2000 among the Company, Silver Lake Partners, L.P. and the other
             parties thereto
 10.2e       Letter Agreement dated September 6, 2001 relating to the
             Securities Purchase Agreement and 6% Convertible Junior
             Subordinated Promissory Notes
 10.3a(2)    Lease dated December 29, 1994 between Soundview Farms and
             the Company for premises at 56 Top Gallant Road, 70
             Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut
 10.3b(4)    Lease dated May 16, 1997 between Soundview Farms and the
             Company for premises at 56 Top Gallant Road, 70 Gatehouse
             Road, 88 Gatehouse Road and 10 Signal Road, Stamford,
             Connecticut (amendment to lease dated December 29, 1994, see exhibit 10.3a)
 10.4(4)*    1991 Stock Option Plan, as amended and restated on October
             12, 1999
 10.5(8)*    1993 Director Stock Option Plan as amended and restated on
             April 14, 2000
 10.6(1)*    Employee Stock Purchase Plan
 10.7(4)*    1994 Long Term Stock Option Plan, as amended and restated on
             October 12, 1999
 10.8(1)     Commitment Letter dated July 16, 1993 from The Bank of New
             York
 10.9(4)*    1998 Long Term Stock Option Plan, as amended and restated on
             October 12, 1999
 10.10(3)    Commitment Letter dated September 30, 1996 from Chase
             Manhattan Bank
 10.11(4)*   1996 Long Term Stock Option Plan, as amended and restated on
             October 12, 1999
 10.12a(4)*  Employment Agreement between Manuel A. Fernandez and the
             Company as of November 12, 1998
 10.12b(8)*  Addendum No. 1 to Employment Agreement between Manual A.
             Fernandez and the Company as of April 14, 2000
 10.13(6)*   Employment Agreement between Michael D. Fleisher and the
             Company as of November 1, 1999
 10.14(8)*   Employment Agreement between Regina M. Paolillo and the
             Company as of July 1, 2000
 10.15a(8)*  Employment Agreement between Robert E. Knapp and the Company dated as of August 7, 2000
 10.15b*     Addendum No. 1 to Employment Agreement between Robert E.
             Knapp and the Company as of February 1, 2001
 21.1        Subsidiaries of Registrant
 23.1        Independent Auditors' Consent
 24.1        Power of Attorney (see Signature Page)

---------------

 *  Management compensation plan or arrangement.

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-67576), as amended, effective October 4, 1993.

(2) Incorporated by reference from the Company's Annual Report on Form 10-K as filed on December 21, 1995.

(3) Incorporated by reference from the Company's Annual Report on Form 10-K as filed on December 17, 1996.

(4) Incorporated by reference from the Company's Annual Report on Form 10-K filed on December 22, 1999.

(5) Incorporated by reference from the Company's Form 8-K dated March 1, 2000 as filed on March 7, 2000.

(6) Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed on May 12, 2000.

(7) Incorporated by reference from the Company's Form 8-K dated April 17, 2000 as filed on April 25, 2000.

(8) Incorporated by reference from the Company's Annual Report on Form 10-K as filed on December 29, 2000.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 2001.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                 GARTNER, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

Report by Management........................................  F-2
Independent Auditors' Report................................  F-3
Consolidated Balance Sheets as of September 30, 2001 and
  2000......................................................  F-4
Consolidated Statements of Operations for Years Ended
  September 30, 2001, 2000 and 1999.........................  F-5
Consolidated Statements of Changes in Stockholders' Equity
  (Deficit) for Years Ended September 30, 2001, 2000 and
  1999......................................................  F-6
Consolidated Statements of Cash Flows for Years Ended
  September 30, 2001, 2000 and 1999.........................  F-8
Notes to Consolidated Financial Statements..................  F-9
Independent Auditors' Report on Consolidated Financial
  Statement Schedule........................................  S-1
Schedule II -- Valuation and Qualifying Accounts, Years
  Ended September 30, 2001, 2000 and 1999...................  S-2

                              REPORT BY MANAGEMENT

Management's Responsibility for Financial Reporting

     Management has prepared and is responsible for the integrity and objectivity of the consolidated financial statements and related information included in the Annual Report. The consolidated financial statements, which include amounts based on management's best judgments and estimates, were prepared in conformity with generally accepted accounting principles. Financial information elsewhere in this Annual Report is consistent with that in the consolidated financial statements.

     The Company maintains a system of internal controls designed to provide reasonable assurance at reasonable cost that assets are safeguarded and transactions are properly executed and recorded for the preparation of reliable financial information. The internal control system is augmented with written policies and procedures, an organizational structure providing division of responsibilities and careful selection and training of qualified financial people and a program of internal audits.

     The Audit Committee of the Board of Directors, composed solely of non-employee directors, meets regularly with management, internal auditors and our independent accountants to ensure that each is meeting its responsibilities and to discuss matters concerning internal controls and financial reporting. Both the independent and internal auditors have unrestricted access to the Audit Committee.

     The independent auditors for fiscal 2001, 2000 and 1999, KPMG LLP, audit and render an opinion on the financial statements in accordance with generally accepted auditing standards. These standards include an assessment of the systems of internal controls and tests of transactions to the extent considered necessary by them to support their opinion.

                                          /s/ MICHAEL D. FLEISHER
                                          --------------------------------------
                                          Michael D. Fleisher
                                          Chairman of the Board and Chief
                                          Executive Officer

                                          /s/ REGINA M. PAOLILLO
                                          --------------------------------------
                                          Regina M. Paolillo
                                          Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Gartner, Inc.:

     We have audited the accompanying consolidated balance sheets of Gartner, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gartner, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP
                                          --------------------------------------

New York, New York
October 29, 2001

                                 GARTNER, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                                 (IN THOUSANDS,
                                                               EXCEPT SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  37,128   $  61,698
  Marketable equity securities..............................      3,250      35,404
  Fees receivable, net of allowances of $5,600 in 2001 and
     $5,004 in 2000.........................................    300,306     323,849
  Deferred commissions......................................     34,822      46,756
  Prepaid expenses and other current assets.................     73,315      34,738
  Net assets of discontinued operation......................         --      76,329
                                                              ---------   ---------
     Total current assets...................................    448,821     578,774
Property, equipment and leasehold improvements, net.........    100,288      88,402
Intangible assets, net......................................    222,233     237,105
Other assets................................................     67,660      68,080
                                                              ---------   ---------
     Total assets...........................................  $ 839,002   $ 972,361
                                                              =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued liabilities..................  $ 161,251   $ 191,465
  Deferred revenues.........................................    351,263     384,966
  Short-term debt...........................................     15,000          --
                                                              ---------   ---------
     Total current liabilities..............................    527,514     576,431
                                                              ---------   ---------
Long-term convertible debt..................................    326,200     307,254
Other liabilities...........................................     19,806      13,856
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock:
  $.01 par value, authorized 5,000,000 shares; none issued
     or outstanding.........................................         --          --
Common stock:
  $.0005 par value, authorized 166,000,000 shares of Class A
  Common Stock and 84,000,000 shares of Class B Common
  Stock; issued 77,737,660 shares of Class A Common Stock
  (77,066,738 in 2000) and 40,689,648 shares of Class B
  Common Stock in 2001 and in 2000..........................         59          59
Additional paid-in capital..................................    342,216     333,828
Unearned compensation, net..................................     (5,145)     (6,451)
Accumulated other comprehensive loss, net...................    (14,961)         (1)
Accumulated earnings........................................    116,083     182,286
Treasury stock, at cost, 26,621,154 shares of Class A Common
  Stock (23,740,562 in 2000) and 8,141,820 shares of Class B
  Common Stock (8,129,732 in 2000)..........................   (472,770)   (434,901)
                                                              ---------   ---------
     Total stockholders' equity (deficit)...................    (34,518)     74,820
                                                              ---------   ---------
          Total liabilities and stockholders' equity
            (deficit).......................................  $ 839,002   $ 972,361
                                                              =========   =========

                See Notes to Consolidated Financial Statements.

                                 GARTNER, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------------
                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Research..................................................   $535,114      $509,781      $479,045
  Consulting................................................    265,450       208,810       149,840
  Events....................................................    132,684       108,589        75,581
  Other.....................................................     18,794        27,414        29,768
                                                               --------      --------      --------
     Total revenues.........................................    952,042       854,594       734,234
Costs and expenses:
  Cost of services and product development..................    439,629       387,746       293,612
  Selling, general and administrative.......................    370,096       341,874       252,195
  Depreciation..............................................     40,873        27,839        21,592
  Amortization of intangibles...............................     12,367        13,004        10,041
  Other charges.............................................     46,563            --        23,426
                                                               --------      --------      --------
     Total costs and expenses...............................    909,528       770,463       600,866
                                                               --------      --------      --------
Operating income............................................     42,514        84,131       133,368
Net gain (loss) on sale of investments......................       (640)       29,630            --
Net loss from minority-owned investments....................    (26,817)         (775)         (846)
Interest income.............................................      1,616         3,936         9,518
Interest expense............................................    (22,391)      (24,900)       (1,272)
Other expense, net..........................................     (3,674)         (722)       (1,521)
                                                               --------      --------      --------
Income (loss) from continuing operations before income
  taxes.....................................................     (9,392)       91,300       139,247
Provision (benefit) for income taxes........................     (9,172)       36,447        50,976
                                                               --------      --------      --------
Income (loss) from continuing operations....................       (220)       54,853        88,271
Discontinued operation, net of taxes:
  Loss from discontinued operation..........................    (26,059)      (27,578)           --
  Loss on disposal of discontinued operation................    (39,924)           --            --
                                                               --------      --------      --------
     Loss from discontinued operation.......................    (65,983)      (27,578)           --
                                                               --------      --------      --------
Income (loss) before extraordinary item.....................    (66,203)       27,275        88,271
Extraordinary loss on debt extinguishment, net of taxes.....         --        (1,729)           --
                                                               --------      --------      --------
Net income (loss)...........................................   $(66,203)     $ 25,546      $ 88,271
                                                               ========      ========      ========
Net income (loss) per common share:
  Basic:
     Income (loss) from continuing operations...............   $  (0.00)     $   0.63      $   0.87
     Loss from discontinued operation.......................      (0.30)        (0.31)           --
     Loss on disposal of discontinued operation.............      (0.47)           --            --
     Extraordinary loss.....................................         --         (0.02)           --
                                                               --------      --------      --------
     Net income (loss)......................................   $  (0.77)     $   0.30      $   0.87
                                                               ========      ========      ========
  Diluted:
     Income (loss) from continuing operations...............   $  (0.00)     $   0.62      $   0.84
     Loss from discontinued operation.......................      (0.30)        (0.31)           --
     Loss on disposal of discontinued operation.............      (0.47)           --            --
     Extraordinary loss.....................................         --         (0.02)           --
                                                               --------      --------      --------
     Net income (loss)......................................   $  (0.77)     $   0.29      $   0.84
                                                               ========      ========      ========
Weighted average shares outstanding:
  Basic.....................................................     85,862        86,564       101,881
                                                               ========      ========      ========
  Diluted...................................................     85,862        89,108       104,603
                                                               ========      ========      ========

                See Notes to Consolidated Financial Statements.

                                 GARTNER, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                              ACCUMULATED
                                                                                                 OTHER
                                                                ADDITIONAL     UNEARNED      COMPREHENSIVE
                                           PREFERRED   COMMON    PAID-IN     COMPENSATION,   INCOME (LOSS),
                                             STOCK     STOCK     CAPITAL          NET             NET
                                           ---------   ------   ----------   -------------   --------------
                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at September 30, 1998............    $  --      $57      $262,776       $     0         $ (2,155)
Net income...............................       --       --            --            --               --
Foreign currency translation
  adjustments............................       --       --            --            --           (1,675)
  Comprehensive income...................       --       --            --            --               --
Issuance of 2,648,169 shares of Class A
  Common Stock upon exercise of stock
  options................................       --        1        18,032            --               --
Issuance from treasury stock of 286,033
  shares of Class A Common Stock for
  purchases by employees.................       --       --         4,842            --               --
Tax benefits of stock transactions with
  employees..............................       --       --        15,096            --               --
Net share settlement of 155,962 shares of
  Class A Common Stock on forward
  purchase agreement.....................       --       --            --            --               --
Net cash settlement paid on forward
  purchase agreement.....................       --       --       (10,900)           --               --
Special cash dividend paid...............       --       --            --            --               --
Restricted stock award of 452,000 shares
  of Class A Common Stock, net of
  forfeitures............................       --       --         9,940        (9,940)              --
Dutch auction repurchase of 9,636,247
  shares of Class A Common Stock and
  6,123,032 shares of Class B Common
  Stock..................................       --       --            --            --               --
Acquisition of 65,500 shares of Class A
  Common Stock...........................       --       --            --            --               --
Issuance of 663,716 shares of Class A
  Common Stock related to acquisitions...       --       --        15,043            --               --
Amortization of unearned compensation....       --       --            --         1,660               --
                                             -----      ---      --------       -------         --------
Balance at September 30, 1999............       --       58       314,829        (8,280)          (3,830)
Net income...............................       --       --            --            --               --
Foreign currency translation
  adjustments............................       --       --            --            --          (11,667)
Net unrealized gain on marketable
  investments, net of tax effect of
  $12,084................................       --       --            --            --           15,496
  Comprehensive income...................       --       --            --            --               --
Issuance of 1,379,306 shares of Class A
  Common Stock upon exercise of stock
  options................................       --        1         8,091            --               --
Issuance from treasury stock of 394,279
  shares of Class A Common Stock for
  purchases by employees.................       --       --         5,008            --               --
Tax benefits of stock transactions with
  employees..............................       --       --         4,179            --               --
Net share settlement of 155,792 shares of
  Class A Common Stock on forward
  purchase agreement.....................       --       --            --            --               --
Net cash settlement paid on forward
  purchase agreement.....................       --       --        (8,200)           --               --


                                                                          TOTAL
                                                                      STOCKHOLDERS'
                                           ACCUMULATED   TREASURY        EQUITY
                                            EARNINGS       STOCK        (DEFICIT)
                                           -----------   ---------   ---------------
                                               (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at September 30, 1998............   $ 193,485    $ (39,225)     $ 414,938
Net income...............................      88,271           --         88,271
Foreign currency translation
  adjustments............................          --           --         (1,675)
                                                                        ---------
  Comprehensive income...................          --           --         86,596
Issuance of 2,648,169 shares of Class A
  Common Stock upon exercise of stock
  options................................          --           --         18,033
Issuance from treasury stock of 286,033
  shares of Class A Common Stock for
  purchases by employees.................          --            6          4,848
Tax benefits of stock transactions with
  employees..............................          --           --         15,096
Net share settlement of 155,962 shares of
  Class A Common Stock on forward
  purchase agreement.....................          --           --             --
Net cash settlement paid on forward
  purchase agreement.....................          --           --        (10,900)
Special cash dividend paid...............    (125,016)          --       (125,016)
Restricted stock award of 452,000 shares
  of Class A Common Stock, net of
  forfeitures............................          --           --             --
Dutch auction repurchase of 9,636,247
  shares of Class A Common Stock and
  6,123,032 shares of Class B Common
  Stock..................................          --     (344,633)      (344,633)
Acquisition of 65,500 shares of Class A
  Common Stock...........................          --       (1,192)        (1,192)
Issuance of 663,716 shares of Class A
  Common Stock related to acquisitions...          --           13         15,056
Amortization of unearned compensation....          --           --          1,660
                                            ---------    ---------      ---------
Balance at September 30, 1999............     156,740     (385,031)        74,486
Net income...............................      25,546           --         25,546
Foreign currency translation
  adjustments............................          --           --        (11,667)
Net unrealized gain on marketable
  investments, net of tax effect of
  $12,084................................          --           --         15,496
                                                                        ---------
  Comprehensive income...................          --           --         29,375
Issuance of 1,379,306 shares of Class A
  Common Stock upon exercise of stock
  options................................          --           --          8,092
Issuance from treasury stock of 394,279
  shares of Class A Common Stock for
  purchases by employees.................          --            8          5,016
Tax benefits of stock transactions with
  employees..............................          --           --          4,179
Net share settlement of 155,792 shares of
  Class A Common Stock on forward
  purchase agreement.....................          --           --             --
Net cash settlement paid on forward
  purchase agreement.....................          --           --         (8,200)

                                 GARTNER, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (DEFICIT) -- (CONTINUED)

                                                                                              ACCUMULATED
                                                                                                 OTHER
                                                                ADDITIONAL     UNEARNED      COMPREHENSIVE
                                           PREFERRED   COMMON    PAID-IN     COMPENSATION,   INCOME (LOSS),
                                             STOCK     STOCK     CAPITAL          NET             NET
                                           ---------   ------   ----------   -------------   --------------
                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
Restricted stock net forfeitures of
  27,500 shares of Class A Common
  Stock..................................    $  --      $--      $   (719)      $   719         $     --
Acquisition of 2,493,500 shares of Class
  A and 2,006,700 shares of Class B
  Common Stock...........................       --       --            --            --               --
Increase in carrying value of Jupiter
  Media Metrix...........................       --       --         8,321            --               --
Issuance of 2,074 shares of Class A
  Common Stock issued for services
  rendered...............................       --       --            42            --               --
Option to purchase subsidiary shares.....       --       --         1,000            --               --
Return of 37,013 shares of Class A Common
  Stock related to acquisitions..........       --       --          (723)           --               --
Issuance of subsidiary stock related to
  an acquisition.........................       --       --         2,000            --               --
Amortization of unearned compensation....       --       --            --         1,110               --
                                             -----      ---      --------       -------         --------
Balance at September 30, 2000............       --       59       333,828        (6,451)              (1)
Net loss.................................       --       --            --            --               --
Foreign currency translation
  adjustments............................       --       --            --            --            1,627
Change in net unrealized loss on
  marketable investments, net of tax
  effect of $12,811......................       --       --            --            --          (16,587)
  Comprehensive loss.....................       --       --            --            --               --
Issuance of 592,832 shares of Class A
  Common Stock upon exercise of stock
  options................................       --        0         3,650            --               --
Issuance from treasury stock of 769,085
  shares of Class A Common Stock for
  purchases by employees.................       --       --         5,374            --               --
Tax benefits of stock transactions with
  employees..............................       --       --         1,331            --               --
Net settlement paid of 491,789 shares of
  Class A Common Stock and $64 on forward
  purchase agreement.....................       --       --           (73)           --               --
Acquisition of 4,144,666 shares of Class
  A and 12,088 shares of Class B Common
  Stock..................................       --       --            --            --               --
Elimination of minority interest from
  sale of discontinued operation.........       --       --        (2,056)           --               --
Issuance of subsidiary stock upon
  exercise of stock options..............       --       --            56            --               --
Compensation from modification of stock
  options related to employee
  terminations...........................       --       --           261            --               --
Amortization of unearned compensation....       --       --            --         1,151               --
Issuance of 81,290 shares of Class A
  Common Stock upon earnout of restricted
  shares and forfeiture of unvested
  restricted share awards................       --       --          (155)          155               --
                                             -----      ---      --------       -------         --------
Balance at September 30, 2001............    $  --      $59      $342,216       $(5,145)        $(14,961)
                                             =====      ===      ========       =======         ========


                                                                          TOTAL
                                                                      STOCKHOLDERS'
                                           ACCUMULATED   TREASURY        EQUITY
                                            EARNINGS       STOCK        (DEFICIT)
                                           -----------   ---------   ---------------
                                               (IN THOUSANDS, EXCEPT SHARE DATA)
Restricted stock net forfeitures of
  27,500 shares of Class A Common
  Stock..................................   $      --    $      --      $      --
Acquisition of 2,493,500 shares of Class
  A and 2,006,700 shares of Class B
  Common Stock...........................          --      (49,877)       (49,877)
Increase in carrying value of Jupiter
  Media Metrix...........................          --           --          8,321
Issuance of 2,074 shares of Class A
  Common Stock issued for services
  rendered...............................          --           --             42
Option to purchase subsidiary shares.....          --           --          1,000
Return of 37,013 shares of Class A Common
  Stock related to acquisitions..........          --           (1)          (724)
Issuance of subsidiary stock related to
  an acquisition.........................          --           --          2,000
Amortization of unearned compensation....          --           --          1,110
                                            ---------    ---------      ---------
Balance at September 30, 2000............     182,286     (434,901)        74,820
Net loss.................................     (66,203)          --        (66,203)
Foreign currency translation
  adjustments............................          --           --          1,627
Change in net unrealized loss on
  marketable investments, net of tax
  effect of $12,811......................          --           --        (16,587)
                                                                        ---------
  Comprehensive loss.....................          --           --        (81,163)
Issuance of 592,832 shares of Class A
  Common Stock upon exercise of stock
  options................................          --           --          3,650
Issuance from treasury stock of 769,085
  shares of Class A Common Stock for
  purchases by employees.................          --           15          5,389
Tax benefits of stock transactions with
  employees..............................          --           --          1,331
Net settlement paid of 491,789 shares of
  Class A Common Stock and $64 on forward
  purchase agreement.....................          --            9            (64)
Acquisition of 4,144,666 shares of Class
  A and 12,088 shares of Class B Common
  Stock..................................          --      (37,893)       (37,893)
Elimination of minority interest from
  sale of discontinued operation.........          --           --         (2,056)
Issuance of subsidiary stock upon
  exercise of stock options..............          --           --             56
Compensation from modification of stock
  options related to employee
  terminations...........................          --           --            261
Amortization of unearned compensation....          --           --          1,151
Issuance of 81,290 shares of Class A
  Common Stock upon earnout of restricted
  shares and forfeiture of unvested
  restricted share awards................          --           --             --
                                            ---------    ---------      ---------
Balance at September 30, 2001............   $ 116,083    $(472,770)     $ (34,518)
                                            =========    =========      =========

                See Notes to Consolidated Financial Statements.

                                 GARTNER, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                2001       2000        1999
                                                              --------   ---------   ---------
                                                                       (IN THOUSANDS)
Operating activities:
  Net income (loss).........................................  $(66,203)  $  25,546   $  88,271
Adjustments to reconcile net income (loss) to cash provided
  by operating activities of continuing operations:
  Loss from discontinued operation..........................    65,983      27,578          --
  Depreciation and amortization of intangibles..............    53,240      40,843      31,633
  Deferred compensation.....................................     1,151       2,151       1,660
  Tax benefit associated with employee exercise of stock
    options.................................................     1,331       4,179      15,096
  Provision for doubtful accounts...........................     5,037       4,256       5,128
  Deferred revenues.........................................   (35,488)     36,993      57,270
  Deferred tax (benefit) expense............................   (34,973)    (10,159)      6,648
  Net loss (gain) on sale of investments....................       640     (29,630)         --
  Net loss from minority-owned investments..................    26,817         775         846
  Accretion of interest and amortization of debt issuance
    costs...................................................    20,802       9,520          --
  Non-cash charges associated with impairment of long-lived
    assets..................................................    18,888          --          --
  Extraordinary loss on debt extinguishment, net of tax
    benefit.................................................        --       1,729          --
  Acquisition-related tax benefit applied to reduce
    goodwill................................................       158         966         327
Changes in assets and liabilities, excluding effects of
  acquisitions and discontinued operation:
  (Increase) decrease in fees receivable....................    19,634     (51,633)    (40,628)
  (Increase) decrease in deferred commissions...............    11,902     (16,552)     (3,186)
  (Increase) decrease in prepaid expenses and other current
    assets..................................................   (26,039)     (4,500)        381
  (Increase) decrease in other assets.......................    (2,559)    (11,245)     (4,880)
  Increase (decrease) in accounts payable and accrued
    liabilities.............................................    13,147      73,514     (14,651)
                                                              --------   ---------   ---------
Cash provided by operating activities.......................    73,468     104,331     143,915
                                                              --------   ---------   ---------
Investing activities:
  Payments for businesses acquired (excluding cash
    acquired)...............................................   (12,011)   (115,162)    (57,769)
  Proceeds from sale of marketable equity securities........    14,437      55,516          --
  Proceeds from sale of investments.........................        --      36,000          --
  Payments for investments..................................        --     (20,427)    (13,960)
  Addition of property, equipment and leasehold
    improvements............................................   (57,546)    (54,565)    (31,747)
  Net proceeds from sale of discontinued operation..........    10,501          --          --
  Marketable debt securities sold, net......................        --          --     104,550
                                                              --------   ---------   ---------
Cash (used in) provided by investing activities.............   (44,619)    (98,638)      1,074
                                                              --------   ---------   ---------
Financing activities:
  Proceeds from the exercise of stock options...............     3,706       8,092      18,033
  Proceeds from Employee Stock Purchase Plan offering.......     5,389       5,016       4,842
  Net cash settlement on forward purchase agreement.........       (64)     (8,200)    (10,900)
  Purchase of treasury stock................................   (37,893)    (49,877)   (345,819)
  Proceeds from issuance of debt and related option.........    15,000     420,000     250,000
  Payments on debt..........................................        --    (370,000)         --
  Payments for debt issuance costs..........................    (5,000)     (3,993)     (4,925)
  Dividends paid............................................        --          --    (125,016)
                                                              --------   ---------   ---------
Cash (used in) provided by financing activities.............   (18,862)      1,038    (213,785)
                                                              --------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........     9,987       6,731     (68,796)
Cash used by discontinued operation.........................   (34,203)    (30,096)         --
Effect of exchange rates on cash and cash equivalents.......      (354)     (3,831)        (54)
Cash and cash equivalents, beginning of period..............    61,698      88,894     157,744
                                                              --------   ---------   ---------
Cash and cash equivalents, end of period....................  $ 37,128   $  61,698   $  88,894
                                                              ========   =========   =========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest..................................................  $  1,589   $  14,964   $     976
  Income taxes..............................................  $ 14,729   $  13,685   $  47,045
Supplemental schedule of non-cash investing and financing
  activities:
  Stock issued by Company and subsidiary in connection with
    acquisitions............................................  $     --   $   2,000   $  15,056
  Option to purchase subsidiary shares issued by Company....  $     --   $   1,000   $      --

                See Notes to Consolidated Financial Statements.

                                 GARTNER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation. The fiscal year of Gartner, Inc. (the "Company") represents the period from October 1 through September 30. References to 2001, 2000 and 1999, unless otherwise indicated, are to the respective fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation or restated to reflect the disposition of the previously reported TechRepublic segment as a discontinued operation (see Note 3 -- Discontinued operation).

     Principles of consolidation. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company's investments in companies in which it owns less than 50% but has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. All other investments for which the Company does not have the ability to exercise significant influence or for which there is not a readily determinable market value are accounted for under the cost method of accounting. The results of operations for acquisitions of companies accounted for using the purchase method have been included in the Consolidated Statements of Operations beginning on the closing date of acquisition.

     Revenue and commission expense recognition. The Company typically enters into annually renewable subscription contracts for research products. Revenue from research products is deferred and recognized ratably over the contract term. Consulting revenues, primarily derived from consulting, measurement and strategic advisory services (paid one-day analyst engagements), are recognized as work is performed on a contract by contract basis. Events revenue is deferred and recognized upon the completion of the related symposium, conference or exhibition. In addition, the Company defers certain costs directly related to events and expenses these costs in the period during which the related symposium, conference or exhibition occurs. The Company's policy is to defer only those costs, primarily prepaid site and production services costs, that are incremental and are directly attributable to a specific event. Other costs of organizing and producing the Company's events, primarily Company personnel and non-event specific expenses, are expensed in the period incurred. At the end of each fiscal quarter, management assesses on an event-by-event basis whether expected direct costs of producing a scheduled event will exceed expected revenues. If such costs are expected to exceed revenues, the Company records the expected loss in the period determined. Other revenues includes software licensing fees which are recognized when a signed non-cancellable software license exists, delivery has occurred, collection is probable, and the Company's fees are fixed or determinable. Revenue from software maintenance is deferred and recognized ratably over the term of each maintenance agreement, typically twelve months. All research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts which have a 30-day cancellation clause but have not produced material cancellations to date. With the exception of certain government contracts which permit termination, it is the Company's policy to record at the time of signing of a contract the entire amount of the contract billable as a fee receivable, which represents a legally enforceable claim, and a corresponding amount as deferred revenue. For government contracts which permit termination, the Company bills the client the full amount billable under the contract but only records a receivable equal to the earned portion of the contract. In addition, the Company only records deferred revenue on these contracts when cash is received. Deferred revenues attributable to government contracts were $24.5 million and $33.8 million at September 30, 2001 and 2000, respectively. In addition, at September 30, 2001, the Company had not recognized receivables or deferred revenues relating to government contracts which permit termination of $13.3 million which have been billed but not yet collected. The Company also records the commission obligation related to research contracts upon the signing of the contract and amortizes the corresponding deferred commission expense over the contract period in which the related revenues are earned.

     Cash and cash equivalents. All highly liquid investments with original maturities of three months or less are considered cash equivalents. The carrying value of these investments approximates fair value based upon their short-term maturity Investments with maturities of more than three months are classified as marketable securities.

     Investments in equity securities. The Company accounts for its investments in publicly traded equity securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). These investments, which meet the criteria for classification as available for sale, are recorded at fair value and are included as Marketable Equity Securities on the Consolidated Balance Sheets given the Company's ability and intent to sell such investments within a one year period. Unrealized gains and losses on marketable investments are recorded, net of tax, as a component of Accumulated other comprehensive income (loss), net in the Stockholders' equity (deficit) section of the Consolidated Balance Sheets. Realized gains and losses are recorded in Net gain (loss) from sale of investments within the Consolidated Statements of Operations. The cost of equity securities sold is based on specific identification. The Company assesses the need to record impairment losses on investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. These impairment losses are reflected in Net loss from minority-owned investments within the Consolidated Statements of Operations. Investments that are not publicly traded and for which the Company does not have the ability to exercise significant influence over operating and financial policies are accounted for under the cost method. Accordingly, these investments are carried at the lower of cost or net realizable value and are included in Other assets in the Consolidated Balance Sheets (See Note 5 - Investments). The equity method is used to account for investments in entities that are not majority-owned and that the Company does not control but does have the ability to exercise significant influence.

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

     Impairment of long-lived assets and intangible assets. The Company reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the respective asset may not be recoverable. Such evaluation may be based on a number of factors including current and projected operating results and cash flows, changes in management's strategic direction as well as other economic and market variables. Management's policy regarding long-lived assets and intangible assets is to evaluate the recoverability of these assets by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows. Should events or circumstances indicate that the carrying value may not be recoverable based on undiscounted future operating cash flows, an impairment loss would be recognized by the Company. The amount of impairment, if any, is measured based on the difference between projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds and the carrying value of the asset (see Note 6 -- Other charges).

     Foreign currency translation. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at fiscal year-end exchange rates. The resulting translation adjustments are recorded as a component of stockholders' equity. Income and expense items are translated at average exchange rates prevailing during the year. Currency transaction gains or losses arising from transactions of the Company in currencies other that the functional currency are included in results of operations within Other expense, net.

     Income taxes. Deferred tax assets and liabilities are recognized based on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. The provision for income taxes is the sum of the amount of income tax paid or payable for the year as determined by applying the provisions of enacted tax laws to taxable income for that year and the net changes during the year in the Company's deferred tax assets and liabilities. Undistributed earnings of subsidiaries outside of the U.S. amounted to approximately $0.9 million as of September 30, 2001 and will either be indefinitely reinvested or remitted substantially free of U.S. tax. Accordingly, no material provision has been made for taxes that may be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability. The Company credits additional paid-in capital for realized tax benefits arising from stock transactions with employees. The tax benefit on a nonqualified stock option is equal to the tax effect of the difference between the market price of a share of the Company's common stock on the exercise and grant dates.

     Fair value of financial instruments. The Company's financial instruments include cash and cash equivalents, fees receivable, accounts payable, and accruals which are short-term in nature. Accordingly, the carrying amounts of these financial instruments approximate their fair value (see Note
12 -- Stockholders' equity (deficit) regarding forward purchase agreements). Investments in publicly traded equity securities are valued based on quoted market prices. Investments in equity securities that are not publicly traded are valued at the lower of cost or net realizable value, which approximates fair market value.

     Long-term convertible debt consists of 6% convertible subordinated notes (see Note 10 -- Debt). In addition, at September 30, 2001, $15.0 million was outstanding under a senior revolving credit facility. The carrying amount of the senior revolving credit facility approximates fair value as the rates of interest on the revolving credit facility approximate current market rates of interest for similar instruments with comparable maturities.

     Concentrations of credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable equity securities and fees receivable. Concentrations of credit risk with respect to fees receivable are limited due to the large number of clients comprising the Company's client base and their dispersion across many different industries and geographic regions.

     Use of estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures, if any, of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates are used when accounting for such items as allowance for doubtful accounts, investments, depreciation, amortization, income taxes and certain accrued liabilities.

     Recently issued accounting standards. In June 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") were issued. FAS 141 requires the purchase method of accounting to be used for all business combinations initiated and/or completed after June 30, 2001. FAS 141 also specifies criteria that intangible assets acquired must meet to be recognized and reported apart from goodwill. The Company does not anticipate that adoption of FAS 141 will have any material effect on the Company. FAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. In connection with the FAS 142 transitional goodwill impairment evaluation, the Company is required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     FAS 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001. Although the Company is not required to adopt this statement until the first quarter of fiscal 2003, it expects to adopt FAS 142 in the first quarter ended December 31, 2001. Because of the extensive effort needed to comply with adopting FAS 142, it is not practicable to reasonably estimate the impact on the Company's financial statements, specifically whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle. As of September 30, 2001, the Company had unamortized goodwill of $216.8 million and unamortized identifiable intangible assets of $5.4 million. Amortization expense related to goodwill and other identifiable intangible assets was $9.1 million and $3.3 million, respectively, for the fiscal year ended September 30, 2001.

     In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143") was issued. FAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction, or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, FAS 143 requires an increase in the carrying amount of the related long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the assets useful life. FAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

     In August 2001, Statement of Financial Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("FAS 144") was issued. FAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions." FAS 144 also amends ARB ("Accounting Research Bulletins") No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. FAS 144 retains the fundamental provisions of FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues associated with FAS
121. Among other things, FAS 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the effect, if any, that adoption of FAS 144 will have on the Company's financial position and results of operations.

2 -- BUSINESS ACQUISITIONS

     On October 2, 2000, the Company acquired all of the assets and assumed the liabilities of Solista Global LLC ("Solista") for approximately $9.0 million in cash. Solista is a provider of strategic consulting services that merge technology and business expertise to help clients build strategies for the digital world. The acquisition was accounted for by the purchase method and the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon estimated fair values at the date of the acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was approximately $6.5 million, of which $6.0 million has been allocated to goodwill and is being amortized over 20 years. In addition, $0.5 million of the purchase price was allocated to non-compete agreements which are being amortized over three years. See Note 6 -- Other Charges.

     On December 10, 1999, the Company acquired all of the assets and assumed the liabilities of Rendall and Associates, Inc. ("Rendall") for $12.0 million in cash. Rendall provides strategic planning advice, feasibility and competitive analysis and research on the telecommunications market, technologies, regulation and public policies. Additionally, Rendall provides technical expertise in broadband technologies. The acquisition was accounted for by the purchase method and the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon estimated fair values at the date of the acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was approximately $11.1 million, of which $9.9 million has been allocated to goodwill and is being amortized over 20 years. In addition, $1.2 million of the purchase price was allocated to a non-compete agreement, and is being amortized over 5 years.

     On November 30, 1999, the Company acquired all the outstanding shares of Computer Financial Consultants Limited ("CFC") for $16.0 million in cash. CFC provides senior executives in IT and purchasing with assistance intended to enhance the procurement of IT related products and services. The acquisition was accounted for by the purchase method and the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon estimated fair values at the date of the acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was approximately $11.6 million, of which $11.0 million has been allocated to goodwill and is being amortized over 30 years. In addition, $0.6 million of the purchase price was allocated to a non-compete agreement, and is being amortized over 5 years.

     During fiscal 2000, the Company completed additional acquisitions for consideration of $9.7 million in cash and a $1.0 million note payable.

     On July 30, 1999, the Company acquired all of the outstanding shares of The Warner Group ("Warner") for $18.0 million in cash. Warner is a leading management consulting firm specializing in information technology, communications technology and performance improvement for government agency clients. The acquisition was accounted for by the purchase method, and the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon estimated fair values at the date of acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was approximately $15.2 million, of which $14.3 million has been recorded as goodwill and is being amortized over 30 years. In addition, $0.9 million of the purchase price was allocated to non-compete agreements and is being amortized over 2 and 5 years.

     On January 1, 1999, the Company acquired all of the assets and assumed the liabilities of G2R, Inc. ("G2R") for $7.8 million in cash and 358,333 shares of Class A Common Stock of the Company which had an approximate fair market value of $7.8 million. G2R is a provider of research and consulting services to IT product vendors and professional services and outsourcing firms. The acquisition was accounted for by the purchase method and the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon estimated fair values at the date of acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was approximately $13.4 million, of which $12.6 million has been recorded as goodwill, which is being amortized over 30 years. In addition, $0.8 million of the purchase price was allocated to a non-compete agreement and is being amortized over 4 years.

     On November 13, 1998, the Company acquired all of the outstanding shares of Wentworth Research, Limited ("Wentworth") for $8.3 million in cash. Wentworth provides research and advisory services to chief information officers and the senior information technology management community in the United Kingdom and Hong Kong. The acquisition was accounted for by the purchase method, and the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon estimated fair values at the date of acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was approximately $10.5 million, of which $9.7 million has been recorded as goodwill, which is being amortized over 30 years. In addition, $0.8 million of the purchase price was allocated to a non-compete agreement, and is being amortized over 2 years.

     On October 7, 1998, the Company acquired all the assets and assumed the liabilities of Griggs-Anderson, Inc., for $10.9 million in cash and 305,808 shares of Class A Common Stock of the Company, which had an approximate fair market value of $7.3 million. Griggs-Anderson, Inc. provides custom market research to vendors in the technology marketplace, research and surveys for the evaluation of Web sites for effectiveness of content, technical performance, ease of navigation, impact of graphics, and demographic profiles of users. The acquisition was accounted for by the purchase method and the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon estimated fair values at the date of acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was $16.9 million, of which $15.5 million has been recorded as goodwill, which is being amortized over 30 years. In addition, $1.4 million of the purchase price was allocated to a non-compete agreement and is being amortized over 5 years.

     During 1999, the Company completed additional acquisitions for consideration of $16.1 million in cash. These acquisitions have been accounted for under the purchase method and substantially all of the purchase price has been assigned to goodwill.

3 -- DISCONTINUED OPERATION

     On July 2, 2001, the Company sold its subsidiary, TechRepublic, to CNET Networks, Inc. ("CNET") for approximately $23.0 million in cash and common stock of CNET, before reduction for certain termination benefits. The proceeds were $14.3 million in cash and 755,058 shares of CNET common stock which had a fair market value of $12.21 per share on July 2, 2001. The Consolidated Financial Statements of the Company have been restated to reflect the disposition of the TechRepublic segment as a discontinued operation in accordance with APB Opinion No. 30. Accordingly, revenues, costs and expenses, assets, liabilities, and cash flows of TechRepublic have been excluded from the respective captions in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, and have been reported through the date of disposition as "Loss from discontinued operation," "Net assets of discontinued operation," and "Net cash used by discontinued operation," for all periods presented.

     During 2001, the Company recorded a pre-tax loss of $66.4 million ($39.9 million after tax) to recognize the loss on the sale. This pre-tax loss includes a write-down of $42.4 million of assets, primarily goodwill, to net realizable value, operating losses through the date of sale of $6.5 million, severance and related benefits of $8.3 million, and other sale-related costs and expenses, including costs associated with the closure of facilities, of $9.2 million.

     Summarized financial information for the discontinued operation is as follows (in thousands):

                         STATEMENTS OF OPERATIONS DATA

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                                 2001          2000
                                                              ----------    ----------
Revenues....................................................   $ 12,368      $  4,077
                                                               ========      ========
Loss before income taxes....................................   $(32,574)     $(35,199)
(Benefit) for income taxes..................................     (6,515)       (7,621)
                                                               --------      --------
Loss from discontinued operation, net.......................   $(26,059)     $(27,578)
                                                               ========      ========
Loss on disposal before income taxes........................   $(66,436)     $     --
(Benefit) for income taxes..................................    (26,512)           --
                                                               --------      --------
Loss on disposal of discontinued operation, net.............   $(39,924)     $     --
                                                               ========      ========

                               BALANCE SHEET DATA

                                                              SEPTEMBER 30,
                                                              --------------
                                                              2001    2000
                                                              ----   -------
Current assets..............................................  --     $ 3,693
Total assets................................................  --     $84,842
Current liabilities.........................................  --     $ 6,335
Long-term liabilities.......................................  --     $ 2,178
Net assets of discontinued operation........................  --     $76,329

4 -- NET GAIN (LOSS) ON SALE OF INVESTMENTS

     During the year ended September 30, 2001, the Company sold the remaining 1,922,795 shares of Jupiter Media Metrix ("Jupiter") for net cash proceeds of $7.5 million at an average price of $3.91 per share for a pre-tax loss of $5.6 million. In addition the Company received additional stock distributions from its investment in SI Venture Associates, LLC ("SI I"), and SI Venture Fund II, LP ("SI II"). During the year ended September 30, 2001, the Company sold a portion of the shares received from SI I and SI II for net cash proceeds of $6.0 million for a pre-tax gain of $4.9 million.

     On June 30, 2000, the Company sold its 8% investment in NETg, Inc. ("NETg") for $36.0 million in cash to an affiliate of Harcourt, Inc. resulting in a pre-tax loss of approximately $6.6 million. The Company received the cash proceeds on July 7, 2000. In addition, the Company recorded an additional loss in connection with a negotiated settlement of a joint venture agreement associated with the sale of GartnerLearning for approximately $6.7 million.

     On October 7, 1999, Jupiter Communications, Inc. ("Jupiter") completed its initial public offering at $21.00 per share of common stock. Upon completion of Jupiter's initial public offering, the Company owned 4,028,503 shares of Jupiter's outstanding common stock. The change in the Company's proportionate share of Jupiter's equity resulted in the Company's write-up of the investment by approximately $15.4 million and increases in deferred tax liability and additional paid-in capital of approximately $7.1 million and $8.3 million, respectively. During the quarter ended June 30, 2000, the Company's investment decreased below 20% of Jupiter's outstanding common stock. Because the Company had concluded it no longer exercised significant influence over Jupiter, it has changed its method of accounting for this investment from the equity method to the cost method. During the year ended September 30, 2000, the Company sold 1,995,950 shares for net cash proceeds of $55.5 million at an average price of $27.81 per share for a pre-tax gain of $42.9 million. In September 2000, Jupiter merged with Media Metrix, Inc., creating Jupiter Media Metrix. Jupiter shareholders received 0.946 shares of Jupiter for each share of Jupiter that they owned. At the date of the merger, the

Company owned 2,032,553 shares of the former Jupiter, which were exchanged for shares of Jupiter Media Metrix. At September 30, 2000, the Company's investment of 1,922,795 shares of Jupiter had a fair market value of $30.6 million and is recorded at fair value and is included in Marketable equity securities in the Consolidated Balance Sheets at September 30, 2000.

5 -- INVESTMENTS

     A summary of the Company's investments in marketable equity securities and other investments at September 30, 2001 and 2000 is as follows (in thousands):

                                                          GROSS        GROSS
                                                        UNREALIZED   UNREALIZED
                                               COST       GAINS        LOSSES     FAIR VALUE
                                              -------   ----------   ----------   ----------
As of September 30, 2001:
Marketable equity securities available for
  sale......................................  $ 5,287       $2        $(2,039)     $ 3,250
Other investments...........................   15,248       --             --       15,248
                                              -------       --        -------      -------
     Total..................................  $20,535       $2        $(2,039)     $18,498
                                              =======       ==        =======      =======

                                                          GROSS        GROSS
                                                        UNREALIZED   UNREALIZED
                                               COST       GAINS        LOSSES     FAIR VALUE
                                              -------   ----------   ----------   ----------
As of September 30, 2000:
Marketable equity securities available for
  sale......................................  $14,205    $21,265        $(66)      $35,404
Other investments...........................   47,037         --          --        47,037
                                              -------    -------        ----       -------
     Total..................................  $61,242    $21,265        $(66)      $82,441
                                              =======    =======        ====       =======

     At September 30, 2001, marketable equity securities were comprised of 755,058 shares of CNET received in connection with the sale of TechRepublic on July 2, 2001 which had a fair value of $12.21 per share, or $9.2 million on the closing date. Since July 2, 2001, the market value of the CNET shares has declined substantially, accordingly the Company has recorded a $3.9 million impairment charge in net loss from minority-owned investments representing an other than temporary decline in market value of the CNET common stock. At September 30, 2001, these shares are reflected in the September 30, 2001 Consolidated Balance Sheet at their fair market value of $3.2 million after giving effect to an additional $2.0 million of unrealized losses.

     In addition to equity securities owned directly by the Company and through SI I, a wholly owned affiliate, the Company owns 34% of SI II. Both entities are venture capital funds engaged in making investments in early to mid-stage IT-based or Internet-enabled companies. Both entities are managed pursuant to a management contract with SI Services Company, LLC, an entity controlled by the former Chairman of the Board of the Company, who continues as an employee of the Company, and certain former officers and employees of the Company. The accounts of SI I are included in the Company's Consolidated Financial Statements. The Company had a total original investment commitment to SI I and SI II of $10.0 million and $30.0 million, respectively, of which $7.4 million of the commitment to SI II remained unfunded at September 30, 2001. This commitment is expected to be funded in fiscal 2002.

     The Company's investment in SI II is recorded on the equity method. Equity method investments represent the investments held through SI II. The Company's share of equity losses were $0.3 million and $0.1 million for fiscal 2001 and 2000, respectively. Other investments is comprised of various cost-based and equity-based investments. During fiscal 2001, the Company wrote-down certain of its investments and recognized an impairment charge of $22.6 million for other than temporary declines in the value of certain investments which is reflected in Net loss from minority-owned investments in the 2001 Consolidated Statement of Operations. The Company made an assessment of the carrying value of its investments and determined that certain investments were in excess of their fair value due to the significance and duration of the decline in valuation of comparable companies operating in the internet and technology sectors. The impairment factors evaluated by management may change in subsequent periods, given that the entities underlying these investments operate in a volatile business environment. In addition, these entities may require additional financing to meet their cash and operational needs, however, there can be no assurance that such funds will be available to the extent needed, at terms acceptable to the entities, if at all. This could result in additional material non-cash impairment charges in the future.

6 -- OTHER CHARGES

     During 2001, the Company recorded other charges of $46.6 million. Of these charges, $24.8 million are associated with the Company's workforce reduction announced in April 2001. This workforce reduction has resulted in the elimination of 383 positions, or approximately 8% of the Company's workforce. Approximately $14.3 million of the other charges are associated with the write-down of goodwill and other long-lived assets to net realizable value as a result of the Company's decision to discontinue certain unprofitable products, and $7.5 million of the charge is associated primarily with the write-off of internally developed systems in connection with the launch of gartner.com and seat-based pricing. At September 30, 2001, $6.6 million of the termination benefits relating to the workforce reduction remain to be paid, primarily in the first quarter of fiscal 2002. The Company is funding these costs out of operating cash flows.

     During 1999, the Company recorded other charges related to reorganization and recapitalization of approximately $23.4 million on a pre-tax basis. Approximately $14.2 million of the charge related to certain job eliminations associated with certain strategic reduction in force initiatives. Approximately $9.2 million of the other charge pertained to legal and advisory fees associated with the Company's recapitalization (see Note 16 -- Recapitalization).

7 -- PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

     Property, equipment and leasehold improvements, less accumulated depreciation and amortization consist of the following (in thousands):

                                                                        SEPTEMBER 30,
                                                      USEFUL LIFE    -------------------
                                                        (YEARS)        2001       2000
                                                      ------------   --------   --------
Computer equipment and software.....................       2-3       $117,062   $108,071
Furniture and equipment.............................       3-8         49,040     47,635
Leasehold improvements..............................      2-15         39,758     29,424
                                                                     --------   --------
                                                                      205,860    185,130
Less -- accumulated depreciation and amortization...                 (105,572)   (96,728)
                                                                     --------   --------
                                                                     $100,288   $ 88,402
                                                                     ========   ========

     At September 30, 2001 and 2000, capitalized development costs for internal use software were $27.3 million and $26.3 million, respectively, net of accumulated amortization of $24.7 million and $10.3 million, respectively. Amortization of capitalized internal software development costs totaled $14.3 million, $7.2 million and $2.3 million in fiscal 2001, 2000 and 1999, respectively.

8 -- INTANGIBLE ASSETS, NET

     Intangible assets, less accumulated amortization consist of the following (in thousands):

                                                                        SEPTEMBER 30,
                                                     AMORTIZATION    -------------------
                                                    PERIOD (YEARS)     2001       2000
                                                    --------------   --------   --------
Goodwill..........................................       3-30        $258,200   $263,319
Non-compete agreements............................        2-5          12,567     11,983
Tradenames........................................       9-12           1,758      2,247
                                                                     --------   --------
                                                                      272,525    277,549
Less -- accumulated amortization..................                    (50,292)   (40,444)
                                                                     --------   --------
                                                                     $222,233   $237,105
                                                                     ========   ========

9 -- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Taxes payable...............................................  $ 49,128   $ 51,100
Payroll and related benefits payable........................    35,529     44,099
Commissions payable.........................................    19,987     33,985
Accounts payable............................................    14,509     23,938
Current deferred taxes payable..............................        --      9,344
Other accrued liabilities...................................    42,098     28,999
                                                              --------   --------
                                                              $161,251   $191,465
                                                              ========   ========

10 -- DEBT

     On July 16, 1999, the Company entered into an unsecured Credit Agreement with JPMorgan Chase Bank, as administrative agent for the participating financial institutions thereunder, providing for a maximum of $500.0 million of credit facilities, consisting of a $350.0 million term loan and a $150.0 million senior revolving credit facility. On February 25, 2000, the Company modified certain financial and other covenants to permit the issuance of convertible debt. Loans under the revolving facility were to be available for five years, subject to certain customary conditions on the date of any such loan. On July 17, 2000, the Company entered into a second amendment to the Credit Agreement. Under this amendment, the Company agreed to refinance all existing indebtedness and to repay in full and terminate the term loans drawn under the existing Credit Agreement. At September 30, 2001, the Company has a senior revolving credit facility, as amended, totaling a maximum aggregate principal amount of up to $200.0 million. In connection with the extinguishment of the $350.0 million term loan, the Company wrote off $1.7 million, net of the related tax benefit of $1.2 million, of deferred debt issuance costs in the fourth quarter of fiscal 2000. The charge was recorded as an extraordinary loss on debt extinguishment.

     At September 30, 2001, $15.0 million was outstanding under the revolving credit facility. A commitment fee of 0.30% to 0.50% is paid on the unused revolving credit amount. Pursuant to certain financial covenants of the revolving credit facility, the Company had $123.7 million of available borrowings at September 30, 2001. The weighted average interest rate on borrowings was 6.8% for the year ended September 30, 2001.

     On April 17, 2000, the Company issued in a private placement transaction, $300.0 million of 6% convertible subordinated notes (the "convertible notes") to Silver Lake Partners, L.P. ("Silver Lake") and certain of Silver Lake's affiliates. The convertible notes mature in April 2005 and accrue interest at 6% per annum. Interest accrues semi-annually by a corresponding increase in the face amount of the convertible notes commencing September 15, 2000. Accordingly, $26.2 million has been added to the face amount of the convertible notes' balance outstanding at September 30, 2001.

     As part of the transaction, two Silver Lake representatives were elected to the Company's ten-member Board of Directors. The Company also granted to Silver Lake the right to acquire 5% of any Company subsidiary that is spun off or spun out at 80% of the initial public offering price. The Company valued the option at $1.0 million, which was recorded as a discount to the convertible notes, and is being amortized to interest expense over the five-year term.

     On April 18, 2000, $200.0 million of the proceeds were used to pay down term loan borrowings under the Credit Agreement with JPMorgan Chase Bank. The Company incurred $7.9 million of transaction and advisory fees related to the transaction. These fees were accounted for as debt issuance costs and are being amortized over the five-year term of the debt using the effective interest method.

     The convertible notes were originally convertible into shares of the Company's Class A Common Stock, commencing April 17, 2003, at an initial price of $15.87 per share. In accordance with the original terms of the note, on the first anniversary date of issuance of the convertible notes, April 17, 2001, the conversion price was adjusted, or reset, to be equal to the lower of the initial conversion price of $15.87 per share, or the average closing price over the thirty trading day period ending April 17, 2001 if less than $14.43, a price equal to a 10% premium to the average closing price over that same period. On April 17, 2001, the conversion price was reduced to $7.45 per share. The number of shares of Class A Common Stock issuable upon conversion of the notes as of September 30, 2001 was 43.9 million shares with a total market value of $397.2 million, using the Company's September 30, 2001 market price of $9.05 per share.

     On or after April 17, 2003, subject to satisfaction of certain customary conditions, the Company may redeem all of the convertible notes for cash provided that (1) the average closing price of the class A Common Stock for the twenty consecutive trading days immediately preceding the date the redemption notice is given equals or exceeds 150% of the adjusted conversion price of $7.45 per share, and (2) the closing price of the Class A Common Stock on the trading day immediately preceding the date the redemption notice is given also equals or exceeds 150% of the adjusted conversion price. The redemption price is the face amount of the notes plus all accrued interest. If the Company initiates the redemption, Silver Lake has the option of receiving payment in cash, stock, or a combination of cash and stock.

     Commencing on April 18, 2003, Silver Lake may elect to convert all or a portion of the notes to stock. If Silver Lake initiates the conversion, the Company has the option of redeeming all such notes for cash at a price based on the number of shares into which the notes would be converted and the market price on the date the notice of conversion is given.

     On the maturity date, April 17, 2005, the Company must satisfy any remaining notes for cash.

     Letters of credit are issued by the Company in the ordinary course of business. At September 30, 2001, the Company had outstanding letters of credit with The Bank of New York for $2.0 million and with JPMorgan Chase Bank for $0.8 million.

11 -- COMMITMENTS AND CONTINGENCIES

     The Company leases various facilities, furniture and computer equipment under operating lease arrangements expiring between 2001 and 2026. Future minimum annual payments under non-cancelable operating lease agreements at September 30, 2001 are as follows (in thousands):

YEAR ENDED SEPTEMBER 30,
------------------------
2002......................................................  $ 27,706
2003......................................................    23,903
2004......................................................    21,674
2005......................................................    19,374
2006......................................................    16,303
Thereafter................................................   122,742
                                                            --------
Total minimum lease payments..............................  $231,702
                                                            ========

     Rental expense for operating leases, net of sublease income, was $26.9 million, $22.4 million, and $18.4 million for the years ended September 30, 2001, 2000 and 1999, respectively. The Company has commitments with two facilities management companies for printing, copying, mailroom and other related services. The minimum annual obligations under these service agreements are $4.9 million for 2002 and $1.6 million for 2003.

     The Company is involved in legal proceedings and litigation arising in the ordinary course of business. The Company believes the outcome of all current proceedings, claims and litigation will not have a material effect on the Company's financial position or results of operations when resolved in a future period.

12 -- STOCKHOLDERS' EQUITY (DEFICIT)

     Capital stock. Class A Common Stock and Class B Common Stock stockholders are entitled to one vote per share on all matters to be voted by stockholders and vote together as a single class, other than with respect to the election of directors. Class A Common Stock stockholders are entitled to one vote per share on the election of Class A directors, which constitute no more than 20% of the directors, and Class B Common Stock stockholders are entitled to one vote per share on the election of Class B directors, which constitute at least 80% of the directors.

     Stock option plans. The Company's 1991 Stock Option Plan expired on April 25, 2001. As a result, as of September 30, 2001, no options were available for future grant under this plan. At September 30, 2000, 1,354,876 options were available for grant.

     In January 1993, the Company adopted the 1993 Director Option Plan, a stock option plan for directors, and reserved an aggregate of 1,200,000 shares of Class A Common Stock for issuance under this plan. The plan currently provides for the automatic grant of 15,000 options to purchase shares of Class A Common Stock to each non-employee director upon first becoming an outside director and the automatic grant of an option to purchase an additional 7,000 shares of Class A Common Stock annually based on continuous service as an outside director. The exercise price of each option granted under the plan is equal to the fair market value of the Class A Common Stock at the date of grant. Options granted are subject to yearly vesting over a three-year period after the date of grant. Directors are also compensated in common stock equivalents payable under this plan. At September 30, 2001 and 2000, 420,738 and 464,635 options were available for grant, respectively.

     In October 1994, the Board of Directors and stockholders of the Company approved the adoption of a Long-Term Stock Option Plan and the reservation of an aggregate of 6,560,000 shares of Class A Common Stock for issuance thereunder. The purpose of the plan is to provide to senior personnel long-term equity participation in the Company as an incentive to promote the long-term success of the Company. The exercise price of each option granted under the plan is equal to the fair market value of the Class A Common Stock at the date of grant. Options granted under the plan vest and become fully exercisable five years following the date of grant, based on continued employment, and have a term of ten years from the date of grant assuming continued employment. Vesting and exercisability accelerates upon achievement of certain financial performance targets determined by the Board of Directors. If the financial performance targets are met for the year of grant in accordance with parameters as set by the Board at its sole discretion, 25% of the shares granted become exercisable on the first anniversary date following the date of grant and, if cumulative financial performance targets are met for both the first and second years following the date of grant, a second 25% become exercisable three years following the date of grant. If cumulative financial performance targets are met for all three years following the date of grant, a third 25% become exercisable on the fourth anniversary date following the date of grant and the final 25% become exercisable on the fifth anniversary following the date of grant. Based on cumulative performance through 2001, 1,652,770 shares were exercisable on September 30, 2001. At September 30, 2001 and 2000, 419,250 and 600,250 options were available for grant, respectively.

     In October 1996, the Company adopted the 1996 Long Term Stock Option Plan. Under the terms of the plan, the Board of Directors may grant non-qualified and incentive options, entitling employees to purchase shares of the Company's common stock at the fair market value at the date of option grant. A total of 1,800,000 shares of Class A Common Stock was reserved for issuance under this plan. All options granted under the plan vest and become fully exercisable six years following the date of grant, based on continued employment, and have a term of ten years from the date of grant assuming continued employment. Vesting and exercisability accelerates upon achievement of certain financial performance targets determined by the Board of Directors. If financial performance targets are met in the year of grant in accordance with parameters as set by the Board in its sole discretion, 25% of the shares granted become exercisable on the third anniversary date following the date of grant. If cumulative financial performance targets are met for both the first and second years following the date of grant, a second 25% become exercisable three years following the date of grant. If financial performance targets are met cumulatively for all three years following the date of grant, a third 25% become exercisable on the fourth anniversary date following the date of grant and the final 25% become exercisable on the fifth anniversary following the date of grant. Based on 1997 and 1998 performance, 638,000 options were exercisable on September 30, 2001. Based on 1999 performance, an additional 172,375 will vest in 2002. Based on 2000 and 2001 performance, there was no additional acceleration of vesting. At September 30, 2001 and 2000, 952,125 and 812,000 options to purchase common stock were available for grant, respectively.

     In October 1998, the Company adopted the 1998 Long Term Stock Option Plan. Under the terms of the plan, the Board of Directors may grant non-qualified and incentive options, entitling employees to purchase shares of the Company's common stock at the fair market value at the date of option or restricted stock grant. A total of 2,500,000 shares of Class A Common Stock was reserved for issuance under this plan. Options currently granted under the plan generally vest and become fully exercisable six years following the date of grant, based on continued employment, and have a term of ten years from the date of grant assuming continued employment. Vesting and exercisability accelerates upon achievement of certain financial performance targets determined by the Board of Directors. If financial performance targets are met in the year of grant in accordance with parameters as set by the Board in its sole discretion, 25% of the shares granted become exercisable in the third anniversary date following the date of grant. If cumulative financial performance targets are met for both the first and second years following the date of grant, a second 25% become exercisable three years following the date of grant. If financial performance targets are met cumulatively for all three years following the date of grant, a third 25% become exercisable on the fourth anniversary date following the date of grant and the final 25% become exercisable on the fifth anniversary following the date of grant. Based on cumulative 2001 performance, no vesting has accelerated. At September 30, 2001 and 2000, 838,509 and 662,001 options to purchase common stock were available for grant, respectively.

     On December 15, 1998, the Company adopted an option exchange program that allowed the exchange of certain stock options granted from April 1998 through July 1998 for options with an exercise price of $20.46. In total, options to purchase 4,737,400 shares of common stock were exchanged under this program. The original vesting schedules and expiration dates associated with these stock options were also amended to commence with the stock option exchange program date. These amounts have been included as granted and canceled options during 1999 in the summary activity table shown below.

     In connection with the recapitalization (see Note 16 -- Recapitalization), substantially all options with an exercise price below the fair market value of the stock on the effective date were reduced to maintain the ratio of the exercise price to the fair market value of the stock prior to the special, nonrecurring cash dividend, which was $1.1945 per share. The exercise prices of options with an exercise price equal to or greater than the fair market value of the stock on the effective date were reduced by an amount equal to the dividend per share paid by the Company. No changes were made in either the number of shares of common stock covered or in the vesting schedule of the options.

     In November 1999, the Company adopted the 1999 Stock Option Plan. Under the terms of the plan, the Board of Directors may grant non-qualified and incentive stock options and other awards to eligible employees and consultants. The Company's directors and most highly compensated executive officers are not eligible for awards under the plan. A total of 20,000,000 shares of Class A Common Stock was reserved for issuance under this plan. Substantially all of the options currently granted under the plan vest and become fully exercisable each year for three years in equal installments following the date of grant, based on continued employment, and have a term of ten years from the date of grant assuming continued employment. At September 30, 2001 and 2000, 2,767,349 and 9,776,090 options to purchase common stock were available for grant, respectively.

     A summary of stock option activity under the plans and agreement through September 30, 2001 follows:

                                                                                WEIGHTED
                                                     CLASS A COMMON STOCK   AVERAGE EXERCISE
                                                         UNDER OPTION            PRICE
                                                     --------------------   ----------------
Outstanding at September 30, 1998..................       16,131,032            $19.086
  Granted..........................................       11,818,259            $20.946
  Exercised........................................       (2,648,169)           $ 6.810
  Canceled.........................................       (7,511,554)           $21.637
                                                          ----------
Outstanding at September 30, 1999..................       17,789,568            $17.475
  Granted..........................................       18,256,310            $11.859
  Exercised........................................       (1,379,306)           $ 5.886
  Canceled.........................................       (4,099,846)           $17.240
                                                          ----------
Outstanding at September 30, 2000..................       30,566,726            $14.669
  Granted..........................................       10,339,620            $ 8.207
  Exercised........................................         (592,832)           $ 6.156
  Canceled.........................................       (5,330,390)           $13.859
                                                          ----------
Outstanding at September 30, 2001..................       34,983,124            $13.029
                                                          ==========            =======

     Options for the purchase of 12,935,484 and 6,754,574 shares of Class A Common Stock were exercisable at September 30, 2001 and 2000, respectively.

     The following table summarizes information about stock options outstanding at September 30, 2001:

                                                              WEIGHTED
                                                              AVERAGE
                                                             REMAINING                      WEIGHTED
                                                NUMBER      CONTRACTUAL      NUMBER         AVERAGE
RANGE OF EXERCISE PRICES                      OUTSTANDING   LIFE (YEARS)   EXERCISABLE   EXERCISE PRICE
------------------------                      -----------   ------------   -----------   --------------
$ 1.00 -  6.77..............................   1,477,951        3.87        1,277,886        $ 6.75
$ 6.90 -  9.94..............................   9,218,477        8.88          508,450        $ 7.84
$10.28 - 10.31..............................   8,720,999        8.11        3,588,965        $10.31
$10.40 - 14.56..............................   4,375,623        8.60        1,495,434        $13.62
$15.67 - 19.90..............................   7,688,799        6.91        4,368,319        $18.52
$20.46 - 37.29..............................   3,501,275        6.92        1,696,430        $24.24
                                              ----------                   ----------
                                              34,983,124                   12,935,484
                                              ==========                   ==========

     Employee stock purchase plans. In January 1993, the Company adopted employee stock purchase plans, and reserved an aggregate of 4,000,000 shares of Class A Common Stock for issuance under this plan. Eligible employees are permitted to purchase Class A Common Stock through payroll deductions, which may not exceed 10% of an employee's compensation (or $21,250 in any calendar year), at a price equal to 85% of the Class A Common Stock price as reported by NYSE at the beginning or end of each offering period, whichever is lower. Eligible international employees can purchase shares at a price that is calculated monthly with no corresponding discount. During the years ended September 30, 2001 and 2000, 769,085 and 394,279 shares were issued from treasury stock at an average purchase price of $7.01 and $12.72 per share, respectively, in conjunction with this plan. At September 30, 2001 and 2000, 676,994 and 1,429,406 shares were available for purchase under the plan, respectively.

     Restricted stock awards. Beginning in 1998, the Company granted restricted stock awards under the 1991 Stock Option Plan and the 1998 Long Term Stock Option Plan. The restricted stock awards vest in six equal installments with the first installment vesting two years after the grant and then annually thereafter. Recipients are not required to provide consideration to the Company other than rendering service and have the right to vote the shares and to receive dividends. The restricted stock may not be sold by the employee during the vesting period. In 1999, the Company also granted 40,500 stock options under the 1998 Long Term Stock Option Plan with an exercise price of $1.00 per share that vest on the same basis as the restricted stock awards to certain international employees. Such stock options had a weighted average fair market value of $22.81 per stock option on the date of grant. At September 30, 2001, a total of 271,616 restricted shares of Class A Common Stock were outstanding at a weighted average market value, as of the original grant date, of $23.14 per share. At September 30, 2000, a total of 417,499 restricted shares of Class A Common Stock were outstanding at a weighted average market value, as of the original grant date, of $22.26 per share. In 2000, the Company granted a restricted stock award of 50,000 shares with a fair market value of $13.00 per share. During 2001, there were forfeitures and acceleration of grants of 64,593 shares and 9,581 shares, respectively. At September 30, 2001, the aggregate unamortized compensation expense for restricted stock awards and the $1 stock option grants was $5.1 million. During 2000, there were forfeitures and acceleration of grants of 77,501 shares and 7,833 shares, respectively. Total compensation expense recognized for the restricted stock awards and option grants was $1.1 million, $1.1 million and $1.7 million for 2001, 2000 and 1999, respectively.

     Deferred compensation employee stock trust. The Company has supplemental deferred compensation arrangements for the benefit of certain officers, managers and other key employees. These arrangements are funded by life insurance contracts, which have been purchased by the Company. The plan permits the participants to diversify in marketable equity securities. The value of the assets held, managed and invested, pursuant to the agreement was $7.8 million and $7.2 million at September 30, 2001 and 2000, respectively, and are included in other assets. The corresponding deferred compensation liability of $8.8 million and $8.2 million at September 30, 2001 and 2000, respectively, is recorded at the fair market value of the shares held in a rabbi trust and adjusted, with a corresponding charge or credit to compensation cost, to reflect the fair value of the amount owned by the employee. Due to declines in the fair value of the shares held by the rabbi trust, the Company recorded no compensation expense for fiscal 2001. Total compensation expense recognized for the plan in fiscal 2000 was $1.0 million.

     Forward purchase agreements. Beginning in 1997, the Company entered into a series of forward purchase agreements to effect the repurchase of 1,800,000 of its Class A Common Stock. These agreements were settled quarterly at the Company's option on a net basis in either shares of its own Class A Common Stock or cash. To the extent that the market price of the Company's Class A Common Stock on a settlement date is higher (lower) than the forward purchase price, the net differential is received (paid) by the Company. During the year ended September 30, 1999, four settlements resulted in the Company receiving 155,962 shares of Class A Common Stock and paying approximately $10.9 million in cash. During the year ended September 30, 2000, four settlements resulted in the Company receiving 155,792 shares of Class A Common Stock and paying approximately $8.2 million in cash. During the year ended September 30, 2001, two settlements resulted in the Company delivering 491,789 shares of Class A Common Stock and paying approximately $64,000 in cash. During June 2001, the Company terminated the forward purchase agreement by reacquiring 1,164,154 shares of Class A Common Stock for approximately $9.7 million.

     Stock repurchases. On July 19, 2001, the Company's Board of Directors approved the repurchase of up to $75.0 million of Class A and Class B Common Stock. Repurchases will be made from time to time over the next two years through open market purchases, subject to the availability of the stock, prevailing market conditions, the market price of the stock, and the Company's financial performance. Repurchases will be funded from cash flow from operations and possible borrowings under the Company's existing credit facility. Repurchases will be made proportionately between shares of the two classes of common stock. On August 29, 2001, the Company purchased 1,867,149 shares of its Class A Common Stock at $9.88 per share from IMS Health, Inc. During the fourth quarter of fiscal 2001, the Company purchased an additional 451,000 shares of Class A Common Stock and 7,960 shares of Class B Common Stock in the open market, at an average price of $9.42 per share.

     Stock based compensation. The Company applies the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock-based compensation plans. Accordingly, no compensation cost has been recognized for the fixed stock option plans. Pursuant to the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the following are the pro forma net income (loss) and net income (loss) per share for the years ended September 30, 2001, 2000, and 1999 had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for grants under those plans (in thousands, except per share data):

                                                          YEAR ENDED SEPTEMBER 30,
                                                        -----------------------------
                                                          2001       2000      1999
                                                        ---------   -------   -------
Net income (loss)
  As reported.........................................  $ (66,203)  $25,546   $88,271
  Pro forma...........................................  $(106,370)  $(3,325)  $67,128
Net income (loss) per diluted common share
  As reported.........................................  $   (0.77)  $  0.29   $  0.84
  Pro forma...........................................  $   (1.24)  $ (0.04)  $  0.64
                                                        ---------   -------   -------

The pro forma disclosures shown above reflect options granted after the year ended September 30, 1995 and are not likely to be representative of the effects on net income (loss) and net income (loss) per common share in future years.

     The fair value of the Company's stock plans used to compute pro forma net income and diluted earnings per share disclosures is the estimated fair value at grant date using the Black-Scholes option pricing model. The following weighted-average assumptions were utilized for stock options granted or modified:

                                                2001        2000            1999
                                                -----   -------------   -------------
Expected life (in years)......................   3.1      3.1 - 5.2       3.1 - 5.0
Expected volatility...........................   .65         .44             .40
Risk free interest rate.......................  3.2%    5.76% - 6.08%   4.93% - 5.82%
Expected dividend yield.......................  0.00%       0.00%           0.00%

     The weighted average fair values of the Company's stock options granted in the years ended September 30, 2001, 2000 and 1999 are $3.77, $6.63 and $10.19,
respectively.

13 -- COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK FROM CONTINUING
OPERATIONS

     Basic earnings per share ("EPS") is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. When the exercise of stock options is antidilutive they are excluded from the calculation.

     The following table sets forth the reconciliation of the basic and diluted net earnings per share computations (in thousands, except per share).

                                                                YEAR ENDED SEPTEMBER 30,
                                                              ----------------------------
                                                               2001      2000       1999
                                                              -------   -------   --------
Numerator:
  Net income (loss) from continuing operations..............  $  (220)  $54,853   $ 88,271
                                                              =======   =======   ========
Denominator
  Denominator for basic income (loss) per share -- weighted
     average number of common shares outstanding............   85,862    86,564    101,881
Effect of dilutive securities:
  Weighted average number of common shares under warrant
     outstanding............................................       --        --        155
  Weighted average number of option shares outstanding......       --     2,544      2,567
                                                              -------   -------   --------
  Dilutive potential common shares..........................       --     2,544      2,722
                                                              -------   -------   --------
  Denominator for diluted income (loss) per share --adjusted
     weighted average number of common shares outstanding...   85,862    89,108    104,603
                                                              =======   =======   ========
Basic income (loss) per common share from continuing
  operations................................................  $  0.00   $  0.63   $   0.87
                                                              =======   =======   ========
Diluted income (loss) per common share from continuing
  operations................................................  $  0.00   $  0.62   $   0.84
                                                              =======   =======   ========

     For the year ended September 30, 2001, options to purchase 35.0 million shares of Class A Common Stock of the Company were not included in the computation of diluted loss per share because the effect would have been antidilutive. For the year ended September 30, 2000, options to purchase 14.3 million shares of Class A Common Stock of the Company with exercise prices greater than the average fair market value of $13.78 were not included in the computation of diluted net income per share because the effect would have been antidilutive. For the years ended September 30, 2001 and 2000, unvested restricted stock awards were not included in the computation of diluted earnings
(loss) per share because the effect would have been antidilutive. Additionally, convertible notes outstanding for the year ended September 30, 2001 and 2000, representing 30.5 million and 8.8 million common shares, if converted, and the related interest expense of $18.8 million and $8.2 million, respectively, were not included in the computation of diluted net income (loss) per share because the effect would have been antidilutive.

14 -- INCOME TAXES

     Following is a summary of the components of income before provision for income taxes, loss from discontinued operations and extraordinary loss (in thousands):

                                                          YEAR ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       ---------   -------   --------
U.S..................................................  $(132,522)  $27,016   $107,243
Non-U.S..............................................     24,120    26,204     32,004
                                                       ---------   -------   --------
     Total...........................................   (108,402)   53,220    139,247
Extraordinary loss on debt extinguishment............         --     2,881         --
Loss from discontinued operations....................     99,010    35,199         --
                                                       ---------   -------   --------
Income (loss) from continuing operations before
  income taxes.......................................  $  (9,392)  $91,300   $139,247
                                                       =========   =======   ========

     The provision for income tax on the above income consists of the following components (in thousands):

                                                          YEAR ENDED SEPTEMBER 30,
                                                        -----------------------------
                                                          2001       2000      1999
                                                        --------   --------   -------
Current tax expense from operations:
  U.S. federal........................................  $  9,192   $ 23,556   $18,613
  State and local.....................................     4,862     11,660     2,977
  Foreign.............................................    10,258      7,211     6,533
                                                        --------   --------   -------
Total current.........................................    24,312     42,427    28,123
Deferred tax expense (benefit):
  U.S. federal........................................   (29,355)    (5,768)    4,286
  State and local.....................................    (4,782)    (2,754)    1,052
  Foreign.............................................      (836)    (1,637)    1,310
                                                        --------   --------   -------
Total deferred........................................   (34,973)   (10,159)    6,648
                                                        --------   --------   -------
Total current and deferred............................   (10,661)    32,268    34,771
Benefit of stock transactions with employees..........     1,331      4,179    15,878
Benefit of purchased tax benefits applied to reduce
  goodwill............................................       158         --       327
                                                        --------   --------   -------
  Income tax (benefit) expense on continuing
     operations.......................................    (9,172)    36,447    50,976
Current taxes from extraordinary loss:
  U.S. federal tax expense on debt extinguishment.....        --       (922)       --
  State and local tax expense on debt
     extinguishment...................................        --       (230)       --
Current taxes from loss on discontinued operations:
  U.S. federal........................................   (33,522)    (7,985)       --
  State and local.....................................    (1,585)      (287)       --
Deferred tax expense (benefit) from loss on
  discontinued operations:
  U.S. federal........................................       137       (135)       --
  State and local.....................................       178       (180)       --
Benefit of purchased tax benefits applied to reduce
  goodwill on loss from discontinued operations.......     1,765        966        --
                                                        --------   --------   -------
                                                        $(42,199)  $ 27,674   $50,976
                                                        ========   ========   =======

     Current and long-term deferred tax assets and liabilities are comprised of the following (in thousands):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Depreciation and amortization...............................  $  5,426   $  3,052
Expense accruals for book purposes..........................    29,530     11,277
Loss and credit carryforwards...............................    26,832     13,320
Intangible assets...........................................     9,906      2,150
Equity interest.............................................       814         --
Other.......................................................     4,078      1,420
                                                              --------   --------
Gross deferred tax asset....................................    76,586     31,219
                                                              --------   --------
Intangible assets...........................................   (11,121)   (12,691)
Equity interest.............................................       (87)   (15,651)
Other.......................................................        --       (165)
                                                              --------   --------
Gross deferred tax liability................................   (11,208)   (28,507)
                                                              --------   --------
Valuation allowance.........................................   (26,072)   (10,083)
                                                              --------   --------
Net deferred tax asset (liability)..........................  $ 39,306   $ (7,371)
                                                              ========   ========

     Current and long-term net deferred tax assets were $9.9 million and $29.4 million as of September 30, 2001 and were $0.2 million and $2.2 million as of September 30, 2000, respectively, and are included in Prepaid expenses and other current assets and Other assets in the Consolidated Balance Sheets. Current and long-term net deferred tax liabilities were $9.5 million and $0.3 million as of September 30, 2000, and were included in Accounts payable and accrued liabilities and Other liabilities in the Consolidated Balance Sheet. In 2001, the Company recorded a $27.5 million current tax receivable as a result of its ability to recover federal income taxes for capital loss and foreign tax credit carrybacks. This amount is included in Prepaid expenses and other current assets in the Consolidated Balance Sheet.

     The valuation allowance relates to domestic and foreign tax net operating loss and capital loss carryforwards that more likely than not will expire unutilized. The net increase in the valuation allowance of approximately $16.0 million in the current year results primarily from the increase in federal and state and local tax capital loss carryforwards of $14.8 million and $7.2 million, respectively, the net decrease in federal and state and local net operating losses of $4.6 million and $1.9 million, respectively, and the net increase in foreign tax loss carryforwards of approximately $0.5 million. Approximately $2.4 million of the valuation allowance will reduce additional paid-in-capital upon subsequent recognition of any related tax benefits.

     The differences between the U.S. federal statutory income tax rate and the Company's effective tax rate on income from continuing operations are:

                                                             YEAR ENDED SEPTEMBER 30,
                                                             ------------------------
                                                              2001      2000     1999
                                                             ------     ----     ----
Statutory tax rate.........................................   (35.0)%   35.0%    35.0%
State income taxes, net of federal benefit.................     3.6      6.9      3.1
Foreign income taxed at a different rate...................    13.2     (2.5)     1.7
Non-deductible goodwill and direct acquisition costs.......    18.1      2.2      1.1
Non-taxable income.........................................    (0.3)    (0.1)    (1.3)
Exempt foreign trading gross receipts......................   (13.5)    (0.8)    (2.3)
Non-deductible recapitalization costs......................      --       --      2.2
Benefit of operating loss and tax credit carryforwards.....      --       --     (2.0)
Settlement of tax exams....................................      --       --     (1.8)
Non-deductible meals and entertainment expense.............     5.6      0.6      0.3
Officers life insurance....................................    12.7     (0.3)      --
Valuation allowance on losses from minority-owned
  investments..............................................    88.5       --       --
Utilization of foreign tax credits.........................  (185.1)      --       --
Other items................................................    (5.5)    (1.0)     0.6
                                                             ------     ----     ----
Effective tax rate.........................................   (97.7)%   40.0%    36.6%
                                                             ======     ====     ====

     As of September 30, 2001 the Company had U.S. federal tax net operating loss carryforwards of $0.2 million which will expire in fifteen to twenty years, federal capital loss carryforwards of $18.5 million which will expire in five years, foreign tax credit carryforwards of $8.6 million which will expire in five years and other federal tax credit carryforwards of $1.7 million which can be carried forward indefinitely. The Company had state and local tax net operating loss carryforwards of $83.8 million, of which $20.9 million will expire within one to five years, $7.3 million will expire within six to fifteen years, and $55.6 million will expire within sixteen to twenty years. The Company also had $68.9 million in state and local capital loss carryforwards which will expire in five years. Lastly, the Company had foreign tax loss carryforwards of $5.4 million of which $2.4 million will expire in two years and $3.0 million which can be carried forward indefinitely.

     In 2001, the Company generated a one-time tax benefit of $14.5 million due to the utilization of foreign tax credits. In 2001, the Company also recorded a valuation reserve of $8.3 million on deferred tax assets generated from losses from minority-owned investments.

15 -- EMPLOYEE BENEFITS

     The Company has a savings and investment plan covering substantially all domestic employees. The Company contributes amounts to this plan based upon the level of the employee contributions. In addition, the Company also contributes fixed and discretionary amounts based on employee participation and attainment of operating margins set by the Board of Directors. Amounts expensed in connection with the plan totaled $10.5 million, $8.5 million, and $6.6 million for the years ended September 30, 2001, 2000, and 1999, respectively.

16 -- RECAPITALIZATION

     The Dun and Bradstreet Corporation ("D&B"), an investor in Information Partners Capital Fund, L.P. ("Fund"), provided a portion of the financing in connection with the acquisition of the Company in October 1990. In April 1993, D&B acquired a majority of the outstanding voting securities of the Company in transactions among the Company, D&B and persons and entities associated with the Fund. On November 1, 1996, D&B transferred ownership of its common stock of the Company to Cognizant Corporation ("Cogni-zant"), a spin-off of D&B and an independent public company. At the date of transfer, these shares represented 51% of the Company's outstanding common stock. During the year ended September 30, 1997, Cognizant's ownership of the Company's outstanding common stock fell below 50%. On June 30, 1998, Cognizant transferred its ownership in the Company to IMS Health Incorporated ("IMS Health"), a spin-off of Cognizant and an independent public company.

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

     On August 29, 2001, the Company purchased 1,867,149 shares of its Class A Common Stock at $9.88 per share from IMS Health. The Company also confirmed on that date that IMS Health sold its remaining shares of the Company's Class A Common Stock at $9.88 per share through a direct placement to several institutional investors. These transactions divest IMS Health of any remaining ownership in the Company.

     Under the terms of the recapitalization agreement, the Company is required to indemnify IMS Health for additional taxes, under certain circumstances, if actions by the Company cause the distribution to become taxable to IMS Health and its stockholders. These actions include the use of stock for substantial acquisitions and the issuance, without regulatory approval, of stock options over set limitations during a two-year period following the recapitalization. In addition, the Company has indemnified IMS Health for any tax liabilities associated with the spin-off that may result from the acquisition of the Company. The Company monitors compliance in this regard and believes that it is unlikely, within matters under the Company's control, that it will incur any significant costs as a result of its indemnity.

17 -- SEGMENT INFORMATION

     The Company previously managed its business in four reportable segments organized on the basis of differences in its related products and services. With the discontinuance and sale of TechRepublic (see Note 3 -- Discontinued Operation), three reportable segments remain: research, consulting and events. Research consists primarily of subscription-based research products. Consulting consists primarily of consulting and measurement engagements and strategic advisory services. Events consists of various symposia, conferences and exhibitions.

     The Company evaluates reportable segment performance and allocates resources based on gross contribution margin. Gross contribution, as presented below, is defined as operating income excluding certain selling, general and administrative expenses, depreciation, amortization of intangibles and other charges. The accounting policies used by the reportable segments are the same as those used by the Company.

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

     The following tables present information about reportable segments (in thousands). The "Other" column includes certain revenues and corporate and other expenses (primarily selling, general and administrative) unallocated to reportable segments, expenses allocated to operations that do not meet the segment reporting quantitative threshold, and other charges. There are no intersegment revenues:

YEAR ENDED SEPTEMBER 30, 2001   RESEARCH   CONSULTING    EVENTS      OTHER     CONSOLIDATED
-----------------------------   --------   ----------   --------   ---------   ------------
Revenues......................  $535,114    $265,450    $132,684   $  18,794    $ 952,042
Gross contribution............   352,574      86,949      63,625       4,227      507,375
Corporate and other
  expenses....................                                      (464,861)    (464,861)
Net loss on sale of
  investments.................                                                       (640)
Net loss from minority-owned
  investments.................                                                    (26,817)
Interest income...............                                                      1,616
Interest expense..............                                                    (22,391)
Other expense, net............                                                     (3,674)
Loss from continuing
  operations before income
  taxes.......................                                                     (9,392)

YEAR ENDED SEPTEMBER 30, 2000   RESEARCH   CONSULTING    EVENTS      OTHER     CONSOLIDATED
-----------------------------   --------   ----------   --------   ---------   ------------
Revenues......................  $509,781    $208,810    $108,589   $  27,414    $ 854,594
Gross contribution............   341,061      75,652      50,604      11,231      478,548
Corporate and other
  expenses....................                                      (394,417)    (394,417)
Net gain on sale of
  investments.................                                                     29,630
Net loss from minority-owned
  investments.................                                                       (775)
Interest income...............                                                      3,936
Interest expense..............                                                    (24,900)
Other income expense, net.....                                                       (722)
Income from continuing
  operations before income
  taxes.......................                                                     91,300

YEAR ENDED SEPTEMBER 30, 1999    RESEARCH   CONSULTING   EVENTS      OTHER     CONSOLIDATED
-----------------------------    --------   ----------   -------   ---------   ------------
Revenues.......................  $479,045    $149,840    $75,581   $  29,768    $ 734,234
Gross contribution.............   336,919      55,857     32,532      12,152      437,460
Corporate and other expenses...                                     (304,092)    (304,092)
Net loss from minority-owned
  investments..................                                                      (846)
Interest income................                                                     9,518
Interest expense...............                                                    (1,272)
Other income expense, net......                                                    (1,521)
Income from continuing
  operations before income
  taxes........................                                                   139,247

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

     Summarized information by geographic location is as follows (in thousands):

                                                          YEAR ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
United States and Canada:
  Revenues...........................................  $633,683   $563,552   $471,783
  Operating income...................................  $ 31,773   $ 62,903   $ 72,187
  Operating income, excluding other charges..........  $ 67,450   $ 62,903   $ 92,206
  Identifiable tangible assets.......................  $423,738   $476,755   $437,452
  Long-lived assets..................................  $343,440   $341,648   $318,509
Europe:
  Revenues...........................................  $248,153   $230,307   $212,131
  Operating income...................................  $ 13,918   $ 17,577   $ 48,753
  Operating income, excluding other charges..........  $ 23,826   $ 17,577   $ 51,746
  Identifiable tangible assets.......................  $155,855   $171,420   $110,472
  Long-lived assets..................................  $ 35,398   $ 56,918   $ 41,233
Other International:
  Revenues...........................................  $ 70,206   $ 60,735   $ 50,320
  Operating income (loss)............................  $ (3,177)  $  3,651   $ 12,428
  Operating income (loss), excluding other charges...  $ (2,199)  $  3,651   $ 12,842
  Identifiable tangible assets.......................  $ 37,176   $ 32,846   $ 32,420
  Long-lived assets..................................  $ 11,343   $ 10,383   $ 11,518

18 -- QUARTERLY FINANCIAL DATA -- (UNAUDITED)

                                                           YEAR ENDED SEPTEMBER 30, 2001
                                                     -----------------------------------------
                                                       1ST        2ND        3RD        4TH
                                                     --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...........................................  $255,615   $224,756   $247,566   $224,105
Operating income (loss)(1).........................  $ 30,180   $  8,021   $ (3,459)  $  7,772
Income (loss) from continuing operations(2)........  $ 17,697   $ (1,382)  $(10,219)  $ (6,316)
Income (loss) from discontinued operation, net of
  taxes............................................  $(13,800)  $(52,198)  $  1,765   $ (1,750)
Net income (loss)(2)...............................  $  3,897   $(53,580)  $ (8,454)  $ (8,066)
Diluted earnings (loss) per common share(3):
Income (loss) from continuing operations...........  $   0.20   $  (0.02)  $  (0.12)  $  (0.08)
Income (loss) on discontinued operation............  $  (0.16)  $  (0.60)  $   0.02   $  (0.02)
Net income (loss)..................................  $   0.04   $  (0.62)  $  (0.10)  $  (0.10)

                                                           YEAR ENDED SEPTEMBER 30, 2000
                                                     -----------------------------------------
                                                       1ST        2ND        3RD        4TH
                                                     --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...........................................  $222,897   $193,318   $220,825   $217,554
Operating income...................................  $ 32,718   $ 13,736   $ 20,086   $ 17,591
Income from continuing operations..................  $ 16,464   $ 11,204   $ 11,870   $ 15,315
Loss from discontinued operation, net of taxes.....        --   $ (8,417)  $ (9,488)  $ (9,673)
Extraordinary loss on debt extinguishment, net of
  taxes............................................        --         --         --   $ (1,729)
Net income.........................................  $ 16,464   $  2,787   $  2,382   $  3,913
Diluted earnings (loss) per common share(3):
Income from continuing operations..................  $   0.18   $   0.12   $   0.13   $   0.17
Loss on discontinued operation.....................        --   $  (0.09)  $  (0.10)  $  (0.11)
Extraordinary loss on debt extinguishment..........        --         --         --   $  (0.02)
Net income.........................................  $   0.18   $   0.03   $   0.03   $   0.04

---------------

(1) Includes other charges of $31.1 million and $15.5 million in the quarters ended March 31, 2001 and September 30, 2001, respectively.

(2) Includes net losses from minority owned investments of $1.7 million, $3.4 million, $6.6 million and $15.1 million for each of the four quarters in the fiscal year ended September 30, 2001. Also includes benefits for income taxes from the utilization of foreign tax credits of $2.9 million in the quarter ended June 30, 2001 and $11.6 million in the quarter ended September 30, 2001.

(3) The aggregate of the four quarters' diluted earnings per common share does not total the reported full fiscal year amount due to rounding.

                        INDEPENDENT AUDITORS' REPORT ON
                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
Gartner, Inc.:

     Under date of October 29, 2001, we reported on the consolidated balance sheets of Gartner, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended September 30, 2001, which are included in the September 30, 2001 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP
                                          --------------------------------------

New York, New York
October 29, 2001

                                 GARTNER, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                     BALANCE     ADDITIONS                 ADDITIONS
                                       AT         CHARGED      AS % OF      CHARGED      DEDUCTIONS
                                    BEGINNING     TO COSTS     YEAR END     TO OTHER        FROM
                                     OF YEAR    AND EXPENSES     AMT.     ACCOUNTS(1)     RESERVE
                                    ---------   ------------   --------   ------------   ----------
                                                      (ALL AMOUNTS IN THOUSANDS)
YEAR ENDED SEPTEMBER 30, 1999

Allowance for doubtful accounts
  and returns and allowances......   $4,125       $ 5,128                     $274        $ 4,589
                                     ======       =======                     ====        =======
                                     $4,125       $ 5,128        104%         $274        $ 4,589
                                     ======       =======                     ====        =======
YEAR ENDED SEPTEMBER 30, 2000
Allowance for doubtful accounts
  and returns and allowances......   $4,938       $ 4,256                     $ 46        $ 4,237
                                     ======       =======                     ====        =======
                                     $4,938       $ 4,256         85%         $ 46        $ 4,237
                                     ======       =======                     ====        =======
YEAR ENDED SEPTEMBER 30, 2001
Allowance for doubtful accounts
  and returns and allowances......   $5,003       $ 5,027         90%         $ --        $ 4,430
                                     ======       =======                     ====        =======
Other charges (Note 6 -- Other
  Charges)........................   $   --       $24,780        376%                     $18,181
                                     ======       =======                     ====        =======
                                     $5,003       $29,807        244%         $ --        $22,611
                                     ======       =======                     ====        =======


                                    AS % OF    DEDUCTIONS
                                    YEAR END    FOR SALE     BALANCE AT
                                      AMT.     OF BUSINESS   END OF YEAR
                                    --------   -----------   -----------
                                         (ALL AMOUNTS IN THOUSANDS)
YEAR ENDED SEPTEMBER 30, 1999
Allowance for doubtful accounts
  and returns and allowances......                 $--         $ 4,938
                                                   ==          =======
                                       93%         $--         $ 4,938
                                                   ==          =======
YEAR ENDED SEPTEMBER 30, 2000
Allowance for doubtful accounts
  and returns and allowances......                 $--         $ 5,003
                                                   ==          =======
                                       85%         $--         $ 5,003
                                                   ==          =======
YEAR ENDED SEPTEMBER 30, 2001
Allowance for doubtful accounts
  and returns and allowances......     79%         $--         $ 5,600
                                                   ==          =======
Other charges (Note 6 -- Other
  Charges)........................    276%                     $ 6,599
                                                   ==          =======
                                      185%         $--         $12,199
                                                   ==          =======

---------------

(1) Allowance of $46,000 and $274,000 assumed upon acquisitions of entities in fiscal 2000 and 1999, respectively.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report on Form 10-K to be signed on its behalf by the undersigned, duly authorized, in Stamford, Connecticut, on December 28, 2001.

                                          GARTNER, INC.

                                          By:    /s/ MICHAEL D. FLEISHER
                                            ------------------------------------
                                                    Michael D. Fleisher
                                                Chairman of the Board, Chief
                                              Executive Officer and President

Date: December 28, 2001

                               POWER OF ATTORNEY

     Each person whose signature appears below appoints Michael D. Fleisher and Regina M. Paolillo and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in all capacities, to sign all amendments to this Report on Form 10-K, and to file the same, with appropriate exhibits and other related documents, with the Securities and Exchange Commission. Each of the undersigned, ratifies and confirms his or her signatures as they may be signed by his or her attorney-in-fact to any amendments to this Report.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                       NAME                                       TITLE                      DATE
                       ----                                       -----                      ----

             /s/ MICHAEL D. FLEISHER                  Director and Chairman of the     December 26, 2001
 ------------------------------------------------    Board, Chief Executive Officer
               Michael D. Fleisher                            and President
                                                      (Principal Executive Officer)


              /s/ REGINA M. PAOLILLO                    Executive Vice President       December 26, 2001
 ------------------------------------------------        Corporate Services and
                Regina M. Paolillo                       Chief Financial Officer
                                                        (Principal Financial and
                                                           Accounting Officer)


            /s/ ANNE SUTHERLAND FUCHS                           Director               December 26, 2001
 ------------------------------------------------
              Anne Sutherland Fuchs


               /s/ WILLIAM O. GRABE                             Director               December 26, 2001
 ------------------------------------------------
                 William O. Grabe


                /s/ MAX D. HOPPER                               Director               December 26, 2001
 ------------------------------------------------
                  Max D. Hopper

                       NAME                                       TITLE                      DATE
                       ----                                       -----                      ----


                /s/ GLENN HUTCHINS                              Director               December 26, 2001
 ------------------------------------------------
                  Glenn Hutchins


             /s/ STEPHEN G. PAGLIUCA                            Director               December 26, 2001
 ------------------------------------------------
               Stephen G. Pagliuca


                /s/ KENNETH ROMAN                               Director               December 26, 2001
 ------------------------------------------------
                  Kenneth Roman


                /s/ DAVID J. ROUX                               Director               December 26, 2001
 ------------------------------------------------
                  David J. Roux


               /s/ DENNIS G. SISCO                              Director               December 26, 2001
 ------------------------------------------------
                 Dennis G. Sisco


             /s/ MAYNARD G. WEBB, JR                            Director               December 26, 2001
 ------------------------------------------------
               Maynard G. Webb, Jr.