Form 10-Q
period 2001-12-31
GARTNER INC
filed 2002-02-13
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter Ended December 31, 2001

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

Registrant’s telephone number, including area code: (203) 316-1111

         Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X                      NO .

         The number of shares outstanding of the Registrant’s capital stock as of January 31, 2002 was 52,079,444 shares of Class A Common Stock and 32,547,828 shares of Class B Common Stock.

		Page
PART I	FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets at December 31, 2001 and September 30, 2001	3

	Condensed Consolidated Statements of Operations for the Three Months ended December 31, 2001 and 2000	4

	Condensed Consolidated Statements of Cash Flows for the Three Months ended December 31, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

PART II	OTHER INFORMATION

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K	25

PART I    FINANCIAL INFORMATION
Item 1. Financial Statements

GARTNER, INC.

Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	December 31,	September 30,
	2001	2001

Assets

Current assets:

Cash and cash equivalents	$27,431	$37,128

Marketable equity securities	75	3,250

Fees receivable, net	315,194	300,306

Deferred commissions	39,704	34,822

Prepaid expenses and other current assets	64,840	73,315

Total current assets	447,244	448,821

Property, equipment and leasehold improvements, net	94,540	100,288

Intangible assets, net	221,970	222,233

Other assets	65,652	67,660

Total assets	$829,406	$839,002

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:

Accounts payable and accrued liabilities	$161,579	$161,251

Deferred revenues	325,808	351,263

Short-term debt	—	15,000

Total current liabilities	487,387	527,514

Long-term convertible debt	331,138	326,200

Other liabilities	20,635	19,806

Commitments and contingencies

Stockholders’ equity (deficit):

Preferred stock	—	—

Common stock	59	59

Additional paid-in capital	347,986	342,216

Unearned compensation, net	(4,831)	(5,145)

Accumulated other comprehensive loss, net	(14,278)	(14,961)

Accumulated earnings	135,126	116,083

Treasury stock, at cost	(473,816)	(472,770)

Total stockholders’ equity (deficit)	(9,754)	(34,518)

Total liabilities and stockholders’ equity (deficit)	$829,406	$839,002

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three months ended
	December 31,

	2001	2000

Revenues:

Research	$129,474	$139,182

Consulting	53,542	49,663

Events	59,466	62,465

Other	4,724	4,305

Total revenues	247,206	255,615

Costs and expenses:

Cost of services and product development	113,640	122,832

Selling, general and administrative	89,193	91,801

Depreciation	9,924	7,515

Amortization of intangibles	502	3,287

Total costs and expenses	213,259	225,435

Operating income	33,947	30,180

Net gain on sale of investments	792	5,318

Net gain (loss) from minority-owned investments	79	(1,700)

Interest income	511	378

Interest expense	(5,604)	(5,511)

Other expense, net	(428)	(574)

Income from continuing operations before provision for income taxes	29,297	28,091

Provision for income taxes	10,254	10,394

Income from continuing operations	19,043	17,697

Loss from discontinued operation, net of taxes (See Note 4)	—	(13,800)

Net income	$19,043	$3,897

Basic income (loss) per common share:

Income from continuing operations	$0.23	$0.21

Loss from discontinued operation	—	(0.16)

	$0.23	$0.05

Net income

Diluted income (loss) per common share:

Income from continuing operations	$0.17	$0.20

Loss from discontinued operation	—	(0.16)

Net income	$0.17	$0.04

Weighted average shares outstanding:

Basic	83,883	86,048

Diluted	129,578	86,816

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three months ended
	December 31,

	2001	2000

Operating activities:

Net income	$19,043	$3,897

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Loss from discontinued operation	—	13,800

Depreciation and amortization of intangibles	10,426	10,802

Deferred compensation	300	198

Tax benefit associated with employee exercise of stock options	502	904

Provision for doubtful accounts	1,913	732

Deferred revenues	(23,310)	(35,722)

Deferred tax expense	822	765

Net (gain) on sale of investments	(792)	(5,318)

Net (gain) loss from minority-owned investments	(79)	1,700

Accretion of interest and amortization of debt issue costs	5,420	5,422

Changes in assets and liabilities, excluding effects of acquisitions and discontinued operation:

Increase in fees receivable	(18,048)	(10,775)

(Increase) decrease in deferred commissions	(4,940)	4,955

Decrease in prepaid expenses and other current assets	13,408	3,864

Decrease in other assets	1,424	4,509

Increase (decrease) in accounts payable and accrued liabilities	815	(33,460)

Cash provided by (used in) operating activities	6,904	(33,727)

Investing activities:

Payment for businesses acquired (excluding cash acquired)	(679)	(8,842)

Proceeds from sale of investments	—	8,604

Additions of property, equipment and leasehold improvements	(4,381)	(12,360)

Cash used in investing activities	(5,060)	(12,598)

Financing activities:

Proceeds from the exercise of stock options	5,283	641

Proceeds from Employee Stock Purchase Plan offering	3	—

Proceeds from issuance of debt	—	30,000

Payments on debt	(15,000)

Payments for debt issuance costs	—	(5,000)

Purchase of treasury stock	(1,047)	(3,002)

Cash (used in) provided by financing activities	(10,761)	22,639

Net decrease in cash and cash equivalents	(8,917)	(23,686)

Cash used by discontinued operation	—	(13,938)

Effects of exchange rates on cash and cash equivalents	(780)	246

Cash and cash equivalents, beginning of period	37,128	61,698

Cash and cash equivalents, end of period	$27,431	$24,320

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The fiscal year of Gartner, Inc. represents the period from October 1 through September 30. References to “the Company” are to Gartner, Inc. and its subsidiaries. All references to 2002 and 2001, unless otherwise indicated, are to the three months ended December 31, 2001 and 2000, respectively.

Note 2 – Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner, Inc. filed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management’s knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of continuing operations for the three months ended December 31, 2001 may not be indicative of the results of continuing operations for the remainder of fiscal 2002. In addition, certain reclassifications have been made to the prior year financial statements to conform to the current year’s presentation.

Note 3 – Business Combinations and Goodwill and Other Intangible Assets

On July 1, 2001 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” As a result, the purchase method of accounting will be used for all business combinations initiated after June 30, 2001. During the quarter ended December 31, 2001 the Company acquired a company that provides quantitative research content. The purchase price, net of cash received, was $0.7 million, of which $0.1 million was allocated to tangible assets, $0.6 million was allocated to goodwill, $0.1 million was allocated to non-compete agreements and $0.1 million was allocated to liabilities assumed.

Effective October 1, 2001, the beginning of its fiscal year, the Company adopted early SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminates goodwill amortization upon adoption and requires an initial assessment for goodwill impairment within six months after initial adoption and at least annually thereafter. Accordingly, no goodwill amortization was recognized in the first quarter of fiscal 2002. The Company expects to complete the transitional goodwill impairment assessment by the end of its second quarter which ends on March 31, 2002; accordingly, any impairment charge will be treated as a cumulative effect of a change in accounting principle in accordance with SFAS No. 142 in the second fiscal quarter of 2002.

The following table reconciles the prior period’s reported net income and earnings per share to its respective pro forma amount adjusted to exclude goodwill amortization, which is no longer recorded under SFAS No. 142.

In thousands, except per share	Three months ended December 31,

	2001	2000

Net income:

Reported net income	$19,043	$3,897

Add back: Goodwill amortization, net of taxes	—	2,255

Adjusted net income	$19,043	$6,152

Basic earnings per share:

Reported net income	$0.23	$0.05

Add back: Goodwill amortization, net of taxes	—	0.02

Adjusted net income	$0.23	$0.07

Diluted earnings per share:

Reported net income	$0.17	$0.04

Add back: Goodwill amortization, net of taxes	—	0.02

Adjusted net income	$0.17	$0.06

Included in the Company’s balance sheet as of December 31, 2001 are the following categories of acquired intangible assets (in thousands).

		Accumulated
	Gross cost	amortization	Net

Goodwill

Research	$150,160	$(29,751)	$120,410

Consulting	72,801	(8,742)	64,059

Events	33,441	(3,001)	30,440

Other	2,579	(497)	2,081

Total goodwill	258,981	(41,991)	$216,990

Intangible assets with finite lives

Non-compete agreements	12,603	(9,352)	3,251

Trademarks and tradenames	3,510	(1,781)	1,729

Total	$275,094	$(53,124)	$221,970

Amortization related to intangible assets with finite lives was $0.5 million for the three months ended December 31, 2001 and was $0.8 million for the three months ended December 31, 2000. In accordance with SFAS No. 142, the Company reassessed the useful lives of all other intangible assets. There were no changes to such lives and there are no expected residual values associated with these intangible assets. Non-compete agreements are amortized over the term of the individual contracts, generally two to four years, and trademarks and tradenames are amortized over a period of nine to twelve years.

Note 4 – Discontinued Operation

On July 2, 2001, the Company sold its subsidiary, TechRepublic, to CNET Networks, Inc. (“CNET”) for approximately $23.5 million in cash and common stock of CNET, before reduction for certain termination benefits. The proceeds were $14.3 million in cash and 755,058 shares of CNET common stock which had a fair market value of $12.21 per share on July 2, 2001. The consolidated financial statements have been restated to reflect the disposition of the TechRepublic segment as a discontinued operation in accordance with APB Opinion No. 30. Accordingly, revenues, costs and expenses and cash flows of TechRepublic have been excluded from the respective captions in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows, and have been reported through the date of disposition as “Loss from discontinued operation, net of taxes” and “Net cash used by discontinued operation.”

Summarized financial information for the discontinued operation is as follows (in thousands):

Statements of Operations Data

Three months ended
December 31, 2000

Revenues	$4,480

Loss from discontinued operation before income taxes	$(16,956)

(Benefit) for income taxes	(3,156)

Loss from discontinued operation, net of taxes	$(13,800)

Note 5 – Investments

A summary of the Company’s investments in marketable equity securities and other investments at December 31, 2001 and September 30, 2001, are as follows (in thousands):

At December 31, 2001:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Marketable equity securities	$56	$20	$(1)	$75

Other investments	15,187	—	—	15,187

Total	$15,243	$20	$(1)	$15,262

At September 30, 2001:

		Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value

Marketable equity securities	$5,287	$2	$(2,039)	$3,250

Other investments	15,248	—	—	15,248

Total	$20,535	$2	$(2,039)	$18,498

At September 30, 2001, marketable equity securities were comprised of 755,058 shares of CNET received in connection with the sale of TechRepublic which had a fair value of $12.21 per share, or $9.2 million on July 2, 2001, the closing date. Subsequent to the closing, the market value of the CNET shares declined substantially; accordingly, in the fourth quarter of fiscal 2001, the Company recorded a $3.9 million impairment charge in net loss from minority-owned investments, representing an other than temporary decline in market value of the CNET common stock. At September 30, 2001, these shares were reflected in the Condensed Consolidated Balance Sheet at their fair market value of $3.2 million after giving effect to an additional $2.0 million of unrealized losses. During the three months ended December 31, 2001,

747,208 shares of CNET were sold for $6.0 million at a per share price of $8.06 resulting in a pre-tax gain of $0.8 million. The cash proceeds were received in January 2002.

In addition to equity securities owned directly by the Company and through SI Ventures, L.L.C. (“SI I”), a wholly owned affiliate, the Company also owns 34% of SI Venture Fund II, L.P. (“SI II”). Both entities are venture capital funds engaged in making investments in early to mid-stage IT-based or Internet-enabled companies. Both entities are managed by SI Services Company, L.L.C., an entity controlled by the Company’s former Chairman of the Board, who continues as an employee of the Company, and certain of the Company’s former officers and employees. Management fees paid to SI Services Company, L.L.C. are approximately $1.2 million per year. In addition, the Company provides access to research and the use of certain office space at no cost to SI Services Company, L.L.C. The Company had a total original investment commitment to SI I and SI II of $10.0 million and $30.0 million, respectively. The commitment to SI I has been fully funded in prior years. Of the commitment to SI II, $7.4 million remained unfunded at December 31, 2001. This commitment is expected to be funded in fiscal 2002.

Other investments is comprised of investments in SI I, SI II and various cost-based investments. The carrying value of the Company’s investments held by SI I and SI II were $3.3 million and $7.2 million, respectively, at December 31, 2001. The carrying value of other cost-based investments was $4.7 million at December 31, 2001. The Company’s share of equity gains was $0.1 million for 2002 and was negligible for 2001. During 2001, the Company recognized a $1.7 million impairment loss related to equity securities owned through SI I for other than temporary declines in the value of certain investments which is reflected in “Net gain (loss) from minority-owned investments” in the Condensed Consolidated Statements of Operations. The Company made an assessment of the carrying value of its investments and determined that certain investments were in excess of their fair value due to the significance and duration of the decline in valuation of comparable companies operating in the Internet and technology sectors. The impairment factors the Company evaluated may change in subsequent periods, given that the entities underlying these investments operate in a volatile business environment. In addition, these entities may require additional financing to meet their cash and operational needs; however, there can be no assurance that such funds will be available to the extent needed, at terms acceptable to the entities, if at all. This could result in additional material non-cash impairment charges in the future.

Note 6 – Computations of Earnings per Share of Common Stock

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. When the exercise of stock options or conversion of debt is anti-dilutive, they are excluded from the calculation.

The following table sets forth the reconciliation of the basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three months ended December 31

	2001	2000

Basic income per share:

Income from continuing operations	$19,043	$17,697

Denominator for basic income per share–weighted average number of common shares	83,883	86,048

Basic income per common share from continuing operations	$0.23	$0.21

Diluted income per share:

Income from continuing operations	$19,043	$17,697

After-tax interest on convertible long-term debt	3,041	—

Income for purposes of computing diluted income per share	$22,084	$17,697

Weighted average number of common shares outstanding	83,883	86,048

Weighted average number of shares relating to convertible long-term debt outstanding	44,322	—

Weighted average number of option shares outstanding	1,373	768

Dilutive potential common shares	45,695	768

Denominator for diluted income per share–adjusted weighted average number of common shares outstanding	129,578	86,816

Diluted income per common share from continuing operations	$0.17	$0.20

For 2002 and 2001, unvested restricted stock awards were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For 2002, options to purchase 24.5 million shares of the Company’s Class A Common Stock with exercise prices greater than the average market price of $9.79 per share were not included in the computation of diluted income per share because the effect would have been anti-dilutive. For 2001, options to purchase 29.1 million shares of the Company’s Class A Common Stock with exercise prices greater than the average market price of $9.32 per share were not included in the computation of diluted income per share because the effect would have been anti-dilutive. Additionally, for the three months ended December 31, 2000, a convertible note outstanding issued to Silver Lake Partners, L.P. (“SLP”) and affiliates, representing approximately 19.7 million shares of Class A Common Stock, if converted, and the related interest expense of $4.8 million ($2.9 million after-tax), was not included in the computation of diluted earnings per share, because the effect would have been anti-dilutive.

Note 7 – Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity, except those resulting from investments by owners and distributions to owners. The components of comprehensive income (loss) for the three months ended December 31, 2001 and 2000 are as follows (in thousands).

	Three months ended
	December 31,

	2001	2000

Net income	$19,043	$3,897

Foreign currency translation gain (loss)	(655)	2,462

Change in unrealized holding gain (loss) on marketable securities	1,338	(10,339)

Comprehensive income (loss)	$19,726	$(3,980)

The balance of net unrealized holding gains at December 31, 2001 was $0.2 million.

Note 8 – Segment Information

The Company manages its business in three reportable segments organized on the basis of differences in products and services: research, consulting and events. Research consists primarily of subscription-based research products. Consulting consists primarily of consulting and measurement engagements and strategic advisory services. Events consists of various symposia, conferences and exhibitions.

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

The following tables present information about reportable segments (in thousands). The “Other” column includes certain revenues, corporate and other expenses (primarily selling, general and administrative) unallocated to reportable segments, and expenses allocated to operations that do not meet the segment reporting quantitative threshold. There are no inter-segment revenues:

Three months ended December 31, 2001	Research	Consulting	Events	Other	Consolidated

Revenues	$129,474	$53,542	$59,466	$4,724	$247,206

Gross contribution	$84,568	$14,027	$36,926	$2,774	$138,295

Corporate and other expenses				(104,348)	(104,348)

Net gain on sale of investments					792

Net gain from minority-owned investments					79

Interest income					511

Interest expense					(5,604)

Other expense, net					(428)

Income before provision for income taxes					$29,297

Three months ended December 31, 2000	Research	Consulting	Events	Other	Consolidated

Revenues	$139,182	$49,663	$62,465	$4,305	$255,615

Gross contribution	$91,250	$5,853	$35,626	$1,319	$134,048

Corporate and other expenses				(103,868)	(103,868)

Net gain on sale of investments					5,318

Net loss from minority-owned investments					(1,700)

Interest income					378

Interest expense					(5,511)

Other expense, net					(574)

Income before provision for income taxes					$28,091

Note 9 – Other Charges

During fiscal 2001, the Company recorded other charges of $46.6 million. Of these charges, $24.8 million were associated with a workforce reduction announced in April 2001. This workforce reduction has resulted in the elimination of 383 positions, or approximately 8% of the Company’s workforce. Approximately $14.3 million of the other charges were associated with the write-down of goodwill and other long-lived assets to net realizable value as a result of the Company’s decision to discontinue certain unprofitable products, and $7.5 million of the charge was associated primarily with the write-off of internally developed systems in connection with the launch of gartner.com and seat-based pricing. At December 31, 2001 and September 30, 2001, $2.9 million and $6.6 million, respectively, of the termination benefits relating to the workforce reduction remained to be paid. The remaining amounts will be paid primarily in the second and third quarters of fiscal 2002. The Company is funding these costs out of operating cash flows.

Note 10 – Subsequent Event

On January 22, 2002, the Company announced its plan to reduce fixed operating expenses through a reduction in facilities and through a workforce reduction. The Company expects to record a pre-tax charge of approximately $15.0 million in the second quarter of fiscal 2002 comprised of $10.0 million for lease termination expenses and $5.0 million for involuntary employee termination severance and benefits. The Company anticipates funding this charge out of operating cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “the Company,” “we,” “our,” and “us” are to Gartner, Inc. and its subsidiaries. All references to 2002 and 2001, unless otherwise indicated, are to the three months ended December 31, 2001 and 2000, respectively.

Forward-Looking Statements In addition to historical information, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Factors That May Affect Future Results,” “Euro Conversion,” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended September 30, 2001. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers also should review carefully any risk factors described in other reports filed by us with the Securities and Exchange Commission.

Results of Operations

Overall Results

TOTAL REVENUES decreased 3% in the first quarter of fiscal 2002 to $247.2 million compared to $255.6 million for the first quarter of fiscal 2001. The decrease in total revenues resulted from the decline in demand throughout the entire technology sector and the overall weakness in the general economy.

•	Research revenues decreased 7% in the first quarter of fiscal 2002 to $129.5 million compared to $139.2 million in the first quarter of fiscal 2001 and comprised 52% and 54% of total revenues in fiscal 2002 and 2001, respectively.

•	Consulting revenues increased 8% in the first quarter of fiscal 2002 to $53.5 million compared to $49.7 million in the first quarter of fiscal 2001 and comprised 22% and 19% of total revenues in fiscal 2002 and 2001, respectively.

•	Events revenues decreased 5% in the first quarter of fiscal 2002 to $59.5 million compared to $62.5 million in the first quarter of fiscal 2001 and comprised 24% of total revenues in both fiscal 2002 and 2001.

•	Other revenues, consisting principally of software licensing, increased 10% in the first quarter of fiscal 2002 to $4.7 million compared to $4.3 million in the first quarter of fiscal 2001.

COST OF SERVICES AND PRODUCT DEVELOPMENT decreased 7% to $113.6 million in the first quarter of fiscal 2002 from $122.8 million in the first quarter of fiscal 2001. The decrease in costs and expenses for the current quarter resulted from the continued emphasis on cost reductions, including the effects of the workforce reduction during fiscal 2001. Cost of services and product development are expected to continue to be favorably impacted as a result of our on-going initiatives, including facility and workforce reductions announced in January 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $2.6 million, or 3%, to $89.2 million in the first quarter of fiscal 2002 from $91.8 million in the first quarter of fiscal 2001. The decreases were primarily the result of sales cost reductions on increased leverage of our inside sales organization, fewer and more focused investments, outsourcing and other efforts to closely manage these expenses. Selling, general and administrative expenses are expected to continue to be favorably impacted as a result of our on-going initiatives, including facility and workforce reductions announced in January 2002.

OPERATING INCOME increased 12% to $33.9 million in the first quarter of fiscal 2002 from $30.2 million in the first quarter of fiscal 2001. The improvement in operating income was due mainly to overall margin improvement for our business segments and reductions in selling, general and administrative expenses. On January 22, 2002, we announced our plan to reduce fixed operating expenses through a reduction in facilities and through a workforce reduction. We expect to record a pre-tax charge of approximately $15.0 million in the second quarter of fiscal 2002 comprised of $10.0 million for lease termination expenses and $5.0 million for involuntary employee termination severance and benefits. We anticipate funding this charge out of operating cash flows. Savings associated with the charge are expected to be in the range of $9.0 to $11.0 million on an annualized basis.

DEPRECIATION EXPENSE for the first quarter of fiscal 2002 increased 32% to $9.9 million compared to $7.5 million for the first quarter of fiscal 2001. The increase was primarily due to fiscal 2001 capital spending, including internal use software development costs required to support business growth and the launch of the gartner.com web site in January 2001.

AMORTIZATION OF INTANGIBLES of $0.5 million for the first quarter of fiscal 2002 decreased from $3.3 million for the same period in fiscal 2001. The primary reason for the decrease was the early adoption of Statement of Financial Accounting Standards No. 142 – “Goodwill and Other Intangible Assets.” The standard eliminates goodwill amortization upon adoption and requires an initial assessment for goodwill impairment within six months of adoption and at least annually thereafter. As a result of adoption, diluted earnings per share for the first quarter improved by $0.02.

NET GAIN ON SALE OF INVESTMENTS in the first quarter of fiscal 2002 reflected the sale of 747,208 shares of CNET Networks, Inc. (“CNET”) for $6.0 million resulting in a pre-tax gain of $0.8 million. The cash was received in January 2002. During the three months ended December 31, 2000, we sold 361,000 shares of Jupiter Media Metrix for net cash proceeds of $4.0 million for a pre-tax gain of $1.5 million. In addition, we received additional stock distributions from our investment in SI I and SI II. During the three months ended December 31, 2000, we sold a portion of the shares received as distributions for cash proceeds of $4.6 million for a pre-tax gain of $3.8 million.

NET GAIN (LOSS) FROM MINORITY-OWNED INVESTMENTS were a gain of $0.1 million for the three months ended December 31, 2001 and a loss of $1.7 million for the three months ended December 31, 2000. The loss for last year was the result of impairment losses related to equity securities owned by us through SI I.

INTEREST EXPENSE increased slightly to $5.6 million in the first quarter of fiscal 2002 from $5.5 million in the first quarter of fiscal 2001. The increase related primarily to higher amounts outstanding under our long-term convertible debt due to the addition of interest to the principal balance.

OTHER EXPENSE, NET primarily includes foreign currency exchange gains and losses. Foreign currency exchange losses were $0.6 million for the three months ended December 31, 2001 and 2000.

PROVISION FOR INCOME TAXES was $10.3 million in the first quarter of fiscal 2002, compared to a provision of $10.4 million in the same quarter of fiscal 2001. The effective tax rate was 35% for the three months ended December 31, 2001 and 37% for the three months ended December 31, 2000. The reduction in the effective tax rate reflects on-going tax planning and the elimination of non-deductible amortization of goodwill pursuant to the adoption of SFAS No. 142.

DILUTED EARNINGS PER COMMON SHARE from continuing operations was 17 cents for the first quarter of fiscal 2002, compared to 20 cents for the first quarter of fiscal 2001. Basic earnings per common share from continuing operations for the three months ended December 31, 2001 was 23 cents compared to 21 cents for the first quarter of fiscal 2001. Total diluted earnings per common share was 17 cents for the first quarter of fiscal 2002 compared with 4 cents for the first quarter of fiscal 2001. The year ago quarter included a fully diluted loss from discontinued operations of 16 cents per common share. The elimination of goodwill amortization in accordance with the adoption of SFAS No. 142 improved basic and diluted earnings per share from continuing operations by 2 cents for the first quarter of fiscal 2002 as compared to a year ago.

Discontinued Operation – TechRepublic

On July 2, 2001, we sold our subsidiary, TechRepublic, to CNET for approximately $23.0 million in cash and common stock of CNET, before reduction for certain termination benefits. The proceeds were $14.3 million in cash and 755,058 shares of CNET common stock which had a fair market value of $12.21 per share on July 2, 2001. Our consolidated financial statements have been restated to reflect the disposition of the TechRepublic segment as a discontinued operation in accordance with APB Opinion No. 30. Accordingly, revenues, costs and expenses and cash flows of TechRepublic have been excluded from the respective captions in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows, and have been reported through the date of disposition as “Loss from discontinued operation, net of taxes” and “Net cash used by discontinued operation” for all periods presented.

BUSINESS AND TRENDS

Historically, research revenues have typically increased in the first quarter of the fiscal year over the immediately preceding quarter primarily due to the increase in contract value at the end of the prior fiscal year. Historically, events revenues have increased similarly due to annual conferences and exhibition events held in the first quarter. Additionally, operating income margin (operating income as a percentage of total revenues) has typically improved in the first quarter of the fiscal year over the immediately preceding quarter due to the increase in research revenue upon which we were able to further leverage our selling, general and administrative expenses, plus operating income generated from the first quarter Symposium and ITxpo exhibition events. Although operating income margins historically have generally not been as high in the remaining quarters, the full year impact of acquisitions and strategic initiatives and other factors may result in operating margin trends in the future that are not comparable to historical trends.

Research contracts are generally billable upon signing and are non-cancelable and non-refundable, except for government contracts which have a 30-day cancellation clause. Government contracts have not produced material cancellations to date. With the exception of those government contracts which permit cancellation, it is our policy to record at the time of signing a contract the entire amount of the contract billable as a fee receivable, which represents a legally enforceable claim, and a corresponding amount as deferred revenue. For government contracts which permit cancellation, we bill the client the full amount billable under the contract but only record a receivable equal to the earned portion of the contract. In addition, we only record deferred revenue on these contracts when cash is received. Deferred revenues attributable to government contracts were $24.9 million and $24.5 million at December 31, 2001 and September 30, 2001, respectively. In addition, at December 31, 2001 and September 30, 2001, we had billed but not yet collected $11.5 million and $13.3 million, respectively, on government contracts which permit cancellation. Accordingly, we have not recorded the receivable and associated deferred revenue for these contracts. We record the commission obligation related to research contracts upon the signing of the contract and amortize the corresponding deferred commission expense over the contract period in which the related revenues are earned.

SEGMENT RESULTS

We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain selling, general and administrative expenses, depreciation, amortization of intangibles and other charges.

Research

Research revenues decreased 7% to $129.5 million for the three months ended December 31, 2001, compared to $139.2 million for the three months ended December 31, 2000. The decrease was due to lower demand throughout the entire technology sector and to the overall weakness in the general economy. Research gross contribution of $84.6 million for the three months ended December 31, 2001, decreased 7% from $91.3 million for the three months ended December 31, 2000. The decrease in gross contribution reflects our investments in growth initiatives such as GartnerG2, a new research service designed specifically for business executives, and Gartner Executive Programs, a concierge-quality service and personalized programs for senior IT executives. Gross contribution margin for the quarter ended December 31, 2001 decreased slightly to 65% from 66% in the prior year. Research contract value, which consists of the annualized value of all subscription-based research products with ratable revenue recognition, was $533.7 million at December 31, 2001, a decrease of 8% from $578.4 million at December 31, 2000. The decrease in contract value reflects a decline in demand throughout the entire technology sector as well as overall weakness in the general economy.

Consulting

Consulting revenues increased 8% to $53.5 million for the three months ended December 31, 2001, compared to $49.7 million for the three months ended December 31, 2000. While the total number of active engagements was about the same as last year, increases in average project size and length resulted in higher revenues. Consulting gross contribution of $14.0 million for the first quarter of fiscal 2002 increased 137% from $5.9 million for the first quarter of fiscal 2001. Gross contribution margin for the first quarter of fiscal 2002 increased to 26% from 12% for the same period in the prior year. Consulting gross contribution and margin increased over the same period of the prior year due primarily to the increase in utilization rates and reductions in spending. Consulting backlog, which represents future revenues to be recognized from in-process consulting, measurement and strategic advisory services engagements increased 15% to $120.5 million at December 31, 2001 compared to $104.4 million at December 31, 2000.

Events

Events revenues decreased 5% to $59.5 million for the three months ended December 31, 2001, compared to $62.5 million for the three months ended December 31, 2000, primarily due to a general decline in the economy and a reluctance to travel on the part of many individuals. Gross contribution of $36.9 million for the three months ended December 31, 2001 increased 4% from $35.6 million for the three months ended December 31, 2000. Gross contribution margin for the first quarter of fiscal 2002 of 62% increased from 57% for the first quarter of fiscal 2001. The improvement in gross contribution and margin was due primarily to cost saving measures and higher net prices. Deferred revenue for events decreased 9% to $34.3 million at December 31, 2001 as compared to $37.8 million at December 31, 2000.

Liquidity and Capital Resources

Cash provided by operating activities totaled $6.9 million for the three months ended December 31, 2001, compared to cash used in operating activities of $33.7 million for the three months ended December 31, 2000. The net improvement of $40.6 million was due primarily to changes in balance sheet accounts, particularly accounts payable and accrued liabilities, which were favorably impacted by our ongoing cost reductions. Cash used in investing activities was $5.1 million for the three months ended December 31, 2001, compared to $12.6 million for the three months ended December 31, 2000. The decrease was due primarily to lower amounts spent on capital expenditures and business acquisitions in the current quarter. Cash used in financing activities totaled $10.8 million for the three months ended December 31, 2001 compared to cash provided by financing activities of $22.6 million for the three months ended December 31, 2000. The change in cash provided by financing activities resulted primarily from the $15.0 million used in the current quarter for the payment of short-term debt versus the $30.0 million provided last year from short-term borrowings. The effect of exchange rates reduced reported cash and cash equivalent balances by $0.8 million for the three months ended December 31, 2001, compared to an increase of $0.2 million for the three months ended December 31, 2000. Total cash used by discontinued operations was $13.9 million for the three months ended December 31, 2000. At December 31, 2001, cash and cash equivalents totaled $27.4 million.

Obligations and commitments

We have a $200.0 million unsecured senior revolving credit facility led by JPMorgan Chase Bank. At December 31, 2001, there were no amounts outstanding under the facility. We are subject to certain customary affirmative, negative and financial covenants under this credit facility, and continued compliance with these covenants could preclude us from borrowing the maximum amount of the credit facilities. As a result of these covenants, our borrowing availability at December 31, 2001 was $148.5 million.

As of December 31, 2001, we have convertible notes outstanding with Silver Lake Partners, L.P. and affiliates (“SLP”), in the amount of $331.1 million. These notes are due and payable on April 17, 2005. On or after April 17, 2003, subject to satisfaction of certain customary conditions, we may redeem all of the convertible notes for cash provided that (1) the average closing price of our Class A Common Stock for the twenty consecutive trading days immediately preceding the date the redemption notice is given equals or exceeds $11.175 (150% of the adjusted conversion price of $7.45 per share), and (2) the closing price of our Class A Common Stock on the trading day immediately preceding the date the redemption notice is given also equals or exceeds $11.175. The redemption price is the face amount of the notes plus all accrued interest. If we initiate the redemption, SLP has the option of receiving payment in cash, stock (at a conversion price of $7.45 per share), or a combination of cash and stock. Commencing on April 18, 2003, or prior thereto in certain circumstances upon a change in control of us, SLP may elect to convert all or a portion of the notes to stock. If SLP initiates the conversion, we have the option of redeeming all such notes for cash at a price based on the number of shares into which the notes would be converted (at a conversion price of $7.45 per share) and the market price on the date the notice of conversion is given. If we were to redeem all of the notes for cash in response to SLP’s election to convert the notes to our Class A Common Stock, we would incur a significant cash charge at the time of the redemption equal to the difference between the market value of our Class A Common Stock at the time of redemption and the conversion price of $7.45 per share. At December 31, 2001, the notes were convertible into 44.5 million shares with a total market value of $520.7 million, using our December 31, 2001 market price of $11.69 per share. On the maturity date, April 17, 2005, we must satisfy any remaining notes for cash equal to the face amount of the notes plus accrued interest; if none of the notes have been redeemed or converted on that date, such amount will be $403.2 million.

We also issue letters of credit in the ordinary course of business. As of December 31, 2001, we had letters of credit outstanding with JPMorgan Chase Bank for $3.6 million, The Bank of New York for $2.0 million and Safeco Insurance Company of America for $0.3 million.

We lease various facilities, furniture and computer equipment under operating lease arrangements expiring between 2002 and 2036. Future commitments under non-cancellable operating lease agreements are $21 million for January 1, 2002 through September 30, 2002, and are $24 million, $22 million, $19 million and $16 million for fiscal 2003, 2004, 2005 and 2006, respectively.

At December 31, 2001, we had involuntary employee termination severance and benefit obligations remaining relative to our 2001 workforce reduction of $2.9 million, which we anticipate paying primarily in the second and third quarters of fiscal 2002.

On January 22, 2002, we announced our plan to reduce fixed operating expenses through a reduction in facilities and through a workforce reduction. We expect to record a pre-tax charge of approximately $15 million in the second quarter of fiscal 2002. The expected facility charges of $10 million will be paid over the next several years in accordance with the lease terms. The termination severance payments of $5 million will be primarily made over the course of fiscal 2002.

We have a total remaining investment commitment to the SI II Venture Fund, II, L.P. of $7.4 million at December 31, 2001. This remaining commitment is expected to be funded in fiscal 2002.

We believe that our current cash balances, together with cash anticipated to be provided by operating activities, the sale of marketable equity securities, and borrowings available under the existing credit facility, will be sufficient for our expected short-term and foreseeable long-term cash needs in the ordinary course of business. If we were to require substantial amounts of additional capital to pursue business opportunities that may arise involving substantial investments of additional capital, there can be no assurances that such capital will be available to us or will be available on commercially reasonable terms.

Proposed Merger of our Class A and Class B Common Stock

On January 10, 2002, we announced that we would not proceed with our plan to convert shares of our Class B Common Stock into shares of our Class A Common Stock. The decision was made after the IRS declined to rule either favorably or unfavorably on the potential tax liability of the proposed combination to IMS Health and its stockholders for which we assumed the risk. Alternatives for tax indemnity insurance were deemed cost-prohibitive and not in our stockholders’ best interests under current conditions.

Stock Repurchase Program

During the three months ended December 31, 2001, pursuant to the previously announced stock repurchase program, we purchased 94,400 shares of our Class A Common Stock in the open market at an average price of $11.09 and a total cost of $1.0 million. Through December 31, 2001, we have repurchased approximately $24 million of our common stock out of the $75 million approved for a stock repurchase program.

Factors That May Affect Future Performance.

We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. In addition, our clients and we are affected by the condition of the general economy. The following section discusses many, but not all, of these risks and uncertainties.

General Economic Conditions. Our revenues and results of operations are influenced by general economic conditions. A general economic downturn or a recession, anywhere in the world, could negatively effect demand for our products and services and may substantially reduce existing and potential client information technology-related budgets. The current economic downturn in the United States and globally may materially and adversely affect our business, financial condition and results of operations, including the ability to achieve continued customer renewals and achieve new contract value, backlog and deferred events revenue. The recent less favorable economic conditions and the September 11th terrorist attacks, which occurred three weeks before the 2001 fiscal year end, have led to constrained IT spending impacting our overall business and some unwillingness on the part of clients to travel, thereby impacting our events business.

Competitive Environment. We face competition from a significant number of independent providers of information products and services, and the internal marketing and planning organizations of our current and prospective clients. We also compete indirectly against consulting firms and other information providers, including electronic and print media companies. These indirect competitors could choose to compete directly with us in the future. In addition, limited barriers to entry exist in the markets in which we compete. As a result, additional new competitors may emerge and existing competitors may start to provide additional or complementary services. Additionally, technological advances may provide increased competition from a variety of sources. Although our market share has been increasing, increased competition may result in loss of market share, diminished value in our products and services, reduced pricing and increased marketing expenditures. We may not be successful if we cannot compete effectively on quality of research and analysis, timely delivery of information, customer service, the ability to offer products to meet changing market needs for information and analysis, or price.

Hiring and Retention of Employees. Our success depends heavily upon the quality of our senior management, sales personnel, analysts, consultants and other key personnel. We face competition for these qualified professionals from, among others, technology companies, market research firms, consulting firms, and electronic and print media companies. Some of the personnel that we attempt to hire are subject to non-competition agreements that could impede our short-term recruitment efforts. Any failure to retain key personnel or hire additional qualified personnel, as required to support the evolving needs of clients or growth in our business, could adversely affect the quality of our products and services, and therefore, our future business and operating results.

Maintenance of Existing Products and Services. We operate in a rapidly evolving market, and our success depends upon our ability to deliver high quality and timely research and analysis to our clients and to anticipate and understand the changing needs of our clients. Any failure to continue to provide credible and reliable information that is useful to our clients could have a material adverse effect on future business and operating results. Further, if our predictions prove to be wrong or are not substantiated by appropriate research, our reputation may suffer and demand for our products and services may decline. In addition, we must continue to improve our methods for delivering our products and services. Failure to increase and improve our Internet capabilities could adversely affect our future business and operating results.

Introduction of New Products and Services. The market for our products and services are characterized by rapidly changing needs for information and analysis. To maintain our competitive position, we must continue to enhance and improve our products and services, develop or acquire new products and services in a timely manner, and appropriately position and price new products and services relative to the market place and our costs of producing them. Any failure to successfully do so could have a material adverse effect on our business, results of operations or financial position.

International Operations. A substantial portion of our revenues are derived from international sales. As a result, our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of exchange rate fluctuations and tariffs, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, different or overlapping tax structures, higher levels of United States taxation on foreign income, and the difficulty of enforcing client agreements and protecting intellectual property rights in international jurisdictions. Additionally, we rely on local distributors or sales agents in some international locations. If any of these arrangements are terminated, we may not be able to replace the arrangement on beneficial terms or on a timely basis or clients of the local distributor or sales agent may not want to continue to do business with us or our new agent.

Branding. We believe that our Gartner brand is critical to our efforts to attract and retain clients and that the importance of brand recognition will increase as competition increases. We may expand our marketing activities to promote and strengthen the Gartner brand and may need to increase our marketing budget, hire additional marketing and public relations personnel, expend additional sums to protect the brand and otherwise increase expenditures to create and maintain brand loyalty among clients. If we fail to effectively promote and maintain the Gartner brand, or incur excessive expenses in attempting to do so, our future business and operating results could be materially and adversely impacted.

Investment Activities. We maintain investments in equity securities in private and publicly traded companies through direct ownership and through wholly and partially owned venture capital funds. The companies we invest in are primarily early to mid-stage IT-based and Internet-enabled businesses. The risks related to such investments, due to their nature and the volatile public markets, include the possibilities that anticipated returns may not materialize or could be significantly delayed. In addition, these entities may require additional financing to meet their cash and operational needs; however, there can be no assurance that such funds will be available to the extent needed, at terms acceptable to the entities, if at all. As a result, our financial results or financial position could be materially impacted.

Indebtedness. Through our $331 million convertible notes we have incurred significant indebtedness. Additionally, we have a senior revolving credit facility under which we can incur significant additional indebtedness. The associated debt service could impair future operating results. Further, the outstanding debt could limit the amount of cash or additional credit available to us, which in turn could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue business opportunities that may arise in the future and involve substantial investments of additional capital. Although we have the right to redeem the convertible notes in certain circumstances, there can be no assurance that we will be able to obtain sufficient capital on a commercially reasonable basis, or at all, in order to fund a redemption; even if we were able to obtain sufficient capital, it could materially adversely impact our future business and operating results. On the maturity date, April 17, 2005, we must satisfy any remaining notes for cash equal to the face amount of the notes plus accrued interest; if none of the notes have been redeemed or converted on that date, such amount will be $403.2 million. The payment of this amount could materially adversely impact our future business and operating results.

Convertible Notes. Commencing on April 18, 2003, or prior thereto in certain circumstances upon a change in control of us, the holders of our $331 million convertible notes may elect to convert all or a portion of the notes to shares of our Class A Common Stock. If all or a substantial portion of the notes are converted, the note holders will own a substantial number of shares of our Class A Common Stock. At December 31, 2001, all the notes were convertible into 44.5 million shares, or 34.6% of our Class A Common Stock that would then be outstanding, based upon the conversion price of $7.45 per share. We may redeem the notes if the holders elect to convert them (see “Obligations and commitments”). If we do not redeem the notes and all or a substantial portion of the notes are converted, our stockholders may experience significant dilution of their current stockholdings, the holders may be able to exercise significant control over us and the price of our Common stock may be affected negatively if such shares of our Common Stock are sold in the open market.

Organizational and Product Integration Related to Acquisitions. We have made and may continue to make acquisitions of, or significant investments in, businesses that offer complementary products and services. The risks involved in each acquisition or investment include the possibility of paying more than the value we derive from the acquisition, diluting the interests of our current stockholders or decreasing working capital, the assumption of undisclosed liabilities and unknown and unforeseen risks, the ability to integrate successfully the operations and personnel of the acquired business, the ability to retain key personnel of the acquired company, the time to train the sales force to market and sell the products of the acquired company, the potential disruption of our ongoing business and the distraction of management from our business. The realization of any of these risks could adversely affect our business.

Enforcement of the Company’s Intellectual Rights. We rely on a combination of copyright, patent, trademark, trade secrets, confidentiality, non-compete and other contractual procedures to protect our intellectual property rights. Despite our efforts to protect our intellectual property rights, it may be possible for unauthorized third parties to obtain and use technology or other information that we regard as proprietary. In addition, our intellectual property rights may not survive a legal challenge to their validity or provide significant protection for us. Furthermore, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Accordingly, we may not be able to protect our intellectual property against unauthorized third-party copying or use, which could adversely affect our competitive position. Our employees are subject to non-compete agreements. When the non-competition period expires, former employees can decide to compete against us. Further, if a former employee chooses to compete against us prior to the expiration of the non-competition period, there is no assurance that we will be successful in our efforts to enforce the non-compete provision.

Agreements with IMS Health Incorporated. In connection with our recapitalization in July 1999, we agreed to certain restrictions on business activity to reduce the risk to IMS Health and its stockholders of substantial tax liabilities associated with the spin-off by IMS Health of its equity interest in us. We also agreed to assume the risk of such tax liabilities if we were to undertake certain business activities that give rise to the liabilities. As a result, we may be limited in our ability to undertake acquisitions involving the issuance of a significant amount of stock unless we were to seek and obtain a ruling from the IRS that the transaction will not give rise to such tax liabilities. In addition, we have certain limits in purchasing our common stock under the terms of the recapitalization.

Possibility of Infringement Claims. Third parties may assert infringement claims against us. Regardless of the merits, responding to any such claim could be time consuming, result in costly litigation and require us to enter into royalty and licensing agreements which may not be offered or available on reasonable terms. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations or financial position could be materially adversely affected.

Potential Fluctuations in Operating Results. Our quarterly and annual operating income may fluctuate in the future as a result of many factors, including the timing of the execution of research contracts, the performance of consulting engagements, the timing of symposia and other events, the amount of new business generated, the mix of domestic and international business, changes in market demand for our products and services, the timing of the development, introduction and marketing of new products and services, and competition in the industry. An inability to generate sufficient earnings and cash flow, and achieve our forecasts, may impact our operating and other activities.

Euro Conversion

Twelve of the fifteen member countries of the European Union previously established fixed conversion rates between their sovereign currencies and a new currency called the “euro” and adopted the euro as their common legal currency. Effective January 1, 2002, participating countries adopted the euro as their single currency. The participating countries issued new euro-denominated bills and coins for use in cash transactions. Legacy currency will no longer be legal tender for any transactions beginning July 1, 2002, making conversion to the euro complete. We do not believe that the translation of financial transactions into euros has had, or will have, a significant effect on our results of operations, liquidity or financial condition. Additionally, we do not anticipate any material impact from the euro conversion on our financial information systems, which accommodate multiple currencies. Costs associated with the adoption of the euro have not been and are not expected to be significant and are being expensed as incurred.

Recently Issued Accounting Standards

Effective October 1, 2001, the beginning of our fiscal year, we adopted early Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets.” SFAS No. 142 eliminates goodwill amortization upon adoption and requires an initial assessment for goodwill impairment within six months after initial adoption and at least annually thereafter. Accordingly, no goodwill amortization was recognized in the first quarter of fiscal 2002 (see Note 3 – “Business Combinations” and “Goodwill and Other Intangible Assets” in the Notes to the Condensed Consolidated Financial Statements).

In November 2001, the Emerging Issues Task Force reached a consensus on Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of Pocket’ Expenses Incurred.” The consensus states that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statements of operations. Out-of-pocket expenses are incidental expenses incurred as part of central on-going operations and often include, but are not limited to, expenses related to airfare, mileage, hotel stays, out of town meals, photocopies and telecommunication and facsimile charges. This consensus is to be applied to financial reporting periods beginning after December 15, 2001 with reclassification of prior periods for comparability. We will adopt the consensus beginning with the second quarter of our fiscal year which began on January 1, 2002. We do not expect the impact of this adoption to be significant but, we do expect a reclassification of certain reimbursable expenses to revenues from costs and expenses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to borrowing under long-term debt which consists of a $200.0 million multi-bank unsecured senior revolving credit facility led by JPMorgan Chase Bank and $331.1 million of 6% convertible subordinated notes. At December 31, 2001, there were no amounts outstanding under the revolving credit facility. Under the revolving credit facility, the interest rate on borrowings is based on LIBOR plus an additional 100 to 200 basis points based on our debt to EBITDA ratio. We believe that an increase or decrease of 10% in the effective interest rate on available borrowings from the senior revolving credit facility, if fully utilized, will not have a material effect on future results of operations. The conversion price of the convertible notes, which have a fixed interest rate, is $7.45 per share. The number of shares of Class A Common Stock issuable upon conversion of the notes on December 31, 2001 was 44.5 million shares with a total market value of $520.7 million, using our December 31, 2001 market price of $11.69 per share. Commencing on April 17, 2003, or prior thereto in certain circumstances upon a change in control of us, the note holder can convert the notes into shares of Class A Common Stock. Although we have the right to redeem the notes in certain circumstances, including after a conversion election, there can be no assurance that we will be able to obtain sufficient capital on a commercially reasonable basis, or at all, to fund a redemption.

We are exposed to market risk as it relates to changes in the market value of equity investments. We invest in equity securities of public and private companies directly and through SI I and SI II. We own 100% of SI I and 34% of SI II. SI I and SI II are engaged in making venture capital investments in early to mid-stage IT-based or Internet-enabled companies (see Note 5 – “Investments” in the Notes to the Condensed Consolidated Financial Statements). As of December 31, 2001, we had equity investments totaling $15.3 million. These investments are inherently risky as the businesses are typically in early development stages and may never develop. Furthermore, certain of these investments are in publicly traded companies whose shares are subject to significant market price volatility. Adverse changes in market conditions and poor operating results of the underlying investments may result in us incurring additional losses or an inability to recover the carrying value of our investments. We do not attempt to reduce or eliminate the market exposure on our investments in equity securities and may incur additional losses related to these investments. If there were a 100% adverse change in the value of our equity portfolio as of December 31, 2001, this would result in a non-cash impairment charge of $15.3 million.

We face two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the stockholders’ equity (deficit) section of the Condensed Consolidated Balance Sheets. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the United States dollar. Since the functional currency of our foreign operations is generally the local currency, foreign currency translation adjustments are reflected as a component of stockholders’ equity (deficit) and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in results of operations. The devaluation of the peso in Argentina by approximately 30% as of December 31, 2001 is not expected to have any significant impact on us due to the relatively small investment we have there relative to the entire company. We have generally not entered into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. At December 31, 2001, we had only one foreign currency forward contract outstanding. The contract requires us to sell U.S. dollars and purchase Japanese yen. The contract amount is $1.0 million, is for a one-year term expiring on September 25, 2002, and contains a forward exchange rate of 114.26 Japanese yen. The foreign currency forward contract was entered into to offset the foreign exchange effects of our Japanese yen intercompany payable, which had a value at December 31, 2001 of $0.9 million. The forward contract and the intercompany payable are each reflected at fair value with gains and losses recorded currently in earnings.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.16 Employment Agreement between Steven Tait and the Company dated as of June 15, 2001.

(b)	Reports on Form 8-K

We did not file any reports on Form 8-K during the fiscal quarter ended December 31, 2001.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on our behalf by the undersigned who is duly authorized.

Gartner, Inc.

Date February 13, 2002	/s/ Regina M. Paolillo

Regina M. Paolillo Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)