Form 10-Q
period 2002-03-31
GARTNER INC
filed 2002-05-14
CIK 749251

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934.

                         FOR THE QUARTER ENDED MARCH 31, 2002

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X    NO    .
                                              ---      ---

         The number of shares outstanding of the Registrant's capital stock as of April 30, 2002 was 52,536,632 shares of Class A Common Stock and 31,912,528 shares of Class B Common Stock.

                                TABLE OF CONTENTS


PART I         FINANCIAL INFORMATION

                                                                                    Page
                                                                                    ----
     ITEM 1:   FINANCIAL STATEMENTS

               Condensed Consolidated Balance Sheets at March 31, 2002 and
                 September 30, 2001                                                   3

               Condensed Consolidated Statements of Operations for the
                 Three and Six Months ended March 31, 2002 and 2001                   4

               Condensed Consolidated Statements of Cash Flows for the
                 Six Months ended March 31, 2002 and 2001                             5

               Notes to Condensed Consolidated Financial Statements                   6

     ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    14

     ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK                                                         27

PART II        OTHER INFORMATION

     ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   29

     ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K                                      29

PART I         FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

                                                   GARTNER, INC.

                                       Condensed Consolidated Balance Sheets
                                             (Unaudited, in thousands)

                                                              March 31, 2002  September 30, 2001
                                                              --------------  ------------------
ASSETS
Current assets:
Cash and cash
    Cash and cash equivalents                                    $  78,780       $  37,128
    Marketable equity securities                                        47           3,250
    Fees receivable, net                                           291,597         300,306
    Deferred commissions                                            35,366          34,822
    Prepaid expenses and other current assets                       41,681          73,315
                                                                 ---------       ---------
       Total current assets                                        447,471         448,821

Property, equipment and leasehold improvements, net                 86,366         100,288
Intangible assets, net                                             218,658         222,233
Other assets                                                        65,250          67,660
                                                                 ---------       ---------
       Total assets                                              $ 817,745       $ 839,002
                                                                 =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable and accrued liabilities                     $ 140,653       $ 161,251
    Deferred revenues                                              332,917         351,263
    Short-term debt                                                     --          15,000
                                                                 ---------       ---------
       Total current liabilities                                   473,570         527,514
                                                                 ---------       ---------

Long-term convertible debt                                         336,102         326,200
Other liabilities                                                   21,202          19,806

Commitments and contingencies

Stockholders' equity (deficit):
    Preferred stock                                                     --              --
    Common stock                                                        60              59
    Additional paid-in capital                                     362,353         342,216

    Unearned compensation, net                                      (4,499)         (5,145)
    Accumulated other comprehensive loss, net                      (16,397)        (14,961)
    Accumulated earnings                                           130,810         116,083
    Treasury stock, at cost                                       (485,456)       (472,770)
                                                                 ---------       ---------
       Total stockholders' equity (deficit)                        (13,129)        (34,518)
                                                                 ---------       ---------
       Total liabilities and stockholders' equity (deficit)      $ 817,745       $ 839,002
                                                                 =========       =========

 See the accompanying notes to the condensed consolidated financial statements.

                                  GARTNER, INC.
                 Condensed Consolidated Statements of Operations
                (Unaudited, in thousands, except per share data)

                                                                    Three months ended               Six months ended
                                                                          March 31,                      March 31,
                                                                 -------------------------       -------------------------
                                                                    2002           2001            2002             2001
                                                                 ---------       ---------       ---------       ---------
Revenues:
   Research                                                      $ 122,735       $ 132,745       $ 252,209       $ 271,927
   Consulting                                                       65,893          71,349         121,624         123,176
   Events                                                            9,100          17,370          68,566          79,835
   Other                                                             3,367           5,812           8,091          10,117
                                                                 ---------       ---------       ---------       ---------
           Total revenues                                          201,095         227,276         450,490         485,055
                                                                 ---------       ---------       ---------       ---------
Costs and expenses:
   Cost of services and product development                         88,341         111,656         204,170         236,652
   Selling, general and administrative                              86,032          93,808         175,225         185,609
   Depreciation                                                     10,344          10,599          20,268          18,114
   Amortization of intangibles                                         503           3,192           1,005           6,479
   Other charges                                                    17,246              --          17,246              --
                                                                 ---------       ---------       ---------       ---------
           Total costs and expenses                                202,466         219,255         417,914         446,854
                                                                 ---------       ---------       ---------       ---------

                                                                    (1,371)          8,021          32,576          38,201
Operating income (loss)

Net gain (loss) on sale of investments                                  --            (507)            792           4,811
Net gain (loss) from minority-owned investments                         78          (3,373)            157          (5,073)
Interest income                                                        300             550             811             928
Interest expense                                                    (5,631)         (5,861)        (11,235)        (11,372)
Other expense, net                                                     (16)         (1,024)           (444)         (1,598)
                                                                 ---------       ---------       ---------       ---------
Income (loss) from continuing operations before provision
  (benefit) for income taxes                                        (6,640)         (2,194)         22,657          25,897
Provision (benefit) for income taxes                                (2,324)           (812)          7,930           9,582
                                                                 ---------       ---------       ---------       ---------
Income (loss) from continuing operations                            (4,316)         (1,382)         14,727          16,315

Loss from discontinued operation, net of taxes (See Note 5)             --         (52,198)             --         (65,998)
                                                                 ---------       ---------       ---------       ---------
Net income (loss)                                                $  (4,316)      $ (53,580)      $  14,727       $ (49,683)
                                                                 =========       =========       =========       =========

Basic income (loss) per common share:
   Income (loss) from continuing operations                      $   (0.05)      $   (0.02)      $    0.17       $    0.19
   Loss from discontinued operation                                     --           (0.60)             --           (0.76)
                                                                 ---------       ---------       ---------       ---------
           Net income (loss)                                     $   (0.05)      $   (0.62)      $    0.17       $   (0.58)
                                                                 =========       =========       =========       =========
Diluted income (loss) per common share:
   Income (loss) from continuing operations                      $   (0.05)      $   (0.02)      $    0.16       $    0.19
   Loss from discontinued operation                                     --           (0.60)             --           (0.76)
                                                                 ---------       ---------       ---------       ---------
           Net income (loss)                                     $   (0.05)      $   (0.62)      $    0.16       $   (0.57)
                                                                 =========       =========       =========       =========

Weighted average shares outstanding:
            Basic                                                   84,613          86,551          84,248          86,300
            Diluted                                                 84,613          86,551         131,226          86,862


 See the accompanying notes to the condensed consolidated financial statements.

                                  GARTNER, INC.
                 Condensed Consolidated Statements of Cash Flows
                            (Unaudited, in thousands)

                                                                                                         Six months ended
                                                                                                              March 31,
                                                                                                      -----------------------
                                                                                                         2002           2001
                                                                                                      --------       --------
OPERATING ACTIVITIES:
        Net income (loss)                                                                             $ 14,727       $(49,683)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Loss from discontinued operation                                                                    --         65,998
        Depreciation and amortization of intangibles                                                    21,273         24,593
        Deferred compensation                                                                              598            439
        Tax benefit associated with employee exercise of stock options                                   1,691            904
        Provision for doubtful accounts                                                                  4,620          1,640
        Deferred revenues                                                                              (14,759)       (25,941)
        Deferred tax benefit                                                                               677            569
        Net (gain) on sale of investments                                                                 (792)        (4,811)
        Net (gain) loss from minority-owned investments                                                   (157)         5,073
        Accretion of interest and amortization of debt issue costs                                      10,874         10,411
        Gain from sale of business                                                                        (493)            --
        Non-cash charges for facility and workforce reductions                                          17,246             --
Changes in assets and liabilities, excluding effects of acquisitions and discontinued operation:
        Decrease in fees receivable                                                                      1,712         13,235
        (Increase) decrease in deferred commissions                                                       (730)         9,983
        Decrease in prepaid expenses and other current assets                                           30,585          1,650
        Decrease in other assets                                                                         1,071          4,864
        Decrease in accounts payable and accrued liabilities                                           (32,734)       (48,344)
                                                                                                      --------       --------
Cash provided by operating activities                                                                   55,409         10,580
                                                                                                      --------       --------

INVESTING ACTIVITIES:
        Payment for businesses acquired (excluding cash acquired)                                         (778)        (8,842)
        Proceeds from sale of investments                                                                6,023         10,795
        Proceeds from sale of business                                                                     239             --
        Additions of property, equipment and leasehold improvements                                     (8,913)       (27,924)
                                                                                                      --------       --------
Cash used in investing activities                                                                       (3,429)       (25,971)
                                                                                                      --------       --------

FINANCING ACTIVITIES:
        Proceeds from the exercise of stock options                                                     16,189          1,668
        Proceeds from Employee Stock Purchase Plan offering                                              2,559          3,005
        Proceeds from issuance of debt                                                                      --         20,321
        Payments on debt                                                                               (15,000)            --
        Payments for debt issuance costs                                                                    --         (5,000)
        Purchase of treasury stock                                                                     (13,200)        (2,995)
                                                                                                      --------       --------
Cash provided by (used in) financing activities                                                         (9,452)        16,999
                                                                                                      --------       --------
Net increase in cash and cash equivalents                                                               42,528          1,608
Cash used by discontinued operation                                                                         --        (31,846)
Effects of exchange rates on cash and cash equivalents                                                    (876)           (20)
Cash and cash equivalents, beginning of period                                                          37,128         61,698
                                                                                                      --------       --------
Cash and cash equivalents, end of period                                                              $ 78,780       $ 31,440
                                                                                                      ========       ========


See the accompanying notes to the condensed consolidated financial statements.

                                  GARTNER, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

The fiscal year of Gartner, Inc. represents the period from October 1 through September 30. References to "the Company" are to Gartner, Inc. and its subsidiaries. All references to 2002 and 2001, unless otherwise indicated, are to the three and six months ended March 31, 2002 and 2001, respectively.

Note 2 - Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner, Inc. filed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management's knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of continuing operations for the three and six months ended March 31, 2002 may not be indicative of the results of continuing operations for the remainder of fiscal 2002. In addition, certain reclassifications have been made to the prior year financial statements to conform to the current year's presentation.

Note 3 - Income Statement Classification of Reimbursements for Out-of-Pocket Expenses Incurred - Emerging Issues Task Force ("EITF") No. 01-14

On January 1, 2002, the Company adopted EITF No. 01-14 requiring characterization of reimbursements received for out-of-pocket expenses as revenues. Out-of-pocket expenses are incidental expenses incurred as part of on-going operations and include, but are not limited to, expenses related to airfare, mileage, hotel stays, out-of-town meals, photocopies and telecommunication and facsimile charges. This consensus must be applied to financial reporting periods beginning after December 15, 2001 with reclassification of prior periods for comparability. For the three months ended March 31, 2002 and 2001, adoption of the consensus caused both revenues and cost of services and product development in the consulting segment to increase by $2.2 million and $2.5 million, respectively. For the six months ended March 31, 2002 and 2001, adoption of the consensus caused both revenues and cost of services and product development in the consulting segment to increase by $4.4 million and $4.7 million, respectively.

Note 4 - Business Combinations and Goodwill and Other Intangible Assets

On July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." As a result, the purchase method of accounting will be used for all business combinations initiated after June 30, 2001. During the quarter ended December 31, 2001, the Company acquired AIMS Management Consultants Private Limited, a company in India that provides quantitative research content. The purchase price, net of cash received, was $0.8 million, of which $0.1 million was allocated to tangible assets, $0.7 million was allocated to goodwill, $0.1 million was allocated to non-compete agreements and $0.1 million was allocated to liabilities assumed.

Effective October 1, 2001, the Company adopted early SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates goodwill amortization upon adoption and requires an initial assessment for goodwill impairment within six months after initial adoption and at least annually thereafter. Accordingly, no goodwill amortization was recognized during the six months ended March 31, 2002. The Company has completed its initial transitional goodwill impairment assessment and determined that there was no impairment of goodwill and no impairment charge to be recorded as a cumulative effect of a change in accounting principle in accordance with SFAS No. 142 in the second fiscal quarter of 2002.

The following table reconciles the reported net income (loss) and income (loss) per share from continuing operations for the three and six months ended March 31, 2002 and 2001 to the respective pro forma amount adjusted to exclude goodwill amortization.

In thousands, except per share                              Three months ended               Six months ended
                                                                 March 31,                      March 31,
                                                       -----------       ---------       -------      ----------
                                                           2002             2001           2002          2001
                                                       -----------       ---------       -------      ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS:

Reported income (loss) from continuing operations      $    (4,316)      $  (1,382)      $14,727      $   16,315
Add back: Goodwill amortization, net of taxes                   --           2,161            --           4,385
                                                       -----------       ---------       -------      ----------
Adjusted income (loss) from continuing operations      $    (4,316)      $     779       $14,727      $   20,700
                                                       ===========       =========       =======      ==========

BASIC INCOME (LOSS) PER SHARE FROM CONTINUING
    OPERATIONS:
Reported income (loss) from continuing operations      $     (0.05)      $   (0.02)      $  0.17      $     0.19

Add back: Goodwill amortization, net of taxes                   --            0.03            --            0.05
                                                       -----------       ---------       -------      ----------
Adjusted income (loss) from continuing operations      $     (0.05)      $    0.01       $  0.17      $     0.24
                                                       ===========       =========       =======      ==========

DILUTED INCOME (LOSS) PER SHARE FROM CONTINUING
    OPERATIONS:

Reported income (loss) from continuing operations      $     (0.05)      $   (0.02)      $  0.16      $     0.19
Add back: Goodwill amortization, net of taxes                   --            0.03            --            0.05
                                                       -----------       ---------       -------      ----------
Adjusted income (loss) from continuing operations      $     (0.05)      $    0.01       $  0.16      $     0.24
                                                       ===========       =========       =======      ==========

Included in the Company's balance sheet as of March 31, 2002 are the following categories of acquired intangible assets (in thousands).

                                                     Accumulated
                                        Gross cost   amortization      Net
                                        ----------   ------------     --------
Goodwill
     Research                            $149,776      $(29,661)      $120,115
     Consulting                            71,524        (8,601)        62,923
     Events                                33,441        (3,001)        30,440
     Other                                  2,579          (497)         2,082
                                         --------      --------       --------
       Total goodwill                     257,320       (41,760)       215,560

Intangible assets with finite lives
     Non-compete agreements                12,466        (9,643)         2,823
     Trademarks and tradenames              1,470        (1,195)           275
                                         --------      --------       --------
       Total                             $271,256      $(52,598)      $218,658
                                         ========      ========       ========

Amortization related to intangible assets with finite lives was $0.5 million and $0.8 million for the three months ended March 31, 2002 and 2001, respectively, and was $1.0 million and $1.5 million for the six months ended March 31, 2002 and 2001, respectively. In accordance with SFAS No. 142, the Company reassessed the useful lives of all other intangible assets. There were no changes to such lives and there are no expected residual values associated with these intangible assets. Non-compete agreements are amortized over the term of the individual contracts, generally two to four years, and trademarks and tradenames are amortized over a period of nine to twelve years.

Note 5 - Discontinued Operation

On July 2, 2001, the Company sold its subsidiary, TechRepublic, to CNET Networks, Inc. ("CNET") for approximately $23.5 million in cash and common stock of CNET, before reduction for certain termination benefits. The proceeds were $14.3 million in cash and 755,058 shares of CNET common stock, which had a fair market value of $12.21 per share on July 2, 2001. The consolidated financial statements reflect the disposition of the TechRepublic segment as a discontinued operation in accordance with APB Opinion No. 30. Accordingly, revenues, costs and expenses and cash flows of TechRepublic have been excluded from the respective captions in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows, and have been reported through the date of disposition as "Loss from discontinued operation, net of taxes" and "Net cash used by discontinued operation."

Summarized financial information for the discontinued operation is as follows (in thousands):

Statements of Operations Data

                                                                  Three months ended   Six months ended
                                                                    March 31, 2001      March 31, 2001
                                                                  ------------------   ----------------
Revenues                                                                $  4,222          $  8,702
                                                                        ========          ========
Loss from discontinued operation before income taxes                    $(15,618)         $(32,574)
(Benefit) for income taxes                                                (3,359)           (6,515)
                                                                        --------          --------
     Loss from discontinued operation, net of taxes                     $(12,259)         $(26,059)
                                                                        --------          --------
Loss on disposal of discontinued operation, before income taxes
                                                                        $(68,860)         $(68,860)
(Benefit) for income taxes                                               (28,921)          (28,921)
                                                                        --------          --------
     Loss on disposal, net of taxes                                     $(39,939)         $(39,939)
                                                                        --------          --------
Loss from discontinued operation, net of taxes                          $(52,198)         $(65,998)
                                                                        ========          ========


Note 6 - Investments

A summary of the Company's investments in marketable equity securities and other investments at March 31, 2002 and September 30, 2001 are as follows (in thousands):

At March 31, 2002:

                                                      Gross            Gross
                                                    Unrealized      Unrealized
                                       Cost           Gains           Losses         Fair Value
                                     -------        ----------      ----------       ----------
Marketable equity securities         $    57         $     3         $   (13)         $    47
Other investments                     14,408              --              --           14,408
                                     -------         -------         -------          -------
         Total                       $14,465         $     3         $   (13)         $14,455
                                     =======         =======         =======          =======


At September 30, 2001:

                                                      Gross            Gross
                                                    Unrealized      Unrealized
                                       Cost           Gains           Losses         Fair Value
                                     -------        ----------      ----------       ----------
Marketable equity securities         $ 5,287         $     2         $(2,039)         $ 3,250
Other investments                     15,248              --              --           15,248
                                     -------         -------         -------          -------
         Total                       $20,535         $     2         $(2,039)         $18,498
                                     =======         =======         =======          =======

At September 30, 2001, marketable equity securities were comprised of 755,058 shares of CNET received in connection with the sale of TechRepublic, which had a fair value of $12.21 per share, or $9.2 million on July 2, 2001, the closing date. Subsequent to the closing, the market value of the CNET shares declined substantially; accordingly, in the fourth quarter of fiscal 2001, the Company recorded a $3.9 million impairment charge in net loss from minority-owned investments, representing an other than temporary decline in market value of the CNET common stock. At September 30, 2001, these shares were reflected in the Condensed Consolidated Balance Sheet at their fair market value of $3.2 million after giving effect to an additional $2.0 million of unrealized losses. During the three months ended December 31, 2001,

747,208 shares of CNET were sold for $6.0 million at a per share price of $8.06 resulting in a pre-tax gain of $0.8 million. The cash proceeds were received in January 2002.

In addition to equity securities owned directly by the Company and through SI Ventures, L.L.C. ("SI I"), a wholly owned affiliate, the Company also owns 34% of SI Venture Fund II, L.P. ("SI II"). Both entities are venture capital funds engaged in making investments in early to mid-stage IT-based or Internet-enabled companies. Both entities are managed by SI Services Company, L.L.C., an entity controlled by the Company's former Chairman of the Board, who continues as an employee of the Company, and certain of the Company's former officers and employees. Management fees paid to SI Services Company, L.L.C. are approximately $1.2 million per year. In addition, the Company provides access to research and the use of certain office space at no cost to SI Services Company, L.L.C. The Company had a total original investment commitment to SI I and SI II of $10.0 million and $30.0 million, respectively. The commitment to SI I has been fully funded in prior years. Of the commitment to SI II, $7.4 million remained unfunded at March 31, 2002. The remaining commitment is expected to be funded in fiscal 2002.

Other investments is comprised of investments in SI I, SI II and cost-based investments. The carrying value of the Company's investments held by SI I and SI II were $3.2 million and $6.5 million, respectively, at March 31, 2002. The carrying value of other cost-based investments was $4.7 million at March 31, 2002. The Company's share of equity gains was $0.1 million and $0.2 million for the three and six months ended March 31, 2002, respectively, and was less than $0.1 million for 2001. During the three and six months ended March 31, 2001, the Company recognized impairment losses of $3.4 million and $5.1 million, respectively, related to equity securities owned through SI I and SI II for other than temporary declines in the value of certain investments which is reflected in "Net gain (loss) from minority-owned investments" in the Condensed Consolidated Statements of Operations. The Company made an assessment of the carrying value of its investments and determined that certain investments were in excess of their fair value due to the significance and duration of the decline and due to the valuation of comparable companies operating in the Internet and technology sectors. The impairment factors the Company evaluated may change in subsequent periods, since the entities underlying these investments operate in a volatile business environment. In addition, these entities may require additional financing to meet their cash and operational needs; however, there can be no assurance that such funds will be available to the extent needed at terms acceptable to the entities, if at all. This could result in additional material non-cash impairment charges in the future.

Note 7 - Computations of Income (Loss) per Share of Common Stock

The following table sets forth the reconciliation of the basic and diluted earnings (loss) per share from continuing operations (in thousands, except per share data):

                                                                           Three months ended             Six months ended
                                                                                March 31,                    March 31,
                                                                         -----------------------       ----------------------
                                                                           2002           2001            2002         2001
                                                                         --------       --------       --------      --------
Basic income per share:

Income (loss) from continuing operations                                 $ (4,316)      $ (1,382)      $ 14,727      $ 16,315
Denominator for basic income per share-weighted average number of
    common shares outstanding                                              84,613         86,551         84,248        86,300
                                                                         --------       --------       --------      --------
Basic income (loss) per common share from continuing operations          $  (0.05)      $  (0.02)       $  0.17      $   0.19
                                                                         ========       ========       ========      ========

Diluted income per share:
Income from continuing operations                                        $ (4,316)      $ (1,382)      $ 14,727      $ 16,315
After-tax interest on convertible long-term debt                               --             --          6,099            --
                                                                         --------       --------       --------      --------
Income for purposes of computing diluted income per share                $ (4,316)      $ (1,382)      $ 20,826      $ 16,315
                                                                         ========       ========       ========      ========
Weighted average number of common shares outstanding                       84,613         86,551         84,248        86,300

Weighted average number of shares relating to convertible long-term
    debt outstanding                                                           --             --         44,651            --
Weighted average number of stock compensation shares outstanding               --             --          2,327           562
                                                                         --------       --------       --------      --------
Denominator for diluted income per share-adjusted weighted average
   number of common shares outstanding                                     84,613         86,551        131,226        86,862
                                                                         ========       ========       ========      ========
Diluted income (loss) per common share from continuing operations        $  (0.05)      $  (0.02)      $   0.16      $   0.19
                                                                         ========       ========       ========      ========


For the three and six months ended March 31, 2002 and 2001, unvested restricted stock awards were not included in the computation of diluted income (loss) per share because the effect would have been anti-dilutive. For the three months ended March 31, 2002 and 2001, options to purchase 36.7 million and 34.5 million shares, respectively, of Class A Common Stock of the Company were not included in the computation of diluted loss per share because the effect would have been anti-dilutive. For the three months ended March 31, 2002 and 2001, a convertible note outstanding issued to Silver Lake Partners, LP ("SLP"), representing approximately 45.2 million and 20.0 million shares of Class A Common Stock, respectively, if converted, and the related interest expense of $5.1 million and $4.8 million, respectively, was not included in the computation of diluted income (loss) per share, because the effect would have been anti-dilutive. For the six months ended March 31, 2001, the convertible note outstanding was not included in the computation of diluted income (loss) per share, because the effect would have been anti-dilutive.

Note 8 - Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity, except those resulting from investments by owners and distributions to owners. The components of comprehensive income (loss) for the three and six months ended March 31, 2002 and 2001 are as follows (in thousands):

                                                                     Three months ended             Six months ended
                                                                           March 31,                    March 31,
                                                                   -----------------------       -----------------------
                                                                     2002           2001           2002           2001
                                                                   --------       --------       --------       --------
Net income (loss)                                                  $ (4,316)      $(53,580)      $ 14,727       $(49,683)
Foreign currency translation gain (loss)                             (1,799)        (2,242)        (2,454)           221
Change in unrealized holding gain (loss) on marketable equity
    securities                                                         (319)        (8,216)         1,018        (18,554)
                                                                   --------       --------       --------       --------
     Comprehensive income (loss)                                   $ (6,434)      $(64,038)      $ 13,291       $(68,016)
                                                                   ========       ========       ========       ========

The balance of net unrealized holding losses at March 31, 2002 was $0.1 million.

Note 9 - Segment Information

The Company previously managed its business in four reportable segments organized on the basis of differences in its products and services: Research, Consulting, Events and TechRepublic. With the discontinuance of the TechRepublic operation (See Note 5), three reportable segments remain: Research, Consulting and Events. Research consists primarily of subscription-based research products. Consulting consists primarily of consulting and measurement engagements. Events consists of various symposia, expositions and conferences.

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

The Company does not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not reported by segment because the information is not available and is not reviewed in the evaluation of segment performance.

The following tables present information about reportable segments (in thousands). The "Other" column consists primarily of software sales and certain other revenues and related expenses that do not meet the segment reporting quantitative thresholds. There are no inter-segment revenues:

Three months ended March 31, 2002                      Research     Consulting     Events           Other       Consolidated
---------------------------------                      --------     ----------     ------          ------       ------------
Revenues                                               $122,735       $65,893      $9,100          $3,367         $201,095
Gross contribution                                       82,984        22,533       4,225           1,530          111,272
Corporate and other expenses                                                                                      (112,643)
Net gain from minority-owned investments                                                                                78
Interest income                                                                                                        300
Interest expense                                                                                                    (5,631)
Other expense, net                                                                                                     (16)
Loss from continuing operations before
    benefit for income taxes                                                                                        (6,640)

Three months ended March 31, 2001                      Research     Consulting     Events          Other        Consolidated
---------------------------------                      --------     ----------     -------         ------       ------------
Revenues                                               $132,745       $71,349      $17,370         $5,812         $227,276
Gross contribution                                       83,999        21,589        4,068            (86)         109,570
Corporate and other expenses                                                                                      (101,549)
Net loss on sale of investments                                                                                       (507)
Net loss from minority-owned investments                                                                            (3,373)
Interest income                                                                                                        550
Interest expense                                                                                                    (5,861)
Other expense, net                                                                                                  (1,024)
Loss from continuing operations before
    benefit for income taxes                                                                                        (2,194)

Six months ended March 31, 2002                        Research     Consulting     Events          Other        Consolidated
-------------------------------                        --------     ----------     ------          ------       ------------
Revenues                                               $252,209      $121,624      $68,566         $8,091         $450,490
Gross contribution                                      167,552        36,560       41,151          4,304          249,567
Corporate and other expenses                                                                                      (216,991)
Net gain on sale of investments                                                                                        792
Net gain from minority-owned investments                                                                               157
Interest income                                                                                                        811
Interest expense                                                                                                   (11,235)
Other expense, net                                                                                                    (444)
Income from continuing operations before
    provision for income taxes                                                                                      22,657

Six months ended March 31, 2001                        Research     Consulting     Events          Other        Consolidated
-------------------------------                        --------     ----------     -------        -------       ------------
Revenues                                               $271,927      $123,176      $79,835        $10,117         $485,055
Gross contribution                                      175,249        27,442       39,694          1,233          243,618
Corporate and other expenses                                                                                      (205,417)
Net gain on sale of investments                                                                                      4,811
Net loss from minority-owned investments                                                                            (5,073)
Interest income                                                                                                        928
Interest expense                                                                                                   (11,372)
Other expense, net                                                                                                  (1,598)
Income from continuing operations before
    provision for income taxes                                                                                      25,897

Note 10 - Other Charges

During the three months ended March 31, 2002, the Company recorded other charges of $17.2 million. Of these charges, $10.0 million relates to costs and losses associated with the elimination of excess facilities, principally leasehold improvements and ongoing lease costs and losses associated with sub-lease arrangements. In addition, approximately $5.8 million of these charges are associated with the Company's workforce reduction and are for employee termination severance and benefits. This workforce reduction has resulted in the elimination of approximately 100 positions, or approximately 2% of the Company's workforce, and the payment of $2.6 million of termination benefits during the quarter ended March 31, 2002. Payments relating to the fiscal 2001 workforce reduction for the three and six months ended March 31, 2002 were $2.3 million and $6.1 million, respectively. The remaining $1.4 million relates to the impairment of certain database-related assets. Payments for the involuntary termination severance and benefits remaining at March 31, 2002 will be primarily made over the next three quarters. Payments relating to facility reductions will be made over the remaining lease terms with the majority occurring over the next several years.

The Company is funding the cash costs out of operating cash flows.

Following is a reconciliation of the other charges recorded in fiscal 2001 and 2002 (in thousands):

                                    Accrued                                                                       Accrued
                                 liability at                                                                   liability at
                                 September 30,         Additions in         Non-cash                             March 31,
                                    2001               Fiscal 2002          charges            Payments            2002
                               -----------------    ----------------    --------------     ---------------    ----------------
Facilities reductions                     $   -             $10,014         $ (2,663)            $(1,417)             $ 5,934



Workforce reductions:
   Fiscal 2001                            6,599                   -                 -             (6,061)                 538
   Fiscal 2002                                -               5,808             (270)             (2,554)               2,984

Asset impairment                              -               1,424           (1,424)                   -                   -
                               -----------------    ----------------    --------------     ---------------    ----------------
     Total                              $ 6,599            $ 17,246         $ (4,357)          $ (10,032)             $ 9,456
                               =================    ================    ==============     ===============    ================

The non-cash charges for workforce reductions result from the establishment of a new measurement date for certain stock options upon the modification of the exercise term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to "the Company," "we," "our," and "us" are to Gartner, Inc. and its subsidiaries. All references to 2002 and 2001, unless otherwise indicated, are to the three and six months ended March 31, 2002 and 2001, respectively.

FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as "may," "will," "expects," "should," "believes," "plans," "anticipates," "estimates," "predicts,"

"potential," "continue," or other words of similar meaning.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Factors That May Affect Future Results," "Euro Conversion," and elsewhere in this report and in our Annual Report on Form 10-K for the year ended September 30, 2001. Readers should not place undue reliance on these forward-looking statements, which reflect management's opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers also should review carefully any risk factors described in other reports filed by us with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires the application of appropriate accounting policies. The policies discussed below are considered by management to be critical to an understanding of Gartner's financial statements because their application requires the most significant management judgements. Specific risks for these critical accounting policies are described below.

Revenue recognition - We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 requires four basic criteria to be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.
     o Research contracts are typically annually renewable subscriptions for research products. Revenues from research products are deferred and recognized ratably over the contract term.
     o Consulting revenues, primarily derived from consulting and measurement engagements and strategic advisory services, are recognized as work is performed on a contract by contract basis.
     o Events revenues are deferred and recognized upon the completion of the related symposium, conference or exhibition.
     o Other revenues includes software licensing fees which are recognized when a signed non-cancelable software license exists, delivery has occurred, collection is probable, and the Company's fees are fixed or determinable.

Uncollectible accounts receivable - Provisions for bad debts are recognized as incurred. The measurement of losses and the allowance for uncollectible accounts receivable is based on historical loss experience, an assessment of current economic conditions and the financial health of specific clients. Total trade receivables at March 31, 2002 was $298.3 million, against which an allowance for losses of approximately $6.7 million was provided. Total trade receivables at September 30, 2001 was $305.9 million, against which an allowance for losses of approximately $5.6 million was provided.

Impairment of investment securities - A charge to earnings is made when a market decline below cost is other than temporary. Management regularly reviews each investment security for impairment based on criteria that include the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. Total investments in equity securities was $14.5 million at March 31, 2002 (See Note 6 - "Investments" in the notes to the condensed consolidated financial statements).

Impairment of goodwill and other intangible assets - The evaluation of intangible assets is performed on a periodic basis and losses are recorded when the assets carrying value is not recoverable through future cash flows. The assessments require management to estimate future business operations and market and economic conditions in developing long-term forecasts. Goodwill is evaluated for impairment at least annually.

RESULTS OF OPERATIONS

OVERALL RESULTS

TOTAL REVENUES decreased 12% in the second quarter of fiscal 2002 to $201.1 million compared to $227.3 million for the second quarter of fiscal 2001. Total revenues decreased 7% for the six months ended March 31, 2002 to $450.5 million, compared to $485.1 million for the six months ended March 31, 2001. The decreases in total revenues resulted from the decline in demand throughout the entire technology sector and the overall weakness in the general economy. Revenues for the consulting segment include reimbursable out of pocket expenses in accordance with EITF 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." These expenses were previously reported on a net basis within costs and expenses. Prior period amounts have been restated. The reimbursable out-of-pocket expenses were between $2.2 million and $2.5 million per quarter for all periods presented (See Note 3
- "Income Statement Classification of Reimbursements for Out-of-Pocket Expenses Incurred -Emerging Issues Task Force ("EITF") No. 01-14").

     o Research revenues decreased 8% in the second quarter of fiscal 2002 to $122.7 million, compared to $132.7 million in the second quarter of fiscal 2001, and comprised 61% and 58% of total revenues in fiscal 2002 and 2001, respectively. Research revenues decreased 7% for the six months ended March 31, 2002 to $252.2 million, compared to $271.9 million for the same period in fiscal 2001 and comprised 56% of total revenues in fiscal 2002 and 2001.

     o Consulting revenues decreased 8% in the second quarter of fiscal 2002 to $65.9 million, compared to $71.3 million in the second quarter of fiscal 2001, and comprised 33% and 31% of total revenues in fiscal 2002 and 2001, respectively. Consulting revenues decreased 1% for the six months ended March 31, 2002 to $121.6 million, compared to $123.2 million for the same period in fiscal 2001 and comprised 27% and 25% of total revenues in fiscal 2002 and 2001, respectively.

     o Events revenues decreased 48% in the second quarter of fiscal 2002 to $9.1 million, compared to $17.4 million in the second quarter of fiscal 2001, and comprised 5% and 8% of total revenues in fiscal 2002 and 2001, respectively. Events revenues decreased 14% for the six months ended March 31, 2002 to $68.6 million, compared to $79.8 million for the same period in fiscal 2001 and comprised 15% and 16% of total revenues in fiscal 2002 and 2001, respectively.

     o Other revenues, consisting principally of software licensing, decreased 42% in the second quarter of fiscal 2002 to $3.4 million, compared to $5.8 million in the second quarter of fiscal 2001 and comprised 1% and 3% of total revenues in fiscal 2002 and 2001, respectively. Other revenues decreased 20% for the six months ended March 31, 2002 to $8.1 million, compared to $10.1 million for the same period in fiscal 2001 and comprised 2% of total revenues in fiscal 2002 and 2001.

COST OF SERVICES AND PRODUCT DEVELOPMENT decreased $23.3 million, or 21%, to $88.3 million in the second quarter of fiscal 2002 from $111.7 million in the second quarter of fiscal 2001. Cost of services and product development decreased $32.5 million, or 14%, to $204.2 million for the six months ended March 31, 2002 from $236.7 million in the same period of fiscal 2001. The decrease in cost of services and product development resulted from the continued emphasis on cost reductions, including the effects of the workforce reductions during fiscal 2001 and the second quarter of fiscal 2002. Cost of services and product development is expected to continue to be favorably impacted as a result of our on-going initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $7.8 million, or 8%, to $86.0 million in the second quarter of fiscal 2002 from $93.8 million in the second quarter of fiscal 2001. Selling, general and administrative expenses decreased $10.4 million, or 6%, to $175.2 million for the six months ended March 31, 2002 from $185.6 million for the same period of fiscal 2001. These decreases were primarily the result of sales cost reductions on increased leverage of our inside sales organization, facility reductions, workforce reductions in fiscal 2001 and 2002, increased productivity in human resources, finance and information technology functions, outsourcing and other efforts to closely manage these expenses. The decreases in selling, general and administrative expenses were partially offset by an increase in provisions for doubtful accounts to $4.6 million for the six months ended March 31, 2002, compared to $1.6 million for the same period in fiscal 2001. The increase in provision for doubtful accounts reflects the weakness in the economy and higher amounts of recent loss experience. Selling, general and administrative expenses are expected to continue to be favorably impacted as a result of our ongoing initiatives.

DEPRECIATION EXPENSE for the second quarter of fiscal 2002 decreased 2% to $10.3 million, compared to $10.6 million for the second quarter of fiscal 2001. The decrease was primarily due to a decrease in fiscal 2002 capital spending, including internal use software development costs. Depreciation expense for the six months ended March 31, 2002 increased 12% to $20.3 million, compared to $18.1 million for the same period of fiscal 2001. The increase was primarily due to fiscal 2001 capital spending, including internal use software development costs required to support the measurement and software businesses and the launch of the gartner.com web site in January 2001.

AMORTIZATION OF INTANGIBLES of $0.5 million for the second quarter of fiscal 2002 decreased from $3.2 million for the same period in fiscal 2001. Amortization of intangibles of $1.0 million for the six months ended March 31, 2002 decreased from $6.5 million for the same period in fiscal 2001. The primary reason for the decreases was the early adoption of SFAS No. 142 - "Goodwill and Other Intangible Assets." The standard eliminates goodwill amortization upon adoption and requires an initial assessment for goodwill impairment within six months of adoption and at least annually thereafter. As a result of adoption, diluted earnings per share for the three and six months ended March 31, 2002 improved by $0.03 and $0.05, respectively.

OTHER CHARGES during the three months ended March 31, 2002 were $17.2 million. Of these charges, $10.0 million relates to costs and losses associated with the elimination of excess facilities, principally leasehold improvements and ongoing lease costs and losses associated with sub-lease arrangements. In addition, approximately $5.8 million of these charges are associated with the Company's workforce reduction and are for employee termination severance and benefits. This workforce reduction has resulted in the elimination of approximately 100 positions, or approximately 2% of the Company's workforce, and the payment of $2.6 million of termination benefits during the quarter ended March 31, 2002. The remaining $1.4 million relates to the impairment of certain database-related assets. The Company is funding all of these costs out of operating cash flows.

OPERATING LOSS was $1.4 million in the second quarter of fiscal 2002 compared to income of $8.0 million in the second quarter of fiscal 2001. Operating income for the six months ended March 31, 2002 was $32.6 million, compared to $38.2 million for the same period in fiscal 2001. The decline in operating income was due to the other charges recorded in the second quarter of fiscal 2002 for workforce and facility reductions and lower revenues, offset partially by reductions in both cost of services and product development and selling, general and administrative expenses, in part due to leveraging our inside sales organization, and lower amortization of intangibles due to the adoption of SFAS 142. Excluding these other charges of $17.2 million, operating income would be $15.9 million and $49.8 million for the second quarter and six months ended March 31, 2002, respectively. Operating income also reflects offset by NET GAIN (LOSS) ON SALE OF INVESTMENTS in the six months ended March 31, 2002 reflected the first quarter sale of 747,208 shares of CNET Networks, Inc. ("CNET") for $6.0 million resulting in a pre-tax gain of $0.8 million. During the three months ended March 31, 2001, we sold 385,000 shares of Jupiter Media Metrix for net cash proceeds of $2.0 million for a pre-tax loss of $0.7 million. For the six months ended March 31, 2001, we sold 746,000 shares of Jupiter Media Metrix for net cash proceeds of $5.9 million and a pre-tax gain of $0.8 million; In addition, we received additional stock distributions from our investment in SI I and SI II. During the six months ended March 31, 2001, we sold a portion of the shares received as distributions for cash proceeds of $4.6 million for a pre-tax gain of $3.8 million; In addition, for the six months ended March 31, 2001, various other investments were sold for cash proceeds of $0.3 million and a gain of $0.2 million.

NET GAIN (LOSS) FROM MINORITY-OWNED INVESTMENTS were a gain of $0.1 million for the second quarter of fiscal 2002 and a loss of $3.4 million for the second quarter of fiscal 2001. Net gain (loss) from minority-owned investments were a gain of $0.2 million for the six months ended March 31, 2002 and a loss of $5.1 million for the six months ended March 31, 2001. The losses in fiscal 2001 were the result of impairment losses related to equity securities owned by us through SI I and SI II.

INTEREST EXPENSE decreased slightly to $5.6 million in the second quarter of fiscal 2002 from $5.9 million in the second quarter of fiscal 2001. Interest expense decreased slightly to $11.2 million for the six months ended March 31, 2002 from $11.4 million for the same period in fiscal 2001. The decreases related primarily to lower amounts outstanding under our credit facility offset, in part, by increased amounts outstanding under our long-term convertible debt due to the addition of interest to the principal balance.

OTHER EXPENSE, NET for the second quarter of fiscal 2002 includes net foreign currency exchange losses of $0.5 million and a $0.5 million gain from the sale of a business. This compares with foreign exchange losses of $1.0 million for the second quarter of fiscal 2001. Other expense, net for the six months ended March 31, 2002 includes net foreign currency exchange losses of $1.1 million, a $0.5 million gain from the sale of a business and other gains of $0.2 million. This compares with foreign exchange losses of $1.6 million for the six months ended March 31, 2001. The business during the quarter ended March 31, 2002 sold provides research on the healthcare market.

PROVISION (BENEFIT) FOR INCOME TAXES was a benefit of $2.3 million in the second quarter of fiscal 2002, compared to a benefit of $0.8 million in the same quarter of fiscal 2001. Provision for income taxes was $7.9 million for the six months ended March 31, 2002, compared to $9.6 million for the same period in fiscal 2001. The effective tax rate was 35% for the three and six-month periods ended March 31, 2002 and 37% for the three and six-month periods ended March 31, 2001. The reduction in the effective tax rate reflects on-going tax planning and the elimination of non-deductible amortization of goodwill pursuant to the adoption of SFAS No. 142.

BASIC AND DILUTED INCOME PER COMMON SHARE from continuing operations was a loss of $0.05 for the second quarter of fiscal 2002, compared to a loss of $0.02 for the second quarter of fiscal 2001. Total diluted income per common share was a loss of $0.05 for the second quarter of fiscal 2002, compared with a loss of $0.62 for the second quarter of fiscal 2001. The fiscal 2001 quarter included a diluted loss from discontinued operations of $0.60 per common share. The elimination of goodwill amortization in accordance with the adoption of SFAS No. 142 improved basic and diluted income per share from continuing operations by $0.03 for the second quarter of fiscal 2002 as compared to fiscal 2001. Excluding the effect of other charges of $17.2 million, net gain from minority-owned investments of $0.1 million and gain from the sale of a business of $0.5 million, net of tax benefits of $5.8 million on these items, diluted or "normalized" income per share from continuing operations was $0.07 per share for the second quarter of fiscal 2002 compared to $0.04 per share for the second quarter of fiscal 2001. The fiscal 2001 amount excludes amortization of goodwill of $2.4 million, which was eliminated in fiscal 2002 with the adoption of SFAS No. 142, net loss from sale of investments of $0.5 million, net loss from minority-owned investments of $3.4 million, net of tax benefits of $1.7 million on these items. Diluted income per share from continuing operations was $0.16 for the six months ended March 31, 2002, compared to $0.19 for the same period in fiscal 2001. Total diluted income per common share was $0.16 for the six months ended March 31, 2002, compared with a loss of $0.57 for the same period in fiscal 2001. The fiscal 2001 period included a diluted loss from discontinued operations of $0.76 per common share. The elimination of goodwill amortization in accordance with the adoption of SFAS No. 142 improved diluted income per share from continuing operations by $0.05 for the six months ended March 31, 2002 as compared to a year ago. Excluding the effect of other charges of $17.2 million, net gain from sale of investments of $0.8 million, net gain from minority-owned investments of $0.2 million and gain from the sale of a business of $0.5 million, net of tax benefits of $5.5 million on these items, diluted normalized income per share was $0.24 per share for the six months ended March 31, 2002, equal to the $0.24 per share for the six months ended March 31, 2001. The fiscal 2001 amount excludes amortization of goodwill of $5.0 million, which was eliminated in fiscal 2002 with the adoption of SFAS No. 142, net gain from sale of investments of $4.8 million and net loss from minority-owned investments of $5.1 million, net of tax benefits of $0.7 million on these items.

Discontinued Operation - TechRepublic

On July 2, 2001, we sold our subsidiary, TechRepublic, to CNET for approximately $23.5 million in cash and common stock of CNET, before reduction for certain termination benefits. The proceeds were $14.3 million in cash and 755,058 shares of CNET common stock, which had a fair market value of $12.21 per share on July 2, 2001. Our consolidated financial statements reflect the disposition of the TechRepublic segment as a discontinued operation in accordance with APB Opinion No. 30. Accordingly, revenues, costs and expenses and cash flows of TechRepublic have been excluded from the respective captions in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows, and have been reported through the date of disposition as "Loss from discontinued operation, net of taxes" and "Net cash used by discontinued operation."

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

Research contracts are generally billable upon signing and are non-cancellable and non-refundable, except for government contracts which have a 30-day cancellation clause. Government contracts have not produced material cancellations to date. With the exception of those government contracts which permit cancellation, it is our policy to record at the time of signing a contract the entire amount of the contract billable as a fee receivable, which represents a legally enforceable claim, and a corresponding amount as deferred revenue. For government contracts which permit cancellation, we bill the client the full amount billable under the contract, but only record a receivable equal to the earned portion of the contract. In addition, we only record deferred revenue on these contracts when cash is received. Deferred revenues attributable to government contracts were $34.7 million and $24.5 million at March 31, 2002 and September 30, 2001, respectively. In addition, at March 31, 2002 and September 30, 2001, we had billed but not yet collected $7.3 million and $13.3 million, respectively, on government contracts which permit cancellation. Accordingly, we have not recorded the receivable and associated deferred revenue for these contracts. We record the commission obligation related to research contracts upon the signing of the contract and amortize the corresponding deferred commission expense over the contract period in which the related revenues are earned.

SEGMENT RESULTS

We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain selling, general and administrative expenses, depreciation, amortization of intangibles and other charges.

Research

Research revenues decreased 8% to $122.7 million for the three months ended March 31, 2002, compared to $132.7 million for the three months ended March 31, 2001. The decrease was due to lower demand throughout the entire technology sector and to the overall weakness in the general economy. Research gross contribution of $83.0 million for the three months ended March 31, 2002, decreased 1% from $84.0 million for the three months ended March 31, 2001. The decrease in gross contribution reflects the general weakness in the economy and our investments in growth initiatives such as GartnerG2, a new research service designed specifically for business executives, and Gartner Executive Programs, a concierge-quality service and personalized programs for senior IT executives. Gross contribution margin for the quarter ended March 31, 2002 increased to 68% from 63% in the prior year. Research contract value, which consists of the annualized value of all subscription-based research products with ratable revenue recognition, was $511.2 million at March 31, 2002, a decrease of 8% from $558.1 million at March 31, 2001. The decrease in contract value reflects a decline in demand throughout the entire technology sector as well as overall weakness in the general economy.

Consulting

Consulting revenues decreased 8% to $65.9 million for the three months ended March 31, 2002, compared to $71.3 million for the three months ended March 31, 2001. The adoption of EITF No. 01-14 (See Note 3) caused both revenues and cost of services and product development for the three months ended March 31, 2002 and 2001 to increase by $2.2 million and $2.5 million, respectively. Results for fiscal 2002 reflect a reduction in certain client segments and geographies and increases in average project size and length. Consulting gross contribution of $22.5 million for the second quarter of fiscal 2002 increased 4% from $21.6 million for the second quarter of fiscal 2001. Gross contribution margin for the second quarter of fiscal 2002 increased to 34% from 30% for the same period in the prior year. Consulting gross contribution and margin increased over the same period of the prior year due primarily to the reduction in headcount by 60 people and elimination of expenses in practice areas and markets that do not have sufficient scale and volume. We continue to focus on larger engagements and on a limited set of practices and markets in which we can achieve significant penetration. Consulting backlog, which represents future revenues to be recognized from in-process consulting, measurement and strategic advisory services engagements increased 14% to $127.5 million at March 31, 2002, compared to $111.9 million at March 31, 2001.

Events

Events revenues decreased 48% to $9.1 million for the three months ended March 31, 2002, compared to $17.4 million for the three months ended March 31, 2001. The decline was primarily due to fewer events as we have eliminated unproven, low-profit events with the expectation of obtaining greater attendee and exhibitor participation at fewer events, and to the timing of Spring Symposium/Itxpo in Europe, which was held in the second quarter of 2001 and the third quarter of 2002. The decrease in revenues due to the timing of events was approximately $3.0 million. Gross contribution of $4.2 million for the three months ended March 31, 2002 increased 4% from $4.1 million for the three months ended March 31, 2001. Gross contribution margin for the second quarter of fiscal 2002 of 46% increased from 23% for the second quarter of fiscal 2001. The improvement in gross contribution and margin was due primarily to cost saving measures and higher net prices. Deferred revenue for events decreased 5% to $54.3 million at March 31, 2002 as compared to $56.8 million at March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $55.4 million for the six months ended March 31, 2002, compared to cash provided by operating activities of $10.6 million for the six months ended March 31, 2001. The net improvement of $44.8 million was due primarily to higher earnings before depreciation and amortization, other charges and discontinued operations, and to tax refunds, and changes in balance sheet accounts, particularly fees receivable and accounts payable and accrued liabilities. Accounts payable and accrued liabilities were favorably impacted by our ongoing cost reductions. At September 30, 2001, the federal tax refunds of $27.5 million, for capital loss and foreign tax credit carrybacks, were included in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The refunds were received during the first and second quarters of fiscal 2002.

Cash used in investing activities was $3.4 million for the six months ended March 31, 2002, compared to $26.0 million for the six months ended March 31, 2001. The decrease was due primarily to lower amounts spent on capital expenditures and business acquisitions during fiscal 2002.

Cash used in financing activities totaled $9.5 million for the six months ended March 31, 2002, compared to cash provided by financing activities of $17.0 million for the six months ended March 31, 2001. The cash used in financing activities during fiscal 2002 resulted primarily from the $15.0 million used for the payment of short-term debt and the $13.2 million used for the repurchase of treasury stock offset, in part, by proceeds from the exercise of stock options. During fiscal 2001, $20.3 million was provided from short-term borrowings. The effect of exchange rates reduced reported cash and cash equivalent balances by $0.9 million for the six months ended March 31, 2002. The decrease for the six months ended March 31, 2001 was insignificant. Total cash used by the discontinued operation was $31.8 million for the six months ended March 31, 2001. At March 31, 2002, cash and cash equivalents totaled $78.8 million, compared to $31.4 million at March 31, 2001.

OBLIGATIONS AND COMMITMENTS

We have a $200.0 million unsecured senior revolving credit facility led by JPMorgan Chase Bank. At March 31, 2002, there were no amounts outstanding under the facility. We are subject to certain customary affirmative, negative and financial covenants under this credit facility, and continued compliance with these covenants could preclude us from borrowing the maximum amount of the credit facility. As a result of these covenants, our borrowing availability at March 31, 2002 was $110.8 million.

On April 17, 2000, we issued in a private placement transaction, $300.0 million of 6% convertible subordinated notes to Silver Lake Partners, L.P. and certain of Silver Lake's affiliates ("SLP"). Interest accrues semi-annually by a corresponding increase in the face amount of the convertible notes. Accordingly, $36.1 million has been added to the face amount of the convertible notes' balance outstanding at March 31, 2002, resulting in a balance outstanding of $336.1 million. These notes are due and payable on April 17, 2005. On or after April 17, 2003, subject to satisfaction of certain customary conditions, we may redeem all of the convertible notes for cash provided that (1) the average closing price of our Class A Common Stock for the twenty consecutive trading days immediately preceding the date the redemption notice is given equals or exceeds $11.175 (150% of the adjusted conversion price of $7.45 per share), and
(2) the closing price of our Class A Common Stock on the trading day immediately preceding the date the redemption notice is given also equals or exceeds $11.175. The redemption price is the face amount of the notes plus all accrued interest. If we initiate the redemption, SLP has the option of receiving payment in cash, Class A Common Stock (at a conversion price of $7.45 per share), or a combination of cash and stock. We are under no obligation to initiate any such redemption.

Commencing on April 18, 2003, or prior to that date should there be a change in control of the Company, SLP may convert all or a portion of the notes to stock. If SLP initiates the conversion, we have the option of redeeming all the notes for cash at a price based on the number of shares into which the notes would be converted (at a conversion price of $7.45 per share) and the market price on the date the notice of conversion is given. If we were to redeem all of the notes for cash in response to SLP's election to convert the notes to Class A Common Stock, we would incur a significant earnings charge at the time of the redemption equal to the difference between the market value of our Class A Common Stock at the time of redemption at the conversion price of $7.45 per share and the carrying value of the notes. At March 31, 2002, the notes were convertible into 45.2 million shares with a total market value of $583.1 million, using our March 31, 2002 Class A Common Stock market price of $12.90 per share. On the maturity date, April 17, 2005, we must satisfy any remaining notes for cash equal to the face amount of the notes plus accrued interest; if none of the notes have been redeemed or converted on that date, such amount will be $403.2 million.

We also issue letters of credit in the ordinary course of business. As of March 31, 2002, we had letters of credit outstanding with JPMorgan Chase Bank for $3.8 million, The Bank of New York for $2.0 million, and Safeco Insurance Company of America for $0.3 million.

We lease various facilities, furniture and computer equipment under operating lease arrangements expiring between 2002 and 2036. Future commitments under non-cancellable operating lease agreements are $14 million for April 1, 2002 through September 30, 2002, and are $24 million, $22 million, $19 million and $16 million for fiscal 2003, 2004, 2005 and 2006, respectively.

At March 31, 2002, we had involuntary employee termination severance and benefit obligations remaining relative to our fiscal 2001 workforce reduction of $0.5 million, which we anticipate paying primarily in the third quarter of fiscal 2002. The obligations remaining at March 31, 2002 relative to the other charges recorded in the second quarter of fiscal 2002 were $9.3 million, $5.9 million of which is for the costs of facility reductions, principally lease payments and $3.4 million of which is for involuntary employee termination severance and benefits. Payments for involuntary termination severance and benefits will be primarily made over the next three quarters. Payments relating to facility reductions will be made over the remaining lease terms with the majority occurring over the next several years.

We have a total remaining investment commitment to the SI II of $7.4 million at March 31, 2002. This remaining commitment is expected to be funded in fiscal 2002.

We believe that our current cash balances, together with cash anticipated to be provided by operating activities and borrowings available under the existing credit facility, will be sufficient for our expected short-term and foreseeable long-term cash needs in the ordinary course of business. If we were to require substantial amounts of additional capital to pursue business opportunities that may arise involving substantial investments of additional capital, or for the possible redemption of the convertible notes, there can be no assurances that such capital will be available to us or will be available on commercially reasonable terms.

Stock Repurchase Program

During the three months ended March 31, 2002, pursuant to the stock repurchase program announced in July 2001, we purchased 1,000,700 shares of our common stock in the open market at an average price of $12.15 per share and a total cost of $12.2 million. For the six months ended March 31, 2002, we purchased 1,095,100 shares of our common stock in the open market at an average price of $12.05 per share and a total cost of $13.2 million. Through March 31, 2002, we repurchased 3.4 million shares of our common stock for approximately $36 million out of the $75 million approved for the stock repurchase program at an average price of $10.51 per share.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE.

We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. In addition, both we and our clients are affected by the condition of the general economy. The following section discusses many, but not all, of these risks and uncertainties.

General Economic Conditions. Our revenues and results of operations are influenced by general economic conditions. A general economic downturn or a recession, anywhere in the world, could negatively effect demand for our products and services and may substantially reduce existing and potential client information technology-related budgets. The current economic downturn in the United States and globally may materially and adversely affect our business, financial condition and results of operations, including the ability to achieve continued customer renewals and achieve new contract value, backlog and deferred events revenue. The recent less favorable economic conditions and the September 11th terrorist attacks have led to constrained IT spending impacting our overall business and some unwillingness on the part of clients to travel, thereby impacting our events business.

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

Hiring and Retention of Employees. Our success depends heavily upon the quality of our senior management, sales personnel, analysts, consultants and other key personnel. We face competition for these qualified professionals from, among others, technology companies, market research firms, consulting firms, and electronic and print media companies. Some of the personnel that we attempt to hire are subject to non-compete agreements that could impede our short-term recruitment efforts. Any failure to retain key personnel or hire additional qualified personnel, as required to support the evolving needs of clients or growth in our business, could adversely affect the quality of our products and services, and therefore, our future business and operating results.

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

International Operations. A substantial portion of our revenues is derived from international sales. As a result, our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of exchange rate fluctuations and tariffs, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, different or overlapping tax structures, higher levels of United States taxation on foreign income, and the difficulty of enforcing client agreements and protecting intellectual property rights in international jurisdictions. Additionally, we rely on local distributors or sales agents in some international locations. If any of these arrangements are terminated, we may not be able to replace the arrangement on beneficial terms or on a timely basis or clients of the local distributor or sales agent may not want to continue to do business with us or our new agent.

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

Investment Activities. We maintain investments in equity securities in private and publicly traded companies through direct ownership and through wholly and partially owned venture capital funds. The companies we invest in are primarily early to mid-stage IT-based and Internet-enabled businesses. The risks related to such investments, due to their nature and the volatile public markets, include the possibilities that anticipated returns may not materialize or could be significantly delayed. In addition, these entities may require additional financing to meet their cash and operational needs; however, there can be no assurance that such funds will be available to the extent needed at terms acceptable to the entities, if at all. As a result, our financial results or financial position could be materially impacted.

Indebtedness. Through our $336 million convertible notes we have incurred significant indebtedness. Additionally, we have a senior revolving credit facility under which we can incur significant additional indebtedness. The associated debt service could impair future operating results. Further, the outstanding debt could limit the amount of cash or additional credit available to us, which in turn could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue business opportunities that may arise in the future and involve substantial investments of additional capital. Although we have the right to redeem the convertible notes in certain circumstances, there can be no assurance that we will be able to obtain sufficient capital on a commercially reasonable basis, or at all, in order to fund a redemption; even if we were able to obtain sufficient capital, it could materially adversely impact our future business and operating results. On the maturity date, April 17, 2005, we must satisfy any remaining notes for cash equal to the face amount of the notes plus accrued interest; if none of the notes have been redeemed or converted on that date, such amount will be $403.2 million. The payment of this amount could materially adversely impact our future business and operating results.

Convertible Notes. Commencing on April 18, 2003, or prior thereto in certain circumstances upon a change in control of us, the holders of our $336 million convertible notes may elect to convert all or a portion of the notes to shares of our Class A Common Stock. If all or a substantial portion of the notes are converted, the note holders will own a substantial number of shares of our Class A Common Stock. At March 31, 2002, all the notes were convertible into 45.2 million shares, or 34.7% of our Class A and Class B Common Stock that would then be outstanding, based upon the conversion price of $7.45 per share. We may redeem the notes if the holders elect to convert them (see "Obligations and Commitments"). If we do not redeem the notes and all or a substantial portion of the notes are converted, our stockholders may experience significant dilution of their current stockholdings, the holders may be able to exercise significant control over us and the price of our Common stock may be affected negatively if such shares of our Common Stock are sold in the open market.

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

Enforcement of the Company's Intellectual Rights. We rely on a combination of copyright, patent, trademark, trade secrets, confidentiality, non-compete and other contractual procedures to protect our intellectual property rights. Despite our efforts to protect our intellectual property rights, it may be possible for unauthorized third parties to obtain and use technology or other information that we regard as proprietary. In addition, our intellectual property rights may not survive a legal challenge to their validity or provide significant protection for us. Furthermore, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Accordingly, we may not be able to protect our intellectual property against unauthorized third-party copying or use, which could adversely affect our competitive position. Our employees are subject to non-compete agreements. When the non-competition period expires, former employees can decide to compete against us. Further, if a former employee chooses to compete against us prior to the expiration of the non-competition period, there is no assurance that we will be successful in our efforts to enforce the non-compete provision.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective October 1, 2001, the beginning of our fiscal year, we adopted early Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets." SFAS No. 142 eliminates goodwill amortization upon adoption and requires an initial assessment for goodwill impairment within six months after initial adoption and at least annually thereafter. Accordingly, no goodwill amortization was recognized in the first quarter of fiscal 2002. We completed the transitional goodwill impairment assessment during the second quarter ended March 31, 2002 and determined that there was no impairment of goodwill and no impairment charge to be recorded as a cumulative effect of a change in accounting principle in accordance with SFAS No. 142 (see Note 4 - "Business Combinations and Goodwill and Other Intangible Assets" in the Notes to the Condensed Consolidated Financial Statements).

In November 2001, the Emerging Issues Task Force reached a consensus on issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred." The consensus requires reimbursements received for out-of-pocket expenses incurred to be characterized as revenue in the statements of operations. Out-of-pocket expenses are incidental expenses incurred as part of ongoing operations and include, but are not limited to, expenses related to airfare, mileage, hotel stays, out-of-town meals, photocopies and telecommunication and facsimile charges. This consensus must be applied to financial reporting periods beginning after December 15, 2001 with reclassification of prior periods for comparability. We have adopted the consensus beginning with the second quarter of our fiscal year which began on January 1, 2002, and in accordance with the consensus, have restated prior periods. For the three months ended ended March 31, 2002 and 2001, adoption of the consensus caused both revenues and cost of services and product development in the consulting segment to increase by $2.2 million and $2.5 million, respectively. For the six months ended March 31, 2002 and 2001, adoption of the consensus caused both revenues and cost of services and product development in the consulting segment to increase by $4.4 million and $4.7 million, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to borrowing under long-term debt which consists of a $200.0 million multi-bank unsecured senior revolving credit facility led by JPMorgan Chase Bank and $336.1 million of 6% convertible subordinated notes. At March 31, 2002, there were no amounts outstanding under the revolving credit facility. Under the revolving credit facility, the interest rate on borrowings is based on LIBOR plus an additional 100 to 200 basis points based on our debt-to-EBITDA ratio. We believe that an increase or decrease of 10% in the effective interest rate on available borrowings from the senior revolving credit facility, if fully utilized, will not have a material effect on future results of operations. The conversion price of the convertible notes, which have a fixed interest rate, is $7.45 per share. The number of shares of Class A Common Stock issuable upon conversion of the notes on March 31, 2002 was 45.2 million shares with a total market value of $583.1 million, using our March 31, 2002 Class A Common Stock market price of $12.90 per share. Commencing on April 17, 2003, or prior thereto in certain circumstances upon a change in control of us, the note holder can convert the notes into shares of Class A Common Stock. Although we have the right to redeem the notes in certain circumstances, including after a conversion election, there can be no assurance that we will be able to obtain sufficient capital on a commercially reasonable basis, or at all, to fund a redemption.

We are exposed to market risk as it relates to changes in the market value of equity investments. We invest in equity securities of public and private companies directly and through SI I and SI II. We own

100% of SI I and 34% of SI II. SI I and SI II are engaged in making venture capital investments in early- to mid-stage IT-based or Internet-enabled companies (see Note 6 - "Investments" in the Notes to the Condensed Consolidated Financial Statements). As of March 31, 2002, we had equity investments totaling $14.5 million. These investments are inherently risky as the businesses are typically in early development stages and may never develop. Furthermore, certain of these investments are in publicly traded companies whose shares are subject to significant market price volatility. Adverse changes in market conditions and poor operating results of the underlying investments may result in us incurring additional losses or an inability to recover the carrying value of our investments. We do not attempt to reduce or eliminate the market exposure on our investments in equity securities and may incur additional losses related to these investments. If there were a 100% adverse change in the value of our equity portfolio as of March 31, 2002, this would result in a non-cash impairment charge of $14.5 million.

We face two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the stockholders' equity (deficit) section of the Condensed Consolidated Balance Sheets. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the United States dollar. Since the functional currency of our foreign operations is generally the local currency, foreign currency translation adjustments are reflected as a component of stockholders' equity (deficit) and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in results of operations. The devaluation of the peso in Argentina by approximately 30% as of March 31, 2002 is not expected to have any significant impact on us due to the relatively small investment we have there relative to the entire company. We have generally not entered into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. At March 31, 2002, we had only one foreign currency forward contract outstanding. The contract requires us to sell U.S. dollars and purchase Japanese yen. The contract amount is $1.0 million, is for a one-year term expiring on September 25, 2002, and contains a forward exchange rate of 114.26 Japanese yen. The foreign currency forward contract was entered into to offset the foreign exchange effects of our Japanese yen intercompany payable, which had a value at March 31, 2002 of $0.9 million. The forward contract and the intercompany payable are each reflected at fair value with gains and losses recorded currently in earnings.

PART II  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on March 6, 2002. At such meeting, the Class A and B stockholders elected the following persons to the Board of Directors by the following votes:


                                                              Shares voted for each           Shares withheld from
             Name                      Share Class                   director                     each director
-------------------------------     -------------------       -----------------------       --------------------------
William O. Grabe                         Class A                       47,043,645                         937,109
Michael D. Fleisher                      Class B                       28,547,087                          93,610
Max D. Hopper                            Class B                       28,544,938                          95,759
Kenneth Roman                            Class B                       28,544,001                          96,696

The stockholders approved the Company's 2002 Employee Stock Purchase Plan. The vote was 59,712,526 shares for, 2,804,523 shares against and 1,561,897 shares abstained.

The stockholders ratified the appointment of KPMG LLP as independent auditors for the Company for the 2002 fiscal year. The vote was 75,294,474 shares for, 1,233,312 shares against and 93,665 shares abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         The Company did not file a report on Form 8-K during the fiscal quarter ended March 31, 2002.

Items 1, 2, 3, and 5 are not applicable and have been omitted.

                                    SIGNATURE







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         Gartner, Inc.




Date  May 14, 2002                               /s/ Regina M. Paolillo
                                                     -----------------------------------
                                                     Regina M. Paolillo
                                                     Executive Vice President
                                                     and Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)