Form 10-Q
period 2002-06-30
GARTNER INC
filed 2002-08-09
CIK 749251

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934.

                       For the Quarter Ended June 30, 2002

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

         The number of shares outstanding of the Registrant's capital stock as of July 31, 2002 was 52,195,655 shares of Class A Common Stock and 30,568,628 shares of Class B Common Stock.


                                TABLE OF CONTENTS


PART I          FINANCIAL INFORMATION


     ITEM 1:    FINANCIAL STATEMENTS                                                Page

                Condensed Consolidated Balance Sheets at June 30, 2002 and
                  September 30, 2001                                                 3

                Condensed Consolidated Statements of Operations for the
                  Three and Nine Months ended June 30, 2002 and 2001                 4

                Condensed Consolidated Statements of Cash Flows for the
                  Nine Months ended June 30, 2002 and 2001                           5

                Notes to Condensed Consolidated Financial Statements                 6

     ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  16

     ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                       30


PART II         OTHER INFORMATION

     ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K                                    32



PART I                   FINANCIAL INFORMATION
Item 1.                  Financial Statements

                                  GARTNER, INC.

                      Condensed Consolidated Balance Sheets
                            (Unaudited, in thousands)

                                                                           June 30, 2002        September 30, 2001
                                                                         -----------------     ------------------
Assets
Current assets:
Cash and cash
    Cash and cash equivalents                                                    $ 109,888              $ 37,128
    Marketable equity securities                                                        18                 3,250
    Fees receivable, net                                                           258,101               300,306
    Deferred commissions                                                            31,934                34,822
    Prepaid expenses and other current assets                                       37,675                73,315
                                                                         -----------------     ------------------
       Total current assets                                                        437,616               448,821

Property, equipment and leasehold improvements, net                                 81,322               100,288
Intangible assets, net                                                             224,219               222,233
Other assets                                                                        62,710                67,660
                                                                         -----------------     ------------------
       Total assets                                                              $ 805,867             $ 839,002
                                                                         =================     ==================

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
    Accounts payable and accrued liabilities                                     $ 130,033             $ 137,751
    Deferred revenues                                                              301,143               351,263
    Short-term debt                                                                     --                15,000
                                                                         -----------------     ------------------
       Total current liabilities                                                   431,176               504,014
                                                                         -----------------     ------------------

Long-term convertible debt                                                         341,188               326,200
Other liabilities                                                                   44,737                43,306

Commitments and contingencies

Stockholders' equity (deficit):
    Preferred stock                                                                     --                    --
    Common stock                                                                        60                    59
    Additional paid-in capital                                                     364,937               342,216

    Unearned compensation, net                                                     (4,194)               (5,145)
    Accumulated other comprehensive loss, net                                     (14,739)              (14,961)
    Accumulated earnings                                                           149,065               116,083
    Treasury stock, at cost                                                      (506,363)             (472,770)
                                                                         -----------------     ------------------
       Total stockholders' equity (deficit)                                       (11,234)
                                                                                                        (34,518)
                                                                         -----------------     ------------------
       Total liabilities and stockholders' equity (deficit)                      $ 805,867             $ 839,002
                                                                         =================     ==================

 See the accompanying notes to the condensed consolidated financial statements.



                                  GARTNER, INC.
                 Condensed Consolidated Statements of Operations
                (Unaudited, in thousands, except per share data)


                                                                     Three months ended              Nine months ended
                                                                          June 30,                        June 30,
                                                             ------------------------------   -------------------------------

                                                                   2002          2001               2002             2001
                                                             ------------------------------   -------------------------------
Revenues:
   Research                                                        $ 121,619     $ 133,203         $ 373,828       $ 405,130
   Consulting                                                         72,611        74,153           194,235         197,329
   Events                                                             38,438        39,126           107,004         118,961
   Other                                                               3,489         3,593            11,580          13,710
                                                             ------------------------------   -------------------------------
           Total revenues                                            236,157       250,075           686,647         735,130
                                                             ------------------------------   -------------------------------
Costs and expenses:
   Cost of services and product development                          106,045       115,210           310,215         351,862
   Selling, general and administrative                                84,412        93,180           259,637         278,788
   Depreciation                                                       10,577        11,008            30,845          29,122
   Amortization of intangibles                                           445         3,052             1,450           9,531
   Other charges                                                          --        31,084            17,246          31,084
                                                             ------------------------------   -------------------------------
           Total costs and expenses                                  201,479       253,534           619,393         700,387
                                                             ------------------------------   -------------------------------

Operating income (loss)                                               34,678       (3,459)            67,254          34,743

Net gain (loss) on sale of investments                                   (1)       (5,451)               791           (640)
Net loss from minority-owned investments                             (2,531)       (6,618)           (2,374)        (11,691)
Interest income                                                         458            258            1,269             1,187
Interest expense                                                     (5,740)       (5,520)          (16,975)        (16,892)
Other income (expense), net                                             452             16                8          (1,584)
                                                             ------------------------------   -------------------------------
Income (loss) from continuing operations before income taxes
                                                                      27,316      (20,774)            49,973            5,123
Provision (benefit) for income taxes                                   9,061      (10,555)            16,991             (973)
                                                             ------------------------------   -------------------------------
Income (loss) from continuing operations                              18,255      (10,219)            32,982            6,096

Gain (loss) from discontinued operation, net of taxes (See
Note 5)                                                                   --         1,765                --        (64,233)

                                                             ------------------------------   -------------------------------
Net income (loss)                                                    $18,255      $(8,454)          $ 32,982       $(58,137)
                                                             ==============================   ===============================

Basic income (loss) per common share:
   Income (loss) from continuing operations                          $  0.22      $ (0.12)           $  0.39         $ 0.07
   Gain (loss) from discontinued operation                                --          0.02                --          (0.74)

                                                             ------------------------------   -------------------------------
           Net income (loss)                                         $  0.22      $ (0.10)           $  0.39         $(0.67)
                                                             ==============================   ===============================
Diluted income (loss) per common share:
   Income (loss) from continuing operations                          $  0.16      $ (0.12)           $  0.32         $ 0.07
   Gain (loss) from discontinued operation                                --          0.02                --          (0.74)

                                                             ------------------------------   -------------------------------
           Net income (loss)                                         $  0.16      $ (0.10)           $  0.32         $(0.67)
                                                             ==============================   ===============================

Weighted average shares outstanding:
            Basic                                                     83,719        86,341            84,072          86,313
            Diluted                                                  132,299        86,341           131,600          86,933


 See the accompanying notes to the condensed consolidated financial statements.


                                  GARTNER, INC.
                 Condensed Consolidated Statements of Cash Flows
                            (Unaudited, in thousands)

                                                                                              Nine months ended
                                                                                                   June 30,
                                                                                      -----------------------------------
                                                                                            2002             2001
                                                                                      -----------------  ----------------
Operating activities:
        Net income (loss)                                                                    $ 32,982         $  (58,137)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Loss from discontinued operation                                                           --             64,233
        Depreciation and amortization of intangibles                                           32,295             38,653
        Deferred compensation expense                                                             895              1,147
        Tax benefit associated with employee exercise of stock options                          1,840                904
        Provision for doubtful accounts                                                         6,422              2,992
        Deferred revenues                                                                     (54,300)           (50,297)
        Deferred tax benefit                                                                      157                408
        Net (gain) loss on sale of investments                                                   (791)               640
        Net loss from minority-owned investments                                                2,374             11,691
        Accretion of interest and amortization of debt issue costs                             16,468             14,127
       Gain from sale of business                                                                (493)                --
       Non-cash charges for facility and workforce reductions                                  17,246                 --
Changes in assets and liabilities, excluding effects of acquisitions and discontinued operation:
 operation:
        Decrease in fees receivable                                                            39,132             39,027
        Decrease in deferred commissions                                                        3,300             14,362
        Decrease in prepaid expenses and other current assets                                  35,015              8,627
        Decrease in other assets                                                                3,223              3,924
        Decrease in accounts payable, accrued and other liabilities                           (22,973)           (39,413)
                                                                                      -----------------  ----------------
Cash provided by operating activities                                                         112,792             52,888
                                                                                      -----------------  ----------------

Investing activities:
        Payment for businesses acquired (excluding cash acquired)                              (4,639)            (8,842)
        Proceeds from sale of investments                                                       6,023             13,476
        Proceeds from sale of business                                                            239                 --
        Additions of property, equipment and leasehold improvements                           (13,701)           (44,133)
                                                                                      -----------------  ----------------
Cash used in investing activities                                                             (12,078)           (39,499)
                                                                                                         ----------------
                                                                                      -----------------

Financing activities:
        Proceeds from the exercise of stock options                                            17,452              3,235
        Proceeds from Employee Stock Purchase Plan offering                                     2,570              3,013
        Proceeds from issuance of debt                                                             --             20,000
        Payments on debt                                                                      (15,000)           (15,000)
        Payments for debt issuance costs                                                         (238)            (5,000)
       Purchase of treasury stock                                                             (34,110)            (5,480)
                                                                                      -----------------  ----------------
Cash provided by (used in) financing activities                                               (29,326)               768
                                                                                      -----------------  ----------------
Net increase in cash and cash equivalents                                                      71,388             14,157
Cash used by discontinued operation                                                                --            (34,203)
Effects of exchange rates on cash and cash equivalents                                          1,372             (2,361)
Cash and cash equivalents, beginning of period                                                 37,128             61,698
                                                                                      -----------------  ----------------
Cash and cash equivalents, end of period                                                    $ 109,888          $  39,291
                                                                                      =================  ================

 See the accompanying notes to the condensed consolidated financial statements.

                                  GARTNER, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

The fiscal year of Gartner, Inc. represents the period from October 1 through September 30. References to "the Company" are to Gartner, Inc. and its subsidiaries. All references to 2002 and 2001, unless otherwise indicated, are to the three and nine months ended June 30, 2002 and 2001, respectively.

Note 2 - Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner, Inc. filed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management's knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of continuing operations for the three and nine months ended June 30, 2002 may not be indicative of the results of continuing operations for the remainder of fiscal 2002. In addition, certain reclassifications have been made to the prior year financial statements to conform to the current year's presentation.

Note 3 - Income Statement Classification of Reimbursements for Out-of-Pocket Expenses Incurred -Emerging Issues Task Force ("EITF") No. 01-14

On January 1, 2002, the Company adopted EITF No. 01-14 requiring characterization of reimbursements received for out-of-pocket expenses as revenues. Out-of-pocket expenses are incidental expenses incurred as part of on-going operations and include, but are not limited to, expenses related to airfare, mileage, hotel stays, out-of-town meals, photocopies and telecommunication and facsimile charges. This consensus must be applied to financial reporting periods beginning after December 15, 2001 with reclassification of prior periods for comparability. The Company adopted the consensus during the quarter ended March 31, 2002. . For the three and nine months ended June 30, 2002, adoption of the consensus caused both revenues and cost of services and product development in the consulting segment to increase by $3.7 million and $8.1 million, respectively. For the three and nine months ended June 30, 2001, adoption of the consensus caused both revenues and cost of services and product development in the consulting segment to increase by $2.5 million and $7.2 million, respectively.

Note 4 - Business Combinations and Goodwill and Other Intangible Assets

On July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." As a result, the purchase method of accounting will be used for all business combinations initiated after June 30, 2001.

On June 10, 2002, the Company announced that it had acquired the remaining 49.9% of People3, Inc., a leading authority on IT human capital. People3 will be integrated with the Human Capital Management practice of the consulting segment to expand capabilities targeted to the general business audience. Prior to this acquisition, the Company owned 50.1% of People3 and consolidated its assets and liabilities and results of operations with those of the Company. Revenues in fiscal 2001 were approximately $9.3 million. The purchase price was $3.9 million, of which $0.2 million was allocated to non-compete agreements, $0.3 million was allocated to database-related assets and $3.4 million was allocated to goodwill. The non-compete agreements are being amortized over the three-year non-compete agreement. The database-related assets are being amortized over their estimated useful life of five years.

During the quarter ended December 31, 2001, the Company acquired AIMS Management Consultants Private Limited, a company in India that provides quantitative research content. The purchase price, net of cash received, was $0.8 million, of which $0.1 million was allocated to tangible assets, $0.7 million was allocated to goodwill, $0.1 million was allocated to non-compete agreements and $0.1 million was allocated to liabilities assumed. The non-compete agreements are being amortized over the five-year non-compete agreement.

Effective October 1, 2001, the Company adopted early SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates goodwill amortization upon adoption and requires an initial assessment for goodwill impairment within six months after initial adoption and at least annually thereafter. Accordingly, no goodwill amortization was recognized during the nine months ended June 30, 2002. The Company completed its initial transitional goodwill impairment assessment in the second fiscal quarter of 2002 and determined that there was no impairment of goodwill and no impairment charge to be recorded as a cumulative effect of a change in accounting principle in accordance with SFAS No. 142.

The following table reconciles the reported net income (loss) and income (loss) per share from continuing operations for the three and nine months ended June 30, 2002 and 2001 to the respective pro forma amount adjusted to exclude goodwill amortization.



In thousands, except per share                                  Three months ended                     Nine months ended
                                                                     June 30,                                June 30,
                                                        -----------------------------------    --------------------------------
                                                             2002               2001               2002               2001
                                                        ----------------    ---------------    -------------      -------------
Income (loss) from continuing operations:

Reported income (loss) from continuing operations              $ 18,255         $(10,219)         $ 32,982          $  6,096
Add back: Goodwill amortization, net of taxes                        --            2,037                --             6,422
                                                        ----------------    ---------------    -------------      -------------
Adjusted income (loss) from continuing operations              $ 18,255         $ (8,182)         $ 32,982           $12,518
                                                        ================    ===============    =============      =============

Basic income (loss) per share from   continuing
    operations:

Reported income (loss) from continuing operations                $ 0.22           $(0.12)           $ 0.39            $ 0.07

Add back: Goodwill amortization, net of taxes                        --             0.02                --              0.07
                                                        ----------------    ---------------    -------------      -------------
Adjusted income (loss) from continuing operations                $ 0.22           $(0.10)           $ 0.39            $ 0.14
                                                        ================    ===============    =============      =============

Diluted income (loss) per share from continuing operations:

Reported income (loss) from continuing operations                $ 0.16           $(0.12)           $ 0.32            $ 0.07

Add back: Goodwill amortization, net of taxes                        --             0.02                --              0.07
                                                        ----------------    ---------------    -------------      -------------
Adjusted income (loss) from continuing operations                $ 0.16           $(0.10)           $ 0.32            $ 0.14
                                                        ================    ===============    =============      =============


Included in the Company's balance sheet as of June 30, 2002 are the following categories of acquired intangible assets (in thousands).

                                                                                     Accumulated
                                                             Gross cost             amortization               Net
                                                          -----------------       ------------------     ----------------
Goodwill
     Research                                                   $ 151,930               $ (30,664)           $ 121,266
     Consulting                                                    75,215                  (7,899)              67,316
     Events                                                        33,441                  (3,001)              30,440
     Other                                                          2,579                    (498)               2,081
                                                          -----------------       ------------------     ----------------
       Total goodwill                                             263,165                 (42,062)             221,103

Intangible assets with finite lives
     Non-compete agreements                                        12,750                 (10,145)               2,605
     Trademarks and tradenames                                      1,727                  (1,216)                 511
                                                          -----------------       ------------------     ----------------
       Total                                                    $ 277,642               $ (53,423)           $ 224,219
                                                          =================       ==================     ================


Amortization related to intangible assets with finite lives was $0.4 million and $0.7 million for the three months ended June 30, 2002 and 2001, respectively, and was $1.4 million and $2.2 million for the nine months ended June 30, 2002 and 2001, respectively. In accordance with SFAS No. 142, the Company reassessed the useful lives of all other intangible assets. There were no changes to such lives and there are no expected residual values associated with these intangible assets. Non-compete agreements are amortized over the term of the individual contracts, generally two to four years, and trademarks and tradenames are amortized over a period of nine to twelve years.

Note 5 - Discontinued Operation

On July 2, 2001, the Company sold its subsidiary, TechRepublic, to CNET Networks, Inc. ("CNET") for approximately $23.5 million in cash and common stock of CNET, before reduction for certain termination benefits. The proceeds were $14.3 million in cash and 755,058 shares of CNET common stock, which had a fair market value of $12.21 per share on July 2, 2001. The consolidated financial statements reflect the disposition of the TechRepublic segment as a discontinued operation in accordance with APB Opinion No. 30. Accordingly, revenues, costs and expenses and cash flows of TechRepublic have been excluded from the respective captions in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows, and have been reported through the date of disposition as "Gain (loss) from discontinued operation, net of taxes" and "Cash used by discontinued operation." During the three months ended June 30, 2001, the Company re-evaluated its expected loss from the sale and reduced the charge made to earnings in the second fiscal quarter of 2001 by $1.8 million.

Summarized financial information for the discontinued operation is as follows (in thousands):

Statements of Operations Data

                                                                            Three months            Nine months ended June
                                                                                ended                      30, 2001
                                                                             June 30, 2001
                                                                       ------------------------     ------------------------
Revenues                                                                                $3,665                     $ 12,367
                                                                       ========================     ========================

Loss from discontinued operation before income taxes                                     $  --                    $(32,574)
(Benefit) for income taxes                                                                  --                      (6,515)
                                                                       ------------------------     ------------------------
     Loss from discontinued operation, net of taxes                                      $  --                    $(26,059)
                                                                       ------------------------     ------------------------
Gain (loss) on disposal of discontinued operation, before income
   taxes                                                                                $1,765                    $(67,095)
(Benefit) for income taxes                                                                  --                     (28,921)
                                                                       ------------------------     ------------------------
     Gain (loss) on disposal, net of taxes                                              $1,765                    $(38,174)
                                                                       ------------------------     ------------------------
Gain (loss) from discontinued operation, net of taxes                                   $1,765                    $(64,233)
                                                                       ========================     ========================


Note 6 - Investments

A summary of the Company's investments in marketable equity securities and other investments at June 30, 2002 and September 30, 2001 are as follows (in thousands):

At June 30, 2002:
                                                                               Gross               Gross
                                                                            Unrealized          Unrealized
                                                           Cost                Gains              Losses            Fair Value
                                                     -----------------    ----------------    ----------------     -------------

Marketable equity securities                                    $  55                 $ 2            $  (39)              $  18
Other investments                                              11,718                  --              (128)             11,590
                                                     -----------------    ----------------    ----------------     -------------
         Total                                               $ 11,773                 $ 2             $(167)           $ 11,608
                                                     =================    ================    ================     =============


At September 30, 2001:
                                                                              Gross         Gross Unrealized
                                                                         Unrealized Gains        Losses
                                                          Cost                                                    Fair Value
                                                    -----------------    -----------------  ------------------  ---------------
Marketable equity securities                               $  5,287                   $2            $(2,039)          $  3,250
Other investments                                            15,248                   --                 --             15,248
                                                    -----------------    -----------------  ------------------  ---------------
         Total                                              $20,535                   $2            $(2,039)           $18,498
                                                    =================    =================  ==================  ===============


At September 30, 2001, marketable equity securities were comprised of 755,058 shares of CNET received in connection with the sale of TechRepublic, which had a fair value of $12.21 per share, or $9.2 million on July 2, 2001, the closing date. Subsequent to the closing, the market value of the CNET shares declined substantially; accordingly, in the fourth quarter of fiscal 2001, the Company recorded a $3.9 million impairment charge in net loss from minority-owned investments, representing an other than temporary decline in market value of the CNET common stock. At September 30, 2001, these shares were reflected in the Condensed Consolidated Balance Sheets at their fair market value of $3.2 million after giving effect to an additional $2.0 million of unrealized losses. During the three months ended December 31, 2001, 747,208 shares of CNET were sold for $6.0 million at a per share price of $8.06 resulting in a pre-tax gain of $0.8 million. The cash proceeds were received in January 2002.

In addition to equity securities owned directly by the Company and through SI Ventures, L.L.C. ("SI I"), a wholly owned affiliate, the Company also owns 34% of SI Venture Fund II, L.P. ("SI II"). Both entities are venture capital funds engaged in making investments in early to mid-stage IT-based or Internet-enabled companies. Both entities are managed by SI Services Company, L.L.C., an entity controlled by the Company's former Chairman of the Board, who continues as an employee of the Company, and certain of the Company's former officers and employees. Management fees paid to SI Services Company, L.L.C. are approximately $1.2 million per year. In addition, the Company provides access to research and the use of certain office space at no cost to SI Services Company, L.L.C. The Company had a total original investment commitment to SI I and SI II of $10.0 million and $30.0 million, respectively. The commitment to SI I has been fully funded in prior years. Of the commitment to SI II, $7.4 million remained unfunded at June 30, 2002. Subsequently, on July 1, 2002, $1.5 million of the remaining commitment was funded. The remaining $5.9 million commitment is expected to be funded in fiscal 2002.

Other investments is comprised of investments in SI I, SI II and cost-based investments. The carrying value of the Company's investments held by SI I and SI II were $2.6 million and $4.3 million, respectively, at June 30, 2002. The carrying value of other cost-based investments was $4.7 million at June 30, 2002. The Company's share of equity gains was $0.1 million for the nine months ended June 30, 2002 and was a loss of $0.3 million for the nine months ended June 30, 2001. During the three and nine months ended June 30, 2002, the Company recognized impairment losses of $2.5 million, in connection with the Company's decision to actively pursue the sale of the investments held in the SI funds. During the three and nine months ended June 30, 2001, the Company recognized impairment losses of $6.4 million and $11.4 million, respectively. These impairment losses, related to equity securities owned through SI I and SI II for other than temporary declines in the value of certain investments, are reflected in "Net loss from minority-owned investments" in the Condensed Consolidated Statements of Operations. The Company made an assessment of the carrying value of its investments and determined that certain investments were in excess of their fair value due to the significance and duration of the decline and due to the valuation of comparable companies operating in the Internet and technology sectors. The impairment factors the Company evaluated may change in subsequent periods, since the entities underlying these investments operate in a volatile business environment. In addition, these entities may require additional financing to meet their cash and operational needs; however, there can be no assurance that such funds will be available to the extent needed at terms acceptable to the entities, if at all. This could result in additional material non-cash impairment charges in the future.

Note 7 - Computations of Income (Loss) per Share of Common Stock

The following table sets forth the reconciliation of the basic and diluted earnings (loss) per share from continuing operations (in thousands, except per share data):

                                                                           Three months ended             Nine months ended
                                                                                June 30,                       June 30,
                                                                     --------------------------------------------------------------
                                                                           2002           2001            2002         2001
                                                                           ----           ----            ----          ----
Basic income (loss) per share:

Income (loss) from continuing operations                                  $ 18,255     $ (10,219)       $ 32,982      $ 6,096
Denominator for basic income per share-weighted average number of
    common shares outstanding                                               83,719        86,341          84,072       86,313
                                                                     ---------------------------------------------------------------
Basic income (loss) per common share from continuing operations           $   0.22     $   (0.12)       $   0.39      $  0.07
                                                                     ===============================================================
Diluted income (loss) per share:
Income (loss) from continuing operations                                  $ 18,255     $ (10,219)       $ 32,982      $ 6,096
After-tax interest on convertible long-term debt                             3,132            --           9,231           --
                                                                     ---------------------------------------------------------------
Income (loss) for purposes of computing diluted income per share          $ 21,387     $ (10,219)       $ 42,213      $ 6,096
                                                                     ===============================================================
Weighted average number of common shares outstanding:                       83,719        86,341          84,072       86,313

Weighted average number of shares relating to convertible long-term         45,651            --          44,984           --
    debt outstanding

Weighted average number of stock compensation shares outstanding             2,929            --           2,544          620
                                                                     ---------------------------------------------------------------
Denominator for diluted income per share-adjusted weighted average         132,299        86,341         131,600       86,933
    number of common shares outstanding
                                                                     ===============================================================
Diluted income (loss) per common share from continuing operations           $ 0.16     $   (0.12)       $   0.32       $ 0.07
                                                                     ===============================================================

For 2002 and 2001, unvested restricted stock awards of 0.2 million and 0.3 million shares, respectively, with grant prices in excess of the average market prices, were not included in the computation of diluted income (loss) per share because the effect would have been anti-dilutive.

For the three months ended June 30, 2002, options to purchase 13.7 million shares of the Company's Class A Common Stock with exercise prices greater than the average market price of $11.66 per share were not included in the computation of diluted income per share because the effect would have been anti-dilutive. For the nine months ended June 30, 2002, options to purchase 14.5 million shares of the Company's Class A Common Stock with exercise prices greater than the average market price of $11.14 per share were not included in the computation of diluted income per share because the effect would have been anti-dilutive. For the three months ended June 30, 2001, options to purchase
37.6 million shares of Class A Common Stock of the Company were not included in the computation of diluted loss per share because the effect would have been anti-dilutive. For the nine months ended June 30, 2001, options to purchase 28.5 million shares of Class A Common Stock of the Company with exercise prices greater than the average market price of $8.48 per share were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

For the three and nine months ended June 30, 2001, a convertible note outstanding issued to Silver Lake Partners, LP ("SLP"), representing approximately 38.7 million and 26.1 million shares of Class A Common Stock, respectively, if converted, and the related interest expense of $4.7 million and $14.0 million, respectively, was not included in the computation of diluted income (loss) per share, because the effect would have been anti-dilutive.

Note 8 - Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity, except those resulting from investments by owners and distributions to owners. The components of comprehensive income (loss) for the three and nine months ended June 30, 2002 and 2001 are as follows (in thousands):

                                                                         Three months ended          Nine months ended
                                                                                June 30,                  June 30,
                                                                   ===========================================================
                                                                        2002             2001           2002           2001
                                                                        ----             ----           ----           ----
Net income (loss)                                                     $ 18,255        $ (8,454)      $ 32,982     $ (58,137)
Foreign currency translation gain (loss)                                 1,684          (1,276)          (770)       (1,056)
Change in unrealized holding gain (loss) on marketable equity
    securities                                                             (26)          4,823            992       (13,730)
                                                                   -----------------------------------------------------------
     Comprehensive income (loss)                                       $19,913        $ (4,907)      $ 33,204     $ (72,923)
                                                                   ===========================================================

The balance of net unrealized holding losses at June 30, 2002 was $0.1 million.

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

The following tables present information about reportable segments (in thousands). The "Other" column consists primarily of software sales and certain other revenues and related expenses that do not meet the segment reporting quantitative thresholds. There are no inter-segment revenues:

Three months ended June 30, 2002                     Research     Consulting       Events         Other       Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                               $121,619       $72,611     $38,438          $3,489          $236,157
Gross contribution                                       79,644        27,756      17,746           2,368           127,514
Corporate and other expenses                                                                                        (92,836)
Net loss on sale of investments                                                                                          (1)
Net loss from minority-owned investments                                                                             (2,531)
Interest income                                                                                                         458
Interest expense                                                                                                     (5,740)
Other income, net                                                                                                       452
Income from continuing operations before
    provision for income taxes                                                                                       27,316

Three months ended June 30, 2001                     Research     Consulting       Events         Other       Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                              $133,203        $74,153       $39,126        $3,593          $250,075
Gross contribution                                      89,901         28,716        18,274           (38)          136,853
Corporate and other expenses                                                                                       (140,312)
Net loss on sale of investments                                                                                      (5,451)
Net loss from minority-owned investments                                                                             (6,618)
Interest income                                                                                                         258
Interest expense                                                                                                     (5,520)
Other income, net                                                                                                        16
Loss from continuing operations before
    benefit for income taxes                                                                                        (20,774)

Nine months ended June 30, 2002                      Research     Consulting       Events         Other       Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                              $373,828       $194,235      $107,004       $11,580          $686,647
Gross contribution                                     247,196         64,316        58,897         6,672           377,081
Corporate and other expenses                                                                                       (309,827)
Net gain on sale of investments                                                                                         791
Net loss from minority-owned investments                                                                             (2,374)
Interest income                                                                                                       1,269
Interest expense                                                                                                    (16,975)
Other income, net                                                                                                         8
Income from continuing operations before
    provision for income taxes                                                                                       49,973


Nine months ended June 30, 2001                      Research     Consulting       Events         Other       Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                               $405,130       $197,329       $118,961       $13,710       $735,130
Gross contribution                                      265,150         56,158         57,968         1,195        380,471
Corporate and other expenses                                                                                      (345,728)
Net loss on sale of investments                                                                                      (640)
Net loss from minority-owned investments                                                                           (11,691)
Interest income                                                                                                      1,187
Interest expense                                                                                                   (16,892)
Other expense, net                                                                                                  (1,584)
Income from continuing operations before
    provision for income taxes                                                                                       5,123

Note 10 - Other Charges

During the nine months ended June 30, 2002, the Company recorded other charges of $17.2 million. Of these charges, $10.0 million relates to costs and losses associated with the elimination of excess facilities, principally leasehold improvements and ongoing lease costs and losses associated with sub-lease arrangements. In addition, approximately $5.8 million of these charges are associated with the Company's workforce reduction announced in January, 2002 and are for employee termination severance and benefits. This workforce reduction has resulted in the elimination of approximately 100 positions, or approximately 2% of the Company's workforce, and the payment of $2.0 million and $4.6 million, respectively, of termination benefits during the three and nine months ended June 30, 2002. The remaining $1.4 million relates to the impairment of certain database-related assets.

 Other charges totaled $31.1 million for the three and nine months ended June 30, 2001. Of these charges, $25.5 million are associated with the Company's workforce reduction announced in April, 2001. This workforce reduction has resulted in the elimination of 383 positions, or approximately 8% of the Company's workforce, and the payment of $0.2 million and $6.2 million, respectively, of termination benefits during the three and nine months ended June 30, 2002. The $25.5 million charge is comprised of employee termination severance and benefits. The remaining $5.6 million charge primarily relates to the write-down of assets and other costs associated with the closure of a business that performed internet customer satisfaction measurement and analysis. Payments of $1.4 million for the involuntary termination severance and benefits remaining at June 30, 2002 will be primarily made over the next two quarters. Payments of $4.8 million relating to facility reductions will be made over the remaining lease terms with the majority occurring over the next two to three years.

The Company is funding the cash costs out of operating cash flows.

Following is a reconciliation of the other charges recorded in fiscal 2001 and 2002 (in thousands):

                                Accrued liability                                                                 Accrued
                                  at September 30,    Additions in         Non-cash                            liability at
                                      2001            Fiscal 2002          charges            Payments         June 30, 2002
                               -----------------    ----------------    --------------     ---------------    ----------------
Facilities reductions                     $  --         $10,014             $ (2,663)          $  (2,529)             $ 4,822


Workforce reductions:
   Fiscal 2001                            6,599                  --                --             (6,213)                 386
   Fiscal 2002                               --               5,808             (162)             (4,599)               1,047

Asset impairment                             --               1,424           (1,424)                  --                  --
                               -----------------    ----------------    --------------     ---------------    ----------------
     Total                              $ 6,599            $ 17,246         $ (4,249)          $ (13,341)             $ 6,255
                               =================    ================    ==============     ===============    ================

The non-cash charges for workforce reductions result from the establishment of a new measurement date for certain stock options upon the modification of the exercise term.

Note 11 - Subsequent Events

Stock Repurchase Program
On July 25, 2002, the Company's Board of Directors increased the authorized stock repurchase program from the previously approved $75 million to up to $125 million of its Class A and Class B Common

Stock. The increase of $50 million is in addition to the $18 million that remains under the previously approved repurchase program. As of June 30, 2002, the Company had acquired 5,294,209 shares of its outstanding common stock at a cost of approximately $56.9 million. Repurchases will be made from time to time over the next two years through open market purchases, through block trades or otherwise. Repurchases are subject to the availability of the stock, prevailing market conditions, the trading price of the stock, and the Company's financial performance. Repurchases will be funded from cash flow from operations and possible borrowings under the Company's existing credit facility. Repurchases will be made proportionately between shares of the two classes of common stock.

Stock Option Plan
On July 25, 2002, the Company's Board of Directors authorized an additional 3.5 million shares of Class A Common Stock to be available for the grant of stock options pursuant to the 1999 Stock Option Plan. The stock options will be granted in the ordinary course of business to employees other than executive officers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

References to "the Company," "we," "our," and "us" are to Gartner, Inc. and its subsidiaries. All references to 2002 and 2001, unless otherwise indicated, are to the three and nine months ended June 30, 2002 and 2001, respectively.

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

Revenue recognition - We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 requires four basic criteria to be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Revenue by significant source is accounted for as follows:

-    Research   contracts   are  comprised   primarily  of  annually   renewable
     subscriptions for research products. Revenues from research products are deferred and recognized ratably over the contract term.

- Consulting revenues, primarily derived from consulting and measurement engagements and strategic advisory services, are recognized as work is performed on a contract by contract basis.

- Events revenues are deferred and recognized upon the completion of the related symposium, conference or exhibition.

- Other revenues includes software licensing fees which are recognized when a signed non-cancelable software license exists, delivery has occurred, collection is probable, and the Company's fees are fixed or determinable.

Uncollectible accounts receivable - Provisions for bad debts are recognized as incurred. The measurement of losses and the allowance for uncollectible accounts receivable is based on historical loss experience, an assessment of current economic conditions and the financial health of specific clients. Total trade receivables at June 30, 2002 was $265.1 million, against which an allowance for losses of approximately $7.0 million was provided. Total trade receivables at September 30, 2001 was $305.9 million, against which an allowance for losses of approximately $5.6 million was provided.

Impairment of investment securities - A charge to earnings is made when a market decline below cost is other than temporary. Management regularly reviews each investment security for impairment based on criteria that include the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. Total investments in equity securities was $11.6 million at June 30, 2002 (See Note 6 - "Investments" in the notes to the condensed consolidated financial statements).

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

Results of Operations

Overall Results

TOTAL REVENUES decreased 6% in the third quarter of fiscal 2002 to $236.2 million compared to $250.1 million for the third quarter of fiscal 2001. Total revenues decreased 7% for the nine months ended June 30, 2002 to $686.6 million, compared to $735.1 million for the nine months ended June 30, 2001. The decreases in total revenues resulted from the decline in demand throughout the entire technology sector and the overall weakness in the general economy. Revenues for the consulting segment include reimbursable out of pocket expenses in accordance with EITF 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." Prior to adoption of EITF 01-14 these expenses were reported on a net basis within costs and expenses. Prior period amounts have been restated. The reimbursable out-of-pocket expenses were $3.7 million and $8.1 million for the three and nine months ended June 30, 2002, respectively and $2.5 million and $7.2 million for the three and nine months ended June 30, 2001, respectively (See Note 3 - "Income Statement Classification of Reimbursements for Out-of-Pocket Expenses Incurred -Emerging Issues Task Force ("EITF") No. 01-14").

o Research revenues decreased 9% in the third quarter of fiscal 2002 to $121.6 million, compared to $133.2 million in the third quarter of fiscal 2001, and comprised 51% and 53% of total revenues in fiscal 2002 and 2001, respectively. Research revenues decreased 8% for the nine months ended June 30, 2002 to $373.8 million, compared to $405.1 million for the same period in fiscal 2001, and comprised 54% and 55% of total revenues in fiscal 2002 and 2001, respectively.

o Consulting revenues decreased 2% in the third quarter of fiscal 2002 to $72.6 million, compared to $74.2 million in the third quarter of fiscal 2001, and comprised 31% and 30% of total revenues in fiscal 2002 and 2001, respectively. Consulting revenues decreased 2% for the nine months ended June 30, 2002 to $194.2 million, compared to $197.3 million for the same period in fiscal 2001, and comprised 28% and 27% of total revenues in fiscal 2002 and 2001, respectively.

o Events revenues decreased 2% in the third quarter of fiscal 2002 to $38.4 million, compared to $39.1 million in the third quarter of fiscal 2001, and comprised 16% of total revenues in fiscal 2002 and 2001. Events revenues decreased 10% for the nine months ended June 30, 2002 to $107.0 million, compared to $119.0 million for the same period in fiscal 2001, and comprised 16% of total revenues in fiscal 2002 and 2001.

o Other revenues, consisting principally of software licensing, decreased 3% in the third quarter of fiscal 2002 to $3.5 million, compared to $3.6 million in the third quarter of fiscal 2001, and comprised 1% of total revenues in fiscal 2002 and 2001. Other revenues decreased 16% for the nine months ended June 30, 2002 to $11.6 million, compared to $13.7 million for the same period in fiscal 2001, and comprised 2% of total revenues in fiscal 2002 and 2001.

COST OF SERVICES AND PRODUCT DEVELOPMENT decreased $9.2 million, or 8%, to $106.0 million in the third quarter of fiscal 2002 from $115.2 million in the third quarter of fiscal 2001. Cost of services and product development decreased $41.6 million, or 12%, to $310.2 million for the nine months ended June 30, 2002 from $351.9 million in the same period of fiscal 2001. The decreases in cost of services and product development resulted from the continued emphasis on cost reductions, including the effects of the workforce reductions during fiscal 2001 and the second quarter of fiscal 2002. Cost of services and product development is expected to continue to be favorably impacted as a result of our on-going cost-reduction initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $8.8 million, or 9%, to $84.4 million in the third quarter of fiscal 2002 from $93.2 million in the third quarter of fiscal 2001. Selling, general and administrative expenses decreased $19.2 million, or 7%, to $259.6 million for the nine months ended June 30, 2002 from $278.8 million for the same period of fiscal 2001. These decreases were primarily the result of sales cost reductions on increased utilization of our inside sales organization, facility reductions, workforce reductions in fiscal 2001 and 2002, and other efforts to closely manage expenses. Selling, general and administrative expenses are expected to continue to be favorably impacted as a result of our ongoing initiatives. Selling, general and administrative expenses for the three months ended June 30, 2002 includes $1.9 million of expenses associated with an executive separation of employment, including $1.3 million of non-cash charges to reflect an extension of time to exercise stock options in accordance with Financial Interpretation No. 44, $0.1 million of non-cash charges relating to vesting of restricted share grants and $0.5 million for the cash severance costs pursuant to an employment agreement.

DEPRECIATION EXPENSE for the third quarter of fiscal 2002 decreased 4% to $10.6 million, compared to $11.0 million for the third quarter of fiscal 2001. The decrease was primarily due to a decrease in fiscal 2002 capital spending, including internal use software development costs. Depreciation expense for the nine months ended June 30, 2002 increased 6% to $30.8 million, compared to $29.1 million for the same period of fiscal 2001. The increase was primarily due to fiscal 2001 capital spending, including internal use software development costs required to support the measurement and software businesses and the launch of the gartner.com web site in January 2001.

AMORTIZATION OF INTANGIBLES of $0.4 million for the third quarter of fiscal 2002 decreased from $3.1 million for the same period in fiscal 2001. Amortization of intangibles of $1.4 million for the nine months ended June 30, 2002 decreased from $9.5 million for the same period in fiscal 2001. The primary reason for the decreases was the early adoption of SFAS No. 142 - "Goodwill and Other Intangible Assets." The standard eliminates goodwill amortization upon adoption and requires an initial assessment for goodwill impairment within six months of adoption and at least annually thereafter. For the three and nine months ended June 30, 2001, goodwill amortization, on an after-tax basis, was $2.0 million and $6.4 million, respectively. As a result of adoption, diluted earnings per share for the three and nine months ended June 30, 2002 improved by $0.02 and $0.07, respectively.

OTHER CHARGES during the nine months ended June 30, 2002 were $17.2 million. Of these charges, $10.0 million relates to costs and losses associated with the elimination of excess facilities, principally leasehold improvements and ongoing lease costs and losses associated with sub-lease arrangements. In addition, approximately $5.8 million of these charges are associated with the Company's workforce reduction announced in January, 2002 and are for employee termination severance and benefits. This workforce reduction has resulted in the elimination of approximately 100 positions, or approximately 2% of the Company's workforce, and the payment of $2.0 million and $4.6 million of termination benefits during the three and nine months ended June 30, 2002, respectively. The remaining $1.4 million relates to the impairment of certain database-related assets. Other charges totaled $31.1 million for the three and nine months ended June 30, 2001. Of these charges, $25.5 million are associated with the Company's workforce reduction announced in April, 2001. This workforce reduction has resulted in the elimination of 383 positions, or approximately 8% of the Company's workforce, and the payment of $0.2 million and $6.2 million, respectively, of termination benefits during the three and nine months ended June 30, 2002. The $25.5 million charge is comprised of employee termination severance and benefits. The remaining $5.6 million charge primarily relates to the write-down of assets and other costs associated with the closure of a business that performed internet customer satisfaction measurement and analysis. Payments of $1.4 million for the involuntary termination severance and benefits remaining at June 30, 2002 will be primarily made over the next two quarters. Payments of $4.8 million relating to facility reductions will be made over the remaining lease terms with the majority occurring over the next two to three years. The Company is funding all of these costs out of operating cash flows.

OPERATING INCOME was $34.7 million in the third quarter of fiscal 2002 compared to a loss of $3.5 million in the third quarter of fiscal 2001. Operating income for the nine months ended June 30, 2002 was $67.3 million, compared to $34.7 million for the same period in fiscal 2001. The improvement in operating income was due to reductions in both cost of services and product development and selling, general and administrative expenses, in part due to increased utilization of our inside sales organization, lower amortization of intangibles due to the adoption of SFAS No. 142, a greater amount of other charges recorded in the third quarter of fiscal 2001 for workforce and facility reductions, and productivity improvements, all offset, in part, by lower revenues.

NET GAIN (LOSS) ON SALE OF INVESTMENTS for the nine months ended June 30, 2002 reflected the first quarter sale of 747,208 shares of CNET Networks, Inc. ("CNET") for $6.0 million resulting in a pre-tax gain of $0.8 million. During the three months ended June 30, 2001, we sold 1,176,795 shares of Jupiter Media Metrix for net cash proceeds of $1.6 million for a pre-tax loss of $6.4 million. During the three months ended June 30, 2001, various other investments were sold for net cash proceeds of $1.1 million for a pre-tax gain of $0.9 million. For the nine months ended June 30, 2001, we sold 1,922,795 shares of Jupiter Media Metrix for net cash proceeds of $7.5 million and a pre-tax loss of $5.6 million; in addition, we received stock distributions from our investment in SI I and SI II. During the nine months ended June 30, 2001, we sold a portion of the shares received as distributions for cash proceeds of $6.0 million for a pre-tax gain of $5.0 million.

NET LOSS FROM MINORITY-OWNED INVESTMENTS was $2.5 million for the third quarter of fiscal 2002 and $6.6 million for the third quarter of fiscal 2001. Net loss from minority-owned investments was $2.4 million for the nine months ended June 30, 2002 and $11.7 million for the nine months ended June 30, 2001. The losses were the result of impairment losses related to equity securities owned by us through SI I and SI II.

INTEREST EXPENSE increased slightly to $5.7 million in the third quarter of fiscal 2002 from $5.5 million in the third quarter of fiscal 2001. Interest expense increased slightly to $17.0 million for the nine months ended June 30, 2002 from $16.9 million for the same period in fiscal 2001. The increases related primarily to increased balances outstanding under our long-term convertible debt due to the addition of interest to the principal balance.

OTHER INCOME (EXPENSE), NET for the third quarter of fiscal 2002 includes net foreign currency exchange gains of $0.5 million. This compares with foreign exchange gains of $0.1 million for the third quarter of fiscal 2001. Other income (expense), net for the nine months ended June 30, 2002 includes net foreign currency exchange losses of $0.6 million, a $0.5 million gain from the sale of a business and other gains of $0.1 million. The business sold during the second quarter of fiscal 2002 provided research on the healthcare market. This compares with foreign exchange losses of $1.5 million and other losses of $0.1 million for the nine months ended June 30, 2001.

PROVISION (BENEFIT) FOR INCOME TAXES was a provision of $9.1 million in the third quarter of fiscal 2002, compared to a benefit of $10.6 million in the same quarter of fiscal 2001. Provision for income taxes was $17.0 million for the nine months ended June 30, 2002, compared to a benefit of $1.0 million for the same period in fiscal 2001. The effective tax rate was 33% and 34% for the three and nine-month periods ended June 30, 2002, respectively. The effective tax rate was a benefit of 51% for the three-month period and a benefit of 19% for the nine-month period ended June 30, 2001, which reflects one-time benefit from foreign tax planning. Excluding the one-time foreign tax benefit, the effective tax rate for the three- and nine- months ended June 30, 2001 would have been 37%. The reduction in the effective tax rate in fiscal 2002 reflects on-going tax planning and the elimination of non-deductible amortization of goodwill pursuant to the adoption of SFAS No. 142. It is expected that the effective tax rate for fiscal 2002 will be 34%.

BASIC AND DILUTED INCOME PER COMMON SHARE. Basic income per common share from continuing operations was $0.22 for the third quarter of fiscal 2002, compared to a loss of $0.12 for the third quarter of fiscal 2001. Diluted income per common share from continuing operations was $0.16 for the third quarter of fiscal 2002, compared with a loss of $0.12 for the third quarter of fiscal 2001. Total diluted income per common share was $0.16 for the third quarter of fiscal 2002 compared to a loss of $0.10 for fiscal 2001. The fiscal 2001 quarter included a gain from discontinued operations of $0.02 per common share. The elimination of goodwill amortization in accordance with the adoption of SFAS No. 142 improved basic and diluted income per share from continuing operations by $0.02 for the third quarter of fiscal 2002 as compared to fiscal 2001. Basic income per common share from continuing operations was $0.39 for the nine months ended June 30, 2002, compared to $0.07 for the same period in fiscal 2001. Diluted income per share from continuing operations was $0.32 for the nine months ended June 30, 2002, compared to $0.07 for the same period in fiscal 2001. Total diluted income per common share was $0.32 for the nine months ended June 30, 2002, compared with a loss of $0.67 for the same period in fiscal 2001. The fiscal 2001 period included a diluted loss from discontinued operations of $0.74 per common share. The elimination of goodwill amortization in accordance with the adoption of SFAS No. 142 improved basic and diluted income per share from continuing operations by $0.07 for the nine months ended June 30, 2002 as compared to the prior year.

Discontinued Operation - TechRepublic

On July 2, 2001, we sold our subsidiary, TechRepublic, to CNET for approximately $23.5 million in cash and common stock of CNET, before reduction for certain termination benefits. The proceeds were $14.3 million in cash and 755,058 shares of CNET common stock, which had a fair market value of $12.21 per share on July 2, 2001. Our consolidated financial statements reflect the disposition of the TechRepublic segment as a discontinued operation in accordance with APB Opinion No. 30. Accordingly, revenues, costs and expenses and cash flows of TechRepublic have been excluded from the respective captions in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows, and have been reported through the date of disposition as "Income (loss) from discontinued operation, net of taxes" and "Net cash used by discontinued operation."

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

Research contracts are generally billable upon signing and are non-cancellable and non-refundable, except for government contracts which have a 30-day cancellation clause. Government contracts have not produced material cancellations to date. With the exception of those government contracts which permit cancellation, it is our policy to record at the time of signing a contract the entire amount of the contract billable as a fee receivable, which represents a legally enforceable claim, and a corresponding amount as deferred revenue. For government contracts which permit cancellation, we bill the client the full amount billable under the contract, but only record a receivable equal to the earned portion of the contract. In addition, we only record deferred revenue on these contracts when cash is received. Deferred revenues attributable to government contracts were $25.4 million and $24.5 million at June 30, 2002 and September 30, 2001, respectively. In addition, at June 30, 2002 and September 30, 2001, we had unrecorded deferred revenues not yet collected of $6.3 million and $13.3 million, respectively, on government contracts which permit cancellation. Accordingly, we have not recorded the receivable and associated deferred revenue for these contracts. We record the commission obligation related to research contracts upon the signing of the contract and amortize the corresponding deferred commission expense over the contract period in which the related revenues are earned.

SEGMENT RESULTS

We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain selling, general and administrative expenses, depreciation, amortization of intangibles and other charges.

Research

Research revenues decreased 9% to $121.6 million for the three months ended June 30, 2002, compared to $133.2 million for the three months ended June 30, 2001. The decline in revenues was due to lower demand throughout the entire technology sector and the overall weakness in the general economy. Research gross contribution of $79.6 million for the three months ended June 30, 2002, decreased 11% from $89.9 million for the three months ended June 30, 2001. Gross contribution margin for the quarter ended June 30, 2002 decreased to 65% from 67% in the prior year. The declines in gross contribution and margin are due to lower revenues for the reasons stated, as well as our investments in growth initiatives such as GartnerG2, a new research service designed specifically for business executives, and Gartner Executive Programs, a concierge-quality service and personalized programs for senior IT executives. Research contract value, which consists of the annualized value of all subscription-based research products with ratable revenue recognition, was $502.9 million at June 30, 2002, a decrease of 9% from $550.3 million at June 30, 2001. The decrease in contract value reflects a decline in demand throughout the entire technology sector as well as overall weakness in the general economy.

Consulting

Consulting revenues decreased 2% to $72.6 million for the three months ended June 30, 2002, compared to $74.2 million for the three months ended June 30, 2001. Revenues for fiscal 2002 reflect a strategic reduction in certain client segments and geographies based on market share, competitive advantage, client size and other factors. The reductions in revenue were partially offset by increases in average project size and length. Consulting gross contribution of $27.8 million for the third quarter of fiscal 2002 decreased 3% from $28.7 million for the third quarter of fiscal 2001. Gross contribution margin for the third quarter of fiscal 2002 decreased to 38% from 39% for the same period in the prior year. Consulting gross contribution and margin decreased over the same period of the prior year due primarily to the decline in revenues for the reasons stated, offset, in part, by the reduction in headcount and elimination of expenses in practice areas and markets that do not have sufficient scale and volume. We continue to focus on larger engagements and on a limited set of practices and markets in which we can achieve significant penetration. Consulting backlog, which represents future revenues to be recognized from in-process consulting, measurement and strategic advisory services engagements increased 4% to $124.4 million at June 30, 2002, compared to $119.8 million at June 30, 2001.

Events

Events revenues decreased 2% to $38.4 million for the three months ended June 30, 2002, compared to $39.1 million for the three months ended June 30, 2001. The decline was primarily due to fewer events as we have eliminated unproven, low-profit events with the expectation of obtaining greater attendee and exhibitor participation at fewer events, the overall weakness in the general economy and lower travel budgets, partially offset by the holding of the Spring Symposium/Itexpo in Europe in the third quarter of 2002 rather than the second quarter as in 2001. Gross contribution of $17.7 million for the three months ended June 30, 2002 decreased 3% from $18.3 million for the three months ended June 30, 2001. Gross contribution margin for the third quarter of fiscal 2002 of 46% decreased from 47% for the third quarter of fiscal 2001. The slight decline in gross contribution and margin was due primarily to the slight decline in revenue for the reasons stated. Deferred revenue for events decreased 24% to $39.0 million at June 30, 2002 as compared to $51.0 million at June 30, 2001. The declines in the Events business are due to our clients' tighter travel budgets, the condition of the overall economy and our decision to eliminate unproven and less profitable events.

Liquidity and Capital Resources

Cash provided by operating activities totaled $112.8 million for the nine months ended June 30, 2002, compared to cash provided by operating activities of $52.9 million for the nine months ended June 30, 2001. The net improvement of $59.9 million was due primarily to higher earnings before discontinued operations, depreciation and amortization of intangibles, non-cash charges for facility and workforce reductions and changes in balance sheet accounts, particularly prepaid expenses and other current assets and accounts payable and accrued liabilities. At September 30, 2001, the federal tax refunds of $27.5 million, for capital loss and foreign tax credit carrybacks, were included in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The refunds were received during the first and second quarters of fiscal 2002. Accounts payable and accrued liabilities were favorably impacted by our ongoing cost reductions.

Cash used in investing activities was $12.1 million for the nine months ended June 30, 2002, compared to $39.5 million for the nine months ended June 30, 2001. The decrease was due primarily to lower amounts spent on capital expenditures and business acquisitions during fiscal 2002, offset slightly by lower proceeds from the sale of investments.

Cash used in financing activities totaled $29.3 million for the nine months ended June 30, 2002, compared to cash provided by financing activities of $0.1 million for the nine months ended June 30, 2001. The cash used in financing activities during fiscal 2002 resulted primarily from the $15.0 million used for the payment of short-term debt and the $34.1 million used for the repurchase of treasury stock offset, in part, by proceeds from the exercise of stock options. During fiscal 2001, $20.0 million was provided from short-term borrowings.

The effect of exchange rates increased reported cash and cash equivalent balances by $1.4 million for the nine months ended June 30, 2002. The decrease for the nine months ended June 31, 2001 was $2.4 million. Total cash used by the discontinued operation was $34.2 million for the nine months ended June 30, 2001. At June 30, 2002, cash and cash equivalents totaled $109.9 million, compared to $39.3 million at June 30, 2001.

Obligations and Commitments

We have a $200.0 million unsecured senior revolving credit facility led by JPMorgan Chase Bank. At June 30, 2002, there were no amounts outstanding under the facility. We are subject to certain customary affirmative, negative and financial covenants under this credit facility, and continued compliance with these covenants could preclude us from borrowing the maximum amount of the credit facility. As a result of these covenants, our borrowing availability at June 30, 2002 was $132.0 million.

On April 17, 2000, we issued in a private placement transaction, $300.0 million of 6% convertible subordinated notes to Silver Lake Partners, L.P. and certain of Silver Lake's affiliates ("SLP"). Interest accrues semi-annually by a corresponding increase in the face amount of the convertible notes. Accordingly, $41.2 million has been added to the face amount of the convertible notes' balance outstanding at June 30, 2002, resulting in a balance outstanding of $341.2 million. These notes are due and payable on April 17, 2005. On or after April 17, 2003, subject to satisfaction of certain customary conditions, we may redeem all of the convertible notes for cash provided that (1) the average closing price of our Class A Common Stock for the twenty consecutive trading days immediately preceding the date the redemption notice is given equals or exceeds $11.175 (150% of the adjusted conversion price of $7.45 per share), and (2) the closing price of our Class A Common Stock on the trading day immediately preceding the date the redemption notice is given also equals or exceeds $11.175. The redemption price is the face amount of the notes plus all accrued interest. If we initiate the redemption, SLP has the option of receiving payment in cash, Class A Common Stock (at a conversion price of $7.45 per share), or a combination of cash and stock. We are under no obligation to initiate any such redemption.

Commencing on April 18, 2003, or prior to that date should there be a change in control of the Company, SLP may convert all or a portion of the notes to stock. If SLP initiates the conversion, we have the option of redeeming all the notes for cash at a price based on the number of shares into which the notes would be converted (at a conversion price of $7.45 per share) and the market price on the date the notice of conversion is given. If we were to redeem all of the notes for cash in response to SLP's election to convert the notes to Class A Common Stock, we would incur a significant earnings charge at the time of the redemption equal to the difference between the market value of our Class A Common Stock at the time of redemption at the conversion price of $7.45 per share and the carrying value of the notes. At June 30, 2002, the notes were convertible into 45.9 million shares with a total market value of $463.4 million, using our June 30, 2002 Class A Common Stock market price of $10.10 per share. On the maturity date, April 17, 2005, we must satisfy any remaining notes for cash equal to the face amount of the notes plus accrued interest; if none of the notes have been redeemed or converted on that date, such amount will be $403.2 million.

We also issue letters of credit in the ordinary course of business. As of June 30, 2002, we had letters of credit outstanding with JPMorgan Chase Bank for $3.8 million, The Bank of New York for $2.0 million, and others for $0.1 million.

We lease various facilities, furniture and computer equipment under operating lease arrangements expiring between 2002 and 2036. Future commitments under non-cancellable operating lease agreements are $7 million for July 1, 2002 through September 30, 2002, and are $24 million, $22 million, $19 million and $16 million for fiscal 2003, 2004, 2005 and 2006, respectively.

The obligations remaining at June 30, 2002 relative to the other charges recorded in fiscal 2001 and in the second quarter of fiscal 2002 were $6.3 million, $4.8 million of which is for the costs of facility reductions, principally lease payments and $1.4 million of which is for involuntary employee termination severance and benefits. Payments for involuntary termination severance and benefits will be primarily made over the next two quarters. Payments relating to facility reductions will be made over the remaining lease terms with the majority occurring over the next two to three years.

We had a total remaining investment commitment to the SI II of $7.4 million at June 30, 2002. Subsequently, on July 1, 2002, $1.5 million of the remaining commitment was funded. The remaining $5.9 million commitment is expected to be funded in fiscal 2002.

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

Stock Repurchase Program

During the three months ended June 30, 2002, pursuant to the stock repurchase program announced in July 2001, we purchased 1,873,000 shares of our common stock in the open market at an average price of $11.16 per share and a total cost of $20.9 million. For the nine months ended June 30, 2002, we purchased 2,968,100 shares of our common stock in the open market at an average price of $11.49 per share and a total cost of $34.1 million. Through June 30, 2002, we repurchased 5,294,209 million shares of our common stock for approximately $56.9 million out of the $75 million approved for the stock repurchase program at an average price of $10.74 per share.

On July 25, 2002, the Company's Board of Directors increased the authorized stock repurchase program from the previously approved $75 million to up to $125 million of its Class A and Class B Common Stock. The increase of $50 million is in addition to the $18 million that remains under the previously approved repurchase program. Repurchases will be made from time to time over the next two years through open market purchases, through block trades or otherwise. Repurchases are subject to the availability of the stock, prevailing market conditions, the trading price of the stock, and the Company's financial performance. Repurchases will be funded from cash flow from operations and possible borrowings under the Company's existing credit facility. Repurchases will be made proportionately between shares of the two classes of common stock.

Factors That May Affect Future Performance.

We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. In addition, our clients and we are affected by the economy. The following section discusses many, but not all, of these risks and uncertainties.

Economic Conditions. Our revenues and results of operations are influenced by economic conditions in general and more particularly by business conditions in the information technology sector. A general economic downturn or recession, anywhere in the world, could negatively effect demand for our products and services and may substantially reduce existing and potential client information technology-related budgets. The current economic downturn in the United States and globally has led to constrained IT spending which has impacted our business and may materially and adversely affect our business, financial condition and results of operations, including the ability to achieve continued customer renewals and achieve new contract value, backlog and deferred events revenue. Moreover, to the extent our clients have been and are in the information technology sector, the severe decline in that sector has had a significant impact. In addition, the September 11th terrorist attacks have led to some unwillingness on the part of clients to travel, thereby impacting our events business.

Competitive Environment. We face direct competition from a significant number of independent providers of information products and services, and the internal marketing and planning organizations of our current and prospective clients. We also compete indirectly against consulting firms and other information providers, including electronic and print media companies, some of which may have greater financial, information gathering and marketing resources than we do. These indirect competitors could choose to compete directly with us in the future. In addition, limited barriers to entry exist in the markets in which we compete. As a result, additional new competitors may emerge and existing competitors may start to provide additional or complementary services. Additionally, technological advances may provide increased competition from a variety of sources. Although our market share has been increasing, increased competition may result in loss of market share, diminished value in our products and services, reduced pricing and increased marketing expenditures. We may not be successful if we cannot compete effectively on quality of research and analysis, timely delivery of information, customer service, the ability to offer products to meet changing market needs for information and analysis, or price.

Renewal of Research Business by Existing Clients. Some of our success depends on renewals of our subscription-based research services, which constituted 51% and 53% of our business in the three months ended June 30, 2002 and 2001, respectively, and 54% and 55% of our business in the nine months ended June 30, 2002 and 2001, respectively. Such service agreements typically have a one-year term. The ability to maintain contract renewals is subject to numerous factors described herein and others. Any material decline in renewal rates could have an adverse impact on our revenues and our financial condition.

Non-Recurring Consulting Engagements. Consulting segment revenues constituted 31% and 30% of our business in the three months ended June 30, 2002 and 2001, respectively, and 28% and 27% of our business in the nine months ended June 30, 2002 and 2001, respectively. Such consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors described herein and others. Any material decline in our ability to replace such consulting arrangements could have an adverse impact on our revenues and our financial condition.

Hiring and Retention of Employees. Our success depends heavily upon the quality of our senior management, sales personnel, analysts, consultants and other key personnel. We face competition for the limited pool of these qualified professionals from, among others, technology companies, market research firms, consulting firms, financial services companies and electronic and print media companies, some of which have a greater ability to attract and compensate these professionals. Some of the personnel that we attempt to hire are subject to non-compete agreements that could impede our short-term recruitment efforts. Any failure to retain key personnel or hire and train additional qualified personnel, as required to support the evolving needs of clients or growth in our business, could adversely affect the quality of our products and services, and therefore, our future business and operating results.

Maintenance of Existing Products and Services. We operate in a rapidly evolving market, and our success depends upon our ability to deliver high quality and timely research and analysis to our clients and to anticipate and understand the changing needs of our clients. Any failure to continue to provide credible and reliable information that is useful to our clients could have a material adverse effect on future business and operating results. Further, if our predictions prove to be wrong or are not substantiated by appropriate research, our reputation may suffer and demand for our products and services may decline. In addition, we must continue to improve our methods for delivering our products and services in a cost effective manner. Failure to increase and improve our Internet capabilities could adversely affect our future business and operating results.

Introduction of New Products and Services. The market for our products and services are characterized by rapidly changing needs for information and analysis. To maintain our competitive position, we must continue to enhance and improve our products and services, develop or acquire new products and services in a timely manner, and appropriately position and price new products and services relative to the market place and our costs of producing them, which costs may be substantial. Any failure to successfully achieve client acceptance of new products and services could have a material adverse effect on our business, results of operations or financial position.

International Operations. A substantial portion of our revenues is derived from sales outside of North America, representing 34% and 33% of our business for the nine months ended June 30, 2002 and 2001, respectively. As a result, our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of exchange rate fluctuations and tariffs and other trade barriers, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, different or overlapping tax structures, higher levels of United States taxation on foreign income, and the difficulty of enforcing client agreements and collecting accounts receivable and protecting intellectual property rights in international jurisdictions. Additionally, we rely on local distributors or sales agents in some international locations. If any of these arrangements are terminated by our agent or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis or clients of the local distributor or sales agent may not want to continue to do business with us or our new agent.

Branding. We believe that our Gartner brand is critical to our efforts to attract and retain clients and that the importance of brand recognition will increase as competition increases. We may expand our marketing activities to promote and strengthen the Gartner brand and may need to increase our marketing budget, hire additional marketing and public relations personnel, expend additional sums to protect the brand and otherwise increase expenditures to create and maintain client brand loyalty. If we fail to effectively promote and maintain the Gartner brand, or incur excessive expenses in doing so, our future business and operating results could be materially and adversely impacted.

Investment Activities. We maintain investments in equity securities in private and publicly traded companies through direct ownership and through wholly and partially owned venture capital funds. The companies we invest in are primarily early to mid-stage IT-based and Internet-enabled businesses. The risks related to such investments, due to their nature and the volatile public markets, include the possibilities that anticipated returns may not materialize or could be significantly delayed. In addition, these entities may require additional financing to meet their cash and operational needs; however, there can be no assurance that such funds will be available to the extent needed at terms acceptable to the entities, if at all. As a result, our financial results and financial position could be materially impacted.

Indebtedness. Through our $341 million convertible notes we have incurred significant indebtedness. Additionally, we have a $200 million senior revolving credit facility under which we can incur significant additional indebtedness and which subjects us to various affirmative, negative and financial covenants, which could limit our future financial flexibility. The associated debt service could impair future operating results. Further, the outstanding debt could limit the amount of cash or additional credit available to us, which in turn could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue business opportunities that may arise in the future and involve substantial investments of additional capital. Although we have the right to redeem the convertible notes in certain circumstances, there can be no assurance that we will be able to obtain sufficient capital on a commercially reasonable basis, or at all, in order to fund a redemption. Even if we could obtain sufficient capital to fund a redemption, it could materially adversely impact our future business and operating results. On the maturity date, April 17, 2005, we must satisfy any remaining notes for cash equal to the face amount of the notes plus accrued interest; if none of the notes have been redeemed or converted on that date, such amount will be $403.2 million. The payment of this amount could materially adversely impact our future business and operating results.

Convertible Notes. Commencing on April 18, 2003, or sooner in certain circumstances upon a change in control of us, the holders of our $341 million convertible notes may elect to convert all or a portion of the notes to shares of our Class A Common Stock. If all or a substantial portion of the notes are converted, the note holders will own a substantial number of shares of our Class A Common Stock. At June 30, 2002, all the notes were convertible into 45.9 million shares of our Class A Common Stock, based upon the conversion price of $7.45 per share, or 35.5% of our Class A and Class B Common Stock, taken together, that would then be outstanding. We may redeem the notes if the holders elect to convert them (see "Obligations and Commitments" and "Indebtedness" above). If we do not redeem the notes and all or a substantial portion of the notes are converted, our stockholders may experience significant dilution of their current stockholdings, the holders may be able to exercise significant control over us and the price of our Class A Common Stock may be affected negatively if such shares of our Class A Common Stock are sold in the open market.

Organizational and Product Integration Related to Acquisitions. We have made and may continue to make acquisitions of, or significant investments in, businesses that offer complementary products and services. The risks involved in each acquisition or investment include the possibility of paying more than the value we derive from the acquisition, dilution of the interests of our current stockholders or decreased working capital, increased indebtedness, the assumption of undisclosed liabilities and unknown and unforeseen risks, the ability to integrate successfully the operations and personnel of the acquired business, the ability to retain key personnel of the acquired company, the time to train the sales force to market and sell the products of the acquired company, the potential disruption of our ongoing business and the distraction of management from our business. The realization of any of these risks could adversely affect our business.

Enforcement of our Intellectual Rights. We rely on a combination of copyright, patent, trademark, trade secret, confidentiality, non-compete and other contractual provisions to protect our intellectual property rights. Despite our efforts to protect our intellectual property rights, unauthorized third parties may obtain and use technology or other information that we regard as proprietary. In addition, our intellectual property rights may not survive a legal challenge to their validity or provide significant protection for us. Further, the laws of certain countries do not protect our proprietary rights to the same extent as the laws of the United States. Accordingly, we may not be able to protect our intellectual property against unauthorized third-party copying or use, which could adversely affect our competitive position. Our employees are subject to non-compete agreements. When the non-competition period expires, former employees may compete against us. If a former employee chooses to compete against us prior to the expiration of the non-competition period, there is no assurance that we will be successful in our efforts to enforce the non-compete provision.

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

Agreements with IMS Health Incorporated. In connection with our recapitalization in July 1999, we agreed to certain restrictions on business activity to reduce the risk to IMS Health and its stockholders of substantial tax liabilities associated with the spin-off by IMS Health of its equity interest in us. We also agreed to assume the risk of such tax liabilities if we were to undertake certain business activities that give rise to the liabilities. As a result, we may be limited in our ability to undertake acquisitions involving the issuance of a significant amount of stock unless we were to seek and obtain a ruling from the IRS that the transaction will not give rise to such tax liabilities. In addition, we agreed to certain limits on the purchase of our Common Stock under the terms of the recapitalization.

Potential Fluctuations in Operating Results. Our quarterly and annual operating income may fluctuate in the future as a result of many factors, including the timing of the execution of research contracts, which typically occurs in the fourth quarter of our fiscal year, the extent of completion of consulting engagements, the timing of Symposia and other events, which occur to a greater extent in our fiscal first quarter, the amount of new business generated, the mix of domestic and international business, changes in market demand for our products and services, the timing of the development, introduction and marketing of new products and services, and competition in the industry. An inability to generate sufficient earnings and cash flow, and achieve our forecasts, may impact our operating and other activities. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and an unreliable indication of future operating results.

EURO CONVERSION

Twelve of the fifteen member countries of the European Union previously established fixed conversion rates between their sovereign currencies and a new currency called the "euro" and adopted the euro as their common legal currency. Effective January 1, 2002, participating countries adopted the euro as their single currency. The participating countries issued new euro-denominated bills and coins for use in cash transactions. Effective July 1, 2002, legacy currency is no longer legal tender for any transactions, making conversion to the euro complete. We do not believe that the translation of financial transactions into euros has had, or will have, a significant effect on our results of operations, liquidity or financial condition. Additionally, we do not anticipate any material impact from the euro conversion on our financial information systems, which accommodate multiple currencies. Costs associated with the adoption of the euro have not been and are not expected to be significant and are being expensed as incurred.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2002, Statement of Financial Accounting Standards No. 145,
"Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") was issued. FASB Statement No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and Statement No. 64 related to the same matter. FAS 145 requires gains and losses from certain debt extinguishment to not be reported as extraordinary items when the use of debt extinguishment is part of the risk management strategy. Statement No. 44 was issued to establish transitional requirements for motor carriers relative to intangible assets. Those transitions are completed, therefore Statement 44 is no longer necessary. SFAS No. 145 also amends Statement No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 (Fiscal 2003 for Gartner). The provisions relating to sale-leaseback are effective for transactions after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position or results of operations.

In July 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principle difference between SFAS 146 and EITF 94-3 relates to the timing of liability recognition. Under SFAS 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to borrowing under long-term debt which consists of a $200.0 million multi-bank unsecured senior revolving credit facility led by JPMorgan Chase Bank and $341.2 million of 6% convertible subordinated notes. At June 30, 2002, there were no amounts outstanding under the revolving credit facility. Under the revolving credit facility, the interest rate on borrowings is based on LIBOR plus an additional 100 to 200 basis points based on our debt-to-EBITDA ratio. We believe that an increase or decrease of 10% in the effective interest rate on available borrowings from the senior revolving credit facility, if fully utilized, will not have a material effect on future results of operations. The conversion price of the convertible notes, which have a fixed interest rate, is $7.45 per share. The number of shares of Class A Common Stock issuable upon conversion of the notes on June 30, 2002 was 45.9 million shares with a total market value of $463.4 million, using our June 30, 2002 Class A Common Stock market price of $10.10 per share. Commencing on April 17, 2003, or prior thereto in certain circumstances upon a change in control of us, the note holder can convert the notes into shares of Class A Common Stock. Although we have the right to redeem the notes in certain circumstances, including after a conversion election, there can be no assurance that we will be able to obtain sufficient capital on a commercially reasonable basis, or at all, to fund a redemption.

We are exposed to market risk as it relates to changes in the market value of equity investments. We invest in equity securities of public and private companies directly and indirectly through SI I and SI II. We own 100% of SI I and 34% of SI II. SI I and SI II are engaged in making venture capital investments in early-to mid-stage IT-based or Internet-enabled companies (see
Note 6 - "Investments" in the Notes to the Condensed Consolidated Financial Statements). As of June 30, 2002, we had equity investments totaling $11.6 million. These investments are inherently risky as the businesses are typically in early development stages and may never develop. Furthermore, certain of these investments are in publicly traded companies whose shares are subject to significant market price volatility. Adverse changes in market conditions and poor operating results of the underlying investments may result in us incurring additional losses or an inability to recover the carrying value of our investments. We do not attempt to reduce or eliminate the market exposure on our investments in equity securities and may incur additional losses related to these investments. If there were a 100% adverse change in the value of our equity portfolio as of June 30, 2002, this would result in a non-cash impairment charge of $11.6 million.

We face two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the stockholders' equity (deficit) section of the Condensed Consolidated Balance Sheets. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the United States dollar. Since the functional currency of our foreign operations is generally the local currency, foreign currency translation adjustments are reflected as a component of stockholders' equity (deficit) and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in results of operations. We have generally not entered into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. At June 30, 2002, we had only one foreign currency forward contract outstanding. The contract requires us to sell U.S. dollars and purchase Japanese yen. The contract amount is $1.0 million, is for a one-year term expiring on September 27, 2002, and contains a forward exchange rate of 114.26 Japanese yen. The foreign currency forward contract was entered into to offset the foreign exchange effects of our Japanese yen intercompany payable, which had a value at June 30, 2002 of $0.9 million. The forward contract and the intercompany payable are each reflected at fair value with gains and losses recorded currently in earnings.

PART II  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits
         --------

         Exhibit 99 - Certification Pursuant to 18 U.S.C. Section 1350,
                      as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

(b)      Reports on Form 8-K
         -------------------

         The Company did not file a report on Form 8-K during the fiscal quarter ended June 30, 2002.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Gartner, Inc.




Date: August 9, 2002                     /s/ Regina M. Paolillo
                                         -----------------------------------
                                                  Regina M. Paolillo
                                                  Executive Vice President
                                                  and Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                                                     Exhibit 99


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Gartner, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Michael D. Fleisher, Chief Executive Officer of the Company, and Regina M. Paolillo, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Michael D. Fleisher                 /s/ Regina M. Paolillo
-----------------------                 ----------------------
Michael D. Fleisher                     Regina M. Paolillo
Chief Executive Officer                 Chief Financial Officer
August 9, 2002                          August 9, 2002