Form 10-K
period 2002-09-30
GARTNER INC
filed 2002-12-27
CIK 749251

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Registrant, as of November 29, 2002, was approximately $794.1 million. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares outstanding of the Registrant's capital stock as of November 29, 2002 was 51,747,492 shares of Common Stock, Class A and 30,189,028 shares of Common Stock, Class B.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders of the Registrant currently scheduled to be held on February 13, 2003 are incorporated by reference into Part III of this Report.

                                  GARTNER, INC.
                         2002 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS



                                     PART I

Item 1.                              Business                                                             3
Item 2.                              Properties                                                           4
Item 3.                              Legal Proceedings                                                    5
Item 4.                              Submission of Matters to a Vote of Security Holders                  5

                                     PART II

Item 5.                              Market for Registrant's Common Equity and Related Stockholder
                                       Matters                                                            5
Item 6.                              Selected Consolidated Financial Data                                 6
Item 7.                              Management's Discussion and Analysis of Financial Condition and
                                     Results of Operations                                                7
Item 7a.                             Quantitative and Qualitative Disclosures about Market Risk          20
Item 8.                              Consolidated Financial Statements and Supplementary Data            21
Item 9.                              Changes and Disagreements with Accountants on Accounting and
                                       Financial Disclosure                                              21

                                     PART III

Item 10.                             Directors and Executive Officers of the Registrant                  21
Item 11.                             Executive Compensation                                              21
Item 12.                             Security Ownership of Certain Beneficial Owners and Management
                                     and Related Stockholder Matters                                     21
Item 13.                             Certain Relationships and Related Transactions                      21
Item 14.                             Controls and Procedures                                             21

                                     PART IV

Item 15.                             Exhibits, Consolidated Financial Statement Schedule and Reports
                                       on Form 8-K                                                       22
Report by Management                                                                                     26
Independent Auditors' Report                                                                             27
Consolidated Balance Sheets                                                                              28
Consolidated Statements of Operations                                                                    29
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss)                30
Consolidated Statements of Cash Flows                                                                    32
Notes to Consolidated Financial Statements                                                               33
Certification  Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to
   Section 302 of the Sarbanes - Oxley Act of 2002                                                       59
Independent Auditors' Report on Consolidated Financial Statement Schedule                                61
Schedule II - Valuation and Qualifying Accounts                                                          63

PART I

ITEM 1.  BUSINESS.

GENERAL

Gartner, Inc., founded in 1979, is a leading independent provider of research and analysis on information technology, computer hardware, software, communications and related technology industries ("the IT industry"). We provide comprehensive coverage of the IT industry to approximately 10,000 client organizations. We are organized into three business segments: research, consulting and events.

o RESEARCH products and services highlight industry developments, review new products and technologies, provide quantitative market research, and analyze industry trends within a particular technology or market sector.

o CONSULTING consists primarily of consulting, measurement engagements and strategic advisory services (paid one-day analyst engagements) ("SAS"), which provide assessments of cost performance, efficiency and quality focused on the IT industry.

o EVENTS consists of various symposia, conferences and exhibitions focused on the IT industry.

MARKET OVERVIEW

In today's dynamic IT marketplace, vendors continually introduce new products with a wide variety of standards and shorter life cycles. The users of technology - almost all organizations - must keep abreast of these new developments, and make major financial commitments to new IT systems and products. To plan and purchase effectively, these users of technology need independent, objective third-party research and consultative services.

While the pace of IT investments has slowed significantly, we believe that technology accounts for a significant portion of all capital spending. The intense scrutiny on technology spending ensures our products and services remain necessary in the current economy because clients still need value-added, independent and objective research and analysis of the IT market.

MARKET LEADERSHIP. We are a leading provider of independent and objective research and analysis of the IT industry, and a source of insight about technology acquisition and deployment. Our global research community provides provocative thought leadership. We employ more research analysts than any competitor. Hundreds of our experienced consultants combine our objective, independent research with a practical, sought-after business perspective focused on the IT industry. Our events are among the world's largest of their kind: gathering highly qualified audiences of senior business executives, IT professionals, purchasers and vendors of IT products and services.

PRODUCTS AND SERVICES

Our principal products and services are Research, Consulting and Events.

o RESEARCH. We devote an experienced research team to significant IT product categories. Our staff researches, publishes reports and responds to telephone and e-mail inquiries from clients. Clients receive information through a number of electronic delivery formats - primarily gartner.com - as well as CD-ROM and print media. Most clients purchase annually renewable subscription contracts for our research products. Our research products include highlights of industry developments and trends, new product and technology evaluations, quantitative market research, and comparative analysis of an individual organization's IT operations. We also provide clients with IT trends and vendor strategies, statistical analysis, growth projections, and market share rankings of suppliers and vendors. This information is useful to IT manufacturers and the financial community; it also helps business leaders formulate, implement and execute their growth strategies. Our research products and services include our core research business, Dataquest, Gartner Executive Programs ("EXP") and GartnerG2. Dataquest helps IT and telecom vendors and investors formulate product and investment plans, evaluate competition, assess market position, and define future strategies. Gartner EXP is a program for CIO's and other senior IT executives, offering concierge-level service and a personalized research program. GartnerG2 is an advisory service that helps business leaders and strategists drive business growth and manage technology's impact on business models and processes.

o CONSULTING. Our consulting staff provides customized project consulting on the delivery, deployment and management of high-tech products and services. We offer consulting through eight specialized practices: Enterprise Solutions, IT Strategy & Management, Architecture & Technology, Human Capital Management, Strategic Sourcing, Market & Business Strategies, Public Sector and General Advisory Services. Our measurement services provide performance management, benchmarking, continuous improvement and best practices services. SAS engagements, performed by Gartner research analysts, provide a customized assessment of the client's specific business requirements.

o EVENTS. Gartner Events include symposia, conferences, and exhibitions that provide comprehensive coverage of IT issues and forecasts of key IT industry segments. Our flagship event is Symposia/ITxpo, which is held twice a year across the world. Fall

     Symposium/ITxpo typically takes place in Orlando, Florida; Cannes, France; Tokyo, Japan; and Sydney, Australia. Spring Symposium/ITxpo typically takes place in San Diego, California; Florence, Italy; and Johannesburg, South Africa. Throughout the year, we sponsor other conferences, seminars and briefings throughout the world. Our events provide premier educational and networking opportunities for top IT decision-makers and technology providers.

COMPETITION

We believe that the principal competitive factors that differentiate us from our competitors are:

o    high quality, independence and objectivity of our research and analysis;

o multi-faceted expertise across the IT industry and its technologies, both legacy and emerging;

o our position as a research company with broad consulting capabilities, and a consulting firm with research analysts;

o    timely delivery of information;

o the ability to offer products that meet changing market needs at competitive prices; and

o    superior customer service.

We believe we compete favorably with respect to each of these factors.

We face competition from a significant number of independent providers of information products and services. We compete indirectly against consulting firms and other information providers, including electronic and print media companies. These indirect competitors could choose to compete directly with us in the future. Limited barriers to entry exist in the markets in which we do business. As a result, new competitors may emerge and existing competitors may start to provide additional or complementary services. Increased competition may result in us losing market share, diminished value in our products and services, reduced pricing and increased sales and marketing expenditures.

RESEARCH AND INNOVATION

We are committed to developing leading-edge ideas. We believe that research and innovation have been major factors in our success and will help us continue to grow in the future. We use our research to help create, commercialize and disseminate innovative technology-related research and analysis. Our research, consulting and events are designed to generate early insights into how technology can be used to create business solutions for our clients and to develop business strategies with significant value.

INTELLECTUAL PROPERTY

Our success has resulted in part from proprietary methodologies, software, reusable knowledge capital and other intellectual property rights. We rely on a combination of copyright, patent, trademark, trade secret, confidentiality, non-compete and other contractual provisions to protect our intellectual property rights. We have policies related to confidentiality and ownership and to the use and protection of Gartner's intellectual property, and we also enter into agreements with our employees as appropriate.

We recognize the value of intellectual property in the new marketplace and vigorously create and protect our intellectual property. We will continue to vigorously identify, create and protect our intellectual property.

EMPLOYEES

As of September 30, 2002, we had 4,039 employees, of which 769 employees were located at our headquarters in Stamford, Connecticut; 1,867 were located at our other facilities in the United States; and 1,403 were located outside of the United States. None of our employees is represented by a private non-governmental collective bargaining arrangement. We have experienced no work stoppages and consider our relations with employees to be favorable. On October 30, 2002, we announced that we expect to make moderate reductions to our workforce as we continue to align our business resources with revenue expectations.

ITEM 2. PROPERTIES.

Our headquarters is located in approximately 224,000 square feet of leased office space in four buildings located in Stamford, CT. These facilities accommodate research and analysis, marketing, sales, client support, production and corporate administration. The leases on these facilities expire in 2010. We have a significant presence in the United Kingdom with approximately 82,000 square feet of leased office space in two buildings located in Egham, UK. We have 36 domestic and 45 international locations that support our research and analysis, domestic and international sales efforts and other functions. We believe that our existing facilities and leases are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS.

We are involved in legal proceedings and litigation arising in the ordinary course of business. We believe the outcome of all current proceedings, claims and litigation will not have a material effect on our financial position or results of operations when resolved in a future period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matter to a vote of our stockholders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of November 29, 2002, there were approximately 111 holders of record of our Class A Common Stock and approximately 3,721 holders of record of our Class B Common Stock. Our Class A and Class B Common Stock trade on the New York Stock Exchange under the symbols IT and ITB, respectively. The Class B Common Stock is identical in all respects to the Class A Common Stock, except that the Class B Common Stock is entitled to elect at least 80% of the members of our Board of Directors. While subject to periodic review, the current policy of our Board of Directors is to retain all earnings primarily to provide funds for continued growth.

The following table sets forth the high and low closing prices for our Class A Common Stock and Class B Common Stock as reported on the New York Stock Exchange for the periods indicated.

CLASS A COMMON STOCK

                                              FISCAL YEAR 2002                 FISCAL YEAR 2001
                                        ---------------------------       ---------------------------
                                           HIGH             LOW              HIGH             LOW
                                        ----------       ----------       ----------       ----------
First Quarter ended December 31         $    11.69       $     8.50       $    12.38       $     5.66
Second Quarter ended March 31           $    13.48       $    11.00       $     9.16       $     6.01
Third Quarter ended June 30             $    13.45       $     9.82       $    11.00       $     5.80
Fourth Quarter ended September 30       $     9.82       $     7.75       $    11.17       $     8.40

CLASS B COMMON STOCK

                                             FISCAL YEAR 2002                  FISCAL YEAR 2001
                                        ---------------------------       ---------------------------
                                           HIGH             LOW              HIGH             LOW
                                        ----------       ----------       ----------       ----------
First Quarter ended December 31         $    11.70       $     8.07       $    10.94       $     4.95
Second Quarter ended March 31           $    13.20       $    10.86       $     8.45       $     5.81
Third Quarter ended June 30             $    13.05       $     9.00       $     9.81       $     5.50
Fourth Quarter ended September 30       $     9.84       $     7.67       $    10.60       $     8.05

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.


FISCAL YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                2002         2001         2000         1999         1998
                                                                  ----------   ----------   ----------   ----------   ----------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
     Research ..................................................  $  496,403   $  535,114   $  509,781   $  479,045   $  433,141
     Consulting ................................................     273,692      276,292      216,667      156,444      116,929
     Events ....................................................     121,991      132,684      108,589       75,581       49,121
     Other .....................................................      15,088       18,794       27,414       29,768       48,740
                                                                  ----------   ----------   ----------   ----------   ----------
         Total revenues ........................................     907,174      962,884      862,451      740,838      647,931

Total costs and expenses .......................................     810,799      920,370      778,320      607,470      502,201
                                                                  ----------   ----------   ----------   ----------   ----------
Operating income ...............................................      96,375       42,514       84,131      133,368      145,730
Net gain (loss) on sale of investments .........................         787         (640)      29,630           --       (1,973)
Net loss from minority-owned investments .......................      (2,365)     (26,817)        (775)        (846)        (511)
Interest income ................................................       1,845        1,616        3,936        9,518        9,650
Interest expense ...............................................     (22,869)     (22,391)     (24,900)      (1,272)         (94)
Other expense, net .............................................        (170)      (3,674)        (722)      (1,521)      (1,681)
                                                                  ----------   ----------   ----------   ----------   ----------
Income (loss) from continuing operations before income taxes ...      73,603       (9,392)      91,300      139,247      151,121
Provision (benefit) for income taxes ...........................      25,025       (9,172)      36,447       50,976       62,774
                                                                  ----------   ----------   ----------   ----------   ----------
Income (loss) from continuing operations .......................      48,578         (220)      54,853       88,271       88,347
Loss from discontinued operation, net of taxes .................          --      (65,983)     (27,578)          --           --

Extraordinary loss on debt extinguishment, net of taxes ........          --           --       (1,729)          --           --
                                                                  ----------   ----------   ----------   ----------   ----------
Net income (loss) ..............................................  $   48,578   $  (66,203)  $   25,546   $   88,271   $   88,347
                                                                  ==========   ==========   ==========   ==========   ==========
Weighted average shares outstanding:
Basic ..........................................................      83,586       85,862       86,564      101,881      100,194
Diluted ........................................................     130,882       85,862       89,108      104,603      105,699

NET INCOME (LOSS) PER SHARE:
Basic:
     Income (loss) from continuing operations ..................  $     0.58   $    (0.00)  $     0.63   $     0.87   $     0.88
     Loss from discontinued operation ..........................          --        (0.77)       (0.31)          --           --

     Extraordinary loss ........................................          --           --        (0.02)          --           --
                                                                  ----------   ----------   ----------   ----------   ----------
     Net income (loss) .........................................  $     0.58   $    (0.77)  $     0.30   $     0.87   $     0.88
                                                                  ==========   ==========   ==========   ==========   ==========
Diluted:
     Income (loss) from continuing operations ..................  $     0.47   $    (0.00)  $     0.62   $     0.84   $     0.84
     Loss from discontinued operation ..........................          --        (0.77)       (0.31)          --           --

     Extraordinary loss ........................................          --           --        (0.02)          --           --
                                                                  ----------   ----------   ----------   ----------   ----------
     Net income (loss) .........................................  $     0.47   $    (0.77)  $     0.29   $     0.84   $     0.84
                                                                  ==========   ==========   ==========   ==========   ==========

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents and marketable equity securities .....  $  124,793   $   40,378   $   97,102   $   88,894   $  218,684
Fees receivable, net ...........................................     264,843      300,306      323,849      282,047      239,243
Other current assets ...........................................      65,397      105,690      157,823       61,243       53,152
                                                                  ----------   ----------   ----------   ----------   ----------
         Total current assets ..................................     455,033      446,374      578,774      432,184      511,079
Property, equipment, and leasehold improvements, net ...........      76,161      100,288       88,402       63,592       50,801
Intangibles and other assets ...................................     293,656      292,340      305,185      307,668      270,991
                                                                  ----------   ----------   ----------   ----------   ----------
         Total assets ..........................................  $  824,850   $  839,002   $  972,361   $  803,444   $  832,871
                                                                  ==========   ==========   ==========   ==========   ==========

Deferred revenues ..............................................  $  306,978   $  351,263   $  384,966   $  354,517   $  288,013
Other current liabilities ......................................     130,364      152,751      170,051      105,056      116,292
                                                                  ----------   ----------   ----------   ----------   ----------
         Total current liabilities .............................     437,342      504,014      555,017      459,573      404,305
Long-term debt .................................................     346,300      326,200      307,254      250,000           --
Other liabilities ..............................................      46,098       43,306       35,270       19,385       13,628
Stockholders' equity (deficit) .................................      (4,890)     (34,518)      74,820       74,486      414,938
                                                                  ----------   ----------   ----------   ----------   ----------
Total liabilities and stockholders' equity (deficit) ...........  $  824,850   $  839,002   $  972,361   $  803,444   $  832,871
                                                                  ==========   ==========   ==========   ==========   ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as "may," "will," "expects," "should," "believes," 'plans," "anticipates," "estimates," "predicts," "potential," "continue," or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Factors That May Affect Future Results" below. Readers should not place undue reliance on these forward-looking statements, which reflect management's opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers should review carefully any risk factors described in our reports filed with the Securities and Exchange Commission.

BUSINESS STRATEGY

With the convergence of IT and business, technology has become increasingly more important - not just to technology professionals, but also to business executives. We are an independent and objective research and advisory firm that helps IT and business executives use technology to build, guide, and grow their enterprises.

We employ a diversified business model that leverages the breadth and depth of our research intellectual capital while enabling us to maintain and grow our market-leading position and brand franchise. Our strategy is to align our resources and our infrastructure to leverage that intellectual capital into additional revenue streams through effective packaging, campaigning and cross-selling of our products and services. Our diversified business model provides multiple entry points and synergies that facilitate increased client spending on our research, consulting and events. A key strategy is to increase business volume with our most valuable clients, identifying relationships with the greatest sales potential and expanding those relationships where possible by offering strategically relevant research and analysis.

We intend to maintain a balance between (1) generating profitability through a streamlined cost structure and (2) pursuing opportunities and applying resources with a strict focus on growing our core research business.

Our primary objectives:

o    RIGOROUS EXPENSE CONTROL

     o Leverage our global infrastructure to effectively control worldwide costs;

     o Broaden the use of our inside, desk-based sales channel, which has a lower cost of sales than our other sales channels;

     o Eliminate non-strategic, less profitable products, processes and geographic markets; and

     o    Reduce our cost of delivery.

o    ENHANCED PRODUCTIVITY & CLIENT SATISFACTION

     o Continually analyze and assess our client, product and market portfolios;

     o    Optimize analyst productivity and consultant utilization measures; and

     o Strengthen client retention rates and other indicators of client satisfaction.

o    LONG-TERM RESEARCH GROWTH

     o Invest modestly in initiatives aligned with our core competencies that are capable of delivering results, including - but not limited to Gartner EXP and GartnerG2;

     o Refine product packaging, delivery, marketing, sales and account management capabilities;

     o    Increase the percentage of multi-service client relationships;

     o Leverage and expand existing client relationships with key decision-makers for our products and services; and

     o Identify and gain new clients within our most important and target audience.

o    FINANCIAL MANAGEMENT

     o    Increase liquidity and strengthen our balance sheet; and

     o Manage capital expenditures, foreign exchange exposure and tax planning.

BUSINESS MEASURES

Research revenues are derived from subscription contracts for research products. Revenues from research products are deferred and recognized ratably over the contract term.

Consulting revenues are recognized primarily on a percentage of completion basis and on a time and materials basis as work is performed and services are provided on a contract-by-contract basis.

Events revenues are deferred and recognized upon the completion of the related symposium, conference or exhibition.

Other revenues includes software licensing fees which are recognized when a signed non-cancelable software license exists, delivery has occurred, collection is probable, and the fees are fixed or determinable. Revenue from software maintenance is deferred and recognized ratably over the term of the maintenance agreement, which is typically twelve months.

We believe the following business measurements are important performance indicators for our business segments.

           REVENUE CATEGORY             BUSINESS MEASUREMENTS
           ---------------------------- ----------------------------------------
           Research                     CONTRACT VALUE represents the value
                                        attributable to all of our
                                        subscription-related research products
                                        that recognize revenue on a ratable
                                        basis. Contract value is calculated as
                                        the annualized value of all subscription research contracts in effect at a specific point in time, without regard to the duration of the contract.

                                        CLIENT RETENTION RATE represents a
                                        measure of client satisfaction and
                                        renewed business relationships at a
                                        specific point in time. Client retention is calculated on a percentage basis by dividing our current clients who were also clients a year ago, by all clients from a year ago.

           ---------------------------- ----------------------------------------
           Consulting                   CONSULTING BACKLOG represents future
                                        revenue to be derived from in-process
                                        consulting, measurement and strategic
                                        advisory services engagements.


           ---------------------------- ----------------------------------------
           Events DEFERRED EVENTS REVENUE represents billings and relates directly to our future symposia, conferences and exhibitions. Events revenues are deferred and recognized upon the completion of the related symposium, conference or exhibition.





FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

Our quarterly and annual revenue and operating income fluctuate as a result of many factors, including the timing of the execution of research contracts, the extent of completion of consulting engagements, the timing of Symposia and other events, which occur to a greater extent in the quarter ended December 31, the amount of new business generated, the mix of domestic and international business, changes in market demand for our products and services, the timing of the development, introduction and marketing of new products and services, and competition in the industry. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires the application of appropriate accounting policies. Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements. Management considers the policies discussed below to be critical to an understanding of our financial statements because their application requires complex and subjective judgements and estimates. Specific risks for these critical accounting policies are described below.

REVENUE RECOGNITION - We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in

Financial Statements ("SAB 101"). Revenue by significant source is accounted for as follows:

     o Revenues from research products are deferred and recognized ratably over the applicable contract term;

     o Consulting revenues are recognized primarily on a percentage of completion basis and on a time and materials basis as work is performed and services are provided on a contract-by-contract basis;

     o Events revenues are deferred and recognized upon the completion of the related symposium, conference or exhibition; and

     o Other revenues, principally software licensing fees, are recognized when a signed non-cancelable software license exists, delivery has occurred, collection is probable, and the fees are fixed or determinable.

UNCOLLECTIBLE ACCOUNTS RECEIVABLE - Provisions for bad debts are recognized as incurred. The measurement of likely and probable losses and the allowance for uncollectible accounts receivable is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires material estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients' liquidity and credit quality, other factors negatively impacting our clients' ability to pay their obligations as they come due, and the quality of our collection efforts. Total trade receivables at September 30, 2002 were $271.8 million, against which an allowance for losses of approximately $7.0 million was provided. Total trade receivables at September 30, 2001 were $305.9 million, against which an allowance for losses of approximately $5.6 million was provided.

IMPAIRMENT OF INVESTMENT SECURITIES - A charge to earnings is made when a market decline below cost is other than temporary. Management regularly reviews each investment security for impairment based on criteria that include the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, the valuation of comparable companies and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. Total investments in equity securities was $12.7 million and $18.5 million at September 30, 2002 and 2001, respectively (see Note 5 - Investments in the Notes to the Consolidated Financial Statements).

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS - The evaluation of goodwill is performed in accordance with SFAS No. 142, - "Goodwill and Other Intangible Assets." Among other requirements, this standard eliminated goodwill amortization upon adoption and required an initial assessment for goodwill impairment within six months of adoption and at least annually thereafter. The evaluation of other intangible assets is performed on a periodic basis and losses are recorded when the assets carrying value is not recoverable through future cash flows. These assessments require management to estimate future business operations and market and economic conditions in developing long-term forecasts. Goodwill is evaluated for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger a review for impairment include the following:

     o Significant under-performance relative to historical or projected future operating results;

     o Significant changes in the manner of our use of acquired assets or the strategy for our overall business;

     o    Significant negative industry or economic trends;

     o    Significant decline in our stock price for a sustained period, and

     o    Our market capitalization relative to net book value.

ACCOUNTING FOR INCOME TAXES - As we prepare our consolidated financial statements, we estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and we establish a valuation allowance, to the extent we believe that recovery is not likely.

CONTINGENCIES AND OTHER LOSS RESERVES - We establish reserves for severance costs, contract terminations and asset impairments as a result of actions we undertake to streamline our organization, reposition certain businesses and reduce ongoing costs. Estimates of costs to be incurred to complete these actions, such as future lease payments, sublease income, the fair value of assets, and severance and related benefits, are based on assumptions at the time the actions are initiated. To the extent actual costs differ from those estimates, reserve levels may need to be adjusted. In addition, these actions may be revised due to changes in business conditions that we did not foresee at the time such plans were approved.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2002 VERSUS FISCAL YEAR ENDED SEPTEMBER 30, 2001

Total revenues decreased 6% to $907.2 million in fiscal 2002 compared to $962.9 million in fiscal 2001. The fiscal 2001 revenues and cost of services for the consulting segment have been reclassified to include reimbursable out-of-pocket expenses in accordance with new accounting requirements adopted in 2002.

o RESEARCH revenue decreased 7% in fiscal 2002 to $496.4 million, compared to $535.1 million in fiscal 2001, and comprised approximately 55% and 56% of total revenues in fiscal 2002 and 2001, respectively.

o CONSULTING revenue decreased 1% to $273.7 million in fiscal 2002, compared to $276.3 million in fiscal 2001, and comprised approximately 30% and 29% of total revenues in fiscal 2002 and 2001, respectively.

o EVENTS revenue was $122.0 million in fiscal 2002, a decrease of 8% from the $132.7 million in fiscal 2001, and comprised approximately 13% of total revenues in fiscal 2002 versus 14% in fiscal 2001.

o OTHER revenues, consisting principally of software licensing and maintenance fees, decreased 20% to $15.1 million in fiscal 2002 from $18.8 million in fiscal 2001.

Revenue has declined in our three defined geographic market areas: United States and Canada, Europe, and Other International. Revenues from sales to United States and Canadian clients decreased 7% to $595.3 million in fiscal 2002 from $641.9 million in fiscal 2001. Revenues from sales to European clients decreased 3% to $242.1 million in fiscal 2002 from $250.0 million in fiscal 2001. Revenues from sales to Other International clients decreased 2% to $69.7 million in fiscal 2002 from $71.1 million in fiscal 2001.

Cost of services and product development expenses were $403.7 million and $450.5 million for fiscal 2002 and fiscal 2001, respectively. The cost of services and product development expenses decreased as a percentage of total revenues to 45% from 47%. The decrease is attributable to reduced personnel costs associated with headcount reductions, more effective cost management of events and other cost savings, including reduced travel.

Selling, general and administrative expenses decreased to $345.4 million in fiscal 2002 from $370.1 million in fiscal 2001. The decrease was due to reduced payroll associated with lower headcount, reduced travel, telephone and other infrastructure costs across the entire company.

Depreciation expense increased to $42.5 million in fiscal 2002 from $40.9 million in fiscal 2001, primarily due to the depreciation of significant capital expenditures in the previous year for internal use software development required to support the business and also due to the amortization of costs associated with the launch of gartner.com in January 2001.

Amortization of intangibles of $1.9 million in fiscal 2002 was down from $12.4 million in fiscal 2001. The primary reason for the decrease was the early adoption of SFAS No. 142. For the year ended September 30, 2001, goodwill amortization was $9.5 million, and on an after-tax basis, was $8.4 million. As a result of adoption, diluted earnings per share for the year ended September 30, 2002 improved by $0.09.

During fiscal 2002, we recorded other charges of $17.2 million. Of these charges, $10.0 million relates to costs and losses associated with our elimination of excess facilities, principally leased facilities and ongoing lease costs and losses associated with sub-lease arrangements. In addition, approximately $5.8 million of these charges are associated with a workforce reduction announced in January 2002 and are for employee termination severance payments and related benefits. This workforce reduction resulted in the elimination of approximately 100 positions, or approximately 2% of our workforce at the time, and the payment of $5.3 million of termination benefits during the fiscal year ended September 30, 2002. The remaining $1.4 million relates to the impairment of certain database-related assets. Other charges totaled $46.6 million for the fiscal year ended September 30, 2001. Of these charges, $24.8 million was associated with our workforce reduction announced in April 2001. This workforce reduction resulted in the elimination of 383 positions, or approximately 8% of our workforce at the time, and the payment of $6.4 million and $18.2 million of termination benefits during the fiscal years ended September 30, 2002 and 2001, respectively. The $24.8 million charge is comprised of employee termination severance payments and related benefits. Approximately $14.3 million of the other charges are associated with the write-down of goodwill and other long-lived assets to net realizable value as a result of our decision to discontinue certain unprofitable products, and $7.5 million of the charge is associated primarily with the write-off of internally developed systems retired in connection with the launch of gartner.com and seat-based pricing. At September 30, 2002, $4.7 million remains to be paid, relating to the other charges recorded in both 2001 and 2002. The payments are expected to be made primarily over the next two to three years. We are funding all of these costs out of operating cash flows.

Operating income increased to $96.4 million in fiscal 2002 compared to $42.5 million in fiscal 2001. In fiscal 2002, our United States, Canadian and European businesses experienced an increase in operating income of 119% and 113%, respectively. Our Other International business experienced an operating loss for the year, which was slightly lower than a year ago. On a consolidated basis, operating income as a percentage of total revenues was 11% and 4%, respectively, for fiscal 2002 and 2001. Operating income was impacted, in part, by other charges of $17.2 million and $46.6 million in fiscal 2002 and 2001, respectively, and additional costs associated with the re-architecture of our Internet capabilities and our research methodology and delivery processes in fiscal 2001. Excluding the other charges, operating income for fiscal 2002 and 2001 was 13% and 9%, respectively, of total revenues. We decreased our staff by approximately 8% in the second half of fiscal 2001 and 2% in mid-fiscal 2002 and, in the fourth quarter of 2001, decreased the expense-to-revenue ratio associated with our cost of services and selling, general and administrative expenses through various cost-reduction initiatives. The improvement in operating income was also impacted by lower amortization of intangibles due to the adoption of SFAS No. 142. Amortization of goodwill was $9.5 million in fiscal 2001.

Net gain (loss) from the sale of investments for the year ended September 30, 2002 reflected the sale of 748,118 shares of CNET Networks, Inc. ("CNET") for $6.0 million, resulting in a pre-tax gain of $0.8 million. We acquired this investment as partial consideration for our sale of TechRepublic to CNET in July 2001. Net loss on the sale of investments in fiscal 2001 of $0.6 million includes the sale of our remaining 1,922,795 shares of Jupiter Media Metrix ("Jupiter") for net cash proceeds of $7.5 million for a pre-tax loss of $5.6 million, offset in part by the sale of shares received from our venture capital funds, SI Venture Associates ("SI I"), SI Venture Fund II ("SI II") and other securities for net cash proceeds of $6.9 million for a pre-tax gain of $5.0 million.

Net loss from minority-owned investments in fiscal 2002 and 2001 of $2.4 million and $26.8 million, respectively, were primarily the result of impairment losses related to investments owned by us through SI I, SI II and other directly owned investments for other than temporary declines in value. These investments are comprised of early to mid-stage IT-based or Internet-enabled companies. We made an assessment of the carrying value of our investments and determined that certain investments were in excess of their fair value due to the significance and duration of the decline in valuation of comparable companies operating in the internet and technology sectors (see Note 5 - Investments in the Notes to Consolidated Financial Statements). The impairment factors evaluated by management may change in subsequent periods, given that the entities underlying these investments operate in a volatile business environment. In addition, these entities may require additional financing to meet their cash and operational needs, however, there can be no assurance that such funds will be available to the extent needed, at terms acceptable to the entities, if at all. This could result in additional material non-cash impairment charges in the future. We intend to sell all of our investments owned through SI I and SI II.

Interest expense increased to $22.9 million in fiscal 2002 from 22.4 million in fiscal 2001. The increase relates primarily to increased interest expense on the 6% convertible long-term debt compared to fiscal 2001. Interest income of $1.8 million in fiscal 2002 was up from $1.6 million in fiscal 2001 due to a higher average balance of funds available for investment, offset in part, by lower interest earnings rates. Other expense, net decreased to $0.2 million in fiscal 2002 from $3.7 million in fiscal 2001. The decrease relates primarily to lower foreign currency exchange losses of $2.7 and a $0.5 million gain from the sale of a business in the second quarter of fiscal 2002.

Provision for income taxes on continuing operations was $25.0 million in fiscal 2002 compared to a benefit of $9.2 million in fiscal 2001. The effective tax rate was 34% for the year ended September 30, 2002. The effective tax rate in 2001, less the impact of a one-time tax benefit of $14.5 million due to the utilization of foreign tax credits in the second half of 2001 and other charges and losses on investments and related tax impact, was 37%. The reduction in the effective tax rate in fiscal 2002 reflects on-going tax planning and the elimination of non-deductible amortization of goodwill pursuant to the adoption of SFAS No. 142. A more detailed analysis of the changes in the provision (benefit) for income taxes is provided in Note 14 - Income Taxes of the Notes to Consolidated Financial Statements.

Basic income (loss) per share from continuing operations was $0.58 per share in fiscal 2002 compared to $0.00 per share in fiscal 2001. Diluted income (loss) per share from continuing operations of $0.47 per share in fiscal 2002 compared to $0.00 per share in fiscal 2001. The elimination of goodwill amortization in accordance with SFAS No. 142 improved basic and diluted income per share from continuing operations by $0.10 and $0.09, respectively, for fiscal 2002 as compared to fiscal 2001.

SEGMENT ANALYSIS

We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain selling, general and administrative expenses, depreciation, amortization of intangibles and other charges.

Research

Research revenues of $496.4 million in fiscal 2002 were down 7% from $535.1 million in 2001. The decline in revenues was due to lower demand throughout the entire technology sector and the overall weakness in the general economy. Research's gross contribution in fiscal 2002 decreased 7% to $326.3 million from $352.6 million in fiscal 2001. Research's gross contribution margin was 66% in fiscal 2002 and 2001. Although revenues declined, gross contribution margin remained flat, in part due to reductions in expenses. The decline in gross contribution was due to lower revenues. For 2003, our focus will be on stabilizing, then growing contract value while maintaining a streamlined cost structure. Our strategy is to expand our research business with larger clients.

Our research client retention rate was 75% for fiscal 2002 compared to 74% for fiscal 2001. Total research contract value decreased 11% to approximately $496.0 million at September 30, 2002 from $556.0 million at September 30, 2001. The decrease in contract value reflects a decline in demand throughout the entire technology sector as well as overall weakness in the general economy.

Consulting

Consulting revenues of $273.7 million in fiscal 2002 were down 1% from $276.3 million in 2001. Revenues for fiscal 2002 reflect a strategic reduction in certain client segments and geographies based on market share, competitive advantage, client size and other factors. The reduction in revenue was partially offset by increases in average project size and length. Consulting's gross contribution increased by 13% to $97.9 million in fiscal 2002 from $86.9 million in fiscal 2001. Consulting's gross contribution margin of 36% in fiscal 2002 increased from 31% in fiscal 2001 primarily due to reduced expenses, higher utilization rates and higher billing rates. We continue to focus on larger engagements and on a limited set of practices and markets in which we can achieve significant penetration. We have reduced headcount and eliminated expenses in practice areas and markets where we do not have sufficient scale and volume.

Consulting backlog decreased 10% to approximately $107.6 million at September 30, 2002 from $119.0 million at September 30, 2001. The decrease in backlog primarily reflects the overall weakness in the general economy.

Events

Events revenues of $122.0 million in fiscal 2002 were down 8% from $132.7 million in 2001. The decline was primarily due to (1) fewer events due to the strategic elimination of less profitable and unproven events with the expectation of obtaining greater attendee and exhibitor participation at higher-profit events, (2) the overall weakness in the general economy and (3) lower travel budgets. Events' gross contribution increased by 3% to $65.4 million in fiscal 2002 from $63.6 million in fiscal 2001 with gross contribution margin of 54% in 2002 compared to 48% in fiscal 2001. The increase in gross contribution and margin was due to better cost management and the elimination of less profitable events.

Deferred events revenue decreased 24% to approximately $53.6 million at September 30, 2002 from $70.5 million at September 30, 2001. The decrease in deferred events revenue was due primarily to less favorable economic conditions and to fewer events as described above.

SUBSEQUENT EVENTS

On October 30, 2002, we announced that we expect to incur an estimated charge of about $25 million in the quarter ending December 31, 2002, for reductions in facilities and workforce as we continue to align our business resources with revenue expectations.

On October 30, 2002, we announced that our Board of Directors approved a change of our fiscal year from September 30 to December 31. The change in fiscal year end will better align our overall operations with our sales organization, which was already operating under a December 31 year end to correspond with the year end of the majority of our clients as well as our competitors. We expect to file an audited Form 10-K transition report for the three-month period ended December 31, 2002.

FISCAL YEAR ENDED SEPTEMBER 30, 2001 VERSUS FISCAL YEAR ENDED SEPTEMBER 30, 2000

Total revenues increased 12% to $962.9 million in fiscal 2001 compared to $862.5 million in fiscal 2000.

o RESEARCH revenue increased 5% in fiscal 2001 to $535.1 million, compared to $509.8 million in fiscal 2000, and comprised approximately 56% and 59% of total revenues in fiscal 2001 and 2000, respectively.

o CONSULTING revenue increased 28% to $276.3 million in fiscal 2001, compared to $216.7 million in fiscal 2000, and comprised approximately 29% and 25% of total revenues in fiscal 2001 and 2000, respectively.

o EVENTS revenue was $132.7 million in fiscal 2001, an increase of 22% over the $108.6 million in fiscal 2000, and comprised approximately 14% of total revenues in fiscal 2001 versus 13% in fiscal 2000.

o OTHER revenues, consisting principally of software licensing and maintenance fees, decreased 31% to $18.8 million in fiscal 2001 from $27.4 million in fiscal 2000.

Revenue grew in our three defined geographic market areas: United States and Canada, Europe, and Other International. Revenues from sales to United States and Canadian clients increased 13% to $641.9 million in fiscal 2001 from $569.5 million in fiscal 2000. Revenues from sales to European clients increased 8% to $249.9 million in fiscal 2001 from $231.6 million in fiscal 2000. Revenues from sales to Other International clients increased by 16% to $71.1 million in fiscal 2001 from $61.4 million in fiscal 2000.

Cost of services and product development expenses were $450.5 million and $395.6 million for fiscal 2001 and fiscal 2000, respectively. The costs of services and product development expenses increased as a percentage of total revenues to 47% from 46%. The increase is attributable to growth in personnel costs associated with the development and delivery of products and services.

Selling, general and administrative expenses increased to $370.1 million in fiscal 2001 from $341.9 million in fiscal 2000. The increase was due to recruiting and facilities costs related to the growth in personnel as well as increases in sales costs associated with revenue growth.

Depreciation expense increased to $40.9 million in fiscal 2001 from $27.8 million in fiscal 2000, primarily due to capital spending and internal use software development costs required to support business growth, including the launch of the new gartner.com web site in January 2001. Amortization of intangibles of $12.4 million in fiscal 2001 was down from $13.0 million in fiscal 2000.

During 2001, we recorded other charges of $46.6 million. Of these charges, $24.8 million are associated with the workforce reduction announced in April 2001. This workforce reduction has resulted in the elimination of 383 positions, or approximately 8% of our workforce. Approximately $14.3 million of the other charges are associated with the write-down of goodwill and other long-lived assets to net realizable value as a result of the decision to discontinue certain unprofitable products, and $7.5 million of the charge is associated primarily with the write-off of internally developed systems in connection with the launch of gartner.com and seat-based pricing. At September 30, 2001, $6.6 million of the termination benefits relating to the workforce reduction remained to be paid. We are funding these costs out of operating cash flows.

Operating income decreased 49% to $42.5 million in fiscal 2001 compared to $84.1 million in fiscal 2000. In fiscal 2001, our United States, Canadian, and European businesses experienced declines in operating income of 49% and 21%, respectively. Our Other International business experienced an operating loss for the year. These operating results were all impacted by the other charges recorded during fiscal 2001. On a consolidated basis, operating income as a percentage of total revenues was 4% and 10%, respectively, for fiscal 2001 and 2000. Operating income was impacted, in part, by other charges and costs associated with the re-architecture of our Internet capabilities and research methodology and delivery processes, and higher growth in lower margin consultative services. Excluding the other charges, operating income for fiscal 2001 was 9% of total revenues. We decreased our staff by approximately 8% in the second half of fiscal 2001 and, in the fourth quarter, decreased the expense to revenue ratio on selling, general and administrative expense by 2.4 percentage points as compared to the fourth quarter of last year. As a result of our cost reduction initiatives, operating margin improved from 8% for the first six months of the fiscal year to 11% for the second half, all excluding other charges.

Net loss on sale of investments in fiscal 2001 of $0.6 million includes the sale of the remaining 1,922,795 shares of Jupiter for net cash proceeds of $7.5 million for a pre-tax loss of $5.6 million, offset in part by the sale of shares received from our venture capital funds, SI I and SI II for net cash proceeds of $6.0 million for a pre-tax gain of $5.0 million. Net gain on sale of investments in fiscal 2000 reflects the sale of 1,995,950 shares of Jupiter for net cash proceeds of $55.5 million for a pre-tax gain of $42.9 million. This gain was partially offset by the sale of our 8% investment in NETg, Inc., a subsidiary of Harcourt, Inc., to an affiliate of Harcourt, Inc. for $36.0 million in cash that resulted in a pre-tax loss of approximately $6.6 million. We acquired this investment as consideration for our sale of GartnerLearning in September 1998. In addition, in fiscal 2000 we settled a claim arising from the sale of GartnerLearning to NETg, Inc. The claim asserted that we had breached a contractual commitment under a joint venture to co-produce a product when the business was sold. The claim was settled for approximately $6.7 million and has been recorded as a loss on sale of investments.

Net loss from minority-owned investments in fiscal 2001 of $26.8 million was primarily the result of impairment losses related to investments owned by us through SI I, SI II and other directly owned investments for other than temporary declines in value. We made an assessment of the carrying value of our investments and determined that certain investments were in excess of their fair value due to the significance and duration of the decline in valuation of comparable companies operating in the internet and technology sectors (see Note 5 - Investments in the Notes to Consolidated Financial Statements). The impairment factors evaluated by management may change in subsequent periods, given that the entities underlying these investments operate in a volatile business environment. In addition, these entities may require additional financing to meet their cash and operational needs, however, there can be no assurance that such funds will be available to the extent needed, at terms acceptable to the entities, if at all. This could result in additional material non-cash impairment charges in the future.

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

Basic income (loss) per common share from continuing operations was $(0.00) per common share in fiscal 2001 compared to $0.63 per common share in fiscal 2000. Diluted income (loss) per common share from continuing operations decreased to $(0.00) per share in fiscal 2001 compared to $0.62 per share in fiscal 2000.

On July 2, 2001, we sold our subsidiary, TechRepublic, to CNET for approximately $23.5 million in cash and common stock of CNET, before reduction for certain termination benefits. The proceeds were $14.3 million in cash and 755,058 shares of CNET common stock, which had a fair market value of $12.21 per share on July 2, 2001. From July 2, 2001 through September 30, 2001, the market value of the CNET shares declined substantially; as a result, we recorded a $3.9 million impairment charge in net loss from minority-owned investments representing an other than temporary decline in market value of the CNET common stock. The Consolidated Financial Statements have been restated to reflect the disposition of the TechRepublic segment as a discontinued operation in accordance with APB Opinion No. 30. Accordingly, revenues, costs and expenses, assets, liabilities, and cash flows of TechRepublic have been excluded from the respective captions in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash

Flows, and have been reported through the date of disposition as "Loss from discontinued operation," "Net assets of discontinued operation," and "Net cash used by discontinued operation," for all periods presented. During 2001, we recorded a pre-tax loss of $66.4 million ($39.9 million after tax) to recognize the loss on the sale of TechRepublic. This pre-tax loss includes a write-down of $42.4 million of assets, primarily goodwill, to net realizable value, operating losses through the date of sale of $6.5 million, severance and related benefits of $8.3 million, and other sale-related costs and expenses, including costs associated with the closure of facilities, of $9.2 million.

SEGMENT ANALYSIS

Research

Research revenues grew 5% to $535.1 million in fiscal 2001, as compared to $509.8 million in the prior fiscal year. The increase was due primarily to higher client retention in North America, the continued successful migration of clients from legacy to seat-based pricing, the increased penetration of new buying centers within existing clients and continued focus on the growth of GartnerG2 and Gartner EXP. The new pricing structure provides broader access to research compared to the traditional individual research subscription. During fiscal 2001, we launched GartnerG2, a new research service designed specifically to help business executives use technology to enhance business growth and productivity. Research gross contribution in fiscal 2001 increased to $352.6 million from $341.1 million in fiscal 2000. Gross contribution margin decreased slightly to 66% in fiscal 2001 from 67% in fiscal 2000, primarily a result of the investments in gartner.com and the launch of GartnerG2. Gross contribution margin increased to 67% for the second half of fiscal 2001 from 64% for the first half, due in large part to cost reduction measures instituted during the year.

Consulting

Consulting revenues grew 28% to $276.3 million in fiscal 2001 as compared to $216.7 million in the prior fiscal year. The increase was due primarily to an increase in the number of projects, increased project size, and increases in billing rates. Consulting gross contribution increased by 15% to $86.9 million in fiscal 2001 from $75.7 million in fiscal 2000. Consulting gross contribution margin of 31% in fiscal 2001 decreased from 35% in fiscal 2000, primarily due to increases in compensation expense related to the hiring of additional personnel in the first half of fiscal 2001, coupled by an increase in non-billable services, such as training, participation in annual symposia events, and increased selling activity. Gross contribution margin increased to 39% for the second half of fiscal 2001 from 22% for the first half, due in large part to cost reduction measures instituted during the year.

Events

Events revenues grew 22% to $132.7 million in fiscal 2001 as compared to $108.6 million in the prior fiscal year. The increase was due to greater attendance at existing and new events, as well as increased sponsorship and exhibit revenues. Events' gross contribution increased by 26% to $63.6 million in fiscal 2001 from $50.6 million in fiscal 2000, with gross contribution margin of 48% in 2001 compared to 47% in fiscal 2000. The increase in gross contribution margin was due to the leveraging of existing events and an overall increase in sponsorship and exhibitor sales.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities during fiscal 2002 was $145.6 million, compared to $73.5 million during fiscal 2001. The increase was primarily due to significantly higher income from continuing operations, lower amounts of termination payments associated with workforce reductions and changes in balance sheet working capital accounts.

Cash used in investing activities totaled $19.4 million for fiscal 2002, compared to $44.6 million used in fiscal 2001. Cash used in investing activities during fiscal 2002 and 2001 included $19.6 million and $57.5 million, respectively, for additions to property, equipment and leasehold improvements. These additions in fiscal 2002 were primarily the result of investments in infrastructure systems. These cash uses in fiscal 2002 were partially offset by proceeds from the sale of marketable securities of $6.0 million. The additions to property, equipment and leasehold improvements in fiscal 2001 were primarily the result of investments in gartner.com and other infrastructure systems. These cash uses in fiscal 2001 were partially offset by proceeds from the sale of marketable securities and discontinued operations of $14.4 million and $10.5 million, respectively. Cash used for business acquisitions was $4.5 million and $12.0 million for fiscal 2002 and 2001, respectively.

Cash used in financing activities totaled $40.1 million in fiscal 2002, compared to $18.9 million in fiscal 2001. The cash used in financing activities in fiscal 2002 resulted primarily from the purchase of treasury stock of $47.0 million (see discussion below under Stock Repurchases) and the repayment of credit facility loans ($15.0 million), offset, in part, by proceeds from the exercise of stock options and the employee stock purchase plan ($22.2 million). The cash used in financing activities in fiscal 2001 resulted primarily from the purchase of treasury stock of $37.9 million (see discussion below under Stock Repurchases), offset in part, by proceeds from credit facility borrowings ($15.0 million) and by proceeds from the exercise of stock options and the employee stock purchase plan ($9.1 million).

Total cash used by discontinued operations, sold in fiscal 2001, was $34.2 million in fiscal 2001 and $30.1 million in fiscal 2000.

At September 30, 2002, cash and cash equivalents totaled $124.8 million. The effect of exchange rates increased cash and cash equivalents by $1.7 million for the year ended September 30, 2002, and was due to the weakening of the U.S. dollar against certain foreign currencies. In fiscal 2001, the negative effect of exchange rates reduced cash and cash equivalents by $0.4 million. Cash and cash equivalents are expected to decline during the three months ended December 31, 2002, due to the payment of annual bonuses and commissions to our sales force.

OBLIGATIONS AND COMMITMENTS

We have a $200.0 million unsecured senior revolving credit facility led by JPMorgan Chase Bank. At September 30, 2002, there were no amounts outstanding under the facility. We are subject to certain customary affirmative, negative and financial covenants under this credit facility, and continued compliance with these covenants preclude us from borrowing the maximum amount of the credit facility from time to time. As a result of these covenants, our borrowing availability at September 30, 2002 was $118.9 million.

On April 17, 2000, we issued $300.0 million of 6% convertible subordinated notes to Silver Lake Partners, L.P. and certain of Silver Lake's affiliates ("SLP") in a private placement transaction. Interest accrues semi-annually by a corresponding increase in the face amount of the notes. Accordingly, $46.3 million has been added to the face amount of the notes, resulting in a balance outstanding of $346.3 million at September 30, 2002. These notes are due and payable on April 17, 2005.

On or after April 17, 2003, subject to satisfaction of certain customary conditions, we may redeem all of the convertible notes provided that (1) the average closing price of our Class A Common Stock for the twenty consecutive trading days immediately preceding the date the redemption notice is given equals or exceeds $11.175 (150% of the adjusted conversion price of $7.45 per share), and (2) the closing price of our Class A Common Stock on the trading day immediately preceding the date the redemption notice is given also equals or exceeds $11.175. The redemption price is the face amount of the notes plus all accrued interest. If we initiate the redemption, SLP has the option of receiving payment in cash, Class A Common Stock (at a conversion price of $7.45 per share), or a combination of cash and stock. We are under no obligation to initiate any such redemption.

Commencing on April 18, 2003, or prior to that date should there be a change in control of the Company, SLP may convert all or a portion of the notes to stock. If SLP initiates the conversion, we have the option of redeeming all the notes for cash at the market price of our Common Stock on the date the notice of conversion is given. Additionally, if we were to redeem all of the notes for cash in response to SLP's election to convert the notes to Class A Common Stock, we would incur a significant earnings charge at the time of the redemption equal to the difference between the market value of our Class A Common Stock at the time of redemption at the conversion price of $7.45 per share and the carrying value of the notes. At September 30, 2002, the notes were convertible into 46.6 million shares with a total market value of $377.1 million, using our September 30, 2002 Class A Common Stock market price of $8.10 per share.

On the maturity date, April 17, 2005, we must satisfy any remaining notes for cash equal to the face amount of the notes plus accrued interest; if none of the notes has been redeemed or converted by that date, such amount will be $403.2 million.

We also issue letters of credit in the ordinary course of business. As of September 30, 2002, we had letters of credit outstanding with JPMorgan Chase Bank for $3.7 million, The Bank of New York for $2.0 million, and others for $0.1 million.

We lease various facilities, furniture and computer equipment under operating lease arrangements expiring between 2003 and 2025. Future commitments under non-cancelable operating lease agreements are $28 million, $24 million, $21 million, $18 million and $17 million for fiscal 2003, 2004, 2005, 2006 and 2007, respectively.

The obligations remaining at September 30, 2002 relative to the other charges recorded in fiscal 2001 and in the second quarter of fiscal 2002 were $4.7 million in the aggregate; $4.1 million is for the costs of facility reductions, principally lease payments and $0.6 million is for involuntary employee termination severance and benefits. Payments for involuntary termination severance and benefits will be made primarily over the next two quarters. Payments relating to facility reductions will be made over the remaining lease terms with the majority occurring over the next two to three years.

We had a total remaining investment commitment to SI II of $5.9 million at September 30, 2002, which may be called by SI II at any time.

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

Stock Repurchases

On July 19, 2001, our Board of Directors approved the repurchase of up to $75.0 million of Class A and Class B Common Stock. On July 25, 2002, the Board of Directors increased the authorized stock repurchase program to $125 million of our Class A and Class B Common Stock. We expect to make repurchases from time to time over the next two years through open market purchases, block trades or otherwise. Repurchases are subject to the availability of the stock, prevailing market conditions, the trading price of the stock, and our financial performance. Repurchases will be funded from cash flow from operations and possible borrowings under our existing credit facility. Through September 30, 2002, we repurchased 6,791,209 shares of our common stock for approximately $69.8 million out of the $125 million approved for the stock repurchase program at an average price of $10.28 per share.

Stock repurchases are summarized below:

                                                                      Total          Cost Per
                                                 Total Shares       Cost $000         Share
                                                 ------------     ------------     ------------
FISCAL 2000
   Recapitalization                                 4,500,200     $     49,877     $      11.08
                                                 ============     ============     ============

FISCAL 2001
   Recapitalization                                   666,491     $      5,416     $       8.13

   Stock Repurchase Program:
      Purchased from IMS Health, Inc. and
       affiliates on August 29, 2001 (1)            1,867,149     $     18,447     $       9.88
     Open market purchases (1)                        458,960     $      4,325     $       9.42

   Termination of forward purchase agreement
                                                    1,164,154     $      9,705     $       8.34

                                                 ------------     ------------     ------------
Total fiscal 2001                                   4,156,754     $     37,893     $       9.12
                                                 ============     ============     ============

FISCAL 2002
   Stock Repurchase Program (1)                     4,465,100     $     47,047     $      10.54
                                                 ============     ============     ============

(1) REPRESENTS CUMULATIVE REPURCHASES
    PURSUANT TO THE $125 MILLION STOCK
    REPURCHASE PROGRAM                              6,791,209     $     69,819     $      10.28
                                                 ============     ============     ============



FACTORS THAT MAY AFFECT FUTURE RESULTS

We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. In addition, our clients and we are affected by the economy. The following section discusses many, but not all, of these risks and uncertainties.

Economic Conditions. Our revenues and results of operations are influenced by economic conditions in general and more particularly by business conditions in the IT industry. A general economic downturn or recession, anywhere in the world, could negatively effect demand for our products and services and may substantially reduce existing and potential client information technology-related budgets. The current economic downturn in the United States and globally has led to constrained IT spending which has impacted our business and may materially and adversely affect our business, financial condition and results of operations, including the ability to maintain continued customer renewals and achieve contract value, backlog and deferred events revenue. To the extent our clients are in the IT industry, the severe decline in that sector has also had a significant impact on IT spending.

Acts of Terrorism or War. Acts of terrorism, acts of war and other unforeseen events, may cause damage or disruption to our properties, business, employees, suppliers, distributors and clients, which could have an adverse effect on our business, financial condition and operating results. Such events may also result in an economic slowdown in the United States or elsewhere, which could adversely affect our business, financial condition and operating results.

Competitive Environment. We face direct competition from a significant number of independent providers of information products and services. We also compete indirectly against consulting firms and other information providers, including electronic and print media companies, some of which may have greater financial, information gathering and marketing resources than we do. These indirect competitors could choose to compete directly with us in the future. In addition, limited barriers to entry exist in the markets in which we compete. As a result, additional new competitors may emerge and existing competitors may start to provide additional or complementary services. Additionally, technological advances may provide increased competition from a variety of sources. Although our market share has been increasing, increased competition may result in loss of market share, diminished value in our products and services, reduced pricing and increased marketing expenditures. We may not be successful if we cannot compete effectively on quality of research and analysis, timely delivery of information, customer service, the ability to offer products to meet changing market needs for information and analysis, or price.

Renewal of Research Business by Existing Clients. Some of our success depends on renewals of our subscription-based research products and services, which constituted 55%, 56% and 59% of our business for the years ended September 30, 2002, 2001 and 2000, respectively. These research subscription agreements have terms that generally range from twelve to thirty months. Our ability to maintain contract renewals is subject to numerous factors, including those described in this Annual Report. Client retention rates were 75%, 74% and 74% for the years ended September 30, 2002, 2001 and 2000, respectively. Any material decline in renewal rates could have an adverse impact on our revenues and our financial condition.

Non-Recurring Consulting Engagements. Consulting segment revenues constituted 30%, 29% and 25% of our business for the years ended September 30, 2002, 2001 and 2000, respectively. Such consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including those described in this Annual Report. Any material decline in our ability to replace consulting arrangements could have an adverse impact on our revenues and our financial condition.

Hiring and Retention of Employees. Our success depends heavily upon the quality of our senior management, research analysts, consultants, sales and other key personnel. We face competition for the limited pool of these qualified professionals from, among others, technology companies, market research firms, consulting firms, financial services companies and electronic and print media companies, some of which have a greater ability to attract and compensate these professionals. Some of the personnel that we attempt to hire are subject to non-compete agreements that could impede our short-term recruitment efforts. Any failure to retain key personnel or hire and train additional qualified personnel, as required to support the evolving needs of clients or growth in our business, could adversely affect the quality of our products and services, and therefore, our future business and operating results.

Maintenance of Existing Products and Services. We operate in a rapidly evolving market, and our success depends upon our ability to deliver high quality and timely research and analysis to our clients. Any failure to continue to provide credible and reliable information that is useful to our clients could have a material adverse effect on future business and operating results. Further, if our predictions prove to be wrong or are not substantiated by appropriate research, our reputation may suffer and demand for our products and services may decline. In addition, we must continue to improve our methods for delivering our products and services in a cost-effective manner. Failure to increase and improve our electronic delivery capabilities could adversely affect our future business and operating results.

Introduction of New Products and Services. The market for our products and services is characterized by rapidly changing needs for information and analysis. To maintain our competitive position, we must continue to enhance and improve our products and services, develop or acquire new products and services in a timely manner, and appropriately position and price new products and services relative to the marketplace and our costs of producing them. Any failure to achieve successful client acceptance of new products and services could have a material adverse effect on our business, results of operations or financial position.

International Operations. A substantial portion of our revenues is derived from sales outside of North America, representing 34%, 33% and 34% of our business for the fiscal years ended September 30, 2002, 2001 and 2000, respectively. As a result, our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of exchange rate fluctuations and tariffs and other trade barriers, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, different or overlapping tax structures, higher levels of United States taxation on foreign income, and the difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights in international jurisdictions. We rely on local distributors or sales agents in some international locations. If any of these arrangements are terminated by our agent or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis or clients of the local distributor or sales agent may not want to continue to do business with us or our new agent.

Branding. We believe that our "Gartner" brand is critical to our efforts to attract and retain clients and that the importance of brand recognition will increase as competition increases. We may expand our marketing activities to promote and strengthen the Gartner brand and may need to increase our marketing budget, hire additional marketing and public relations personnel, expend additional sums to protect the brand and otherwise increase expenditures to create and maintain client brand loyalty. If we fail to effectively promote and maintain the Gartner brand, or incur excessive expenses in doing so, our future business and operating results could be materially and adversely impacted.

Investment Activities. We maintain investments in equity securities in private and publicly traded companies through direct ownership and through wholly and partially owned venture capital funds. The companies we invest in are primarily early to mid-stage IT-based and Internet-enabled businesses. There are numerous risks related to such investments, due to their nature and the volatile public markets, including significant delay or failure of anticipated returns. In addition, these entities may require additional financing to meet their cash and operational needs; however, there can be no assurance that such funds will be available to the extent needed at terms acceptable to the entities, if at all. As a result, our financial results and financial position could be materially impacted.

Indebtedness. We have incurred significant indebtedness through our $346.3 million convertible notes. Additionally, we have a $200.0 million senior revolving credit facility under which we can incur significant additional indebtedness. The affirmative, negative and financial covenants of these debt facilities, could limit our future financial flexibility. The associated debt service costs could impair future operating results. Our outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital. On the maturity date, April 17, 2005, we must satisfy any remaining notes for cash equal to the face amount of the notes plus accrued interest; if none of the notes have been redeemed or converted by that date, such amount will be $403.2 million. The payment of this amount could materially adversely impact our future business and operating results.

Convertible Notes. Commencing on April 18, 2003, or sooner in certain circumstances upon a change in control of the Company, the holders of our $346.3 million convertible notes may elect to convert all or a portion of the notes to shares of our Class A Common Stock. If all or a substantial portion of the notes are converted, the note holders will own a substantial number of shares of our Class A Common Stock. At September 30, 2002, the notes were convertible into
46.6 million shares of our Class A Common Stock, which would constitute 36.2% of our combined Class A and Class B Common Stock, outstanding on that date. This is based upon the conversion price of $7.45 per share. If the holders elect to convert the notes, we may redeem them. See "Obligations and Commitments" and "Indebtedness" above. If we do not redeem the notes and all or a substantial portion of the notes are converted, the holder of the notes (SLP) will become our largest shareholder (based upon our shareholder base as of September 30, 2002). This, in turn, may (1) give SLP the ability to exercise significant control over the Company; (2) create significant dilution for other shareholders; and (3) may cause volatility in our stock price. If we want to redeem the convertible notes in response to the note holders' election to convert, or on our own under certain circumstances, there can be no assurance that we will be able to obtain sufficient capital on a commercially reasonable basis, or at all, in order to fund a redemption. Even if we could obtain sufficient capital to fund a redemption, it could materially adversely impact our future business and operating results.

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

Enforcement of Our Intellectual Property Rights. We rely on a combination of copyright, patent, trademark, trade secret, confidentiality, non-compete and other contractual provisions to protect our intellectual property rights. Despite our efforts to protect our intellectual property rights, unauthorized third parties may obtain and use technology or other information that we regard as proprietary. Our intellectual property rights may not survive a legal challenge to their validity or provide significant protection for us. The laws of certain countries do not protect our proprietary rights to the same extent as the laws of the United States. Accordingly, we may not be able to protect our intellectual property against unauthorized third-party copying or use, which could adversely affect our competitive position. Our employees are subject to non-compete agreements. When the non-competition period expires, former employees may compete against us. If a former employee chooses to compete against us prior to the expiration of the non-competition period, there is no assurance that we will be successful in our efforts to enforce the non-compete provision.

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

Potential Fluctuations in Operating Results. Our quarterly and annual operating income may fluctuate in the future as a result of many factors, including the timing of the execution of research contracts, which typically occurs in the fourth calendar quarter, the extent of completion of consulting engagements, the timing of symposia and other events, which also occur to a greater extent in the fourth calendar quarter, the amount of new business generated, the mix of domestic and international business, changes in market demand for our products and services, the timing of the development, introduction and marketing of new products and services, and competition in the industry. An inability to generate sufficient earnings and cash flow, and achieve our forecasts, may impact our operating and other activities. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and may provide an unreliable indication of future operating results.

EURO CONVERSION

Effective January 1, 2002, twelve of the fifteen member countries of the European Union adopted the Euro as their single currency. The participating countries issued new Euro-denominated bills and coins for use in cash transactions. Effective July 1, 2002, legacy currency is no longer legal tender for any transactions in the participating countries. We do not believe that the translation of financial transactions into Euros has had, or will have, a significant effect on our results of operations, liquidity or financial condition. We do not anticipate any material impact from the Euro conversion on our financial information systems, which accommodate multiple currencies. Costs associated with the adoption of the Euro have not been and are not expected to be significant and are being expensed as incurred.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2001, the Emerging Issues Task Force reached a consensus on issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." The consensus requires reimbursements received for out-of-pocket expenses incurred to be characterized as revenue in the statements of operations. Out-of-pocket expenses are incidental expenses incurred as part of ongoing operations and include, but are not limited to, expenses related to airfare, mileage, hotel stays, out-of-town meals, photocopies and telecommunication and facsimile charges. This consensus must be applied to financial reporting periods beginning after December 15, 2001 with reclassification of prior periods for comparability. We adopted the consensus beginning with the second quarter of our fiscal year that began on January 1, 2002, and in accordance with the consensus, have restated prior periods. For the years ended September 30, 2002, 2001 and 2000, adoption of the consensus caused both revenues and cost of services and product development in the consulting segment to increase by $10.0 million, $10.8 million and $7.9 million, respectively.

In April 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") was issued. FASB Statement No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and Statement No. 64 related to the same matter. SFAS No. 145 requires gains and losses from certain debt extinguishment to not be reported as extraordinary items when the use of debt extinguishment is part of the risk management strategy. Statement No. 44 was issued to establish transitional requirements for motor carriers relative to intangible assets. Those transitions are completed, therefore Statement 44 is no longer necessary. SFAS No. 145 also amends Statement No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, which will be our 2003 fiscal year. The provisions relating to sale-leaseback are effective for transactions after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on our financial position or results of operations. Upon adoption, in 2003, the extraordinary loss from the extinguishment of debt, net of taxes of $1.8 million, or $(0.02) per share in fiscal 2000 will be reclassified to continuing operations.

In July 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and EITF 94-3 relates to the timing of liability recognition. Under SFAS 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on our financial position or results of operations as approval and finalization of our recent workforce and facility reductions announced on October 30, 2002 were initiated prior to the SFAS 146 effective date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

As of September 30, 2002, we have exposure to market risk for changes in interest rates primarily from borrowings under long-term debt which consists of a $200.0 million unsecured senior revolving credit facility with JPMorgan Chase Bank and $346.3 million of 6% convertible subordinated notes (see Note 10--Debt in the Notes to Consolidated Financial Statements). At September 30, 2002, there were no amounts outstanding under the revolving credit facility. Under the revolving credit facility, the interest rate on borrowings is LIBOR plus an additional 100 to 200 basis points based on our debt-to-EBITDA ratio. We believe that an increase or decrease of 10% in the effective interest rate on available borrowings from our senior revolving credit facility, if fully utilized, would not have a material effect on our future results of operations. If markets were to decline, we could be required to accrue interest on the 6% convertible debt that would exceed those based on current market rates. Each 25 basis point decrease in interest would have an associated annual opportunity cost of approximately $0.9 million based on the September 30, 2002 balance. Each 25 basis point increase or decrease in interest rates would have an approximate $0.5 million annual effect under the revolving credit facility if fully utilized.

Forward Purchase Agreements

Beginning in 1997, we entered into a series of forward purchase agreements that extended through May 2003 to offset the dilutive effect of stock-based employee compensation plans. These agreements were settled quarterly on a net basis in either shares of Class A Common Stock or cash, at the Company's option. During the year ended September 30, 2001, two settlements resulted in our issuance of 491,789 shares of Class A Common Stock and our payment of approximately $64,000 in cash. During the quarter ended June 30, 2001, we reacquired 1,164,154 shares of Class A Common Stock for approximately $9.7 million through an early termination of the remaining forward purchase agreements. As of September 30, 2001, there were no remaining commitments under these forward purchase agreements.

Investment Risk

We are exposed to market risk as it relates to changes in the market value of our equity investments. We invest in equity securities of public and private companies directly and through SI I, a wholly-owned affiliate, and SI II, of which we own 34%. SI I and SI II are engaged in making venture capital investments in early to mid-stage IT-based or Internet-enabled companies (see
Note 5 - Investments in the Notes to the Consolidated Financial Statements). As of September 30, 2002, we had investments in equity securities totaling $12.7 million. Unrealized losses of $945,000 have been recorded net of deferred taxes of $630,000 as a separate component of accumulated other comprehensive income in the stockholders' equity section of the Consolidated Balance Sheets. These investments are inherently risky as the businesses are typically in early development stages and may never develop. Further, certain of these investments are in publicly traded companies whose shares are subject to significant market price volatility. Adverse changes in market conditions and poor operating results of the underlying investments may result in us incurring additional losses or an inability to recover the original carrying value of our investments. If there were a 100% adverse change in the value of our equity portfolio as of September 30, 2002, this would result in a non-cash impairment charge of $12.7 million. We intend to sell all of our investments owned through SI I and SI II.

Foreign Currency Exchange Risk

We face two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the stockholders' equity (deficit) section of the Consolidated Balance Sheets. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the United States dollar. Since the functional currency of our foreign operations are generally denominated in the local currency of our subsidiaries, the foreign currency translation adjustments are reflected as a component of stockholders' equity and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in results of operations.

From time to time we enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. During fiscal 2002, we had a contract requiring us to sell U.S. dollars and purchase Japanese yen. The contract was for $1.0 million, a one-year term that expired on September 27, 2002, and contained a forward exchange rate of 114.26 Japanese yen. The foreign currency forward contract was entered into to offset the foreign exchange effects of our Japanese yen inter-company payable, which had a value of $1.0 million. On September 27, 2002, we settled this contract by paying $50,000. At September 30, 2002, we had two foreign currency forward contracts outstanding. Foreign exchange forward contracts are reflected at fair value with gains and losses recorded currently in earnings.

The following table presents information about our foreign currency forward contracts outstanding as of September 30, 2002, expressed in U.S. dollar equivalents.

                                                                                    UNREALIZED GAIN (LOSS)
                                                               FORWARD EXCHANGE     AT SEPTEMBER 30, 2002
CURRENCY PURCHASED       CURRENCY SOLD     CONTRACT AMOUNT           RATE                   $000                  EXPIRATION DATE
------------------       -------------     ---------------     ----------------     ----------------------        ---------------
Swiss Francs             U.S. Dollars       $4.0 million            1.4980                    $52                 October 24, 2002
Norwegian Krona          U.S. Dollars       $2.4 million            7.5184                    $39                 October 24, 2002

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and schedule supporting such consolidated financial statements, as of September 30, 2002 and 2001 and for each of the years in the three-year period ended September 30, 2002, together with the reports of KPMG LLP, independent auditors, dated October 29, 2002, are included in this Annual Report beginning on Page 25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required to be furnished pursuant to this item will be set forth under the captions "Proposal One: Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2003 Annual Meeting of Stockholders currently scheduled to be held on February 13, 2003 (the "Proxy Statement"). If the Proxy Statement is not filed with the Commission by January 28, 2003, such information will be included in an amendment to this Annual Report filed by January 28, 2003.

ITEM 11. EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the caption "Executive Compensation" in the Proxy Statement or if the Proxy Statement is not filed with the Commission by January 28, 2003, such information will be included in an amendment to this Annual Report filed by January 28, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be furnished pursuant to this item will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement or if the Proxy Statement is not filed with the Commission by January 28, 2003, such information will be included in an amendment to this Annual Report filed by January 28, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required to be furnished pursuant to this item will be set forth under the caption "Certain Relationships and Transactions" in the Proxy Statement or if the Proxy Statement is not filed with the Commission by January 28, 2003, such information will be included in an amendment to this Annual Report filed by January 28, 2003.

ITEM 14. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

We have established disclosure controls and procedures that are designed to ensure that the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported in a timely manner. Specifically, these controls and procedures ensure that the information is accumulated and communicated to our executive management team, including our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure.

Within 90 days prior to the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, the Company conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness and design of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Act.

(b) Changes in Internal Controls.

Subsequent to the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls and procedures, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.


PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. and 2. Consolidated Financial Statements and Schedules

The independent auditors' report, consolidated financial statements and financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule on page 25 hereof are filed as part of this report, beginning on page 26 hereof.

All other financial statement schedules not listed in the Index have been omitted because the information required is not applicable or is shown in the financial statements or notes thereto.

    3. Exhibits

            EXHIBIT
            NUMBER                      DESCRIPTION OF DOCUMENT

            3.1a(6) Amended and Restated Certificate of Incorporation-July 16, 1999.

            3.1b(7) Certificate of Amendment of the Restated Certificate of Incorporation-February 1, 2001.

            3.1c(4) Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and Series B Junior Participating Preferred Stock of the Company-March 1, 2000.

            3.2(6)      Amended Bylaws, as amended through April 14, 2000.

            4.1(7) Form of Certificate for Common Stock, Class A-as of February 2001.

            4.2(7) Form of Certificate for Common Stock, Class B-as of February 2001.

            4.3* Amended and Restated Rights Agreement, dated as of August 31, 2002, between the Company and Mellon Investor Services LLC, as Rights Agent, with related Exhibits.

            4.4a(7) Amended and Restated Credit Agreement dated July 17, 2000 by and among the Company and certain financial institutions, including Chase Manhattan Bank in its capacity as a lender and as agent for the lenders.

            4.4b* Amendment No. 3 to the Amended and Restated Credit Agreement dated as of May 30, 2002.

            10.1(1)     Form of Indemnification Agreement.

            10.2a(5) Securities Purchase Agreement dated as of March 21, 2000 between the Company, Silver Lake Partners, L.P., Silver Lake Technology Investors, L.L.C. and other parties thereto.

            10.2b(5) Amendment to the Securities Purchase Agreement dated as of April 17, 2000 between the Company, Silver Lake Partners, L.P., Silver Lake Technology Investors, and the other parties thereto.

            10.2c(7) Letter Agreement dated September 6, 2001 relating to the Securities Purchase Agreement and 6% Convertible Junior Subordinated Promissory Notes.

            10.2d* Form of Amended and Restated 6% Convertible Junior Subordinated Promissory Note due April 17, 2005.

            10.2e* Amended and Restated Securityholders Agreement dated as of July 12, 2002 among the Company, Silver Lake Partners, L.P. and other parties thereto.

            10.3a(2) Lease dated December 29, 1994 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut.

            10.3b(3) Lease dated May 16, 1997 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, 88 Gatehouse Road and 10 Signal Road, Stamford, Connecticut (amendment to lease dated December 29, 1994, see exhibit 10.3a).

            10.4(6)+ 1993 Director Stock Option Plan as amended and restated on April 14, 2000.

            10.5(9)+    2002 Employee Stock Purchase Plan.

            10.6(3)+ 1994 Long Term Stock Option Plan, as amended and restated on October 12, 1999.

            10.7(3)+ 1998 Long Term Stock Option Plan, as amended and restated on October 12, 1999.

            10.8(3)+ 1996 Long Term Stock Option Plan, as amended and restated on October 12, 1999.

            10.9*+ Employment Agreement between Michael D. Fleisher and the Company as of October 1, 2002.

            10.10(6)+   Employment Agreement between Regina M. Paolillo and the
                        Company as of July 1, 2000.

            10.11*+ Employment Agreement between Maureen O'Connell and the Company dated as of October 15, 2002 and effective as of September 23, 2002.

            10.12a(6)+  Employment Agreement between Robert E. Knapp and the
                        Company dated as of August 7, 2000.

            10.12b(7)+  Addendum No. 1 to Employment Agreement between Robert E.
                        Knapp and the Company as of February 1, 2001.

            10.13(8)+   Employment Agreement between Steven Tait and the Company
                        dated as of June 15, 2001.

            21.1*       Subsidiaries of Registrant.

            23.1*       Independent Auditors' Consent.

            24.1        Power of Attorney (see Signature Page).

* Filed with this document.

+ Management compensation plan or arrangement.

----------

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-67576), as amended, effective October 4, 1993.

(2) Incorporated by reference from the Company's Annual Report on Form 10-K as filed on December 21, 1995.

(3) Incorporated by reference from the Company's Annual Report on Form 10-K filed on December 22, 1999.

(4) Incorporated by reference from the Company's Form 8-K dated March 1, 2000 as filed on March 7, 2000.

(5) Incorporated by reference from the Company's Form 8-K dated April 17, 2000 as filed on April 25, 2000.

(6) Incorporated by reference from the Company's Annual Report on Form 10-K as filed on December 29, 2000.

(7) Incorporated by reference from the Company's Annual Report on Form 10-K as filed on December 28, 2001.

(8) Incorporated by reference from the Company's Form 10-Q as filed on February 13, 2002.

(9) Incorporated by reference from the Company's Form S-8 dated as filed on June 26, 2002.





(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the fiscal quarter ended September 30, 2002.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

GARTNER, INC.
 CONSOLIDATED FINANCIAL STATEMENTS

Report by Management............................................................................................... 26

Independent Auditors' Report....................................................................................... 27

Consolidated Balance Sheets as of September 30, 2002 and 2001...................................................... 28

Consolidated Statements of Operations for Years Ended September 30, 2002, 2001 and 2000 ........................... 29

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) for Years Ended
   September 30, 2002, 2001 and 2000 .............................................................................. 30 & 31

Consolidated Statements of Cash Flows for Years Ended September 30, 2002, 2001 and 2000............................ 32

Notes to Consolidated Financial Statements......................................................................... 33

Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302
   of the Sarbanes - Oxley Act of 2002............................................................................. 59 & 60

Independent Auditors' Report on Consolidated Financial Statement Schedule.......................................... 61

Schedule II--Valuation and Qualifying Accounts, Years Ended September 30, 2002, 2001 and 2000...................... 63

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

         The Company maintains a system of internal controls designed to provide reasonable assurance at reasonable cost that assets are safeguarded and transactions are properly executed and recorded for the preparation of reliable financial information. The internal control system is augmented with written policies and procedures, an organizational structure providing division of responsibilities, careful selection and training of qualified financial people and a program of periodic audits performed by both internal auditors and independent public accountants.

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

/s/ Michael D. Fleisher
--------------------------------
Michael D. Fleisher
Chairman of the Board and Chief Executive Officer


/s/ Maureen E. O'Connell
--------------------------------
Maureen E. O'Connell
Chief Financial Officer

                          Independent Auditors' Report

The Board of Directors and Stockholders
Gartner, Inc.:

    We have audited the accompanying consolidated balance sheets of Gartner, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss) and cash flows for each of the years in the three-year period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gartner, Inc. and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Notes 1 and 8, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in the year ended September 30, 2002.


                                         /s/ KPMG LLP

New York, New York
October 29, 2002

                                  GARTNER, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                   SEPTEMBER 30,
                                                                                          ------------------------------
                                                                                              2002              2001
                                                                                          ------------      ------------

ASSETS
Current assets:
   Cash and cash equivalents ........................................................     $    124,793      $     37,128
   Marketable equity securities .....................................................               --             3,250
   Fees receivable, net of allowances of $7,000 in 2002 and $5,600 in 2001 ..........          264,843           300,306
   Deferred commissions .............................................................           26,366            34,822
   Prepaid expenses and other current assets ........................................           39,031            70,868
                                                                                          ------------      ------------
      Total current assets ..........................................................          455,033           446,374

Property, equipment and leasehold improvements, net .................................           76,161           100,288
Goodwill ............................................................................          222,427           216,856
Intangible assets, net ..............................................................            2,731             5,377
Other assets ........................................................................           68,498            70,107
                                                                                          ------------      ------------
   Total assets .....................................................................     $    824,850      $    839,002
                                                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and accrued liabilities .........................................     $    130,364      $    137,751
   Deferred revenues ................................................................          306,978           351,263
     Short-term debt ................................................................               --            15,000
                                                                                          ------------      ------------
      Total current liabilities .....................................................          437,342           504,014
                                                                                          ------------      ------------

Long-term convertible debt ..........................................................          346,300           326,200
Other liabilities ...................................................................           46,098            43,306

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock:
   $.01 par value, authorized 5,000,000 shares; none issued or outstanding ..........               --                --
Common stock:
   $.0005 par value, authorized 166,000,000 shares of Class A Common Stock and
   84,000,000 shares of Class B Common Stock; issued 79,986,681 shares of Class
   A Common Stock (77,737,660 in 2001) and 40,689,648 shares of Class B Common
   Stock in 2002 and in 2001 ........................................................               60                59
Additional paid-in capital ..........................................................          366,723           342,216
Unearned compensation, net ..........................................................           (3,467)           (5,145)
Accumulated other comprehensive loss, net ...........................................          (14,085)          (14,961)
Accumulated earnings ................................................................          164,661           116,083
Treasury stock, at cost, 28,210,725 shares of Class A Common Stock (26,621,154 in
   2001) and 10,453,520 shares of Class B Common Stock (8,141,820 in 2001) ..........         (518,782)         (472,770)
                                                                                          ------------      ------------
   Total stockholders' equity (deficit) .............................................           (4,890)          (34,518)
                                                                                          ------------      ------------
      Total liabilities and stockholders' equity (deficit) ..........................     $    824,850      $    839,002
                                                                                          ============      ============


                 See Notes to Consolidated Financial Statements.

                                  GARTNER, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                YEAR ENDED SEPTEMBER 30,
                                                                      ------------------------------------------
                                                                         2002            2001            2000
                                                                      ----------      ----------      ----------
Revenues:
   Research .....................................................     $  496,403      $  535,114      $  509,781
   Consulting ...................................................        273,692         276,292         216,667
   Events .......................................................        121,991         132,684         108,589
   Other ........................................................         15,088          18,794          27,414
                                                                      ----------      ----------      ----------
      Total revenues ............................................        907,174         962,884         862,451

Costs and expenses:
   Cost of services and product development .....................        403,718         450,471         395,603
   Selling, general and administrative ..........................        345,382         370,096         341,874
   Depreciation .................................................         42,504          40,873          27,839
   Amortization of intangibles ..................................          1,949          12,367          13,004
   Other charges ................................................         17,246          46,563              --
                                                                      ----------      ----------      ----------
      Total costs and expenses ..................................        810,799         920,370         778,320

                                                                      ----------      ----------      ----------
Operating income ................................................         96,375          42,514          84,131

Net gain (loss) on sale of investments ..........................            787            (640)         29,630
Net loss from minority-owned investments ........................         (2,365)        (26,817)           (775)
Interest income .................................................          1,845           1,616           3,936
Interest expense ................................................        (22,869)        (22,391)        (24,900)
Other expense, net ..............................................           (170)         (3,674)           (722)
                                                                      ----------      ----------      ----------

Income (loss) from continuing operations before income taxes ....         73,603          (9,392)         91,300
Provision (benefit) for income taxes ............................         25,025          (9,172)         36,447

                                                                      ----------      ----------      ----------
Income (loss) from continuing operations ........................         48,578            (220)         54,853

Discontinued operation, net of taxes:
   Loss from discontinued operation .............................             --         (26,059)        (27,578)
   Loss on disposal of discontinued operation ...................             --         (39,924)             --
                                                                      ----------      ----------      ----------
       Loss from discontinued operation .........................             --         (65,983)        (27,578)

                                                                      ----------      ----------      ----------
Income (loss) before extraordinary item .........................         48,578         (66,203)         27,275

Extraordinary loss on debt extinguishment, net of taxes .........             --              --          (1,729)
                                                                      ----------      ----------      ----------

Net income (loss) ...............................................     $   48,578      $  (66,203)     $   25,546
                                                                      ==========      ==========      ==========

Net income (loss) per share:
   Basic:

   Income (loss) from continuing operations .....................     $     0.58      $    (0.00)     $     0.63
      Loss from discontinued operation ..........................             --           (0.30)          (0.31)
      Loss on disposal of discontinued operation ................             --           (0.47)             --
      Extraordinary loss ........................................             --              --           (0.02)
                                                                      ----------      ----------      ----------
      Net income (loss) .........................................     $     0.58      $    (0.77)     $     0.30
                                                                      ==========      ==========      ==========

   Diluted:
      Income (loss) from continuing operations ..................     $     0.47      $    (0.00)     $     0.62
      Loss from discontinued operation ..........................             --           (0.30)          (0.31)
      Loss on disposal of discontinued operation ................             --           (0.47)             --
      Extraordinary loss ........................................             --              --           (0.02)
                                                                      ----------      ----------      ----------
      Net income (loss) .........................................     $     0.47      $    (0.77)     $     0.29
                                                                      ==========      ==========      ==========

Weighted average shares outstanding:
   Basic ........................................................         83,586          85,862          86,564
                                                                      ==========      ==========      ==========
   Diluted ......................................................        130,882          85,862          89,108
                                                                      ==========      ==========      ==========

                 See Notes to Consolidated Financial Statements.

                                  GARTNER, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                     ACCUMULATED
                                                                                                                        OTHER
                                                                                      ADDITIONAL      UNEARNED      COMPREHENSIVE
                                                         PREFERRED       COMMON        PAID-IN      COMPENSATION,   INCOME (LOSS)
                                                           STOCK          STOCK        CAPITAL           NET             NET
                                                       ------------   ------------   ------------    ------------    ------------
Balance at September 30, 1999 ......................   $         --   $         58   $    314,829    $     (8,280)   $     (3,830)

Net income .........................................             --             --             --              --              --
Foreign currency translation adjustments ...........             --             --             --              --         (11,667)
Net unrealized gain on marketable investments,
      net of tax benefit of $12,084  ...............             --             --             --              --          15,496

      Comprehensive income .........................             --             --             --              --              --
Issuance of 1,379,306 shares of Class A
   Common Stock upon exercise of stock
   options .........................................             --              1          8,091              --              --
Issuance from treasury stock of 394,279
   shares of Class A Common Stock for
   purchases by employees ..........................             --             --          5,008              --              --
Tax benefits of stock transactions with
   employees .......................................             --             --          4,179              --              --
Net share settlement of 155,792 shares of
   Class A Common Stock on forward
   purchase agreement ..............................             --             --             --              --              --
Net cash settlement paid on forward purchase
   agreement .......................................             --             --         (8,200)             --              --
Restricted stock net of forfeitures of 27,500
   shares of Class A Common Stock ..................             --             --           (719)            719              --
Acquisition of 2,493,500 shares of Class A and
   2,006,700 shares of Class B
   Common Stock ....................................             --             --             --              --              --
Increase in carrying value of Jupiter Media
   Metrix ..........................................             --             --          8,321              --              --
Issuance of 2,074 shares of Class A Common
   Stock issued for services rendered ..............                            --             42              --              --
Option to purchase subsidiary shares ...............             --             --          1,000              --              --
Return of 37,013 shares of Class A Common
   Stock related to acquisitions ...................             --             --           (723)             --              --
Issuance of subsidiary stock related to an
    acquisition ....................................             --             --          2,000              --              --
Amortization of unearned compensation ..............                            --             --           1,110              --
                                                       ------------   ------------   ------------    ------------    ------------

Balance at September 30, 2000 ......................             --             59        333,828          (6,451)             (1)



Net loss ...........................................             --             --             --              --              --
Foreign currency translation adjustments ...........             --             --             --              --           1,627
Change in net unrealized loss on
   marketable investments, net of
   tax benefit of $12,811 ..........................             --             --             --              --         (16,587)

      Comprehensive loss ...........................             --             --             --              --              --
Issuance of 592,832 shares of Class A Common
     Stock upon exercise of stock options ..........             --             --          3,650              --              --
Issuance from treasury stock of 769,085
   shares of Class A Common Stock for
   purchases by employees ..........................             --             --          5,374              --              --
Tax benefits of stock transactions with
   employees .......................................             --             --          1,331              --              --
Net settlement paid of 491,789
   shares of Class A Common Stock
   and $64 on forward purchase agreement ...........             --             --            (73)             --              --
Acquisition of 4,144,666 shares of Class A and
    12,088 shares of Class B Common Stock ..........             --             --             --              --              --
Elimination of minority interest from
     sale of discontinued operation ................             --             --         (2,056)             --              --
Issuance of subsidiary stock upon
   exercise of stock options .......................             --             --             56              --              --
Compensation from modification of
   stock options related to employee
   terminations ....................................             --             --            261              --              --
Amortization of unearned compensation ..............             --             --             --           1,151              --
Issuance of 81,290 shares of Class A
   Common Stock upon earnout of restricted
   shares and forfeiture of unvested restricted
   share awards ....................................             --             --           (155)            155              --

                                                       ------------   ------------   ------------    ------------    ------------
Balance at September 30, 2001 ......................             --             59        342,216          (5,145)        (14,961)







                                                                                          TOTAL
                                                                                       STOCKHOLDERS'
                                                       ACCUMULATED      TREASURY         EQUITY
                                                         EARNINGS         STOCK         (DEFICIT)
                                                       ------------    ------------    ------------
Balance at September 30, 1999 ......................   $    156,740    $   (385,031)   $     74,486

Net income .........................................         25,546              --          25,546
Foreign currency translation adjustments ...........             --              --         (11,667)
Net unrealized gain on marketable investments,
      net of tax benefit of $12,084  ...............             --              --          15,496
                                                                                       ------------
      Comprehensive income .........................             --              --          29,375
Issuance of 1,379,306 shares of Class A
   Common Stock upon exercise of stock
   options .........................................             --              --           8,092
Issuance from treasury stock of 394,279
   shares of Class A Common Stock for
   purchases by employees ..........................             --               8           5,016
Tax benefits of stock transactions with
   employees .......................................             --              --           4,179
Net share settlement of 155,792 shares of
   Class A Common Stock on forward
   purchase agreement ..............................             --              --              --
Net cash settlement paid on forward purchase
   agreement .......................................             --              --          (8,200)
Restricted stock net of forfeitures of 27,500
   shares of Class A Common Stock ..................             --              --              --
Acquisition of 2,493,500 shares of Class A and
   2,006,700 shares of Class B
   Common Stock ....................................             --         (49,877)        (49,877)
Increase in carrying value of Jupiter Media
   Metrix ..........................................             --              --           8,321
Issuance of 2,074 shares of Class A Common
   Stock issued for services rendered ..............             --              --              42
Option to purchase subsidiary shares ...............             --              --           1,000
Return of 37,013 shares of Class A Common
   Stock related to acquisitions ...................             --              (1)           (724)
Issuance of subsidiary stock related to an
    acquisition ....................................             --              --           2,000
Amortization of unearned compensation ..............             --              --           1,110
                                                       ------------    ------------    ------------

Balance at September 30, 2000 ......................        182,286        (434,901)         74,820



Net loss ...........................................        (66,203)             --         (66,203)
Foreign currency translation adjustments ...........             --              --           1,627
Change in net unrealized loss on
   marketable investments, net of
   tax benefit of $12,811 ..........................             --              --         (16,587)
                                                                                       ------------
      Comprehensive loss ...........................             --              --         (81,163)
Issuance of 592,832 shares of Class A Common
     Stock upon exercise of stock options ..........             --              --           3,650
Issuance from treasury stock of 769,085
   shares of Class A Common Stock for
   purchases by employees ..........................             --              15           5,389
Tax benefits of stock transactions with
   employees .......................................             --              --           1,331
Net settlement paid of 491,789
   shares of Class A Common Stock
   and $64 on forward purchase agreement ...........             --               9             (64)
Acquisition of 4,144,666 shares of Class A and
    12,088 shares of Class B Common Stock ..........             --         (37,893)        (37,893)
Elimination of minority interest from
     sale of discontinued operation ................             --              --          (2,056)
Issuance of subsidiary stock upon
   exercise of stock options .......................             --              --              56
Compensation from modification of
   stock options related to employee
   terminations ....................................             --              --             261
Amortization of unearned compensation ..............             --              --           1,151
Issuance of 81,290 shares of Class A
   Common Stock upon earnout of restricted
   shares and forfeiture of unvested restricted
   share awards ....................................             --              --              --

                                                       ------------    ------------    ------------
Balance at September 30, 2001 ......................        116,083        (472,770)        (34,518)

Net income .........................................             --             --             --              --              --
Foreign currency translation adjustments ...........             --             --             --              --             (69)
Change in net unrealized loss on
   marketable investments, net of
   tax benefit of $630 .............................             --             --             --              --             945

      Comprehensive income .........................             --             --             --              --              --
Issuance of 1,989,049 shares of Class A Common
     Stock upon exercise of stock options ..........             --              1         17,730              --              --
Issuance from treasury stock of 560,861
   shares of Class A Common Stock for
   purchases by employees ..........................             --             --          3,400              --              --
Tax benefits of stock transactions with
   employees .......................................             --             --          2,280              --              --
Acquisition of 2,153,400 shares of Class A and
    2,311,700 shares of Class B Common Stock .......             --             --             --              --              --
Issuance of 3,159 shares of Class A
   Common Stock for directors compensation .........             --             --             55              --              --
Compensation from modification of
   stock options related to employee
   terminations ....................................             --             --          1,403              --              --
Amortization of unearned compensation ..............             --             --             --           1,317              --
Issuance of 81,613 shares of Class A
   Common Stock upon earnout of restricted
   shares and forfeiture of unvested restricted
   share awards ....................................             --             --           (361)            361              --

                                                       ------------   ------------   ------------    ------------    ------------
Balance at September 30, 2002 ......................   $         --   $         60   $    366,723    $     (3,467)   $    (14,085)
                                                       ============   ============   ============    ============    ============










Net income .........................................         48,578              --          48,578
Foreign currency translation adjustments ...........             --              --             (69)
Change in net unrealized loss on
   marketable investments, net of
   tax benefit of $630 .............................             --              --             945
                                                                                       ------------
      Comprehensive income .........................             --              --          49,454
Issuance of 1,989,049 shares of Class A Common
     Stock upon exercise of stock options ..........             --               5          17,736
Issuance from treasury stock of 560,861
   shares of Class A Common Stock for
   purchases by employees ..........................             --           1,030           4,430
Tax benefits of stock transactions with
   employees .......................................             --              --           2,280
Acquisition of 2,153,400 shares of Class A and
    2,311,700 shares of Class B Common Stock .......             --         (47,047)        (47,047)
Issuance of 3,159 shares of Class A
   Common Stock for directors compensation .........             --              --              55
Compensation from modification of
   stock options related to employee
   terminations ....................................             --              --           1,403
Amortization of unearned compensation ..............             --              --           1,317
Issuance of 81,613 shares of Class A
   Common Stock upon earnout of restricted
   shares and forfeiture of unvested restricted
   share awards ....................................             --              --              --

                                                       ------------    ------------    ------------
Balance at September 30, 2002 ......................   $    164,661    $   (518,782)   $     (4,890)
                                                       ============    ============    ============










                 See Notes to Consolidated Financial Statements.

                                  GARTNER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                 YEAR ENDED SEPTEMBER 30,
                                                                                         --------------------------------------
                                                                                            2002          2001          2000
                                                                                         ----------    ----------    ----------
Operating activities:
   Net income (loss) .................................................................   $   48,578    $  (66,203)   $   25,546
Adjustments to reconcile net income (loss) to cash provided by operating activities of continuing operations:
   Loss from discontinued operation ..................................................           --        65,983        27,578
   Depreciation ......................................................................       42,504        40,873        27,839
   Amortization of intangibles .......................................................        1,949        12,367        13,004
   Non-cash compensation .............................................................        2,720         1,151         2,151
   Tax benefit associated with employee exercise of stock options ....................        2,280         1,331         4,179
   Provision for doubtful accounts ...................................................        9,119         5,037         4,256
   Deferred tax (benefit) expense ....................................................        4,066       (34,973)      (10,159)
   Net loss (gain) on sale of investments ............................................         (787)          640       (29,630)
   Net loss from minority-owned investments ..........................................        2,365        26,817           775
   Accretion of interest and amortization of debt issuance costs .....................       22,116        20,802         9,520
   Non-cash charges associated with impairment of long-lived assets ..................        1,424        18,888            --
   Net gain from sale of business ....................................................         (493)           --            --
   Extraordinary loss on debt extinguishment, net of tax benefit .....................           --            --         1,729
   Acquisition-related tax benefit applied to reduce goodwill ........................           --           158           966
Changes in assets and liabilities, excluding effects of acquisitions and discontinued operation:
   Fees receivable ...................................................................       31,180        19,634       (51,633)
   Deferred commissions ..............................................................        9,046        11,902       (16,552)
   Prepaid expenses and other current assets .........................................       26,069       (26,039)       (4,500)
   Other assets ......................................................................        1,930        (2,559)      (11,245)
   Accounts payable and accrued liabilities ..........................................       (7,628)       13,147        73,514
   Deferred revenues .................................................................      (50,886)      (35,488)       36,993
                                                                                         ----------    ----------    ----------

Cash provided by operating activities ................................................      145,552        73,468       104,331
                                                                                         ----------    ----------    ----------

Investing activities:
   Payments for businesses acquired (excluding cash acquired) ........................       (4,537)      (12,011)     (115,162)
   Proceeds from sale of investments .................................................        6,025        14,437        91,516
   Proceeds from sale of business ....................................................          239            --            --
   Payments for investments ..........................................................       (1,508)           --       (20,427)
   Addition of property, equipment, leasehold improvements and capitalized software ..      (19,639)      (57,546)      (54,565)
   Net proceeds from sale of discontinued operation ..................................           --        10,501            --
                                                                                         ----------    ----------    ----------
Cash used in investing activities ....................................................      (19,420)      (44,619)      (98,638)
                                                                                         ----------    ----------    ----------

Financing activities:
   Proceeds from the exercise of stock options .......................................       17,736         3,706         8,092
   Proceeds from Employee Stock Purchase Plan ........................................        4,430         5,389         5,016
   Net cash settlement on forward purchase agreement .................................           --           (64)       (8,200)
   Purchases of treasury stock .......................................................      (47,047)      (37,893)      (49,877)
   Proceeds from issuance of debt ....................................................           --        15,000       420,000
   Payments on debt ..................................................................      (15,000)           --      (370,000)
   Capitalized payments for debt issuance costs ......................................         (238)       (5,000)       (3,993)

                                                                                         ----------    ----------    ----------
Cash (used in) provided by financing activities ......................................      (40,119)      (18,862)        1,038
                                                                                         ----------    ----------    ----------

Net increase in cash and cash equivalents ............................................       86,013         9,987         6,731
Cash used by discontinued operation ..................................................           --       (34,203)      (30,096)
Effect of exchange rates on cash and cash equivalents ................................        1,652          (354)       (3,831)
Cash and cash equivalents, beginning of period .......................................       37,128        61,698        88,894
                                                                                         ----------    ----------    ----------

Cash and cash equivalents, end of period .............................................   $  124,793    $   37,128    $   61,698
                                                                                         ==========    ==========    ==========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest ..........................................................................   $      753    $    1,589    $   14,964
   Income taxes paid, net of refunds received. The 2002 amount is net of $26,650 of
   refunds ...........................................................................   $   (7,614)   $   14,729    $   13,685
Supplemental schedule of non-cash investing and financing activities:
   Stock issued by Company and subsidiary in connection with acquisitions ............   $       --    $       --    $    2,000
   Option to purchase subsidiary shares issued by Company ............................   $       --    $       --    $    1,000

                 See Notes to Consolidated Financial Statements.

                                  GARTNER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The fiscal year of Gartner, Inc. (the "Company") represents the period from October 1 through September 30. References to 2002, 2001 and 2000, unless otherwise indicated, are to the respective fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in companies in which the Company owns less than 50% but has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. All other investments for which the Company does not have the ability to exercise significant influence are accounted for under the cost method of accounting. The results of operations for acquisitions of companies accounted for using the purchase method have been included in the Consolidated Statements of Operations beginning on the closing date of acquisition.

         REVENUE AND COMMISSION EXPENSE RECOGNITION. The Company typically enters into annually renewable subscription contracts for research products. Revenue from research products is deferred and recognized ratably over the applicable contract terms. The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that have a 30-day cancellation clause but have not produced material cancelations to date. With the exception of certain government contracts which permit termination and contracts with special billing terms, it is the Company's policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed, which represents a legally enforceable claim, and a corresponding amount as deferred revenue. For those government contracts that permit termination, the Company bills the client the full amount billable under the contract but only records a receivable equal to the earned portion of the contract. In addition, the Company only records deferred revenue on these government contracts when cash is received. Deferred revenue attributable to government contracts were $28.9 million and $24.5 million at September 30, 2002 and 2001, respectively. In addition, at September 30, 2002 and 2001, the Company had not recognized receivables or deferred revenues relating to government contracts that permit termination of $7.7 million and $13.3 million, respectively, which had been billed but not yet collected. The Company records the commission obligation related to research contracts upon the signing of the contract and amortizes the corresponding deferred commission expense over the contract period in which the related revenues are earned.

         Consulting revenues, primarily derived from consulting, measurement and strategic advisory services (paid one-day analyst engagements), are recognized primarily on a percentage of completion basis and on a time and materials basis as work is performed and services are provided on a contract by contract basis.

         Events revenue is deferred and recognized upon the completion of the related symposium, conference or exhibition. In addition, the Company defers certain costs directly related to events and expenses these costs in the period during which the related symposium, conference or exhibition occurs. The Company's policy is to defer only those costs, primarily prepaid site and production services costs, which are incremental and are directly attributable to a specific event. Other costs of organizing and producing the Company's events, primarily Company personnel and non-event specific expenses, are expensed in the period incurred. At the end of each fiscal quarter, management assesses on an event-by-event basis whether expected direct costs of producing a scheduled event will exceed expected revenues. If such costs are expected to exceed revenues, the Company records the expected loss in the period determined.

         Other revenues includes software licensing fees which are recognized when a signed non-cancelable software license exists, delivery has occurred, collection is probable, and the Company's fees are fixed or determinable. Revenue from software maintenance is deferred and recognized ratably over the term of each maintenance agreement, which is typically twelve months.

         CASH AND CASH EQUIVALENTS. All highly liquid investments with original maturities of three months or less are classified as cash equivalents. The carrying value of these investments approximates fair value based upon their short-term maturity. Investments with maturities of more than three months are classified as marketable securities.

         INVESTMENTS IN EQUITY SECURITIES. The Company accounts for its investments in publicly traded equity securities under Statement of Financial Accounting Standards ("SFAS ") No. 115, "Accounting for Certain Investments in Debt and Equity Securities. These investments, which meet the criteria for classification as available for sale, are recorded at fair value and are included as Marketable Equity Securities on the Consolidated Balance Sheets given the Company's ability and intent to sell such investments within a one year period. Unrealized gains and losses on these marketable investments are recorded, net of tax, as a component of Accumulated other comprehensive income
(loss), net within the Stockholders' equity (deficit) section of the Consolidated Balance Sheets. Realized gains and losses are recorded in Net gain
(loss) from sale of investments within the Consolidated Statements of Operations. The cost of equity securities sold is based on specific identification. The Company assesses the need to record impairment losses on investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. In making this assessment, the Company considers the significance and duration of the decline in value and the valuation of comparable companies operating in the

Internet and technology sectors. The impairment factors the Company evaluates may change in subsequent periods, since the entities underlying these investments operate in a volatile business environment. In addition, these entities may require additional financing to meet their cash and operational needs; however, there can be no assurance that such funds will be available to the extent needed at terms acceptable to the entities, if at all. These impairment losses are reflected in Net loss from minority-owned investments within the Consolidated Statements of Operations. Investments for which the Company does not have the ability to exercise significant influence are accounted for under the cost method of accounting. Accordingly, these investments are carried at the lower of cost or net realizable value and are included in Other assets in the Consolidated Balance Sheets (see Note 5 - Investments). The equity method is used to account for investments in entities that are not majority-owned and that the Company does not control but does have the ability to exercise significant influence.

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

         SOFTWARE DEVELOPMENT COSTS. The Company capitalizes certain computer software development costs and enhancements after the establishment of technological feasibility, limited to the net realizable value of the software product, and ceases capitalization when the software product is available for general release to clients. Until these products reach technological feasibility, all costs related to development efforts are charged to expense. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing, and documentation, are capitalized. Amortization of software development costs is provided on a product-by-product basis over the estimated economic life of the software, generally two years, using the straight-line method. Amortization of capitalized computer software development costs begins when the products are available for general release to customers. Additionally, the Company capitalizes certain costs incurred to purchase or to create and implement internal use software. Periodic reviews are performed to ensure that unamortized capitalized software development costs remain recoverable from future revenue.

         GOODWILL AND INTANGIBLE ASSETS. Intangible assets include, non-compete agreements, trademarks and tradenames. Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the tangible and identifiable intangible net assets acquired. Effective October 1, 2001, the Company adopted early SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates goodwill amortization upon adoption and requires an initial assessment for goodwill impairment within six months after initial adoption and at least annually thereafter. No goodwill amortization was recognized during the year ended September 30, 2002. The Company completed its initial transitional goodwill impairment assessment in the second fiscal quarter of 2002 and determined that there was no impairment of goodwill and no impairment charge to be recorded as a cumulative effect of a change in accounting principle in accordance with SFAS No. 142. Non-compete agreements are being amortized on a straight-line basis over the period of the agreement ranging from two to five years. Tradenames are being amortized on a straight-line basis over their estimated useful lives ranging from nine to twelve years. In addition, no impairment was recognized as a result of the Company's annual evaluation.

         IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS. The Company reviews long-lived assets and intangible assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the respective asset may not be recoverable. Such evaluation may be based on a number of factors including current and projected operating results and cash flows, changes in management's strategic direction as well as other economic and market variables. Management's policy regarding long-lived assets and intangible assets other than goodwill is to evaluate the recoverability of these assets by determining whether the balance can be recovered through undiscounted future operating cash flows. Should events or circumstances indicate that the carrying value might not be recoverable based on undiscounted future operating cash flows, an impairment loss would be recognized. The amount of impairment, if any, is measured based on the difference between projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds and the carrying value of the asset (see Note 6 -- Other Charges).

         FOREIGN CURRENCY TRANSLATION. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at fiscal year-end exchange rates. The resulting translation adjustments are recorded as foreign currency translation adjustments, as a component of Accumulated other comprehensive income (loss) within the stockholders' equity (deficit) section of the Consolidated Balance Sheets. Income and expense items are translated at average exchange rates for the year. Currency transaction gains or losses arising from transactions denominated in currencies other than the functional currency are included in results of operations within Other expense, net within the Consolidated Statements of Operations.

         INCOME TAXES. Deferred tax assets and liabilities are recognized based on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. The provision for income taxes is the sum of the amount of income tax paid or payable for the year as determined by applying the provisions of enacted tax laws to taxable income for that year and the net changes during the year in deferred tax assets and liabilities. Undistributed earnings of subsidiaries outside of the U.S. amounted to approximately $40.0 million as of September 30, 2002 and will either be indefinitely reinvested or remitted substantially free of U.S. tax. Accordingly, no material provision has been made for taxes that may be payable upon remittance of such earnings, nor is it practicable to determine the amount of any liability. The Company credits additional paid-in capital for realized tax benefits arising from stock transactions with employees. The tax benefit on a nonqualified stock option is equal to the tax effect of the difference between the market price of the Company's common stock on the date of exercise and the exercise price.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments include cash and cash equivalents, fees receivable, accounts payable, and accruals which are short-term in nature. The carrying amounts of these financial instruments approximate their fair value. Investments in publicly traded equity securities are valued based on quoted market prices. Investments in equity securities that are not publicly traded are valued at the lower of cost or net realizable value, which approximates fair market value.

         Long-term convertible debt consists of 6% convertible subordinated notes (see Note 10--Debt). Although there were no amounts outstanding at September 30, 2002 under a senior revolving credit facility, the carrying amount of any such borrowings would approximate fair value as the rates of interest on the revolving credit facility approximate current market rates of interest for similar instruments with comparable maturities.

         CONCENTRATIONS OF CREDIT RISK. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable equity securities and fees receivable. Concentrations of credit risk with respect to fees receivable are limited due to the large number of clients comprising the client base and their dispersion across many different industries and geographic regions.

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

         RECENTLY ISSUED ACCOUNTING STANDARDS. In November 2001, the Emerging Issues Task Force reached a consensus on issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." The consensus requires reimbursements received for out-of-pocket expenses incurred to be characterized as revenue in the statements of operations. Out-of-pocket expenses are incidental expenses incurred as part of ongoing operations and include, but are not limited to, expenses related to airfare, mileage, hotel stays, out-of-town meals, photocopies and telecommunication and facsimile charges. This consensus must be applied to financial reporting periods beginning after December 15, 2001 with reclassification of prior periods for comparability. The Company adopted the consensus beginning with the second quarter of fiscal 2002, and in accordance with the consensus, reclassified prior periods. For the years ended September 30, 2002, 2001 and 2000, adoption of the consensus caused both revenues and cost of services and product development in the consulting segment to increase by $10.0 million, $10.8 million and $7.9 million, respectively.

         In April 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") was issued. FASB Statement No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and Statement No. 64 related to the same matter. FAS 145 requires gains and losses from certain debt extinguishment to not be reported as extraordinary items when the use of debt extinguishment is part of the risk management strategy. Statement No. 44 was issued to establish transitional requirements for motor carriers relative to intangible assets. Since those transitions are completed, Statement 44 is no longer applicable. SFAS No. 145 also amends Statement No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 (fiscal 2003 for Gartner). The provisions relating to sale-leaseback are effective for transactions after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position or results of operations. Upon adoption, in 2003, the extraordinary loss from the extinguishment of debt, net of taxes of $1.8 million or $(0.02) per share in fiscal 2000 will be reclassified to continuing operations.

In July 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principle difference between SFAS 146 and EITF 94-3 relates to the timing of liability recognition. Under SFAS 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations as approval of the Company's workforce and facility reductions announced on October 30, 2002 were initiated prior to the SFAS No. 146 effective date (see Note 18 - Subsequent Events - Unaudited).

2--BUSINESS ACQUISITIONS

FISCAL 2002

          On June 10, 2002, the Company acquired the remaining 49.9% of People3, Inc., a leading authority on IT human capital. People3 has been integrated with the Company's consulting segment. Prior to this acquisition, the Company owned 50.1% of People3 and consolidated its assets and liabilities and results of operations with those of the Company. Revenues in fiscal 2002 were approximately $6.9 million. The purchase price was $3.9 million, of which $0.2 million was allocated to non-compete agreements, $0.3 million was allocated to database-related assets and $3.4 million was allocated to goodwill. The non-compete agreements are being amortized over the three-year non-compete agreement. The database-related assets are being amortized over their estimated useful life of five years.

         During fiscal 2002, the Company completed additional acquisitions for total consideration of approximately $0.7 million, of which $0.1 million was allocated to tangible assets, $0.8 million was allocated to goodwill, $0.2 million was allocated to non-compete agreements and $0.4 million was allocated to liabilities assumed. The non-compete agreements are being amortized over the five-year non-compete agreement.

FISCAL 2001

         On October 2, 2000, the Company acquired all of the assets and assumed the liabilities of Solista Global LLC ("Solista") for approximately $9.0 million in cash. Solista is a provider of strategic consulting services that merge technology and business expertise to help clients build strategies for the digital world. The acquisition was accounted for by the purchase method and the purchase price was allocated to the assets acquired and the liabilities assumed, based upon estimated fair values at the date of the acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was approximately $6.5 million, of which $6.0 million was allocated to goodwill. In addition, $0.5 million of the purchase price was allocated to non-compete agreements which are being amortized over three years. See Note 6 - Other Charges.

         During fiscal 2001, the Company completed additional acquisitions for consideration of $3.0 million in cash. The largest of these was the acquisition of an events business for approximately $2.6 million.

FISCAL 2000

         On December 10, 1999, the Company acquired all of the assets and assumed the liabilities of Rendall and Associates, Inc. ("Rendall") for $12.0 million in cash. Rendall provides strategic planning advice, feasibility and competitive analysis and research on the telecommunications market, technologies, regulation and public policies. Additionally, Rendall provides technical expertise in broadband technologies. The acquisition was accounted for by the purchase method and the purchase price was allocated to the assets acquired and the liabilities assumed, based upon estimated fair values at the date of the acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was approximately $11.1 million, of which $9.9 million was allocated to goodwill. In addition, $1.2 million of the purchase price was allocated to a non-compete agreement, which is being amortized over 5 years.

         On November 30, 1999, the Company acquired all the outstanding shares of Computer Financial Consultants Limited ("CFC") for $16.0 million in cash. CFC provides senior executives in IT and purchasing with assistance intended to enhance the procurement of IT related products and services. The acquisition was accounted for by the purchase method and the purchase price was allocated to the assets acquired and the liabilities assumed, based upon estimated fair values at the date of the acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was approximately $11.6 million, of which $11.0 million was allocated to goodwill. In addition, $0.6 million of the purchase price was allocated to a non-compete agreement, which is being amortized over 5 years.

         During fiscal 2000, the Company completed additional acquisitions for consideration of $87.1 million in cash and a $1.0 million note payable, including the acquisition of TechRepublic for $75.8 million (see Note 3 - Discontinued Operation).

3--DISCONTINUED OPERATION

         On July 2, 2001, the Company sold its subsidiary, TechRepublic, to CNET for approximately $23.5 million in cash and common stock of CNET, before reduction for certain termination benefits of $3.9 million. The gross proceeds were $14.3 million in cash and 755,058 shares of CNET common stock, which had a fair market value of $12.21 per share on July 2, 2001. The Consolidated Financial Statements of the Company have been restated to reflect the disposition of the TechRepublic segment as a discontinued operation in accordance with APB Opinion No. 30. Accordingly, revenues, costs and expenses, assets, liabilities, and cash flows of TechRepublic have been excluded from the respective captions in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, and have been reported through the date of disposition as "Loss from discontinued operation," "Net assets of discontinued operation," and "Net cash used by discontinued operation," for all periods presented.

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


         Summarized financial information for the discontinued operation is as follows (in thousands):

Statements of Operations Data

                                                              Year Ended September 30,
                                                         -----------------------------------
                                                             2001                   2000
                                                         ------------           ------------
Revenues                                                 $     12,368           $      4,077
                                                         ============           ============
Loss before income taxes                                 $    (32,574)          $    (35,199)
(Benefit) for income taxes                                     (6,515)                (7,621)
                                                         ------------           ------------
Loss from discontinued operation, net                    $    (26,059)          $    (27,578)
                                                         ============           ============

Loss on disposal before income taxes                     $    (66,436)          $         --
(Benefit) for income taxes                                    (26,512)                    --
                                                         ------------           ------------
Loss on disposal of discontinued operation, net          $    (39,924)          $         --
                                                         ============           ============

4--NET GAIN (LOSS) ON SALE OF INVESTMENTS

         During the year ended September 30, 2002, the Company sold 748,118 shares of CNET for $6.0 million resulting in a pre-tax gain of $0.8 million.

         During the year ended September 30, 2001, the Company sold its remaining 1,922,795 shares of Jupiter Media Metrix ("Jupiter") for net cash proceeds of $7.5 million at an average price of $3.91 per share for a pre-tax loss of $5.6 million. In addition the Company received additional stock distributions from its investment in SI Venture Associates, LLC ("SI I"), and SI Venture Fund II, LP ("SI II"). During the year ended September 30, 2001, the Company sold a portion of the shares received from SI I and SI II, and other securities, for net cash proceeds of $6.9 million for a pre-tax gain of $5.0 million.

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

         On October 7, 1999, Jupiter completed its initial public offering at $21.00 per share of common stock. Upon completion of Jupiter's initial public offering, the Company owned 4,028,503 shares of Jupiter's outstanding common stock. The change in the Company's proportionate share of Jupiter's equity resulted in the Company's write-up of the investment by approximately $15.4 million and increases in deferred tax liability and additional paid-in capital of approximately $7.1 million and $8.3 million, respectively. During fiscal 2000, the Company's ownership interest decreased below 20% of Jupiter's outstanding common stock. Because the Company had concluded it no longer exercised significant influence over Jupiter, it changed its method of accounting for this investment from the equity method to the cost method. During the year ended September 30, 2000, the Company sold 1,995,950 shares for net cash proceeds of $55.5 million at an average price of $27.81 per share for a pre-tax gain of $42.9 million. In September 2000, Jupiter merged with Media Metrix, Inc., creating Jupiter. Jupiter shareholders received 0.946 shares of Jupiter for each share of Jupiter that they owned. At the date of the merger, the Company owned 2,032,553 shares of the former Jupiter, which were exchanged for shares of Jupiter.

5--INVESTMENTS


   A summary of the Company's investments in marketable equity securities and other investments at September 30, 2002 and 2001 is as follows (in thousands):



                                                                             Gross              Gross
As of September 30, 2002:                                                 Unrealized          Unrealized
-------------------------                                 Cost               Gains              Losses            Fair Value
                                                      ------------       ------------        ------------        ------------
Marketable equity securities available for sale       $         --                 --        $         --        $         --
Other investments                                           12,921                 --                (244)             12,677
                                                      ------------       ------------        ------------        ------------
   Total                                              $     12,921                           $       (244)       $     12,677
                                                      ============       ============        ============        ============



                                                                             Gross             Gross
As of September 30, 2001:                                                 Unrealized         Unrealized
-------------------------                                 Cost               Gains             Losses            Fair Value
                                                      ------------       ------------       ------------        ------------
Marketable equity securities available for sale       $      5,287       $          2       $     (2,039)       $      3,250
Other investments                                           15,030                426               (208)             15,248
                                                      ------------       ------------       ------------        ------------
    Total                                             $     20,317       $        428       $     (2,247)       $     18,498
                                                      ============       ============       ============        ============

CNET Shares

         At September 30, 2001, marketable equity securities were comprised of 755,058 shares of CNET received in connection with the sale of TechRepublic, which had a fair value of $12.21 per share, or $9.2 million on July 2, 2001, the closing date. Subsequent to the closing, the market value of the CNET shares declined substantially; accordingly, in the fourth quarter of fiscal 2001, the Company recorded a $3.9 million impairment charge in net loss from minority-owned investments, representing an other than temporary decline in market value of the CNET common stock. At September 30, 2001, these shares were reflected in the Consolidated Balance Sheets at their fair market value of $3.3 million after giving effect to an additional $2.0 million of unrealized losses. During fiscal 2002, 748,118 shares of CNET were sold for $6.0 million at an average price per share of $8.05 resulting in a pre-tax gain of $0.8 million. The remaining 6,940 CNET shares were written off for a loss of $49 thousand.

SI and Other Investments - Related Party

         In addition to equity securities owned directly by the Company and through SI I, a wholly owned affiliate, the Company also owns 34% of SI II. Both entities are venture capital funds engaged in making investments in early to mid-stage IT-based or Internet-enabled companies. Both entities are managed by SI Services Company, L.L.C., an entity controlled by the Company's former Chairman of the Board, who continues as an employee and Chairman Emeritus of the Company, and certain of the Company's former officers and employees. Management fees paid to SI Services Company, L.L.C. are approximately $1.2 million per year. In addition, the Company provides access to research and the use of certain office space at no cost to SI Services Company, L.L.C. The Company had a total original investment commitment to SI I and SI II of $10.0 million and $30.0 million, respectively. The commitment to SI I was fully funded in prior years. Of the $30.0 million commitment to SI II, $7.4 million remained unfunded at September 30, 2001. On July 1, 2002, $1.5 million of the remaining commitment was funded. The $5.9 million commitment remaining at September 30, 2002 may be called by SI at any time.

         Other investments is comprised of investments in SI I, SI II and cost-based investments. The carrying value of the Company's investments held by SI I and SI II were $2.5 million and $5.5 million, respectively, at September 30, 2002. The carrying value of other cost-based investments was $4.7 million at September 30, 2002. The other cost-based investments represent the Company's 9% investment in Trusecure Corporation, a company that provides internet security assurance through awareness and continuous certification of products and systems. Trusecure's revenues were $29 million for the year ended December 31, 2001. The Company sells certain Trusecure services. The value of Trusecure services sold by the Company were $3.7 million, $1.2 million and $0.2 million in fiscal 2002, 2001 and 2000, respectively.

         The Company's share of equity gains in SI I and SI II was $0.2 million for the year ended September 30, 2002 and was a loss of $0.3 million and $0.5 million for the years ended September 30, 2001 and 2000, respectively. During the year ended September 30, 2002, the Company recognized impairment losses of $2.5 million, in connection with the Company's decision to actively pursue the sale of the investments held in the SI funds. During the year ended September 30, 2001, the Company recognized impairment losses of $26.5 million. These impairment losses related to equity securities owned through SI I and SI II for other than temporary declines in the value of certain investments are reflected in "Net loss from minority-owned investments" in the Consolidated Statements of Operations. The Company made an assessment of the carrying value of its investments and determined that certain investments were in excess of their fair value due to the significance and duration of the decline and due to the valuation of comparable companies operating in the Internet and technology sectors. The impairment factors the Company evaluated may change in subsequent periods, since the entities underlying these investments operate in a volatile business environment. In addition, these entities may require additional financing to meet their cash and operational needs; however, there can be no assurance that such funds will be available to the extent needed at terms acceptable to the entities, if at all. This could result in additional material non-cash impairment charges in the future.

6--OTHER CHARGES

During 2002, the Company recorded other charges of $17.2 million. Of these charges, $10.0 million relates to costs and losses associated with the elimination of excess facilities, principally leased facilities and ongoing lease costs and losses associated with sub-lease arrangements. In addition, approximately $5.8 million of these charges are associated with the Company's workforce reduction announced in January 2002 and are for employee termination severance payments and related benefits. This workforce reduction has resulted in the elimination of approximately 100 positions, or approximately 2% of the Company's workforce, and the payment of $5.3 million of termination benefits during the fiscal year ended September 30, 2002. The remaining $1.4 million relates to the impairment of certain database-related assets.

         During 2001, the Company recorded other charges of $46.6 million. Of these charges, $24.8 million are associated with the Company's workforce reduction announced in April 2001. This workforce reduction has resulted in the elimination of 383 positions, or approximately 8% of the Company's workforce, and the payment of $6.4 million and $18.2 million of termination severance payments and related benefits during the fiscal years ended September 30, 2002 and 2001, respectively. Approximately $14.3 million of the other charges are associated with the write-down of goodwill and other long-lived assets to net realizable value as a result of the Company's decision to discontinue certain unprofitable products, and $7.5 million of the charge is associated primarily with the write-off of internally developed systems in connection with the launch of gartner.com and seat-based pricing. At September 30, 2002, $0.6 million of the aggregate termination benefits relating to the workforce reduction remain to be paid, primarily in the quarters ended December 31, 2002 and March 31, 2003. The Company is funding these costs out of operating cash flows.

Following is a reconciliation of the other charges recorded in fiscal 2002 and 2001 (in thousands):

                            Accrued                                                                   Accrued
                          liability at                                                             liability at
                          September 30,    Additions in       Non-cash                             September 30,
                              2001          Fiscal 2002        charges             Payments            2002
                          ------------     ------------     ------------         ------------      ------------
Facilities reductions     $         --     $     10,014     $     (2,663)        $     (3,263)     $      4,088


Workforce reductions:
   Fiscal 2001                   6,599               --               --               (6,365)              234
   Fiscal 2002                      --            5,808             (120)(1)           (5,264)              424

Asset impairment                    --            1,424           (1,424)                  --                --
                          ------------     ------------     ------------         ------------      ------------
     Total                $      6,599     $     17,246     $     (4,207)        $    (14,892)     $      4,746
                          ============     ============     ============         ============      ============

                                   Accrued                                                                       Accrued
                                liability at                                                                  liability at
                                September 30,      Additions in         Non-cash                              September 30,
                                    2000           Fiscal 2001           charges            Payments              2001
                               --------------     --------------     --------------      --------------      --------------
Workforce reductions           $           --     $       24,780     $           --      $      (18,181)     $        6,599

Asset impairment and other
costs                                      --             21,783            (18,888)             (2,895)                 --
                               --------------     --------------     --------------      --------------      --------------
     Total                     $           --     $       46,563     $      (18,888)     $      (21,076)     $        6,599
                               ==============     ==============     ==============      ==============      ==============

(1) The non-cash charges for the 2002 workforce reductions result from the establishment of a new measurement date for certain stock options upon the modification of their exercise term.

7--PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment and leasehold improvements, less accumulated depreciation and amortization consist of the following (in thousands):

                                                                                September 30,
                                                        Useful        ------------------------------
                                                     Life (Years)         2002              2001
                                                     ------------     ------------      ------------
Computer equipment and software                               2-3     $    128,795      $    117,062
Furniture and equipment                                       3-8           39,381            49,040
Leasehold improvements                                       2-15           37,510            39,758
                                                                      ------------      ------------
                                                                           205,686           205,860
Less - accumulated depreciation and amortization                          (129,525)         (105,572)
                                                                      ------------      ------------
                                                                      $     76,161      $    100,288
                                                                      ============      ============

         At September 30, 2002 and 2001, capitalized development costs for internal use software were $15.6 million and $27.3 million, respectively, net of accumulated amortization of $27.4 million and $24.7 million, respectively. Amortization of capitalized internal software development costs totaled $15.7 million, $14.3 million and $7.2 million in fiscal 2002, 2001 and 2000, respectively.

8--INTANGIBLE ASSETS, NET

Effective October 1, 2001, the Company adopted early SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates goodwill amortization upon adoption and requires an initial assessment for goodwill impairment within six months after initial adoption and at least annually thereafter. Accordingly, no goodwill amortization was recognized during the fiscal year ended September 30, 2002. The Company completed its initial transitional goodwill impairment assessment in the second fiscal quarter of 2002 and determined that there was no impairment of goodwill and no impairment charge to be recorded as a cumulative effect of a change in accounting principle in accordance with SFAS No. 142.

The following table reconciles the reported net income (loss) and income (loss) per share from continuing operations to the respective pro forma amount adjusted to exclude goodwill amortization.

In thousands, except per share                                            Year ended September 30,
                                                                -----------------------------------------------
                                                                    2002             2001              2000
                                                                ------------     ------------      ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS:

Reported income (loss) from continuing operations               $     48,578     $       (220)     $     54,853
Add back: Goodwill amortization, net of taxes                             --            8,396             8,985
                                                                ------------     ------------      ------------
    Adjusted income from continuing operations                  $     48,578     $      8,176      $     63,838
                                                                ============     ============      ============

BASIC INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS:

Reported income (loss) from continuing operations               $       0.58     $      (0.00)     $       0.63

Add back: Goodwill amortization, net of taxes                             --             0.10              0.11
                                                                ------------     ------------      ------------
    Adjusted income from continuing operations                  $       0.58     $       0.10      $       0.74
                                                                ============     ============      ============

DILUTED INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS:

Reported income (loss) from continuing operations               $       0.47     $      (0.00)     $       0.62

Add back: Goodwill amortization, net of taxes                             --             0.09              0.10
                                                                ------------     ------------      ------------
    Adjusted income from continuing operations                  $       0.47     $       0.09      $       0.72
                                                                ============     ============      ============

Included in the Company's balance sheet as of September 30, 2002 and 2001 are the following categories of acquired intangible assets (in thousands).

September 30, 2002

                                        Amortization                        Accumulated
                                       Period (Years)     Gross cost       amortization           Net
                                                         ------------      ------------      ------------
Goodwill
     Research                                            $    152,609      $    (30,042)     $    122,567
     Consulting                                                75,712            (8,631)           67,081
     Events                                                    33,699            (3,001)           30,698
     Other                                                      2,579              (498)            2,081
                                                         ------------      ------------      ------------
       Total goodwill                                         264,599           (42,172)          222,427

Intangible assets with finite lives
     Non-compete agreements                    2 - 5           12,829           (10,648)            2,181
     Trademarks and tradenames                9 - 12            1,804            (1,254)              550
                                                         ------------      ------------      ------------
       Total                                             $    279,232      $    (54,074)     $    225,158
                                                         ============      ============      ============


September 30, 2001

                                        Amortization                        Accumulated
                                       Period (Years)     Gross cost       amortization           Net
                                                         ------------      ------------      ------------
Goodwill
     Research                                            $    149,887      $    (29,750)     $    120,137
     Consulting                                                72,962            (8,742)           64,220
     Events                                                    33,419            (3,001)           30,418
     Other                                                      2,579              (498)            2,081
                                                         ------------      ------------      ------------
       Total goodwill                                         258,847           (41,991)          216,856

Intangible assets with finite lives
     Non-compete agreements                    2 - 5           12,567            (8,948)            3,619
     Trademarks and tradenames                9 - 12            3,442            (1,684)            1,758
                                                         ------------      ------------      ------------
       Total                                             $    274,856      $    (52,623)     $    222,233
                                                         ============      ============      ============


Amortization related to intangible assets with finite lives was $1.9 million, $2.8 million and $3.4 million for the fiscal years ended September 30, 2002, 2001 and 2000, respectively. In accordance with SFAS No. 142, the Company reassessed the useful lives of all other intangible assets. There were no changes to such lives and there are no expected residual values associated with these intangible assets. Non-compete agreements are amortized over the term of the individual contracts, generally two to five years, and trademarks and tradenames are amortized over a period of nine to twelve years.

Estimated future amortization expense for the next five years is as follows (in thousands):

                                                                       Year ended September 30,
                                                                       ------------------------
2003                                                                           $  1,228
2004                                                                           $    624
2005                                                                           $    181
2006                                                                           $     87
2007                                                                           $     29

9--ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):


                                                 September 30,
                                         -----------------------------
                                             2002             2001
                                         ------------     ------------
Taxes payable                            $     22,955     $     25,628
Payroll and related benefits payable           43,114           35,529
Commissions payable                            14,504           19,987
Accounts payable                               12,829           14,509
Other accrued liabilities                      36,962           42,098
                                         ------------     ------------
                                         $    130,364     $    137,751
                                         ============     ============

10--DEBT

         On July 16, 1999, the Company entered into an unsecured Credit Agreement with JPMorgan Chase Bank, as administrative agent for the participating financial institutions thereunder, providing for a maximum of $500.0 million of credit facilities, consisting of a $350.0 million term loan and a $150.0 million senior revolving credit facility. On February 25, 2000, the Company modified certain financial and other covenants to permit the issuance of convertible debt. Loans under the revolving facility were to be available for five years maturing on July 16, 2004, subject to certain customary conditions on the date of any such loan. On July 17, 2000, the Company entered into a second amendment to the Credit Agreement. Under this amendment, the Company agreed to refinance all existing indebtedness and to repay in full and terminate the term loans drawn under the existing Credit Agreement. At September 30, 2002, the Company had a senior revolving credit facility, as amended, totaling a maximum aggregate principal amount of up to $200.0 million. In connection with the extinguishment of the $350.0 million term loan, the Company wrote off $1.7 million, net of the related tax benefit of $1.2 million, of deferred debt issuance costs in the fourth quarter of fiscal 2000. The charge was recorded as an extraordinary loss on debt extinguishment.

         At September 30, 2002, there were no amounts outstanding under the revolving credit facility. At September 30, 2001, $15.0 million was outstanding under the revolving credit facility. A commitment fee of 0.30% to 0.50% is paid on the unused revolving credit amount. Pursuant to certain financial covenants of the revolving credit facility, the Company had $118.9 million of available borrowings at September 30, 2002. The weighted average interest rate on borrowings, which were only outstanding during October and November of 2001, was 3.6% for the year ended September 30, 2002. The weighted average interest rate on borrowings was 6.8% for the year ended September 30, 2001.

         On April 17, 2000, the Company issued in a private placement transaction, $300.0 million of 6% convertible subordinated notes (the "convertible notes") to Silver Lake Partners, L.P. ("Silver Lake") and certain of Silver Lake's affiliates. The convertible notes mature in April 2005 and accrue interest at 6% per annum. Interest accrues semi-annually by a corresponding increase in the face amount of the convertible notes commencing September 15, 2000. Accordingly, $46.3 million has been added to the face amount of the convertible notes' balance outstanding as of September 30, 2002.

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

         The convertible notes were originally convertible into shares of the Company's Class A Common Stock, commencing April 17, 2003, at an initial price of $15.87 per share. In accordance with the original terms of the note, on the first anniversary date of issuance of the convertible notes, April 17, 2001, the conversion price was adjusted, or reset, to be equal to the lower of the initial conversion price of $15.87 per share, or the average closing price over the thirty trading day period ending April 17, 2001 if less than $14.43, a price equal to a 10% premium to the average closing price over that same period. On April 17, 2001, the conversion price was reduced to $7.45 per share. The number of shares of Class A Common Stock issuable upon conversion of the notes as of September 30, 2002 was 46.6 million shares with a total market value of $377.1 million, using the Company's September 30, 2002 market price of $8.10 per share.

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

         The Company issues letters of credit in the ordinary course of business. At September 30, 2002, the Company had outstanding letters of credit with JPMorgan Chase Bank for $3.7 million, The Bank of New York for $2.0 million and with others for $0.1 million.

11--COMMITMENTS AND CONTINGENCIES

         The Company leases various facilities, furniture and computer equipment under operating lease arrangements expiring between 2002 and 2025. Future minimum annual payments under non-cancelable operating lease agreements at September 30, 2002 are as follows (in thousands):

Year Ended September 30,
-----------------------
2003                                                              $      28,444
2004                                                                     24,001
2005                                                                     21,317
2006                                                                     18,318
2007                                                                     17,199
Thereafter                                                              108,092
                                                                  -------------
Total minimum lease payments                                      $     217,371
                                                                  =============

         Rental expense for operating leases was $27.6 million, $26.9 million, and $22.4 million for the years ended September 30, 2002, 2001 and 2000, respectively. The Company has commitments with two facilities management companies for printing, copying, mailroom and other related services, which expires during 2003. The minimum obligation under the service agreements is $1.6 million in the aggregate for 2003.

         The Company is involved in legal proceedings and litigation arising in the ordinary course of business. The Company believes the outcome of all current proceedings, claims and litigation will not have a material effect on the Company's financial position or results of operations when resolved in a future period.

12--STOCKHOLDERS' EQUITY (DEFICIT)

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

         STOCK OPTION PLANS. The Company's 1991 Stock Option Plan expired on April 25, 2001. As a result, as of September 30, 2002 and 2001, no options were available for future grant under this plan.

         In January 1993, the Company adopted the 1993 Director Option Plan, a stock option plan for directors, and reserved an aggregate of 1,200,000 shares of Class A Common Stock for issuance under this plan. The plan currently provides for the automatic grant of 15,000 options to purchase shares of Class A Common Stock to each non-employee director upon first becoming an outside director and the automatic grant of an option to purchase an additional 7,000 shares of Class A Common Stock annually based on continuous service as an outside director. The exercise price of each option granted under the plan is equal to the fair market value of the Class A Common Stock at the date of grant. Options granted are subject to yearly vesting over a three-year period after the date of grant. Non-employee directors are also compensated in common stock equivalents payable under this plan. At September 30, 2002 and 2001, 384,995 and 420,738 options were available for grant, respectively.

         In October 1994, the Board of Directors and stockholders of the Company approved the adoption of a Long-Term Stock Option Plan and the reservation of an aggregate of 6,560,000 shares of Class A Common Stock for issuance thereunder. The purpose of the plan is intended to provide to senior personnel long-term equity participation in the Company as an incentive to promote the long-term success of the Company. The exercise price of each option granted under the plan is equal to the fair market value of the Class A Common Stock at the date of grant. Prior to 2001, options granted under the plan vest and become fully exercisable five years following the date of grant, based on continued employment, and have a term of ten years from the date of grant assuming continued employment. Vesting and exercisability accelerates upon achievement of certain financial performance targets determined by the Board of Directors. If the financial performance targets are met for the year of grant in accordance with parameters as set by the Board at its sole discretion, 25% of the shares granted become exercisable on the first anniversary date following the date of grant and, if cumulative financial performance targets are met for both the first and second years following the date of grant, a second 25% become exercisable three years following the date of grant. If cumulative financial performance targets are met for all three years following the date of grant, a third 25% become exercisable on the fourth anniversary date following the date of grant and the final 25% become exercisable on the fifth anniversary following the date of grant. Based on cumulative performance through 2002, 1,186,000 shares were exercisable on September 30, 2002. An additional 62,500, shares not subject to accelerated vesting, were exercisable on September 30, 2002. Options granted in 2001 and 2002 under the 1994 plan vest over four years, with 25% vesting after one year and the remaining 75% vesting monthly over the next three years. At September 30, 2002 and 2001, 30,250 and 419,250 options were available for grant, respectively.

         In October 1996, the Company adopted the 1996 Long Term Stock Option Plan. Under the terms of the plan, the Board of Directors may grant non-qualified and incentive options, entitling employees to purchase shares of the Company's common stock at the fair market value at the date of option grant. A total of 1,800,000 shares of Class A Common Stock was reserved for issuance under this plan. All options granted under the plan vest and become fully exercisable six years following the date of grant, based on continued employment, and have a term of ten years from the date of grant assuming continued employment. Prior to 2002, vesting and exercisability accelerates upon achievement of certain financial performance targets determined by the Board of Directors. If financial performance targets are met in the year of grant in accordance with parameters as set by the Board at its sole discretion, 25% of the shares granted become exercisable on the third anniversary date following the date of grant. If cumulative financial performance targets are met for both the first and second years following the date of grant, a second 25% become exercisable three years following the date of grant. If financial performance targets are met cumulatively for all three years following the date of grant, a third 25% become exercisable on the fourth anniversary date following the date of grant and the final 25% become exercisable on the fifth anniversary following the date of grant. Based on cumulative performance for 1997 to 1999, 697,000 options were exercisable on September 30, 2002. No additional acceleration of vesting is possible. Options granted in 2002 under the 1996 plan vest over four years, with 25% vesting after one year and the remaining 75% vesting monthly over the next three years. At September 30, 2002 and 2001, 568,458 and 952,125 options to purchase common stock were available for grant, respectively.

In October 1998, the Company adopted the 1998 Long Term Stock Option Plan. Under the terms of the plan, the Board of Directors may grant non-qualified and incentive options, entitling employees to purchase shares of the Company's common stock at the fair market value at the date of option or restricted stock grant. A total of 2,500,000 shares of Class A Common Stock was reserved for issuance under this plan. Options currently granted under the plan generally vest and become fully exercisable six years following the date of grant, based on continued employment, and have a term of ten years from the date of grant assuming continued employment. Vesting and exercisability accelerates upon achievement of certain financial performance targets determined by the Board of Directors. If financial performance targets are met in the year of grant in accordance with parameters as set by the Board at its sole discretion, 25% of the shares granted become exercisable on the third anniversary date following the date of grant. If cumulative financial performance targets are met for both the first and second years following the date of grant, a second 25% become exercisable three years following the date of grant. If financial performance targets are met cumulatively for all three years following the date of grant, a third 25% become exercisable on the fourth anniversary date following the date of grant and the final 25% become exercisable on the fifth anniversary following the date of grant. Based on cumulative 2002 performance, no vesting has accelerated. At September 30, 2002 and 2001, 1,024,344 and 838,509 options to purchase common stock were available for grant, respectively.

         In November 1999, the Company adopted the 1999 Stock Option Plan. Under the terms of the plan, the Board of Directors may grant non-qualified and incentive stock options and other awards to eligible employees and consultants. The Company's directors and most highly compensated executive officers are not eligible for awards under the plan. A total of 20,000,000 shares of Class A Common Stock was reserved for issuance under this plan. Substantially all of the options currently granted under the plan vest and become fully exercisable each year for three years in equal installments following the date of grant, based on continued employment, and have a term of ten years from the date of grant assuming continued employment. On July 25, 2002, the Board of Directors approved an amendment to the plan increasing the shares reserved by 3,500,000 to 23,500,000. At September 30, 2002 and 2001, 3,990,266 and 2,767,349 options to purchase common stock were available for grant, respectively.

         A summary of stock option activity under the plans and agreement through September 30, 2002 follows:

                                           Class A
                                         Common Stock           Weighted
                                            Under          Average Exercise
                                           Option               Price
                                      ---------------      ---------------
Outstanding at September 30, 1999          17,789,568      $        17.475
  Granted                                  18,256,310      $        11.859
  Exercised                                (1,379,306)     $         5.886
  Canceled                                 (4,099,846)     $        17.240
                                      ---------------      ---------------
Outstanding at September 30, 2000          30,566,726      $        14.669
  Granted                                  10,339,620      $         8.207
  Exercised                                  (592,832)     $         6.156
  Canceled                                 (5,330,390)     $        13.859
                                      ---------------      ---------------
Outstanding at September 30, 2001          34,983,124      $        13.029
  Granted                                   5,629,441      $         9.416
  Exercised                                (1,989,049)     $         8.918
  Canceled                                 (4,617,199)     $        14.115
                                      ---------------      ---------------
Outstanding at September 30, 2002          34,006,317      $        12.524
                                      ===============      ===============

         Options for the purchase of 17,590,919 and 12,935,484 shares of Class A Common Stock were exercisable at September 30, 2002 and 2001, respectively.

The following table summarizes information about stock options outstanding at September 30, 2002:

                                                    Outstanding                            Exercisable
                                        -----------------------------------     -----------------------------------
                                        Weighted Average
                                           Remaining           Weighted                                Weighted
   Range of              Number         Contractual Life        Average             Number              Average
Exercise Prices       Outstanding           (Years)          Exercise Price       Exercisable        Exercise Price
---------------     ---------------     ---------------     ---------------     ---------------     ---------------
  $ 1.00 -  7 95          6,658,334                7.11     $          7.53           2,793,029     $          7.34
  $ 7.99 -  9 94          6,669,026                8.80     $          9.07             789,515     $          9.10
  $10.09 - 10.31          7,056,177                7.11     $         10.31           4,750,763     $         10.31
  $10.40 - 16.96          6,065,240                7.55     $         14.10           3,557,072     $         14.59
  $17.44 - 22.71          7,132,400                5.80     $         20.27           5,297,900     $         19.95
  $23.90 - 37.29            425,140                4.39     $         29.14             402,640     $         29.07
                    ---------------                                             ---------------
                         34,006,317                         $         12.52          17,590,919     $         13.98
                    ===============                                             ===============


         EMPLOYEE STOCK PURCHASE PLANS. In January 1993, the Company adopted an employee stock purchase plan, and reserved an aggregate of 4,000,000 shares of Class A Common Stock for issuance under this plan. In March 2002, shareholders approved the 2002 Employee Stock Purchase Plan with substantially identical terms. Eligible employees are permitted to purchase Class A Common Stock through payroll deductions, which may not exceed 10% of an employee's compensation (or $21,250 in any calendar year), at a price equal to 85% of the Class A Common Stock price as reported by the NYSE at the beginning or end of each offering period, whichever is lower. Eligible international employees can purchase shares at a price that is calculated monthly with no corresponding discount. During the years ended September 30, 2002 and 2001, 560,861 and 769,085 shares were issued from treasury stock at an average purchase price of $7.90 and $7.01 per share, respectively, in conjunction with these plans. At September 2002, 3,722,256 shares were available for purchase under the 2002 plan. At September 30, 2002 and 2001, 403,629 and 676,994 shares were also available for purchase under the 1993 plan.

         RESTRICTED STOCK AWARDS. Beginning in 1998, the Company granted restricted stock awards under the 1991 Stock Option Plan and the 1998 Long Term Stock Option Plan. The restricted stock awards vest in six equal installments with the first installment vesting two years after the grant and then annually thereafter for five years. Recipients are not required to provide consideration to the Company other than rendering service and have the right to vote the shares and to receive dividends. The restricted stock may not be sold by the employee during the vesting period. In 1999, the Company also awarded 40,500 stock options under the 1998 Long Term Stock Option Plan with an exercise price of $1.00 per share that vest on the same basis as the restricted stock awards to certain international employees. Such stock options had a weighted average fair market value of $22.81 per stock option on the date of grant. At September 30, 2002, a total of 178,167 restricted shares of Class A Common Stock were outstanding at a weighted average market value, as of the original award date, of $23.31 per share. At September 30, 2001, a total of 271,666 restricted shares of Class A Common Stock were outstanding at a weighted average market value, as of the original award date, of $23.14 per share. There were no awards of restricted stock in 2002 and 2001. In 2000, the Company awarded restricted stock of 50,000 shares with a fair market value of $13.00 per share. During 2002, there were forfeitures and acceleration of awards of 11,836 shares and 9,335 shares, respectively. At September 30, 2002, the aggregate unamortized compensation expense for restricted stock awards and the $1 stock option grants was $3.5 million and is included as Unearned compensation in the Consolidated Balance Sheets. During 2001, there were forfeitures and acceleration of awards of 64,593 shares and 9,581 shares, respectively. Total compensation expense recognized for the restricted stock awards and option grants was $1.3 million, $1.1 million and $1.1 million for 2002, 2001 and 2000, respectively.

         DEFERRED COMPENSATION EMPLOYEE STOCK TRUST. The Company has supplemental deferred compensation arrangements for the benefit of certain officers, managers and other key employees. These arrangements are funded by life insurance contracts, which have been purchased by the Company. The plan permits the participants to diversify their investments. The value of the assets held, managed and invested, pursuant to the agreement was $8.1 million and $7.8 million at September 30, 2002 and 2001, respectively, and are included in other assets. The corresponding deferred compensation liability of $9.6 million and $8.8 million at September 30, 2002 and 2001, is recorded at the fair market value of the shares held in a rabbi trust and adjusted, with a corresponding charge or credit to compensation cost, to reflect the fair value of the amount owed to the employee. Total compensation expense recognized for the plan in fiscal 2002 was $0.6 million, compared to $0.1 million of income in 2001.

         FORWARD PURCHASE AGREEMENTS. Beginning in 1997, the Company entered into a series of forward purchase agreements to effect the repurchase of 1,800,000 of its Class A Common Stock. These agreements were settled quarterly at the Company's option on a net basis in either shares of its own Class A Common Stock or cash. To the extent that the market price of the Company's Class A Common Stock on a settlement date is higher (lower) than the forward purchase price, the net differential is received (paid) by the Company. During the year ended September 30, 2000, four settlements resulted in the Company receiving 155,792 shares of Class A Common Stock and paying approximately $8.2 million in cash. During the year ended September 30, 2001, two settlements resulted in the Company delivering 491,789 shares of Class A Common Stock and paying approximately $64,000 in cash. During June 2001, the Company terminated the forward purchase agreement by reacquiring 1,164,154 shares of Class A Common Stock for approximately $9.7 million. There were no forward purchase agreements outstanding at September 30, 2002.

         STOCK REPURCHASES. On July 19, 2001, the Company's Board of Directors approved the repurchase of up to $75.0 million of Class A and Class B Common Stock. On July 25, 2002, the Company's Board of Directors increased the authorized stock repurchase program from the previously approved $75 million to up to $125 million of its Class A and Class B Common Stock.

Stock repurchases are summarized below:


                                                                         Total           Cost Per
                                                  Total Shares         Cost $000           Share
                                                 --------------     --------------     --------------
FISCAL 2000
   Recapitalization                                   4,500,200     $       49,877     $        11.08
                                                 ==============     ==============     ==============

FISCAL 2001
   Recapitalization                                     666,491     $        5,416     $         8.13

   Stock Repurchase Program:
      Purchased from IMS Health, Inc. and
        affiliates on August 29, 2001 (1)             1,867,149     $       18,447     $         9.88
      Open market purchases (1)                         458,960     $        4,325     $         9.42

   Termination of forward purchase agreement
                                                      1,164,154     $        9,705     $         8.34

                                                 --------------     --------------     --------------
Total fiscal 2001                                     4,156,754     $       37,893     $         9.12
                                                 ==============     ==============     ==============

FISCAL 2002
   Stock Repurchase Program                           4,465,100     $       47,047     $        10.54
                                                 ==============     ==============     ==============

(1) REPRESENTS CUMULATIVE REPURCHASES
    PURSUANT TO THE $125 MILLION STOCK
    REPURCHASE PROGRAM                                6,791,209     $       69,819     $        10.28
                                                 ==============     ==============     ==============

As of September 30, 2002, the Company repurchased 6,791,209 shares of its outstanding common stock at a cost of approximately $69.8 million at an average price of $10.28 per share.

         STOCK BASED COMPENSATION. The Company applies the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock-based compensation plans. Accordingly, no compensation cost has been recognized for the Company's fixed stock option plans. Pursuant to the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the following are the pro forma net income (loss) and net income (loss) per share for the years ended September 30, 2001, 2000, and 1999 had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for grants under those plans (in thousands, except per share data):

Year Ended September 30,              2002             2001              2000
-----------------------           ------------     ------------      ------------
Net income (loss)
      As reported                 $     48,578     $    (66,203)     $     25,546
      Pro forma                   $     20,230     $   (106,370)     $     (3,325)
Net income (loss) per diluted
   share
      As reported                 $       0.47     $      (0.77)     $       0.29
      Pro forma                   $       0.25     $      (1.24)     $      (0.04)
                                  ------------     ------------      ------------

         The fair value of the Company's stock plans used to compute pro forma net income (loss) and diluted per share disclosures is the estimated fair value at grant date using the Black-Scholes option pricing model. The following weighted-average assumptions were utilized for stock options granted or modified:


                                  2002                2001                2000
                             --------------      --------------      --------------
Expected life (in years)                3.5                 3.1           3.1 - 5.2
Expected volatility                     .50                 .65                 .44
Risk free interest rate                 3.2%                3.2%       5.76% - 6.08%
Expected dividend yield                0.00%               0.00%               0.00%

         The weighted average fair values of the Company's stock options granted in the years ended September 30, 2002, 2001 and 2000 are $3.67, $3.77 and $6.63, respectively.

13--COMPUTATION OF EARNINGS PER SHARE FROM CONTINUING OPERATIONS

          Basic earnings per share ("EPS") is computed by dividing income (loss) from continuing operations by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. When the exercise of stock options is antidilutive they are excluded from the calculation.

         The following table sets forth the reconciliation of the basic and diluted earnings per share computations (in thousands, except per share).


Year Ended September 30,                                                               2002         2001          2000
-----------------------                                                             ----------   ----------    ----------
Numerator:
   Income (loss) from continuing operations                                         $   48,578   $     (220)   $   54,853
   Add-back after-tax interest on convertible long-term debt                            12,380           --            --
                                                                                    ----------   ----------    ----------
   Income (loss) from continuing operations applicable to common stock              $   60,958   $     (220)   $   54,853
                                                                                    ==========   ==========    ==========

------------------------------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic income (loss) per share - weighted average number of
      common shares outstanding                                                         83,586       85,862        86,564

   Effect of dilutive securities:
      Weighted average number of common shares under convertible long-term debt         45,320           --            --
      Weighted average number of option and other compensation shares outstanding        1,976           --         2,544
                                                                                    ----------   ----------    ----------
      Dilutive potential common shares                                                  47,296           --         2,544
                                                                                    ----------   ----------    ----------
      Denominator for diluted income (loss) per share - adjusted weighted average
        number of common shares outstanding                                            130,882       85,862        89,108
                                                                                    ==========   ==========    ==========

Income (loss) per share from continuing operations:
Basic                                                                               $     0.58   $    (0.00)   $     0.63
                                                                                    ==========   ==========    ==========
Diluted                                                                             $     0.47   $    (0.00)   $     0.62
                                                                                    ==========   ==========    ==========

         For the year ended September 30, 2002, options to purchase 14.5 million shares of Class A Common Stock of the Company with exercise prices greater than the average fair market value of $10.57 were not included in the computation of diluted income per share because the effect would have been antidilutive. For the year ended September 30, 2001, options to purchase 35.0 million shares of Class A Common Stock of the Company were not included in the computation of diluted loss per share because the effect would have been antidilutive. For the year ended September 30, 2000, options to purchase 14.3 million shares of Class A Common Stock of the Company with exercise prices greater than the average fair market value of $13.78 were not included in the computation of diluted income
(loss) per share because the effect would have been antidilutive. For the years ended September 30, 2002, 2001 and 2000, unvested restricted stock awards were not included in the computation of diluted income (loss) per share because the effect would have been antidilutive. Additionally, convertible notes outstanding for the year ended September 30, 2001 and 2000, representing 30.5 million and
8.8 million common shares, if converted, and the related interest expense of $18.8 million and $8.2 million, respectively, were not included in the computation of diluted income (loss) per share because the effect would have been antidilutive.

14--INCOME TAXES

Following is a summary of the components of income (loss) before provision (benefit) for income taxes, loss from discontinued operations and extraordinary loss (in thousands):

                                                                              Year Ended September 30,
                                                                    ---------------------------------------------
                                                                        2002            2001             2000
                                                                    ------------    ------------     ------------
U.S.                                                                $     35,330    $   (132,522)    $     27,016
Non-U.S                                                                   38,273          24,120           26,204
                                                                    ------------    ------------     ------------
   Total                                                                  73,603        (108,402)          53,220
Extraordinary loss on debt extinguishment                                     --              --            2,881
Loss from discontinued operation                                              --          99,010           35,199
                                                                    ------------    ------------     ------------
    Income (loss) from continuing operations before income taxes    $     73,603    $     (9,392)    $     91,300
                                                                    ============    ============     ============

The provision (benefit) for income taxes on the above income consists of the following components (in thousands):


                                                                                          Year Ended September 30,
                                                                                ----------------------------------------------
                                                                                    2002             2001             2000
                                                                                ------------     ------------     ------------
Current tax expense from operations:
   U.S. federal                                                                 $      5,591     $      9,192     $     23,556
   State and local                                                                     1,361            4,862           11,660
   Foreign                                                                            11,649           10,258            7,211
                                                                                ------------     ------------     ------------
     Total current                                                                    18,601           24,312           42,427
Deferred tax expense (benefit):
   U.S. federal                                                                        3,330          (29,355)          (5,768)
   State and local                                                                       911           (4,782)          (2,754)
   Foreign                                                                              (175)            (836)          (1,637)
                                                                                ------------     ------------     ------------
     Total deferred                                                                    4,066          (34,973)         (10,159)
                                                                                ------------     ------------     ------------
        Total current and deferred                                                    22,667          (10,661)          32,268
Benefit of stock transactions with employees                                           2,280            1,331            4,179
Benefit of purchased tax benefits applied to reduce goodwill                              78              158               --
                                                                                ------------     ------------     ------------
     Income tax expense (benefit) on continuing operations                            25,025           (9,172)          36,447
Current taxes from extraordinary loss:
   U.S. federal tax expense on debt extinguishment                                        --               --             (922)
   State and local tax expense on debt extinguishment                                     --               --             (230)
Current taxes from loss on discontinued operations:
   U.S. federal                                                                           --          (33,522)          (7,985)
   State and local                                                                        --           (1,585)            (287)
Deferred tax expense (benefit) from loss on discontinued operations:
   U.S. federal                                                                           --              137             (135)
   State and local                                                                        --              178             (180)
   Benefit of purchased tax benefits applied to reduce goodwill on loss from
       discontinued operation                                                             --            1,765              966
                                                                                ------------     ------------     ------------
                                                                                $     25,025     $    (42,199)    $     27,674
                                                                                ============     ============     ============

Current and long-term deferred tax assets and liabilities are comprised of the following (in thousands):

                                               September 30,
                                      -----------------------------
                                          2002             2001
                                      ------------     ------------

Depreciation and amortization         $      6,988     $      5,426
Expense accruals for book purposes          21,717           29,530
Loss and credit carryforwards               32,947           26,832
Equity interest                                 98              727
Other                                        3,183            4,078
                                      ------------     ------------
    Gross deferred tax asset                64,933           66,593
                                      ------------     ------------
Intangible assets                           (1,000)          (1,215)
                                      ------------     ------------
    Gross deferred tax liability            (1,000)          (1,215)
                                      ------------     ------------
    Valuation allowance                    (29,156)         (26,072)
                                      ------------     ------------
      Net deferred tax asset          $     34,777     $     39,306
                                      ============     ============

Current and long-term net deferred tax assets were $3.7 million and $31.1 million as of September 30, 2002 and were $9.9 million and $29.4 million as of September 30, 2001, respectively, and are included in Prepaid expenses and other current assets and Other assets in the Consolidated Balance Sheets.

The valuation allowance relates to domestic state and local and foreign tax net operating loss and capital loss carryforwards that more likely than not will expire unutilized. The net increase in the valuation allowance of approximately $3.1 million in the current year results primarily from the net increase in state and local net operating losses. Approximately $2.4 million of the valuation allowance will reduce additional paid-in-capital upon subsequent recognition of any related tax benefits related to stock options.

The differences between the U.S. federal statutory income tax rate and the Company's effective tax rate on income (loss) from continuing operations are:

                                                                             Year ended September 30,
                                                                 ------------------------------------------------
                                                                     2002              2001              2000
                                                                 ------------      ------------      ------------
Statutory tax rate                                                       35.0%            (35.0%)            35.0%
State income taxes, net of federal benefit                                2.4               3.6               6.9
Foreign income taxed at a different rate                                 (1.8)             13.2              (2.5)
Non-deductible goodwill and direct acquisition costs                       --              18.1               2.2
Non-taxable income                                                       (0.2)             (0.3)             (0.1)
Exempt foreign trading gross receipts                                    (0.4)            (13.5)             (0.8)
Non-deductible meals and entertainment expense                            0.6               5.6               0.6
Officers life insurance                                                   0.5              12.7              (0.3)
Valuation allowance on losses from minority-owned investments             0.5              88.5                --
Utilization of foreign tax credits                                       (1.5)           (185.1)               --
Other items                                                              (1.1)             (5.5)             (1.0)
                                                                 ------------      ------------      ------------
Effective tax rate                                                       34.0%            (97.7%)            40.0%
                                                                 ============      ============      ============

As of September 30, 2002, the Company had U.S. federal capital loss carryforwards of $21.9 million, of which $19.2 million will expire in four years and the remaining $2.7 million will expire in five years, foreign tax credit carryforwards of $8.8 million which will expire in four years and other federal tax credit carryforwards of $1.8 million which can be carried forward indefinitely. The Company had state and local tax net operating loss carryforwards of $121.2 million, of which $26.1 million will expire within one to five years, $22.3 million will expire within six to fifteen years, and $72.8 million will expire within sixteen to twenty years. The Company also had $72.3 million in state and local capital loss carryforwards that will expire in four years. Lastly, the Company had foreign tax loss carryforwards of $5.1 million of which $1.4 million will expire in one to five years and $3.7 million that can be carried forward indefinitely.

15--EMPLOYEE BENEFITS

         The Company has a savings and investment plan covering substantially all domestic employees. The Company contributes amounts to this plan based upon the level of the employee contributions. In addition, the Company also contributes fixed and discretionary amounts based on employee participation and attainment of operating margins set by the Board of Directors. Amounts expensed in connection with the plan totaled $9.5 million, $10.5 million, and $8.5 million for the years ended September 30, 2002, 2001 and 2000, respectively.

16--SEGMENT INFORMATION

         The Company previously managed its business in four reportable segments organized on the basis of differences in its related products and services. With the discontinuance and sale of TechRepublic (see Note 3--Discontinued Operation), three reportable segments remain: research, consulting and events. Research consists primarily of subscription-based research products. Consulting consists primarily of consulting, measurement engagements and strategic advisory services. Events consists of various symposia, conferences and exhibitions.

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

         The following tables present information about reportable segments (in thousands). The "Other" column includes certain revenues and corporate and other expenses (primarily selling, general and administrative) unallocated to reportable segments, expenses allocated to operations that do not meet the segment reporting quantitative threshold, and other charges. There are no intersegment revenues:

Year Ended September 30, 2002                 Research        Consulting        Events          Other        Consolidated
----------------------------------------    ------------     ------------    ------------    ------------    ------------
Revenues                                    $    496,403     $    273,692    $    121,991    $     15,088    $    907,174
Gross contribution                               326,345           97,924          65,405           9,316         498,990
Corporate and other expenses                                                                                     (402,615)
Net gain on sale of investments                                                                                       787
Net loss from minority-owned investments                                                                           (2,365)
Interest income                                                                                                     1,845
Interest expense                                                                                                  (22,869)
Other expense, net                                                                                                   (170)
Income from continuing operations before
   income taxes                                                                                              $     73,603




Year Ended September 30, 2001                 Research        Consulting        Events          Other        Consolidated
----------------------------------------    ------------     ------------    ------------    ------------    ------------
Revenues                                    $    535,114     $    276,292    $    132,684    $     18,794    $    962,884
Gross contribution                               352,574           86,949          63,625           4,227         507,375
Corporate and other expenses                                                                                     (464,861)
Net loss on sale of investments                                                                                      (640)
Net loss from minority-owned investments                                                                          (26,817)
Interest income                                                                                                     1,616
Interest expense                                                                                                  (22,391)
Other expense, net                                                                                                 (3,674)
Loss from continuing operations before
   income taxes                                                                                              $     (9,392)




Year Ended September 30, 2000                 Research        Consulting        Events          Other        Consolidated
----------------------------------------    ------------     ------------    ------------    ------------    ------------
Revenues                                    $    509,781     $    216,667    $    108,589    $     27,414    $    862,451
Gross contribution                               341,061           75,652          50,604          11,231         478,548
Corporate and other expenses                                                                                     (394,417)
Net gain on sale of investments                                                                                    29,630
Net loss from minority-owned investments                                                                             (775)
Interest income                                                                                                     3,936
Interest expense                                                                                                  (24,900)
Other expense, net                                                                                                   (722)
Income from continuing operations before
   income taxes                                                                                              $     91,300

         The Company's consolidated revenues are generated primarily through direct sales to clients by domestic and international sales forces and a network of independent international distributors. The Company defines "Europe Revenues" as revenues attributable to clients located in England and the European region and "Other International Revenues" as revenues attributable to all areas located outside of the United States, Canada and Europe. Most products and services of the Company are provided on an integrated worldwide basis. Because of the integration of products and services delivery, it is not practical to separate precisely the revenues and operating income (loss) of the Company by geographic location. Accordingly, the separation set forth in the table below is based upon internal allocations, which involve certain management estimates and judgments.

         European identifiable tangible assets consist primarily of the assets of the European subsidiaries and include the accounts receivable balances carried directly by the subsidiaries located in England, France and Germany. All other European customer receivables are maintained by, and therefore are included as identifiable assets of, the United States operations.

Summarized information by geographic location is as follows (in thousands):

Year Ended September 30,                                       2002             2001             2000
-------------------------------------------------------    ------------     ------------     ------------
United States and Canada:
       Revenues                                            $    595,331     $    641,877     $    569,488
       Operating income                                    $     69,640     $     31,773     $     62,903
       Operating income, excluding other charges           $     77,181     $     67,450     $     62,903
       Identifiable tangible assets                        $    404,308     $    423,738     $    476,755
       Long-lived assets                                   $    304,031     $    321,832     $    341,648

Europe:
       Revenues                                            $    242,099     $    249,953     $    231,576
       Operating income                                    $     29,691     $     13,918     $     17,577
       Operating income, excluding other charges           $     36,668     $     23,826     $     17,577
       Identifiable tangible assets                        $    156,853     $    155,855     $    171,420
       Long-lived assets                                   $     57,008     $     59,171     $     56,918

Other International:
       Revenues                                            $     69,744     $     71,054     $     61,387
       Operating income (loss)                             $     (2,956)    $     (3,177)    $      3,651
       Operating income (loss), excluding other charges    $       (228)    $     (2,199)    $      3,651
       Identifiable tangible assets                        $     38,531     $     37,176     $     32,846
       Long-lived assets                                   $      8,778     $     11,625     $     10,383

17--QUARTERLY FINANCIAL DATA - (UNAUDITED)
(in thousands, except per share data)

Year Ended September 30, 2002                                   1st            2nd              3rd             4th
-------------------------------------------------------    ------------    ------------     ------------    ------------
Revenues                                                   $    249,395    $    201,095     $    236,157    $    220,527
Operating income (loss) (1)                                $     33,947    $     (1,371)    $     34,678    $     29,121
Income (loss) from continuing operations                   $     19,043    $     (4,316)    $     18,255    $     15,596
Income (loss) from discontinued operation, net of taxes              --              --               --              --
Net income (loss)                                          $     19,043    $     (4,316)    $     18,255    $     15,596
Diluted earnings (loss) per common share (3):
Income (loss) from continuing operations                   $       0.17    $      (0.05)    $       0.16    $       0.15
Income (loss) on discontinued operation                              --              --               --              --
Net income (loss)                                          $       0.17    $      (0.05)    $       0.16    $       0.15

Year Ended September 30, 2001                                   1st             2nd               3rd              4th
-------------------------------------------------------    ------------     ------------     ------------     ------------
Revenues                                                   $    257,779     $    227,276     $    250,075     $    227,754
Operating income (loss)(1)                                 $     30,180     $      8,021     $     (3,459)    $      7,772
Income (loss) from continuing operations (2)               $     17,697     $     (1,382)    $    (10,219)    $     (6,316)
Income (loss) from discontinued operation, net of taxes    $    (13,800)    $    (52,198)    $      1,765     $     (1,750)
Net income (loss) (2)                                      $      3,897     $    (53,580)    $     (8,454)    $     (8,066)
Diluted earnings (loss) per common share (3):
Income (loss) from continuing operations                   $       0.20     $      (0.02)    $      (0.12)    $      (0.08)
Income (loss) on discontinued operation                    $      (0.16)    $      (0.60)    $       0.02     $      (0.02)
Net income (loss)                                          $       0.04     $      (0.62)    $      (0.10)    $      (0.10)

(1) Includes other charges of $17.2 million in the quarter ended March 31, 2002, $31.1 million in the quarter ended March 31, 2001 and $15.5 million in the quarter ended September 30, 2001.

(2) Includes net losses from minority-owned investments of $2.5 million for the quarter ended June 30, 2002 and $1.7 million, $3.4 million, $6.6 million and $15.1 million for each of the four quarters in the fiscal year ended September 30, 2001. Also includes benefits for income taxes from the utilization of foreign tax credits of $2.9 million in the quarter ended June 30, 2001 and $11.6 million in the quarter ended September 30, 2001.

(3) The aggregate of the four quarters' diluted earnings per common share does not total the reported full fiscal year amount due to the effect of dilutive securities and rounding.

18--SUBSEQUENT EVENTS - UNAUDITED

         On October 30, 2002, the Company announced that it expected to incur a charge of about $25 million in the quarter ending December 31, 2002, for reductions in facilities and workforce as the Company continues to align business resources with revenue expectations.

         On October 30, 2002, the Company announced that the Board of Directors approved a change of the Company's fiscal year from September 30 to December 31. The change in fiscal year-end will better align overall operations with the sales organization, which was already operating under a December 31 year-end to correspond with the majority of its clients as well as its competitors. The Company intends to file an audited Form 10-K transition report for the three-month period ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report on Form 10-K to be signed on its behalf by the undersigned, duly authorized, in Stamford, Connecticut, on December 27, 2002.



                                       Gartner, Inc.

Date: December 27, 2002                By: /s/ MICHAEL D. FLEISHER
                                          ------------------------
                                       Michael D. Fleisher
                                       Chairman of the Board, Chief
                                         Executive Officer and President


POWER OF ATTORNEY


Each person whose signature appears below appoints Michael D. Fleisher and Maureen E. O'Connell and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in all capacities, to sign all amendments to this Report on Form 10-K, and to file the same, with appropriate exhibits and other related documents, with the Securities and Exchange Commission. Each of the undersigned, ratifies and confirms his or her signatures as they may be signed by his or her attorney-in-fact to any amendments to this Report.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

NAME                                           TITLE                                       DATE

/s/ MICHAEL D. FLEISHER                        Director and Chairman of the Board,         December 27, 2002
----------------------------                   Chief Executive Officer and President
Michael D. Fleisher                            (Principal Executive Officer)

/s/ MAUREEN E. O'CONNELL                       Executive Vice President Chief              December 27, 2002
----------------------------                   Financial  and Administrative Officer
Maureen E. O'Connell                           (Principal Financial and Accounting
                                               Officer)

/s/ ANNE SUTHERLAND FUCHS                      Director                                    December 27, 2002
----------------------------
Anne Sutherland Fuchs

/s/ WILLIAM O. GRABE                           Director                                    December 27, 2002
----------------------------
William O. Grabe

/s/ MAX D. HOPPER                              Director                                    December 27, 2002
----------------------------
Max D. Hopper

/s/ GLENN HUTCHINS                             Director                                    December 27, 2002
----------------------------
Glenn Hutchins

/s/ STEPHEN G. PAGLIUCA                        Director                                    December 27, 2002
----------------------------
Stephen G. Pagliuca

/s/ JAMES C. SMITH                             Director                                    December 27, 2002
----------------------------
James C. Smith

/s/ DAVID J. ROUX                              Director                                    December 27, 2002
----------------------------
David J. Roux

/s/ DENNIS G. SISCO                            Director                                    December 27, 2002
----------------------------
Dennis G. Sisco

/s/ MAYNARD G. WEBB, JR.                       Director                                    December 27, 2002
----------------------------
Maynard G. Webb, Jr.

                            CERTIFICATION PURSUANT TO
               RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



         (1) I have reviewed this annual report on Form 10-K of Gartner, Inc.;

         (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The registrant's other certifying officers and I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Michael D. Fleisher
-------------------------------
Michael D. Fleisher
Chief Executive Officer
December 27, 2002

                            CERTIFICATION PURSUANT TO
               RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



         (1) I have reviewed this annual report on Form 10-K of Gartner, Inc.;

         (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The registrant's other certified officers and I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors;

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Maureen E. O'Connell
-----------------------------------
Maureen E. O'Connell
Chief Financial Officer
December 27, 2002