Form 10-KT
period 2002-12-31
GARTNER INC
filed 2003-03-31
CIK 749251

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KT

|X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM OCTOBER 1, 2002 TO DECEMBER 31, 2002

                         COMMISSION FILE NUMBER 0-14443

                                 GARTNER, INC.
             (Exact name of Registrant as specified in its charter)

                 Delaware                                       04-3099750
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                      Identification Number)

             P.O. BOX 10212                                      06902-7747
           56 TOP GALLANT ROAD                                   (Zip Code)
              STAMFORD, CT
(Address of principal executive offices)

Registrant's telephone number, including area code: (203) 316-1111

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE
            TITLE OF CLASS                               ON WHICH REGISTERED
            --------------                               -------------------
            Common Stock, Class A, $.0005 Par Value      New York Stock Exchange
            Common Stock, Class B, $.0005 Par Value      New York Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:
                                      None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KT or any amendment to this Form 10-KT. ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes |X| No | |

The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Registrant, as of March 28, 2002, was approximately $1,094.4 million. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares outstanding of the registrant's capital stock as of March 1, 2003 was 50,623,191 shares of Common Stock, Class A and 29,751,828 shares of Common Stock, Class B.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                                 GARTNER, INC.
                      2002 TRANSITION REPORT ON FORM 10-KT
                               TABLE OF CONTENTS

PART I

Item 1.       Business                                                                                   3
Item 2.       Properties                                                                                 5
Item 3.       Legal Proceedings                                                                          5
Item 4.       Submission of Matters to a Vote of Security Holders                                        5

PART II

Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters                                                                        5
Item 6.       Selected Consolidated Financial Data                                                       6
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                                 7
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk                                22
Item 8.       Consolidated Financial Statements and Supplementary Data                                  23
Item 9.       Changes In and Disagreements with Accountants on Accounting
              and Financial Disclosure                                                                  23

PART III

Item 10.      Directors and Executive Officers of the Registrant                                        23
Item 11.      Executive Compensation                                                                    26
Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters                                                                       35
Item 13.      Certain Relationships and Related Transactions                                            37
Item 14.      Controls and Procedures                                                                   37

PART IV

Item 15.      Exhibits, Consolidated Financial Statement Schedules and
              Reports on Form 8-K                                                                       38
Report by Management                                                                                    42
Independent Auditors' Report                                                                            43
Consolidated Balance Sheets                                                                             44
Consolidated Statements of Operations                                                                   45
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss)               46
Consolidated Statements of Cash Flows                                                                   47
Notes to Consolidated Financial Statements                                                              48
Certifications Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as Adopted Pursuant
to Section 302 of the Sarbanes - Oxley Act of 2002                                                    73 & 74
Independent Auditors' Report on Consolidated Financial Statement Schedule                               75
Schedule II - Valuation and Qualifying Accounts                                                         76


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

- RESEARCH products and services highlight industry developments, review new products and technologies, provide quantitative market research, and analyze industry trends within a particular technology or market sector.

- CONSULTING consists primarily of consulting, measurement engagements and strategic advisory services (paid one-day analyst engagements) ("SAS"), which provide assessments of cost, performance, efficiency and quality focused on the IT industry.

- EVENTS consists of various symposia, conferences and exhibitions focused on the IT industry.

On October 30, 2002, we announced that the Board of Directors approved a change of our fiscal year end from September 30 to December 31, effective January 1, 2003. This change resulted in a three-month transitional period ended December 31, 2002. This discussion compares: (i) the three month transitional period ended December 31, 2002 with the three months ended December 31, 2001; (ii) our fiscal year 2002 (twelve months ended September 30, 2002) with fiscal year 2001; and (iii) our fiscal year 2001 with fiscal year 2000.

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

We are a leading provider of independent and objective research and analysis of the IT industry, and a source of insight about technology acquisition and deployment. Our global research community provides provocative thought leadership. We employ more research analysts than any competitor. Hundreds of our experienced consultants combine our objective, independent research with a practical, sought-after business perspective focused on the IT industry. Our events are among the world's largest of their kind; gathering highly qualified audiences of senior business executives, IT professionals, purchasers and vendors of IT products and services.

PRODUCTS AND SERVICES

Our principal products and services are Research, Consulting and Events.

- RESEARCH. We devote an experienced research team to each significant IT product category. Our staff researches, publishes reports and responds to telephone and e-mail inquiries from clients. Clients receive information through a number of electronic delivery formats - primarily gartner.com - as well as CD-ROM and print media. Most clients purchase annually renewable subscription contracts for our research products. Our research products include highlights of industry developments and trends, new product and technology evaluations, quantitative market research, and comparative analysis of an individual organization's IT operations. We also provide clients with IT trends and vendor strategies, statistical analysis, growth projections, and market share rankings of suppliers and vendors. This information is useful to IT manufacturers and the financial community; it also helps business leaders formulate, implement and execute their growth strategies. Our research products and services include our core research business, Dataquest, Gartner Executive Programs ("EXP") and GartnerG2. Dataquest helps IT and telecom vendors and investors formulate product and investment plans, evaluate competition, assess market position, and define future strategies. Gartner EXP is a program for CIOs and other senior IT executives, offering concierge-level service and a personalized research program. GartnerG2 is an advisory service that helps business leaders and strategists drive business growth and manage technology's impact on business models and processes.

- CONSULTING. Our consulting staff provides customized project consulting on the delivery, deployment and management of high-tech products and services. We offer consulting through a number of specialized practices, including: IT Strategy & Management, Measurement, Strategic Sourcing, Public Sector and General Advisory Services. Our measurement services provide performance management, benchmarking, continuous improvement and best practices services. SAS engagements, performed by Gartner research analysts, provide a customized assessment of the client's specific business requirements.

- EVENTS. Gartner Events include symposia, conferences and exhibitions that provide comprehensive coverage of IT issues and forecasts of key IT industry segments. Our flagship event is Symposia/ITxpo, which is held twice a year across the world. Fall Symposium/ITxpo typically takes place in Orlando, Florida; Cannes, France; Tokyo, Japan; and Sydney, Australia. Spring Symposium/ITxpo typically takes place in San Diego, California; Florence, Italy; and Johannesburg, South Africa. Throughout the year, we sponsor other conferences, seminars and briefings throughout the world. Our events provide premier educational and networking opportunities for top IT decision-makers and technology providers.

COMPETITION

We believe that the principal competitive factors that differentiate us from our competitors are:

-     high quality, independence and objectivity of our research and analysis;

- multi-faceted expertise across the IT industry and its technologies, both legacy and emerging;

- our position as a research company with broad consulting capabilities, and a consulting firm with research analysts;

-     timely delivery of information;

- the ability to offer products that meet changing market needs at competitive prices; and

-     superior customer service.

We face competition from a significant number of independent providers of information products and services. We compete indirectly against consulting firms and other information providers, including electronic and print media companies. These indirect competitors could choose to compete directly with us in the future. Limited barriers to entry exist in the markets in which we do business. As a result, new competitors may emerge and existing competitors may start to provide additional or complementary services. However, we believe the breadth and depth of our research assets position us well versus our competition. Increased competition may result in us losing market share, diminished value in our products and services, reduced pricing and increased sales and marketing expenditures.

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

We recognize the value of intellectual property in the new marketplace and vigorously identify, create and protect our intellectual property.

EMPLOYEES

As of December 31, 2002, we had 3,905 employees, of which 712 employees were located at our headquarters in Stamford, Connecticut; 1,720 were located at our other facilities in the United States; and 1,473 were located outside of the United States. None of our employees is represented by a private non-governmental collective bargaining arrangement. We have experienced no work stoppages and consider our relations with employees to be favorable. On February 6, 2003, we announced that we expect to make moderate reductions to our workforce as we continue to align our business resources with revenue expectations.

AVAILABLE INFORMATION

Our Internet address is www.gartner.com and the investor relations section of our website is located at www.4.gartner.com/5_about/investor_information/44a.html. We make available free of charge, on or through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES.

Our headquarters is located in approximately 224,000 square feet of leased office space in four buildings located in Stamford, CT. These facilities accommodate research and analysis, marketing, sales, client support, production and corporate administration. The leases on these facilities expire in 2010. We have a significant presence in the United Kingdom with approximately 72,000 square feet of leased office space in two buildings located in Egham, UK. We have 36 domestic and 45 international locations that support our research and analysis, domestic and international sales efforts and other functions. We believe that our existing facilities and leases are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS.

We are involved in legal proceedings and litigation arising in the ordinary course of business. We believe the outcome of all current proceedings, claims and litigation will not have a material effect on our financial position or results of operations when resolved in a future period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matter to a vote of our stockholders during the three-month transitional period ended December 31, 2002 covered by this Transition Report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of March 1, 2003, there were approximately 325 holders of record of our Class A Common Stock and approximately 3,656 holders of record of our Class B Common Stock. Our Class A and Class B Common Stock trade on the New York Stock Exchange under the symbols IT and ITB, respectively. The Class B Common Stock is identical in all respects to the Class A Common Stock, except that the Class B Common Stock is entitled to elect at least 80% of the members of our Board of Directors. While subject to periodic review, the current policy of our Board of Directors is to retain all earnings primarily to provide funds for continued growth.

The following table sets forth the high and low closing prices for our Class A Common Stock and Class B Common Stock as reported on the New York Stock Exchange for the periods indicated.

CLASS A COMMON STOCK

                                            THREE MONTH              FISCAL YEAR 2002            FISCAL YEAR 2001
                                       TRANSITIONAL PERIOD        ----------------------      ----------------------
                                     ENDED DECEMBER 31, 2002
                                     -----------------------
                                        HIGH           LOW          HIGH          LOW           HIGH          LOW
                                      --------      --------      --------      --------      --------      --------
      Quarter ended December 31       $  10.66      $   4.90      $  11.69      $   8.50      $  12.38      $   5.66
      Quarter ended March 31                                      $  13.48      $  11.00      $   9.16      $   6.01
      Quarter ended June 30                                       $  13.45      $   9.82      $  11.00      $   5.80
      Quarter ended September 30                                  $   9.82      $   7.75      $  11.17      $   8.40

CLASS B COMMON STOCK

                                            THREE MONTH              FISCAL YEAR 2002            FISCAL YEAR 2001
                                       TRANSITIONAL PERIOD        ----------------------      ----------------------
                                     ENDED DECEMBER 31, 2002
                                     -----------------------
                                        HIGH           LOW          HIGH          LOW           HIGH          LOW
                                      --------      --------      --------      --------      --------      --------
      Quarter ended December 31       $  10.70      $   5.20      $  11.70      $   8.07      $  10.94      $   4.95
      Quarter ended March 31                                      $  13.20      $  10.86      $   8.45      $   5.81
      Quarter ended June 30                                       $  13.05      $   9.00      $   9.81      $   5.50
      Quarter ended September 30                                  $   9.84      $   7.67      $  10.60      $   8.05

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                 THREE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)                       DECEMBER 31,   DECEMBER 31,
                                                              2002(1)          2001
                                                                            (UNAUDITED)
                                                            ------------   ------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
     Research .........................................      $ 120,038       $ 129,474
     Consulting .......................................         58,098          55,731
     Events ...........................................         47,169          59,466
     Other ............................................          4,509           4,724
                                                             ---------       ---------
         Total revenues ...............................        229,814         249,395

Cost of Services and product development ..............        108,600         115,829
Selling, general and administrative ...................         90,306          89,193
Depreciation and amortization .........................         11,628          10,426
Other charges .........................................         32,166              --
                                                             ---------       ---------
Total operating costs and expenses ....................        242,700         215,448
                                                             ---------       ---------
Operating (loss) income ...............................        (12,886)         33,947
Net gain (loss) on sale of investments ................             --             792
Net (loss) gain from minority-owned investments .......         (1,688)             79
Interest income .......................................            635             511
Interest expense ......................................         (5,942)         (5,604)
Loss on debt extinguishment ...........................             --              --
Other expense, net ....................................           (141)           (428)
                                                             ---------       ---------
(Loss) income from continuing operations before
income taxes ..........................................        (20,022)         29,297
(Benefit) provision for income taxes ..................         (5,604)         10,254
                                                             ---------       ---------
(Loss) income from continuing operations ..............        (14,418)         19,043
Loss from discontinued operation, net of  taxes .......             --              --
                                                             ---------       ---------
Net (loss) income .....................................      $ (14,418)      $  19,043
                                                             =========       =========
Weighted average shares outstanding:
Basic .................................................         81,379          83,883
Diluted ...............................................         81,379         129,578

NET (LOSS) INCOME PER SHARE:
Basic:
     (Loss) income from continuing operations .........      $   (0.18)      $    0.23
     Loss from discontinued operation .................             --              --
                                                             ---------       ---------
     Net (loss) income ................................      $   (0.18)      $    0.23
                                                             =========       =========
Diluted:
     (Loss) income from continuing operations .........      $   (0.18)      $    0.17
     Loss from discontinued operation .................             --              --
                                                             ---------       ---------

     Net (loss) income ................................      $   (0.18)      $    0.17
                                                             =========       =========

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents and marketable equity
securities ............................................      $ 109,657       $  27,506
Fees receivable, net ..................................        283,068         315,194
Other current assets ..................................         66,540         104,544
                                                             ---------       ---------
         Total current assets .........................        459,265         447,244
Property, equipment, and leasehold improvements, net ..         71,006          94,540
Intangibles and other assets ..........................        297,132         287,622
                                                             ---------       ---------
         Total assets .................................      $ 827,403       $ 829,406
                                                             =========       =========

Deferred revenues .....................................      $ 305,887       $ 325,808
Other current liabilities .............................        151,990         138,079
                                                             ---------       ---------
         Total current liabilities ....................        457,877         463,887
Long-term debt ........................................        351,539         331,138
Other liabilities .....................................         46,688          44,135
Stockholders' (deficit) equity ........................        (28,701)         (9,754)
                                                             ---------       ---------
Total liabilities and stockholders' (deficit) equity ..      $ 827,403       $ 829,406
                                                             =========       =========

                                                                              FISCAL YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                             2002            2001            2000            1999            1998
                                                          ---------       ---------       ---------       ---------       ---------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
     Research .........................................   $ 496,403       $ 535,114       $ 509,781       $ 479,045       $ 433,141
     Consulting .......................................     273,692         276,292         216,667         156,444         116,929
     Events ...........................................     121,991         132,684         108,589          75,581          49,121
     Other ............................................      15,088          18,794          27,414          29,768          48,740
                                                          ---------       ---------       ---------       ---------       ---------
         Total revenues ...............................     907,174         962,884         862,451         740,838         647,931

Cost of Services and product development ..............     403,718         450,471         395,603         298,695         252,206
Selling, general and administrative ...................     345,382         370,096         341,874         253,716         215,416
Depreciation and amortization .........................      44,453          53,240          40,843          31,633          27,266
Other charges .........................................      17,246          46,563              --          23,426           7,313
                                                          ---------       ---------       ---------       ---------       ---------
Total operating costs and expenses ....................     810,799         920,370         778,320         607,470         502,201
                                                          ---------       ---------       ---------       ---------       ---------
Operating (loss) income ...............................      96,375          42,514          84,131         133,368         145,730
Net gain (loss) on sale of investments ................         787            (640)         29,630              --          (1,973)
Net (loss) gain from minority-owned investments .......      (2,365)        (26,817)           (775)           (846)           (511)
Interest income .......................................       1,845           1,616           3,936           9,518           9,650
Interest expense ......................................     (22,869)        (22,391)        (24,900)         (1,272)            (94)
Loss on debt extinguishment ...........................          --              --          (2,881)             --              --
Other expense, net ....................................        (170)         (3,674)           (722)         (1,521)         (1,681)
                                                          ---------       ---------       ---------       ---------       ---------
(Loss) income from continuing operations before
income taxes ..........................................      73,603          (9,392)         88,419         139,247         151,121
(Benefit) provision for income taxes ..................      25,025          (9,172)         35,295          50,976          62,774
                                                          ---------       ---------       ---------       ---------       ---------
(Loss) income from continuing operations ..............      48,578            (220)         53,124          88,271          88,347
Loss from discontinued operation, net of  taxes .......          --         (65,983)        (27,578)             --              --
                                                          ---------       ---------       ---------       ---------       ---------
Net (loss) income .....................................   $  48,578       $ (66,203)      $  25,546       $  88,271       $  88,347
                                                          =========       =========       =========       =========       =========
Weighted average shares outstanding:
Basic .................................................      83,586          85,862          86,564         101,881         100,194
Diluted ...............................................     130,882          85,862          89,108         104,603         105,699

NET (LOSS) INCOME PER SHARE:
Basic:
     (Loss) income from continuing operations .........   $    0.58       $   (0.00)      $    0.61       $    0.87       $    0.88
     Loss from discontinued operation .................          --           (0.77)          (0.31)             --              --
                                                          ---------       ---------       ---------       ---------       ---------
     Net (loss) income ................................   $    0.58       $   (0.77)      $    0.30       $    0.87       $    0.88
                                                          =========       =========       =========       =========       =========
Diluted:
     (Loss) income from continuing operations .........   $    0.47       $   (0.00)      $    0.60       $    0.84       $    0.84
     Loss from discontinued operation .................          --           (0.77)          (0.31)             --              --
                                                          ---------       ---------       ---------       ---------       ---------

     Net (loss) income ................................   $    0.47       $   (0.77)      $    0.29       $    0.84       $    0.84
                                                          =========       =========       =========       =========       =========

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents and marketable equity
securities ............................................   $ 124,793       $  40,378       $  97,102       $  88,894       $ 218,684
Fees receivable, net ..................................     264,843         300,306         323,849         282,047         239,243
Other current assets ..................................      65,397         105,690         157,823          61,243          53,152
                                                          ---------       ---------       ---------       ---------       ---------
         Total current assets .........................     455,033         446,374         578,774         432,184         511,079
Property, equipment, and leasehold improvements, net ..      76,161         100,288          88,402          63,592          50,801
Intangibles and other assets ..........................     293,656         292,340         305,185         307,668         270,991
                                                          ---------       ---------       ---------       ---------       ---------
         Total assets .................................   $ 824,850       $ 839,002       $ 972,361       $ 803,444       $ 832,871
                                                          =========       =========       =========       =========       =========

Deferred revenues .....................................   $ 306,978       $ 351,263       $ 384,966       $ 354,517       $ 288,013
Other current liabilities .............................     130,364         152,751         170,051         105,056         116,292
                                                          ---------       ---------       ---------       ---------       ---------
         Total current liabilities ....................     437,342         504,014         555,017         459,573         404,305
Long-term debt ........................................     346,300         326,200         307,254         250,000              --
Other liabilities .....................................      46,098          43,306          35,270          19,385          13,628
Stockholders' (deficit) equity ........................      (4,890)        (34,518)         74,820          74,486         414,938
                                                          ---------       ---------       ---------       ---------       ---------
Total liabilities and stockholders' (deficit) equity ..   $ 824,850       $ 839,002       $ 972,361       $ 803,444       $ 832,871
                                                          =========       =========       =========       =========       =========

----------
(1) The Company changed its fiscal year end from September 30 to December 31, effective January 1, 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Transition Report on Form 10-KT contains forward-looking statements. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as "may," "will," "expects," "should," "believes," `plans," "anticipates," "estimates," "predicts," "potential," "continue," or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Factors That May Affect Future Results" below. Readers should not place undue reliance on these forward-looking statements, which reflect management's opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers should review carefully any risk factors described in our reports filed with the Securities and Exchange Commission.

BUSINESS STRATEGY

With the convergence of IT and business, technology has become increasingly more important - not just to technology professionals, but also to business executives. We are an independent and objective research and advisory firm that helps IT and business executives use technology to build, guide and grow their enterprises.

We employ a diversified business model that leverages the breadth and depth of our research intellectual capital while enabling us to maintain and grow our market-leading position and brand franchise. Our strategy is to align our resources and our infrastructure to leverage that intellectual capital into additional revenue streams through effective packaging, campaigning and cross-selling of our products and services. Our diversified business model provides multiple entry points and synergies that facilitate increased client spending on our research, consulting and events. A key strategy is to increase business volume with our most valuable clients, identifying relationships with the greatest sales potential and expanding those relationships by offering strategically relevant research and analysis.

We intend to maintain a balance between (1) generating profitability through a streamlined cost structure and (2) pursuing opportunities and applying resources with a strict focus on growing our core research business.

Our primary objectives:

-     RIGOROUS EXPENSE CONTROL

      - Leverage our global infrastructure to effectively control worldwide costs;

      - Broaden the use of our inside, desk-based sales channel, which has a lower cost of sales than our other sales channels;

      - Eliminate non-strategic, less profitable products, processes and geographic markets; and

      -     Reduce our cost of delivery.

-     ENHANCED PRODUCTIVITY & CLIENT SATISFACTION

      - Continually analyze and assess our client, product and market portfolios;

      -     Optimize analyst productivity and consultant utilization measures;
            and

      - Strengthen client retention rates and other indicators of client satisfaction.

-     LONG-TERM RESEARCH GROWTH

      - Invest modestly in initiatives aligned with our core competencies that are capable of delivering results, including - but not limited to Gartner EXP and GartnerG2;

      - Refine product packaging, delivery, marketing, sales and account management capabilities;

      -     Increase the percentage of multi-service client relationships;

      - Leverage and expand existing client relationships with key decision-makers for our products and services; and

      - Identify and gain new clients within our most important and target audience.

-     FINANCIAL MANAGEMENT

      -     Increase liquidity and strengthen our balance sheet; and

      - Manage capital expenditures, foreign exchange exposure and tax planning.

BUSINESS MEASURES

We believe the following business measurements are important performance indicators for our business segments.

           REVENUE CATEGORY   BUSINESS MEASUREMENTS
           ----------------   ---------------------
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

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

Our quarterly and annual revenue and operating income fluctuate as a result of many factors, including the timing of the execution of research contracts, the extent of completion of consulting engagements, the timing of Symposia and other events, all of which occur to a greater extent in the quarter ended December 31, the amount of new business generated, the mix of domestic and international business, changes in market demand for our products and services, the timing of the development, introduction and marketing of new products and services, and competition in the industry. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results.

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

REVENUE RECOGNITION - We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Revenue by significant source is accounted for as follows:

      - Research revenues are derived from subscription contracts for research products. Revenues from research products are deferred and recognized ratably over the applicable contract term;

      - Consulting revenues are based primarily on fixed fees or time and materials for discrete projects. Revenues for such projects are recognized as work is delivered and/or services are provided and are evaluated on a contract by contract basis;

      - Events revenues are deferred and recognized upon the completion of the related symposium, conference or exhibition; and

      - Other revenues, principally software licensing fees, are recognized when a signed non-cancelable software license exists, delivery has occurred, collection is probable, and the fees are fixed or determinable. Revenue from software maintenance is deferred and recognized ratably over the term of the maintenance agreement, which is typically twelve months.

UNCOLLECTIBLE ACCOUNTS RECEIVABLE - Provisions for bad debts are recognized as incurred. The measurement of likely and probable losses and the allowance for uncollectible accounts receivable is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires material estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients' liquidity and credit quality, other factors negatively impacting our clients' ability to pay their obligations as they come due, and the quality of our collection efforts. Total trade receivables at December 31, 2002 were $290.1 million, against which an allowance for losses of approximately $7.0 million was provided. Total trade receivables at September 30, 2002 were $271.8 million, against which an allowance for losses of approximately $7.0 million was provided.

IMPAIRMENT OF INVESTMENT SECURITIES - A charge to earnings is made when a market decline below cost is other than temporary. Management regularly reviews each investment security for impairment based on criteria that include the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, the valuation of comparable companies and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. Total investments in equity securities was $10.7 million and $12.7 million at December 31, 2002 and September 30, 2002, respectively (see Note 5 - Investments in the Notes to the Consolidated Financial Statements).

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS - The evaluation of goodwill is performed in accordance with SFAS No. 142, - "Goodwill and Other Intangible Assets." Among other requirements, this standard eliminated goodwill amortization upon adoption and required an initial assessment for goodwill impairment within six months of adoption and at least annually thereafter. The evaluation of other intangible assets is performed on a periodic basis. These assessments require management to estimate the fair value of our reporting units based on estimates of future business operations and market and economic conditions in developing long-term forecasts. If we determine the fair values are less than the carrying amount of goodwill recorded on our Consolidated Balance Sheets, we must recognize an impairment in our financial statements. Goodwill is evaluated for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger a review for impairment include the following:

      - Significant under-performance relative to historical or projected future operating results;

      - Significant changes in the manner of our use of acquired assets or the strategy for our overall business;

      -     Significant negative industry or economic trends;

      -     Significant decline in our stock price for a sustained period; and

      -     Our market capitalization relative to net book value.

Due to the numerous variables associated with our judgements and assumptions relating to the valuation of the reporting units and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty, and as additional information becomes known, we may change our estimates.

ACCOUNTING FOR INCOME TAXES - As we prepare our consolidated financial statements, we estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We record a valuation allowance to reduce our deferred tax assets when future realization is in question. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

RESULTS OF OPERATIONS

THE THREE MONTH TRANSITIONAL PERIOD ENDED DECEMBER 31, 2002 VERSUS THE THREE MONTHS ENDED DECEMBER 31, 2001

Total revenues decreased 8% to $229.8 million in the three month transitional period ended December 31, 2002 ("Transition 2002") compared to $249.4 million in the three months ended December 31, 2001 ("Transition 2001"). The Transition 2001 revenues and cost of services for the consulting segment have been reclassified to include reimbursable out-of-pocket expenses in accordance with new accounting requirements adopted during the 2002 fiscal year (see Note 1 - Summary of Significant Accounting Policies: Recently Issued

Accounting Standards in the Notes to Consolidated Financial Statements). See Segment Analysis on page 11.

- RESEARCH revenue decreased 7% in Transition 2002 to $120.0 million, compared to $129.5 million in Transition 2001, and comprised approximately 52% of total revenues in both Transition 2002 and 2001.

- CONSULTING revenue increased 4% in Transition 2002 to $58.1 million, compared to $55.7 million in Transition 2001, and comprised approximately 25% and 22% of total revenues in Transition 2002 and 2001, respectively.

- EVENTS revenue was $47.2 million in Transition 2002, a decrease of 21% from the $59.5 million in Transition 2001, and comprised approximately 21% of total revenues in Transition 2002 versus 24% in Transition 2001.

- OTHER revenues, consisting principally of software licensing and maintenance fees, decreased 4% in Transition 2002 to $4.5 million from $4.7 million in Transition 2001.

Revenue declined in two of our three defined geographic market areas: United States and Canada, Europe, and Other International, primarily due to the decline in our Research revenue as a result of lower demand in the entire technology sector and overall weakness in the general economy and lower Events revenue as a result of reduced vendor spending at the Fall Symposium. Revenues from sales to United States and Canadian clients decreased 11% to $148.6 million in Transition 2002 from $167.4 million in Transition 2001. Revenues from sales to European clients decreased 1% to $62.4 million in Transition 2002 from $63.2 million in Transition 2001. Revenues from sales to Other International clients remained flat at $18.8 million in both Transition 2002 and 2001.

Cost of services and product development expenses decreased to $108.6 million in Transition 2002 from $115.8 million in Transition 2001. The decrease is attributable to reduced personnel costs associated with headcount reductions, more effective cost management of events and a decrease in Events expense associated with the elimination of less profitable events, offset by additional bonus payments made to employees.

Selling, general and administrative expenses increased to $90.3 million in Transition 2002 from $89.2 million in Transition 2001. The increase was due to additional employee benefits expenses as well as marketing expenses in Transition 2002.

Depreciation expense increased to $11.1 million in Transition 2002 from $9.9 million in Transition 2001, primarily due to the impact of significant capital expenditures in fiscal 2002 for internal use software development required to support the business. Amortization of intangibles was $0.5 million in both Transition 2002 and 2001.

During Transition 2002, we recorded other charges of $32.2 million. Of these charges, $13.3 million relates to costs and losses associated with our elimination of excess facilities, principally leased facilities and ongoing lease costs and losses associated with sub-lease arrangements. The remaining $18.9 million of these charges relates to a workforce reduction, which includes $0.6 million of non-cash compensation, announced in October 2002 and represents severance payments and related benefits for terminated employees. This workforce reduction resulted in the elimination of approximately 175 positions, or approximately 4% of our workforce at the time, and the payment of $6.9 million of termination benefits during Transition 2002. At December 31, 2002, $11.4 million remains to be paid on account of these other charges recorded in Transition 2002. The payments are expected to be made primarily over the next two to three years. We are funding all of these costs out of operating cash flows (see Note 6 - Other Charges in the Notes to the Consolidated Financial Statements).

In Transition 2002 we recorded an operating loss of ($12.9) million compared to operating income of $33.9 million in Transition 2001. In Transition 2002, both our United States and Canadian businesses and our European business experienced an operating loss of ($5.5) million and ($5.9) million, respectively. Included in the Transition 2002 operating results of our United States and Canadian businesses and our European business were other charges of $21.0 million and $10.0 million, respectively. Our Other International business experienced an operating loss for the period, which was slightly lower than the prior year period. On a consolidated basis, we incurred an operating loss for Transition 2002 largely due to the recording of other charges of $32.2 million, lower Events revenue due to a decrease in vendor spending at the Fall Symposium, and higher expenses for benefits and bonuses related to our European business. Excluding the other charges, operating income for Transition 2002 and 2001 was 8% and 13%, respectively, of total revenues.

Net gain (loss) from the sale of investments for Transition 2001 reflects the sale of 748,118 shares of CNET Networks, Inc. ("CNET") for $6.0 million, resulting in a pre-tax gain of $0.8 million. We acquired this investment as partial consideration for our sale of TechRepublic to CNET in July 2001.

Net loss from minority-owned investments in Transition 2002 of ($1.7) million was primarily the result of impairment losses related to investments owned by us through SI Venture Associates ("SI I"), SI Venture Fund II ("SI II") and other directly owned investments for other than temporary declines in value. These investments are comprised of early to mid-stage IT-based or Internet-enabled companies. We made an assessment of the carrying value of our investments and determined that certain investments were in excess of their fair value due to the significance and duration of the decline in valuation of comparable companies operating in the internet and technology sectors (see Note 5 - Investments in the Notes to Consolidated Financial Statements). The impairment factors evaluated by management may change in subsequent periods, given that the entities underlying these investments operate in a volatile business environment. In addition, these entities may require additional financing to meet their cash and operational needs, however, there can be no assurance that such funds will be available to the extent needed, at terms acceptable to the entities, if at all. This could result in additional material non-cash impairment charges in the future. We are continuing efforts to sell all of our investments owned through SI I and SI II.

Interest expense increased to $5.9 million in Transition 2002 from $5.6 million in Transition 2001. The increase relates primarily to increased interest expense on the 6% convertible long-term debt compared to Transition 2001. Interest accrues semi-annually by a corresponding increase in the face amount of the convertible notes. Interest income of $0.6 million in Transition 2002 was up from $0.5 million in Transition 2001 due to a higher average balance of funds available for investment, offset in part by lower interest earnings rates. Other expense, net decreased to $0.1 million in Transition 2002 from $0.4 million in Transition 2001. The decrease relates primarily to lower foreign currency exchange losses of $0.1 million in Transition 2002.

Benefit for income taxes was $5.6 million in Transition 2002 compared to a provision for income taxes of $25.0 million for Fiscal 2002. The effective tax rate was 28% for Transition 2002. The effective tax rate in fiscal 2002, was 34%. The reduction in the effective tax rate for Transition 2002 is due primarily to the impact of our foreign results. Due to the seasonality of Gartner's operations and other factors, including the timing of expenses, Transition 2002 resulted in losses in certain low taxed foreign jurisdictions compared to the results that Gartner has experienced on an annual basis. Since the Company's foreign earnings (losses) are taxed (benefited) at a lower tax rate as compared to U.S. earnings (losses), the tax benefit for the three-month transitional period is lower than what would be expected on a full year basis.

Basic income (loss) per share was ($0.18) per share in Transition 2002 compared to $0.23 per share in Transition 2001. Diluted income (loss) per share from continuing operations of ($0.18) per share in Transition 2002 compared to $0.17 per share in Transition 2001. The (loss) per common share for the Transition 2002 is attributed to the $32.2 million Other Charge. (See Note 6 - Other Charges in the Notes to Consolidated Financial Statements.)

SEGMENT ANALYSIS

We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain selling, general and administrative expenses, depreciation, amortization of intangibles and other charges.

Research

Research revenues of $120.0 million in Transition 2002 were down 7% from $129.5 million in Transition 2001. The decline in revenues was due to lower demand throughout the entire technology sector and the overall weakness in the general economy. Research's gross contribution in Transition 2002 decreased 9% to $76.9 million from $84.6 million in Transition 2001. Research's gross contribution margin was 64% in Transition 2002 and 65% in Transition 2001. The decline in gross contribution was due to lower revenues.

Our research client retention rate was 74% for Transition 2002 compared to 73% for Transition 2001. Total research contract value decreased 8% to approximately $489.0 million at December 31, 2002 from $533.7 million at December 31, 2001. The decrease in contract value reflects a decline in demand throughout the entire technology sector as well as overall weakness in the general economy.

Consulting

Consulting revenues of $58.1 million in Transition 2002 were up 4% from $55.7 million in Transition 2001. The increase in revenues reflects higher consultant utilization and billing rates in Transition 2002. Consulting's gross contribution increased by 35% to $18.9 million in Transition 2002 from $14.0 million in Transition 2001. Consulting's gross contribution margin of 33% in Transition 2002 increased from 25% in Transition 2001 primarily due to reduced expenses and headcount, higher utilization rates and higher billing rates. We have reduced headcount and eliminated expenses in practice areas and markets where we do not have sufficient scale and volume.

Consulting backlog decreased 8% to approximately $111.3 million at December 31, 2002 from $120.5 million at December 31, 2001. The decrease in backlog primarily reflects the overall weakness in the general economy.

Events

Events revenues of $47.2 million in Transition 2002 were down 21% from $59.5 million in Transition 2001. The decline was primarily due to: (1) fewer events due to the strategic elimination of less profitable and unproven events, (2) the overall weakness in the general economy, (3) lower travel budgets, and 4) reduced vendor spending at the Fall Symposium held in Orlando, Florida. Events' gross contribution decreased by 25% to $27.6 million in Transition 2002 from $36.9 million in Transition 2001 with gross contribution margin of 58% in Transition 2002 compared to 62% in Transition 2001. The decrease in gross contribution and margin was due to reduced vendor spending at the Fall Symposium.

Deferred events revenue decreased 20% to approximately $27.4 million at December 31, 2002 from $34.3 million at December 31, 2001. The decrease in deferred Events revenue was due primarily to seasonality in our Events calendar, fewer events as described above, and a change in vendor billing terms.

SUBSEQUENT EVENTS

On February 6, 2003, we announced that we expect to incur an estimated charge of about $5 million in the quarter ending March 31, 2003, for reductions in our workforce. This anticipated charge relates to restructuring which could not be completed and taken during Transition 2002.

On February 13, 2003, our shareholders approved the 2003 Long-term Incentive Plan under which 9,928,000 shares of Class A Common Stock are reserved and available for distribution to the employees and members of the Board of Directors. This new plan will replace and consolidate our existing stock option plans. As of February 13, 2003, no new grants or awards may be made under our 1993 Director Stock Option Plan, 1994 Long Term Option Plan, 1996 Long Term Stock Option Plan, 1998 Long Term Stock Option Plan, and 1999 Stock Option Plan. Any outstanding grants and awards under these plans will remain outstanding until exercised, cancelled or they expire subject to the terms and conditions of such plans.

FISCAL YEAR ENDED SEPTEMBER 30, 2002 VERSUS FISCAL YEAR ENDED SEPTEMBER 30, 2001

Total revenues decreased 6% to $907.2 million in fiscal 2002 compared to $962.9 million in fiscal 2001. The fiscal 2001 revenues and cost of services for the consulting segment have been reclassified to include reimbursable out-of-pocket expenses in accordance with new accounting requirements adopted in 2002 (see
Note 1 - Summary of Significant Accounting Policies: Recently Issued Accounting Standards in the Notes to Consolidated Financial Statements).

- RESEARCH revenue decreased 7% in fiscal 2002 to $496.4 million, compared to $535.1 million in fiscal 2001, and comprised approximately 55% and 56% of total revenues in fiscal 2002 and 2001, respectively.

- CONSULTING revenue decreased 1% to $273.7 million in fiscal 2002, compared to $276.3 million in fiscal 2001, and comprised approximately 30% and 29% of total revenues in fiscal 2002 and 2001, respectively.

- EVENTS revenue was $122.0 million in fiscal 2002, a decrease of 8% from the $132.7 million in fiscal 2001, and comprised approximately 13% of total revenues in fiscal 2002 versus 14% in fiscal 2001.

- OTHER revenues, consisting principally of software licensing and maintenance fees, decreased 20% to $15.1 million in fiscal 2002 from $18.8 million in fiscal 2001.

Revenue declined in our three defined geographic market areas: United States and Canada, Europe, and Other International. Revenues from sales to United States and Canadian clients decreased 7% to $595.3 million in fiscal 2002 from $641.9 million in fiscal 2001. Revenues from sales to European clients decreased 3% to $242.1 million in fiscal 2002 from $250.0 million in fiscal 2001. Revenues from sales to Other International clients decreased 2% to $69.7 million in fiscal 2002 from $71.1 million in fiscal 2001.

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

Amortization of intangibles of $1.9 million in fiscal 2002 was down from $12.4 million in fiscal 2001. The primary reason for the decrease was the early adoption of SFAS No. 142. For the year ended September 30, 2001, goodwill amortization was $9.5 million and, on an after-tax basis, was $8.4 million. As a result of adoption, diluted earnings per share for the year ended September 30, 2002 improved by $0.09.

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

Operating income increased to $96.4 million in fiscal 2002 compared to $42.5 million in fiscal 2001. In fiscal 2002, our United States and Canadian business and our European business experienced an increase in operating income of 119% and 113%, respectively. Our Other International business experienced an operating loss for the year, which was slightly lower than a year ago. On a consolidated basis, operating income as a percentage of total revenues was 11% and 4%, respectively, for fiscal 2002 and 2001. Operating income was impacted, in part, by other charges of $17.2 million and $46.6 million in fiscal 2002 and 2001, respectively, and additional costs associated with the re-architecture of our Internet capabilities and our research methodology and delivery processes in fiscal 2001. Excluding the other charges, operating income for fiscal 2002 and 2001 was 13% and 9%, respectively, of total revenues. We decreased our staff by approximately 8% in the second half of fiscal 2001 and 2% in mid-fiscal 2002 and, in the fourth quarter of 2001, decreased the expense-to-revenue ratio associated with our cost of services and selling, general and administrative expenses through various cost-reduction initiatives. The improvement in operating income was also impacted by lower amortization of intangibles due to the adoption of SFAS No. 142. Amortization of goodwill was $9.5 million in fiscal 2001.

Net gain (loss) from the sale of investments for the year ended September 30, 2002 reflected the sale of 748,118 shares of CNET Networks, Inc. ("CNET") for $6.0 million, resulting in a pre-tax gain of $0.8 million. We acquired this investment as partial consideration for our sale of TechRepublic to CNET in July 2001. Net loss on the sale of investments in fiscal 2001 of $0.6 million includes the sale of our remaining 1,922,795 shares of Jupiter Media Metrix ("Jupiter") for net cash proceeds of $7.5 million for a pre-tax loss of $5.6 million, offset in part by the sale of shares received from our venture capital funds, SI I, SI II and other securities for net cash proceeds of $6.9 million for a pre-tax gain of $5.0 million.

Net loss from minority-owned investments in fiscal 2002 and 2001 of $2.4 million and $26.8 million, respectively, were primarily the result of impairment losses related to investments owned by us through SI I, SI II and other directly owned investments for other than temporary declines in value. These investments are comprised of early to mid-stage IT-based or Internet-enabled companies. We made an assessment of the carrying value of our investments and determined that certain investments were in excess of their fair value due to the significance and duration of the decline in valuation of comparable companies operating in the internet and technology sectors (see Note 5 - Investments in the Notes to Consolidated Financial Statements). The impairment factors evaluated by management may change in subsequent periods, given that the entities underlying these investments operate in a volatile business environment. In addition, these entities may require additional financing to meet their cash and operational needs; however, there can be no assurance that such funds will be available to the extent needed, at terms acceptable to the entities, if at all. This could result in additional material non-cash impairment charges in the future. We are continuing efforts to sell all of our investments owned through SI I and SI II.

Interest expense increased to $22.9 million in fiscal 2002 from $22.4 million in fiscal 2001. The increase relates primarily to increased interest expense on the 6% convertible long-term debt compared to fiscal 2001. Interest income of $1.8 million in fiscal 2002 was up from $1.6 million in fiscal 2001 due to a higher average balance of funds available for investment, offset in part by lower interest earnings rates. Other expense, net decreased to $0.2 million in fiscal 2002 from $3.7 million in fiscal 2001. The decrease relates primarily to lower foreign currency exchange losses of $2.7 and a $0.5 million gain from the sale of a business in the second quarter of fiscal 2002.

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

Deferred events revenue decreased 24% to approximately $53.6 million at September 30, 2002 from $70.5 million at September 30, 2001. The decrease in deferred events revenue was due primarily to less favorable economic conditions and to fewer events as described above and changes in billing terms.

FISCAL YEAR ENDED SEPTEMBER 30, 2001 VERSUS FISCAL YEAR ENDED SEPTEMBER 30, 2000

Total revenues increased 12% to $962.9 million in fiscal 2001 compared to $862.5 million in fiscal 2000.

- RESEARCH revenue increased 5% in fiscal 2001 to $535.1 million, compared to $509.8 million in fiscal 2000, and comprised approximately 56% and 59% of total revenues in fiscal 2001 and 2000, respectively.

- CONSULTING revenue increased 28% to $276.3 million in fiscal 2001, compared to $216.7 million in fiscal 2000, and comprised approximately 29% and 25% of total revenues in fiscal 2001 and 2000, respectively.

- EVENTS revenue was $132.7 million in fiscal 2001, an increase of 22% over the $108.6 million in fiscal 2000, and comprised approximately 14% of total revenues in fiscal 2001 versus 13% in fiscal 2000.

- OTHER revenues, consisting principally of software licensing and maintenance fees, decreased 31% to $18.8 million in fiscal 2001 from $27.4 million in fiscal 2000.

Revenue grew in our three defined geographic market areas: United States and Canada, Europe, and Other International. Revenues from sales to United States and Canadian clients increased 13% to $641.9 million in fiscal 2001 from $569.5 million in fiscal 2000. Revenues from sales to European clients increased 8% to $250 million in fiscal 2001 from $231.6 million in fiscal 2000. Revenues from sales to Other International clients increased by 16% to $71.1 million in fiscal 2001 from $61.4 million in fiscal 2000.

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

During 2001, we recorded other charges of $46.6 million. Of these charges, $24.8 million are associated with the workforce reduction announced in April 2001. This workforce reduction has resulted in the elimination of 383 positions, or approximately 8% of our workforce at the time. Approximately $14.3 million of the other charges are associated with the write-down of goodwill and other long-lived assets to net realizable value as a result of the decision to discontinue certain unprofitable products, and $7.5 million of the charge is associated primarily with the write-off of internally developed systems in connection with the launch of gartner.com and seat-based pricing. At September 30, 2001, $6.6 million of the termination benefits relating to the workforce reduction remained to be paid. We are funding these costs out of operating cash flows.

Operating income decreased 49% to $42.5 million in fiscal 2001 compared to $84.1 million in fiscal 2000. In fiscal 2001, our United States and Canadian business, and European business experienced declines in operating income of 49% and 21%, respectively. Our Other International business experienced an operating loss for the year. These operating results were all impacted by the other charges recorded during fiscal 2001. On a consolidated basis, operating income as a percentage of total revenues was 4% and 10%, respectively, for fiscal 2001 and 2000. Operating income was impacted, in part, by other charges and costs associated with the re-architecture of our Internet capabilities and research methodology and delivery processes, and higher growth in lower margin consultative services. Excluding the other charges, operating income for fiscal 2001 was 9% of total revenues. We decreased our staff by approximately 8% in the second half of fiscal 2001 and, in the fourth quarter, decreased the expense to revenue ratio on selling, general and administrative expense by 2.4 percentage points as compared to the fourth quarter of the previous year. As a result of our cost reduction initiatives, operating margin improved from 8% for the first six months of the fiscal year to 11% for the second half, all excluding other charges.

Net loss on sale of investments in fiscal 2001 of $0.6 million includes the sale of the remaining 1,922,795 shares of Jupiter for net cash proceeds of $7.5 million for a pre-tax loss of $5.6 million, offset in part by the sale of shares received from our venture capital funds, SI I and SI II, for net cash proceeds of $6.0 million for a pre-tax gain of $5.0 million. Net gain on sale of investments in fiscal 2000 reflects the sale of 1,995,950 shares of Jupiter for net cash proceeds of $55.5 million for a pre-tax gain of $42.9 million. This gain was partially offset by the sale of our 8% investment in NETg, Inc., a subsidiary of Harcourt, Inc., to an affiliate of Harcourt, Inc. for $36.0 million in cash that resulted in a pre-tax loss of approximately $6.6 million. We acquired this investment as consideration for our sale of GartnerLearning in September 1998. In addition, in fiscal 2000 we settled a claim arising from the sale of GartnerLearning to NETg, Inc. The claim asserted that we had breached a contractual commitment under a joint venture to co-produce a product when the business was sold. The claim was settled for approximately $6.7 million and has been recorded as a loss on sale of investments.

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

Provision for income taxes on continuing operations was a benefit of $9.2 million in fiscal 2001 compared to a provision of $35.3 million in fiscal 2000. The effective tax rate in 2001, less the impact of a one-time tax benefit of $14.5 million due to the utilization of foreign tax credits in the second half of the year and other charges and losses on investments and related tax impact, was 37% compared to 40% for fiscal 2000. The decrease in the effective tax rate from fiscal 2000 is due to on-going tax planning initiatives. A more detailed analysis of the changes in the provision (benefit) for income taxes is provided in Note 14 of the Notes to Consolidated Financial Statements.Basic income (loss) per common share from continuing operations was $(0.00) per common share in fiscal 2001 compared to $0.61 per common share in fiscal 2000. Diluted income (loss) per common share from continuing operations decreased to $(0.00) per share in fiscal 2001 compared to $0.60 per share in fiscal 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

Transition 2002

Cash provided by operating activities during Transition 2002 was $1.2 million, compared to $6.9 million during Transition 2001. The decrease was primarily due to additional bonus and commissions payments compared with the prior year period, termination payments associated with workforce reductions and changes in balance sheet working capital accounts.

Cash used in investing activities totaled $5.9 million for Transition 2002, compared to $5.1 million used in Transition 2001. Cash used in investing activities during Transition 2002 and 2001 included $5.9 million and $4.4 million, respectively, for additions to property, equipment and leasehold improvements. These additions in Transition 2002 were primarily the result of investments in infrastructure systems. The additions to property, equipment and leasehold improvements in Transition 2001 were primarily the result of investments in gartner.com and other infrastructure systems. Cash used for business acquisitions was $0.0 million and $0.7 million for Transition 2002 and 2001, respectively.

Cash used in financing activities totaled $12.8 million in Transition 2002, compared to $10.8 million in Transition 2001. The cash used in financing activities in Transition 2002 resulted primarily from the purchase of treasury stock of $13.9 million (see discussion below under Stock Repurchases), offset, in part, by proceeds from the exercise of stock options and the employee stock purchase plan of ($1.0 million). The cash used in financing activities in Transition 2001 resulted primarily from the repayment of credit facility loans of ($15.0 million) and the purchase of treasury stock of $1.0 million (see discussion below under Stock Repurchases), offset, in part, by proceeds from the exercise of stock options and the employee stock purchase plan of ($5.3 million).

At December 31, 2002, cash and cash equivalents totaled $109.7 million. The effect of exchange rates increased cash and cash equivalents by $2.4 million for Transition 2002, primarily due to the weakening of the U.S. dollar against certain foreign currencies. In Transition 2001, the negative effect of exchange rates reduced cash and cash equivalents by $0.8 million.

Fiscal Year 2002

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

OBLIGATIONS AND COMMITMENTS

We have a $200.0 million unsecured senior revolving credit facility led by JPMorgan Chase Bank. At December 31, 2002, there were no amounts outstanding under the facility. We are subject to certain customary affirmative, negative and financial covenants under this credit facility, and continued compliance with these covenants preclude us from borrowing the maximum amount of the credit facility from time to time. These covenants are primarily based on financial results and other measures such as contract value. As a result of these covenants, our borrowing availability at December 31, 2002 was $58.7 million compared with $118.9 million at September 30, 2002. The decrease in borrowing availability at December 31, 2002 is largely attributed to the net loss of ($14.4) million as a result of the $32.2 million of Other charges.

On April 17, 2000, we issued $300.0 million of 6% convertible subordinated notes to Silver Lake Partners, L.P. and certain of Silver Lake's affiliates ("SLP") in a private placement transaction. Interest accrues semi-annually by a corresponding increase in the face amount of the notes. Accordingly, $51.5 million has been added to the face amount of the notes, resulting in a balance outstanding of $351.5 million at December 31, 2002. These notes are due and payable on April 17, 2005.

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

Commencing on April 18, 2003, or prior to that date should there be a change in control of the Company, SLP may convert all or a portion of the notes to stock. If SLP initiates the conversion, we have the option of redeeming all the notes for cash at the market price of our Common Stock on the date the notice of conversion is given. Additionally, if we were to redeem all of the notes for cash in response to SLP's election to convert the notes to Class A Common Stock, we could incur a significant earnings charge at the time of the redemption equal to the difference between the market value of our Class A Common Stock at the time of redemption at the conversion price of $7.45 per share and the carrying value of the notes. At December 31, 2002, the notes were convertible into 47.3 million shares with a total market value of $434.7 million, using our December 31, 2002 Class A Common Stock market price of $9.20 per share.

On the maturity date, April 17, 2005, we must satisfy any remaining notes for cash equal to the face amount of the notes plus accrued interest; if none of the notes has been redeemed or converted by that date, such amount will be $403.2 million.

We also issue letters of credit in the ordinary course of business. As of December 31, 2002, we had letters of credit outstanding with JPMorgan Chase Bank for $1.2 million, The Bank of New York for $2.0 million, and others for $0.1 million.

We lease various facilities, furniture and computer equipment under operating lease arrangements expiring between 2003 and 2025. Future commitments under non-cancelable operating lease agreements are $30.5 million, $23.5 million, $20.5 million, $17.4 million and $16.8 million for calendar years 2003, 2004, 2005, 2006 and 2007, respectively.

The obligations remaining at December 31, 2002 relative to the Other charges recorded in Transition 2002 and during fiscal 2002 and 2001 were $27.7 million in the aggregate: $15.9 million is for the costs of facility reductions, principally lease payments, and $11.7 million is for involuntary employee termination severance and benefits. Payments for involuntary termination severance and benefits will be made primarily over the next two quarters. Payments relating to facility reductions will be made over the remaining lease terms with the majority occurring over the next two to three years.

We had a total remaining investment commitment to SI II of $5.9 million at December 31, 2002, which may be called by SI II at any time.

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

Stock Repurchases

On July 19, 2001, our Board of Directors approved the repurchase of up to $75.0 million of Class A and Class B Common Stock. On July 25, 2002, the Board of Directors increased the authorized stock repurchase program to $125 million of our Class A and Class B Common Stock. We expect to make repurchases from time to time over the next two years through open market purchases, block trades or otherwise. Repurchases are subject to the availability of the stock, prevailing market conditions, the trading price of the stock, and our financial performance. Repurchases will be funded from cash flow from operations and possible borrowings under our existing credit facility. Through December 31, 2002, we repurchased 8,207,926 shares of our common stock for approximately $83.7 million out of the $125 million approved for the stock repurchase program at an average price of $10.20 per share.

Stock repurchases are summarized below:

                                                             Total Cost    Cost Per
                                              Total Shares      $000         Share
                                              ------------   ----------    --------
FISCAL 2000
   Recapitalization                             4,500,200      $49,877      $11.08
                                                =========      =======      ======

FISCAL 2001
   Recapitalization                               666,491      $ 5,416      $ 8.13

   Stock Repurchase Program:
       Purchased from IMS Health, Inc. and
        affiliates on August 29, 2001 (1)       1,867,149      $18,447      $ 9.88
      Open market purchases (1)                   458,960      $ 4,325      $ 9.42

   Termination of forward purchase
   Agreement                                    1,164,154      $ 9,705      $ 8.34

                                                ---------      -------      ------
Total fiscal 2001                               4,156,754      $37,893      $ 9.12
                                                =========      =======      ======

FISCAL 2002
   Stock Repurchase Program (1)                 4,465,100      $47,047      $10.54
                                                =========      =======      ======
TRANSITION 2002
Stock Repurchase Program (1)                    1,416,717      $13,880      $ 9.80
                                                =========      =======      ======
(1) REPRESENTS CUMULATIVE REPURCHASES
    PURSUANT TO THE $125 MILLION STOCK
    REPURCHASE PROGRAM                          8,207,926      $83,699      $10.20
                                                =========      =======      ======

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

Renewal of Research Business by Existing Clients. Some of our success depends on renewals of our subscription-based research products and services, which constituted 52% for Transition 2002 and 55%, 56% and 59% of our business for Fiscal 2002, 2001 and 2000, respectively. These research subscription agreements have terms that generally range from twelve to thirty months. Our ability to maintain contract renewals is subject to numerous factors, including those described in this Transition Report. Client retention rates were 74% for Transition 2002 and 75%, 74% and 74% for Fiscal 2002, 2001 and 2000, respectively. Any material decline in renewal rates could have an adverse impact on our revenues and our financial condition.

Non-Recurring Consulting Engagements. Consulting segment revenues constituted 25% for Transition 2002 and 30%, 29% and 25% of our revenues for Fiscal 2002, 2001 and 2000, respectively. Such consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including those described in this Transition Report. Any material decline in our ability to replace consulting arrangements could have an adverse impact on our revenues and our financial condition.

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

International Operations. A substantial portion of our revenues is derived from sales outside of North America as follows: 35% for Transition 2002, and 34%, 33% and 34% of our business for Fiscal 2002, 2001 and 2000, respectively. As a result, our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of exchange rate fluctuations and tariffs and other trade barriers, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, different or overlapping tax structures, higher levels of United States taxation on foreign income, and the difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights in international jurisdictions. We rely on local distributors or sales agents in some international locations. If any of these arrangements are terminated by our agent or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis or clients of the local distributor or sales agent may not want to continue to do business with us or our new agent.

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

Indebtedness. We have incurred significant indebtedness through our 6% convertible notes, of which $351.5 million was outstanding at December 31, 2002. Additionally, we have a $200.0 million senior revolving credit facility under which we can incur significant additional indebtedness. The affirmative, negative and financial covenants of these debt facilities could limit our future financial flexibility. As a result of these covenants, our borrowing availability at December 31, 2002 was $58.7 million. The associated debt service costs could impair future operating results. Our outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital. On the maturity date of the 6% convertible notes, April 17, 2005, we must satisfy any remaining notes for cash equal to the face amount of the notes plus accrued interest; if none of the notes have been redeemed or converted by that date, such amount will be $403.2 million. The payment of this amount could materially adversely impact our future business and operating results.

Convertible Notes. Commencing on April 18, 2003, or sooner in certain circumstances upon a change in control of the Company, the holders of our 6% convertible notes (of which $351.5 million was outstanding at December 31, 2002) may elect to convert all or a portion of the notes to shares of our Class A Common Stock. If all or a substantial portion of the notes are converted, the note holders will own a substantial number of shares of our Class A Common Stock. At December 31, 2002, the notes were convertible into 47.3 million shares of our Class A Common Stock, which would constitute 37% of our combined Class A and Class B Common Stock outstanding on that date. This is based upon the conversion price of $7.45 per share. If the holders elect to convert the notes, we may redeem them. See "Obligations and Commitments" and "Indebtedness" above. If we do not redeem the notes and all or a substantial portion of the notes are converted, the holder of the notes (SLP) will become our largest shareholder (based upon our shareholder base as of December 31, 2002). This, in turn, may
(1) give SLP the ability to exercise significant control over the Company; (2) create significant dilution for other shareholders; and (3) cause volatility in our stock price. If we want to redeem the convertible notes in response to the note holders' election to convert, or on our own under certain circumstances, there can be no assurance that we will be able to obtain sufficient capital on a commercially reasonable basis, or at all, in order to fund a redemption. Even if we could obtain sufficient capital to fund a redemption, it could materially adversely impact our future business and operating results.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") was issued. FASB Statement No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and Statement No. 64 related to the same matter. SFAS No. 145 requires gains and losses from certain debt extinguishment to not be reported as extraordinary items when the use of debt extinguishment is part of the risk management strategy. Statement No. 44 was issued to establish transitional requirements for motor carriers relative to intangible assets. Those transitions are completed, therefore Statement No. 44 is no longer necessary. SFAS No. 145 also amends Statement No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback are effective for transactions after May 15, 2002. We adopted SFAS No. 145 in Transition 2002. Accordingly, the Loss from the extinguishment of debt of $2.9 million, or $(0.02) per share in fiscal 2000 was reclassified to continuing operations.

In June 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and EITF 94-3 relates to the timing of liability recognition. Under SFAS 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We accounted for the exit and disposal activities during Transition 2002, in accordance with EITF 94-3 and, accordingly, charged to our statement of operations in Transition 2002 all appropriate exit costs for plans approved by management before December 31, 2002 (see Note 6 - Other Charges in the Notes to Consolidated Financial Statements).

In December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") was issued. SFAS 148 amends SFAS No. 123, "Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the effects on reported net income of an entity's method of accounting for stock-based employee compensation. The disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into the financial statements and accompanying footnotes included in this Transition Report on Form 10-KT.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

As of December 31, 2002, we have exposure to market risk for changes in interest rates primarily from borrowings under long-term debt which consists of a $200.0 million unsecured senior revolving credit facility with JPMorgan Chase Bank and $351.5 million of 6% convertible subordinated notes (see Note 10--Debt in the Notes to Consolidated Financial Statements). At December 31, 2002, there were no amounts outstanding under the revolving credit facility and our borrowing availability was $58.7 million. Under the revolving credit facility, the interest rate on borrowings is LIBOR plus an additional 100 to 200 basis points based on our debt-to-EBITDA ratio. We believe that an increase or decrease of 10% in the effective interest rate on available borrowings from our senior revolving credit facility, if fully utilized, would not have a material effect on our future results of operations. If markets were to decline, we could be required to accrue interest on the 6% convertible debt that would exceed those based on current market rates. Each 25 basis point decrease in interest would have an associated annual opportunity cost of approximately $0.9 million based on the December 31, 2002 balance. Each 25 basis point increase or decrease in interest rates would have an approximate $0.5 million annual effect under the revolving credit facility if fully utilized.

Investment Risk

We are exposed to market risk as it relates to changes in the market value of our equity investments. We invest in equity securities of public and private companies directly and through SI I, a wholly-owned affiliate, and SI II, of which we own 34%. SI I and SI II are engaged in making venture capital investments in early to mid-stage IT-based or Internet-enabled companies (see
Note 5 - Investments in the Notes to the Consolidated Financial Statements). As of December 31, 2002, we had investments in equity securities totaling $10.7 million. Unrealized losses of $25,272 have been recorded net of deferred taxes of $16,848 as a separate component of accumulated other comprehensive (loss) income in the stockholders' (deficit) equity section of the Consolidated Balance Sheets. These investments are inherently risky as the businesses are typically in early development stages and may never develop. Further, certain of these investments are in publicly traded companies whose shares are subject to significant market price volatility. Adverse changes in market conditions and poor operating results of the underlying investments may result in us incurring additional losses or an inability to recover the original carrying value of our investments. If there were a 100% adverse change in the value of our equity portfolio as of December 31, 2002, this would result in a non-cash impairment charge of $10.7 million. We are continuing efforts to sell all of our investments owned through SI I and SI II.

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

From time to time we enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. At December 31, 2002, we had three foreign currency forward contracts outstanding. Foreign exchange forward contracts are reflected at fair value with gains and losses recorded currently in earnings.

The following table presents information about our foreign currency forward contracts outstanding as of December 31, 2002, expressed in U.S. dollar equivalents.

                                                                        UNREALIZED GAIN (LOSS)
CURRENCY               CURRENCY           CONTRACT      FORWARD          AT DECEMBER 31, 2002
PURCHASED                SOLD              AMOUNT    EXCHANGE RATE                $000              EXPIRATION DATE
---------                ----              ------    -------------                ----              ---------------
Swiss Francs         U.S. Dollars      $4.9 million      1.4000                  $   45            January 24, 2003
Norwegian Krona      U.S. Dollars      $1.0 million      7.0949                  $   13            January 24, 2003
Euros                U.S. Dollars      $5.3 million      1.0370                  $   55            January 24, 2003

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and schedule supporting such consolidated financial statements for Transition 2002 and for each of the fiscal years in the three-year period ended September 30, 2002, together with the reports of KPMG LLP, independent auditors, dated February 4, 2003, are included in this Transition Report on Form 10-KT beginning on Page 41.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL INFORMATION ABOUT OUR BOARD OF DIRECTORS

Each of our directors is elected for a three-year staggered term. Our Board's ten directors are divided into three classes: Class I, Class II and Class III. Each director is further designated as a Common A Director or a Common B Director. Holders of our Class A Common Stock elect two directors and holders of our Class B Common Stock elect eight directors. One class of directors is elected at each Annual Meeting.

The following table shows when each class of directors is elected, how many of those directors are Common A or Common B directors and how each director is classified:

                                           Number of     Names of     Number of     Names of
                                           Common A      Common A     Common B      Common B
                                           Directors     Directors    Directors     Directors
      Class I: Term Expires 2006               0            None          3         Hutchins, Pagliuca, Roux
          and every 3 years thereafter
      Class II: Term Expires 2004              1            Webb          2         Fuchs, Sisco
          and every 3 years thereafter
      Class III: Term Expires 2005             1            Grabe         3         Fleisher, Hopper, Smith
          and every 3 years thereafter

On October 17, 2002, Kenneth Roman, a Class III director whose term would have expired at the 2005 Annual Meeting, retired from our Board. Our Board elected James Smith to fill the vacancy. Mr. Smith's term expires at the 2005 Annual Meeting.

None of our directors or executive officers is related to another director or executive officer by blood, marriage or adoption. Mr. Fleisher's employment agreement provides that we will include him on the slate of nominees to be elected to our Board during the term of his agreement. See "Item 11. Executive Compensation - Employment Agreements with Named Executive Officers." Mr. Hutchins and Mr. Roux serve as directors pursuant to an agreement we entered into in connection with the issuance of our convertible notes in April 2000. See "Item 13. Certain Relationships and Transactions - Relationship with Silver Lake Partners, L.P." There are no other arrangements between any director or nominee and any other person pursuant to which the director or nominee was selected.

INFORMATION ABOUT CLASS I DIRECTORS (TERM EXPIRES AT 2006 ANNUAL MEETING)

CLASS I COMMON A DIRECTORS

      There are currently no Common A Directors in Class I.

CLASS I COMMON B DIRECTORS

      GLENN H. HUTCHINS, age 47, has been a director since April 2000. Mr. Hutchins is a managing member of Silver Lake Technology Management, L.L.C., which he co-founded in January 1999. Silver Lake Technology Management is a manager of technology private equity firms, including Silver Lake Partners, L.P., and is the general partner of Silver Lake Partners, L.P. From 1994 to 1999, Mr. Hutchins was a Senior Managing Director of The Blackstone Group, where he focused on private equity investing. Mr. Hutchins is a director of Ameritrade Holding Corp., CARE, Inc., Instinet Group Incorporated and Seagate Technology. He is also a trustee of Lawrenceville School. Mr. Hutchins holds a bachelor's degree from Harvard College, an M.B.A. degree from Harvard Business School and a J.D. degree from Harvard Law School.

      STEPHEN G. PAGLIUCA, age 48, has been a director since July 1990. Mr. Pagliuca is a founding partner of Information Partners Capital Fund, L.P., a venture capital fund, and has served as its Managing Partner since 1989. He is also a Managing Director of Bain Capital, Inc., an investment firm with which Information Partners is associated. Prior to 1989, Mr. Pagliuca was a partner at Bain & Company, where he managed client relationships in the information services, software, credit services and health care industries. Mr. Pagliuca is a director of Ameritrade Holding Corp., Instinet Group Incorporated and FTD. Mr. Pagliuca, a certified public accountant, holds a bachelor's degree from Duke University and an M.B.A. degree from Harvard Business School.

      DAVID J. ROUX, age 46, has been a director since July 2001. Mr. Roux is a managing member of Silver Lake Technology Management, L.L.C., which he co-founded in January 1999. Silver Lake Technology Management is a manager of technology private equity firms, including Silver Lake Partners, L.P., and is the general partner of Silver Lake Partners, L.P. From February 1998 to November 1998, he served as the Chief Executive Officer and President of Liberate Technologies, a software platform provider. From September 1994 to December 1998, Mr. Roux held various management positions with Oracle Corporation, a systems and applications software provider, most recently as Executive Vice President of Corporate Development. Mr. Roux is a director of Seagate Technology, VERITAS Software Corporation and a number of private companies. Mr. Roux holds a bachelor's degree from Harvard College, an M.B.A. degree from Harvard Business School and a M. Phil. degree from Kings College, Cambridge University in the United Kingdom.

INFORMATION ABOUT CLASS II DIRECTORS (TERM EXPIRES AT 2004 ANNUAL MEETING)

CLASS II COMMON A DIRECTOR

      MAYNARD G. WEBB, JR., age 47, has been a director since October 2001. Since June 2002, Mr. Webb has been chief operating officer of eBay, Inc., an online marketplace. Prior to that he was president of eBay Technologies, a division of eBay, Inc. from August 1999 through June 2002. From July 1998 to August 1999, Mr. Webb was Senior Vice President and Chief Information Officer at Gateway, Inc. From February 1995 to July 1998, Mr. Webb was Vice President and Chief Information Officer at Bay Networks, Inc. Mr. Webb holds a bachelor's degree from Florida Atlantic University.

CLASS II COMMON B DIRECTORS

      ANNE SUTHERLAND FUCHS, age 55, has been a director since July 1999. On January 1, 2003, Ms. Fuchs became a consultant to private equity firms. Prior to this, Ms. Fuchs was employed by LVMH Moet Hennessy Louis Vuitton, a global luxury products conglomerate, where she served as Executive Vice President of LVMH from March to December 2002 and as the global chief executive at Phillips de Pury & Luxembourg, LVMH's auction house subsidiary, from July 2001 to February 2002. From 1994 to 2001, Ms. Fuchs worked for Hearst Magazines, where she was most recently the Senior Vice President and Group Publishing Director. Prior to joining Hearst, Ms. Fuchs held executive and publisher positions with a number of companies. Ms. Fuchs is Chair of the Commission on Women's Issues for New York City. Ms. Fuchs holds a bachelor's degree from New York University and two honorary doctorate degrees.

      DENNIS G. SISCO, age 56, has been a director since October 1990. Since January 1998, Mr. Sisco has been a partner in Behrman Capital, a private equity firm. From January 1997 through December 1997, Mr. Sisco served as the President of Storm Ridge Capital, a venture capital firm. From December 1988 to February 1997, Dun & Bradstreet Corporation and Cognizant Corporation employed him in various capacities, most recently as Executive Vice President of Cognizant Corporation with responsibility for several operating units and business development. Mr. Sisco is a director of Mercator Software, Inc. and is on the Board of Trustees of McDaniel College. Mr. Sisco holds a bachelor's degree from McDaniel College.

INFORMATION ABOUT CLASS III DIRECTORS (TERM EXPIRES AT 2005 ANNUAL MEETING)

CLASS III COMMON A DIRECTOR

      WILLIAM O. GRABE, age 64, has been a director since April 1993. Since January 1994, Mr. Grabe has been a general partner of General Atlantic Partners, an investment firm, where he has worked since April 1992. Prior to his affiliation with General Atlantic, Mr. Grabe retired from IBM Corporation as an IBM Vice President and Corporate Officer. Mr. Grabe is a director of Bottomline Technologies, Compuware Corporation, Digital China Holdings Limited, Exact Holding N.V., and FirePond, Inc. Mr. Grabe is a trustee of the Cancer Research Institute and Outward Bound USA. Mr. Grabe is on the Board of Visitors of the UCLA Graduate School of Business. Mr. Grabe holds a bachelor's degree from New York University and an M.B.A. degree from the University of California at Los Angeles.

CLASS III COMMON B DIRECTORS

      MICHAEL D. FLEISHER, age 38, has been Chairman of our Board since October 2001, a director and our Chief Executive Officer since October 1999, and our President since May 2001. From February 1999 to October 1999, he served as our Chief Financial Officer and Executive Vice President, Finance and Administration. Mr. Fleisher joined Gartner in April 1993 and has held several other management positions, including Executive Vice President and President, Emerging Business; Vice President, Business Development; and Director, Strategic Planning. Prior to joining Gartner, Mr. Fleisher worked at Bain Capital, Inc. where he was involved in the buyout of Gartner by management and Bain Capital from Saatchi & Saatchi in October 1990. Mr. Fleisher is a director of Ameritrade Holding Corp. and is on the board of NYC 2012, Inc. Mr. Fleisher holds a bachelor's degree from the Wharton School of the University of Pennsylvania.

      MAX D. HOPPER, age 68, has been a director since January 1994. In 1995, he founded Max D. Hopper Associates, Inc., a consulting firm specializing in creating benefits from the strategic use of advanced information systems. He is the retired chairman of the SABRE Technology Group and served as Senior Vice President for American Airlines, both units of AMR Corporation. Mr. Hopper is a director of ACCRUE Software, Inc., Digex, Inc., Perficient, Inc. and United Stationers, Inc. Mr. Hopper holds a bachelor's degree from the University of Houston.

      JAMES C. SMITH, age 62, has been a director since October 2002. Mr. Smith is Chairman of the Board of First Health Group Corp., a national health benefits company. Prior to that, Mr. Smith was the Chief Executive Officer of First Health from January 1984 through January 2002 and President of First Health from January 1984 to January 2001. Mr. Smith holds a bachelor's degree from Northeastern University.

                               EXECUTIVE OFFICERS

            Listed below are the names, ages and titles of our executive officers:

           NAME                         AGE       TITLE
           ----                         ---       -----
           Michael D. Fleisher          38        Chairman of the Board, Chief Executive Officer and President
           Maureen E. O'Connell         41        Executive Vice President, Chief Financial and Administrative
                                                  Officer
           Robert E. Knapp              44        Executive Vice President, Research and Advisory Services
           Zachary Morowitz             46        Executive Vice President, Corporate Development
           Steven Tait                  43        Executive Vice President, Sales and Client Operations

      MR. FLEISHER has been Chairman of our Board since October 2001, a director and Chief Executive Officer since October 1999 and our President since May 2001. For more information on Mr. Fleisher's business experience, see the description provided under "Information About Class III Directors" above.

      MS. O'CONNELL has been Executive Vice President, Chief Financial and Administrative Officer since late September 2002. Prior to joining us, Ms. O'Connell served as Chief Financial Officer at Barnes & Noble from March 2000 through September 2002. Prior to that, Ms. O'Connell was Chief Financial Officer at Publishers Clearing House, BMG Direct, Primedia, and at two Primedia divisions. Ms. O'Connell holds a bachelor's degree from the Stern School of Business at New York University and is a certified public accountant.

      MR. KNAPP has been Executive Vice President, Research and Advisory Services since June 2001. Mr. Knapp joined us in August 2000 as Executive Vice President and Chief Marketing Officer. From 1993 to July 2000, Mr. Knapp was a chief client officer at Siegelgale, a branding and e-services firm, where he directed all strategy and consulting services for the firm worldwide. Prior to Siegelgale, Mr. Knapp held various positions at Lotas Minard Patton McIver, BBDO and Lintas Worldwide. Mr. Knapp holds a bachelor's degree from the University of Miami.

      MR. MOROWITZ has been Executive Vice President, Corporate Development since October 2002. From October 1999 to October 2002, Mr. Morowitz served as Senior Vice President, Corporate Development. Mr. Morowitz joined us in 1993 and has held several other management positions, including Senior Vice President, Worldwide Events; Senior Vice President, Product & Service Development; and Vice President, Business Development. Prior to joining us, Mr. Morowitz was Chief Operating Officer at New Science Associates, a company we acquired in 1993. Mr. Morowitz holds a bachelor's and a master's degree from the University of California at Berkeley.

      MR. TAIT has been Executive Vice President, Sales and Client Operations since June 2001. Mr. Tait joined us in July 2000 as Senior Vice President, Sales and Client Operations. Prior to joining us, Mr. Tait was employed by Xerox Corporation for 18 years. During that time, Mr. Tait held a number of positions including Vice President, Xerox Offsite Document Management Services; Vice President, Xerox Global Services Business Unit; CEO and President, Xerox Connect; and Vice President, Xerox Professional Services. Mr. Tait holds a bachelor's degree from Coventry University in England. Mr. Tait has resigned his position as of March 31, 2003.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of either class of our Common Stock to file reports of ownership and changes of ownership with the SEC and to furnish us with copies of the reports they file. Based solely on our review of the reports received by us, or written representations from certain reporting persons, during Transition 2002, we believe that all reports were timely filed, except as follows: Messrs. Grabe, Hopper, Roman (resigned October 17, 2002), Pagliuca, Sisco and Webb and Ms. Fuchs filed late Form 4's reporting the receipt of director common stock equivalents; Mr. Webb had an additional late Form 4 filing reporting one late transaction, and Mr. Smith's initial filing on Form 3 was late.

ITEM 11. EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

      The following table provides information about compensation paid by us during Transition 2002 (October 1, 2002 to December 31, 2002) and the fiscal years ended September 30, 2000, 2001 and 2002 to (i) our Chief Executive Officer and (ii) each of our other executive officers who were serving in such capacity at the end of Transition 2002 (collectively, the "Named Executive Officers"):

                                                                                   LONG-TERM
                                                                                 COMPENSATION
                                                                                     AWARDS
                                                                                   SECURITIES
    NAME AND PRINCIPAL              FISCAL                                         UNDERLYING       ALL OTHER
        POSITION                     YEAR           ANNUAL COMPENSATION(1)         OPTIONS(#)   COMPENSATION($)(3)
        --------                     ----           ----------------------         ----------   ------------------
                                                 SALARY ($)      BONUS ($)(2)
                                                 ----------      ------------
Michael D. Fleisher (4)             T2002         $162,500               --         250,000         $  1,718
Chief Executive Officer              2002          450,000         $450,000         500,000           16,451
And President                        2001          450,000          360,000              --           10,383
                                     2000          450,000          803,250         500,000           10,362

Maureen O'Connell(5)                T2002         $125,000         $400,000         650,000         $  1,550
Executive Vice President
and Chief Financial and
Administrative Officer

Robert E. Knapp (6)                 T2002         $ 97,500               --         100,000               --
Executive Vice President,            2002          325,000         $250,000         150,000         $  7,550
Research and Advisory                2001          325,000          200,000         100,000            5,283
Services                             2000           49,376           75,000         250,000           60,625

Zachary Morowitz(7)                 T2002         $ 68,750               --         200,000         $  4,010
Executive Vice President,
Corporate Development

Steven Tait (8)                     T2002         $ 90,000               --         100,000               --
Executive Vice President,            2002          300,000         $200,000         150,000         $110,121
Sales and Client Operations          2001          300,000          160,000         175,000            7,400

----------
(1) The amounts shown exclude certain perquisites and other personal benefits, such as car allowances. These amounts, in the aggregate, did not equal or exceed the lesser of $50,000 or 10 percent of the total annual salary and bonus for each executive officer.

(2) The amounts shown include bonuses earned in period noted although such amounts are payable in the subsequent fiscal year. The amounts shown exclude bonuses paid in the period noted but earned in prior period. The bonus award indicated for Mr. Fleisher for fiscal 2000 include 75 percent of a retention bonus approved in fiscal 1999 but not earned until fiscal 2000 (the other 25 percent was earned in fiscal 1999). For fiscal 2000, the retention portion of this bonus award was $135,000 for Mr. Fleisher. The T2002 bonus amount for Ms. O'Connell represents her sign-on bonus.

(3) For Transition 2002, the amount shown represents (i) premiums paid for life insurance as follows: Mr. Fleisher - $1,172; Ms. O'Connell - $1,550; and Mr. Morowitz- $4,010; (ii) premiums paid for long term disability insurance: Mr. Fleisher - $546. For fiscal 2002, the amount shown represents (i) premiums paid for life insurance as follows: Mr. Fleisher - $8,213; Mr. Knapp - $1,450; and Mr. Tait - $2,850; (ii) premiums paid for long term disability insurance: Mr. Fleisher - $2,138; (iii) matching and profit sharing contributions under our 401(k) plan as follows: Mr. Fleisher - $6,100; Mr. Knapp - $6,100; and Mr. Tait - $6,100; and (iv) relocation expenses for Mr. Tait - $101,171.

(4) Mr. Fleisher was appointed Chief Executive Officer in October 1999 and President in May 2001.

(5) Ms. O'Connell was appointed Executive Vice President and Chief Financial and Administrative Officer effective September 23, 2002.

(6)   Mr. Knapp was appointed Executive Vice President in August 2000.

(7) Mr. Morowitz was appointed Executive Vice President, Corporate Development effective October 1, 2002.

(8) Mr. Tait was appointed Executive Vice President in June 2001. Mr. Tait has announced his resignation effective March 31, 2003.

OPTIONS GRANTED IN TRANSITION 2002 TO THE NAMED EXECUTIVE OFFICERS

      The following table provides information regarding stock options to purchase our Class A Common Stock granted to the Named Executive Officers during Transition 2002:

                                   INDIVIDUAL GRANT (1)                                      POTENTIAL REALIZABLE
                      --------------------------------------------                          VALUE AT ASSUMED ANNUAL
                       NUMBER OF    % OF TOTAL OPTIONS                                        STOCK PRICE RATES OF
                      SECURITIES        GRANTED TO       EXERCISE                         APPRECIATION FOR OPTION TERM (2)
                      UNDERLYING        EMPLOYEES         PRICE          EXPIRATION       --------------------------------
        NAME            OPTIONS          IN T2002        PER SHARE          DATE               5%                 10%
        ----            -------          --------        ---------          ----               --                 ---
Michael D. Fleisher     250,000            6.94%         $   6.64         10/10/12         $1,043,965         $2,645,612
Maureen O'Connell       650,000           18.05%             6.64         10/10/12          2,714,309          6,878,592
Robert E. Knapp         100,000            2.78%             6.64         10/10/12            417,586          1,058,245
Zachary Morowitz        200,000            5.55%             6.64         10/10/12            835,172          2,116,490
Steven Tait             100,000            2.78%             6.64         10/10/12            417,586          1,058,245

----------
(1) These options were granted under our 1996 or 1998 Long Term Stock Option Plans and are subject to the terms of the applicable plan. Twenty-five percent of the options become exercisable on the first anniversary of the grant date and 2.08% of the options become exercisable monthly thereafter.

(2) Shown are the hypothetical gains or option spreads that would exist for the respective options. These gains are based on assumed rates of annual compounded stock price appreciation on our Class A Common Stock of 5% and 10% from the date the option was granted over the option term of ten years. The 5% and 10% assumed rates of appreciation are mandated by SEC rules and do not represent our projection of future increases in the price of our Class A Common Stock.

OPTIONS EXERCISED IN TRANSITION 2002 BY THE NAMED EXECUTIVE OFFICERS AND DECEMBER 31, 2002 OPTION VALUES

      The following table provides information regarding options exercised by each Named Executive Officer during Transition 2002, the number of unexercised options at December 31, 2002 and the value of unexercised "in-the-money" options at December 31, 2002:

                                                     NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                         NUMBER OF                  UNDERLYING UNEXERCISED              IN-THE-MONEY OPTIONS
                           SHARES                OPTIONS AT DECEMBER 31, 2002         AT DECEMBER 31, 2002 (1)
                         ACQUIRED     VALUE      ----------------------------      ------------------------------
      NAME             ON EXERCISE  REALIZED     EXERCISABLE    UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
      ----             -----------  --------     -----------    -------------      -----------      -------------
Michael D. Fleisher         --         --         1,114,501         834,999         $104,110         $  746,250
Maureen O'Connell           --         --                --         650,000               --          1,664,000
Robert E. Knapp             --         --           247,917         352,083           13,125            287,875
Zachary Morowitz            --         --            98,709         304,291           28,158            533,250
Steven Tait                 --         --           157,813         342,187           13,125            287,875

----------
(1) The values for "in-the-money" options represent the difference between the exercise price of the options and the closing price of our Class A Common Stock on December 31, 2002, which was $9.20 per share.

                            COMPENSATION OF DIRECTORS

      Directors who are also employees, and directors who we appoint at the request of another entity because of the relationship between that entity and us, receive no fees for their services as directors. All other directors receive the following compensation for their services:

Annual Fee:                    $40,000 per director, payable in four equal quarterly installments, on the first day of each quarter.
                               Up to 50% of the fee may be paid in cash and the balance is paid in our Class A Common Stock equivalents. All payments in stock equivalents are credited to an account based on the fair market value of the stock on the last day of the preceding quarter. Payment of the stock equivalents, which may be in cash or shares of Class A Common Stock, is deferred until the director ceases to be a director.

Annual Committee               $1,500 per chair of each committee of our Board; payable in the same manner as the Annual Fee.
Chair Fee:

Attendance Fee for Board       None; however, we reimburse directors for their expenses to attend meetings.
Meetings:

Attendance Fee for Committee   Commencing on November 1, 2002, $1,000 per committee meeting attended.
Meetings:

Initial Option Grant:          15,000 shares of our Class A Common Stock upon becoming a director.

Annual Option Grant:           7,000 shares of our Class A Common Stock on March 1 of each year if the director has served for at least six months.

Option Vesting and Term:       Option grants vest in 3 equal installments on the first three anniversaries of grant and remain exercisable until 5 years from the date of grant (10 years under the 2003 Long-Term Incentive Plan).
                               If the director ceases to be a director, the option expires in 90 days, unless the director is permanently disabled or dies while serving as a director, in which cases the option may be exercised for 6 months or one year, respectively, but in no event beyond its regular term.

               EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

      MR. FLEISHER. Mr. Fleisher entered into an Employment Agreement effective October 1, 2002 (the "Fleisher Agreement"). Mr. Fleisher's new compensation package was designed to compensate him for the additional responsibilities he holds as Chairman of our Board and was determined after considering compensation levels of other chairmen and chief executive officers at comparable companies. Under the Fleisher Agreement, he will serve as Chairman and Chief Executive Officer through September 30, 2005, and thereafter for subsequent one year periods unless either party provides ninety days' written notice of its intention not to renew. During the term of the Fleisher Agreement, Mr. Fleisher will be included on our slate of nominees to be elected to our Board.

      Under the Fleisher Agreement, Mr. Fleisher will receive a base salary of $650,000 for fiscal 2003; thereafter his base salary is subject to annual adjustments by our Board or Compensation Committee. For fiscal 2003, Mr. Fleisher's target bonus is between $650,000 and $975,000; thereafter our Board or Compensation Committee will establish the annual target bonus, and the bonus will be payable based on achievement of specified objectives. Under the Fleisher Agreement, Mr. Fleisher received a grant of 250,000 stock options on October 1, 2002, and will receive additional grants of 250,000 options each on October 1, 2003 and October 1, 2004. These stock options will vest 25% one year after grant and 2.08% per month thereafter, subject to continuous status as an employee or consultant.

      Mr. Fleisher's employment is at will and may be terminated by him or us upon sixty days' notice. If we terminate Mr. Fleisher's employment involuntarily without Business Reasons (as defined in the Fleisher Agreement) or a Constructive Termination (as defined in the Fleisher Agreement) occurs, or if we do not renew the Fleisher Agreement upon its expiration, Mr. Fleisher will be entitled to receive: (a) his base salary for two years following the Termination Date (as defined in the Fleisher Agreement) at the rate then in effect, payable in accordance with our regular payroll schedule; (b) his target bonus for the year in which the Termination Date occurs, target bonus for the next fiscal year, and a pro-rated portion of his target bonus for the balance of the two year severance period, payable concurrently with our payment of bonuses to other executives; (c) acceleration in full of vesting of all equity arrangements subject to vesting and granted prior to October 1, 2002; (d) continued vesting during the Severance Period (as defined in the Fleisher Agreement) of all outstanding equity awards granted on or after October 1, 2002; (e) the ability to exercise all equity arrangements for either one year following the Termination Date or one year following the end of the Severance Period; (f) at our cost, group health benefits pursuant to our standard programs for himself, his spouse and any children for two years after the Termination Date or until he obtains other employment, if that occurs sooner; and (g) reasonable office support for one year following the Termination Date, or until he obtains other employment, if that occurs sooner. We will not be required to continue to pay the bonus specified in clause (b) above if Mr. Fleisher violates his non-competition obligations to us.

      If a Change in Control (as defined in the Fleisher Agreement) occurs, upon the Change in Control Mr. Fleisher will be entitled to receive: (a) three times his base salary then in effect; (b) three times his minimum target bonus for the fiscal year in which the Change in Control occurs (plus any unpaid bonus from the prior fiscal year); (c) acceleration in full of vesting of all equity arrangements subject to vesting; (d) the ability to exercise all options received for either 90 days or one year following the Change in Control; (e) at our cost, group health benefits pursuant to our standard programs for himself, his spouse and any children for three years after the Change in Control; and (f) any Gross-Up Payments (as defined in the Fleisher Agreement) for Mr. Fleisher's excise tax liabilities.

      If Mr. Fleisher's employment is terminated due to his disability, Mr. Fleisher will be entitled to receive (a) base salary for three years after the Termination Date at the rate then in effect; (b) his minimum target bonus for the fiscal year in which the termination occurs, payable on the Termination Date; (c) following the end of the fiscal year in which the termination occurs, any bonus that would have been payable in excess of the minimum target bonus for the year in which the termination occurs; (d) acceleration in full of vesting of all equity arrangements subject to vesting, and all options will remain exercisable for either 90 days or one year after the Termination Date; and (e) at our cost, group health benefits pursuant to our standard programs for himself, his spouse and any children for three years after the Termination Date. We may deduct from the salary specified in clause (a) above, any payments received by Mr. Fleisher under any disability benefit program maintained by us.

      MS. O'CONNELL. Ms. O'Connell entered into an Employment Agreement effective September 23, 2002 (the "O'Connell Agreement"). Under the O'Connell Agreement, she will serve as Executive Vice President and Chief Financial and Administrative Officer through September 30, 2005, and thereafter for subsequent one year periods unless either party provides ninety days' written notice of its intention not to renew.

      Under the O'Connell Agreement, Ms. O'Connell will receive a base salary of $500,000 for fiscal 2003; thereafter her base salary is subject to annual adjustments by our Board or Compensation Committee. For fiscal 2003, Ms. O'Connell's target bonus is between $400,000 and $800,000; thereafter our Board or Compensation Committee will establish the annual target bonus, and the bonus will be payable based on achievement of specified objectives. Under the O'Connell Agreement, Ms. O'Connell received a grant of 650,000 stock options on October 17, 2002. These stock options will vest 25% one year after grant and 2.08% per month thereafter, subject to continuous status as an employee or consultant. Ms. O'Connell also received a sign-on bonus of $400,000.

     Ms. O'Connell's employment is at will and may be terminated by her or us upon thirty days' notice. If we terminate Ms. O'Connell's employment involuntarily without Business Reasons (as defined in the O'Connell Agreement) or a Constructive Termination (as defined in the O'Connell Agreement) occurs, or if we do not renew the O'Connell Agreement upon its expiration, Ms. O'Connell will be entitled to receive: (a) her base salary for two years following the Termination Date (as defined in the O'Connell Agreement) at the rate then in effect, payable in accordance with our regular payroll schedule; (b) her target bonus for the year in which the Termination Date occurs, target bonus for the next fiscal year, and a pro-rated portion of her target bonus for the balance of the two year severance period, payable concurrently with our payment of bonuses to other executives; (c) continued vesting during the Severance Period (as defined in the O'Connell Agreement) of all outstanding equity awards; (d) the ability to exercise all equity arrangements for one year following the Severance Period; (e) at our cost, group health benefits pursuant to our standard programs for herself, her spouse and any children for two years after the Termination Date or until she obtains other employment, if that occurs sooner; and (f) reasonable office support for one year following the Termination Date, or until she obtains other employment, if that occurs sooner. We will not be required to continue to pay the bonus specified in clause (b) above if Ms. O'Connell violates her non-competition obligations to us.


      If a Change in Control (as defined in the O'Connell Agreement) occurs, upon the Change in Control, Ms. O'Connell will be entitled to receive: (a) three times her base salary then in effect; (b) three times her minimum target bonus for the fiscal year in which the Change in Control occurs (plus any unpaid bonus from the prior fiscal year); (c) acceleration in full of vesting of all outstanding equity arrangements subject to vesting; (d) the ability to exercise all options received for one year following the Change in Control or termination of employment, whichever is later; (e) at our cost, group health benefits pursuant to our standard programs for herself, her spouse and any children for three years after the Change in Control; and (f) any Gross-Up Payments (as defined in the O'Connell Agreement) for Ms. O'Connell's excise tax liabilities.

      If Ms. O'Connell's employment is terminated due to her disability, Ms. O'Connell will be entitled to receive: (a) base salary for three years after the Termination Date at the rate then in effect; (b) her minimum target bonus for the fiscal year in which the termination occurs, payable on the Termination Date; (c) following the end of the fiscal year in which the termination occurs, any bonus that would have been payable in excess of the minimum target bonus for the year in which the termination occurs; (d) acceleration in full of vesting of all outstanding stock options, and all options will remain exercisable for one year after the Termination Date; and (e) at our cost, group health benefits pursuant to our standard programs for herself, her spouse and any children for three years after the Termination Date. We may deduct from the salary specified in clause (a) above, any payments received by Ms. O'Connell under any disability benefit program maintained by us.

      MR. KNAPP AND MR. TAIT. Mr. Knapp entered into an employment agreement effective August 7, 2000, as amended by Addendum No. 1 to Employment Agreement dated February 1, 2001 (the "Knapp Agreement"). Under the Knapp Agreement, he will serve as Executive Vice President through September 30, 2003, and thereafter for subsequent one year periods unless either party provides ninety days' written notice of its intention not to renew. Mr. Tait entered into an employment agreement effective June 15, 2001 (the "Tait Agreement"). Under the Tait Agreement, he will serve as Executive Vice President through September 30, 2003, and thereafter for subsequent one year periods unless either party provides ninety days' written notice of its intention not to renew. Mr. Tait has resigned his position as of March 31, 2003.

      During fiscal 2003, Mr. Knapp will receive a base salary of $390,000 and Mr. Tait will receive a base salary of $360,000. These salaries are subject to annual adjustments by our Board or our Compensation Committee. For fiscal 2003, Mr. Knapp's bonus target is between $250,000 and $500,000 and Mr. Tait's bonus target is between $200,000 and $400,000. These target bonuses will be established annually by our Board or our Compensation Committee, and will be payable based on achievement of specified objectives.

      Mr. Knapp's and Mr. Tait's employment is at will and may be terminated by them or us upon sixty days' notice. Mr. Tait has resigned his position as of March 31, 2003. If we terminate their employment involuntarily without Business Reasons (as defined in the respective Agreements) or if a Constructive Termination (as defined in the respective Agreements) occurs, other than following a Change in Control, each will be entitled to receive: (a) his base salary for three years following the Termination Date at the rate then in effect, payable in accordance with our regular payroll schedule; (b) his minimum bonus for the fiscal year in which the termination occurs, plus any unpaid bonus from the prior fiscal year, payable on the Termination Date; (c) following the end of the fiscal year in which the termination occurs, a pro rata share (based on the proportion of the year during which he was employed) of the bonus that would have been payable in excess of the target bonus for the year in which the termination occurs; (d) following the end of the first fiscal year following the fiscal year in which the Termination Date occurs, his minimum target bonus for such following fiscal year (or, if the target bonus for such year was not previously set, then his minimum target bonus for the fiscal year in which the Termination Date occurred); (e) acceleration in full of vesting of all outstanding equity arrangements subject to vesting, and all options and other exercisable rights will remain exercisable for one year after the Termination Date; (f) group health benefits pursuant to our standard programs for himself, his spouse and any children for three years after the Termination Date; and (g) automobile benefits for one year. We will not be required to continue to pay the salary or bonus specified in clauses (a) through (d) above if the executive violates his non-competition obligations to us. Mr. Tait's resignation effective March 31, 2003 is deemed a Constructive Termination under his Agreement.

      If a Change in Control (as defined in the respective Agreement) occurs, upon the Change in Control each will be entitled to receive: (a) three times his base salary then in effect; (b) three times his target bonus for the fiscal year in which the Change in Control occurs (plus any unpaid bonus from the prior fiscal year); (c) acceleration in full of vesting of all outstanding equity arrangements subject to vesting, and all options and other exercisable rights will remain exercisable for one year after the Change in Control; (d) group health benefits pursuant to our standard programs for himself, his spouse and any children for three years after the Termination Date; and (e) any Gross-Up Payments (as defined in the respective Agreement) for his excise tax liabilities.

      If Mr. Knapp's or Mr. Tait's employment is terminated due to his disability, he will be entitled to receive: (a) base salary for three years after the Termination Date at the rate then in effect; (b) his minimum target bonus for the fiscal year in which the termination occurs, plus any unpaid bonus from the prior fiscal year, payable on the Termination Date; (c) following the end of the fiscal year in which the termination occurs, any bonus that would have been payable in excess of the minimum target bonus for the year in which the termination occurs; (d) acceleration in full of vesting of all outstanding stock options, and all options will remain exercisable for one year after the Termination Date; and (e) group health benefits pursuant to our standard programs for himself, his spouse and any children for one and one half years after the Termination Date. We may deduct from the salary specified in clause
(a) above, any payments received by the executive under any disability benefit program maintained by us.

      MR. MOROWITZ.. Mr. Morowitz entered into an employment agreement effective October 1, 2002 (the "Morowitz Agreement"). Under the Morowitz Agreement, he will serve as Executive Vice President through September 30, 2005, and thereafter for subsequent one year periods unless either party provides ninety days' written notice of its intention not to renew.

      During Fiscal 2003, Mr. Morowitz will receive a base salary of $275,000 and his target bonus is between $135,000 and $270,000. This salary and target bonus is subject to annual adjustment by our Board or our Compensation Committee, and the bonus will be payable based on achievement of specified objectives.

      Mr. Morowitz' employment is at will and may be terminated by him or us upon sixty days' notice. If we terminate his employment involuntarily without Business Reasons (as defined in the Morowitz Agreement) or if a Constructive Termination (as defined in the Morowitz Agreement) occurs, other than following a Change in Control, he will be entitled to receive: (a) his base salary for two years following the Termination Date (the "Severance Period") at the rate then in effect, payable in accordance with our regular payroll schedule; (b) his minimum bonus for the fiscal year in which the termination occurs, plus any unpaid bonus from the prior fiscal year, payable concurrently with the Company's payment of bonuses to other Company executives for the year in which the termination occurs; (c) his target bonus for the year in which the termination occurs, his target bonus for the next fiscal year, and a pro rata share of target bonus for the balance of the Severance Period; (d) acceleration in full of vesting of all outstanding equity arrangements subject to vesting, and all options and other exercisable rights granted prior to the effective date of the Morowitz Agreement will remain exercisable for one year after the Termination Date and all such rights granted after such effective date shall remain exercisable for one year after the Severance Period; (e) continued vesting of all such equity arrangements during the Severance Period; (f) group health benefits pursuant to our standard programs for himself, his spouse and any children for two years after the Termination Date; and (g) office support for one year. We will not be required to continue to pay the bonus specified in clause (c) above if the executive violates his non-competition obligations to us.

      If a Change in Control (as defined in the Morowitz Agreement) occurs, upon the Change in Control he will be entitled to receive: (a) three times his base salary then in effect; (b) three times his target bonus for the fiscal year in which the Change in Control occurs (plus any unpaid bonus from the prior fiscal year); (c) acceleration in full of vesting of all outstanding equity arrangements subject to vesting, and all options and other exercisable rights having an exercise price equal to or less than fair market value on the date of the Morowitz Agreement will remain exercisable for one year after the Change in Control, and all other equity arrangements will remain in effect for 90 days after the Change in Control; (d) group health benefits pursuant to our standard programs for himself, his spouse and any children for three years after the Termination Date; and (e) any Gross-Up Payments (as defined in the Morowitz Agreement) for his excise tax liabilities.

      If Mr. Morowitz' employment is terminated due to his disability, he will be entitled to receive: (a) base salary for three years after the Termination Date at the rate then in effect; (b) his minimum target bonus for the fiscal year in which the termination occurs, plus any unpaid bonus from the prior fiscal year, payable on the Termination Date; (c) following the end of the fiscal year in which the termination occurs, any bonus that would have been payable in excess of the minimum target bonus for the year in which the termination occurs; (d) acceleration in full of vesting of all outstanding stock options, and all options having an exercise price equal to or less than fair market value on the date of the Morowitz Agreement will remain exercisable for one year after the Termination Date, and all other equity arrangements will remain in effect for 90 days after the Termination Date; and (e) group health benefits pursuant to our standard programs for himself, his spouse and any children for three years after the Termination Date. We may deduct from the salary specified in clause (a) above, any payments received by the executive under any disability benefit program maintained by us.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Our Compensation Committee currently consists of Messrs. Roux, Smith and Webb. No member of our Compensation Committee is a current or former officer or employee of Gartner or any of our subsidiaries. None of our executive officers has served on the board of directors or on the compensation committee of any other entity that had an executive officer serving on our Board or our Compensation Committee.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      Our role is to set overall compensation principles and review Gartner's entire compensation program annually. We also review and establish the individual compensation levels for our executive officers and consider the advice of independent, outside consultants in determining whether the amounts and types of compensation we pay our executive officers are appropriate. We also administer our employee stock purchase plan and stock option plans. In discharging these responsibilities, we consult with outside compensation consultants, attorneys and other specialists.

      The goal of our compensation program is to attract, motivate and retain highly talented individuals. Our guiding philosophy is that compensation should be linked to performance. We believe that the better an individual performs, the higher the individual's compensation should be. Our compensation program is designed to balance short and long term financial objectives, build stockholder value and reward individual, group and corporate performance. We believe that individual compensation should be tied to our financial performance so that when our performance is better than established objectives, individuals should be paid more and when our financial performance does not meet our established objectives, incentive award payments should be reduced. The proportion of an individual's total compensation that varies with individual and corporate performance objectives should increase as the individual's business responsibilities increase. In addition, we believe that the total compensation package must be competitive with other companies in our industry to ensure that we continue to attract, motivate and retain the people who are critical to our long-term success.

      We believe that our employees should own our stock. We provide employees at all levels with several ways to become stockholders. We have stock option plans under which we have made discretionary stock option grants to broad segments of the employee population worldwide. We also have an employee stock purchase plan that enables employees to purchase our Class A Common Stock at a discount through payroll deductions and a 401(k) savings plan that allows U.S. employees to invest in our Class A Common Stock. Our goal is to have market competitive stock programs that encourage each employee to act like an owner of the business.

      Compensation for our executive officers consists of three principal components: base salary, short-term incentives and long-term incentives.

      Base Salary. We set base salaries by evaluating the responsibilities of the position and the experience of the individual. We reference the competitive marketplace for executive talent and conduct surveys periodically for comparable positions at companies with whom we compare for compensation purposes.

      Short-Term Incentives (Cash Bonuses). We designed the annual bonus component of incentive compensation to align pay with our short-term (annual) performance. The full bonus is tied to achievement of financial performance objectives established by our Board on an annual basis.

      Long-Term Incentives (Stock Plans). The principal equity component of executive compensation is options granted under our stock option plans. Stock option awards are granted at the commencement of employment, with additional options granted from time to time for promotions and performance. We believe that ownership of our stock is a key element of our compensation program and that stock options provide a retention incentive for our executive officers and align their personal objectives with long-term stock price appreciation.

CEO Compensation. We believe that since assuming responsibilities as Chairman of our Board in late 2001, Mr. Fleisher has demonstrated highly effective leadership in a difficult economic environment. He has been responsible for implementing a number of initiatives that have strengthened our company and we believe position it well for the challenges of the future. Mr. Fleisher entered into an Employment Agreement effective October 1, 2002 (the "Fleisher Agreement"). Mr. Fleisher's new compensation package was designed to compensate him for the additional responsibilities he holds as Chairman of our Board and was determined after considering compensation levels of other chairmen and chief executive officers at comparable companies. Under the Fleisher Agreement, Mr. Fleisher will serve as Chairman and Chief Executive Officer through September 30, 2005, and thereafter for subsequent one year periods unless either party provides ninety days' written notice of its intention not to renew. During the term of the Fleisher Agreement, Mr. Fleisher will be included on our slate of nominees to be elected to our Board.

      Under the Fleisher Agreement, Mr. Fleisher will receive a base salary of $650,000 for Fiscal 2003; thereafter his base salary is subject to annual adjustments by our Board or this Committee. For Fiscal 2003, Mr. Fleisher's target bonus is between $650,000 and $975,000; thereafter the Board or this Committee will establish the annual target bonus, and the bonus will be payable based on achievement of specified objectives. Under the Fleisher Agreement, Mr. Fleisher received a grant of 250,000 stock options on October 1, 2002, and will receive additional grants of 250,000 options each on October 1, 2003 and October 1, 2004. These stock options will vest 25% one year after grant and 2.08% per month thereafter, subject to continuous status as an employee or consultant. The number of stock options awarded to Mr. Fleisher was not directly tied to specific measures of corporate performance. However, the value of these stock options to Mr. Fleisher is dependent upon the growth in our stock price between the date of grant and the date of exercise.

      Other Compensation. Other elements of executive compensation include life insurance and long-term disability insurance programs and participation in our company-wide profit sharing plan under which a specified percentage of operating profit is distributed equally among all employees. Executive officers are eligible for company-wide medical benefits, a supplemental life insurance program, a 401(k) plan under which we provide matching contributions to all participants and a payroll deduction employee stock purchase plan under which participants may purchase our Class A Common Stock at 85% of the lower of the fair market value of our Class A Common Stock at the beginning or end of each six-month offering period (up to a maximum stock value of the lesser of $25,000 per calendar year or 10 percent of salary).

                                        COMPENSATION COMMITTEE OF THE
                                        BOARD OF DIRECTORS
                                        (as of March 15, 2003)


                                        Maynard G. Webb, Jr. (Chairman)
                                        David J. Roux
                                        James C. Smith

COMPARISON OF TOTAL CUMULATIVE STOCKHOLDER RETURN

      The following graph compares our Class A Common Stock performance to the performance of Standard & Poor's Stock 400 Index and a Peer Group Index.

      Our peer group consists of Forrester Research, Inc., Giga Information Group, Inc. and Meta Group, Inc. These companies represent the most significant publicly traded companies that we believe compete with us in our most important line of business: independent research and analysis on information technology, computer hardware, software, communications and related technology industries. There are no publicly traded information technology research companies that also compete with us in our consulting and events businesses.

      The comparison assumes $100.00 was invested on September 30, 1997 in our Class A Common Stock and in each of the indices, and assumes the reinvestment of dividends, if any.

      The comparisons in the graph below are provided in response to SEC disclosure requirements and are not intended to forecast or be indicative of future performance of our Class A Common Stock.

                               [PERFORMANCE CHART]

              DATE        GARTNER CLASS A    S&P MID CAP 400      PEER INDEX
            9/30/1997         100.00             100.00             100.00
            9/30/1998          69.58              93.67             121.08
            9/30/1999          57.31             117.47             100.32
            9/30/2000          41.64             168.14             207.35
            9/30/2001          32.41             136.26             146.63
            9/30/2002          38.86             127.83              90.67
            12/31/2002         44.14             134.86              60.63

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      Based on our review of information on file with the Securities and Exchange Commission and our stock records, the following table provides certain information about beneficial ownership of our Class A and Class B Common Stock as of March 1, 2003 by: (i) each person (or group of affiliated persons) which is known by us to own beneficially more than five percent of our Class A or Class B Common Stock, (ii) each of our directors, (iii) each Named Executive Officer, and (iv) all directors and current executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares shown as owned beneficially by them, subject to community property laws where applicable.

                                                          NUMBER OF      PERCENT OF      NUMBER OF       PERCENT OF
          NAME OF BENEFICIAL OWNER                     CLASS A SHARES      CLASS A     CLASS B SHARES      CLASS B
          ------------------------                     --------------      -------     --------------      -------
Silver Lake Partners, L.P. (1)                           47,717,570         48.5%                --           --
    320 Park Avenue
    New York, NY 10022
VA Partners, L.L.C. (2)                                   7,233,600         13.7%         4,256,846         14.3%
    One Maritime Plaza, Suite 1400,
    San Francisco, CA 94111
Wellington Management Company, LLP (3)                    5,207,353          9.9%                --           --
    75 State Street, Boston, MA 02109
Shapiro Capital Management Company, Inc.(4)                      --           --          3,642,530         12.2%
    3060 Peachtree Road, N.W., Atlanta, GA 30305
First Manhattan Co. (5)                                          --           --          1,737,479          5.8%
    437 Madison Avenue, New York, NY 10022
Reich & Tang Asset Management, LLC (6)                           --           --          2,638,000          8.9%
    600 Fifth Avenue, New York, N.Y. 10020
High Rock Capital, LLC (7)
    28 State Street, BostonA  02109                              --           --          2,193,360          7.4%
Farallon Capital Management, L.L.C. et al (8)                    --           --          1,551,180          5.2%
    One Maritime Plaza, Suite 11325
    San Francisco, CA 94111
Franklin Resources, Inc. (9)                                     --           --          1,661,096          5.6%
    777 Mariners Island Boulevard,
    San Mateo, CA 94404

Michael D. Fleisher (10)                                  1,349,942          2.6%             3,000            *
Anne Sutherland Fuchs (11)                                   34,001            *                 --           --
William O. Grabe (12)                                        95,001            *                 --           --
Max D. Hopper (13)                                           42,001            *                 --           --
Glenn H. Hutchins                                                --           --                 --           --
Stephen G. Pagliuca (14)                                     91,501            *                 --           --
David J. Roux                                                    --           --                 --           --
Dennis G. Sisco (15)                                         26,001            *              1,089            *
James C. Smith                                                   --           --                 --           --
Maynard G. Webb, Jr. (16)                                    25,000           --                 --           --
Maureen O'Connell                                                --           --                 --           --
Robert E. Knapp (17)                                        273,348            *                 --           --
Zachary Morowitz  (18)                                      138,622            *                 --           --
Steven Tait (19)                                            171,655            *                 --           --
All current directors and current executive
    officers as a group (14 persons) (20)                 2,344,467          4.5%             4,089            *

*     Less than 1%

----------
(1) See "Item 13. Certain Relationships and Related Party Transactions - Relationship with Silver Lake Partners, L.P."

(2) The shares shown as beneficially owned by VA Partners, L.L.C. were reported in its Amended Schedules 13D filed with the SEC on January 27, 2003 (Class A) and February 3, 2003 (Class B). Such Schedules indicate that VA Partners, L.L.C. beneficially owns such shares as general partner or investment manager of ValueAct Capital Partners, L.P., ValueAct Capital Partners II, L.P. and ValueAct Capital International, Ltd. Such Schedules also indicate that such shares are beneficially owned by Jeffrey W. Ubben, George F. Hamel, Jr. and Peter H. Kamin, who are each managing members, principal owners and controlling persons of VA Partners, L.L.C., and directors and principal executive officers of ValueAct Capital International, Ltd. Such Schedules indicate that VA Partners, L.L.C. and the individuals have shared voting and dispositive power over all the shares, but that the other entities have shared voting and dispositive power over the shares held by each.

(3) The shares shown as beneficially owned by Wellington Management Company, LLP were reported in its Amended Schedule 13G filed with the SEC on February 12, 2003. Such Schedule indicates that Wellington has shared voting power with respect to 4,276,100 shares and shared dispositive power with respect to all 5,207,353 shares.

(4) The shares shown as beneficially owned by Shapiro Capital Management Company, Inc. were reported in its Schedule 13G filed with the SEC on February 6, 2003.

(5) The shares shown as beneficially owned by First Manhattan Co. were reported in its Amended Schedule 13G filed with the SEC on February 13, 2003. Such Schedule indicates that First Manhattan Co. has sole voting power and sole dispositive power with respect to 255,875 shares, shared voting power with respect to 1,297,720 shares and shared dispositive power with respect to 1,481,604 shares.

(6) The shares shown as beneficially owned by Reich and Tang Asset Management, LLC were reported in its Schedule 13G filed with the SEC on February 6, 2003. Such Schedule indicates that Reich and Tang Asset Management has shared voting and dispositive power with respect to such shares.

(7) The shares shown as beneficially owned by High Rock Capital, LLC were reported in its Schedule 13G filed with the SEC on February 7, 2003. Such
      Schedule indicates that High Rock Capital, LLC has sole voting power with respect to 1,678,500 shares and sole dispositive power with respect to 2,077,460 shares, and High Rock Asset Management LLC has sole voting power and sole dispositive power with respect to 115,900 shares.

(8) The shares shown as beneficially owned by Farallon Capital Management, L.L.C. et al were reported in its Schedule 13G filed with the SEC on February 3, 2003. Such Schedule indicates that Farallon Partners, L.L.C. beneficially owns 915,990 of such shares as general partner of Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P. and Tinicum Partners, L.P., and Farallon Capital Management, L.L.C. beneficially owns 639,190 of such shares held in managed accounts as to which it acts as investment adviser. Such Schedule also indicates that all of the shares are beneficially owned by David I. Cohen, Joseph F. Downes, William F. Duhamel, Richard B. Fried, Monica R. Landry, William F. Mellin, Stephen L. Millham, Thomas F. Steyer and Marck C. Wehrly, who are each managing members of Farallon Partners, L.L.C. and Farallon Capital Management, L.L.C. Such Schedule further indicates that these individuals have shared voting and dispositive power over all the shares, but the limited partnerships have shared voting and dispositive power over the shares held by each. Additionally, such Schedule shows that Farallon Partners, L.L.C. has shared voting and dispositive power over the shares held by the limited partnerships, and Farallon Capital Management, L.L.C. has shared voting and dispositive power over shares held in certain managed accounts.

(9) The shares shown as beneficially owned by Franklin Resources, Inc. were reported in its Amended Schedule 13G filed with the SEC on February 14, 2002. Such Schedule indicates that investment advisory subsidiaries, and other affiliates of, Franklin Resources, Inc., have, in the aggregate, sole voting and dispositive power with respect to all 1,661,096 shares.

(10) Includes 1,239,500 shares of Class A Common Stock issuable upon the exercise of stock options that are exercisable within 60 days of March 1, 2003.

(11) Includes 29,001 shares of Class A Common Stock issuable upon the exercise of stock options that are exercisable within 60 days of March 1, 2003.

(11) Includes 21,001 shares of Class A Common Stock issuable upon the exercise of stock options that are exercisable within 60 days of March 1, 2003.

(12) Includes 21,001 shares of Class A Common Stock issuable upon the exercise of stock options that are exercisable within 60 days of March 1, 2003.

(13) Includes 21,001 shares of Class A Common Stock issuable upon the exercise of stock options that are exercisable within 60 days of March 1, 2003.

(14) Includes 21,001 shares of Class A Common Stock issuable upon the exercise of stock options that are exercisable within 60 days of March 1, 2003, and includes 10,000 shares of Class A Common Stock that are owned by Mr. Pagliuca indirectly.

(15) Includes 5,000 shares of Class A Common Stock issuable upon the exercise of stock options that are exercisable within 60 days of March 1, 2003.

(17) Includes 268,750 shares of Class A Common Stock issuable upon the exercise of stock options that are exercisable within 60 days of March 1, 2003, and 4,598 shares of Class A Common Stock that are held by Mr. Knapp indirectly through our 401(k) plan.

(18) Includes 111,208 shares of Class A Common Stock issuable upon the exercise of stock options that are exercisable within 60 days of March 1, 2003.

(18) Includes 184,896 shares of Class A Common Stock issuable upon the exercise of stock options that are exercisable within 60 days of March 1, 2003.

(19) Includes 1,922,359 shares of Class A Common Stock issuable upon the exercise of stock options that are exercisable within 60 days of March 1, 2003.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The following table provides information as of December 31, 2002 regarding compensation plans under which shares of our Class A Common Stock are authorized for issuance:

                                                                                                NUMBER OF SECURITIES
                                                                                              REMAINING AVAILABLE FOR
                                             NUMBER OF SECURITIES                              FUTURE ISSUANCE UNDER
                                              TO BE ISSUED UPON       WEIGHTED-AVERAGE          EQUITY COMPENSATION
                                                 EXERCISE OF          EXERCISE PRICE OF           PLANS (EXCLUDING
                                             OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,      SECURITIES REFLECTED IN
          PLAN CATEGORY                      WARRANTS AND RIGHTS     WARRANTS AND RIGHTS          THE FIRST COLUMN)
          -------------                      --------------------    --------------------     -------------------------
Equity compensation plans
approved by stockholders

   Employee stock option plans(1)                 16,426,934               $14.63                      735,590

   Employee stock purchase plans(2)                        0                  N/A                    4,125,885

Equity compensation plans not
approved by stockholders(3)                       20,037,005               $10.01                    2,428,952
                                                  ----------               ------                    ---------

TOTAL                                             36,463,939               $12.10                    7,290,427


----------
(1) Consists of the 1993 Director Stock Option Plan, 1994 Long Term Option Plan, 1996 Long Term Stock Option Plan and 1998 Long Term Stock Option Plan.

(2) Consists of the 1993 Employee Stock Purchase Plan and 2002 Employee Stock Purchase Plan.

(3)   Consists of the 1999 Stock Option Plan.

      On February 13, 2003, our stockholders approved the 2003 Long-Term Incentive Plan (the "2003 Plan"). The 2003 Plan replaces the 1993 Director Stock Option Plan, 1994 Long Term Option Plan, 1996 Long Term Stock Option Plan, 1998 Long Term Stock Option Plan and the 1999 Stock Option Plan (the "Existing Plans"). No further awards will be made under the Existing Plans, and any awards outstanding under the Existing Plans will continue to be subject to their respective terms. With the exception of the 1999 Plan, our stockholders have now approved all of our broad-based equity incentive plans.

      The 1999 Plan permitted our Compensation Committee to grant non-qualified and incentive stock options and other types of awards relating to our Class A Common Stock to eligible employees and to set the terms and conditions of the awards. Directors and executive officers were not eligible to receive grants under this plan. All awards under the 1999 Plan were non-qualified stock options and are fully exercisable in (i) three equal installments in the three years following the date of grant; or (ii) twenty-five percent of the options become exercisable on the first anniversary of the grant date and 2.08% of the options become exercisable monthly thereafter. All awards under the 1999 Plan have a term of ten years, assuming continued employment.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

RELATIONSHIP WITH SILVER LAKE PARTNERS, L.P.

      On April 17, 2000, we issued and sold an aggregate of $300 million principal amount of our unsecured 6% Convertible Junior Subordinated Promissory Notes due April 17, 2005 to Silver Lake Partners, L.P. ("Silver Lake") and certain of Silver Lake's affiliates and to Integral Capital Partners IV, L.P. and one of its affiliates. In connection with the issuance of the Notes, we agreed that Silver Lake would recommend two nominees for director and we would include the Silver Lake nominees on our slate of nominees to be elected to our Board. This obligation exists while Silver Lake owns the Notes, or Class A Common Stock that, on an "as converted" basis, represents at least 20 percent of our Class A Common Stock into which the Notes were convertible when they were issued. The Notes first become convertible on April 18, 2003. As of March 31, 2003, if Silver Lake were to convert the Notes into shares, it would own 48.5% of our Class A Common Stock and 37.2% of the combined Class A Common Stock and Class B Common Stock. Mr. Hutchins and Mr. Roux are each a director nominated by Silver Lake. See Note 10 - Debt of the Notes to Consolidated Financial Statements.

      Mr. Hutchins is a managing member of the general partner of Silver Lake and is a member of some of the affiliates of Silver Lake and receives compensation from those affiliates. Mr. Roux is a managing member of the general partner of Silver Lake and is a member of some of the affiliates of Silver Lake and receives compensation from those affiliates.

      Silver Lake has contracted to purchase subscription research services from us for the period from September 1, 2002 to February 28, 2004 for $169,756.

RELATIONSHIPS WITH OTHER THIRD PARTIES

      Several of our other directors are employed by companies that purchase our research and consulting services in the ordinary course of their business. During Transition 2002, Bain Capital, Inc. purchased research services for $44,100; Behrman Capital purchased research services for $40,500; eBay, Inc. purchased research services for $16,500; General Atlantic Partners purchased research services for $101,250; and Ameritrade Holding Corporation purchased research services for $30,950.

      Bain Capital, Inc. has contracted to purchase research services for $176,400 and $132,300 during 2003 and 2004, respectively. Behrman Capital has contracted to purchase research services for $81,000 during 2003. eBay has contracted to purchase research services for $49,500 during 2003. General Atlantic Partners Corporation has contracted to purchase research services for $405,000 and $202,500 during 2003 and 2004, respectively. Ameritrade Holding Corporation has contracted to purchase research services for $123,800 and $92,850 during 2003 and 2004, respectively.


LOANS TO EXECUTIVE OFFICERS

      As of January 1, 2003, there were no outstanding loans to executive officers. On December 17, 2001 we provided a $400,000 term loan to Mr. Tait, our Executive Vice President, Sales and Client Operations, which was repaid in full on or before December 31, 2002 in connection with his planned termination of employment. The interest rate on the loan was 3.97%, compounded annually. The largest aggregate amount of indebtedness outstanding during Transition 2002 was $416,743.

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

Within 90 days prior to the filing of our Transition Report on Form 10-KT for the three month transition period ended December 31, 2002, the Company conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness and design of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Act.

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

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. and 2. Consolidated Financial Statements and Schedules

The independent auditors' report, consolidated financial statements and financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule on page 42 hereof are filed as part of this report.

All other financial statement schedules not listed in the Index have been omitted because the information required is not applicable or is shown in the financial statements or notes thereto.

      3. Exhibits

                 EXHIBIT
                  NUMBER                  DESCRIPTION OF DOCUMENT
                  ------                  -----------------------
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

                  3.2(6)      Amended Bylaws, as amended through April 14, 2000.

                  4.1(7) Form of Certificate for Common Stock, Class A-as of February 2001.

                  4.2(7) Form of Certificate for Common Stock, Class B-as of February 2001.

                  4.3(10)     Amended and Restated Rights Agreement, dated as of
                              August 31, 2002, between the Company and Mellon
                              Investor Services LLC, as Rights Agent, with related Exhibits.

                  4.4a(7)     Amended and Restated Credit Agreement dated July
                              17, 2000 by and among the Company and certain financial institutions, including Chase Manhattan
                              Bank in its capacity as a lender and as agent for the lenders.

                  4.4b(10)    Amendment No. 3 to the Amended and Restated Credit
                              Agreement dated as of May 30, 2002.

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

                  10.2d(10)   Form of Amended and Restated 6% Convertible Junior
                              Subordinated Promissory Note due April 17, 2005.

                  10.2e(10)   Amended and Restated Securityholders Agreement
                              dated as of July 12, 2002 among the Company,
                              Silver Lake Partners, L.P. and other parties
                              thereto.

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

                  10.5(9)+    2002 Employee Stock Purchase Plan.

                  10.6(3)+ 1994 Long Term Stock Option Plan, as amended and restated on October 12, 1999.

                  10.7(3)+ 1998 Long Term Stock Option Plan, as amended and restated on October 12, 1999.

                  10.8(3)+ 1996 Long Term Stock Option Plan, as amended and restated on October 12, 1999.

                  10.9(12)+   1999 Stock Option Plan

                  10.10(11)+  2003 Long-Term Incentive Plan

                  10.11(10)+  Employment Agreement between Michael D. Fleisher and the Company as of October 1, 2002.

                  10.12(10)+  Employment Agreement between Maureen O'Connell and the Company dated as of October 15, 2002 and effective as of September 23, 2002.

                  10.13a(6)+  Employment Agreement between Robert E. Knapp and the Company dated as of August 7, 2000.

                  10.13b(7)+  Addendum No. 1 to Employment Agreement between
                              Robert E. Knapp and the Company as of February 1,
                              2001.

                  10.14(8)+   Employment Agreement between Steven Tait and the
                              Company dated as of June 15, 2001.

                  10.15*+ Employment agreement between Zachary Morowitz and the Company dated as of January 20, 2003.

                  21.1*       Subsidiaries of Registrant.

                  23.1*       Independent Auditors' Consent.

                  24.1        Power of Attorney (see Signature Page).

                  ADDITIONAL EXHIBITS

                  99.1(13)*   Certification of Chief Executive Officer under
                              Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2(13)*   Certification of Chief Financial Officer under
                              Section 906 of the Sarbanes-Oxley act of 2002.

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

(5) Incorporated by reference from the Company's Form 8-K dated April 17, 2000 as filed on April 25, 2000.

(6) Incorporated by reference from the Company's Annual Report on Form 10-K as filed on December 29, 2000.

(7) Incorporated by reference from the Company's Annual Report on Form 10-K as filed on December 28, 2001.

(8) Incorporated by reference from the Company's Form 10-Q as filed on February 13, 2002.

(9) Incorporated by reference from the Company's Form S-8 as filed on June 26, 2002.

(10) Incorporated by reference from the Company's Annual Report on Form 10-K as filed on December 29, 2002.

(11) Incorporated by reference from the Company's Proxy Statement for its annual meeting dated February 13, 2003.

(12) Incorporated by reference from the Company's Form S-8 as filed on February 16, 2002.

(13) This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

(b)   Reports on Form 8-K

      The Company filed a Report on Form 8-K on October 13, 2002 reporting the change of the Company's fiscal year end from September 30 to December 31.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

GARTNER, INC.
CONSOLIDATED FINANCIAL STATEMENTS

Report by Management ..................................................................................................           42

Independent Auditors' Report ..........................................................................................           43

Consolidated Balance Sheets as of December 31, 2002 and September 30, 2002 and 2001 ...................................           44

Consolidated Statements of Operations for the Three Month Periods Ended December 31, 2002
and 2001 (Unaudited), and the Years Ended September 30, 2002, 2001 and 2000 ...........................................           45

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) for the Three Month
Period Ended December 31, 2002 and for Years Ended September 30, 2002, 2001 ...........................................           46

Consolidated Statements of Cash Flows for the Three Month Periods Ended December 31, 2002
and 2001 (Unaudited), and the Years Ended September 30, 2002, 2001 and 2000 ...........................................           47

Notes to Consolidated Financial Statements ............................................................................           48

Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302
of the Sarbanes - Oxley Act of 2002 ...................................................................................      73 & 74


Independent Auditors' Report on Consolidated Financial Statement Schedule .............................................           75

Schedule II--Valuation and Qualifying Accounts for the Three Months Ended December 31, 2002,
and the Years Ended September 30, 2002, 2001 and 2000 .................................................................           76




                              Report by Management

Management's Responsibility for Financial Reporting

      Management has prepared and is responsible for the integrity and objectivity of the consolidated financial statements and related information included in the Transition Report. The consolidated financial statements, which include amounts based on management's best judgments and estimates, were prepared in conformity with generally accepted accounting principles. Financial information elsewhere in this Transition Report is consistent with that in the consolidated financial statements.

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


/s/ Michael D. Fleisher
----------------------------
Michael D. Fleisher
Chairman of the Board and Chief Executive Officer


/s/ Maureen E. O'Connell
----------------------------
Maureen E. O'Connell
Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Gartner, Inc.:

We have audited the accompanying consolidated balance sheets of Gartner, Inc. and subsidiaries as of December 31, 2002, September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss) and cash flows for the three month period ended December 31, 2002, and each of the years in the three-year period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gartner, Inc. and subsidiaries as of December 31, 2002, September 30, 2002 and 2001, and the results of their operations and their cash flows for the three month period ended December 31, 2002, and each of the years in the three-year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 8, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2001.


                                        /s/ KPMG LLP

New York, New York
February 4, 2003

                                 GARTNER, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 December 31,   September 30,   September 30,
                                                                                     2002           2002            2001
                                                                                 ------------   -------------   -------------
ASSETS
Current assets:
    Cash and cash equivalents ................................................     $ 109,657      $ 124,793      $  37,128
    Marketable equity securities .............................................            --             --          3,250
    Fees receivable, net of allowances of $7,000 at December 31, 2002 and
    September 30, 2002 and $5,600 at September 30, 2001 ......................       283,068        264,843        300,306
    Deferred commissions .....................................................        25,016         26,366         34,822
    Prepaid expenses and other current assets ................................        41,524         39,031         70,868
                                                                                   ---------      ---------      ---------
       Total current assets ..................................................       459,265        455,033        446,374

Property, equipment and leasehold improvements, net ..........................        71,006         76,161        100,288
Goodwill .....................................................................       223,860        222,427        216,856
Intangible assets, net .......................................................         2,254          2,731          5,377
Other assets .................................................................        71,018         68,498         70,107
                                                                                   ---------      ---------      ---------
    Total assets .............................................................     $ 827,403      $ 824,850      $ 839,002
                                                                                   =========      =========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable and accrued liabilities .................................     $ 151,990      $ 130,364      $ 137,751
    Deferred revenues ........................................................       305,887        306,978        351,263
    Short-term debt ..........................................................            --             --         15,000
                                                                                   ---------      ---------      ---------
       Total current liabilities .............................................       457,877        437,342        504,014
                                                                                   ---------      ---------      ---------

Long-term convertible debt ...................................................       351,539        346,300        326,200
Other liabilities ............................................................        46,688         46,098         43,306

Stockholders' deficit:
Preferred stock:
    $.01 par value, authorized 5,000,000 shares; none issued or outstanding ..            --             --             --
Common stock:
    $.0005 par value, authorized 166,000,000 shares of Class A Common Stock and 84,000,000 shares of Class B Common Stock; issued 80,106,020 shares of Class A Common Stock (79,986,681 and 77,737,660 at September 30,
    2002 and 2001) and 40,689,648 shares of Class B Common Stock at
    December 31, 2002 and at September 30, 2002 and 2001 .....................            60             60             59
Additional paid-in capital ...................................................       368,090        366,723        342,216
Unearned compensation, net ...................................................        (3,069)        (3,467)        (5,145)
Accumulated other comprehensive loss, net ....................................       (11,392)       (14,085)       (14,961)
Accumulated earnings .........................................................       150,243        164,661        116,083
Treasury stock, at cost, 29,158,443 shares of Class A Common Stock
(28,210,725 and 26,621,154 at September 30, 2002 and 2001) and 10,907,120
Shares of Class B Common Stock (10,453,520 and 8,141,820 at September 30,
2002 and 2001) ...............................................................      (532,633)      (518,782)      (472,770)
                                                                                   ---------      ---------      ---------
    Total stockholders' deficit ..............................................       (28,701)        (4,890)       (34,518)
                                                                                   ---------      ---------      ---------
       Total liabilities and stockholders' deficit ...........................     $ 827,403      $ 824,850      $ 839,002
                                                                                   =========      =========      =========

                See Notes to Consolidated Financial Statements.

                                 GARTNER, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         FOR THE THREE
                                                            MONTH
                                                         TRANSITIONAL       THREE MONTHS
                                                         PERIOD ENDED      ENDED DECEMBER          YEAR ENDED SEPTEMBER 30,
                                                       DECEMBER 31, 2002      31, 2001         2002           2001          2000
                                                       -----------------   --------------   ---------      ---------     ---------
                                                                             UNAUDITED
Revenues:
    Research ......................................        $ 120,038         $ 129,474      $ 496,403      $ 535,114     $ 509,781
    Consulting ....................................           58,098            55,731        273,692        276,292       216,667
    Events ........................................           47,169            59,466        121,991        132,684       108,589
    Other .........................................            4,509             4,724         15,088         18,794        27,414
                                                           ---------         ---------      ---------      ---------     ---------
       Total revenues .............................          229,814           249,395        907,174        962,884       862,451

Costs and expenses:
    Cost of services and product development ......          108,600           115,829        403,718        450,471       395,603
    Selling, general and administrative ...........           90,306            89,193        345,382        370,096       341,874
    Depreciation ..................................           11,146             9,924         42,504         40,873        27,839
    Amortization of intangibles ...................              482               502          1,949         12,367        13,004
    Other charges .................................           32,166                --         17,246         46,563            --
                                                           ---------         ---------      ---------      ---------     ---------
       Total costs and expenses ...................          242,700           215,448        810,799        920,370       778,320

                                                           ---------         ---------      ---------      ---------     ---------
Operating (loss) income ...........................          (12,886)           33,947         96,375         42,514        84,131

Net gain (loss) on sale of investments ............               --               792            787           (640)       29,630
Net (loss) gain from minority-owned investments ...           (1,688)               79         (2,365)       (26,817)         (775)
Interest income ...................................              635               511          1,845          1,616         3,936
Interest expense ..................................           (5,942)           (5,604)       (22,869)       (22,391)      (24,900)
Loss on debt extinguishment .......................               --                --             --             --        (2,881)
Other expense, net ................................             (141)             (428)          (170)        (3,674)         (722)
                                                           ---------         ---------      ---------      ---------     ---------

(Loss) income from continuing operations before
   income taxes ...................................          (20,022)           29,297         73,603         (9,392)       88,419
(Benefit) provision  for income taxes .............           (5,604)           10,254         25,025         (9,172)       35,295

                                                           ---------         ---------      ---------      ---------     ---------
(Loss) income from continuing operations ..........          (14,418)           19,043         48,578           (220)       53,124

Discontinued operation, net of taxes:
   Loss from discontinued operation ...............               --                --             --        (26,059)      (27,578)
   Loss on disposal of discontinued operation .....               --                --             --        (39,924)           --
                                                           ---------         ---------      ---------      ---------     ---------
       Loss from discontinued operation ...........               --                --             --        (65,983)      (27,578)

Net (loss) income .................................        $ (14,418)        $  19,043      $  48,578      $ (66,203)    $  25,546
                                                           =========         =========      =========      =========     =========

Net (loss) income per share:
    Basic:
    (Loss) income from continuing operations ......        $   (0.18)        $    0.23      $    0.58      $   (0.00)    $    0.61
       Loss from discontinued operation ...........               --                --             --          (0.30)        (0.31)
       Loss on disposal of discontinued operation .               --                --             --          (0.47)           --
                                                           ---------         ---------      ---------      ---------     ---------
       Net (loss) income ..........................        $   (0.18)        $    0.23      $    0.58      $   (0.77)    $    0.30
                                                           =========         =========      =========      =========     =========

    Diluted:
       (Loss) income from continuing operations ...        $   (0.18)        $    0.17      $    0.47      $   (0.00)    $    0.60
       Loss from discontinued operation ...........               --                --             --          (0.30)        (0.31)
       Loss on disposal of discontinued operation .               --                --             --          (0.47)           --
                                                           ---------         ---------      ---------      ---------     ---------
       Net (loss) income ..........................        $   (0.18)        $    0.17      $    0.47      $   (0.77)    $    0.29
                                                           =========         =========      =========      =========     =========

Weighted average shares outstanding:
    Basic .........................................           81,379            83,883         83,586         85,862        86,564
                                                           =========         =========      =========      =========     =========
    Diluted .......................................           81,379           129,578        130,882         85,862        89,108
                                                           =========         =========      =========      =========     =========

                See Notes to Consolidated Financial Statements.

                                 GARTNER, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        AND COMPREHENSIVE INCOME (LOSS)
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                              ADDITIONAL        UNEARNED
                                                                     PREFERRED    COMMON        PAID-IN       COMPENSATION,
                                                                       STOCK      STOCK         CAPITAL            NET
                                                                     ---------    ------      ----------      -------------
Balance at September 30, 1999 .................................        $ --        $58        $ 314,829         $(8,280)

Net income ....................................................          --         --               --              --
Foreign currency translation adjustments ......................          --         --               --              --
Net unrealized gain on marketable investments,
Net of tax benefit of $12,084 .................................          --         --               --              --

         Comprehensive income .................................          --         --               --              --
Issuance of 1,379,306 shares of Class A
     Common Stock upon exercise of stock
     options ..................................................          --          1            8,091              --
Issuance from treasury stock of 394,279
     shares of Class A Common Stock for
     purchases by employees ...................................          --         --            5,008              --
Tax benefits of stock transactions with
     employees ................................................          --         --            4,179              --
Net share settlement of 155,792 shares of
     Class A Common Stock on forward
     purchase agreement .......................................          --         --               --              --
Net cash settlement paid on forward purchase
     agreement ................................................          --         --           (8,200)             --
Restricted stock net of forfeitures of 27,500 shares of
Class A Common Stock ..........................................          --         --             (719)            719
Acquisition of 2,493,500 shares of Class A and
     2,006,700 shares of Class B Common Stock .................          --         --               --              --
Increase in carrying value of Jupiter Media
     Metrix ...................................................          --         --            8,321              --
Issuance of 2,074 shares of Class A Common
     Stock issued for services rendered .......................          --         --               42              --
Option to purchase subsidiary shares ..........................          --         --            1,000              --
Return of 37,013 shares of Class A Common
     Stock related to acquisitions ............................          --         --             (723)             --
Issuance of subsidiary stock related to an
      acquisition .............................................          --         --            2,000              --
Amortization of unearned compensation .........................          --         --               --           1,110
                                                                       ----        ---        ---------         -------

Balance at September 30, 2000 .................................          --         59          333,828          (6,451)

Net loss ......................................................          --         --               --              --
Foreign currency translation adjustments ......................          --         --               --              --
Change in net unrealized loss on marketable investments, net
    of tax benefit of $12,811 .................................          --         --               --              --

         Comprehensive loss ...................................          --         --               --              --
Issuance of 592,832 shares of Class A Common
     Stock upon exercise of stock options .....................          --         --            3,650              --
Issuance from treasury stock of 769,085
     shares of Class A Common Stock for
     purchases by employees ...................................          --         --            5,374              --
Tax benefits of stock transactions with
     employees ................................................          --         --            1,331              --
Net settlement paid of 491,789 shares of Class A Common
    Stock and $64 on forward
     purchase agreement .......................................          --         --              (73)             --
Acquisition of 4,144,666 shares of Class A and
      12,088 shares of Class B Common Stock ...................          --         --               --              --
Elimination of minority interest from
     sale of discontinued operation ...........................          --         --           (2,056)             --

Issuance of subsidiary stock upon exercise of stock options ...          --         --               56              --
Compensation from modification of stock options related to
    employee terminations .....................................          --         --              261              --
Amortization of unearned compensation .........................          --         --               --           1,151
Issuance of 81,290 shares of Class A Common
    Stock upon earnout of restricted shares and
    forfeiture of unvested restricted share awards ............          --         --             (155)            155
                                                                       ----        ---        ---------         -------

Balance at September 30, 2001 .................................          --         59          342,216          (5,145)

Net income ....................................................          --         --               --              --
Foreign currency translation adjustments ......................          --         --               --              --
Change in net unrealized loss on marketable investments, net
    of tax benefit of $630 ....................................          --         --               --              --

         Comprehensive income .................................          --         --               --              --
Issuance of 1,989,049 shares of Class A Common
     Stock upon exercise of stock options .....................          --          1           17,730              --
Issuance from treasury stock of 560,861
     shares of Class A Common Stock for
     purchases by employees ...................................          --         --            3,400              --
Tax benefits of stock transactions with
     employees ................................................          --         --            2,280              --
Acquisition of 2,153,400 shares of Class A and
      2,311,700 shares of Class B Common Stock ................          --         --               --              --
Issuance of 3,159 shares of Class A Common
    Stock for directors compensation ..........................          --         --               55              --
Compensation from modification of stock options related to
    employee terminations .....................................          --         --            1,403              --
Amortization of unearned compensation .........................          --         --               --           1,317
Issuance of 81,613 shares of Class A Common
    Stock upon earnout of restricted shares and
    forfeiture of unvested restricted share awards ............          --         --             (361)            361
                                                                       ----        ---        ---------         -------

Balance at September 30, 2002 .................................          --         60          366,723          (3,467)

Net loss ......................................................          --         --               --              --
Foreign currency translation adjustments ......................          --         --               --              --
Change in net unrealized loss on marketable
    investments, net of tax benefit of $17 ....................          --         --               --              --

         Comprehensive loss ...................................          --         --               --              --
Issuance of 131,343 shares of Class A Common
     Stock upon exercise of stock options .....................          --         --            1,011              --
Issuance from treasury stock of 750
     shares of Class A Common Stock for
     purchases by employees ...................................          --         --                5              --
Tax benefits of stock transactions with
     Employees ................................................          --         --             (199)             --
Acquisition of 963,117 shares of Class A
Common Stock and 453,600 shares of  Class B
Common Stock ..................................................          --         --               --              --
Issuance of 7,319 shares of Class A Common
    Stock for directors compensation ..........................          --         --               82              --
Compensation from modification of stock options
    related to employee terminations ..........................          --         --              601              --
Amortization of unearned compensation .........................          --         --               --             265

Issuance of 16,667 shares of Class A Common
    Stock upon earnout of restricted shares ...................          --         --             (133)            133
                                                                       ----        ---        ---------         -------

Balance at December 31, 2002 ..................................        $ --        $60        $ 368,090         $(3,069)
                                                                       ====        ===        =========         =======

                                                                    ACCUMULATED
                                                                       OTHER                                               TOTAL
                                                                   COMPREHENSIVE                                       STOCKHOLDERS'
                                                                      INCOME         ACCUMULATED         TREASURY         EQUITY
                                                                    (LOSS) NET         EARNINGS           STOCK          (DEFICIT)
                                                                   -------------     -----------         --------      -------------
Balance at September 30, 1999 .................................      $ (3,830)        $ 156,740         $(385,031)        $ 74,486

Net income ....................................................            --            25,546                --           25,546
Foreign currency translation adjustments ......................       (11,667)               --                --          (11,667)
Net unrealized gain on marketable investments,
Net of tax benefit of $12,084 .................................        15,496                --                --           15,496
                                                                                                                          --------
         Comprehensive income .................................            --                --                --           29,375
Issuance of 1,379,306 shares of Class A
     Common Stock upon exercise of stock
     options ..................................................            --                --                --            8,092
Issuance from treasury stock of 394,279
     shares of Class A Common Stock for
     purchases by employees ...................................            --                --                 8            5,016
Tax benefits of stock transactions with
     employees ................................................            --                --                --            4,179
Net share settlement of 155,792 shares of
     Class A Common Stock on forward
     purchase agreement .......................................            --                --                --               --
Net cash settlement paid on forward purchase
     agreement ................................................            --                --                --           (8,200)
Restricted stock net of forfeitures of 27,500 shares of
Class A Common Stock ..........................................            --                --                --               --
Acquisition of 2,493,500 shares of Class A and
     2,006,700 shares of Class B Common Stock .................            --                --           (49,877)         (49,877)
Increase in carrying value of Jupiter Media
     Metrix ...................................................            --                --                --            8,321
Issuance of 2,074 shares of Class A Common
     Stock issued for services rendered .......................            --                --                --               42
Option to purchase subsidiary shares ..........................            --                --                --            1,000
Return of 37,013 shares of Class A Common
     Stock related to acquisitions ............................            --                --                (1)            (724)
Issuance of subsidiary stock related to an
      acquisition .............................................            --                --                --            2,000
Amortization of unearned compensation .........................            --                --                --            1,110
                                                                     --------         ---------         ---------         --------

Balance at September 30, 2000 .................................            (1)          182,286          (434,901)          74,820

Net loss ......................................................            --           (66,203)               --          (66,203)
Foreign currency translation adjustments ......................         1,627                --                --            1,627
Change in net unrealized loss on marketable investments, net
    of tax benefit of $12,811 .................................       (16,587)               --                --          (16,587)
                                                                                                                          --------
         Comprehensive loss ...................................            --                --                --          (81,163)
Issuance of 592,832 shares of Class A Common
     Stock upon exercise of stock options .....................            --                --                --            3,650
Issuance from treasury stock of 769,085
     shares of Class A Common Stock for
     purchases by employees ...................................            --                --                15            5,389
Tax benefits of stock transactions with
     employees ................................................            --                --                --            1,331
Net settlement paid of 491,789 shares of Class A Common
    Stock and $64 on forward
     purchase agreement .......................................            --                --                 9              (64)
Acquisition of 4,144,666 shares of Class A and
      12,088 shares of Class B Common Stock ...................            --                --           (37,893)         (37,893)
Elimination of minority interest from
     sale of discontinued operation ...........................            --                --                --           (2,056)
Issuance of subsidiary stock upon exercise of stock options ...            --                --                --               56
Compensation from modification of stock options related to
    employee terminations .....................................            --                --                --              261
Amortization of unearned compensation .........................            --                --                --            1,151
Issuance of 81,290 shares of Class A Common
    Stock upon earnout of restricted shares and
    forfeiture of unvested restricted share awards ............            --                --                --               --
                                                                     --------         ---------         ---------         --------

Balance at September 30, 2001 .................................       (14,961)          116,083          (472,770)         (34,518)

Net income ....................................................            --            48,578                --           48,578
Foreign currency translation adjustments ......................           (69)               --                --              (69)
Change in net unrealized loss on marketable investments, net
    of tax benefit of $630 ....................................           945                --                --              945
                                                                                                                          --------
         Comprehensive income .................................            --                --                --           49,454
Issuance of 1,989,049 shares of Class A Common
     Stock upon exercise of stock options .....................            --                --                 5           17,736
Issuance from treasury stock of 560,861
     shares of Class A Common Stock for
     purchases by employees ...................................            --                --             1,030            4,430
Tax benefits of stock transactions with
     employees ................................................            --                --                --            2,280
Acquisition of 2,153,400 shares of Class A and
      2,311,700 shares of Class B Common Stock ................            --                --           (47,047)         (47,047)
Issuance of 3,159 shares of Class A Common
    Stock for directors compensation ..........................            --                --                --               55
Compensation from modification of stock options related to
    employee terminations .....................................            --                --                --            1,403
Amortization of unearned compensation .........................            --                --                --            1,317
Issuance of 81,613 shares of Class A Common
    Stock upon earnout of restricted shares and
    forfeiture of unvested restricted share awards ............            --                --                --               --
                                                                     --------         ---------         ---------         --------

Balance at September 30, 2002 .................................       (14,085)          164,661          (518,782)          (4,890)

Net loss ......................................................            --           (14,418)               --          (14,418)
Foreign currency translation adjustments ......................         2,668                --                --            2,668
Change in net unrealized loss on marketable
    investments, net of tax benefit of $17 ....................            25                --                --               25
                                                                                                                          --------
         Comprehensive loss ...................................            --                --                --          (11,725)
Issuance of 131,343 shares of Class A Common
     Stock upon exercise of stock options .....................            --                --                26            1,037
Issuance from treasury stock of 750
     shares of Class A Common Stock for
     purchases by employees ...................................            --                --                 3                8
Tax benefits of stock transactions with
     Employees ................................................            --                --                --             (199)
Acquisition of 963,117 shares of Class A
Common Stock and 453,600 shares of  Class B
Common Stock ..................................................            --                --           (13,880)         (13,880)
Issuance of 7,319 shares of Class A Common
    Stock for directors compensation ..........................            --                --                --               82
Compensation from modification of stock options
    related to employee terminations ..........................            --                --                --              601
Amortization of unearned compensation .........................            --                --                --              265

Issuance of 16,667 shares of Class A Common
    Stock upon earnout of restricted shares ...................            --                --                --               --
                                                                     --------         ---------         ---------         --------

Balance at December 31, 2002 ..................................      $(11,392)        $ 150,243         $(532,633)        $(28,701)
                                                                     ========         =========         =========         ========

                See Notes to Consolidated Financial Statements.

                                 GARTNER, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           FOR THE THREE      FOR THE THREE
                                                               MONTH               MONTHS
                                                            TRANSITIONAL           ENDED
                                                            PERIOD ENDED        DECEMBER 31,         YEAR ENDED SEPTEMBER 30,
                                                          DECEMBER 31, 2002        2001          2002           2001         2000
                                                          -----------------   --------------  ---------      --------     ---------
                                                                                UNAUDITED
Operating activities:
     Net (loss) income .................................      $ (14,418)         $ 19,043     $  48,578      $(66,203)    $  25,546
     Adjustments to reconcile net (loss) income to cash
     provided by operating activities of continuing
     operations:
     Loss from discontinued operation ..................             --                --            --        65,983        27,578
     Depreciation ......................................         11,146             9,924        42,504        40,873        27,839
     Amortization of intangibles .......................            482               502         1,949        12,367        13,004
     Non-cash compensation .............................            866               300         2,720         1,151         2,151
     Tax benefit associated with employee exercise of
     stock options .....................................           (199)              502         2,280         1,331         4,179
     Provision for doubtful accounts ...................          2,329             1,913         9,119         5,037         4,256
     Deferred tax (benefit) expense ....................         (7,383)              822         4,066       (34,973)      (10,159)
     Net loss (gain) on sale of investments ............             --              (792)         (787)          640       (29,630)
     Net loss (gain) from minority-owned investments ...          1,688               (79)        2,365        26,817           775
     Accretion of interest and amortization of debt
     issuance costs ....................................          5,734             5,420        22,116        20,802         9,520
     Non-cash charges associated with impairment of
     long-lived assets .................................            659                --         1,424        18,888            --
     Net gain from sale of business ....................             --                --          (493)           --            --
     Loss on debt extinguishment .......................             --                --            --            --         2,881
     Acquisition-related tax benefit applied to reduce
     goodwill ..........................................             --                --            --           158           966
Changes in assets and liabilities, excluding effects of
acquisitions and discontinued operation:
     Fees receivable ...................................        (16,077)          (18,048)       31,180        19,634       (51,633)
     Deferred commissions ..............................          1,616            (4,940)        9,046        11,902       (16,552)
     Prepaid expenses and other current assets .........          1,129            13,408        26,069       (26,039)       (4,500)
     Other assets ......................................           (673)            1,424         1,930        (2,559)      (11,245)
     Accounts payable and accrued liabilities ..........         19,937               815        (7,628)       13,147        72,362
     Deferred revenues .................................         (5,683)          (23,310)      (50,886)      (35,488)       36,993
                                                              ---------          --------     ---------      --------     ---------
Cash provided by operating activities ..................          1,153             6,904       145,552        73,468       104,331
                                                              ---------          --------     ---------      --------     ---------

Investing activities:
     Payments for businesses acquired (excluding cash
     acquired) .........................................             --              (679)       (4,537)      (12,011)     (115,162)
     Proceeds from sale of investments .................             --                --         6,025        14,437        91,516
     Proceeds from sale of business ....................             --                --           239            --            --
     Payments for investments ..........................             --                --        (1,508)           --       (20,427)
     Addition of property, equipment, leasehold
     improvements and capitalized software .............         (5,866)           (4,381)      (19,639)      (57,546)      (54,565)
     Net proceeds from sale of discontinued operation ..             --                --            --        10,501            --
                                                              ---------          --------     ---------      --------     ---------
Cash used in investing activities ......................         (5,866)           (5,060)      (19,420)      (44,619)      (98,638)
                                                              ---------          --------     ---------      --------     ---------

Financing activities:
     Proceeds from the exercise of stock options .......          1,037             5,283        17,736         3,706         8,092
     Proceeds from Employee Stock Purchase Plans .......              8                 3         4,430         5,389         5,016
     Net cash settlement on forward purchase agreement .        (13,880)               --            --           (64)       (8,200)
     Purchases of treasury stock .......................             --            (1,047)      (47,047)      (37,893)      (49,877)
     Proceeds from issuance of debt ....................             --                --            --        15,000       420,000
     Payments on debt ..................................             --           (15,000)      (15,000)           --      (370,000)
     Capitalized payments for debt issuance costs ......             --                --          (238)       (5,000)       (3,993)
                                                              ---------          --------     ---------      --------     ---------
Cash (used in) provided by financing activities ........        (12,835)          (10,761)      (40,119)      (18,862)        1,038
                                                              ---------          --------     ---------      --------     ---------

Net (decrease) increase in cash and cash equivalents ...        (17,548)           (8,917)       86,013         9,987         6,731
Cash used by discontinued operation ....................             --                --            --       (34,203)      (30,096)
Effect of exchange rates on cash and cash equivalents ..          2,412              (780)        1,652          (354)       (3,831)
Cash and cash equivalents, beginning of period .........        124,793            37,128        37,128        61,698        88,894
                                                              ---------          --------     ---------      --------     ---------

Cash and cash equivalents, end of period ...............      $ 109,657          $ 27,431     $ 124,793      $ 37,128     $  61,698
                                                              =========          ========     =========      ========     =========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest ..........................................      $     159          $    245     $     753      $  1,589     $  14,964
     Income taxes paid, net of refunds received. The
     September 30, 2002 amount is net of $26,650 of
     refunds and December 31, 2001 amount is net of
     $9,061 of refunds .................................      $   5,105          $ (5,242)    $  (7,614)     $ 14,729     $  13,685
Supplemental schedule of non-cash investing and
     financing activities:
     Stock issued by Company and subsidiary in
     connection with acquisitions ......................      $      --          $     --     $      --      $     --     $   2,000
     Option to purchase subsidiary shares issued by
     Company ...........................................      $      --          $     --     $      --      $     --     $   1,000

                See Notes to Consolidated Financial Statements.

                                  GARTNER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION. On October 30, 2002, the Company announced that the Board of Directors approved a change of the Company's fiscal year end from September 30 to December 31, effective January 1, 2003. This change resulted in a three-month transitional period ending December 31, 2002. References to Transition 2002, unless otherwise indicated, refer to the three-month transitional period ended December 31, 2002. References to Fiscal 2002, Fiscal 2001 and Fiscal 2000, unless otherwise indicated, are to the respective fiscal year period from October 1 through September 30. The unaudited financial information for the three months ended December 31, 2001 is presented for comparative purposes. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

      REVENUE AND COMMISSION EXPENSE RECOGNITION. The Company typically enters into annually renewable subscription contracts for research products. Revenue from research products is deferred and recognized ratably over the applicable contract terms. The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that have a 30-day cancellation clause but have not produced material cancellations to date. With the exception of certain government contracts which permit termination and contracts with special billing terms, it is the Company's policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed, which represents a legally enforceable claim, and a corresponding amount as deferred revenue. For those government contracts that permit termination, the Company bills the client the full amount billable under the contract but only records a receivable equal to the earned portion of the contract. In addition, the Company only records deferred revenue on these government contracts when cash is received. Deferred revenue attributable to government contracts was $29.3 million, $28.9 million and $24.5 million at December 31, 2002, September 30, 2002 and September 31, 2001, respectively. In addition, at December 31, 2002 and September 30, 2002, the Company had not recognized receivables or deferred revenues relating to government contracts that permit termination of $4.7 million and $7.7 million, respectively, which had been billed but not yet collected. The Company records the commission obligation related to research contracts upon the signing of the contract and amortizes the corresponding deferred commission expense over the contract period in which the related revenues are earned.

      Consulting revenues, primarily derived from consulting, measurement and strategic advisory services (paid one-day analyst engagements), are recognized as work is delivered and as services are provided and are evaluated on a contract by contract basis.

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

      INVESTMENTS IN EQUITY SECURITIES. The Company accounts for its investments in publicly traded equity securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities. These investments, which meet the criteria for classification as available for sale, are recorded at fair value and are included as Marketable Equity Securities on the Consolidated Balance Sheets given the Company's ability and intent to sell such investments within a one year period. Unrealized gains and losses on these marketable investments are recorded, net of tax, as a component of Accumulated other comprehensive income (loss), net within the Stockholders' equity (deficit) section of the Consolidated Balance Sheets. Realized gains and losses are recorded in Net gain (loss) from sale of investments within the Consolidated Statements of Operations. The cost of equity securities sold is based on specific identification. The Company assesses the need to record impairment losses on investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. In making this assessment, the Company considers the significance and duration of the decline in value and the valuation of comparable companies operating in the Internet and technology sectors. The impairment factors the Company evaluates may change in subsequent periods, since the entities underlying these investments operate in a volatile business environment. In addition, these entities may require additional financing to meet their cash and operational needs; however, there can be no assurance that such funds will be available to the extent needed at terms acceptable to the entities, if at all. These impairment losses are reflected in Net loss from minority-owned investments within the Consolidated Statements of Operations. Investments for which the Company does not have the ability to exercise significant influence are accounted for under the cost method of accounting. Accordingly, these investments are carried at the lower of cost or net realizable value and are included in Other assets in the Consolidated Balance Sheets (see Note 5 - Investments). The equity method is used to account for investments in entities that are not majority-owned and that the Company does not control but does have the ability to exercise significant influence.

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

      GOODWILL AND INTANGIBLE ASSETS. Intangible assets include non-compete agreements, trademarks and tradenames. Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the tangible and identifiable intangible net assets acquired. Effective October 1, 2001, the Company adopted early SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates goodwill amortization upon adoption and requires an initial assessment for goodwill impairment within six months after initial adoption and at least annually thereafter. No goodwill amortization was recognized during Transitional 2002 or during the fiscal year ended September 30, 2002. The Company completed its initial transitional goodwill impairment assessment in the second fiscal quarter of 2002 and determined that there was no impairment of goodwill and no impairment charge to be recorded as a cumulative effect of a change in accounting principle in accordance with SFAS No. 142. Non-compete agreements are being amortized on a straight-line basis over the period of the agreement ranging from two to five years. Tradenames are being amortized on a straight-line basis over their estimated useful lives ranging from nine to twelve years. In addition, no impairment was recognized as a result of the Company's annual evaluation.

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

      INCOME TAXES. Deferred tax assets and liabilities are recognized based on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. The provision for income taxes is the sum of the amount of income tax paid or payable for the year as determined by applying the provisions of enacted tax laws to taxable income for that year and the net changes during the year in deferred tax assets and liabilities. Undistributed earnings of subsidiaries outside of the U.S. amounted to approximately $41 million as of December 31, 2002 and will either be indefinitely reinvested or remitted substantially free of U.S. tax. Accordingly, no material provision has been made for taxes that may be payable upon remittance of such earnings, nor is it practicable to determine the amount of any liability. The Company credits additional paid-in capital for realized tax benefits arising from stock transactions with employees. The tax benefit on a nonqualified stock option is equal to the tax effect of the difference between the market price of the Company's common stock on the date of exercise and the exercise price.

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

      Long-term convertible debt consists of 6% convertible subordinated notes (see Note 10--Debt). Although there were no amounts outstanding at December 31, 2002 under a senior revolving credit facility, the carrying amount of any such borrowings would approximate fair value as the rates of interest on the revolving credit facility approximate current market rates of interest for similar instruments with comparable maturities.

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

      RECENTLY ISSUED ACCOUNTING STANDARDS. In April 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") was issued. FASB Statement No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and Statement No. 64 related to the same matter. FAS 145 requires gains and losses from certain debt extinguishment to not be reported as extraordinary items when the use of debt extinguishment is part of the risk management strategy. Statement No. 44 was issued to establish transitional requirements for motor carriers relative to intangible assets. Since those transitions are completed, Statement No. 44 is no longer applicable. SFAS No. 145 also amends Statement No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 (fiscal 2003 for Gartner). The provisions relating to sale-leaseback are effective for transactions after May 15, 2002. We adopted SFAS No. 145 in Transition 2002. Accordingly, the extraordinary loss from the extinguishment of debt of $2.9 million or $(0.02) per share in fiscal 2000 was reclassified to continuing operations.

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

      In December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") was issued. SFAS 148 amends SFAS No. 123, "Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the effects on reported net income of an entity's method of accounting for stock-based employee compensation. The disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

      The following are the pro forma net income (loss) and net income (loss) per share for Transition 2002 and for Fiscal 2002, 2001, and 2000 had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for grants under those plans (in thousands, except per share data):

                                      FOR THE THREE
                                          MONTH
                                       TRANSITIONAL
                                       PERIOD ENDED                         YEAR ENDED SEPTEMBER 30,
                                     DECEMBER 31, 2002           2002                 2001                  2000
                                     -----------------           ----                 ----                  ----
Net income (loss)
       As reported                     $   (14,418)          $    48,578          $   (66,203)          $    25,546
       Pro forma                       $   (19,532)          $    20,230          $  (106,370)          $    (3,325)
Net income (loss) per diluted
    Share
       As reported                     $     (0.18)          $      0.47          $     (0.77)          $      0.29
       Pro forma                       $     (0.24)          $      0.25          $     (1.24)          $     (0.04)

      The fair value of the Company's stock plans used to compute pro forma net income (loss) and diluted per share disclosures is the estimated fair value at grant date using the Black-Scholes option pricing model. The following weighted-average assumptions were utilized for stock options granted or modified:

                             DECEMBER 31,          YEAR ENDED SEPTEMBER 30,
                                 2002         2002         2001           2000
                                 ----         ----         ----           ----
Expected life (in years)         3.4          3.5          3.1          3.1 - 5.2
Expected volatility               47%          50%          65%            44%
Risk free interest rate          2.2%         3.2%         3.2%       5.76% - 6.08%
Expected dividend yield         0.00%        0.00%        0.00%           0.00%

      The weighted average fair values of the Company's stock options granted in Transition 2002 and Fiscal 2002, 2001 and 2000 are $2.93, $3.67, $3.77 and
$6.63, respectively.

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

FISCAL 2001

      On October 2, 2000, the Company acquired all of the assets and assumed the liabilities of Solista Global LLC ("Solista") for approximately $9.0 million in cash. Solista is a provider of strategic consulting services that merge technology and business expertise to help clients build strategies for the digital world. The acquisition was accounted for by the purchase method and the purchase price was allocated to the assets acquired and the liabilities assumed, based upon estimated fair values at the date of the acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was approximately $6.5 million, of which $6.0 million was allocated to goodwill. In addition, $0.5 million of the purchase price was allocated to non-compete agreements which are being amortized over three years. See Note 8 - Intangible Assets, Net.

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

      During Fiscal 2001, the Company recorded a pre-tax loss of $66.4 million ($39.9 million after tax) to recognize the loss on the sale. This pre-tax loss includes a write-down of $42.4 million of assets, primarily goodwill, to net realizable value, operating losses through the date of sale of $6.5 million, severance and related benefits of $8.3 million, and other sale-related costs and expenses, including costs associated with the closure of facilities, of $9.2 million.

      Summarized financial information for the discontinued operation is as follows (in thousands):

Statements of Operations Data

                                                   Year Ended September 30,

                                                      2001          2000
                                                    --------      --------
Revenues                                            $ 12,368      $  4,077
                                                    ========      ========
Loss before income taxes                            $(32,574)     $(35,199)
(Benefit) for income taxes                            (6,515)       (7,621)
                                                    --------      --------
Loss from discontinued operation, net               $(26,059)     $(27,578)
                                                    ========      ========

Loss on disposal before income taxes                $(66,436)     $     --
(Benefit) for income taxes                           (26,512)           --
                                                    --------      --------
Loss on disposal of discontinued operation, net     $(39,924)     $     --
                                                    ========      ========

4--NET GAIN (LOSS) ON SALE OF INVESTMENTS

      During Fiscal 2002, the Company sold 748,118 shares of CNET for $6.0 million resulting in a pre-tax gain of $0.8 million.

      During Fiscal 2001, the Company sold its remaining 1,922,795 shares of Jupiter Media Metrix ("Jupiter") for net cash proceeds of $7.5 million at an average price of $3.91 per share for a pre-tax loss of $5.6 million. In addition the Company received additional stock distributions from its investment in SI Venture Associates, LLC ("SI I"), and SI Venture Fund II, LP ("SI II"). During Fiscal 2001, the Company sold a portion of the shares received from SI I and SI II, and other securities, for net cash proceeds of $6.9 million for a pre-tax gain of $5.0 million.

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

5--INVESTMENTS

      A summary of the Company's investments in marketable equity securities and other investments at December 31, 2002 and at September 30, 2002 and 2001 is as follows (in thousands):

As of December 31, 2002:                                       Gross         Gross
                                                             Unrealized    Unrealized    Fair
                                                    Cost       Gains         Losses      Value
                                                   -------      ----        -------     -------
Other investments                                  $10,921        --        $  (202)    $10,719
                                                   -------      ----        -------     -------
    Total                                          $10,921        --        $  (202)    $10,719
                                                   =======      ====        =======     =======

As of September 30, 2002:                                      Gross         Gross
                                                             Unrealized    Unrealized    Fair
                                                    Cost       Gains         Losses      Value
                                                   -------      ----        -------     -------
Other investments                                  $12,921        --        $  (244)    $12,677
                                                   -------      ----        -------     -------
    Total                                          $12,921        --        $  (244)    $12,677
                                                   =======      ====        =======     =======

As of September 30, 2001:                                      Gross         Gross
                                                             Unrealized    Unrealized    Fair
                                                    Cost       Gains         Losses      Value
                                                   -------      ----        -------     -------
Marketable equity securities available for sale    $ 5,287      $  2        $(2,039)    $ 3,250
Other investments                                   15,030       426           (208)     15,248
                                                   -------      ----        -------     -------
    Total                                          $20,317      $428        $(2,247)    $18,498
                                                   =======      ====        =======     =======

CNET Shares

      At September 30, 2001, marketable equity securities were comprised of 755,058 shares of CNET received in connection with the sale of TechRepublic, which has a fair value of $12.21 per share, or $9.2 million on July 2, 2001, the closing date. Subsequent to the closing, the market value of the CNET shares declined substantially; accordingly, in the fourth quarter of Fiscal 2001, the Company recorded a $3.9 million impairment charge in net loss from minority-owned investments, representing an other than temporary decline in market value of the CNET common stock. At September 30, 2001, these shares were reflected in the Consolidated Balance Sheets at their fair market value of $3.3 million after giving effect to an additional $2.0 million of unrealized losses. During Fiscal 2002, 748,118 shares of CNET were sold for $6.0 million at an average price per share of $8.05 resulting in a pre-tax gain of $0.8 million. The remaining 6,940 CNET shares were written off for a loss of $49 thousand.

SI and Other Investments - Related Party

      In addition to equity securities owned directly through SI I, a wholly owned affiliate, the Company also owns 34% of SI II. Both entities are venture capital funds engaged in making investments in early to mid-stage IT-based or Internet-enabled companies. Both entities are managed by SI Services Company, L.L.C., an entity controlled by the Company's former Chairman of the Board, who continues as an employee and Chairman Emeritus of the Company, and certain of the Company's former officers and employees. Management fees incurred for SI Services Company, L.L.C. are approximately $1.2 million per year. In addition, the Company provides access to research and the use of certain office space at no cost to SI Services Company, LLC. The Company had a total original investment commitment to SI I and SI II of $10.0 million and $30.0 million, respectively. The commitment to SI I was fully funded in prior years. Of the $30.0 million commitment to SI II, $5.9 million remained unfunded at December 31, 2002 and September 30, 2002 and may be called by SI at any time.

      Other investments is comprised of investments in SI I, SI II and cost-based investments. The carrying value of the Company's investments held by SI I and SI II were $2.3 million and $3.7 million, respectively, at December 31, 2002. The carrying value of other cost-based investments was $4.7 million at December 31, 2002 and September 30, 2002 and 2001. The other cost-based investments represent the Company's 9% investment in Trusecure Corporation, a company that provides internet security assurance through awareness and continuous certification of products and systems. Trusecure's revenues were $29 million for the year ended December 31, 2001. The Company sells certain Trusecure services. The revenue recognized on Trusecure services sold by the Company was $0.8 million in Transition 2002 and 2001 and $3.7 million, $1.2 million and $0.2 million in Fiscal 2002, 2001 and 2000, respectively.

      The Company's share of equity gains in SI I and SI II was $0.01 million for Transition 2002 and 2001 and $0.2 million for Fiscal 2002. The Company's share of equity losses was $0.3 million and $0.5 million for the fiscal years ended September 30, 2001 and 2000, respectively. During Transition 2002, the Company recognized impairment losses of $1.7 million. These impairment losses related to equity securities owned through SI I and SI II for other than temporary declines in the value of certain investments are reflected in "Net loss from minority-owned investments" in the Consolidated Statements of Operations. During the fiscal year ended September 30, 2002, the Company recognized impairment losses of $2.5 million, in connection with the Company's decision to actively pursue the sale of the investments held in the SI funds. During Fiscal 2001, the Company recognized impairment losses of $26.5 million. The Company made an assessment of the carrying value of its investments and determined that certain investments were in excess of their fair value due to the significance and duration of the decline and due to the valuation of comparable companies operating in the Internet and technology sectors. The impairment factors the Company evaluated may change in subsequent periods, since the entities underlying these investments operate in a volatile business environment. In addition, these entities may require additional financing to meet their cash and operational needs; however, there can be no assurance that such funds will be available to the extent needed at terms acceptable to the entities, if at all. This could result in additional material non-cash impairment charges in the future.

6--OTHER CHARGES

      During Transition 2002, the Company recorded other charges of $32.2 million. Of these charges, $13.3 million relates to costs and losses associated with the elimination and reduction of excess facilities, principally leased facilities and ongoing lease costs and losses associated with sub-lease arrangements. In addition, approximately $18.9 million of these charges are associated with the Company's workforce reduction and are for employee termination severance payments and related benefits. This workforce reduction has resulted in the elimination of 175 positions, or approximately 4% of the Company's workforce, and the payment of $6.9 million of termination benefits during Transition 2002.

      During Fiscal 2002, the Company recorded other charges of $17.2 million. Of these charges, $10.0 million relates to costs and losses associated with the elimination of excess facilities, principally leased facilities and ongoing lease costs and losses associated with sub-lease arrangements. In addition, approximately $5.8 million of these charges are associated with the Company's workforce reduction announced in January 2002 and are for employee termination severance payments and related benefits. This workforce reduction has resulted in the elimination of approximately 100 positions, or approximately 2% of the Company's workforce, and the payment of $5.3 million of termination benefits during Fiscal 2002. The remaining $1.4 million relates to the impairment of certain database-related assets.

      During Fiscal 2001, the Company recorded other charges of $46.6 million. Of these charges, $24.8 million are associated with the Company's workforce reduction announced in April 2001. This workforce reduction has resulted in the elimination of 383 positions, or approximately 8% of the Company's workforce, and the payment of $6.4 million and $18.2 million of termination severance payments and related benefits during Fiscal 2002 and 2001, respectively. Approximately $14.3 million of the other charges are associated with the write-down of goodwill and other long-lived assets to net realizable value as a result of the Company's decision to discontinue certain unprofitable products, and $7.5 million of the charge is associated primarily with the write-off of internally developed systems in connection with the launch of gartner.com and seat-based pricing.

      At December 31, 2002, $11.7 million of the aggregate termination benefits relating to the workforce reductions remain to be paid, primarily in the quarters ended March 31 and June 30, 2003. The Company is funding these costs out of operating cash flows.

      Following is a reconciliation of the other charges recorded in Transition 2002, Fiscal 2002, and Fiscal 2001 (in thousands):

                                          Accrued                                                                      Accrued
                                        liability at     Additions in                                               liability at
                                          September      transition           Non-cash                                December
                                          30, 2002         period              charges              Payments          31, 2002
                                         --------          --------           --------              --------           -------
Facilities reductions                     $ 4,088          $ 13,267           $   (659)             $   (760)          $15,936

Workforce reductions:
    Fiscal 2001                               234                --                 --                  (139)               95
    Fiscal 2002                               424                --                 --                  (187)              237
Transition 2002                                --            18,899               (601)(1)            (6,907)           11,391
                                          -------          --------           --------              --------           -------
     Total                                $ 4,746          $ 32,166           $ (1,260)             $ (7,993)          $27,659
                                          =======          ========           ========              ========           =======

                                         Accrued                                                                      Accrued
                                       liability at                                                                 liability at
                                         September      Additions in          Non-cash                                September
                                         30, 2001        Fiscal 2002           charges              Payments          30, 2002
                                         --------        -----------          --------              --------           -------
Facilities reductions                     $    --          $ 10,014           $ (2,663)             $ (3,263)          $ 4,088

Workforce reductions:
    Fiscal 2001                             6,599                --                 --                (6,365)              234
    Fiscal 2002                                --             5,808               (120)(1)            (5,264)              424

Asset impairment                               --             1,424             (1,424)                   --                --
                                          -------          --------           --------              --------           -------
     Total                                $ 6,599          $ 17,246           $ (4,207)             $(14,892)          $ 4,746
                                          =======          ========           ========              ========           =======

                                         Accrued                                                                      Accrued
                                       liability at                                                                 liability at
                                         September      Additions in          Non-cash                                September
                                         30, 2000        Fiscal 2001           charges              Payments          30, 2001
                                         --------        -----------          --------              --------           -------
Workforce reductions:                     $    --          $ 24,780           $     --              $(18,181)          $ 6,599

Asset impairment and other costs
                                               --            21,783            (18,888)               (2,895)               --
                                          -------          --------           --------              --------           -------
     Total                                $    --          $ 46,563           $(18,888)             $(21,076)          $ 6,599
                                          =======          ========           ========              ========           =======

7--PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment and leasehold improvements, less accumulated depreciation and amortization consist of the following (in thousands):

                                                                                                   September 30,
                                                         Useful              December
                                                      Life (Years)           31, 2002            2002             2001
                                                      -----------            ---------        ---------        ---------
Computer equipment and software                           2-3                $ 132,708        $ 128,795        $ 117,062
Furniture and equipment                                   3-8                   39,432           39,381           49,040
Leasehold improvements                                    2-15                  37,703           37,510           39,758
                                                                             ---------        ---------        ---------
                                                                               209,843          205,686          205,860
Less - accumulated depreciation and amortization                              (138,837)        (129,525)        (105,572)
                                                                             ---------        ---------        ---------
                                                                             $  71,006        $  76,161        $ 100,288
                                                                             =========        =========        =========

      At December 31, 2002 and 2001, and September 30, 2002 and 2001, capitalized development costs for internal use software were $15.1 million, $31.5 million, $15.6 million and $27.3 million, respectively, net of accumulated amortization of $27.9 million, $25.7 million, $27.4 million and $24.7 million, respectively. Amortization of capitalized internal software development costs totaled $4.4

----------
(1) The non-cash charges for Transition 2002 and Fiscal 2002 workforce reductions result from the establishment of a new measurement date for certain stock options upon the modification of their exercise term.

million and $4.9 million during Transition 2002 and Transition 2001, respectively, and $15.7 million, $14.3 million and $7.2 million in Fiscal 2002, 2001 and 2000, respectively.

8--INTANGIBLE ASSETS, NET

Effective October 1, 2001, the Company adopted early SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates goodwill amortization upon adoption and requires an initial assessment for goodwill impairment within six months after initial adoption and at least annually thereafter. Accordingly, no goodwill amortization was recognized during Transition 2002 and Fiscal 2002. The Company completed its initial transitional goodwill impairment assessment in the second quarter of Fiscal 2002 and determined that there was no impairment of goodwill and no impairment charge to be recorded as a cumulative effect of a change in accounting principle in accordance with SFAS No. 142. Our next annual impairment assessment will be completed in the second quarter of Fiscal 2003.

The following table reconciles the reported net income (loss) and income (loss) per share from continuing operations to the respective pro forma amount adjusted to exclude goodwill amortization.

                                                                  FOR THE THREE
                                                                      MONTH
                                                                   TRANSITIONAL
                                                                   PERIOD ENDED                  YEAR ENDED SEPTEMBER 30,
                                                                 DECEMBER 31, 2002        2002             2001              2000
                                                                 -----------------        ----             ----              ----
In thousands, except per share

(LOSS) INCOME FROM CONTINUING OPERATIONS:

Reported (loss) income from continuing operations                       (14,418)       $   48,578       $     (220)       $   53,124
Add back: Goodwill amortization, net of taxes                                --                --            8,396             8,985
                                                                     ----------        ----------       ----------        ----------
    Adjusted (loss) income from continuing operations                   (14,418)       $   48,578       $    8,176        $   62,109
                                                                     ==========        ==========       ==========        ==========
BASIC (LOSS) INCOME PER SHARE FROM CONTINUING
    OPERATIONS:

Reported (loss) income from continuing operations                    $    (0.18)       $     0.58       $    (0.00)       $     0.61

Add back: Goodwill amortization, net of taxes                                --                --             0.10              0.11
                                                                     ----------        ----------       ----------        ----------
    Adjusted (loss) income from continuing operations                $    (0.18)       $     0.58       $     0.10        $     0.72
                                                                     ==========        ==========       ==========        ==========
DILUTED (LOSS) INCOME PER SHARE FROM CONTINUING
    OPERATIONS:

Reported (loss) income from continuing operations                    $    (0.18)       $     0.47       $    (0.00)       $     0.60

Add back: Goodwill amortization, net of taxes                                --                --             0.09              0.10
                                                                     ----------        ----------       ----------        ----------
    Adjusted (loss) income from continuing operations                $    (0.18)       $     0.47       $     0.09        $     0.70
                                                                     ==========        ==========       ==========        ==========

Included in the Company's balance sheet as of December 31, 2002, and as of September 30, 2002 and 2001 are the following categories of acquired intangible assets (in thousands).

December 31, 2002

                                           Amortization                      Accumulated
                                          Period (Years)    Gross cost       amortization            Net
                                                            ----------       ------------            ---
Goodwill
      Research                                               $154,007          $(30,246)          $123,761
      Consulting                                               76,068            (8,657)            67,411
      Events                                                   33,607            (3,001)            30,606
      Other                                                     2,580              (498)             2,082
                                                             --------          --------           --------
        Total goodwill                                        266,262           (42,402)           223,860

Intangible assets with finite lives
      Non-compete agreements                  2 - 5            12,910           (11,157)             1,753
      Trademarks and tradenames              9 - 12             1,808            (1,307)               501
                                                             --------          --------           --------
        Total                                                $280,980          $(54,866)          $226,114
                                                             ========          ========           ========

September 30, 2002

                                           Amortization                      Accumulated
                                          Period (Years)    Gross cost       amortization            Net
                                                            ----------       ------------            ---
Goodwill
      Research                                               $152,609          $(30,042)          $122,567
      Consulting                                               75,712            (8,631)            67,081
      Events                                                   33,699            (3,001)            30,698
      Other                                                     2,579              (498)             2,081
                                                             --------          --------           --------
        Total goodwill                                        264,599           (42,172)           222,427

Intangible assets with finite lives
      Non-compete agreements                  2 - 5            12,829           (10,648)             2,181
      Trademarks and tradenames              9 - 12             1,804            (1,254)               550
                                                             --------          --------           --------
        Total                                                $279,232          $(54,074)          $225,158
                                                             ========          ========           ========

September 30, 2001

                                           Amortization                      Accumulated
                                          Period (Years)    Gross cost       amortization            Net
                                                            ----------       ------------            ---
Goodwill
      Research                                               $149,887          $(29,750)          $120,137
      Consulting                                               72,962            (8,742)            64,220
      Events                                                   33,419            (3,001)            30,418
      Other                                                     2,579              (498)             2,081
                                                             --------          --------           --------
        Total goodwill                                        258,847           (41,991)           216,856

Intangible assets with finite lives
      Non-compete agreements                  2 - 5            12,567            (8,948)             3,619
      Trademarks and tradenames              9 - 12             3,442            (1,684)             1,758
                                                             --------          --------           --------
        Total                                                $274,856          $(52,623)          $222,233
                                                             ========          ========           ========

Amortization related to intangible assets with finite lives was $0.5 million for Transition 2002 and 2001 and $1.9 million, $2.8 million and $3.4 million for Fiscal 2002, 2001 and 2000, respectively. In accordance with SFAS No. 142, the Company reassessed the useful lives of all other intangible assets. There were no changes to such lives and there are no expected residual values associated with these intangible assets. Non-compete agreements are amortized over the term of the individual contracts, generally two to five years, and trademarks and tradenames are amortized over a period of nine to twelve years.

Estimated future amortization expense for the next five years is as follows (in thousands):

                     Year ended December 31,
                     -----------------------
2003                         $1,228
2004                         $  624
2005                         $  181
2006                         $   87
2007                         $   29

9--ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                  September 30,
                                          December 31,
                                              2002             2002            2001
                                            --------        --------        --------
Taxes payable                               $ 19,973        $ 22,955        $ 25,628
Payroll and related benefits payable          37,829          43,114          35,529
Commissions payable                           15,919          14,504          19,987
Accounts payable                               7,576          12,829          14,509
Other charges (see Note 6)                    27,659           4,746           6,599
Other accrued liabilities                     43,034          32,216          35,499
                                            --------        --------        --------
                                            $151,990        $130,364        $137,751
                                            ========        ========        ========

10--DEBT

      On July 16, 1999, the Company entered into an unsecured Credit Agreement with JPMorgan Chase Bank, as administrative agent for the participating financial institutions thereunder, providing for a maximum of $500.0 million of credit facilities, consisting of a $350.0 million term loan and a $150.0 million senior revolving credit facility. On February 25, 2000, the Company modified certain financial and other covenants to permit the issuance of convertible debt. Loans under the revolving facility were to be available for five years maturing on July 16, 2004, subject to certain customary conditions on the date of any such loan. On July 17, 2000, the Company entered into a second amendment to the Credit Agreement. Under this amendment, the Company agreed to refinance all existing indebtedness and to repay in full and terminate the term loans drawn under the existing Credit Agreement. At December 31, 2002, the Company had a senior revolving credit facility, as amended, totaling a maximum aggregate principal amount of up to $200.0 million of which $0.0 million was outstanding. In connection with the extinguishment of the $350.0 million term loan, the Company wrote off $1.7 million, net of the related tax benefit of $1.2 million, of deferred debt issuance costs in the fourth quarter of fiscal 2000.

      At December 31, 2002 and September 30, 2002, there were no amounts outstanding under the revolving credit facility. At September 30, 2001, $15.0 million was outstanding under the revolving credit facility. A commitment fee of 0.30% to 0.50% is paid on the unused revolving credit amount. Pursuant to certain financial covenants of the revolving credit facility, the Company had $58.7 million of available borrowings at December 31, 2002. These covenants are primarily based on financial results and other measures such as contract value. The weighted average interest rate on borrowings, which were only outstanding during October and November of 2001, was 3.6% for the year ended September 30, 2002. The weighted average interest rate on borrowings was 6.8% for the year ended September 30, 2001.

      On April 17, 2000, the Company issued in a private placement transaction, $300.0 million of 6% convertible subordinated notes (the "convertible notes") to Silver Lake Partners, L.P. ("Silver Lake") and certain of Silver Lake's affiliates. The convertible notes mature in April 2005 and accrue interest at 6% per annum. Interest accrues semi-annually by a corresponding increase in the face amount of the convertible notes commencing September 15, 2000. Accordingly, $51.5 million has been added to the face amount of the convertible notes' balance outstanding as of December 31, 2002.

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

      The convertible notes were originally convertible into shares of the Company's Class A Common Stock, commencing April 17, 2003, at an initial price of $15.87 per share. In accordance with the original terms of the note, on the first anniversary date of issuance of the convertible notes, April 17, 2001, the conversion price was adjusted, or reset, to be equal to the lower of the initial conversion price of $15.87 per share, or the average closing price over the thirty trading day period ending April 17, 2001 if less than $14.43, a price equal to a 10% premium to the average closing price over that same period. On April 17, 2001, the conversion price was reduced to $7.45 per share. The number of shares of Class A Common Stock issuable upon conversion of the notes as of December 31, 2002 was 47.3 million shares with a total market value of $434.7 million, using the Company's December 31, 2002 market price of $9.20 per share.

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

      The Company issues letters of credit in the ordinary course of business. At December 31, 2002, the Company had outstanding letters of credit with JPMoragan Chase Bank for $1.2 million, The Bank of New York for $2.0 million and with others for $0.1 million.

11--COMMITMENTS AND CONTINGENCIES

      The Company leases various facilities, furniture and computer equipment under operating lease arrangements expiring between 2003 and 2025. Future minimum annual payments under non-cancelable operating lease agreements at December 31, 2002 are as follows (in thousands):

            Year Ended December 31,
            -----------------------
            2003                                $ 30,500
            2004                                  23,470
            2005                                  20,487
            2006                                  17,369
            2007                                  16,726
            Thereafter                           105,811
                                                --------
            Total minimum lease payments        $214,363
                                                ========

      Rental expense for operating leases was $7 million for Transition 2002 and $27.6 million, $26.9 million, and $22.4 million for the fiscal years ended September 30, 2002, 2001 and 2000, respectively. The Company has commitments with one company for printing equipment, which expires during 2005. The minimum obligation under the agreement is $.9 million in the aggregate.

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

      STOCK OPTION PLANS. The Company's 1991 Stock Option Plan expired on April 25, 2001. As a result, as of December 31, 2002 and September 30, 2002, no options were available for future grant under this plan.

      In January 1993, the Company adopted the 1993 Director Option Plan, a stock option plan for directors, and reserved an aggregate of 1,200,000 shares of Class A Common Stock for issuance under this plan. The plan currently provides for the automatic grant of 15,000 options to purchase shares of Class A Common Stock to each non-employee director upon first becoming an outside director and the automatic grant of an option to purchase an additional 7,000 shares of Class A Common Stock annually based on continuous service as an outside director. The exercise price of each option granted under the plan is equal to the fair market value of the Class A Common Stock at the date of grant. Options granted are subject to yearly vesting over a three-year period after the date of grant. Non-employee directors are also compensated in common stock equivalents payable under this plan. At December 31, 2002 and September 30, 2002 and 2001, 363,447, 384,995 and 420,738 options were available for grant, respectively.

      In October 1994, the Board of Directors and stockholders of the Company approved the adoption of a Long-Term Stock Option Plan and the reservation of an aggregate of 6,560,000 shares of Class A Common Stock for issuance thereunder. The purpose of the plan is intended to provide to senior personnel long-term equity participation in the Company as an incentive to promote the long-term success of the Company. The exercise price of each option granted under the plan is equal to the fair market value of the Class A Common Stock at the date of grant. Prior to 2001, options granted under the plan vest and become fully exercisable five years following the date of grant, based on continued employment, and have a term of ten years from the date of grant assuming continued employment. Vesting and exercisability accelerates upon achievement of certain financial performance targets determined by the Board of Directors. If the financial performance targets are met for the year of grant in accordance with parameters as set by the Board at its sole discretion, 25% of the shares granted become exercisable on the first anniversary date following the date of grant and, if cumulative financial performance targets are met for both the first and second years following the date of grant, a second 25% become exercisable three years following the date of grant. If cumulative financial performance targets are met for all three years following the date of grant, a third 25% become exercisable on the fourth anniversary date following the date of grant and the final 25% become exercisable on the fifth anniversary following the date of grant. Based on cumulative performance through December 30, 2002, 1,181,800 shares were exercisable on December 31, 2002. An additional 197,208 shares, not subject to accelerated vesting, were exercisable on December 31, 2002. Options granted in Fiscal 2001, Fiscal 2002 and Transition 2002 under the 1994 plan vest over four years, with 25% vesting after one year and the remaining 75% vesting monthly over the next three years. At December 31, 2002 and September 30, 2002 and 2001, 30,250, 30,250 and 419,250 options were available for grant, respectively.

      In October 1996, the Company adopted the 1996 Long Term Stock Option Plan. Under the terms of the plan, the Board of Directors may grant non-qualified and incentive options, entitling employees to purchase shares of the Company's common stock at the fair market value at the date of option grant. A total of 1,800,000 shares of Class A Common Stock was reserved for issuance under this plan. Prior to 2002, all options granted under the plan vest and become fully exercisable six years following the date of grant, based on continued employment, and have a term of ten years from the date of grant assuming continued employment. Prior to 2002, vesting and exercisability accelerates upon achievement of certain financial performance targets determined by the Board of Directors. If financial performance targets are met in the year of grant in accordance with parameters as set by the Board at its sole discretion, 25% of the shares granted become exercisable on the third anniversary date following the date of grant. If cumulative financial performance targets are met for both the first and second years following the date of grant, a second 25% become exercisable three years following the date of grant. If financial performance targets are met cumulatively for all three years following the date of grant, a third 25% become exercisable on the fourth anniversary date following the date of grant and the final 25% become exercisable on the fifth anniversary following the date of grant. Based on cumulative performance for 1997 to 1999, 692,000 options were exercisable on December 31, 2002. No additional acceleration of vesting is possible. Options granted in fiscal 2002 and the transitional period ended December 31, 2002 under the 1996 plan vest over four years, with 25% vesting after one year and the remaining 75% vesting monthly over the next three years. An additional 184,042 shares not subject to accelerated vesting, were exercisable on December 31, 2002. At December 31, 2002 and September 30, 2002 and 2001, 13,042, 568,458 and 952,125 options to purchase common stock were available for grant, respectively.

      In October 1998, the Company adopted the 1998 Long Term Stock Option Plan. Under the terms of the plan, the Board of Directors may grant non-qualified and incentive options, entitling employees to purchase shares of the Company's common stock at the fair market value at the date of option or restricted stock awards. A total of 2,500,000 shares of Class A Common Stock was reserved for issuance under this plan. Options currently granted under the plan generally vest and become fully exercisable six years following the date of grant, based on continued employment, and have a term of ten years from the date of grant assuming continued employment. Vesting and exercisability accelerates upon achievement of certain financial performance targets determined by the Board of Directors. If financial performance targets are met in the year of grant in accordance with parameters as set by the Board at its sole discretion, 25% of the shares granted become exercisable on the third anniversary date following the date of grant. If cumulative financial performance targets are met for both the first and second years following the date of grant, a second 25% become exercisable three years following the date of grant. If financial performance targets are met cumulatively for all three years following the date of grant, a third 25% become exercisable on the fourth anniversary date following the date of grant and the final 25% become exercisable on the fifth anniversary following the date of grant. Based on cumulative performance through December 31, 2002, no vesting has accelerated. Options granted since September 30, 1999 vest over four years, with 25% vesting after one year and the remaining 75% vesting monthly over the next three years. At December 31, 2002 and September 30, 2002 and 2001, 328,851, 1,024,344 and 838,509 options to purchase common stock were available for grant, respectively.

      In November 1999, the Company adopted the 1999 Stock Option Plan. Under the terms of the plan, the Board of Directors may grant non-qualified and incentive stock options and other awards to eligible employees and consultants. The Company's directors and most highly compensated executive officers are not eligible for awards under the plan. A total of 20,000,000 shares of Class A Common Stock was reserved for issuance under this plan. Substantially all of the options currently granted under the plan vest and become fully exercisable each year for three years in equal installments following the date of grant, based on continued employment, and have a term of ten years from the date of grant assuming continued employment. On July 25, 2002, the Board of Directors approved an amendment to the plan increasing the shares reserved by 3,500,000 to 23,500,000. At December 31, 2002 and September 30, 2002 and 2001, 2,428,952,
3,990,266 and 2,767,349 options to purchase common stock were available for grant, respectively.

      A summary of stock option activity under the plans and agreement through December 31, 2002 follows:

                                                       Class A Common Stock         Weighted
                                                               Under             Average Exercise
                                                              Option                  Price
                                                           -----------               -------
Outstanding at September 30, 1999                           17,789,568               $17.475
  Granted                                                   18,256,310               $11.859
  Exercised                                                 (1,379,306)              $ 5.886
  Canceled                                                  (4,099,846)              $17.240
                                                           -----------               -------
Outstanding at September 30, 2000                           30,566,726               $14.669
  Granted                                                   10,339,620               $ 8.207
  Exercised                                                   (592,832)              $ 6.156
  Canceled                                                  (5,330,390)              $13.859
                                                           -----------               -------
Outstanding at September 30, 2001                           34,983,124               $13.029
  Granted                                                    5,629,441               $ 9.416
  Exercised                                                 (1,989,049)              $ 8.918
  Canceled                                                  (4,617,199)              $14.115
                                                           -----------               -------
Outstanding at September 30, 2002                           34,006,317               $12.524
  Granted                                                    3,601,127               $ 8.130
  Exercised                                                   (131,343)              $ 7.905
  Canceled                                                  (1,012,162)              $12.859
                                                           -----------               -------
Outstanding at December 31, 2002                            36,463,939               $12.096
                                                           ===========               =======

      Options for the purchase of 21,895,683 and 17,590,919 shares of Class A Common Stock were exercisable at December 31, 2002 and September 30, 2002, respectively.

The following table summarizes information about stock options outstanding at December 31, 2002:

                                                    Outstanding                         Exercisable
                                         -----------------------------          --------------------------
                                         Weighted Average     Weighted                            Weighted
                                            Remaining         Average                             Average
  Range of                 Number        Contractual Life     Exercise           Number           Exercise
Exercise Prices         Outstanding          (Years)           Price           Exercisable          Price
---------------         -----------          -------           -----           -----------          -----
$  1.00 - 7.95           7,697,644            7.34             $ 7.38           4,292,610          $ 7.49
$  7.99 - 9.94           8,757,097            8.90             $ 9.05           2,240,478          $ 9.13
$10.09 - 10.31           6,895,137            6.85             $10.31           6,214,081          $10.31
$10.40 - 16.96           5,790,911            7.29             $14.11           3,597,364          $14.48
$17.44 - 22.71           6,899,330            5.54             $20.27           5,149,830          $19.95
$23.90 - 37.29             423,820            4.14             $29.15             401,320          $29.08
                        ----------                                             ----------
                        36,463,939            7.23             $12.10          21,895,683          $12.93
                        ==========                                             ==========

      EMPLOYEE STOCK PURCHASE PLANS. In January 1993, the Company adopted an employee stock purchase plan, and reserved an aggregate of 4,000,000 shares of Class A Common Stock for issuance under this plan. In March 2002, shareholders approved the 2002 Employee Stock Purchase Plan with substantially identical terms. Eligible employees are permitted to purchase Class A Common Stock through payroll deductions, which may not exceed 10% of an employee's compensation (or $21,250 in any calendar year), at a price equal to 85% of the Class A Common Stock price as reported by the NYSE at the beginning or end of each offering period, whichever is lower. Eligible international employees can purchase shares at a price that is calculated monthly with no corresponding discount. No shares were issued during Transition 2002. During Fiscal 2002, 560,861 shares were issued from treasury stock at an average purchase price of $7.90 per share from the 2002 plan. At December 31, 2002 and September 30, 2002, 3,722,256 shares were available for purchase under the 2002 plan. At December 31, 2002 and September 30, 2002 and 2001, 403,629, 403,629 and 676,994 shares were available for purchase under the 1993 plan.

      RESTRICTED STOCK AWARDS. Beginning in 1998, the Company granted restricted stock awards under the 1991 Stock Option Plan and the 1998 Long Term Stock Option Plan. The restricted stock awards vest in six equal installments with the first installment vesting two years after the grant and then annually thereafter for five years. Recipients are not required to provide consideration to the Company other than rendering service and have the right to vote the shares and to receive dividends. The restricted stock may not be sold by the employee during the vesting period. In 1999, the Company also awarded 40,500 stock options under the 1998 Long Term Stock Option Plan with an exercise price of $1.00 per share that vest on the same basis as the restricted stock awards to certain international employees. Such stock options had a weighted average fair market value of $22.81 per stock option on the date of grant. At December 31, 2002, a total of 155,993 restricted shares of Class A Common Stock were outstanding at a weighted average market value, as of the original award date, of $23.45 per share. At September 30, 2002, a total of 178,167 restricted shares of Class A Common Stock were outstanding at a weighted average market value, as of the original award date, of $23.31 per share. At September 30, 2001, a total of 271,666 restricted shares of Class A Common Stock were outstanding at a weighted average market value, as of the original award date, of $23.14 per share. There were no awards of restricted stock since Fiscal 2000. In 2000, the Company awarded restricted stock of 50,000 shares with a fair market value of $13.00 per share. During Transition 2002, there were forfeitures and acceleration of awards of 5,507 and 1,500 shares, respectively. At December 31, 2002, the aggregate unamortized compensation expense for restricted stock awards and the $1 stock option grants was $3.1 million and is included as Unearned compensation in the Consolidated Balance Sheets. During Fiscal 2002, there were forfeitures and acceleration of awards of 11,836 and 9,335 shares, respectively. Total compensation expense recognized for the restricted stock awards and option grants was $0.3 million, $0.3 million, $1.3 million, $1.1 million and $1.1 million for Transition 2002 and 2001 and for Fiscal 2002, 2001 and 2000, respectively.

      DEFERRED COMPENSATION EMPLOYEE STOCK TRUST. The Company has supplemental deferred compensation arrangements for the benefit of certain officers, managers and other key employees. These arrangements are partially funded by life insurance contracts, which have been purchased by the Company. The plan permits the participants to diversify their investments. The value of the assets held, managed and invested, pursuant to the agreement was $9.3 million and $8.1 million at December 31, 2002 and September 30, 2002, respectively, and are included in other assets. The corresponding deferred compensation liability of $10.8 million and $9.6 million at December 31, 2002 and September 30, 2002, is recorded at the fair market value of the shares held in a rabbi trust and adjusted, with a corresponding charge or credit to compensation cost, to reflect the fair value of the amount owed to the employee. Total compensation expense recognized for the plan was $0.1 million, $0.2 million and $0.6 million, for Transition 2002 and 2001 and for Fiscal 2002, respectively, as compared to $0.1 million of income for Fiscal 2001.

      FORWARD PURCHASE AGREEMENTS. Beginning in 1997, the Company entered into a series of forward purchase agreements to effect the repurchase of 1,800,000 of its Class A Common Stock. These agreements were settled quarterly at the Company's option on a net basis in either shares of its own Class A Common Stock or cash. To the extent that the market price of the Company's Class A Common Stock on a settlement date is higher (lower) than the forward purchase price, the net differential is received (paid) by the Company. During Fiscal 2000, four settlements resulted in the Company receiving 155,792 shares of Class A Common Stock and paying approximately $8.2 million in cash. During Fiscal 2001, two settlements resulted in the Company delivering 491,789 shares of Class A Common Stock and paying approximately $64,000 in cash. During June 2001, the Company terminated the forward purchase agreement by reacquiring 1,164,154 shares of Class A Common Stock for approximately $9.7 million. There were no forward purchase agreements outstanding at December 31, 2002.

      STOCK REPURCHASES. On July 19, 2001, the Company's Board of Directors approved the repurchase of up to $75.0 million of Class A and Class B Common Stock. On July 25, 2002, the Company's Board of Directors increased the authorized stock repurchase program from the previously approved $75 million to up to $125 million of its Class A and Class B Common Stock.

Stock repurchases are summarized below:

                                                                          Total          Cost Per
                                                    Total Shares        Cost $000          Share
                                                    ------------        ---------        --------
FISCAL 2000
   Recapitalization                                   4,500,200          $49,877          $11.08
                                                      =========          =======          ======

FISCAL 2001
   Recapitalization                                     666,491          $ 5,416          $ 8.13

   Stock Repurchase Program:
      Purchased from IMS Health, Inc. and
      affiliates on August 29, 2001 (1)               1,867,149          $18,447          $ 9.88
      Open market purchases (1)                         458,960          $ 4,325          $ 9.42

   Termination of forward purchase agreement          1,164,154          $ 9,705          $ 8.34

                                                      ---------          -------          ------
Total fiscal 2001                                     4,156,754          $37,893          $ 9.12
                                                      =========          =======          ======

FISCAL 2002
   Stock Repurchase Program (1)                       4,465,100          $47,047          $10.54
                                                      =========          =======          ======

TRANSITION 2002

   Stock Repurchase Program (1)                       1,416,717          $13,880          $ 9.80
                                                      =========          =======          ======
(1) REPRESENTS CUMULATIVE REPURCHASES
    PURSUANT TO THE $125 MILLION STOCK
    REPURCHASE PROGRAM                                8,207,926          $83,699          $10.20
                                                      =========          =======          ======

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

                                          FOR THE THREE
                                              MONTH
                                           TRANSITIONAL           THREE MONTHS
                                           PERIOD ENDED               ENDED                      YEAR ENDED SEPTEMBER 30,
                                         DECEMBER 31, 2002      DECEMBER 31, 2001        2002              2001               2000
                                         -----------------      -----------------      --------          --------           -------
                                                                   (UNAUDITED)
Numerator:
(Loss) income from continuing
operations                                   $(14,418)               $ 19,043          $ 48,578          $   (220)          $53,124
Add-back after-tax interest on
convertible long-term debt                         --                   3,041            12,380                --                --
                                             --------                --------          --------          --------           -------
(Loss) income from continuing
operations applicable to common
stock                                        $(14,418)               $ 22,084          $ 60,958          $   (220)          $53,124
                                             ========                ========          ========          ========           =======
Denominator:
Denominator for basic (loss) income
per share - weighted average
number of common shares
outstanding                                    81,379                  83,883            83,586            85,862            86,564
Effect of dilutive securities:
Weighted average number of
common shares under convertible
long-term debt                                     --                  44,322            45,320                --                --
Weighted average number of
options and other compensation
shares outstanding                                 --                   1,373             1,976                --             2,544
                                             --------                --------          --------          --------           -------
Dilutive potential common shares                   --                  45,695            47,296                --             2,544
                                             --------                --------          --------          --------           -------
Denominator for diluted (loss)
income per share - adjusted
weighted average number of
common shares outstanding                      81,379                 129,578           130,882            85,862            89,108
                                             ========                ========          ========          ========           =======

(Loss) income per share from
continuing operations:
Basic                                        $  (0.18)               $   0.23          $   0.58          $  (0.00)          $  0.61
Diluted                                      $  (0.18)               $   0.17          $   0.47          $  (0.00)          $  0.60

      For Transition 2002, options to purchase 26.6 million shares of Class A Common Stock of the Company with exercise prices greater than the average fair market value of $8.54 were not included in the computation of diluted loss per share because the effect would have been antidilutive. For Fiscal 2002, options to purchase 14.5 million shares of Class A Common Stock of the Company with exercise prices greater than the average fair market value of $10.57 were not included in the computation of diluted income per share because the effect would have been antidilutive. For Fiscal 2001, options to purchase 35.0 million shares of Class A Common Stock of the Company were not included in the computation of diluted loss per share because the effect would have been antidilutive. For Fiscal 2000, options to purchase 14.3 million shares of Class A Common Stock of the Company with exercise prices greater than the average fair market value of $13.78 were not included in the computation of diluted income (loss) per share because the effect would have been antidilutive. For Fiscal 2002, 2001 and 2000, unvested restricted stock awards were not included in the computation of diluted income (loss) per share because the effect would have been antidilutive. For all periods shown, unvested restricted stock awards were not included in the computation of diluted (loss) income per share because the effect would have been antidilutive. Additionally, convertible notes outstanding for Fiscal 2001 and 2000, representing 30.5 million and 8.8 million common shares, if converted, and the related interest expense of $18.8 million and $8.2 million, respectively, were not included in the computation of diluted income (loss) per share because the effect would have been antidilutive.

14--INCOME TAXES

Following is a summary of the components of (loss) income before (benefit) provision for income taxes, loss from discontinued operations and extraordinary loss (in thousands):

                                                                          FOR THE THREE
                                                                             MONTH
                                                                           TRANSITION
                                                                          PERIOD ENDED            YEAR ENDED SEPTEMBER 30,
                                                                        DECEMBER 31, 2002     2002            2001          2000
                                                                        -----------------     ----            ----          ----
U.S.                                                                        $(18,357)       $ 35,330       $(132,522)     $ 27,016
Non-U.S                                                                       (1,665)         38,273          24,120        26,204
                                                                            --------        --------       ---------      --------
   Total                                                                     (20,022)         73,603        (108,402)       53,220
Loss from discontinued operation                                                  --              --          99,010        35,199
                                                                            --------        --------       ---------      --------
   (Loss) income from continuing operations before income taxes             $(20,022)       $ 73,603       $  (9,392)     $ 88,419
                                                                            ========        ========       =========      ========

The (benefit) provision for income taxes on the above income consists of the following components (in thousands):

                                                                          FOR THE THREE
                                                                             MONTH
                                                                           TRANSITION
                                                                          PERIOD ENDED            YEAR ENDED SEPTEMBER 30,
                                                                        DECEMBER 31, 2002     2002            2001          2000
                                                                        -----------------     ----            ----          ----
Current tax expense from operations:
   U.S. federal                                                             $    276        $  5,591       $   9,192      $ 22,634
   State and local                                                               507           1,361           4,862        11,430
   Foreign                                                                     1,194          11,649          10,258         7,211
                                                                            --------        --------       ---------      --------
     Total current                                                             1,977          18,601          24,312        41,275
Deferred tax (benefit) expense:
   U.S. federal                                                               (5,774)          3,330         (29,355)       (5,768)
   State and local                                                              (956)            911          (4,782)       (2,754)
   Foreign                                                                      (653)           (175)           (836)       (1,637)
                                                                            --------        --------       ---------      --------
     Total deferred                                                           (7,383)          4,066         (34,973)      (10,159)
                                                                            --------        --------       ---------      --------
        Total current and deferred                                            (5,406)         22,667         (10,661)       31,116
Benefit of stock transactions with employees                                    (198)          2,280           1,331         4,179
Benefit of purchased tax benefits applied to reduce goodwill                      --              78             158            --
                                                                            --------        --------       ---------      --------
     Income tax expense (benefit) on continuing operations                    (5,604)         25,025          (9,172)       35,295
Current taxes from loss on discontinued operations:
   U.S. federal                                                                   --              --         (33,522)       (7,985)
   State and local                                                                --              --          (1,585)         (287)
Deferred tax expense (benefit) from loss on discontinued operations:              --              --             137          (135)
   U.S. federal                                                                   --              --             178          (180)
   State and local
   Benefit of purchased tax benefits applied to reduce goodwill on
   loss from discontinued operation                                               --              --           1,765           966
                                                                            --------        --------       ---------      --------
                                                                            $ (5,604)       $ 25,025       $ (42,199)     $ 27,674
                                                                            ========        ========       =========      ========


Current and long-term deferred tax assets and liabilities are comprised of the following (in thousands):

                                          December 31,       September 30,      September 30,
                                              2002               2002               2001
                                          ------------       -------------      -------------
Depreciation and amortization               $  6,800           $  6,988           $  5,426
Expense accruals for book purposes            25,259             21,717             29,530
Loss and credit carryforwards                 37,923             32,947             26,832
Intangible assets                              1,835                 --                 --
Equity interest                                   --                 98                727
Other                                          2,047              3,183              4,078
                                            --------           --------           --------
    Gross deferred tax asset                  73,864             64,933             66,593
                                            --------           --------           --------
Intangible assets                                 --             (1,000)            (1,215)
                                            --------           --------           --------
    Gross deferred tax liability                  --             (1,000)            (1,215)
                                            --------           --------           --------
    Valuation allowance                      (32,250)           (29,156)           (26,072)
                                            --------           --------           --------
       Net deferred tax asset               $ 41,614           $ 34,777           $ 39,306
                                            ========           ========           ========

Current and long-term net deferred tax assets were $6.0 million and $35.6 million, as of December 31, 2002, $3.7 million and $31.1 million, as of September 30, 2002, and $9.9 million and $29.4 million, as of September 30, 2001, respectively, and are included in Prepaid expenses and other current assets and Other assets in the Consolidated Balance Sheets.

The valuation allowance relates to domestic state and local and foreign tax net operating loss and capital loss carryforwards that more likely than not will expire unutilized. The net increase in the valuation allowance of approximately $3.1 million in the transitional period was primarily due to net losses from minority owned investments that were fully value reserved for state and local tax purposes. Approximately $1.9 million of the valuation allowance will reduce additional paid-in-capital upon subsequent recognition of any related tax benefits related to stock options.

The differences between the U.S. federal statutory income tax rate and the Company's effective tax rate on income (loss) from continuing operations are:

                                                                    Three months
                                                                       ended                   Year ended September 30,
                                                                  December 31, 2002      2002             2001             2000
                                                                  -----------------      ----             ----             ----
Statutory tax rate                                                     (35.0%)           35.0%           (35.0%)           35.0%
State income taxes, net of federal benefit                              (2.9)             2.4              3.6              6.9
Foreign income taxed at a different rate                                 5.6             (1.8)            13.2             (2.5)
Non-deductible goodwill and direct acquisition costs                      --               --             18.1              2.2
Non-taxable income                                                      (0.3)            (0.2)            (0.3)            (0.1)
Exempt foreign trading gross receipts                                     --             (0.4)           (13.5)            (0.8)
Non-deductible meals and entertainment expense                           0.6              0.6              5.6              0.6
Officers life insurance                                                  0.5              0.5             12.7             (0.3)
Valuation allowance on losses from minority-owned investments            3.0              0.5             88.5               --
Utilization of foreign tax credits                                        --             (1.5)          (185.1)              --
Other items                                                              0.5             (1.1)            (5.5)            (1.0)
                                                                       -----            -----            -----            -----
Effective tax rate                                                     (28.0%)           34.0%           (97.7%)           40.0%
                                                                       =====            =====            =====            =====

As of December 31, 2002, the Company had U.S. federal capital loss carryforwards of $22.5 million, of which $19.2 million will expire in three to four years and the remaining $3.3 million will expire in four to five years, foreign tax credit carryforwards of $8.8 million which will expire in three to four years and other federal tax credit carryforwards of $1.8 million which can be carried forward indefinitely. The Company had a federal net operating loss carryforward of $6.5 million which will expire in 20 years, state and local tax net operating loss carryforwards of $136.9 million, of which $31.6 million will expire within one to five years, $25.7 million will expire within six to fifteen years, and $79.6 million will expire within sixteen to twenty years. The Company also had $72.9 million in state and local capital loss carryforwards, of which $69.6 million will expire in three to four years and the remaining $3.3 million will expire in four to five years. Lastly, the Company had foreign tax loss carryforwards of $9.1 million of which $3.5 million will expire in one to ten years and $5.6 million that can be carried forward indefinitely.

15--EMPLOYEE BENEFITS

      The Company has a savings and investment plan covering substantially all domestic employees. The Company contributes amounts to this plan based upon the level of the employee contributions. In addition, the Company also contributes fixed and discretionary profit sharing contributions set by the Board of Directors. Amounts expensed in connection with the plan totaled $1.9 million, $9.5 million, $10.5 million, and $8.5 million for Transition 2002 and for Fiscal 2002, 2001 and 2000, respectively.

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

      The following tables present information about reportable segments (in thousands). The "Other" column includes certain revenues and corporate and other expenses (primarily selling, general and administrative) unallocated to reportable segments, expenses allocated to operations that do not meet the segment reporting quantitative threshold, and other charges. There are no intersegment revenues:

Three Month Transitional Period Ended
December 31, 2002                               Research     Consulting       Events        Other     Consolidated
----------------------------------------        --------     ----------       ------        -----     ------------
Revenues                                        $120,038      $ 58,098      $ 47,169      $  4,509      $ 229,814
Gross contribution                                76,932        18,883        27,622         3,640        127,077
Corporate and other expenses                                                                             (139,963)
Net  gain on sale of investments                                                                               --
Net loss from minority-owned investments                                                                   (1,688)
Interest income                                                                                               635
Interest expense                                                                                           (5,942)
Other expense, net                                                                                           (141)
                                                                                                        ---------
Loss from continuing operations before
income taxes                                                                                            $ (20,022)

Three Month Transitional Period Ended
December 31, 2001 (UNAUDITED)                   Research     Consulting       Events        Other     Consolidated
----------------------------------------        --------     ----------       ------        -----     ------------
Revenues                                        $129,474      $ 55,731      $ 59,466      $  4,724      $ 249,395
Gross contribution                                84,568        14,027        36,926         2,774        138,295
Corporate and other expenses                                                                             (104,348)
Net gain on sale of investments                                                                               792
Net gain from minority-owned investments                                                                       79
Interest income                                                                                               511
Interest expense                                                                                           (5,604)
Other expense, net                                                                                           (428)
                                                                                                        ---------
Income from continuing operations before
income taxes                                                                                            $  29,297

Year Ended September 30, 2002                   Research     Consulting       Events        Other     Consolidated
----------------------------------------        --------     ----------       ------        -----     ------------
Revenues                                        $496,403      $273,692      $121,991      $ 15,088      $ 907,174
Gross contribution                               326,345        97,924        65,405         9,316        498,990
Corporate and other expenses                                                                             (402,615)
Net  gain on sale of investments                                                                              787
Net loss from minority-owned investments                                                                   (2,365)
Interest income                                                                                             1,845
Interest expense                                                                                          (22,869)
Other expense, net                                                                                           (170)
                                                                                                        ---------
Income from continuing operations before
income taxes                                                                                            $  73,603

Year Ended September 30, 2001                   Research     Consulting       Events        Other     Consolidated
----------------------------------------        --------     ----------       ------        -----     ------------
Revenues                                        $535,114      $276,292      $132,684      $ 18,794      $ 962,884
Gross contribution                               352,574        86,949        63,625         4,227        507,375
Corporate and other expenses                                                                             (464,861)
Net  loss on sale of investments                                                                             (640)
Net loss from minority-owned investments                                                                  (26,817)
Interest income                                                                                             1,616
Interest expense                                                                                          (22,391)
Other expense, net                                                                                         (3,674)
                                                                                                        ---------
Loss from continuing operations before
income taxes                                                                                            $  (9,392)

Year Ended September 30, 2000                   Research     Consulting       Events        Other     Consolidated
----------------------------------------        --------     ----------       ------        -----     ------------
Revenues                                        $509,781      $216,667      $108,589      $ 27,414      $ 862,451
Gross contribution                               341,061        75,652        50,604        11,231        478,548
Corporate and other expenses                                                                             (394,417)
Net gain on sale of investments                                                                            29,630
Net loss from minority-owned investments                                                                     (775)
Interest income                                                                                             3,936
Interest expense                                                                                          (24,900)
Loss on debt extinguishment                                                                                (2,881)
Other expense, net                                                                                           (722)
                                                                                                        ---------
Income from continuing operations before
income taxes                                                                                            $  88,419

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

Summarized information by geographic location is as follows (in thousands):

                                                         For the Three
                                                             Month
                                                          Transitional          Three Month         Year Ended September 30,
                                                          Period Ended         Period Ended
                                                        December 31, 2002   December 31, 2001     2002         2001        2000
                                                        -----------------   -----------------     ----         ----        ----
                                                                                 UNAUDITED
United States and Canada:
        Revenues                                            $ 148,585            $167,424      $ 595,331    $ 641,877    $569,488
        Other charges                                       $  20,937            $     --      $   7,541    $  35,677    $     --
        Operating (loss) income                             $  (5,528)           $ 18,251      $  69,640    $  31,773    $ 62,903
        Operating income, excluding other charges           $  15,409            $ 18,251      $  77,181    $  67,450    $ 62,903
        Identifiable tangible assets                        $ 386,087            $435,276      $ 404,308    $ 423,738    $476,755
        Long-lived assets                                   $ 301,347            $318,134      $ 304,031    $ 321,832    $341,648

Europe:
        Revenues                                            $  62,412            $ 63,189      $ 242,099    $ 249,953    $231,576
        Other charges                                       $  10,019            $     --      $   6,977    $   9,908    $     --
        Operating (loss) income                             $  (5,867)           $ 14,528      $  29,691    $  13,918    $ 17,577
        Operating income, excluding other charges           $   4,152            $ 14,528      $  36,668    $  23,826    $ 17,577
        Identifiable tangible assets                        $ 179,272            $138,303      $ 156,853    $ 155,855    $171,420
        Long-lived assets                                   $  58,515            $ 54,747      $  57,008    $  59,171    $ 56,918

Other International:
        Revenues                                            $  18,817            $ 18,781      $  69,744    $  71,054    $ 61,387
        Other charges                                       $   1,210            $     --      $   2,728    $     978    $     --
        Operating (loss) income                             $  (1,491)           $  1,168      $  (2,956)   $  (3,177)   $  3,651
        Operating (loss) income, excluding other
          charges                                           $    (281)           $  1,168      $    (228)   $  (2,199)   $  3,651
        Identifiable tangible assets                        $  35,930            $ 33,856      $  38,531    $  37,176    $ 32,846
        Long-lived assets                                   $   8,276            $ 12,172      $   8,778    $  11,625    $ 10,383

17--QUARTERLY FINANCIAL DATA
(in thousands, except per share data)

Three month transitional period ended December 31, 2002           1st
                                                            ---------
Revenues                                                    $ 229,814
Operating loss (1)                                          $ (12,886)
Loss from continuing operations                             $ (20,022)
Loss from discontinued operation, net of taxes                     --
Net loss                                                    $ (20,022)
Diluted loss per common share (3):
Loss from continuing operations                             $   (0.18)
Loss on discontinued operation                                     --
Net loss                                                    $   (0.18)

Year Ended September 30, 2002 (Unaudited)                         1st            2nd            3rd            4th
                                                            ---------      ---------      ---------      ---------
Revenues                                                    $ 249,395      $ 201,095      $ 236,157      $ 220,527
Operating income (loss) (1)                                 $  33,947      $  (1,371)     $  34,678      $  29,121
Income (loss) from continuing operations                    $  19,043      $  (4,316)     $  18,255      $  15,596
Income (loss) from discontinued operation, net of
Taxes                                                              --             --             --             --
Net income (loss)                                           $  19,043      $  (4,316)     $  18,255      $  15,596
Diluted earnings (loss) per common share (3):
Income (loss) from continuing operations                    $    0.17      $   (0.05)     $    0.16      $    0.15
Income (loss) on discontinued operation                            --             --             --             --
Net income (loss)                                           $    0.17      $   (0.05)     $    0.16      $    0.15

Year Ended September 30, 2001 (Unaudited)                         1st            2nd            3rd            4th
                                                            ---------      ---------      ---------      ---------
Revenues                                                    $ 257,779      $ 227,276      $ 250,075      $ 227,754
Operating income (loss)(1)                                  $  30,180      $   8,021      $  (3,459)     $   7,772
Income (loss) from continuing operations (2)                $  17,697      $  (1,382)     $ (10,219)     $  (6,316)
Income (loss) from discontinued operation, net of
Taxes                                                       $ (13,800)     $ (52,198)     $   1,765      $  (1,750)
Net income (loss) (2)                                       $   3,897      $ (53,580)     $  (8,454)     $  (8,066)
Diluted earnings (loss) per common share (3):
Income (loss) from continuing operations                    $    0.20      $   (0.02)     $   (0.12)     $   (0.08)
Income (loss) on discontinued operation                     $   (0.16)     $   (0.60)     $    0.02      $   (0.02)
Net income (loss)                                           $    0.04      $   (0.62)     $   (0.10)     $   (0.10)

(1) Includes other charges of $32.2 million in the three-month transitional period ended December 31, 2002, $17.2 million in the quarter ended March 31, 2002, $31.1 million in the quarter ended March 31, 2001 and $15.5 million in the quarter ended September 30, 2001.

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

18--SUBSEQUENT EVENTS - UNAUDITED

      On February 6, 2003, the Company announced that it expects to incur an estimated charge of about $5 million in the quarter ending March 31, 2003 for reductions in its workforce. This anticipated change relates to restructuring which could not be completed and taken during Transition 2002.

      On February 13, 2003, the Company's shareholders approved the 2003 Long-term Incentive Plan under which 9,928,000 shares of Class A Common Stock are reserved and available for distribution to the Company's employees and members of its Board of Directors. As of that date, no new grants or awards may be made under the Company's 1993 Director Stock Option Plan, 1994 Long Term Option Plan, 1996 Long Term Stock Option Plan, 1998 Long Term Stock Option Plan, and 1999 Stock Option Plan. As a result, the Company cancelled 3.2 million shares that would have been otherwise available for grant or award under these plans. Any outstanding grants and awards under these plans will remain outstanding until exercised, cancelled or expired subject to the terms and conditions of such plans.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report on Form 10-KT to be signed on its behalf by the undersigned, duly authorized, in Stamford, Connecticut, on March 28, 2003.

                                            Gartner, Inc.


Date: March 31, 2003                       By: /s/ MICHAEL D. FLEISHER
                                            -------------------------------
                                            Michael D. Fleisher
                                            Chairman of the Board, Chief
                                              Executive Officer and President

POWER OF ATTORNEY

Each person whose signature appears below appoints Michael D. Fleisher and Maureen E. O'Connell and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in all capacities, to sign all amendments to this Report on Form 10-KT, and to file the same, with appropriate exhibits and other related documents, with the Securities and Exchange Commission. Each of the undersigned, ratifies and confirms his or her signatures as they may be signed by his or her attorney-in-fact to any amendments to this Report.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

NAME                             TITLE                                            DATE

/s/ MICHAEL D. FLEISHER          Director and Chairman of the Board,               March 31, 2003
----------------------------     Chief Executive Officer and
Michael D. Fleisher              President
                                 (Principal Executive Officer)


/s/ MAUREEN E. O'CONNELL         Executive Vice President Chief                    March 31, 2003
----------------------------     Financial  and Administrative Officer


Maureen E. O'Connell             (Principal Financial and Accounting Officer)


/s/ ANNE SUTHERLAND FUCHS        Director                                          March 31, 2003
----------------------------

Anne Sutherland Fuchs


/s/ WILLIAM O. GRABE             Director                                          March 31, 2003
----------------------------

William O. Grabe


/s/ MAX D. HOPPER                Director                                          March 31, 2003
----------------------------

Max D. Hopper


/s/ GLENN HUTCHINS               Director                                          March 31, 2003
----------------------------

Glenn Hutchins


/s/ STEPHEN G. PAGLIUCA          Director                                          March 31, 2003
----------------------------

Stephen G. Pagliuca


/s/ JAMES C. SMITH               Director                                          March 31, 2003
----------------------------

James C. Smith


/s/ DAVID J. ROUX                Director                                          March 31, 2003
----------------------------

David J. Roux


/s/ DENNIS G. SISCO              Director                                          March 31, 2003
----------------------------

Dennis G. Sisco


/s/ MAYNARD G. WEBB, JR.         Director                                          March 31, 2003
----------------------------

Maynard G. Webb, Jr.

                           CERTIFICATION PURSUANT TO
               RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      (1) I have reviewed this Transition Report on Form 10-KT (the "10-KT") of Gartner, Inc.;

      (2) Based on my knowledge, this 10-KT does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this 10-KT;

      (3) Based on my knowledge, the financial statements, and other financial information included in this "10-KT", fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this 10-KT;

      (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this 10-KT is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this 10-KT (the "Evaluation Date"); and

            c) presented in this 10-KT our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant's other certifying officers and I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      (6) The registrant's other certifying officers and I have indicated in this 10-KT whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Michael D. Fleisher
-----------------------
Michael D. Fleisher
Chief Executive Officer
March 31, 2003

                            CERTIFICATION PURSUANT TO
               RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      (1) I have reviewed this Transition Report on Form 10-KT (the "10-KT") of Gartner, Inc.;

      (2) Based on my knowledge, this 10-KT does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this 10-KT;

      (3) Based on my knowledge, the financial statements, and other financial information included in this 10-KT, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this 10-KT;

      (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this 10-KT is being prepared;

            b) evaluated the effectiveness of the registrant disclosure controls and procedures as of a date within 90 days prior to the filing date of this 10-KT (the "Evaluation Date"); and

            c) presented in this 10-KT our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant's other certified officers and I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors;

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      (6) The registrant's other certifying officers and I have indicated in this 10-KT whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Maureen E. O'Connell
------------------------
Maureen E. O'Connell
Chief Financial Officer
March 31, 2003

INDEPENDENT AUDITORS' REPORT ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
Gartner, Inc.:

Under date of February 4, 2003, we reported on the consolidated balance sheets of Gartner, Inc. and subsidiaries as of December 31, 2002, September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss) and cash flows for the three month period ended December 31, 2002, and each of the years in the three-year period ended September 30, 2002, which are included in the September 30, 2002 Annual Report on Form 10-KT. Our report contains an explanatory paragraph indicating that the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in the Form 10-KT. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                        /s/ KPMG LLP

New York, New York
February 4, 2003

                                 GARTNER, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                   As %
                                                 Additions          of         Additions                     As %
                                  Balance at    Charged to         year         Charged     Deductions      of year       Balance at
                                  Beginning      Costs and         End          to Other       from           End           End of
                                   of Year       Expenses          Amt.         Accounts      Reserve         Amt.           Year
                                   -------       --------          ----         --------      -------         ----           ----
YEAR ENDED SEPTEMBER 30, 2000
Allowance for doubtful              $4,938         $4,256           85%            $46         $4,237         85%          $5,003
accounts and returns and
allowances...........
YEAR ENDED SEPTEMBER 30, 2001
Allowance for doubtful              $5,003         $5,037           90%            $--         $4,440         79%          $5,600
accounts and returns and
allowances...........
YEAR ENDED SEPTEMBER 30, 2002
Allowance for doubtful              $5,600         $9,119           130%           $--         $7,719         110%         $7,000
accounts and returns and
allowances...........
THREE MONTH TRANSITIONAL
PERIOD ENDED DECEMBER 31, 2002
Allowance for doubtful              $7,000         $2,329           33%            $--         $2,329         33%          $7,000
accounts and returns and
allowances...........