Form 10-K/A
period 2002-09-30
GARTNER INC
filed 2003-04-01
CIK 749251

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

                                INTRODUCTORY NOTE

      THIS AMENDMENT NO. 1 ON FORM 10-K/A (THE "AMENDMENT") IS BEING FILED SOLELY FOR THE PURPOSE OF INCLUDING THE CERTIFICATIONS REQUIRED BY 18. U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, AS ADDITIONAL EXHIBIT 99.1 AND ADDITIONAL EXHIBIT 99.2 TO THE FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002 OF GARTNER, INC. AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 27, 2002 (THE "10-K"). EXCEPT AS SET FORTH IN THE PRECEDING SENTENCE, THIS AMENDMENT DOES NOT REFLECT EVENTS OCCURRING AFTER THE FILING OF THE 10-K, OR MODIFY OR UPDATE THE DISCLOSURES THEREIN IN ANY WAY.

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

    3.2(6)        Amended Bylaws, as amended through April 14, 2000.

    4.1(7)        Form of Certificate for Common Stock, Class A-as of February
                  2001.

    4.2(7)        Form of Certificate for Common Stock, Class B-as of February
                  2001.

    4.3** Amended and Restated Rights Agreement, dated as of August 31, 2002, between the Company and Mellon
                  Investor Services LLC, as Rights Agent, with related Exhibits.

    4.4a(7) Amended and Restated Credit Agreement dated July 17, 2000 by and among the Company and certain financial institutions, including Chase Manhattan Bank in its capacity as a lender and as agent for the lenders.

    4.4b** Amendment No. 3 to the Amended and Restated Credit Agreement dated as of May 30, 2002

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

    10.2d** Form of Amended and Restated 6% Convertible Junior Subordinated Promissory Note due April 17, 2005

    10.2e** Amended and Restated Securityholders Agreement dated as of July 12, 2002 among the Company, Silver Lake Partners, L.P. and other parties thereto

    10.3a(2)      Lease dated December 29, 1994 between Soundview
                  Farms and the Company for premises at 56 Top
                  Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut.

    10.3b(3) Lease dated May 16, 1997 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, 88 Gatehouse Road and 10 Signal Road, Stamford, Connecticut (amendment to lease dated December 29, 1994, see exhibit 10.3a).

    10.4(6)+ 1993 Director Stock Option Plan as amended and restated on April 14, 2000.

    10.5(9)+      2002 Employee Stock Option Plan

    10.6(3)+ 1994 Long Term Stock Option Plan, as amended and restated on October 12, 1999.

    10.7(3)+ 1998 Long Term Stock Option Plan, as amended and restated on October 12, 1999.

    10.8(3)+ 1996 Long Term Stock Option Plan, as amended and restated on October 12, 1999.

    10.9**+ Employment Agreement between Michael D. Fleisher and the Company as of October 1, 2002.

    10.10(6)+     Employment Agreement between Regina M. Paolillo and the
                  Company as of July 1, 2000.

    10.11**+ Employment Agreement between Maureen O'Connell and the Company dated as of October 15, 2002 and effective as of September 23, 2002.

    10.12a(6)+    Employment Agreement between Robert E. Knapp and
                  the Company dated as of August 7, 2000.

    10.12b(7)+    Addendum No. 1 to Employment Agreement between Robert E.
                  Knapp and the Company as of February 1, 2001.

    10.13(8)+     Employment Agreement between Steven Tait and the Company
                  dated as of June 15, 2001.

    21.1**        Subsidiaries of Registrant.

    23.1**        Independent Auditors' Consent.

    24.1          Power of Attorney (see Signature Page).

    Additional Exhibits

    99.1(10)*     Certification of Chief Executive Officer pursuant
                  to 18 U.S.C 1350, as adopted pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002.

    99.2(10)*     Certification of Chief Financial Officer pursuant to 18
                  U.S.C. 1350 as adopted pursuant to Section 906 the Sarbanes-Oxley Act of 2002.

*  Filed with this document.
** Filed with 10-K filed on December 27, 2002.
+  Management compensation plan or arrangement.
--------------

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

(6) Incorporated by reference from the Company's Annual Report on Form 10-K as filed on December 29, 2000.

(7) Incorporated by reference from the Company's Annual Report on Form 10-K as filed on December 28, 2001.

(8) Incorporated by reference from the Company's Form 10-Q as filed on February 13, 2002.

(9) Incorporated by reference from the Company's Form S-8 as filed on June 26, 2002.

(10) This document is being furnished in accordance with SEC Release Nos. 33-8182 and 34-47551.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Amendment No. 1 to Report on Form 10-K to be signed on its behalf by the undersigned, duly authorized, in Stamford, Connecticut, on April 1, 2003.

                                           Gartner, Inc.



Date: April 1, 2003                        By: /s/ MAUREEN E. O'CONNELL
                                               ------------------------
                                           Maureen E. O'Connell
                                           Executive Vice President Corporate
                                           Services and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME                          TITLE                                 DATE
/s/ MICHAEL D. FLEISHER*     Director and Chairman of the          April 1, 2003
------------------------     Board, Chief Executive Officer and
                             President
Michael D. Fleisher          (Principal Executive Officer)

/s/ MAUREEN E. O'CONNELL     Executive Vice President Corporate    April 1, 2003
------------------------     Services and Chief Financial
                             Officer
Maureen E. O'Connell         (Principal Financial and Accounting
                             Officer)
/s/ ANNE SUTHERLAND FUCHS*   Director                              April 1, 2003
--------------------------

Anne Sutherland Fuchs

/s/ WILLIAM O. GRABE*        Director                              April 1, 2003
---------------------

William O. Grabe

/s/ MAX D. HOPPER*           Director                              April 1, 2003
------------------

Max D. Hopper

/s/ GLENN HUTCHINS*          Director                              April 1, 2003
-------------------

Glenn Hutchins

/s/ STEPHEN G. PAGLIUCA*     Director                              April 1, 2003
------------------------

Stephen G. Pagliuca

/s/ JAMES C. SMITH*          Director                              April 1, 2003
-------------------

James C. Smith

NAME                          TITLE                                 DATE
/s/ DAVID J. ROUX*           Director                              April 1, 2003
------------------

David J. Roux

/s/ DENNIS G. SISCO*         Director                              April 1, 2003
--------------------

Dennis G. Sisco

/s/ MAYNARD G. WEBB, JR*     Director                              April 1, 2003
------------------------

Maynard G. Webb, Jr.

* Signed by Maureen E. O'Connell as attorney-in-fact, pursuant to Power of Attorney dated December 27, 2002.

                            CERTIFICATION PURSUANT TO
               RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      (1) I have reviewed this Amendment No. 1 to Annual Report on Form 10-K of Gartner, Inc. (the "Amended 10-K");

      (2) Based on my knowledge, this Amended 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amended 10-K;

      (3) Based on my knowledge, the financial statements, and other financial information included in this Amended 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amended 10-K;

      (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amended 10-K is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amended 10-K (the "Evaluation Date"); and

      c) presented in this Amended 10-K our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant's other certifying officers and I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      (6) The registrant's other certifying officers and I have indicated in this Amended 10-K whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael D. Fleisher
-----------------------
Michael D. Fleisher
Chief Executive Officer
April 1, 2003

                            CERTIFICATION PURSUANT TO
               RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      (1) I have reviewed this Amendment No. 1 to Annual Report on Form 10-K of Gartner, Inc. (the "Amended 10-K");

      (2) Based on my knowledge, this Amended 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amended 10-K;

      (3) Based on my knowledge, the financial statements, and other financial information included in this Amended 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amended 10-K;

      (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amended 10-K is being prepared;

      b) evaluated the effectiveness of the registrant disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amended 10-K (the "Evaluation Date"); and

      c) presented in this Amended 10-K our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant's other certified officers and I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors;

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      (6) The registrant's other certifying officers and I have indicated in this Amended 10-K whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Maureen E. O'Connell
------------------------
Maureen E. O'Connell
Chief Financial Officer
April 1, 2003