Form 10-Q
period 2003-03-31
GARTNER INC
filed 2003-05-15
CIK 749251

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE TRANSITION PERIOD FROM ______ TO _______

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES [X] NO [ ].

      The number of shares outstanding of the Registrant's capital stock as of April 30, 2003 was 50,124,605 shares of Class A Common Stock and 29,638,528 shares of Class B Common Stock.

                                TABLE OF CONTENTS

PART I          FINANCIAL INFORMATION

     ITEM 1:    FINANCIAL STATEMENTS                                                  Page

                Condensed Consolidated Balance Sheets at March 31, 2003 and
                  December 31, 2002                                                      3

                Condensed Consolidated Statements of Operations for the
                  Three Months Ended March 31, 2003 and 2002                             4

                Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2003 and 2002                             5

                Notes to Condensed Consolidated Financial Statements                     6

     ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      13

     ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                           25

     ITEM 4:    CONTROLS AND PROCEDURES                                                 26

PART II         OTHER INFORMATION

     ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     27

     ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K                                        27

PART I     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                  GARTNER, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                            March 31,        December 31,
                                                              2003               2002
                                                          -----------        -----------
                                                          (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                               $ 135,431         $ 109,657
   Fees receivable, net                                      257,930           283,068
   Deferred commissions                                       23,319            25,016
   Prepaid expenses and other current assets                  33,994            41,524
                                                           ---------         ---------
Total current assets                                         450,674           459,265
Property, equipment and leasehold improvements, net           64,821            71,006
Goodwill and other intangibles, net                          225,513           226,114
Other assets                                                  69,898            71,018
                                                           ---------         ---------
TOTAL ASSETS                                               $ 810,906         $ 827,403
                                                           =========         =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued liabilities                $ 140,811         $ 151,990
   Deferred revenues                                         301,361           305,887
                                                           ---------         ---------
Total current liabilities                                    442,172           457,877
Long-term convertible debt                                   356,805           351,539
Other liabilities                                             46,474            46,688
                                                           ---------         ---------
TOTAL LIABILITIES                                            845,451           856,104

STOCKHOLDERS' DEFICIT
   Preferred stock                                                --                --
   Common stock                                                   60                60
   Additional paid-in capital                                369,623           368,090
   Unearned compensation, net                                 (2,818)           (3,069)
   Accumulated other comprehensive loss, net                 (11,188)          (11,392)
   Accumulated earnings                                      148,731           150,243
   Treasury stock, at cost                                  (538,953)         (532,633)
                                                           ---------         ---------
TOTAL STOCKHOLDERS' DEFICIT                                  (34,545)          (28,701)
                                                           ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $ 810,906         $ 827,403
                                                           =========         =========


 See the accompanying notes to the condensed consolidated financial statements.

                                  GARTNER, INC.
                 Condensed Consolidated Statements of Operations
                (Unaudited, in thousands, except per share data)

                                                            Three Months Ended
                                                                 March 31,
                                                         2003                2002
                                                      ---------           ---------
Revenues:
    Research                                          $ 115,724           $ 122,735
    Consulting                                           61,779              65,893
    Events                                               23,509               9,100
    Other                                                 3,270               3,367
                                                      ---------           ---------
 Total revenues                                         204,282             201,095
 Costs and expenses:
    Cost of services and product development            102,333              88,341
    Selling, general and administrative                  83,504              86,032
    Depreciation                                          9,825              10,344
    Amortization of intangibles                             405                 503
    Other charges                                         5,426              17,246
                                                      ---------           ---------
 Total costs and expenses                               201,493             202,466
                                                      ---------           ---------
 Operating income (loss)                                  2,789              (1,371)
 Income from minority-owned investments                      31                  78
 Interest income                                            435                 300
 Interest expense                                        (6,047)             (5,631)
 Other income (expense), net                                535                 (16)
                                                      ---------           ---------
 Loss before income taxes                                (2,257)             (6,640)
 Benefit for income taxes                                  (745)             (2,324)
                                                      ---------           ---------
 Net loss                                             $  (1,512)          $  (4,316)
                                                      =========           =========

 Basic loss per common share                          $   (0.02)          $   (0.05)
 Diluted loss per common share                        $   (0.02)          $   (0.05)

 Weighted average shares outstanding:

    Basic                                                80,492              84,613
    Diluted                                              80,492              84,613


 See the accompanying notes to the condensed consolidated financial statements.

                                  GARTNER, INC.
                 Condensed Consolidated Statements of Cash Flows
                            (Unaudited, in thousands)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                              2003              2002
                                                                           ---------         ---------
OPERATING ACTIVITIES:
Net loss                                                                   $  (1,512)        $  (4,316)
Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization of intangibles                               10,230            10,847
   Non-cash compensation                                                         251               298
   Tax benefit associated with employee exercise of stock options                 --             1,189
   Deferred taxes                                                                  5              (145)
   Income from minority-owned investments                                        (31)              (78)
   Accretion of interest and amortization of debt issue costs                  5,822             5,454
   Gain from sale of business                                                     --              (493)
   Non-cash charges associated with impairment of long-lived assets               --             1,424
Changes in assets and liabilities:
   Fees receivable                                                            25,934            22,467
   Deferred commissions                                                        1,728             4,210
   Prepaid expenses and other current assets                                   7,691            17,177
   Other assets                                                                   72             5,670
   Deferred revenues                                                          (5,257)            8,551
   Accounts payable and accrued liabilities                                  (11,207)          (17,727)
                                                                           ---------         ---------
CASH PROVIDED BY OPERATING ACTIVITIES                                         33,726            54,528
                                                                           ---------         ---------

INVESTING ACTIVITIES:
Purchases of businesses                                                           --               (99)
Proceeds from sale of business                                                    --               239
Additions to property, equipment and leasehold improvements                   (3,357)           (4,532)
                                                                           ---------         ---------
CASH USED IN INVESTING ACTIVITIES                                             (3,357)           (4,392)
                                                                           ---------         ---------

FINANCING ACTIVITIES:
Proceeds from stock issued for stock plans                                     2,021            13,462
Purchase of treasury stock                                                    (6,808)          (12,153)
                                                                           ---------         ---------
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                               (4,787)            1,309
                                                                           ---------         ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                     25,582            51,445
EFFECTS OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                           192               (96)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               109,657            27,431
                                                                           ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 135,431         $  78,780
                                                                           =========         =========


 See the accompanying notes to the condensed consolidated financial statements.

                                  GARTNER, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

On October 30, 2002, Gartner, Inc. (the "Company") announced that the Board of Directors approved a change of the Company's fiscal year end from September 30 to December 31, effective January 1, 2003. This change resulted in a three-month transitional period ending December 31, 2002. References to Transition 2002, unless otherwise indicated, refer to the three-month transitional period ended December 31, 2002. References to quarterly periods of 2002, unless otherwise indicated, are to the calendar quarters of 2002. Certain prior year amounts have been reclassified to conform to the current year presentation.

These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in our Transition Report on Form 10-KT for the transition period from October 1, 2002 to December 31, 2002. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management's knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2003 may not be indicative of the results of operations for the remainder of fiscal 2003.

Note 2 - Comprehensive Loss

The components of comprehensive loss for the three months ended March 31, 2003 and 2002 are as follows (in thousands):

                                                                      Three Months Ended
                                                                           March 31,
                                                                     2003            2002
                                                                   -------         -------
Net loss                                                           $(1,512)        $(4,316)
Other comprehensive income (loss):
   Foreign currency translation adjustments                            199          (1,799)
   Net unrealized gains (losses) on investments, net of tax              5            (319)
                                                                   -------         -------
Other comprehensive income (loss)                                      204          (2,118)
                                                                   -------         -------
Comprehensive loss                                                 $(1,308)        $(6,434)
                                                                   =======         =======

The balance of unrealized holding losses, net of tax, at March 31, 2003 was $0.1 million.

Note 3 - Computations of Loss per Share of Common Stock

The following table sets forth the reconciliation of the basic and diluted loss per share (in thousands, except per share data):

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                    2003             2002
                                                                                  --------         --------
Numerator:
   Net loss used for calculating basic loss per share                             $ (1,512)        $ (4,316)
      After-tax interest on convertible long-term debt                                  --               --
                                                                                  --------         --------
   Loss used for calculating diluted loss per share                               $ (1,512)        $ (4,316)
                                                                                  ========         ========

Denominator:
   Weighted average number of common shares used in the calculation of
      basic loss per share                                                          80,492           84,613
         Common stock equivalents associated with stock compensation plans              --               --
         Weighted average number of shares associated with convertible
            long-term debt                                                              --               --
                                                                                  --------         --------
   Shares used in the calculation of diluted loss per share                         80,492           84,613
                                                                                  ========         ========

Basic and diluted loss per share                                                  $  (0.02)        $  (0.05)
                                                                                  ========         ========

For the three months ended March 31, 2003 and 2002, unvested restricted stock awards were not included in the computation of diluted loss per share because the effect would have been anti-dilutive. For the three months ended March 31, 2003 and 2002, options to purchase 36.5 million and 35.3 million shares, respectively, of Class A Common Stock of the Company were not included in the computation of diluted loss per share because the effect would have been anti-dilutive. The calculation above does not add back the after-tax interest on convertible debt to Net loss in the numerator and does not add the weighted average number of shares associated with the convertible debt to the denominator because the effect would have been anti-dilutive for both periods presented. Had the effect of conversion of the debt been dilutive on an "if converted" method for the three months ended March 31, 2003, $3.1 million of after-tax interest would have been added to the numerator and 47.6 million shares would have been added to the denominator of the above calculation. Had the effect of conversion of the debt been dilutive on an "if converted" method for the three months ended March 31, 2002, $3.1 million of after-tax interest would have been added to the numerator and 45.0 million shares would have been added to the denominator of the above calculation.

Note 4 - Accounting for Stock-Based Compensation

The Company has several stock-based compensation plans. The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its employee stock options and purchase rights and applies Statement of Financial Accounting Standards No. 123 "Accounting for Stock Issued to Employees" ("SFAS 123") for disclosure purposes only. Under APB 25, the intrinsic value method is used to account for stock-based employee compensation plans. The SFAS 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used.

If compensation for employee options had been determined based on SFAS 123, the Company's pro forma net loss, and pro forma loss per share would have been as follows (in thousands, except per share data):

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                      2003             2002
                                                                                    --------         --------
Net loss as reported                                                                $ (1,512)        $ (4,316)
      Add: Stock-based compensation expense already included in
         net loss as reported                                                            163              266
      Deduct: Pro forma employee compensation cost related to stock options,
         restricted stock and share purchase plan, net of tax                         (5,697)          (7,713)
                                                                                    --------         --------
Pro forma net loss                                                                  $ (7,046)        $(11,763)
                                                                                    ========         ========

Basic and diluted loss per share:
      As reported                                                                   $  (0.02)        $  (0.05)
      Pro forma                                                                     $  (0.09)        $  (0.14)

The fair value of the Company's stock plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                            Three Months Ended
                                                                 March 31,
                                                           2003            2002
                                                        --------         --------
Expected Dividend yield                                       0%                0%
Expected stock price volatility                              45%               50%
Risk-free interest rate                                     2.0%              3.2%
Expected life in years                                      3.4               3.5

Note 5 - Segment Information

The Company manages its business in three reportable segments organized on the basis of differences in its products and services: Research, Consulting, and Events. Research consists primarily of subscription-based research products. Consulting consists primarily of consulting and measurement engagements. Events consists of various symposia, expositions and conferences.

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

The following tables present information about reportable segments (in thousands). The "Other" column consists primarily of software sales and certain other revenues and related expenses that do not meet the segment reporting quantitative thresholds. There are no inter-segment revenues.

                                           Research        Consulting         Events          Other         Consolidated
                                           --------        ----------        --------        -------        ------------
THREE MONTHS ENDED
MARCH 31, 2003:
Revenues                                   $115,724         $ 61,779         $ 23,509        $ 3,270         $ 204,282
Gross Contribution                           73,650           20,885            8,400          2,368           105,303
Corporate and other expenses                                                                                  (102,514)
                                                                                                             ---------
Operating income                                                                                             $   2,789
                                                                                                             =========

THREE MONTHS ENDED
MARCH 31, 2002:
Revenues                                   $122,735         $ 65,893         $  9,100        $ 3,367         $ 201,095
Gross Contribution                           82,984           22,533            4,225          1,530           111,272
Corporate and other expenses                                                                                  (112,643)
                                                                                                             ---------
Operating loss                                                                                               $  (1,371)
                                                                                                             =========

Note 6 - Intangible Assets

The following table presents the Company's intangible assets subject to amortization (in thousands):

                                                 March 31, 2003                       December 31, 2002
                                          ----------------------------           ----------------------------
                                                           Accumulated                            Accumulated
                                           Gross          Amortization            Gross          Amortization
                                          --------        ------------           --------        ------------
Non-compete agreements                    $ 12,904         $ (11,514)            $ 12,910         $ (11,157)
Trademarks & tradenames                      1,808            (1,351)               1,808            (1,307)
                                          --------         ---------             --------         ---------
Total                                     $ 14,712         $ (12,865)            $ 14,718         $ (12,464)
                                          ========         =========             ========         =========

Aggregate amortization expense for the three months period ended March 31, 2003 and 2002 was $405 thousand and $502 thousand, respectively. The estimated future amortization expense of purchased intangibles is as follows (in thousands):

2003 (remaining nine months)                              $  872
2004                                                         722
2005                                                         237
2006                                                          14
2007                                                           2
                                                         -------
                                                         $ 1,847
                                                         =======

Note 7 - Other Charges

During the three months ended March 31, 2003, the Company recorded other charges of $5.4 million associated with workforce reductions. The charge is for costs for employee termination severance payments and related benefits. This workforce reduction has resulted in the termination of 92 employees and the payment of $1.2 million during the three months ended March 31, 2003.

Other charges recorded in prior periods included:

- During the three month transition period ended December 31, 2002, the Company recorded other charges of $32.2 million. Of these charges, $13.3 million relates to costs and losses associated with the elimination and reduction of excess facilities, principally leased facilities and ongoing lease costs and losses associated with sub-lease arrangements. In addition, approximately $18.9 million of these charges are associated with the Company's workforce reduction and are for employee termination severance payments and related benefits. This workforce reduction resulted in the elimination of 175 positions and the payment of $5.7 million of termination benefits during the three months ended March 31, 2003.

- During the three months ended March 31, 2002, the Company recorded other charges of $17.2 million. Of these charges, $10.0 million relates to costs and losses associated with the elimination of excess facilities, principally leased facilities and ongoing lease costs and losses associated with sub-lease arrangements. In addition, approximately $5.8 million of these charges are associated with the Company's workforce reduction and are for related employee termination severance payments and related benefits. This workforce reduction resulted in the elimination of approximately 100 positions. The remaining $1.4 million relates to the impairment of certain database-related assets.

- During Fiscal 2001, the Company recorded other charges of $46.6 million. Of these charges, $24.8 million are associated with the Company's workforce reduction announced in April 2001. This workforce reduction resulted in the elimination of 383 positions, and the payment of $0.1 million of termination severance payments and related benefits during the three months ended March 31, 2003. Approximately $14.3 million of the other charges are associated with the write-down of goodwill and other long-lived assets to net realizable value as a result of the Company's decision to discontinue certain unprofitable products, and $7.5 million of the charge is associated primarily with the write-off of internally developed systems in connection with the launch of gartner.com and seat-based pricing.

The following table summarizes the activity related to the liability for the restructuring programs recorded as other charges (in thousands):

                                                       Workforce          Excess
                                                       Reduction        Facilities        Asset
                                                         Costs            Costs         Impairments        Total
                                                       ---------        ----------      -----------       --------
Accrued Liability at December 31, 2001                 $  2,889         $     --         $     --         $  2,889
       Charges during three months ended
          March 31, 2002                                  5,808           10,014            1,424           17,246
       Non-cash charges                                    (120)          (2,663)          (1,424)          (4,207)
       Payments                                          (4,905)          (1,417)              --           (6,322)
                                                       --------         --------         --------         --------
Accrued Liability at March 31, 2002                       3,672            5,934               --            9,606
       Payments during remainder of fiscal 2002          (3,014)          (1,846)              --           (4,860)
                                                       --------         --------         --------         --------
Accrued Liability at September 30, 2002                     658            4,088               --            4,746
       Charges during three month transition
          period ended December 31, 2002                 18,899           13,267               --           32,166
       Non-cash charges                                    (601)            (659)              --           (1,260)
       Payments                                          (7,233)            (760)              --           (7,993)
                                                       --------         --------         --------         --------
Accrued Liability at December 31, 2002                   11,723           15,936               --           27,659
       Charges during three months ended
          March 31, 2003                                  5,426               --               --            5,426
       Payments                                          (7,044)          (1,767)              --           (8,811)
                                                       --------         --------         --------         --------
Accrued Liability at March 31, 2003                    $ 10,105         $ 14,169         $     --         $ 24,274
                                                       ========         ========         ========         ========

The non-cash charges for workforce reductions result from the establishment of a new measurement date for certain stock options upon the modification of the exercise term.

Note 8 - Stock Repurchase Program

On July 19, 2001, the Company's Board of Directors approved the repurchase of up to $75.0 million of Class A and Class B Common Stock. On July 25, 2002, the Company's Board of Directors increased the authorized stock repurchase program from the previously approved $75 million to up to $125 million of its Class A and Class B Common Stock. During the three months ended March 31, 2003, the Company repurchased 841,600 shares of its Class A Common Stock and 69,900 shares of its Class B Common Stock at an aggregate cost of $6.8 million under this program. On a cumulative basis at March 31, 2003, the Company has purchased $90.5 million of the Company's stock.

Note 9 - Contingencies

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. The Company believes the outcome of all current proceedings, claims and litigation will not have a material effect on the Company's financial position or results of operations when resolved in a future period.

The Company has various agreements in which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company's obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of March 31, 2003, management was not aware of any indemnification agreements that would require material payments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management's Discussion and Analysis (MD&A) is to help facilitate the understanding of significant factors influencing the first quarter operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes included in this report and in our Transition Report on Form 10-KT for the three month transition period ended December 31, 2002. Historical results and percentage relationships are not necessarily indicative of operating results for future periods.

References to "the Company," "we," "our," and "us" are to Gartner, Inc. and its subsidiaries.

On October 30, 2002, the Company announced that the Board of Directors approved a change of the Company's fiscal year end from September 30 to December 31, effective January 1, 2003. This change resulted in a three-month transitional period ending December 31, 2002. References to Transition 2002, unless otherwise indicated, refer to the three-month transitional period ended December 31, 2002. References to the quarters of 2002 are to the calendar quarters of 2002.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as "may," "will," "expects," "should," "believes," "plans," "anticipates," "estimates," "predicts," "potential," "continue," or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Factors That May Affect Future Results," "Euro Conversion," and elsewhere in this report and in our Transition Report on Form 10-KT for the three month transition period ended December 31, 2002. Readers should not place undue reliance on these forward-looking statements, which reflect management's opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers also should review carefully any risk factors described in other reports filed by us with the Securities and Exchange Commission.

BUSINESS MEASURES

We believe the following business measurements are important performance indicators for our business segments.

           REVENUE CATEGORY             BUSINESS MEASUREMENTS
           --------------------------------------------------------------------
           Research                     CONTRACT VALUE represents the value
                                        attributable to all of our
                                        subscription-related research products
                                        that recognize revenue on a ratable
                                        basis. Contract value is calculated as
                                        the annualized value of all subscription
                                        research contracts in effect at a
                                        specific point in time, without regard
                                        to the duration of the contract.

                                        CLIENT RETENTION RATE represents a
                                        measure of client satisfaction and
                                        renewed business relationships at a
                                        specific point in time.

                                        Client retention is calculated on a
                                        percentage basis by dividing our current clients, who were also clients a year ago, by all clients from a year ago.

           --------------------------------------------------------------------
           Consulting                   CONSULTING BACKLOG represents future
                                        revenue to be derived from in-process
                                        consulting, measurement and strategic
                                        advisory services engagements.

           --------------------------------------------------------------------
           Events                       DEFERRED EVENTS REVENUE represents
                                        billings and relates directly to our
                                        future symposia, conferences and
                                        exhibitions. Events revenues are
                                        deferred and recognized upon the
                                        completion of the related symposium,
                                        conference or exhibition.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires the application of appropriate accounting policies. The policies discussed below are considered by management to be critical to an understanding of Gartner's financial statements because their application requires the most significant management judgments. Specific risks for these critical accounting policies are described below.

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

The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that have a 30-day cancellation clause, but have not produced material cancellations to date. It is our policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue, since the contract represents a legally enforceable claim. For those government contracts that permit termination, the Company bills the client the full amount billable under the contract but only records a receivable equal to the earned portion of the contract. In addition, the Company only records deferred revenue on these government contracts when cash is received. Deferred revenues attributable to government contracts were $28.4 million and $29.3 million at March 31, 2003 and December 31, 2002, respectively. In addition, at March 31, 2003 and December 31, 2002, the Company had not recognized uncollected receivables or deferred revenues, relating to government contracts that permit termination, of $5.5 million and $4.7 million, respectively.

UNCOLLECTIBLE ACCOUNTS RECEIVABLE - Provisions for bad debts are recognized as incurred. The measurement of likely and probable losses and the allowance for uncollectible accounts receivable is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires material estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients' liquidity and credit quality, other factors negatively impacting our clients' ability to pay their obligations as they come due, and the quality of our collection efforts. Total trade receivables at March 31, 2003 were $264.9 million, against which an allowance for losses of approximately $7.0 million was provided. Total trade receivables at December 31, 2002 were $290.1 million, against which an allowance for losses of approximately $7.0 million was provided.

IMPAIRMENT OF INVESTMENT SECURITIES - A charge to earnings is made when a market decline below cost is other than temporary. Management regularly reviews each investment security for impairment based on criteria that include: the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, the valuation of comparable companies, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. Total investments in equity securities were $10.4 million and $10.7 million at March 31, 2003 and December 31, 2002, respectively.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS - The evaluation of goodwill is performed in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Among other requirements, this standard eliminated goodwill amortization upon adoption and required an initial assessment for goodwill impairment within six months of adoption and at least annually thereafter. The evaluation of other intangible assets is performed on a periodic basis. These assessments require management to estimate the fair value of our reporting units based on estimates of future business operations and market and economic conditions in developing long-term forecasts. If we determine the fair values are less than the carrying amount of goodwill recorded on our Consolidated Balance Sheets, we must recognize an impairment in our financial statements. The carrying amount of goodwill at March 31, 2003 was $223.7 million. Goodwill is evaluated for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important in determining whether an impairment may exist include: significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, and significant negative industry or economic trends.

Due to the numerous variables associated with our judgments and assumptions relating to the valuation of the reporting units and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty. As additional information becomes known, we may change our estimates.

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

CONTINGENCIES AND OTHER LOSS RESERVES - We establish reserves for severance costs, lease costs associated with excess facilities, contract terminations and asset impairments as a result of actions we undertake to streamline our organization, reposition certain businesses and reduce ongoing costs. Estimates of costs to be incurred to complete these actions, such as future lease payments, sublease income, the fair value of assets, and severance and related benefits, are based on assumptions at the time the actions are initiated. To the extent actual costs differ from those estimates, reserve levels may need to be adjusted. In addition, these actions may be revised due to changes in business conditions that we did not foresee at the time such plans were approved.

RESULTS OF OPERATIONS

OVERALL RESULTS

TOTAL REVENUES increased 2% in the first quarter of 2003 to $204.3 million compared to $201.1 million for the first quarter of 2002. The increase in total revenues resulted from the timing of Spring Symposium, which was held in the first quarter of 2003 as compared to the second calendar quarter of 2002. The increase caused by the timing of Spring Symposium was partially offset by the decline in demand throughout the entire technology sector and the overall weakness in the general economy. Please refer to the section of this MD&A entitled "Segment Results" for a further discussion of revenues by segment.

COST OF SERVICES AND PRODUCT DEVELOPMENT increased $14.0 million, or 16%, to $102.3 million in the first quarter of 2003 from $88.3 million in the first quarter of 2002. The increase in cost of services and product development resulted primarily from higher conference expenses and related travel expenses due to the timing of Spring Symposium.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $2.5 million, or 3%, to $83.5 million in the first quarter of 2003 from $86.0 million in the first quarter of 2002. The decrease was primarily the result of lower commission expenses. Our sales year, the period in which sales personnel's achievement against quota is measured, traditionally consisted of the twelve months ending in September each year. In 2001, due to factors including the business impacts of the events of September 11, 2001, we extended our sales year an additional quarter through December 31, 2001. This additional quarter increased the earned commissions that were deferred and subsequently expensed over the term of the related sales agreements, resulting in higher commission expense in 2002.

DEPRECIATION EXPENSE for the first quarter of 2003 decreased 5% to $9.8 million, compared to $10.3 million for the first quarter 2002. The decrease was due to a reduction in capital spending over the past 18 months, which has led to a decrease in depreciation expense.

AMORTIZATION OF INTANGIBLES of $0.4 million for the first quarter of 2003 decreased from $0.5 million for the same period in 2002 due to certain intangible assets having been fully amortized since the first quarter of 2002.

OTHER CHARGES of $5.4 million during the first quarter of 2003 were for costs for employee termination severance and benefits associated with workforce reductions. This workforce reduction has resulted in the elimination of 92 positions, or approximately 2% of the Company's workforce, and the payment of $1.2 million of termination benefits during the quarter ended March 31, 2003, in addition to payments of $5.7 million related to workforce reductions initiated during the three month transitional period ended December 31, 2002. During the three months ended March 31, 2002, Other charges were $17.2 million. Of these charges, $10.0 million related to costs and losses associated with the elimination of excess facilities, principally leasehold improvements and ongoing lease costs and losses associated with sub-lease arrangements. In addition, approximately $5.8 million of these charges were associated with the Company's workforce reduction and were for employee termination severance and benefits. This workforce reduction resulted in the elimination of approximately 100 positions, or approximately 2% of the Company's workforce, and the payment of $2.6 million of termination benefits during the quarter ended March 31, 2002. The remaining $1.4 million relates to the impairment of certain database-related assets. The Company is funding all of these costs out of operating cash flows.

INTEREST EXPENSE increased to $6.0 million in the first quarter of 2003 from $5.6 million in the first quarter of 2002 due to the compounding of interest on our long-term convertible debt.

OTHER INCOME (EXPENSE), NET for the first quarter of 2003 consists primarily of net foreign currency exchange gains. This compares with net foreign currency exchange losses of $0.5 million and a $0.5 million gain from the sale of a business during the first quarter of 2002.

BENEFIT FOR INCOME TAXES was a benefit of $.7 million in the first quarter of 2003, compared to a benefit of $2.3 million in the same quarter of 2002. The effective tax rate was 33% for the first quarter of 2003 and 35% for the first quarter of 2002. The reduction in the effective tax rate for the 2003 year, as compared to the 2002 year, reflects the implementation of tax planning strategies.

NET LOSS AND BASIC AND DILUTED LOSS PER COMMON SHARE was a loss of $0.02 for the first quarter of 2003, compared to a loss of $0.05 for the first quarter of 2002. The restructuring recorded as Other charges impacted diluted loss per common share by $0.05 and $0.13 unfavorably during the first quarters of 2003 and 2002, respectively.

SEGMENT RESULTS

We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain selling, general and administrative expenses, depreciation, amortization of intangibles and other charges.

Research

Research revenues decreased 6% to $115.7 million for the first quarter of 2003, compared to $122.7 million for the for the first quarter of 2002. The decrease was due to lower demand throughout the entire technology sector and to the overall weakness in the general economy. Research gross contribution of $73.7 million for the first quarter of 2003 decreased 11% from $83.0 million for the first quarter of 2002. Gross contribution margin for the quarter ended March 31, 2003 decreased to 64% from 68% in the prior year period. The decrease in gross contribution and gross contribution margin is a result of the costs associated with investments in Gartner EXP, Gartner G2, membership programs, product development and marketing and database management. Research contract value, which consists of the annualized value of all subscription-based research products with ratable revenue recognition, was $474.4 million at March 31, 2003, a decrease of 7% from $511.2 million at March 31, 2002. The decrease in contract value reflects a decline in demand throughout the entire technology and finance industries as our large clients in these industries continue to rationalize their spending.

Consulting

Consulting revenues decreased 6% to $61.8 million for the first quarter of 2003 compared to $65.9 million for the first quarter of 2002. The decrease in revenues was caused by lower billable headcount and lower fees from Speaker Advisory Services (SAS). SAS fees decreased due to the timing of the Spring Symposium that occurred in the first quarter of 2003 as compared to the second quarter during 2002. Analysts' attendance at the Spring Symposium in the first quarter of 2003 resulted in decreased billable time for SAS engagements. Consulting gross contribution of $20.9 million for the first quarter of 2003 decreased 7% from $22.5 million for the first quarter of 2002. Gross contribution margin for the first quarter of 2003 remained consistent with the prior year quarter at 34%. We continue to focus on larger engagements and on a limited set of practices and markets in which we can achieve significant penetration. Consulting backlog, which represents future revenues to be recognized from in-process consulting, measurement and strategic advisory services engagements decreased 23% to $98.3 million at March 31, 2003, compared to $127.5 million at March 31, 2002. Consulting backlog decreased primarily due to the deferral of decisions regarding future consulting projects by government sector clients as a result of the war in Iraq.

Events

Events revenues increased 158% to $23.5 million for the first quarter of 2003, compared to $9.1 million for the first quarter of 2002. The increase was primarily due to the timing of Spring Symposium and certain Vision events, which were held in the first quarter of 2003 as compared to the second quarter of 2002. The increase in revenues due to the timing of events was approximately $13.5 million. Gross contribution of $8.4 million for the first quarter of 2003 increased from $4.2 million for the first quarter of 2002. Gross contribution margin for the first quarter of 2003 of 36% decreased from 46% for the first quarter of 2002. The decrease in gross contribution margin was due primarily to a decrease in attendees and exhibitors at the events caused by the overall decrease in spending in the technology industry. Deferred revenue for events decreased 33% to $36.6 million at March 31, 2003 as compared to $54.3 million at March 31, 2002 primarily due to the timing of the Spring Symposium and Vision events, as revenue was recognized on these events in the first quarter of 2003, as well as due to changes in billing terms.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $33.7 million for the three months ended March 31, 2003 compared to $54.5 million for the three months ended March 31, 2002. The net decrease in cash flow from operating activities of $20.8 million was due primarily to receipt of tax refunds of $17.5 million during the first quarter of 2002 for capital loss and foreign tax credit carrybacks. In addition, we incurred $2.5 million of higher payments relating to our restructuring programs during the first quarter of 2003 as compared to the first quarter of 2002.

Cash used in investing activities was $3.4 million for the three months ended March 31, 2003, compared to $4.4 million for the three months ended March 31, 2002. The decrease was due primarily to lower amounts spent on capital expenditures during first quarter of 2003.

Cash used in financing activities totaled $4.8 million for the three months ended March 31, 2003, compared to cash provided by financing activities of $1.3 million for the three months ended March 31,

2002. We purchased $6.8 million of common stock for treasury during the first quarter of 2003 as compared to $12.2 million during the same period in the prior year. We received proceeds from stock issued for stock plans of $2.0 million during the first quarter of 2003 as compared to $13.5 million during the same period in the prior year.

OBLIGATIONS AND COMMITMENTS

We have a $200.0 million unsecured senior revolving credit facility led by JPMorgan Chase Bank. At March 31, 2003, there were no amounts outstanding under the facility. We are subject to certain customary affirmative, negative and financial covenants under this credit facility, and continued compliance with these covenants preclude us from borrowing the maximum amount of the credit facility from time to time. These covenants are primarily based on financial results and other measures such as contract value. As a result of these covenants, our borrowing availability at March 31, 2003 was $51.4 million.

On April 17, 2000, we issued, in a private placement transaction, $300.0 million of 6% convertible subordinated notes to Silver Lake Partners, L.P. and certain of Silver Lake's affiliates ("SLP"). Interest accrues semi-annually by a corresponding increase in the face amount of the convertible notes. Accordingly, $57.3 million has been added to the face amount of the convertible notes' balance outstanding at March 31, 2003, resulting in a balance outstanding of $357.3 million on that date, before reducing this balance for unamortized debt discount of $0.5 million. These notes are due and payable on April 17, 2005.

On or after April 17, 2003, subject to satisfaction of certain customary conditions, we may redeem all of the convertible notes for cash provided that:

(1) the average closing price of our Class A Common Stock for the twenty consecutive trading days immediately preceding the date the redemption notice is given equals or exceeds $11.175 (150% of the adjusted conversion price of $7.45 per share); and

(2) the closing price of our Class A Common Stock on the trading day immediately preceding the date the redemption notice is given also equals or exceeds $11.175.

The redemption price is the face amount of the notes plus all accrued interest. If we initiate the redemption, SLP has the option of receiving payment in cash, Class A Common Stock (at a conversion price of $7.45 per share), or a combination of cash and stock. We are under no obligation to initiate any such redemption.

Commencing on April 18, 2003, SLP may convert all or a portion of the notes to Class A Common Stock. If SLP initiates the conversion, we have the option of redeeming all the notes for cash at a price based on the number of shares into which the notes would be converted (at a conversion price of $7.45 per share) and the market price on the date the notice of conversion is given. If we were to redeem all of the notes for cash in response to SLP's election to convert the notes to Class A Common Stock, we would incur a significant earnings charge at the time of the redemption equal to the difference between the market value of our Class A Common Stock at the time of redemption at the conversion price of $7.45 per share and the carrying value of the notes. Had the notes been convertible at March 31, 2003, the notes would have been convertible into 48.0 million shares with a total market value of $332.9 million, using our March 31, 2003 Class A Common Stock market price of $6.95 per share. On the maturity date, April 17, 2005, we must satisfy any remaining notes for cash equal to the face amount of the notes plus accrued interest; if none of the notes have been redeemed or converted on that date, such amount will be $403.2 million.

We also issue letters of credit in the ordinary course of business. As of March 31, 2003, we had letters of credit outstanding with JPMorgan Chase Bank for $1.1 million, The Bank of New York for $2.0 million, and others for $0.8 million.

We lease various facilities, furniture and computer equipment under operating lease arrangements expiring between 2003 and 2025. Future commitments under non-cancellable operating lease agreements are $24 million for April 1, 2003 through December 31, 2003, and are $23.5 million, $20.5 million, $17.4 million and $16.8 million for 2004, 2005, 2006 and 2007, respectively.

At March 31, 2003, we had involuntary employee termination severance and benefit obligations remaining relative to our workforce reduction programs of $10.1 million, which we anticipate paying primarily over the remainder of 2003. The obligations remaining at March 31, 2003 relative to the costs of facility reductions, principally lease payments, were $14.2 million. Payments relating to facility reductions will be made over the remaining lease terms with the majority occurring over the next several years.

The Company has a 34% interest in SI II, a venture capital fund engaged in making investments in early to mid-stage IT-based or Internet-enabled companies. We had a total remaining investment commitment to SI II of $5.9 million at March 31, 2003. We have funded $1.5 million of this commitment since March 31, 2003, and we expect to fund the remainder of this investment commitment during 2003.

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

Stock Repurchase Program

On July 19, 2001, our Board of Directors approved the repurchase of up to $75.0 million of Class A and Class B Common Stock. On July 25, 2002, our Board of Directors increased the authorized stock repurchase program from the previously approved $75 million to up to $125 million of its Class A and Class B Common Stock. During the three months ended March 31, 2003, we repurchased 841,600 shares of our Class A Common Stock and 69,900 shares of our Class B Common Stock at an aggregate cost of $6.8 million under this program. On a cumulative basis at March 31, 2003, the Company has purchased $90.5 million of its stock. We expect to make repurchases from time to time over the next two years through open market purchases, block trades or otherwise. Repurchases are subject to the availability of the stock, prevailing market conditions, the trading price of the stock, and our financial performance. Repurchases will be funded from cash flow from operations and possible borrowings under our existing credit facility.

BUSINESS AND TRENDS

Our quarterly and annual revenue and operating income fluctuate as a result of many factors, including the timing of the execution of research contracts, the extent of completion of consulting engagements, the timing of Symposia and other events, all of which occur to a greater extent in the quarter ended December 31, the amount of new business generated, the mix of domestic and international business, changes in market demand for our products and services, the timing of the development, introduction and marketing of new products and services, and competition in the industry. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results. As previously discussed, our consulting backlog has experienced a decline. The largest factor causing this decline was decreases in committed spending from government clients. While we expect to recover some of the deferred spending commitments from federal government clients, recovering spending commitments from state and local governments may be difficult for the remainder of 2003.

Over the past couple of years we have seen a decrease in overall technology spending due to the economic environment. In response to the decrease in technology spending we have attempted to constrain spending and have implemented cost reduction programs to reduce workforce and facilities costs. The timing of the cost reductions does not necessarily coincide with the timing of decreases in revenues, but is anticipated to provide future benefit in the form of lower expenses. While we have reduced certain costs, we also plan to maintain a level of spending sufficient for us to be in a strong position to grow if and when economic conditions improve.

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

Competitive Environment. We face direct competition from a significant number of independent providers of information products and services. We also compete indirectly against consulting firms and other information providers, including electronic and print media companies, some of which may have greater financial, information gathering and marketing resources than we do. These indirect competitors could choose to compete directly with us in the future. In addition, limited barriers to entry exist in the markets in which we do business. As a result, additional new competitors may emerge and existing competitors may start to provide additional or complementary services. Additionally, technological advances may provide increased competition from a variety of sources. However, we believe the breadth and depth of our research assets position us well versus our competition. Although our market share has been increasing, increased competition may result in loss of market share, diminished value in our products and services, reduced pricing and increased marketing expenditures. We may not be successful if we cannot compete effectively on quality of research and analysis, timely delivery of information, customer service, the ability to offer products to meet changing market needs for information and analysis, or price.

Renewal of Research Business by Existing Clients. Some of our success depends on renewals of our subscription-based research products and services, which constituted 57% of total revenues for the first quarter of 2003 and 61% for the first quarter of 2002. These research subscription agreements have terms that generally range from twelve to thirty months. Our ability to maintain contract renewals is subject to numerous factors, including those described in this Quarterly Report. Client retention rates were 74% for both the first quarters of 2003 and 2002. Any material decline in retention rates or the amount of spending by clients could have an adverse impact on our revenues and our financial condition.

Non-Recurring Consulting Engagements. Consulting segment revenues constituted 30% and 33% of total revenues for the first quarter of 2003 and 2002, respectively. Such consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including those described in this Quarterly Report. Any material decline in our ability to replace consulting arrangements could have an adverse impact on our revenues and our financial condition.

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

International Operations. A substantial portion of our revenues is derived from sales outside of North America. As a result, our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of exchange rate fluctuations and tariffs and other trade barriers, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, different or overlapping tax structures, higher levels of United States taxation on foreign income, and the difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights in international jurisdictions. We rely on local distributors or sales agents in some international locations. If any of these arrangements are terminated by our agent or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis or clients of the local distributor or sales agent may not want to continue to do business with us or our new agent.

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

Indebtedness. We have incurred significant indebtedness through our 6% convertible notes, of which $357.3 million was outstanding at March 31, 2003, before reducing this balance for unamortized debt discount of $0.5 million. Additionally, we have a $200.0 million senior revolving credit facility under which we can incur significant additional indebtedness. The affirmative, negative and financial covenants of these debt facilities could limit our future financial flexibility. As a result of these covenants, our borrowing availability at March 31, 2003 was $51.4 million. The associated debt service costs could impair future operating results. Our outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital. On the maturity date of the 6% convertible notes, April 17, 2005, we must satisfy any remaining notes for cash equal to the face amount of the notes plus accrued interest; if none of the notes have been redeemed or converted by that date, such amount will be $403.2 million. The payment of this amount could materially adversely impact our future business and operating results.

Convertible Notes. Commencing on April 18, 2003, the holders of our 6% convertible notes (of which $357.3 million was outstanding at March 31, 2003) may elect to convert all or a portion of the notes to shares of our Class A Common Stock. If all or a substantial portion of the notes are converted, the note holders will own a substantial number of shares of our Class A Common Stock. Had the notes been convertible at March 31, 2003, the notes would have been convertible into 48.0 million shares of our Class A Common Stock, which would constitute 37% of our combined Class A and Class B Common Stock outstanding on that date. This is based upon the conversion price of $7.45 per share. If the holders elect to convert the notes, we may redeem them. See "Obligations and Commitments" and "Indebtedness" above. If we do not redeem the notes and all or a substantial portion of the notes are converted, the holder of the notes (SLP) will become our largest shareholder (based upon our shareholder base as of March 31, 2003). This, in turn, may (1) give SLP the ability to exercise significant control over the Company; (2) create significant dilution for other shareholders; and (3) cause volatility in our stock price. If we want to redeem the convertible notes in response to the note holders' election to convert, or on our own under certain circumstances, there can be no assurance that we will be able to obtain sufficient capital on a commercially reasonable basis, or at all, in order to fund a redemption. Even if we could obtain sufficient capital to fund a redemption, it could materially adversely impact our future business and operating results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2003, we have exposure to market risk for changes in interest rates primarily from borrowings under long-term debt which consists of a $200.0 million unsecured senior revolving credit facility with JPMorgan Chase Bank and $356.8 million of 6% convertible subordinated notes. At March 31, 2003, there were no amounts outstanding under the revolving credit facility and our borrowing availability was $51.4 million. Under the revolving credit facility, the interest rate on borrowings is LIBOR plus an additional 100 to 200 basis points based on our debt-to-EBITDA ratio. We believe that an increase or decrease of 10% in the effective interest rate on available borrowings from our senior revolving credit facility, if fully utilized, would not have a material effect on our future results of operations. If markets were to decline, we could be required to accrue interest on the 6% convertible debt that would exceed those based on current market rates. Each 25 basis point decrease in interest would have an associated annual opportunity cost of approximately $0.9 million based on the March 31, 2003 balance. Each 25 basis point increase or decrease in interest rates would have an approximate $0.5 million annual effect under the revolving credit facility if fully utilized.

Investment Risk

We are exposed to market risk as it relates to changes in the market value of our equity investments. We invest in equity securities of public and private companies directly and through SI I, a wholly-owned affiliate, and SI II, of which we own 34%. SI I and SI II are engaged in making venture capital investments in early to mid-stage IT-based or Internet-enabled companies. As of March 31, 2003, we had investments in equity securities totaling $10.4 million. Unrealized gains and losses net of deferred taxes are recorded as a separate component of accumulated other comprehensive (loss) income in the stockholders' (deficit) equity section of the Consolidated Balance Sheets. These investments are inherently risky as the businesses are typically in early development stages and may never develop. Further, certain of these investments are in publicly traded companies whose shares are subject to significant market price volatility. Adverse changes in market conditions and poor operating results of the underlying investments may result in us incurring additional losses or an inability to recover the original carrying value of our investments. If there were a 100% adverse change in the value of our equity portfolio as of March 31, 2003, this would result in a non-cash impairment charge of $10.4 million. We are continuing efforts to sell all of our investments owned through SI I and SI II.

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

From time to time we enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. At March 31, 2003, we had four foreign currency forward contracts outstanding. Foreign exchange forward contracts are reflected at fair value with gains and losses recorded currently in earnings.

The following table presents information about our foreign currency forward contracts outstanding as of March 31, 2003, expressed in U.S. dollar equivalents.

                                                                 FORWARD
    CURRENCY               CURRENCY            CONTRACT          EXCHANGE         UNREALIZED GAIN (LOSS)
    PURCHASED                SOLD               AMOUNT             RATE             AT MARCH 31, 2003              EXPIRATION DATE
    ---------              --------             ------           --------         ----------------------           ---------------
Great Britain Pound      U.S. Dollars       $6.3 million          0.6387               $8.3 thousand               April 23, 2003
Sterling

Swiss Francs             U.S. Dollars       $3.5 million          1.3862              $(8.7) thousand              April 23, 2003

Norwegian Krona          U.S. Dollars       $1.2 million          7.4405               $1.9 thousand               April 23, 2003

Euros                    U.S. Dollars       $1.1 million          1.0639              $(2.4) thousand              April 23, 2003

ITEM 4. CONTROLS AND PROCEDURES

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

Within 90 days prior to the filing of our Quarterly Report on Form 10-Q for the three month period ended March 31, 2003, the Company conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness and design of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Act.

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

PART II  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 13, 2003, the Company held its 2003 Annual Meeting of Stockholders. At the meeting, the Company's Class B stockholders were asked to vote upon the re-election of three Class B directors. Additionally, the Company's Class A and Class B stockholders were asked to approve the 2003 Long-Term Incentive Plan.

With respect to the re-election of directors, not less than 23,592,225 Class B shares were voted in favor of re-election, and not more than 2,937,710 Class B shares were withheld with respect to any nominee.

With respect to the approval of the 2003 Long-Term Incentive Plan, 33,598,220, or 53.7%, of the combined Class A and Class B shares were voted for approval, 26,962,956, or 43.1%, of the combined Class A and Class B shares were voted against approval, and 2,059,242, or 3.2%, of the combined Class A and Class B shares abstained. In connection with this proposal, there were 8,981,146 broker non-votes of Class A shares, and 2,344,602 broker non-votes of Class B shares. Accordingly, the Plan was approved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

   EXHIBIT
    NUMBER                             DESCRIPTION OF DOCUMENT
-------------------     -------------------------------------------------------
4.4c                    Amendment No. 4 to the Amended and Restated Credit
                        Agreement dated as of March 31, 2003.

99.1 (1)                Certification of Chief Executive Officer under Section
                        906 of the Sarbanes-Oxley Act of 2002.

99.2 (1)                Certification of Chief Financial Officer under Section
                        906 of the Sarbanes-Oxley Act of 2002.

     (1)                This document is being furnished in accordance with SEC
                        Release Nos. 33-8212 and 34-47551.

(b) Reports on Form 8-K

      The Company did not file a report on Form 8-K during the fiscal quarter ended March 31, 2003.

Items 1, 2, 3, and 5 are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Gartner, Inc.




Date     May 14, 2003                            /s/ Maureen E. O'Connell
                                                 ------------------------------
                                                 Maureen E. O'Connell
                                                 Executive Vice President
                                                 and Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                            CERTIFICATION PURSUANT TO
               RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      (1) I have reviewed this Quarterly Report on Form 10-Q (the "10-Q") of Gartner, Inc.;

      (2) Based on my knowledge, this 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this 10-Q;

      (3) Based on my knowledge, the financial statements, and other financial information included in this 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this 10-Q;

      (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this 10-Q is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this 10-Q (the "Evaluation Date"); and

            c) presented in this 10-Q our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant's other certifying officer and I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      (6) The registrant's other certifying officers and I have indicated in this 10-Q whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Michael D. Fleisher
-------------------------------
Michael D. Fleisher
Chief Executive Officer
May 14, 2003

                            CERTIFICATION PURSUANT TO
               RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      (1) I have reviewed this Quarterly Report on Form 10-Q (the "10-Q") of Gartner, Inc.;

      (2) Based on my knowledge, this 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this 10-Q;

      (3) Based on my knowledge, the financial statements, and other financial information included in this 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this 10-Q;

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

            b) evaluated the effectiveness of the registrant disclosure controls and procedures as of a date within 90 days prior to the filing date of this 10-Q (the "Evaluation Date"); and

            c) presented in this 10-Q our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant's other certified officer and I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors;

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      (6) The registrant's other certifying officer and I have indicated in this 10-Q whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Maureen E. O'Connell
---------------------------------
Maureen E. O'Connell
Chief Financial Officer
May 14, 2003