Form 10-Q
period 2003-06-30
GARTNER INC
filed 2003-08-14
CIK 749251

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

         The number of shares outstanding of the Registrant's capital stock as of July 31, 2003 was 48,802,712 shares of Class A Common Stock and 28,903,643 shares of Class B Common Stock.

                                TABLE OF CONTENTS

                                                                                                               Page
PART I              FINANCIAL INFORMATION

     ITEM 1:        FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets at June 30, 2003 and
                      December 31, 2002                                                                          3

                    Condensed Consolidated Statements of Operations for the
                      Three and Six Months Ended June 30, 2003 and 2002                                          4

                    Condensed Consolidated Statements of Cash Flows for the
                      Six Months Ended June 30, 2003 and 2002                                                    5

                    Notes to Condensed Consolidated Financial Statements                                         6

     ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS       14

     ITEM 3:        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                  27

     ITEM 4:        CONTROLS AND PROCEDURES                                                                     28

PART II             OTHER INFORMATION

     ITEM 6:        EXHIBITS AND REPORTS ON FORM 8-K                                                            29

PART I              FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

                                  GARTNER, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                                June 30,              December 31,
                                                                                                  2003                    2002
                                                                                               ----------              ----------
                                                                                               (unaudited)
 ASSETS
 Current assets:
    Cash and cash equivalents                                                                  $  166,685              $  109,657
    Fees receivable, net                                                                          226,086                 283,068
    Deferred commissions                                                                           22,167                  25,016
    Prepaid expenses and other current assets                                                      20,954                  30,425
                                                                                               ----------              ----------
 Total current assets                                                                             435,892                 448,166
 Property, equipment and leasehold improvements, net                                               63,460                  71,006
 Goodwill and other intangibles, net                                                              228,447                 226,114
 Other assets                                                                                      72,000                  71,018
                                                                                               ----------              ----------
 TOTAL ASSETS                                                                                  $  799,799              $  816,304
                                                                                               ==========              ==========

 LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current liabilities:
    Accounts payable and accrued liabilities                                                   $  133,226              $  140,891
    Deferred revenues                                                                             287,645                 305,887
                                                                                               ----------              ----------
 Total current liabilities                                                                        420,871                 446,778
 Long-term convertible debt                                                                       362,201                 351,539
 Other liabilities                                                                                 48,556                  46,688
                                                                                               ----------              ----------
 TOTAL LIABILITIES                                                                                831,628                 845,005

 STOCKHOLDERS' DEFICIT
    Preferred stock                                                                                     -                       -
    Common stock                                                                                       60                      60
    Additional paid-in capital                                                                    370,047                 368,090
    Unearned compensation, net                                                                     (2,430)                 (3,069)
    Accumulated other comprehensive loss, net                                                      (5,444)                (11,392)
    Accumulated earnings                                                                          161,585                 150,243
    Treasury stock, at cost                                                                      (555,647)               (532,633)
                                                                                               ----------              ----------
 TOTAL STOCKHOLDERS' DEFICIT                                                                      (31,829)                (28,701)
                                                                                               ----------              ----------
 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                   $  799,799              $  816,304
                                                                                               ==========              ==========

 See the accompanying notes to the condensed consolidated financial statements.

                                  GARTNER, INC.
                 Condensed Consolidated Statements of Operations
                (Unaudited, in thousands, except per share data)

                                                Three Months Ended         Six Months Ended
                                                     June 30,                  June 30,
                                                 2003         2002         2003         2002
                                              ---------    ---------    ---------    ---------
Revenues:
   Research                                   $ 117,793    $ 121,619    $ 233,517    $ 244,354
   Consulting                                    66,525       72,611      128,304      138,504
   Events                                        25,292       38,438       48,801       47,538
   Other                                          3,708        3,489        6,978        6,856
                                              ---------    ---------    ---------    ---------
Total revenues                                  213,318      236,157      417,600      437,252
Costs and expenses:
   Cost of services and product development     103,440      106,045      205,773      194,386
   Selling, general and administrative           80,730       84,412      164,234      170,444
   Depreciation                                   8,964       10,577       18,789       20,921
   Amortization of intangibles                      338          445          743          948
   Other charges                                      -            -        5,426       17,246
                                              ---------    ---------    ---------    ---------
Total costs and expenses                        193,472      201,479      394,965      403,945
                                              ---------    ---------    ---------    ---------
Operating income                                 19,846       34,678       22,635       33,307
Gain (loss) on investments                        5,491       (2,532)       5,522       (2,454)
Interest income                                     594          458        1,029          758
Interest expense                                 (6,136)      (5,740)     (12,183)     (11,371)
Other (expense) income, net                         (39)         452          496          436
                                              ---------    ---------    ---------    ---------
Income before income taxes                       19,756       27,316       17,499       20,676
Provision for income taxes                        6,902        9,061        6,157        6,737
                                              ---------    ---------    ---------    ---------
Net income                                    $  12,854    $  18,255    $  11,342    $  13,939
                                              =========    =========    =========    =========

Basic income per common share                 $    0.16    $    0.22    $    0.14    $    0.17
Diluted income per common share               $    0.13    $    0.16    $    0.14    $    0.15

Weighted average shares outstanding:
   Basic                                         79,234       83,719       79,863       84,166
   Diluted                                      127,959      132,299      128,260      132,645

 See the accompanying notes to the condensed consolidated financial statements.

                                  GARTNER, INC.
                 Condensed Consolidated Statements of Cash Flows
                            (Unaudited, in thousands)

                                                                         Six Months Ended
                                                                             June 30,
                                                                        2003         2002
                                                                      ---------    ---------
OPERATING ACTIVITIES:
Net income                                                            $  11,342    $  13,939
Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization of intangibles                          19,532       21,869
   Non-cash compensation                                                    511          595
   Tax benefit associated with employee exercise of stock options             -        1,338
   Deferred taxes                                                            68         (665)
   (Gain) loss from investments and sales of assets, net                 (5,522)       1,961
   Accretion of interest and amortization of debt issue costs            11,781       11,048
   Non-cash charges associated with impairment of long-lived assets           -        1,424
Changes in assets and liabilities:
   Fees receivable, net                                                  64,051       61,689
   Deferred commissions                                                   3,345        8,240
   Prepaid expenses and other current assets                             11,313       21,607
   Other assets                                                          (1,543)       7,822
   Deferred revenues                                                    (26,314)     (30,990)
   Accounts payable and accrued liabilities                             (10,390)      (7,966)
                                                                      ---------    ---------
CASH PROVIDED BY OPERATING ACTIVITIES                                    78,174      111,911
                                                                      ---------    ---------

INVESTING ACTIVITIES:
Proceeds from insurance recovery                                          5,464            -
Purchases of businesses                                                       -       (3,960)
Proceeds from sale of assets                                                  -          239
Investments                                                              (1,500)           -
Additions to property, equipment and leasehold improvements              (9,765)      (9,320)
                                                                      ---------    ---------
CASH USED IN INVESTING ACTIVITIES                                        (5,801)     (13,041)
                                                                      ---------    ---------

FINANCING ACTIVITIES:
Proceeds from stock issued for stock plans                                2,575       14,736
Payments for debt issuance costs                                           (220)        (238)
Purchase of treasury stock                                              (23,504)     (33,063)
                                                                      ---------    ---------
CASH USED IN FINANCING ACTIVITIES                                       (21,149)     (18,565)
                                                                      ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                51,224       80,305
EFFECTS OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                    5,804        2,152
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          109,657       27,431
                                                                      ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 166,685    $ 109,888
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

These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in our Transition Report on Form 10-KT for the transition period from October 1, 2002 to December 31, 2002. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management's knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2003 may not be indicative of the results of operations for the remainder of 2003.

Note 2 - Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This amendment provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company continues to account for stock-based compensation according to Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees". The adoption of SFAS No. 148 in the first quarter of 2003 required the Company to provide prominent disclosures about the effects of SFAS No. 123 on reported income and required it to disclose these effects in the interim financial statements (see Note 5).

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company does not expect the adoption of SFAS No. 149 will have a material impact on its financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The Company does not expect the adoption of SFAS 150 to have a material impact on its financial position, cash flows or results of operations.

Note 3 - Comprehensive Income

The components of comprehensive income for the three and six months ended June 30, 2003 and 2002 are as follows (in thousands):

                                                          Three Months Ended           Six Months Ended
                                                               June 30,                    June 30,
                                                          2003          2002          2003          2002
                                                        --------      --------      --------      --------
Net income                                              $ 12,854      $ 18,255      $ 11,342      $ 13,939
Other comprehensive income (loss):
   Foreign currency translation adjustments                5,756         1,684         5,955          (115)
   Net unrealized losses on investments, net of tax          (11)          (26)           (7)         (345)
                                                        --------      --------      --------      --------
Other comprehensive income (loss)                          5,745         1,658         5,948          (460)
                                                        --------      --------      --------      --------
Comprehensive income                                    $ 18,599      $ 19,913      $ 17,290      $ 13,479
                                                        ========      ========      ========      ========

The balance of unrealized holding losses, net of tax, at June 30, 2003 was $0.2 million.

Note 4 - Computations of Income per Share of Common Stock

The following table sets forth the reconciliation of the basic and diluted income per share (in thousands, except per share data):

                                                                 Three Months Ended        Six Months Ended
                                                                      June 30,                 June 30,
                                                                 2003         2002         2003         2002
                                                               --------     --------     --------     --------
NUMERATOR:
Net income used for calculating basic income per share         $ 12,854     $ 18,255     $ 11,342     $ 13,939
After-tax interest on convertible long-term debt                  3,323        3,132        6,567        6,190
                                                               --------     --------     --------     --------
Income used for calculating diluted income per share           $ 16,177     $ 21,387     $ 17,909     $ 20,129
                                                               ========     ========     ========     ========

DENOMINATOR:
Weighted average number of common shares used in
    the calculation of basic income per share                    79,234       83,719       79,863       84,166
      Common stock equivalents associated with stock
         compensation plans                                         413        2,929          440        3,164
      Weighted average number of shares associated
         with convertible long-term debt                         48,312       45,651       47,957       45,315
                                                               --------     --------     --------     --------
Shares used in the calculation of diluted income per share      127,959      132,299      128,260      132,645
                                                               ========     ========     ========     ========

Basic income per share                                         $   0.16     $   0.22     $   0.14     $   0.17
                                                               ========     ========     ========     ========
Diluted income per share                                       $   0.13     $   0.16     $   0.14     $   0.15
                                                               ========     ========     ========     ========

For the three and six months ended June 30, 2003 and 2002, unvested restricted stock awards were not included in the computation of diluted income per share because the effect would have been anti-dilutive. For the three months ended June 30, 2003 and 2002, options to purchase 31.9 million and 13.7 million shares, respectively, of Class A Common Stock of the Company were not included in the computation of diluted income per share because the effect would have been anti-dilutive. For the six months ended June 30, 2003 and 2002, options to purchase 32.2 million and 14.0 million shares, respectively, of Class A Common Stock of the Company were not included in the computation of diluted income per share because the effect would have been anti-dilutive.

Note 5 - Accounting for Stock-Based Compensation

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

If compensation for employee options had been determined based on SFAS 123, the Company's pro forma net income, and pro forma income per share would have been as follows (in thousands, except per share data):

                                                               Three Months Ended                Six Months Ended
                                                                    June 30,                         June 30,
                                                               2003            2002            2003            2002
                                                            ----------      ----------      ----------      ----------
Net income as reported                                      $   12,854      $   18,255      $   11,342      $   13,939
      Add: Stock-based compensation expense
         included in net income as reported, net of tax            169             193             332             387
      Deduct: Pro forma employee stock-based
         compensation cost, net of tax                          (3,603)         (7,118)         (9,300)        (14,758)
                                                            ----------      ----------      ----------      ----------
Pro forma net income (loss)                                 $    9,420      $   11,330      $    2,374      $     (432)
                                                            ==========      ==========      ==========      ==========

Basic income (loss) per share:
      As reported                                           $     0.16      $     0.22      $     0.14      $     0.17
      Pro forma                                             $     0.12      $     0.14      $     0.03      $    (0.01)

Diluted income (loss) per share:
      As reported                                           $     0.13      $     0.16      $     0.14      $     0.15
      Pro forma                                             $     0.10      $     0.11      $     0.03      $    (0.01)

The fair value of the Company's stock plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted in the following periods:

                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                     2003        2002        2003      2002
                                    ------      ------      ------     ----
Expected dividend yield                0%           0%          0%        0%
Expected stock price volatility       41%          50%         43%       50%
Risk-free interest rate              1.7%         3.2%        1.9%      3.2%
Expected life in years               3.4          3.5         3.4       3.5

Note 6 - Net Gain on Sale of Investments

On September 1, 1998, the Company sold GartnerLearning, a division of the Company that provides technology based training and services for IT professionals to NETg Inc. ("NETg"), a subsidiary of Harcourt, Inc. (formerly Harcourt Brace & Company), and recorded a pre-tax loss of approximately $2.0 million. In addition, the Company recorded an additional loss of $6.7 million during the twelve month period ended September 30, 2000 in connection with a negotiated settlement of a claim arising from the sale of GartnerLearning. The claim asserted that the Company had breached a contractual commitment under a joint venture agreement to co-produce a product when GartnerLearning was sold. During the second quarter of 2003, the Company received proceeds of approximately $5.5 million on an insurance claim associated with the 2000 negotiated settlement.

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

                                  Research      Consulting     Events         Other      Consolidated
                                 ---------      ---------     ---------     ---------    ------------
     THREE MONTHS ENDED
       JUNE 30, 2003:
Revenues                         $ 117,793      $  66,525     $  25,292     $   3,708     $ 213,318
Gross Contribution                  75,401         22,743        10,532         2,592       111,268
Corporate and other expenses                                                                (91,422)
                                                                                          ---------
Operating income                                                                          $  19,846
                                                                                          =========

     THREE MONTHS ENDED
       JUNE 30, 2002:
Revenues                         $ 121,619      $  72,611     $  38,438     $   3,489     $ 236,157
Gross Contribution                  79,644         27,756        17,746         2,368       127,514
Corporate and other expenses                                                                (92,836)
                                                                                          ---------
Operating income                                                                          $  34,678
                                                                                          =========

      SIX MONTHS ENDED
       JUNE 30, 2003:
Revenues                         $ 233,517      $ 128,304     $  48,801     $   6,978     $ 417,600
Gross Contribution                 149,051         43,628        18,932         4,960       216,571
Corporate and other expenses                                                               (193,936)
                                                                                          ---------
Operating income                                                                          $  22,635
                                                                                          =========

      SIX MONTHS ENDED
       JUNE 30, 2002:
Revenues                         $ 244,354      $ 138,504     $  47,538     $   6,856     $ 437,252
Gross Contribution                 162,628         50,289        21,971         3,898       238,786
Corporate and other expenses                                                               (205,479)
                                                                                          ---------
Operating income                                                                          $  33,307
                                                                                          =========

Note 8 - Intangible Assets

The following table presents the Company's intangible assets subject to amortization (in thousands):

                                       June 30, 2003                         December 31, 2002
                            -----------------------------------     -----------------------------------
                                        Accumulated                             Accumulated
                              Gross    Amortization       Net         Gross    Amortization      Net
                            --------   ------------    --------     --------   ------------    --------
Non-compete agreements      $ 13,079     $(11,977)     $  1,102     $ 12,910     $(11,157)     $  1,753
Trademarks & tradenames        1,808       (1,395)          413        1,808       (1,307)          501
                            --------     --------      --------     --------     --------      --------
Total                       $ 14,887     $(13,372)     $  1,515     $ 14,718     $(12,464)     $  2,254
                            ========     ========      ========     ========     ========      ========

Aggregate amortization expense for the three and six month periods ended June 30, 2003 was $0.3 million and $0.7 million, respectively. Aggregate amortization expense for the three and six month periods ended June 30, 2002 was $0.4 million and $0.9 million, respectively. The estimated future amortization expense of purchased intangibles is as follows (in thousands):

2003 (remaining six months)                         $    853
2004                                                     470
2005                                                     107
2006                                                      63
2007                                                      22
                                                    --------
                                                    $  1,515
                                                    ========

Note 9 - Other Charges

During the first quarter of 2003, the Company recorded other charges of $5.4 million associated with workforce reductions initiated during that quarter. The charge was for costs for employee termination severance payments and related benefits. This workforce reduction resulted in the termination of 92 employees and the payment of $3.4 million during the six months ended June 30, 2003.

Other charges recorded in prior periods included:

- During Transition 2002, the Company recorded other charges of $32.2 million. Of these charges, $13.3 million relates to costs and losses associated with the elimination and reduction of excess facilities, principally leased facilities and ongoing lease costs and losses associated with sub-lease arrangements. In addition, approximately $18.9 million of these charges are associated with the Company's workforce reduction, the elimination of 175 positions, initiated during that period and are for employee termination severance payments and related benefits. During the six months ended June 30, 2003, the Company paid $9.1 million of termination benefits associated with this workforce reduction.

- During the three months ended March 31, 2002, the Company recorded other charges of $17.2 million. Of these charges, $10.0 million relates to costs and losses associated with the elimination of excess facilities, principally leased facilities and ongoing lease costs and losses associated with sub-lease arrangements. In addition, approximately $5.8 million of these charges are associated with the Company's workforce reduction initiated during that period and are for related employee termination severance payments and related benefits. This workforce reduction resulted in the elimination of approximately 100 positions. The remaining $1.4 million relates to the impairment of certain database-related assets.

- During the twelve months ended September 30, 2001, the Company recorded other charges of $46.6 million. Of these charges, $24.8 million are associated with the Company's workforce reduction, the elimination of 383 positions, initiated in April 2001. During the six months ended June 30, 2003, the Company paid $0.1 million of termination severance payments and related benefits associated with this workforce reduction. Approximately $14.3 million of the other charges are associated with the write-down of goodwill and other long-lived assets to net realizable value as a result of the Company's decision to discontinue certain unprofitable products, and $7.5 million of the charge is associated primarily with the write-off of internally developed systems in connection with the launch of gartner.com and seat-based pricing.

The following table summarizes the activity related to the liability for the restructuring programs recorded as other charges (in thousands):

                                                    Workforce      Excess
                                                    Reduction    Facilities       Asset
                                                      Costs        Costs       Impairments      Total
                                                    ---------    ----------    -----------    --------
Accrued Liability at December 31, 2001              $  2,889      $      -      $      -      $  2,889
       Charges during six months ended
          June 30, 2002                                5,808        10,014         1,424        17,246
       Non-cash charges                                 (120)       (2,663)       (1,424)       (4,207)
       Payments                                       (7,144)       (2,529)            -        (9,673)
                                                    --------      --------      --------      --------
Accrued Liability at June 30, 2002                     1,433         4,822             -         6,255
       Payments during remainder of fiscal 2002         (775)         (734)            -        (1,509)
                                                    --------      --------      --------      --------
Accrued Liability at September 30, 2002                  658         4,088             -         4,746
       Charges during Transition 2002                 18,899        13,267             -        32,166
       Non-cash charges                                 (601)         (659)            -        (1,260)
       Payments                                       (7,233)         (760)            -        (7,993)
                                                    --------      --------      --------      --------
Accrued Liability at December 31, 2002                11,723        15,936             -        27,659
       Charges during six months ended
          June 30, 2003                                5,426             -             -         5,426
       Payments                                      (12,627)       (3,882)            -       (16,509)
                                                    --------      --------      --------      --------
Accrued Liability at June 30, 2003                  $  4,522      $ 12,054      $      -      $ 16,576
                                                    ========      ========      ========      ========

The non-cash charges for workforce reductions result from the establishment of a new measurement date for certain stock options upon the modification of the exercise term. The Company expects to pay the remaining workforce reduction costs by the end of the first quarter of 2004.

Note 10 - Stock Repurchase Program

On July 19, 2001, the Company's Board of Directors approved the repurchase of up to $75.0 million of Class A and Class B Common Stock. On July 25, 2002, the Company's Board of Directors increased the authorized stock repurchase program from the previously approved $75 million to up to $125 million of its Class A and Class B Common Stock. On July 24, 2003, the Company's Board of Directors authorized an increase of $75 million in the stock repurchase program bringing the total authorization to date to $200 million. During the six months ended June 30, 2003, the Company repurchased 2,303,104 shares of its Class A Common Stock and 803,450 shares of its Class B Common Stock at an aggregate cost of $23.5 million under this program. On a cumulative basis at June 30, 2003, the Company has purchased $107.2 million of its stock under this stock repurchase program.

Note 11 - Contingencies

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. The Company believes the outcome of all current proceedings, claims and litigation will not have a material effect on the Company's financial position or results of operations when resolved in a future period.

The Company has various agreements in which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company's obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of June 30, 2003, management was not aware of any indemnification agreements that would require material payments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management's Discussion and Analysis (MD&A) is to help facilitate the understanding of significant factors influencing the operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes included in this report and our consolidated financial statements and related notes in our Transition Report on Form 10-KT for the three month transition period ended December 31, 2002. Historical results and percentage relationships are not necessarily indicative of operating results for future periods.

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

BUSINESS MEASURES

We believe the following business measurements are important performance indicators for our business segments.

REVENUE CATEGORY                BUSINESS MEASUREMENTS
----------------        ----------------------------------------
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
----------------        ----------------------------------------
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

The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that have a 30-day cancellation clause, but have not produced material cancellations to date. It is our policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue, since the contract represents a legally enforceable claim. For those government contracts that permit termination, the Company bills the client the full amount billable under the contract but only records a receivable equal to the earned portion of the contract. In addition, the Company only records deferred revenue on these government contracts when cash is received. Deferred revenues attributable to government contracts were $27.2 million and $29.3 million at June 30, 2003 and December 31, 2002, respectively. In addition, at June 30, 2003 and December 31, 2002, the Company had not recognized uncollected receivables or deferred revenues, relating to government contracts that permit termination, of $4.7 million in both periods.

UNCOLLECTIBLE ACCOUNTS RECEIVABLE - Provisions for bad debts are recognized as incurred. The measurement of likely and probable losses and the allowance for uncollectible accounts receivable is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires material estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients' liquidity and credit quality, other factors negatively impacting our clients' ability to pay their obligations as they come due, and the quality of our collection efforts. Total trade receivables at June 30, 2003 were $233.1 million, against which an allowance for losses of approximately $7.0 million was provided. Total trade receivables at December 31, 2002 were $290.1 million, against which an allowance for losses of approximately $7.0 million was provided.

IMPAIRMENT OF INVESTMENT SECURITIES - A charge to earnings is made when a market decline below cost is other than temporary. Management regularly reviews each investment security for impairment based on criteria that include: the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, the valuation of comparable companies, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. Total investments in equity securities were $11.6 million and $10.7 million at June 30, 2003 and December 31, 2002, respectively.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS - The evaluation of goodwill is performed in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Among other requirements, this standard eliminated goodwill amortization upon adoption and required an initial assessment for goodwill impairment within six months of adoption and at least annually thereafter. The evaluation of other intangible assets is performed on a periodic basis. These assessments require management to estimate the fair value of our reporting units based on estimates of future business operations and market and economic conditions in developing long-term forecasts. If we determine the fair values are less than the carrying amount of goodwill recorded on our Consolidated Balance Sheets, we must recognize an impairment in our financial statements. The carrying amount of goodwill at June 30, 2003 was $226.9 million. Goodwill is evaluated for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important in determining whether an impairment may exist include: significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, and significant negative industry or economic trends.

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

RESULTS OF OPERATIONS

OVERALL RESULTS

TOTAL REVENUES decreased 10% in the second quarter of 2003 to $213.3 million compared to $236.2 million for the second quarter of 2002 and decreased 4% when comparing the first six months of 2003 to the first six months of 2002. The decrease in total revenues was a result of a decline in demand throughout the entire technology sector and the overall weakness in the economy generally, partially offset by the positive effects of foreign currency. The decrease in revenues for the second quarter of 2003 as compared to the second quarter of 2002 was larger than the year-to-date percentage decline due to the timing of Spring Symposium, which was held in the first quarter of 2003 as compared to the second quarter of 2002. Please refer to the section of this MD&A entitled "Segment Results" for a further discussion of revenues by segment.

COST OF SERVICES AND PRODUCT DEVELOPMENT decreased $2.6 million, or 2%, to $103.4 million in the second quarter of 2003 from $106.0 million in the second quarter of 2002 and increased 6% when comparing the first six months of 2003 to the first six months of 2002. The increase in cost of services and product development for the first six months of 2003 resulted primarily from investments in Gartner EXP, Gartner G2, membership programs, product development and database management and higher conference related expenses. Additionally, cost of services increased due to the effects of foreign currency translation. The decrease in costs of services and product development when comparing the second quarter of 2003 with the second quarter of 2002 was due to the timing of the Spring Symposium, which was held in the first quarter of 2003 as compared to the second quarter of 2002. The decrease in cost of services in the quarter comparison caused by timing of events was partially offset by the factors previously mentioned.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $3.7 million, or 4%, to $80.7 million in the second quarter of 2003 from $84.4 million in the second quarter of 2002. SG&A expenses also decreased 4% to $164.2 million from $170.4 million when comparing the first six months of 2003 to the first six months of 2002. The decrease was primarily the result of lower headcount and lower commission expenses, partially offset by the effects of foreign currency translation.

DEPRECIATION EXPENSE for the second quarter of 2003 decreased 15% to $9.0 million, compared to $10.6 million for the second quarter of 2002 and decreased 10% when comparing the first six months of 2003 to the first six months of 2002. The decrease was due to a reduction in capital spending over the past several quarters, which has led to a decrease in depreciation expense. In addition, costs capitalized during 2000 associated with the launch of the gartner.com web site in January 2001 have been fully depreciated as of the beginning of 2003.

AMORTIZATION OF INTANGIBLES decreased when comparing the quarterly and six month period ending June 30, 2003 to the same period in 2002 due to certain intangible assets having been fully amortized over the past year.

OTHER CHARGES of $5.4 million during the first six months of 2003 were for costs for employee termination severance and benefits associated with workforce reductions initiated during the first quarter of 2003. This workforce reduction has resulted in the termination of 92 employees, or approximately 2% of the Company's workforce. During the first six months of 2002, Other charges were $17.2 million. Of these charges, $10.0 million related to costs and losses associated with the elimination of excess facilities, principally leasehold improvements and ongoing lease costs and losses associated with sub-lease arrangements. In addition, approximately $5.8 million of these charges were associated with our workforce reduction initiated during the first quarter of 2002 and were for employee termination severance and benefits. This workforce reduction resulted in the elimination of approximately 100 positions, or approximately 2% of the Company's workforce. Payments associated with the workforce reduction are expected to be completed by the end of the first quarter of 2004. The remaining $1.4 million relates to the impairment of certain database-related assets. We are funding all of these costs out of operating cash flows.

INTEREST EXPENSE increased when comparing the quarterly and six month periods of 2003 to the same periods in 2002 due to the compounding of interest on our long-term convertible debt.

GAIN (LOSS) ON INVESTMENTS for the three and six months ended June 30, 2003 includes a $5.5 million insurance recovery received during the second quarter of 2003 associated with previously incurred losses arising from the sale of a business. The loss on investments for the three and six month periods ended June 30, 2002 was caused primarily by the recognition of impairment losses related to equity securities owned by us through SI I and SI II. SI I and SI II are venture capital funds engaged in making investments in early to mid-stage IT-based or Internet-enabled companies. We own 100% of SI I and 34% of SI II.

OTHER (EXPENSE) INCOME, NET for the second quarter and the first six months of 2003 primarily consist of net foreign exchange losses and gains. Other (expense) income, net for the second quarter of 2002 also consists primarily of net foreign exchange gains. For the six months ended June 30, 2002, other (expense) income, net includes a $0.5 million gain from the sale of certain assets during the first quarter of 2002. Net gains and losses from foreign exchange for the first six months of 2002 were minimal.

PROVISION FOR INCOME TAXES was 34.9% and 35.2% of income before income taxes for the three and six months ended June 30, 2003, respectively. Excluding the effect of the insurance recovery, the tax rate for the 2003 periods was approximately 33%, consistent with the tax rate for the 2002 periods.

BASIC AND DILUTED INCOME PER COMMON SHARE was $0.16 and $0.13, respectively, for the second quarter of 2003, compared to $0.22 and $0.16, respectively, for the second quarter of 2002. The insurance recovery favorably impacted diluted income per share by $0.03 during the second quarter of 2003, while the impairment of investments unfavorably impacted diluted income per share by $0.01 during the second quarter of 2002. Basic and diluted income per common share was $0.14 for the six months ended June 30, 2003, and was $0.17 and $0.15, respectively, for the six months ended June 30, 2002. For the first six months of 2003, the $0.03 favorable impact of the insurance recovery was offset by the restructuring recorded as Other charges, which unfavorably impacted diluted income per share by $0.03. In addition to the $0.01 unfavorable impact of the impairment of investments, the restructuring charges during the first six months of 2002 impacted diluted income per share by $0.09 unfavorably.

SEGMENT RESULTS

We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain selling, general and administrative expenses, depreciation, amortization of intangibles and other charges. Gross contribution margin is defined as gross contribution as a percentage of revenues.

RESEARCH

Research revenues decreased 3% when comparing the second quarters of 2003 and 2002 and decreased 4% when comparing the first six months of 2003 with the same period of 2002. The decrease was due to lower demand throughout the entire technology sector and to the overall weakness in the economy generally.

Research gross contribution of $75.4 million for the second quarter of 2003 decreased 5% from $79.6 million for the second quarter of 2002, while gross contribution margin for the second quarter of 2003 decreased to 64% from 65% in the prior year period. For the six months ended June 30, 2003, gross contribution decreased to $149.1 million, or a 64% contribution margin, from $162.6 million, or a 67% contribution margin. The decrease in gross contribution and gross contribution margin is a result of the lower revenues and costs associated with investments in Gartner EXP, Gartner G2, membership programs, product development and marketing and database management.

Research contract value, which consists of the annualized value of all subscription-based research products with ratable revenue recognition, was $468.5 million at June 30, 2003, a decrease of 7% from $502.9 million at June 30, 2002. At June 30, 2003, our client retention rates increased 1% to 75% as compared to the same measure at the end of the first quarter of 2003. The decrease in contract value reflects a decline in demand throughout the entire technology and finance industries as our large clients in these industries continue to constrain their spending.

CONSULTING

Consulting revenues decreased 8% to $66.5 million for the second quarter of 2003 and decreased 7% to $128.3 million for the first six months of 2003 as compared to the same periods of 2002. Lower billable headcount and lower utilization caused the decrease in revenues. Workforce reductions over the past year have resulted in reduced billable headcount in response to the lower demand in the technology sector.

Consulting gross contribution of $22.7 million for the second quarter of 2003 decreased 18% from $27.8 million for the second quarter of 2002, and contribution margin for the second quarter of 2003 decreased to 34% from 38% in the prior year quarter. Gross contribution of $43.6 million for the first six months of 2003 decreased 13% from $50.3 million for the same period of 2002, with contribution margin for the period decreasing to 34% from 36%. The decrease in the gross contribution margin was primarily attributable to lower consultant utilization rates. We continue to focus on larger engagements and on a limited set of practices and markets in which we can achieve significant penetration.

Consulting backlog, which represents future revenues to be recognized from in-process consulting, measurement and strategic advisory services engagements decreased 27% to $91.0 million at June 30, 2003, compared to $124.4 million at June 30, 2002. Consulting backlog decreased due to the decline in demand throughout the entire technology sector, as technology customers continue to constrain spending.

EVENTS

Events revenues decreased 34% to $25.3 million for the second quarter of 2003, compared to $38.4 million for the second quarter of 2002. The decrease was primarily due to the timing of Spring Symposium and certain Vision events, which were held in the first quarter of 2003 instead of the second quarter, as in 2002. The decrease in revenues due to the timing of these events was approximately $11 million. For the six month period ended June 30, 2003 Events revenues increased 3% to $48.8 million compared to $47.5 million during 2002, due to the performance of new events added during 2003 and the favorable effects of foreign currency translation.

Gross contribution of $10.5 million, or 42% of revenues, for the second quarter of 2003 decreased from $17.7 million, or 46% of revenues, for the second quarter of 2002. The decrease in gross contribution margin was due primarily to the timing of Spring Symposium, which was an event that contributed higher margin during 2002 relative to other events held in 2002. Gross contribution of $18.9 million, or 39% of revenues, for the first six months of 2003 decreased from $22.0 million, or 46% of revenues, for the first six months of 2002. The decrease in gross contribution margin was due primarily to increased personnel expenses, increased event marketing costs, and higher costs for conferences due to certain conferences increasing in size causing an upgrade in event hosting facilities.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $78.2 million for the six months ended June 30, 2003 compared to $111.9 million for the six months ended June 30, 2002. The net decrease in cash flow from operating activities of $33.7 million was due primarily to receipt of tax refunds of $17.6 million during the first six months of 2002 for capital loss and foreign tax credit carrybacks. We were a taxpayer during the first six months of 2003. In addition, we incurred $6.8 million of higher payments relating to our restructuring programs during the first six months of 2003 as compared to the first six months of 2002.

Cash used in investing activities was $5.8 million for the six months ended June 30, 2003, compared to $13.0 million for the six months ended June 30, 2002. The decrease was due primarily to the proceeds received from an insurance recovery of $5.5 million during 2003 associated with a previously incurred loss on a claim resulting from the sale of a business. Additionally, during 2002 we spent $4.0 million relating to the purchase of the remaining 49.9% of People3, Inc. not previously owned by us. During the first six months of 2003, we funded $1.5 million of our investment commitment to SI II, reducing our remaining commitment to $4.4 million. During the first six months of 2003, we spent $9.8 million on additions to property and equipment compared with $9.3 million in the prior year.

Cash used in financing activities totaled $21.1 million for the six months ended June 30, 2003, compared to $18.6 million for the six months ended June 30, 2002. We purchased $23.5 million of common stock for treasury during the first six months of 2003 as compared to $33.1 million during the same period in the prior year. We received proceeds from stock issued for stock plans of $2.6 million during the first half of 2003 as compared to $14.7 million during the same period in the prior year.

We have a $200.0 million unsecured senior revolving credit facility led by JPMorgan Chase Bank. At June 30, 2003, there were no amounts outstanding under the facility. We are subject to certain customary affirmative, negative and financial covenants under this credit facility, and continued compliance with these covenants preclude us from borrowing the maximum amount of the credit facility from time to time. These covenants are primarily based on financial results and other measures such as contract value. As a result of these covenants, our borrowing availability at June 30, 2003 was $77.8 million.

On April 17, 2000, we issued, in a private placement transaction, $300.0 million of 6% convertible subordinated notes to Silver Lake Partners, L.P. and certain of Silver Lake's affiliates ("SLP"). Interest accrues semi-annually by a corresponding increase in the face amount of the convertible notes. Accordingly, $62.6 million has been added to the face amount of the convertible notes' balance outstanding at June 30, 2003, resulting in a balance outstanding of $362.6 million on that date, before reducing this balance for unamortized debt discount of $0.4 million. These notes are due and payable on April 17, 2005.

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

Under the terms of the notes, as of April 18, 2003, SLP may convert all or a portion of the notes to Class A Common Stock. If SLP initiates a conversion, we have the option of redeeming all the notes for cash at a price based on the number of shares into which the notes would be converted (at a conversion price of $7.45 per share) and the market price on the date the notice of conversion is given. If we were to redeem all of the notes for cash in response to SLP's election to convert the notes to Class A Common Stock, we would incur a significant earnings charge at the time of the redemption equal to the difference between the market value of our Class A Common Stock at the time of redemption at the conversion price of $7.45 per share and the carrying value of the notes. At June 30, 2003, the notes were convertible into 48.7 million shares with a total market value of $368.9 million, using our June 30, 2003 Class A Common Stock market price of $7.58 per share. On the maturity date, April 17, 2005, we must satisfy any remaining notes for cash equal to the face amount of the notes plus accrued interest; if none of the notes have been redeemed or converted on that date, such amount will be $403.2 million.

We also issue letters of credit in the ordinary course of business. As of June 30, 2003, we had letters of credit outstanding with JPMorgan Chase Bank for $1.2 million, The Bank of New York for $2.0 million, and others for $0.1 million.

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

Stock Repurchase Program

On July 19, 2001, our Board of Directors approved the repurchase of up to $75.0 million of Class A and Class B Common Stock. On July 25, 2002, our Board of Directors increased the authorized stock repurchase program from the previously approved $75 million to up to $125 million of its Class A and Class B Common Stock. On July 24, 2003, the Company's Board of Directors authorized an increase of $75 million in the stock repurchase program bringing the total authorization to date to $200 million. During the six months ended June 30, 2003, we repurchased 2,303,104 shares of our Class A Common Stock and 803,450 shares of our Class B Common Stock at an aggregate cost of $23.5 million under this program. On a cumulative basis at June 30, 2003, the Company has purchased $107.2 million of its stock under this program. We expect to make repurchases from time to time over the next two years through open market purchases, block trades or otherwise. Repurchases are subject to the availability of the stock, prevailing market conditions, the trading price of the stock, and our financial performance. Repurchases will be funded from cash flow from operations and possible borrowings under our existing credit facility.

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

Over the past couple of years, we have seen a decrease in overall technology spending due to the economic environment. In response to the decrease in technology spending, we have attempted to constrain spending and have implemented cost reduction programs to reduce workforce and facilities costs. The timing of the cost reductions does not necessarily coincide with the timing of decreases in revenues, but is anticipated to provide future benefit in the form of lower expenses. While we have reduced certain costs, we also plan to maintain a level of spending sufficient for us to be in a position to grow if and when economic conditions improve.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This amendment provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. We continue to account for stock-based compensation according to Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees". The adoption of SFAS No. 148 in the first quarter of 2003 required us to provide prominent disclosures about the effects of SFAS No. 123 on reported income and required it to disclose these effects in the interim financial statements (see Note 5 to the Condensed Consolidated Financial Statements).

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. We do not expect the adoption of SFAS No. 149 will have a material impact on our financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The Company does not expect the adoption of SFAS 150 to have a material impact on its financial position, cash flows or results of operations.

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

Renewal of Research Business by Existing Clients. Some of our success depends on renewals of our subscription-based research products and services, which constituted 56% of total revenues for the first six months of 2003 and 2002. These research subscription agreements have terms that generally range from twelve to thirty months. Our ability to maintain contract renewals is subject to numerous factors, including those described in this Quarterly Report. Client retention rates were 75% for both the second quarters of 2003 and 2002. Any material decline in retention rates or the amount of spending by clients could have an adverse impact on our revenues and our financial condition.

Non-Recurring Consulting Engagements. Consulting segment revenues constituted 31% and 32% of total revenues for the first six months of 2003 and 2002, respectively. Such consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including those described in this Quarterly Report. Any material decline in our ability to replace consulting arrangements could have an adverse impact on our revenues and our financial condition.

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

Indebtedness. We have incurred significant indebtedness through our 6% convertible notes, of which $362.6 million was outstanding at June 30, 2003, before reducing this balance for unamortized debt discount of $0.4 million. Additionally, we have a $200.0 million senior revolving credit facility under which we can incur significant additional indebtedness, although there were no amounts outstanding at June 30, 2003. The affirmative, negative and financial covenants of these debt facilities could limit our future financial flexibility. As a result of these covenants, our borrowing availability at June 30, 2003 was $77.8 million. The associated debt service costs could impair future operating results. Our outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital. On the maturity date of the 6% convertible notes, April 17, 2005, we must satisfy any remaining notes for cash equal to the face amount of the notes plus accrued interest; if none of the notes have been redeemed or converted by that date, such amount will be $403.2 million. The payment of this amount could materially adversely impact our future business and operating results.

Convertible Notes. Since April 18, 2003, the holders of our 6% convertible notes (of which $362.6 million was outstanding at June 30, 2003) have the ability to elect to convert all or a portion of the notes to shares of our Class A Common Stock. If all or a substantial portion of the notes are converted, the note holders will own a substantial number of shares of our Class A Common Stock. At June 30, 2003, the notes were convertible into 48.7 million shares of our Class A Common Stock, which would constitute 38% of our combined Class A and Class B Common Stock outstanding on that date. This is based upon the conversion price of $7.45 per share. If the holders elect to convert the notes, we may redeem them. See "Indebtedness" above. If we do not redeem the notes and all or a substantial portion of the notes are converted, the holder of the notes (SLP) will become our largest shareholder (based upon our shareholder base as of June 30, 2003). This, in turn, may (1) give SLP the ability to exercise significant control over the Company; (2) create significant dilution for other shareholders; and (3) cause volatility in our stock price. If we want to redeem the convertible notes in response to the note holders' election to convert, or on our own under certain circumstances, there can be no assurance that we will be able to obtain sufficient capital on a commercially reasonable basis, or at all, in order to fund a redemption. Even if we could obtain sufficient capital to fund a redemption, it could materially adversely impact our future business and operating results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2003, we have exposure to market risk for changes in interest rates primarily from borrowings under long-term debt which consists of a $200.0 million unsecured senior revolving credit facility with JPMorgan Chase Bank and $362.6 million of 6% convertible subordinated notes. At June 30, 2003, there were no amounts outstanding under the revolving credit facility and our borrowing availability was $77.8 million. Under the revolving credit facility, the interest rate on borrowings is LIBOR plus an additional 100 to 200 basis points based on our debt-to-EBITDA ratio. We believe that an increase or decrease of 10% in the effective interest rate on available borrowings from our senior revolving credit facility, if fully utilized, would not have a material effect on our future results of operations. If markets were to decline, we could be required to accrue interest on the 6% convertible debt that would exceed those based on current market rates. Each 25 basis point decrease in interest would have an associated annual opportunity cost of approximately $0.9 million based on the June 30, 2003 balance. Each 25 basis point increase or decrease in interest rates would have an approximate $0.5 million annual effect under the revolving credit facility if fully utilized.

Investment Risk

We are exposed to market risk as it relates to changes in the market value of our equity investments. We invest in equity securities of public and private companies directly and through SI I, a wholly-owned affiliate, and SI II, of which we own 34%. SI I and SI II are engaged in making venture capital investments in early to mid-stage IT-based or Internet-enabled companies. As of June 30, 2003, we had investments in equity securities totaling $11.6 million. Unrealized gains and losses net of deferred taxes are recorded as a separate component of accumulated other comprehensive income (loss) in the stockholders' deficit section of the Consolidated Balance Sheets. These investments are inherently risky as the businesses are typically in early development stages and may never develop. Further, certain of these investments are in publicly traded companies whose shares are subject to significant market price volatility. Adverse changes in market conditions and poor operating results of the underlying investments may result in us incurring additional losses or an inability to recover the original carrying value of our investments. If there were a 100% adverse change in the value of our equity portfolio as of June 30, 2003, this would result in a non-cash impairment charge of $11.8 million. We are continuing efforts to sell all of our investments owned through SI I and SI II.

Foreign Currency Exchange Risk

We face two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the stockholders' deficit section of the Consolidated Balance Sheets. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the United States dollar. Since the functional currency of our foreign operations are generally denominated in the local currency of our subsidiaries, the foreign currency translation adjustments are reflected as a component of stockholders' equity and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in results of operations.

From time to time we enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. At June 30,

2003, we had two foreign currency forward contracts outstanding. Foreign exchange forward contracts are reflected at fair value with gains and losses recorded currently in earnings.

The following table presents information about our foreign currency forward contracts outstanding as of June 30, 2003, expressed in millions of U.S. dollar equivalents.

                                    Currency            Contract      Forward
Currency Purchased                    Sold               Amount        Rate        Expiration Date
-------------------                ----------           --------      -------      ---------------
Great Britain Pound                US Dollars           $    2.6       0.5982       July 24, 2003
Great Britain Pound                Euro                 $    2.4       0.6967       July 24, 2003

The gains and losses on these contracts at June 30, 2003 were not significant.

ITEM 4. CONTROLS AND PROCEDURES

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

Management conducted an evaluation, as of June 30, 2003, of the effectiveness and design of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Act.

In addition, there have been no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT
 NUMBER                                           DESCRIPTION OF DOCUMENT
-------            ---------------------------------------------------------------------------------------------
 4.4d              Amendment No. 5 to the Amended and Restated Credit Agreement dated as of June 30, 2003.

 10.5a             2002 Employee Stock Purchase Plan, As Amended and Restated February 5, 2003

 31.1              Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2              Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

 32                Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         The Company filed a Report on Form 8-K dated May 6, 2003 to furnish the Company's press release issued May 6, 2003, with respect to financial results for Gartner, Inc. for the quarter ended March 31, 2003.

Items 1, 2, 3, 4, and 5 of Part II are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Gartner, Inc.

Date August 14, 2003                                 /s/ Maureen E.O'Connell
                                                     ---------------------------
                                                     Maureen E. O'Connell
                                                     Executive Vice President
                                                     and Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)