Form 10-Q
period 2003-09-30
GARTNER INC
filed 2003-11-14
CIK 749251

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

         The number of shares outstanding of the Registrant's capital stock as of October 31, 2003 was 100,522,836 shares of Class A Common Stock and 28,741,743 shares of Class B Common Stock.

                                TABLE OF CONTENTS

                                                                                        Page
PART I        FINANCIAL INFORMATION

   ITEM 1:    FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets at September 30, 2003 and
                December 31, 2002                                                         3

              Condensed Consolidated Statements of Operations for the
                Three and Nine Months Ended September 30, 2003 and 2002                   4

              Condensed Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 2003 and 2002                             5

              Notes to Condensed Consolidated Financial Statements                        6

   ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                                 14

   ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                 27

   ITEM 4:    CONTROLS AND PROCEDURES                                                    28

PART II       OTHER INFORMATION

   ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K                                           29

PART I        FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                                  GARTNER, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                      September 30,   December 31,
                                                          2003           2002
                                                        ---------      ---------
                                                       (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                            $ 206,937      $ 109,657
   Fees receivable, net                                   221,347        283,068
   Deferred commissions                                    23,267         25,016
   Prepaid expenses and other current assets               24,729         30,425
                                                        ---------      ---------
Total current assets                                      476,280        448,166
Property, equipment and leasehold improvements, net        61,451         71,006
Goodwill and other intangibles, net                       227,777        226,114
Other assets                                               71,850         71,018
                                                        ---------      ---------
TOTAL ASSETS                                            $ 837,358      $ 816,304
                                                        =========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued liabilities             $ 134,556      $ 140,891
   Deferred revenues                                      301,681        305,887
                                                        ---------      ---------
Total current liabilities                                 436,237        446,778
Convertible debt                                          367,625        351,539
Other liabilities                                          48,927         46,688
                                                        ---------      ---------
TOTAL LIABILITIES                                         852,789        845,005

STOCKHOLDERS' DEFICIT
   Preferred stock                                              -              -
   Common stock                                                61             60
   Additional paid-in capital                             389,052        368,090
   Unearned compensation, net                              (2,184)        (3,069)
   Accumulated other comprehensive loss, net               (5,695)       (11,392)
   Accumulated earnings                                   167,059        150,243
   Treasury stock, at cost                               (563,724)      (532,633)
                                                        ---------      ---------
TOTAL STOCKHOLDERS' DEFICIT                               (15,431)       (28,701)
                                                        ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $ 837,358      $ 816,304
                                                        =========      =========

 See the accompanying notes to the condensed consolidated financial statements.

                                  GARTNER, INC.
                 Condensed Consolidated Statements of Operations
                (Unaudited, in thousands, except per share data)

                                                Three Months Ended      Nine Months Ended
                                                   September 30,           September 30,
                                                 2003        2002        2003        2002
                                               --------    --------    --------    --------
Revenues:
   Research                                    $115,830    $122,575    $349,347    $366,929
   Consulting                                    62,998      79,457     191,302     217,961
   Events                                        15,904      14,987      64,705      62,525
   Other                                          2,172       3,508       9,150      10,364
                                               --------    --------    --------    --------
Total revenues                                  196,904     220,527     614,504     657,779
Costs and expenses:
   Cost of services and product development      94,378      93,503     300,151     287,889
   Selling, general and administrative           79,169      85,745     243,403     256,189
   Depreciation                                   9,046      11,659      27,835      32,580
   Amortization of intangibles                      320         499       1,063       1,447
   Other charges                                      -           -       5,426      17,246
                                               --------    --------    --------    --------
Total costs and expenses                        182,913     191,406     577,878     595,351
                                               --------    --------    --------    --------
Operating income                                 13,991      29,121      36,626      62,428
Gain (loss) on investments                          102           5       5,624      (2,449)
Interest income                                     531         575       1,560       1,333
Interest expense                                 (6,305)     (5,893)    (18,488)    (17,264)
Other (expense) income, net                        (148)       (178)        348         258
                                               --------    --------    --------    --------
Income before income taxes                        8,171      23,630      25,670      44,306
Provision for income taxes                        2,697       8,034       8,854      14,771
                                               --------    --------    --------    --------
Net income                                     $  5,474    $ 15,596    $ 16,816    $ 29,535
                                               ========    ========    ========    ========

Basic income per common share                  $   0.07    $   0.19    $   0.21    $   0.35
Diluted income per common share                $   0.07    $   0.15    $   0.21    $   0.30

Weighted average shares outstanding:
   Basic                                         78,026      82,130      79,251      83,487
   Diluted                                      128,934     129,210     128,363     131,355

 See the accompanying notes to the condensed consolidated financial statements.

                                  GARTNER, INC.
                 Condensed Consolidated Statements of Cash Flows
                            (Unaudited, in thousands)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                       2003        2002
                                                                                     --------    --------
OPERATING ACTIVITIES:
Net income                                                                           $ 16,816    $ 29,535
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization of intangibles                                        28,898      34,027
   Non-cash compensation                                                                  758       2,420
   Tax benefit associated with employee exercise of stock options                       1,423       1,778
   Deferred taxes                                                                          88       3,244
   (Gain) loss from investments and sales of assets, net                               (5,624)      1,956
   Accretion of interest and amortization of debt issue costs                          17,909      16,696
   Non-cash charges associated with impairment of long-lived assets                         -       1,424
Changes in assets and liabilities:
   Fees receivable, net                                                                68,646      56,434
   Deferred commissions                                                                 2,249      13,986
   Prepaid expenses and other current assets                                            7,524      12,661
   Other assets                                                                        (2,014)      6,531
   Deferred revenues                                                                  (11,964)    (27,576)
   Accounts payable and accrued liabilities                                            (8,781)     (8,443)
                                                                                     --------    --------
CASH PROVIDED BY OPERATING ACTIVITIES                                                 115,928     144,673
                                                                                     --------    --------

INVESTING ACTIVITIES:

Proceeds from insurance recovery                                                        5,464           -
Purchases of businesses                                                                     -      (3,858)
Proceeds from sale of assets                                                                -         239
Investments                                                                            (1,507)     (1,508)
Additions to property, equipment and leasehold improvements                           (16,401)    (15,258)
                                                                                     --------    --------
CASH USED IN INVESTING ACTIVITIES                                                     (12,444)    (20,385)
                                                                                     --------    --------

FINANCING ACTIVITIES:

Proceeds from stock issued for stock plans                                             20,956      16,880
Payments for debt issuance costs                                                         (570)       (238)
Purchase of treasury stock                                                            (32,380)    (46,000)
                                                                                     --------    --------
CASH USED IN FINANCING ACTIVITIES                                                     (11,994)    (29,358)
                                                                                     --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              91,490      94,930
EFFECTS OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                                  5,790       2,432
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        109,657      27,431
                                                                                     --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $206,937    $124,793
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

These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes of the Company filed in our Transition Report on Form 10-KT for the transition period from October 1, 2002 to December 31, 2002. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management's knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2003 may not be indicative of the results of operations for the remainder of 2003.

Note 2 - Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This amendment provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company continues to account for stock-based compensation according to Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The adoption of SFAS No. 148 in the first quarter of 2003 required the Company to provide prominent disclosures about the effects of SFAS No. 123 on reported income and required it to disclose these effects in the interim financial statements (see Note 5).

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 became effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The adoption of SFAS No. 149 had no impact on the Company's financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS No. 150 became effective on July 1, 2003. The adoption of SFAS 150 had no impact on the Company's financial position, cash flows or results of operations.

Note 3 - Comprehensive Income

The components of comprehensive income for the three and nine months ended September 30, 2003 and 2002 are as follows (in thousands):

                                                         Three Months Ended         Nine Months Ended
                                                             September 30,            September 30,
                                                          2003         2002         2003        2002
                                                        --------     --------     --------    --------
Net income                                              $  5,474     $ 15,596     $ 16,816    $ 29,535
Other comprehensive (loss) income:
   Foreign currency translation adjustments                 (259)         701        5,696         586
   Net unrealized gains (losses) on investments, net
     of tax                                                    8          (48)           1        (393)
                                                        --------     --------     --------    --------
Other comprehensive (loss) income                           (251)         653        5,697         193
                                                        --------     --------     --------    --------
Comprehensive income                                    $  5,223     $ 16,249     $ 22,513    $ 29,728
                                                        ========     ========     ========    ========

The balance of unrealized holding losses, net of tax, at September 30, 2003 was $0.1 million.

Note 4 - Computations of Income per Share of Common Stock

The following table sets forth the reconciliation of the basic and diluted income per share (in thousands, except per share data):

                                                               Three Months Ended      Nine Months Ended
                                                                   September 30,          September 30,
                                                                2003        2002        2003        2002
                                                              --------    --------    --------    --------
NUMERATOR:
Net income used for calculating basic income per share        $  5,474    $ 15,596    $ 16,816    $ 29,535
After-tax interest on convertible long-term debt                 3,341       3,149       9,908       9,339
                                                              --------    --------    --------    --------
Income used for calculating diluted income per share          $  8,815    $ 18,745    $ 26,724    $ 38,874
                                                              ========    ========    ========    ========
DENOMINATOR:
Weighted average number of common shares used in
    the calculation of basic income per share                   78,026      82,130      79,251      83,487
      Common stock equivalents associated with stock
         compensation plans                                      1,878         750         797       2,215
      Weighted average number of shares associated
         with convertible long-term debt                        49,030      46,330      48,315      45,653
                                                              --------    --------    --------    --------
Shares used in the calculation of diluted income per share     128,934     129,210     128,363     131,355
                                                              ========    ========    ========    ========

Basic income per share                                        $   0.07    $   0.19    $   0.21    $   0.35
                                                              ========    ========    ========    ========
Diluted income per share                                      $   0.07    $   0.15    $   0.21    $   0.30
                                                              ========    ========    ========    ========

For the three and nine months ended September 30, 2003 and 2002, unvested restricted stock awards were not included in the computation of diluted income per share because the effect would have been anti-dilutive. For the three months ended September 30, 2003 and 2002, options to purchase 19.0 million and 26.5 million shares, respectively, of Class A Common Stock of the Company were not included in the computation of diluted income per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2003 and 2002, options to purchase 26.7 million and 14.2 million shares, respectively, of Class A Common Stock of the Company were not included in the computation of diluted income per share because the effect would have been anti-dilutive.

Note 5 - Accounting for Stock-Based Compensation

The Company has several stock-based compensation plans. The Company applies APB No. 25 "Accounting for Stock Issued to Employees" in accounting for its employee stock options and purchase rights and applies SFAS No. 123 "Accounting for Stock Issued to Employees" for disclosure purposes only. Under APB No. 25, the intrinsic value method is used to account for stock-based employee compensation plans. The SFAS No. 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used.

If compensation for employee options had been determined based on SFAS No. 123, the Company's pro forma net income, and pro forma income per share would have been as follows (in thousands, except per share data):

                                                              Three Months Ended            Nine Months Ended
                                                                 September 30,                 September 30,
                                                              2003          2002           2003           2002
                                                           ---------     ----------     ----------     ----------
Net income as reported                                     $   5,474     $   15,596     $   16,816     $   29,535
      Add: Stock-based compensation expense
         included in net income as reported, net of tax          161          1,186            493          1,573
      Deduct: Pro forma employee stock-based
         compensation cost, net of tax                        (4,314)        (7,447)       (13,614)       (22,206)
                                                           ---------     ----------     ----------     ----------
Pro forma net income                                       $   1,321     $    9,335     $    3,695     $    8,902
                                                           =========     ==========     ==========     ==========

Basic income per share:
      As reported                                          $    0.07     $     0.19     $     0.21     $     0.35
      Pro forma                                            $    0.02     $     0.11     $     0.05     $     0.11

Diluted income per share:
      As reported                                          $    0.07     $     0.15     $     0.21     $     0.30
      Pro forma                                            $    0.02     $     0.10     $     0.05     $     0.10

The fair value of the Company's stock plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted in the following periods:

                                                               Three Months Ended                 Nine Months Ended
                                                                  September 30,                     September 30,
                                                             2003             2002              2003             2002
                                                             ----             ----              ----             ----
Expected dividend yield                                        0%               0%                 0%               0%
Expected stock price volatility                               43%              50%                43%              50%
Risk-free interest rate                                      2.2%             3.2%               1.9%             3.2%
Expected life in years                                       4.0              3.5                3.4              3.5

Note 6 - Gain on Investments

On September 1, 1998, the Company sold GartnerLearning, a division of the Company that provided technology based training and services for IT professionals to NETg Inc. ("NETg"), a subsidiary of Harcourt, Inc. (formerly Harcourt Brace & Company), and recorded a pre-tax loss of approximately $2.0 million. In addition, the Company recorded an additional loss of $6.7 million during the twelve month period ended September 30, 2000 in connection with a negotiated settlement of a claim arising from the sale of GartnerLearning. The claim asserted that the Company had breached a contractual commitment under a joint venture agreement to co-produce a product when GartnerLearning was sold. During the second quarter of 2003, the Company received proceeds of approximately $5.5 million on an insurance claim associated with the 2000 negotiated settlement.

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

                                Research      Consulting    Events        Other     Consolidated
                                ---------     ----------   ---------    ---------   ------------
          THREE MONTHS ENDED
         SEPTEMBER 30, 2003:
Revenues                        $ 115,830     $  62,998    $  15,904    $   2,172    $ 196,904
Gross Contribution                 73,330        21,680        5,163        1,375      101,548
Corporate and other expenses                                                           (87,557)
                                                                                     ---------
Operating income                                                                     $  13,991
                                                                                     =========

          THREE MONTHS ENDED
         SEPTEMBER 30, 2002:
Revenues                        $ 122,575     $  79,457    $  14,987    $   3,508    $ 220,527
Gross Contribution                 79,149        33,608        6,508        2,646      121,911
Corporate and other expenses                                                           (92,790)
                                                                                     ---------
Operating income                                                                     $  29,121
                                                                                     =========

          NINE MONTHS ENDED
         SEPTEMBER 30, 2003:
Revenues                        $ 349,347     $ 191,302    $  64,705    $   9,150    $ 614,504
Gross Contribution                222,381        65,308       24,095        6,335      318,119
Corporate and other expenses                                                          (281,493)
                                                                                     ---------
Operating income                                                                     $  36,626
                                                                                     =========

          NINE MONTHS ENDED
         SEPTEMBER 30, 2002:

Revenues                        $ 366,929     $ 217,961    $  62,525    $  10,364    $ 657,779
Gross Contribution                241,777        83,897       28,479        6,544      360,697
Corporate and other expenses                                                          (298,269)
                                                                                     ---------
Operating income                                                                     $  62,428
                                                                                     =========

Note 8 - Intangible Assets

The following table presents the Company's intangible assets subject to amortization (in thousands):

                                   September 30, 2003                   December 31, 2002
                           ----------------------------------    ----------------------------------
                                       Accumulated                           Accumulated
                             Gross    Amortization      Net       Gross     Amortization      Net
                           --------   ------------   --------    --------   ------------   --------
Non-compete agreements     $ 13,062    $(12,235)     $    827    $ 12,910     $(11,157)    $  1,753
Trademarks & tradenames       1,811      (1,444)          367       1,808       (1,307)         501
                           --------    --------      --------    --------     --------     --------
Total                      $ 14,873    $(13,679)     $  1,194    $ 14,718     $(12,464)    $  2,254
                           ========    ========      ========    ========     ========     ========

Aggregate amortization expense for the three and nine-month periods ended September 30, 2003 was $0.3 million and $1.1 million, respectively. Aggregate amortization expense for the three and nine-month periods ended September 30, 2002 were $0.5 million and $1.4 million, respectively. The estimated future amortization expense of purchased intangibles is as follows (in thousands):

2003 (remaining three months)    $  210
2004                                709
2005                                182
2006                                 69
2007                                 24
                                 ------
                                 $1,194
                                 ======

Note 9 - Other Charges

During the first quarter of 2003, the Company recorded other charges of $5.4 million associated with workforce reductions initiated during that quarter. The charge was for costs for employee termination severance payments and related benefits. This workforce reduction resulted in the termination of 92 employees and the payment of $4.6 million during the nine months ended September 30, 2003.

Other charges recorded in prior periods included:

- During Transition 2002, the Company recorded other charges of $32.2 million. Of these charges, $13.3 million related to estimated costs and losses associated with the elimination and reduction of excess facilities, principally leased facilities and ongoing lease costs and losses associated with sub-lease arrangements. Approximately $18.9 million of these charges were for employee termination severance payments and benefits associated with a workforce reduction, which resulted in the termination of 175 employees initiated during that period. During the nine months ended September 30, 2003, the Company paid $10.3 million of termination benefits associated with this workforce reduction.

- During the three months ended March 31, 2002, the Company recorded other charges of $17.2 million. Of these charges, $10.0 million relates to costs and losses associated with the elimination of excess facilities, principally leased facilities and ongoing lease costs and losses associated with sub-lease arrangements. Approximately $5.8 million of these charges were associated with the Company's workforce reduction initiated during that period and were for related employee termination severance payments and benefits. This workforce reduction resulted in the elimination of approximately 100 positions. The remaining $1.4 million related to the impairment of certain database-related assets.

- During the twelve months ended September 30, 2001, the Company recorded other charges of $46.6 million. Of these charges, $24.8 million were associated with the Company's workforce reduction, which resulted in the elimination of 383 positions, initiated in April 2001. During the nine months ended September 30, 2003, the Company paid $0.1 million of termination severance payments and related benefits associated with this workforce reduction. Approximately $14.3 million of the other charges were associated with the write-down of goodwill and other long-lived assets to net realizable value as a result of the Company's decision to discontinue certain unprofitable products, and $7.5 million of the charge is associated primarily with the write-off of internally developed systems in connection with the launch of gartner.com and seat-based pricing.

The following table summarizes the activity related to the liability for the restructuring programs recorded as other charges (in thousands):

                                            Workforce       Excess
                                            Reduction     Facilities       Asset
                                              Costs         Costs       Impairments     Total
                                            ---------      -------      -----------    -------
Accrued Liability at December 31, 2001      $   2,889      $     -        $     -      $ 2,889
          Charges during nine months ended
             September 30, 2002                 5,808       10,014          1,424       17,246
          Non-cash charges                       (120)      (2,663)        (1,424)      (4,207)
          Payments                             (7,919)      (3,263)             -      (11,182)
                                            ---------      -------        -------      -------
Accrued Liability at September 30, 2002           658        4,088              -        4,746
          Charges during Transition 2002       18,899       13,267              -       32,166
          Non-cash charges                       (601)        (659)             -       (1,260)
          Payments                             (7,233)        (760)             -       (7,993)
                                            ---------      -------        -------      -------
Accrued Liability at December 31, 2002         11,723       15,936              -       27,659
          Charges during nine months ended
            September 30, 2003                  5,426            -              -        5,426
          Payments                            (15,038)      (5,158)             -      (20,196)
                                            ---------      -------        -------      -------
Accrued Liability at September 30, 2003     $   2,111      $10,778        $     -      $12,889
                                            =========      =======        =======      =======

The non-cash charges for workforce reductions result from the establishment of a new measurement date for certain stock options upon the modification of the exercise term. The Company expects to pay the remaining workforce reduction costs by the end of the first quarter of 2004.

Note 10 - Stock Repurchase Program

On July 17, 2001, the Company's Board of Directors approved the repurchase of up to $75 million of Class A and Class B Common Stock. On July 25, 2002, the Company's Board of Directors increased the authorized stock repurchase program from the previously approved $75 million to up to $125 million of its Class A and Class B Common Stock. On July 24, 2003, the Company's Board of Directors authorized an additional increase of $75 million in the stock repurchase program bringing the total authorization to date to $200 million. During the nine months ended September 30, 2003, the Company repurchased 3,018,240 shares of its Class A Common Stock and 1,040,785 shares of its Class B Common Stock at an aggregate cost of $32.4 million under this program. On a cumulative basis at September 30, 2003, the Company has purchased $116.1 million of its stock under this stock repurchase program.

Note 11 - Contingencies

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. The Company believes the outcome of all current proceedings, claims and litigation will not have a material effect on the Company's financial position or results of operations when resolved in a future period.

The Company has various agreements in which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company's obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of September 30, 2003, management was not aware of any indemnification agreements that would require material payments.

Note 12 - Subsequent Event

As announced on October 9, 2003, the Company converted into common stock the $300 million original face amount, 6% convertible subordinated notes held by Silver Lake Partners ("SLP") and other noteholders. The notes were converted, based upon a $7.45 conversion price, into 49,441,122 shares of Gartner Class A common stock, representing approximately 49.5% of Gartner Class A Common Stock outstanding and 38.4% of the total of Class A Common Stock and Class B Common Stock, based upon shares outstanding as of September 30, 2003 and giving effect to this conversion as if it had occurred on that date. The conversion was in accordance with the original terms of the notes.

The transaction during October of 2003 resulted in converting the original face amount of $300 million plus accrued interest of $68.3 million into equity. The unamortized balances of debt issue costs of $2.8 million and debt discount of $0.3 million as of the conversion date will be netted against the outstanding principal and interest balances, resulting in a $365.2 million increase to stockholders' equity. Additionally, certain costs directly associated with the conversion will be charged to equity.

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

BUSINESS MEASURES

We believe the following business measurements are important performance indicators for our business segments.

REVENUE CATEGORY                         BUSINESS MEASUREMENTS
----------------           -----------------------------------------------------
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

   -----------------------------------------------------------------------------
   Consulting              CONSULTING BACKLOG represents committed business to
                           be derived from in-process consulting, measurement
                           and strategic advisory services engagements, for
                           which future revenue is expected.

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

REVENUE RECOGNITION - We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Revenue by significant source is accounted for as follows:

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

The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that have a 30-day cancellation clause, but have not produced material cancellations to date. It is our policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue, since the contract represents a legally enforceable claim. For those government contracts that permit termination, the Company bills the client the full amount billable under the contract but only records a receivable equal to the earned portion of the contract. In addition, the Company only records deferred revenue on these government contracts when cash is received. Deferred revenues attributable to government contracts were $40.8 million and $29.3 million at September 30, 2003 and December 31, 2002, respectively. In addition, at September 30, 2003 and December 31, 2002, the Company had not recognized uncollected receivables or deferred revenues, relating to government contracts that permit termination, of $6.8 million and $4.7 million, respectively.

UNCOLLECTIBLE ACCOUNTS RECEIVABLE - Provisions for bad debts are recognized as incurred. The measurement of likely and probable losses and the allowance for uncollectible accounts receivable is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires material estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients' liquidity and credit quality, other factors negatively impacting our clients' ability to pay their obligations as they come due, and the quality of our collection efforts. Total trade receivables at September 30, 2003 were $228.3 million, against which an allowance for losses of approximately $7.0 million was provided. Total trade receivables at December 31, 2002 were $290.1 million, against which an allowance for losses of approximately $7.0 million was provided.

IMPAIRMENT OF INVESTMENT SECURITIES - A charge to earnings is made when a market decline below cost is other than temporary. Management regularly reviews each investment security for impairment based on criteria that include: the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, the valuation of comparable companies, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. Total investments in equity securities were $11.5 million and $10.7 million at September 30, 2003 and December 31, 2002, respectively.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS - The evaluation of goodwill is performed in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Among other requirements, this standard eliminated goodwill amortization upon adoption and requires an annual assessment for goodwill impairment. The evaluation of other intangible assets is performed on a periodic basis. These assessments require management to estimate the fair value of our reporting units based on estimates of future business operations and market and economic conditions in developing long-term forecasts. If we determine the fair value of a reporting unit is less than its carrying amount, we must recognize an impairment of our goodwill associated with such reporting unit in our financial statements. The carrying amount of goodwill at September 30, 2003 was $225.5 million. Goodwill is evaluated for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important in determining whether an impairment may exist include: significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, and significant negative industry or economic trends.

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

RESULTS OF OPERATIONS

OVERALL RESULTS

TOTAL REVENUES decreased 11% in the third quarter of 2003 to $196.9 million compared to $220.5 million for the third quarter of 2002 and decreased 7%, or $43.3 million, when comparing the first nine months of 2003 to the first nine months of 2002. The decrease in total revenues was a result of a decline in demand throughout the entire technology sector and the overall weakness in the economy generally, partially offset by the positive effects of foreign currency exchange rates. Excluding the effects of foreign currency translation, revenues would have decreased 13% for the quarter and 10% for the nine-month period. The decrease in revenues for the third quarter of 2003 as compared to the third quarter of 2002 was due to a larger decrease in consulting revenues when comparing the quarterly periods as compared to the decrease on a year-to-date basis. Please refer to the section of this MD&A entitled "Segment Results" for a further discussion of revenues by segment.

COST OF SERVICES AND PRODUCT DEVELOPMENT increased $0.9 million, or 1%, to $94.4 million in the third quarter of 2003 from $93.5 million in the third quarter of 2002 and increased 4%, or $12.3 million, when comparing the first nine months of 2003 to the first nine months of 2002. Excluding the effects of foreign currency translation, cost of services and product development would have decreased by 2% for the quarter and been relatively consistent when comparing the nine-month periods. The increase in cost of services and product development as a percentage of sales during 2003 resulted primarily from investments in Gartner EXP, Gartner G2, membership programs, product development and database management, higher conference related expenses, and lower utilization rates for our consulting practice.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $6.5 million, or 8%, to $79.2 million in the third quarter of 2003 from $85.7 million in the third quarter of 2002. SG&A expenses also decreased 5%, or $12.8 million, when comparing the first nine months of 2003 to the first nine months of 2002. The effects of foreign currency translation had minimal impact on the quarterly comparison, but SG&A would have decreased by 8% had it not been for the negative effect of foreign currency translation when comparing the nine-month periods. The decrease in SG&A was primarily the result of lower headcount and lower commission expenses, partially offset by the effects of foreign currency translation exchange rates.

DEPRECIATION EXPENSE for the third quarter of 2003 decreased 22% to $9.0 million, compared to $11.7 million for the third quarter of 2002 and decreased 15%, or $4.7 million, when comparing the first nine months of 2003 to the first nine months of 2002. The decrease was due to a reduction in capital spending during 2002 and 2003 relative to the capital spending during 2000 and 2001, which has led to a decrease in depreciation expense. In addition, costs capitalized during 2000 associated with the initial launch of the gartner.com web site in January 2001 have been fully depreciated as of the beginning of 2003.

AMORTIZATION OF INTANGIBLES decreased when comparing the quarterly and nine month period ending September 30, 2003 to the same period in 2002 due to certain intangible assets having been fully amortized over the past year.

OTHER CHARGES of $5.4 million during the first nine months of 2003 were for costs for employee termination severance and benefits associated with workforce reductions initiated during the first quarter of 2003. This workforce reduction has resulted in the termination of 92 employees, or approximately 2% of the Company's workforce. During the first nine months of 2002, other charges were $17.2 million. Of these charges, $10.0 million related to costs and losses associated with the elimination of excess facilities, principally leasehold improvements and ongoing lease costs and losses associated with sub-lease arrangements. In addition, approximately $5.8 million of these charges were associated with our workforce reduction initiated during the first quarter of 2002 and were for employee termination severance and benefits. This workforce reduction resulted in the termination of 92 employees, or approximately 2% of the Company's workforce at that time. We expect the payments associated with the workforce reduction to be completed by the end of the first quarter of 2004. The remaining $1.4 million of expenses recorded as other charges during 2003 relates to the impairment of certain database-related assets. We are funding all of these costs out of operating cash flows.

INTEREST EXPENSE increased when comparing the quarterly and nine-month periods of 2003 to the same periods in 2002 due to the compounding of interest on our long-term convertible debt.

GAIN (LOSS) ON INVESTMENTS for the nine months ended September 30, 2003 includes a $5.5 million insurance recovery received during the second quarter of 2003 associated with previously incurred losses arising from the sale of a business. The loss on investments for the nine month period ended September 30, 2002 was caused primarily by the recognition of impairment losses related to equity securities owned by us through two limited partnerships, SI I and SI II. SI I and SI II are venture capital funds engaged in making investments in early to mid-stage IT-based or Internet-enabled companies. We own 100% of SI I and 34% of SI II.

OTHER (EXPENSE) INCOME, NET for the third quarter and the first nine months of 2003 consists primarily of net foreign exchange losses and gains. Other (expense) income, net for the third quarter of 2002 also consists primarily of net foreign exchange gains. For the nine months ended September 30, 2002, other (expense) income, net includes a $0.5 million gain from the sale of certain assets during the first quarter of 2002, partially offset by net foreign exchange losses.

PROVISION FOR INCOME TAXES was 33.0% and 34.5% of income before income taxes for the three and nine months ended September 30, 2003, respectively. Excluding the effect of the insurance recovery, the tax rate for the nine months ended September 30, 2003 was approximately 33% as compared to 34% for the nine months ended September 30, 2002. The reduction in the effective tax rate for the 2003 year, as compared to the 2002 year, reflects the implementation of tax planning strategies.

BASIC AND DILUTED INCOME PER COMMON SHARE was $0.07 for the third quarter of 2003, compared to $0.19 and $0.15, respectively, for the third quarter of 2002. Basic and diluted income per common share was $0.21 for the nine months ended September 30, 2003, and was $0.35 and $0.30, respectively, for the nine months ended September 30, 2002. For the first nine months of 2003, the insurance recovery received during the second quarter had a favorable impact of $0.03. Our restructuring costs recorded as other charges offset the favorable impact of the insurance recovery by unfavorably impacting diluted income per share by $0.03. During the first nine months of 2002, the impairment of investments had an unfavorable impact of $0.01, and the restructuring charges during the first nine months of 2002 impacted diluted income per share by $0.09 unfavorably.

SEGMENT RESULTS

We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain selling, general and administrative expenses, depreciation, amortization of intangibles and other charges. Gross contribution margin is defined as gross contribution as a percentage of revenues.

RESEARCH

Research revenues decreased 6% when comparing the third quarters of 2003 and 2002 and decreased 5% when comparing the first nine months of 2003 with the same period of 2002. Foreign currency exchange rates favorably impacted research revenues by 2% when comparing the quarterly periods and 4% when comparing the nine month periods. The decrease in research revenues was due to the overall weakness in the economy and the impact of this weakness on corporate information technology spending causing lower demand throughout the entire technology sector.

Research gross contribution of $73.3 million for the third quarter of 2003 decreased 7% from $79.1 million for the third quarter of 2002, while gross contribution margin for the third quarter of 2003 decreased to 63% from 65% in the prior year period. For the nine months ended September 30, 2003, gross contribution decreased to $222.4 million, or a 64% contribution margin, from $241.8 million, or a 66% contribution margin. The decrease in gross contribution and gross contribution margin is a result of the lower revenues and costs associated with investments in Gartner EXP, Gartner G2, membership programs, product development and marketing and database management.

Research contract value was $469.6 million at September 30, 2003, a decrease of 5% from $496.0 million at September 30, 2002; however, contract value increased sequentially from $468.5 million at June 30, 2003. At September 30, 2003, our client retention rates increased 1% to 76% as compared to the same measure at the end of the second quarter of 2003 and has increased 2% as compared to the same measure at the end of the first quarter of 2003. The decrease in contract value as compared to the prior year reflects a decline in demand throughout the entire technology and finance industries as our large clients in these industries continue to constrain their spending.

CONSULTING

Consulting revenues decreased 21% for the third quarter of 2003 and decreased 12% for the first nine months of 2003 as compared to the same periods of 2002. Foreign currency exchange rates had a positive impact of 3% on the quarterly comparison and 5% on the nine-month comparison. The decrease in revenues was caused by lower demand, which has resulted in lower billable headcount and lower utilization. Workforce reductions over the past year have resulted in reduced billable headcount in response to the lower demand in the technology sector. Billable headcount for our consulting business as of September 30, 2003 has decreased approximately 14% as compared to September 30, 2003.

Consulting gross contribution of $21.7 million for the third quarter of 2003 decreased 35% from $33.6 million for the third quarter of 2002, and contribution margin for the third quarter of 2003 decreased to 34% from 42% in the prior year quarter. Gross contribution of $65.3 million for the first nine months of 2003 decreased 22% from $83.9 million for the same period of 2002, with contribution margin for the period decreasing to 34% from 38%. The decrease in the gross contribution margin was primarily attributable to lower consultant utilization rates.

Consulting backlog, which represents future revenues to be recognized from in-process consulting, measurement and strategic advisory services engagements decreased 14% to $92.8 million at September 30, 2003, compared to $107.6 million at September 30, 2002, but increased as compared to the June 30, 2003 backlog of
91.0 million. Consulting backlog decreased as compared to the prior year due to the decline in demand throughout the entire technology sector, as technology customers continue to constrain spending.

EVENTS

Events revenues increased 6% to $15.9 million for the third quarter of 2003, compared to $15.0 million for the third quarter of 2002, and increased 3% when comparing the first nine months of each year. Changes in foreign currency exchange rates had a 3% favorable impact on revenues when comparing both the quarterly and nine-month periods on a year over year basis. Revenues have increased slightly despite having three fewer events during the third quarter of 2003 as compared to the third quarter of 2002 and ten fewer on a year-to-date basis in 2003 as compared to 2002. The average revenue per event has increased during 2003 due to the strong performance of new events added during 2003 as compared to the events that were discontinued.

Gross contribution of $5.2 million, or 32% of revenues, for the third quarter of 2003 decreased from $6.5 million, or 43% of revenues, for the third quarter of 2002. Gross contribution of $24.1 million, or 37% of revenues, for the first nine months of 2003 decreased from $28.5 million, or 46% of revenues, for the first nine months of 2002. The decrease in gross contribution margin was due primarily to increased personnel expenses and increased event marketing costs. During 2003, we have invested more in marketing and promoting our events to maintain our attendance levels during a weak economy, especially in the technology sector.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $115.9 million for the nine months ended September 30, 2003 compared to $144.7 million for the nine months ended September 30, 2002. The net decrease in cash flow from operating activities of $28.8 million was due primarily to lower operating income during 2003. Additionally, we incurred $9.0 million of higher payments relating to our restructuring programs during the first nine months of 2003 as compared to the first nine months of 2002. Partially offsetting these decreases in operating cash flow was improved working capital management, including improved collections of receivables.

Cash used in investing activities was $12.4 million for the nine months ended September 30, 2003, compared to $20.4 million for the nine months ended September 30, 2002. The decrease was due primarily to the proceeds received from an insurance recovery of $5.5 million during 2003 associated with a previously incurred loss on a claim resulting from the sale of a business in 2000. Additionally, during 2002 we spent $4.0 million to purchase the remaining 49.9% of People 3, Inc. not previously owned by us. During each of the first nine months of 2003 and 2002, we funded $1.5 million of our investment commitment to SI II, reducing our remaining commitment as of September 30, 2003 to $4.4 million. Spending on property and equipment increased $1.1 million to $16.4 million during the first nine months of 2003 as compared to $15.3 million during the same period of 2002.

Cash used in financing activities totaled $12.0 million for the nine months ended September 30, 2003, compared to $29.4 million for the nine months ended September 30, 2002. We purchased $32.4 million of common stock for treasury during the first nine months of 2003 as compared to $46.0 million during the same period in the prior year. We received proceeds of $21.0 million from the exercise of stock options and the purchase of stock by employees participating in the employee stock purchase plan during the first nine months of 2003 as compared to $16.9 million during the same period in the prior year.

We have a $200.0 million unsecured senior revolving credit facility led by JPMorgan Chase Bank. At September 30, 2003, there were no amounts outstanding under the facility. We are subject to certain customary affirmative, negative and financial covenants under this credit facility, and continued compliance with these covenants preclude us from borrowing the maximum amount of the credit facility from time to time. These covenants are primarily based on financial results and other measures such as contract value. As a result of these covenants, our borrowing availability at September 30, 2003 was $46.9 million. As discussed in the following paragraph, during October 2003 our convertible debt was converted into shares of Class A common stock. Upon conversion of our convertible debt, our borrowing availability under this credit facility is $200.0 million.

On April 17, 2000, we issued, in a private placement transaction, $300.0 million of 6% convertible subordinated notes to Silver Lake Partners, L.P. ("SLP") and other noteholders. Interest accrued semi-annually by a corresponding increase in the face amount of the convertible notes. Accordingly, $68.0 million has been added to the face amount of the convertible notes' balance outstanding at September 30, 2003, resulting in a balance outstanding of $368.0 million on that date, before reducing this balance for unamortized debt discount of $0.4 million. These notes were due and payable on April 17, 2005.

On October 7, 2003, we converted into common stock the 6% convertible subordinated notes held by SLP and other noteholders. The notes were converted based upon a $7.45 conversion price into 49,441,122 shares of Gartner Class A common stock. After the conversion, the noteholders own, in the aggregate, approximately 49.5% of Gartner Class A Common Stock outstanding and 38.4% of the total of Class A Common Stock and Class B Common Stock outstanding, based upon shares outstanding as of September 30, 2003 and giving effect of this conversion as if it had occurred on that date.

The conversion resulted in converting the original face amount of $300 million plus accrued interest of $68.3 million to equity. The unamortized balances of debt issue costs of $2.8 million and debt discount of $0.3 million as of the conversion date will be netted with the debt balances, resulting in a net credit of $365.2 million dollars recorded as an increase to stockholders' equity. Additionally, costs directly associated with the conversion will be charged to equity.

Class A Common Stock and Class B Common Stock stockholders are entitled to one vote per share on all matters to be voted by stockholders, other than the election of directors. Class A Common Stock stockholders are entitled to one vote per share on the election of Class A directors, which constitute not more than 20% of the directors, and Class B Common Stock stockholders are entitled to one vote per share on the election of Class B directors, which constitute at least 80% of the directors. In addition, any Class B Common Stock holder who owns more than 15% of the outstanding Class B Common Stock, will not be able to vote all of his or her Class B Common Stock in the election of directors unless such holder owns an equivalent percentage of Class A Common Stock.

We also issue letters of credit in the ordinary course of business. As of September 30, 2003, we had letters of credit outstanding with JPMorgan Chase Bank for $1.4 million, The Bank of New York for $2.0 million, and others for $0.1 million.

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

Stock Repurchase Program

On July 17, 2001, our Board of Directors approved the repurchase of up to $75.0 million of Class A and Class B Common Stock. On July 25, 2002, our Board of Directors increased the authorized stock repurchase program from the previously approved $75 million to up to $125 million of its Class A and Class B Common Stock. On July 24, 2003, the Company's Board of Directors authorized an additional increase of $75 million in the stock repurchase program bringing the total authorization to date to $200 million. During the nine months ended September 30, 2003, we repurchased 3,018,240 shares of our Class A Common Stock and 1,040,785 shares of our Class B Common Stock at an aggregate cost of $32.4 million under this program. On a cumulative basis at September 30, 2003, the Company has purchased $116.1 million of its stock under this program. We expect to make repurchases from time to time over the next two years through open market purchases, block trades or otherwise. Repurchases are subject to the availability of the stock, prevailing market conditions, the trading price of the stock, and our financial performance. Repurchases will be funded from cash flow from operations and possible borrowings under our existing credit facility.

BUSINESS AND TRENDS

Our quarterly and annual revenue and operating income fluctuate as a result of many factors, including the timing of the execution of research contracts, the extent of completion of consulting engagements, the timing of Symposia and other events, all of which occur to a greater extent in the fourth quarter, the amount of new business generated, the mix of domestic and international business, changes in market demand for our products and services, the timing of the development, introduction and marketing of new products and services, and competition in the industry. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This amendment provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. We continue to account for stock-based compensation according to Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The adoption of SFAS No. 148 in the first quarter of 2003 required us to provide prominent disclosures about the effects of SFAS No. 123 on reported income and required us to disclose these effects in the interim financial statements (see Note 5 to the Condensed Consolidated Financial Statements).

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The adoption of SFAS No. 149 had no impact on our financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 had no impact on our financial position, cash flows or results of operations.

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

Renewal of Research Business by Existing Clients. Some of our success depends on renewals of our subscription-based research products and services, which constituted 57% of total revenues for the first nine months of 2003 and 2002. These research subscription agreements have terms that generally range from twelve to thirty months. Our ability to maintain contract renewals is subject to numerous factors, including those described in this Quarterly Report. Client retention rates were 76% and 75% for the third quarters of 2003 and 2002, respectively. Any material decline in retention rates or the amount of spending by clients could have an adverse impact on our revenues and our financial condition.

Non-Recurring Consulting Engagements. Consulting segment revenues constituted 31% and 33% of total revenues for the first nine months of 2003 and 2002, respectively. Such consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including those described in this Quarterly Report. Any material decline in our ability to replace consulting arrangements could have an adverse impact on our revenues and our financial condition.

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

Indebtedness. We have a $200.0 million senior revolving credit facility under which we can incur significant additional indebtedness, although there were no amounts outstanding at September 30, 2003. The affirmative, negative and financial covenants of these debt facilities could limit our future financial flexibility. As a result of these covenants, our borrowing availability at September 30, 2003 was $46.9 million, and subsequent to the conversion of our convertible debt in October 2003, our borrowing availability is $200.0 million. The associated debt service costs could impair future operating results. Our outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital.

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

Significant Stockholder. Silver Lake Partners, L.P. ("SLP") and their affiliates own approximately 46.7% of our Class A Common Stock and approximately 36.3% on a combined basis with our Class B Common Stock. Currently, the owners of our Class A Common Stock are only entitled to vote for two of the 10 members of our board of directors and vote together with the holders of the Class B Common Stock as a single class on all other matters coming before the stockholders. SLP is restricted from purchasing additional stock without our consent pursuant to the terms of a Securityholders' Agreement. This Securityholders' Agreement also provides that we cannot take certain actions, including acquisitions and sales of stock and/or assets without SLP's consent. While SLP does not hold a majority of our outstanding shares, it may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. SLP's interests may differ from the interests of other stockholders.

Anti-takeover Protections. Provisions our certificate of incorporation and bylaws and Delaware law may make it difficult for any party to acquire control of us in a transaction not approved by the requisite number of directors. These provisions include:

   -    the presence of a classified board of directors;

   - the existence of two classes of common stock with our Class B Common Stock having the ability to elect 80% of our Board of Directors

   - the ability of the board of directors to issue and determine the terms of preferred stock;

   - advance notice requirements for inclusion of stockholder proposals at stockholder meetings; and

   -    the anti-takeover provisions of Delaware law.

These provisions could delay or prevent a change of control or change in management that might provide stockholders with a premium to the market price of their Common Stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2003, we have exposure to market risk for changes in interest rates primarily from borrowings under long-term debt which consists of a $200.0 million unsecured senior revolving credit facility with JPMorgan Chase Bank and $368.0 million of 6% convertible subordinated notes. At September 30, 2003, there were no amounts outstanding under the revolving credit facility and our borrowing availability was $46.9 million. Under the revolving credit facility, the interest rate on borrowings is LIBOR plus an additional 100 to 200 basis points based on our debt-to-EBITDA ratio. We believe that an increase or decrease of 10% in the effective interest rate on available borrowings from our senior revolving credit facility, if fully utilized, would not have a material effect on our future results of operations. If markets were to decline, we could be required to accrue interest on the 6% convertible debt that would exceed those based on current market rates. Since our convertible debt has been converted to shares of our Class A Common Stock during October of 2003, a decrease in market interest rates would no longer have an associated opportunity cost. Each 25 basis point increase or decrease in interest rates would have an approximate $0.5 million annual effect under the revolving credit facility if fully utilized.

Investment Risk

We are exposed to market risk as it relates to changes in the market value of our equity investments. We invest in equity securities of public and private companies directly and through SI I, a wholly-owned affiliate, and SI II, of which we own 34%. SI I and SI II are engaged in making venture capital investments in early to mid-stage IT-based or Internet-enabled companies. As of September 30, 2003, we had investments in equity securities totaling $11.5 million. Unrealized gains and losses net of deferred taxes are recorded as a separate component of accumulated other comprehensive loss in the stockholders' deficit section of the Consolidated Balance Sheets. These investments are inherently risky as the businesses are typically in early development stages and may never develop. Further, certain of these investments are in publicly traded companies whose shares are subject to significant market price volatility. Adverse changes in market conditions and poor operating results of the underlying investments may result in us incurring additional losses or an inability to recover the original carrying value of our investments. If there were a 100% adverse change in the value of our equity portfolio as of September 30, 2003, this would result in a non-cash impairment charge of $11.6 million. Additionally, we have a commitment to fund an additional $4.5 million of investments with SI I and SI II. We are continuing efforts to sell all of our investments owned through SI I and SI II.

Foreign Currency Exchange Risk

We face two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the stockholders' deficit section of the Consolidated Balance Sheets. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the United States dollar. Since the functional currency of our foreign operations are generally denominated in the local currency of our subsidiaries, the foreign currency translation adjustments are reflected as a component of stockholders' equity and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in results of operations.

From time to time we enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. At September 30, 2003, we had one foreign currency forward contract outstanding. Foreign exchange forward contracts are reflected at fair value with gains and losses recorded currently in earnings.

The following table presents information about our foreign currency forward contract outstanding as of September 30, 2003, expressed in millions of U.S. dollar equivalents.

                                    Currency             Contract            Forward
 Currency Purchased                   Sold                Amount               Rate      Expiration Date
-------------------                ----------             ------              ------     ----------------
Great Britain Pound                US Dollars             $  4.4              0.6051     October 27, 2003

The gains and losses on this contract at September 30, 2003 were not significant.

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

Management conducted an evaluation, as of September 30, 2003, of the effectiveness and design of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Act.

In addition, there have been no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT
NUMBER                             DESCRIPTION OF DOCUMENT
-------         -------------------------------------------------------------
 31.1           Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2 Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

 32             Certification under Section 906 of the Sarbanes-Oxley Act of
                2002.

(b)      Reports on Form 8-K

         The Company filed a Report on Form 8-K dated July 31, 2003 to furnish the Company's press release issued July 31, 2003, with respect to financial results for Gartner, Inc. for the quarter ended June 30, 2003.

         The Company filed a Report on Form 8-K dated September 23, 2003 to furnish the Company's press release issued September 19, 2003, with respect to the Company's receipt of notice from holders holding $300 million of original aggregate principal amount of 6% convertible subordinated notes of their decision to convert 100% of the outstanding notes into approximately 49 million shares of Gartner's Class A Common Stock.

Items 1, 2, 3, 4, and 5 of Part II are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Gartner, Inc.

Date November 14, 2003                         /s/ Christopher Lafond
                                               ---------------------------------
                                               Christopher Lafond
                                               Executive Vice President
                                               and Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)