Form 10-K
period 2003-12-31
GARTNER INC
filed 2004-03-12
CIK 749251

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------
                                    FORM 10-K
                                  ------------

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-14443

                                  GARTNER, INC.
             (Exact name of Registrant as specified in its Charter)


       Delaware                                     04-3099750
       (State or Other jurisdiction                 (I.R.S. Employer
       of incorporation or organization)            Identification Number)

       P.O. Box 10212
       56 Top Gallant Road
       Stamford, CT                                 06902-7747
       (Address of principal executive offices)     (Zip Code)

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

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2) YES  X     NO
                                        ---       ---

The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Registrant, as of February 29, 2004, was approximately $934.7 million. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares outstanding of the Registrant's capital stock as of February 29, 2004 was 102,525,367 shares of Common Stock, Class A and 28,175,143 shares of Common Stock, Class B.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, or if no such proxy statement is filed by April 30, 2004, an amendment to this Annual Report on Form 10-K, are incorporated by reference into
Part III of this Report.

================================================================================

10-K.2

                                  GARTNER, INC.
                         2003 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

PART I
Item 1.    Business                                                                                  3
Item 2.    Properties                                                                                5
Item 3.    Legal Proceedings                                                                         6
Item 4.    Submission of Matters to a Vote of Security Holders                                       6

PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                     7
Item 6.    Selected Consolidated Financial Data                                                      8
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations     9
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                               26
Item 8.    Consolidated Financial Statements and Supplementary Data                                 27
Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure     27
Item 9A.   Controls and Procedures                                                                  27

PART III
Item 10.   Directors and Executive Officers of the Registrant                                       28
Item 11.   Executive Compensation                                                                   28
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
           Stockholder Matters                                                                      28
Item 13.   Certain Relationships and Related Transactions                                           28
Item 14.   Principal Accountant Fees and Services                                                   28

PART IV
Item 15.   Exhibits, Consolidated Financial Statement Schedule and Reports on Form 8-K              29

Report by Management                                                                                32
Independent Auditors' Report                                                                        33
Consolidated Balance Sheets                                                                         34
Consolidated Statements of Operations                                                               35
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss)           36
Consolidated Statements of Cash Flows                                                               37
Notes to Consolidated Financial Statements                                                          38
Schedule II - Valuation and Qualifying Accounts                                                     57

                                                                          10-K.3

PART I

ITEM 1. BUSINESS.

GENERAL
Gartner, Inc., founded in 1979, is a leading independent provider of research and analysis on information technology, computer hardware, software, communications and related technology industries (the "IT industry"). We provide comprehensive coverage of the IT industry to approximately 10,000 client organizations. We serve a global client base consisting primarily of chief information officers ("CIOs") and other senior IT and business executives in corporations and government agencies. We also serve technology companies and the investment community.

The foundation for all Gartner products is our independent research on IT issues. The findings from this research can be delivered through several different media, depending on a client's specific business needs, preferences and objectives:

o Gartner Intelligence - research content and advice for IT professionals, technology companies and the investment community in the form of reports, briefings or events.

o Gartner Executive Programs - peer networking services and membership programs designed specifically for CIOs and other senior executives.

o Gartner Consulting - customized engagements that allow CIOs and other business executives to apply our knowledge to their specific situation, with an emphasis on outsourcing and IT management.

MARKET OVERVIEW
In today's dynamic IT marketplace, vendors continually introduce new products with a wide variety of standards and shorter life cycles. The users of technology - almost all organizations - must keep abreast of these new developments, and make major financial commitments to new IT systems and products. To plan and purchase effectively, these users of technology need independent, objective, third-party research and consultative services.

We believe that technology accounts for a significant portion of all capital spending. While the pace of IT investments has slowed over recent years, we believe there are indications of an upturn in demand in the technology sector. The intense scrutiny on technology spending ensures that our products and services remain necessary in the current economy because clients still need value-added, independent and objective research and analysis of the IT market.

We are a leading provider of independent and objective research and analysis of the IT industry, and a source of insight about technology acquisition and deployment. Our global research community provides provocative thought leadership. We employ more research analysts than any competitor. Our experienced consultants combine our objective, independent research, with a practical, sought-after business perspective focused on the IT industry. Our events are among the world's largest of their kind; gathering highly qualified audiences of senior business executives, IT professionals, purchasers and vendors of IT products and services.


PRODUCTS AND SERVICES

Gartner Intelligence
o Research on IT issues on a global scale is the fundamental building block for all Gartner services. Our research agenda is defined by clients' needs, focusing on the critical issues, opportunities and challenges they face every day. Research content, presented in the form of reports, briefings, updates and related tools, is delivered directly to the client's desktop. Our research analysts provide in-depth analysis on all aspects of technology and telecommunications including: hardware, software and systems, services, IT management, market data and forecasts, and vertical industry issues.


o Events such as symposia and conferences give clients live access to insights developed from our research in a concentrated way. In 2003, Gartner events attracted nearly 28,000 participants. Gartner Symposium, offered each spring and fall in various international locations, is our largest and most strategic conference for senior IT

10-K.4

     and business professionals. Symposium is combined with ITxpo, an exhibition where the latest technology products and solutions are demonstrated. We also offer conferences on specialized topics such as: outsourcing, mobile wireless, customer relationship management, application integration and business intelligence in many locations around the world.

Gartner Executive Programs
o Executive Programs (EXP) are exclusive membership programs designed to help CIOs and other executives become more effective in their enterprises. An EXP membership leverages the knowledge and expertise of Gartner in ways that are specific to the CIOs needs, and offers members-only communities for peer-based collaboration. Members also receive advice and counsel from a personal relationship manager who understands their goals and can ensure the most effective level of support from Gartner. At December 31, 2003, EXP had a membership of more than 2,100 CIOs.

o Best Practices Programs bring together senior business and IT leaders for exclusive events, multi-client research studies and ad hoc peer exchange forums. These programs allow clients to learn from the experiences of their peers and share best practices in order to solve common business problems, improve corporate performance and drive greater effectiveness. We facilitate valuable member-to-member relationships based on experience, issues, location, industry and personal interests.

Gartner Consulting
o Sourcing (Outsourcing, Off-Shoring, BPO). Virtually every major enterprise today is considering the issue of IT outsourcing, offshore resources and business process outsourcing. Our consultants provide advice and project management support across the four stages of the outsourcing or off-shoring process: strategy, evaluation and selection of partners, contract development, and relationship management.

o IT Management & Measurement. Successful IT organizations must operate with maximum effectiveness and efficiency while delivering services that address the business and process issues of their enterprise. Our consultants provide advice and support that leverages the intelligence of our research to address and solve the top issues of the IT organization.

o Federal government. We are highly experienced in developing IT solutions that meet the unique challenges faced by federal agencies as they attempt to serve the public's needs. Budgeting, procurement and re-engineering are just some of the issues our consultants have addressed in the public sector arena.

o Market & Business Strategies. The intelligence we gather through market research, client interaction and analysis is unique in the marketplace. Our consultants leverage this intelligence to assist technology companies in identifying market demand, improving products and defining the competitive landscape.

Note 14 to the Consolidated Financial Statements within this Form 10-K includes financial information about our geographic areas and our three business segments: research, consulting and events.

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


COMPETITION
We believe that the principal competitive factors that differentiate us from our competitors are:

o The high quality, independence and objectivity of our research and analysis;

o Our multi-faceted expertise across the IT industry and its technologies, both legacy and emerging;

                                                                          10-K.5

o    Our position as a research company with broad consulting capabilities;

o    Our position as a consulting firm with research analysts;

o    The timely delivery of information;

o The ability to offer products that meet changing market needs at competitive prices; and

o    Our superior customer service.

We face competition from a significant number of independent providers of information products and services. We compete indirectly against consulting firms and other information providers, including electronic and print media companies. These indirect competitors could choose to compete directly with us in the future. Additionally, we face competition from our clients receiving information from free sources through the Internet. Limited barriers to entry exist in the markets in which we do business. As a result, new competitors may emerge and existing competitors may start to provide additional or complementary services. However, we believe the breadth and depth of our research assets position us well versus our competition. Increased competition may result in us losing market share, diminished value in our products and services, reduced pricing and increased sales and marketing expenditures.

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

We recognize the value of intellectual property in the marketplace and vigorously identify, create and protect it.

EMPLOYEES
As of December 31, 2003, we had 3,729 employees, of which 730 were located at our headquarters in Stamford, Connecticut; 1,615 were located at our other facilities in the United States; and 1,384 were located outside of the United States. None of our employees are represented by a private non-governmental collective bargaining arrangement. We have experienced no work stoppages and consider our relations with employees to be favorable. In December 2003, we announced that we would be making moderate reductions to our workforce of approximately 200 employees, or 5%, as we continue to align our business resources with revenue expectations. A portion of the reductions occurred in the fourth quarter of Calendar 2003, and the remaining portion is expected to occur during the first quarter of Calendar 2004.

AVAILABLE INFORMATION
Our Internet address is www.gartner.com and the investor relations section of our Web site is located at www4.gartner.com/5_about/investor_information/ 44a.html. We make available free of charge, on or through the investor relations section of our Web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, transition report on Form 10-KT, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Also available at http://www4.gartner.com/ir/asset_8465.jsp is information relating to our corporate governance. This includes (i) CEO & CFO Code of Ethics which applies to our Chief Executive Officer, Chief Financial Officer, controller and other financial managers, (ii) Principles of Ethical Conduct which applies to all employees, (iii) Governance Guidelines, the corporate governance principles that have been adopted by our Board and (iv) charters for each of the Board's committees. This information is also available in print to any shareholder who requests it by writing to Investor Relations, Gartner, Inc., 56 Top Gallant Road, Stamford, CT 06902.

ITEM 2. PROPERTIES.
Our headquarters is located in approximately 224,000 square feet of leased office space in four buildings located in Stamford, Connecticut, USA. These facilities accommodate research and analysis, marketing, sales, client support, production and corporate administration. The leases on these facilities expire in 2010. We have a significant presence in the United Kingdom with approximately 72,000 square feet of leased office space in two

10-K.6

buildings located in Egham, UK. We have 34 domestic and 42 international locations that support our research and analysis, domestic and international sales efforts and other functions. We believe that our existing facilities and leases are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS.
We are involved in legal proceedings and litigation arising in the ordinary course of business. We believe the outcome of all current proceedings, claims and litigation will not have a material effect on our financial position or results of operations when resolved in a future period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We did not submit any matter to a vote of our stockholders during the fourth quarter of the year covered by this Annual Report.

                                                                          10-K.7

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. As of February 29, 2004, there were approximately 300 holders of record of our Class A Common Stock and approximately 3,461 holders of record of our Class B Common Stock. Our Class A and Class B Common Stock trade on the New York Stock Exchange under the symbols IT and ITB, respectively. The Class B Common Stock is identical in all respects to the Class A Common Stock, except that the Class B Common Stock is entitled to elect at least 80% of the members of our Board of Directors. While subject to periodic review, the current policy of our Board of Directors is to retain all earnings primarily to provide funds for continued growth.

The following table sets forth the high and low closing prices for our Class A Common Stock and Class B Common Stock as reported on the New York Stock Exchange for the periods indicated.

CLASS A COMMON STOCK

                                              2003                      2002                    2001
                                ------------------       -------------------        ----------------
                                  High         Low         High          Low        High         Low
----------------------------------------------------------------------------------------------------
Quarter ended March 31          $ 9.68      $ 6.76       $13.48       $11.00      $ 9.16       $6.01
Quarter ended June 30           $ 8.32      $ 6.45       $13.45       $ 9.82      $11.00       $5.80
Quarter ended September 30      $12.60      $ 7.50       $ 9.82       $ 7.75      $11.17       $8.40
Quarter ended December 31       $13.75      $11.12       $10.66       $ 4.90      $11.69       $8.50

CLASS B COMMON STOCK

                                              2003                      2002                    2001
                                ------------------       -------------------        ----------------
                                  High         Low         High          Low        High         Low
----------------------------------------------------------------------------------------------------
Quarter ended March 31          $ 9.80      $ 6.83       $13.20       $10.86      $ 8.45       $5.81
Quarter ended June 30           $ 8.38      $ 6.85       $13.05       $ 9.00      $ 9.81       $5.50
Quarter ended September 30      $12.30      $ 7.48       $ 9.84       $ 7.67      $10.60       $8.05
Quarter ended December 31       $12.99      $10.70       $10.70       $ 5.20      $11.70       $8.07

The following table provides information regarding our purchases of common stock for treasury during the fourth quarter of Calendar 2003 under our announced share repurchase program, which has authorized repurchases of our Class A Common Stock and Class B Common Stock totaling $200 million. This repurchase program was originally announced in July 2001 with an authorization to purchase $75 million of our stock. The repurchase program was subsequently amended in July 2002 to increase the authorization to purchase up to $125 million of our stock, and again in July 2003 to increase the total authorization to purchase up to $200 million of our stock.

                                                                                                                       Maximum
                                               Class A Common Stock        Class B Common Stock        Shares    Value of Shares
                                          -------------------------   -------------------------     Purchased       That May Yet
                                                            Average                     Average         Under       Be Purchased
                                          Total Shares   Price Paid   Total Shares   Price Paid     Announced         Under Plan
                                             Purchased    per Share      Purchased    per Share          Plan     (in thousands)
--------------------------------------------------------------------------------------------------------------------------------
October 2003                                        --       $   --             --       $   --            --
November 2003                                       --           --         73,700        12.36        73,700
December 2003                                  416,921        11.95        435,000        11.87       851,921
                                           -------------------------------------------------------------------------------------
Total fourth quarter of Calendar 2003          416,921       $11.95        508,700       $11.94       925,621           $72,868
                                           =====================================================================================

10-K.8

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
We changed our fiscal year end from September 30 to December 31, effective January 1, 2003. We have included Statement of Operations Data for Calendar 2002 for informational purposes. This data was derived from Fiscal 2002 information, adjusted by information from Transition 2002 and the first quarter of Fiscal 2002. All other information was derived from our audited financial statements included herein or in submissions of our Form 10-K in prior years.

The selected financial data should be read in conjunction with our consolidated financial statements and related notes.

                                                     Calendar Year                                  Fiscal Year Ended September 30,
                                          ------------------------   Transition   -------------------------------------------------
(In thousands, except per share data)           2003          2002         2002         2002         2001         2000         1999
-----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Revenues:
 Research                                  $ 466,907     $ 486,967    $ 120,038    $ 496,403    $ 535,114    $ 509,781    $ 479,045
 Consulting                                  258,628       276,059       58,098      273,692      276,292      216,667      156,444
 Events                                      119,355       109,694       47,169      121,991      132,684      108,589       75,581
 Other                                        13,556        14,873        4,509       15,088       18,794       27,414       29,768
                                          -----------------------------------------------------------------------------------------
  Total revenues                             858,446       887,593      229,814      907,174      962,884      862,451      740,838
Operating income (loss)                       47,461        49,542      (12,886)      96,375       42,514       84,131      133,368
Income (loss) from continuing operations      23,693        15,117      (14,418)      48,578         (220)      53,124       88,271
Loss from discontinued operation                  --            --           --           --      (65,983)     (27,578)           -
Net income (loss)                          $  23,693     $  15,117    $ (14,418)   $  48,578    $ (66,203)   $  25,546    $  88,271
===================================================================================================================================
PER SHARE DATA
Basic income (loss) per share:
 from continuing operations                $    0.26     $    0.18    $   (0.18)   $    0.58    $   (0.00)   $    0.61    $    0.87
 from discontinued operation                      --            --           --           --        (0.77)       (0.31)          --
                                          -----------------------------------------------------------------------------------------
                                           $    0.26     $    0.18    $   (0.18)   $    0.58    $   (0.77)   $    0.30    $    0.87
                                          -----------------------------------------------------------------------------------------
Diluted income (loss) per share:
 from continuing operations                $    0.26     $    0.18    $   (0.18)   $    0.47    $   (0.00)   $    0.59    $    0.84
 from discontinued operation                      --            --           --           --        (0.77)       (0.28)       (0.31)
                                          -----------------------------------------------------------------------------------------
                                           $    0.26     $    0.18    $   (0.18)   $    0.47    $   (0.77)   $    0.31    $    0.53
                                          -----------------------------------------------------------------------------------------
Weighted average shares outstanding
 Basic                                        91,123        83,329       81,379       83,586       85,862       86,564      101,881
 Diluted                                      92,579        85,040       81,379      130,882       85,862       97,889      104,603
===================================================================================================================================
OTHER DATA
Cash and cash equivalents and
 marketable equity securities              $ 229,962     $ 109,657    $ 109,657    $ 124,793    $  40,378    $  97,102    $  88,894
Total assets                                 917,264       810,080      810,080      818,455      839,002      972,361      803,444
Long-term debt                                    --       351,539      351,539      346,300      326,200      307,254      250,000
Stockholders' equity (deficit)               375,746       (28,701)     (28,701)      (4,890)     (34,518)      74,820       74,486
===================================================================================================================================

The following items impact the comparability of our data from continuing operations:

o Other charges, which included costs for severance, excess facilities and impairments of long-lived assets, on a pre-tax basis, of $29.7 million for Calendar 2003, $49.4 million for Calendar 2002, $32.2 million for Transition 2002, $17.2 million for Fiscal 2002, $46.6 million for Fiscal 2001, and $23.4 million for Fiscal 1999.

o Pre-tax charges for the impairment of investments of $0.9 million for Calendar 2003, $4.2 million for Calendar 2002, $1.7 million for Transition 2002, $2.5 million for Fiscal 2002, and $30.4 million for Fiscal 2001.

o Gains (losses) from the sale of investments or assets and associated insurance claims, on a pre-tax basis, of $5.5 million for Calendar 2003, $0.5 million for Calendar 2002, $1.3 million for Fiscal 2002, $(0.6) million for Fiscal 2001, and $29.6 million for Fiscal 2000.

o A tax benefit of $14.5 million during Fiscal 2001 due to the utilization of foreign tax credits.

o    During Calendar 2003, our long-term debt was converted into equity.

                                                                          10-K.9

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS
In addition to historical information, this Annual Report contains forward-looking statements. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as "may," "will," "expect," "should," "could," "believe," "plan," "anticipate," "estimate," "predict," "potential," "continue," or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Factors That May Affect Future Results" below. Readers should not place undue reliance on these forward-looking statements, which reflect management's opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers should review carefully any risk factors described in our reports filed with the Securities and Exchange Commission.

OVERVIEW
With the convergence of IT and business, technology has become increasingly more important - not just to technology professionals, but also to business executives. We are an independent and objective research and advisory firm that helps IT and business executives use technology to build, guide and grow their enterprises.

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

We intend to maintain a balance between (1) pursuing opportunities and applying resources with a strict focus on growing our businesses and (2) generating profitability through a streamlined cost structure.

We have been organized into three business segments: research, consulting and events.

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

We have recently begun to undertake a plan to ensure that our business units are closely aligned with client need and market opportunity. As part of that process, we have begun to reorganize our business in to three distinct business units:

o Gartner Intelligence will deliver content and advice to IT professionals, technology vendors and investors through vehicles such as Research, Events and SAS.

o Gartner Executive Programs will offer membership and peer-networking services for chief information officers (CIOs) and other key executives, through offerings such as the highly successful EXP membership program.

o Gartner Consulting will focus on customized engagements that allow CIOs and their counterparts to apply Gartner's knowledge to their specific business situations, with an emphasis on areas such as outsourcing and IT management.

10-K.10

Organizing our business units around distinct client segments will allow us to make our existing products more relevant, accelerate the development of new products that provide solutions for specific client needs, and increase the Gartner value proposition overall.

As part of implementing this plan, we will be analyzing whether or not it impacts how we report on our business segments. We will continue to report our segment information as we have historically until we complete the alignment of our financial reporting to this new structure and can then analyze what impact, if any, this alignment will have.

We believe the following business measurements are important performance indicators for our business segments.


REVENUE CATEGORY   BUSINESS MEASUREMENTS
=============================================================================================================================
Research           Contract value represents the value attributable to all of our subscription-related research products that recognize revenue on a ratable basis. Contract value is calculated as the annualized value of all subscription research contracts in effect at a specific point in time, without regard to the duration of the contract.

                   Client retention rate represents a measure of client satisfaction and renewed business relationships at a specific point in time. Client retention is calculated on a percentage basis by dividing our current clients who were also clients a year ago, by all clients from a year ago.

                   Wallet retention rate represents a measure of the amount of contract value we have retained with clients over a twelve-month period. Wallet retention is calculated on a percentage basis by dividing the contract value of clients, who were clients one year earlier, by the total contract value from a year earlier. When wallet retention exceeds client retention, it is an indication of retention of higher-
                   spending clients.
------------------------------------------------------------------------------------------------------------------------------
Consulting         Consulting backlog represents future revenue to be derived from in-process consulting, measurement and strategic advisory services engagements.

                   Utilization rates represent a measure of productivity of our consultants. Utilization rates are calculated for billable headcount on a percentage basis by dividing total hours billed by total hours available to bill.
------------------------------------------------------------------------------------------------------------------------------
Events             Number of events represents the total number of hosted events completed during the period.

EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION
Technology spending has decreased steadily over the past few years. As a result, sales of our IT related research have declined as well. During this period, we have been focused on stabilizing and then growing revenue in our core Research business. This continued focus began to yield the desired outcome during the latter half of Calendar 2003. We ended the latter half of 2003 with two consecutive quarters of sequential increases in contract value after seven consecutive quarters of sequentially decreasing contract value. Our research client retention rates steadily increased to 78% at December 31, 2003 from 74% at December 31, 2002. We believe the technology market is showing signs of a recovery, and we believe the realignment of our business units discussed previously will help us grow during this expected recovery.

Our Consulting business also ended the year with a positive trend. We ended Calendar 2003 with two consecutive quarters of sequential increases in backlog after five consecutive quarters of sequential decreases. As part of the realignment previously discussed, we will be exiting certain less profitable consulting practices and geographies. We expect this realignment to address our sub-optimal utilization rates and our lack of scale in some regions.

Our Events business continues to deliver strong results, particularly in an environment where few competitors have survived. Our emphasis on managing the Events portfolio to retain our long-time successful events and introduce promising new events has resulted in improved revenue performance. We achieved these results while hosting fewer events, 57 during Calendar 2003, which was nine fewer than Calendar 2002.

During the fourth quarter of Calendar 2003, we made an important change to our capital structure. Our 6% convertible notes were converted into Class A Common Stock. This eliminated all of our outstanding debt, and the related interest expense, and we ended the year with $376 million of stockholders' equity. In addition, our cash increased from $110 million at December 31, 2002 to $230 million at December 31, 2003, while repurchasing $43 million of our common stock. We have strong financial resources to support additional investments in growth.

                                                                         10-K.11

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS
Our quarterly and annual revenue and operating income fluctuate as a result of many factors, including: the timing of Symposia, our flagship event that normally occurs during the fourth calendar quarter, and other events; the amount of new business generated; the mix of domestic and international business; changes in market demand for our products and services; changes in foreign currency rates; the timing of the development, introduction and marketing of new products and services; and competition in the industry. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results.

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

Revenue recognition - We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Revenue by significant source is accounted for as follows:

o Research revenues are derived from subscription contracts for research products. Revenues from research products are deferred and recognized ratably over the applicable contract term;

o Consulting revenues are based primarily on fixed fees or time and materials for discrete projects. Revenues for such projects are recognized as work is delivered and/or services are provided and are evaluated on a contract by contract basis;

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

Uncollectible fees receivable - Provisions for bad debts are recognized as incurred. The measurement of likely and probable losses and the allowance for uncollectible fees receivable is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires material estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of fees receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients' liquidity and credit quality, other factors negatively impacting our clients' ability to pay their obligations as they come due, and the effectiveness of our collection efforts. The following tables provides our total fees receivables, along with the related allowance for losses (in thousands):


                                                 December 31,
                                     ------------------------     September 30,
                                           2003          2002              2002
-------------------------------------------------------------------------------
Total fees receivables                 $275,122      $290,068          $271,843
Allowance for losses                     (9,000)       (7,000)           (7,000)
                                     ------------------------------------------
Fees receivables, net                  $266,122      $283,068          $264,843
                                     ==========================================

Impairment of goodwill and other intangible assets - The evaluation of goodwill is performed in accordance with Statement of Financial Accounting Standards No. 142, - "Goodwill and Other Intangible Assets" ("SFAS 142"). Among other requirements, this standard eliminated goodwill amortization upon adoption and requires an annual assessment for goodwill impairment. The evaluation of other intangible assets is performed on a periodic basis.

10-K.12

These assessments require management to estimate the fair values of our reporting units based on estimates of future business operations and market and economic conditions in developing long-term forecasts. If we determine that the fair value of any reporting unit is less than its carrying amount, we must recognize an impairment charge, for the associated goodwill of that reporting unit, to earnings in our financial statements. Goodwill is evaluated for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger a review for impairment include the following:

o Significant under-performance relative to historical or projected future operating results;

o Significant changes in the manner of our use of acquired assets or the strategy for our overall business;

o    Significant negative industry or economic trends;

o    Significant decline in our stock price for a sustained period; and

o    Our market capitalization relative to net book value.

Due to the numerous variables associated with our judgments and assumptions relating to the valuation of the reporting units and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty, and as additional information becomes known, we may change our estimates.

Accounting for income taxes - As we prepare our consolidated financial statements, we estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We record a valuation allowance to reduce our deferred tax assets when future realization is in question. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

Contingencies and other loss reserves and accruals - We establish reserves for severance costs, contract terminations and asset impairments as a result of actions we undertake to streamline our organization, reposition certain businesses and reduce ongoing costs. Estimates of costs to be incurred to complete these actions, such as future lease payments, sublease income, the fair value of assets, and severance and related benefits, are based on assumptions at the time the actions are initiated. To the extent actual costs differ from those estimates, reserve levels may need to be adjusted. In addition, these actions may be revised due to changes in business conditions that we did not foresee at the time such plans were approved. During the fourth quarter of Calendar 2003, we revised our previous estimates for costs and losses associated with excess facilities due to declines in market rates for expected sublease income and revised expected periods of sublease. As a result of these revised estimates, we recorded a charge of $9.7 million, which was included in Other charges along with severance costs. Additionally, we record accruals for estimated incentive compensation costs during the year. The ultimate amount paid associated with these incentives are sometimes not known until after year-end. During the fourth quarter of Calendar 2003, we lowered our estimates for incentive compensation accruals, including bonuses, based on Company performance by approximately $3.2 million as compared to the estimates recorded as of the end of the third quarter of Calendar 2003.

Impairment of investment securities - A charge to earnings is made when a market decline below cost is other than temporary. Management regularly reviews each investment security for impairment based on criteria that include the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, the valuation of comparable companies and our intent and ability to retain

                                                                         10-K.13

the investment for a period of time sufficient to allow for any anticipated recovery in market value. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. Total investments in equity securities were $10.9 million at December 31, 2003, $10.7 million at December 31, 2002, and $12.7 million at September 30, 2002 (see Note 4 - Investments in the Notes to the Consolidated Financial Statements).

CHANGE IN FISCAL YEAR
On October 30, 2002, we announced that the Board of Directors approved a change of our fiscal year-end from September 30 to December 31, effective January 1, 2003. This change resulted in a three-month transitional period ending December 31, 2002. References to Transition 2002, unless otherwise indicated, refer to the three-month transitional period ended December 31, 2002. References to Fiscal 2002 and Fiscal 2001, unless otherwise indicated, are to the respective fiscal year period from October 1 through September 30. References to Calendar 2003 and Calendar 2002, unless otherwise indicated, are to the respective twelve-month period from January 1 through December 31.

RESULTS OF OPERATIONS

CALENDAR 2003 VERSUS CALENDAR 2002

Total revenues decreased 3% to $858.4 million during Calendar 2003 from $887.6 million during Calendar 2002.

o Research revenues decreased 4% in Calendar 2003 to $466.9 million, compared to $487.0 million in Calendar 2002, and comprised approximately 54% and 55% of total revenues in Calendar 2003 and Calendar 2002, respectively.

o Consulting revenues decreased 6% to $258.6 million in Calendar 2003, compared to $276.1 million in Calendar 2002, and comprised approximately 30% and 31% of total revenues in Calendar 2003 and Calendar 2002, respectively.

o Events revenues were $119.4 million in Calendar 2003, an increase of 9% from the $109.7 million in Calendar 2002, and comprised approximately 14% of total revenues in Calendar 2003 versus 12% in Calendar 2002.

o Other revenues, consisting principally of software licensing and maintenance fees, decreased 9% to $13.6 million in Calendar 2003 from $14.9 million in Calendar 2002.

While revenues declined in the United States and Canada region, they increased in our Europe, Middle East and Africa region ("EMEA") and the Other International region. Revenues from sales to United States and Canadian clients decreased 7% to $535.7 million in Calendar 2003 from $576.5 million in Calendar 2002. Revenues from sales to clients in the EMEA region increased 5% to $252.3 million in Calendar 2003 from $241.3 million in Calendar 2002. Revenues from sales to clients in Other International regions increased 1% to $70.5 million in Calendar 2003 from $69.8 million in Calendar 2002.

The decrease in our total revenues was a result of a decline in demand throughout the entire technology sector and the overall weakness in the economy, partially offset by the positive effects of foreign currency exchange rates. Excluding the effects of foreign currency translation, revenues would have decreased approximately 8%. See Segment Analysis section below for a further discussion of segment revenues.

Cost of services and product development increased 4% during Calendar 2003 to $410.7 million from $396.5 million during Calendar 2002. Excluding the effects of foreign currency translation, cost of services and product development would have decreased by 1%. As a percentage of sales, cost of services and product development increased to 47.8% from 44.7% due primarily to investments in Gartner EXP, membership programs, product development and costs associated with customer intelligence, higher conference related expenses and lower utilization rates for our consulting practice.

10-K.14

Selling, general and administrative expenses decreased 4%, to $333.3 million during Calendar 2003 from $346.5 million during Calendar 2002. SG&A would have decreased by approximately 7% had it not been for the negative effect of foreign currency translation. The decrease in SG&A was primarily the result of lower sales commissions and our continued focus on streamlining our support organizations and restructuring efforts.

Depreciation expense for Calendar 2003 decreased 18% to $36.0 million, compared to $43.7 million for Calendar 2002. The decrease was due to a reduction in capital spending during Calendar 2002 and Calendar 2003 relative to the capital spending during Fiscal 2000 and 2001, which led to a decrease in depreciation expense. In addition, costs capitalized during Fiscal 2000 associated with the initial launch of the gartner.com Web site in January 2001 have been fully depreciated as of the beginning of Calendar 2003.

Amortization of intangibles decreased 34% when comparing Calendar 2003 to Calendar 2002 due to certain intangible assets having been fully amortized over the past year.

Other charges of $29.7 million during Calendar 2003 were for costs for employee severance and benefits associated with workforce reductions initiated under two separate actions, $5.4 million during the first quarter of Calendar 2003 and $14.6 million during the fourth quarter of Calendar 2003. Additionally, during the fourth quarter of Calendar 2003, we revised our estimates of previously recorded costs and losses associated with excess facilities and recorded $9.7 million of additional provisions. The revised estimate was due to a decline in market lease rates for expected subleases, as well as a reduction in estimated periods of subleases. The workforce reduction that occurred during the first quarter of Calendar 2003 was a continuation of the action taken in Transition 2002, which resulted in the termination of 92 employees, or approximately 2% of our workforce. The purpose of this reduction was to reduce costs in underperforming segments. The workforce reduction that occurred during the fourth quarter of Calendar 2003 resulted in the termination of 130 employees, or approximately 3% of our workforce. The purpose of this workforce reduction was part of an effort to streamline operations, to strengthen key consulting practices, and to align our organizational structure to focus on client needs. We expect the remaining payments associated with the workforce reduction to be substantially completed by the end of the second quarter of 2004. We are funding all of these costs out of existing cash. We expect to record additional expenses for severance during the first quarter of 2004 of approximately $5 million to $8 million associated with the realignment plan initiated during the fourth quarter of Calendar 2003.

During Calendar 2002, other charges were $49.4 million. These charges were the result of two actions, one during the first quarter of Calendar 2002 amounting to $17.2 million, and the other occurring during the fourth quarter of Calendar 2002, or Transition 2002, amounting to $32.2 million. Of the charges occurring during the first quarter of Calendar 2002, $10.0 million related to costs and losses associated with the elimination of excess facilities, principally leasehold improvements and ongoing lease costs and losses associated with sub-lease arrangements. In addition, approximately $5.8 million of these charges were associated with our workforce reduction initiated during the first quarter of Calendar 2002 and were for employee termination severance and benefits. This workforce reduction resulted in the termination of 92 employees, or approximately 2% of the Company's workforce at that time. We expect the payments associated with the workforce reduction to be completed by the end of the first quarter of 2004. The remaining $1.4 million of expenses recorded as other charges during the first quarter of Calendar 2002 relates to the impairment of certain database-related assets. Of the $32.2 million of charges during the fourth quarter of Calendar 2002, $13.3 million related to costs and losses associated with our elimination of excess facilities, principally leased facilities and ongoing lease costs and losses associated with sub-lease arrangements. The remaining $18.9 million of these charges related to severance payments and related benefits associated with a workforce reduction, which included $0.6 million of non-cash compensation. This workforce reduction resulted in the elimination of approximately 175 positions, or approximately 4% of our workforce at the time. We are funding all of the remaining costs out of existing cash.

Interest expense decreased during Calendar 2003 due to the conversion of our debt to equity in October 2003. The conversion of our debt has eliminated most of our interest expense since the conversion date.

                                                                         10-K.15

Gain (loss) on investments, net during Calendar 2003 includes a $5.5 million insurance recovery received during Calendar 2003 associated with previously incurred losses arising from the sale of a business. Gain (loss) on investments, net during Calendar 2003 also includes an impairment loss of $0.9 million associated with a minority-owned investment not publicly traded. We evaluated the investment for impairment because of the investee's recapitalization due to its lack of capital resources to redeem its mandatorily redeemable equity, which led us to write the investment down to our estimate of fair value. The loss on investments during Calendar 2002 was caused primarily by the recognition of impairment losses related to equity securities owned by us through two limited partnerships, SI Venture Associates ("SI I") and SI Venture Fund II ("SI II"). SI I and SI II are venture capital funds engaged in making investments in early to mid-stage IT-based or Internet-enabled companies. We own 100% of SI I and 34% of SI II. See Note 4 - Investments in the Notes to the Consolidated Financial Statements for a further discussion of the gains and losses on investments. The impairment factors evaluated by management may change in subsequent periods, given that the entities underlying these investments operate in a volatile business environment. In addition, these entities may require additional financing to meet their cash and operational needs. However, there can be no assurance that such funds will be available to the extent needed, at terms acceptable to the entities, if at all. This could result in additional material non-cash impairment charges in the future.

Other income, net for Calendar 2003 of $0.5 million consists primarily of net foreign exchange gains. For Calendar 2002, other income, net of $0.1 million includes a $0.5 million gain from the sale of certain assets during the first quarter of Calendar 2002, partially offset by net foreign exchange losses.

Provision for income taxes was 33.4% and 37.7% of income before income taxes for Calendar 2003 and 2002, respectively. Excluding the other charges for workforce reductions, excess facilities and asset impairments and the gains and losses from investments, the effective tax rate would have been 33% in Calendar 2003 as compared to 34% in Calendar 2002. The reduction in the effective tax rate for Calendar 2003, as compared to that of Calendar 2002, reflects the implementation of tax planning strategies.

Basic and diluted income per common share was $0.26 for Calendar 2003, compared to $0.18 for Calendar 2002. For Calendar 2003, basic and diluted EPS were negatively impacted by our restructuring costs and the impairment of an investment. Partially offsetting these items was the favorable impact of the insurance recovery. During Calendar 2002, the restructuring charges and impairment of investments had an unfavorable impact on basic and diluted EPS.

SEGMENT RESULTS

During Calendar 2003, our business was managed through three reportable segments: Research, Consulting and Events. As announced in the fourth quarter of 2003, we are moving toward a client focus and realigning our business into three business units: Gartner Intelligence, Gartner Executive Programs, and Gartner Consulting. As this realignment is finalized during 2004, we will evaluate the needs, if any, to realign our segment reporting. Our segment discussion is based on our historical segments as managed through 2003.

We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain selling, general and administrative expenses, depreciation, amortization of intangibles and other charges. Gross contribution margin is defined as gross contribution as a percentage of revenues.

Research
Research revenues decreased 4% when comparing Calendar 2003 and Calendar 2002. Foreign currency exchange rates favorably impacted research revenues by approximately 4%. The decrease in research revenues was due to the overall weakness in the economy and the impact of this weakness on corporate information technology spending causing lower demand throughout the entire technology sector.

10-K.16

Research gross contribution of $292.9 million for Calendar 2003 decreased 8% from $318.7 million for Calendar 2002, while gross contribution margin for Calendar 2003 decreased to 63% from 65% in the prior year. The decrease in gross contribution and gross contribution margin is a result of the lower revenues and costs associated with investments in Gartner EXP, Gartner G2, membership programs, product development and marketing and costs associated with customer intelligence.

Research contract value, an indicator of future research revenue, was $482.2 million at December 31, 2003, a decrease of 1% from $489.0 million at December 31, 2002. However, research contract value increased sequentially during both the third and fourth quarters of Calendar 2003 from $468.5 million at June 30, 2003 and $469.6 million at September 30, 2003. Prior to these sequential increases during Calendar 2003, contract value had decreased sequentially for seven consecutive quarters. We believe these sequential increases may be an indication of an upturn in demand for our products coinciding with potentially increasing demand in the technology sector. At December 31, 2003, our client retention rates increased 4 percentage points to 78% as compared to the same measure at December 31, 2002. Wallet retention increased 8 percentage points during Calendar 2003 to 89%. The client and wallet retention rates increased steadily over the four quarters of Calendar 2003. We believe these increases were a result of implementing a named account sales strategy with our sales staff and the focusing of their efforts on companies with revenues greater than $1 billion.

Consulting
Consulting revenues decreased 6% during Calendar 2003 to $258.6 million from $276.1 million for Calendar 2002. Foreign currency exchange rates had a positive impact of approximately 5% during Calendar 2003. The decrease in revenues was caused by lower billable headcount and lower utilization. Workforce reductions over the past year have resulted in reduced billable headcount in response to the lower demand in the technology sector. Billable headcount for our Consulting business as of December 31, 2003 has decreased approximately 11% to 410 at December 31, 2003 as compared to 459 at December 31, 2002.

Consulting gross contribution of $86.8 million for Calendar 2003 decreased 16% from $102.8 million for Calendar 2002, and gross contribution margin for Calendar 2003 decreased to 34% from 37% in the prior year. The decrease in the gross contribution margin was primarily attributable to lower consultant utilization rates, which were approximately 53% during Calendar 2003 as compared to approximately 56% during Calendar 2002.

As part of our realignment that caused workforce reductions during the fourth quarter of Calendar 2003, we decided to exit certain lines of business and geographies within our Consulting business in order to focus on areas with potential for higher growth and profitability. The realignment is expected to address the sub-optimal utilization rates and our lack of scale in some regions. In the near term, this decision will affect overall revenue growth for Consulting as revenues from those areas exited are allowed to wind down, while new areas of focus are beginning to ramp up.

Consulting backlog decreased 10% to $99.7 million at December 31, 2003, compared to $111.3 million at December 31, 2002, but increased sequentially during both the third and fourth quarters of Calendar 2003, when it was $91.0 million at June 30, 2003 and $92.8 million at September 30, 2003. Consulting backlog decreased as compared to the prior year due to the decline in demand throughout the entire technology sector, as technology customers continued to constrain spending. As noted in the discussion of the Research segment, the sequential backlog increases in the latter half of Calendar 2003 may be an indication of increased demand in the technology sector.

Events
Events revenues increased 9% to $119.4 million for Calendar 2003, compared to $109.7 million for Calendar 2002. Changes in foreign currency exchange rates had approximately a 5% favorable impact on revenues when comparing Calendar 2003 to Calendar 2002. Revenues have increased slightly despite having nine fewer events during Calendar 2003 as compared to Calendar 2002. The average revenue per event has increased during Calendar 2003 due to the strong performance of our recurring events, as well as the addition of new events during Calendar 2003 that had higher revenues than the events that were eliminated.

                                                                         10-K.17

Gross contribution of $56.0 million for Calendar 2003 was relatively consistent with Calendar 2002. As a percentage of revenues, gross contribution decreased to 47% during Calendar 2003 from 51% during Calendar 2002. The decrease in gross contribution margin was due primarily to increased personnel expenses and increased event marketing costs. During 2003, we invested more in marketing and promoting our events to maintain our attendance levels during a weak economy, especially in the technology sector.

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

Revenue declined in our three defined geographic market areas: United States and Canada, EMEA, and Other International. Revenues from sales to United States and Canadian clients decreased 7% to $595.3 million in Fiscal 2002 from $641.9 million in Fiscal 2001. Revenues from sales to clients in the EMEA region decreased 3% to $242.1 million in Fiscal 2002 from $250.0 million in Fiscal 2001. Revenues from sales to Other International clients decreased 2% to $69.7 million in Fiscal 2002 from $71.1 million in Fiscal 2001.

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

Depreciation expense increased to $42.5 million in Fiscal 2002 from $40.9 million in Fiscal 2001, primarily due to the additional depreciation from significant capital expenditures made during Fiscal 2001 for internal use software required to support the business and also due to the amortization of costs associated with the launch of gartner.com in January 2001.

Amortization of intangibles of $1.9 million in Fiscal 2002 was down from $12.4 million in Fiscal 2001. The primary reason for the decrease was our adoption of SFAS 142 which eliminated the amortization of goodwill for Fiscal 2002. For Fiscal 2001, goodwill amortization was $9.5 million and, on an after-tax basis, was $8.4 million. As a result of adoption, diluted earnings per share for the year ended September 30, 2002 improved by $0.09.

During Fiscal 2002, we recorded other charges of $17.2 million. Of these charges, $10.0 million related to costs and losses associated with our elimination of excess facilities, principally leased facilities and ongoing lease costs and losses associated with sub-lease arrangements. In addition, approximately $5.8 million of these charges are associated with a workforce reduction announced in January 2002 and were for employee termination severance payments and related benefits. This workforce reduction resulted in the elimination of approximately 100 positions, or approximately 2% of our workforce at the time, and the payment of $5.3 million of termination benefits during Fiscal 2002. The remaining $1.4 million relates to the impairment of certain database-related assets. Other charges totaled $46.6 million for Fiscal 2001. Of these charges, $24.8 million was associated with our workforce reduction

10-K.18

announced in April 2001. This workforce reduction resulted in the elimination of 383 positions, or approximately 8% of our workforce at the time, and the payment of $6.4 million and $18.2 million of termination benefits during Fiscal 2002 and Fiscal 2001, respectively. The $24.8 million charge was comprised of employee termination severance payments and related benefits. Approximately $14.3 million of the other charges were associated with the write-down of goodwill and other long-lived assets to net realizable value as a result of our decision to discontinue certain unprofitable products, and $7.5 million of the charge was associated primarily with the write-off of internally developed systems retired in connection with the launch of gartner.com. At December 31, 2003, an insignificant amount of severance costs remain to be paid during 2004. These costs will be paid from existing cash. The estimated costs associated with the excess facilities have been reevaluated as part of the charge taken during the fourth quarter of Calendar 2003 discussed previously.

Operating income increased to $96.4 million in Fiscal 2002 compared to $42.5 million in Fiscal 2001. In Fiscal 2002, our United States and Canadian business and our European business experienced an increase in operating income of 119% and 113%, respectively. Our Other International business experienced an operating loss for the year, which was slightly lower than a year ago. On a consolidated basis, operating income as a percentage of total revenues was 11% and 4%, respectively, for Fiscal 2002 and 2001. Operating income was impacted, in part, by other charges of $17.2 million and $46.6 million in Fiscal 2002 and 2001, respectively, and additional costs associated with the re-architecture of our Internet capabilities and our research methodology and delivery processes in Fiscal 2001. Excluding the other charges, operating income for Fiscal 2002 and 2001 was 13% and 9%, respectively, of total revenues. We decreased our staff by approximately 8% in the second half of Fiscal 2001 and 2% in mid-Fiscal 2002 and, in the fourth quarter of Fiscal 2001, decreased the expense-to-revenue ratio associated with our cost of services and selling, general and administrative expenses through various cost-reduction initiatives. The improvement in operating income was also impacted by lower amortization of intangibles due to the adoption of SFAS 142. Amortization of goodwill was $9.5 million in Fiscal 2001.

Gain (loss) on investments, net for Fiscal 2002 included the sale of 748,118 shares of CNET for $6.0 million, resulting in a pre-tax gain of $0.8 million. We acquired this investment as partial consideration for our sale of TechRepublic to CNET in July 2001. The remaining $2.4 million loss on investments during Fiscal 2002 was primarily the result of impairment losses related to investments owned by us through SI I, SI II and other directly owned investments for other than temporary declines in value. See Note 4 - Investments in the Notes to Consolidated Financial Statements for a further discussion.

Gain (loss) on investments, net in Fiscal 2001 of $27.5 million included the sale of shares of an investment, in which we held a minority interest, for net cash proceeds of $7.5 million and a pre-tax loss of $5.6 million. Fiscal 2001 also included a $5.0 million gain as a result of the sale of shares received from our venture capital funds, SI I, SI II and other securities for net cash proceeds of $6.9 million. The remaining loss of $26.9 million during Fiscal 2001 was primarily the result of impairment losses related to investments owned by us through SI I, SI II and other directly owned investments for other than temporary declines in value. See Note 4 - Investments in the Notes to Consolidated Financial Statements for a further discussion.

Interest expense increased to $22.9 million in Fiscal 2002 from $22.4 million in Fiscal 2001. The increase relates primarily to increased interest expense on the 6% convertible long-term debt compared to Fiscal 2001. Interest income of $1.8 million in Fiscal 2002 was up from $1.6 million in Fiscal 2001 due to a higher average balance of funds available for investment, offset in part by lower interest earnings rates. Other expense, net decreased to $0.2 million in Fiscal 2002 from $3.7 million in Fiscal 2001. The decrease related primarily to lower foreign currency exchange losses of $2.7 and a $0.5 million gain from the sale of a business in Fiscal 2002.

Provision for income taxes on continuing operations was $25.0 million in Fiscal 2002 compared to a benefit of $9.2 million in Fiscal 2001. The effective tax rate was 34% for Fiscal 2002. The effective tax rate in Fiscal 2001, less the impact of a one-time tax benefit of $14.5 million due to the utilization of foreign tax credits in the second half of Fiscal 2001 and other charges and losses on investments and related tax impact, was 37%. The reduction in the effective tax rate in Fiscal 2002 reflects on-going tax planning and the elimination of non-deductible amortization of goodwill pursuant to the adoption of SFAS 142. A more detailed analysis of the changes in the provision (benefit) for income taxes is provided in Note 12-Income Taxes of the Notes to Consolidated Financial Statements.

                                                                         10-K.19

Basic income (loss) per common share from continuing operations was $0.58 per share in Fiscal 2002 compared to $0.00 per share in Fiscal 2001. Diluted income
(loss) per common share from continuing operations was $0.47 per share in Fiscal 2002 compared to $0.00 per share in Fiscal 2001. The elimination of goodwill amortization in accordance with SFAS 142 improved basic and diluted income per share from continuing operations by $0.10 and $0.09, respectively, for Fiscal 2002 as compared to Fiscal 2001.

Segment Analysis

Research
Research revenues of $496.4 million in Fiscal 2002 were down 7% from $535.1 million in Fiscal 2001. The decline in revenues was due to lower demand throughout the entire technology sector and the overall weakness in the general economy. Research's gross contribution in Fiscal 2002 decreased 7% to $326.3 million from $352.6 million in Fiscal 2001. Research's gross contribution margin was 66% in Fiscal 2002 and 2001. Although revenues declined, gross contribution margin remained flat, in part due to reductions in expenses. The decline in gross contribution was due to lower revenues.

Our research client retention rate was 75% for Fiscal 2002 compared to 74% for Fiscal 2001. Total research contract value decreased 11% to approximately $496.0 million at September 30, 2002 from $556.0 million at September 30, 2001. The decrease in contract value reflects a decline in demand throughout the entire technology sector as well as overall weakness in the general economy.

Consulting
Consulting revenues of $273.7 million in Fiscal 2002 were down 1% from $276.3 million in Fiscal 2001. Revenues for Fiscal 2002 reflect a strategic reduction in certain client segments and geographies based on market share, competitive advantage, client size and other factors. The reduction in revenue was partially offset by increases in average project size and length. Consulting's gross contribution increased by 13% to $97.9 million in Fiscal 2002 from $86.9 million in Fiscal 2001. Consulting's gross contribution margin of 36% in Fiscal 2002 increased from 31% in Fiscal 2001 primarily due to reduced expenses, higher utilization rates and higher billing rates. We reduced headcount and eliminated expenses in practice areas and markets where we did not have sufficient scale and volume.


Consulting backlog decreased 10% to approximately $107.6 million at September 30, 2002 from $119.0 million at September 30, 2001. The decrease in backlog primarily reflects the overall weakness in the general economy.

Events
Events revenues of $122.0 million in Fiscal 2002 were down 8% from $132.7 million in Fiscal 2001. The decline was primarily due to: fewer events due to the strategic elimination of less profitable and unproven events with the expectation of obtaining greater attendee and exhibitor participation at higher-profit events; the overall weakness in the general economy; and lower travel budgets. Events' gross contribution increased by 3% to $65.4 million in Fiscal 2002 from $63.6 million in Fiscal 2001 with gross contribution margin of 54% in Fiscal 2002 compared to 48% in Fiscal 2001. The increase in gross contribution and margin was due to better cost management and the elimination of less profitable events.

LIQUIDITY AND CAPITAL RESOURCES

Calendar 2003
Cash provided by operating activities during Calendar 2003 was $136.3 million, compared to $145.8 million during Calendar 2002. The decrease was primarily due to lower cash-related earnings and a smaller decrease in receivables during Calendar 2003 compared to Calendar 2002. Cash-related earnings are income from continuing operations adjusted for the non-cash items included in income, such as depreciation and amortization, the accretion of interest and amortization of debt issue costs, along with other non-cash charges. Partially offsetting these decreases were higher bonus payments during Calendar 2002. Bonus payments were higher during Calendar 2002 due to our change in fiscal year from September 30 to December 31, effective January 1, 2003. Our Fiscal 2002 bonuses were paid during Transition 2002, or the fourth quarter of Calendar 2002, whereas, Calendar 2003 bonuses will be paid during 2004.

10-K.20

Cash used in investing activities was $25.4 million for Calendar 2003, compared to $26.3 million for Calendar 2002. The decrease was due primarily to the proceeds received from an insurance recovery of $5.5 million during Calendar 2003 associated with a previously incurred loss on a claim resulting from the sale of a business in 2000. Additionally, during 2002 we spent $3.9 million to purchase the remaining 49.9% of People3, Inc. not previously owned by us. During Calendar 2003 and Calendar 2002, we funded $2.0 million and $1.5 million, respectively, of our investment commitment to SI II, reducing our remaining commitment as of December 31, 2003 to $4.0 million. Spending on property and equipment increased $7.8 million to $28.9 million during Calendar 2003, as compared to $21.1 million during the same period of 2002.

Cash used in financing activities totaled $3.0 million for Calendar 2003, compared to $42.2 million for Calendar 2002. We purchased $43.4 million of common stock for treasury during Calendar 2003, as compared to $59.9 million during Calendar 2002 (see further discussion below under Stock Repurchases). We received proceeds of $41.7 million from the exercise of stock options and the purchase of stock by employees participating in the employee stock purchase plan during Calendar 2003, as compared to $17.9 million during the Calendar 2002.

At December 31, 2003, cash and cash equivalents totaled $230.0 million. The effect of exchange rates increased cash and cash equivalents by $12.4 million during Calendar 2003, and was due to the weakening of the U.S. dollar against certain foreign currencies.

Fiscal Year 2002
Cash provided by operating activities during Fiscal 2002 was $145.6 million, compared to $73.5 million during Fiscal 2001. The increase was primarily due to significantly higher income from continuing operations, lower amounts of termination payments associated with workforce reductions and working capital management.

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

Cash used in financing activities totaled $40.1 million in Fiscal 2002, compared to $18.9 million in Fiscal 2001. The cash used in financing activities in Fiscal 2002 resulted primarily from the purchase of $47.0 million of common stock for treasury (see discussion below under Stock Repurchases) and the repayment of credit facility loans of $15.0 million. These uses of cash were partially offset by proceeds of $22.2 million from the exercise of stock options and the employee stock purchase plan. The cash used in financing activities in Fiscal 2001 resulted primarily from the purchase of common stock for treasury of $37.9 million (see discussion below under Stock Repurchases), offset in part, by proceeds of $15.0 million from credit facility borrowings and by proceeds of $9.1 million from the exercise of stock options and the employee stock purchase plan.

Total cash used by discontinued operations, sold in Fiscal 2001, was $34.2 million in Fiscal 2001.

At September 30, 2002, cash and cash equivalents totaled $124.8 million. The effect of exchange rates increased cash and cash equivalents by $1.7 million for the year ended September 30, 2002, and was due to the weakening of the U.S. dollar against certain foreign currencies. In Fiscal 2001, the negative effect of exchange rates reduced cash and cash equivalents by $0.4 million.

                                                                         10-K.21

Obligations and Commitments

We have a $200.0 million unsecured senior revolving credit facility led by JPMorgan Chase Bank. At December 31, 2003, there were no amounts outstanding under the facility. We are subject to certain customary affirmative, negative and financial covenants under this credit facility, and continued compliance with these covenants preclude us from borrowing the maximum amount of the credit facility from time to time. These covenants are primarily based on financial results and other measures such as contract value. As a result of these covenants, our borrowing availability at December 31, 2003 was $184 million. This credit facility expires in July 2004. We expect to obtain a revolving credit facility to replace the current facility upon expiration.

On April 17, 2000, we issued, in a private placement transaction, $300.0 million of 6% convertible subordinated notes to Silver Lake Partners, L.P. ("SLP") and other noteholders. Interest accrued semi-annually by a corresponding increase in the face amount of the convertible notes. These notes were due and payable on April 17, 2005.

In October 2003, our notes were converted into 49,441,122 shares of Gartner Class A Common Stock. The shares owned by SLP, as a result of this conversion, represent approximately 45.9% of our outstanding Class A Common Stock and approximately 36.1% on a combined basis with our outstanding Class B Common Stock, based upon shares outstanding as of December 31, 2003. The conversion was in accordance with the original terms of the notes.

The determination of the number of shares issued upon conversion was based upon a $7.45 conversion price and a convertible note of $368.3 million, consisting of the original face amount of $300 million plus accrued interest of $68.3 million. The unamortized balances of debt issue costs of $2.8 million and debt discount of $0.3 million as of the conversion date were netted against the outstanding principal and interest balances, resulting in a $365.2 million increase to stockholders' equity. Additionally, certain costs directly associated with the conversion, such as regulatory filings, banking and legal fees totaling $0.6 million were charged to equity.

The following table represents our contractual commitments at December 31, 2003 (in millions):

                                                               Less Than      2 - 3      4 - 5      More Than
                                                     Total        1 Year      Years      Years        5 Years
-------------------------------------------------------------------------------------------------------------
Operating leases                                    $212.8         $29.0      $45.7      $35.6         $102.5
Severance associated with workforce reductions        12.8          12.8         --         --             --
SI II funding commitment                               4.0           4.0         --         --             --
Other service agreements                               5.7           2.6        2.4        0.7             --
                                                   ----------------------------------------------------------
Totals                                              $235.3         $48.4      $48.1      $36.3         $102.5
                                                   ==========================================================

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

10-K.22

Stock Repurchases
In July 2001, our Board of Directors approved the repurchase of up to $75 million of Class A and Class B Common Stock. Our Board of Directors has subsequently increased the authorized stock repurchase program to a total authorization for repurchase of $200 million. On a cumulative basis at December 31, 2003, we have purchased $127.1 million of our stock under this stock repurchase program.

                            Class A Common Stock            Class B Common Stock             Total
                     ---------------------------     ---------------------------           Cost of
                                         Average                         Average            Shares
                     Total Shares     Price Paid     Total Shares     Price Paid         Purchased
                        Purchased      per Share        Purchased      per Share    (in thousands)
--------------------------------------------------------------------------------------------------
Fiscal 2001             2,318,149         $ 9.79            7,960         $ 9.50          $ 22,773
Fiscal 2002             2,153,400          10.84        2,311,700          10.25            47,047
Transition 2002           963,117           9.79          453,600           9.81            13,880
Calendar 2003           3,435,161           8.47        1,549,485           9.26            43,433
                      ----------------------------------------------------------------------------
Totals                  8,869,827         $ 9.53        4,322,745         $ 9.85          $127,132
                      ============================================================================

FACTORS THAT MAY AFFECT FUTURE RESULTS
We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. In addition, we and our clients are affected by the economy. The following section discusses many, but not all, of these risks and uncertainties.

Economic Conditions. Our revenues and results of operations are influenced by economic conditions in general and more particularly by business conditions in the IT industry. A general economic downturn or recession, anywhere in the world, could negatively affect demand for our products and services and may substantially reduce existing and potential client information technology-related budgets. The recent economic downturn in the United States and globally has led to constrained IT spending, which has impacted our business and may materially and adversely affect our business, financial condition and results of operations, including the ability to: maintain client retention, wallet retention and consulting utilization rates, and achieve contract value and consulting backlog. To the extent our clients are in the IT industry, the severe decline in that sector has also had a significant impact on IT spending.

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

Competitive Environment. We face direct competition from a significant number of independent providers of information products and services, including information that can be found on the Internet free of charge. We also compete indirectly against consulting firms and other information providers, including electronic and print media companies, some of which may have greater financial, information gathering and marketing resources than we do. These indirect competitors could choose to compete directly with us in the future. In addition, limited barriers to entry exist in the markets in which we do business. As a result, additional new competitors may emerge and existing competitors may start to provide additional or complementary services. Additionally, technological advances may provide increased competition from a variety of sources. However, we believe the breadth and depth of our research assets position us well versus our competition. Increased competition may result in loss of market share, diminished value in our products and services, reduced pricing and increased marketing expenditures. We may not be successful if we cannot compete effectively on quality of research and analysis, timely delivery of information, customer service, the ability to offer products to meet changing market needs for information and analysis, or price.

Renewal of Research Business by Existing Clients. Some of our success depends on renewals of our subscription-based research products and services, which constituted 54% of our revenues for Calendar 2003. These research subscription agreements have terms that generally range from twelve to thirty months. Our ability to maintain contract renewals is subject to numerous factors, including those described in this Annual Report. Additionally, as we implement our strategy to realign our business to client needs, we may shift the type and

                                                                         10-K.23

pricing of our products which may impact client renewal rates. While client retention rates were 78% at December 31, 2003 and 74% at December 31, 2002, there can be no guarantee that we will continue to have this level of client renewals. Any material decline in renewal rates could have an adverse impact on our revenues and our financial condition.

Non-Recurring Consulting Engagements. Consulting segment revenues constituted 30% of our revenues for Calendar 2003. These consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including those described in this Annual Report. Any material decline in our ability to replace consulting arrangements could have an adverse impact on our revenues and our financial condition.

Restructuring, Reorganization and Management Team. Our future success depends, in significant part, upon the continued service and performance of our senior management and other key personnel. We have recently reorganized our business around specific client needs. As part of this reorganization, a number of key management positions have been filled by the promotion of current employees or the hiring of new employees. As part of this reorganization, we have restructured our workforce in order to streamline operations and strengthen key consulting practices. If the reorganization and restructuring of our business do not lead to the results we expect, our ability to effectively deliver our products, manage our company and carry out our business plan may be impaired.

Hiring and Retention of Employees. Our success depends heavily upon the quality of our senior management, research analysts, consultants, sales and other key personnel. We face competition for the limited pool of these qualified professionals from, among others, technology companies, market research firms, consulting firms, financial services companies and electronic and print media companies, some of which have a greater ability to attract and compensate these professionals. Some of the personnel that we attempt to hire are subject to non-compete agreements that could impede our short-term recruitment efforts. Any failure to retain key personnel or hire and train additional qualified personnel as required to support the evolving needs of clients or growth in our business, could adversely affect the quality of our products and services, and therefore, our future business and operating results.

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

International Operations. A substantial portion of our revenues is derived from sales outside of North America, 38% for Calendar 2003. As a result, our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of exchange rate fluctuations and tariffs and other trade barriers, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, different or overlapping tax structures, higher levels of United States taxation on foreign income, and the difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights in international jurisdictions. We rely on local distributors or sales agents in some international locations. If any of

10-K.24

these arrangements are terminated by our agent or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients of the local distributor or sales agent may not want to continue to do business with us or our new agent.

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

Indebtedness. We have a $200.0 million senior revolving credit facility under which we can incur significant additional indebtedness, although there were no amounts outstanding at December 31, 2003. The affirmative, negative and financial covenants of this debt facility could limit our future financial flexibility. As a result of these covenants, our borrowing availability at December 31, 2003 was $184.0 million. The associated debt service costs could impair future operating results. Any outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital.

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

                                                                         10-K.25

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

Significant Stockholder. Silver Lake Partners, L.P. ("SLP") and its affiliates own approximately 45.9% of our outstanding Class A Common Stock and approximately 36.1% on a combined basis with our outstanding Class B Common Stock as of December 31, 2003. Currently, the owners of our Class A Common Stock are only entitled to vote for two of the ten members of our Board of Directors and vote together with the holders of the Class B Common Stock as a single class on all other matters coming before the stockholders. SLP is restricted from purchasing additional stock without our consent pursuant to the terms of a Securityholders' Agreement. This Securityholders' Agreement also provides that we cannot take certain actions, including acquisitions and sales of stock and/or assets without SLP's consent. While SLP does not hold a majority of our outstanding shares, it may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. SLP's interests may differ from the interests of other stockholders.

Anti-takeover Protections. Provisions of our certificate of incorporation and bylaws and Delaware law may make it difficult for any party to acquire control of us in a transaction not approved by the requisite number of directors. These provisions include:

o    The presence of a classified board of directors;

o The existence of two classes of common stock with our Class B Common Stock having the ability to elect 80% of our Board of Directors

o The ability of the Board of Directors to issue and determine the terms of preferred stock;

o Advance notice requirements for inclusion of stockholder proposals at stockholder meetings; and

o    The anti-takeover provisions of Delaware law.

These provisions could delay or prevent a change of control or change in management that might provide stockholders with a premium to the market price of their Common Stock.

RECENTLY ISSUED ACCOUNTING STANDARDS
None.

10-K.26

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk
As of December 31, 2003, we have limited exposure to market risk for changes in interest rates since our long-term debt was converted to equity during the fourth quarter of Calendar 2003. Additionally, we have no borrowings under our $200.0 million unsecured senior revolving credit facility with JPMorgan Chase Bank. Under the revolving credit facility, the interest rate on borrowings is LIBOR plus an additional 100 to 200 basis points based on our debt-to-EBITDA ratio. We believe that an increase or decrease of 10% in the effective interest rate on available borrowings from our senior revolving credit facility, if fully utilized, would not have a material effect on our future results of operations. Each 25 basis point increase or decrease in interest rates would have an approximate $0.5 million annual effect under the revolving credit facility if fully utilized.

Investment Risk
We are exposed to market risk as it relates to changes in the market value of our equity investments. We invest in equity securities of public and private companies directly and through SI I, a wholly-owned affiliate, and SI II, of which we own 34%. SI I and SI II are engaged in making venture capital investments in early to mid-stage IT-based or Internet-enabled companies (see
Note 4 - Investments in the Notes to the Consolidated Financial Statements). As of December 31, 2003, we had investments in equity securities totaling $10.9 million. Unrealized gains and losses were insignificant. These investments are inherently risky as the businesses are typically in early development stages and may never develop. Further, certain of these investments are in publicly traded companies whose shares are subject to significant market price volatility. Adverse changes in market conditions and poor operating results of the underlying investments may result in us incurring additional losses or an inability to recover the original carrying value of our investments. If there were a 100% adverse change in the value of our equity portfolio as of December 31, 2003, this would result in a non-cash impairment charge of $10.9 million. Additionally, we have a commitment to fund an additional $4.0 million of investments with SI II.

Foreign Currency Exchange Risk
We face two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the stockholders' equity (deficit) section of the Consolidated Balance Sheets. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the United States dollar. Since the functional currencies of our foreign operations are generally denominated in the local currency of our subsidiaries, the foreign currency translation adjustments are reflected as a component of stockholders' equity and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included within Other income (expense), net within the Consolidated Statements of Operations. Currency transaction gains (losses), net were $0.5 million during Calendar 2003, $(0.4) million during Calendar, 2002, $(0.1) million during Transition 2002, $(0.8) million during Fiscal 2002, and $(3.5) million during Fiscal 2001.

From time to time we enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. At December 31, 2003, we had one foreign currency forward contract outstanding. Foreign exchange forward contracts are reflected at fair value with gains and losses recorded currently in earnings.

The following table presents information about our foreign currency forward contract outstanding as of December 31, 2003, expressed in U.S. dollar equivalents.

                                           Contract Amount           Forward    Unrealized Loss
Currency Purchased       Currency Sold      (in thousands)     Exchange Rate     (in thousands)     Expiration Date
-------------------------------------------------------------------------------------------------------------------
Euros                     U.S. Dollars              $2,000            1.2499                $--    January 26, 2004

                                                                         10-K.27

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our consolidated financial statements and schedule supporting such consolidated financial statements for Calendar 2003, Transition 2002 and for each of the fiscal years in the two-year period ended September 30, 2002, together with the reports of KPMG LLP, independent auditors, dated February 5, 2004, are included in this Annual Report on Form 10-K beginning on Page 31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES
We have established disclosure controls and procedures that are designed to ensure that the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported in a timely manner. Specifically, these controls and procedures ensure that the information is accumulated and communicated to our executive management team, including our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure.

Management conducted an evaluation, as of December 31, 2003, of the effectiveness and design of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Act.

In addition, there have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

10-K.28

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required to be furnished pursuant to this item will be set forth under the captions "Proposal One: Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Definitive Proxy Statement to be filed no later than April 30, 2004. If the Proxy Statement is not filed with the Commission by April 30, 2003, such information will be included in an amendment to this Annual Report filed by April 30, 2004.

ITEM 11. EXECUTIVE COMPENSATION.
The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the caption "Executive Compensation" in the Proxy Statement or if the Proxy Statement is not filed with the Commission by April 30, 2004, such information will be included in an amendment to this Annual Report filed by April 30, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required to be furnished pursuant to this item will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement or if the Proxy Statement is not filed with the Commission by April 30, 2004, such information will be included in an amendment to this Annual Report filed by April 30, 2004.

The following table provides information as of December 31, 2003 regarding the number of shares of our Class A Common Stock that may be issued under our equity compensation plans.

                                                                                                                   Column C
                                                                                                       Number of Securities
                                                                    Column A              Column B      Remaining Available
                                                        Number of Securities      Weighted-Average      for Future Issuance
                                                           to be Issued Upon     Exercise Price of             Under Equity
                                                                 Exercise of           Outstanding       Compensation Plans
                                                        Outstanding Options,     Options, Warrants    (Excluding Securities
Plan Category                                            Warrants and Rights            and Rights             in Column A)
---------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans Approved by Stockholders
 Stock option plans                                               15,902,853(1)             $14.24                7,515,897(2)
 2002 Employee Stock Purchase Plan                                        --                   N/A                3,177,373
Equity Compensation Plans Not Approved by
Stockholders                                                      15,623,354(3)              10.16                       --
                                                        -------------------------------------------------------------------
Total                                                             31,526,207                $12.21               10,693,270
                                                        ===================================================================

(1) Consists of the 1991 Stock Option Plan, the 1993 Directors Stock Option Plan, the 1994 Long-Term Option Plan, the 1996 Long-Term Option Plan, the 1998 Long Term Stock Option Plan and the 2003 Long Term Incentive Plan.
(2) Consists of the 2003 Long-Term Incentive Plan.
(3) Consists of the 1999 Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information required to be furnished pursuant to this item will be set forth under the caption "Certain Relationships and Transactions" in the Proxy Statement or if the Proxy Statement is not filed with the Commission by April 30, 2004, such information will be included in an amendment to this Annual Report filed by April 30, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required to be furnished pursuant to this item will be set forth under the caption "Principal Accountant Fees and Services" in the Proxy Statement or if the Proxy Statement is not filed with the Commission by April 30, 2004, such information will be included in an amendment to this Annual Report filed by April 30, 2004.

                                                                         10-K.29

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.
(a) 1. and 2. Consolidated Financial Statements and Schedules

The independent auditors' report, consolidated financial statements and financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule on page 31 hereof are filed as part of this report.

All other financial statement schedules not listed in the Index have been omitted because the information required is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT
---------------------------------------------------------------------------------------------------------------------------
3.1a(5)           Amended and Restated Certificate of Incorporation-July 16, 1999.
3.1b(6)           Certificate of Amendment of the Restated Certificate of Incorporation-February 1, 2001.
3.1c(4)           Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and
                  Series B Junior Participating Preferred Stock of the Company-March 1, 2000.
3.2(5)            Amended Bylaws, as amended through April 14, 2000.
4.1(6)            Form of Certificate for Common Stock, Class A-as of February 2001.
4.2(6)            Form of Certificate for Common Stock, Class B-as of February 2001.
4.3(8)            Amended and Restated Rights Agreement, dated as of August 31, 2002, between the Company and Mellon
                  Investor Services LLC, as Rights Agent, with related Exhibits.
4.4a(6)           Amended and Restated Credit Agreement dated July 17, 2000 by and among the Company and certain financial institutions, including Chase Manhattan Bank in its capacity as a lender and as agent for the lenders.
4.4b(8)           Amendment No. 3 to the Amended and Restated Credit Agreement dated as of May 30, 2002.
4.4c(12)          Amendment No. 4 to the Amended and Restated Credit Agreement dated as of March 31, 2003.
4.4d(13)          Amendment No. 5 to the Amended and Restated Credit Agreement dated as of June 30, 2003.
10.1(1)           Form of Indemnification Agreement.
10.2e(8)          Amended and Restated Securityholders Agreement dated as of July 12, 2002 among the Company, Silver Lake
                  Partners, L.P. and other parties thereto.
10.3a(2)          Lease dated December 29, 1994 between Soundview Farms and the Company for premises at 56 Top Gallant
                  Road, 70 Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut.
10.3b(3)          Lease dated May 16, 1997 between Soundview Farms and the Company for premises at 56 Top Gallant Road,
                  70 Gatehouse Road, 88 Gatehouse Road and 10 Signal Road, Stamford, Connecticut (amendment to lease dated
                  December 29, 1994, see exhibit 10.3a).
10.4(5)+          1993 Director Stock Option Plan as amended and restated on April 14, 2000.
10.5a(13)         2002 Employee Stock Purchase Plan, as Amended and Restated February 5, 2003.
10.6(3)+          1994 Long Term Stock Option Plan, as amended and restated on October 12, 1999.
10.7(3)+          1998 Long Term Stock Option Plan, as amended and restated on October 12, 1999.
10.8(3)+          1996 Long Term Stock Option Plan, as amended and restated on October 12, 1999.
10.9(10)+         1999 Stock Option Plan
10.10(9)+         2003 Long-Term Incentive Plan
10.11(8)+         Employment Agreement between Michael D. Fleisher and the Company as of October 1, 2002.
10.12(8)+         Employment Agreement between Maureen O'Connell and the Company dated as of October 15, 2002 and effective as of September 23, 2002.
10.15(11)+        Employment agreement between Zachary Morowitz and the Company dated as of January 20, 2003.
21.1*             Subsidiaries of Registrant.
23.1*             Independent Auditors' Consent.
24.1              Power of Attorney (see Signature Page).
31.1*             Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*             Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32*               Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed with this document.
+  Management compensation plan or arrangement.

------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-67576), as amended, effective October 4, 1993.
(2) Incorporated by reference from the Company's Annual Report on Form 10-K as filed on December 21, 1995, SEC File No. 000-15144.
(3) Incorporated by reference from the Company's Annual Report on Form 10-K filed on December 22, 1999.
(4) Incorporated by reference from the Company's Form 8-K dated March 1, 2000 as filed on March 7, 2000.
(5) Incorporated by reference from the Company's Annual Report on Form 10-K as filed on December 29, 2000.

10-K.30

(6) Incorporated by reference from the Company's Annual Report on Form 10-K as filed on December 28, 2001.
(7) Incorporated by reference from the Company's Form 10-Q as filed on February 13, 2002.
(8) Incorporated by reference from the Company's Annual Report on Form 10-K as filed on December 29, 2002.
(9) Incorporated by reference from the Company's Proxy Statement for its annual meeting dated February 13, 2003.
(10) Incorporated by reference from the Company's Form S-8 as filed on February 16, 2002.
(11) Incorporated by reference from the Company's Transition Report on Form 10-KT as filed on March 31, 2003.
(12) Incorporated by reference from the Company's Form 10-Q as filed on May 15, 2003.
(13) Incorporated by reference from the Company's Form 10-Q as filed on August 14, 2003.

(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the last quarter of the year ended December 31, 2003:

1. Report on Form 8-K dated October 1, 2003 regarding the appointments of Maureen O'Connell as president and chief operating officer and Chris Lafond as executive vice president and chief financial officer.

2. Report on Form 8-K dated October 9, 2003 regarding the conversion of $300 million of original aggregate principal amount of 6% convertible subordinated notes into approximately 49.4 million shares of our Class A Common Stock.

3. Report on Form 8-K dated October 30, 2003 to furnish the Company's press release issued October 30, 2003, with respect to financial results for Gartner, Inc. for the quarter ended September 30, 2003.

4. Report on Form 8-K dated December 5, 2003 regarding a staff reduction and related accounting charge.

                                                                         10-K.31

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


GARTNER, INC.
CONSOLIDATED FINANCIAL STATEMENTS


Report by Management                                                                                                       32

Independent Auditors' Report                                                                                               33

Consolidated Balance Sheets as of December 31, 2003 and 2002 and September 30, 2002                                        34

Consolidated Statements of Operations for the Years Ended December 31, 2003 and 2002 (Unaudited), the                      35
   Three Month Period Ended December 31, 2002, and the Years Ended September 30, 2002 and 2001

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) for the                          36
   Year Ended December 31, 2003, the Three Month Period Ended December 31, 2002 and for the Years Ended
   September 30, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 and 2002 (Unaudited), the                      37
   Three Month Period Ended December 31, 2002, and the Years Ended September 30, 2002 and 2001

Notes to Consolidated Financial Statements                                                                                 38

Schedule II - Valuation and Qualifying Accounts for the Year Ended December 31, 2003, the Three Month Period Ended         57
   December 31, 2002, and the Years Ended September 30, 2002 and 2001

10-K.32

                              Report by Management

Management's Responsibility for Financial Reporting

Management has prepared and is responsible for the integrity and objectivity of the consolidated financial statements and related information included in the Annual Report. The consolidated financial statements, which include amounts based on management's best judgments and estimates, were prepared in conformity with accounting principles generally accepted in the United States of America. Financial information elsewhere in this Annual Report is consistent with that in the consolidated financial statements.

The Company maintains a system of internal controls designed to provide reasonable assurance at reasonable cost that assets are safeguarded and transactions are properly executed and recorded for the preparation of reliable financial information. The internal control system is augmented with written policies and procedures, an organizational structure providing division of responsibilities, careful selection and training of qualified financial people and a program of periodic audits performed by both an internal audit department and independent auditors.

The Audit Committee of the Board of Directors, composed solely of non-employee directors, meets regularly with management, internal auditors and our independent accountants to ensure that each is meeting its responsibilities and to discuss matters concerning internal controls and financial reporting. Both the independent and internal auditors have unrestricted access to the Audit Committee.


/s/ Michael D. Fleisher

Michael D. Fleisher
Chairman of the Board and Chief Executive Officer



/s/ Christopher Lafond

Christopher Lafond
Chief Financial Officer

                                                                         10-K.33

                          Independent Auditors' Report


The Board of Directors and Stockholders
Gartner, Inc.:

We have audited the consolidated financial statements of Gartner, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gartner, Inc. and subsidiaries as of December 31, 2003 and 2002, and September 30, 2002, and the results of their operations and their cash flows for the year ended December 31, 2003, the three-month period ended December 31, 2002, and each of the years in the two-year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in the year ended September 30, 2002.


                                                /s/ KPMG LLP


New York, New York
February 5, 2004

10-K.34

                                  GARTNER, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              December 31,
                                                                             -----------------------------     September 30,
                                                                                     2003             2002             2002
                                                                             ----------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                    $   229,962      $   109,657      $   124,793
 Fees receivable, net of allowances of $9,000, $7,000, and $7,000,
  respectively                                                                    266,122          283,068          264,843
 Deferred commissions                                                              27,751           25,016           26,366
 Prepaid expenses and other current assets                                         25,642           24,201           32,636
                                                                             ----------------------------------------------
  Total current assets                                                            549,477          441,942          448,638
Property, equipment and leasehold improvements, net                                66,541           71,006           76,161
Goodwill                                                                          230,387          223,860          222,427
Intangible assets, net                                                                985            2,254            2,731
Other assets                                                                       69,874           71,018           68,498
                                                                             ----------------------------------------------
  Total assets                                                                $   917,264      $   810,080      $   818,455
                                                                             ==============================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable and accrued liabilities                                     $   175,609      $   134,667      $   123,969
 Deferred revenues                                                                315,524          305,887          306,978
                                                                             ----------------------------------------------
  Total current liabilities                                                       491,133          440,554          430,947
Convertible debt                                                                       --          351,539          346,300
Other liabilities                                                                  50,385           46,688           46,098
                                                                             ----------------------------------------------
  Total liabilities                                                               541,518          838,781          823,345

Commitments and contingencies (see note 8)
Stockholders' equity (deficit):
Preferred stock:
 $.01 par value, authorized 5,000,000 shares; none issued or outstanding               --               --               --
Common stock
 $.0005 par value, authorized 166,000,000 shares of Class A Common
 Stock and 84,000,000 shares of Class B Common Stock; issued
 102,436,100 shares of Class A Common Stock (80,106,020 and
 79,986,681 at December 31, 2002 and September 30, 2002) and
 40,689,648 shares of Class B Common Stock at December 31, 2003
 and 2002 and at September 30, 2002                                                    72               60               60
Additional paid-in capital                                                        408,504          368,090          366,723
Unearned compensation, net                                                         (1,846)          (3,069)          (3,467)
Accumulated other comprehensive income (loss), net                                  1,530          (11,392)         (14,085)
Accumulated earnings                                                              173,936          150,243          164,661
Treasury stock, at cost, 669,837 shares of Class A Common Stock
 (29,158,443 and 28,210,725 at December 31, 2002 and September 30,
 2002) and 12,456,605 shares of Class B Common Stock (10,907,120
 and 10,453,520 at December 31, 2002 and September 30, 2002)                     (206,450)        (532,633)        (518,782)
                                                                             ----------------------------------------------
 Total stockholders' equity (deficit)                                             375,746          (28,701)          (4,890)
                                                                             ----------------------------------------------
  Total liabilities and stockholders' equity (deficit)                        $   917,264      $   810,080      $   818,455
                                                                             ==============================================

See Notes to Consolidated Financial Statements.

                                                                         10-K.35

                                  GARTNER, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                Year Ended December 31,                Fiscal Year September 30,
                                              -------------------------   Transition   ------------------------
                                                     2003          2002         2002          2002         2001
                                              -----------------------------------------------------------------
Revenues:                                                    Unaudited
 Research                                       $ 466,907     $ 486,967    $ 120,038     $ 496,403    $ 535,114
 Consulting                                       258,628       276,059       58,098       273,692      276,292
 Events                                           119,355       109,694       47,169       121,991      132,684
 Other                                             13,556        14,873        4,509        15,088       18,794
                                              -----------------------------------------------------------------
Total revenues                                    858,446       887,593      229,814       907,174      962,884
Costs and expenses:
 Cost of services and product development         410,666       396,489      108,600       403,718      450,471
 Selling, general and administrative              333,283       346,495       90,306       345,382      370,096
 Depreciation                                      36,045        43,726       11,146        42,504       40,873
 Amortization of intangibles and goodwill           1,275         1,929          482         1,949       12,367
 Other charges                                     29,716        49,412       32,166        17,246       46,563
                                              -----------------------------------------------------------------
Total costs and expenses                          810,985       838,051      242,700       810,799      920,370
                                              -----------------------------------------------------------------
Operating income (loss)                            47,461        49,542      (12,886)       96,375       42,514
Gain (loss) on investments, net                     4,740        (4,137)      (1,688)       (1,578)     (27,457)
Interest income                                     2,296         1,968          635         1,845        1,616
Interest expense                                  (19,402)      (23,206)      (5,942)      (22,869)     (22,391)
Other income (expense), net                           461           117         (141)         (170)      (3,674)
                                              -----------------------------------------------------------------
Income (loss) before income taxes                  35,556        24,284      (20,022)       73,603       (9,392)
Provision (benefit) for income taxes               11,863         9,167       (5,604)       25,025       (9,172)
                                              -----------------------------------------------------------------
Income (loss) from continuing operations           23,693        15,117      (14,418)       48,578         (220)
Discontinued operation, net of taxes:
 Loss from discontinued operation                      --            --           --            --      (26,059)
 Loss on disposal of discontinued operation            --            --           --            --      (39,924)
                                              -----------------------------------------------------------------
  Loss from discontinued operation                     --            --           --            --      (65,983)
                                              -----------------------------------------------------------------
Net income (loss)                               $  23,693     $  15,117    $ (14,418)    $  48,578    $ (66,203)
                                              =================================================================
Net income (loss) per share:
 Basic:
  Income (loss) from continuing operations      $    0.26     $    0.18    $   (0.18)    $    0.58    $   (0.00)
  Loss from discontinued operation                     --            --           --            --        (0.30)
  Loss on disposal of discontinued operation           --            --           --            --        (0.47)
                                              -----------------------------------------------------------------
    Net income (loss)                           $    0.26     $    0.18    $   (0.18)    $    0.58    $   (0.77)
                                              =================================================================
 Diluted:
  Income (loss) from continuing operations      $    0.26     $    0.18    $   (0.18)    $    0.47    $   (0.00)
  Loss from discontinued operation                     --            --           --            --        (0.30)
  Loss on disposal of discontinued operation           --            --           --            --        (0.47)
                                              -----------------------------------------------------------------
    Net income (loss)                           $    0.26     $    0.18    $   (0.18)    $    0.47    $   (0.77)
                                              =================================================================
Weighted average shares outstanding:
 Basic                                             91,123        83,329       81,379        83,586       85,862
 Diluted                                           92,579        85,040       81,379       130,882       85,862

See Notes to Consolidated Financial Statements.

10-K.36

                                  GARTNER, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
                           COMPREHENSIVE INCOME (LOSS)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  Accumulated
                                                                                        Other                                  Total
                                                     Additional      Unearned   Comprehensive                          Stockholders'
                                             Common     Paid-In  Compensation  Income (Loss),  Accumulated    Treasury        Equity
                                              Stock     Capital           Net             Net     Earnings       Stock     (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000                  $ 59   $ 333,828      $ (6,451)      $     (1)    $ 182,286  $ (434,901)    $ 74,820
Comprehensive loss
 Net loss                                        --          --            --             --       (66,203)         --      (66,203)
 Other comprehensive loss
  Foreign currency translation adjustments       --          --            --          1,627            --          --        1,627
  Net unrealized loss on investments, net of
   tax of $12,811                                --          --            --        (16,587)           --          --      (16,587)
                                                                                    --------                               --------
 Other comprehensive loss                        --          --            --        (14,960)           --          --      (14,960)
                                                                                                                           --------
Comprehensive loss                                                                                                          (81,163)
Issuances under stock plans                      --       9,024            --             --            --          15        9,039
Tax benefits of employee stock transactions      --       1,331            --             --            --          --        1,331
Net settlement on forward purchase
 agreement                                       --         (73)           --             --            --           9          (64)
Purchase of shares for treasury stock            --          --            --             --            --     (37,893)     (37,893)
Elimination of minority interest from sale of
 discontinued operation                          --      (2,056)           --             --            --          --       (2,056)
Exercise of options on subsidiary stock          --          56            --             --            --                       56
Stock compensation (net of forfeitures)          --         106         1,306             --            --          --        1,412
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001                    59     342,216        (5,145)       (14,961)      116,083    (472,770)     (34,518)
Comprehensive income
 Net income                                      --          --            --             --        48,578          --       48,578
 Other comprehensive income
  Foreign currency translation adjustments       --          --            --            (69)           --          --          (69)
  Net unrealized gain on investments, net of
   tax of $630                                   --          --            --            945            --          --          945
                                                                                    --------                               --------
 Other comprehensive income                      --          --            --            876            --          --          876
                                                                                                                           --------
Comprehensive income                                                                                                         49,454
Issuances under stock plans                       1      21,130            --             --            --       1,035       22,166
Tax benefits of employee stock transactions      --       2,280            --             --            --          --        2,280
Purchase of shares for treasury stock            --          --            --             --            --     (47,047)     (47,047)
Stock compensation (net of forfeitures)          --       1,097         1,678             --            --          --        2,775
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002                    60     366,723        (3,467)       (14,085)      164,661    (518,782)      (4,890)
Comprehensive loss
 Net loss                                        --          --            --             --       (14,418)         --      (14,418)
 Other comprehensive income
  Foreign currency translation adjustments       --          --            --          2,668            --          --        2,668
  Net unrealized gain on investments, net of
   tax of $17                                    --          --            --             25            --          --           25
                                                                                    --------                               --------
 Other comprehensive income                      --          --            --          2,693            --          --        2,693
                                                                                                                           --------
Comprehensive loss                                                                                                          (11,725)
Issuances under stock plans                      --       1,016            --             --            --          29        1,045
Tax benefits of employee stock transactions      --        (199)           --             --            --          --         (199)
Purchase of shares for treasury stock            --          --            --             --            --     (13,880)     (13,880)
Stock compensation (net of forfeitures)          --         550           398             --            --          --          948
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                     60     368,090        (3,069)       (11,392)      150,243    (532,633)     (28,701)
Comprehensive income
 Net income                                      --          --            --             --        23,693          --       23,693
 Other comprehensive income
  Foreign currency translation adjustments       --          --            --         12,790            --          --       12,790
  Net unrealized gain on investments, net of
   tax of $55                                    --          --            --            132            --          --          132
                                                                                    --------                               --------
 Other comprehensive income                      --          --            --         12,922            --          --       12,922
                                                                                                                           --------
Comprehensive income                                                                                                         36,615
Issuances under stock plans                       3      39,662            --             --                     1,991       41,656
Tax benefits of employee stock transactions               3,930            --             --            --          --        3,930
Purchase of shares for treasury stock            --          --            --             --            --     (43,434)     (43,434)
Conversion of debt into shares of Class A
Common Stock                                      9      (3,027)           --             --            --     367,626      364,608
Stock compensation (net of forfeitures)          --        (151)        1,223             --            --          --        1,072
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                   $ 72   $ 408,504      $ (1,846)      $  1,530     $ 173,936  $ (206,450)   $ 375,746
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                                                         10-K.37

                                 GARTNER, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                          Year Ended December 31,                  Fiscal Year September 30,
                                                          -----------------------     Transition   -------------------------
                                                               2003          2002           2002            2002        2001
                                                          ------------------------------------------------------------------
Operating activities:                                                   Unaudited
 Net income (loss)                                         $ 23,693     $  15,117      $ (14,418)      $  48,578    $(66,203)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
 Loss from discontinued operation                                --            --             --              --      65,983
 Depreciation and amortization of intangibles and
  goodwill                                                   37,320        45,655         11,628          44,453      53,240
 Non-cash compensation                                        1,072         3,286            866           2,720       1,151
 Tax benefit associated with employee exercise of stock
  options                                                     3,930         1,579           (199)          2,280       1,331
 Deferred taxes                                              (4,567)       (4,139)        (7,383)          4,066     (34,973)
 (Gain) loss from investments and sales of assets, net       (4,740)        3,644          1,688           1,085      27,457
 Accretion of interest and amortization of debt issue
  costs                                                      18,649        22,430          5,734          22,116      20,802
 Non-cash charges associated with impairment of long-
  lived assets                                                   --         2,083            659           1,424      18,888
 Changes in assets and liabilities, excluding the effects
  of acquisitions and discontinued operation:
  Fees receivable, net                                       29,980        42,686        (13,748)         40,299      24,671
  Deferred commissions                                       (1,689)       15,602          1,616           9,046      11,902
  Prepaid expenses and other current assets                   3,829        13,790          1,129          26,069     (26,039)
  Other assets                                                 (937)        5,858           (673)          1,930      (2,401)
  Deferred revenues                                          (4,467)      (33,259)        (5,683)        (50,886)    (35,488)
  Accounts payable and accrued liabilities                   34,264        11,494         19,937          (7,628)     13,147
                                                          ------------------------------------------------------------------
Cash provided by operating activities                       136,337       145,826          1,153         145,552      73,468
                                                          ------------------------------------------------------------------
Investing activities:
 Proceeds from insurance recovery                             5,464            --             --              --          --
 Purchases of businesses                                         --        (3,858)            --          (4,537)    (12,011)
 Proceeds from sale of investments and assets                    --           239             --           6,264      14,437
 Investments                                                 (1,960)       (1,508)            --          (1,508)         --
 Additions to property, equipment and leasehold
  improvements                                              (28,928)      (21,124)        (5,866)        (19,639)    (57,546)
 Net proceeds from sale of discontinued operation                --            --             --              --      10,501
                                                          ------------------------------------------------------------------
Cash used in investing activities                           (25,424)      (26,251)        (5,866)        (19,420)    (44,619)
                                                          ------------------------------------------------------------------
Financing activities:
 Proceeds from stock issued for stock plans                  41,655        17,925          1,045          22,166       9,095
 Proceeds from issuance of debt                                  --            --             --              --      15,000
 Payments on debt                                                --            --             --         (15,000)         --
 Payments for debt issuance and debt conversion costs        (1,182)         (238)            --            (238)     (5,000)
 Net cash settlement on forward purchase agreement               --            --             --              --         (64)
 Purchases of treasury stock                                (43,434)      (59,880)       (13,880)        (47,047)    (37,893)
                                                          ------------------------------------------------------------------
Cash used in financing activities                            (2,961)      (42,193)       (12,835)        (40,119)    (18,862)
                                                          ------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents        107,952        77,382        (17,548)         86,013       9,987
Cash used by discontinued operation                              --            --             --              --     (34,203)
Effects of exchange rates on cash and cash equivalents       12,353         4,844          2,412           1,652        (354)
Cash and cash equivalents, beginning of period              109,657        27,431        124,793          37,128      61,698
                                                          ------------------------------------------------------------------
Cash and cash equivalents, end of period                   $229,962     $ 109,657      $ 109,657       $ 124,793    $ 37,128
                                                          ==================================================================
Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest                                                  $    753     $     667      $     159       $     753    $  1,589
 Income taxes, net of refunds received of $744 during
  Calendar 2003, $17,589 during Calendar 2002 and
  $26,650 for Fiscal 2002                                  $ 12,174     $   2,733      $   5,105       $  (7,614)   $ 14,729
Supplemental schedule of non-cash investing and
 financing activities:
 Conversion of convertible debt to shares of Class A
  Common Stock                                             $364,608     $      --      $      --       $      --    $     --
 Accretion of interest and debt discount on convertible
  debt                                                     $ 16,456     $  20,401      $   5,239       $  20,100    $ 18,946

See Notes to Consolidated Financial Statements.

10-K.38

                                  GARTNER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. On October 30, 2002, we announced that the Board of Directors approved a change of our fiscal year end from September 30 to December 31, effective January 1, 2003. This change resulted in a three-month transitional period ending December 31, 2002. References to Transition 2002, unless otherwise indicated, refer to the three-month transitional period ended December 31, 2002. References to Fiscal 2002 and Fiscal 2001, unless otherwise indicated, are to the respective fiscal year period from October 1 through September 30. References to Calendar 2003 and Calendar 2002, unless otherwise indicated, are to the respective twelve-month period from January 1 through December 31. The unaudited financial information for the twelve months ended December 31, 2002 is presented for comparative purposes. Certain prior year amounts have been reclassified to conform to the current year presentation. When used in these notes, the terms "Company," "we," "us," or "our" mean Gartner, Inc. and its subsidiaries.

Principles of consolidation. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in companies in which we own less than 50% but have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. All other investments for which we do not have the ability to exercise significant influence are accounted for under the cost method of accounting. The results of operations for acquisitions of companies accounted for using the purchase method have been included in the Consolidated Statements of Operations beginning on the closing date of acquisition.

Revenues and commission expense recognition. We typically enter into annually renewable subscription contracts for research products. Revenues from research products are deferred and recognized ratably over the applicable contract terms. The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that have a 30-day cancellation clause but have not produced material cancellations to date. With the exception of certain government contracts which permit termination and contracts with special billing terms, it is our policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed, which represents a legally enforceable claim, and a corresponding amount as deferred revenue. For those government contracts that permit termination, we bill the client the full amount billable under the contract but only record a receivable equal to the earned portion of the contract. In addition, we only record deferred revenue on these government contracts when cash is received. Deferred revenue attributable to government contracts was $38.6 million, $29.3 million, and $28.9 million at December 31, 2003, December 31, 2002, and September 30, 2002, respectively. In addition, at December 31, 2003, December 31, 2002 and September 30, 2002, we had not recognized receivables or deferred revenues relating to government contracts that permit termination of $6.6 million, $4.7 million and $7.7 million, respectively, which had been billed but not yet collected. We record the commission obligation related to research contracts upon the signing of the contract and amortize the corresponding deferred commission expense over the contract period in which the related revenues are earned.

Consulting revenues, primarily derived from consulting, measurement and strategic advisory services (paid one-day analyst engagements), are based primarily on fixed fees or time and materials for discrete projects. Such revenues are recognized as work is delivered and as services are provided and are evaluated on a contract by contract basis. Unbilled fees receivables associated with consulting engagements were $24.3 million at December 31, 2003, $33.5 million at December 31, 2002, and $32.2 million at September 30, 2002.

Events revenues are deferred and recognized upon the completion of the related symposium, conference or exhibition. In addition, we defer certain costs directly related to events and expense these costs in the period during which the related symposium, conference or exhibition occurs. Our policy is to defer only those costs, primarily prepaid site and production services costs, which are incremental and are directly attributable to a specific event. Other costs of organizing and producing our events, primarily Company personnel and non-event specific expenses, are expensed in the period incurred. At the end of each fiscal quarter, we assess on an event-by-event basis whether expected direct costs of producing a scheduled event will exceed expected revenues. If such costs are expected to exceed revenues, we record the expected loss in the period determined.

                                                                         10-K.39

Other revenues includes software licensing fees which are recognized when a signed non-cancelable software license exists, delivery has occurred, collection is probable, and our fees are fixed or determinable. Revenues from software maintenance is deferred and recognized ratably over the term of each maintenance agreement, which is typically twelve months.

Cash and cash equivalents. All highly liquid investments with original maturities of three months or less are classified as cash equivalents. The carrying value of these investments approximates fair value based upon their short-term maturity. Investments with maturities of more than three months are classified as marketable securities.

Investments in equity securities. We account for our investments in publicly traded equity securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments meet the criteria for classification as available for sale, given our ability and intent to sell such investments, and are recorded at fair value and included in Other assets on the Consolidated Balance Sheets. Unrealized gains and losses on these marketable investments are recorded, net of tax, as a component of Accumulated other comprehensive income
(loss), net within the Stockholders' equity (deficit) section of the Consolidated Balance Sheets. Realized gains and losses are recorded in Gain
(loss) on investments, net within the Consolidated Statements of Operations. The cost of equity securities sold is based on specific identification. We assess the need to record impairment losses on investments and record such losses when the impairment of an investment is determined to be other than temporary in nature. In making this assessment, we consider the significance and duration of the decline in value and the valuation of comparable companies operating in the Internet and technology sectors. The impairment factors we evaluate may change in subsequent periods, since the entities underlying these investments operate in a volatile business environment. In addition, these entities may require additional financing to meet their cash and operational needs; however, there can be no assurance that such funds will be available to the extent needed at terms acceptable to the entities, if at all. These impairment losses are reflected in Gain (loss) on investments, net within the Consolidated Statements of Operations.

We account for investments that we do not have the ability to exercise significant influence over using the cost method of accounting. Accordingly, these investments are carried at the lower of cost or net realizable value and are included in Other assets in the Consolidated Balance Sheets (see Note 4 - Investments). The equity method is used to account for investments in entities that are not majority-owned and that we do not control but over which we have the ability to exercise significant influence.

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

                                                                                            December 31,
                                                                            ----------------------------      September 30,
                                                     Useful Life (Years)            2003            2002               2002
---------------------------------------------------------------------------------------------------------------------------
Computer equipment and software                                    2 - 3       $ 146,700       $ 132,708          $ 128,795
Furniture and equipment                                            3 - 8          42,795          39,432             39,381
Leasehold improvements                                            2 - 15          44,871          37,703             37,510
                                                                             ----------------------------------------------
                                                                                 234,366         209,843            205,686
Less - accumulated depreciation and amortization                                (167,825)       (138,837)          (129,525)
                                                                             ----------------------------------------------
                                                                               $  66,541       $  71,006          $  76,161
                                                                             ==============================================

At December 31, 2003 and 2002, and September 30, 2002, capitalized development costs for internal use software were $13.1 million, $15.1 million and $15.6 million, respectively, net of accumulated amortization of $32.5 million, $27.9 million and $27.4 million, respectively. Amortization of capitalized internal software development costs totaled $10.6 million and $15.2 million (unaudited) during Calendar 2003 and 2002, respectively, $4.4 million during Transition 2002, and $15.7 million and $14.3 million during Fiscal 2002 and 2001, respectively.

10-K.40

Software development costs. We capitalize certain computer software development costs and enhancements, for software sold to customers, after the establishment of technological feasibility, limited to the net realizable value of the software product, and cease capitalization when the software product is available for general release to clients. Until these products reach technological feasibility, all costs related to development efforts are charged to expense. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing, and documentation, are capitalized. Amortization of software development costs is provided on a product-by-product basis over the estimated economic life of the software, generally two years, using the straight-line method and is recorded within Depreciation. Amortization of capitalized computer software development costs begins when the products are available for general release to customers. Periodic reviews are performed to ensure that unamortized capitalized software development costs remain recoverable from future revenue. Capitalized software costs, net of accumulated amortization, were $1.1 million and $1.7 million at December 31, 2003 and 2002, respectively and $1.7 million at September 30, 2002. Amortization expense was $1.6 million and $1.5 million (unaudited) in Calendar 2003 and 2002, respectively, $0.4 million in Transition 2002, and $1.4 million and $1.0 million in Fiscal 2002 and 2001, respectively.

Intangible assets. Intangible assets are amortized using the straight-line method over their expected useful lives. Intangible assets subject to amortization included the following (in thousands):

                                                                           December 31,
                                                              --------------------------    September 30,
                                Amortization Period (Years)          2003           2002             2002
---------------------------------------------------------------------------------------------------------
Non-compete agreements:                              2 - 5
 Gross cost                                                      $ 13,257       $ 12,910         $ 12,829
 Accumulated amortization                                         (12,599)       (11,157)         (10,648)
                                                               ------------------------------------------
Non-compete agreements, net                                           658          1,753            2,181
Trademarks and tradenames:                          9 - 12
 Gross cost                                                         1,811          1,808            1,804
 Accumulated amortization                                          (1,484)        (1,307)          (1,254)
                                                               ------------------------------------------
Trademarks and tradenames, net                                        327            501              550
                                                               ------------------------------------------
Intangible assets, net                                           $    985       $  2,254         $  2,731
                                                               ==========================================

Aggregate amortization expense related to intangible assets was $1.3 million and $1.9 million (unaudited) for Calendar 2003 and Calendar 2002, respectively, $0.5 million for Transition 2002, and $1.9 million and $2.8 million for Fiscal 2002 and 2001, respectively. Estimated aggregate amortization expense for each of the next five Calendar years for intangible assets recorded in the Consolidated Balance Sheet as of December 31, 2003 is as follows (in thousands):

       Year ended December 31,
       ------------------------------------------------------------------
       2004                                                          $710
       2005                                                           182
       2006                                                            69
       2007                                                            24
       2008                                                            --
                                                                     ----
       Total                                                         $985
                                                                     ====

Goodwill. Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the tangible and identifiable intangible net assets acquired. Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142 eliminated goodwill amortization. Instead, goodwill is tested for impairment at the reporting unit level, at least annually. A reporting unit can be an operating segment or a business if discrete financial information is prepared and reviewed by management. Under the impairment test, if a reporting unit's carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the reporting unit's carrying amount of goodwill exceeds the implied fair value of the goodwill. The fair value of reporting units were estimated using discounted cash flows, market multiples, and other valuation techniques.

                                                                         10-K.41

The carrying amount of goodwill was allocated to the Company's segments as follows (in thousands):

                                          December 31,
                                ----------------------    September 30,
                                    2003          2002             2002
-----------------------------------------------------------------------
Research                        $128,896      $123,761         $122,567
Consulting                        68,803        67,411           67,081
Events                            30,606        30,606           30,698
Other                              2,082         2,082            2,081
                               ----------------------------------------
Total goodwill                  $230,387      $223,860         $222,427
                               ========================================

The changes in goodwill in the table above were the result of currency translation.

The following selected pro forma information for Fiscal 2001 assumes the provisions of SFAS No. 142 had been applied at the beginning of the fiscal year (in thousands, except per share):

   Income (loss) from continuing operations:
     Reported loss from continuing operations                          $ (220)
     Add back: goodwill amortization, net of taxes                      8,396
                                                                       ------
       Adjusted income from continuing operations                      $8,176
                                                                       ======
   Basic income (loss) per share from continuing operations:
     Reported basic loss per share from continuing operations          $(0.00)
     Effect of goodwill amortization on loss per share                   0.10
                                                                       ------
       Adjusted basic income per share from continuing operations      $ 0.10
                                                                       ======
   Diluted income (loss) per share from continuing operations:
     Reported diluted loss per share from continuing operations        $(0.00)
     Effect of goodwill amortization on loss per share                   0.09
                                                                       ------
       Adjusted diluted income per share from continuing operations    $ 0.09
                                                                       ======

Impairment of long-lived assets and intangible assets. We review long-lived assets and intangible assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the respective asset may not be recoverable. Such evaluation may be based on a number of factors including current and projected operating results and cash flows, changes in management's strategic direction as well as other economic and market variables. Our policy regarding long-lived assets and intangible assets other than goodwill is to evaluate the recoverability of these assets by determining whether the balance can be recovered through undiscounted future operating cash flows. Should events or circumstances indicate that the carrying value might not be recoverable based on undiscounted future operating cash flows, an impairment loss would be recognized. The amount of impairment, if any, is measured based on the difference between projected discounted future operating cash flows using a discount rate reflecting our average cost of funds and the carrying value of the asset (see Note 5 - Other Charges).

Foreign currency translation. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as foreign currency translation adjustments, a component of Accumulated other comprehensive income (loss), net within the Stockholders' equity (deficit) section of the Consolidated Balance Sheets. Income and expense items are translated at average exchange rates for the year. Currency transaction gains or losses arising from transactions denominated in currencies other than the functional currency of a subsidiary are included in results of operations within Other income (expense), net within the Consolidated Statements of Operations. Currency transaction gains (losses), net were $0.5 million during Calendar 2003, $(0.4) million (unaudited) during Calendar, 2002, $(0.1) million during Transition 2002, $(0.8) million during Fiscal 2002, and $(3.5) million during Fiscal 2001.

Income taxes. Deferred tax assets and liabilities are recognized based on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. The provision for income taxes is the sum of the amount of income tax paid or payable for the year as determined by applying the provisions of enacted tax laws to taxable income for that year and the net changes during the year in deferred tax assets and liabilities. Undistributed earnings of subsidiaries outside of the U.S. amounted to approximately $80 million as of December 31, 2003 and will be indefinitely reinvested. Accordingly, no material provision has been made for taxes that may be payable upon remittance of such earnings, nor is it practicable to determine the amount of any

10-K.42

liability. We credit additional paid-in capital for realized tax benefits arising from stock transactions with employees. The tax benefit on a nonqualified stock option is equal to the tax effect of the difference between the market price of our common stock on the date of exercise and the exercise price.

Fair value of financial instruments. Our financial instruments include cash and cash equivalents, fees receivable, accounts payable, and accruals which are short-term in nature. The carrying amounts of these financial instruments approximate their fair value. Investments in publicly traded equity securities are valued based on quoted market prices. Investments in equity securities that are not publicly traded are valued at the lower of cost or net realizable value, which approximates fair market value.

Although there were no amounts outstanding at December 31, 2003 under a senior revolving credit facility, the carrying amount of any such borrowings would approximate fair value as the rates of interest on the revolving credit facility approximate current market rates of interest for similar instruments with comparable maturities.

Concentrations of credit risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable equity securities and fees receivable. Concentrations of credit risk with respect to fees receivable are limited due to the large number of clients comprising the client base and their dispersion across many different industries and geographic regions.

Use of estimates. We make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures, if any, of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates are required by generally accepted accounting principles in the United States of America in our preparation of the Consolidated Financial Statements. Actual results could differ from those estimates. Estimates are used when accounting for such items as allowance for doubtful accounts, investments, depreciation, amortization, income taxes and certain accrued liabilities.

Accounting for stock-based compensation. We have several stock-based compensation plans. We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for our employee stock options and purchase rights and apply Statement of Financial Accounting Standards No. 123 "Accounting for Stock Issued to Employees" ("SFAS 123") for disclosure purposes only. Under APB 25, the intrinsic value method is used to account for stock-based employee compensation plans. The SFAS 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. If compensation for employee options had been determined based on SFAS 123, our pro forma net income, and pro forma income per share would have been as follows (in thousands, except per share data):

                                                                                                                      Fiscal
                                                                     Calendar      Transition       ------------------------
                                                                         2003            2002           2002            2001
----------------------------------------------------------------------------------------------------------------------------
Net income (loss) as reported                                        $ 23,693        $(14,418)      $ 48,578       $ (66,203)
Stock-based compensation expense included in net income (loss)            697             563          1,768             748
Pro forma employee stock-based compensation cost, net of tax          (16,665)         (5,814)       (30,116)        (40,915)
                                                                   ---------------------------------------------------------
Pro forma income (loss)                                              $  7,725        $(19,669)      $ 20,230       $(106,370)
                                                                   =========================================================
Basic income (loss) per share:
As reported                                                          $   0.26        $  (0.18)      $   0.58       $   (0.77)
Pro forma                                                            $   0.08        $  (0.24)      $   0.24       $   (1.24)
                                                                   =========================================================
Diluted income (loss) per share:
As reported                                                          $   0.26        $  (0.18)      $   0.47       $   (0.77)
Pro forma                                                            $   0.08        $  (0.24)      $   0.24       $   (1.24)
                                                                   =========================================================

The fair value of our stock plans used to compute pro forma net income (loss) and diluted per share disclosures is the estimated fair value at grant date using the Black-Scholes option pricing model. The following weighted-average assumptions were utilized for stock options granted or modified:

                                                                                                                      Fiscal
                                                                     Calendar      Transition       ------------------------
                                                                         2003            2002           2002            2001
----------------------------------------------------------------------------------------------------------------------------
Expected life (in years)                                                  3.6             3.4            3.5             3.1
Expected volatility                                                        43%             47%            50%             65%
Risk free interest rate                                                   2.0%            2.2%           3.2%            3.2%
Expected dividend yield                                                   0.0%            0.0%           0.0%            0.0%

                                                                         10-K.43

The weighted average fair values of our stock options granted in Calendar 2003, Transition 2002 and Fiscal 2002 and 2001 are $3.10, $2.93, $3.67 and $3.77,
respectively.

Recently issued accounting standards. In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation ("FIN") No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called "variable interest entities" or "VIEs" and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. We do not have any interests that would change its current reporting entity or require additional disclosure outlined in FIN No. 46.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003 and to certain preexisting contracts. The adoption of SFAS No. 149 had no impact on our financial position, cash flows or results of operations.

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

In December 2003, the Staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition," which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of Emerging Issues Task Force ("EITF") 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's related "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 had no impact on our financial position, cash flows or results of operations.

2-BUSINESS ACQUISITIONS

Fiscal 2002
On June 10, 2002, we acquired the remaining 49.9% of People3, Inc., an authority on IT human capital. People3 has been integrated with our consulting segment. Prior to this acquisition, we owned 50.1% of People3 and consolidated its assets and liabilities and results of operations. Revenues in Fiscal 2002 were approximately $6.9 million. The purchase price was $3.9 million, of which $0.2 million was allocated to non-compete agreements, $0.3 million was allocated to database-related assets and $3.4 million was allocated to goodwill. The non-compete agreements are being amortized over the life of the agreements, three-years. The database-related assets are being amortized over their estimated useful life of five years.

During Fiscal 2002, we completed additional acquisitions for total consideration of approximately $0.7 million, of which $0.1 million was allocated to tangible assets, $0.8 million was allocated to goodwill, $0.2 million was allocated to non-compete agreements and $0.4 million was allocated to liabilities assumed. The non-compete agreements are being amortized over the five-year term of this agreement.

10-K.44

Fiscal 2001
On October 2, 2000, we acquired all of the assets and assumed the liabilities of Solista Global LLC ("Solista") for approximately $9.0 million in cash. Solista is a provider of strategic consulting services that merge technology and business expertise to help clients build strategies for the digital world. We accounted for the acquisition using the purchase method, and we allocated the purchase price to the assets acquired and the liabilities assumed, based upon estimated fair values at the date of the acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was approximately $6.5 million, of which $6.0 million was allocated to goodwill and $0.5 million was allocated to non-compete agreements which were amortized over three years.

During Fiscal 2001, we completed additional acquisitions for consideration of $3.0 million in cash. The largest of these was the acquisition of an Events business for approximately $2.6 million.

3-DISCONTINUED OPERATION
On July 2, 2001, we sold our subsidiary, TechRepublic, to CNET for approximately $23.5 million in cash and common stock of CNET, before reduction for certain termination benefits of $3.9 million. The gross proceeds were $14.3 million in cash and 755,058 shares of CNET common stock, which had a fair market value of $12.21 per share on July 2, 2001. Our Consolidated Financial Statements have been restated to reflect the disposition of the TechRepublic segment as a discontinued operation in accordance with APB No. 30. Accordingly, revenues, costs and expenses, and cash flows of TechRepublic have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, and have been reported through the date of disposition as "Loss from discontinued operation" and "Net cash used by discontinued operation," for all periods presented.

During Fiscal 2001, we recorded a pre-tax loss of $66.4 million ($39.9 million after tax) to recognize the loss on the sale. This pre-tax loss includes a write-down of $42.4 million of assets, primarily goodwill, to net realizable value, operating losses through the date of sale of $6.5 million, severance and related benefits of $8.3 million, and other sale-related costs and expenses, including costs associated with the closure of facilities, of $9.2 million.

Summarized financial information for the discontinued operation for Fiscal 2001 is as follows (in thousands):

       Statements of Operations Data
       ----------------------------------------------------------------
       Revenues                                                $ 12,368
                                                               ========
       Loss before income taxes                                $(32,574)
       Benefit for income taxes                                  (6,515)
                                                               --------
        Loss from discontinued operation, net                  $(26,059)
                                                               ========
       Loss on disposal before income taxes                    $(66,436)
       Benefit for income taxes                                 (26,512)
                                                               --------
        Loss on disposal of discontinued operation, net        $(39,924)
                                                               ========

4-INVESTMENTS
At December 31, 2003, our investments in marketable equity securities and other investments had a cost basis and a fair value of $10.9 million and are included in Other assets in the Consolidated Balance Sheet. Unrealized gains and losses at December 31, 2003 were individually insignificant.

During Calendar 2003, we received proceeds of approximately $5.5 million, recorded as gain on investments, on insurance proceeds received associated with a negotiated settlement regarding a claim, which occurred in Fiscal 2000, arising from the sale of GartnerLearning. On September 1, 1998, we sold GartnerLearning, a division that provided technology based training and services for IT professionals, to NETg Inc. ("NETg"), a subsidiary of Harcourt, Inc. (formerly Harcourt Brace & Company), and we recorded a pre-tax loss of approximately $2.0 million. In addition, we recorded an additional loss, as a loss on investments, of $6.7 million during Fiscal 2000 in connection with a negotiated settlement of a claim arising from the sale of GartnerLearning. The claim asserted that we had breached a contractual commitment under a joint venture agreement to co-produce a product when GartnerLearning was sold.

                                                                         10-K.45

During Calendar 2003, we recorded an impairment loss of $0.9 million on a minority-owned investment that is not publicly traded. We evaluated the investment for impairment because of the investee's recapitalization due to its lack of capital resources to redeem its mandatorily redeemable equity. As a result of this, the holders of the mandatorily redeemable shares have agreed to a recapitalization of the entity. At December 31, 2003, we wrote our investment down to our estimate of fair value. The estimate of fair value was based upon a combination of valuation techniques including a discounted cash flow analysis of future projections of operating performance, market comparables and other available information.

During Transition 2002, we recognized impairment losses of $1.7 million associated with our investment in SI Venture Associates, LLC ("SI I"), and SI Venture Fund II, LP ("SI II"), collectively "SI investments", described below under "SI and Other Investments - Related Party".

During Fiscal 2002, we sold 748,118 shares of CNET for $6.0 million resulting in a pre-tax gain of $0.8 million. Also during Fiscal 2002, we recognized impairment losses related to our SI investments of $2.5 million.

During Fiscal 2001, we sold shares of an investment in which we held a minority interest for net cash proceeds of $7.5 million and a pre-tax loss of $5.6 million. In addition, we received additional stock distributions from our investment in SI Investments. During Fiscal 2001, we sold a portion of the shares received from SI I and SI II, and other securities, for net cash proceeds of $6.9 million for a pre-tax gain of $5.0 million. During Fiscal 2001, we recognized impairment losses of $26.5 million associated with our SI investments.

SI and Other Investments - Related Party

In addition to equity securities owned directly through SI I, a wholly owned affiliate, we also own 34% of SI II. Both entities are venture capital funds engaged in making investments in early to mid-stage IT-based or Internet-enabled companies. Both entities are managed by SI Services Company, L.L.C., an entity controlled by our former Chairman of the Board, who continues as an employee and Chairman Emeritus of the Company, and certain of our former officers and employees. Management fees incurred for SI Services Company, L.L.C. are approximately $1.2 million per year. In addition, we provide access to research and the use of certain office space at no cost to SI Services Company, LLC. We had a total original investment commitment to SI I and SI II of $10.0 million and $30.0 million, respectively. The commitment to SI I was fully funded in prior years. We made contributions to the SI investments of $2.0 million and $1.5 million during Calendar 2003 and Fiscal 2002, respectively. We made no contributions during Transition 2002 or Fiscal 2001. Of the $30.0 million commitment to SI II, $4.0 million remained unfunded at December 31, 2003 and may be called by SI at any time. The carrying value of our investments held by SI I and SI II was $1.9 million and $4.8 million, respectively, at December 31, 2003.

Our share of equity gains in SI I and SI II was $0.1 million for Calendar 2003, $0.01 million for Transition 2002 and $0.2 million for Fiscal 2002. For Fiscal 2001, our share of equity losses in SI I and SI II was $0.3 million. During Transition 2002, we recognized impairment losses of $1.7 million. These impairment losses, related to equity securities owned through SI I and SI II for other than temporary declines in the value of certain investments, are reflected in Gain (loss) on investments, net in the Consolidated Statements of Operations. During Fiscal 2002, we recognized impairment losses of $2.5 million, in connection with our decision to actively pursue the sale of the investments held in the SI funds. During Fiscal 2001, we made an assessment of the carrying value of our investments and determined that the carrying value of certain investments were in excess of their fair value, based on valuations of comparable companies operating in the Internet and technology sectors. As a result of these valuations and due to the significance and duration of the decline in value, we recognized impairment losses of $26.5 million during Fiscal 2001. The impairment factors we evaluated may change in subsequent periods, since the entities underlying these investments operate in a volatile business environment. In addition, these entities may require additional financing to meet their cash and operational needs; however, there can be no assurance that such funds will be available to the extent needed at terms acceptable to the entities, if at all. This could result in additional material non-cash impairment charges in the future.

10-K.46

5-OTHER CHARGES
During Calendar 2003, we recorded other charges of $29.7 million. Of these charges, $20.0 million are associated with our workforce reductions; $5.4 million is associated with the workforce reduction announced in February 2003, and $14.6 million is associated with the workforce reduction announced in December 2003. These workforce reductions resulted in the termination of 222 employees and the payment of $7.6 million during Calendar 2003. In connection with the workforce reduction announced in December 2003, we expect to incur additional severance charges during the first quarter of 2004. In addition, approximately $9.7 million of these charges relate to additional estimated costs and losses associated with excess facilities that were previously reserved for as other charges during Fiscal 2002 and Transition 2002. The increase in the estimated costs and losses on these facilities was a result of the continued decline in market rents for the associated facility, as well as changes in estimates of timing of sublease income.

During Transition 2002, we recorded other charges of $32.2 million. Of these charges, $13.3 million relates to costs and losses associated with the elimination and reduction of excess facilities, principally leased facilities and ongoing lease costs and losses associated with sub-lease arrangements. In addition, approximately $18.9 million of these charges are associated with our workforce reduction and are for employee termination severance payments and related benefits. This workforce reduction resulted in the elimination of 175 positions, or approximately 4% of our workforce at the time, and the payment of $11.0 million of termination benefits during Calendar 2003.

During Fiscal 2002, we recorded other charges of $17.2 million. Of these charges, $10.0 million relates to costs and losses associated with the elimination of excess facilities, principally leased facilities and ongoing lease costs and losses associated with sub-lease arrangements. In addition, approximately $5.8 million of these charges are associated with our workforce reduction announced in January 2002 and are for employee termination severance payments and related benefits. This workforce reduction resulted in the elimination of approximately 100 positions, or approximately 2% of our workforce at the time. The remaining $1.4 million relates to the impairment of certain database-related assets.

During Fiscal 2001, we recorded other charges of $46.6 million. Of these charges, $24.8 million are associated with our workforce reduction announced in April 2001. This workforce reduction resulted in the elimination of 383 positions, or approximately 8% of our workforce at the time. Approximately $14.3 million of the other charges are associated with the write-down of goodwill and other long-lived assets to net realizable value as a result of our decision to discontinue certain unprofitable products, and $7.5 million of the charge is associated primarily with the write-off of internally developed systems in connection with the launch of gartner.com and seat-based pricing.

At December 31, 2003, $12.8 million of the aggregate termination benefits relating to the workforce reductions remain to be paid, primarily in the quarters ended March 31 and June 30, 2004. We will fund these costs from existing cash.

                                                                         10-K.47

The following table summarizes the activity related to the liability for the restructuring programs recorded as other charges (in thousands):

                                             Workforce        Excess          Asset
                                             Reduction    Facilities    Impairments
                                                 Costs         Costs      and Other          Total
--------------------------------------------------------------------------------------------------
Accrued liability at September 30, 2000       $     --       $    --       $     --       $     --
 Charges during Fiscal 2001                     24,780            --         21,783         46,563
 Non-cash charges                                   --            --        (18,888)       (18,888)
 Payments                                      (18,181)           --         (2,895)       (21,076)
                                           -------------------------------------------------------
Accrued liability at September 30, 2001       $  6,599       $    --       $     --       $  6,599
 Charges during Fiscal 2002                      5,808        10,014          1,424         17,246
 Non-cash charges                                 (120)       (2,663)        (1,424)        (4,207)
 Payments                                      (11,629)       (3,263)            --        (14,892)
                                           -------------------------------------------------------
Accrued liability at September 30, 2002       $    658       $ 4,088       $     --       $  4,746
 Charges during Transition 2002                 18,899        13,267             --         32,166
 Non-cash charges                                 (601)         (659)            --         (1,260)
 Payments                                       (7,233)         (760)            --         (7,993)
                                           -------------------------------------------------------
Accrued liability at December 31, 2002        $ 11,723       $15,936       $     --       $ 27,659
 Charges during Calendar 2003                   20,000         9,716             --         29,716
 Non-cash charges                                 (123)           --             --           (123)
 Payments                                      (18,784)       (6,493)            --        (25,277)
                                           -------------------------------------------------------
Accrued liability at December 31, 2003        $ 12,816       $19,159       $     --       $ 31,975
                                           =======================================================

6-ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                               December 31,
                                                                  -------------------------    September 30,
                                                                        2003           2002             2002
------------------------------------------------------------------------------------------------------------
Taxes payable                                                       $ 16,957       $ 14,612         $ 22,955
Payroll and related benefits payable                                  54,220         37,829           43,114
Commissions payable                                                   19,350         15,919           14,504
Accounts payable                                                       8,714          7,576           12,829
Severance associated with other charges (Note 5)                      12,816         11,723              658
Excess facilities costs associated with other charges (Note 5)        19,159         15,936            4,088
Other accrued liabilities                                             44,393         31,072           25,821
                                                                  ------------------------------------------
Total accounts payable and accrued liabilities                      $175,609       $134,667         $123,969
                                                                  ==========================================

7-DEBT
We maintain an unsecured Credit Agreement with JPMorgan Chase Bank, as administrative agent for the participating financial institutions thereunder, providing for a maximum of $200 million of borrowings under a senior revolving credit facility. The revolving credit facility expires on July 16, 2004, with any borrowings under such facility maturing on that date, subject to certain customary conditions on the date of any such loan. We had no amounts outstanding at December 31, 2003 and 2002, and September 30, 2002. We pay a commitment fee of 0.30% to 0.50% on the unused revolving credit amount. Pursuant to certain financial covenants of the revolving credit facility, we had $184 million of available borrowings at December 31, 2003. These covenants are primarily based on financial results and other measures such as contract value. During Fiscal 2002, the weighted average interest rate on borrowings, which were only outstanding during October and November of 2001, was 3.6%.

On April 17, 2000, we issued, in a private placement transaction, $300.0 million of 6% convertible subordinated notes (the "convertible notes") to Silver Lake Partners, L.P. ("Silver Lake") and other noteholders. The convertible notes were scheduled to mature in April 2005 and had been accruing interest at 6% per annum. Interest had accrued semi-annually by a corresponding increase in the face amount of the convertible notes commencing September 15, 2000.

In October 2003, the notes were converted into 49,441,122 shares of Gartner Class A Common Stock in accordance with the original terms of the notes. The determination of the number of shares issued upon conversion was based upon a $7.45 conversion price and a convertible note of $368.3 million, consisting of the original face amount of $300 million plus accrued interest of $68.3 million. The unamortized balances of debt issue costs of $2.8 million and debt discount of $0.3 million as of the conversion date were netted against the outstanding principal and interest balances, resulting in a $365.2 million increase to stockholders' equity. Additionally, certain costs directly associated with the conversion, such as regulatory filing, banking and legal fees, totaling $0.6 million, were charged to equity.

10-K.48

As part of the original private placement transaction, two Silver Lake representatives were elected to our ten-member Board of Directors. We also granted to Silver Lake the right to acquire 5% of any Company subsidiary that is spun off or spun out at 80% of the initial public offering price.

We issue letters of credit in the ordinary course of business. At December 31, 2003, we had outstanding letters of credit with JPMorgan Chase Bank for $3.4 million, The Bank of New York for $2.0 million and with others for $0.9 million.

8-COMMITMENTS AND CONTINGENCIES
We lease various facilities, furniture and computer equipment under operating lease arrangements expiring between 2004 and 2025. Future minimum annual payments under non-cancelable operating lease agreements at December 31, 2003 are as follows (in thousands):

       Year ended December 31,
       -----------------------------------------------------------------
       2004                                                     $ 29,026
       2005                                                       25,513
       2006                                                       20,234
       2007                                                       18,655
       2008                                                       16,862
       Thereafter                                                102,515
                                                                --------
       Total minimum lease payments                             $212,805
                                                                ========

Rental expense for operating leases was $25.5 million for Calendar 2003, $7.0 million for Transition 2002, and $27.6 million and $26.9 million for the Fiscal 2002 and 2001, respectively. We also have commitments for office services, such as printing, copying, shipping and mail services, which expire at various dates in 2005 and 2006. The minimum obligation under these agreements is approximately $5.7 million in the aggregate.

We are involved in legal proceedings and litigation arising in the ordinary course of business. We believe the outcome of all current proceedings, claims and litigation will not have a material effect on our financial position or results of operations when resolved in a future period.

We have various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2003, we were not aware of any indemnification agreements that would require material payments.

9-STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share on all matters to be voted by stockholders and vote together as a single class, other than with respect to the election of directors. Class A Common Stock stockholders are entitled to one vote per share on the election of Class A directors, which constitute no more than 20% of the directors, and Class B Common Stock stockholders are entitled to one vote per share on the election of Class B directors, which constitute at least 80% of the directors. In addition, any Class B Common Stock holder who owns more than 15% of the outstanding Class B Common Stock, will not be able to vote all of his or her Class B Common Stock in the election of directors unless such holder owns an equivalent percentage of Class A Common Stock.

                                                                         10-K.49

The following table provides transactions relating to our common stocks:

                                                          Class A Common Stock           Class B Common Stock
                                                 -----------------------------      -------------------------
                                                                      Treasury                       Treasury
                                                     Issued              Stock          Issued          Stock
                                                     Shares             Shares          Shares         Shares
-------------------------------------------------------------------------------------------------------------
Balance at September 31, 2000                    77,484,237         23,740,562      40,689,648      8,129,732
Issuances under stock plans                         589,632           (772,285)             --             --
Purchases for treasury                                   --          2,980,512              --         12,088
Settlement of forward purchase agreement                 --            672,365              --             --
Forfeitures of restricted stock                     (64,592)                --              --             --
-------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001                    78,009,277         26,621,154      40,689,648      8,141,820
Issuances under stock plans                       1,989,240           (563,829)             --             --
Purchases for treasury                                   --          2,153,400              --      2,311,700
Forfeitures of restricted stock                     (11,836)                --              --             --
-------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002                    79,986,681         28,210,725      40,689,648     10,453,520
Issuances under stock plans                         124,847            (15,399)             --             --
Purchases for treasury                                   --            963,117              --        453,600
Forfeitures of restricted stock                      (5,508)                --              --             --
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                     80,106,020         29,158,443      40,689,648     10,907,120
Issuances under stock plans                       4,037,656           (784,916)             --             --
Purchases for treasury                                   --          3,435,161              --      1,549,485
Issuance of shares upon conversion of debt       18,302,271        (31,138,851)             --             --
Forfeitures of restricted stock                      (9,847)                --              --             --
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                    102,436,100            669,837      40,689,648     12,456,605
=============================================================================================================

Stock repurchase program. In July 2001, our Board of Directors approved the repurchase of up to $75 million of Class A and Class B Common Stock. Our Board of Directors has subsequently increased the authorized stock repurchase program to a total authorization for repurchase of $200 million. On a cumulative basis at December 31, 2003, we have purchased $127.1 million of our stock under this stock repurchase program.

Forward purchase agreements. Beginning in 1997, the Company entered into a series of forward purchase agreements to effect the repurchase of 1,800,000 of its Class A Common Stock. These agreements were settled quarterly at the Company's option on a net basis in either shares of its own Class A Common Stock or cash. To the extent that the market price of the Company's Class A Common Stock on a settlement date is higher (lower) than the forward purchase price, the net differential is received (paid) by the Company. During Fiscal 2001, two settlements resulted in the Company delivering 491,789 shares of Class A Common Stock and paying approximately $64,000 in cash. During June 2001, the Company terminated the forward purchase agreement by reacquiring 1,164,154 shares of Class A Common Stock for approximately $9.7 million. There were no forward purchase agreements outstanding at December 31, 2003.

10-STOCK PLANS
Stock option plans. Under our stock option plans, we grant stock options to employees that allow them to purchase shares of our Class A Common Stock. We grant these options as an incentive for employees to contribute to our long-term success. We also grant options to members of our Board of Directors and certain consultants. Generally, we issue stock options at their fair market value at the date of grant. Most options vest either a) annually over a three-year service period, or b) over a four-year vesting period, with 25% vesting at the end of the first year and the remaining 75% vesting monthly over the next three years. Our options generally expire ten years from the grant date. At December 31, 2003, 7.5 million shares of Class A Common Stock were authorized for grants of options.

In February 2003, our stockholders approved the 2003 Long-Term Incentive Plan ("2003 Plan") which replaced our 1993 Director Stock Option Plan, 1994 Long Term Option Plan, 1996 Long Term Stock Option Plan, 1998 Long Term Stock Option Plan and 1999 Stock Option Plan (collectively the "Previous Plans"). Under the 2003 Plan, 9,928,000 shares of Class A Common Stock were initially available for grant. Upon approval of the 2003 Plan, no further grants or awards were allowable under the Previous Plans. However, any outstanding options or awards under the Previous Plans remain outstanding until the earlier of their exercise, forfeiture, or expiry date.

10-K.50

A summary of stock option activity under the plans and agreement through December 31, 2003 follows:

                                                   Class A Common Stock
                                         ------------------------------
                                                               Weighted
                                                Under           Average
                                               Option    Exercise Price
-----------------------------------------------------------------------
Outstanding at September 30, 2000          30,566,726            $14.67
 Granted                                   10,339,620            $ 8.21
 Exercised                                   (592,832)           $ 6.16
 Canceled                                  (5,330,390)           $13.86
                                         ------------------------------
Outstanding at September 30, 2001          34,983,124            $13.03
 Granted                                    5,629,441            $ 9.42
 Exercised                                 (1,989,049)           $ 8.92
 Canceled                                  (4,617,199)           $14.12
                                         ------------------------------
Outstanding at September 30, 2002          34,006,317            $12.52
 Granted                                    3,601,127            $ 8.13
 Exercised                                   (131,343)           $ 7.91
 Canceled                                  (1,012,162)           $12.86
                                         ------------------------------
Outstanding at December 31, 2002           36,463,939            $12.10
 Granted                                    2,598,070            $ 9.03
 Exercised                                 (4,278,704)           $ 8.82
 Canceled                                  (3,257,098)           $12.82
                                         ------------------------------
Outstanding at December 31, 2003           31,526,207            $12.21
                                         ==============================

Options for the purchase of 23.1 million, 21.9 million, and 17.6 million shares of Class A Common Stock were exercisable at December 31, 2003 and 2002, and September 30, 2002, respectively.

The following table summarizes information about stock options outstanding at December 31, 2003:

                                                           Outstanding                 Exercisable
                                         -----------------------------     -----------------------
                                         Weighted Average     Weighted                    Weighted
                                                Remaining      Average                     Average
Range of                      Number          Contractual     Exercise          Number    Exercise
Exercise Prices          Outstanding                 Life        Price     Exercisable       Price
--------------------------------------------------------------------------------------------------
$ 1.00 - $ 7.95            6,698,168                 7.09       $ 7.38       4,486,697      $ 7.50
$ 7.96 - $ 9.10            6,209,139                 8.10       $ 8.88       3,102,138      $ 8.91
$ 9.23 - $10.31            6,330,934                 6.19       $10.17       5,853,378      $10.23
$10.48 - $16.96            5,752,689                 6.72       $13.96       4,582,581      $14.46
$17.44 - $22.71            6,131,617                 4.52       $20.23       4,698,617      $19.94
$23.90 - $34.06              403,660                 3.27       $29.01         403,660      $29.01
                        --------------------------------------------------------------------------
                          31,526,207                 6.49       $12.21      23,127,071      $12.66
                        ==========================================================================

Employee stock purchase plans. In January 1993, the Company adopted an employee stock purchase plan, and reserved an aggregate of 4,000,000 shares of Class A Common Stock for issuance under this plan. The 1993 plan expired during 2003. In March 2002, shareholders approved the 2002 Employee Stock Purchase Plan with substantially identical terms. Eligible employees are permitted to purchase Class A Common Stock through payroll deductions, which may not exceed 10% of an employee's compensation (or $21,250 in any calendar year), at a price equal to 85% of the Class A Common Stock price as reported by the NYSE at the beginning or end of each offering period, whichever is lower. No shares were issued during Transition 2002. During Calendar 2003 and Fiscal 2002, 551,388 and 560,861 shares were issued from treasury stock at an average purchase price of $7.25 and $7.90 per share, respectively, from these plans. At December 31, 2002 and September 30, 2002, 3.7 million shares were available for purchase under the 2002 plan. At December 31, 2003, we had 3.2 million shares available for purchase under this plan.

Restricted stock awards. Beginning in 1998, we granted restricted stock awards under the 1991 Stock Option Plan and the 1998 Long Term Stock Option Plan. The restricted stock awards vest in six equal installments with the first installment vesting two years after the grant and then annually thereafter for five years. Recipients are not required to provide consideration to the Company other than rendering service and have the right to vote the shares and to receive dividends. The restricted stock may not be sold by the employee during the vesting period. In 1999, we also awarded 40,500 stock options with an exercise price of $1.00 per share that vest on the same basis as the restricted stock awards to certain international employees. Such stock options had a weighted

                                                                         10-K.51

average fair market value of $22.81 per stock option on the date of grant. We had a total of 99,024 restricted shares of Class A Common Stock outstanding at December 31, 2003. There were 155,993 and 178,167 restricted shares of Class A Common Stock outstanding at December 31, 2002 and September 30, 2002, respectively. There were no awards of restricted stock during Calendar 2003, Transition 2002, or Fiscal 2002 or 2001. At December 31, 2003, the aggregate unamortized compensation expense for restricted stock awards and the $1 stock option grants was $1.8 million and is included as Unearned compensation, net in the Consolidated Balance Sheets. Total compensation expense recognized for the restricted stock awards and the stock options granted with an exercise price of $1.00 per share was $0.9 million, $0.3 million, $1.3 million, and $1.1 million for Calendar 2003, Transition 2002, and for Fiscal 2002 and 2001, respectively.

11-COMPUTATION OF EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS
Basic earnings per share ("EPS") is computed by dividing income (loss) from continuing operations by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. When the exercise of stock options or conversion of convertible debt is antidilutive they are excluded from the calculation.

The following table sets forth the reconciliation of the basic and diluted earnings per share computations (in thousands, except per share).

                                                                             Calendar                                Fiscal
                                                              -----------------------    Transition    --------------------
                                                                   2003          2002          2002         2002       2001
                                                              -------------------------------------------------------------
                                                                            Unaudited
Numerator:
Income (loss) from continuing operations                        $23,693       $15,117      $(14,418)    $ 48,578    $  (220)
After-tax interest on convertible long-term debt                     --            --            --       12,380         --
                                                              -------------------------------------------------------------
Income (loss) used for calculating diluted EPS                  $23,693       $15,117      $(14,418)    $ 60,958    $  (220)
                                                              =============================================================
Denominator:
Weighted average number of common shares used in the
 calculation of basic income per share                           91,123        83,329        81,379       83,586     85,862
Common stock equivalents associated with stock
 compensation plans                                               1,456         1,711            --        1,976         --
Weighted average shares associated with convertible debt             --            --            --       45,320         --
                                                              -------------------------------------------------------------
Shares used in the calculation of diluted income per share       92,579        85,040        81,379      130,882     85,862
                                                              =============================================================
Income (loss) per share from continuing operations:
Basic                                                           $  0.26       $  0.18      $  (0.18)    $   0.58    $ (0.00)
                                                              =============================================================
Diluted                                                         $  0.26       $  0.18      $  (0.18)    $   0.47    $ (0.00)
                                                              =============================================================

The following table presents the number of options to purchase shares (in millions) of Class A Common Stock that were not included in the computation of diluted EPS because the effect would have been antidilutive. During periods with reported income, these options were antidilutive because their exercise prices were greater than the average market value of a share of Class A Common Stock during the period. During periods with reported loss, all options outstanding had an antidilutive effect.

                                                                             Calendar                                Fiscal
                                                              -----------------------    Transition    --------------------
                                                                   2003          2002          2002         2002       2001
                                                              -------------------------------------------------------------
                                                                        Unaudited
Antidilutive options (in millions)                                 19.9          21.4          36.5         14.5       35.0
Average market price per share of Class A Common Stock
 during periods with reported income                              $9.49        $10.25            --       $10.57         --

For all periods shown, unvested restricted stock awards were not included in the computation of diluted income (loss) per share because the effect would have been antidilutive. Additionally, convertible notes, for the periods outstanding, during Calendar 2003 and 2002, Transition 2002 and Fiscal 2001 were not included in the EPS calculation using the "as if converted" method because the effect would have been antidilutive.

10-K.52

The following table provides information on the after-tax interest expense that was not added back to the numerator of the EPS calculation and the weighted average number of shares associated with the convertible debt that was not included in the denominator of the EPS calculation because the effect would have been antidilutive (in thousands):

                                                                                 Calendar     Transition     Fiscal       Fiscal
                                                                   2003              2002           2002       2002         2001
                                                             ----------   ---------------   ------------   --------   ----------
                                                                             (Unaudited)
After-tax interest on convertible long-term debt                $10,147           $12,566        $ 3,227        N/A      $11,667
Weighted average shares associated with convertible debt         37,035            45,995         47,021        N/A       30,534

12-INCOME TAXES
Following is a summary of the components of income (loss) before provision (benefit) for income taxes, loss from discontinued operation (in thousands):

                                                                                                                   Fiscal
                                                                   Calendar      Transition     -------------------------
                                                                       2003            2002         2002             2001
                                                               ----------------------------------------------------------
U.S.                                                                $(2,972)       $(18,357)     $35,330        $(132,522)
Non-U.S.                                                             38,528          (1,665)      38,273           24,120
                                                               ----------------------------------------------------------
Total                                                                35,556         (20,022)      73,603         (108,402)
Loss from discontinued operation                                         --              --           --           99,010
                                                               ----------------------------------------------------------
Income (loss) from continuing operations before income taxes        $35,556        $(20,022)     $73,603        $  (9,392)
                                                               ==========================================================

The provision (benefit) for income taxes on the above income consists of the following components (in thousands):

                                                                                                                   Fiscal
                                                                   Calendar      Transition     -------------------------
                                                                       2003            2002          2002            2001
                                                               ----------------------------------------------------------
Current tax expense from operations:
 U.S. federal                                                       $  (576)        $   276       $ 5,591        $  9,192
 State and local                                                      1,623             507         1,361           4,862
 Foreign                                                             11,453           1,194        11,649          10,258
                                                               ----------------------------------------------------------
Total current                                                        12,500           1,977        18,601          24,312
Deferred tax (benefit) expense:
 U.S. federal                                                          (942)         (5,774)        3,330         (29,355)
 State and local                                                       (788)           (956)          911          (4,782)
 Foreign                                                             (2,837)           (653)         (175)           (836)
                                                               ----------------------------------------------------------
Total deferred                                                       (4,567)         (7,383)        4,066         (34,973)
                                                               ----------------------------------------------------------
Total current and deferred                                            7,933          (5,406)       22,667         (10,661)
Benefit from stock transactions with employees                        3,930            (198)        2,280           1,331
Benefit from acquired tax benefits applied to reduce goodwill            --              --            78             158
                                                               ----------------------------------------------------------
Income tax expense (benefit) on continuing operations                11,863          (5,604)       25,025          (9,172)
Current taxes from loss on discontinued operation:
 U.S. federal                                                            --              --            --         (33,522)
 State and local                                                         --              --            --          (1,585)
Deferred tax expense from loss on discontinued operation:
 U.S. federal                                                            --              --            --             137
 State and local                                                         --              --            --             178
 Benefit from acquired tax benefits applied to reduce goodwill           --              --            --           1,765
                                                               ----------------------------------------------------------
Provision (benefit) for income taxes                                $11,863         $(5,604)      $25,025        $(42,199)
                                                               ==========================================================

Current and long-term deferred tax assets and liabilities are comprised of the following (in thousands):

                                                      December 31,
                                         -------------------------   September 30,
                                               2003           2002            2002
                                         -----------------------------------------
Depreciation and amortization              $  7,002       $  6,800        $  6,988
Expense accruals for book purposes           31,231         25,259          21,717
Loss and credit carryforwards                41,821         37,923          32,947
Intangible assets                               376          1,835               -
Equity interest                                  --             --              98
Other                                         2,037          2,047           3,183
                                         -----------------------------------------
 Gross deferred tax asset                    82,467         73,864          64,933
Intangible assets                                --             --          (1,000)
                                         -----------------------------------------
 Gross deferred tax liability                    --             --          (1,000)
 Valuation allowance                        (35,863)       (32,250)        (29,156)
                                         -----------------------------------------
Net deferred tax asset                     $ 46,604       $ 41,614        $ 34,777
                                         =========================================

                                                                         10-K.53

Current and long-term net deferred tax assets were $8.9 million and $37.7 million as of December 31, 2003, $6.0 million and $35.6 million as of December 31, 2002, and $3.7 million and $31.1 million as of September 30, 2002, respectively, and are included in Prepaid expenses and other current assets and Other assets in the Consolidated Balance Sheets.

The valuation allowance relates to domestic state and local and foreign tax net operating loss and capital loss carryforwards that more likely than not will expire unutilized. The net increase in the valuation allowance of approximately $3.6 million in Calendar 2003 was primarily due to increases in state and local net operating losses. Approximately $1.9 million of the valuation allowance will reduce additional paid-in-capital upon subsequent recognition of any related tax benefits related to stock options.

The differences between the U.S. federal statutory income tax rate and the Company's effective tax rate on income (loss) from continuing operations are:

                                                                                                              Fiscal
                                                                    Calendar    Transition   ------------------------
                                                                      2003          2002         2002           2001
                                                                   --------------------------------------------------
Statutory tax rate                                                    35.0%        (35.0%)       35.0%         (35.0%)
State income taxes, net of federal benefit                             2.6          (2.9)         2.4            3.6
Foreign income taxed at a different rate                             (11.4)          5.6         (1.8)          13.2
Non-deductible goodwill                                                 --            --           --           18.1
Non-taxable income                                                    (0.8)         (0.3)        (0.2)          (0.3)
Exempt foreign trading gross receipts                                   --            --         (0.4)         (13.5)
Non-deductible meals and entertainment                                 1.7           0.6          0.6            5.6
Officers' life insurance                                               0.1           0.5          0.5           12.7
Valuation allowance on losses from minority-owned investments          0.9           3.0          0.5           88.5
Valuation allowance on (utilization of) foreign tax credits            2.5            --         (1.5)        (185.1)
Other items                                                            2.8           0.5         (1.1)          (5.5)
                                                                   -------------------------------------------------
Effective tax rate                                                    33.4%        (28.0%)       34.0%         (97.7%)
                                                                   =================================================

As of December 31, 2003, we had U.S. federal capital loss carryforwards of $24.3 million, of which $19.2 million will expire in three years, $3.6 million will expire within four years, and the remaining $1.5 million will expire in five to six years, foreign tax credit carryforwards of $8.8 million which will expire in three to four years and other federal tax credit carryforwards of $1.8 million which can be carried forward indefinitely. We had a federal net operating loss carryforward of $6.7 million, the majority of which will expire in 19 years, state and local tax net operating loss carryforwards of $172.5 million, of which $43.5 million will expire within one to five years, $28.2 million will expire within six to fifteen years, and $100.8 million will expire within sixteen to twenty years. We also had $73.8 million in state and local capital loss carryforwards, of which $69.6 million will expire in three years, $3.6 million will expire in four years and the remaining $0.6 million will expire in five to six years. Lastly, we had foreign tax loss carryforwards of $14.2 million of which $4.2 million will expire in one to ten years and $10.0 million that can be carried forward indefinitely.

13-EMPLOYEE BENEFITS
We have a savings and investment plan covering substantially all domestic employees. We contribute amounts to this plan based upon the level of the employee contributions. In addition, we also contribute fixed and discretionary profit sharing contributions set by the Board of Directors. Amounts expensed in connection with the plan totaled $9.3 million, $1.9 million, $9.5 million, and $10.5 million for Calendar 2003, Transition 2002, and for Fiscal 2002 and 2001, respectively.

Deferred compensation employee stock trust. We have supplemental deferred compensation arrangements for the benefit of certain officers, managers and other key employees. These arrangements are partially funded by life insurance contracts, which have been purchased by us. The plan permits the participants to diversify their investments. The value of the assets held, managed and invested, pursuant to the agreement was $11.6 million, $9.3 million and $8.1 million at December 31, 2003, December 31, 2002 and September 30, 2002, respectively, and are included in Other assets. The corresponding deferred compensation liability of $13.4 million, $10.8 million and $9.6 million at December 31, 2003, December 31, 2002 and September 30, 2002, respectively, is recorded at the fair market value of the assets held in a rabbi trust and adjusted, with a corresponding charge or credit to compensation cost, to reflect the fair value of the amount owed to the employee and is included in Other liabilities. Total compensation expense recognized for the plan was $0.3 million, $0.1 million, $0.6 million, for Calendar 2003, Transition 2002 and Fiscal 2002, respectively, as compared to $0.1 million of income for Fiscal 2001.

10-K.54

14-SEGMENT INFORMATION

We manage our business in three reportable segments: research, consulting and events. Research consists primarily of subscription-based research products. Consulting consists primarily of consulting, measurement engagements and strategic advisory services. Events consists of various symposia, conferences and exhibitions.

We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution, as presented below, is defined as operating income excluding certain selling, general and administrative expenses, depreciation, amortization of intangibles and other charges. The accounting policies used by the reportable segments are the same as those used by the Company.

We earn revenue from clients in many countries. Other than the United States, there is no individual country in which revenues from external clients represent 10% or more of our consolidated revenues. Additionally, no single client accounted for 10% or more of total revenue and the loss of a single client, in management's opinion, would not have a material adverse effect on revenues.

We do not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed in the evaluation of performance or making decisions in the allocation of resources.

The following tables present information about reportable segments (in thousands). The "Other" column includes certain revenues and corporate and other expenses (primarily selling, general and administrative) unallocated to reportable segments, expenses allocated to operations that do not meet the segment reporting quantitative threshold, and other charges. There are no intersegment revenues:

                                   Research    Consulting        Events        Other    Consolidated
                                 -------------------------------------------------------------------
Calendar 2003
 Revenues                          $466,907      $258,628      $119,355      $13,556       $ 858,446
 Gross Contribution                 292,874        86,778        56,004       10,081         445,737
 Corporate and other expenses                                                               (398,276)
                                                                                           ---------
 Operating income                                                                          $  47,461
                                                                                           =========
Calendar 2002 (unaudited)
 Revenues                          $486,967      $276,059      $109,694      $14,873       $ 887,593
 Gross Contribution                 318,709       102,780        56,101       10,184         487,774
 Corporate and other expenses                                                               (438,232)
                                                                                           ---------
 Operating income                                                                          $  49,542
                                                                                           =========
Transition 2002
 Revenues                          $120,038      $ 58,098      $ 47,169      $ 4,509       $ 229,814
 Gross Contribution                $ 76,932      $ 18,883      $ 27,622      $ 3,640         127,077
 Corporate and other expenses                                                               (139,963)
                                                                                           ---------
 Operating income                                                                          $ (12,886)
                                                                                           =========
Fiscal 2002
 Revenues                          $496,403      $273,692      $121,991      $15,088       $ 907,174
 Gross Contribution                 326,345        97,924        65,405        9,316         498,990
 Corporate and other expenses                                                               (402,615)
                                                                                           ---------
 Operating income                                                                          $  96,375
                                                                                           =========
Fiscal 2001
 Revenues                          $535,114      $276,292      $132,684      $18,794       $ 962,884
 Gross Contribution                 352,574        86,949        63,625        4,227         507,375
 Corporate and other expenses                                                               (464,861)
                                                                                           ---------
 Operating income                                                                          $  42,514
                                                                                           =========

Our consolidated revenues are generated primarily through direct sales to clients by domestic and international sales forces and a network of independent international sales agents. We define "Other International Revenues" as revenues attributable to all areas located outside of the United States, Canada and Europe. Most of our products and services are provided on an integrated worldwide basis. Because of the integration of products and services delivery, it is not practical to separate precisely our revenues by geographic location. Long-lived assets exclude goodwill and other intangible assets. Accordingly, the separation set forth in the table below is based upon internal allocations, which involve certain management estimates and judgments.

                                                                         10-K.55

Summarized information by geographic location is as follows (in thousands):

                                                       Calendar                                    Fiscal
                                  -----------------------------    Transition    ------------------------
                                         2003              2002          2002          2002          2001
                                  -----------------------------------------------------------------------
Revenues:                                            (Unaudited)
 United States and Canada            $535,694          $576,491      $148,585      $595,331      $641,877
 Europe, Middle East and Africa       252,264           241,322        62,412       242,099       249,953
 Other International                   70,488            69,780        18,817        69,744        71,054
                                  -----------------------------------------------------------------------
Total revenues                       $858,446          $887,593      $229,814      $907,174      $962,884
                                  =======================================================================
Long-lived assets:
 United States and Canada            $ 67,081          $ 74,298      $ 74,298      $ 78,920      $ 98,931
 Europe, Middle East and Africa        16,400            17,496        17,496        17,808        21,732
 Other International                    3,793             3,925         3,925         4,113         5,096
                                  -----------------------------------------------------------------------
Total long-lived assets              $ 87,274          $ 95,719      $ 95,719      $100,841      $125,759
                                  =======================================================================

15-QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

Calendar 2003                                  First          Second           Third          Fourth(5)
----------------------------------------------------------------------------------------------------
Revenues                                    $204,282        $213,318        $196,904        $243,942
Operating income (loss) (1)                    2,789          19,846          13,991          10,835
Net (loss) income (2)                         (1,512)         12,854           5,474           6,877
Net (loss) income per share:
 Basic                                      $  (0.02)       $   0.16        $   0.07        $   0.05
 Diluted (4)                                   (0.02)           0.13            0.07            0.05

Fiscal 2002                                    First          Second           Third          Fourth
----------------------------------------------------------------------------------------------------
Revenues                                    $249,395        $201,095        $236,157        $220,527
Operating income (loss) (1)                   33,947          (1,371)         34,678          29,121
Net income (loss) (2)                         19,043          (4,316)         18,255          15,596
Net income (loss) per share:
 Basic (3)                                  $   0.23        $  (0.05)       $   0.22        $   0.19
 Diluted (4)                                    0.17           (0.05)           0.16            0.15

(1) Includes other charges of $5.4 million in the first quarter of Calendar 2003, $24.3 million in the fourth quarter of Calendar 2003, and $17.2 million in the second quarter of Fiscal 2002.
(2) Includes gains (losses) on investments of $0.0 million, $5.5 million, $0.1 million, and $(0.9) million for each of the first, second, third and fourth quarters of Calendar 2003, respectively, and $0.9 million, $0.1 million, $(2.5) million, and $0.0 million for the first, second, third and fourth quarters of Fiscal 2002, respectively.
(3) The aggregate of the four quarters' basic earnings per common share does not total the reported full fiscal year amount due to the effect of rounding.
(4) The aggregate of the four quarters' diluted earnings per common share does not total the reported full calendar and fiscal year amounts due to the effect of dilutive securities and rounding.
(5) During the fourth quarter of Calendar 2003, we recorded adjustments for certain incentive compensation accruals, including bonuses, that provided a benefit to operating income during the quarter of approximately $3.2 million, in the aggregate.

10-K.56

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report on Form 10-K to be signed on its behalf by the undersigned, duly authorized, in Stamford, Connecticut, on March 12, 2004.

                                    Gartner, Inc.


                                        /s/ Michael D. Fleisher
Date: March 12, 2004                By: _____________________________
                                        Michael D. Fleisher
                                        Chairman of the Board and
                                        Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below appoints Michael D. Fleisher and Christopher Lafond and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in all capacities, to sign all amendments to this Report on Form 10-K, and to file the same, with appropriate exhibits and other related documents, with the Securities and Exchange Commission. Each of the undersigned, ratifies and confirms his or her signatures as they may be signed by his or her attorney-in-fact to any amendments to this Report.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Name                            Title                                           Date
/s/ MICHAEL D. FLEISHER         Director and Chairman of the Board              March 12, 2004
---------------------------     and Chief Executive Officer
Michael D. Fleisher             (Principal Executive Officer)


/s/ CHRISTOPHER LAFOND          Executive Vice President and                    March 12, 2004
---------------------------     Chief Financial Officer
Christopher Lafond              (Principal Financial and Accounting Officer)


/s/ ANNE SUTHERLAND FUCHS       Director                                        March 12, 2004
---------------------------
Anne Sutherland Fuchs

/s/ WILLIAM O. GRABE            Director                                        March 12, 2004
---------------------------
William O. Grabe

/s/ MAX D. HOPPER               Director                                        March 12, 2004
---------------------------
Max D. Hopper

/s/ GLENN HUTCHINS              Director                                        March 12, 2004
---------------------------
Glenn Hutchins

/s/ STEPHEN G. PAGLIUCA         Director                                        March 12, 2004
---------------------------
Stephen G. Pagliuca

/s/ JAMES C. SMITH              Director                                        March 12, 2004
---------------------------
James C. Smith

/s/ DAVID J. ROUX               Director                                        March 12, 2004
---------------------------
David J. Roux

/s/ DENNIS G. SISCO             Director                                        March 12, 2004
---------------------------
Dennis G. Sisco

/s/ MAYNARD G. WEBB, JR.        Director                                        March 12, 2004
---------------------------
Maynard G. Webb, Jr.

                                                                         10-K.57

                                 GARTNER, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                                  Additions       As a      Additions                    As a
                                    Balance at   Charged to       % of        Charged   Deductions       % of      Balance
                                     Beginning    Costs and   Year-End       to Other         from   Year-End       at End
                                       of Year     Expenses     Amount   Accounts (1)      Reserve     Amount      of Year
--------------------------------------------------------------------------------------------------------------------------
Fiscal 2001:
Allowance for doubtful accounts         $5,003       $5,037         90%        $   --       $4,440         79%      $5,600
and returns and allowances
Fiscal 2002:
Allowance for doubtful accounts         $5,600       $9,119        130%        $   --       $7,719        110%      $7,000
and returns and allowances
Transition 2002:
Allowance for doubtful accounts         $7,000       $2,329         33%        $   --       $2,329         33%      $7,000
and returns and allowances
Calendar 2003:
Allowance for doubtful accounts         $7,000       $8,276         92%        $2,000       $8,276         92%      $9,000
and returns and allowances

(1)  Amounts charged to revenues.