Form 10-Q
period 2004-03-31
GARTNER INC
filed 2004-05-04
CIK 749251

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

      The number of shares outstanding of the Registrant's capital stock as of April 30, 2004 was 103,584,493 shares of Class A Common Stock and 28,175,143 shares of Class B Common Stock.

                                TABLE OF CONTENTS

                                                                                         Page
PART I         FINANCIAL INFORMATION

     ITEM 1:   FINANCIAL STATEMENTS

               Condensed Consolidated Balance Sheets at March 31, 2004 and
                 December 31, 2003                                                          3

               Condensed Consolidated Statements of Operations for the
                 Three Months Ended March 31, 2004 and 2003                                 4

               Condensed Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 2004 and 2003                                 5

               Notes to Condensed Consolidated Financial Statements                         6

     ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                          13

     ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK                                                               26

     ITEM 4:   CONTROLS AND PROCEDURES                                                     27

PART II        OTHER INFORMATION

     ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS                                   28

     ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K                                            28

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  GARTNER, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                         March 31,             December 31,
                                                                                           2004                   2003
                                                                                       -------------          -------------
                                                                                        (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                           $     262,742          $     229,962
   Fees receivable, net                                                                      235,699                266,122
   Deferred commissions                                                                       25,210                 27,751
   Prepaid expenses and other current assets                                                  26,376                 25,642
                                                                                       -------------          -------------
Total current assets                                                                         550,027                549,477
Property, equipment and leasehold improvements, net                                           61,996                 66,541
Goodwill                                                                                     230,360                230,387
Intangible assets, net                                                                           784                    985
Other assets                                                                                  69,185                 69,874
                                                                                       -------------          -------------
TOTAL ASSETS                                                                           $     912,352          $     917,264
                                                                                       =============          =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                            $     150,802          $     175,609
   Deferred revenues                                                                         316,837                315,524
                                                                                       -------------          -------------
Total current liabilities                                                                    467,639                491,133
Other liabilities                                                                             51,388                 50,385
                                                                                       -------------          -------------
TOTAL LIABILITIES                                                                            519,027                541,518

STOCKHOLDERS' EQUITY
   Preferred stock                                                                                 -                      -
   Common stock                                                                                   72                     72
   Additional paid-in capital                                                                424,978                408,504
   Unearned compensation, net                                                                 (3,435)                (1,846)
   Accumulated other comprehensive income, net                                                 4,397                  1,530
   Accumulated earnings                                                                      174,400                173,936
   Treasury stock, at cost                                                                  (207,087)              (206,450)
                                                                                       -------------          -------------
TOTAL STOCKHOLDERS' EQUITY                                                                   393,325                375,746
                                                                                       -------------          -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $     912,352          $     917,264
                                                                                       =============          =============

 See the accompanying notes to the condensed consolidated financial statements.

                                  GARTNER, INC.
                 Condensed Consolidated Statements of Operations
                (Unaudited, in thousands, except per share data)

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                           2004                   2003
                                                                                      -------------          -------------
Revenues:
   Research                                                                           $     122,242          $     115,724
   Consulting                                                                                64,626                 61,779
   Events                                                                                    18,171                 23,509
   Other                                                                                      3,628                  3,270
                                                                                      -------------          -------------
Total revenues                                                                              208,667                204,282
Costs and expenses:
   Cost of services and product development                                                  95,476                102,333
   Selling, general and administrative                                                       87,634                 83,504
   Depreciation                                                                               7,937                  9,825
   Amortization of intangibles and goodwill impairments                                         936                    405
   Other charges                                                                             10,513                  5,426
                                                                                      -------------          -------------
Total costs and expenses                                                                    202,496                201,493
                                                                                      -------------          -------------
Operating income                                                                              6,171                  2,789
Income from investments                                                                          20                     31
Interest income (expense), net                                                                  245                 (5,612)
Other (expense) income, net                                                                  (3,113)                   535
                                                                                      -------------          -------------
Income (loss) before income taxes                                                             3,323                 (2,257)
Provision (benefit) for income taxes                                                          2,859                   (745)
                                                                                      -------------          -------------
Net income (loss)                                                                     $         464          $      (1,512)
                                                                                      =============          =============
Income (loss) per common share:
   Basic                                                                              $        0.00          $       (0.02)
   Diluted                                                                            $        0.00          $       (0.02)
Weighted average shares outstanding:
   Basic                                                                                    130,311                 80,492
   Diluted                                                                                  133,180                 80,492

 See the accompanying notes to the condensed consolidated financial statements.

                                  GARTNER, INC.
                 Condensed Consolidated Statements of Cash Flows
                            (Unaudited, in thousands)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                        2004                2003
                                                                                    ------------        ------------
OPERATING ACTIVITIES:
Net income (loss)                                                                   $        464        $     (1,512)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization, including goodwill impairments                           8,873              10,230
   Non-cash compensation                                                                     485                 251
   Tax benefit associated with employee exercise of stock options                          1,494                   -
   Deferred taxes                                                                            542                   5
   Income from minority-owned investments                                                    (20)                (31)
   Accretion of interest and amortization of debt issue costs                                299               5,822
   Non-cash charges associated with South America closings                                 2,943                   -
Changes in assets and liabilities:
   Fees receivable                                                                        30,389              25,934
   Deferred commissions                                                                    2,609               1,728
   Prepaid expenses and other current assets                                                (790)              2,427
   Other assets                                                                             (115)                 72
   Deferred revenues                                                                       2,285              (5,257)
   Accounts payable and accrued liabilities                                              (24,763)             (5,943)
                                                                                    ------------        ------------
CASH PROVIDED BY OPERATING ACTIVITIES                                                     24,695              33,726
                                                                                    ------------        ------------
INVESTING ACTIVITIES:
Additions to property, equipment and leasehold improvements                               (3,005)             (3,357)
                                                                                    ------------        ------------
CASH USED IN INVESTING ACTIVITIES                                                         (3,005)             (3,357)
                                                                                    ------------        ------------
FINANCING ACTIVITIES:
Proceeds from stock issued for stock plans                                                16,270               2,021
Purchase of treasury stock                                                                (4,000)             (6,808)
                                                                                    ------------        ------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                           12,270              (4,787)
                                                                                    ------------        ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 33,960              25,582
EFFECTS OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                                    (1,180)                192
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           229,962             109,657
                                                                                    ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $    262,742        $    135,431
                                                                                    ============        ============

 See the accompanying notes to the condensed consolidated financial statements.

                                  GARTNER, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in our Annual Report on Form 10-K for the year ended December 31, 2003. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management's knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2004 may not be indicative of the results of operations for the remainder of 2004. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three months ended March 31, 2004 and 2003 are as follows (in thousands):

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                 2004               2003
                                                                                             -----------         ----------
Net income (loss)                                                                            $       464         $   (1,512)
Other comprehensive income (loss):
   Foreign currency translation adjustments                                                         (104)               199
   Reclassification adjustment of foreign currency translation adjustments to
      net income upon closing of foreign operations                                                2,943                  -
   Net unrealized gains on investments, net of tax                                                    28                  5
                                                                                             -----------         ----------
Other comprehensive income                                                                         2,867                204
                                                                                             -----------         ----------
Comprehensive income (loss)                                                                  $     3,331         $   (1,308)
                                                                                             ===========         ==========

The balance of unrealized holding losses on investments, net of tax, at March 31, 2004 was immaterial. During the first quarter of 2004, we reclassified $2.9 million of accumulated translation adjustments associated with certain operations in South America into net income as a result of our decision to close those operations. The reclassification adjustment was recorded as a loss within Other (expense) income, net.

Note 3 - Computations of Income (Loss) per Share of Common Stock

The following table sets forth the reconciliation of the basic and diluted income (loss) per share (in thousands, except per share data):

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                 2004               2003
                                                                                             -----------         ----------
Numerator:
   Net income (loss) used for calculating basic income (loss) per share                      $       464         $   (1,512)
      After-tax interest on convertible long-term debt                                                 -                  -
                                                                                             -----------         ----------
   Income (loss) used for calculating diluted income (loss) per share                        $       464         $   (1,512)
                                                                                             ===========         ==========
Denominator:
   Weighted average number of common shares used in the calculation of
      basic income (loss) per share                                                              130,311             80,492
         Common stock equivalents associated with stock compensation plans                         2,869                  -
         Weighted average number of shares associated with convertible
            long-term debt                                                                             -                  -
                                                                                             -----------         ----------
   Shares used in the calculation of diluted income (loss) per share                             133,180             80,492
                                                                                             ===========         ==========
Basic income (loss) per share                                                                $      0.00         $    (0.02)
                                                                                             ===========         ==========
Diluted income (loss) per share                                                              $      0.00         $    (0.02)
                                                                                             ===========         ==========

For the three months ended March 31, 2004 and 2003, unvested restricted stock awards were not included in the computation of diluted income (loss) per share because the effect would have been anti-dilutive. For the three months ended March 31, 2004 and 2003, options to purchase 11.6 million and 36.5 million shares, respectively, of Class A Common Stock of the Company were not included in the computation of diluted income (loss) per share because the effect would have been anti-dilutive. For the first quarter of 2003, the calculation above does not add back the after-tax interest on convertible debt to the net loss in the numerator and does not add the weighted average number of shares associated with the convertible debt to the denominator because the effect would have been anti-dilutive for the period. Had the effect of conversion of the debt been dilutive on an "if converted" method for the first quarter of 2003, $3.2 million of after-tax interest would have been added to the numerator and 47.6 million shares would have been added to the denominator of the above calculation. As the debt was converted into shares of Class A Common Stock during the fourth quarter of 2003, the shares associated with the debt have been included in basic income per share during the first quarter of 2004.

Note 4 - Accounting for Stock-Based Compensation

The Company has several stock-based compensation plans. The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its employee stock options and purchase rights and applies Statement of Financial Accounting Standards No. 123 "Accounting for Stock Issued to Employees" ("SFAS 123") for disclosure purposes only. Under APB 25, the intrinsic value method is used to account for stock-based employee compensation plans. The SFAS 123 disclosures include pro forma net loss and loss per share as if the fair value-based method of accounting had been used.

If compensation for employee options had been determined based on SFAS 123, the Company's pro forma net loss, and pro forma loss per share would have been as follows (in thousands, except per share data):

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                 2004               2003
                                                                                             -----------         ----------
Net income (loss) as reported                                                                $       464         $   (1,512)
      Add: Stock-based compensation expense, net of tax, already included in
         net income (loss) as reported                                                               315                163
      Deduct: Pro forma employee compensation cost, net of tax, related to
         stock options, restricted stock and share purchase plan, net of tax                      (2,490)            (5,697)
                                                                                             -----------         ----------
Pro forma net loss                                                                           $    (1,711)        $   (7,046)
                                                                                             ===========         ==========
Basic and diluted income (loss) per share:
      As reported                                                                            $     0.00          $    (0.02)
      Pro forma                                                                              $    (0.01)         $    (0.09)

The fair value of the Company's stock plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                                                    Three Months Ended
                                                                                                        March 31,
                                                                                                 2004               2003
                                                                                             -----------         ----------
Expected Dividend yield                                                                            0%                 0%
Expected stock price volatility                                                                   42%                45%
Risk-free interest rate                                                                          2.3%               2.0%
Expected life in years                                                                           3.8                3.4

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

                                          Research        Consulting           Events             Other         Consolidated
                                         ----------       ----------         -----------       -----------      ------------
THREE MONTHS ENDED
MARCH 31, 2004:
Revenues                                 $  122,242       $   64,626         $    18,171       $     3,628      $    208,667
Gross contribution                           79,027           25,244               7,107             3,157           114,535
Corporate and other expenses                                                                                        (108,364)
                                                                                                                ------------
Operating income                                                                                                $      6,171
                                                                                                                ============

THREE MONTHS ENDED
MARCH 31, 2003:
Revenues                                 $  115,724       $   61,779         $    23,509       $     3,270      $    204,282
Gross contribution                           73,650           20,885               8,400             2,368           105,303
Corporate and other expenses                                                                                        (102,514)
                                                                                                                ------------
Operating income                                                                                                $      2,789
                                                                                                                ============

Note 6 - Goodwill and Intangible Assets

The changes in the carrying amount of goodwill, by reporting segment, for the first quarter of 2004 are as follows:

                                           Balance                            Currency           Balance
                                        December 31,                         Translation        March 31,
                                            2003          Impairments        Adjustments           2004
                                        ------------      -----------        -----------       -----------
Research                                $    128,896      $         -        $       222       $   129,118
Consulting                                    68,803             (739)               491            68,555
Events                                        30,606                -                  -            30,606
Other                                          2,082                -                 (1)            2,081
                                        ------------      -----------        -----------       -----------
Total goodwill                          $    230,387      $      (739)       $       712       $   230,360
                                        ============      ===========        ===========       ===========

During the first quarter of 2004, we recorded an impairment loss for goodwill recorded for certain operations in South America as a result of our decision to close those operations.

The following table presents the Company's intangible assets subject to amortization (in thousands):

                                                                                       March 31,            December 31,
                                                                                         2004                   2003
                                                                                      -----------           ------------
Non-compete agreements:
   Gross cost                                                                         $    13,193           $     13,257
   Accumulated amortization                                                               (12,701)               (12,599)
                                                                                      -----------           ------------
Non-compete agreements, net                                                                   492                    658
Trademarks and tradenames:
   Gross cost                                                                               1,808                  1,811
   Accumulated amortization                                                                (1,516)                (1,484)
                                                                                      -----------           ------------
Trademarks and tradenames, net                                                                292                    327
                                                                                      -----------           ------------
Intangible assets, net                                                                $       784           $        985
                                                                                      ===========           ============

Aggregate amortization expense for the three month period ended March 31, 2004 and 2003 was $0.2 million and $0.4 million, respectively. The estimated future amortization expense of purchased intangibles is as follows (in thousands):

2004 (remaining nine months)                                $     466
2005                                                              242
2006                                                               64
2007                                                               11
2008                                                                1
                                                            ---------
                                                            $     784
                                                            =========

Note 7 - Other Charges

During the first quarter of 2004, we recorded other charges of $10.5 million, $10.4 million was associated with the realignment of our workforce and $0.1 million was associated with costs to close certain operations in South America. The workforce realignment portion of the charge is for costs for employee termination severance payments and related benefits. This workforce realignment was a continuation of the action plan initiated during the fourth quarter of 2003 and has resulted in the termination of 132 employees during the first quarter of 2004.

During the first quarter of 2003, we recorded other charges of $5.4 million associated with workforce reductions. The charge related to costs associated with employee termination severance payments and related benefits. This workforce reduction has resulted in the termination of 92 employees during the three months ended March 31, 2003.

The following table summarizes the activity related to the liability for the restructuring programs recorded as other charges (in thousands):

                                                         Workforce           Excess
                                                         Reduction         Facilities
                                                           Costs              Costs              Other               Total
                                                         ---------         ----------            -----             ---------
Accrued liability at December 31, 2002                      11,723             15,936                -                27,659
Charges during first quarter of 2003                         5,426                  -                -                 5,426
Payments                                                    (7,044)            (1,767)               -                (8,811)
                                                         ---------         ----------            -----             ---------
Accrued liability at March 31, 2003                         10,105             14,169                -                24,274
Charges during remainder of 2003                            14,574              9,716                -                24,290
Non-cash charges                                              (123)                 -                -                  (123)
Payments                                                   (11,740)            (4,726)               -               (16,466)
                                                         ---------         ----------            -----             ---------
Accrued liability at December 31, 2003                      12,816             19,159                -                31,975
Charges during first quarter of 2004                        10,410                  -              103                10,513
Non-cash charges                                              (142)                 -              (35)                 (177)
Payments                                                    (8,853)            (1,121)             (31)              (10,005)
                                                         ---------         ----------            -----             ---------
Accrued liability at March 31, 2004                      $  14,231         $   18,038            $  37             $  32,306
                                                         =========         ==========            =====             =========

The non-cash charges for workforce reductions result from the establishment of a new measurement date for certain equity compensation arrangements upon the modification of the terms of the related agreement. The accrued severance of $14.2 million at March 31, 2004 is expected to be paid by December 31, 2004. We will fund these costs from existing cash.

Note 8 - Stock Programs

Stock Repurchase Program

On July 17, 2001, our Board of Directors approved the repurchase of up to $75 million of Class A and Class B Common Stock. On July 25, 2002, our Board of Directors increased the authorized stock repurchase program from the previously approved $75 million to up to $125 million of our Class A and Class B Common Stock. On July 24, 2003, our Board of Directors authorized an additional increase of $75 million in the stock repurchase program bringing the total authorization to date to $200 million. During the first quarter of 2004, we repurchased 292,925 shares of our Class A Common Stock and 57,900 shares of our Class B Common Stock at an aggregate cost of $4.0 million under this program. On a cumulative basis at March 31, 2004, we have purchased $131.1 million of our stock under this stock repurchase program.

Restricted Stock Award

During the first quarter of 2004, we granted 175,000 shares of restricted stock on which the restriction may lapse after a three-year period based upon revenue and earnings metrics.

Note 9 - Contingencies

We are involved in legal proceedings and litigation arising in the ordinary course of business. We believe the outcome of all current proceedings, claims and litigation will not have a material effect on our financial position or results of operations when resolved in a future period.

We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of March 31, 2004, we are not aware of any indemnification agreements that would require material payments.

Note 10 - Subsequent Event

On April 29, 2004, Michael Fleisher, our Chairman and CEO, announced his intention to leave Gartner sometime prior to the end of 2004. In conjunction with his departure, Mr. Fleisher has entered into an amendment to his employment agreement pursuant to which he has agreed that he will continue to serve in the capacity of Chief Executive Officer for up to six months. In satisfaction of existing obligations under his employment agreement and in consideration of his assistance in this six-month transition period, our Board of Directors has agreed that Mr. Fleisher will receive: (a) payments totaling $4.3 million, which includes his 2003 bonus and compensation in respect of the transition period;
(b) at our cost, group health benefits pursuant to our standard programs for himself, his spouse and any children for two years or until he obtains other employment, if that occurs sooner; and (c) reasonable office support for one year, or until he obtains other employment, if that occurs sooner. The majority of these costs are expected to be recognized as an expense during the second quarter of 2004.

In addition, in accordance with his previously existing employment agreement with regards to equity arrangements, Mr. Fleisher will receive (a) acceleration in full of vesting of all equity arrangements subject to vesting and granted prior to October 1, 2002; (b) continued vesting until October 29, 2006 of all outstanding equity awards granted on or after October 1, 2002; and (c) the ability to exercise all equity arrangements granted after October 1, 2001 until October 29, 2007 and all equity arrangements granted on or prior to October 1, 2001 until October 29, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management's Discussion and Analysis (MD&A) is to help facilitate the understanding of significant factors influencing the first quarter operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2003. Historical results and percentage relationships are not necessarily indicative of operating results for future periods.

References to "the Company," "we," "our," and "us" are to Gartner, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as "may," "will," "expects," "should," "believes," "plans," "anticipates," "estimates," "predicts," "potential," "continue," or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Factors That May Affect Future Performance" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2003. Readers should not place undue reliance on these forward-looking statements, which reflect management's opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers also should review carefully any risk factors described in other reports filed by us with the Securities and Exchange Commission.

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

We have recently begun to undertake a plan to ensure that our business units are closely aligned with client need and market opportunity. As part of that process, we have begun to reorganize our business in to three distinct business units:

- GARTNER INTELLIGENCE will deliver content and advice to IT professionals, technology vendors and investors through vehicles such as Research, Events and SAS.

- GARTNER EXECUTIVE PROGRAMS will offer membership and peer-networking services for chief information officers (CIOs) and other key executives, through offerings such as the highly successful EXP membership program.

- GARTNER CONSULTING will focus on customized engagements that allow CIOs and their counterparts to apply Gartner's knowledge to their specific business situations, with an emphasis on areas such as outsourcing and IT management.

Organizing our business units around distinct client segments will allow us to make our existing products more relevant, accelerate the development of new products that provide solutions for specific client needs, and increase the Gartner value proposition overall.

As part of implementing this plan, we continue to analyze whether or not it impacts how we report on our business segments. We will continue to report our segment information as we have historically until we complete the alignment of our financial reporting to this new structure and can then analyze what impact, if any, this alignment will have.

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

                        WALLET RETENTION RATE represents a measure of the amount of contract value we have retained with clients over a twelve-month period. Wallet retention is calculated on a percentage basis by dividing the contract value of clients, who were clients one year earlier, by the total contract value from a year earlier. When wallet retention exceeds client retention, it is an indication of retention of higher-spending clients.

Consulting              CONSULTING BACKLOG represents future revenue to be
                        derived from in-process consulting, measurement and SAS engagements.

                        UTILIZATION RATES represent a measure of productivity of our consultants. Utilization rates are calculated for billable headcount on a percentage basis by dividing total hours billed by total hours available to bill.

Events NUMBER OF EVENTS represents the total number of hosted events completed during the period.

EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION

Technology spending has decreased steadily over the past few years. As a result, sales of our IT related research have declined as well. During this period, we have been focused on stabilizing and then growing revenue in our core Research business. This continued focus began to yield the desired outcome during the latter half of Calendar 2003. We ended the latter half of 2003 with two consecutive quarters of sequential increases in contract value after seven consecutive quarters of sequentially decreasing contract value. Contract value increased sequentially again in the first quarter of 2004, the third consecutive sequential increase, and increased on a year over year comparison. Our research client retention rates maintained a strong rate of 77%, after steadily increasing to 78% at December 31, 2003 from 74% at December 31, 2002. We believe the technology market is showing signs of a recovery, and we believe the realignment of our business units discussed previously will help us grow during this expected recovery.

Our Consulting business ended the 2003 year with a positive trend. We ended Calendar 2003 with two consecutive quarters of sequential increases in backlog after five consecutive quarters of sequential decreases. As we noted in our Annual Report on Form 10-K, we have been exiting certain less profitable consulting practices and geographies as part of the realignment previously discussed. Due to this plan of exiting certain practices and geographies, consulting backlog decreased to $92 million at March 31, 2004 from $100 million at December 31, 2003. We also mentioned in our Annual Report on Form 10-K that we expect this realignment to address our sub-optimal utilization rates and our lack of scale in some regions. During the first quarter of 2004, our consultant utilization rates increased to approximately 62% as compared to approximately 58% during the first quarter of 2003.

Our Events business continues to deliver strong results, particularly in an environment where few competitors have survived. Our emphasis on managing the Events portfolio to retain our long-time successful events and introduce promising new events has resulted in improved revenue performance. During the first quarter of 2004, revenues from events that existed in the same quarter last year increased approximately 13%. Revenues recognized during the first quarter of 2004 were lower than the prior year quarter due to significantly lower number of events being held primarily due to the timing of our Events calendar.

During the fourth quarter of Calendar 2003, we made an important change to our capital structure. Our 6% convertible notes were converted into Class A Common Stock. This eliminated all of our outstanding debt, and the related interest expense. We ended the first quarter of 2004 with $393 million of stockholders' equity. In addition, our cash increased from $230 million at December 31, 2003 to $263 million at March 31, 2004, while repurchasing $4 million of our common stock. We believe that we have strong financial resources to support additional investments in growth.

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

REVENUE RECOGNITION - We recognize revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, and SAB No. 104, Revenue Recognition. Revenue by significant source is accounted for as follows:

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

The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that have a 30-day cancellation clause, but have not produced material cancellations to date. It is our policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue, since the contract represents a legally enforceable claim. For those government contracts that permit termination, the Company bills the client the full amount billable under the contract but only records a receivable equal to the earned portion of the contract. In addition, the Company only records deferred revenue on these government contracts when cash is received. Deferred revenues attributable to government contracts were $34.0 million and $38.6 million at March 31, 2004 and December 31, 2003, respectively. In addition, at March 31, 2004 and December 31, 2003, the Company had not recognized uncollected receivables or deferred revenues, relating to government contracts that permit termination, of $5.8 million and $6.6 million, respectively.

UNCOLLECTIBLE FEES RECEIVABLE - Provisions for bad debts are recognized as incurred. The measurement of likely and probable losses and the allowance for uncollectible fees receivable is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires material estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of fees receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients' liquidity and credit quality, other factors negatively impacting our clients' ability to pay their obligations as they come due, and the effectiveness of our collection efforts. Total trade receivables at March 31, 2004 were $244.7 million, offset by an allowance for losses of approximately $9.0 million. Total trade receivables at December 31, 2003 were $275.1 million, offset by an allowance for losses of approximately $9.0 million.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS - The evaluation of goodwill is performed in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Among other requirements, this standard eliminated goodwill amortization upon adoption and required an initial assessment for goodwill impairment within six months of adoption and at least annually thereafter. The evaluation of other intangible assets is performed on a periodic basis. These assessments require us to estimate the fair value of our reporting units based on estimates of future business operations and market and economic conditions in developing long-term forecasts. If we determine the fair values are less than the carrying amount of goodwill recorded on our Consolidated Balance Sheets, we must recognize an impairment charge, for the associated goodwill of that reporting unit, to earnings in our financial statements. Goodwill is evaluated for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger a review for impairment include the following: significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, and significant negative industry or economic trends.

Due to the numerous variables associated with our judgments and assumptions relating to the valuation of the reporting units and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty, and as additional information becomes known, we may change our estimates. During the first quarter of 2004, we recorded an impairment charge of $0.7 million relating to goodwill associated with certain operations in South America that we decided to close.

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

CONTINGENCIES AND OTHER LOSS RESERVES AND ACCRUALS - We establish reserves for severance costs, lease costs associated with excess facilities, contract terminations and asset impairments as a result of actions we undertake to streamline our organization, reposition certain businesses and reduce ongoing costs. Estimates of costs to be incurred to complete these actions, such as future lease payments, sublease income, the fair value of assets, and severance and related benefits, are based on assumptions at the time the actions are initiated. To the extent actual costs differ from those estimates, reserve levels may need to be adjusted. In addition, these actions may be revised due to changes in business conditions that we did not foresee at the time such plans were approved. Additionally, we record accruals for estimated discretionary incentive compensation costs during the year. Amounts accrued at the end of each reporting period are based on our estimates and may require adjustments as the ultimate amount paid associated with these incentives are sometimes not known until after year-end.

IMPAIRMENT OF INVESTMENT SECURITIES - A charge to earnings is made when a market decline below cost is other than temporary. Management regularly reviews each investment security for impairment based on criteria that include: the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, the valuation of comparable companies, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. Total investments in equity securities were $10.6 million and $10.9 million at March 31, 2004 and December 31, 2003, respectively.

RESULTS OF OPERATIONS

OVERALL RESULTS

TOTAL REVENUES increased 2% in the first quarter of 2004 to $208.7 million compared to $204.3 million for the first quarter of 2003. The increase in total revenues resulted from increased Research revenues and the positive effects of foreign currency translation, partially offset by the timing of events as many events held in the first quarter of 2003 are planned for the second quarter of 2004, including the attendee portion of our Spring Symposium in North America, which was completed in the second quarter of 2004. If we were to exclude the events from the first quarter of 2003 that are planned for later quarters of 2004, total revenues would have increased approximately 6%. The effects of foreign currency translation had approximately a 5% positive effect on revenues. Please refer to the section of this MD&A entitled "Segment Results" for a further discussion of revenues by segment.

COST OF SERVICES AND PRODUCT DEVELOPMENT decreased $6.9 million, or 7%, to $95.5 million in the first quarter of 2004 from $102.3 million in the first quarter of 2003. Excluding the effects of foreign currency translation, cost of services and product development would have decreased by approximately 12%. The decrease in cost of services and product development resulted primarily from lower headcount as a result of the realignment of our workforce. Additionally, during the first quarter of 2004, cost of services and product development benefited by the reversal of $1.8 million of prior years' discretionary incentive compensation programs. As a percentage of sales, cost of services and product development decreased to 46% during the first quarter of 2004 from 50% during the first quarter of 2003 as a result of higher Events margins and Consulting margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $4.1 million, or 5%, to $87.6 million in the first quarter of 2004 from $83.5 million in the first quarter of 2003 primarily due to the effects of foreign currency translation. Excluding the effects of foreign currency translation, SG&A expenses would have been consistent with the prior year period. During the first quarter of 2004, SG&A expenses benefited by the reversal of $0.7 million of prior years' discretionary incentive compensation programs.

DEPRECIATION EXPENSE for the first quarter of 2004 decreased 19% to $7.9 million, compared to $9.8 million for the first quarter 2003. The decrease was due to a reduction in capital spending during 2002 and 2003 relative to the capital spending in 2000 and 2001, which has led to a decrease in depreciation expense.

AMORTIZATION OF INTANGIBLES AND GOODWILL IMPAIRMENTS of $0.9 million for the first quarter of 2004 increased from $0.4 million for the same period in 2003 due to the impairment of goodwill of $0.7 million associated with certain operations in South America as a result of our decision to close those operations. Excluding the impairment, the decrease in the amortization of intangible assets is due to certain intangible assets having been fully amortized since the first quarter of 2003.

OTHER CHARGES of $10.5 million during the first quarter of 2004 were primarily associated with a realignment of our workforce. This workforce realignment was a continuation of the action plan initiated during the fourth quarter of 2003 and has resulted in the termination of 132 employees, or approximately 4% of our workforce, bringing the total terminations to 262 employees associated with the action plan announced in December 2003. Other charges of $5.4 million during the first quarter of 2003 were for costs for employee termination severance and benefits associated with workforce reductions. This workforce reduction resulted in the termination of 92 employees, or approximately 2% of the Company's workforce at the time.

INTEREST INCOME (EXPENSE), NET was income of $0.2 million during the first quarter of 2004 as compared to expense of $5.6 million in the first quarter of 2003. The conversion of our outstanding convertible debt to equity during the fourth quarter of 2003 has substantially eliminated our interest expense.

OTHER (EXPENSE) INCOME, NET for the first quarter of 2004 includes the non-cash write-off of $2.9 million of our accumulated foreign currency translation adjustments associated with certain of our operations in South America that we have decided to close. As a result of the decision to close the operations, we were required to reclassify these currency adjustments that have been accumulated within equity, in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation," to earnings. Other (expense) income, net for the first quarter of 2003 consists primarily of net foreign currency exchange gains.

PROVISION (BENEFIT) FOR INCOME TAXES was $2.9 million in the first quarter of 2004 compared to ($0.7) million in the first quarter of 2003. The effective tax rate was 86% for the first quarter of 2004 and 33% for the first quarter of 2003. The effective tax rate was higher in 2004 due to certain expenses, the goodwill impairment and the non-cash write-off of our accumulated foreign currency translation adjustments associated with certain of our operations in South America discussed previously, receiving no tax benefit. Additionally, the benefit received on the workforce reduction charge during 2004 was lower than the annualized effective tax rate due to the lower tax rates in the jurisdictions where these reductions occurred. Excluding these items, the effective tax rate in 2004 was 33%.

SEGMENT RESULTS

We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain selling, general and administrative expenses, depreciation, amortization of intangibles and other charges. Gross contribution margin is defined as gross contribution as a percentage of revenues.

Research

Research revenues increased 6% to $122.2 million for the first quarter of 2004, compared to $115.7 million for the first quarter of 2003. The increase was due to strong sales performance in the latter half of 2003 resulting in slightly higher subscription revenues in the first quarter of 2004, as well as the positive effects of foreign currency translation.

Research gross contribution of $79.0 million for the first quarter of 2004 increased 7% from $73.7 million for the first quarter of 2003. Gross contribution margin for the first quarter of 2004 increased to 65% from 64% in the prior year period. The increase in gross contribution and gross contribution margin is a result of lower headcount as a result of our workforce realignment, along with the growth in revenues.

Research contract value increased 4% to $492.9 million at March 31, 2004 from $474.4 million at March 31, 2003 primarily due to the effects of foreign currency. Client retention rates increased three percentage points to 77% at March 31, 2004 from 74% at March 31, 2003, and wallet retention rates increased to 92% during the first quarter of 2004 from 83% during the first quarter of 2003. The stabilization of contract value and the increase in client and wallet retention rates reflect the beginning stages of what we believe to be an upturn in demand in the technology market.

Consulting

Consulting revenues increased 5% to $64.6 million for the first quarter of 2004 compared to $61.8 million for the first quarter of 2003. Excluding the effects of foreign currency translation, Consulting revenues would have decreased by approximately 1%. Consulting revenues has remained relatively stable with the prior year period despite the realignment of our business to exit certain less profitable consulting practices and geographies, which has reduced our billable headcount.

Consulting gross contribution of $25.2 million for the first quarter of 2004 increased 21% from $20.9 million for the first quarter of 2003. Gross contribution margin for the first quarter of 2004 increased five percentage points to 39% from 34% in the prior year period. The increase in gross contribution margin was driven by higher consultant utilization rates, as we realigned our workforce and reduced headcount.

Consulting backlog, which represents future revenues to be recognized from in-process consulting, measurement and SAS, decreased 7% to $91.6 million at March 31, 2004, compared to $98.3 million at March 31, 2003. Consulting backlog decreased primarily due our decision to exit certain less profitable consulting practices and geographies along with our higher utilization rates of consultants that has resulted in a higher conversion of backlog into revenues during the first quarter of 2004.

Events

Events revenues decreased 23% to $18.2 million for the first quarter of 2004, compared to $23.5 million for the first quarter of 2003. The decrease was primarily due to the timing of events, including the attendee portion of our North American Spring Symposium and certain Theme and Vision events, which were completed in the first quarter of 2003 as compared to the second quarter of 2004. In comparing our Events revenues excluding the events from the first quarter of 2003 that are planned for later quarters in 2004, Events revenues would have increased by approximately 7%.

Gross contribution of $7.1 million for the first quarter of 2004 decreased from $8.4 million for the first quarter of 2003. Gross contribution margin for the first quarter of 2004 of 39% increased from 36% for the first quarter of 2003. The increase in gross contribution margin was due primarily to the timing of our Events calendar as our traditionally higher margin events took place during the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $24.7 million for the three months ended March 31, 2004 compared to $33.7 million for the three months ended March 31, 2003. The net decrease in cash flow from operating activities of $9.0 million was due primarily to payments of our 2003 bonuses during the first quarter of 2004. No bonuses were paid during the first quarter of 2003 as they had previously been paid during the quarter ended December 31, but are now being paid during the March 31 quarter as a result of our change in fiscal year that became effective January 1, 2003. Partially offsetting the decrease in operating cash flows from bonus payments were higher collections of fees receivables in the first quarter of 2004 compared with the first quarter of 2003.

Cash used in investing activities, consisting of capital expenditures in the first quarter of both years, was relatively consistent in both periods.

Cash provided by financing activities totaled $12.3 million for the three months ended March 31, 2004, compared to cash used in financing activities of $4.8 million for the three months ended March 31, 2003. We purchased $4.0 million of common stock for treasury during the first quarter of 2004 as compared to $6.8 million during the same period in the prior year. We received proceeds from stock issued for stock plans of $16.3 million during the first quarter of 2004 as compared to $2.0 million during the same period in the prior year as a result of our higher stock price during the first quarter of 2004 as compared to 2003, which resulted in more stock option exercises by employees.

OBLIGATIONS AND COMMITMENTS

We have a $200.0 million unsecured senior revolving credit facility led by JPMorgan Chase Bank. At March 31, 2004, there were no amounts outstanding under the facility. We are subject to certain customary affirmative, negative and financial covenants under this credit facility, and continued compliance with these covenants preclude us from borrowing the maximum amount of the credit facility from time to time. These covenants are primarily based on financial results and other measures such as contract value. As a result of these covenants, our borrowing availability at March 31, 2004 was $179.4 million. This amount is available to us for borrowing until July 2004 when this credit facility expires. We expect to obtain a revolving credit facility to replace the current facility upon expiration.

We believe that our current cash balances, together with cash anticipated to be provided by operating activities, will be sufficient for our expected short-term and foreseeable long-term cash needs in the ordinary course of business. If we were to require substantial amounts of additional capital to pursue business opportunities that may arise involving substantial investments of additional capital, there can be no assurances that such capital will be available to us or will be available on commercially reasonable terms.

Stock Repurchase Program

On July 17, 2001, our Board of Directors approved the repurchase of up to $75.0 million of Class A and Class B Common Stock. On July 25, 2002, our Board of Directors increased the authorized stock repurchase program from the previously approved $75 million to up to $125 million of its Class A and Class B Common Stock. On July 24, 2003, the Company's Board of Directors authorized an additional increase of $75 million in the stock repurchase program bringing the total authorization to date to $200 million. During the three months ended March 31, 2004, we repurchased 292,925 shares of our Class A Common Stock and 57,900 shares of our Class B Common Stock at an aggregate cost of $4.0 million under this program. On a cumulative basis at March 31, 2004, we have purchased $131.1 million of our stock under this stock repurchase program. We expect to make repurchases from time to time over the next two years through open market purchases, block trades or otherwise. Repurchases are subject to the availability of the stock, prevailing market conditions, the trading price of the stock, and our financial performance. Repurchases will be funded from cash flow from operations and possible borrowings under our existing credit facility.

BUSINESS AND TRENDS

Our quarterly and annual revenue and operating income fluctuate as a result of many factors, including the timing of the execution of research contracts, the extent of completion of consulting engagements, the timing of Symposia and other events, all of which occur to a greater extent in the fourth quarter, as well as the amount of new business generated, the mix of domestic and international business, changes in market demand for our products and services, the timing of the development, introduction and marketing of new products and services, and competition in the industry. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results.

Over the past few years we have seen a decrease in overall technology spending due to the economic environment. In response to the decrease in technology spending we have attempted to constrain spending and have implemented cost reduction programs to reduce workforce and facilities costs. The timing of the cost reductions does not necessarily coincide with the timing of decreases in revenues, but is anticipated to provide future benefit in the form of lower expenses. While we have reduced certain costs, we also plan to maintain a level of spending sufficient for us to be in a strong position to grow as economic conditions continue to improve.

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

Renewal of Research Business by Existing Clients. Some of our success depends on renewals of our subscription-based research products and services, which constituted 59% of our revenues for the first quarter of 2004 and 57% for the first quarter of 2003. These research subscription agreements have terms that generally range from twelve to thirty months. Our ability to maintain contract renewals is subject to numerous factors, including those described in this Quarterly Report. Additionally, as we implement our strategy to realign our business to client needs, we may shift the type and pricing of our products which may impact client renewal rates. While client retention rates were 77% at March 31, 2004 and 74% at March 31, 2003, there can be no guarantee that we will continue to have this level of client renewals. Any material decline in renewal rates could have an adverse impact on our revenues and our financial condition.

Non-Recurring Consulting Engagements. Consulting segment revenues constituted 31% of our revenues for the first quarter of 2004 and 30% for the first quarter of 2003. These consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including those described in this Quarterly Report. Any material decline in our ability to replace consulting arrangements could have an adverse impact on our revenues and our financial condition.

Restructuring, Reorganization and Management Team. Our future success depends, in significant part, upon the continued service and performance of our senior management and other key personnel. We have recently reorganized our business around specific client needs. As part of this reorganization, a number of key management positions have been filled by the promotion of current employees or the hiring of new employees. As part of this reorganization, we have restructured our workforce in order to streamline operations and strengthen key consulting practices. If the reorganization and restructuring of our business do not lead to the results we expect, our ability to effectively deliver our products, manage our company and carry out our business plan may be impaired. On April 29, 2004, our Chairman and Chief Executive Officer, Michael D. Fleisher announced his intention to leave Gartner sometime prior to the end of the year. Accordingly, our Board has formed a search committee, which is looking at both internal and external candidates. Our business may suffer if we encounter delays in hiring a new Chief Executive Officer. In addition, there may be only a limited number of persons with the requisite skills to serve as our Chief Executive Officer and it may become increasingly difficult to hire such a person. If we are unable to hire a Chief Executive Officer, or if we cannot successfully integrate a new Chief Executive Officer into our senior management team, then our ability to effectively deliver our products, manage our company and carry out our business plan may be impaired.

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

Significant Stockholder. Silver Lake Partners, L.P. ("SLP") and its affiliates own approximately 45.4% of our outstanding Class A Common Stock and approximately 35.7% on a combined basis with our outstanding Class B Common Stock as of March 31, 2004. Currently, the owners of our Class A Common Stock are only entitled to vote for two of the ten members of our Board of Directors and vote together with the holders of the Class B Common Stock as a single class on all other matters coming before the stockholders. SLP is restricted from purchasing additional stock without our consent pursuant to the terms of a Securityholders' Agreement. This Securityholders' Agreement also provides that we cannot take certain actions, including acquisitions and sales of stock and/or assets without SLP's consent. While SLP does not hold a majority of our outstanding shares, it may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. SLP's interests may differ from the interests of other stockholders.

Anti-takeover Protections. Provisions of our certificate of incorporation and bylaws and Delaware law may make it difficult for any party to acquire control of us in a transaction not approved by the requisite number of directors. These provisions include:

      -     The presence of a classified board of directors;

      - The existence of two classes of common stock with our Class B Common Stock having the ability to elect 80% of our Board of Directors;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2004, we have limited exposure to market risk for changes in interest rates since our long-term debt was converted to equity during the fourth quarter of 2003. Additionally, we have no borrowings under our $200.0 million unsecured senior revolving credit facility. Under the revolving credit facility, the interest rate on borrowings is LIBOR plus an additional 100 to 200 basis points based on our debt-to-EBITDA ratio. We believe that an increase or decrease of 10% in the effective interest rate on available borrowings from our senior revolving credit facility, if fully utilized, would not have a material effect on our future results of operations. Each 25 basis point increase or decrease in interest rates would have an approximate $0.5 million annual effect under the revolving credit facility if fully utilized.

Investment Risk

We are exposed to market risk as it relates to changes in the market value of our equity investments. We invest in equity securities of public and private companies directly and through SI I, a wholly-owned affiliate, and SI II, of which we own 34%. SI I and SI II are engaged in making venture capital investments in early to mid-stage IT-based or Internet-enabled companies. As of March 31, 2004, we had investments in equity securities totaling $10.6 million. Unrealized gains and losses were insignificant. These investments are inherently risky as the businesses are typically in early development stages and may never develop. Further, certain of these investments are in publicly traded companies whose shares are subject to significant market price volatility. Adverse changes in market conditions and poor operating results of the underlying investments may result in us incurring additional losses or an inability to recover the original carrying value of our investments. If there were a 100% adverse change in the value of our equity portfolio as of March 31, 2004, this would result in a non-cash impairment charge of $10.6 million. Additionally, we have a commitment to fund an additional $4.0 million of investments with SI II.

Foreign Currency Exchange Risk

We face two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss), net in the stockholders' equity section of the Consolidated Balance Sheets. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the United States dollar. Since the functional currencies of our foreign operations are generally denominated in the local currency of our subsidiaries, the foreign currency translation adjustments are reflected as a component of stockholders' equity and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in results of operations

From time to time we enter into foreign currency forward contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. At March 31, 2004, we had one foreign currency forward contract outstanding. Foreign currency forward contracts are reflected at fair value with gains and losses recorded currently in earnings.

The following table presents information about our foreign currency forward contract outstanding as of March 31, 2004, expressed in U.S. dollar equivalents.

                                                                 Forward
Currency                                      Contract           Exchange          Unrealized
Purchased            Currency Sold             Amount              Rate               Loss          Expiration Date
---------            -------------            --------           --------          ----------       ---------------
Euros                U.S. Dollars             $  3,300             1.2391          $       15        April 23, 2004

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

Management conducted an evaluation, as of March 31, 2004, of the effectiveness and design of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Act.

In addition, there have been no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(e) Below is a summary of stock repurchases for the quarter ended March 31, 2004. See Note 8 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

                                                                                                           Maximum
                       Class A Common Stock             Class B Common Stock           Shares          Value of Shares
                     --------------------------      --------------------------       Purchased         that may yet
                       Total          Average          Total          Average           Under           be Purchased
                      Shares         Price Paid        Shares        Price Paid       Announced          Under Plan
                     Purchased       per Share       Purchased       per Share          Plan           (in thousands)
                     ---------       ----------      ---------       ----------       ---------        ---------------
January 2004           292,925       $    11.45         57,900       $    11.15         350,825
February 2004                -                -              -                -               -
March 2004                   -                -              -                -               -
                     ---------       ----------      ---------       ----------       ---------        ---------------
Total quarter          292,925       $    11.45         57,900       $    11.15         350,825        $        68,868
                     =========       ==========      =========       ==========       =========        ===============

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

EXHIBIT
NUMBER                              DESCRIPTION OF DOCUMENT
------                              -----------------------
3.2           Amended Bylaws, as amended through February 3, 2004.

4.4e Amendment No. 6 to the Amended and Restated Credit Agreement dated as of March 31, 2004

10.11a Amendment to Employment Agreement between Michael D. Fleisher and the Company dated as of April 29, 2004

31.1 Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32            Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      The Company filed a Report on Form 8-K dated February 5, 2004 to furnish the Company's press release issued February 5, 2004, with respect to financial results for Gartner, Inc. for the quarter and year ended December 31, 2003.

Items 1, 3, 4, and 5 of Part II are not applicable and have been omitted.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Gartner, Inc.

Date May 4, 2004                                  /s/ Christopher Lafond
                                                  --------------------------
                                                  Christopher Lafond
                                                  Executive Vice President
                                                  and Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)