Form 10-Q
period 2004-06-30
GARTNER INC
filed 2004-08-03
CIK 749251

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

         The number of shares outstanding of the Registrant's capital stock as of July 26, 2004 was 105,950,856 shares of Class A Common Stock and 28,118,443 shares of Class B Common Stock.

                                TABLE OF CONTENTS

                                                                                           Page
PART I                   FINANCIAL INFORMATION

     ITEM 1:             FINANCIAL STATEMENTS

                         Condensed Consolidated Balance Sheets at June 30, 2004 and
                           December 31, 2003                                                 3

                         Condensed Consolidated Statements of Operations for the
                           Three and Six Months Ended June 30, 2004 and 2003                 4

                         Condensed Consolidated Statements of Cash Flows for the
                           Six Months Ended June 30, 2004 and 2003                           5

                         Notes to Condensed Consolidated Financial Statements                6

     ITEM 2:             MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 14

     ITEM 3:             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                           MARKET RISK                                                      29

     ITEM 4:             CONTROLS AND PROCEDURES                                            30

PART II                  OTHER INFORMATION

     ITEM 2:             CHANGES IN SECURITIES AND USE OF PROCEEDS                          31

     ITEM 6:             EXHIBITS AND REPORTS ON FORM 8-K                                   32

PART I                   FINANCIAL INFORMATION
ITEM 1.                  FINANCIAL STATEMENTS

                                  GARTNER, INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                        June 30,   December 31,
                                                         2004         2003
                                                      -----------  ------------
                                                      (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                          $ 290,997    $ 229,962
   Fees receivable, net                                 214,086      266,122
   Deferred commissions                                  25,720       27,751
   Prepaid expenses and other current assets             24,845       25,642
                                                      ---------    ---------
Total current assets                                    555,648      549,477
Property, equipment and leasehold improvements, net      61,388       66,541
Goodwill                                                229,555      230,387
Intangible assets, net                                      594          985
Other assets                                             68,052       69,874
                                                      ---------    ---------
TOTAL ASSETS                                          $ 915,237    $ 917,264
                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities           $ 144,141    $ 175,609
   Deferred revenues                                    295,109      315,524
                                                      ---------    ---------
Total current liabilities                               439,250      491,133
Other liabilities                                        50,239       50,385
                                                      ---------    ---------
TOTAL LIABILITIES                                       489,489      541,518

STOCKHOLDERS' EQUITY
   Preferred stock                                            -            -
   Common stock                                              74           72
   Additional paid-in capital                           449,070      408,504
   Unearned compensation, net                            (3,471)      (1,846)
   Accumulated other comprehensive income, net            2,724        1,530
   Accumulated earnings                                 185,428      173,936
   Treasury stock, at cost                             (208,077)    (206,450)
                                                      ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                              425,748      375,746
                                                      ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 915,237    $ 917,264
                                                      =========    =========

 See the accompanying notes to the condensed consolidated financial statements.

                                  GARTNER, INC.
                 Condensed Consolidated Statements of Operations
               (Unaudited, in thousands, except per share amounts)

                                                Three Months Ended         Six Months Ended
                                                     June 30,                  June 30,
                                                2004          2003        2004          2003
                                              ---------    ---------    ---------    ---------
Revenues:
   Research                                   $ 118,966    $ 117,793    $ 241,208    $ 233,517
   Consulting                                    67,609       66,525      132,235      128,304
   Events                                        37,211       25,292       55,382       48,801
   Other                                          4,071        3,708        7,699        6,978
                                              ---------    ---------    ---------    ---------
Total revenues                                  227,857      213,318      436,524      417,600
Costs and expenses:
   Cost of services and product development     114,386      103,440      209,862      205,773
   Selling, general and administrative           81,588       80,730      169,222      164,234
   Depreciation                                   6,844        8,964       14,781       18,789
   Amortization of intangibles and goodwill
   impairments                                      190          338        1,126          743
   Other charges                                  9,063           --       19,576        5,426
                                              ---------    ---------    ---------    ---------
Total costs and expenses                        212,071      193,472      414,567      394,965
                                              ---------    ---------    ---------    ---------
Operating income                                 15,786       19,846       21,957       22,635
Income from investments                              19        5,491           39        5,522
Interest income (expense), net                      370       (5,542)         615      (11,154)
Other (expense) income, net                        (323)         (39)      (3,436)         496
                                              ---------    ---------    ---------    ---------
Income before income taxes                       15,852       19,756       19,175       17,499
Provision for income taxes                        4,824        6,902        7,683        6,157
                                              ---------    ---------    ---------    ---------
Net income                                    $  11,028    $  12,854    $  11,492    $  11,342
                                              =========    =========    =========    =========
Income per common share:
   Basic                                      $    0.08    $    0.16    $    0.09    $    0.14
   Diluted                                    $    0.08    $    0.13    $    0.09    $    0.14

Weighted average shares outstanding:
   Basic                                        132,129       79,234      131,183       79,863
   Diluted                                      135,335      127,959      134,242      128,260

 See the accompanying notes to the condensed consolidated financial statements.

                                  GARTNER, INC.
                 Condensed Consolidated Statements of Cash Flows
                            (Unaudited, in thousands)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                                   2004          2003
                                                                                 ---------    ---------
OPERATING ACTIVITIES:
Net income                                                                       $  11,492    $  11,342
Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization, including goodwill impairments                    15,907       19,532
   Non-cash compensation                                                             1,198          511
   Tax benefit associated with employees' exercise of stock options                  4,377            -
   Deferred taxes                                                                      408           68
   Gain from investments                                                               (39)      (5,522)
   Accretion of interest and amortization of debt issue costs                          602       11,781
   Non-cash charges associated with South America closings                           2,943            -
Changes in assets and liabilities:
   Fees receivable, net                                                             50,141       64,051
   Deferred commissions                                                              1,896        3,345
   Prepaid expenses and other current assets                                           523        5,089
   Other assets                                                                        366       (1,543)
   Deferred revenues                                                               (17,720)     (26,314)
   Accounts payable and accrued liabilities                                        (30,787)      (4,166)
                                                                                 ---------    ---------
CASH PROVIDED BY OPERATING ACTIVITIES                                               41,307       78,174
                                                                                 ---------    ---------
INVESTING ACTIVITIES:
Proceeds from insurance recovery                                                         -        5,464
Investments                                                                              -       (1,500)
Additions to property, equipment and leasehold improvements                         (9,197)      (9,765)
                                                                                 ---------    ---------
CASH USED IN INVESTING ACTIVITIES                                                   (9,197)      (5,801)
                                                                                 ---------    ---------
FINANCING ACTIVITIES:
Proceeds from stock issued for stock plans                                          37,852        2,575
Payments for debt issuance costs                                                         -         (220)
Purchases of treasury stock                                                         (6,113)     (23,504)
                                                                                 ---------    ---------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     31,739      (21,149)
                                                                                 ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                           63,849       51,224
EFFECTS OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                              (2,814)       5,804
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     229,962      109,657
                                                                                 ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 290,997    $ 166,685
                                                                                 =========    =========

 See the accompanying notes to the condensed consolidated financial statements.

                                  GARTNER, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in our Annual Report on Form 10-K for the year ended December 31, 2003. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management's knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2004 may not be indicative of the results of operations for the remainder of 2004. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Comprehensive Income

The components of comprehensive income for the three and six months ended June 30, 2004 and 2003 are as follows (in thousands):

                                                              Three Months Ended      Six Months Ended
                                                                    June 30,               June 30,
                                                               2004         2003        2004        2003
                                                             ---------    --------    --------    --------
Net income                                                   $  11,028    $ 12,854    $ 11,492    $ 11,342
Other comprehensive (loss) income:
   Foreign currency translation adjustments                     (1,671)      5,756      (1,775)      5,955
   Reclassification adjustment of foreign currency
    translation adjustments to net income upon closing
    of foreign operations                                            -           -       2,943           -
   Net unrealized (losses) gain on investments, net of tax          (2)        (11)         26          (7)
                                                             ---------    --------    --------    --------
Other comprehensive (loss) income                               (1,673)      5,745       1,194       5,948
                                                             ---------    --------    --------    --------
Comprehensive income                                         $   9,355    $ 18,599    $ 12,686    $ 17,290
                                                             =========    ========    ========    ========

The balance of unrealized holding losses on investments, net of tax, at June 30, 2004 was immaterial. During the six months ended June 30, 2004, we reclassified $2.9 million of accumulated translation adjustments associated with certain operations in South America into net income as a result of our closure of operations. The reclassification adjustment was recorded as a loss within Other (expense) income, net.

Note 3 - Computations of Income per Share of Common Stock

The following table sets forth the reconciliation of the basic and diluted income per share (in thousands, except per share data):

                                                                      Three Months Ended                Six Months Ended
                                                                           June 30,                         June 30,
                                                                       2004           2003             2004            2003
                                                                    ----------     ----------       ----------      ----------
NUMERATOR:
Net income used for calculating basic income per share              $   11,028     $   12,854       $   11,492      $   11,342
After-tax interest on convertible long-term debt                             -          3,323                -           6,567
                                                                    ----------     ----------       ----------      ----------
Income used for calculating diluted income per share                $   11,028     $   16,177       $   11,492      $   17,909
                                                                    ==========     ==========       ==========      ==========

DENOMINATOR:
Weighted average number of common shares used in
    the calculation of basic income per share                          132,129         79,234          131,183          79,863
      Common stock equivalents associated with stock
         compensation plans                                              3,206            413            3,059             440
      Weighted average number of shares associated
         with convertible long-term debt                                     -         48,312                -          47,957
                                                                    ----------     ----------       ----------      ----------
Shares used in the calculation of diluted income per share             135,335        127,959          134,242         128,260
                                                                    ==========     ==========       ==========      ==========

Basic income per share                                              $     0.08     $     0.16       $     0.09      $     0.14
                                                                    ==========     ==========       ==========      ==========
Diluted income per share                                            $     0.08     $     0.13       $     0.09      $     0.14
                                                                    ==========     ==========       ==========      ==========

For the three and six months ended June 30, 2004 and 2003, unvested restricted stock awards were not included in the computation of diluted income per share because the effect would have been anti-dilutive. For the three months ended June 30, 2004 and 2003, options to purchase 11.2 million and 31.9 million shares, respectively, of Class A Common Stock of the Company were not included in the computation of diluted income per share because the effect would have been anti-dilutive. For the six months ended June 30, 2004 and 2003, options to purchase 11.4 million and 32.2 million shares, respectively, of Class A Common Stock of the Company were not included in the computation of diluted income per share because the effect would have been anti-dilutive.

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

If compensation for employee options had been determined based on SFAS 123, the Company's pro forma net income, and pro forma income per share would have been as follows (in thousands, except per share data):

                                                              Three Months Ended                  Six Months Ended
                                                                    June 30,                           June 30,
                                                              2004            2003               2004            2003
                                                          -----------      -----------       -----------      -----------
Net income as reported                                    $    11,028      $    12,854       $    11,492      $    11,342
      Add: Stock-based compensation expense
         included in net income as reported                       464              169               779              332
      Deduct: Pro forma employee stock-based
          compensation cost, net of tax                        (2,727)          (3,603)           (5,217)          (9,300)
                                                          -----------      -----------       -----------      -----------
Pro forma income                                          $     8,765      $     9,420       $     7,054      $     2,374
                                                          ===========      ===========       ===========      ===========

Basic income per share:
      As reported                                         $      0.08      $      0.16       $      0.09      $      0.14
      Pro forma                                           $      0.07      $      0.12       $      0.05      $      0.03

Diluted income per share:
      As reported                                         $      0.08      $      0.13       $      0.09      $      0.14
      Pro forma                                           $      0.06      $      0.10       $      0.05      $      0.03

The fair value of the Company's stock plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                        Three Months Ended                  Six Months Ended
                                             June 30,                            June 30,
                                       2004             2003              2004             2003
                                      ------           -----              ----             ----
Expected dividend yield                   0%              0%                 0%              0%
Expected stock price volatility          42%             41%                42%             43%
Risk-free interest rate                 3.1%            1.7%               3.0%            1.9%
Expected life in years                  3.7             3.4                3.7             3.4

The weighted average fair values of our stock options granted during the three months ended June 30, 2004 and 2003 were $4.35, $2.46. The weighted average fair values of our stock options granted during the six months ended June 30, 2004 and 2003 were $4.27 and $2.50, respectively.

Note 5 - Segment Information

The Company manages its business in three reportable segments organized on the basis of differences in its products and services: Research, Consulting, and Events. Research consists primarily of subscription-based research products. Consulting consists primarily of consulting and measurement engagements. Events consist of various symposia, expositions and conferences.

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

                                          Research         Consulting           Events            Other         Consolidated
                                          --------         ----------          --------          -------        ------------
      THREE MONTHS ENDED
       JUNE 30, 2004:
Revenues                                   $118,966          $ 67,609          $ 37,211          $ 4,071          $ 227,857
Gross Contribution                           73,004            24,835            16,858            3,614            118,311
Corporate and other expenses                                                                                       (102,525)
                                                                                                                  ---------
Operating income                                                                                                  $  15,786
                                                                                                                  =========

      THREE MONTHS ENDED
       JUNE 30, 2003:
Revenues                                   $117,793          $ 66,525          $ 25,292          $ 3,708          $ 213,318
Gross Contribution                           75,401            22,743            10,532            2,592            111,268
Corporate and other expenses                                                                                        (91,422)
                                                                                                                  ---------
Operating income                                                                                                  $  19,846
                                                                                                                  =========

      SIX MONTHS ENDED
       JUNE 30, 2004:
Revenues                                   $241,208          $132,235          $ 55,382          $ 7,699          $ 436,524
Gross Contribution                          152,031            50,079            23,965            6,771            232,846
Corporate and other expenses                                                                                       (210,889)
                                                                                                                  ---------
Operating income                                                                                                  $  21,957
                                                                                                                  =========

      SIX MONTHS ENDED
       JUNE 30, 2003:
Revenues                                   $233,517          $128,304          $ 48,801          $ 6,978          $ 417,600
Gross Contribution                          149,051            43,628            18,932            4,960            216,571
Corporate and other expenses                                                                                       (193,936)
                                                                                                                  ---------
Operating income                                                                                                  $  22,635
                                                                                                                  =========

Note 6 - Goodwill and Intangible Assets

The changes in the carrying amount of goodwill, by reporting segment, for the six months ended June 30, 2004 are as follows:

                                          Balance                                       Currency                Balance
                                       December 31,                                    Translation             June 30,
                                           2003                Impairments             Adjustments               2004
                                      ---------------        ---------------         ---------------        ---------------
Research                              $       128,896        $             -         $          (400)       $       128,496
Consulting                                     68,803                   (739)                    307                 68,371
Events                                         30,606                      -                       -                 30,606
Other                                           2,082                      -                       -                  2,082
                                      ---------------        ---------------         ---------------        ---------------
Total goodwill                        $       230,387        $          (739)        $           (93)       $       229,555
                                      ===============        ===============         ===============        ===============

During the first quarter of 2004, we recorded a $0.7 million impairment loss for goodwill recorded for certain operations in South America as a result of our decision to close those operations.

The following table presents the Company's intangible assets subject to amortization (in thousands):

                                                                                         June 30,             December 31,
                                                                                           2004                   2003
                                                                                     --------------          --------------
Non-compete agreements:
   Gross cost                                                                        $       13,155          $       13,257
   Accumulated amortization                                                                 (12,808)                (12,599)
                                                                                     --------------          --------------
Non-compete agreements, net                                                                     347                     658
Trademarks and tradenames:
   Gross cost                                                                                 1,808                   1,811
   Accumulated amortization                                                                  (1,561)                 (1,484)
                                                                                     --------------          --------------
Trademarks and tradenames, net                                                                  247                     327
                                                                                     --------------          --------------
Intangible assets, net                                                               $          594          $          985
                                                                                     ==============          ==============

Aggregate amortization expense for the three month period ended June 30, 2004 and 2003 was $0.2 million and $0.3 million, respectively. Aggregate amortization expense for the six month period ended June 30, 2004 and 2003 was $0.4 million and $0.7 million, respectively. The estimated future amortization expense of purchased intangibles is as follows (in thousands):

2004 (remaining six months)      $ 294
2005                               229
2006                                60
2007                                10
2008                                 1
                                 -----
                                 $ 594
                                 =====

Note 7 - Other Charges

On April 29, 2004, Michael Fleisher, our Chairman and CEO, announced his intention to leave Gartner sometime prior to the end of 2004. In conjunction with his departure, Mr. Fleisher entered into an amendment to his employment agreement pursuant to which he has agreed that he will continue to serve in the capacity of Chief Executive Officer for up to six months. In satisfaction of existing obligations under his original employment agreement and in consideration of his assistance during this transition period, the Board of Directors agreed that Mr. Fleisher will receive: (a) payments totaling $4.3 million, which includes his 2003 bonus and compensation in respect of the transition period; (b) at our cost, group health benefits pursuant to our standard programs for himself, his spouse and any children for two years or until he obtains other employment, if that occurs sooner; and (c) reasonable office support for one year, or until he obtains other employment, if that occurs sooner. The majority of these costs, excluding compensation during the transition period, have been recognized during the second quarter of 2004 as an expense within Other charges.

In addition, in accordance with his previously existing employment agreement with regards to equity arrangements, Mr. Fleisher will receive (a) acceleration in full of vesting of all equity arrangements subject to vesting and granted prior to October 1, 2002; (b) continued vesting until October 29, 2006 of all outstanding equity awards granted on or after October 1, 2002; and (c) the ability to exercise all equity arrangements granted after October 1, 2001 until October 29, 2007 and all equity arrangements granted on or prior to October 1, 2001 until October 29, 2005. The Company recorded a non-cash charge of $0.4 million related to the acceleration of equity arrangements in the second quarter of 2004.

During the second quarter of 2004, the Company recorded other charges of $9.1 million, which included a majority of the costs noted above, as well as costs associated with the realignment of the Company's workforce. This workforce realignment resulted in the termination of an additional 30 employees during the second quarter of 2004.

During the first quarter of 2004, the Company recorded other charges of $10.5 million, of which $10.4 million was associated with the realignment of our workforce and $0.1 million was associated with costs to close certain operations in South America. The workforce realignment portion of the charge is for costs for employee severance payments and related benefits. This workforce realignment was a continuation of the action plan initiated during the fourth quarter of 2003 and resulted in the termination of 132 employees during the first quarter of 2004.

During the first quarter of 2003, the Company recorded other charges of $5.4 million associated with workforce reductions. The charge related to costs associated with employee termination severance payments and related benefits. This workforce reduction resulted in the termination of 92 employees during the three months ended March 31, 2003.

The following table summarizes the activity related to the liability for the restructuring and other severance programs recorded as other charges (in thousands):

                                                         Workforce           Excess
                                                         Reduction         Facilities
                                                           Costs              Costs              Other                Total
                                                        -----------        -----------        -----------         -----------
Accrued Liability at December 31, 2002                       11,723             15,936                  -              27,659
Charges during six months ended
June 30, 2003                                                 5,426                  -                  -               5,426
Payments                                                    (12,627)            (3,882)                 -             (16,509)
                                                        -----------        -----------        -----------         -----------
Accrued Liability at June 30, 2003                            4,522             12,054                  -              16,576
Charges during remainder of 2003                             14,574              9,716                  -              24,290
Non-cash charges                                               (123)                 -                  -                (123)
Payments                                                     (6,157)            (2,611)                 -              (8,768)
                                                        -----------        -----------        -----------         -----------
Accrued Liability at December 31, 2003                       12,816             19,159                  -              31,975
Charges during six months ended
June 30, 2004                                                19,473                  -                103              19,576
Non-cash charges                                               (496)                 -                (66)               (562)
Payments                                                    (20,840)            (2,663)               (37)            (23,540)
                                                        -----------        -----------        -----------         -----------
Accrued Liability at June 30, 2004                      $    10,953        $    16,496        $         -         $    27,449
                                                        ===========        ===========        ===========         ===========

The non-cash charges for workforce reductions result from the establishment of a new measurement date for certain equity compensation arrangements upon the modification of the terms of the related agreement. The accrued severance of $11.0 million at June 30, 2004 is expected to be paid by March 31, 2005. We will fund these costs from existing cash.

Note 8 - Stock Programs

Tender Offer

On June 22, 2004, we initiated a "Dutch Auction Tender Offer" to repurchase approximately 11.3 million of our Class A Common Stock and approximately 5.5 million shares of our Class B Common Stock, with the price for each Class to be between $12.50 and $13.50 per share. Additionally, the Company announced that it would repurchase approximately 9.2 million shares of Class A Common Stock from Silver Lake Partners at the same price per Class A Share as is paid in the tender offer. In the event the tender offer is undersubscribed, Silver Lake Partners will sell additional Class A Shares to the Company up to an aggregate maximum of 12.0 million shares. Upon the closing of this purchase, which is scheduled to occur eleven business days following completion of the tender offer, Silver Lake Partners' percentage of ownership interest in our outstanding shares will be approximately equal to or below its current level, depending of the level of stockholder participation in the tender offer.

If we purchase the maximum number of shares of each Class, the total cost will be between $210 million and $227 million, or between $325 million and $351 million including the repurchase of shares from Silver Lake Partners.

Stock Repurchase Program

On July 17, 2001, the Board of Directors approved the repurchase of up to $75 million of our Common Stock. On July 25, 2002, the Board of Directors increased the authorized stock repurchase program from the previously approved $75 million to up to $125 million of our Common Stock. On July 24, 2003, the Board of Directors authorized an additional increase of $75 million in the stock repurchase program bringing the total authorization to $200 million. During the six months ended June 30, 2004, the Company repurchased 413,225 shares of its Class A Common Stock and 114,600 shares of its Class B Common Stock at an aggregate cost of $6.1 million under this program. On a cumulative basis at June 30, 2004, the Company has purchased $133.2 million of our Common Stock under this program. In conjunction with the tender offer, the Board of Directors terminated this Stock Repurchase Program during June 2004.

Restricted Stock Award

During the first quarter of 2004, we awarded 175,000 shares of restricted stock on which the restrictions will lapse after a three-year period in the event that certain revenue and earnings metrics are achieved. During the second quarter of 2004, we awarded 33,000 shares of restricted stock on which the restrictions lapse ratably over a three-year period.

Note 9 - Contingencies

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. The Company believes the outcome of all current proceedings, claims and litigation will not have a material effect on our financial position or results of operations when resolved in future periods.

The Company has various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business. We customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification provisions due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of June 30, 2004, the Company is not aware of any indemnification agreements that would require material payments.

Note 10 - Subsequent Event

On July 23, 2004, the Company announced that the Board of Directors named Eugene Hall as Chief Executive Officer. Mr. Hall will succeed Michael Fleisher, who had previously announced his intention to depart as Gartner's chairman and chief executive officer after a transition period. Additionally, James C. Smith, a current member of the Company's Board of Directors, has been appointed non-executive Chairman of the Board.

In connection with the Tender Offer discussed in Note 8, we received a $75.0 million bridge loan from JPMorgan Chase Bank on July 30, 2004. We intend to pay off the bridge loan in full upon the signing of a 225.0 million credit agreement with a syndicate of lenders. The agreement, expected to be entered into in August, will provide for a five year $125.0 million term A loan facility and a five year $100 million revolving credit facility. The facilities will bear interest equal to LIBOR plus an applicable margin which will vary based on specified leverage ratios. The term A loan facility will be payable in equal quarterly installment over a five year period. The credit facilities are subject to mandatory prepayments from a portion of proceeds from assets sale and proceeds from certain future debt issuances. The credit agreement includes customary affirmative, negative and financial covenants primarily based on our financial results and other measures such as contract value. We believe that our ability to draw down the full amount available under the facilities will not be restricted by these covenants on the date we sign them. The facilities also include commitment fees on the unused portion of the revolving credit facility not subject to letters of credit.

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

We have recently begun to undertake a plan to ensure that our business units are closely aligned with client need and market opportunity. As part of that process, we have begun to reorganize our business in to three distinct business units:

- GARTNER INTELLIGENCE delivers content and advice to IT professionals, technology vendors and investors through vehicles such as Research, Events and SAS.

- GARTNER EXECUTIVE PROGRAMS offers membership and peer-networking services for chief information officers (CIOs) and other key executives, through offerings such as our EXP membership program.

- GARTNER CONSULTING focuses on customized engagements that allow CIOs and their counterparts to apply Gartner's knowledge to their specific business situations, with an emphasis on areas such as outsourcing and IT management.

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

BUSINESS SEGMENT                           BUSINESS MEASUREMENTS
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

EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION

Technology spending has decreased steadily over the past few years. As a result, sales of our IT related research have declined as well. During this period, we have been focused on stabilizing and then growing revenue in our core Research business. This continued focus began to yield the desired outcome during the latter half of 2003. We ended the latter half of 2003 with two consecutive quarters of sequential increases in contract value after seven consecutive quarters of sequentially decreasing contract value. Contract value increased sequentially again in the first quarter of 2004, but decreased slightly during the second quarter of 2004. However, contract value increased 4% on a year-over-year comparison. Our research client retention rates maintained the strong rate of 78% from December 2003 during the second quarter of 2004. We believe the technology market is showing signs of a recovery, and that the realignment of our business units discussed previously will help us grow during this expected recovery.

Our Consulting business ended 2003 with a positive trend, showing two consecutive quarters of sequential increases in backlog after five consecutive quarters of sequential decreases. As we noted in our Annual Report on Form 10-K, we have been exiting certain less profitable consulting practices and geographies as part of the realignment previously discussed. Due to this plan of exiting certain practices and geographies, consulting backlog decreased to $92 million at March 31, 2004 from $100 million at December 31, 2003, but backlog has quickly recovered to $98 million at June 30, 2004 as business has ramped up in our areas of focus. We also mentioned in our Annual Report on Form 10-K that we expect this realignment to address our sub-optimal utilization rates and our lack of scale in some regions. During the second quarter of 2004, our consultant utilization rates increased to approximately 66% as compared to approximately 55% and 54% during the second and fourth quarter of 2003, respectively.

Our Events business continues to deliver strong results, particularly in an environment where few competitors have survived. Our emphasis on managing the Events portfolio to retain our long-time successful events and introduce promising new events has resulted in improved revenue performance. During the second quarter of 2004, revenues from events that were held in the same quarter last year increased approximately 31%. Revenues recognized during the first six months of 2004 were higher than the prior year period despite hosting 12% or four fewer events than during the first six months of 2003 due to increased participation.

During the fourth quarter of 2003, we made an important change to our capital structure. Our 6% convertible notes were converted into Class A Common Stock. This eliminated all of our outstanding debt, and the related interest expense. We ended the second quarter of 2004 with $426 million of stockholders' equity. In addition, our cash increased from $230 million at December 31, 2003 to $291 million at June 30, 2004.

During the second quarter of 2004, we initiated another important change to our capital structure. We commenced a Dutch auction self-tender offer for up to 11,298,630 shares of our Class A Common Stock and up to 5,505,305 shares of our Class B Common Stock with the price for each Class to be between $12.50 to $13.50 per share. If we purchase the maximum number of shares of each Class, the total purchase price will be between approximately $210 Million and $227 Million. We also entered into an agreement with Silver Lake Partners, L.P. and certain of its affiliates ("Silver Lake"), which collectively own approximately 44.4% of Gartner's Class A Common Stock and are affiliated with two members of our Board of Directors, to purchase from Silver Lake approximately 9.2 million shares of Class A Common Stock, subject to adjustment if the number of Class A Shares sought in the tender offer is increased or decreased. Additionally, if the tender offer for the shares of Class A Common Stock is not fully subscribed, then the number of shares of Class A Common Stock purchased from Silver Lake will be increased by that number of Class A Shares equal to the difference between the number of Class A Shares sought in the tender offer and the actual number of Class A Shares tendered and accepted for payment in the tender offer (provided that in no event will more than 12 million Class A Shares be purchased from Silver
Lake). The purchase of shares from Silver Lake will be at the same price per Class A Share as is paid in the tender offer. Silver Lake has also agreed not to tender any of its shares in the tender offer. If the maximum number of shares are purchased as a result of the tender offer and this agreement, the total purchase price will be between approximately $325 million and $351 million.

We believe that the tender offer is a prudent use of our financial resources given our business profile and assets, and we believe that investing in our own shares is an attractive use of capital and an efficient means to provide value to our stockholders. As of June 30, 2004, we had no debt. In connection with the tender offer and the Silver Lake agreement, we plan to incur approximately $200 million of non-convertible debt and use up to approximately $150 million of our cash on hand. We anticipate that we will have adequate cash generating capacity and no immediate need for the accumulation of cash, and expect that our current cash balances, anticipated cash flows from operations and borrowing capacity exceed our capital requirements for normal operations, capital expenditures and acquisitions and other opportunities for growth that may arise. We believe the tender offer, if completed, will be accretive to currently projected earnings per share, although there can be no assurance of this.

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

The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that have a 30-day cancellation clause, but have not produced material cancellations to date. It is our policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue, since the contract represents a legally enforceable claim. For those government contracts that permit termination, the Company bills the client the full amount billable under the contract but only records a receivable equal to the earned portion of the contract. In addition, the Company only records deferred revenue on these government contracts when cash is received. Deferred revenues attributable to government contracts were $35.0 million and $38.6 million at June 30, 2004 and December 31, 2003, respectively. In addition, at June 30, 2004 and December 31, 2003, the Company had not recognized uncollected receivables or deferred revenues, relating to government contracts that permit termination, of $4.4 million and $6.6 million, respectively.

UNCOLLECTIBLE FEES RECEIVABLE - Provisions for bad debts are recognized as incurred. The measurement of likely and probable losses and the allowance for uncollectible fees receivable is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires material estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of fees receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients' liquidity and credit quality, other factors negatively impacting our clients' ability to pay their obligations as they come due, and the effectiveness of our collection efforts. Total trade receivables at June 30, 2004 were $223.1 million, offset by an allowance for losses of approximately $9.0 million. Total trade receivables at December 31, 2003 were $275.1 million, offset by an allowance for losses of approximately $9.0 million.

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

IMPAIRMENT OF INVESTMENT SECURITIES - A charge to earnings is made when a market decline below cost is other than temporary. Management regularly reviews each investment security for impairment based on criteria that include: the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, the valuation of comparable companies, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. Total investments in equity securities were $10.3 million and $10.9 million at June 30, 2004 and December 31, 2003, respectively.

RESULTS OF OPERATIONS

OVERALL RESULTS

TOTAL REVENUES increased 7% in the second quarter of 2004 to $227.9 million compared to $213.3 million for the second quarter of 2003 and increased 5% when comparing the first six months of 2004 to the first six months of 2003. Revenues for the second quarter of 2004 benefited partially by the timing of events as several events held in the first quarter of 2003 were held in the second quarter of 2004, including the attendee portion of our Spring Symposium in North America, which was completed in the second quarter of 2004. The effects of foreign currency translation had approximately a 2% positive effect on revenues for the second quarter and a 3% positive effect on revenues on a year-to-date basis. Please refer to the section of this MD&A entitled "Segment Results" for a further discussion of revenues by segment.

COST OF SERVICES AND PRODUCT DEVELOPMENT increased $10.9 million, or 11%, to $114.4 million in the second quarter of 2004 from $103.4 million in the second quarter of 2003 and increased 2% when comparing the first six months of 2004 with the first six months of 2003. Excluding the effects of foreign currency translation, cost of services and product development would have increased by approximately 7% during the second quarter and would have decreased 2% during the first six months of 2004 as compared to the first six months of 2003. The increase in cost of services and product development on a year-to-date basis resulted primarily from increased investment in our Research business. The increase in cost of services and product development during the second quarter was caused primarily by the timing of events, most significantly the attendee portion of Spring Symposium which occurred during the second quarter of 2004 as compared to the first quarter in 2003. Additionally, cost of services and product development during 2004 benefited by the reversal, $1.7 million during the second quarter and $3.5 million during the first six months, of prior years' discretionary incentive compensation programs. As a percentage of sales, cost of services and product development increased to 50% during the second quarter of 2004 from 48% during the second quarter of 2003 as a result of the shift in our Events delivery calendar. For the first six months of 2004, cost of services and product development as a percentage of sales decreased to 48% from 49% in 2003 primarily due to improved Consulting margins in 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $0.9 million, or 1%, to $81.6 million in the second quarter of 2004 from $80.7 million in the second quarter of 2003. SG&A increased 3% when comparing the first six months of 2004 to the first six months of 2003. These increases were primarily due to the effects of foreign currency translation. Excluding the effects of foreign currency translation, SG&A expenses would have decreased 2% for the second quarter of 2004 compared to the second quarter of 2003 and would have decreased 1% for the first six months of 2004 compared to the first six months of 2003. During the second quarter and first six months of 2004, SG&A expenses benefited by the reversal of $2.6 million and $3.3 million, respectively, of prior year's discretionary incentive compensation programs. Additionally, the Company reduced its allowance for doubtful accounts by $1.5 million in the second quarter of 2004 as a result of increased collections and a decline in write-offs.

DEPRECIATION EXPENSE for the second quarter of 2004 decreased 24% to $6.8 million, compared to $9.0 million for the second quarter of 2003 and decreased 21% when comparing the first six months of 2004 to the first six months of 2003. The decrease was due to a reduction in capital spending during 2002 and 2003 relative to the capital spending in 2000 and 2001.

AMORTIZATION OF INTANGIBLES AND GOODWILL IMPAIRMENTS of $0.2 million for the second quarter of 2004 decreased from $0.3 million for the second quarter of 2003 due to certain intangible assets having been fully amortized since the second quarter of 2003. Amortization of intangibles and goodwill impairments increased during the first six months of 2004 as compared to the same period in 2003 due to the recognition of impairment of goodwill of $0.7 million associated with certain operations in South America as a result of our decision to close those operations.

OTHER CHARGES of $9.1 million during the second quarter of 2004 includes severance costs associated with the departure of our CEO of $3.8 million, as well as costs associated with the termination of 30 additional employees. The annualized savings from the termination of these 30 employees would be approximately $8.3 million. However, the Company plans to reinvest a significant portion of these savings into improving its products, processes and infrastructure to help drive future growth. During the first quarter of 2004, other charges of $10.5 million were primarily associated with a realignment of our workforce. This workforce realignment was a continuation of the action plan initiated during the fourth quarter of 2003 and has resulted in the termination of 132 employees, or approximately 4% of our workforce, bringing the total terminations to 262 employees associated with the action plan announced in December 2003. Other charges of $5.4 million during the first quarter of 2003 were for costs for employee severance payments and benefits associated with workforce reductions. This workforce reduction resulted in the termination of 92 employees, or approximately 2% of the Company's workforce at the time.

During the first six months of 2004, we recorded charges of $15.6 million related to the realignment of our workforce, excluding costs related to the departure of our Chairman and CEO. The realignment resulted in the termination of 162 employees during the first six months of 2004. The annualized savings from the termination of these employees would be approximately $17.5 million. However, the Company plans to reinvest a significant portion of these savings into improving its products, processes, and infrastructure to help drive future growth.

INTEREST INCOME (EXPENSE), NET was income of $0.4 million during the second quarter of 2004 and $0.6 million during the first six months of 2004 as compared to expense of $5.5 million and $11.2 million, respectively, in 2003. The conversion of our outstanding convertible debt to equity during the fourth quarter of 2003 has substantially eliminated our interest expense.

OTHER (EXPENSE) INCOME, NET for the first six months of 2004 includes the non-cash write-off of $2.9 million of our accumulated foreign currency translation adjustments associated with certain of our operations in South America that we have decided to close. As a result of this decision we were required to reclassify these currency adjustments that have been accumulated within equity to earnings, in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation." Other (expense) income, net for the second quarter of 2004 and the second quarter and first six months of 2003 consists primarily of net foreign currency exchange gains and losses.

PROVISION FOR INCOME TAXES was 30.4% and 34.9% of income before income taxes for the second quarter of 2004 and 2003, respectively. Provision for income taxes was 40.1% and 35.2% during the first six months of 2004 and 2003, respectively. Our projected effective tax rates for full year 2004 is 33%, which is consistent with 2003. The effective tax rate was lower than the projected effective tax rate during the second quarter of 2004 due to a higher tax benefit than the effective tax rate recorded on the severance costs due to the local tax rate where the costs occurred. The effective tax rate was higher than the projected effective tax rate during the first six months of 2004 due to certain expenses, the goodwill impairment and the non-cash write-off of our accumulated foreign currency translation adjustments associated with certain of our operations in South America discussed previously, receiving no tax benefit. The effective tax rate was higher than the projected effective tax rate during 2003 due to the insurance recovery received during 2003.

SEGMENT RESULTS

We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain selling, general and administrative expenses, depreciation, amortization of intangibles and other charges. Gross contribution margin is defined as gross contribution as a percentage of revenues.

Research

Research revenues increased 1% when comparing the second quarters of 2004 and 2003 and increased 3% when comparing the first six months of 2004 and 2003. The increases were due primarily to the positive effects of foreign currency translation.

Research gross contribution of $73.0 million for the second quarter of 2004 decreased 3% from $75.4 million for the second quarter of 2003, while gross contribution margin for the second quarter of 2004 decreased to 61% from 64% in the prior year period. For the six months ended June 30, 2004, gross contribution increased to $152 million, or a 63% contribution margin, from $149.1 million, or a 64% contribution margin. The decrease in gross contribution margin during 2004 was due primarily to continued investments in our people, products and processes required to provide future Research growth.

Research contract value increased 4% to $488.7 million at June 30, 2004 from $468.5 million at June 30, 2003 primarily due to the effects of foreign currency. Client retention rates increased three percentage points to 78% at June 30, 2004 from 75% at June 30, 2003, and wallet retention rates increased to 93% during the second quarter of 2004 from 83% during the second quarter of 2003. The stabilization of contract value and the increase in client and wallet retention rates reflect the beginning stages of what we believe to be an upturn in demand in the technology market.

Consulting

Consulting revenues increased 2% to $67.6 million for the second quarter of 2004 and increased 3% to $132.2 million for the first six months of 2004 as compared to the same periods of 2003. Excluding the effects of foreign currency translation, Consulting revenues would have been relatively consistent in comparing the second quarter of 2004 with 2003 and would have decreased by approximately 1% for the six months of 2004. Consulting revenue has remained relatively stable with the prior year period despite the realignment of our business to exit certain less profitable consulting practices and geographies, which has reduced our billable headcount by approximately 17% during the 2004 periods as compared to the 2003 periods.

Consulting gross contribution of $24.8 million for the second quarter of 2004 increased 9.2% from $22.7 million for the second quarter of 2003, and contribution margin for the second quarter of 2004 increased to 37% from 34% in the prior year quarter. Gross contribution of $50.1 million for the first six months of 2004 increased 15% from $43.6 million for the same period of 2003, with contribution margin for the period increasing to 38% from 34%. The increase in gross contribution margin was driven by higher consultant utilization rates, as we realigned our workforce and reduced headcount, and the increasing demand in focus practice areas.

Consulting backlog, which represents future revenues to be recognized from in-process consulting, measurement and SAS, increased 7% to $97.7 million at June 30, 2004, compared to $91.0 million at June 30, 2003. This increase was primarily due to the increasing demand in focus practice areas.

Events

For the six months ended June 30, 2004, Events revenues increased 13% to $55.4 million compared to $48.8 million for the same period of 2003 despite having 12% or four fewer events due to increased participation. The average revenue per event increased during 2004 due to the strong performance of our recurring events, as well as the addition of new events in 2004 that had higher revenues than the events that were eliminated. Revenues during the first six months of 2004 benefited from the positive effects of foreign currency translation by approximately 3%. The comparison of the second quarter of 2004 with the second quarter of 2003 also benefited from the timing of the attendee portion of Spring Symposium, which was completed during the second quarter of 2004 as compared to the first quarter of 2003.

Gross contribution of $24.0 million, or 43% of revenues, for the first six months of 2004 increased from $18.9 million, or 39% of revenues, for the first six months of 2003. For the second quarter of 2004, Gross contribution of $16.9 million, or 45% of revenues, increased from $10.5 million, or 42% of revenues, for the second quarter of 2003. As we manage our Events portfolio, we have eliminated certain less profitable events during 2004. Also during 2003, we invested more in marketing and promoting our events to maintain our attendance levels during a weaker economy, especially in the technology sector.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $41.3 million for the six months ended June 30, 2004 compared to $78.2 million for the six months ended June 30, 2003. The net decrease in cash flow from operating activities of $36.9 million was due primarily to payments of our 2003 bonuses during 2004. No bonuses were paid during the first half of 2003 as they had previously been paid during the quarter ended December 31, 2002 but are now being paid during the first half of the year as a result of our change in fiscal year that became effective January 1, 2003. Additionally, we paid approximately $8.0 million more in severance during 2004.

Cash used in investing activities increased to $9.2 million during the first six months of 2004 as compared to $5.8 million during the first six months of 2003. Capital expenditures in the first six months of both years were relatively consistent. During the first six months of 2003, we received an insurance recovery of $5.5 million, and we funded $1.5 million of our capital commitment to SI II.

Cash provided by financing activities totaled $31.7 million for the six months ended June 30, 2004, compared to cash used in financing activities of $21.1 million for the six months ended June 30, 2003. We purchased $6.1 million of our common stock for treasury during the first six months of 2004 as compared to $23.5 million during the same period in the prior year. In conjunction with the tender offer, the Board of Directors terminated the stock repurchase program during June 2004. We received proceeds from stock issued for stock plans of $37.9 million during the first six months of 2004 as compared to $2.6 million during the same period in the prior year. This increase is a result of increased stock option exercises by our employees as increases in our stock price caused a significantly higher percentage of our vested stock options to be in the money during the first half of 2004 as compared to 2003.

OBLIGATIONS AND COMMITMENTS

We had a $200.0 million unsecured senior revolving credit facility led by JPMorgan Chase Bank. At June 30, 2004, there were no amounts outstanding under the facility. We were subject to certain customary affirmative, negative and financial covenants under this credit facility, and continued compliance with these covenants precluded us from borrowing the maximum amount of the credit facility from time to time. These covenants were primarily based on financial results and other measures such as contract value. As a result of those covenants, our borrowing availability at June 30, 2004 was $168.0 million. This credit facility expired on July 16, 2004.

During the second quarter of 2004, we initiated a Dutch auction self-tender offer for up to 11,298,630 shares of its Class A Common Stock and up to 5,505,305 shares of its Class B Common Stock with the price for each Class to be between $12.50 to $13.50 per share. If we purchase the maximum number of shares of each Class, the total purchase price will be between approximately $210 Million and $227 Million. We also entered into an agreement with Silver Lake, which collectively own approximately 44.4% of Gartner's Class A Common Stock, to purchase from Silver Lake approximately 9.2 million shares of Class A Common Stock, subject to adjustment if the number of Class A Shares sought in the tender offer is increased or decreased. Additionally, if the tender offer for the shares of Class A Common Stock is not fully subscribed, then the number of shares of Class A Common Stock purchased from Silver Lake will be increased by that number of Class A Shares equal to the difference between the number of Class A Shares sought in the tender offer and the actual number of Class A Shares tendered and accepted for payment in the tender offer (provided that in no event will more than 12 million Class A Shares be purchased from Silver Lake). The purchase of shares from Silver Lake will be at the same price per Class A Share as is paid in the tender offer. Silver Lake has also agreed not to tender any of its shares in the tender offer. If the maximum number of shares are purchased as a result of the tender offer and this agreement, the total purchase price will be between approximately $325 million and $351 million.

In connection with the tender offer, discussed in Note 8, we received a $75.0 million bridge loan from JPMorgan Chase Bank on July 30, 2004. We intend to pay off the bridge loan in full upon the signing of a $225.0 million credit agreement with a syndicate of lenders. The agreement, expected to be entered into in August, will provide for a five year $125.0 million term A loan facility and a five year $100 million revolving credit facility. The facilities will bear interest equal to LIBOR plus an applicable margin which will vary based on specified leverage ratios. The term A loan facility will be payable in equal quarterly installments over a five year period. The credit facilities are subject to mandatory prepayments from a portion of proceeds from assets sale and proceeds from certain future debt issuances. The credit agreement includes customary affirmative, negative and financial covenants primarily based on our financial results and other measures such as contract value. We believe that our ability to draw down the full amount available under the facilities will not be restricted by these covenants on the date that we sign them. The facilities also include commitment fees on the unused portion of the revolving credit facility not subject to letters of credit.

We believe that the tender offer is a prudent use of our financial resources. As of June 30, 2004, we have no debt. However, in connection with the tender offer and the Silver Lake agreement, we plan to incur approximately $200 million of non-convertible debt under the facilities described above and use up to approximately $150 million of our cash on hand. We anticipate that we will have adequate cash generating capacity and no immediate need for the accumulation of cash, and expect that our current cash balances, anticipated cash flows from operations and borrowing capacity exceed our capital requirements for normal operations, capital expenditures and acquisitions and other opportunities for growth that may arise. If we were to require substantial amounts of additional capital to pursue business opportunities that may arise involving substantial investments of additional capital, there can be no assurances that such capital will be available to us or will be available on commercially reasonable terms.

Stock Repurchase Program

On July 17, 2001, the Board of Directors approved the repurchase of up to $75.0 million of our Common Stock. On July 25, 2002, the Board of Directors increased the authorized stock repurchase program from the previously approved $75 million to up to $125 million of our common stock. On July 24, 2003, the Company's Board of Directors authorized an additional increase of $75 million in the stock repurchase program bringing the total authorization to date to $200 million. During the six months ended June 30, 2004, we repurchased 413,225 shares of our Class A Common Stock and 114,600 shares of our Class B Common Stock at an aggregate cost of $6.1 million under this program. On a cumulative basis at June 30, 2004, we have purchased $133.2 million of our stock under this stock repurchase program. In conjunction with the tender offer, the Board of Directors terminated this Stock Repurchase Program during June 2004.

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

Economic Conditions. Our revenues and results of operations are influenced by economic conditions in general and more particularly by business conditions in the IT industry. A general economic downturn or recession, anywhere in the world, could negatively affect demand for our products and services and may substantially reduce existing and potential client information technology-related budgets. The economic downturn in the United States and globally has led to constrained IT spending, which has impacted our business and may materially and adversely affect our business, financial condition and results of operations, including our ability to: maintain client retention, wallet retention and consulting utilization rates, and achieve contract value and consulting backlog. To the extent our clients are in the IT industry, the severe decline in that sector has also had a significant impact on their spending.

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

Renewal of Research Business by Existing Clients. Some of our success depends on renewals of our subscription-based research products and services, which constituted 55% of our revenues for the first six months of 2004 and 56% for the six months of 2003. These research subscription agreements have terms that generally range from twelve to thirty months. Our ability to maintain contract renewals is subject to numerous factors, including those described in this Quarterly Report. Additionally, as we implement our strategy to realign our business to client needs, we may shift the type and pricing of our products which could impact client renewal rates. While client retention rates were 78% at June 30, 2004 and 75% at June 30, 2003, there can be no guarantee that we will continue to have this level of client renewals. Any material decline in renewal rates could have an adverse impact on our revenues and financial condition.

Non-Recurring Consulting Engagements. Consulting segment revenues constituted 30% of our revenues for the first six months of 2004 and 31% for the first six months of 2003. These consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including those described in this Quarterly Report. Any material decline in our ability to replace consulting arrangements could have an adverse impact on our revenues and financial condition.

Restructuring, Reorganization and Management Team. Our future success depends, in significant part, upon the continued service and performance of our senior management and other key personnel. We have recently reorganized our business around specific client needs. As part of this reorganization, a number of key management positions have been filled by the promotion of current employees or the hiring of new employees. Additionally, we have restructured our workforce in order to streamline operations and strengthen key consulting practices. If the reorganization and restructuring of our business do not lead to the results we expect, our ability to effectively deliver our products, manage our company and carry out our business plan may be impaired. On July 23, 2004, we announced that the Board of Directors named Eugene Hall as Chief Executive Officer. Mr. Hall will succeed Michael Fleisher, who had previously announced his intention to depart as Gartner's chairman and chief executive officer, after a transition period. Additionally, James C. Smith, a current Board member, has been named non-executive chairman of the Board of Directors. If we cannot successfully integrate our Chief Executive Officer into our senior management team, then our ability to effectively deliver our products, manage our company and carry out our business plan may be impaired.

Hiring and Retention of Employees. Our success depends heavily upon the quality of our senior management, research analysts, consultants, sales and other key personnel. We face competition for the limited pool of these qualified professionals from, among others, technology companies, market research firms, consulting firms, financial services companies and electronic and print media companies, some of which have a greater ability to attract and compensate these professionals. Some of the personnel that we attempt to hire are subject to non-compete agreements that could impede our short-term recruitment efforts. Any failure to retain key personnel or hire and train additional qualified personnel as required to support the evolving needs of our clients or growth in our business, could adversely affect the quality of our products and services, and therefore, our future business and operating results.

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

International Operations. A substantial portion of our revenues is derived from sales outside of North America. As a result, our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of exchange rate fluctuations and tariffs and other trade barriers, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, different or overlapping tax structures, higher levels of United States taxation on foreign income, and the difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights in international jurisdictions. We rely on local distributors or sales agents in some international locations. If any of these arrangements are terminated, we may not be able to replace the arrangement on beneficial terms or on a timely basis. Additionally, clients of the local distributor or sales agent may not want to continue to do business with us or our new agent.

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

Indebtedness. We have a $75.0 million bridge loan and anticipate borrowing approximately $200.0 million in order to fund our tender offer. The affirmative, negative and financial covenants of the bridge loan and the credit facility we intend to enter into could limit our future financial flexibility. The associated debt service costs could impair future operating results. Our outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital.

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

Possibility of Infringement Claims. Third parties may assert infringement claims against us. Regardless of the merits, responding to any such claim could be time consuming, result in costly litigation and require us to enter into royalty and licensing agreements which may not be offered or available on reasonable terms. If a successful claim is made against us and we fail to develop or license a substitute technology at a reasonable cost, our business, results of operations or financial position could be materially adversely affected.

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

Significant Stockholder. Silver Lake Partners, L.P. ("SLP") and its affiliates own approximately 44.4% of our outstanding Class A Common Stock and approximately 35% on a combined basis with our outstanding Class B Common Stock as of June 30, 2004. Currently, the owners of our Class A Common Stock are only entitled to vote for two of the ten members of our Board of Directors and vote together with the holders of the Class B Common Stock as a single class on all other matters coming before the stockholders. SLP is restricted from purchasing additional stock without our consent pursuant to the terms of a Securityholders' Agreement. This Securityholders' Agreement also provides that we cannot take certain actions, including acquisitions and sales of stock and/or assets without SLP's consent. While SLP does not hold a majority of our outstanding shares, it may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. SLP's interests may differ from the interests of other stockholders.

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

     -    The existence of a stockholder rights plan;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of June 30, 2004, we had limited exposure to market risk for changes in interest rates since our long-term debt was converted to equity during the fourth quarter of 2003. Additionally, we had no borrowings under our $200.0 million unsecured senior revolving credit facility that existed at June 30, 2004. Under the revolving credit facility, the interest rate on borrowings was LIBOR plus an additional 100 to 200 basis points based on our debt-to-EBITDA ratio. We believe that an increase or decrease of 10% in the effective interest rate on available borrowings from our senior revolving credit facility, if fully utilized, would not have a material effect on our future results of operations. Each 25 basis point increase or decrease in interest rates would have an approximate $0.5 million annual effect under the revolving credit facility if fully utilized. This credit facility expired on July 16, 2004.

Investment Risk

We are exposed to market risk as it relates to changes in the market value of our equity investments. We invest in equity securities of public and private companies directly and through SI I, a wholly-owned affiliate, and SI II, of which we own 29%. SI I and SI II are engaged in making venture capital investments in early to mid-stage IT-based or Internet-enabled companies. As of June 30, 2004, we had investments in equity securities totaling $10.3 million. Unrealized gains and losses were insignificant. These investments are inherently risky as the businesses are typically in early development stages and may never develop. Further, certain of these investments are in publicly traded companies whose shares are subject to significant market price volatility. Adverse changes in market conditions and poor operating results of the underlying investments may result in us incurring additional losses or an inability to recover the original carrying value of our investments. If there were a 100% adverse change in the value of our equity portfolio as of June 30, 2004, this would result in a non-cash impairment charge of $10.3 million. Additionally, we have an outstanding capital commitment to SI II in the amount of $4.0 million.

Foreign Currency Exchange Risk

We face two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income, net in the stockholders' equity section of the Consolidated Balance Sheets. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the United States dollar. Since the functional currencies of our foreign operations are generally denominated in the local currency of our subsidiaries, the foreign currency translation adjustments are reflected as a component of stockholders' equity and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in results of operations

From time to time we enter into foreign currency forward contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. At June 30, 2004, we had one foreign currency forward contract outstanding. Foreign currency forward contracts are reflected at fair value with gains and losses recorded currently in earnings.

The following table presents information about our foreign currency forward contract outstanding as of June 30, 2004, expressed in U.S. dollar equivalents.

                                                                Forward
Currency                                      Contract          Exchange          Unrealized
Purchased            Currency Sold             Amount             Rate               Gain          Expiration Date
---------            -------------            --------          --------          ----------       ---------------
Euros                U.S. Dollars              $4,340            1.2110              $  8           July 23, 2004

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

Management conducted an evaluation, as of June 30, 2004, of the effectiveness and design of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Act.

In addition, there have been no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(e) Below is a summary of stock repurchases for the quarter ended June 30, 2004. See Note 8 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

                       Class A Common Stock             Class B Common Stock           Shares          Value of Shares
                     ---------------------------     --------------------------       Purchased         that may yet
                       Total          Average          Total          Average           Under           be Purchased
                      Shares         Price Paid        Shares        Price Paid       Announced          Under Plan
                     Purchased       per Share       Purchased       per Share          Plan           (in thousands)
                     ---------       -----------     ----------      ----------       ----------       --------------
April 2004                   -       $         -              -      $        -                -
May 2004               120,300             11.93         56,700           11.95          177,000
June 2004                    -                 -              -               -                -
                     ---------       -----------     ----------      ----------       ----------       --------------
Total quarter          120,300       $     11.93         56,700      $    11.95          177,000       $            -
                     =========       ===========     ==========      ==========       ==========       ==============

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 Annual Meeting of Shareholders of Gartner, Inc. was held on June 30.

A total of 94,648,721 of the Company's Class A shares and 21,797,339 Class B shares were present or represented by proxy at the meeting. This represented more than 91.4% and 85.9% of the Company's Class A and Class B shares outstanding, respectively.

The individual named below was elected to a three-year term as a Class II Common A Director:

     Name                Votes Received           Votes Withheld
     ----                --------------           --------------
Maynard G. Webb            92,737,486                1,911,235

The individuals named below were elected to a three-year term as a Class II Common B Director:

     Name                Votes Received           Votes Withheld
     ----                --------------           --------------
Anne Suherland Fuch        21,121,842                675,497

Jefrey W. Ubben            21,104,894                692,445

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER                                                  DESCRIPTION OF DOCUMENT
-------               ---------------------------------------------------------------------------------------
 31.1                 Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of
                      2002.

 31.2                 Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of
                      2002.

 32                   Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     The Company filed a Report on Form 8-K dated April 29, 2004 to furnish the Company's press release issued April 29, 2004, with respect to:

      - Financial results for Gartner, Inc. (the "Company") for the quarter ended March 31, 2004; and

      - The announcement that Michael Fleisher, Chairman and CEO, intends to leave the Company.

Items 1, 3, and 5 of Part II are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Gartner, Inc.

Date August 3, 2004                                 /s/ Christopher Lafond
                                                    ----------------------------
                                                    Christopher Lafond
                                                    Executive Vice President
                                                    and Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)