Form 10-Q
period 2004-09-30
GARTNER INC
filed 2004-11-08
CIK 749251

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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
              P.O. Box 10212                              (Zip Code)
               Stamford, CT
     Address of principal executive offices)

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

      The number of shares outstanding of the Registrant's capital stock as of October 31, 2004 was 88,171,795 shares of Class A Common Stock and 22,613,138 shares of Class B Common Stock.

                                TABLE OF CONTENTS

                                                                          Page
PART I        FINANCIAL INFORMATION

      ITEM 1: FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets at September 30,
               2004 and December 31, 2003                                    3

              Condensed Consolidated Statements of Operations for the
               Three and Nine Months Ended September 30, 2004 and 2003       4

              Condensed Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 2004 and 2003                 5

              Notes to Condensed Consolidated Financial Statements           6

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS             16

      ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK                                                  31

      ITEM 4: CONTROLS AND PROCEDURES                                       32

PART II       OTHER INFORMATION

      ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND
               USE OF PROCEEDS                                              33

      ITEM 6: EXHIBITS                                                      33

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                  GARTNER, INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                      September 30,       December 31,
                                                          2004               2003
                                                      ------------        -----------
                                                        (audited)
ASSETS
Current assets:
    Cash and cash equivalents                             $ 156,641       $ 229,962
    Fees receivable, net                                    215,587         266,122
    Deferred commissions                                     26,967          27,751
    Prepaid expenses and other current assets                31,700          25,642
                                                          ---------       ---------
Total current assets                                        430,895         549,477
Property, equipment and leasehold improvements, net          64,911          66,541
Goodwill                                                    229,555         230,387
Intangible assets, net                                          328             985
Other assets                                                 68,601          69,874
                                                          ---------       ---------
TOTAL ASSETS                                              $ 794,290       $ 917,264
                                                          =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities              $ 140,553       $ 175,609
    Deferred revenues                                       299,929         315,524
    Current portion of long term debt                        40,000               -
                                                          ---------       ---------
Total current liabilities                                   480,482         491,133
Other liabilities                                            50,461          50,385
Long term debt                                              160,000               -
                                                          ---------       ---------
TOTAL LIABILITIES                                           690,943         541,518

STOCKHOLDERS' EQUITY
    Preferred stock                                               -               -
    Common stock                                                 75              72
    Additional paid-in capital                              467,025         408,504
    Unearned compensation, net                               (1,559)         (1,846)
    Accumulated other comprehensive income, net               3,584           1,530
    Accumulated earnings                                    185,588         173,936
    Treasury stock, at cost                                (551,366)       (206,450)
                                                          ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                                  103,347         375,746
                                                          ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 794,290       $ 917,264
                                                          =========       =========

 See the accompanying notes to the condensed consolidated financial statements.

                                  GARTNER, INC.
                 Condensed Consolidated Statements of Operations
               (Unaudited, in thousands, except per share amounts)

                                                       Three Months Ended                     Nine Months Ended
                                                         September 30,                          September 30,
                                                     2004              2003                 2004                2003
                                                     ----              ----                 ----                ----
Revenues:
    Research                                      $ 119,004         $  115,830           $ 360,212           $ 349,347
    Consulting                                       60,073             62,998             192,308             191,302
    Events                                           18,675             15,904              74,057              64,705
    Other                                             4,136              2,172              11,835               9,150
                                                  ---------         ----------           ---------           ---------
Total revenues                                      201,888            196,904             638,412             614,504
Costs and expenses:
    Cost of services and product development        100,196             94,378             310,058             300,151
    Selling, general and administrative              85,090             79,169             254,312             243,403
    Depreciation                                      6,589              9,046              21,370              27,835
    Amortization of intangibles and goodwill
    impairments                                         203                320               1,329               1,063
    Other charges                                     4,333                  -              23,909               5,426
                                                  ---------         ----------           ---------           ---------
Total costs and expenses                            196,411            182,913             610,978             577,878
                                                  ---------         ----------           ---------           ---------
Operating income                                      5,477             13,991              27,434              36,626
(Loss) gain from investments, net                    (2,184)               102              (2,145)              5,624
Interest (expense) income, net                         (602)            (5,774)                 13             (16,928)
Other (expense) income, net                            (189)              (148)             (3,625)                348
                                                  ---------         ----------           ---------           ---------
Income before income taxes                            2,502              8,171              21,677              25,670
Provision for income taxes                            2,342              2,697              10,025               8,854
                                                  ---------         ----------           ---------           ---------
Net income                                        $     160         $    5,474           $  11,652           $  16,816
                                                  =========         ==========           =========           =========
Income per common share:
    Basic                                         $    0.00         $     0.07           $    0.09           $    0.21
    Diluted                                       $    0.00         $     0.07           $    0.09           $    0.21

Weighted average shares outstanding:
    Basic                                           121,767             78,026             128,044              79,251
    Diluted                                         124,318            128,934             130,923             128,363

 See the accompanying notes to the condensed consolidated financial statements.

                                  GARTNER, INC.
                 Condensed Consolidated Statements of Cash Flows
                            (Unaudited, in thousands)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                        2004               2003
                                                                        ----               ----
OPERATING ACTIVITIES:
Net income                                                           $  11,652           $  16,816
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation and amortization, including goodwill impairments       22,699              28,898
    Non-cash compensation                                                1,273                 758
    Tax benefit associated with employees' exercise of stock options     8,262               1,423
    Deferred taxes                                                         409                  88
    Loss (gain) from investments, net                                    2,145              (5,624)
    Accretion of interest and amortization of debt issue costs             744              17,909
    Non-cash charges associated with South America closings              2,943                   -
Changes in assets and liabilities:
    Fees receivable, net                                                49,352              68,646
    Deferred commissions                                                   698               2,249
    Prepaid expenses and other current assets                           (6,215)              1,300
    Other assets                                                        (1,320)             (2,014)
    Deferred revenues                                                  (14,107)            (11,964)
    Accounts payable and accrued liabilities                           (32,261)             (2,557)
                                                                     ---------           ---------
CASH PROVIDED BY OPERATING ACTIVITIES                                   46,274              15,928
                                                                     ---------           ---------
INVESTING ACTIVITIES:
Proceeds from insurance recovery                                             -               5,464
Investments                                                                  -              (1,507)
Additions to property, equipment and leasehold improvements            (19,036)            (16,401)
                                                                     ---------           ---------
CASH USED IN INVESTING ACTIVITIES                                      (19,036)            (12,444)
                                                                     ---------           ---------

FINANCING ACTIVITIES:
Proceeds from stock issued for stock plans                              56,472              20,956
Proceeds from issuance of debt                                         200,000                   -
Payments for debt issuance costs                                        (2,821)               (570)
Purchases of stock via tender offer, net of costs                     (346,148)                  -
Purchases of treasury stock                                             (6,114)            (32,380)
                                                                     ---------           ---------
CASH USED IN FINANCING ACTIVITIES                                      (98,611)            (11,994)
                                                                     ---------           ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (71,373)             91,490
EFFECTS OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                  (1,948)              5,790
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         229,962             109,657
                                                                     ---------           ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 156,641           $ 206,937
                                                                     =========           =========

 See the accompanying notes to the condensed consolidated financial statements.

                                  GARTNER, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in our Annual Report on Form 10-K for the year ended December 31, 2003. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management's knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2004 may not be indicative of the results of operations for the remainder of 2004. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Comprehensive Income

The components of comprehensive income for the three and nine months ended September 30, 2004 and 2003 are as follows (in thousands):

                                                             Three Months Ended     Nine Months Ended
                                                               September 30,          September 30,
                                                            2004        2003        2004         2003
                                                           -------     -------     --------     --------
Net income                                                 $   160     $ 5,474     $ 11,652     $ 16,816
Other comprehensive income (loss):
    Foreign currency translation adjustments                   858        (259)        (916)       5,696
    Reclassification adjustment of foreign currency
     translation adjustments to net income upon closing
     of foreign operations                                       -           -        2,943            -
    Net unrealized gains on investments, net of tax              3           8           28            1
                                                           -------     -------     --------     --------
Other comprehensive income (loss)                              861        (251)       2,055        5,697
                                                           -------     -------     --------     --------
Comprehensive income                                       $ 1,021     $ 5,223     $ 13,707     $ 22,513
                                                           =======     =======     ========     ========

The balance of unrealized holding losses on investments, net of tax, at September 30, 2004 was immaterial. During the nine months ended September 30, 2004, we reclassified $2.9 million of accumulated translation adjustments associated with certain operations in South America into net income as a result of our closure of operations. The reclassification adjustment was recorded as a loss within Other (expense) income, net.

Note 3 - Computations of Income per Share of Common Stock

The following table sets forth the reconciliation of the basic and diluted income per share (in thousands, except per share data):

                                                             Three Months Ended     Nine Months Ended
                                                                September 30,         September 30,
                                                               2004       2003       2004       2003
                                                             --------   --------   --------   --------
NUMERATOR:
Net income used for calculating basic income per share       $    160   $  5,474   $ 11,652   $ 16,816
After-tax interest on convertible long-term debt                    -      3,341          -      9,908
                                                             --------   --------   --------   --------
Income used for calculating diluted income per share         $    160   $  8,815   $ 11,652   $ 26,724
                                                             ========   ========   ========   ========

DENOMINATOR:
Weighted average number of common shares used in
    the calculation of basic income per share                 121,767     78,026    128,044     79,251
      Common stock equivalents associated with stock
         Compensation plans                                     2,551      1,878      2,879        797

      Weighted average number of shares associated
         with convertible long-term debt                            -     49,030          -     48,315
                                                             --------   --------   --------   --------
Shares used in the calculation of diluted income per share    124,318    128,934    130,923    128,363
                                                             ========   ========   ========   ========

Basic income per share                                       $   0.00   $   0.07   $   0.09   $   0.21
                                                             ========   ========   ========   ========
Diluted income per share                                     $   0.00   $   0.07   $   0.09   $   0.21
                                                             ========   ========   ========   ========

For the three and nine months ended September 30, 2004 and 2003, unvested restricted stock awards were not included in the computation of diluted income per share because the effect would have been anti-dilutive. For the three months ended September 30, 2004 and 2003, options to purchase 13.0 million and 19.0 million shares, respectively, of Class A Common Stock of the Company were not included in the computation of diluted income per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2004 and 2003, options to purchase 11.9 million and 26.7 million shares, respectively, of Class A Common Stock of the Company were not included in the computation of diluted income per share because the effect would have been anti-dilutive.

Note 4 - Accounting for Stock-Based Compensation

The Company has several stock-based compensation plans. The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its employee stock options and purchase rights and applies Statement of Financial Accounting Standards No. 123 "Accounting for Stock Issued to Employees" ("SFAS 123") for disclosure purposes only. Under APB 25, the intrinsic value method is used to account for stock-based employee compensation plans. The SFAS 123 disclosures include pro forma net (loss) income and (loss) income per share as if the fair value-based method of accounting had been used.

If compensation for employee options had been determined based on SFAS 123, the Company's pro forma net (loss) income, and pro forma (loss) income per share would have been as follows (in thousands, except per share data):

                                                 Three Months Ended        Nine Months Ended
                                                    September 30,             September 30,
                                                 2004          2003         2004          2003
                                               ---------    ---------    ----------    ----------
Net income as reported                         $     160    $   5,474    $   11,652    $   16,816
      Add: Stock-based compensation expense
         included in net income, net of tax           48          161           827           493
      Deduct: Pro forma employee stock-based
         compensation cost, net of tax            (3,809)      (4,314)       (9,596)      (13,614)
                                               ---------    ---------    ----------    ----------
Pro forma net (loss) income                    $  (3,601)   $   1,321    $    2,883    $    3,695
                                               =========    =========    ==========    ==========
Basic income (loss) per share:
      As reported                              $    0.00    $    0.07    $     0.09    $     0.21
      Pro forma                                $   (0.03)   $    0.02    $     0.02    $     0.05

Diluted income (loss) per share:
      As reported                              $    0.00    $    0.07    $     0.09    $     0.21
      Pro forma                                $   (0.03)   $    0.02    $     0.02    $     0.05

The fair value of the Company's stock plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                   Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                    2004        2003        2004        2003
                                  --------    --------    --------    --------
Expected dividend yield                  0%          0%          0%          0%
Expected stock price volatility         34%         43%         40%         43%
Risk-free interest rate                3.3%        2.2%        3.0%        1.9%
Expected life in years                 4.0         4.0         3.8         3.4

The weighted average fair values of our stock options granted during the three months ended September 30, 2004 and 2003, were $3.88 and $3.48, respectively. The weighted average fair values of our stock options granted during the nine months ended September 30, 2004 and 2003, were $4.20 and 2.59, respectively.

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

                                    Research     Consulting     Events        Other    Consolidated
                                   ----------    ----------   ----------   ----------  ------------
        THREE MONTHS ENDED
        SEPTEMBER 30, 2004:
Revenues                           $  119,004    $   60,073   $   18,675   $    4,136   $  201,888
Gross Contribution                     72,050        20,738        6,571        3,753      103,112
Corporate and other expenses                                                               (97,635)
                                                                                        ----------
Operating income                                                                        $    5,477
                                                                                        ==========

        THREE MONTHS ENDED
        SEPTEMBER 30, 2003:

Revenues                           $  115,830    $   62,998   $   15,904   $    2,172   $  196,904
Gross Contribution                     73,330        21,680        5,163        1,375      101,548
Corporate and other expenses                                                               (87,557)
                                                                                        ----------
Operating income                                                                        $   13,991
                                                                                        ==========

        NINE MONTHS ENDED
        SEPTEMBER 30, 2004:

Revenues                           $  360,212    $  192,308   $   74,057   $   11,835   $  638,412
Gross Contribution                    224,082        70,816       30,537       10,523      335,985
Corporate and other expenses                                                              (308,551)
                                                                                        ----------
Operating income                                                                        $   27,434
                                                                                        ==========

        NINE MONTHS ENDED
        SEPTEMBER 30, 2003:

Revenues                           $  349,347    $  191,302   $   64,705   $    9,150   $  614,504
Gross Contribution                    222,381        65,308       24,095        6,335      318,119
Corporate and other expenses                                                              (281,493)
                                                                                        ----------
Operating income                                                                        $   36,626
                                                                                        ==========

Note 6 - Goodwill and Intangible Assets

The changes in the carrying amount of goodwill, by reporting segment, for the nine months ended September 30, 2004 are as follows (in thousands):

                   Balance                       Currency         Balance
                 December 31,                   Translation     September 30,
                     2003       Impairments     Adjustments         2004
                 ------------   ------------    ------------    ------------
Research         $    128,896   $          -    $       (260)   $    128,636
Consulting             68,803           (739)            105          68,169
Events                 30,606              -               -          30,606
Other                   2,082              -               -           2,082
                 ------------   ------------    ------------    ------------
Total goodwill   $    230,387   $       (739)   $       (155)   $    229,493
                 ============   ============    ============    ============

During the first quarter of 2004, we recorded a $0.7 million impairment loss for goodwill recorded for certain operations in South America as a result of our decision to close those operations.

The following table presents the Company's intangible assets subject to amortization (in thousands):

                                 September 30,   December 31,
                                     2004            2003
                                 ------------    ------------
Non-compete agreements:
   Gross cost                    $     13,156    $     13,257
   Accumulated amortization           (12,979)        (12,599)
                                 ------------    ------------
Non-compete agreements, net               177             658
Trademarks and tradenames:
   Gross cost                           1,807           1,811
   Accumulated amortization            (1,594)         (1,484)
                                 ------------    ------------
Trademarks and tradenames, net            213             327
                                 ------------    ------------
Intangible assets, net           $        390    $        985
                                 ============    ============

Aggregate amortization expense for the three month period ended September 30, 2004 and 2003 was $0.2 million and $0.3 million, respectively. Aggregate amortization expense for the nine month period ended September 30, 2004 and 2003 was $0.6 million and $1.1 million, respectively. The estimated future amortization expense of purchased intangibles is as follows (in thousands):

2004 (remaining three months)           $   128
2005                                        199
2006                                         53
2007                                          9
2008                                          1
                                        -------
                                        $   390
                                        =======

Note 7 - Other Charges

On September 28, 2004, the Company announced that CEO, Eugene Hall, would assume direct responsibility for the business operations. As a result of this change, Maureen O'Connell, President and Chief Operating Officer, decided to leave the Company as of October 21, 2004. Further, the position of President and Chief Operating Officer has been eliminated. In connection with her departure, Ms. O'Connell entered into a separation agreement on September 27, 2004. Pursuant to the terms of the agreement, Ms. O'Connell received: (a) a single lump sum severance payment equal to $3.2 million; (b) at our cost, group health benefits pursuant to our standard programs for herself, her spouse and any children for two years or until she obtains other employment, if that occurs sooner; and (c) reasonable office support for one year, or until she obtains other employment, if that occurs sooner. These costs have been recognized during the third quarter of 2004 as an expense within Other charges.

In addition, in accordance with her previously existing employment agreement with regards to equity arrangements, Ms. O'Connell received: (a) continued vesting until October 21, 2006 of all outstanding stock options; and (b) the ability to exercise all outstanding equity arrangements until October 21, 2007.

On April 29, 2004, Michael Fleisher, our then Chairman and CEO, announced his intention to leave Gartner sometime prior to the end of 2004. In connection with his departure, Mr. Fleisher entered into an amendment to his employment agreement pursuant to which he agreed to continue to serve in the capacity of Chief Executive Officer for up to six months. In satisfaction of existing obligations under his original employment agreement and in consideration of his assistance during this transition period, the Board of Directors agreed that Mr. Fleisher would receive: (a) payments totaling $4.3 million, which includes his 2003 bonus and compensation in respect of the transition period; (b) at our cost, group health benefits pursuant to our standard programs for himself, his spouse and any children for two years or until he obtains other employment, if that occurs sooner; and (c) reasonable office support for one year, or until he obtains other employment, if that occurs sooner. The majority of these costs, excluding compensation during the transition period, have been recognized during the second quarter of 2004 as an expense within Other charges.

In addition, in accordance with his previously existing employment agreement with regards to equity arrangements, Mr. Fleisher received (a) acceleration in full of vesting of all equity arrangements subject to vesting and granted prior to October 1, 2002; (b) continued vesting until October 29, 2006 of all outstanding equity awards granted on or after October 1, 2002; and (c) the ability to exercise all equity arrangements granted after October 1, 2001 until October 29, 2007 and all equity arrangements granted on or prior to October 1, 2001 until October 29, 2005. The Company recorded a non-cash charge of $0.4 million related to the acceleration of equity arrangements in the second quarter of 2004.

During the third quarter of 2004, the Company recorded other charges of $4.3 million, which included $3.1 million of costs related to Ms. O'Connell's separation, as well as $0.5 million costs associated with the elimination of one additional position. The charge also includes $0.8 million related to Mr. Fleisher's employment agreement amendment.

During the second quarter of 2004, the Company recorded other charges of $9.1 million, which included $3.8 million of costs related to Mr. Fleisher's departure, as well as $5.3 million of costs associated with the realignment of the Company's workforce. This workforce realignment resulted in the termination of an additional 30 employees during the second quarter of 2004.

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

The following table summarizes the activity related to the liability for the restructuring and other severance programs recorded as other charges (in thousands):

                                          Workforce       Excess
                                          Reduction     Facilities
                                            Costs         Costs         Other         Total
                                          ----------    ----------    ----------    ----------
Accrued Liability at December 31, 2002        11,723        15,936             -        27,659
Charges during Nine months ended
September 30, 2003                             5,426             -             -         5,426
Payments                                     (15,038)       (5,158)            -       (20,196)
                                          ----------    ----------    ----------    ----------
Accrued Liability at September 30, 2003        2,111        10,778             -        12,889
Charges during remainder of 2003              14,574         9,716             -        24,290
Non-cash charges                                (123)            -             -          (123)
Payments                                      (3,746)       (1,335)            -        (5,081)
                                          ----------    ----------    ----------    ----------
Accrued Liability at December 31, 2003        12,816        19,159             -        31,975
Charges during nine months ended
September 30, 2004                            23,806             -           103        23,909
Non-cash charges                                (496)            -           (66)         (562)
Payments                                     (25,804)       (3,922)          (37)      (29,763)
                                          ----------    ----------    ----------    ----------
Accrued Liability at September 30, 2004   $   10,322    $   15,237    $        -    $   25,559
                                          ==========    ==========    ==========    ==========

The non-cash charges for workforce reductions result from the establishment of a new measurement date for certain equity compensation arrangements upon the modification of the terms of the related agreement. The accrued severance of $10.3 million at September 30, 2004 is expected to be paid by March 31, 2005. We will fund these costs from existing cash.

Note 8 - Investments

During the quarter ending September 30, 2004, the Company recorded a non-cash charge of $2.2 million. This charge is related to the transfer of the Company's investment in TruSecure to SI II, as well as a decrease in the Company's ownership percentage in SI II of seven basis points. As a result of this transfer and the decrease in ownership, the Company has been relieved of all future capital calls, which totaled $4 million. For the nine month period ended September 30, 2003, the Company recorded insurance proceeds of approximately $5.5 million related to a claim associated with a settlement arising from the sale of GartnerLearning.

Total investments in equity securities were $7.8 million and $10.9 million at September 30, 2004 and December 31, 2003, respectively.

Note 9 - Stock Programs

Tender Offer

On August 10, 2004, the Company announced the final results of its "Dutch Auction Tender Offer". The Company repurchased 11.3 million shares of its Class A Common Stock and 5.5 million shares of its Class B Common Stock at a purchase price of $13.30 and $12.50 per share, respectively. Additionally, the Company repurchased 9.2 million Class A shares from Silver Lake Partners and certain of its affiliates ("Silver Lake") at a purchase price of $13.30 per share. The total cost of the tender was $346.1 million including transaction costs of $3.8 million.

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

Restricted Stock Award

During the first quarter of 2004, we awarded 175,000 shares of restricted stock at $11.15 per share on which restrictions will lapse over a three-year period in the event that certain revenue and earnings metrics are achieved. During the second quarter of 2004, we awarded 33,000 shares of restricted stock at $11.96 per share, on which the restrictions lapse ratably over a three-year period. During the third quarter of 2004, we awarded 33,000 shares of restricted stock at $12.78 per share on which the restrictions lapse ratably over a three-year period. Additionally, due to an employee termination in the forth quarter of 2004, the 175,000 shares of restricted stock issued in the first quarter will be forfeited.

Note 10 - Contingencies

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. The Company believes the outcome of all current proceedings, claims and litigation will not have a material effect on our financial position or results of operations when resolved in future periods.

The Company has various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business. We customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification provisions due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of September 30, 2004, the Company is not aware of any indemnification agreements that would require material payments.

Note 11 - Income Taxes

The Company's provision for income taxes was 93.6% and 33.0% of income before income taxes for the third quarter of 2004 and 2003, respectively. The provision for income taxes was 46.3% and 34.5% during the first nine months of 2004 and 2003, respectively. The effective tax rate increased during the third quarter of 2004 as compared to the third quarter of 2003 due to limitations on certain deductions included in the other charges and the loss on investments. The effective tax rate increased during the first nine months of 2004 as compared to the first nine months of 2003 due to other charges, the goodwill impairment and the non-cash write-off of our accumulated foreign currency translation adjustments associated with the closing of certain operations in South America for which there is no tax benefit.

Note 12 - Debt

The Company assumed debt during the third quarter of 2004. The Company's credit agreement provides for a $200.0 million term A loan facility and a five year $100 million revolving credit facility. The facilities bear interest equal to LIBOR plus an applicable margin which varies based on specified leverage ratios. At September 30, 2004, the current interest rate was 3.08%. The term A loan facility is payable in equal quarterly installments over a five year period ending August 12, 2009. The credit facilities are subject to mandatory prepayments from a portion of proceeds from assets sale and proceeds from certain future debt issuances. The credit agreement includes customary affirmative, negative and financial covenants primarily based on the Company's financial results and other measures such as contract value. The facilities also include commitment fees on the unused portion of the revolving credit facility not subject to letters of credit. At September 30, 2004, there was $200 million outstanding on the term loan facility and $3.5 million of letters of credit outstanding under the revolving credit facility. As a result of these letters of credit, the Company's borrowing availability at September 30, 2004 was $96.5 million. Note 13 - Subsequent Event

On October 27, 2004, the Company announced it is contemplating a charge in the fourth quarter of 2004 related to closing certain facilities, restructuring within its international operations and non-cash charges related to the restructuring of certain internal systems. The Company will provide additional guidance when a final decision is made.

On October 15, 2004, the Company announced it entered into an employment agreement with Mr. Eugene A. Hall. Mr. Hall officially joined the Company as Chief Executive Officer on August 4, 2004, succeeding Michael Fleisher who had previously announced his intention to depart as Gartner's chairman and chief executive officer. Additionally, the Company announced that Mr. Hall received an inducement grant of 500,000 shares of restricted stock for which the market value on the date of grant was $12.05 per share. The shares are in addition to non-qualified options to purchase 800,000 shares of Gartner's Class A Common Stock granted in the third quarter of 2004 at a price of $12.11 per share. As long as Mr. Hall remains an employee, the restriction on the 500,000 shares of restricted stock will lapse upon the earlier of (a) Gartner's 60 day average stock price meeting certain targets, or (b) a change in control of Gartner. The price targets are $20 for the first 300,000 shares, $25 for the next 100,000 shares and $30 for the remaining 100,000 shares. If Gartner's 60 day average stock price exceeds the stipulated per share target during the 60 day measurement period, the Company will be required to record a non-cash compensation charge equal to Gartner's 60 day average stock price times the number of shares associated with the applicable target. For example, if the Company's average 60 days stock price is $22 per share, the first lapse shall result in the Company recording a $6.6 million non-cash compensation charge (300,000 shares at $22/share).

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

- EVENTS consists of various symposia, conferences and exhibitions focused on the IT industry.

We believe the following business measurements are important performance indicators for our business segments.

BUSINESS SEGMENT                           BUSINESS MEASUREMENTS
----------------               -------------------------------------------------
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

EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION

Technology spending is beginning to show improvement after several years of steady decline. As a result, sales of our IT related research are improving as well. During the last several years, we have been focused on stabilizing and then growing revenue in our core Research business. This continued focus began to yield the desired outcome during the latter half of 2003. We ended the latter half of 2003 with two consecutive quarters of sequential increases in contract value after seven consecutive quarters of sequentially decreasing contract value. Contract value increased sequentially again in the first quarter of 2004, decreased slightly during the second quarter and increased sequentially again in the third quarter of 2004. Additionally, contract value increased 4% on a year-over-year comparison primarily due to the effects of foreign currency. Our research client retention rates maintained the strong rate of 78% from

December 2003 through the third quarter of 2004.

Our Consulting business ended 2003 with a positive trend, showing two consecutive quarters of sequential increases in backlog after two consecutive quarters of sequential decreases. As we noted in our Annual Report on Form 10-K, we have been exiting certain less profitable consulting practices and geographies as part of the realignment previously discussed. Due to this plan of exiting certain practices and geographies, consulting backlog decreased to $92 million at March 31, 2004 from $100 million at December 31, 2003, but backlog has quickly recovered to $103 million at September 30, 2004 as business has ramped up in our areas of focus. We also mentioned in our Annual Report on Form 10-K that we expect this realignment to address our sub-optimal utilization rates and our lack of scale in some regions. During 2004, our average consultant utilization rates increased to approximately 62% as compared to approximately 56% during the same nine month period in 2003.

Our Events business continues to deliver strong results, particularly in an environment where few competitors have survived. Our emphasis on managing the Events portfolio to retain our long-time successful events and introduce promising new events has resulted in improved revenue performance. During the third quarter of 2004, revenues from events that were held in the same quarter last year increased approximately 25% due to increased attendance. Revenues recognized during the first nine months of 2004 were 14% higher than the prior year period despite hosting 6% or three fewer events than during the first nine months of 2003 due to increased participation and the strong performance of our recurring events.

During the fourth quarter of 2003, our 6% convertible notes were converted into Class A Common Stock. This transaction eliminated all our outstanding debt and related interest expense as of December 31, 2003.

On August 10, 2004, the Company announced the final results of its Dutch auction tender offer. The Company repurchased 11.3 million shares of its Class A Common Stock and 5.5 million shares of its Class B Common Stock at a purchase price of $13.30 and $12.50 per share, respectively. Additionally, the Company repurchased
9.2 million Class A shares from Silver Lake Partners, L.P. and certain of its affiliates ("Silver Lake"), which collectively owned approximately 44.4% of Gartner's Class A Common Stock and are affiliated with two members of our Board of Directors, at a purchase price of $13.30 per share. The total cost of the tender was $346.1 million including transaction costs of $3.8 million.

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

The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that have a 30-day cancellation clause, but have not produced material cancellations to date. It is our policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue, since the contract represents a legally enforceable claim. For those government contracts that permit termination, the Company bills the client the full amount billable under the contract but only records a receivable equal to the earned portion of the contract. In addition, the Company only records deferred revenue on these government contracts when cash is received. Deferred revenues attributable to government contracts were $36.0 million and $38.6 million at September 30, 2004 and December 31, 2003, respectively. In addition, at September 30, 2004 and December 31, 2003, the Company had not recognized uncollected receivables or deferred revenues, relating to government contracts that permit termination, of $6.5 million and $6.6 million, respectively.

UNCOLLECTIBLE FEES RECEIVABLE - Provisions for bad debts are recognized as incurred. The measurement of likely and probable losses and the allowance for uncollectible fees receivable is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires material estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of fees receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients' liquidity and credit quality, other factors negatively impacting our clients' ability to pay their obligations as they come due, and the effectiveness of our collection efforts. Total trade receivables at September 30, 2004 were $224.6 million, offset by an allowance for losses of approximately $9.0 million. Total trade receivables at December 31, 2003 were $275.1 million, offset by an allowance for losses of approximately $9.0 million. IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS - The evaluation of goodwill is performed in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Among other requirements, this standard eliminated goodwill amortization upon adoption and required an initial assessment for goodwill impairment within six months of adoption and at least annually thereafter. The evaluation of other intangible assets is performed on a periodic basis. These assessments require us to estimate the fair value of our reporting units based on estimates of future business operations and market and economic conditions in developing long-term forecasts. If we determine the fair values are less than the carrying amount of goodwill recorded on our Consolidated Balance Sheets, we must recognize an impairment charge, for the associated goodwill of that reporting unit, to earnings in our financial statements. Goodwill is evaluated for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger a review for impairment include the following: significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, and significant negative industry or economic trends.

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

During the quarter ending September 30, 2004, the Company recorded a non-cash charge of $2.2 million. This charge is related to the transfer of our investment in TruSecure to SI II, as well as a decrease in our ownership percentage in SI II of seven basis points. As a result of this transfer and the decrease in ownership, the Company has been relieved of all future capital calls, which totaled $4 million. For the nine month period ended September 30, 2003, the Company recorded insurance proceeds of approximately $5.5 million related to a claim associated with a settlement arising from the sale of GartnerLearning.

Total investments in equity securities were $7.8 million and $10.9 million at September 30, 2004 and December 31, 2003, respectively.

RESULTS OF OPERATIONS

OVERALL RESULTS

TOTAL REVENUES increased 3% in the third quarter of 2004 to $201.9 million compared to $196.9 million for the third quarter of 2003 and increased 4% when comparing the first nine months of 2004 to the first nine months of 2003. The effects of foreign currency translation had approximately a 3% positive effect on revenues for the third quarter and a 3% positive effect on revenues on a year-to-date basis. Please refer to the section of this MD&A entitled "Segment Results" for a further discussion of revenues by segment.

COST OF SERVICES AND PRODUCT DEVELOPMENT increased $5.8 million, or 6%, to $100.2 million in the third quarter of 2004 from $94.4 million in the third quarter of 2003 and increased 3% when comparing the first nine months of 2004 with the first nine months of 2003. Excluding the effects of foreign currency translation, cost of services and product development would have increased by approximately 3% during the third quarter and would have decreased 1% during the first nine months of 2004 as compared to the first nine months of 2003. The increase in cost of services on a quarter to date basis resulted primarily from increased investment in our Research business. The increase in cost of services and product development on a year-to-date basis is primarily related to foreign currency. Cost of services and product development during 2004 benefited by the reversal of $3.5 million of prior years' discretionary incentive compensation programs. As a percentage of sales, cost of services and product development increased to 50% during the third quarter of 2004 from 49% during the third quarter of 2003. For the first nine months of 2004, cost of services and product development as a percentage of sales remained flat at 49% as compared to the first nine months of 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $5.9 million, or 7%, to $85.1 million in the third quarter of 2004 from $79.2 million in the third quarter of 2003. SG&A increased 4% when comparing the first nine months of 2004 to the first nine months of 2003. These increases were primarily due to the effects of foreign currency translation. Excluding the effects of foreign currency translation, SG&A expenses would have increased 4% for the third quarter of 2004 compared to the third quarter of 2003 and would have increased 1% for the first nine months of 2004 compared to the first nine months of 2003. SG&A expenses during 2004 benefited by the reversal of $3.3 million of prior years' discretionary incentive compensation programs. Additionally, the Company reduced its allowance for doubtful accounts by $1.5 million in 2004 as a result of increased collections and a decline in write-offs.

DEPRECIATION EXPENSE for the third quarter of 2004 decreased 27% to $6.6 million, compared to $9.0 million for the third quarter of 2003 and decreased 23% when comparing the first nine months of 2004 to the first nine months of 2003. The decrease was due to a reduction in capital spending during 2002 and 2003 relative to the capital spending in 2000 and 2001.

AMORTIZATION OF INTANGIBLES AND GOODWILL IMPAIRMENTS of $0.2 million for the third quarter of 2004 decreased from $0.3 million for the third quarter of 2003 due to certain intangible assets having been fully amortized since the third quarter of 2003. Amortization of intangibles and goodwill impairments increased during the first nine months of 2004 as compared to the same period in 2003 due to the recognition of impairment of goodwill of $0.7 million associated with certain operations in South America as a result of our decision to close those operations.

OTHER CHARGES of $4.3 million during the third quarter of 2004 primarily includes severance costs associated with the departure of our President and COO and our CEO of $3.1 million and $0.8 million, respectively. Other charges of $9.1 million during the second quarter of 2004 includes $3.8 million of severance costs associated with the departure of our CEO, as well as $5.3 million of costs associated with the termination of 30 additional employees. During the first quarter of 2004, other charges of $10.5 million were primarily associated with a realignment of our workforce. This workforce realignment was a continuation of the action plan initiated during the fourth quarter of 2003 and has resulted in the termination of 132 employees, or approximately 4% of our workforce, bringing the total terminations to 262 employees associated with the action plan previously announced in December 2003. Other charges of $5.4 million during the first quarter of 2003 were for costs for employee severance payments and benefits associated with workforce reductions. This workforce reduction resulted in the termination of 92 employees, or approximately 2% of the Company's workforce at the time.

During the first nine months of 2004, we recorded charges of $16.1 million related to the realignment of our workforce, excluding costs of $7.8 million related to the departure of our President and COO and our Chairman and CEO. The realignment resulted in the termination of 163 employees during the first nine months of 2004. The annualized savings from the termination of these employees should be approximately $17.8 million. However, the Company plans to reinvest a significant portion of these savings into improving its products, processes, and infrastructure to help drive future growth.

(LOSS) GAIN ON INVESTMENTS, NET was a loss of $2.2 million for the quarter ending September 30, 2004. This loss is related to the transfer of our investment in TruSecure to SI II, as well as a decrease in our ownership percentage in SI II of seven basis points. As a result of this transfer and the decrease in ownership, the Company has been relieved of all future capital calls, which totaled $4 million. For the nine month period ended September 30, 2003, the Company recorded insurance proceeds of approximately $5.5 million related to a claim associated with a settlement arising from the sale of GartnerLearning.

INTEREST INCOME (EXPENSE), NET was expense of $0.6 million during the third quarter of 2004 and income of $0.01 million during the first nine months of 2004 as compared to expense of $5.8 million and $17.0 million, respectively, in 2003. The conversion of our outstanding convertible debt to equity during the fourth quarter of 2003 has decreased our interest expense. However, due to the new credit agreement signed in the third quarter of 2004, interest expense will increase in the future.

OTHER (EXPENSE) INCOME, NET for the first nine months of 2004 includes the non-cash write-off of $2.9 million of our accumulated foreign currency translation adjustments associated with certain of our operations in South America that we have decided to close. As a result of this decision we were required to reclassify these currency adjustments that have been accumulated within equity to earnings, in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation." Other (expense) income, net for the third quarter of 2004 and the third quarter and first nine months of 2003 consists primarily of net foreign currency exchange gains and losses.

PROVISION FOR INCOME TAXES was 93.6% and 33.0% of income before income taxes for the third quarter of 2004 and 2003, respectively. Provision for income taxes was 46.3% and 34.5% during the first nine months of 2004 and 2003, respectively. Our projected effective tax rate for full year 2004 is 33.0%, exclusive of the charge noted below, which is consistent with 2003. The effective tax rate was higher than the projected effective tax rate during the third quarter of 2004 due to limitations on certain deductions included in the other charges and the loss on investments. The effective tax rate was higher than the projected effective tax rate during the first nine months of 2004 due to other charges, the goodwill impairment and the non-cash write-off of our accumulated foreign currency translation adjustments associated with the closing of certain operations in South America for which there is no tax benefit. The effective tax rate for the nine months ended September 30, 2003 was higher than the projected effective tax rate for the nine months ended September 30, 2003 due to the insurance recovery received during 2003.

SEGMENT RESULTS

We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain selling, general and administrative expenses, depreciation, amortization of intangibles and other charges. Gross contribution margin is defined as gross contribution as a percentage of revenues.

Research

Research revenues increased 3% when comparing the third quarters of 2004 and 2003 and increased 3% when comparing the first nine months of 2004 and 2003. The increases were due primarily to the positive effects of foreign currency translation.

Research gross contribution of $72.1 million for the third quarter of 2004 decreased 2% from $73.3 million for the third quarter of 2003, while gross contribution margin for the third quarter of 2004 decreased to 61% from 63% in the prior year period. For the nine months ended September 30, 2004, gross contribution increased to $224.1 million, or a 62% contribution margin, from $222.4 million, or a 64% contribution margin. The decrease in gross contribution margin during 2004 was due primarily to increased revenues from our executive programs, which are lower in margin than subscription services as well as continued investments in our people, products and processes required to provide future Research growth.

Research contract value increased 4% to $489.2 million at September 30, 2004 from $469.6 million at September 30, 2003 primarily due to the effects of foreign currency. Client retention rates increased two percentage points to 78% at September 30, 2004 from 76% at September 30, 2003, and wallet retention rates increased to 93% during the third quarter of 2004 from 85% during the third quarter of 2003.

Consulting

Consulting revenues decreased 5% to $60.1 million for the third quarter of 2004 and increased 1% to $192.3 million for the first nine months of 2004 as compared to the same periods in 2003. Excluding the effects of foreign currency translation, Consulting revenues would have decreased 8% for the third quarter of 2004 as compared to the third quarter of 2003 and would have decreased by approximately 4% for the nine months of 2004. Consulting revenue has decreased as compared to the prior year period as a result of our planned realignment of our business to exit certain less profitable consulting practices and geographies, which has reduced our billable headcount by approximately 12% during the 2004 periods as compared to the 2003 periods.

Consulting gross contribution of $20.7 million for the third quarter of 2004 decreased 4% from $21.7 million for the third quarter of 2003, and contribution margin for the third quarter of 2004 increased to 35% from 34% in the prior year quarter. Gross contribution of $70.8 million for the first nine months of 2004 increased 8% from $65.3 million for the same period of 2003, with contribution margin for the period increasing to 37% from 34%. The increase in gross contribution margin was driven by higher consultant utilization rates, as we realigned our workforce and reduced headcount, and the increasing demand in focus practice areas.

Consulting backlog, which represents future revenues to be recognized from in-process consulting, measurement and SAS, increased 11% to $103.4 million at September 30, 2004, compared to $92.8 million at September 30, 2003. This increase was primarily due to the increasing demand in focus practice areas.

Events

Events revenue increased 17% to $18.7 million for the third quarter of 2004 as compared to $15.9 million for the third quarter of 2003. For the nine months ended September 30, 2004, Events revenues increased 14% to $74.1 million compared to $64.7 million for the same period of 2003. The average revenue per event increased during 2004 due to the strong performance of our recurring events. Revenues during the third quarter of 2004 benefited from the positive effect of foreign currency by approximately 2%. Revenues during the first nine months of 2004 benefited from the positive effects of foreign currency translation by approximately 3% as compared to the first nine months of 2003.

Gross contribution of $30.5 million, or 41% of revenues, for the first nine months of 2004 increased from $24.1 million, or 37% of revenues, for the first nine months of 2003. For the third quarter of 2004, gross contribution of $6.6 million, or 35% of revenues, increased from $5.2 million, or 32% of revenues, for the third quarter of 2003. As we manage our Events portfolio, we have eliminated certain less profitable events during 2004. Also during 2003, we invested more in marketing and promoting our events to maintain our attendance levels during a weaker economy, especially in the technology sector.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $46.3 million for the nine months ended September 30, 2004 compared to $115.9 million for the nine months ended September 30, 2003. The net decrease in cash flow from operating activities of $69.7 million was due primarily to payments of our 2003 bonuses during 2004. No bonuses were paid during the first nine months of 2003 as they had previously been paid during the quarter ended December 31, 2002 but are now being paid during the first half of the year as a result of our change in fiscal year that became effective January 1, 2003. Further, the Company paid a portion of its 2004 bonuses in the third quarter of 2004 in accordance with the current year corporate bonus plan. Additionally, we paid approximately $10.1 million more, or $30.3 million in severance during 2004 than in 2003. The net decrease in cash flow from operating activities was also due to the decrease in the change in fees receivables, net of approximately $19.3 million due to accelerated collections during the nine month period ended September 30, 2003 as compared to the nine months ended September 30, 2004.

Cash used in investing activities increased to $19 million during the first nine months of 2004 as compared to $12.4 million during the first nine months of 2003. Capital expenditures in the first nine months of 2004 are approximately 16% higher than the same period in 2003. During the first nine months of 2003, we received an insurance recovery of $5.5 million, and we funded $1.5 million of our capital commitment to SI II.

Cash used by financing activities totaled $98.6 million for the nine months ended September 30, 2004, compared to $12.0 million for the nine months ended September 30, 2003. We purchased $352.3 million of our common stock for treasury during the first nine months of 2004 as compared to $32.4 million during the same period in the prior year, of which $346.1 million represents the tender inclusive of related costs. We received proceeds from stock issued for stock plans of $56.5 million during the first nine months of 2004 as compared to $21.0 million during the same period in the prior year. This increase is a result of increased stock option exercises by our employees as increases in our stock price caused a significantly higher percentage of our vested stock options to be in the money during the first nine months of 2004 as compared to 2003. Additionally, proceeds from the issuance of debt, net of debt issuance costs during the nine months ended September 30, 2004 was $197.2 million.

OBLIGATIONS AND COMMITMENTS

Our credit agreement provides for a $200.0 million term A loan facility and a five year $100 million revolving credit facility. The facilities bear interest equal to LIBOR plus an applicable margin which varies based on specified leverage ratios. At September 30, 2004, the current interest rate was 3.08%. The term A loan facility is payable in equal quarterly installments over a five year period ending August 12, 2009. The facility interest payments are payable upon the LIBOR borrowing maturity dates. The credit facilities are subject to mandatory prepayments from a portion of proceeds from assets sale and proceeds from certain future debt issuances. The credit agreement includes customary affirmative, negative and financial covenants primarily based on our financial results and other measures such as contract value. The facilities also include commitment fees on the unused portion of the revolving credit facility not subject to letters of credit. At September 30, 2004, there was $200 million outstanding on the term loan facility and $3.5 million of letters of credit outstanding under the revolving credit facility. As a result of these letters of credit, our borrowing availability at September 30, 2004 was $96.5 million. The Company is contemplating taking a charge in the fourth quarter of 2004. To the extent that this charge negatively impacts certain financial covenants, our future borrowing ability under the revolving credit facility may be significantly reduced.

On August 10, 2004, the Company announced the final results of its Dutch auction tender offer. The Company repurchased 11.3 million shares of its Class A Common Stock and 5.5 million shares of its Class B Common Stock at a purchase price of $13.30 and $12.50 per share, respectively. Additionally, the Company repurchased
9.2 million Class A shares from Silver Lake Partners, L.P. and certain of its affiliates ("Silver Lake"), which collectively owned approximately 44.4% of Gartner's Class A Common Stock and are affiliated with two members of our Board of Directors, at a purchase price of $13.30 per share. The total cost of the tender was $346.1 million including transaction costs of $3.8 million.

We believe that the tender offer was a prudent use of our financial resources given our business profile and assets, and we believe that investing in our own shares is an attractive use of capital and an efficient means to provide value to our stockholders. We anticipate that we will have adequate cash generating capacity and no immediate need for the accumulation of cash, and expect that our current cash balances, anticipated cash flows from operations and borrowing capacity exceed our capital requirements for normal operations, capital expenditures and acquisitions and other opportunities for growth that may arise.

Stock Repurchase Program

On July 17, 2001, the Board of Directors approved the repurchase of up to $75.0 million of our Common Stock. On July 25, 2002, the Board of Directors increased the authorized stock repurchase program from the previously approved $75 million to up to $125 million of our common stock. On July 24, 2003, the Company's Board of Directors authorized an additional increase of $75 million in the stock repurchase program bringing the total authorization to date to $200 million. During the nine months ended September 30, 2004, we repurchased 413,225 shares of our Class A Common Stock and 114,600 shares of our Class B Common Stock at an aggregate cost of $6.1 million under this program. On a cumulative basis at September 30, 2004, we have purchased $133.2 million of our stock under this stock repurchase program. In conjunction with the tender offer, the Board of Directors terminated this Stock Repurchase Program during June 2004.

Non-Cash Compensation Charges in Future Periods.

On October 15, 2004, we announced that Mr. Hall received an inducement grant of 500,000 shares of restricted stock for which the market value on the date of grant was $12.05 per share. As long as Mr. Hall remains an employee, the restriction on the 500,000 shares of restricted stock will lapse upon the earlier of (a) our 60 day average stock price meeting certain targets, or (b) change in control. The price targets are $20 for the first 300,000 shares, $25 for the next 100,000 shares and $30 for the remaining 100,000 shares. If our 60 day average stock price exceeds the stipulated per share target during the 60 day measurement period, we will be required to record a non-cash compensation charge equal to our 60 day average stock price times the number of shares associated with the applicable target. For example, if our average 60 days stock price is $22 per share, the first lapse shall result in us recording a $6.6 million non-cash compensation charge (300,000 shares at $22/share).

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

Renewal of Research Business by Existing Clients. Some of our success depends on renewals of our subscription-based research products and services, which constituted 56% of our revenues for the first nine months of 2004 and 57% for the nine months of 2003. These research subscription agreements have terms that generally range from twelve to thirty months. Our ability to maintain contract renewals is subject to numerous factors, including those described in this Quarterly Report. Additionally, as we implement our strategy to realign our business to client needs, we may shift the type and pricing of our products which could impact client renewal rates. While client retention rates were 78% at September 30, 2004 and 76% at September 30, 2003, there can be no guarantee that we will continue to have this level of client renewals. Any material decline in renewal rates could have an adverse impact on our revenues and financial condition.

Non-Recurring Consulting Engagements. Consulting segment revenues constituted 30% of our revenues for the first nine months of 2004 and 31% for the first nine months of 2003. These consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including those described in this Quarterly Report. Any material decline in our ability to replace consulting arrangements could have an adverse impact on our revenues and financial condition.

Restructuring, Reorganization and Management Team. Our future success depends, in significant part, upon the continued service and performance of our senior management and other key personnel. We have recently reorganized our business around specific client needs. As part of this reorganization, a number of key management positions have been filled by the promotion of current employees or the hiring of new employees. Additionally, we have restructured our workforce in order to streamline operations and strengthen key consulting practices. If the reorganization and restructuring of our business do not lead to the results we expect, our ability to effectively deliver our products, manage our company and carry out our business plan may be impaired. On July 23, 2004, we announced that the Board of Directors named Eugene A. Hall as Chief Executive Officer. Mr. Hall succeeded Michael Fleisher, who had previously announced his intention to depart as Gartner's chairman and chief executive officer. Additionally, James C. Smith, a current Board member, has been named non-executive chairman of the Board of Directors. Further, on September 28, 2004, we announced that the position of President and Chief Operating Officer, previously held by Maureen O'Connell, was eliminated and that Mr. Hall would assume direct responsibility for business operations. If we cannot successfully integrate our Chief Executive Officer into our senior management team, then our ability to effectively deliver our products, manage our company and carry out our business plan may be impaired.

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

Indebtedness. We have a $200 million term loan and a $100 million revolving loan. The affirmative, negative and financial covenants of the loans could limit our future financial flexibility. The associated debt service costs could impair future operating results. Our outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital.

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

Significant Stockholder. Silver Lake Partners, L.P. ("SLP") and its affiliates own approximately 42.8% of our outstanding Class A Common Stock and approximately 34.0% on a combined basis with our outstanding Class B Common Stock as of October 31, 2004 Currently, the owners of our Class A Common Stock are only entitled to vote for two of the ten members of our Board of Directors and vote together with the holders of the Class B Common Stock as a single class on all other matters coming before the stockholders. SLP is restricted from purchasing additional stock without our consent pursuant to the terms of a Securityholders' Agreement. This Securityholders' Agreement also provides that we cannot take certain actions, including acquisitions and sales of stock and/or assets without SLP's consent. While SLP does not hold a majority of our outstanding shares, it may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. SLP's interests may differ from the interests of other stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2004, we have limited exposure to market risk for changes in interest rates. We have $200 million outstanding on our term loan facility. Additionally, we had no borrowings under our $100 million revolving credit facility that existed at September 30, 2004. Under the credit facilities, the interest rate on borrowings varies. We believe that an increase or decrease of 10% in the effective interest rate on our term loan and our credit facility, if fully utilized, would not have a material effect on our future results of operations. Each 25 basis point increase or decrease in interest rates would have an approximate $0.7 million annual effect under the credit facility if fully utilized.

Investment Risk

We are exposed to market risk as it relates to changes in the market value of our equity investments. We invest in equity securities of public and private companies directly and through SI I, a wholly owned affiliate, and SI II, of which we owned 29% as of September 30, 2004. In connection with the $2.2 million loss on investments recognized in the third quarter of 2004, our ownership dropped to 21.27% in the fourth quarter of 2004 and we eliminated all outstanding capital commitments to SI II. SI I and SI II are engaged in making venture capital investments in early to mid-stage IT-based or Internet-enabled companies. As of September 30, 2004, we had investments in equity securities totaling $7.8 million. Unrealized gains and losses were insignificant. These investments are inherently risky as the businesses are typically in early development stages and may never develop. Further, certain of these investments are in publicly traded companies whose shares are subject to significant market price volatility. Adverse changes in market conditions and poor operating results of the underlying investments may result in us incurring additional losses or an inability to recover the original carrying value of our investments. If there were a 100% adverse change in the value of our equity portfolio as of September 30, 2004, this would result in a non-cash impairment charge of $7.8 million.

Foreign Currency Exchange Risk

We face two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income, net in the stockholders' equity section of the Consolidated Balance Sheets. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the United States dollar. Since the functional currencies of our foreign operations are generally denominated in the local currency of our subsidiaries, the foreign currency translation adjustments are reflected as a component of stockholders' equity and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in results of operations

From time to time we enter into foreign currency forward contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. At September 30, 2004, we had one foreign currency forward contract outstanding. Foreign currency forward contracts are reflected at fair value with gains and losses recorded currently in earnings.

The following table presents information about our foreign currency forward contract outstanding as of September 30, 2004, expressed in (thousands) U.S. dollar equivalents.

                                                Forward
Currency                           Contract     Exchange      Unrealized
Purchased        Currency Sold      Amount        Rate           Gain        Expiration Date
------------    -----------------  --------     --------      ----------     ----------------
Euros           Hong Kong Dollars  $    903        9.548      $        2     October 25, 2004

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

Management conducted an evaluation, as of September 30, 2004, of the effectiveness and design of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed or submitted under the Act.

In addition, there have been no significant changes in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Below is a summary of stock repurchases for the quarter ended September 30, 2004. See Note 8 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase program.


                     Class A Common Stock          Class B Common Stock          Shares         Shares
                   -------------------------      ------------------------     Purchased         To be
                     Total        Average           Total       Average          Under         Purchased
                     Shares      Price Paid        Shares      Price Paid      Announced         Under
                   Purchased     per Share        Purchased    per Share          Plan            Plan
                   ----------   ------------      ---------   ------------     ----------      ---------
July 2004          20,567,957   $      13.30      5,505,305   $      12.50     26,073,262              -
August 2004                 -              -              -              -              -              -
September 2004              -              -              -              -              -              -
                   ----------   ------------      ---------   ------------     ----------      ---------
Total quarter      20,567,957   $      13.30      5,505,305   $      12.50     26,073,262              -
                   ==========   ============      =========   ============     ==========      =========

ITEM 6. EXHIBITS

(a)   Exhibits

EXHIBIT
 NUMBER                           DESCRIPTION OF DOCUMENT
-------     --------------------------------------------------------------------
  4.1       Amended and Restated Certificate of Incorporation of the Registrant
            (incorporated by reference from the Registrant's Annual Report on Form
            10-K for the year ended September 30, 2000 as filed on December 29,
            2000).

  4.2       Certificate of Amendment of the Restated Certificate of Incorporation
            (incorporated by reference from the Registrant's Annual Report on Form
            10-K for the year ended September 30, 2001 as filed on December 28,
            2001).

  4.3       Certificate of Designation, Preferences and Rights of Series A Junior
            Participating Preferred Stock and Series B Junior Participating
            Preferred Stock of the Registrant (incorporated by reference from the Registrant's Form 8-K dated March 1, 2000 as filed on March 7, 2000).

  4.4       Amended Bylaws of the Registrant as amended through April 14, 2000
            (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended September 30, 2000 as filed on December
            29, 2000).

  4.5 Form of Certificate for Class A Common Stock, Class A (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended September 30, 2001 as filed on December 28, 2001).

  4.6       Amended and Restated Rights Agreement, dated as of August 31, 2002
            (incorporated by reference from the Registrant's Annual Report on Form
            10-K for the year ended September 30, 2002 as filed on December 27,
            2002).

  4.7 Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of June 30, 2003 (incorporated by reference from the Registrant's
            Amendment No. 2 to Form 8-A as filed on June 30, 2003).

  10.1 Credit Agreement, dated as of August 12, 2004, among Gartner, Inc., the several lenders from time to time parties hereto, Fleet National
            Bank, N.A., Citizens Bank of Massachusetts, Comercia Bank and HSBC
            Bank USE, N.A., as Co-Syndication Agents, LaSalle Bank National
            Association, as Agent, and JPMorgan Chase Bank, as Administrative
            Agent.

  31.1 Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

  32        Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Gartner, Inc.

Date November 8, 2004                               /s/ Christopher Lafond
                                                    ----------------------------
                                                    Christopher Lafond
                                                    Executive Vice President
                                                    and Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                            DESCRIPTION OF DOCUMENT
-------   ----------------------------------------------------------------------
  4.1     Amended and Restated Certificate of Incorporation of the Registrant
          (incorporated by reference from the Registrant's Annual Report on Form
          10-K for the year ended September 30, 2000 as filed on December 29,
          2000).

  4.2     Certificate of Amendment of the Restated Certificate of Incorporation
          (incorporated by reference from the Registrant's Annual Report on Form
          10-K for the year ended September 30, 2001 as filed on December 28,
          2001).

  4.3     Certificate of Designation, Preferences and Rights of Series A Junior
          Participating Preferred Stock and Series B Junior Participating
          Preferred Stock of the Registrant (incorporated by reference from the Registrant's Form 8-K dated March 1, 2000 as filed on March 7, 2000).

  4.4     Amended Bylaws of the Registrant as amended through April 14, 2000
          (incorporated by reference from the Registrant's Annual Report on Form
          10-K for the year ended September 30, 2000 as filed on December 29,
          2000).

  4.5 Form of Certificate for Class A Common Stock, Class A (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended September 30, 2001 as filed on December 28, 2001).

  4.6     Amended and Restated Rights Agreement, dated as of August 31, 2002
          (incorporated by reference from the Registrant's Annual Report on Form
          10-K for the year ended September 30, 2002 as filed on December 27,
          2002).

  4.7 Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of June 30, 2003 (incorporated by reference from the Registrant's
          Amendment No. 2 to Form 8-A as filed on June 30, 2003).

  10.1 Credit Agreement, dated as of August 12, 2004, among Gartner, Inc., the several lenders from time to time parties hereto, Fleet National
          Bank, N.A., Citizens Bank of Massachusetts, Comercia Bank and HSBC
          Bank USE, N.A., as Co-Syndication Agents, LaSalle Bank National
          Association, as Agent, and JPMorgan Chase Bank, as Administrative
          Agent.

  31.1 Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

  32      Certification under Section 906 of the Sarbanes-Oxley Act of 2002.