Form 10-K
period 2004-12-31
GARTNER INC
filed 2005-03-16
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-14443

GARTNER, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3099750 (I.R.S. Employer Identification Number)

P.O. Box 10212 56 Top Gallant Road Stamford, CT (Address of principal executive offices)	06902-7747 (Zip Code)

Registrant’s telephone number, including area code: (203) 316-1111

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Class	On Which Registered
Common Stock, Class A, $.0005 Par Value	New York Stock Exchange
Common Stock, Class B, $.0005 Par Value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☑ No ☐

The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Registrant, as of June 30, 2004, was approximately $745.8 million. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares outstanding of the Registrant’s capital stock as of February 28, 2005 was 89,502,496 shares of Common Stock, Class A and 22,612,954 shares of Common Stock, Class B.

GARTNER, INC.
2004 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS.

GENERAL

Gartner, Inc., founded in 1979, is a leading independent provider of research and analysis on information technology, computer hardware, software, communications and related technology industries (the “IT industry”). We provide comprehensive coverage of the IT industry to approximately 10,000 client organizations. We serve a global client base consisting primarily of chief information officers (“CIOs”) and other senior IT and business executives in corporations and government agencies. We also serve technology companies and the investment community.

The foundation for all Gartner products is our independent research on IT issues. The findings from this research can be delivered through several different media, depending on a client’s specific business needs, preferences and objectives:

•	Research – provides research content and advice for IT professionals, technology companies and the investment community in the form of reports and briefings, as well as peer networking services and membership programs designed specifically for CIOs and other senior executives.

•	Consulting – consists primarily of consulting, measurement engagements and strategic advisory services (paid one-day analyst engagements) (“SAS”), which provide assessments of cost, performance, efficiency and quality focused on the IT industry.

•	Events – consists of various symposia, conferences and exhibitions focused on the IT industry.

MARKET OVERVIEW

In today’s dynamic IT marketplace, vendors continually introduce new products with a wide variety of standards and shorter life cycles. The users of technology – almost all organizations – must keep abreast of these new developments, and make major financial commitments to new IT systems and products. To plan and purchase effectively, these users of technology need independent, objective, third-party research and consultative services. We believe that technology accounts for a significant portion of all capital spending. The intense scrutiny on technology spending ensures that our products and services remain necessary in the current economy because clients still need value-added, independent and objective research and analysis of the IT market.

We are a leading provider of independent and objective research and analysis of the IT industry, and a source of insight about technology acquisition and deployment. Our global research community provides provocative thought leadership. We employ more research analysts than any competitor. Our experienced consultants combine our objective, independent research, with a practical, sought-after business perspective focused on the IT industry. Our events are among the world’s largest of their kind; gathering highly qualified audiences of senior business executives, IT professionals, purchasers and vendors of IT products and services.

PRODUCTS AND SERVICES

Our principal products and services are Research, Consulting, and Events:

▪	RESEARCH. Research on IT issues on a global scale is the fundamental building block for all Gartner services. Our research agenda is defined by clients’ needs, focusing on the critical issues, opportunities and challenges they face every day. Research content, presented in the form of reports, briefings, updates and related tools, is delivered directly to the client’s desktop. Our research analysts provide in-depth analysis on all aspects of technology and telecommunications including: hardware, software and systems, services, IT management, market data and forecasts, and vertical industry issues.

Executive Programs (EXP) are exclusive membership programs designed to help CIOs and other executives become more effective in their enterprises. An EXP membership leverages the knowledge and expertise of Gartner in ways that are specific to the CIOs needs, and offers members-only communities for peer-based collaboration. Members also receive advice and counsel from a personal relationship manager who understands their goals and can ensure the most effective level of support from Gartner. Our Best Practices Programs bring together senior business and IT leaders for exclusive events, multi-client research studies and ad hoc peer exchange forums. These programs allow clients to learn from the experiences of their peers and share best practices in order to solve common business problems, improve corporate performance and drive greater effectiveness. At December 31, 2004, our various Executive Programs had a membership of approximately 2,700 CIOs and other senior IT leaders.

▪	CONSULTING. Our consulting staff provides customized project consulting on the delivery, deployment, and management of high-tech products and services in four focus areas: IT Management and Measurement, Sourcing, Federal Government, and Market and Business Strategies:

IT Management and Measurement. Successful IT organizations must operate with maximum effectiveness and efficiency while delivering services that address the business and process issues of their enterprise. Our consultants provide advice and support that leverages the intelligence of our research to address and solve the top issues of the IT organization.

Sourcing. Virtually every major enterprise today is considering the issue of IT outsourcing, offshore resources and business process outsourcing. Our consultants provide advice and project management support across the four stages of the sourcing process: strategy, evaluation and selection of partners, contract development, and relationship management.

Federal Government. We are highly experienced in developing IT solutions that meet the unique challenges faced by federal agencies as they attempt to serve the public’s needs. Budgeting, procurement and re-engineering are just some of the issues our consultants have addressed in the public sector arena.

Market and Business Strategies. The intelligence we gather through market research, client interaction and analysis is unique in the marketplace. Our consultants leverage this intelligence to assist technology companies in identifying market demand, improving products and defining the competitive landscape.

•	EVENTS. Symposia and conferences give clients live access to insights developed from our research in a concentrated way. In 2004, Gartner events attracted nearly 31,000 participants. Gartner Symposium, offered each spring and fall in various international locations, is a large, strategic conference for senior IT and business professionals. Symposium is combined with ITxpo, an exhibition where the latest technology products and solutions are demonstrated. We also offer conferences on specialized topics such as: outsourcing, mobile wireless, customer relationship management, and application integration and business intelligence in many locations around the world.

Note 15 – Segment Information to the Consolidated Financial Statements within this Form 10-K includes financial information about our geographic areas and our three business segments: research, consulting and events.

COMPETITION

We believe that the principal competitive factors that differentiate us from our competitors are:

•	The high quality, independence and objectivity of our research and analysis;

•	Our multi-faceted expertise across the IT industry and its technologies, both legacy and emerging;

•	Our position as a research company with broad consulting capabilities;

•	Our position as a consulting firm with research analysts;

•	The timely delivery of information;

•	The ability to offer products that meet changing market needs at competitive prices; and

•	Our superior customer service.

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

INTELLECTUAL PROPERTY

Our success has resulted in part from proprietary methodologies, software, reusable knowledge capital and other intellectual property rights. We rely on a combination of copyright, patent, trademark, trade secret, confidentiality, non-compete and other contractual provisions to protect our intellectual property rights. We have policies related to confidentiality and ownership and to the use and protection of Gartner’s intellectual property, and we also enter into agreements with our employees as appropriate.

We recognize the value of our intellectual property in the marketplace and vigorously identify, create and protect it.

EMPLOYEES

As of December 31, 2004, we had 3,625 employees, of which 661 were located at our headquarters in Stamford, Connecticut; 1,649 were located at our other facilities in the United States; and 1,315 were located outside of the United States. Our employees may be subject to collective bargaining agreements at a company or industry level in those countries where this is part of the local labor law or practice. We have experienced no work stoppages and consider our relations with our employees to be favorable. In December 2004, we announced a restructuring plan that included a severance charge of $5.9 million as part of a workforce reduction as we continue to align our business resources with revenue expectations. Pursuant to that plan, during the fourth quarter of Calendar 2004, we reduced our workforce by 40 employees, or approximately 1% of our total workforce as of December 31, 2004. We expect additional reductions to occur during the first quarter of Calendar 2005, which will result in an additional severance charge estimated at between $5.0 to $6.0 million.

AVAILABLE INFORMATION

Our Internet address is www.gartner.com and the investor relations section of our Web site is located at www.gartner.com/investors. We make available free of charge, on or through the investor relations section of our Web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Also available at www.gartner.com/investors is information relating to our corporate governance. This includes (i) CEO & CFO Code of Ethics which applies to our Chief Executive Officer, Chief Financial Officer, controller and other financial managers, (ii) Principles of Ethical Conduct which applies to all employees, (iii) Governance Guidelines, the corporate governance principles that have been adopted by our Board and (iv) charters for each of the Board’s committees. This information is also available in print to any shareholder who requests it by writing to Investor Relations, Gartner, Inc., 56 Top Gallant Road, Stamford, CT 06902.

ITEM 2. PROPERTIES.

Our corporate headquarters is located in approximately 213,000 square feet of leased office space in three buildings located in Stamford, Connecticut, USA. These facilities accommodate research and analysis, marketing, sales, client support, production and corporate administration. The leases on these facilities expire in 2010. We have a significant presence in the United Kingdom with approximately 72,000 square feet of leased office space in two buildings located in Egham, UK, for which the leases expire in 2020 and 2025, respectively. We have an additional 36 domestic and 50 international locations that support our research and analysis, domestic and international sales efforts and other functions. As part of our continuing effort to adjust our office space as needs change, we announced plans to reduce our office space in San Jose, California by consolidating employees from two buildings into one building in the second or third quarter of Calendar 2005, which we estimate will result in a charge from $6.0 to $7.0 million. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of February 28, 2005, there were approximately 200 holders of record of our Class A Common Stock and approximately 3,029 holders of record of our Class B Common Stock. Our Class A and Class B Common Stock trade on the New York Stock Exchange under the symbols IT and ITB, respectively. The Class B Common Stock is identical in all respects to the Class A Common Stock, except that the Class B Common Stock is entitled to elect at least 80% of the members of our Board of Directors.

In February 2005, we announced that the Board of Directors approved the combination of our Class A and Class B Common Stock. The combination is subject to stockholder approval at our annual meeting to take place in the late spring or early summer of 2005.

The following table sets forth the high and low closing prices for our Class A Common Stock and Class B Common Stock as reported on the New York Stock Exchange for the periods indicated.

CLASS A COMMON STOCK

	2004		2003
	High	Low	High	Low

Quarter ended March 31	$11.85	$11.00	$9.68	$6.76
Quarter ended June 30	$13.38	$11.70	$8.32	$6.45
Quarter ended September 30	$13.17	$11.25	$12.60	$7.50
Quarter ended December 31	$12.85	$11.43	$13.75	$11.12

CLASS B COMMON STOCK

	2004		2003
	High	Low	High	Low

Quarter ended March 31	$11.61	$10.80	$9.80	$6.83
Quarter ended June 30	$12.97	$11.52	$8.38	$6.85
Quarter ended September 30	$12.92	$11.17	$12.30	$7.48
Quarter ended December 31	$12.49	$11.33	$12.99	$10.70

We did not purchase shares of our common stock for treasury during the fourth quarter of Calendar 2004. However, see “Executive Summary of Operations and Financial Position” in Item 7 for a discussion of shares repurchased during the first three-quarters of Calendar 2004.

The equity compensation plan information set forth in Part III, Item 12 of this Form 10-K is hereby incorporated by reference into this Part II, Item 5.

DIVIDEND POLICY

We currently do not pay cash dividends on our Class A or Class B Common Stock. While subject to periodic review, the current policy of our Board of Directors is to retain all earnings primarily to provide funds for continued growth. Our Credit Agreement, dated August 12, 2004, contains a negative covenant, which may limit our ability to pay dividends. In addition, our Amended and Restated Security Holders Agreement with Silver Lake Partners, L.P. requires us to obtain Silver Lake’s consent prior to declaring or paying dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

We changed our fiscal year-end from September 30 to December 31, effective January 1, 2003. References to Transition 2002, unless otherwise indicated, refer to the three-month transitional period ended December 31, 2002. References to Fiscal 2002 and Fiscal 2001, unless otherwise indicated, are to the respective fiscal year period from October 1 through September 30. References to Calendar 2004, Calendar 2003, and Calendar 2002, unless otherwise indicated, are to the respective twelve-month period from January 1 through December 31. We have included unaudited Statement of Operations Data for Calendar 2002 for informational purposes. This data was derived from Fiscal 2002 information, adjusted by information from Transition 2002 and the first quarter of Fiscal 2002. All of the information was derived from our audited financial statements included herein or in submissions of our Form 10-K in prior years. The selected financial data should be read in conjunction with our consolidated financial statements and related notes.

	Calendar Year		Transition		Fiscal Year Ended September 30,
(In thousands, except per share data)	2004	2003	2002	2002	2002	2001	2000

STATEMENT OF OPERATIONS DATA
Revenues:
Research	$480,486	$466,907	$486,967	$120,038	$496,403	$535,114	$509,781
Consulting	259,419	258,628	276,059	58,098	273,692	276,292	216,667
Events	138,393	119,355	109,694	47,169	121,991	132,684	108,589
Other	15,523	13,556	14,873	4,509	15,088	18,794	27,414

Total revenues	893,821	858,446	887,593	229,814	907,174	962,884	862,451
Operating income (loss)	42,659	47,333	49,541	(12,886)	96,183	42,043	84,131
Income (loss) from continuing operations	16,889	23,589	15,118	(14,418)	48,423	(691)	53,124
Loss from discontinued operation	—	—	—	—	—	(65,983)	(27,578)
Net income (loss)	$16,889	$23,589	$15,118	$(14,418)	$48,423	$(66,674)	$25,546

PER SHARE DATA
Basic income (loss) per share:
from continuing operations	$0.14	$0.26	$0.18	$(0.18)	$0.58	$(0.01)	$0.61
from discontinued operation	—	—	—	—	—	(0.77)	(0.31)

	$0.14	$0.26	$0.18	$(0.18)	$0.58	$(0.78)	$0.30

Diluted income (loss) per share:
from continuing operations	$0.13	$0.25	$0.18	$(0.18)	$0.46	$(0.01)	$0.59
from discontinued operation	—	—	—	—	—	(0.77)	(0.28)

	$0.13	$0.25	$0.18	$(0.18)	$0.46	$(0.78)	$0.31

Weighted average shares outstanding
Basic	123,603	91,123	83,329	81,379	83,586	85,862	86,564
Diluted	126,326	92,579	85,040	81,379	130,882	85,862	97,889

OTHER DATA
Cash, cash equivalents and marketable equity securities	$160,126	$229,962	$109,657	$109,657	$124,793	$40,378	$97,102
Total assets	861,194	918,732	808,909	808,909	814,003	835,148	972,361
Long-term debt	150,000	—	351,539	351,539	346,300	326,200	307,254
Stockholders’ equity (deficit)	130,048	374,790	(29,408)	(29,408)	(5,596)	(34,998)	74,820

The following items impact the comparability of our data from continuing operations:

•	During the third quarter of Calendar 2004, we completed a tender offer in which we repurchased approximately 11.3 million shares of our Class A common stock and 5.5 million shares of our Class B common stock. Additionally, we also repurchased approximately 9.2 million Class A shares from Silver Lake Partners and certain of its affiliates. We borrowed $200.0 million in connection with these purchases. During Calendar 2003, our long-term debt was converted into equity.

•	Other charges, which included costs for severance, excess facilities, impairment of long-lived assets and exit from certain non-core product lines, on a pre-tax basis, of $35.8 million for Calendar 2004, $29.7 million for Calendar 2003, $49.4 million for Calendar 2002, $32.2 million for Transition 2002, $17.2 million for Fiscal 2002, $46.6 million for Fiscal 2001, and $0 for Fiscal 2000.

•	Pre-tax charges for the impairment of investments of $3.0 million for Calendar 2004, $0.9 million for Calendar 2003, $4.2 million for Calendar 2002, $1.7 million for Transition 2002, $2.5 million for Fiscal 2002, $30.4 million for Fiscal 2001, and $0 for Fiscal 2000.

•	Pre-tax goodwill impairment charges of $2.7 million for Calendar 2004. In the same year, $3.1 million of foreign currency charges related to the closing of certain operations in South America.

•	Gains (losses) on investments or assets and associated insurance claims, on a pre-tax basis, of $5.5 million for Calendar 2003, $0.5 million for Calendar 2002, $1.3 million for Fiscal 2002, $(0.6) million for Fiscal 2001, and $29.6 million for Fiscal 2000.

•	A tax benefit of $14.5 million for Fiscal 2001 due to the utilization of foreign tax credits.

•	Calendar 2003, Fiscal 2002, and Fiscal 2001 have been adjusted to reflect the impact of $0.1 million, $0.1 million, and $0.5 million, respectively, of additional pension expense, net. The effect of the adjustments on each of the aforementioned previously reported annual financial statements was not material. See Note 3 – Correction of SFAS 87 Accounting Treatment in the Notes to the Consolidated Financial Statements for additional information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expect,” “should,” “could,” “believe,” ‘plan,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Factors That May Affect Future Results” below. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers should review carefully any risk factors described in our reports filed with the Securities and Exchange Commission.

OVERVIEW

With the convergence of IT and business, technology has become increasingly more important – not just to technology professionals, but also to business executives. We are an independent and objective research and advisory firm that helps IT and business executives use technology to build, guide and grow their enterprises.

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

We intend to maintain a balance between (1) pursuing opportunities and applying resources with a strict focus on growing our three core businesses and (2) generating profitability through a streamlined cost structure.

We have three business segments: research, consulting and events.

•	Research provides research content and advice for IT professionals, technology companies and the investment community in the form of reports and briefings, as well as peer networking services and membership programs designed specifically for CIOs and other senior executives.

•	Consulting consists primarily of consulting, measurement engagements and strategic advisory services (paid one-day analyst engagements) (“SAS”), which provide assessments of cost, performance, efficiency and quality focused on the IT industry.

•	Events consists of various symposia, conferences and exhibitions focused on the IT industry.

We believe the following business measurements are important performance indicators for our business segments:

Business Segment	BUSINESS MEASUREMENTS

Research	Contract value represents the value attributable to all of our subscription-related research products that recognize revenue on a ratable basis. Contract value is calculated as the annualized value of all subscription research contracts in effect at a specific point in time, without regard to the duration of the contract.
Client retention rate represents a measure of client satisfaction and renewed business relationships at a specific point in time. Client retention is calculated on a percentage basis by dividing our current clients, who were also clients a year ago, by all clients from a year ago.

Business Segment	BUSINESS MEASUREMENTS
Wallet retention rate represents a measure of the amount of contract value we have retained with clients over a twelve-month period. Wallet retention is calculated on a percentage basis by dividing the contract value of clients, who were clients one year earlier, by the total contract value from a year earlier. When wallet retention exceeds client retention, it is an indication of retention of higher-spending clients, or increased spending by retained clients, or both.
Number of executive program members represents the number of paid participants in executive programs.

Consulting	Consulting backlog represents future revenue to be derived from in-process consulting, measurement and strategic advisory services engagements.
Utilization rates represent a measure of productivity of our consultants. Utilization rates are calculated for billable headcount on a percentage basis by dividing total hours billed by total hours available to bill.
Billing Rate represents earned billable revenue divided by total billable hours.

Events	Number of events represents the total number of hosted events completed during the period.
Number of attendees represents the total number of people who attended events during the period.

ANNOUNCED ACQUISITION OF META GROUP, INC.

On December 27, 2004, we announced an agreement to acquire META Group, Inc. (“META”) in an all-cash transaction for $10.00 per share, or approximately $162 million, excluding transaction costs. META is a publicly owned, premier information technology and research firm based in Stamford, Connecticut with 715 employees. In 2004, META generated $141.5 million in revenue from 52 worldwide locations and had $90.8 million of assets at December 31, 2004. META trades on the NASDAQ National Market under the symbol “METG.” The Boards of Directors of both companies have approved the transaction, and on January 31, 2005, we announced that notice had been received from the Federal Trade Commission of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. META filed its definitive proxy statement with the SEC on February 17, 2005 and is scheduled to hold a special meeting of stockholders to approve the transaction on March 23, 2005. Closing of the transaction, which is subject to customary closing conditions, including approval by META’s stockholders, is expected to be effective April 1, 2005.

EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION

During Calendar 2004, we have continued to focus on stabilizing and then growing revenue in our core Research business. This continued focus began to yield the desired outcome during the latter half of Calendar 2003. We ended the latter half of Calendar 2003 with two consecutive quarters of sequential increases in contract value after seven consecutive quarters of sequentially decreasing contract value. Contract value increased sequentially again in the first quarter of Calendar 2004, decreased slightly during the second quarter of Calendar 2004, and increased sequentially again in both the third and fourth quarters of Calendar 2004. At December 31, 2004, contract value was $509.2 million, up 6% from the $482.2 million at December 31, 2003, with roughly half of the increase due to the effects of foreign currency. The $509.2 million contract value represents our highest contract value since the first quarter of Calendar 2002. Our Research client retention rate at December 31, 2004 increased to 80% from 78% at the prior year-end, while wallet retention increased to 95% from 89% over the same period.

Consulting revenue for Calendar 2004 was flat when compared to Calendar 2003, despite the impact of the realignment in which we reduced headcount when we exited certain practices and geographies. Excluding the effects of foreign currency exchange rates, revenues would have decreased approximately 4% in Calendar 2004 compared to Calendar 2003. Our Consulting business ended Calendar 2004 with the continuation of the positive trend that began in Calendar 2003, when we ended that year with two consecutive quarters of sequential increases in backlog after five consecutive quarters of sequential decreases. Due to the realignment, consulting backlog decreased to $91.7 million at March 31, 2004, but quickly increased to $97.7 million at June 30, 2004 and $103.4 million at September 30, 2004, as business ramped up in our areas of focus. We ended the year with a backlog of $111.8 million, a $12.1 million increase over December 31, 2003. The realignment has also had a positive impact on sub-optimal utilization rates and our lack of scale in some regions. During Calendar 2004, our average consultant utilization rates increased to approximately 63% as compared to 54% in the prior year, while billable headcount declined to 493 at December 31, 2004, compared to 526 at December 31, 2003.

Our Events business continues to deliver strong results. Our emphasis on managing the Events portfolio to retain our long-time successful events and introduce promising new events has resulted in substantially improved overall revenue performance, with Calendar 2004 revenue up 16% over the prior year, as well as same event revenue, up 19% over the prior year. We achieved these results while the number of events declined, with 56 held during Calendar 2004 as compared to 57 held in Calendar 2003.

During Calendar 2004, we repurchased a significant number of shares of our Class A and Class B Common Stock. During the first half of Calendar 2004, we repurchased 413,225 shares of our Class A Common Stock and 114,600 shares of our Class B Common Stock at an aggregate cost of $6.1 million under our Stock Repurchase Program. During the third quarter of 2004, we completed a “Dutch Auction Tender Offer” in which we repurchased 11,339,019 shares of our Class A Common Stock and 5,505,489 shares of our Class B Common Stock at a purchase price of $13.30 and $12.50 per share, respectively. Additionally, we also repurchased 9,228,938 shares of our Class A Common Stock from Silver Lake Partners and certain of its affiliates (“Silver Lake”) at a purchase price of $13.30 per share. The total cost of these purchases was $346.2 million, including transaction costs of $3.8 million. In conjunction with the tender offer, our Board of Directors terminated the Stock Repurchase Program in June 2004.

In connection with the tender offer, in the third quarter of Calendar 2004, we borrowed $200.0 million under a five-year term loan facility, of which $10.0 million was repaid in the fourth quarter of Calendar 2004. We also obtained a $100.0 million, five-year revolving credit facility, of which $59.2 million was available at December 31, 2004. Subsequent to December 31, 2004, we entered into an amendment to our Credit Agreement covenant requirements which resulted in additional borrowing capacity under the revolving credit facility. As a result, the amended borrowing availability under the revolving credit facility would have been $96.5 million at December 31, 2004.

At December 31, 2004, we had a cash balance of $160.1 million compared to $230.0 million at December 31, 2003. In order to fund the purchase of META, we anticipate that we will use a combination of cash and our amended five-year revolving credit facility. In connection with funding the META transaction, the Company anticipates repatriating $52.0 million in cash earnings from its non-US subsidiaries in early 2005.

In February 2005, our Board of Directors approved the elimination of our classified Board structure. Additionally, as previously announced, the Board of Directors has approved the combination of our Class A and Class B Common Stock. Both of these items are subject to stockholder approval at our annual meeting of stockholders to take place in the late spring or early summer of 2005.

During the fourth quarter of Calendar 2003, we made a significant change to our capital structure. Our 6% convertible notes were converted into Class A Common Stock. This eliminated all of our outstanding debt at that time and the related interest expense.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

Our quarterly and annual revenue, operating income, and cash flow fluctuate as a result of many factors, including: the timing of Symposia, our flagship event that normally occurs during the fourth calendar quarter, and other events; the amount of new business generated; the mix of domestic and international business; changes in market demand for our products and services; changes in foreign currency rates; the timing of the development, introduction and marketing of new products and services; and competition in the industry. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires the application of appropriate accounting policies. Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements. Management considers the policies discussed below to be critical to an understanding of our financial statements because their application requires complex and subjective judgments and estimates. Specific risks for these critical accounting policies are described below.

Revenue recognition – We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), and SAB No. 104, Revenue Recognition (“SAB 104”). Revenue by significant source is accounted for as follows:

•	Research revenues are derived from subscription contracts for research products. Revenues from research products are deferred and recognized ratably over the applicable contract term;

•	Consulting revenues are based primarily on fixed fees or time and materials for discrete projects. Revenues for such projects are recognized as work is delivered and/or services are provided and are evaluated on a contract by contract basis;

•	Events revenues are deferred and recognized upon the completion of the related symposium, conference or exhibition; and

•	Other revenues, principally software licensing fees, are recognized when a signed non-cancelable software license exists, delivery has occurred, collection is probable, and the fees are fixed or determinable. Revenue from software maintenance is deferred and recognized ratably over the term of the maintenance agreement, which is typically twelve months.

•	The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that have a 30-day cancellation clause, but have not produced material cancellations to date. It is our policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue, since the contract represents a legally enforceable claim. For those government contracts that permit termination, we bill the client the full amount billable under the contract but only record a receivable equal to the earned portion of the contract. In addition, we only record deferred revenue on these government contracts when cash is received. Deferred revenues attributable to government contracts were $40.9 million and $38.6 million at December 31, 2004 and December 31, 2003, respectively. In addition, at December 31, 2004 and December 31, 2003, we had not recognized uncollected receivables or deferred revenues, relating to government contracts that permit termination, of $4.2 and $6.6 million, respectively.

Uncollectible fees receivable – Provisions for bad debts are recognized as incurred. The measurement of likely and probable losses and the allowance for uncollectible fees receivable is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires material estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of fees receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients’ liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due, and the effectiveness of our collection efforts. The following table provides our total fees receivable, along with the related allowance for losses (in thousands):

	December 31,
	2004	2003

Total fees receivable	$266,139	$275,122
Allowance for losses	(8,450)	(9,000)

Fees receivable, net	$257,689	$266,122

Impairment of goodwill and other intangible assets – The evaluation of goodwill is performed in accordance with Statement of Financial Accounting Standards No. 142, - “Goodwill and Other Intangible Assets” (”SFAS 142”). Among other requirements, this standard eliminated goodwill amortization upon adoption and requires ongoing annual assessments of goodwill impairment. The evaluation of other intangible assets is performed on a periodic basis. These assessments require management to estimate the fair values of our reporting units based on estimates of future business operations and market and economic conditions in developing long-term forecasts. If we determine that the fair value of any reporting unit is less than its carrying amount, we must recognize an impairment charge, for the associated goodwill of that reporting unit, to earnings in our financial statements. Goodwill is evaluated for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger a review for impairment include the following:

•	Significant under-performance relative to historical or projected future operating results;

•	Significant changes in the manner of our use of acquired assets or the strategy for our overall business;

•	Significant negative industry or economic trends;

•	Significant decline in our stock price for a sustained period; and

•	Our market capitalization relative to net book value.

Due to the numerous variables associated with our judgments and assumptions relating to the valuation of the reporting units and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty, and as additional information becomes known, we may change our estimates. During 2004, we recorded an impairment charge of $0.7 million in the first quarter relating to goodwill associated with certain operations in South America that were closed, and in the fourth quarter we recorded a goodwill impairment charge of $2.0 million related to the exit from certain non-core product lines.

Accounting for income taxes – As we prepare our consolidated financial statements, we estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating our current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We record a valuation allowance to reduce our deferred tax assets when future realization is in question. We consider the availability of loss carryforwards, existing deferred tax liabilities, future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged against income in the period such determination was made.

Contingencies and other loss reserves and accruals – We record accruals for severance costs, lease costs associated with excess facilities, contract terminations and asset impairments as a result of actions we undertake to streamline our organization, reposition certain businesses and reduce ongoing costs. Estimates of costs to be incurred to complete these actions, such as future lease payments, sublease income, the fair value of assets, and severance and related benefits, are based on assumptions at the time the actions are initiated. To the extent actual costs differ from those estimates, reserve levels may need to be adjusted. In addition, these actions may be revised due to changes in business conditions that we did not foresee at the time such plans were approved. During the fourth quarter of Calendar 2004, we revised our previous estimates for costs and losses associated with excess facilities due to declines in market rates for expected sublease income and revised expected periods of sublease. As a result of these revised estimates, we recorded a charge for excess facilities of $2.3 million, which was included in Other charges along with severance, impairment, and other costs. Additionally, we record accruals for estimated incentive compensation costs during each year. Amounts accrued at the end of each reporting period are based on our estimates and may require adjustment as the ultimate amount paid for these incentives are sometimes not known until after year end.

Impairment of investment securities – A charge to earnings is made when a market decline below cost is other than temporary. Management regularly reviews each investment security for impairment based on criteria that include: the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, the valuation of comparable companies and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. We own equity securities through two limited partnerships, SI Venture Associates (“SI I”) and SI Venture Fund II (“SI II”), which are venture capital funds engaged in making investments in early to mid-stage IT-based or Internet-enabled companies. At December 31, 2004, we owned 100% of SI I and 22% of SI II. In the fourth quarter of Calendar 2004, we made the decision to liquidate SI I and to sell our interest in SI II. In addition, in the fourth quarter of Calendar 2004, we recorded a charge of $1.5 million related to the liquidation of SI I, which included $0.8 million for the write-down of the investment and $0.7 million in related shutdown charges. No charges were recorded on SI II in the fourth quarter of Calendar 2004 related to the planned sale since the carrying value of the investment approximates its net realizable value. In the third quarter of Calendar 2004, we recorded a non-cash charge of $2.2 million related to the transfer of our investment in TruSecure to SI II, as well as a decrease in our ownership percentage in SI II of seven hundred basis points. As a result of this transfer and the decrease in ownership, we were relieved of all future capital calls, which had totaled $4.0 million.

Total investments in equity securities were $7.0 million at December 31, 2004 and $10.9 million at December 31, 2003 (see Note 5 – Investments in the Notes to the Consolidated Financial Statements).

CHANGE IN FISCAL YEAR

On October 30, 2002, we announced that our Board of Directors had approved a change of our fiscal year-end from September 30 to December 31, effective January 1, 2003. This change resulted in a three-month transitional period ending December 31, 2002. References to Transition 2002, unless otherwise indicated, refer to the three-month transitional period ended December 31, 2002. References to Fiscal 2002 and Fiscal 2001, unless otherwise indicated, are to the respective fiscal year period from October 1 through September 30. References to Calendar 2004, Calendar 2003, and Calendar 2002, unless otherwise indicated, are to the respective twelve-month period from January 1 through December 31.

RESULTS OF OPERATIONS

CALENDAR 2004 VERSUS CALENDAR 2003

Total revenues increased 4% to $893.8 million during Calendar 2004 from $858.4 million during Calendar 2003.

•	Research revenues increased 3% in Calendar 2004 to $480.5 million, compared to $466.9 million in Calendar 2003, and comprised approximately 54% of total revenues in both Calendar 2004 and Calendar 2003.

•	Consulting revenues in Calendar 2004 of $259.4 were up slightly compared to the $258.6 in Calendar 2003, and comprised approximately 29% and 30% of total revenues in Calendar 2004 and Calendar 2003, respectively.

•	Events revenues were $138.4 million in Calendar 2004, an increase of 16% from the $119.4 million in Calendar 2003, and comprised approximately 15% of total revenues in Calendar 2004 versus 14% in Calendar 2003.

•	Other revenues, consisting principally of software licensing and maintenance fees, increased 15% to $15.5 million in Calendar 2004 from $13.6 million in Calendar 2003.

The effects of foreign currency translation had approximately a 3% positive effect on total revenues for Calendar 2004 compared to Calendar 2003. Excluding the positive effects of foreign currency translation, revenues would have increased approximately 1%. See the Segment Results section below for a further discussion of segment revenues.

Revenues increased in all regions. Revenues from sales to United States and Canadian clients increased 4% to $559.4 million in Calendar 2004 from $535.7 million in Calendar 2003. Revenues from sales to clients in Europe, the Middle East and Africa (“EMEA”) increased 4% to $263.0 million in Calendar 2004 from $252.3 million in Calendar 2003. Revenues from sales to clients in other international regions increased 1% to $71.4 million in Calendar 2004 from $70.5 million in Calendar 2003.

Cost of services and product development increased 6% during Calendar 2004 to $434.5 million from $410.7 million during Calendar 2003. Excluding the effects of foreign currency translation, cost of services and product development would have increased by 2%, primarily due to increased investment in our core Research business. Growth in our Executive Programs and Events businesses also contributed to higher costs in Calendar 2004. As a percentage of sales, cost of services and product development increased to 48.6% from 47.8% in the prior year period. Cost of services and product development in Calendar 2004 benefited from the reversal of $3.5 million of prior years’ incentive compensation.

Selling, general and administrative expenses increased 5%, to $349.8 million during Calendar 2004 from $333.4 million during Calendar 2003. SG&A would have increased by approximately 2% excluding the negative effects of foreign currency translation. As a percentage of sales, SG&A expense increased slightly in Calendar 2004, to 39.1% of sales from 38.8% in Calendar 2003. SG&A expenses benefited during Calendar 2004 from the reversal of $3.3 million of prior years’ incentive compensation, as well as a reduction in the allowance for doubtful accounts of $3.7 million due to increased collections and a decline in bad debt write-offs as a percentage of sales.

Depreciation expense for Calendar 2004 decreased 23% to $27.7 million, compared to $36.0 million for Calendar 2003. The decrease was due to a reduction in capital spending during Calendar 2004, Calendar 2003 and Calendar 2002 relative to the capital spending during Fiscal 2001 and 2000, which led to a decrease in depreciation expense.

Amortization of intangibles decreased 46% when comparing Calendar 2004 to Calendar 2003 due to certain intangible assets having been fully amortized since the third quarter of Calendar 2003.

Goodwill impairments were $2.7 million in Calendar 2004 compared to $0 in Calendar 2003, reflecting the write-off of goodwill related to the closing of certain operations in Latin America and other non-core product lines.

Other charges during the fourth quarter of Calendar 2004 were $11.9 million, of which $5.9 million was for severance and benefits related to a workforce reduction of 40 employees. We expect additional workforce reductions to occur during the first quarter of Calendar 2005 which will result in an additional severance and benefits charge estimated at between $5.0 million and $6.0 million. Other charges of $4.3 million during the third quarter of Calendar 2004 primarily included severance costs associated with the departure of our President and our former CEO of $3.1 million and $0.8 million, respectively. Other charges of $9.1 million during the second quarter of Calendar 2004 included $3.8 million of severance costs associated with the departure of our former CEO, as well as $5.3 million of costs associated with the termination of 30 employees. During the first quarter of Calendar 2004, other charges of $10.5 million were primarily associated with a realignment of our workforce. This workforce realignment was a continuation of the action plan initiated during the fourth quarter of Calendar 2003 and resulted in the termination of 132 employees, or approximately 4% of our workforce, bringing the total terminations associated with the action plan to 262 employees. We expect payments associated with the workforce reduction to be substantially completed by the end of the second quarter of Calendar 2005. We are funding these costs out of existing cash.

For all of Calendar 2004, we recorded total charges of $29.7 million related to the realignment of our workforce, including costs of $7.7 million related to the departure of our President and our former CEO. The realignment resulted in the termination of 203 employees for the full year. The annualized savings from the termination of these employees would be approximately $23.3 million. However, we plan to reinvest a significant portion of these savings into improving our products, processes, and infrastructure to help drive future growth.

Additionally, during the fourth quarter of Calendar 2004, we revised our estimates of previously recorded costs and losses associated with excess facilities and recorded $2.3 million of additional provisions. The revised estimate was due to a decline in market lease rates for expected subleases, as well as a reduction in estimated periods of subleases. We also recorded a charge of $1.9 million in the fourth quarter of Calendar 2004 related to the abandonment of certain internal systems, and $1.8 million for charges related to the exit from certain international and other non-core operations. As part of our continuing effort to adjust our office space as needs change, we have announced plans to reduce our office space in San Jose, California by consolidating employees from two buildings into one building in the second or third quarter of Calendar 2005, which we estimate will result in a charge ranging from $6.0 to $7.0 million.

In the first quarter of Calendar 2005, we plan to restructure certain international operations, which we estimate will result in a charge ranging from $4.0 million to $5.0 million.

Other charges of $29.7 million during Calendar 2003 were for costs for employee severance and benefits associated with workforce reductions initiated under two separate actions, $5.4 million during the first quarter of Calendar 2003 and $14.6 million during the fourth quarter of Calendar 2003. Additionally, during the fourth quarter of Calendar 2003, we revised our estimates of previously recorded costs and losses associated with excess facilities and recorded $9.7 million of additional provisions. The revised estimate was due to a decline in market lease rates for expected subleases, as well as a reduction in estimated periods of subleases. The workforce reduction that occurred during the first quarter of Calendar 2003 was a continuation of the action taken in Transition 2002, which resulted in the termination of 92 employees, or approximately 2% of our workforce. The purpose of this reduction was to reduce costs in underperforming segments. The workforce reduction that occurred during the fourth quarter of Calendar 2003 resulted in the termination of 130 employees, or approximately 3% of our workforce. The purpose of this workforce reduction was part of an effort to streamline operations, strengthen key consulting practices, and align our organizational structure to focus on client needs.

Gain (loss) on investments, net during Calendar 2004 was a loss of $3.0 million. In the fourth quarter of Calendar 2004, we recorded a charge of $0.8 million related to the liquidation of SI I. In addition, we recorded an additional charge of $0.7 million in related liquidation costs, which is recorded in Other charges. In the third quarter of Calendar 2004, we recorded a charge of $2.2 million for the transfer of our investment in TruSecure to SI II, as well as a decrease in our ownership percentage in SI II of seven hundred basis points. As a result of this transfer and the decrease in ownership, we were relieved of all future capital calls, which had totaled $4.0 million. See Note 5 – Investments in the Notes to the Consolidated Financial Statements for additional information.

Gain (loss) on investments, net of $4.7 million during Calendar 2003 includes a $5.5 million insurance recovery received during Calendar 2003 associated with previously incurred losses arising from the sale of a business. Gain (loss) on investments, net during Calendar 2003 also includes an impairment loss of $0.9 million associated with a minority-owned investment not publicly traded. We evaluated the investment for impairment because of the investee’s recapitalization due to its lack of capital resources to redeem its mandatorily redeemable equity, which led us to write the investment down to our estimate of fair value.

The conversion of our outstanding convertible debt to equity during the fourth quarter of 2003 decreased our interest expense. However, due to the new credit agreement signed in the third quarter of 2004, interest expense will increase in the future.

Other (expense), net for Calendar 2004 of $3.9 million includes the non-cash write-off of $3.1 million of accumulated foreign currency translation adjustments associated with certain of our operations in South America that we have closed. As a result of this decision we were required to reclassify these currency adjustments that have been accumulated within equity to earnings, in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation.” Other income, net for Calendar 2003 of $0.5 million consists primarily of net foreign exchange gains.

Provision for income taxes was 51.0% and 33.4% of income before income taxes for Calendar 2004 and 2003, respectively. The increase in the effective tax rate for Calendar 2004, as compared to that of Calendar 2003, reflects the impact of a charge for planned repatriation of foreign earnings in Calendar 2005 at a one-time favorable tax rate pursuant to the Jobs Creation Act of 2004. It also reflects the impact of certain non-deductible book charges for workforce reductions, excess facilities, asset impairments, and losses on capital investments. These additional charges are partially offset by the release of valuation allowance on foreign tax credits. Excluding these other charges, the effective tax rate would have been 32.7% in Calendar 2004, as compared to 33% in Calendar 2003.

SEGMENT RESULTS

We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain selling, general and administrative expenses, depreciation, amortization of intangibles, goodwill impairments, and other charges. Gross contribution margin is defined as gross contribution as a percentage of revenues.

Research

Research revenues increased 3% when comparing Calendar 2004 and Calendar 2003, but excluding the favorable effects of foreign currency exchange rates, revenue was flat.

Research gross contribution of $292.7 million for Calendar 2004 decreased slightly from the $292.9 million for Calendar 2003, while gross contribution margin for Calendar 2004 decreased to 61% from 63% in the prior year. The decrease in the gross contribution margin in Calendar 2004 was primarily due to increased revenues from our executive programs, which have lower margins than our core subscription products, as well as continued investment in our people, products, and processes required to provide Research growth.

Research contract value, an indicator of future research revenue, was $509.2 million at December 31, 2004, an increase of 6% from $482.2 million at December 31, 2003, with roughly half of the increase due to the effects of foreign currency. The research contract value of $509.2 million at December 31, 2004 represents our highest reported contract value since the first quarter of Calendar 2002. During this period, we have been focused on stabilizing and then growing revenue in our core Research business. This continued focus began to yield the desired outcome during the latter half of Calendar 2003. We ended the latter half of 2003 with two consecutive quarters of sequential increases in contract value after seven consecutive quarters of sequentially decreasing contract value. Contract value increased sequentially again in the first quarter of Calendar 2004, decreased slightly during the second quarter of Calendar 2004, and increased sequentially again in both the third and fourth quarters of Calendar 2004.

At December 31, 2004, our client retention rates increased 2 percentage points to 80% as compared to the same measure at December 31, 2003. Wallet retention increased 6 percentage points during Calendar 2004 to 95%. While wallet retention rates held steady or climbed over the four quarters of Calendar 2004, client retention dipped slightly in the first quarter and then climbed for the remainder of the year. Our Executive Program membership was 2,708 at December 31, 2004, up 16% from 2,332 at December 31, 2003, which is attributed to new business growth in North America and EMEA, as well as improved renewal rates.

Consulting

Consulting revenues of $259.4 for Calendar 2004 were up slightly when compared to the $258.6 million in Calendar 2003. Excluding the effects of foreign currency exchange rates, revenues would have decreased approximately 4% in Calendar 2004 compared to Calendar 2003. Adjusted for currency effects, Consulting revenue decreased compared to the prior year as a result of our realignment of our business to exit certain less profitable consulting practices and geographies.

Consulting gross contribution of $92.7 million for Calendar 2004 increased 7% from the $86.8 million for Calendar 2003, while gross contribution margin for Calendar 2004 increased to 36% from 34% in the prior year. The increase in the gross contribution margin was primarily attributable to higher consultant utilization rates, which were approximately 63% during Calendar 2004 as compared to approximately 54% during Calendar 2003, as the effects of the realignment were realized, and the reduction in our billable headcount to 493 at December 31, 2004 as compared to 526 at December 31, 2003, a 6% decrease. Our billable rate was $327.00 per hour in Calendar 2004, a 7% increase from the $306.00 rate in Calendar 2003, which is due to more efficient use of staff globally and a higher billable rate in EMEA due to the effects of foreign exchange.

Consulting backlog increased 12% to $111.8 million at December 31, 2004, compared to $99.7 million at December 31, 2003. Our Consulting business ended Calendar 2004 with the continuation of the positive trend that began in Calendar 2003, when we ended that year with two consecutive quarters of sequential increases in backlog after five consecutive quarters of sequential decreases. Due to the realignment in which we exited certain practices and geographies, consulting backlog decreased to $91.7 million at March 31, 2004, but increased to $97.7 million at June 30, 2004 and $103.4 million at September 30, 2004, as business ramped up in our areas of focus.

Events

Events revenues increased 16% to $138.4 million for Calendar 2004, compared to $119.4 million for Calendar 2003. Changes in foreign currency exchange rates had approximately a 2% favorable impact on revenues when comparing Calendar 2004 to Calendar 2003. Revenues have increased despite having one less event during Calendar 2004 as compared to Calendar 2003, with 56 and 57 events, respectively. Revenue for Calendar 2004 increased due to higher attendance and higher average exhibitor revenue, resulting in higher average revenue per event in our recurring events. Attendance at Events increased to 30,999 in Calendar 2004 from 27,547 in Calendar 2003, a 12.5% increase, which is attributed to the popularity of the topics offerred.

Gross contribution of $69.5 million for Calendar 2004 was 24% higher than the $56.0 million recorded in Calendar 2003. As a percentage of revenues, gross contribution increased to 50% during Calendar 2004 from 47% during Calendar 2003. The increase in gross contribution margin was due to the mix of events as well as lower personnel and marketing costs. Also, during 2003, we invested more in marketing and promoting our events to maintain our attendance levels during a weak economy, especially in the technology sector.

CALENDAR 2003 VERSUS CALENDAR 2002

Total revenues decreased 3% to $858.4 million during Calendar 2003 from $887.6 million during Calendar 2002.

•	Research revenues decreased 4% in Calendar 2003 to $466.9 million, compared to $487.0 million in Calendar 2002, and comprised approximately 54% and 55% of total revenues in Calendar 2003 and Calendar 2002, respectively.

•	Consulting revenues decreased 6% to $258.6 million in Calendar 2003, compared to $276.1 million in Calendar 2002, and comprised approximately 30% and 31% of total revenues in Calendar 2003 and Calendar 2002, respectively.

•	Events revenues were $119.4 million in Calendar 2003, an increase of 9% from the $109.7 million in Calendar 2002, and comprised approximately 14% of total revenues in Calendar 2003 versus 12% in Calendar 2002.

•	Other revenues, consisting principally of software licensing and maintenance fees, decreased 9% to $13.6 million in Calendar 2003 from $14.9 million in Calendar 2002.

While revenues declined in the United States and Canada region, they increased in our EMEA and the Other International regions. Revenues from sales to United States and Canadian clients decreased 7% to $535.7 million in Calendar 2003 from $576.5 million in Calendar 2002. Revenues from sales to clients in the EMEA region increased 5% to $252.3 million in Calendar 2003 from $241.3 million in Calendar 2002. Revenues from sales to clients in Other International regions increased 1% to $70.5 million in Calendar 2003 from $69.8 million in Calendar 2002.

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

Selling, general and administrative expenses decreased 4%, to $333.4 million during Calendar 2003 from $346.5 million during Calendar 2002. SG&A would have decreased by approximately 7% had it not been for the negative effect of foreign currency translation. The decrease in SG&A was primarily the result of lower sales commissions and our continued focus on streamlining our support organizations and restructuring efforts.

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

During Calendar 2002, other charges were $49.4 million. These charges were the result of two actions, one during the first quarter of Calendar 2002 amounting to $17.2 million, and the other occurring during the fourth quarter of Calendar 2002, or Transition 2002, amounting to $32.2 million. Of the charges occurring during the first quarter of Calendar 2002, $10.0 million related to costs and losses associated with the elimination of excess facilities, principally leasehold improvements and ongoing lease costs and losses associated with sub-lease arrangements. In addition, approximately $5.8 million of these charges were associated with our workforce reduction initiated during the first quarter of Calendar 2002 and were for employee termination severance and benefits. This workforce reduction resulted in the termination of 92 employees, or approximately 2% of our workforce at that time. We expect the payments associated with the workforce reduction to be completed by the end of the first quarter of 2004. The remaining $1.4 million of expenses recorded as other charges during the first quarter of Calendar 2002 relates to the impairment of certain database-related assets. Of the $32.2 million of charges during the fourth quarter of Calendar 2002, $13.3 million related to costs and losses associated with our elimination of excess facilities, principally leased facilities and ongoing lease costs and losses associated with sub-lease arrangements. The remaining $18.9 million of these charges related to severance payments and related benefits associated with a workforce reduction, which included $0.6 million of non-cash compensation. This workforce reduction resulted in the elimination of approximately 175 positions, or approximately 4% of our workforce at the time.

Gain (loss) on investments, net during Calendar 2003 includes a $5.5 million insurance recovery received during Calendar 2003 associated with previously incurred losses arising from the sale of a business. Gain (loss) on investments, net during Calendar 2003 also includes an impairment loss of $0.9 million associated with a minority-owned investment not publicly traded. We evaluated the investment for impairment because of the investee’s recapitalization due to its lack of capital resources to redeem its mandatorily redeemable equity, which led us to write the investment down to our estimate of fair value. The loss on investments during Calendar 2002 was caused primarily by the recognition of impairment losses related to equity securities owned by us through two limited partnerships, SI Venture Associates (“SI I”) and SI Venture Fund II (“SI II”). SI I and SI II are venture capital funds engaged in making investments in early to mid-stage IT-based or Internet-enabled companies. At December 31, 2002 we owned 100% of SI I and 34% of SI II. See Note 5 – Investments in the Notes to the Consolidated Financial Statements for a further discussion of the gains and losses on investments.

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

SEGMENT RESULTS

We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain selling, general and administrative expenses, depreciation, amortization of intangibles, goodwill impairments, and other charges. Gross contribution margin is defined as gross contribution as a percentage of revenues.

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

Research contract value, an indicator of future research revenue, was $482.2 million at December 31, 2003, a decrease of 1% from $489.0 million at December 31, 2002. However, research contract value increased sequentially during both the third and fourth quarters of Calendar 2003 from $468.5 million at June 30, 2003 and $469.6 million at September 30, 2003. Prior to these sequential increases during Calendar 2003, contract value had decreased sequentially for five consecutive quarters. At December 31, 2003, our client retention rates increased 4 percentage points to 78% as compared to the same measure at December 31, 2002. Wallet retention increased 8 percentage points during Calendar 2003 to 89%. The client and wallet retention rates increased steadily over the four quarters of Calendar 2003.

Consulting

Consulting revenues decreased 6% during Calendar 2003 to $258.6 million from $276.1 million for Calendar 2002. Foreign currency exchange rates had a positive impact of approximately 5% during Calendar 2003. The decrease in revenues was caused by lower utilization. Billable headcount for our Consulting business as of December 31, 2003 increased to 526 at December 31, 2003 as compared to 459 at December 31, 2002.

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

Events

Events revenues increased 9% to $119.4 million for Calendar 2003, compared to $109.7 million for Calendar 2002. Changes in foreign currency exchange rates had approximately a 5% favorable impact on revenues when comparing Calendar 2003 to Calendar 2002. Revenues have increased slightly despite having nine fewer events during Calendar 2003 as compared to Calendar 2002. The average revenue per event increased during Calendar 2003 due to the strong performance of our recurring events, as well as the addition of new events during Calendar 2003 that had higher revenues than the events that were eliminated.

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

LIQUIDITY AND CAPITAL RESOURCES

Calendar 2004

Cash provided by operating activities during Calendar 2004 totaled $48.3 compared to $136.3 million in Calendar 2003. The net decrease in cash flow from operating activities of $88.0 million was due to several factors. We paid $27.0 million in bonuses during 2004 compared to zero in Calendar 2003. No bonuses were paid during Calendar 2003 as they had previously been paid during the quarter ended December 31, 2002 but are now being paid during the first half of the year as a result of our change in fiscal year that became effective January 1, 2003. As a result, the 2003 bonuses were paid in Calendar 2004. Further, we paid a portion of our 2004 bonuses in the third quarter of 2004 in accordance with the current year corporate bonus plan. Additionally, cash from operating activities declined because we paid approximately $14.0 million more in severance during Calendar 2004 than in Calendar 2003. The net decrease in cash flow from operating activities was also due to the accelerated collection of receivables in Calendar 2003 which improved operating cash flow in that year by approximately $26.0 million, which was not repeated in Calendar 2004. Lastly, approximately $15.0 million of certain accrued liabilities booked in the fourth quarter of Calendar 2003 were paid in the first quarter of 2004.

Cash used in investing activities increased to $29.0 million during Calendar 2004 as compared to $25.4 million for Calendar 2003. The increase was primarily due to $3.9 million we prepaid related to the acquisition of META. Capital expenditures in Calendar 2004 of $25.1 million were 15% lower than the $28.9 million in Calendar 2003. During Calendar 2003, we received an insurance recovery of $5.5 million, and we funded $2.0 million of our capital commitment to SI II.

Cash used by financing activities totaled $97.3 million for Calendar 2004, compared to $3.0 million used in Calendar 2003. We purchased $352.3 million of our common stock for treasury during Calendar 2004, of which $346.2 million represents the tender offer and Silver Lake repurchases, inclusive of related costs, as compared to $43.4 million during the prior year. We received proceeds from stock issued for stock plans of $67.8 million during Calendar 2004, as compared to $41.7 million during the prior year. This increase is a result of higher stock option exercises by our employees as increases in our stock price caused a significantly larger percentage of our vested stock options to be in the money during Calendar 2004 as compared to Calendar 2003. We borrowed $200 million related to the tender in the third quarter of Calendar 2004, receiving proceeds, net of debt issuance costs, of $197.2 million. We repaid $10 million of this debt in the fourth quarter of Calendar 2004.

At December 31, 2004, cash and cash equivalents totaled $160.1 million. The effect of exchange rates increased cash and cash equivalents by $8.1 million during Calendar 2004, and was due to the weakening of the U.S. dollar against certain foreign currencies, primarily the Euro and Sterling.

Calendar 2003

Cash provided by operating activities during Calendar 2003 was $136.3 million, compared to $145.8 million during Calendar 2002. The decrease was primarily due to lower cash-related earnings and a smaller decrease in receivables during Calendar 2003 compared to Calendar 2002. Cash-related earnings are income from continuing operations adjusted for the non-cash items included in income, such as depreciation and amortization, the accretion of interest and amortization of debt issue costs, along with other non-cash charges. Partially offsetting these decreases were higher bonus payments during Calendar 2002. Bonus payments were higher during Calendar 2002 due to our change in fiscal year from September 30 to December 31, effective January 1, 2003. Our Fiscal 2002 bonuses were paid during Transition 2002, or the fourth quarter of Calendar 2002, whereas, Calendar 2003 bonuses were paid during 2004.

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

Cash used in financing activities totaled $3.0 million for Calendar 2003, compared to $42.2 million for Calendar 2002. We purchased $43.4 million of common stock for treasury during Calendar 2003, as compared to $59.9 million during Calendar 2002 (see further discussion that follows under Stock Repurchases). We received proceeds of $41.7 million from the exercise of stock options and the purchase of stock by employees participating in the employee stock purchase plan during Calendar 2003, as compared to $17.9 million during the Calendar 2002.

At December 31, 2003, cash and cash equivalents totaled $230.0 million. The effect of exchange rates increased cash and cash equivalents by $12.4 million during Calendar 2003, and was due to the weakening of the U.S. dollar against certain foreign currencies.

Obligations and Commitments

We have a Credit Agreement that provides for a $200.0 million term A loan facility and a five-year, $100 million revolving credit facility. During the third quarter of 2004, we borrowed $200 million under the term A loan facility, receiving net proceeds after debt issuance costs of $197.2 million. In accordance with the requirements of the term A loan facility, we made a loan payment of $10.0 million in the fourth quarter of Calendar 2004. At December 31, 2004, there was $190 million outstanding on the term loan facility and $3.5 million of letters of credit outstanding under the revolving credit facility. Based on specified covenant requirements, our borrowing availability at December 31, 2004 under the revolving credit facility was $59.2 million. Subsequent to December 31, 2004, we entered into an amendment of the Credit Agreement covenant requirements that resulted in additional borrowing capacity under the revolving credit facility. As a result, the amended borrowing availability under the revolving credit facility would have been $96.5 million at December 31, 2004.

The facilities bear interest equal to LIBOR plus an applicable margin which varies based on specified leverage ratios. At December 31, 2004, the current interest rate was 3.59%. The term A loan facility is payable in equal quarterly installments over a five-year period ending August 12, 2009. The credit facilities are subject to mandatory prepayments from a portion of proceeds from asset sales and proceeds from certain future debt issuances. The credit agreement includes customary affirmative, negative and financial covenants primarily based on our financial results and other measures such as contract value. The facilities also include commitment fees on the unused portion of the revolving credit facility not subject to letters of credit.

On April 17, 2000, we issued, in a private placement transaction, $300.0 million of our unsecured 6% convertible subordinated notes due April 17, 2005 to Silver Lake and other noteholders. Interest accrued semi-annually by a corresponding increase in the face amount of the convertible notes. In October 2003, the notes were converted into 49,441,122 shares of Gartner Class A Common Stock. The conversion was in accordance with the original terms of the notes.

The determination of the number of shares issued upon conversion was based upon a $7.45 conversion price and a convertible note of $368.3 million, consisting of the original face amount of $300 million plus accrued interest of $68.3 million. The unamortized balances of debt issue costs of $2.8 million and debt discount of $0.3 million as of the conversion date were netted against the outstanding principal and interest balances, resulting in a $365.2 million increase to stockholders’ equity. Additionally, certain costs directly associated with the conversion, such as regulatory filings, banking and legal fees totaling $0.6 million were charged to equity.

The following table represents our contractual commitments at December 31, 2004 (in millions):

		Less Than	1 - 3	4 - 5	More Than
	Total	1 Year	Years	Years	5 Years

Operating leases	$206.9	$29.9	$44.0	$37.1	$95.9
Senior credit facility	190.0	40.0	80.0	70.0	—
Severance associated with workforce reductions	9.3	8.3	1.0	—	—
Miscellaneous service agreements	1.8	1.8	—	—	—
META acquisition obligation	1.7	1.7	—	—	—

Totals	$409.7	$81.7	$125.0	$107.1	$95.9

On December 27, 2004, we announced that we would acquire META in an all-cash transaction for $10.00 per share, or approximately $162.0 million, excluding transaction costs. While subject to regulatory and stockholder approvals, we expect the transaction to be effective April 1, 2005. The $1.7 million of META acquisition obligation in the table above relates to additional nonrefundable acquisition expenses that we are obligated to pay. In order to fund the purchase of META, we anticipate that we will use a combination of cash and our amended five-year revolving credit facility. In connection with funding the META transaction, we anticipate repatriating $52.0 million in cash earnings from our non-US subsidiaries in early 2005.

We believe that our existing cash balances, together with cash from our operating activities and the additional borrowing capacity under our amended five-year revolving credit facility, will be sufficient for our expected short-term and foreseeable long-term needs. We are currently evaluating the option of establishing long-term debt as a permanent part of our capital structure. However, there can be no assurances that such capital will be available to us or will be available on commercially reasonable terms.

Tender Offer

On August 10, 2004, we announced the final results of our Dutch auction tender offer. We repurchased approximately 11.3 million shares of our Class A Common Stock and 5.5 million shares of our Class B Common Stock at a purchase price of $13.30 and $12.50 per share, respectively.

Additionally, we repurchased 9.2 million Class A shares from Silver Lake and certain of its affiliates, which collectively owned approximately 44.4% of our Class A Common Stock and are affiliated with two members of our Board of Directors, at a purchase price of $13.30 per share. The total cost of the purchases was $346.2 million, including transaction costs of $3.8 million.

Stock Repurchases

In July 2001, our Board of Directors approved the repurchase of up to $75.0 million of Class A and Class B Common Stock. The Board of Directors subsequently increased the authorized stock repurchase program to a total authorization for repurchase of $200.0 million. On a cumulative basis at December 31, 2004, we have purchased $133.2 million of our stock under this stock repurchase program. In connection with the tender offer, the Board of Directors terminated the stock repurchase program in June 2004. The following table provides information related to our cumulative repurchases under this program:

					Total
	Class A Common Stock		Class B Common Stock		Cost of
		Average		Average	Shares
	Total Shares	Price Paid	Total Shares	Price Paid	Purchased
	Purchased	per Share	Purchased	per Share	(in thousands)

Fiscal 2001	2,318,149	$9.79	7,960	$9.50	$22,773
Fiscal 2002	2,153,400	10.84	2,311,700	10.25	47,047
Transition 2002	963,117	9.79	453,600	9.81	13,880
Calendar 2003	3,435,161	8.47	1,549,485	9.26	43,433
Calendar 2004	413,225	11.59	114,600	11.55	6,112

Totals	9,283,052	$9.62	4,437,345	$9.89	$133,245

Off-Balance Sheet Arrangements

Through December 31, 2004, we have not entered into any off balance sheet arrangements or transactions with unconsolidated entities or other persons.

QUARTERLY FINANCIAL DATA

(in thousands, except per share data)
Calendar 2004	First (4)	Second (4)	Third	Fourth

Revenues	$208,667	$227,857	$201,888	$255,409
Operating income (1)	6,171	15,786	5,477	15,225
Net income (2)	464	11,028	160	5,237
Net income per share:
Basic (3)	$0.00	$0.08	$0.00	$0.05
Diluted	0.00	0.08	0.00	0.05

Calendar 2003	First	Second	Third	Fourth (4)

Revenues	$204,282	$213,318	$196,904	$243,942
Operating income (1)	2,789	19,846	13,991	10,707
Net (loss) income (2)	(1,512)	12,854	5,474	6,773
Net (loss) income per share:
Basic	$(0.02)	$0.16	$0.07	$0.05
Diluted (3)	(0.02)	0.13	0.07	0.05

(1)	Calendar 2004 includes Other charges of $10.5 million in the first quarter, $9.1 million in the second quarter, $4.3 million in the third quarter, and $11.9 million in the fourth quarter. Calendar 2003 includes Other charges of $5.4 million in the first quarter and $24.3 million in the fourth quarter.

(2)	Includes gains (losses) on investments of $(2.2) million and $(0.8) million in the third and fourth quarters of Calendar 2004, respectively, and $5.5 million, $0.1 million, and $(0.9) million for the second, third and fourth quarters of Calendar 2003, respectively. Calendar 2004 also includes $2.9 and $0.2 million of accumulated foreign currency translation charges in the first and fourth quarters, respectively, and $0.7 million and $2.0 million of goodwill impairment in the first and fourth quarters, respectively.

(3)	The aggregate of the four quarters’ basic and diluted earnings per common share does not equal the reported full calendar amounts due to the effects of dilutive securities and rounding.

(4)	During the first and second quarters of Calendar 2004, and the fourth quarter of Calendar 2003, we recorded adjustments for certain incentive compensation accruals, including bonuses, that provided a benefit to operating income of approximately $2.8 million, $4.0 million, and $3.2 million, respectively.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. In addition, we and our clients are affected by the economy. The following section discusses many, but not all, of these risks and uncertainties.

Economic Conditions. Our revenues and results of operations are influenced by economic conditions in general and more particularly by business conditions in the IT industry. A general economic downturn or recession, anywhere in the world, could negatively affect demand for our products and services and may further substantially reduce existing and potential client information technology-related budgets. The economic downturn in the United States and globally has led to constrained IT spending, which has impacted our business and if it were to continue could materially and adversely affect our business, financial condition and results of operations, including the ability to: maintain client retention, wallet retention and consulting utilization rates, and achieve contract value and consulting backlog. To the extent our clients are in the IT industry, the severe decline in that sector has also had a significant impact on their spending.

Organizational and Product Integration Related to Acquisitions. We have made and may continue to make acquisitions of, or significant investments in, businesses that offer complementary products and services, including our pending acquisition of META. The risks involved in each acquisition or investment include the possibility of paying more than the value we derive from the acquisition, dilution of the interests of our current stockholders or decreased working capital, increased indebtedness, the assumption of undisclosed liabilities and unknown and unforeseen risks, the ability to integrate successfully the operations and personnel of the acquired business, the ability to retain key personnel of the acquired company, the time to train the sales force to market and sell the products of the acquired company, the potential disruption of our ongoing business and the distraction of management from our business. The realization of any of these risks could adversely affect our business.

Restructuring, Reorganization and Management Team. Our future success depends, in significant part, upon the continued service and performance of our senior management and other key personnel. We have recently reorganized our business around specific client needs. As part of this reorganization, a number of key management positions have been filled by the promotion of current employees or the hiring of new employees. Additionally, we have restructured our workforce in order to streamline operations and strengthen key consulting practices. If the reorganization and restructuring of our business does not lead to the results we expect, our ability to effectively deliver our products, manage our company and carry out our business plan may be impaired. On July 23, 2004, we announced that the Board of Directors named Eugene A. Hall as our Chief Executive Officer. Mr. Hall succeeded Michael Fleisher, who had previously announced his intention to depart as our Chairman and Chief Executive Officer. Additionally, James C. Smith, a current Board member, has been named non-executive chairman of the Board of Directors. Further, on September 28, 2004, we announced that the position of President and Chief Operating Officer, previously held by Maureen O’Connell, was eliminated and that Mr. Hall would assume direct responsibility for business operations. If we cannot successfully integrate our Chief Executive Officer into our senior management team, then our ability to effectively deliver our products, manage our company and carry out our business plan may be impaired.

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

Renewal of Research Business by Existing Clients. Some of our success depends on renewals of our subscription-based research products and services, which constituted 54% of our revenues for Calendar 2004 and Calendar 2003. These research subscription agreements have terms that generally range from twelve to thirty months. Our ability to maintain contract renewals is subject to numerous factors, including those described in this Annual Report. Additionally, as we implement our strategy to realign our business to client needs, we may shift the type and pricing of our products which may impact client renewal rates. While client retention rates were 80% at December 31, 2004 and 78% at December 31, 2003, there can be no guarantee that we will continue to have this level of client renewals. Any material decline in renewal rates could have an adverse impact on our revenues and our financial condition.

Non-Recurring Consulting Engagements. Consulting segment revenues constituted 29% of our revenues for Calendar 2004 and 30% of our revenues for Calendar 2003. These consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including those described in this Annual Report. Any material decline in our ability to replace consulting arrangements could have an adverse impact on our revenues and our financial condition.

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

International Operations. A substantial portion of our revenues is derived from sales outside of North America, 37% for Calendar 2004. As a result, our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of exchange rate fluctuations and tariffs and other trade barriers, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, different or overlapping tax structures, higher levels of United States taxation on foreign income, and the difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights in international jurisdictions. We rely on local distributors or sales agents in some international locations. If any of these arrangements are terminated by our agent or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis. Additionally, clients of the local distributor or sales agent may not want to continue to do business with us or our new agent.

Branding. We believe that our “Gartner” brand is critical to our efforts to attract and retain clients and that the importance of brand recognition will increase as competition increases. We may expand our marketing activities to promote and strengthen the Gartner brand and may need to increase our marketing budget, hire additional marketing and public relations personnel, expend additional sums to protect the brand and otherwise increase expenditures to create and maintain client brand loyalty. If we fail to effectively promote and maintain the Gartner brand, or incur excessive expenses in doing so, our future business and operating results could be materially and adversely impacted.

Indebtedness. We have a $200.0 million senior revolving credit facility as well as a $100 million revolving credit facility. The affirmative, negative and financial covenants of the credit facility could limit our future financial flexibility. As a result of these covenants, our borrowing availability at December 31, 2004 was $59.2 million, and would have been $96.5 million based on an amendment to the Credit Agreement. The associated debt service costs of these facilities could impair our future operating results. The outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital.

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

Significant Stockholders. Silver Lake and its affiliates own approximately 42.2% of our Class A Common Stock and approximately 33.7% of our total common stock on a combined basis as of February 28, 2005. Currently, the owners of our Class A Common Stock are only entitled to vote for two of the ten members of our Board of Directors and vote together with the holders of the Class B Common Stock as a single class on all other matters coming before the stockholders. Silver Lake is restricted from purchasing additional stock without our consent pursuant to the terms of a Securityholders’ Agreement. This Securityholders’ Agreement also provides that we cannot take certain actions, including acquisitions and sales of stock and/or assets without Silver Lake’s consent. Additionally, ValueAct Partners and its affiliates own approximately 13.0% of our Class A Common Stock, 22.7% of our Class B Common Stock and 14.9% of our total common stock on a combined basis as of February 28, 2005. While neither Silver Lake nor ValueAct holds a majority of our outstanding shares, they may be able, either individually or together, to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. Their interests may differ from the interests of other stockholders.

Anti-takeover Protections. Provisions of our certificate of incorporation and bylaws and Delaware law may make it difficult for any party to acquire control of us in a transaction not approved by our Board of Directors. These provisions include:

•	The presence of a classified Board of Directors;

•	The existence of two classes of common stock with our Class B Common Stock having the ability to elect 80% of our Board of Directors;

•	The ability of our Board of Directors to issue and determine the terms of preferred stock;

•	Advance notice requirements for inclusion of stockholder proposals at stockholder meetings;

•	A preferred shares rights agreement; and

•	The anti-takeover provisions of Delaware law.

These provisions could delay or prevent a change of control or change in management that might provide stockholders with a premium to the market price of their Common Stock. We have announced that we intend to eliminate our classified board structure and combine our two classes of common stock, subject to the approval of our stockholders, at our next annual meeting of stockholders to be held in the late spring or early summer of 2005. These actions could serve to make it easier for a change of control to occur.

Non-Cash Compensation Charges in Future Periods. On October 15, 2004, we announced that Eugene A. Hall received an inducement grant of 500,000 shares of restricted stock with a market value on the date of grant of $12.05 per share. As long as Mr. Hall remains an employee, the restriction on the 500,000 shares of restricted stock will lapse upon the earlier of (a) our 60 day average stock price meeting certain targets, or (b) a change in control. The price targets are $20 for the first 300,000 shares, $25 for the next 100,000 shares and $30 for the remaining 100,000 shares. If our 60 day average stock price exceeds the stipulated per share target during the 60 day measurement period, we will be required to record a non-cash compensation charge equal to the closing price of our stock on the date the target is met times the number of shares associated with the applicable target. For example, if our average 60 days stock price is $22 per share and the stock closes at $22.50 per share, the first lapse shall result in us recording a $6.75 million non-cash compensation charge (300,000 shares at $22.50/share).

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123R, Share-Based Payments (“SFAS 123R”). The rule replaces SFAS No. 123 and APB 25 and will require the recognition of expense for share-based payments, to include the value of stock options granted to employees. The revised rule is effective for periods beginning after June 15, 2005, but early adoption is permitted. We plan to adopt the new rule on July 1, 2005. We are currently assessing the impact the revised rule will have on our financial position, cash flows, and results of operations, but we believe it may have a material effect on our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

As of December 31, 2004, we have exposure to market risk for changes in interest rates since we had $190.0 million drawn on our unsecured senior revolving credit facility with JPMorgan Chase Bank. Under the revolving credit facility, the interest rate on borrowings is LIBOR plus an additional 100 to 150 basis points based on our debt-to-EBITDA ratio. However, we believe that an increase or decrease of 10% in the effective interest rate on available borrowings from our senior revolving credit facility would not have a material effect on our future results of operations. Each 25 basis point increase or decrease in interest rates would have an approximate $0.5 million annual effect under the revolving credit facility when fully utilized.

Investment Risk

We are exposed to market risk as it relates to changes in the market value of our equity investments. We invest in equity securities of public and private companies directly and through SI II, of which we own 22% at December 31, 2004. SI II is engaged in making venture capital investments in early to mid-stage IT-based or Internet-enabled companies (see Note 5 – Investments in the Notes to the Consolidated Financial Statements). As of December 31, 2004, we had investments in equity securities totaling $7.0 million. These investments are inherently risky as the businesses are typically in early development stages and may never develop. Further, certain of these investments are in publicly traded companies whose shares are subject to significant market price volatility. Adverse changes in market conditions and poor operating results of the underlying investments may result in us incurring additional losses or an inability to recover the original carrying value of our investments. If there were a 100% adverse change in the value of our equity portfolio as of December 31, 2004, this would result in a non-cash impairment charge of $7.0 million. We had no additional commitments to fund SI II as of December 31, 2004.

Foreign Currency Exchange Risk

We face two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the stockholders’ equity section of the Consolidated Balance Sheets. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the United States dollar. Since the functional currencies of our foreign operations are generally denominated in the local currency of our subsidiaries, the foreign currency translation adjustments are reflected as a component of stockholders’ equity and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included within Other income (expense), net within the Consolidated Statements of Operations. Currency transaction gains (losses), net were $(3.1) million during Calendar 2004, $0.5 million during Calendar 2003, $(0.4) million during Calendar 2002, $(0.1) million during Transition 2002, and $(0.8) million during Fiscal 2002.

From time to time we enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. Foreign exchange forward contracts are reflected at fair value with gains and losses recorded in earnings. At December 31, 2004, we had no foreign currency forward contracts or other derivative financial instruments outstanding.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for Calendar 2004, Calendar 2003, Transition 2002 and for the Fiscal year ended September 30, 2002, together with the reports of KPMG LLP, independent registered public accounting firm, dated March 16, 2005, are included in this Annual Report on Form 10-K beginning on Page 40.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls

Management conducted an evaluation, as of December 31, 2004, of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed or submitted under the Act.

Management’s Report on Internal Control Over Financial Reporting

Gartner management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Gartner’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of the Board of Directors.

Based on its assessment of internal controls over financial reporting, management has concluded that, as of December 31, 2004, Gartner’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Gartner’s independent registered public accountants KPMG LLP, have issued an attest report on management’s assessment of Gartner’s internal control of financial reporting. This report appears on page 42.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, except as set forth below, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a- 15(f) and 15d- 15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have dedicated significant resources, including management time and effort, in connection with our compliance with Section 404. As part of our compliance effort, during the fourth quarter of 2004, we made certain improvements to our internal controls, including adding additional controls, such as management-level approvals, implementation of accounting and reporting disclosure checklists, as well as more comprehensive documentation of key control activities in the financial reporting process.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our directors and executive officers as of March 16, 2005.

Name	Age	Position
Eugene A. Hall (4)	48	Chief Executive Officer and Director

Alister Christopher	44	Senior Vice President, Worldwide Events

Scott Fertig	46	Senior Vice President & Chief Information Officer

Robin B. Kranich	34	Senior Vice President, Research Operations and Business Development

Christopher Lafond	39	Executive Vice President and Chief Financial Officer

Michael McCarty	56	Senior Vice President, Global Sales

Robert C. Patton	44	President, Gartner Consulting

Lewis G. Schwartz	54	Senior Vice President, General Counsel & Corporate Secretary

Peter Sondergaard	41	Senior Vice President, Research Content

Clive Taylor	50	Senior Vice President, International Operations

Joseph T. Waters	46	Senior Vice President, Executive Programs

Michael J. Bingle (2)(5)	32	Director

Anne Sutherland Fuchs (3)(6)	57	Director

William O. Grabe (3)(4)	66	Director

Max D. Hopper (1)(4)	70	Director

Glenn H. Hutchins (3)(5)	49	Director

Stephen G. Pagliuca (1)(5)	50	Director

James C. Smith (1)(4)	64	Chairman of the Board

Jeffrey W. Ubben (2)(6)	43	Director

Maynard G. Webb, Jr. (2)(6)	49	Director

(1)	Member of our Audit Committee

(2)	Member of our Compensation Committee

(3)	Member of our Corporate Governance Committee

(4)	Director whose term expires at our 2005 Annual Meeting

(5)	Director whose term expires at our 2006 Annual Meeting

(6)	Director whose term expires at our 2007 Annual Meeting

Eugene A. Hall has been our Chief Executive Officer and a director since August 2004. Prior to joining us, Mr. Hall was a senior executive at Automatic Data Processing, serving most recently as President, Employers Services Major Accounts Division, a $2 billion human resources and payroll services business with 8,000 associates. Prior to joining ADP in 1998, Mr. Hall spent 16 years at McKinsey & Company, rising to the level of Director (senior partner). Mr. Hall holds a B.S. in Mechanical Engineering from the Massachusetts Institute of Technology (M.I.T.) and received an M.B.A. degree from Harvard Business School.

Alister Christopher has been our Senior Vice President, Worldwide Events since June 2003. During his 12 years at Gartner, Mr. Christopher has served in a variety of roles, including Sales Executive, Director, Sales Operations in EMEA, VP of EMEA Inside Sales, GVP, North American Inside Sales and GVP EMEA Sales. Prior to joining us in August 1996, Mr. Christopher spent 10 years in the IT industry, with, among others, ICL Corporation. Mr. Christopher studied Business Management at Swansea College, United Kingdom.

Scott Fertig has been our Chief Information Officer since August 2002 and is responsible for all internal and client-facing IT applications worldwide. Prior to joining Gartner, Mr. Fertig was a principal at Narrowcast Partners, a strategic business and IT consultancy serving media companies. Prior to joining Narrowcast Partners in July 2001, Mr. Fertig served as Chief Information Officer and Chief Technology Officer of TechRepublic. From April 2000 to August 2000, he consulted for a number of companies, including Gartner. From December 1996 to April 2000, Mr. Fertig founded and served as CEO of Mirror World Technologies, a knowledge management software company. Prior to that, Mr. Fertig headed up server and internet development for Software AG’s Business Intelligence division. Mr. Fertig has a B.A. degree from Hampshire College, and a Master of Science and Master of Philosophy in Computer Science from Yale University.

Robin Kranich has been our Senior Vice President Research Operations and Business Development since November 2004. During her more than 10 years at Gartner, Ms. Kranich has held various roles, including Senior Vice President and General Manager of Gartner EXP, Vice President and Chief of Staff to Gartner’s president and various sales and sales management roles. Prior to joining us in September 1994, Ms. Kranich was part of the Technology Advancement Group at Marriott International. Ms. Kranich holds a degree in business administration from American University in Washington, D.C.

Christopher Lafond has been our Executive Vice President, Chief Financial Officer since October 2003. From January 2002 to October 2003, Mr. Lafond served as Chief Financial Officer for North America and Latin America. From July 2000 to December 2001, Mr. Lafond was Group Vice President and North American Controller. Mr. Lafond joined us in March 1995 and has held several finance positions, including Director of Finance, Vice President of Finance and Assistant Controller. Prior to joining us, Mr. Lafond was Senior Financial Planner at International Business Machines Corporation and an Analyst in fixed-income asset management at J.P. Morgan Investment Management. Mr. Lafond holds a bachelor’s degree from the University of Connecticut and a master’s degree from the Columbia University Graduate School of Business.

Mike McCarty has been our Senior Vice President of Global Sales since April 2004. Prior to joining us, Mr. McCarty spent 13 years with IBM in a variety of sales and sales management positions. He was also the Executive Vice President of Sales and Customer Service for HBO & Company (now part of McKesson Information Solutions) and Liebert Corporation. He served as president and CEO for Carecentric Solutions, Multum Information Services and Just Medicine, Inc. Mr. McCarty holds a Bachelor of Science degree and an M.B.A degree in Finance from Bowling Green State University.

Bob Patton has been our President, Gartner Consulting since April 2004. Prior to joining us, Mr. Patton worked for 13 years at Cap Gemini Ernst & Young in numerous senior management roles, most recently as CEO, Government Solutions. Previously, he was managing director CGE&Y Americas sector. Mr. Patton holds a B.B.A. in Accounting with honors from the University of Georgia and is a Certified Public Accountant. He is also a graduate of the executive leadership program at the J.L. Kellogg School of Management at Northwestern University.

Lew Schwartz has been our Senior Vice President, General Counsel and Corporate Secretary since January 2001. Prior to joining Gartner, Mr. Schwartz was a partner with the law firm of Shipman & Goodwin LLP, serving on the firm’s management committee. Before joining Shipman & Goodwin, Mr. Schwartz was a partner with Schatz & Schatz, Ribicoff & Kotkin, an associate in New York City at Skadden, Arps, Slate, Meagher & Flom, and an assistant district attorney in New York County (Manhattan). Mr. Schwartz holds a B.A. degree from Yale University and a J.D. degree from the Cornell Law School.

Peter Sondergaard has been our Senior Vice President, Research Content since August 2004. During his 16 years at Gartner, Mr. Sondergaard has held various roles, including Head of Research for the Technology & Services Sector, Hardware & Systems Sector Vice President and General Manager for Gartner Research EMEA. Mr. Sondergaard started at Gartner as a program director for Gartner’s personal computing research area, specializing in the overall desktop computing issues of European users. Prior to joining Gartner in November, 1998, Mr. Sondergaard was research director at International Data Corporation in Europe. Mr. Sondergaard holds a Master’s degree in economics from the University of Copenhagen.

Clive Taylor has been our Senior Vice President, International Operations since February 2004. Mr. Taylor joined Gartner in January 1995 as Senior Vice President of our Measurement business. Prior to joining Gartner, Mr. Taylor spent 16 years in packaged software design and business consulting at a senior level with companies in Europe and the United States, including Nynex and Fujitsu. Mr. Taylor holds a bachelor of science honors degree in production engineering from the University of Aston in Birmingham, England.

Terry Waters has run our worldwide Executive Programs business as Senior Vice President, Executive Programs since January 2005. Prior to rejoining Gartner in August 2002, Mr. Waters was the chief operating officer for ScreamingMedia, an Internet content syndication solutions provider based in New York City. From 1985 to 1999, Mr. Waters spent 14 years with Gartner in a variety of senior sales, marketing and product leadership roles, including head of Eastern Region sales for North America and head of worldwide marketing. Mr. Waters started his career with Xerox Corporation, where he spent four years in sales and product-marketing support. Mr. Waters holds a bachelor’s degree in history from the College of the Holy Cross.

Michael J. Bingle has been a director since October 2004. Mr. Bingle is a managing director of Silver Lake Partners, a private equity firm. He joined Silver Lake Partners in January 2000. From 1996 to 2000, Mr. Bingle was a principal with Apollo Management, L.P., a private investment partnership. From 1994 to 1996, Mr. Bingle was an investment banker at Goldman, Sachs & Co., an investment banking firm. Mr. Bingle holds a B.S.E. in Biomedical Engineering from Duke University. Mr. Bingle was nominated to the Board pursuant to an agreement with Silver Lake Partners. See Certain Relationships and Related Transactions.

Anne Sutherland Fuchs has been a director since July 1999. On January 1, 2003, Ms. Fuchs became a consultant to private equity firms. Prior to this, Ms. Fuchs was employed by LVMH Moët Hennessy Louis Vuitton, a global luxury products conglomerate, where she served as Executive Vice President of LVMH from March to December 2002 and as the global chief executive at Phillips de Pury & Luxembourg, LVMH’s auction house subsidiary, from July 2001 to February 2002. From 1994 to 2001, Ms. Fuchs worked for Hearst Magazines, where she was most recently the Senior Vice President and Group Publishing Director. Prior to joining Hearst, Ms. Fuchs held executive and publisher positions with a number of companies. Ms. Fuchs is Chair of the Commission on Women’s Issues for New York City. Ms. Fuchs holds a bachelor’s degree from New York University and two honorary doctorate degrees.

William O. Grabe has been a director since April 1993. Mr. Grabe is a Managing Member of General Atlantic Partners, LLC, a private equity firm, where he has worked since April 1992. Prior to his affiliation with General Atlantic, Mr. Grabe retired from IBM Corporation as an IBM Vice President and Corporate Officer. Mr. Grabe is a director of AI Metrix, Inc., Bottomline Technologies, Compuware Corporation, Digital China Holdings Limited, LHS Telekom GMBH & Co. KG, Lifecare, Inc. and Patni Computer Systems Ltd.. Mr. Grabe is a trustee of the Cancer Research Institute and Outward Bound USA. Mr. Grabe is on the Board of Visitors of the UCLA Graduate School of Business. Mr. Grabe holds a bachelor’s degree from New York University and an M.B.A. degree from the University of California at Los Angeles.

Max D. Hopper has been a director since January 1994. In 1995, he founded Max D. Hopper Associates, Inc., a consulting firm specializing in creating benefits from the strategic use of advanced information systems. He is the retired chairman of the SABRE Technology Group and served as Senior Vice President for American Airlines, both units of AMR Corporation. Mr. Hopper is a director of Perficient, Inc. and United Stationers, Inc. Mr. Hopper holds a bachelor’s degree from the University of Houston.

Glenn H. Hutchins has been a director since April 2000. Mr. Hutchins is a managing director of Silver Lake Partners, a private equity firm he co-founded in January 1999. From 1994 to 1999, Mr. Hutchins was a Senior Managing Director of The Blackstone Group, where he focused on private equity investing. Mr. Hutchins is a director of Ameritrade Holding Corp. and Seagate Technology. Mr. Hutchins holds an A.B. degree from Harvard College, an M.B.A. degree from Harvard Business School and a J.D. degree from Harvard Law School. Mr. Hutchins was nominated to the Board pursuant to an agreement with Silver Lake Partners. See Certain Relationships and Related Transactions.

Stephen G. Pagliuca has been a director since July 1990. Mr. Pagliuca is a founding partner of Information Partners Capital Fund, L.P., a venture capital fund, and has served as its Managing Partner since 1989. He is also a Managing Director of Bain Capital, Inc., an investment firm with which Information Partners is associated. Prior to 1989, Mr. Pagliuca was a partner at Bain & Company, where he managed client relationships in the information services, software, credit services and health care industries. Mr. Pagliuca is a director of Ameritrade Holding Corp. and Instinet Group Incorporated. Mr. Pagliuca, a certified public accountant, holds a bachelor’s degree from Duke University and an M.B.A. degree from Harvard Business School.

James C. Smith has been a director since October 2002. Until its sale in 2004, Mr. Smith was Chairman of the Board of First Health Group Corp., a national health benefits company. Prior to that, Mr. Smith was the Chief Executive Officer of First Health from January 1984 through January 2002 and President of First Health from January 1984 to January 2001. Mr. Smith is a Director of Reliant Pharmaceuticals and an Advisory Director to CIC Partners, a private equity investment group. Mr. Smith holds a bachelor’s degree from Northeastern University.

Jeffrey W. Ubben has been a director since June 2004. Mr. Ubben is a co-founder and Managing Partner of ValueAct Capital, an investment partnership. From 1995 to 2000, Mr. Ubben was a Managing Partner of Blum Capital. Prior to that, he was a portfolio manager for Fidelity Investments from 1987 to 1995. Mr. Ubben is a director of Martha Stewart Living Omnimedia, Inc., Per-Se Technologies, Inc. and Mentor Corporation. Mr. Ubben holds a bachelor’s degree from Duke University and an M.B.A. degree from the J. L. Kellogg Graduate School of Management at Northwestern University.

Maynard G. Webb, Jr. has been a director since October 2001. Since June 2002, Mr. Webb has been chief operating officer of eBay, Inc., an online marketplace. Prior to that he was president of eBay Technologies, a division of eBay, Inc. from August 1999 through June 2002. From July 1998 to August 1999, Mr. Webb was Senior Vice President and Chief Information Officer at Gateway, Inc. From February 1995 to July 1998, Mr. Webb was Vice President and Chief Information Officer at Bay Networks, Inc. Mr. Webb holds a bachelor’s degree from Florida Atlantic University.

Audit Committee and Audit Committee Financial Expert

Our Audit Committee currently consists of Messrs. Hopper, Pagliuca and Smith. Our Board has determined that Mr. Pagliuca qualifies as an Audit Committee Financial Expert as defined by the rules of the Securities and Exchange Commission.

Code of Ethics

We have adopted a Code of Conduct, a Code of Ethics and a CEO and CFO Code of Ethics, each of which is available at www.gartner.com/investor.

Board Independence

Our Board Governance Guidelines are available at www.gartner.com/investor. Under these guidelines, the Governance Committee and the full Board annually assess the independence of the non-management directors of the Board by reviewing the financial and other relationships between the directors and us. This review is designed to determine whether these directors are independent, as defined under the standards of the New York Stock Exchange. The Governance Committee and the Board have determined that all of our non-management directors are independent under those standards. We have adopted a written committee charter for each of our Audit Committee, Compensation Committee, and Governance Nominating Committee. Each of these documents is available on our website at www.gartner.com/investor.

Stockholders and other interested parties may communicate with any of our directors, including our non-management directors, by writing to them c/o Corporate Secretary, Gartner, Inc., 56 Top Gallant Road, P.O. 10212, Stamford, CT 06904.

NYSE Annual CEO Certification

In June 2004, we filed our Annual CEO Certification with the New York Stock Exchange as required by Section 303A.12 of the New York Stock Exchange Listed Company Manual.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of either class of our Common Stock to file reports of ownership and changes of ownership with the SEC and to furnish us with copies of the reports they file. Based solely on our review of the reports received by us, or written representations from certain reporting persons, we believe that all reports were timely filed, (a) except for one late Form 4 filed jointly by ValueAct Capital and its affiliates and Jeffrey Ubben on July 6, 2004 to show purchases of our Class A Common Stock made between December 31, 2004 and May 12, 2004; and (b) the grant of an option to Lew Schwartz made on December 13, 2002 which was not reported on a timely-filed Form 4, but was subsequently reported on a Form 5 filed on February 11, 2005, and one late Form 4 filed by Mr. Schwartz on May 14, 2004 to show a sale of stock made by him on May 11, 2004; and (c) an amended Form 3 was filed by Peter Sondergaard on November 15, 2004 to add certain holdings that were omitted from his original Form 3 filed on November 10, 2004.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table provides information about compensation paid by us to (i) those individuals serving as our Chief Executive Officer during 2004, (ii)  the other four most highly compensated executive officers who served as executive officers as of December 31, 2004, and (iii) two additional individuals who would have been among our four most highly compensated Executive Officers had they continued to serve as executive officers on December 31, 2004 (collectively, the “Named Executive Officers”).

					Long-Term
				Long-Term	Compensation
				Compensation	Awards
		Annual		Awards	Securities
		Compensation(1)		Restricted Stock	Underlying	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Award ($)(3)	Options(#)	Compensation($)(4)
Eugene A. Hall(5)	2004	$263,749	$270,833	$6,025,000	800,000	$28,766
Chief Executive Officer

Michael D. Fleisher (6)	2004	$442,000	—	—	—	$3,542,835
Chief Executive Officer	2003	650,000	442,000	—	250,000	16,544
	2002	500,000	450,000	—	250,000	16,451

Allister Chrisopher(7)	2004	$342,850	$170,844	—	12,000	$34,388
Senior Vice President, Worldwide Events

Michael McCarty(8)	2004	$235,208	$196,706	—	125,000	$33,020
Senior Vice President, Global Sales

Robert C. Patton(9)	2004	$337,500	$785,000	$394,680	210,000	$12,790

					Long-Term
				Long-Term	Compensation
				Compensation	Awards
		Annual		Awards	Securities
		Compensation(1)		Restricted Stock	Underlying	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Award ($)(3)	Options(#)	Compensation($)(4)
President, Gartner Consulting

Clive Taylor(10)	2004	$340,040	$105,572	—	—	$40,622
Senior Vice President, International Operations

Maureen O’Connell(11)	2004	$464,054	$575,000	—	55,000	$3,194,805
President and	2003	518,740	416,000	—	250,000	12,758
Chief Operating Officer	2002	136,538	400,000	—	650,000	1,550

Willard Pardue, Jr.(12) President, Gartner Intelligence	2004	$379,166	$264,654	$1,951,250	660,000	$1,625,450

(1)	The amounts shown exclude certain perquisites and other personal benefits, such as car allowances. These amounts, in the aggregate, did not equal or exceed the lesser of $50,000 or 10 percent of the total annual salary and bonus for each executive officer.

(2)	The amounts shown include bonuses earned in the year noted although such amounts are payable in the subsequent year. The amounts shown exclude bonuses paid in the year noted but earned in prior years.

(3)	The following restricted stock grants were made to Named Executive Officers during 2004: (i) Mr. Hall – 500,000 shares, the terms under which the restrictions on these shares lapse are described in the description of Mr. Hall’s employment agreement below. The market value of these shares at December 31, 2004 was $6,225,000; (ii) Mr. Patton – 33,000 shares. The market value of these shares at December 31, 2004 was $411,180; and (iii) Mr. Pardue – 175,000 shares. Mr. Pardue forfeited his entire restricted stock reward upon his resignation in October, 2004.

(4)	For 2004, the amounts shown represents: (i) premiums paid for life insurance: Mr. Hall - $11,850; Mr. Fleisher - $4,370; Mr. McCarty - $7,170; Mr. Patton – $2,090; Ms. O’Connell - $1,760; Mr. Pardue - $4,830; (ii) premiums paid for long term disability insurance: Mr. Fleisher - $3,654; Mr. Patton – $4,421; Ms. O’Connell - $4,288; Mr. Pardue - $1,621; (iii) matching and profit sharing contributions under our defined benefit plans: Mr. McCarty - $7,250; Mr. Patton – $6,279; Mr. Christopher - $34,338; Mr. Taylor - $40,622; Ms. O’Connell - $5,200; Mr. Pardue - $5,200; (iv) relocation expenses: Mr. Hall - $16,916; Mr. McCarty - $18,600; Mr. Pardue - $69,570; (v) severance payments: Mr. Fleisher - $3,534,811; Ms. O’Connell - $3,173,557; Mr. Pardue - $1,544,229; and (vi) legal fees: Ms. O’Connell – $10,000.

(5)	Mr. Hall was elected Chief Executive Officer in August 2004.

(6)	Mr. Fleisher resigned as Chief Executive Officer in August 2004. Mr. Fleisher’s last day of employment was October 30, 2004.

(7)	The position of Senior Vice President, Worldwide Events was elevated to the executive officer level in November 2004. Mr. Christopher’s bonus includes a $15,365 retention bonus.

(8)	Represents compensation received from April 2004, the start date of Mr. McCarty’s employment. Mr. McCarty’s bonus includes a $40,625 sign on bonus and a $81,250 retention bonus.

(9)	Represents compensation received from April 2004, the start date of Mr. Patton’s employment. Mr. Patton’s bonus includes a $200,000 sign on bonus and a $225,000 retention bonus.

(10)	Mr. Taylor was appointed Senior Vice President, International Operations in February 2004.

(11)	Ms. O’Connell resigned as of October 21, 2004. Ms. O’Connell’s bonus consisted of a $575,000 retention bonus.

(12)	Represents compensation received from January 2004, the start date of Mr. Pardue’s employment. Mr. Pardue resigned as of November 5, 2004. Mr. Pardue’s bonus includes a $14,654 sign on bonus and a $250,000 retention bonus.

OPTIONS GRANTED IN 2004 TO THE NAMED EXECUTIVE OFFICERS

The following table provides information regarding stock options to purchase our Class A Common Stock granted to the Named Executive Officers during 2004:

	Individual Grant (1)				Potential Realizable
	Number of	% of Total Options			Value at Assumed Annual
	Securities	Granted to	Exercise		Stock Price Rates of
	Underlying	Employees	Price	Expiration	Appreciation for Option Term (2)
Name	Options	in Fiscal Year	Per Share	Date	5%	10%
Eugene A. Hall	800,000	15.68%	$12.11	8/16/14	$6,092,731	$15,440,177
Alister Christopher	12,000	0.24	12.45	6/1/14	93,957	238,105
Michael McCarty	75,000	1.47	11.96	5/17/14	564,118	1,429,587
	50,000	0.98	12.49	6/07/04	392,745	995,292
Robert C. Patton	150,000	2.94	11.96	5/17/14	1,128,237	2,859,174
	60,000	1.18	12.49	6/07/04	471,294	1,194,351
Maureen O’Connell	55,000	1.08	12.49	6/07/14	432,019	1,094,821
Willard Pardue, Jr.	600,000	11.76	11.15	2/04/14	4,207,305	10,662,137
	60,000	1.18	12.49	6/07/04	471,294	1,194,351

(1)	These options were granted under our 2003 Long Term Incentive Plan and are subject to its terms. These options vest in equal annual installments on the anniversary of the date of grant. Mr. Hall’s option vests over a four-year period, and all of the other options vest over a three-year period.

(2)	Shown are the hypothetical gains or option spreads that would exist for the respective options. These gains are based on assumed rates of annual compounded stock price appreciation on our Class A Common Stock of 5% and 10% from the date the option was granted over the option term of ten years. The 5% and 10% assumed rates of appreciation are mandated by SEC rules and do not represent our projection of future increases in the price of our Class A Common Stock.

OPTIONS EXERCISED IN 2004 BY THE NAMED EXECUTIVE OFFICERS AND 2004 YEAR-END OPTION VALUES

The following table provides information regarding options exercised by each Named Executive Officer during fiscal 2004, the number of unexercised options at fiscal year-end and the value of unexercised “in-the-money” options at fiscal year-end:

	Number of		Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options
	Acquired	Value	Options at Year-End		at Year-End (1)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Eugene A. Hall	—	—	—	800,000	$—	$280,000
Michael D. Fleisher	1,165,417	$3,456,648	412,417	229,166	64,894	768,851
Alister Christopher	—	—	97,662	31,665	219,926	73,223
Michael McCarty	—	—	—	125,000	—	37,500
Robert C. Patton	—	—	—	210,000	—	75,000
Clive Taylor	—	—	136,435	7,665	351,163	15,170
Maureen O’Connell	352,084	1,703,977	72,917	449,166	0	1,733,871
Willard Pardue, Jr.	—	—	140,000	—	157,200	—

(1)	The values for “in-the-money” options represent the difference between the exercise price of the options and the closing price of our Class A Common Stock on December 31, 2004, which was $12.46 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Compensation Committee currently consists of Messrs. Bingle, Smith and Webb. No member of our Compensation Committee is a current or former officer or employee of Gartner or any of our subsidiaries. None of our executive officers has served on the board of directors or on the compensation committee of any other entity that had an executive officer serving on our Board or our Compensation Committee.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

Mr. Hall. Mr. Hall entered into an Employment Agreement effective August 4, 2004 (the “Hall Agreement”). Under the agreement, Mr. Hall serves as our Chief Executive Officer through July 31, 2007, and thereafter for subsequent one-year periods unless either party provides ninety days written notice not to renew. During the term of the agreement, we agree to include Mr. Hall on our slate of nominees to be elected to our Board.

Mr. Hall’s initial base salary is $650,000, subject to annual adjustments by our Board or Compensation Committee. Mr. Hall’s annual target bonus is equal to 100% of his base salary and is based on the achievement of specified company and individual objectives. Mr. Hall’s bonus may be higher or lower than the target bonus amount based on over- or under- achievement of the objectives, but in no event shall the bonus exceed 200% of his base salary. Mr. Hall’s bonus for the first twelve months of his employment is guaranteed at 100% of his target bonus. Additionally, we agreed to provide Mr. Hall with an automobile and a driver during his employment term.

Pursuant to the agreement, Mr. Hall received a grant on August 16, 2004 of options to purchase 800,000 of our Class A Common Stock at a price of $12.11 per share. These stock options vest in four equal annual installments on the anniversary of the date of grant. Mr. Hall also received a grant of 500,000 shares of restricted stock. The restrictions on these shares will lapse upon the earlier of (a) our 60-day average stock price meeting certain targets, or (b) a change in control. The price targets are $20 for the first 300,000 shares, $25 for the next 100,000 shares and $30 for the remaining 100,000 shares.

Mr. Hall’s employment is at will and may be terminated by him or us upon sixty days’ notice. If we terminate Mr. Hall’s employment involuntarily without Business Reasons (as defined in the agreement) or a Constructive Termination (as defined in the agreement) occurs, or if we do not renew the agreement upon its expiration and Mr. Hall terminates his employment within ninety days following the expiration of the agreement, Mr. Hall will be entitled to receive: (a) his base salary for twenty-four months, payable in accordance with our regular payroll schedule; (b) 200% of his target bonus for the year in which the termination occurs, and any earned but unpaid bonus from the prior year; (c) continued vesting for twenty-four months other than any award that vests pursuant to performance-based criteria.

If a Change in Control (as defined in the agreement) occurs, Mr. Hall will be entitled to receive: (a) three times his base salary then in effect; (b) three times his minimum target bonus for the fiscal year in which the Change in Control occurs (plus any unpaid bonus from the prior fiscal year); (c) acceleration in full of his option grant and the lapsing of all restrictions on his restricted stock grant; (d) at our cost, group health benefits pursuant to our standard programs for himself, his spouse and any children for three years after the Change in Control; and (e) any Gross-Up Payments (as defined in the agreement) for Mr. Hall’s excise tax liabilities.

Alister Christopher. Mr. Christopher entered into a service agreement on August 18, 2003 with our UK subsidiary, Gartner Group UK Limited. Under the agreement, Mr. Christopher serves as our Senior Vice President, Worldwide Events until the earlier of his 60th birthday or the date that the agreement is terminated by either party, provided, however, that Gartner must give Mr. Christopher 12 months notice, or pay him out in lieu of notice.

Mr. Chrisopher’s base salary is £180,000 per annum and his discretionary bonus is £85,000, subject to Gartner meeting its performance targets and his meeting his defined personal objectives. We agreed to contribute an amount equal to 6% of Mr. Christopher’s base salary to our UK defined contribution pension scheme. This amount increases to 8% after two years of service. Additionally, we agreed to provide Mr. Christopher with either a car with a lease value of £850 per month , or a car allowance of £1,000 per month.

Clive Taylor. Mr. Taylor entered into a service agreement on December 21, 2004 with our UK subsidiary, Gartner Group UK Limited. Under the agreement, Mr. Taylor serves as our Senior Vice President, International Operations until the earlier of his 60th birthday or the date that the agreement is terminated by either party, provided, however, that Gartner must give Mr. Taylor 12 months notice, or pay him out in lieu of notice.

Mr. Taylor’s base salary is £188,000 per annum and his discretionary bonus is £94,000 subject to Gartner meeting its performance targets and his meeting his defined personal objectives. We agreed to contribute an amount equal to 6% of Mr. Taylor’s base salary to our UK defined contribution pension scheme. The amount rises to 8% after two years of service. Additionally, we agreed to provide Mr. Taylor with a car or car allowance.

Executive Officers. Other than Messrs. Christopher, Sondergaard and Taylor, who are employed by our UK subsidiary, and our CEO, we do not have long-term employment agreements with any of our executive officers. Each of our executive officers is covered by Gartner’s Executive Benefits Program which provides that upon either a change of control, involuntary termination without business reason, or a constructive termination, each of our executive officers will be entitled to receive: (a) one times base salary then in effect; (b) acceleration in full of vesting of all outstanding stock options that would have vested within twelve months of the termination date; and (c) at our cost, group health benefits pursuant to our standard programs for the executive, the executive’s spouse and any children for one year after the termination date. Additionally, the program provides for additional life and long term disability insurance, as well as a $5,000 financial planning allowance and an annual physical examination.

COMPENSATION OF DIRECTORS

Directors who are also employees, and directors who we appoint at the request of another entity because of the relationship between that entity and us, receive no fees for their services as directors. All other directors receive the following compensation for their services:

Annual Fee:	$50,000 per director and an additional $60,000 for our non-executive Chairman, payable in four equal quarterly installments, on the first day of each quarter. Up to 50% of the fee may be paid in cash and the balance is paid in our Class A Common Stock equivalents. All payments in stock equivalents are credited to an account based on the fair market value of the stock on the last day of the preceding quarter. Payment of the stock equivalents, which may be in cash or shares of Class A Common Stock, is deferred until the director ceases to be a director.

Annual Committee Chair Retainer:	$5,000 for the chair of each of our Compensation and Governance Committees. $10,000 for the chair of our Audit Committee. Amounts are payable in the same manner as the Annual Fee.

Attendance Fee for Board Meetings:	None; however, we do reimburse directors for their expenses to attend meetings.

Committee Member Retainer:	$5,000 for each of our Compensation and Governance Committee members. $10,000 for each Audit Committee member. Committee chairs receive both a committee chair and a committee member retainer.

Initial Option Grant:	15,000 shares of our Class A Common Stock upon becoming a director.

Annual Option Grant:	7,000 shares of our Class A Common Stock on March 1 of each year if the director has served for at least six months.

Option Vesting and Term:	Option grants vest in 3 equal installments on the first three anniversaries of grant and remain exercisable until 10 years from the date of grant (5 years for those issued prior to the adoption of our 2003 Long-Term Incentive Plan). If the director ceases to be a director, the option expires in 90 days, unless the director is permanently disabled or dies while serving as a director, in which cases the option may be exercised for 6 months or one year, respectively, but in no event beyond its regular term.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Based on our review of information on file with the Securities and Exchange Commission and our stock records, the following table provides certain information about beneficial ownership of our Class A and Class B Common Stock as of February 28, 2005 by: (i) each person (or group of affiliated persons) which is known by us to own beneficially more than five percent of our Class A or Class B Common Stock, (ii) each of our directors, (iii) each Named Executive Officer, and (iv) all directors and current executive officers as a group. Unless otherwise indicated, the address for those listed below is c/o Gartner, Inc., 56 Top Gallant Road, Stamford, CT 06904. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

Number of	Percent of	Number of	Percent of
Name of Beneficial Owner	Class A Shares	Class A	Class B Shares	Class B
Michael J. Bingle(1)	37,740,128	42.17%	—	—
Anne Sutherland Fuchs (2)	33,001	*	—	—
William O. Grabe (2)	102,001	*	—	—
Max D. Hopper (2)	49,001	*	—	—
Glenn H. Hutchins(3)	37,740,128	42.17%	—	—
Stephen G. Pagliuca (4)	67,001	*	—	—
James C. Smith(5)	112,334	*	—	—
Maynard G. Webb, Jr. (6)	42,001	*	—	—
Jeffrey W. Ubben(7)	11,592,000	12.95%	5,122,546	22.65%
Eugene A. Hall(8)	500,000	*	—	—
Christopher Alister (9)	102,828	*	—	—
Michael McCarty	0	*	—	—
Robert C. Patton(10)	33,000	*	—	—
Clive Taylor(11)	140,601	*	—	—
All current directors, director nominees and current executive officers as a group (20 persons) (12)	51,089,575	56.49%	5,126,635	22.65%
Wellington Management Company, LLP. (13)	6,646,660	7.43%	—	—
75 State Street, Boston, MA 02109
Entities Affiliated with Silver Lake Partners, L.P. (14)	37,740,128	42.17%	—	—
2725 Sand Hill Road, Suite 150, Menlo Park, CA 94025
VA Partners, L.L.C. (15)	11,592,000	12.95%	5,122,546	22.65%
One Maritime Plaza, Suite 1400, San Francisco, CA 94111

* Less than 1%

(1)	Silver Lake Partners, L.P., Silver Lake Investors, L.P. and Silver Lake Technology Investors, L.L.C. own 37,740,128 shares of Class A Common Stock. Silver Lake Technology Associates, L.L.C. is the General Partner of each of Silver Lake Partners, L.P. and Silver Lake Investors, L.P. Silver Lake Technology Management, L.L.C. is the manager of Silver Lake Technology Investors, L.L.C. Mr. Bingle is a Managing Director of each of Silver Lake Technology Associates, L.L.C. and of Silver Lake Technology Management, L.L.C. As such, Mr. Bingle could be deemed to have shared voting or dispositive power over these shares. Mr. Bingle, however, disclaims beneficial ownership in these shares, except to the extent of his pecuniary interest therein.

(2)	Includes 28,001 shares of Class A Common Stock issuable upon the exercise of stock options that are exercisable within 60 days of February 28, 2005.

(3)	Silver Lake Partners, L.P., Silver Lake Investors, L.P. and Silver Lake Technology Investors, L.L.C. own 37,740,128 shares of Class A Common Stock. Silver Lake Technology Associates, L.L.C. is the General Partner of each of Silver Lake Partners, L.P. and Silver Lake Investors, L.P. Silver Lake Technology Management, L.L.C. is the manager of Silver Lake Technology Investors, L.L.C. Mr. Hutchins is a Managing Member of each of Silver Lake Technology Associates, L.L.C. and of Silver Lake Technology Management, L.L.C. As such, Mr. Hutchins could be deemed to have shared voting or dispositive power over these shares. Mr. Hutchins, however, disclaims beneficial ownership in these shares, except to the extent of his pecuniary interest therein.

(4)	Includes 28,001 shares of Class A Common Stock issuable upon the exercise of stock options that are exercisable within 60 days of February 28, 2005, and includes 10,000 shares of Class A Common Stock that are owned by Mr. Pagliuca indirectly.

(5)	Includes 12,334 shares of Class A Common Stock issuable upon the exercise of stock options that are exercisable within 60 days of February 28, 2005.

(6)	Includes 22,001 shares of Class A Common Stock issuable upon the exercise of stock options that are exercisable within 60 days of February 28, 2005.

(7)	ValueAct Capital Master Fund, L.P. and ValueAct Capital Partners Co-Investment, L.P. own 11,592,000 shares of our Class A Common Stock and 5,122,546 shares of our Class B Common Stock. VA Partners, L.L.C. is the General Partner of each of these entities. Mr. Ubben is a Managing Member of VA Partners, L.L.C. As such, Mr. Ubben could be deemed to have shared voting or dispositive power over these shares. Mr. Ubben, however, disclaims beneficial ownership in these shares, except to the extent of his pecuniary interest therein.

(8)	Includes 500,000 shares of restricted stock.

(9)	Includes 102,828 shares of Class A Common Stock issuable upon the exercise of stock options that are exercisable within 60 days of February 28, 2005.

(10)	Includes 33,000 shares of restricted stock.

(11)	Includes 134,001 shares of Class A Common Stock issuable upon the exercise of stock options that are exercisable within 60 days of February 28, 2005.

(12)	Includes 940,042 shares of Class A Common Stock issuable upon the exercise of stock options that are exercisable within 60 days of February 28, 2005 and 533,084 shares of restricted stock.

(13)	The shares shown as beneficially owned by Wellington Management Company, LLP were reported in its Schedule 13G filed with the SEC on February 14, 2005.

(14)	Represents shares owned by a group of investment funds affiliated with Silver Lake Partners, L.P., the General Partner of which is Silver Lake Technology Associates, including (i) 34,755,105 shares owned by Silver Lake Partners, L.P.; (ii) 998,701 shares owned by Silver Lake Investors, L.P.; and (iii) 1,986,322 shares owned by Silver Lake Technology Investors, L.L.C.

(15)	Represents shares owned by a group of investments whose General Partner is VA Partners, L.L.C., including: (i) 8,549,089 shares of Class A Common Stock and 5,083,973 shares of Class B Common Stock owned by ValueAct Capital Master Fund, L.P.; and (ii) 120,511 shares of Class A Common Stock and 38,573 shares of Class B Common Stock owned by ValueAct Capital Partners Co-Investors, L.P.

The following table provides information as of December 31, 2004 regarding the number of shares of our Class A Common Stock that may be issued under our equity compensation plans.

				Column C
				Number of Securities
	Column A		Column B	Remaining Available
	Number of Securities		Weighted-Average	for Future Issuance
	to be Issued Upon		Exercise Price of	Under Equity
	Exercise of		Outstanding	Compensation Plans
	Outstanding Options,		Options, Warrants	(Excluding Securities
Plan Category	Warrants and Rights		and Rights	in Column A)

Equity Compensation Plans Approved by Stockholders
Stock option plans	14,469,349	(1)	$14.81	3,436,249	(2)
2002 Employee Stock Purchase Plan	—		N/A	2,733,414
Equity Compensation Plans Not Approved by Stockholders	10,670,284	(3)	10.36	—

Total	25,139,633		$12.92	6,169,663

(1)	Consists of the 1991 Stock Option Plan, the 1993 Directors Stock Option Plan, the 1994 Long-Term Option Plan, the 1996 Long-Term Option Plan, the 1998 Long Term Stock Option Plan and the 2003 Long Term Incentive Plan.

(2)	Consists of the 2003 Long-Term Incentive Plan.

(3)	Consists of the 1999 Stock Option Plan. In November 1999, we adopted the 1999 Stock Option Plan. Under the terms of the plan, our Board of Directors could grant non-qualified and incentive stock options and other awards to eligible employees and consultants. Gartner’s directors and most highly compensated executive officers were not eligible for awards under the plan. Substantially all of the options currently granted under the plan vest and become fully exercisable each year for three years in equal installments following the date of grant, based on continued employment, and have a term of ten years from the date of grant assuming continued employment.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATIONSHIP WITH SILVER LAKE PARTNERS, L.P.

On April 17, 2000, we issued and sold an aggregate of $300 million principal amount of our unsecured 6% Convertible Junior Subordinated Promissory Notes due April 17, 2005 to Silver Lake Partners, L.P. (“Silver Lake”) and certain of Silver Lake’s affiliates and to Integral Capital Partners IV, L.P. and one of its affiliates. In October 2003, these notes were converted into 49,441,122 shares of our Class A Common Stock. The determination of the number of shares issued upon the conversion was based upon a $7.45 conversion price and a convertible note of $368.3 million, consisting of the original face amount of $300 million plus accrued interest of $68.3 million. In connection with the issuance of the notes, we agreed, among other things, that Silver Lake would recommend two nominees for director and we would include two Silver Lake nominees on our slate of nominees to be elected to our Board. This obligation exists while Silver Lake owns Class A Common Stock representing at least 20 percent of the amount of Class A Common Stock into which the notes were converted.

Silver Lake purchased $112,200 in research and consulting services from us during 2004 and has contracted to purchase subscription research services from us in 2005 in the amount of $113,700.

RELATIONSHIPS WITH OTHER THIRD PARTIES

Several of our other directors are employed by companies that purchase our research and consulting services in the ordinary course of their business. The following table shows the amount of research and consulting services purchased by each company during 2004 and the amount for which each company has signed commitments to date for 2005:

Name of Company	2004	2005
Bain Capital, Inc.	$107,635	$91,550
Behrman Capital	$5,860	$0
Ebay, Inc.	$164,000	$37,250
General Atlantic Partners, L.P.	$407,500	$205,000
Value Act Capital	$113,265	$16,734

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

KPMG LLP has audited our financial statements since September 1996. During 2004, KPMG performed recurring audit services, including the examination of our annual financial statements, limited reviews of quarterly financial information and certain statutory audits. KPMG also performed services for us in other business areas. The following table sets forth the fees billed for these professional services during 2004 and 2003.

	2004	2003
Audit Fees (1):	$1,823,584	$806,145
Audit-Related Fees (2):	45,045	48,000
Tax Fees (3):	700,044	533,828
All Other Fees:	—	—
Total:	$2,568,673	$1,387,973

(1) Audit fees consisted of audit work performed on consolidated financial statements, as well as work normally performed by the independent auditors in connection with statutory and regulatory filings.

(2) Audit-related fees consisted primarily of audits of our employee benefit plan, as well as an audit of a foreign subsidiary not required by statute or regulation.

(3) Tax fees are fees associated with tax compliance in foreign locations, tax advice, and tax planning.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. All of the services relating to the fees set forth on the above table were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. and 2. Consolidated Financial Statements and Schedules

The reports of our independent registered public accounting firm and consolidated financial statements listed in the Index to Consolidated Financial Statements on page 39 hereof are filed as part of this report.

All financial statement schedules not listed in the Index have been omitted because the information required is not applicable or is shown in the consolidated financial statements or notes thereto.

3. Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

2.1(16)	Agreement and Plan of Merger, dated as of December 26, 2004, by and among the Company, Green Falcon, Inc. and META Group, Inc.

3.1a(5)	Amended and Restated Certificate of Incorporation-July 16, 1999.

3.1b(6)	Certificate of Amendment of the Restated Certificate of Incorporation-February 1, 2001.

3.1c(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and Series B Junior Participating Preferred Stock of the Company-March 1, 2000.

3.2(5)	Amended Bylaws, as amended through February 3, 2004.

4.1(6)	Form of Certificate for Common Stock, Class A-as of February 2001.

4.2(6)	Form of Certificate for Common Stock, Class B-as of February 2001.

4.3(8)	Amended and Restated Rights Agreement, dated as of August 31, 2002, between the Company and Mellon Investor Services LLC (as successor Rights Agent of Fleet National Bank).

4.4(12)	Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of August 31, 2002, by and between Gartner, Inc. and Mellon Investor Services LLC (as successor Rights Agent of Fleet National Bank), dated June 30, 2003, by and between Gartner, Inc. and Mellon Investor Services LLC.

4.5 (14)	Credit Agreement, dated as of August 12, 2004, among the Company, the several lenders from time to time parties thereto, Fleet National Bank, N.A., Citizens Bank of Massachusetts, Comercia Bank and HSBC Bank USE, N.A., as Co-Syndication Agents, LaSalle Bank National Association, as Agent, and JPMorgan Chase Bank, as Administrative Agent (the “Credit Agreement”)

4.6(17)	First Amendment, dated as of March 3, 2005, to the Credit Agreement.

10.1(1)	Form of Indemnification Agreement.

10.2(8)	Amended and Restated Securityholders Agreement dated as of July 12, 2002 among the Company, Silver Lake Partners, L.P. and other parties thereto.

10.3(2)	Lease dated December 29, 1994 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut.

10.4(3)	Lease dated May 16, 1997 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, 88 Gatehouse Road and 10 Signal Road, Stamford, Connecticut (amendment to lease dated December 29, 1994, see exhibit 10.3a).

10.5(2)+	1991 Stock Option Plan as amended and restated on October 19, 1999.

10.6(5)ª	1993 Director Stock Option Plan as amended and restated on April 14, 2000.

10.7(13) ª	2002 Employee Stock Purchase Plan, as Amended and Restated February 5, 2003.

10.8(3) ª	1994 Long Term Stock Option Plan, as amended and restated on October 12, 1999.

10.9(3)ª	1998 Long Term Stock Option Plan, as amended and restated on October 12, 1999.

10.10(3)ª	1996 Long Term Stock Option Plan, as amended and restated on October 12, 1999.

10.11(10)ª	1999 Stock Option Plan.

10.12(9)ª	2003 Long-Term Incentive Plan.

10.13 (15)ª	Employment Agreement between Eugene A. Hall and the Company dated as of October 15, 2004.

10.14(15)ª	Restricted Stock Agreement by and between Eugene A. Hall and the Company dated as of October 15, 2004.

10.15*ª	Employment Agreement between Gartner Group UK Limited and Alister Christopher dated September 23, 2003.

10.16*ª	Employment Agreement between Gartner Group UK Limited and Clive Taylor dated December 21, 2004.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see Signature Page).

31.1*	Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed with this document.

ª Management compensation plan or arrangement.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33-67576), as amended, effective October 4, 1993.

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed on December 21, 1995, SEC File No. 000-15144.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on December 22, 1999.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 1, 2000 as filed on March 7, 2000.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed on May 4, 2004.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed on December 28, 2001.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed on February 13, 2002.

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed on December 29, 2002.

(9)	Incorporated by reference from the Company’s Definitive Proxy Statement for its annual meeting dated February 13, 2003.

(10)	Incorporated by reference from the Company’s Form S-8 as filed on February 16, 2002.

(11)	Incorporated by reference from the Company’s Transition Report on Form 10-KT as filed on March 31, 2003.

(12)	Incorporated by reference from the Company’s Amendment Number 2. To Form 8-A as filed on June 30, 2003.

(13)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed on August 14, 2003.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed on November 8, 2004.

(15)	Incorporated by reference to from the Company Current Report on Form 8-K dated October 15, 2004.

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K as filed on December 28, 2004.

(17)	Incorporated by reference from the Company Current Report on Form 8-K filed on March 7, 2005.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

GARTNER, INC.
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	41
Report of Independent Registered Public Accounting Firm	42
Consolidated Balance Sheets as of December 31, 2004, and 2003	43
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002 (Unaudited), the Three Month Period Ended December 31, 2002, and the Year Ended September 30, 2002	44
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the Years Ended December 31, 2004 and 2003, the Three Month Period Ended December 31, 2002, and the Year Ended September 30, 2002	45
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002 (Unaudited), the Three Month Period Ended December 31, 2002, and the Year Ended September 30, 2002	46
Notes to Consolidated Financial Statements	47

All financial statement schedules have been omitted because the information required is not applicable or is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Gartner, Inc.:

We have audited the accompanying consolidated balance sheets of Gartner, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2004, the three-month period ended December 31, 2002, and the year ended September 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gartner, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, the three-month period ended December 31, 2002, and the year ended September 30, 2002, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gartner, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

New York, New York
March 16, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Gartner, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A, that Gartner, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Gartner, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Gartner, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gartner, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2004, the three-month period ended December 31, 2002, and the year ended September 30, 2002, and our report dated March 16, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
March 16, 2005

GARTNER, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$160,126	$229,962
Fees receivable, net of allowances of $8,450, and $9,000, respectively	257,689	266,122
Deferred commissions	32,978	27,751
Prepaid expenses and other current assets	37,052	30,465

Total current assets	487,845	554,300
Property, equipment and leasehold improvements, net	63,495	66,541
Goodwill	231,759	230,387
Intangible assets, net	138	985
Other assets	77,957	66,519

Total assets	$861,194	$918,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$181,502	$180,432
Deferred revenues	307,696	315,524
Current portion of long-term debt	40,000	—

Total current liabilities	529,198	495,956
Long-term debt	150,000	—
Other liabilities	51,948	47,986

Total liabilities	731,146	543,942

Commitments and contingencies (see note 9)
Stockholders’ equity:
Preferred stock:
$.01 par value, authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock
$.0005 par value, authorized 166,000,000 shares of Class A Common Stock and 84,000,000 shares of Class B Common Stock; issued 110,130,444 and 102,436,100 shares, respectively, of Class A Common Stock and 40,689,648 shares of Class B Common Stock for both periods	75	72
Additional paid-in capital	485,713	408,504
Unearned compensation, net	(7,553)	(1,846)
Accumulated other comprehensive income (loss), net	12,722	1,310
Accumulated earnings	190,089	173,200
Treasury stock, at cost, 20,977,585 and 669,837 shares, respectively, of Class A Common Stock and 18,076,694 and 12,456,605 shares, respectively, of Class B Common Stock	(550,998)	(206,450)

Total stockholders’ equity	130,048	374,790

Total liabilities and stockholders’ equity	$861,194	$918,732

See Notes to Consolidated Financial Statements.

GARTNER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

					Fiscal Year
	Year Ended December 31,			Transition	September 30,
	2004	2003	2002	2002	2002
	Unaudited
Revenues:
Research	$480,486	$466,907	$486,967	$120,038	$496,403
Consulting	259,419	258,628	276,059	58,098	273,692
Events	138,393	119,355	109,694	47,169	121,991
Other	15,523	13,556	14,873	4,509	15,088

Total revenues	893,821	858,446	887,593	229,814	907,174
Costs and expenses:
Cost of services and product development	434,499	410,666	396,489	108,600	403,718
Selling, general and administrative	349,834	333,411	346,496	90,306	345,574
Depreciation	27,650	36,045	43,726	11,146	42,504
Amortization of intangibles	687	1,275	1,929	482	1,949
Goodwill impairments	2,711	—	—	—	—
Other charges	35,781	29,716	49,412	32,166	17,246

Total costs and expenses	851,162	811,113	838,052	242,700	810,991

Operating income (loss)	42,659	47,333	49,541	(12,886)	96,183
(Loss) gain on investments, net	(2,958)	4,740	(4,137)	(1,688)	(1,578)
Interest income	3,063	2,296	1,968	635	1,845
Interest expense	(4,380)	(19,402)	(23,206)	(5,942)	(22,869)
Other (expense) income, net	(3,922)	461	119	(141)	(170)

Income (loss) before income taxes	34,462	35,428	24,285	(20,022)	73,411
Provision (benefit) for income taxes	17,573	11,839	9,167	(5,604)	24,988

Net income (loss)	$16,889	$23,589	$15,118	$(14,418)	$48,423

Net income (loss) per share:
Basic:	$0.14	$0.26	$0.18	$(0.18)	$0.58
Diluted	$0.13	$0.25	$0.18	$(0.18)	$0.46

Weighted average shares outstanding:
Basic	123,603	91,123	83,329	81,379	83,586
Diluted	126,326	92,579	85,040	81,379	130,882

See Notes to Consolidated Financial Statements.

GARTNER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT SHARE DATA)

				Accumulated
				Other
		Additional	Unearned	Comprehensive			Total
	Common	Paid-In	Compensation,	Income (Loss),	Accumulated	Treasury	Stockholders'
	Stock	Capital	Net	Net	Earnings	Stock	Equity (Deficit)

Balance at September 30, 2001	$59	$342,216	$(5,145)	$(14,964)	$115,606	$(472,770)	$(34,998)
Comprehensive income
Net income	—	—	—	—	48,423	—	48,423
Other comprehensive income
Foreign currency translation adjustments	—	—	—	(140)	—	—	(140)
Net unrealized gain on investments, net of tax of $630	—	—	—	945	—	—	945

Other comprehensive income	—	—	—	805	—	—	805

Comprehensive income							49,228
Issuances under stock plans	1	21,130	—	—	—	1,035	22,166
Tax benefits of employee stock transactions	—	2,280	—	—	—	—	2,280
Purchase of shares for treasury stock	—	—	—	—	—	(47,047)	(47,047)
Stock compensation (net of forfeitures)	—	1,097	1,678	—	—	—	2,775

Balance at September 30, 2002	60	366,723	(3,467)	(14,159)	164,029	(518,782)	(5,596)
Comprehensive loss
Net loss	—	—	—	—	(14,418)	—	(14,418)
Other comprehensive income
Foreign currency translation adjustments	—	—	—	2,667	—	—	2,667
Net unrealized gain on investments, net of tax of $17	—	—	—	25	—	—	25

Other comprehensive income	—	—	—	2,692	—	—	2,692

Comprehensive loss							(11,726)
Issuances under stock plans	—	1,016	—	—	—	29	1,045
Tax benefits of employee stock transactions	—	(199)	—	—	—	—	(199)
Purchase of shares for treasury stock	—	—	—	—	—	(13,880)	(13,880)
Stock compensation (net of forfeitures)	—	550	398	—	—	—	948

Balance at December 31, 2002	60	368,090	(3,069)	(11,467)	149,611	(532,633)	(29,408)
Comprehensive income
Net income	—	—	—	—	23,589	—	23,589
Other comprehensive income
Foreign currency translation adjustments	—	—	—	12,645	—	—	12,645
Net unrealized gain on investments, net of tax of $55	—	—	—	132	—	—	132

Other comprehensive income	—	—	—	12,777	—	—	12,777

Comprehensive income							36,366
Issuances under stock plans	3	39,662	—	—	—	1,990	41,655
Tax benefits of employee stock transactions	—	3,930	—	—	—	—	3,930
Purchase of shares for treasury stock	—	—	—	—	—	(43,434)	(43,434)
Conversion of debt into shares of Class A
Common Stock	9	(3,027)	—	—	—	367,627	364,609
Stock compensation (net of forfeitures)	—	(151)	1,223	—	—	—	1,072

Balance at December 31, 2003	72	408,504	(1,846)	1,310	173,200	(206,450)	374,790

Comprehensive income
Net income	—	—	—	—	16,889	—	16,889
Other comprehensive income
Foreign currency translation adjustments	—	—	—	11,284	—	—	11,284
Net unrealized gain on investments, net of tax of $0	—	—	—	128	—	—	128

Other comprehensive income	—	—	—	11,412	—	—	11,412

Comprehensive income							28,301

Issuances under stock plans	3	60,199	—	—	—	7,714	67,916
Tax benefits of employee stock transactions	—	10,004	—	—	—	—	10,004
Purchase of shares for treasury stock	—	—	—	—	—	(352,262)	(352,262)
Common Stock			—	—	—	—	—
Stock compensation (net of forfeitures)	—	7,006	(5,707)	—	—	—	1,299

Balance at December 31, 2004	$75	$485,713	$(7,553)	$12,722	$190,089	$(550,998)	$130,048

GARTNER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

					Fiscal Year
	Year Ended December 31,			Transition	September 30,
	2004	2003	2002	2002	2002
	Unaudited
Operating activities:
Net income (loss)	$16,889	$23,589	$15,118	$(14,418)	$48,423
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangibles	28,337	37,320	45,655	11,628	44,453
Non-cash compensation	1,299	1,072	3,286	945	2,775
Tax benefit associated with employee exercise of stock options	10,004	3,930	1,579	(199)	2,280
Deferred taxes	(8,613)	(4,567)	(4,139)	(7,383)	4,066
Loss (gain) from investments and sales of assets, net	2,958	(4,740)	3,644	1,688	1,085
Accretion of interest and amortization of debt issue costs	954	18,649	22,430	5,734	22,116
Goodwill impairments	2,711	—	—	—	—
Non-cash charges associated with impairment of long-lived assets	5,157	—	2,083	659	1,424
Changes in assets and liabilities:
Fees receivable, net	13,711	29,980	42,686	(13,748)	40,299
Deferred commissions	(5,197)	(1,689)	15,602	1,616	9,046
Prepaid expenses and other current assets	(788)	2,578	10,218	(2,443)	25,088
Other assets	(5,850)	452	7,388	(481)	9,415
Deferred revenues	(14,764)	(4,467)	(33,259)	(5,683)	(50,886)
Accounts payable and accrued liabilities	1,393	34,230	13,535	23,238	(14,032)

Cash provided by operating activities	48,201	136,337	145,826	1,153	145,552

Investing activities:
Proceeds from insurance recovery	—	5,464	—	—	—
Purchases of businesses	—	—	(3,858)	—	(4,537)
Proceeds from sale of investments and assets	—	—	239	—	6,264
Investments	—	(1,960)	(1,508)	—	(1,508)
Prepaid acquisition costs for Meta	(3,870)	—	—	—	—
Additions to property, equipment and leasehold improvements	(25,104)	(28,928)	(21,124)	(5,866)	(19,639)

Cash used in investing activities	(28,974)	(25,424)	(26,251)	(5,866)	(19,420)

Financing activities:
Proceeds from stock issued for stock plans	67,916	41,655	17,925	1,045	22,166
Proceeds from issuance of debt	200,000	—	—	—	—
Payments on debt	(10,000)	—	—	—	(15,000)
Payments for debt issuance and debt conversion costs	(2,823)	(1,182)	(238)	—	(238)
Purchases of stock via tender offer, including costs	(346,150)	—	—	—	—
Purchases of treasury stock	(6,112)	(43,434)	(59,880)	(13,880)	(47,047)

Cash used in financing activities	(97,169)	(2,961)	(42,193)	(12,835)	(40,119)

Net (decrease) increase in cash and cash equivalents	(77,942)	107,952	77,382	(17,548)	86,013
Effects of exchange rates on cash and cash equivalents	8,106	12,353	4,844	2,412	1,652
Cash and cash equivalents, beginning of period	229,962	109,657	27,431	124,793	37,128

Cash and cash equivalents, end of period	$160,126	$229,962	$109,657	$109,657	$124,793

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,591	$753	$667	$159	$753
Income taxes, net of refunds received of $1,342, $744, and $17,589 in Calendar 2004, 2003, and 2002, respectively, and $26,650 for Fiscal 2002	$12,474	$12,174	$2,733	$5,105	$(7,614)
Supplemental schedule of non-cash investing and financing activities:
Transfer of investment to SI II	$(2,186)	$—	$—	$—	$—
Conversion of convertible debt to shares of Class A Common Stock	$—	$364,609	$—	$—	$—
Accretion of interest and debt discount on convertible debt	$—	$16,456	$20,401	$5,239	$20,100

See Notes to Consolidated Financial Statements.

GARTNER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. On October 30, 2002, the Company announced that the Board of Directors approved a change in the Company’s fiscal year end from September 30 to December 31, effective January 1, 2003. This change resulted in a three-month transitional period ending December 31, 2002. References to Transition 2002, unless otherwise indicated, refer to the three-month transitional period ended December 31, 2002. References to Fiscal 2002 and Fiscal 2001, unless otherwise indicated, are to the respective fiscal year period from October 1 through September 30. References to Calendar 2004, Calendar 2003 and Calendar 2002, unless otherwise indicated, are to the respective twelve-month period from January 1 through December 31. The unaudited financial information for the twelve months ended December 31, 2002 is presented for comparative purposes. Certain prior year amounts have been reclassified to conform to the current year presentation. When used in these notes, the terms “Company,” “we,” “us,” or “our” mean Gartner, Inc. and its subsidiaries.

Principles of consolidation. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in companies in which the Company owns less than 50% but have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. All other investments for which the Company does not have the ability to exercise significant influence are accounted for under the cost method of accounting. The results of operations for acquisitions of companies accounted for using the purchase method have been included in the Consolidated Statements of Operations beginning on the closing date of acquisition. Certain amounts in the prior year presentations have been reclassified to conform to the current year presentation.

Revenues and commission expense recognition. The Company typically enters into annually renewable subscription contracts for research products. Revenues from research products are deferred and recognized ratably over the applicable contract terms. The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that have a 30-day cancellation clause but have not produced material cancellations to date. With the exception of certain government contracts which permit termination and contracts with special billing terms, it is Company policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed, which represents a legally enforceable claim, and a corresponding amount as deferred revenue. For those government contracts that permit termination, the Company bills the client the full amount billable under the contract but only records a receivable equal to the earned portion of the contract. In addition, the Company only records deferred revenue on these government contracts when cash is received. Deferred revenue attributable to government contracts was $40.9 million and $38.6 million at December 31, 2004 and 2003, respectively. In addition, at December 31, 2004 and 2003, the Company had not recognized receivables or deferred revenues relating to government contracts that permit termination of $4.2 million, and $6.6 million, respectively, which had been billed but not yet collected. The Company records the commission obligation related to research contracts upon the signing of the contract and amortizes the corresponding deferred commission expense over the contract period in which the related revenues are earned.

Consulting revenues, primarily derived from consulting, measurement and strategic advisory services (paid one-day analyst engagements), are based primarily on fixed fees or time and materials for discrete projects. Such revenues are recognized as work is delivered and as services are provided and are evaluated on a contract by contract basis. Unbilled fees receivables associated with consulting engagements were $27.9 million at December 31, 2004 and $24.3 million at December 31, 2003.

Events revenues are deferred and recognized upon the completion of the related symposium, conference or exhibition. In addition, the Company defers certain costs directly related to events and expenses these costs in the period during which the related symposium, conference or exhibition occurs. The Company policy is to defer only those costs, primarily prepaid site and production services costs, which are incremental and are directly attributable to a specific event. Other costs of organizing and producing Company events, primarily personnel and non-event specific expenses, are expensed in the period incurred. At the end of each fiscal quarter, the Company assesses on an event-by-event basis whether expected direct costs of producing a scheduled event will exceed expected revenues. If such costs are expected to exceed revenues, the Company records the expected loss in the period determined.

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

Investments in equity securities. The Company accounts for its investments in publicly traded equity securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments meet the criteria for classification as available for sale, given the Company’s ability and intent to sell such investments, and are recorded at fair value and included in Other assets on the Consolidated Balance Sheets. Unrealized gains and losses on these marketable investments are recorded, net of tax, as a component of Accumulated other comprehensive income (loss) within the Stockholders’ equity section of the Consolidated Balance Sheets. Realized gains and losses are recorded in Gain (loss) on investments, net within the Consolidated Statements of Operations. The cost of equity securities sold is based on specific identification. The Company assesses the need to record impairment losses on investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. In making this assessment, the Company considers the significance and duration of the decline in value and the valuation of comparable companies operating in the Internet and technology sectors. The impairment factors the Company evaluates may change in subsequent periods, since the entities underlying these investments operate in a volatile business environment. In addition, these entities may require additional financing to meet their cash and operational needs; however, there can be no assurance that such funds will be available to the extent needed at terms acceptable to the entities, if at all. These impairment losses are reflected in Gain (loss) on investments, net within the Consolidated Statements of Operations.

The Company accounts for investments that it does not have the ability to exercise significant influence over using the cost method of accounting. Accordingly, these investments are carried at the lower of cost or net realizable value and are included in Other assets in the Consolidated Balance Sheets (see Note 5 - Investments). The equity method is used to account for investments in entities that are not majority-owned and that the Company does not control but over which it has the ability to exercise significant influence.

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

		December 31,
	Useful Life (Years)	2004	2003

Computer equipment and software	2 - 3	$153,489	$146,700
Furniture and equipment	3 - 8	43,261	42,795
Leasehold improvements	2 - 15	46,096	44,871
`
		242,846	234,366
Less – accumulated depreciation and amortization		(179,351)	(167,825)
`
		$63,495	$66,541
`

At December 31, 2004 and 2003, capitalized development costs for internal use software were $13.4 million and $13.1 million, respectively, net of accumulated amortization of $17.4 million and $32.5 million respectively. Amortization of capitalized internal software development costs totaled $7.7 million, $10.6 million and $15.2 million (unaudited) during Calendar 2004, 2003, and 2002, respectively, $4.4 million during Transition 2002, and $15.7 million during Fiscal 2002.

Software development costs. The Company capitalizes certain computer software development costs and enhancements, for software sold to customers, after the establishment of technological feasibility, limited to the net realizable value of the software product, and cease capitalization when the software product is available for general release to clients. Until these products reach technological feasibility, all costs related to development efforts are charged to expense. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing, and documentation, are capitalized. Amortization of software development costs is provided on a product-by-product basis over the estimated economic life of the software, generally two years, using the straight-line method and is recorded within Depreciation. Amortization of capitalized computer software development costs begins when the products are available for general release to customers. Periodic reviews are performed to ensure that unamortized capitalized software development costs remain recoverable from future revenue. Capitalized software costs, net of accumulated amortization, were $0.3 million and $1.1 million at December 31, 2004 and 2003, respectively. Amortization expense was $0.9 million, $1.6 million and $1.5 million (unaudited) in Calendar 2004, 2003, and 2002, respectively, $0.4 million in Transition 2002, and $1.4 million in Fiscal 2002.

Intangible assets. Intangible assets are amortized using the straight-line method over their expected useful lives. Intangible assets subject to amortization included the following (in thousands):

		December 31,
	Amortization Period (Years)	2004	2003

Non-compete agreements:	2 - 5
Gross cost		$628	$13,257
Accumulated amortization		(548)	(12,599)
`
Non-compete agreements, net		80	658
Trademarks and tradenames:	9 - 12
Gross cost		202	1,811
Accumulated amortization		(144)	(1,484)
`
Trademarks and tradenames, net		58	327
`
Intangible assets, net		$138	$985
`

Aggregate amortization expense related to intangible assets was $0.7 million, $1.3 million, and $1.9 million (unaudited) for Calendar 2004, 2003, and 2002, respectively, $0.5 million for Transition 2002, and $1.9 million for Fiscal 2002. Estimated aggregate amortization expense for each of the next five Calendar years for intangible assets recorded in the Consolidated Balance Sheet as of December 31, 2004 is as follows (in thousands):

Year ended December 31,

2005	$98
2006	37
2007	3

Total	$138

Goodwill. Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the tangible and identifiable intangible net assets acquired. Effective October 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of SFAS No. 142 eliminated goodwill amortization. Instead, goodwill is tested for impairment at the reporting unit level, at least annually. A reporting unit can be an operating segment or a business if discrete financial information is prepared and reviewed by management. Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the reporting unit’s carrying amount of goodwill exceeds the implied fair value of the goodwill. The fair value of reporting units were estimated using discounted cash flows, market multiples, and other valuation techniques.

The carrying amount of goodwill was allocated to the Company’s segments as follows (in thousands):

	December 31,
	2004	2003

Research	$131,921	$128,896
Consulting	67,150	68,803
Events	30,606	30,606
Other	2,082	2,082

Total goodwill	$231,759	$230,387

During Calendar 2004, the Company recorded goodwill impairment charges of $2.7 million in the Consulting segment related to certain operations in South America that were closed and for the exit from other non-core operations. The remaining changes in goodwill in the table above were the result of currency translation.

Impairment of long-lived assets and intangible assets. The Company reviews long-lived assets and intangible assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the respective asset may not be recoverable. Such evaluation may be based on a number of factors including current and projected operating results and cash flows, changes in management’s strategic direction as well as other economic and market variables. The Company’s policy regarding long-lived assets and intangible assets other than goodwill is to evaluate the recoverability of these assets by determining whether the balance can be recovered through undiscounted future operating cash flows. Should events or circumstances indicate that the carrying value might not be recoverable based on undiscounted future operating cash flows, an impairment loss would be recognized. The amount of impairment, if any, is measured based on the difference between projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds and the carrying value of the asset (see Note 6 — Other Charges).

Foreign currency translation. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as foreign currency translation adjustments, a component of Accumulated other comprehensive income (loss), net within the Stockholders’ equity section of the Consolidated Balance Sheets. Income and expense items are translated at average exchange rates for the year. Currency transaction gains or losses arising from transactions denominated in currencies other than the functional currency of a subsidiary are included in results of operations within Other income (expense), net within the Consolidated Statements of Operations. Currency transaction gains (losses), net were $(3.9) million during Calendar 2004, $0.5 million during Calendar 2003, $(0.4) million (unaudited) during Calendar, 2002, $(0.1) million during Transition 2002, and $(0.8) million during Fiscal 2002. The $(3.9) currency transaction loss in Calendar 2004 includes a foreign currency charge of $(3.1) million related to the closing of certain operations in South America.

Income taxes. Deferred tax assets and liabilities are recognized based on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. The provision for income taxes is the sum of the amount of income tax paid or payable for the year as determined by applying the provisions of enacted tax laws to taxable income for that year and the net changes during the year in deferred tax assets and liabilities. The Company credits additional paid-in capital for realized tax benefits arising from stock transactions with employees. The tax benefit on a nonqualified stock option is equal to the tax effect of the difference between the market price of the Company’s common stock on the date of exercise and the exercise price. Undistributed earnings of subsidiaries outside of the U.S. amounted to approximately $83.0 million as of December 31, 2004, for which no deferred taxes had been previously recorded in accordance with Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes - Special Areas” (“APB 23”). The Company anticipates repatriating approximately $52.0 million of this amount in early 2005. Pursuant to the American Jobs Creation Act of 2004, a deferred tax charge of $5.0 million was included in tax expense for 2004. This charge is the Company’s best current estimate of the tax cost related to the dividend repatriation. Such estimate may be revised as a result of additional guidance or clarifying language that may be issued by Congress and/or the Department of the Treasury, or any changes in the Company’s factual assumptions that may occur.

Fair value of financial instruments. The Company’s financial instruments include cash and cash equivalents, fees receivable, accounts payable, and accruals which are short-term in nature. The carrying amounts of these financial instruments approximate their fair value. Investments in publicly traded equity securities are valued based on quoted market prices. Investments in equity securities that are not publicly traded are valued at the lower of cost or net realizable value, which approximates fair market value.

At December 31, 2004, the Company had $190.0 million outstanding under its senior revolving credit facility. The carrying amount of these borrowings approximates fair value as the rate of interest on the revolving credit facility approximates current market rates of interest for similar instruments with comparable maturities.

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

Use of estimates. The Company makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures, if any, of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates are required by generally accepted accounting principles in the United States of America in the Company’s preparation of its Consolidated Financial Statements. Actual results could differ from those estimates. Estimates are used when accounting for such items as allowance for doubtful accounts, investments, depreciation, amortization, income taxes and certain accrued liabilities.

Accounting for stock-based compensation. The Company has several stock-based compensation plans. The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for our employee stock options and purchase rights and apply Statement of Financial Accounting Standards No. 123 “Accounting for Stock Issued to Employees” (“SFAS 123”) for disclosure purposes only. Under APB 25, the intrinsic value method is used to account for stock-based employee compensation plans. The SFAS 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. If compensation for employee stock compensation had been determined based on SFAS 123, the Company’s pro forma net income, and pro forma income per share would have been as follows (in thousands, except per share data):

	Calendar	Calendar	Transition	Fiscal
	2004	2003	2002	2002

Net income (loss) as reported	$16,889	$23,589	$(14,418)	$48,423
Stock-based compensation expense included in net income
(loss), net of tax	930	697	563	1,768
Pro forma employee stock-based compensation cost, net of tax	(12,570)	(16,665)	(5,814)	(30,116)

Pro forma income (loss)	$5,249	$7,621	$(19,669)	$20,075

Basic income (loss) per share:
As reported	$0.14	$0.26	$(0.18)	$0.58
Pro forma	$0.04	$0.08	$(0.24)	$0.24

Diluted income (loss) per share:
As reported	$0.13	$0.25	$(0.18)	$0.46
Pro forma	$0.04	$0.08	$(0.24)	$0.24

The fair value of the Company’s stock plans used to compute pro forma net income (loss) and diluted per share disclosures is the estimated fair value at grant date using the Black-Scholes option pricing model. The following weighted-average assumptions were utilized for stock options granted or modified:

	Calendar	Calendar	Transition	Fiscal
	2004	2003	2002	2002

Expected life (in years)	3.8	3.6	3.4	3.5
Expected volatility	40%	43%	47%	50%
Risk free interest rate	3.0%	2.0%	2.2%	3.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted average fair values of the Company’s stock options granted in Calendar 2004, Calendar 2003, Transition 2002 and Fiscal 2002 are $4.20, $3.10, $2.93, and $3.67, respectively.

Recently issued accounting standards. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123R, Share-Based Payments (“SFAS 123R”). The rule replaces SFAS 123 and APB 25 and will require the recognition of expense for share-based payments, to include the value of stock options granted to employees. The revised rule is effective for periods beginning after June 15, 2005, but early adoption is permitted. The Company plans to adopt the new rule on July 1, 2005. The Company is currently assessing the impact the revised rule will have on its financial position, cash flows, and results of operations, and believe it may have a material effect on the Company’s results of operations.

In December 2003, the FASB issued SFAS No. 132 (Revised), “Employer’s Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132R”). SFAS 132R requires additional disclosures relating to assets, obligations, cash flows and net periodic pension cost. SFAS 132R is effective for fiscal years ending after December 31, 2003. The Company’s required SFAS 132R disclosure is included in Note 14 – Employee Benefits.

2—ANNOUNCED ACQUISITION OF META

On December 27, 2004, the Company and META announced an agreement under which the Company will acquire META in an all-cash transaction for $10.00 per share, or approximately $162.0 million, excluding transaction costs. META is a publicly owned, premier information technology and research firm based in Stamford, Connecticut with 715 employees. In 2004, META generated $141.5 million in revenue from 52 worldwide locations and had $90.8 million of assets at December 31, 2004. META trades on the NASDAQ National Market under the symbol “METG.” The Boards of Directors of both firms have approved the agreement, and on January 31, 2004, the Company announced that notice had been received from the Federal Trade Commission of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act concerning its planned acquisition of META. META filed its definitive proxy statement with the SEC on February 17, 2005 and is scheduled to hold a special meeting of stockholders to approve the transaction on March 23, 2005. Closing of the transaction, which is subject to customary closing conditions, including approval by META’s stockholders, is expected to be effective April 1, 2005. See Note 9 – Commitments and Contingencies for additional information.

3—CORRECTION OF SFAS 87 ACCOUNTING TREATMENT

Prior to Calendar 2004, the Company did not apply the requirements of SFAS 87 – “Employers’ Accounting for Pensions” (SFAS 87) to a defined-benefit pension plan in one of its international locations. The plan is statutory in nature and covers approximately 85 individuals. The Company has determined that approximately $0.7 million of pension expense, net of tax, for this plan should have been recorded over the period 1994 through Calendar 2003 in accordance with the requirements of SFAS 87. Although the impact of this additional expense is immaterial, the Company has restated its financial statements for Calendar 2003 and Fiscal 2002 to record the pension expense as a correction of an error in prior periods. The effect of these adjustments on previously reported operating results and earnings per share is summarized below. The impact of the adjustments reduced total assets by $3.2 million and total liabilities by $2.4 million at December 31, 2003. The impact of the adjustments prior to Fiscal 2002 reduced retained earnings by approximately $0.5 million. There was no effect on the previously reported liquidity or net operating cash flows for either Calendar 2003 or Fiscal 2002. In Calendar 2004, the Company is recording pension expense in accordance with SFAS 87.

The following table sets forth the impact of the restatement on prior periods (in thousands, except per share data):

	Calendar 2003		Fiscal 2002
	As Reported	Restated	As Reported	Restated
Operating income	$47,461	$47,333	$96,375	$96,183

Net income	$23,693	$23,589	$48,578	$48,423

Basic income per share	$0.26	$0.26	$0.58	$0.58

Diluted income per share	$0.26	$0.25	$0.47	$0.46

The effect of the restatement on the Company’s previously reported annual financial statements was not material.

4—BUSINESS ACQUISITIONS

Fiscal 2002
On June 10, 2002, the Company acquired the remaining 49.9% of People3, Inc., an authority on IT human capital. People3 has been integrated with the Company’s consulting segment. Prior to this acquisition, the Company owned 50.1% of People3 and consolidated its assets and liabilities and results of operations. Revenues in Fiscal 2002 were approximately $6.9 million. The purchase price was $3.9 million, of which $0.2 million was allocated to non-compete agreements, $0.3 million was allocated to database-related assets and $3.4 million was allocated to goodwill. The non-compete agreements are being amortized over the life of the agreements, three-years. The database-related assets are being amortized over their estimated useful life of five years. In December 2004, the Company decided to shutdown the operations of this non-core product line, the effects of which were immaterial.

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

5—INVESTMENTS

At December 31, 2004, the Company’s investments in marketable equity securities and other investments had a cost basis and a fair value of $7.0 million and are included in Other assets in the Consolidated Balance Sheet. At December 31, 2004, the Company had an unrealized gain of $0.1 million related to these investments.

The Company owns equity securities through two limited partnerships, SI Venture Associates (“SI I”) and SI Venture Fund II (“SI II”), which are venture capital funds engaged in making investments in early to mid-stage IT-based or Internet-enabled companies, of which the Company owns 100% of SI I and 22% of SI II at December 31, 2004. In the fourth quarter of Calendar 2004, the Company made the decision to liquidate SI I and to sell the Company’s interest in SI 11. In addition, in the fourth quarter of Calendar 2004 the Company recorded a charge of $1.5 million related to the liquidation of SI I, to include $0.8 million for the writedown of the investment and $0.7 million in related shutdown charges. No charges were recorded on SI II in the fourth quarter of Calendar 2004 related to the planned sale since the carrying value of the investment approximates its net realizable value. In the third quarter of Calendar 2004, the Company recorded a non-cash charge of $2.2 million related to the transfer of its investment in TruSecure to SI II, as well as a decrease in its ownership percentage in SI II of seven hundred basis points. As a result of this transfer and the decrease in ownership, the Company was relieved of all future capital calls, which totaled $4 million.

Impairment losses on these investments are reflected in Gain (loss) on investments, net in the Consolidated Statements of Operations. The carrying value of the Company’s investments held by SI I and SI II was zero and $6.7 million, respectively, at December 31, 2004. The investment in SI II is not presented separately on the balance sheet as a held for sale asset as the amount is not material.

At December 31, 2003, the Company’s investments in marketable equity securities and other investments had a cost basis and a fair value of $10.9 million. Unrealized gains and losses at December 31, 2003 were individually insignificant. During Calendar 2003, the Company received proceeds of approximately $5.5 million, recorded as gain on investments, on insurance proceeds received associated with a negotiated settlement regarding a claim, which occurred in Fiscal 2000, arising from the sale of GartnerLearning. On September 1, 1998, the Company sold GartnerLearning, a division that provided technology based training and services for IT professionals, to NETg Inc. (“NETg”), a subsidiary of Harcourt, Inc. (formerly Harcourt Brace & Company), and the Company recorded a pre-tax loss of approximately $2.0 million. In addition, the Company recorded an additional loss, as a loss on investments, of $6.7 million during Fiscal 2000 in connection with a negotiated settlement of a claim arising from the sale of GartnerLearning.

During Calendar 2003, the Company recorded an impairment loss of $0.9 million on a minority-owned investment that is not publicly traded. The Company evaluated the investment for impairment because of the investee’s recapitalization due to its lack of capital resources to redeem its mandatorily redeemable equity. As a result of this, the holders of the mandatorily redeemable shares have agreed to a recapitalization of the entity. At December 31, 2003, the Company wrote the investment down to estimated of fair value. The estimate of fair value was based upon a combination of valuation techniques including a discounted cash flow analysis of future projections of operating performance, market comparables and other available information.

During Transition 2002, the Company recognized impairment losses of $1.7 million associated with the Company’s investment in SI I and SI II. During Fiscal 2002, the Company sold 748,118 shares of CNET for $6.0 million resulting in a pre-tax gain of $0.8 million, and recognized impairment losses related to its SI investments of $2.5 million.

The Company’s share of equity gains in SI I and SI II was $0.1 million for both Calendar 2004 and 2003, $0.01 million for Transition 2002, and $0.2 million for Fiscal 2002.

SI and Other Investments – Related Party

The Company owns 100% of SI I and 22% of SI II at December 31, 2004. Both entities are managed by SI Services Company, L.L.C., an entity controlled by a former CEO and Chairman of the Board, who continues to be paid pursuant to the terms of his employment agreement with the Company, and certain of the Company’s former officers and employees. Management fees incurred for SI Services Company, L.L.C. are approximately $1.2 million per year. In addition, the Company provides access to research and the use of certain office space at no cost to SI Services Company, LLC. The Company had a total original investment commitment to SI I and SI II of $10.0 million and $30.0 million, respectively. The commitment to SI I was fully funded in prior years. The Company made contributions to the SI investments of $2.0 million and $1.5 million during Calendar 2003 and Fiscal 2002, respectively. No contributions were made during Transition 2002. Of the $30.0 million commitment to SI II, $4.0 million remained unfunded at December 31, 2003. In the third quarter of Calendar 2004, the Company recorded a non-cash charge of $2.2 million related to the transfer of its investment in TruSecure to SI II, as well as a decrease in ownership percentage in SI II of seven hundred basis points. As a result of this transfer and the decrease in ownership, the Company was relieved of all future capital calls for SI II.

6—OTHER CHARGES

During the fourth quarter of Calendar 2004 the Company recorded Other charges of $11.9 million, of which $5.9 million was for severance and benefits related to an announced workforce reduction. The Company severed 40 employees and expects additional workforce reductions to occur during the first quarter of Calendar 2005 as part of this effort. Other charges of $4.3 million during the third quarter of Calendar 2004 primarily included severance costs associated with the departure of the Company’s President and COO and former Chairman and CEO of $3.1 million and $0.8 million, respectively. Other charges of $9.1 million during the second quarter of Calendar 2004 included $3.8 million of severance costs associated with the departure of the Company’s former Chairman and CEO, as well as $5.3 million of costs associated with the termination of 30 additional employees. During the first quarter of Calendar 2004, other charges of $10.5 million were primarily associated with a realignment of our workforce. This workforce realignment was a continuation of the action plan initiated during the fourth quarter of Calendar 2003 and has resulted in the termination of 132 employees, or approximately 4% of the Company’s workforce, bringing the total terminations to 262 employees associated with the action plan previously announced in December 2003.

For all of Calendar 2004, the Company recorded total charges of $29.7 million related to the realignment of the Company’s workforce, including costs of $7.7 million related to the departure of the Company’s President and COO and our former Chairman and CEO. This realignment resulted in the termination of 203 employees for the full year. The annualized savings from the termination of these employees should be approximately $23.3 million. However, the Company plans to reinvest a significant portion of these savings into improving its products, processes, and infrastructure to help drive future growth.

Additionally, during the fourth quarter of Calendar 2004, the Company revised its estimates of previously recorded costs and losses associated with excess facilities and recorded $2.3 million of additional provisions. The revised estimate was due to a decline in market lease rates for expected subleases, as well as a reduction in estimated periods of subleases. The Company also recorded a charge of $1.9 million in the fourth quarter of Calendar 2004 related to the restructuring of certain internal systems, and $1.8 million for charges related to the exit from certain international and other non-core operations.

During Calendar 2003, the Company recorded Other charges of $29.7 million. Of these charges, $20.0 million are associated with the Company’s workforce reductions; $5.4 million is associated with the workforce reduction announced in February 2003, and $14.6 million is associated with the workforce reduction announced in December 2003. These workforce reductions resulted in the termination of 222 employees and the payment of $7.6 million during Calendar 2003. In addition, approximately $9.7 million of these charges relate to additional estimated costs and losses associated with excess facilities that were previously reserved for as other charges during Fiscal 2002 and Transition 2002. The increase in the estimated costs and losses on these facilities was a result of the continued decline in market rents for the associated facility, as well as changes in estimates of timing of sublease income.

During Transition 2002, the Company recorded other charges of $32.2 million. Of these charges, $13.3 million relates to costs and losses associated with the elimination and reduction of excess facilities, principally leased facilities and ongoing lease costs and losses associated with sub-lease arrangements. In addition, approximately $18.9 million of these charges are associated with the Company’s workforce reduction and are for employee termination severance payments and related benefits. This workforce reduction resulted in the elimination of 175 positions, or approximately 4% of the Company’s workforce at the time, and the payment of $11.0 million of termination benefits during Calendar 2003.

During Fiscal 2002, the Company recorded other charges of $17.2 million. Of these charges, $10.0 million relates to costs and losses associated with the elimination of excess facilities, principally leased facilities and ongoing lease costs and losses associated with sub-lease arrangements. In addition, approximately $5.8 million of these charges are associated with the Company’s workforce reduction announced in January 2002 and are for employee termination severance payments and related benefits. This workforce reduction resulted in the elimination of approximately 100 positions, or approximately 2% of the Company’s workforce at the time.

At December 31, 2004, $9.3 million of the aggregate termination benefits relating to the workforce reductions remain to be paid, primarily in the quarters ended March 31 and June 30, 2005. In addition, costs for excess facilities will be paid until Calendar 2011, while the asset impairments and other will be paid out during the first and second quarters of Calendar 2005. The Company will fund these costs from existing cash.

The following table summarizes the activity related to the liability for the restructuring programs recorded as other charges (in thousands):

	Workforce	Excess	Asset
	Reduction	Facilities	Impairments
	Costs	Costs	and Other	Total

Accrued liability at September 30, 2001	$6,599	$—	$—	$6,599
Charges during Fiscal 2002	5,808	10,014	1,424	17,246
Non-cash charges	(120)	(2,663)	(1,424)	(4,207)
Payments	(11,629)	(3,263)	—	(14,892)

Accrued liability at September 30, 2002	$658	$4,088	$—	$4,746
Charges during Transition 2002	18,899	13,267	—	32,166
Non-cash charges	(601)	(659)	—	(1,260)
Payments	(7,233)	(760)	—	(7,993)

Accrued liability at December 31, 2002	$11,723	$15,936	$—	$27,659
Charges during Calendar 2003	20,000	9,716	—	29,716
Non-cash charges	(123)	—	—	(123)
Payments	(18,784)	(6,493)	—	(25,277)

Accrued liability at December 31, 2003	$12,816	$19,159	$—	$31,975
Charges during Calendar 2004	29,707	2,263	5,784	37,754
Non-cash charges	(496)	—	(4,251)	(4,747)
Payments	(32,759)	(4,247)	(35)	(37,041)

Accrued liability at December 31, 2004	$9,268	$17,175	$1,498	$27,941

7—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES AND OTHER ASSETS

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2004	2003

Taxes payable	$20,337	$16,957
Payroll and related benefits payable	58,433	54,220
Commissions payable	23,337	19,350
Accounts payable	12,706	8,714
Severance associated with other charges (Note 6)	9,268	12,816
Excess facilities costs associated with other charges (Note 6)	17,175	19,159
Other accrued liabilities	40,246	49,216

Total accounts payable and accrued liabilities	$181,502	$180,432

Other assets consist of the following (in thousands):

	December 31,
	2004	2003

Security deposits	$1,488	$1,333
Investment in unconsolidated subsidiaries	7,002	10,864
Non-current deferred tax assets	43,055	38,431
Benefit plan related assets	17,373	14,098
Prepaid acquisition costs for META	6,039	—
Debt issuance costs	2,468	602
Other long-term assets	532	1,191

Total other assets	$77,957	$66,519

8—DEBT

The Company has an unsecured Credit Agreement with JPMorgan Chase Bank, as administrative agent for the participating financial institutions thereunder, providing for a maximum of $200.0 million of borrowings under a senior term A facility, and a five year, $100.0 million revolving credit facility. During the third quarter of 2004, the Company borrowed $200 million under the term A loan facility, receiving net proceeds after debt issuance costs of $197.2 million. In accordance with the requirements of the term A loan facility, the Company made a loan payment of $10.0 million in the fourth quarter of Calendar 2004. At December 31, 2004, there was $190.0 million outstanding on the term loan facility and $3.5 million of letters of credit outstanding under the revolving credit facility.

The facilities bear interest equal to LIBOR plus an applicable margin that varies based on specified leverage ratios. At December 31, 2004, the current interest rate was 3.59%. The term A loan facility is payable in equal quarterly installments over a five year period ending August 12, 2009. The credit facilities are subject to mandatory prepayments from a portion of proceeds from asset sales and proceeds from certain future debt issuances. The credit agreement includes customary affirmative, negative and financial covenants primarily based on the Company’s financial results and other measures such as contract value. As a result of these covenants, our borrowing availability at December 31, 2004 was $59.2 million. The facilities also include commitment fees on the unused portion of the revolving credit facility not subject to letters of credit. The Company paid a commitment fee of 0.30% to 0.50% on the unused revolving credit amount. During Calendar 2004, the weighted-average interest rate on the borrowings, which were only outstanding during the third and fourth quarter, was 3.28%.

Subsequent to December 31, 2004, the Company entered into an amendment of the Credit Agreement covenant requirements, which resulted in additional borrowing capacity under the revolving credit facility. As a result, the amended borrowing availability under the revolving credit facility would have been $96.5 million at December 31, 2004.

On April 17, 2000, the Company issued, in a private placement transaction, $300.0 million of 6% convertible subordinated notes (the “convertible notes”) to Silver Lake Partners, L.P. (“Silver Lake”) and other noteholders. The convertible notes were scheduled to mature in April 2005 and had been accruing interest at 6% per annum. Interest had accrued semi-annually by a corresponding increase in the face amount of the convertible notes commencing September 15, 2000.

In October 2003, the convertible notes were converted into 49,441,122 shares of Gartner Class A Common Stock in accordance with the original terms of the notes. The determination of the number of shares issued upon conversion was based upon a $7.45 conversion price and a convertible note of $368.3 million, consisting of the original face amount of $300 million plus accrued interest of $68.3 million. The unamortized balances of debt issue costs of $2.8 million and debt discount of $0.3 million as of the conversion date were netted against the outstanding principal and interest balances, resulting in a $365.2 million increase to stockholders’ equity. Additionally, certain costs directly associated with the conversion, such as regulatory filing, banking and legal fees, totaling $0.6 million, were charged to equity.

As part of the original private placement transaction, two Silver Lake representatives were elected to our ten-member Board of Directors. The Company also granted to Silver Lake the right to acquire 5% of any Company subsidiary that is spun off or spun out at 80% of the initial public offering price.

The Company issues letters of credit in the ordinary course of business. At December 31, 2004, the Company had outstanding letters of credit with JPMorgan Chase Bank for $3.5 million.

9—COMMITMENTS AND CONTINGENCIES

On December 27, 2004, the Company announced that it would acquire META in an all-cash transaction valued at $10.00 per share, or approximately $162.0 million, excluding transaction costs. While subject to regulatory and shareholder approvals, the Company believes the transaction will close in the second quarter of Calendar 2005. In order to fund the purchase of META, the Company anticipates that it will use a combination of cash and the Company’s amended five-year revolving credit facility. In connection with funding the META transaction, the Company anticipates repatriating $52.0 million in cash earnings from its non-US subsidiaries in early 2005. At December 31, 2004, the Company had a $1.7 million nonrefundable obligation related to the META acquisition.

The Company leases various facilities, furniture and computer equipment under operating lease arrangements expiring between 2005 and 2025. Future minimum annual payments under non-cancelable operating lease agreements at December 31, 2004 are as follows (in thousands):

Year ended December 31,

2005	$29,899
2006	23,311
2007	20,701
2008	18,879
2009	18,217
Thereafter	95,929

Total minimum lease payments	$206,936

Rental expense for operating leases was $25.2 million for Calendar 2004, $25.5 million for Calendar 2003, $7.0 million for Transition 2002, and $27.6 million for Fiscal 2002. The Company also has commitments for office services, such as printing, copying, shipping and mail services, which expire at various dates in 2005. The minimum obligation under these agreements is approximately $1.8 million in the aggregate.

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. The Company believes the outcome of all current proceedings, claims and litigation will not have a material effect on the Company’s financial position or results of operations when resolved in a future period.

The Company has various agreements that may obligate it to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which it customarily agrees to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of December 31, 2004, the Company was not aware of any indemnification agreements that would require material payments.

10—STOCKHOLDERS’ EQUITY

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

In February 2005, the Company announced that its Board of Directors approved the elimination of its classified Board structure and approved the combination of the Company’s Class A and Class B common shares. Both of these items are subject to stockholder approval at the Company’s annual meeting to take place in the late spring or early summer of 2005.

The Company does not currently pay cash dividends on its Class A or Class B common stock. While subject to periodic review, the current policy of the Board of Directors is to retain all earnings primarily to provide funds for continued growth. The Credit Agreement, dated August 12, 2004, contains a negative covenant which may limit the Company’s ability to pay dividends. In addition, the Amended and Restated Security Holders Agreement with Silver Lake Partners, L.P. requires the Company to obtain Silver Lake’s consent prior to declaring or paying dividends.

The following table provides transactions relating to the Company’s common stocks:

	Class A Common Stock		Class B Common Stock
		Treasury		Treasury
	Issued	Stock	Issued	Stock
	Shares	Shares	Shares	Shares
Balance at September 30, 2001	78,009,277	26,621,154	40,689,648	8,141,820
Issuances under stock plans	1,989,240	(563,829)	—	—
Purchases for treasury	—	2,153,400	—	2,311,700
Forfeitures of restricted stock	(11,836)	—	—	—

Balance at September 30, 2002	79,986,681	28,210,725	40,689,648	10,453,520
Issuances under stock plans	124,847	(15,399)	—	—
Purchases for treasury	—	963,117	—	453,600
Forfeitures of restricted stock	(5,508)	—	—	—

Balance at December 31, 2002	80,106,020	29,158,443	40,689,648	10,907,120

Issuances under stock plans	4,037,656	(784,916)	—	—
Purchases for treasury	—	3,435,161	—	1,549,485
Issuance of shares upon conversion of debt	18,302,271	(31,138,851)	—	—
Forfeitures of restricted stock	(9,847)	—	—	—

Balance at December 31, 2003	102,436,100	669,837	40,689,648	12,456,605
Issuances under stock plans	7,871,016	(690,382)	—	—
Purchases for treasury	—	20,998,130	—	5,620,089
Forfeitures of restricted stock	(176,672)	—	—	—

Balance at December 31, 2004	110,130,444	20,977,585	40,689,648	18,076,694

Tender Offer. On August 10, 2004, the Company announced the final results of its Dutch auction tender offer. The Company repurchased 11.3 million shares of its Class A Common Stock and 5.5 million shares of its Class B Common Stock at a purchase price of $13.30 and $12.50 per share, respectively. Additionally, the Company repurchased 9.2 million Class A shares from Silver Lake Partners, L.P. and certain of its affiliates (“Silver Lake”) at a purchase price of $13.30 per share. The total cost of the purchases was $346.2 million including transaction costs of $3.8 million.

Stock repurchase program. In July 2001, the Company’s Board of Directors approved the repurchase of up to $75 million of Class A and Class B Common Stock. The Board of Directors subsequently increased the authorized stock repurchase program to a total authorization for repurchase of $200 million. On a cumulative basis at December 31, 2004, the Company has purchased $133.2 million of our stock under this stock repurchase program. In connection with the tender offer, the Board of Directors terminated the stock repurchase program in June 2004.

The following table provides information related to our cumulative repurchases under this program:

					Total
	Class A Common Stock		Class B Common Stock		Cost of
		Average		Average	Shares
	Total Shares	Price Paid	Total Shares	Price Paid	Purchased
	Purchased	per Share	Purchased	per Share	(in thousands)
Fiscal 2001	2,318,149	$9.79	7,960	$9.50	$22,773
Fiscal 2002	2,153,400	10.84	2,311,700	10.25	47,047
Transition 2002	963,117	9.79	453,600	9.81	13,880
Calendar 2003	3,435,161	8.47	1,549,485	9.26	43,433
Calendar 2004	413,225	11.59	114,600	11.55	6,112

Totals	9,283,052	$9.62	4,437,345	$9.89	$133,245

11—STOCK PLANS

Stock option plans. The Company grants stock options to employees that allow them to purchase shares of Class A Common Stock. These options are granted as an incentive for employees to contribute to the Company’s long-term success. Options are also granted to members of the Board of Directors and certain consultants. Generally, stock options are issued at their fair market value at the date of grant. Most options vest either a) annually over a three-year service period, or b) over a four-year vesting period, with 25% vesting at the end of the first year and the remaining 75% vesting monthly over the next three years. Options generally expire ten years from the grant date. At December 31, 2004, 3.4 million shares of Class A Common Stock were authorized for grants of options or restricted stock under the 2003 Long Term Incentive Plan.

In February 2003, the Company’s stockholders approved the 2003 Long-Term Incentive Plan (“2003 Plan”) which replaced its 1993 Director Stock Option Plan, 1994 Long Term Option Plan, 1996 Long Term Stock Option Plan, 1998 Long Term Stock Option Plan and 1999 Stock Option Plan (collectively the “Previous Plans”). Under the 2003 Plan, 9,928,000 shares of Class A Common Stock were initially available for grant. Upon approval of the 2003 Plan, no further grants or awards were allowable under the Previous Plans. However, any outstanding options or awards under the Previous Plans remain outstanding until the earlier of their exercise, forfeiture, or expiry date.

A summary of stock option activity under the plans and agreement through December 31, 2004 follows:

	Class A Common Stock
		Weighted
	Under	Average
	Option	Exercise Price
Outstanding at September 30, 2001	34,983,124	$13.03
Granted	5,629,441	$9.42
Exercised	(1,989,049)	$8.92
Canceled	(4,617,199)	$14.12

Outstanding at September 30, 2002	34,006,317	$12.52
Granted	3,601,127	$8.13
Exercised	(131,343)	$7.91
Canceled	(1,012,162)	$12.86

Outstanding at December 31, 2002	36,463,939	$12.10
Granted	2,598,070	$9.03
Exercised	(4,278,704)	$8.82
Canceled	(3,257,098)	$12.82

Outstanding at December 31, 2003	31,526,207	$12.21
Granted	5,144,399	$12.21
Exercised	(7,363,604)	$8.65
Canceled	(4,167,369)	$14.23

Outstanding at December 31, 2004	25,139,633	$12.92

Options for the purchase of 17.8 million and 23.1 million shares of Class A Common Stock were exercisable at December 31, 2004 and 2003, respectively.

The following table summarizes information about stock options outstanding at December 31, 2004:

		Outstanding		Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$ 1.00 - $ 8.50	4,218,603	6.73	$7.58	2,906,634	$7.74
$ 8.69 - $10.31	6,945,319	6.09	$9.72	6,273,957	$9.78
$10.48 - $12.45	4,705,256	9.08	$12.15	645,937	$11.38
$12.48 - $17.85	4,259,848	5.34	$14.71	3,644,771	$15.07
$18.50 - $22.71	4,624,447	3.72	$20.36	3,948,947	$19.96
$23.89 - $34.06	386,160	2.28	$29.16	386,160	$29.16

	25,139,633	6.13	$12.92	17,806,406	$13.27

Employee stock purchase plans. In January 1993, the Company adopted an employee stock purchase plan, and reserved an aggregate of 4,000,000 shares of Class A Common Stock for issuance under this plan. The 1993 plan expired during 2003. In March 2002, shareholders approved the 2002 Employee Stock Purchase Plan with substantially identical terms. Eligible employees are permitted to purchase Class A Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation (or $21,250 in any calendar year), at a price equal to 85% of the Class A Common Stock price as reported by the NYSE at the beginning or end of each offering period, whichever is lower. No shares were issued during Transition 2002. During Calendar 2004, Calendar 2003 and Fiscal 2002, 443,959, 544,883, and 551,109 shares were issued from treasury stock at an average purchase price of $9.33, $7.24, and $7.86 per share, respectively, from these plans. At December 31, 2002 and September 30, 2002, 3.7 million shares were available for purchase under the 2002 plan. At December 31, 2004 and 2003, the Company had 2.7 million and 3.2 million shares, respectively, available for purchase under this plan.

Restricted stock awards. Beginning in 1998, the Company awarded restricted stock under the 1991 Stock Option Plan and the 1998 Long Term Stock Option Plan. The restricted stock awards generally vest in six equal installments with the first installment vesting two years after the award and then annually thereafter for five years. In 2004, the Company made two awards of restricted stock of 33,000 shares with market values of $11.96 and $12.78, respectively, on the date of grant under the 2003 Plan in which the restrictions lapse over three years. An additional award of 175,000 shares under the 2003 Plan (which was forfeited in 2004), and an inducement award of 500,000 shares to the Company’s new CEO were subject to performance based vesting. Except for the awards with performance based vesting, awardees are not required to provide consideration to the Company other than rendering service and have the right to vote the shares and to receive dividends. The employee may not sell the restricted stock during the vesting period. In 1999, the Company also granted 40,500 stock options with an exercise price of $1.00 per share that vest on the same basis as the restricted stock awards to certain international employees. Such stock options had a weighted-average fair market value of $22.81 per stock option on the date of grant.

The Company had a total of 602,236 and 99,024 restricted shares of Class A Common Stock outstanding at December 31, 2004 and 2003, respectively. There were no awards of restricted stock during Calendar 2003. At December 31, 2004, the aggregate unamortized compensation expense for restricted stock awards and the $1 stock option grants was $7.6 million and is included as Unearned compensation, net in the Consolidated Balance Sheet. Total compensation expense recognized for the restricted stock awards and the stock options granted with an exercise price of $1.00 per share was $0.9 million, $0.9 million, $0.3 million, $1.3 million, for Calendar 2004, Calendar 2003, Transition 2002, and for Fiscal 2002, respectively.

On October 15, 2004, the Company announced that its new CEO, Eugene A. Hall, had received an inducement grant of 500,000 shares of restricted stock for which market value on the date of grant was $12.05 per share. As long as Mr. Hall remains an employee, the restriction on the 500,000 shares of restricted stock will lapse upon the earlier of (a) the Company’s 60 day average stock price meeting certain targets, or (b) change in control. The price targets are $20 for the first 300,000 shares, $25 for the next 100,000 shares and $30 for the remaining 100,000 shares. In accordance with APB 25, the Company’s 60 day average stock price exceeds the stipulated per share target during the 60 day measurement period, the Company will be required to record a non-cash compensation charge equal to the closing price of the Company’s stock on the date the target is met times the number of shares associated with the applicable target. For example, if the Company’s average 60 day stock price is $22 per share and the stock closes at $22.50 per share, the first lapse shall result in the Company recording a $6.75 million non-cash compensation charge (300,000 shares at $22.50/share).

On October 15, 2004, Mr. Hall’s restricted stock award had a probability-weighted range of values from zero to $16.0 million with a mean net present value of approximately $3.7 million. The mean net present value represents the weighted-average of the range of potential values. The range of values was based on the present value of estimated discounted cash flows, which takes into consideration such factors as the historical price and volatility of the Company’s Class A common stock. The $3.7 million represents the fair value of the restricted stock amount under SFAS 123. The fair value of the restricted stock award for each price target is being amortized for SFAS 123 purposes over the expected vesting term of each target, ranging from 21 to 36 months.

12—COMPUTATION OF EARNINGS (LOSS) PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. When the exercise of stock options or conversion of convertible debt is antidilutive they are excluded from the calculation.

The following table sets forth the reconciliation of the basic and diluted earnings per share computations (in thousands, except per share).

	Calendar			Transition	Fiscal
	2004	2003	2002	2002	2002
Numerator:			(Unaudited)
Net income (loss)	$16,889	$23,589	$15,118	$(14,418)	$48,423
After-tax interest on convertible long-term debt	—	—	—	—	12,380

Net income (loss) used for calculating diluted EPS	$16,889	$23,589	$15,118	$(14,418)	$60,803

Denominator:
Weighted average number of common shares used in the calculation of basic income per share	123,603	91,123	83,329	81,379	83,586
Common stock equivalents associated with stock compensation plans	2,723	1,456	1,711	—	1,976
Weighted average shares associated with convertible debt	—	—	—	—	45,320

Shares used in the calculation of diluted income per share	126,326	92,579	85,040	81,379	130,882

Net income (loss) per share:
Basic	$0.14	$0.26	$0.18	$(0.18)	$0.58

Diluted	$0.13	$0.25	$0.18	$(0.18)	$0.46

The Company repurchased a significant number of its Class A and Class B Common Stock outstanding in Calendar 2004. During the first half of Calendar 2004, the Company repurchased 413,225 shares of its Class A Common Stock and 114,600 shares of its Class B Common Stock at an aggregate cost of $6.1 million under its Stock Repurchase Program. During the third quarter of 2004, the Company completed its “Dutch Auction Tender Offer” in which it repurchased 11,339,019 shares of its Class A Common Stock and 5,505,489 shares of its Class B Common Stock at a purchase price of $13.30 and $12.50 per share, respectively. Additionally, the Company also repurchased 9,228,938 Class A shares from Silver Lake Partners and certain of its affiliates (“Silver Lake”) at a purchase price of $13.30 per share. The total cost of the purchases was $346.2 million including transaction costs of $3.8 million. In conjunction with the tender offer, the Board of Directors terminated the Stock Repurchase Program during June 2004.

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

	Calendar			Transition	Fiscal
	2004	2003	2002	2002	2002
			(Unaudited)
Antidilutive options (in millions)	12.3	19.9	21.4	36.5	14.5
Average market price per share of Class A Common Stock during periods with reported income	$12.03	$9.49	$10.25	—	$10.57

For Calendar 2004, 2003, and 2002, Transition 2002, and Fiscal 2002, unvested restricted stock awards were not included in the computation of diluted income (loss) per share because the effect would have been antidilutive. Additionally, convertible notes for Calendar 2003, Calendar 2002 and Transition 2002 were not included in the EPS calculation using the “as if converted” method because the effect would have been antidilutive.

The following table provides information on the after-tax interest expense that was not added back to the numerator of the EPS calculation and the weighted average number of shares associated with the convertible debt that was not included in the denominator of the EPS calculation because the effect would have been antidilutive (in thousands):

	Calendar			Transition	Fiscal
	2004	2003	2002	2002	2002
			(Unaudited)
After-tax interest on convertible long-term debt	$—	$10,147	$12,566	$3,227	N/A
Weighted average shares associated with convertible debt	—	37,035	45,995	47,021	N/A

13—INCOME TAXES

Following is a summary of the components of income (loss) before income taxes (in thousands):

	Calendar	Calendar	Transition	Fiscal
	2004	2003	2002	2002
U.S.	$8,622	$(2,972)	$(18,357)	$35,330
Non-U.S.	25,840	38,400	(1,665)	38,081

Income (loss) before income taxes	$34,462	$35,428	$(20,022)	$73,411

The provision (benefit) for income taxes on the above income (loss) consists of the following components (in thousands):

	Calendar	Calendar	Transition	Fiscal
	2004	2003	2002	2002
Current tax expense from operations:
U.S. federal	$5,137	$(576)	$276	$5,591
State and local	1,812	1,623	507	1,361
Foreign	10,076	11,453	1,194	11,649

Total current	17,025	12,500	1,977	18,601
Deferred tax (benefit) expense:
U.S. federal	(4,405)	(942)	(5,774)	3,330
State and local	(2,659)	(788)	(956)	911
Foreign	(2,392)	(2,861)	(652)	(212)

Total deferred	(9,456)	(4,591)	(7,382)	4,029

Total current and deferred	7,569	7,909	(5,405)	22,630
Benefit from stock transactions with employees	10,004	3,930	(199)	2,280
Benefit from acquired tax benefits applied to reduce goodwil	—	—	—	78

Provision (benefit) for income taxes	$17,573	$11,839	$(5,604)	$24,988

Current and long-term deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2004	2003
Depreciation and amortization	$5,483	$7,002
Expense accruals for book purposes	40,816	33,814
Loss and credit carryforwards	60,590	41,821
Intangible assets	—	376
Other	1,874	2,037

Gross deferred tax asset	108,763	85,050
Repatriation of foreign earnings	(5,047)	—
Intangible assets	(2,037)	—
Prepaid expenses	(4,202)	(2,429)

Gross deferred tax liability	(11,286)	(2,429)

Valuation allowance	(41,008)	(35,863)

Net deferred tax asset	$56,469	$46,758

Current and long-term net deferred tax assets were $13.4 million and $43.1 million as of December 31, 2004, and $8.9 million and $37.9 million as of December 31, 2003, respectively, and are included in Prepaid expenses and other current assets and Other assets in the Consolidated Balance Sheets.

The valuation allowance relates primarily to domestic state and local and foreign tax net operating loss and capital loss carryforwards that more likely than not will expire unutilized. The net increase in the valuation allowance of approximately $5.1 million in Calendar 2004 was primarily due to increases in foreign net operating losses, state and local net operating losses, and federal capital losses. Approximately $2.6 million of the valuation allowance will reduce additional paid-in-capital upon subsequent recognition of any related tax benefits related to stock options.

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate on income (loss) before income taxes are:

	Calendar	Calendar	Transition	Fiscal
	2004	2003	2002	2002
Statutory tax rate	35.0%	35.0%	(35.0)%	35.0%
State income taxes, net of federal benefit	0.8	2.6	(2.9)	2.4
Foreign income taxed at a different rate	(0.9)	(11.4)	5.6	(1.7)
Non-taxable income	(1.1)	(0.8)	(0.3)	(0.2)
Exempt foreign trading gross receipts	(0.5)	—	—	(0.4)
Non-deductible meals and entertainment	2.1	1.7	0.6	0.6
Officers’ life insurance	—	0.1	0.5	0.5
Jobs Creation Act – repatriation of foreign earnings	14.6	—	—	—
Foreign tax credits	(3.1)	2.5	—	—
(Decrease) increase in valuation allowance	(4.1)	0.9	3.0	(1.0)
Non-deductible write-off of goodwill and currency translation adjustments	3.8	—	—	—
Other items	4.4	2.8	0.5	(1.2)

Effective tax rate	51.0%	33.4%	(28.0)%	34.0%

The higher effective tax rate in Calendar 2004 is primarily attributable to repatriation charges offset by foreign tax credits and non-deductible book write-offs of currency translation and goodwill. The Company took a $5.0 million deferred tax charge in anticipation of repatriating approximately $52.0 million in earnings from the Company’s non US subsidiaries in 2005. The anticipated repatriation qualifies for a one-time reduced tax rate pursuant to the American Jobs Creation Act of 2004. This charge is the Company’s best current estimate of the tax cost related to the dividend repatriation. Such estimate may be revised as a result of additional guidance or clarifying language that may be issued by Congress and/or the Department of the Treasury, or any changes in the Company’s factual assumptions that may occur. The repatriation expense was partially offset by a deferred benefit of $3.5 for the generation of current year foreign tax credits and the release of valuation allowance on prior year foreign tax credits that will be used to offset foreign source income including the repatriated amounts. The Company also recorded charges in Calendar 2004 to write-off certain goodwill and currency translation adjustments. These charges are not deductible for tax purposes. The impact of these items increased tax expense by approximately $1.3 million.

As of December 31, 2004, the Company had U.S. federal capital loss carryforwards of $26.4 million, of which $19.2 million will expire in one year, $3.6 million will expire in two years, and $3.6 million will expire in five years; foreign tax credit carryforwards of $12.7 million, of which $9.7 million will expire in six years, and the remaining will expire in seven to nine years; and federal alternative minimum tax credit carryforwards of $1.8 million which can be carried forward indefinitely. The Company had a federal net operating loss carryforward of $28.9 million, the majority of which will expire in 20 years, state and local tax net operating loss carryforwards of $250.2 million, of which $76.2 million will expire within one to five years, $40.2 million will expire within six to fifteen years, and $133.8 million will expire within sixteen to twenty years. The Company also had $76.8 million in state and local capital loss carryforwards, of which $69.6 million will expire as of December 31, 2004, $3.6 million will expire in Calendar 2005 and the remaining $3.6 million will expire in Calendar 2008. Lastly, the Company had foreign tax loss carryforwards of $19.1 million of which $7.3 million will expire in one to ten years and $11.8 million that can be carried forward indefinitely.

14—EMPLOYEE BENEFITS

Savings and investment plan. The Company has a savings and investment plan covering substantially all domestic employees. Company contributions are based upon the level of employee contributions. In addition, the Company also contributes fixed and discretionary profit sharing contributions set by the Board of Directors. Amounts expensed in connection with the plan totaled $9.5 million, $9.3 million, $1.9 million, and $9.5 million for Calendar 2004, Calendar 2003, Transition 2002, and for Fiscal 2002, respectively.

Deferred compensation employee stock trust. The Company has supplemental deferred compensation arrangements for the benefit of certain officers, managers and other key employees. These arrangements are partially funded by life insurance contracts, which have been purchased by the Company. The plan permits the participants to diversify their investments. The value of the assets held, managed and invested, pursuant to the agreement was $13.4 million and $11.6 million at December 31, 2004 and 2003, respectively, and are included in Other assets. The corresponding deferred compensation liability of $15.7 million and $13.4 million at December 31, 2004 and 2003, respectively, is recorded at fair market value, and is adjusted with a corresponding charge or credit to compensation cost, to reflect the fair value of the amount owed to the employee and is included in Other liabilities. Total compensation expense recognized for the plan was $0.3 million, $0.3 million, $0.1 million, and $0.6 million, for Calendar 2004, Calendar 2003, Transition 2002 and Fiscal 2002, respectively.

Defined benefit pension plan. The Company has a defined-benefit pension plan in one of its international locations. The plan is statutory in nature, covers approximately 85 individuals, and is accounted for in accordance with the requirements of SFAS 87. Benefits paid under the plan are based on years of service and employee compensation and employees vest under the plan after five years of service. Benefits are paid under the plan through a reinsurance contract, which the Company maintains with a third-party insurance company. The Company pays an annual insurance premium for this coverage. In accordance with the requirements of SFAS 87, the reinsurance contract does not qualify as a plan asset since it is maintained outside of the plan.

The following are the components of net periodic pension expense:

	Calendar		Fiscal
	2004	2003	2002
Service cost	$1,024	$843	$488
Interest cost	280	187	90
Amortization of gain (loss)	78	—	—

Net periodic pension cost	$1,382	$1,030	$578

The following table provides information related to changes in the projected benefit obligation:

	December 31,
	2004	2003	2002
Projected benefit obligation at beginning of year	$4,800	$2,241	$1,397
Service cost	1,024	843	488
Interest cost	280	187	90
Actuarial gain (loss)	1,738	1,016	22
Foreign currency impact	458	513	106

Projected benefit obligation at end of year	$8,300	$4,800	$2,103

The following table provides information related to changes in the funded status of the plan:

	December 31,
	2004	2003	2002
Funded status	$8,300	$4,800	$2,103
Unrecognized net loss	(2,859)	(1,077)	(23)

Net amount recognized	$5,442	$3,723	$2,080

Amounts recognized in the balance sheet consists of:
Accrued pension benefit - other liabilities	$5,442	$3,723	$2,080

Assumptions used in the computation of net periodic pension expense are as follows:

	Calendar		Fiscal
	2004	2003	2002
Weighted-average discount rate	5.50%	5.75%	5.75%
Average compensation increase	3.50%	3.50%	3.50%

Assumptions used in the computation of the benefit obligation are as follows:

	Calendar		Fiscal
	2004	2003	2002
Weighted-average discount rate	4.50%	5.50%	6.00%
Average compensation increase	3.50%	3.50%	3.50%

15—SEGMENT INFORMATION

The Company manages its business in three reportable segments: research, consulting and events. Research consists primarily of subscription-based research products. Consulting consists primarily of consulting, measurement engagements and strategic advisory services. Events consists of various symposia, conferences and exhibitions.

The Company evaluates reportable segment performance and allocate resources based on gross contribution margin. Gross contribution, as presented below, is defined as operating income excluding certain selling, general and administrative expenses, depreciation, amortization of intangibles and other charges. The accounting policies used by the reportable segments are the same as those used by the Company.

The Company earns revenue from clients in many countries. Other than the United States, there is no individual country in which revenues from external clients represent 10% or more of the Company’s consolidated revenues. Additionally, no single client accounted for 10% or more of total revenue and the loss of a single client, in management’s opinion, would not have a material adverse effect on revenues.

The Company does not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed in the evaluation of performance or making decisions in the allocation of resources.

The following tables present information about reportable segments (in thousands). The “Other” column includes certain revenues and corporate and other expenses (primarily selling, general and administrative) unallocated to reportable segments, expenses allocated to operations that do not meet the segment reporting quantitative threshold, and other charges. There are no intersegment revenues:

	Research	Consulting	Events	Other	Consolidated
Calendar 2004
Revenues	$480,486	$259,419	$138,393	$15,523	$893,821
Gross Contribution	292,704	92,711	69,462	13,940	468,817
Corporate and other expenses					(426,158)

Operating income					$42,659

Calendar 2003
Revenues	$466,907	$258,628	$119,355	$13,556	$858,446
Gross Contribution	292,874	86,778	56,004	10,081	445,737
Corporate and other expenses					(398,404)

Operating income					$47,333

Calendar 2002 (unaudited)
Revenues	$486,967	$276,059	$109,694	$14,873	$887,593
Gross Contribution	318,709	102,780	56,101	10,184	487,774
Corporate and other expenses					(438,233)

Operating income					$49,541

Transition 2002
Revenues	$120,038	$58,098	$47,169	$4,509	$229,814
Gross Contribution	76,932	18,883	27,622	3,640	127,077
Corporate and other expenses					(139,963)

Operating income					$(12,886)

Fiscal 2002
Revenues	$496,403	$273,692	$121,991	$15,088	$907,174
Gross Contribution	326,345	97,924	65,405	9,316	498,990
Corporate and other expenses					(402,807)

Operating income					$96,183

The Company’s consolidated revenues are generated primarily through direct sales to clients by domestic and international sales forces and a network of independent international sales agents. The Company defines “Other International Revenues” as revenues attributable to all areas located outside of the United States, Canada and Europe. Most of the Company’s products and services are provided on an integrated worldwide basis. Because of the integration of products and services delivery, it is not practical to separate precisely the Company’s revenues by geographic location.

Long-lived assets exclude goodwill and other intangible assets. Accordingly, the separation set forth in the table below is based upon internal allocations, which involve certain management estimates and judgments.

Summarized information by geographic location is as follows (in thousands):

	Calendar			Transition	Fiscal
	2004	2003	2002	2002	2002
	(Unaudited)
Revenues:
United States and Canada	$559,416	$535,694	$576,491	$148,585	$595,331
Europe, Middle East and Africa	262,953	252,264	241,322	62,412	242,099
Other International	71,452	70,488	69,780	18,817	69,744

Total revenues	$893,821	$858,446	$887,593	$229,814	$907,174

Long-lived assets:
United States and Canada	$74,200	$67,081	$74,298	$74,298	$78,920
Europe, Middle East and Africa	13,877	16,400	17,496	17,496	17,808
Other International	3,316	3,793	3,925	3,925	4,113

Total long-lived assets	$91,393	$87,274	$95,719	$95,719	$100,841

Long-lived assets consists of property and equipment, certain security deposits, and certain other long-term assets.

15—VALUATION AND QUALIFYING ACCOUNTS

The following table provides information regarding the Company’s allowance for doubtful accounts and returns and allowances, in thousands:

		Additions
		Charged	As a			As a
		(Subtractions	% of	Additions		% of
	Balance at	Credited)	Year-	Charged	Deductions	Year-	Balance
	Beginning	to Costs and	End	to Other	from	End	at End
	of Year	Expenses	Amount	Accounts (1)	Reserve	Amount	of Year
Fiscal 2002:
Allowance for doubtful accounts and returns and allowances	$5,600	$9,119	130%	$—	$7,719	110%	$7,000
Transition 2002:
Allowance for doubtful accounts and returns and allowances	$7,000	$2,329	33%	$—	$2,329	33%	$7,000
Calendar 2003:
Allowance for doubtful accounts and returns and allowances	$7,000	$8,276	92%	$2,000	$8,276	92%	$9,000
Calendar 2004:
Allowance for doubtful accounts and returns and allowances	$9,000	$(3,700)	(44)%	$13,283	$10,133	120%	$8,450

(1)	Amounts charged to revenues.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report on Form 10-K to be signed on its behalf by the undersigned, duly authorized, in Stamford, Connecticut, on March 16, 2005.

Gartner, Inc.
Date: March 16, 2005	By:	/s/ Eugene A. Hall

Eugene A. Hall
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below appoints Eugene A. Hall and Christopher Lafond and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in all capacities, to sign all amendments to this Report on Form 10-K, and to file the same, with appropriate exhibits and other related documents, with the Securities and Exchange Commission. Each of the undersigned, ratifies and confirms his or her signatures as they may be signed by his or her attorney–in-fact to any amendments to this Report.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Eugene A. Hall
Eugene A. Hall	Director and Chief Executive Officer (Principal Executive Officer)	March 16, 2005

/s/ Christopher Lafond
Christopher Lafond	Executive Vice President and Chief Financial Officer (Principal Financial and	March 16, 2005
Accounting Officer)

/s/ Michael J. Bingle	Director	March 16, 2005

Michael J. Bingle

/s/ Anne Sutherland Fuchs	Director	March 16, 2005

Anne Sutherland Fuchs

/s/ William O. Grabe	Director	March 16, 2005

William O. Grabe

/s/ Max D. Hopper	Director	March 16, 2005

Max D. Hopper

/s/ Glenn Hutchins	Director	March 16, 2005

Glenn Hutchins

/s/ Stephen G. Pagliuca	Director	March 16, 2005

Stephen G. Pagliuca

Name	Title	Date

/s/ James C. Smith	Director	March 16, 2005

James C. Smith

/s/ Jeffrey W. Ubben	Director	March 16, 2005

Jeffrey W. Ubben

/s/ Maynard G. Webb, Jr.	Director	March 16, 2005

Maynard G. Webb, Jr.