Form 10-Q
period 2005-03-31
GARTNER INC
filed 2005-05-10
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES X NO       .

The number of shares outstanding of the Registrant’s capital stock as of April 30, 2005 was 89,583,781 shares of Class A Common Stock and 22,612,954 shares of Class B Common Stock.

PART I            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	March 31,	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$158,721	$160,126
Fees receivable, net	233,284	257,689
Deferred commissions	32,015	32,978
Prepaid expenses and other current assets	39,850	37,052

Total current assets	463,870	487,845
Property, equipment and leasehold improvements, net	61,333	63,495
Goodwill	229,994	231,759
Intangible assets, net	257	138
Other assets	73,668	77,957

Total Assets	$829,122	$861,194

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$148,499	$181,502
Deferred revenues	333,704	307,696
Current portion of long-term debt	40,000	40,000

Total current liabilities	522,203	529,198
Long-term debt	140,000	150,000
Other liabilities	51,406	51,948

Total Liabilities	713,609	731,146

Stockholders’ Equity
Preferred stock	—	—
Common stock	75	75
Additional paid-in capital	484,565	485,713
Unearned compensation, net	(5,551)	(7,553)
Accumulated other comprehensive income, net	8,887	12,722
Accumulated earnings	175,383	190,089
Treasury stock, at cost	(547,846)	(550,998)

Total Stockholders’ Equity	115,513	130,048

Total Liabilities and Stockholders’ Equity	$829,122	$861,194

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Research	$125,196	$122,242
Consulting	64,010	64,626
Events	8,055	18,171
Other	2,563	3,628

Total revenues	199,824	208,667
Costs and expenses:
Cost of services and product development	95,278	95,476
Selling, general and administrative	91,546	87,634
Depreciation	6,079	7,937
Amortization of intangibles	28	197
Goodwill impairments	—	739
META integration charges	3,405	—
Other charges	14,274	10,513

Total costs and expenses	210,610	202,496

Operating (loss) income	(10,786)	6,171
(Loss) gain from investments, net	(5,106)	20
Interest (expense) income, net	(1,345)	245
Other expense, net	(304)	(3,113)

(Loss) income before income taxes	(17,541)	3,323
(Benefit) provision for income taxes	(2,834)	2,859

Net (loss) income	$(14,707)	$464

Income (loss) per common share:
Basic	$(0.13)	$0.00
Diluted	$(0.13)	$0.00

Weighted average shares outstanding:
Basic	111,324	130,311
Diluted	112,416	133,180

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2005	2004
Operating activities:
Net income (loss)	$(14,707)	$464
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of intangibles	6,107	8,134
Non-cash compensation	275	485
Tax benefit associated with employee exercises of stock options	128	1,494
Deferred taxes	(295)	542
Loss (gain) from investments, net	5,106	(20)
Amortization of debt issue costs	222	299
Goodwill impairments	—	739
Non-cash charges associated with impairment of long-lived assets	—	2,943
Changes in assets and liabilities:
Fees receivable, net	20,249	30,389
Deferred commissions	959	2,609
Prepaid expenses and other current assets	(3,676)	(790)
Other assets	768	(115)
Deferred revenues	30,739	2,285
Accounts payable and accrued liabilities	(31,290)	(24,763)

Cash provided by operating activities	14,585	24,695

Investing activities:
Investment in intangibles	(150)	—
Prepaid acquisition costs	(2,501)	—
Additions to property, equipment and leasehold improvements	(4,063)	(3,005)

Cash used in investing activities	(6,714)	(3,005)

Financing activities:
Proceeds from stock issued for stock plans	3,604	16,270
Payments on debt	(10,000)	—
Purchases of treasury stock	—	(4,000)

Cash (used) provided by financing activities	(6,396)	12,270

Net increase in cash and cash equivalents	1,475	33,960
Effects of exchange rates on cash and cash equivalents	(2,880)	(1,180)
Cash and cash equivalents, beginning of period	160,126	229,962

Cash and cash equivalents, end of period	$158,721	$262,742

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its Annual Report on Form 10-K for the year ended December 31, 2004. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management’s knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2005 may not be indicative of the results of operations for the remainder of 2005. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 — Comprehensive (Loss) Income

The components of comprehensive (loss) income for the three months ended March 31, 2005 and 2004 are as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net (loss) income:	$(14,707)	$464
Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,831)	(104)
Reclassification adjustment of foreign currency translation adjustments to net income upon closing of foreign operations	—	2,943
Net unrealized (losses) gains on investments, net of tax	(4)	28

Other comprehensive (loss) income	(3,835)	2,867

Comprehensive (loss) income	$(18,542)	$3,331

During the first quarter of 2004, the Company reclassified $2.9 million of accumulated translation adjustments associated with certain operations in South America into net income as a result of the Company’s decision to close those operations. The reclassification adjustment was recorded as a loss within Other expense, net.

Note 3 — Computations of (Loss) Income per Share of Common Stock

The following table sets forth the reconciliation of the basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Numerator:
Net (loss) income used for calculating basic and diluted (loss) income per share	$(14,707)	$464

Denominator:
Weighted average number of common shares used in the calculation of basic (loss) income per share	111,324	130,311

Common stock equivalents associated with stock compensation plans	1,092	2,869

Shares used in the calculation of diluted (loss) income per share	112,416	133,180

Basic (loss) income per share	$(0.13)	$0.00

Diluted (loss) income per share	$(0.13)	$0.00

For the three months ended March 31, 2005 and 2004, options to purchase 17.2 million and 11.6 million shares, respectively, of Class A Common Stock of the Company were not included in the computation of diluted (loss) income per share because the effect would have been anti-dilutive.

Note 4 — Accounting for Stock-Based Compensation

The Company has several stock-based compensation plans. The Company applies APB Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) in accounting for its employee stock options and purchase rights and applies Statement of Financial Accounting Standards No. 123 “Accounting for Stock Issued to Employees” (SFAS 123) for disclosure purposes only. Under APB 25, the intrinsic value method is used to account for stock-based employee compensation plans. The SFAS 123 disclosures include pro forma net loss and loss per share as if the fair value-based method of accounting had been used.

If compensation for employee options had been determined based on SFAS 123, the Company’s pro forma net loss and pro forma loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Net (loss) income as reported	$(14,707)	$464
Add: Stock-based compensation expense, net of tax, included in net (loss) income as reported	217	315
Deduct: Pro forma employee compensation cost, net of tax, related to stock options, restricted stock and share purchase plan	(3,413)	(2,490)

Pro forma net loss	$(17,903)	$(1,711)

Basic and diluted (loss) per share:
As reported	$(0.13)	$0.00
Pro forma	$(0.16)	$(0.01)

The fair value of the Company’s stock plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2005	2004
Expected Dividend yield	0%	0%
Expected stock price volatility	29%	42%
Risk-free interest rate	3.6%	2.3%
Expected life in years	3.6	3.8

In December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123R, “Share-Based Payment” (SFAS 123R). The rule replaces SFAS No. 123 and APB 25 and will require the recognition of expense for share-based payments, to include the value of stock options granted to employees. The revised rule was originally effective for periods beginning after June 15, 2005, with early adoption permitted.

In April 2005 the SEC issued a rule that amended the date of compliance with SFAS 123R (“the SEC amendment”). Under the SEC amendment, SFAS 123R must be adopted beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005, which means that the Company must adopt SFAS 123R by January 1, 2006.

The Company is currently assessing the impact SFAS 123R will have on its financial position, cash flows, and results of operations, and the method of adoption it will use. The Company believes that the implementation of the new rule may have a material effect on its results of operations.

The Company has a plan to make a one-time offer to buy back certain vested and outstanding stock options for cash at a price lesser or equal to fair value, which is subject to the approval of the Company’s stockholders at the annual meeting (See Note 10 — Stock Programs for additional information).

Note 5 — Segment Information

The Company manages its business in three reportable segments: Research, Consulting, and Events. Research consists primarily of subscription-based research products, access to research inquiry, as well as peer networking services and membership programs. Consulting consists primarily of consulting, measurement engagements, and strategic advisory services. Events consists of various symposia, conferences, and exhibitions.

The Company evaluates reportable segment performance and allocates resources based on gross contribution margin. Gross contribution, as presented below, is defined as operating income excluding certain selling, general and administrative expenses, depreciation, amortization of intangibles, goodwill impairment, income taxes, META integration charges, and other charges. The accounting policies used by the reportable segments are the same as those used by the Company.

The Company does not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not reported by segment because the information is not available and is not reviewed in the evaluation of segment performance or in making decisions in the allocation of resources.

The following tables present information about reportable segments (in thousands). The “Other” column includes certain revenues and other expenses (primarily selling, general, and administrative) unallocated to reportable segments, expenses allocated to operations that do not meet the segment reporting quantitative threshold, and other charges. There are no inter-segment revenues:

	Research	Consulting	Events	Other	Consolidated
Three Months Ended March 31, 2005:
Revenues	$125,196	$64,010	$8,055	$2,563	$199,824
Gross contribution	77,011	23,142	3,342	2,171	105,666
Corporate and other expenses					(116,452)

Operating (loss)					$(10,786)

Three Months Ended March 31, 2004:
Revenues	$122,242	$64,626	$18,171	$3,628	$208,667
Gross contribution	79,027	25,244	7,107	3,157	114,535
Corporate and other expenses					(108,364)

Operating income					$6,171

Note 6 — Goodwill and Intangible Assets

The changes in the carrying amount of goodwill, by reporting segment, for the first quarter of 2005 are as follows:

	Balance		Currency	Balance
	December 31,		Translation	March 31,
	2004	Impairments	Adjustments	2005
Research	$131,921	$—	$(1,370)	$130,551
Consulting	67,150	—	(395)	66,755
Events	30,606	—	—	30,606
Other	2,082	—	—	2,082

Total goodwill	$231,759	$—	$(1,765)	$229,994

During the first quarter of 2004, the Company recorded an impairment loss of goodwill of $0.7 million for certain operations in South America as a result of the decision to close those operations.

The following table presents the Company’s intangible assets subject to amortization (in thousands):

	March 31,	December 31,
	2005	2004
Non-compete agreements:
Gross cost	$775	$628
Accumulated amortization	(559)	(548)

Non-compete agreements, net	216	80
Trademarks and tradenames:
Gross cost	202	202
Accumulated amortization	(161)	(144)

Trademarks and tradenames, net	41	58

Intangible assets, net	$257	$138

Aggregate amortization expense for the three-month periods ended March 31, 2005 and 2004 was $28,000 and $197,000, respectively. The estimated future amortization expense of purchased intangibles is as follows (in thousands):

2005 (remaining nine months)	$141
2006	87
2007	29

$257

Note 7 — META Integration Charges

On April 1, 2005, the Company completed its purchase of META Group, Inc. (“META”). See Note 13 — Subsequent Events for additional information. During the first quarter of 2005, the Company incurred approximately $3.4 million for expenses related to the integration of META, primarily for strategic and operational consulting advice and legal and accounting services. In accordance with SFAS No. 141, “Business Combinations”, these merger integration services were expensed as incurred.

Note 8 — Other Charges

During the first quarter of 2005, the Company recorded other charges of $14.3 million. Included in the charge was $10.6 million for costs associated with employee termination severance payments and related benefits. The workforce reduction is a continuation of the plan announced in the fourth quarter of 2004 and has resulted in the termination of 123 employees during the three months ended March 31, 2005. In addition, the Company also recorded other charges of approximately $3.7 million, primarily related to a restructuring of the Company’s international operations.

During the first quarter of 2004, the Company recorded other charges of $10.5 million, of which $10.4 million was associated with the realignment of the Company’s workforce and $0.1 million was associated with costs to close certain operations in South America. The workforce realignment portion of the charge represents costs for employee termination severance payments and related benefits. This workforce realignment was a continuation of an action plan initiated during the fourth quarter of 2003, which resulted in the termination of 132 employees during the first quarter of 2004.

The following table summarizes the activity related to the liability for the restructuring programs recorded as other charges (in thousands):

	Workforce	Excess	Asset
	Reduction	Facilities	Impairments
	Costs	Costs	And Other	Total
Accrued liability at December 31, 2003	$12,816	$19,159	$—	$31,975
Charges during first quarter of 2004	10,410	—	103	10,513
Non-cash charges	(142)	—	(35)	(177)
Payments	(8,853)	(1,121)	(31)	(10,005)

Accrued liability at March 31, 2004	14,231	18,038	37	32,306
Charges during remainder of 2004	19,297	2,263	5,681	27,241
Non-cash charges	(354)	—	(4,216)	(4,570)
Payments	(23,906)	(3,126)	(4)	(27,036)

Accrued liability at December 31, 2004	9,268	17,175	1,498	27,941
Charges during first quarter of 2005	10,598	(187)	3,863	14,274
Payments	(5,522)	(520)	(1,762)	(7,804)

Accrued liability at March 31, 2005	$14,344	$16,468	$3,599	$34,411

The asset impairments and other charge in the first quarter of 2005 relate to a restructuring in the Company’s international operations, which will be primarily paid out in the second quarter of 2005. The majority of the accrued severance of $14.3 million at March 31, 2005 will be paid by December 31, 2005. In addition, costs for excess facilities will be paid until 2011. The Company expects to fund these payments from existing cash.

The non-cash charges for workforce reductions during 2004 resulted from the establishment of a new measurement date for certain equity compensation arrangements upon the modification of the terms of the related agreements. The asset impairments and other charge in 2004 were primarily for the exit from certain non-core product lines and asset impairments.

Note 9 — Investments

During the quarter ending March 31, 2005, the Company recorded a non-cash charge of $5.1 million related to a writedown of the Company’s investment in SI II, after the Company received preliminary indications of interest to acquire the investment for less than the recorded value. The investment was written down to its estimated net realizable value. The loss is recorded in (Loss) gain from investments, net in the Consolidated Statements of Operations.

Note 10 — Stock Programs

Tender Offer

On August 10, 2004, the Company completed a Dutch auction tender offer in which it repurchased 11.3 million shares of its Class A Common Stock and 5.5 million shares of its Class B Common Stock at a purchase price of $13.30 and $12.50 per share, respectively. Additionally, the Company repurchased 9.2 million Class A shares from Silver Lake Partners, L.P. and certain of its affiliates at a purchase price of $13.30 per share. The total cost of the repurchases was $346.2 million, including transaction costs of $3.8 million.

Stock Repurchase Program

In July 2001, the Company’s Board of Directors approved the repurchase of up to $75.0 million of Class A and Class B Common Stock. The Board of Directors subsequently increased the authorized stock repurchase program to a total authorization for repurchase of $200.0 million. During the first quarter of 2004, the Company repurchased 292,925 shares of its Class A Common Stock and 57,900 shares of its Class B Common Stock at an aggregate cost of $4.0 million. In connection with the tender offer, the Board of Directors terminated the stock repurchase program in June 2004. On a cumulative basis the Company repurchased $133.2 million of its stock under this program.

Restricted Stock Award

During the first quarter of 2004, the Company granted 175,000 shares of restricted stock on which the restriction may lapse after a three-year period based upon revenue and earnings metrics. This grant was forfeited in the third quarter of 2004.

Stock Option Buyback

In April 2005, the Company’s Board of Directors approved a one-time offer to buy back certain vested and outstanding stock options for cash. The offer is subject to the approval of the Company’s stockholders at the annual meeting scheduled for June 29, 2005. The offer would be made to all current and former employees, except current executive officers and directors, who are holders of certain vested and outstanding options. Options that would be eligible are those that have an exercise price per share that is at least twenty percent above the average closing price of the Company’s common stock during the fourteen trading days prior to the commencement of the offer. Option holders will be offered the opportunity to elect to cancel eligible options in exchange for a payment equal to the value of the outstanding options, as calculated based on the Black-Scholes valuation technique. The Company estimates that it would pay out cash for redeemed stock options in an amount ranging between $6.0 million and $8.0 million, assuming 100% participation. If the stockholders approve this proposal, the Company is considering launching the offer in the third quarter of 2005.

Based on the SEC amendment related to SFAS 123R, as discussed in Note 4, the Company is currently analyzing the accounting effects of the proposed offer in order to determine whether it should adopt SFAS 123R prior to launching the proposed offer.

If the Company does not adopt SFAS 123R prior to launching the proposed offer, then the accounting for the offer will be governed by APB 25. Under APB 25, the cash consideration paid for redeemed stock options is treated as compensation expense, which is a charge to earnings. Assuming 100% participation, the estimated charge would be between $6.0 and $8.0 million, pretax. Additionally, those outstanding options which the Company offered to redeem and which were not tendered would be subject to variable accounting treatment from the day of the offer onward, requiring it to take a potential charge each quarter to the extent the in-the-money value of those options increased as measured on the last day of the quarter. Additionally, to the extent the Company issues new equity awards to those employees whose options it redeemed within 6 months from the closing of the offer, those equity awards would also be subject to variable accounting. Any variable accounting treatment triggered by the proposed offer would cease upon adoption of SFAS 123R.

Should the Company adopt SFAS 123R prior to launching the proposed offer, then the Company will not incur a charge to earnings for the cash consideration paid for redeemed stock options. As the Company will be redeeming the options at a price lesser or equal to fair value, the cash consideration paid for redeemed stock options will result in a reduction in the amount of additional paid-in-capital. Additionally, the Company will be required to writedown certain deferred tax assets set up when the options being redeemed were granted. Any writedown of deferred tax assets would result in non-cash tax expense, which could be material.

Note 11 — Defined Benefit Pension Plan

The Company has a defined-benefit pension plan in one of its international locations. The plan is statutory in nature, covers approximately 85 individuals, and is accounted for in accordance with the requirements of Statement of Financial Accounting Standards No. 87, — “Employers’ Accounting for Pensions” (SFAS 87). Benefits paid under the plan are based on years of service and employee compensation, and employees vest under the plan after five years of service. Benefits are paid under the plan through a reinsurance contract, which the Company maintains with a third-party insurance company. The Company pays an annual insurance premium for this coverage. In accordance with the requirements of SFAS 87, the reinsurance contract does not qualify as a plan asset since it is maintained outside of the plan. Net periodic pension expense was $0.3 million in both the first quarter of 2005 and 2004.

Note 12 — Contingencies

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. The Company believes the outcome of all current proceedings, claims and litigation will not have a material effect on its financial position or results of operations when resolved in a future period.

The Company has various agreements in which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of March 31, 2005, the Company is not aware of any indemnification agreements that would require material payments.

Note 13 — Subsequent Events

On April 1, 2005, the Company completed its purchase of META in an all-cash transaction for $10.00 per share, or approximately $168.0 million, excluding transaction costs. META was an information technology and research firm based in Stamford, Connecticut with 715 employees. In 2004, META generated $141.5 million in revenue from 52 worldwide locations and had $91.9 million of assets at December 31, 2004.

In order to complete the purchase of META, on April 1, 2005 the Company used approximately $101.0 million of existing cash and it borrowed an additional $67.0 million under its revolving credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management’s Discussion and Analysis (MD&A) is to help facilitate the understanding of significant factors influencing the first quarter operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2004. Historical results and percentage relationships are not necessarily indicative of operating results for future periods.

References to “the Company,” “we,” “our,” and “us” are to Gartner, Inc. and its subsidiaries.

Forward-Looking Statements
In addition to historical information, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Factors That May Affect Future Performance” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2004. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers also should review carefully any risk factors described in other reports filed by us with the Securities and Exchange Commission.

OVERVIEW

With the convergence of IT and business, technology has become increasingly more important — not just to technology professionals, but also to business executives. We are an independent and objective research and advisory firm that helps IT and business executives use technology to build, guide and grow their enterprises. Our core mission is to provide insight to technology leaders. We deliver this insight through our entire product portfolio.

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

We have three business segments: research, consulting and events.

•	Research provides insight for CIOs, IT professionals, technology providers and the investment community through reports and analyst briefings, access to our industry-leading analysts, as well as peer networking services and membership programs designed specifically for CIOs and other senior executives.

•	Consulting consists primarily of consulting, measurement engagements and strategic advisory services (paid one-day analyst engagements) (“SAS”), which provide assessments of strategy, cost, performance, efficiency and quality focused on the IT industry.

•	Events consists of various symposia, conferences and exhibitions focused on the IT industry.

We believe the following business measurements are important performance indicators for our business segments.

BUSINESS SEGMENT	BUSINESS MEASUREMENTS

Research	Contract value represents the value attributable to all of our subscription-related research products that recognize revenue on a ratable basis. Contract value is calculated as the annualized value of all subscription research contracts in effect at a specific point in time, without regard to the duration of the contract.
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
Number of executive program members represents the number of paid participants in our executive programs.

Consulting	Consulting backlog represents future revenue to be derived from consulting, measurement and strategic advisory services engagements.
Utilization rates represent a measure of productivity of our consultants. Utilization rates are calculated for billable headcount on a percentage basis by dividing total hours billed by total hours available to bill.
Billing Rate represents earned billable revenue divided by total billable hours.

Events	Number of events represents the total number of hosted events completed during the period.
Number of attendees represents the number of people who attend events.

EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION

On April 1, 2005, we completed the purchase of META in an all-cash transaction for $10.00 per share, or approximately $168.0 million, excluding transaction costs (See Note 13 — Subsequent Events in the Notes to the Consolidated Financial Statements).

We continue to focus on growing revenue in our core Research business. Revenue was up 2% in the first quarter of 2005, to $125.2 million, from $122.2 million in the first quarter of 2004. At March 31, 2005, contract value was $515.7 million, which represents the Company’s highest reported contract value since December 31, 2001. Contract value is up substantially from $492.9 million at March 31, 2004, a 4.6% increase. At March 31, 2005, our research client retention rate remained strong, at 80%, the same rate as of December 31, 2004, and up from 77% at March 31, 2004. Wallet retention was up 2 percentage points over the prior year, rising to 94% at March 31, 2005 from 92% at March 31, 2004.

Revenue from our Consulting segment was down by 1% in the first quarter of 2005 compared to the prior year, to $64.0 million from $64.6 million. We ended Calendar 2004 with three consecutive quarters of sequential increases in backlog, and as we noted in our 2004 Annual Report on Form 10-K, during 2004 we exited certain less profitable consulting practices and geographies in order to focus on more promising sectors. That realignment continues to have a positive impact, and we continue to focus on exiting from less promising areas. While Consulting backlog at March 31, 2005 was down 3.5% from December 31, 2004, it is up substantially from the prior year, to $107.8 million at March 31, 2005, from $91.6 million at March 31, 2004, a 17.7% increase. During the first quarter of 2005, our consultant utilization rate increased to 63%, as compared to 62% during the first quarter of 2004, and the average hourly billing rate remains strong at over $300 per hour.

Our Events business continues to deliver strong results. Our continuing emphasis on managing the Events portfolio to retain our long-time successful events and introduce promising new events has resulted in improved profit performance, as the gross contribution margin for the first quarter of 2005 increased 2 percentage points, to 41% from 39% for the first quarter of 2004. Overall revenues recognized during the first quarter of 2005 were $10.0 million lower than the prior year quarter, which was primarily due to a lower number of events being held compared to the prior year due to the timing of our Events calendar. The Company held 4 fewer conferences in the first quarter of 2005, with 5 conferences held compared to 9 in the first quarter of 2004. We have scheduled over 60 events in 2005 as compared to the 56 we held in 2004.

For the first quarter of 2005 we had a net loss of $14.7 million, or $0.13 per diluted share, which included pre-tax charges of $22.8 million. The pre-tax charges include $3.4 million related to our integration of META, $5.1 million in impairment losses on investments, and $14.3 million related to a reduction in our workforce and restructuring in our international operations.

In February 2005, our Board of Directors approved the elimination of our classified Board structure. Additionally, the Board of Directors approved the combination of our Class A and Class B Common Stock. Both of these items are subject to stockholder approval at our annual meeting of stockholders scheduled to take place on June 29, 2005.

We are currently in the process of evaluating and revising our capital structure based on our current and long-term liquidity needs. We intend to issue long-term debt, using the proceeds to pay down the outstanding amounts under our senior term A loan facility, as well as part of the amounts outstanding under our revolving credit facility. Additionally, we are evaluating alternatives to increase the amount of debt that we can have outstanding as a multiple of our EBITDA.

We ended the first quarter of 2005 with $115.5 million of stockholders’ equity. Our cash decreased slightly, from $160.1 million at December 31, 2004, to $158.7 million at March 31, 2005. On April 1, 2005, we used approximately $101.0 million of our existing cash to complete the purchase of META.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires the application of appropriate accounting policies. The policies discussed below are considered by management to be critical to an understanding of Gartner’s financial statements because their application requires significant management judgments and estimates. Specific risks for these critical accounting policies are described below.

Revenue recognition — We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, and SAB No. 104, Revenue Recognition. Revenue by significant source is accounted for as follows:

•	Research revenues are derived from subscription contracts for research products. Revenues from research products are deferred and recognized ratably over the applicable contract term;

•	Consulting revenues are based primarily on fixed fees or time and materials for discrete projects. Revenues for such projects are recognized as work is delivered and/or services are provided and are evaluated on a contract-by-contract basis;

•	Events revenues are deferred and recognized upon the completion of the related symposium, conference or exhibition; and

•	Other revenues, principally software licensing fees, are recognized when a signed non-cancelable software license exists, delivery has occurred, collection is probable, and the fees are fixed or determinable. Revenue from software maintenance is deferred and recognized ratably over the term of the maintenance agreement, which is typically twelve months.

The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that have a 30-day cancellation clause, but have not produced material cancellations to date. It is our policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue, since the contract represents a legally enforceable claim. For those government contracts that permit termination, the Company bills the client the full amount billable under the contract but only records a receivable equal to the earned portion of the contract. In addition, the Company only records deferred revenue on these government contracts when cash is received. Deferred revenues attributable to government contracts were $39.0 million and $40.9 million at March 31, 2005 and December 31, 2004, respectively. In addition, at March 31, 2005 and December 31, 2004, the Company had not recognized uncollected receivables or deferred revenues, relating to government contracts that permit termination, of $3.9 million and $4.2 million, respectively.

Uncollectible fees receivable — Provisions for bad debts are recognized as incurred. The measurement of likely and probable losses and the allowance for uncollectible fees receivable is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires material estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of fees receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients’ liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due, and the effectiveness of our collection efforts. Total trade receivables at March 31, 2005 were $240.9 million, offset by an allowance for losses of approximately $7.6 million. Total trade receivables at December 31, 2004 were $266.1 million, offset by an allowance for losses of approximately $8.5 million.

Impairment of goodwill and other intangible assets — The evaluation of goodwill is performed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Among other requirements, this standard eliminated goodwill amortization upon adoption and requires ongoing annual assessments for goodwill impairment. The evaluation of other intangible assets is performed on a periodic basis. These assessments require management to estimate the fair value of our reporting units based on estimates of future business operations and market and economic conditions in developing long-term forecasts. If we determine the fair value of any reporting unit is less than its carrying amount, we must recognize an impairment charge, for the associated goodwill of that reporting unit, to earnings in our financial statements. Goodwill is evaluated for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger a review for impairment include the following: significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant decline in our stock price for a sustained period, and our market capitalization relative to net book value.

Due to the numerous variables associated with our judgments and assumptions relating to the valuation of the reporting units and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty, and as additional information becomes known, we may change our estimates.

Accounting for income taxes — As we prepare our consolidated financial statements, we estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We record a valuation allowance to reduce our deferred tax assets when future realization is in question. We consider the availability of loss carryforwards, existing deferred tax liabilities, future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Contingencies and other loss reserves and accruals — We record accruals for severance costs, lease costs associated with excess facilities, contract terminations and asset impairments as a result of actions we undertake to streamline our organization, reposition certain businesses and reduce ongoing costs. Estimates of costs to be incurred to complete these actions, such as future lease payments, sublease income, the fair value of assets, and severance and related benefits, are based on assumptions at the time the actions are initiated. To the extent actual costs differ from those estimates, accruals may need to be adjusted. In addition, these actions may be revised due to changes in business conditions that we did not foresee at the time such plans were approved. Additionally, we record accruals for estimated incentive compensation costs during each year. Amounts accrued at the end of each reporting period are based on our estimates and may require adjustment as the ultimate amount paid associated with these incentives are sometimes not known until after year-end.

Impairment of investment securities — We record a charge to earnings when a market decline below cost is other than temporary. Management regularly reviews each investment security for impairment based on criteria that include: the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, the valuation of comparable companies and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

During the quarter ending March 31, 2005, we recorded a non-cash charge of $5.1 million related to a writedown of the Company’s investment in SI II (See Note 9 — Investments in the Notes to the Consolidated Financial Statements).

RESULTS OF OPERATIONS

Overall Results

Total revenues decreased 4%, or $8.9 million, to $199.8 million in the first quarter of 2005 compared to $208.7 million for the first quarter of 2004. The decrease in total revenues resulted from a $10.1 million decline in revenues attributable to the timing of various events in Gartner’s Events business, which was partially offset by an increase in revenues from the Company’s Research segment of approximately $3.0 million. We held 5 events in the first quarter of 2005 compared to 9 events in the first quarter of 2004. Excluding the effects of foreign currency translation, total revenue for the first quarter of 2005 would have declined approximately 6%. Please refer to the section of this MD&A entitled “Segment Results” for a further discussion of revenues by segment.

Cost of services and product development was down slightly, to $95.3 million in the first quarter of 2005 compared to $95.5 million in the first quarter of 2004. Excluding the effects of foreign currency translation, cost of services and product development would have decreased by approximately 2%. The decrease in cost of services and product development resulted primarily from a $6.0 million decrease in expense in our Events business, as 4 fewer events were held in the first quarter of 2005 compared to the prior year quarter. This reduction was almost completely offset by higher expenses of $3.5 million for additional headcount in our Consulting practice and higher overall employee compensation related to merit increases and bonuses. During the first quarters of 2005 and 2004, cost of services and product development benefited by the reversal of $2.1 million and $1.8 million, respectively, of prior year’s incentive compensation program accruals. As a percentage of sales, cost of services and product development increased to 48% during the first quarter of 2005 from 46% during the first quarter of 2004. The increase was due to lower revenue as a result of changes in our Events schedule, a shift in the mix of our Research products to lower margin Executive Programs, and increased compensation costs.

Selling, general and administrative expenses increased $3.9 million, or 4%, to $91.5 million in the first quarter of 2005 from $87.6 million in the first quarter of 2004, primarily due to increased compensation costs, reflecting higher investment in our sales channel. Excluding the effects of foreign currency translation, SG&A expenses would have increased approximately 3% over the prior year. During the first quarters of 2005 and 2004, SG&A expenses benefited by the reversal of $0.8 million and $0.7 million, respectively, of prior year’s incentive compensation program accruals.

Depreciation expense for the first quarter of 2005 decreased 23% to $6.1 million, compared to $7.9 million for the first quarter of 2004. The decrease was due to a reduction in capital spending, which has led to a decrease in depreciation expense.

Amortization of intangibles of $28,000 for the first quarter of 2005 decreased from $197,000 for the same period in 2004.

goodwill impairments of $0.7 million in the first quarter of 2004 were due to the closing of certain operations in South America.

Meta integration charges in the first quarter of 2005 were $3.4 million. These expenses relate primarily to strategic and operational consulting advice and legal and accounting services. We currently estimate that we will incur approximately $13.0 to $19.0 million in charges in 2005 related to the integration of META.

Other charges in the first quarter of 2005 were $14.3 million. Included in the charges were $10.6 million for costs associated with employee termination severance payments and related benefits. We plan to reinvest a significant portion of the savings from the termination of these employees into improving our products, processes, and infrastructure to help drive future growth. The workforce reduction is a continuation of the plan announced in the fourth quarter of 2004 and resulted in the termination of 123 employees during the three months ended March 31, 2005. In addition, we also recorded other charges of approximately $3.7 million, primarily related to a restructuring of the Company’s international operations.

Other charges of $10.5 million during the first quarter of 2004 were primarily associated with a realignment of our workforce. This workforce realignment was a continuation of the action plan initiated during the fourth quarter of 2003 and resulted in the termination of 132 employees.

We currently estimate that we will incur approximately $6.0 to $7.0 million of additional other charges in the second quarter of 2005 for the consolidation of employees from two buildings into one building in San Jose, California. This consolidation is part of our continuing effort to adjust our office space as needs change and was disclosed in our 2004 Annual Report on Form 10-K.

(loss) gain from investments, net for the first quarter of 2005 was a $5.1 million loss. The loss is due to a writedown of the Company’s investment in SI II, after the Company received preliminary indications of interest to acquire the investment for less than the recorded value. The investment was written down to its estimated net realizable value. The loss is recorded in (Loss) gain from investments, net in the Consolidated Statements of Operations.

Interest income (expense), net was $1.3 million of expense during the first quarter of 2005 as compared to $0.2 million of income in the first quarter of 2004. The increase was due to the new credit agreement signed in the third quarter of 2004 and related borrowings. Also, during the fourth quarter of 2003 we converted our outstanding convertible debt to equity, which substantially eliminated our interest expense for the first quarter of 2004.

Other expense, net was $0.3 million for the first quarter of 2005 and consists primarily of net foreign currency exchange losses. Other expense, net of $3.1 million for the first quarter of 2004 includes the non-cash write-off of $2.9 million of our accumulated foreign currency translation adjustments associated with certain of our operations in South America that we closed. As a result of the decision to close the operations, we were required to reclassify these currency adjustments that had accumulated within equity, in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation,” to earnings.

(benefit) provision for income taxes was a benefit of $2.8 million in the first quarter of 2005 compared to a provision of $2.9 million in the first quarter of 2004. The effective tax rate was 16.2% for the first quarter of 2005 and 86% for the first quarter of 2004. In both periods, the effective rate for the quarter was different from the annualized effective rate due to certain expenses for which no tax benefit is received. In the first quarter of 2005 the Company had a loss, therefore disallowed deductions decrease the tax rate. In the first quarter of 2004, the Company had GAAP income and disallowed deductions, which increase the tax rate.

The effective tax rate in the first quarter of 2005 was lower than the annualized rate, primarily due to impairments of capital assets for which the Company receives no tax benefit. The effective tax rate was higher in 2004 due to certain expenses, a goodwill impairment and the non-cash write-off of our accumulated foreign currency translation adjustments associated with certain of our operations in South America, which received no tax benefit. Additionally, the benefits received on the workforce reduction charges during 2005 and 2004 were lower than the annualized effective tax rate due to the lower tax rates in the jurisdictions where these deductions occurred. Excluding these items, the effective tax rate was 33% in the first quarter of both 2005 and 2004. We anticipate the annualized effective tax rate for the full year of 2005 to approximate 33%. However, this may change based upon the acquisition of META.

SEGMENT RESULTS

We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain selling, general and administrative expenses, depreciation, amortization of intangibles, goodwill impairment, income taxes, META integration charges, and other charges. Gross contribution margin is defined as gross contribution as a percentage of revenues.

Research

Research revenues increased 2% to $125.2 million for the first quarter of 2005, compared to $122.2 million for the first quarter of 2004. Excluding the effects of foreign currency, revenue was up approximately 1% over the prior year quarter. Revenue was up due primarily to an increase in sales performance in Executive Programs.

Research gross contribution of $77.0 million for the first quarter of 2005 decreased $2.0 million, or 2.5%, from the $79.0 million for the first quarter of 2004. Gross contribution margin for the first quarter of 2005 decreased to 62% from 65% in the prior year period. The decrease in gross contribution margin is a result of an increase in compensation costs and a shift in the mix of our products to lower margin Executive Programs.

Research contract value increased $22.8 million to $515.7 million at March 31, 2005 from $492.9 million at March 31, 2004. Approximately $13.0 million of the increase was due to the effects of foreign currency with the remainder mostly due to an increase in Executive Programs. The contract value at March 31, 2005 represents the highest reported contract value since December 31, 2001.

Client retention rates increased 3 percentage points, to 80% at March 31, 2005 from 77% at March 31, 2004, while wallet retention rates increased to 94% during the first quarter of 2005 from 92% during the first quarter of 2004. Our Executive Program membership was 2,978 at March 31, 2005, up 14.3% from 2,604 members at March 31, 2004.

Consulting

Consulting revenues decreased 1% to $64.0 million for the first quarter of 2005 compared to $64.6 million for the first quarter of 2004. Excluding the effects of foreign currency translation, Consulting revenues would have been down 3%. Consulting revenues have remained relatively stable with the prior year period despite the realignment of our business to exit certain less profitable consulting practices and geographies. Billable headcount increased to 509 at March 31, 2005, from 475 at March 31, 2004.

Consulting gross contribution of $23.1 million for the first quarter of 2005 decreased 8.3% from the $25.2 million for the first quarter of 2004. Gross contribution margin for the first quarter of 2005 decreased 3 percentage points to 36% from 39% in the prior year period. The decrease in gross contribution margin was driven by a decline in revenue from higher margin SAS, despite higher consultant utilization rates, which increased to 63% during the first quarter of 2005 as compared to 62% in the prior year quarter. The billing rate for the first quarter of both 2005 and 2004 was over $300 per hour.

Consulting backlog, which represents future revenues to be recognized from consulting, measurement and SAS, increased $16.1 million, to $107.8 million at March 31, 2005, compared to $91.7 million at March 31, 2004. Approximately $5.0 million of the increase in backlog was due to the effects of foreign currency.

Events

Events revenues decreased 56% to $8.1 million for the first quarter of 2005 compared to $18.2 million for the first quarter of 2004 due to the timing of various events. The Company held 5 conferences in the first quarter of 2005, 4 fewer than the 9 conferences held in the first quarter of 2004. This planned change in the events schedule resulted in a shift of approximately $10.0 million in revenues from the first quarter of 2005 to the second quarter of 2005. The Company is scheduled to hold over 60 events in 2005 as compared to the 56 it held in 2004.

Gross contribution of $3.3 million for the first quarter of 2005 decreased from $7.1 million for the first quarter of 2004 due to events timing, as discussed above. Gross contribution margin for the first quarter of 2005 increased 2 percentage points, to 41% from 39% for the first quarter of 2004. The increase in gross contribution margin was due primarily to higher average revenue per event in our recurring events due to a higher number of attendees, along with lower overall conference expenses.

Attendance at Events was 2,555 for the first three months of 2005 compared to 3,258 in the same period in the prior year, with the decline attributable to the movement of conferences to the second quarter of 2005 as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $14.6 million for the three months ended March 31, 2005 compared to $24.7 million for the three months ended March 31, 2004. The net decrease in cash flow from operating activities of $10.1 million was primarily due to the timing of events, and to a lesser extent an increase in employee compensation and a shift in the mix of our products in the Research segment from higher margin core research to lower margin Executive Programs.

Cash used in investing activities was $6.7 million in the first quarter of 2005 compared to $3.0 million in the prior year. The increase was due primarily due to the expenditure of $2.5 million in prepaid acquisition costs related to the META transaction, as well as an increase in capital expenditures of approximately $1.1 million.

Cash used by financing activities totaled $6.4 million for the three months ended March 31, 2005, which declined compared to cash provided of $12.3 million for the three months ended March 31, 2004, due to the repayment of our debt and a decline in option proceeds. We paid $10.0 million in quarterly debt payments in the first quarter of 2005 on our Term A loan facility. We received proceeds from stock issued for stock plans of $3.6 million during the first quarter of 2005 as compared to $16.3 million during the same period in the prior year as a result of our higher stock price during the first quarter of 2004 as compared to 2005, which resulted in more stock option exercises by employees in 2004.

Cash Used to Acquire META

In order to complete the purchase of META, on April 1, 2005 we used approximately $101.0 million of existing cash and borrowed an additional $67.0 million under our revolving credit facility.

Stock Option Buyback

In April 2005, the Company’s Board of Directors approved a one-time offer to buy back certain vested and outstanding stock options for cash. The offer is subject to the approval of our stockholders at our annual meeting scheduled for June 29, 2005. The offer would be made to holders of certain vested and outstanding options. We estimate that we will pay out cash for redeemed stock options in an amount ranging between $6.0 million and $8.0 million, assuming 100% participation. If the stockholders approve this proposal, we are currently considering launching the offer in the third quarter of 2005.

OBLIGATIONS AND COMMITMENTS

We have a Credit Agreement that provides for a $200.0 million term A loan facility and a five-year, $100.0 million revolving credit facility. We are subject to certain customary affirmative, negative and financial covenants under this credit agreement, and continued compliance with these covenants is required in order to borrow the maximum amount of the credit facility. These covenants are primarily based on financial results and other measures such as contract value.

At March 31, 2005, there was $180.0 million outstanding under the term A loan facility and $3.5 million of letters of credit outstanding under the revolving credit facility. At March 31, 2005, the interest rate on the term A loan facility was 4.35%. We made an additional scheduled quarterly debt repayment of $10.0 million on the term A loan facility in early May 2005, thereby reducing the amount outstanding at that time to $170.0 million.

On March 5, 2005, the Company entered into a First Amendment to the Credit Facility, which modified the definition of Consolidated EBITDA to allow the Company to add back the amounts of certain cash charges to the calculation of EBITDA. This resulted in additional borrowing capacity under the revolving credit facility. As a result of this covenant amendment, our borrowing availability at March 31, 2005 under the revolving credit facility was $96.5 million. In connection with the purchase of META, on April 1, 2005, we borrowed $67.0 million under the revolving credit facility, and then borrowed an additional $10.0 million under the revolver in early May 2005 which was used to make the quarterly payment on the term A loan facility discussed above. After these actions, we had approximately $19.5 million remaining borrowing capacity under the revolving credit facility. During the first quarter of 2005, the weighted-average interest rate on the revolving credit facility was approximately 4.0%.

We are currently in the process of evaluating and revising our capital structure based on our current and long-term liquidity needs. We intend to issue long-term debt, using the proceeds to pay down the outstanding amounts under our senior term A loan facility, as well as part of the amounts outstanding under our revolving credit facility. There can be no assurances that long-term debt will be available to us on commercially reasonable terms. Additionally, we are evaluating alternatives to increase the amount of debt that we can have outstanding as a multiple of our EBITDA. We expect to have in place changes to our capital structure by June 30, 2005. If we are unable to increase the amount of debt that we can have outstanding as a multiple of our EBITDA prior to June 30, 2005, we may not be in compliance with the debt to EBITDA ratio financial covenant of our credit facility, which would have a material adverse affect on our liquidity and financial position. We believe that our current cash balances together with cash anticipated to be provided by operating activities and cash to be available through an increase in the amount of allowable debt will be sufficient for our expected short-term and foreseeable long-term cash needs in the ordinary course of business.

Tender Offer

On August 10, 2004, we completed a Dutch auction tender offer in which we repurchased 11,339,019 shares of our Class A Common Stock and 5,505,489 shares of our Class B Common Stock at a purchase price of $13.30 and $12.50 per share, respectively. Additionally, we repurchased 9,228,938 Class A shares from Silver Lake Partners, L.P. and certain of its affiliates at a purchase price of $13.30 per share. The total cost of these repurchases was $346.2 million, including transaction costs of $3.8 million.

Stock Repurchase Program

In July 2001, our Board of Directors approved the repurchase of up to $75.0 million of our Class A and Class B Common Stock. The Board of Directors subsequently increased the authorized stock repurchase program to a total authorization for repurchase of $200.0 million. During the first quarter of 2004, we repurchased 292,925 shares of our Class A Common Stock and 57,900 shares of our Class B Common Stock at an aggregate cost of $4.0 million. In connection with the tender offer, the Board of Directors terminated the stock repurchase program in June 2004. On a cumulative basis, we have repurchased $133.2 million of our stock under this program.

Off-Balance Sheet Arrangements

Through March 31, 2005, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

BUSINESS AND TRENDS

Our quarterly and annual revenue, operating income, and cash flow fluctuate as a result of many factors, including the timing of the execution of research contracts, the timing of Symposia and other events, all of which occur to a greater extent in the fourth quarter, as well as the extent of completion of consulting engagements, the amount of new business generated, the mix of domestic and international business, changes in market demand for our products and services, the timing of the development, introduction and marketing of new products and services, and competition in the industry. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. In addition, we and our clients are affected by the economy. The following section discusses many, but not all, of these risks and uncertainties.

Decreases in IT Spending Could Lead to Decreases in Our Revenues. Our revenues and results of operations are influenced by economic conditions in general and more particularly by business conditions in the IT industry. A general economic downturn or recession, anywhere in the world, could negatively affect demand for our products and services and may substantially reduce existing and potential client information technology-related budgets. Such a downturn could materially and adversely affect our business, financial condition and results of operations, including the ability to: maintain client retention, wallet retention and consulting utilization rates, and achieve contract value and consulting backlog.

We May Not Successfully Integrate the Acquisition of META. We have made and may continue to make acquisitions of, or significant investments in, businesses that offer complementary products and services, including our acquisition of META that we completed on April 1, 2005. The risks involved in each acquisition or investment include the possibility of paying more than the value we derive from the acquisition, dilution of the interests of our current stockholders or decreased working capital, increased indebtedness, the assumption of undisclosed liabilities and unknown and unforeseen risks, the ability to integrate successfully and efficiently the operations and personnel of the acquired business, the ability to retain key personnel of the acquired company, the time to train the sales force to market and sell the products of the acquired company, the potential disruption of our ongoing business and the distraction of management from our business. The realization of any of these risks could adversely affect our business.

If the Recently Implemented Restructuring and Reorganization of Our Management Team Does Not Achieve the Results That We Anticipate, the Success of Our Business Strategy May Suffer. Our future success depends, in significant part, upon the continued service and performance of our senior management and other key personnel. We have recently reorganized our business around specific client needs. As part of this reorganization, a number of key management positions have been filled by the promotion of current employees or the hiring of new employees. Additionally, we have restructured our workforce in order to streamline operations and strengthen key consulting practices. If the reorganization and restructuring of our business does not lead to the results we expect, our ability to effectively deliver our products, manage our company and carry out our business plan may be impaired. On July 23, 2004, we announced that the Board of Directors named Eugene A. Hall as our Chief Executive Officer. Mr. Hall succeeded Michael Fleisher, who had previously announced his intention to depart as our Chairman and Chief Executive Officer. Additionally, James C. Smith, a current Board member, has been named non-executive chairman of the Board of Directors. Further, on September 28, 2004, we announced that the position of President and Chief Operating Officer, previously held by Maureen O’Connell, was eliminated and that Mr. Hall would assume direct responsibility for business operations. If we cannot successfully integrate our Chief Executive Officer into our senior management team, then our ability to effectively deliver our products, manage our company and carry out our business plan may be impaired.

We Face Significant Competition Which Could Materially Adversely Affect Our Financial Condition, Results of Operations and Cash Flows. We face direct competition from a significant number of independent providers of information products and services, including information that can be found on the Internet free of charge. We also compete indirectly against consulting firms and other information providers, including electronic and print media companies, some of which may have greater financial, information gathering and marketing resources than we do. These indirect competitors could choose to compete directly with us in the future. In addition, limited barriers to entry exist in the markets in which we do business. As a result, additional new competitors may emerge and existing competitors may start to provide additional or complementary services. Additionally, technological advances may provide increased competition from a variety of sources. However, we believe the breadth and depth of our research assets position us well versus our competition. Increased competition may result in loss of market share, diminished value in our products and services, reduced pricing and increased marketing expenditures. We may not be successful if we cannot compete effectively on quality of research and analysis, timely delivery of information, customer service, the ability to offer products to meet changing market needs for information and analysis, or price.

We Depend on Renewals of Subscription Base Services and Our Failure to Renew at Historical Rates Could Lead to a Decrease in Our Revenues. Some of our success depends on renewals of our subscription-based research products and services, which constituted 63% of our revenues for the first quarter of 2005 and 59% for the first quarter of 2004. These research subscription agreements have terms that generally range from twelve to thirty months. Our ability to maintain contract renewals is subject to numerous factors, including the following:

•	delivering high-quality and timely analysis and advice to our clients;

•	understanding and anticipating market trends and the changing needs of our clients; and

•	delivering products and services of the quality and timeliness necessary to withstand competition.

Additionally, as we implement our strategy to realign our business to client needs, we may shift the type and pricing of our products which may impact client renewal rates. While research client retention rates were 80% at March 31, 2005 and 77% at

March 31, 2004, there can be no guarantee that we will continue to maintain this rate of client renewals. Any material decline in renewal rates could have an adverse impact on our revenues and our financial condition.

We Depend on Non-Recurring Consulting Engagements and Our Failure to Secure New Engagements Could Lead to a Decrease in Our Revenues. Consulting segment revenues constituted 32% of our revenues for the first quarter of 2005 and 31% for the first quarter of 2004. These consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including the following:

•	delivering consistent, high-quality consulting services to our clients;

•	tailoring our consulting services to the changing needs of our clients; and

•	our ability to match the skills and competencies of our consulting staff to the skills required for the fulfillment of existing or potential consulting engagements.

Any material decline in our ability to replace consulting arrangements could have an adverse impact on our revenues and our financial condition.

We May Not be Able to Attract and Retain Qualified Personnel Which Could Jeopardize the Quality of Our Research. Our success depends heavily upon the quality of our senior management, research analysts, consultants, sales and other key personnel. We face competition for the limited pool of these qualified professionals from, among others, technology companies, market research firms, consulting firms, financial services companies and electronic and print media companies, some of which have a greater ability to attract and compensate these professionals. Some of the personnel that we attempt to hire are subject to non-compete agreements that could impede our short-term recruitment efforts. Any failure to retain key personnel or hire and train additional qualified personnel as required to support the evolving needs of clients or growth in our business, could adversely affect the quality of our products and services, and our future business and operating results.

We May Not be Able to Maintain Our Existing Products and Services. We operate in a rapidly evolving market, and our success depends upon our ability to deliver high quality and timely research and analysis to our clients. Any failure to continue to provide credible and reliable information that is useful to our clients could have a material adverse effect on future business and operating results. Further, if our predictions prove to be wrong or are not substantiated by appropriate research, our reputation may suffer and demand for our products and services may decline. In addition, we must continue to improve our methods for delivering our products and services in a cost-effective manner. Failure to increase and improve our electronic delivery capabilities could adversely affect our future business and operating results.

We May Not be Able to Introduce the New Products and Services that We Need to Remain Competitive. The market for our products and services is characterized by rapidly changing needs for information and analysis. To maintain our competitive position, we must continue to enhance and improve our products and services, develop or acquire new products and services in a timely manner, and appropriately position and price new products and services relative to the marketplace and our costs of producing them. Any failure to achieve successful client acceptance of new products and services could have a material adverse effect on our business, results of operations or financial position.

Our International Operations Expose Us to a Variety of Risks Which Could Negatively Impact Our Future Revenue and Growth. Approximately 39% of our revenues for the first quarter of 2005 were derived from sales outside of North America. As a result, our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of exchange rate fluctuations and tariffs and other trade barriers, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, different or overlapping tax structures, higher levels of United States taxation on foreign income, and the difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights in international jurisdictions. We rely on local distributors or sales agents in some international locations. If any of these arrangements are terminated by our agent or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients of the local distributor or sales agent may not want to continue to do business with us or our new agent.

We May Not be Able to Maintain the Equity in Our Brand Name. We believe that our “Gartner” brand is critical to our efforts to attract and retain clients and that the importance of brand recognition will increase as competition increases. We may expand our marketing activities to promote and strengthen the Gartner brand and may need to increase our marketing budget, hire additional marketing and public relations personnel, expend additional sums to protect the brand and otherwise increase expenditures to create and maintain client brand loyalty. If we fail to effectively promote and maintain the Gartner brand, or incur excessive expenses in doing so, our future business and operating results could be materially and adversely impacted.

The Costs of Servicing Our Outstanding Debt Could Impair Our Future Operating Results. We have a $200.0 million senior credit facility as well as a $100 million revolving credit facility. The affirmative, negative and financial covenants of the credit facility could limit our future financial flexibility. The associated debt service costs of these facilities could impair our future operating results. The outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital. We are currently evaluating alternatives to increase the amount of debt that we can have outstanding as a multiple of our EBITDA. If we are unable to obtain such an increase prior to June 30, 2005, we may not be in compliance with the debt to EBITDA ratio financial covenant of our Credit Facility which would have a material adverse affect on our liquidity and financial position.

If We Are Unable to Enforce and Protect Our Intellectual Property Rights Our Competitive Position May be Harmed. We rely on a combination of copyright, patent, trademark, trade secret, confidentiality, non-compete and other contractual provisions to protect our intellectual property rights. Despite our efforts to protect our intellectual property rights, unauthorized third parties may obtain and use technology or other information that we regard as proprietary. Our intellectual property rights may not survive a legal challenge to their validity or provide significant protection for us. The laws of certain countries do not protect our proprietary rights to the same extent as the laws of the United States. Accordingly, we may not be able to protect our intellectual property against unauthorized third-party copying or use, which could adversely affect our competitive position. Our employees are subject to non-compete agreements. When the non-competition period expires, former employees may compete against us. If a former employee chooses to compete against us prior to the expiration of the non-competition period, there is no assurance that we will be successful in our efforts to enforce the non-compete provision.

We May be Subject to Infringement Claims. Third parties may assert infringement claims against us. Regardless of the merits, responding to any such claim could be time consuming, result in costly litigation and require us to enter into royalty and licensing agreements which may not be offered or available on reasonable terms. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations or financial position could be materially adversely affected.

Our Operating Results May Fluctuate Which May Make Our Future Operating Results Difficult to Predict. Our quarterly and annual operating income may fluctuate in the future as a result of many factors, including the timing of the execution of research contracts, which typically occurs in the fourth calendar quarter, the extent of completion of consulting engagements, the timing of symposia and other events, which also occur to a greater extent in the fourth calendar quarter, the amount of new business generated, the mix of domestic and international business, changes in market demand for our products and services, the timing of the development, introduction and marketing of new products and services, and competition in the industry. An inability to generate sufficient earnings and cash flow, and achieve our forecasts, may impact our operating and other activities. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and may provide an unreliable indication of future operating results.

Interests of Certain of Our Significant Stockholders May Conflict With Yours. Silver Lake Partners, L.P. (“SLP”) and its affiliates own approximately 42.2% of our Class A Common Stock and approximately 33.7% of our total common stock on a combined basis as of February 28, 2005. Currently, the owners of our Class A Common Stock are only entitled to vote for two of the ten members of our Board of Directors and vote together with the holders of the Class B Common Stock as a single class on all other matters coming before the stockholders. SLP is restricted from purchasing additional stock without our consent pursuant to the terms of a Securityholders’ Agreement. This Securityholders’ Agreement also provides that we cannot take certain actions, including acquisitions and sales of stock and/or assets without SLP’s consent. Additionally, ValueAct Partners and its affiliates own approximately 13.0% of our Class A Common Stock, 22.7% of our Class B Common Stock and 14.9% of our total common stock on a combined basis as of February 28, 2005. While neither SLP nor ValueAct holds a majority of our outstanding shares, they may be able, either individually or together, to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. Their interests may differ from the interests of other stockholders.

Our Anti-takeover Protections May Delay or Prevent a Change of Control. Provisions of our certificate of incorporation and bylaws and Delaware law may make it difficult for any party to acquire control of us in a transaction not approved by our Board of Directors. These provisions include:

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

These provisions could delay or prevent a change of control or change in management that might provide stockholders with a premium to the market price of their Common Stock. We have announced that we intend to eliminate our classified board structure and combine our two classes of common stock, subject to the approval of our stockholders, at our next annual meeting of stockholders to be held June 29, 2005. These actions could serve to make it easier for a change of control to occur.

We May Have to Take Substantial Non-Cash Compensation Charges in Future Periods. On October 15, 2004, we announced that Eugene A. Hall received an inducement grant of 500,000 shares of restricted stock with a market value on the date of grant of $12.05 per share. As long as Mr. Hall remains an employee, the restriction on the 500,000 shares of restricted stock will lapse upon the earlier of (a) our 60 day average stock price meeting certain targets, or (b) a change in control. The price targets are $20 for the first 300,000 shares, $25 for the next 100,000 shares and $30 for the remaining 100,000 shares. If our 60 day average stock price exceeds the stipulated per share target during the 60 day measurement period, we will be required to record a non-cash compensation charge equal to the closing price of our stock on the date the target is met times the number of shares associated with the applicable target. For example, if our average 60 days stock price is $22 per share and the stock closes at $22.50 per share, the first lapse shall result in us recording a $6.75 million non-cash compensation charge (i.e., 300,000 shares at $22.50 per share).

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”). The rule replaces SFAS No. 123 and APB 25 and will require the recognition of expense for share-based payments, to include the value of stock options granted to employees. The revised rule was originally effective for periods beginning after June 15, 2005, with early adoption permitted.

On April 21, 2005 the SEC issued a rule that amends the date of compliance with SFAS 123R (“the SEC amendment”). Under the SEC amendment, SFAS 123R must be adopted beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005, which means that we must adopt SFAS 123R by January 1, 2006.

We are currently assessing the impact SFAS 123R will have on our financial position, cash flows, and results of operations, and the method of adoption we will use. We believe that the implementation of the new rule may have a material effect on our results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
At March 31, 2005 we have exposure to market risk for changes in interest rates since we had $180.0 million drawn on our unsecured senior revolving credit facility with JPMorgan Chase Bank. Under the revolving credit facility, the interest rate on borrowings is LIBOR plus an additional 100 to 150 basis points based on our debt-to-EBITDA ratio. However, we believe that an increase or decrease of 10% in the effective interest rate on available borrowings from our senior revolving credit facility would not have a material effect on our future results of operations. Each 25 basis point increase or decrease in interest rates would have an approximate $0.5 million annual effect under the revolving credit facility when fully utilized.

Investment Risk
We are exposed to market risk as it relates to changes in the market value of our equity investments. We invest in equity securities of public and private companies directly and through SI II, of which we own 22% at March 31, 2005. SI II is engaged in making venture capital investments in early to mid-stage IT-based or Internet-enabled companies. In the fourth quarter of 2004 we made the decision to sell our interest in SI II. During the first quarter of 2005 we had an impairment writedown of $5.1 million in our investment in SI II (see Note 9 — Investments in the Notes to the Consolidated Financial Statements). As of March 31, 2005, we had remaining investments in equity securities of approximately $1.8 million. These investments are inherently risky as the businesses are typically in early development stages and may never develop. Further, certain of these investments are in publicly traded companies whose shares are subject to significant market price volatility. Adverse changes in market conditions and poor operating results of the underlying investments may result in us incurring additional losses or an inability to recover the original carrying value of our investments. If there were a 100% adverse change in the value of our equity portfolio as of March 31, 2005, this would result in a non-cash impairment charge of approximately $1.8 million. We have no additional commitments to fund SI II.

Foreign Currency Exchange Risk
We face two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss), net in the stockholders’ equity section of the Consolidated Balance Sheets. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the United States dollar. Since the functional currencies of our foreign operations are generally denominated in the local currency of our subsidiaries, the foreign currency translation adjustments are reflected as a component of stockholders’ equity and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in results of operations.

From time to time we enter into foreign currency forward contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. At March 31, 2005, we had four foreign currency forward contracts outstanding. Foreign currency forward contracts are reflected at fair value with gains and losses recorded currently in earnings.

The following table presents information about our foreign currency forward contracts outstanding as of March 31, 2005, expressed in U.S. dollar equivalents.

			Forward
Currency		Contract	Exchange	Unrealized
Purchased	Currency Sold	Amount	Rate	Gain (Loss)	Expiration Date
USD	Euros	$3,543,000	.7576	$57,000	April 1, 2005
DKK	Euros	3,366,000	.1342	(1,000)	April 21, 2005
SEK	Euros	1,068,000	.1096	1,000	April 22, 2005
CHF	Euros	1,676,000	.6450	(4,000)	April 23, 2005

ITEM 4. CONTROLS AND PROCEDURES

We have established disclosure controls and procedures that are designed to ensure that the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported in a timely manner. Specifically, these controls and procedures ensure that the information is accumulated and communicated to our executive management team, including our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure.

Management conducted an evaluation, as of March 31, 2005, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Act.

In addition, there have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.1	2002 Employee Stock Purchase Plan as amended and restated on April 19, 2005.

10.2	Gartner Executive Benefits Program.

31.1	Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

Items 1, 2, 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date May 10, 2005	/s/ Christopher Lafond

Christopher Lafond Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)