Form 10-Q
period 2005-06-30
GARTNER INC
filed 2005-08-09
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from            to
Commission File Number 1-14443
Gartner, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	04-3099750
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

56 Top Gallant Road	06902-7700
P.O. Box 10212	(Zip Code)
Stamford, CT
(Address of principal executive offices)
Registrant’s telephone number, including area code: (203) 316-1111
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐.
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES ☑ NO ☐.
     The number of shares outstanding of the Registrant’s capital stock as of July 31, 2005 was 112,905,240 shares of Common Stock.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
GARTNER, INC.
Condensed Consolidated Balance Sheets
(Unaudited, In thousands)

	June 30,	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$70,480	$160,126
Fees receivable, net	236,823	257,689
Deferred commissions	29,603	32,978
Prepaid expenses and other current assets	42,514	37,052

Total current assets	379,420	487,845
Property, equipment and leasehold improvements, net	58,741	63,495
Goodwill	412,753	231,759
Intangible assets, net	22,687	138
Other assets	76,444	77,957

Total Assets	$950,045	$861,194

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$210,325	$181,502
Deferred revenues	318,775	307,696
Current portion of long-term debt	60,019	40,000

Total current liabilities	589,119	529,198
Long-term debt	190,051	150,000
Other liabilities	50,909	51,948

Total Liabilities	830,079	731,146

Stockholders’ Equity
Preferred stock	—	—
Common stock	75	75
Additional paid-in capital	488,916	485,713
Unearned compensation, net	(5,870)	(7,553)
Accumulated other comprehensive income, net	7,689	12,722
Accumulated earnings	174,564	190,089
Treasury stock, at cost	(545,408)	(550,998)

Total Stockholders’ Equity	119,966	130,048

Total Liabilities and Stockholders’ Equity	$950,045	$861,194

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Research	$134,926	$118,966	$260,122	$241,208
Consulting	79,092	67,609	143,102	132,235
Events	56,949	37,211	65,004	55,382
Other	3,602	4,071	6,165	7,699

Total revenues	274,569	227,857	474,393	436,524
Costs and expenses:
Cost of services and product development	140,517	114,386	235,795	209,862
Selling, general and administrative	102,727	81,588	194,273	169,222
Depreciation	6,423	6,844	12,502	14,781
Amortization of intangibles	3,370	190	3,398	387
Goodwill impairments	—	—	—	739
META integration charges	8,168	—	11,573	—
Other charges	8,226	9,063	22,500	19,576

Total costs and expenses	269,431	212,071	480,041	414,567

Operating income (loss)	5,138	15,786	(5,648)	21,957
(Loss) gain from investments	(263)	19	(5,369)	39
Interest (expense) income, net	(3,318)	370	(4,663)	615
Other expense, net	(2,058)	(323)	(2,362)	(3,436)

(Loss) income before income taxes	(501)	15,852	(18,042)	19,175
Provision (benefit) for income taxes	318	4,824	(2,516)	7,683

Net (loss) income	$(819)	$11,028	$(15,526)	$11,492

(Loss) income per common share:
Basic	$(0.01)	$0.08	$(0.14)	$0.09
Diluted	$(0.01)	$0.08	$(0.14)	$0.09

Weighted average shares outstanding:
Basic	111,880	132,129	111,602	131,183
Diluted	111,880	135,335	111,602	134,242
See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2005	2004
Operating activities:
Net (loss) income	$(15,526)	$11,492
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of intangibles	15,900	15,168
Non-cash compensation	477	1,198
Tax benefit associated with employees’ exercise of stock options	474	4,377
Deferred taxes	(5,437)	408
Loss (gain) from investments	5,369	(39)
Amortization and writeoff of debt issue costs	1,029	602
Goodwill impairments	—	739
Non-cash charges associated with impairment of long-lived assets	—	2,943
Changes in assets and liabilities, excluding effect of acquisition and sale of business:
Fees receivable, net	43,516	50,141
Deferred commissions	3,369	1,896
Prepaid expenses and other current assets	(1,113)	523
Other assets	3,028	366
Deferred revenues	(16,138)	(17,720)
Accounts payable and accrued liabilities	(20,977)	(30,787)

Cash provided by operating activities	13,971	41,307

Investing activities:
Additions to property, equipment and leasehold improvements	(7,273)	(9,197)
Acquisition of META (net of cash acquired)	(159,751)	—
Other investing activities, net	(114)	—

Cash used in investing activities	(167,138)	(9,197)

Financing activities:
Proceeds from stock issued for stock plans	9,524	37,852
Proceeds from debt issuance	327,000	—
Payments for debt issuance costs	(1,082)	—
Payments on debt	(267,883)	—
Purchases of treasury stock	—	(6,113)

Cash provided by financing activities	67,559	31,739

Net (decrease) increase in cash and cash equivalents	(85,608)	63,849
Effects of exchange rates on cash and cash equivalents	(4,038)	(2,814)
Cash and cash equivalents, beginning of period	160,126	229,962

Cash and cash equivalents, end of period	$70,480	$290,997

Supplemental disclosures of non-cash investing and financing activities:
Acquisition of META:

Fair value of assets acquired	$271,261
Cash paid as of June 30, 2005	(174,895)

Liabilities assumed	$96,366

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 – Basis of Presentation
These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner, Inc. (“Gartner”, or “the Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2004. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management’s knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2005 may not be indicative of the results of operations for the remainder of 2005. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations of META Group, Inc. (“META”) are included in the consolidated financial statements beginning on April 1, 2005, the date of acquisition.
Note 2 – Acquisition of META
On April 1, 2005, the Company completed the acquisition of META for a purchase price of approximately $168.3 million, excluding transaction costs of approximately $8.1 million. Pursuant to the Agreement and Plan of Merger, each share of META common stock outstanding at the effective time of the merger was converted into the right to receive $10.00 in cash. The Company funded the purchase of META with $67.0 million borrowed under its revolving credit facility and existing cash.
META was an information technology and research firm. This acquisition is intended to accelerate revenue growth in Gartner’s core research business by increasing sales coverage through the addition of sales people from META with knowledge of the marketplace and existing client relationships, increasing the Company’s presence in targeted international markets and providing greater coverage in several key industries. The acquisition is also intended to achieve cost synergies in general and administrative expenses.
The acquisition was accounted for as a purchase business combination. The consolidated financial statements include the results of META from the date of acquisition. The purchase price was allocated to the net assets and liabilities acquired based on their estimated fair values as of the acquisition date, based on a third party valuation. Any excess of the purchase price over the estimated fair value of the net assets acquired, including identifiable intangible assets, was allocated to goodwill. A final determination of the purchase price allocation will be made within one year of the acquisition date for changes in estimates, including the completion of integration plans.

The following table represents the preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date (dollars in thousands):

Assets
Current assets:
Cash and cash equivalents	$15,144
Fees receivable, net	31,877
Prepaid expenses and other current assets	1,758

Total current assets	48,779
Property, equipment, and leasehold improvements, net	1,331
Goodwill	194,065
Intangible assets:
Content	14,400
Customer relationships	7,700
Databases	3,500

Total intangible assets	25,600
Other assets	1,486

Total assets	$271,261

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$57,546
Deferred revenues	37,728
Notes payable	958

Total current liabilities	96,232
Other liabilities	134

Total liabilities	$96,366

At June 30, 2005, $159.8 million, $21.5 million, and $6.1 million of goodwill was recorded in the Research, Consulting, and Events segments, respectively, as a result of the META acquisition. In the second quarter of 2005, goodwill decreased approximately $6.7 million primarily as a result of adjustments to deferred taxes and from additional liabilities recorded in purchase accounting, as disclosed in the table that follows. Of the total $187.4 million of goodwill related to META at June 30, 2005, none is expected to be deductible for income tax purposes. Intangible assets are amortized on a straight-line basis over their estimated remaining lives. Customer relationships are amortized over five years. Content represents research that is part of the intellectual property of META and is amortized over 18 months. META databases are used to generate consulting services for specific customers and are amortized over 18 months.
The preliminary purchase price allocation includes an estimate of the fair value of the cost to fulfill the deferred revenue obligation assumed from META. The estimated fair value of the deferred revenue obligation was determined by estimating the costs to provide the services plus a normal profit margin, but did not include any costs associated with selling efforts. As a result, in allocating the purchase price, the Company recorded an adjustment to reduce the carrying value of META’s March 31, 2005 deferred revenue by approximately $10.0 million.
In connection with the META acquisition, the Company commenced integration activities that resulted in the recording of a liability in purchase accounting under Emerging Issues Task Force Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Combination”, for involuntary terminations and lease and contract terminations. The liability for involuntary termination benefits covers 276 employees and through June 30, 2005, approximately 193 of these employees have been terminated. The Company expects to pay the majority of the remaining balance for involuntary termination benefits by December 31, 2005. The liabilities for lease and contract terminations and exit costs will be paid over the remaining contract periods through 2012.
The following table summarizes the obligations recorded and activity to date (dollars in thousands):

	Opening
	Balance				Currency	Balance
	April 1,				Translation	June 30,
	2005	Accruals (1)	Adjustments (2)	Payments	Adjustments	2005

Lease terminations	$15,383	$—	$251	$(1,122)	$(133)	$14,379
Severance and benefits	11,251	740	—	(5,510)	(479)	6,002
Contract terminations	3,008	965	(723)	(310)	—	2,940
Costs to exit activities	1,415	—	(123)	(235)	—	1,057
Tax contingencies	—	449	—	—	—	449

	$31,057	$2,154	$(595)	$(7,177)	$(612)	$24,827

(1)	The accruals of $1.7 million in the second quarter include additional severance, the termination of two META contracts, and a tax contingency. The Company recorded $0.7 million of severance related to the identification of additional benefits that will be paid to severed META employees. In addition, the Company recorded a $0.4 million accrual related to the termination of a META sales agent relationship, and a $0.5 million accrual was for the termination of an existing agreement with a former META employee. Under an existing agreement with META, the former employee was entitled to annual payments for the years 2004 through 2008, which included a percentage of certain META consulting revenues. In the second quarter of 2005, Gartner negotiated the termination of this agreement, effective as of April 1, 2005, by agreeing to engage the former employee on an independent contractor basis through December 31, 2008 and by buying out his right to receive a percentage of revenues for a lump-sum payment. The tax contingencies accrual reflects the Company’s best estimate of taxes due on various META obligations.

(2)	During the second quarter of 2005 there were adjustments to the estimated META liabilities booked as of April 1, 2005. Among these adjustments was the reversal of a $0.7 million accrual for the termination of a sales agent relationship that was settled for a lesser amount.
The following table summarizes the unaudited pro forma financial information for the acquisition and the related financing as if the transaction had been consummated on January 1, 2005 and 2004 under the purchase method of accounting (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$274.6	$265.0	$507.6	$506.3
Net (loss) income	(0.8)	8.7	(19.4)	4.9
(Loss) earnings per common share:
Basic	$(0.01)	$0.07	$(0.17)	$0.04
Diluted	$(0.01)	$0.06	$(0.17)	$0.04

The unaudited pro forma combined financial information does not necessarily represent what would have occurred if the acquisition had taken place on the dates presented and is not representative of the Company’s future consolidated results. The future combined company results will not reflect the historical combined company results of both entities. Future research revenues are expected to be lower on a combined company basis as a result of expected customer overlap, and future consulting revenues are expected to be lower on a combined company basis as a result of exiting certain practices. In addition, the future general and administrative expenses are expected to be lower on a combined company basis as a result of the expected cost synergies. The net financial impact of these matters has not been reflected in the pro forma information. Achievement of any of the expected cost savings and synergies is subject to risks and uncertainties and no assurance can be given that such cost savings or synergies will be achieved. The pro forma information does not include all liabilities that may result from the operation of META’s business in conjunction with that of Gartner’s following the acquisition and all adjustments in respect of possible settlements of outstanding liabilities (other than those already included in the historical financial statements of either company), as these are not presently estimable. Therefore, the actual amounts ultimately recorded may differ materially from the information presented in the accompanying pro forma information.
The Company will recognize revenue associated with the fulfillment of the acquired META contracts, consistent with Gartner’s standard revenue recognition methodology, ratably over the contract term, which is typically twelve months, or upon the completion of the related event. All direct costs associated with the fulfillment of the acquired META contracts will be expensed over the period in which the related revenues are recognized. The pro forma information reflects Gartner’s current estimate of the costs required to fulfill the deferred obligation related to the acquired META contracts.
Note 3 – Comprehensive (Loss) Income
The components of comprehensive (loss) income for the three and six months ended June 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net (loss) income	$(819)	$11,028	$(15,526)	$11,492
Other comprehensive (loss) income:
Foreign currency translation adjustments	(960)	(1,671)	(4,791)	(1,775)
Reclassification adjustment of foreign currency translation adjustment to net income upon closing of foreign operations	—	—	—	2,943
Net unrealized (losses) gains on investments, net of tax	(237)	(2)	(241)	26

Other comprehensive (loss) income	(1,197)	(1,673)	(5,032)	1,194

Comprehensive (loss) income	$(2,016)	$9,355	$(20,558)	$12,686

During the first quarter of 2004, the Company reclassified $2.9 million of accumulated translation adjustments associated with certain operations in South America into net income as a result of the Company’s decision to close those operations. The reclassification adjustment was recorded as a loss within Other expense, net.
Note 4 — Computations of (Loss) Income per Share of Common Stock
The following table sets forth the reconciliation of the basic and diluted (loss) income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net (loss) income used for calculating basic and diluted (loss) income per share	$(819)	$11,028	$(15,526)	$11,492

Denominator:
Weighted average number of common shares used in the calculation of basic (loss) income per share	111,880	132,129	111,602	131,183
Common stock equivalents associated with stock compensation plans	—	3,206	—	3,059

Shares used in the calculation of diluted (loss) income per share	111,880	135,335	111,602	134,242

Basic (loss) income per share	$(0.01)	$0.08	$(0.14)	$0.09

Diluted (loss) income per share	$(0.01)	$0.08	$(0.14)	$0.09

For the three months ended June 30, 2005 and 2004, options to purchase 18.1 million and 11.2 million shares, respectively, of Class A Common Stock of the Company were not included in the computation of diluted (loss) income per share because the effect would have been anti-dilutive. For the six months ended June 30, 2005 and 2004, options to purchase 18.2 million and 11.4 million shares, respectively, of Class A Common Stock of the Company were not included in the computation of diluted (loss) income per share because the effect would have been anti-dilutive.

Note 5 – Accounting for Stock-Based Compensation
The Company has several stock-based compensation plans. The Company applies APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its employee stock options and purchase rights and applies Statement of Financial Accounting Standards No. 123 “Accounting for Stock Issued to Employees” (“SFAS 123”) for disclosure purposes only. Under APB 25, the intrinsic value method is used to account for stock-based employee compensation plans. The SFAS 123 disclosures include pro forma net (loss) income and (loss) income per share as if the fair value-based method of accounting had been used.
If compensation for employee options had been determined based on SFAS 123, the Company’s pro forma net (loss) income, and pro forma (loss) income per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net (loss) income as reported	$(819)	$11,028	$(15,526)	$11,492
Add: Stock-based compensation expense, net of tax, included in net (loss) income as reported	122	464	339	779
Deduct: Pro forma employee compensation cost, net of tax, related to stock options, restricted stock, and share purchase plan	(4,154)	(2,727)	(7,567)	(5,217)

Pro forma net (loss) income	$(4,851)	$8,765	$(22,754)	$7,054

Basic (loss) income per share:
As reported	$(0.01)	$0.08	$(0.14)	$0.09
Pro forma	$(0.04)	$0.07	$(0.20)	$0.05

Diluted (loss) income per share:
As reported	$(0.01)	$0.08	$(0.14)	$0.09
Pro forma	$(0.04)	$0.06	$(0.20)	$0.05
The fair value of the Company’s stock plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Expected Dividend yield	0%	0%	0%	0%
Expected stock price volatility	31%	42%	31%	42%
Risk-free interest rate	3.7%	3.1%	3.7%	3.0%
Expected life in years	3.1	3.7	3.1	3.7
The weighted average fair values of the Company’s stock options granted during the three months ended June 30, 2005 and 2004 were $2.74 and $4.35, respectively. The weighted average fair values of the Company’s stock options granted during the six months ended June 30, 2005 and 2004 were $2.73 and $4.27, respectively.

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
The Company received approval at its annual stockholder meeting to make an offer to buy back certain vested and outstanding stock options for cash at a price less than or equal to fair value (See Note 12 — Equity and Stock Programs for additional information).
Note 6 — Segment Information
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
The Company evaluates reportable segment performance and allocates resources based on gross contribution margin. Gross contribution, as presented below, is defined as operating income, excluding certain selling, general and administrative expenses, depreciation, amortization, goodwill impairment, income taxes, META integration charges, and other charges. The accounting policies used by the reportable segments are the same as those used by the Company.
The Company does not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not reported by segment because the information is not available and is not reviewed in the evaluation of segment performance or in making decisions in the allocation of resources.
The following tables present information about reportable segments (in thousands). The “Other” column includes certain revenues and related expenses that do not meet the segment reporting quantitative threshold. There are no inter-segment revenues.

	Research	Consulting	Events	Other	Consolidated
Three Months Ended June 30, 2005:
Revenues	$134,926	$79,092	$56,949	$3,602	$274,569
Gross Contribution	80,956	31,593	26,754	3,252	142,555
Corporate and other expenses					(137,417)

Operating income					$5,138

	Research	Consulting	Events	Other	Consolidated
Three Months Ended June 30, 2004:
Revenues	$118,966	$67,609	$37,211	$4,071	$227,857
Gross Contribution	73,004	24,835	16,858	3,614	118,311
Corporate and other expenses					(102,525)

Operating income					$15,786

Six Months Ended June 30, 2005:
Revenues	$260,122	$143,102	$65,004	$6,165	$474,393
Gross Contribution	157,972	54,734	30,089	5,424	248,219
Corporate and other expenses					(253,867)

Operating (loss)					$(5,648)

Six Months Ended June 30, 2004:
Revenues	$241,208	$132,235	$55,382	$7,699	$436,524
Gross Contribution	152,031	50,079	23,965	6,771	232,846
Corporate and other expenses					(210,889)

Operating income					$21,957

Note 7 — Goodwill and Intangible Assets
During the second quarter of 2005, the Company completed the acquisition of META and recorded total goodwill of $187.4 million and intangibles of $25.6 million (See Note 2 – Acquisition of META Group, Inc.). The recorded amounts of these assets may change as a result of the finalization of the purchase accounting.
The changes in the carrying amount of goodwill, by reporting segment, for the six months ended June 30, 2005 are as follows:

	Balance	Goodwill	Currency	Balance
	December 31,	From META	Translation	June 30,
	2004	Acquisition	Adjustments	2005
Research	$131,921	$159,830	$(5,235)	$286,516
Consulting	67,150	21,473	(1,059)	87,564
Events	30,606	6,070	(85)	36,591
Other	2,082	—	—	2,082

Total goodwill	$231,759	$187,373	$(6,379)	$412,753

The following table presents the Company’s intangible assets subject to amortization (in thousands):

	Intellectual	Customer
June 30, 2005	Property	Relationships	Databases	Other	Total
Gross cost	$14,400	$7,700	$3,500	$1,893	$27,493
Accumulated amortization	(2,392)	(355)	(581)	(1,478)	(4,806)

Net	$12,008	$7,345	$2,919	$415	$22,687

	Intellectual	Customer
December 31, 2004	Property	Relationships	Databases	Other	Total
Gross cost	$—	$—	$—	$1,555	$1,555
Accumulated amortization	—	—	—	(1,417)	(1,417)

Net	$—	$—	$—	$138	$138

The Other category includes noncompete agreements and trademarks. Aggregate amortization expense for the three month periods ended June 30, 2005 and 2004 was $3.4 million and $0.2 million, respectively. Aggregate amortization expense for the six month periods ended June 30, 2005 and 2004 was $3.4 million and $0.4 million, respectively.
The estimated future amortization expense on intangibles is as follows (in thousands):

2005 (remaining six months)	$6,828
2006	10,573
2007	1,580
2008	1,580
2009	1,580
2010 and thereafter	546

$22,687

Note 8 – META Integration Charges
During the first and second quarters of 2005, the Company incurred approximately $3.4 million and $8.2 million, respectively, of expenses related to the integration of META, primarily for severance, and for consulting, accounting, and tax services. In accordance with SFAS No. 141, “Business Combinations,” these merger integration costs were expensed as incurred.
Note 9 – Other Charges
During the second quarter of 2005, the Company recorded other charges of $8.2 million. Included in the second quarter charge was $8.5 million of costs primarily related to the reduction of office space in San Jose, California, by consolidating employees from two buildings into one. The Company also recorded a charge of $0.6 million associated with certain stock combination expenses, which was offset by a reversal of $0.9 million of accrued severance and other charges that the Company determined would not be paid.
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
During the second quarter of 2004, the Company recorded other charges of $9.1 million, which included $3.8 million of severance costs associated with the departure of the former CEO, as well as $5.3 million of costs associated with a realignment of the Company’s workforce. This workforce realignment resulted in the termination of 30 employees during the second quarter of 2004.
During the first quarter of 2004, the Company recorded other charges of $10.5 million, of which $10.4 million was associated with the realignment of the Company’s workforce and $0.1 million was associated with costs to close certain operations in South America. The workforce realignment portion of the charge is for costs for employee termination severance payments and related benefits and included 132 employees. This workforce realignment was a continuation of the action plan initiated during the fourth quarter of 2003 which resulted in the overall reduction of 262 employees.
The following table summarizes the activity related to the liability for the restructuring programs recorded as other charges (in thousands):

	Workforce	Excess	Asset
	Reduction	Facilities	Impairments
	Costs	Costs	And Other	Total
Accrued Liability at December 31, 2003	$12,816	$19,159	$—	$31,975
Charges during six months ended June 30, 2004	19,473	—	103	19,576
Non-cash charges	(496)	—	(66)	(562)
Payments	(20,840)	(2,663)	(37)	(23,540)

Accrued Liability at June 30, 2004	10,953	16,496	—	27,449
Charges during remainder of 2004	10,234	2,263	5,681	18,178
Non-cash charges	—	—	(4,185)	(4,185)
Payments	(11,919)	(1,584)	2	(13,501)

Accrued Liability at December 31, 2004	9,268	17,175	1,498	27,941
Charges during six months ended June 30, 2005	9,935	8,270	4,295	22,500
Currency translation and other adjustments	(358)	(228)	(1,030)	(1,616)
Payments	(12,194)	(968)	(4,071)	(17,233)

Accrued Liability at June 30, 2005	$6,651	$24,249	$692	$31,592

The asset impairments and other charges in the first half of 2005 includes $3.7 million related to a restructuring in the Company’s international operations, for which the Company expects the remaining $0.7 million to be paid by December 31, 2005. During the second quarter of 2005, the Company reclassified $0.9 million of accrued charges, which were originally recorded in the fourth quarter of 2004, out of the asset impairments and other category into the loss on the sale of a non-core product line. The non-core product line was sold in the second quarter of 2005 and was immaterial.
The majority of the accrued severance of $6.7 million at June 30, 2005 will be paid by December 31, 2005, while the costs related to excess facilities will be paid until 2011. The Company expects to fund these payments from existing cash.
The non-cash charges for workforce reductions during 2004 resulted from the establishment of a new measurement date for certain equity compensation arrangements upon the modification of the terms of the related agreements. The asset impairments and other charge in 2004 were primarily for the exit from certain non-core product lines and asset impairments.

The table above excludes $2.2 million of accrued excess facilities liability at June 30, 2005 related to interest accreted on the lease liabilities. The interest accretion is charged to interest (expense) income, net in the Consolidated Statement of Operations.
Note 10 – Investments
The Company recorded non-cash charges of $5.1 million and $0.3 million during the first and second quarters of 2005, respectively, related to writedowns of its investment in SI II. The Company recorded the writedown in the first quarter of 2005 to estimated net realizable value after receiving preliminary indications of interest to acquire the investment for less than the recorded value. The Company took an additional writedown in the second quarter of 2005 based on a preliminary sale agreement for which the proceeds were less than the recorded value. The losses are recorded in (Loss) gain from investments, net in the Consolidated Statements of Operations. The Company signed an agreement for the sale of its investment in SI II on August 2, 2005.
Note 11 – Debt
On June 29, 2005, the Company entered into an Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement provides for a five year $200.0 million term loan and a $125.0 million revolving credit facility which may be increased, at Gartner’s option, up to $175.0 million.
The term loan will be repaid in 19 quarterly installments, with the final payment due on June 29, 2010. The revolving credit facility may be used for loans, and up to $10 million may be used for letters of credit. The revolving loans may be borrowed, repaid and reborrowed until June 29, 2010, at which time all amounts borrowed must be repaid. The loans bear interest, at the Company’s option, at a rate equal to the greatest of the Administrative Agent’s prime rate, the Administrative Agent’s rate for three-month certificates of deposit (adjusted for statutory reserves) and the average rate on overnight federal funds plus 1/2 of 1% plus a spread equal to between 0.00% and 0.75% depending on the Company’s leverage ratio as of the fiscal quarter most recently ended, or at the Eurodollar rate (adjusted for statutory reserves) plus a spread equal to between 1.00% and 1.75%, depending on the Company’s leverage ratio as of the fiscal quarter most recently ended.
The Amended and Restated Credit Agreement contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum annualized contract value ratio and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures and make investments. Gartner’s obligations under the credit facility are guaranteed by Gartner’s U.S. subsidiaries.
The Amended and Restated Credit Agreement contains events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of Gartner’s obligations under the credit facility and an obligation of any or all of the guarantors to pay the full amount of Gartner’s obligations under the credit facility.
The Amended and Restated Credit Agreement replaces the prior credit facility, as amended on March 5, 2005, and changes certain terms, including, among other things, modifying the definition of Consolidated

EBITDA to allow Gartner to add back the amounts of certain charges related to its acquisition and integration of META to the calculation of Consolidated EBITDA.
In connection with the purchase of META, on April 1, 2005, the Company borrowed $67.0 million under the revolving credit facility, and then borrowed an additional $10.0 million under the revolver in early May 2005 which was used to make the scheduled quarterly payment on the term A loan facility. The weighted-average interest rate on the revolving credit facility was approximately 4.0% in the first quarter of 2005 and 4.59% in the second quarter of 2005.
On June 30, 2005, there was $200.0 million outstanding on the term loan and $50.0 million outstanding on the revolving credit facility. On June 29, 2005, the Company repaid approximately $247.0 million outstanding under its existing Credit Agreement and received $250.0 million in cash under the Amended and Restated Credit Agreement consisting of a $200.0 million term loan and a $50.0 million draw on the revolving credit facility. In connection with the refinancing, in the second quarter of 2005 the Company expensed $0.5 million of deferred debt issue costs. The Company had approximately $66.1 million of remaining capacity under the credit facility as of June 30, 2005.
Note 12 – Equity and Stock Programs
Stock Combination
At the Company’s Annual Meeting on June 29, 2005, Gartner’s stockholders approved the combination of the Company’s Class A Common Stock and Class B Common Stock into a single class of common stock and the elimination of the classification of Gartner’s Board of Directors. Each share of outstanding Class A Common Stock and Class B Common Stock was reclassified into a share of a single class of common stock. The combination had no impact on the total issued and outstanding shares of common stock and did not increase the total number of authorized shares of common stock. A Restated Certificate of Incorporation was filed with the Delaware Secretary of State on July 6, 2005 to effectuate these changes. The new common stock retains the Class A Common Stock’s ticker symbol on the New York Stock Exchange (IT) and the Class B Common Stock was delisted from the New York Stock Exchange after the effective date.
Long Term Incentive Plan
At the Company’s Annual Meeting on June 29, 2005, Gartner’s stockholders approved certain amendments to Gartner’s 2003 Long Term Incentive Plan (“the Plan”), including an increase in the number of shares available under the Plan by an additional 11 million shares, the addition of restricted stock units as an award available for grant under the Plan, and the extension of the term of the Plan until April 19, 2015, unless sooner terminated by the Company’s Board of Directors.
Stock Option Buyback
In April 2005, the Company’s Board of Directors approved amendments to certain of its option plans to permit an offer to buy back certain vested and outstanding stock options for cash. These amendments were approved by the Company’s stockholders at the annual meeting on June 29, 2005. The Company is considering launching an offer in the third quarter of 2005. The offer would be made to all current and former employees, except current executive officers and directors, who are holders of certain vested and outstanding options. Options that would be eligible are those that have an exercise price per share that is at least twenty percent above the average closing price of the Company’s common stock during the fourteen trading days prior to the commencement of the offer. Option holders would be offered the opportunity to elect to cancel eligible options in exchange for a payment equal to the value of the outstanding options, as calculated based on the Black-Scholes valuation model.
The accounting for the offer would be governed by APB 25. Under APB 25, the cash consideration paid for redeemed stock options is treated as compensation expense, which is a charge to earnings. Assuming 100% participation, the estimated charge would be between $6.0 and $8.0 million, pretax. Additionally, those outstanding options which the Company offered to redeem and which were not tendered would be subject to variable accounting treatment from the day of the offer onward, requiring the Company to take a potential charge each quarter to the extent the in-the-money value of those options increased as measured on the last day of the quarter. Additionally, to the extent the Company issues new option grants to those employees whose options it redeemed within six months from the closing of the offer, those option grants would also be subject to variable accounting. Any variable accounting treatment triggered by the proposed offer would cease upon adoption of SFAS 123R, expected January 1, 2006.
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
Stock Repurchase Program
In July 2001, the Company’s Board of Directors approved the repurchase of up to $75.0 million of Class A and Class B Common Stock. The Board of Directors subsequently increased the authorized stock repurchase program to a total authorization for repurchase of $200.0 million. During the first quarter of 2004, the Company repurchased 292,925 shares of its Class A Common Stock and 57,900 shares of its Class B Common Stock at an aggregate cost of $4.0 million. In connection with the Dutch auction tender offer, the Board of Directors terminated the stock repurchase program in June 2004. On a cumulative basis the Company repurchased $133.2 million of its stock under this program.
Note 13 – Defined Benefit Pension Plan
The Company has a defined-benefit pension plan in one of its international locations. The plan is statutory in nature, covers 81 individuals, and is accounted for in accordance with the requirements of Statement of Financial Accounting Standards No. 87, — “Employers’ Accounting for Pensions” (SFAS 87). Benefits paid under the plan are based on years of service and employee compensation, and employees vest under the plan after five years of service. Benefits are paid under the plan through a reinsurance contract, which the Company maintains with a third-party insurance company. The Company pays an annual insurance premium for this coverage. In accordance with the requirements of SFAS 87, the reinsurance contract does not qualify as a plan asset since it is maintained outside of the plan.
Net periodic pension expense was $0.6 and $0.3 million for the three month periods ended June 30, 2005 and 2004, respectively. Net periodic pension expense for the six month periods ended June 30, 2005 and 2004 was $0.9 million and $0.6 million, respectively.

Note 14 – Contingencies
The Company is involved in legal proceedings and litigation arising in the ordinary course of business. The Company believes the outcome of all current proceedings, claims and litigation will not have a material effect on its financial position or results of operations when resolved in a future period.
The Company has various agreements in which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of June 30, 2005, the Company is not aware of any indemnification agreements that would require material payments.

ITEM 2. MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION
On April 1, 2005, we completed the purchase of META in an all-cash transaction for $10.00 per share, for a total purchase price of approximately $168.3 million, excluding transaction costs. To fund the purchase we borrowed $67.0 million under our revolving credit facility and used existing cash (See Note 2 — Acquisition of META Group, Inc. in the Notes to the Consolidated Financial Statements). Accordingly, the discussions of operating results and business measurements included herein include the impact of the META acquisition beginning April 1, 2005.
We continue to focus on growing revenue in our core Research business. Revenue in our Research business was up 13% in the second quarter of 2005, to $134.9 million, from $119.0 million in the second quarter of 2004. At June 30, 2005, contract value was $564.8 million, which is up substantially from the $488.7 million at June 30, 2004, a $76.1 million, or 15.6% increase. At June 30, 2005, our research client retention rate remained strong, at 80%, the same rate as of December 31, 2004, but up from the 78% at June 30, 2004. Wallet retention was down slightly compared to the prior year, to 92% at June 30, 3005 from 93% at June 30, 2004.
Revenue from our Consulting segment was up by 17% in the second quarter of 2005 compared to the prior year, to $79.1 million from $67.6 million. Consulting backlog at June 30, 2005 was up 11.6% from December 31, 2004, and is also up substantially from the prior year, to $124.8 million at June 30, 2005, from $97.7 million at June 30, 2004, a 27.7% increase. During the second quarter of 2005, our consultant utilization rate increased to 64% as compared to 63% during the first quarter of 2005, but was down from 66% during the second quarter of 2004. The average hourly billing rate for the second quarter of 2005 remained strong at over $300 per hour.
Our Events business continues to deliver strong results. Our continuing emphasis on managing the Events portfolio to retain our long-time successful events and introduce promising new events has resulted in improved performance, as the gross contribution margin for the second quarter of 2005 increased 2 percentage points, to 47% from 45% for the second quarter of 2004. Overall revenues recognized during the second quarter of 2005 were approximately $19.7 million higher than the prior year quarter, which was primarily due to a planned shift of events in the Event’s calendar, as the Company held 34 events in the second quarter of 2005 compared to 20 in the same period in 2004. We have scheduled over 64 events in 2005 as compared to the 56 we held in 2004.
For the second quarter of 2005 we had a net loss of $0.8 million, or $(0.01) per basic and diluted share. The second quarter 2005 loss included pre-tax charges of $8.2 million, primarily related to a reduction in facilities, and $8.2 million of charges related to our integration of META. In addition, the net loss includes approximately $3.3 million of non-cash amortization expense related to the $25.6 million of intangible assets we recorded on the META acquisition. Subsequent to the announcement of our second quarter and first six months of fiscal 2005 results on July 28, 2005, we obtained additional information that required us to reduce our previously announced net loss by approximately $248,000 as a result of an adjustment to our tax provision, that is reflected in the consolidated financial statements included in this report. The adjustment had no impact on our previously reported loss per share for the quarter or six months ended June 30, 2005.
In February 2005, our Board of Directors approved the elimination of our classified Board structure. Additionally, the Board of Directors approved the combination of our Class A and Class B Common Stock. Both of these items were approved by our stockholders at our annual meeting of stockholders on June 29, 2005.
On June 29, 2005, we refinanced our existing debt by entering into an Amended and Restated Credit Agreement that provides for a five year $200.0 million term loan and a $125.0 million revolving credit facility which may be increased, at our option, up to $175.0 million. In conjunction with the refinancing, we repaid approximately $247.0 million outstanding under our existing Credit Agreement and received $250.0 million in cash under the Amended and Restated Credit Agreement consisting of a $200.0 million term loan and a $50.0 million draw on the revolving credit facility.

We ended the second quarter of 2005 with $120.0 million of stockholders’ equity. Excluding the impact of foreign currency, our cash decreased by $85.6 million, to $70.4 million at June 30, 2005 from $160.1 million at December 31, 2004.
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
Revenue recognition – We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, and SAB No. 104, Revenue Recognition. Revenue by significant source is accounted for as follows:
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
The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that have a 30-day cancellation clause, but have not produced material cancellations to date. It is our policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue, since the contract represents a legally enforceable claim. For those government contracts that permit termination, the Company bills the client the full amount billable under the contract but only records a receivable equal to the earned portion of the contract. In addition, the Company only records deferred revenue on these government contracts when cash is received. Deferred revenues attributable to government contracts were $39.7 million and $40.9 million at June 30, 2005 and December 31, 2004, respectively. In addition, at June 30, 2005 and December 31, 2004, the Company had not recognized uncollected receivables or deferred revenues, relating to government contracts that permit termination, of $4.9 million and $4.2 million, respectively.
The preliminary purchase price allocation of the META acquisition includes an estimate of the fair value of the cost to fulfill the deferred revenue obligation assumed from META. The estimated fair value of the deferred revenue obligation was determined by estimating the costs to provide the services plus a normal profit margin, but did not include any costs associated with selling efforts. As a result, in allocating the purchase price, we recorded an adjustment to reduce the carrying value of META’s March 31, 2005 deferred revenue by approximately $10 million. Consequently, revenues related to existing META contracts in the amount of approximately $5 million that would have been recorded by META had it been an independent entity were not recognized in the second quarter of 2005. Our revenues over the next three quarters will be reduced by the remaining $5 million deferred revenue reduction. As former META customers renew their contracts, we will recognize the full value of revenue from those new contracts over the respective contract periods.
Uncollectible fees receivable — Provisions for bad debts are recognized as incurred. The measurement of likely and probable losses and the allowance for uncollectible fees receivable is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires material estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of fees receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients’ liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due, and the effectiveness of our collection efforts. Total trade receivables at June 30, 2005 were $242.9 million, offset by an allowance for losses of approximately $6.0 million. Total trade receivables at December 31, 2004 were $266.1 million, offset by an allowance for losses of approximately $8.5 million.
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

Contingencies and other loss reserves and accruals — We record accruals for severance costs, lease costs associated with excess facilities, contract terminations and asset impairments as a result of acquisitions and actions we undertake to streamline our organization, reposition certain businesses and reduce ongoing costs. Estimates of costs to be incurred to complete these actions, such as future lease payments, sublease income, the fair value of assets, and severance and related benefits, are based on assumptions at the time the actions are initiated. To the extent actual costs differ from those estimates, accruals may need to be adjusted. In addition, these actions may be revised due to changes in business conditions that we did not foresee at the time such plans were approved. Additionally, we record accruals for estimated incentive compensation costs during each year. Amounts accrued at the end of each reporting period are based on our estimates and may require adjustment as the ultimate amount paid associated with these incentives are sometimes not known until after year-end.
Results of Operations
Overall Results
Total revenues increased 21% in the second quarter of 2005 to $274.6 million compared to $227.9 million for the second quarter of 2004, and increased $38.0 million, or 9%, when comparing the first six months of 2005 to the first six months of 2004, to $474.4 million from $436.5 million. Of the $38.0 million increase in revenue for the first six months of 2005, approximately $14.4 was attributed to the acquisition of META, for which we began to record revenues on April 1, the acquisition date. In addition to the META acquisition, revenues for the second quarter of 2005 benefited from the timing of events as many events held in the first quarter of 2004 were held in the second quarter in 2005. Excluding the effects of foreign currency translation, revenues for the second quarter and year-to-date 2005 would have increased 19% and 7%, respectively. Please refer to the section of this MD&A entitled “Segment Results” for a further discussion of revenues by segment.
Cost of services and product development increased $26.1 million, or 23%, to $140.5 million in the second quarter of 2005 from $114.4 million in the second quarter of 2004 and increased 12% when comparing the first six months of 2005 with the first six months of 2004. Cost of services and product development increased by approximately 1% during the second quarter and first six months of 2005 due to the effects of foreign currency translation. The increase in cost of services and product development on a year-to-date basis resulted primarily from higher labor expenses across all of our lines of business due to increased compensation and an increase of 164 people related to the META purchase. The increase in cost of services and product development during the second quarter was caused primarily by the timing of events, as we held 34 events in the second quarter of 2005 compared to 20 in the same period in 2004, higher compensation costs, and the increased headcount related to META. Cost of services and product development for the first six months of 2005 benefited by the reversal of $2.1 million of prior years’ incentive compensation program accruals. Additionally, cost of services and product development during 2004 benefited by the reversal, $1.7 million during the second quarter and $3.5 million during the first six months, of prior year’s incentive compensation program accruals. As a percentage of sales, cost of services and product development was 51% for the second quarter of 2005 and 50% for the second quarter of 2004. For the first six months of 2005 and 2004, cost of services and product development as a percentage of sales was 50% and 48%, respectively.
Selling, general and administrative expenses increased $21.1 million, or 26%, to $102.7 million in the second quarter of 2005 from $81.6 million in the second quarter of 2004. SG&A expenses increased 15% to $194.3 million from $169.2 million when comparing the first six months of 2005 to the first six months of 2004. SG&A expenses increased by approximately 1% during the second quarter and first six months of 2005 due to the effects of foreign currency translation. The $25.1 million increase in SG&A expenses on a year-to-date basis resulted primarily from increased compensation costs and an increase of 158 people related to the META purchase, higher sales commissions and external consulting expenses. During the first six months of 2005, SG&A expenses benefited by the reversal of $0.8 million of prior year’s incentive compensation program accruals. The $21.1 million increase in SG&A expenses on a quarterly basis resulted primarily from increased compensation costs and the higher headcount due to META, higher sales commissions and insurance costs, the timing of events, and the foreign currency impact. During the first quarter and first six months of 2004, SG&A expenses benefited by the reversal of $2.6 million and $3.3 million, respectively, of prior year’s incentive compensation program accruals.
Depreciation expense for the second quarter of 2005 decreased 6% to $6.4 million, compared to $6.8 million for the second quarter of 2004 and decreased 15% when comparing the first six months of 2005 to the first six months of 2004. The reduction is due to a decline in capital spending. The Company recorded $1.3 million in fixed assets related to the purchase of META, for which approximately $0.3 million of depreciation expense was recorded in the second quarter of 2005.
Amortization of intangibles of $3.3 million for the second quarter of 2005 increased from $0.2 million for the second quarter of 2004 due to the amortization of intangible assets from the acquisition of META. Amortization of intangibles during the first six months of 2005 as compared to the same period in 2004 increased from $0.4 million to $3.4 million, also due to the acquisition of META.
Goodwill impairments of $0.7 million in the first six months of 2004 were due to the closing of operations in South America.
Meta integration charges were $8.2 million and $11.6 million for the second quarter and first six months of 2005, respectively. These expenses relate primarily to severance, and for consulting, accounting, and tax services.
Other charges were $8.2 million in the second quarter of 2005. Included in the second quarter charge was $8.5 million of costs related to the reduction of office space in San Jose, California, by consolidating employees from two buildings into one. The Company also recorded a charge of $0.6 million associated with certain stock combination expenses, which was offset by a reversal of $0.9 million of accrued severance and other charges that the Company determined would not be paid.
During the first quarter of 2005, the Company recorded other charges of $14.3 million. Included in the charges was $10.6 million for costs associated with employee termination severance payments and related benefits. The workforce reduction is a continuation of the plan announced in the fourth quarter of 2004 and has resulted in the termination of 123 employees during the three months ended March 31, 2005. In addition, the Company also recorded other charges of approximately $3.7 million, primarily related to a restructuring of the Company’s international operations.
During the second quarter of 2004, the Company incurred $9.1 million of charges which includes severance costs associated with our former CEO, as well as costs associated with the termination of 8 additional employees in conjunction with our continued workforce realignment. During the first quarter of 2004, other charges of $10.5 million were primarily associated with a realignment of our workforce. This workforce realignment was a continuation of the action plan initiated during the fourth quarter of 2003 and has resulted in the termination of 132 employees, bringing the total terminations to 262 employees associated with the action plan announced in December 2003.
(Loss) gain from investments, net included losses of $5.1 million and $0.3 million in the first and second quarters of 2005, respectively, due to writedowns of the Company’s investment in SI II. The Company recorded the writedown in the first quarter of 2005 to estimated net realizable value after receiving preliminary indications of interest to acquire the investment for less than the recorded value. The Company took an additional writedown in the second quarter of 2005 based on a preliminary sale agreement for its investment in SI II for which the proceeds were less than the recorded value. The Company signed this sale agreement on August 2, 2005.
Interest (expense) income, net was $3.3 million of expense during the second quarter of 2005 and $4.7 million of expense during the first six months of 2005 as compared to income of $0.4 million and $0.6 million, respectively, in 2004. The increase in interest expense was due to the credit agreement signed in the third quarter of 2004 and related borrowings. Also, during the fourth quarter of 2003 we converted our outstanding debt into equity, which substantially reduced interest expense in the first and second quarters of 2004.
Other expense, net for the second quarter and first six months of 2005 consists primarily of net foreign currency exchange gains and losses. In the first quarter of 2004, we recorded a non-cash write-off of $2.9 million of accumulated foreign currency translation adjustments associated with certain of our operations in South America that were closed. As a result of the decision to close the operations, we were required to reclassify these currency adjustments that have been accumulated within equity, in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation,” to earnings. Other expense, net for the second quarter of 2004 consists primarily of net foreign currency exchange gains and losses.
Provision (benefit) for income taxes for the second quarter of 2005 and 2004 was 63.2% and 30.4%, respectively, of income before income taxes. For the first six months of 2005 and 2004, the respective provision (benefit) for income taxes was (13.9)% and 40.1%, respectively, of income before income taxes. Excluding certain one-time charges, the provision for income taxes for year to date and quarter to date June 2005 and June 2004 was 33% of pre-tax book income. In 2005, the most significant of these charges include expenses related to the acquisition and integration of META which are not deductible for tax purposes, and impairments/losses on capital assets for which the Company receives no tax benefit. In 2004, the most significant of these charges include nondeductible goodwill impairment, the non-deductible write-off of accumulated foreign currency translation adjustments associated with certain South American operations, and certain severance charges.
In the fourth quarter of 2004, we took a $5.0 million deferred tax charge in anticipation of repatriating approximately $52.0 million in earnings from our non-US subsidiaries in 2005. The repatriation was expected to qualify for a one-time reduced tax rate pursuant to the American Jobs Creation Act (AJCA). In March 2005, pursuant to a Domestic Reinvestment Plan (DRIP) approved by our Chief Executive Officer, we repatriated $52.0 million of earnings from our non-US subsidiaries. The Board of Directors approved the DRIP at its July 27 meeting.
In the second quarter of 2005, we took into account additional guidance issued by the Treasury Department to companies electing to repatriate earnings under the AJCA. As a result of favorable provisions in this guidance, we realized a tax benefit of $3.6 million in the current period which reduced the charge on repatriated earnings to $1.4 million. Also as a consequence of the application of this new guidance, we re-evaluated our ability to use foreign tax credits in the future. Based on that evaluation, we took a charge of $2.5 million to record additional valuation allowance for foreign tax credits that more likely than not will expire unused.
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
Research
Revenue in our Research business was up 13% in the second quarter of 2005, to $134.9 million, from $119.0 million in the second quarter of 2004. Excluding the impact of foreign currency, revenue for the quarter was up approximately 12%, due to the acquisition of META and organic growth. For the six months ended June 30, 2005, Research revenues increased $18.9 million, or 8%, to $260.1 million compared to $241.2 million for the same period of 2004. Excluding the impact of foreign currency, revenue for the year-to-date period was up approximately 6%, mainly due to the acquisition of META and growth in our Executive Programs. At June 30, 2005, our research client retention rate remained strong, at

80%, the same rate as of December 31, 2004, but up from the 78% at June 30, 2004. Wallet retention was down slightly compared to the prior year, to 92% at June 30, 3005 from 93% at June 30, 2004. Our Executive Program membership was 3,297 at June 30, 2005 compared to 2,122 at June 30, 2004, a 55% increase.
Research gross contribution of $81.0 million for the second quarter of 2005 increased 11% from $73.0 million for the second quarter of 2004, while gross contribution margin for the second quarter of 2005 decreased to 60% from 61% in the prior year period. For the six months ended June 30, 2005, gross contribution increased to $158.0 million, or a 61% contribution margin, from $152.0 million, or a 63% contribution margin, in the comparable prior year period. The decrease in gross contribution margin during 2005 was due primarily to an increase in compensation costs, higher labor costs as a result of increased headcount due to the META acquisition, and a shift in the mix of our research products to lower margin Executive Programs.
At June 30, 2005, contract value was $564.8 million, which is up substantially from the $488.7 million at June 30, 2004, a $76.1 million, or 15.6% increase. Of the $76.1 million increase in contract value, approximately $52.0 million is attributable to the META acquisition, while the impact of foreign currency added approximately $4.0 million to the contract value increase.
Consulting
Consulting revenues increased 17% to $79.1 million for the second quarter of 2005 and increased 8% to $143.1 million for the first six months of 2005, as compared to the same periods of 2004. Consulting revenues have increased over the prior year periods in spite of our exit from certain less profitable consulting practices and geographies in 2004. The impact of foreign currency translation added approximately $1.1 million and $2.4 million to second quarter and six months 2005 revenue, respectively. The quarterly and year over year increase in revenues were due to both META and organic growth. Billable headcount was 524 at June 30, 2005, compared to 467 at June 30, 2004, a 12% increase.
Consulting gross contribution of $31.6 million for the second quarter of 2005 increased 27% from $24.8 million for the second quarter of 2004, while contribution margin for the second quarter of 2005 increased to 40% from 37% in the prior year quarter. Gross contribution of $54.7 million for the first six months of 2005 increased 9% from $50.1 million for the same period of 2004, while contribution margin for both year to date periods was 38%. The 3 point increase in gross contribution margin for the second quarter of 2005 compared to 2004 was primarily due to increased revenues from SAS, which has a higher margin. The billing rate remained at over $300 per hour for both the second quarter of 2005 and for the first six months of 2005.
Consulting backlog, which represents future revenues to be recognized from in-process consulting, measurement and SAS, increased $27.1 million, or 27.7%, to $124.8 million at June 30, 2005, compared to $97.7 million at June 30, 2004. Of the $27.1 million increase in backlog, approximately $9.4 million is attributable to the META acquisition.
Events
Events revenues during the second quarter of 2005 were approximately $19.7 million higher than the prior year quarter, rising to $56.9 million from $37.2 million. The higher revenue was due to increases in attendee and exhibitor revenue. We have scheduled over 64 events in 2005 as compared to the 56 we held in 2004, and as we manage our Events portfolio, we continue to replace certain less profitable events with more promising ones.

For the six months ended June 30, 2005, Events revenues increased 17%, to $65.0 million compared to $55.4 million for the same period of 2004. The increase was due to an increase in the number of events, to 39 for the first six months of 2005 compared to 29 in the comparable prior year period, as well as a 6% improvement in revenues from on-going events. The average revenue per event has increased during 2005 due to the strong performance of our recurring events, as well as the addition of new events in 2005 that had higher revenues than the events that were eliminated. Revenues during the first six months of 2005 benefited from the positive effects of foreign currency translation by approximately 1%.
Gross contribution was $26.8 million, or 47% of revenues, for the second quarter of 2005, compared to $16.9 million, or 45% of revenues, for the second quarter of 2004, which represents a 59% increase. The 2 point increase in gross contribution margin was mainly due to a shift in the timing of events discussed above, as well as a higher number of attendees and price increases for exhibitors.
Gross contribution of $30.0 million, or 46% of revenues, for the first six months of 2005 increased from $24.0 million, or 43% of revenues for the first six months of 2004, a 25% increase. The 3 point increase in gross contribution margin was primarily due to increased volume and price increases for exhibitors. Attendance at events was 16,099 for the six month period ended June 30, 2005, compared to 13,172 in the comparable prior year period, a 22% increase.
Liquidity and Capital Resources
Cash provided by operating activities totaled $14.0 million for the six months ended June 30, 2005 compared to $41.3 million for the six months ended June 30, 2004, a $27.3 million decline. The net decrease in cash flow from operating activities was due primarily to lower net income, the payment of approximately $16.0 million of META integration charges, an increase in employee compensation and a shift in the mix of our products in the Research segment from higher margin core research to lower margin Executive Programs.
Cash used in investing activities increased to $167.1 million during the first six months of 2005 as compared to $9.2 million during the first six months of 2004. The increase was primarily due to the acquisition of META, which was completed on April 1, 2005. The Company’s net cash investment in META was approximately $159.8 million through June 30, 2005, which includes $174.9 million of cash paid, including transaction costs, less the $15.1 million of cash acquired from META. Capital expenditures for the first six months of 2005 decreased $1.9 million from the same period in 2004.
Cash provided by financing activities totaled $67.6 million for the six months ended June 30, 2005, compared to $31.7 million for the six months ended June 30, 2004, primarily driven by the borrowing of additional debt. We borrowed $250.0 million on June 29, 2005 related to the refinancing, $67.0 million in April under the revolver related to the META acquisition, and $10.0 million under the revolver which was used to make the second quarter 2005 quarterly payment on the Term A loan. We repaid $267.9 million in debt during the first six months of 2005, which included $247.0 million on June 29, 2005 related to the refinancing, $20.0 million in quarterly debt payments, and $0.9 million related to a note payable we acquired in the META acquisition. We also paid $1.1 million in debt issues costs during the second quarter of 2005 related to the refinancing of our debt. We received proceeds from the exercise of stock options under stock plans of $9.5 million during the first half of 2005 as compared to $37.9 million during the same period in the prior year as a result of our higher stock price during the first half of 2004 as compared to 2005, which resulted in more stock option exercises by employees in 2004.

Planned Stock Option Buyback.
In April 2005, the Company’s Board of Directors approved amendments to certain of its option plans to permit an offer to buy back certain vested and outstanding stock options for cash. These amendments were approved by our stockholders at our annual meeting held on June 29, 2005. The offer would be made to holders of certain vested and outstanding options. We estimate that we will pay out cash for redeemed stock options in an amount ranging between $6.0 million and $8.0 million, assuming 100% participation. We are currently considering launching the offer in the third quarter of 2005.
Obligations and Commitments
On June 29, 2005, we refinanced our existing debt by entering into an Amended and Restated Credit Agreement that provides for a five-year $200.0 million term loan and a $125.0 million revolving credit facility which may be increased, at Gartner’s option, up to $175.0 million. In conjunction with the refinancing, the Company repaid approximately $247.0 million outstanding under its existing Credit Agreement and received $250.0 million in cash under the Amended and Restated Credit Agreement consisting of a $200.0 million term loan and a $50.0 million draw on the revolving credit facility. At June 30, 2005, we had approximately $66.1 million of remaining capacity under the credit facility. On August 1, 2005, we borrowed an additional $10.0 million under the revolving credit facility.
On June 30, 2005, there was $200.0 million outstanding on the term loan and $50.0 million outstanding on the revolving credit facility. The interest rate as of July 1, 2005 was 4.84%.
We believe that our existing cash balances, together with cash from our operating activities and the additional borrowing capacity under our amended five-year credit facility, will be sufficient for our expected short-term and foreseeable long-term needs. We continue to evaluate our capital structure based on our current and long-term liquidity needs, and we continue to evaluate the option of establishing long-term debt as a permanent part of our capital structure. However, there can be no assurances that such capital will be available to us or will be available on commercially reasonable terms.
The following table represents our contractual cash commitments at June 30, 2005 (in millions), including contractual commitments related to the META acquisition. The table excludes interest payments related to our credit facility:

		Less			More
		Than	1 - 3	4 - 5	Than
	Total	1 Year	Years	Years	5 Years

Credit facility	$250.0	$60.0	$60.0	$130.0	$—
Operating leases	214.9	32.7	74.4	41.6	66.2
Severance associated with workforce reductions	12.7	12.1	0.6	—	—
Contract terminations and other	4.2	4.2	—	—	—
Miscellaneous service agreements	0.9	0.9	—	—	—

Totals	$482.7	$109.9	$135.0	$171.6	$66.2

(1)	The $60.0 million due in less than one year includes $50.0 million drawn on our revolving credit facility. Although the terms of the credit facility do not require repayment until 2010, it is currently our intent to repay this amount within one year.
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
Stock Repurchase Program
In July 2001, our Board of Directors approved the repurchase of up to $75.0 million of our Class A and Class B Common Stock. The Board of Directors subsequently increased the authorized stock repurchase program to a total authorization for repurchase of $200.0 million. During the first quarter of 2004, we repurchased 292,925 shares of our Class A Common Stock and 57,900 shares of our Class B Common Stock at an aggregate cost of $4.0 million. In connection with the Dutch auction tender offer, the Board of Directors terminated the stock repurchase program in June 2004. On a cumulative basis, we have repurchased $133.2 million of our stock under this program.
Off-Balance Sheet Arrangements
Through June 30, 2005, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.
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
We Depend on Renewals of Subscription Base Services and Our Failure to Renew at Historical Rates Could Lead to a Decrease in Our Revenues. Some of our success depends on renewals of our subscription-based research products and services, which constituted 49% of our revenues for the second quarter of 2005 and 52% for the second quarter of 2004. These research subscription agreements have terms that generally range from twelve to thirty months. Our ability to maintain contract renewals is subject to numerous factors, including the following:
•	delivering high-quality and timely analysis and advice to our clients;

•	understanding and anticipating market trends and the changing needs of our clients; and

•	delivering products and services of the quality and timeliness necessary to withstand competition.
Additionally, as we implement our strategy to realign our business to client needs, we may shift the type and pricing of our products which may impact client renewal rates. While research client retention rates were 80% at June 30, 2005 and 78% at June 30, 2004, there can be no guarantee that we will continue to maintain this rate of client renewals. Any material decline in renewal rates could have an adverse impact on our revenues and our financial condition.
We Depend on Non-Recurring Consulting Engagements and Our Failure to Secure New Engagements Could Lead to a Decrease in Our Revenues. Consulting segment revenues constituted 29% of our revenues for the second quarter of 2005 and 30% for the second quarter of 2004. These consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including the following:
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
Our International Operations Expose Us to a Variety of Risks Which Could Negatively Impact Our Future Revenue and Growth. Approximately 37% of our revenues for the second quarter of 2005 were derived from sales outside of North America. As a result, our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of exchange rate fluctuations and tariffs and other trade barriers, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, different or overlapping tax structures, higher levels of United States taxation on foreign income, and the difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights in international jurisdictions. We rely on local distributors or sales agents in some international locations. If any of these arrangements are terminated by our agent or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients of the local distributor or sales agent may not want to continue to do business with us or our new agent.
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
The Costs of Servicing Our Outstanding Debt Could Impair Our Future Operating Results. We have a $200.0 million senior credit facility as well as a $125.0 million revolving credit facility. The affirmative, negative and financial covenants of the credit facility could limit our future financial flexibility. The associated debt service costs of these facilities could impair our future operating results. The outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital.
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

Interests of Certain of Our Significant Stockholders May Conflict With Yours. Silver Lake Partners, L.P. (“SLP”) and its affiliates own approximately 33.4% of our common stock as of July 31, 2005. SLP is restricted from purchasing additional stock without our consent pursuant to the terms of a Securityholders’ Agreement. This Securityholders’ Agreement also provides that we cannot take certain actions, including acquisitions and sales of stock and/or assets without SLP’s consent. Additionally, ValueAct Partners and its affiliates own approximately 15.2% of our common stock as of July 31, 2005. While neither SLP nor ValueAct holds a majority of our outstanding shares, they may be able, either individually or together, to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. Their interests may differ from the interests of other stockholders.
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
We May Have to Take Substantial Non-Cash Compensation Charges in Future Periods. On October 15, 2004, we announced that Eugene A. Hall received an inducement grant of 500,000 shares of restricted stock with a market value on the date of grant of $12.05 per share. As long as Mr. Hall remains an employee, the restriction on the 500,000 shares of restricted stock will lapse upon the earlier of (a) our 60 day average stock price meeting certain targets, or (b) a change in control. The price targets are $20 for the first 300,000 shares, $25 for the next 100,000 shares and $30 for the remaining 100,000 shares. If our 60 day average stock price exceeds the stipulated per share target during the 60 day measurement period, we will be required to record a non-cash compensation charge equal to the closing price of our stock on the date the target is met times the number of shares associated with the applicable target. For example, if our average 60 day stock price is $22 per share and the stock closes at $22.50 per share, the first lapse shall result in us recording a $6.75 million non-cash compensation charge (i.e., 300,000 shares at $22.50 per share).
RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes,” which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. The statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material impact on our financial position, results of operations, or cash flows.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
At June 30, 2005 we have exposure to market risk for changes in interest rates since we had $250.0 million drawn on our credit facility. The loans bear interest, at the Company’s option, at a rate equal to the greatest of the Administrative Agent’s prime rate, the Administrative Agent’s rate for three-month certificates of deposit (adjusted for statutory reserves) and the average rate on overnight federal funds plus 1/2 of 1% plus a spread equal to between 0.00% and 0.75% depending on the Company’s leverage ratio as of the fiscal quarter most recently ended, or at the Eurodollar rate (adjusted for statutory reserves) plus a spread equal to between 1.00% and 1.75%, depending on the Company’s leverage ratio as of the fiscal quarter most recently ended. The applicable interest rate as of July 1, 2005 was 4.84%. We believe that an increase or decrease of 10% in the effective interest rate on available borrowings from our credit facility would not have a material effect on our future results of operations. Each 25 basis point increase or decrease in interest rates would have an approximate $0.8 million annual pre-tax effect under the revolving credit facility when fully utilized.
Investment Risk
We are exposed to market risk as it relates to changes in the market value of our equity investments. We invest in equity securities of public and private companies directly and through SI II, of which we own 22% at June 30, 2005. SI II is engaged in making venture capital investments in early to mid-stage IT-based or Internet-enabled companies. In the fourth quarter of 2004 we made the decision to sell our interest in SI II, and we signed a sale agreement on August 2, 2005. We had impairment writedowns in our investment in SI II of $5.4 million for the first six months of 2005 (see Note 10 — Investments in the Notes to the Consolidated Financial Statements).
As of June 30, 2005, we had remaining investments in equity securities of approximately $2.6 million. These investments are inherently risky as the businesses are typically in early development stages and may never develop. Further, certain of these investments are in publicly traded companies whose shares are subject to significant market price volatility. Adverse changes in market conditions and poor operating results of the underlying investments may result in us incurring additional losses or an inability to recover the original carrying value of our investments. If there were a 100% adverse change in the value of our equity portfolio as of June 30, 2005, this would result in a non-cash impairment charge of approximately $2.6 million.

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
The following table presents information about our foreign currency forward contracts outstanding as of June 30, 2005, expressed in U.S. dollar equivalents:

			Forward
Currency		Contract	Exchange	Unrealized	Expiration
Purchased	Currency Sold	Amount	Rate	Gain (Loss)	Date
USD	Euros	$2,914,000	.8285	$(13,800)	July 22, 2005
GBP	Euros	3,654,000	1.506	(9,700)	July 22, 2005
CHF	Euros	1,658,000	.6504	(4,400)	July 22, 2005
SEK	Euros	1,283,000	.1068	(3,500)	July 22, 2005
DKK	Euros	2,728,000	.1343	(1,400)	July 22, 2005
EUR	AUD	2,903,000	.1569	(19,000)	July 22, 2005
EUR	SGD	609,000	2.023	1,000	July 22, 2005

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

Management conducted an evaluation, as of June 30, 2005, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Act.
In addition, there have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2005 Annual Meeting of Shareholders of Gartner, Inc. was held on June 29, 2005.
A total of 84,060,407 of the Company’s Class A shares and 21,009,342 Class B shares were present or represented by proxy at the meeting. This represented 93.8% and 92.9% of the Company’s Class A and Class B shares outstanding, respectively. The following matters were voted on and approved:
1. The individual named below was elected to a three-year term as a Class III Common A Director:

Name	Votes Received	Votes Withheld
William O. Grabe	81,394,134	2,666,273
2. The individuals named below were elected to a three-year term as a Class III Common B Director:

Name	Votes Received	Votes Withheld
Eugene A. Hall	20,454,563	554,779
Max D. Hopper	20,282,194,	727,148
James C. Smith	20,477,233	532,109
3. Amend & Restate our Restated Certificate of Corporation:

Class Voting	For	Against	Abstain
Class A	76,943,347	136,205	34,967
Class B	15,986,327	52,973	6,611
A&B Combined	92,929,674	189,178	41,578
4. Eliminate our Classified Board Structure: 104,660,610 for, 356,303 against and 49,316 abstain.
5. Amend and Restate our 2003 Long Term Incentive Plan: 79,853,229 for, 9,556,532 against and 3,747,147 abstain.
6. Buy Back Certain Outstanding Stock Options that are “Out of the Money”: 75,078,718 for, 17,990,694 against and 87,496 abstain.
ITEM 6. EXHIBITS
(a) Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
31.1	Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
31.2	Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.
Items 1, 2, 3 and 5 of Part II are not applicable and have been omitted.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date August 9, 2005	/s/ Christopher Lafond

Christopher Lafond
Executive Vice President
and Chief Financial Officer
(Principal Financial and
Accounting Officer)