Form 10-Q
period 2005-09-30
GARTNER INC
filed 2005-11-09
CIK 749251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from           to
Commission File Number 1-14443
Gartner, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3099750 (I.R.S. Employer Identification Number)

P.O. Box 10212 56 Top Gallant Road Stamford, CT (Address of principal executive offices)	06902-7700 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑.
The number of shares outstanding of the Registrant’s capital stock as of October 31, 2005 was 113,526,190 shares of Common Stock.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GARTNER, INC.
Condensed Consolidated Balance Sheets
(Unaudited, In thousands)

	September 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$80,459	$160,126
Fees receivable, net	238,744	257,689
Deferred commissions	28,081	32,978
Prepaid expenses and other current assets	53,638	37,052

Total current assets	400,922	487,845
Property, equipment and leasehold improvements, net	56,090	63,495
Goodwill	410,591	231,759
Intangible assets, net	19,249	138
Other assets	74,732	77,957

Total Assets	$961,584	$861,194

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$229,399	$181,502
Deferred revenues	330,095	307,696
Current portion of long-term debt	65,000	40,000

Total current liabilities	624,494	529,198
Long-term debt	185,000	150,000
Other liabilities	28,214	51,948

Total Liabilities	837,708	731,146

Stockholders’ Equity
Preferred stock	—	—
Common stock	76	75
Additional paid-in capital	494,374	485,713
Unearned compensation, net	(6,210)	(7,553)
Accumulated other comprehensive income, net	7,916	12,722
Accumulated earnings	172,842	190,089
Treasury stock, at cost	(545,122)	(550,998)

Total Stockholders’ Equity	123,876	130,048

Total Liabilities and Stockholders’ Equity	$961,584	$861,194

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Research	$131,896	$119,004	$392,018	$360,212
Consulting	72,747	60,073	215,849	192,308
Events	17,199	18,675	82,203	74,057
Other	3,469	4,136	9,634	11,835

Total revenues	225,311	201,888	699,704	638,412
Costs and expenses:
Cost of services and product development	112,104	100,196	347,899	310,058
Selling, general and administrative	94,330	85,090	288,603	254,312
Depreciation	6,214	6,589	18,716	21,370
Amortization of intangibles	3,451	203	6,849	590
Goodwill impairments	—	—	—	739
META integration charges	2,046	—	13,619	—
Other charges	5,980	4,333	28,480	23,909

Total costs and expenses	224,125	196,411	704,166	610,978

Operating income (loss)	1,186	5,477	(4,462)	27,434
Gain (loss) from investments	30	(2,184)	(5,339)	(2,145)
Interest (expense) income, net	(3,120)	(602)	(7,783)	13
Other expense, net	(169)	(189)	(2,531)	(3,625)

(Loss) income before income taxes	(2,073)	2,502	(20,115)	21,677
(Benefit) provision for income taxes	(352)	2,342	(2,868)	10,025

Net (loss) income	$(1,721)	$160	$(17,247)	$11,652

(Loss) income per common share:
Basic	$(0.02)	$0.00	$(0.15)	$0.09
Diluted	$(0.02)	$0.00	$(0.15)	$0.09

Weighted average shares outstanding:
Basic	112,542	121,767	111,915	128,044
Diluted	112,542	124,318	111,915	130,923
See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2005	2004
Operating activities:
Net (loss) income	$(17,247)	$11,652
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of intangibles	25,565	21,960
Non-cash compensation	661	1,273
Tax benefit associated with employees’ exercise of stock options	983	8,262
Deferred taxes	(5,631)	409
Loss (gain) from investments	5,339	2,145
Amortization and writeoff of debt issue costs	1,228	744
Charge for stock option buyback	5,980	—
Goodwill impairments	—	739
Non-cash charges associated with impairment of long-lived assets	—	2,943
Changes in assets and liabilities, excluding effect of acquisition and sale of investment:
Fees receivable, net	41,412	49,352
Deferred commissions	4,888	698
Prepaid expenses and other current assets	(9,246)	(6,215)
Other assets	3,572	(1,320)
Deferred revenues	(4,046)	(14,107)
Accounts payable and accrued liabilities	(25,858)	(32,261)

Cash provided by operating activities	27,600	46,274

Investing activities:
Proceeds from sale of investment	1,300	—
Additions to property, equipment and leasehold improvements	(11,252)	(19,036)
Acquisition of META (net of cash acquired)	(161,323)	—
Other investing activities, net	614	—

Cash used in investing activities	(170,661)	(19,036)

Financing activities:
Proceeds from stock issued for stock plans	14,226	56,472
Proceeds from debt issuance	327,000	200,000
Payments for debt issuance costs	(1,082)	(2,821)
Payments on debt	(267,958)	—
Purchases of stock options via tender offer, including costs	(4,532)	—
Purchases of stock via tender offer, including costs	—	(346,148)
Purchases of treasury stock	—	(6,114)

	Nine Months Ended
	September 30,
	2005	2004
Cash provided (used) by financing activities	67,654	(98,611)

Net (decrease) in cash and cash equivalents	(75,407)	(71,373)
Effects of exchange rates on cash and cash equivalents	(4,260)	(1,948)
Cash and cash equivalents, beginning of period	160,126	229,962

Cash and cash equivalents, end of period	$80,459	$156,641

Supplemental disclosures of non-cash investing and financing activities:
Acquisition of META:

Fair value of assets acquired	$269,921
Cash paid as of September 30, 2005	(176,423)

Liabilities assumed	$93,498

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 — Basis of Presentation
These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner, Inc. (”Gartner”, or the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2004. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management’s knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2005 may not be indicative of the results of operations for the remainder of 2005. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations of META Group, Inc. (“META”) are included in the consolidated financial statements beginning on April 1, 2005, the date of acquisition.
Note 2 — Acquisition of META
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

The following table represents the preliminary allocation of the purchase price to assets acquired and liabilities assumed (dollars in thousands):

Assets
Current assets:
Cash and cash equivalents	$15,144
Fees receivable, net	31,729
Prepaid expenses and other current assets	644

Total current assets	47,517
Property, equipment, and leasehold improvements, net	1,353
Goodwill	185,252
Intangible assets:
Content	14,400
Customer relationships	7,700
Databases	3,500

Total intangible assets	25,600
Other assets	10,199

Total assets	$269,921

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$55,318
Deferred revenues	37,088
Notes payable	958

Total current liabilities	93,364
Other liabilities	134

Total liabilities	$93,498

At September 30, 2005, $158.0 million, $21.2 million, and $6.0 million of goodwill was recorded in the Research, Consulting, and Events segments, respectively, as a result of the META acquisition. Of the total $185.2 million recorded in goodwill related to META at September 30, 2005, none is expected to be deductible for income tax purposes. During the third quarter of 2005, the Company reduced recorded goodwill from the META acquisition by approximately $2.2 million, to $185.2 million from $187.4 million at June 30, 2005. The reduction was primarily related to the recording of an additional $1.6 million of META deferred tax assets and a reduction in deferred revenues of $0.6 million. During the third quarter of 2005, the Company paid an additional $1.5 million of cash related to the purchase of the remaining outstanding META stock options. As of September 30, 2005, the Company may still record changes to the purchase price allocation related to deferred revenues and the recording of liabilities related to META integration activities under Emerging Issues Task Force Issue 95-3 (see the table below).
Intangible assets recorded on the META acquisition are being amortized on a straight-line basis over their estimated remaining lives. Customer relationships are amortized over five years. Content represents research that is part of the intellectual property of META and is amortized over 18 months. META databases are used to generate consulting services to specific customers and are amortized over 18 months.

The preliminary purchase price allocation includes an estimate of the fair value of the cost to fulfill the deferred revenue obligation assumed from META. The estimated fair value of the deferred revenue obligation was determined by estimating the costs to provide the services plus a normal profit margin, and did not include any costs associated with selling efforts. As a result, in allocating the purchase price, the Company recorded an adjustment to reduce the carrying value of META’s March 31, 2005 deferred revenue balance by approximately $10.0 million.
In connection with the META acquisition, the Company commenced integration activities that resulted in the recording of liabilities in purchase accounting under Emerging Issues Task Force Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Combination” (“EITF 95-3”), for involuntary terminations and lease and contract terminations. The liability for involuntary termination benefits covers 276 employees and through September 30, 2005, approximately 262 of these employees have been terminated. The Company expects to pay the majority of the remaining balance for META severance and benefits by December 31, 2005. The majority of the liabilities for contract terminations and exit costs should be paid by March 31, 2006, while the lease liabilities will be paid over their respective contract periods through 2012.
The following table summarizes the initial obligations recorded and activity through September 30, 2005 (dollars in thousands) under EITF 95-3:

	Opening
	Balance				Currency	Balance
	April 1,	Additional			Translation	September 30,
	2005	Accruals (1)	Adjustments (2)	Payments	Adjustments	2005
Lease terminations	$15,383	$—	$—	$(2,955)	$(169)	$12,259
Severance and benefits	11,251	740	(206)	(9,168)	(466)	2,151
Contract terminations	3,008	1,358	(891)	(3,165)	—	310
Costs to exit activities	1,415	—	(143)	(257)	—	1,015
Tax contingencies	—	449	—	—	—	449

	$31,057	$2,547	$(1,240)	$(15,545)	$(635)	$16,184

(1)	During the third quarter of 2005, the Company recorded an additional accrual against goodwill of approximately $0.4 million related to a contract settlement of a META equipment lease obligation.

During the second quarter of 2005, the Company recorded accruals of approximately $2.1 million against goodwill for additional severance, the termination of two META contracts, and a tax contingency. The Company recorded $0.7 million of severance related to the identification of additional benefits that will be paid to severed META employees. In addition, the Company recorded a $0.4 million accrual related to the termination of a META sales agent relationship, and a $0.5 million accrual was for the termination of an existing agreement with a former META employee. Under an existing agreement with META, the former employee was entitled to annual payments for the years 2004 through 2008, which included a percentage of certain META consulting revenues. In the second quarter of 2005, Gartner negotiated the termination of this agreement, effective as of April 1, 2005, by agreeing to engage the former employee on an independent contractor basis through December 31, 2008 and by buying out his right to receive a percentage of revenues for a lump-sum payment. The tax contingencies accrual of approximately $0.5 million reflects the Company’s best estimate of taxes due on various META obligations.

(2)	During the second and third quarters of 2005 there were various adjustments to the estimated META liabilities booked as of April 1, 2005. Among these adjustments was the reversal of a $0.7 million accrual for the termination of a sales agent relationship that the Company estimates will be settled for a lesser amount.
The following table summarizes the unaudited pro forma financial information for the acquisition and the related financing as if the transaction had been consummated on January 1, 2005 and 2004 under the purchase method of accounting (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	$225.3	$236.0	$732.9	$742.3
Net (loss) income	(1.7)	(1.5)	(21.1)	3.4
(Loss) income per common share:
Basic	$(0.02)	$(0.01)	$(0.19)	$0.03
Diluted	$(0.02)	$(0.01)	$(0.19)	$0.03
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

Note 3 — Comprehensive (Loss) Income
The components of comprehensive (loss) income for the three and nine months ended September 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net (loss) income	$(1,721)	$160	$(17,247)	$11,652
Other comprehensive (loss) income:
Foreign currency translation adjustments	328	858	(4,463)	(916)
Reclassification adjustment of foreign currency translation adjustment to net income upon closing of foreign operations	—	—	—	2,943
Net unrealized (losses) gains on investments, net of tax	(102)	3	(343)	28

Other comprehensive (loss) income	226	861	(4,806)	2,055

Comprehensive (loss) income	$(1,495)	$1,021	$(22,053)	$13,707

During the first quarter of 2004, the Company reclassified $2.9 million of accumulated translation adjustments associated with certain operations in South America into net income as a result of the Company’s decision to close those operations. The reclassification adjustment was recorded as a loss within Other expense, net.
Note 4 — Computations of (Loss) Income per Share of Common Stock
The following table sets forth the reconciliation of the basic and diluted (loss) income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net (loss) income used for calculating basic and diluted (loss) income per share	$(1,721)	$160	$(17,247)	$11,652

Denominator:
Weighted average number of common shares used in the calculation of basic (loss) income per share	112,542	121,767	111,915	128,044
Common stock equivalents associated with stock compensation plans	—	2,551	—	2,879

Shares used in the calculation of diluted (loss) income per share	112,542	124,318	111,915	130,923

Basic (loss) income per share	$(0.02)	$0.00	$(0.15)	$0.09

Diluted (loss) income per share	$(0.02)	$0.00	$(0.15)	$0.09

For the three months and nine months ended September 30, 2005, options to purchase Common Stock of the Company were not included in the computation of diluted (loss) per share because the effect would have been anti-dilutive. For the three months and nine months ended September 30, 2004, there were 13.0 million and 11.9 million options, respectively, that were not included in the computation of diluted income per share because the effect would have been anti-dilutive.

Note 5 — Accounting for Stock-Based Compensation
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
If compensation for employee options had been determined based on SFAS 123, the Company’s pro forma net (loss) income, and pro forma (loss) income per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net (loss) income as reported	$(1,721)	$160	$(17,247)	$11,652
Add: Stock-based compensation expense, net of tax, included in net (loss) income as reported	125	48	464	827
Deduct: Pro forma employee compensation cost, net of tax, related to stock options, restricted stock, and share purchase plan	(29,483)	(3,809)	(37,050)	(9,596)

Pro forma net (loss) income	$(31,079)	$(3,601)	$(53,833)	$2,883

Basic (loss) income per share:
As reported	$(0.02)	$0.00	$(0.15)	$0.09
Pro forma	$(0.28)	$(0.03)	$(0.48)	$0.02

Diluted (loss) income per share:
As reported	$(0.02)	$(0.00)	$(0.15)	$0.09
Pro forma	$(0.28)	$(0.03)	$(0.48)	$0.02
During the third quarter of 2005, the Company completed its offer to buy back certain vested and outstanding employee stock options for cash (See Note 12 — Equity and Stock Programs for additional information). As a result of the buy back, the pro forma employee compensation cost included in the table above includes approximately $26.2 million of pro forma expense in both the three months ended and nine months ended periods of 2005. The expense results from the reversal of pro forma deferred tax assets that had been established in prior periods which will not be realized for pro forma purposes because the options were tendered and cancelled. The pro forma expense had no impact on the Company’s reported tax expense, recorded deferred tax assets, or actual cash income tax payments.

The fair value of the Company’s stock plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Expected Dividend yield	0%	0%	0%	0%
Expected stock price volatility	28%	43%	31%	40%
Risk-free interest rate	4.0%	2.2%	3.7%	3.0%
Expected life in years	3.1	4.0	3.1	3.8
The weighted average fair values of the Company’s stock options granted during the three months ended September 30, 2005 and 2004 were $2.62 and $3.88, respectively. The weighted average fair values of the Company’s stock options granted during the nine months ended September 30, 2005 and 2004 were $2.73 and $4.20, respectively.
In December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123R, “Share-Based Payment” (SFAS 123R). This statement replaces SFAS 123 and APB 25 and will require the recognition of expense for share-based payments, to include the value of stock options and other equity awards granted to employees. The revised statement was originally effective for periods beginning after June 15, 2005, with early adoption permitted.
On April 21, 2005 the SEC issued a standard that amends the date of compliance with SFAS 123R (“the SEC amendment”). Under the SEC amendment, SFAS 123R must be adopted beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. Gartner is planning to adopt SFAS 123R on January 1, 2006.
We are currently assessing the impact SFAS 123R will have on our financial position, cash flows, and results of operations. Projecting the amount of future stock compensation expense is inherently difficult due to the uncertainty of a number of factors, among them the level of volatility of our common stock. Currently we disclose the pro forma impact of stock compensation as required by SFAS 123, and for the nine months ended September 30, 2005, our net income would have been reduced by approximately $11.0 million (excluding the effect of the third quarter 2005 one-time option buy back) if stock compensation expense had been included in our results of operations. Accordingly, we believe the adoption of SFAS 123R will have a materially negative impact on our results of operations.
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

	Research	Consulting	Events	Other	Consolidated
Three Months Ended September 30, 2005:
Revenues	$131,896	$72,747	$17,199	$3,469	$225,311
Gross Contribution	78,648	29,834	6,521	3,143	118,146
Corporate and other expenses					(116,960)

Operating income					$1,186

Three Months Ended September 30, 2004:
Revenues	$119,004	$60,073	$18,675	$4,136	$201,888
Gross Contribution	72,050	20,738	6,571	3,753	103,112
Corporate and other expenses					(97,635)

Operating income					$5,477

Nine Months Ended September 30, 2005:
Revenues	$392,018	$215,849	$82,203	$9,634	$699,704
Gross Contribution	236,620	84,568	36,611	8,566	366,365
Corporate and other expenses					(370,827)

Operating (loss)					$(4,462)

Nine Months Ended September 30, 2004:
Revenues	$360,212	$192,308	$74,057	$11,835	$638,412
Gross Contribution	224,082	70,816	30,537	10,523	335,958
Corporate and other expenses					(308,524)

Operating income					$27,434

Note 7 — Goodwill and Intangible Assets
During the second quarter of 2005, the Company completed the acquisition of META (See Note 2 - Acquisition of META Group, Inc.). As of September 30, 2005, the Company has recorded total goodwill of $185.2 million and other intangibles of $25.6 million as a result of the META acquisition. The recorded amounts of the goodwill may change as a result of the finalization of the purchase accounting.

The changes in the carrying amount of goodwill, by reporting segment, for the nine months ended September 30, 2005 are as follows:

	Balance	Goodwill	Currency	Balance
	December 31,	From META	Translation	September 30,
	2004	Acquisition	Adjustments	2005
Research	$131,921	$158,019	$(5,103)	$284,837
Consulting	67,150	21,231	(1,240)	87,141
Events	30,606	6,002	(77)	36,531
Other	2,082	—	—	2,082

Total goodwill	$231,759	$185,252	$(6,420)	$410,591

The following table presents the Company’s intangible assets subject to amortization (in thousands):

	Intellectual	Customer
September 30, 2005	Property	Relationships	Databases	Other	Total
Gross cost	$14,400	$7,700	$3,500	$1,906	$27,506
Accumulated amortization	(4,803)	(770)	(1,168)	(1,516)	(8,257)

Net	$9,597	$6,930	$2,332	$390	$19,249

	Intellectual	Customer
December 31, 2005	Property	Relationships	Databases	Other	Total
Gross cost	$—	$—	$—	$1,555	$1,555
Accumulated amortization	—	—	—	(1,417)	(1,417)

Net	$—	$—	$—	$138	$138

The Other category includes noncompete agreements and trademarks. Aggregate amortization expense for the three month periods ended September 30, 2005 and 2004 was $3.5 million and $0.2 million, respectively. Aggregate amortization expense for the nine month periods ended September 30, 2005 and 2004 was $6.8 million and $0.6 million, respectively.
The estimated future amortization expense by year from purchased intangibles is as follows (in thousands):

2005 (remaining three months)	$3,390
2006	10,573
2007	1,580
2008	1,580
2009	1,580
2010 and thereafter	546

$19,249

Note 8 — META Integration Charges
For the three month and nine month periods ended September 30, 2005, the Company incurred approximately $2.0 million and $13.6 million, respectively, of expenses related to the integration of META, primarily for severance, and for consulting, accounting, and tax services. In accordance with SFAS No. 141, “Business Combinations,” these merger integration services were expensed as incurred.
Note 9 — Other Charges
During the third quarter of 2005, the Company recorded other charges of $6.0 million related to its completion of a one time offer to buy back certain vested and outstanding stock options for cash (See Note 12 — Equity and Stock Programs for additional information).

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
During the first quarter of 2005, the Company recorded other charges of $14.3 million. Included in the charge was $10.6 million for costs associated with employee termination severance payments and related benefits. The workforce reduction was a continuation of the plan announced in the fourth quarter of 2004 which resulted in the termination of 123 employees during the three months ended March 31, 2005. In addition, the Company also recorded other charges of approximately $3.7 million, primarily related to a restructuring of the Company’s international operations.
During the third quarter of 2004, the Company recorded $4.3 million of other charges, primarily for severance charges related to the departure of the Company’s former President and COO and former CEO, of $3.1 million and $0.8 million, respectively.
During the second quarter of 2004, the Company recorded other charges of $9.1 million, which included $3.8 million of severance costs associated with the departure of the former CEO, as well as $5.3 million of costs associated with a realignment of the Company’s workforce. This workforce realignment resulted in the termination of 30 employees during the second quarter of 2004.
During the first quarter of 2004, the Company recorded other charges of $10.5 million, of which $10.4 million was associated with the realignment of the company’s workforce and $0.1 million was associated with costs to close certain operations in South America. The workforce realignment portion of the charge was for costs for employee termination severance payments and related benefits and included 132 employees.
The following table summarizes the activity related to the liability for restructuring programs recorded in Other charges in the Consolidated Statements of Operations (in thousands):

	Workforce	Excess	Asset
	Reduction	Facilities	Impairments
	Costs	Costs	And Other	Total
Accrued liability at December 31, 2003	$12,816	$19,159	$—	$31,975
Charges during nine months ended September 30, 2004	23,806	—	103	23,909
Non-cash charges	(496)	—	(66)	(562)
Payments	(25,804)	(3,922)	(37)	(29,763)

Accrued liability at September 30, 2004	10,322	15,237	—	25,559
Charges during remainder of 2004	5,901	2,263	5,681	13,845
Non-cash charges	—	—	(4,185)	(4,185)
Payments	(6,955)	(325)	2	(7,278)

Accrued liability at December 31, 2004	9,268	17,175	1,498	27,941
Charges during nine months ended September 30, 2005	9,935	8,270	10,275	28,480
Currency translation and reclassifications	(365)	(319)	(1,031)	(1,715)
Payments	(14,837)	(2,544)	(8,617)	(25,998)

Accrued liability at September 30, 2005	$4,001	$22,582	$2,125	$28,708

The asset impairments and other charges in the first nine months of 2005 include $6.0 million for the option buy back and $3.7 million related to a restructuring in the Company’s international operations. Of the remaining $2.1 million to be paid at September 30, 2005, approximately $1.4 million was paid out in October 2005 while the Company expects the remaining $0.7 million to be paid by December 31, 2005.
During the second quarter of 2005, the Company reclassified $0.9 million of accrued charges, which were originally recorded in the fourth quarter of 2004, out of the asset impairments and other category into the loss on the sale of a non-core product line. The non-core product line was sold in the second quarter of 2005 and was immaterial.
The majority of the accrued workforce reduction costs of $4.0 million at September 30, 2005 will be paid by December 31, 2005, while the costs related to excess facilities will be paid until 2011. The Company expects to fund these payments from existing cash.
The non-cash charges for workforce reductions during 2004 resulted from the establishment of a new measurement date for certain equity compensation arrangements upon the modification of the terms of the related agreements. The asset impairments and other charge in 2004 were primarily for the exit from certain non-core product lines and asset impairments.
The table above excludes approximately $3.2 million of accrued excess facilities liability at September 30, 2005 related to interest accreted on the lease liabilities. The interest accretion is charged to interest (expense) income, net in the Consolidated Statements of Operations.
Note 10 — Investments
The Company recorded non-cash charges of $5.1 million and $0.3 million during the first and second quarters of 2005, respectively, related to writedowns of its investment in SI Venture Fund II (“SI II”), which the Company had decided to sell in the fourth quarter of 2004. SI II is a limited partnership venture capital fund engaged in making investments in early to mid-stage IT-based or Internet-enabled companies. The Company recorded the writedown in the first quarter of 2005 to reduce the investment to its estimated net realizable value after receiving preliminary indications of interest to acquire the investment for less than its recorded value. The Company took the additional writedown in the second quarter of 2005 based on a preliminary sale agreement for which the proceeds were less than the recorded value. The losses are recorded in Gain (loss) from investments, net in the Consolidated Statements of Operations. On August 2, 2005, the Company sold its investment in SI II for approximately $1.3 million, with no resulting gain or loss recorded on the sale since the investment was already at net realizable value.
During the third quarter of 2004, the Company recorded a non-cash charge of $2.2 million related to the transfer of the Company’s investment in TruSecure to SI II, as well as a decrease in the Company’s ownership percentage in SI II of seven hundred basis points.
Investments in equity securities were $1.1 million and $7.0 million at September 30, 2005 and December 31, 2004, respectively.

Note 11 — Debt
On June 29, 2005, the Company entered into an Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement provides for a five year, $200.0 million term loan and a $125.0 million revolving credit facility which may be increased up to $175.0 million.
The term loan will be repaid in 19 quarterly installments, with the final payment due on June 29, 2010. The revolving credit facility may be used for loans, and up to $10.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and reborrowed until June 29, 2010, at which time all amounts borrowed must be repaid. The loans bear interest, at the Company’s option, at a rate equal to the greatest of the Administrative Agent’s prime rate, the Administrative Agent’s rate for three-month certificates of deposit (adjusted for statutory reserves) and the average rate on overnight federal funds plus ½ of 1% plus a spread equal to between 0.00% and 0.75% depending on the Company’s leverage ratio as of the fiscal quarter most recently ended, or at the Eurodollar rate (adjusted for statutory reserves) plus a spread equal to between 1.00% and 1.75%, depending on the Company’s leverage ratio as of the fiscal quarter most recently ended.
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
On June 29, 2005, the Company repaid approximately $247.0 million outstanding under its existing Credit Agreement and received $250.0 million in cash under the Amended and Restated Credit Agreement consisting of a $200.0 million term loan and a $50.0 million draw on the revolving credit facility. In connection with the refinancing, in the second quarter of 2005 the Company expensed approximately $0.5 million of deferred debt issue costs.
In the third quarter of 2005, the Company borrowed and repaid an additional $10.0 million under the revolving credit facility, which is shown net in the Consolidated Statements of Cash Flows. At September 30, 2005, the Company had $4.8 million of letters of credit outstanding under the revolving credit facility. The weighted-average interest rate on the revolving credit facility was 5.0% in the third quarter of 2005.

On September 30, 2005, there was $200.0 million outstanding on the term loan and $50.0 million outstanding on the revolving credit facility, and the Company had approximately $70.1 million of remaining capacity under the credit facility. As of September 30, 2005, the interest rates on the term loan and revolver were 5.53% and 5.35%, respectively.
Note 12 — Equity and Stock Programs
Stock Option Buy Back
During the third quarter of 2005, the Company completed its one-time offer to buy back certain vested and outstanding stock options for cash, which resulted in the tender and cancellation of 6,383,445 options. In conjunction with the buyback, the Company recorded a charge of approximately $6.0 million, including transaction and related costs. The charge is recorded in Other charges, net in the Consolidated Statements of Operations.
Under the offer, option holders were given the opportunity to elect to tender their eligible options in exchange for a cash payment equal to the value of the outstanding options, as calculated based on the Black-Scholes valuation model. The offer was made to all current and former employees, except current executive officers and directors, who held options to purchase our common stock with a strike price greater than $12.95.
The accounting for the buyback is governed by APB 25. Under APB 25, the cash consideration paid for redeemed stock options is treated as compensation expense, which is a charge to earnings. In addition to the expense, APB 25 also requires that those outstanding options which the Company offered to redeem and which were not tendered are subject to variable accounting treatment from the day of the offer onward, requiring the Company to take a potential charge each quarter to the extent the in-the-money value of those options increased as measured on the last day of the quarter. Additionally, to the extent the Company issues new option grants to those employees whose options it redeemed within six months from the closing of the offer, those option grants will be subject to variable accounting. The Company recorded a charge in the third quarter of 2005 of approximately $11,000 related to the revaluation of these options. Any variable accounting treatment triggered by the proposed offer will cease upon adoption of SFAS 123R, which the Company expects to adopt on January 1, 2006.
Replacement Restricted Stock Award
On November 9, 2005, Gartner and Eugene A. Hall, its chief executive officer, agreed to cancel Mr. Hall’s existing 500,000 share restricted stock award and replace it with a new award for the same amount of shares and on similar terms. This was done for tax reasons and the number of shares of restricted stock issued to Mr. Hall remains unchanged. By issuing the restricted sock award under its stockholder approved 2003 Long Term Incentive Plan, Gartner will be able to take a tax deduction when and if the restrictions lapse on the restricted stock award. Gartner would not have been able to take advantage of this tax deduction on the award in its current form because the award had been made as an inducement grant, and consequently was not issued pursuant to a stockholder approved plan. Gartner and Mr. Hall have entered into (i) a Termination of Restricted Stock Agreement to cancel the original award of 500,000 shares of restricted stock which was made on October 15, 2004; and (ii) a Restricted Stock Agreement which makes a new grant to him of 500,000 shares of restricted stock under Gartner’s 2003 Long Term Incentive Plan.
Similarly to the grant being cancelled, the restrictions on this new grant lapse as to (i) 300,000 shares when the Company’s Common Stock trades at an average price of $20 or more for sixty (60) consecutive trading days, (ii) 100,000 shares when the Company’s Common Stock trades at an average price of $25 or more for sixty (60) consecutive trading days, and (iii) 100,000 shares when the Company’s common stock trades at an average price of $30 or more for sixty (60) consecutive trading days, subject to Mr. Hall’s continued employment with the Company through each such date. Notwithstanding the preceding sentence, all restrictions shall lapse in full upon a change in control.
The replacement award had no impact on the Company’s financial position, cash flows, or results of operations.
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
Terminated $200 Million Share Repurchase Program
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

Note 13 — Income Taxes
The provision (benefit) for income taxes for the third quarter of 2005 and 2004 was 17% and 94% of (loss) income before income taxes, respectively. For the first nine months of 2005 and 2004, the respective provision (benefit) for income taxes was 14% and 46% of (loss) income before income taxes. Excluding certain one-time charges, the provision for income taxes for quarter to date and year to date September 2005 was 31% and 33% of pre-tax book income respectively. Excluding certain one-time charges, the provision for income taxes for both quarter to date and year to date September 2004 was 33% of pre-tax book income. In 2005, the most significant of these charges include expenses related to the acquisition and integration of META which are not deductible for tax purposes, and capital losses on the sale of SI II for which the Company established a full valuation allowance. In 2004, the most significant of these charges included nondeductible goodwill impairment, the non-deductible write-off of accumulated foreign currency translation adjustments associated with certain South American operations, and certain severance charges.
The Internal Revenue Service (“IRS”) has completed the field work portion of an audit of the Company’s federal income tax returns for tax years ended September 30, 1999, through 2002. In October 2005, the Company received an Examination Report showing proposed changes that primarily relate to the valuation of intangible assets licensed to a foreign subsidiary and the calculation of payments under a cost sharing arrangement between Gartner Inc. and one of its foreign subsidiaries. The Company disagrees with the proposed adjustments relating to valuation and cost sharing and intends to vigorously dispute this matter through applicable IRS and judicial procedures, as appropriate. However, if the IRS were to ultimately prevail on the valuation and cost sharing arrangements, it could result in additional taxable income for the years under examination of approximately $130.7 million and an additional federal cash tax liability of approximately $41.0 million. The Company recorded a provision in prior periods based on our estimate of the amount the claim will be settled, and no additional amount was booked in the current period. Although the final resolution of the proposed adjustments is uncertain, we believe the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, cash flows, or results of operations, but it could have an impact in the period in which it is resolved.
In March of 2005, the Company repatriated approximately $52.0 million in earnings from its non-US subsidiaries. The repatriation was expected to qualify for a one-time reduced tax rate pursuant to the American Jobs Creation Act (AJCA). To date, the Company has recorded net deferred tax charges of $1.4 million for the tax impact of the repatriation as calculated under the AJCA.
Note 14 — Defined Benefit Pension Plan
The Company has a defined-benefit pension plan in one of its international locations. The plan is statutory in nature, covers 81 individuals, and is accounted for in accordance with the requirements of Statement of Financial Accounting Standards No. 87, — “Employers’ Accounting for Pensions” (“SFAS 87”). Benefits paid under the plan are based on years of service and employee compensation, and employees vest under the plan after five years of service. Benefits are paid under the plan through a reinsurance contract, which the Company maintains with a third-party insurance company. The Company pays an annual insurance premium for this coverage. In accordance with the requirements of SFAS 87, the reinsurance contract does not qualify as a plan asset since it is maintained outside of the plan.
Net periodic pension expense was $0.5 million and $0.4 million for the three month periods ended September 30, 2005 and 2004, respectively. Net periodic pension expense for the nine month periods ended September 30, 2005 and 2004 was $1.4 million and $1.0 million, respectively.

Note 15 — Contingencies
The Company is involved in legal proceedings and litigation arising in the ordinary course of business. The Company believes the outcome of all current proceedings, claims and litigation will not have a material effect on its financial position or results of operations when resolved in a future period. For additional information related to tax contingencies, see Footnote 13 — Income Taxes.
The Company has various agreements in which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of September 30, 2005, the Company is not aware of any indemnification agreements that would require material payments.
Note 16 — Subsequent Event
In October 2005, the Company’s Board of Directors authorized a $100.0 million common share repurchase program. Repurchases under the program will be made from time-to-time through open market purchases and/or block trades. The Company intends to fund the repurchases from cash flow from operations but may also borrow under the Company’s existing credit facility. The authorization had no impact on the Company’s financial position, cash flows, results of operations, or shares outstanding as of and for the period ending September 30, 2005.

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
• Events consists of various symposia, conferences and exhibitions focused on the IT industry.
We believe the following business measurements are important performance indicators for our business segments:

BUSINESS
SEGMENTS	BUSINESS MEASUREMENTS
Research	Contract value represents the value attributable to all of our
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

EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION
On April 1, 2005, we completed the purchase of META in an all-cash transaction for $10.00 per share, for a total purchase price of approximately $168.3 million, excluding transaction costs. Accordingly, the discussions of operating results and business measurements included herein include the impact of META beginning April 1, 2005.
In October 2005, the Company’s Board of Directors authorized a $100.0 million common share repurchase program. Repurchases under the program will be made from time-to-time through open market purchases and/or block trades. The Company intends to fund the repurchases from cash flow from operations but may also borrow under the Company’s existing credit facility.
In September 2005, we completed a buy back of certain vested and outstanding stock options for cash, which resulted in the tender and cancellation of approximately 6.4 million options. In conjunction with the buy back, we recorded a total charge of approximately $6.0 million. The buy back was implemented to reduce the option overhang resulting from the high number of options outstanding.
In July 2005, we simplified our capital structure to help us drive shareholder value by eliminating our dual class stock structure. Since July 7 Gartner’s common stock has been trading under one ticker symbol — IT.
We continue to focus on growing revenue in our core Research business. Revenue in our Research business was up 11%, or $12.9 million, in the third quarter of 2005, to $131.9 million, from $119.0 million in the third quarter of 2004. META contributed approximately $8.4 million of the increase in revenue. At September 30, 2005, contract value was $567.3 million, which is up substantially from the $489.2 million at September 30, 2004, a $78.1 million, or 16% increase. At September 30, 2005, our research client retention rate remained strong, at 78%, the same rate as of September 30, 2004. Wallet retention also remained strong but was down slightly compared to the prior year, to 92% at September 30, 2005 from 93% at September 30, 2004.
Revenue from our Consulting segment was up by 21%, or $12.6 million in the third quarter of 2005 compared to the prior year, to $72.7 million from $60.1 million, with roughly half of the increase due to META. Consulting backlog at September 30, 2005 was up 14% from the prior year, to $118.1 million at September 30, 2005, from $103.4 million at September 30, 2004. The Consulting gross contribution margin for the third quarter of 2005 increased 6 percentage points, to 41% from 35% for the third quarter of 2004. During the third quarter of 2005, our consultant utilization rate increased to 59% as compared to 58% during the third quarter of 2004. The average hourly billing rate for the third quarter of 2005 remained strong at over $300 per hour.
The outlook for our Events business continues to be strong. Our continuing emphasis on managing the Events portfolio to retain our long-time successful events and introduce promising new events has resulted in improved performance, as the gross contribution margin for the third quarter of 2005 increased 3 percentage points, to 38% from 35% for the third quarter of 2004. Overall revenues recognized during the third quarter of 2005 were approximately $1.5 million lower than the prior year quarter, which was primarily due to a planned shift of events in the Event’s calendar, as the Company held 13 events in the third quarter of 2005 compared to 15 in the same period in 2004. We have scheduled 71 events in 2005 as compared to the 56 we held in 2004.
For the third quarter of 2005 we had a net loss of $1.7 million, or $(0.02) per basic and diluted share. The third quarter 2005 net loss includes pre-tax charges of $8.0 million composed of a $6.0 million charge related to a buy back of stock options and $2.0 million of charges related to our integration of META. The net loss also includes approximately $3.4 million of non-cash amortization expense related to the $25.6 million of intangible assets we recorded on the META acquisition.

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
We ended the third quarter of 2005 with $123.9 million of stockholders’ equity and $80.5 million of cash.
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
Revenue recognition - We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, and SAB No. 104, “Revenue Recognition.” Revenue by significant source is accounted for as follows:
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
The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that have a 30-day cancellation clause, but have not produced material cancellations to date. It is our policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue, since the contract represents a legally enforceable claim. For those government contracts that permit termination, we bill the client the full amount billable under the contract but only records a receivable equal to the earned portion of the contract. In addition, we only record deferred revenue on these government contracts when cash is received. Deferred revenues attributable to government contracts were $40.4 million and $40.9 million at September 30, 2005 and December 31, 2004, respectively. In addition, at

September 30, 2005 and December 31, 2004, we had not recognized uncollected receivables or deferred revenues, relating to government contracts that permit termination, of $4.6 million and $4.2 million, respectively.
The preliminary purchase price allocation of the META acquisition includes an estimate of the fair value of the cost to fulfill the deferred revenue obligation assumed from META. The estimated fair value of the deferred revenue obligation was determined by estimating the costs to provide the services plus a normal profit margin, and did not include any costs associated with selling efforts. As a result, in allocating the purchase price, we recorded an adjustment to reduce the carrying value of META’s March 31, 2005 deferred revenue by approximately $10.0 million. Consequently, revenues related to META contracts existing at the date of acquisition in the amount of approximately $5.0 million and $3.6 million that would have been recorded by META had it remained an independent entity were not recognized in the second and third quarters of 2005, respectively. Our revenues over the next two quarters will be reduced by the remaining $1.4 million deferred revenue reduction. As former META customers renew their contracts, we will recognize the full value of revenue from those new contracts over the respective contract periods.
Uncollectible fees receivable — The measurement of likely and probable losses and the allowance for uncollectible fees receivable is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires material estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of fees receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients’ liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due, and the effectiveness of our collection efforts. Total trade receivables at September 30, 2005 were $244.8 million, offset by an allowance for losses of approximately $6.1 million. Total trade receivables at December 31, 2004 were $266.1 million, offset by an allowance for losses of approximately $8.5 million.
Impairment of goodwill and other intangible assets — The evaluation of goodwill is performed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Among other requirements, this standard eliminated goodwill amortization upon adoption and requires ongoing annual assessments for goodwill impairment. The evaluation of other intangible assets is performed on a periodic basis. These assessments require management to estimate the fair value of our reporting units based on estimates of future business operations and market and economic conditions in developing long-term forecasts. If we determine the fair value of any reporting unit is less than its carrying amount, we must recognize an impairment charge for the associated goodwill of that reporting unit against earnings in our financial statements. Goodwill is evaluated for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger a review for impairment include the following: significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant decline in our stock price for a sustained period, and our market capitalization relative to net book value.
Due to the numerous variables associated with our judgments and assumptions relating to the valuation of the reporting units and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty, and as additional information becomes known, we may change our estimates.
Accounting for income taxes — As we prepare our consolidated financial statements, we estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating our current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes including, but not limited to, the value of internally developed intangible assets. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We record a valuation allowance to reduce our deferred tax assets when future realization is in question. We consider the availability of loss carryforwards, existing deferred tax liabilities, future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.
In October 2005 we received an IRS Examination Report showing proposed changes that primarily relate to the valuation of intangible assets licensed to a foreign subsidiary and the calculation of payments under a cost sharing arrangement. See Results of Operations — Provision (Benefit) for Income Taxes below for additional discussion.
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
Results of Operations
Overall Results
Total revenues increased 12% in the third quarter of 2005 to $225.3 million compared to $201.9 million for the third quarter of 2004, and increased $61.3 million, or 10%, when comparing the first nine months of 2005 to the first nine months of 2004, to $699.7 million from $638.4 million. Excluding the effect of the META acquisition and the effect of foreign currency translation, Gartner estimates that revenue for both the three months and nine months ended September 30, 2005, would have increased approximately 4%. Excluding just foreign currency translation, the revenue increase for the third quarter of 2005 would have remained at 12% but declined slightly for the first nine months, to 9%. Please refer to the section of this MD&A entitled “Segment Results” for a further discussion of revenues by segment.
Cost of services and product development increased $11.9 million, or 12%, to $112.1 million in the third quarter of 2005 from $100.2 million in the third quarter of 2004 and increased 12% when comparing the first nine months of 2005 with the first nine months of 2004. Cost of services and product development increased by approximately 1% during the first nine months of 2005 due to the effects of foreign currency translation but had little impact on the third quarter. The increase in cost of services and product development on a year-to-date basis resulted primarily from higher labor expenses across all of our lines of business, an increase of 130 people related to the META purchase, higher conference expenses related to an increase in attendees, and the negative foreign exchange impact. The increase in cost of services and product development during the third quarter was caused primarily by higher compensation costs and the increased headcount related to META.

Cost of services and product development for the first nine months of 2005 benefited by the reversal of $2.1 million of prior years’ incentive compensation program accruals. Additionally, cost of services and product development during the first nine months of 2004 benefited by the reversal of $3.5 million of prior years’ incentive compensation program accruals. As a percentage of sales, cost of services and product development was 50% for both the third quarter of 2005 and 2004, respectively. For the first nine months of 2005 and 2004, cost of services and product development as a percentage of sales was 50% and 49%, respectively.
Selling, general and administrative expenses increased $9.2 million, or 11%, to $94.3 million in the third quarter of 2005 from $85.1 million in the third quarter of 2004. SG&A expenses increased 13% to $288.6 million from $254.3 million when comparing the first nine months of 2005 to the first nine months of 2004. SG&A expenses increased by approximately 1% for the first nine months of 2005 due to the effects of foreign currency translation but had little impact on the third quarter. The $34.3 million increase in SG&A expenses on a year-to-date basis was primarily driven by compensation. We added 111 people related to the META purchase, mostly sales people, which was approximately $13.0 million of the increase. In addition, overall higher bonus and benefit costs added approximately $4.0 million, and sales commissions increases added about $4.6 million. Also, we had approximately $8.2 million of additional external consulting, data processing, and outsourcing charges, as well as the foreign currency impact of $2.0 million. The $9.2 million increase in SG&A expenses on a quarterly basis resulted primarily from increased compensation costs and the higher headcount due to META, and higher sales commissions, external consulting, and insurance costs. During the first nine months of 2004, SG&A expenses benefited by the reversal of $3.3 million of prior year’s incentive compensation program accruals. Additionally, Gartner reduced its allowance for doubtful accounts by $1.5 million in the first nine months of 2004 as a result of increased collections and a decline in write-offs.
Depreciation expense for the third quarter of 2005 decreased approximately 6% to $6.2 million, compared to $6.6 million for the third quarter of 2004, and decreased 12% when comparing the first nine months of 2005 to the first nine months of 2004. The reduction is due to a decline in capital spending.
We recorded $1.3 million in fixed assets related to the purchase of META, for which approximately $0.3 million and $0.5 million of depreciation expense was recorded in the third quarter and first nine months of 2005, respectively.
Amortization of intangibles of $3.5 million for the third quarter of 2005 increased from $0.2 million for the third quarter of 2004 due to the amortization of intangible assets from the acquisition of META. Amortization of intangibles during the first nine months of 2005 as compared to the same period in 2004 increased to $6.8 million from $0.6 million, also due to intangibles from the META acquisition.
Goodwill impairments of $0.7 million in the first nine months of 2004 were due to the closing of operations in South America.
Meta Integration Charges were $2.0 and $13.6 million for the third quarter and first nine months of 2005, respectively. These expenses relate primarily to severance, and for consulting, accounting, and tax services.
Other charges were $6.0 million in the third quarter of 2005 and were related to the completion of a buy back of certain vested and outstanding stock options for cash, which resulted in the tender and cancellation of approximately 6.4 million options.

During the second quarter of 2005 we recorded other charges of $8.2 million. Included in the second quarter charge was $8.5 million of costs related to the reduction of office space in San Jose, California, by consolidating employees from two buildings into one. We also recorded a charge of $0.6 million associated with certain stock combination expenses, which was offset by a reversal of $0.9 million of accrued severance and other charges that we determined would not be paid.
During the first quarter of 2005, we recorded other charges of $14.3 million. Included in the charge was $10.6 million for costs associated with employee termination severance payments and related benefits. The workforce reduction is a continuation of the plan announced in the fourth quarter of 2004 and has resulted in the termination of 123 employees during the three months ended March 31, 2005. In addition, we also recorded other charges of approximately $3.7 million, primarily related to a restructuring of our international operations.
During the third quarter of 2004, we recorded $4.3 million of other charges, primarily for severance charges related to the departure of our former President and COO and former CEO, of $3.1 million and $0.8 million, respectively. During the second quarter of 2004, we incurred $9.1 million of other charges which includes severance costs associated with our former CEO, as well as costs associated with the termination of 30 additional employees. During the first quarter of 2004, other charges of $10.5 million were primarily associated with a workforce alignment, which resulted in the termination of 132 employees. The workforce realignment was a continuation of an action plan initiated in the fourth quarter of 2003 which resulted in the overall reduction of 262 employees.
Gain (Loss) From Investments, Net for the first nine months of 2005 included charges of $5.1 and $0.3 million recorded in the first and second quarters of 2005, respectively, due to writedowns of our investment in SI II. We recorded the writedown in the first quarter of 2005 to reduce the investment to its estimated net realizable value after receiving preliminary indications of interest to acquire the investment for less than its recorded value. We took the additional writedown in the second quarter of 2005 based on a preliminary sale agreement for which the proceeds were less than the recorded value. On August 2, 2005, we sold our investment in SI II with no resulting gain or loss recorded on the sale since the investment was already at net realizable value.
For the first nine months of 2004 we had a loss on investments of approximately $2.2 million. The loss was recorded in the third quarter of 2004 and was due to a non-cash charge from the transfer of our investment in TruSecure to SI II, as well as a decrease in the Company’s ownership percentage in SI II of seven basis points.
Interest (expense) income, net was $3.1 million of expense during the third quarter of 2005 and $7.8 million of expense during the first nine months of 2005 as compared to expense of $0.6 million and income of $13,000, respectively, for the same periods in 2004. The increase in interest expense was due to the credit agreement signed in the third quarter of 2004 and related borrowings. Also, during the fourth quarter of 2003 we converted our outstanding debt into equity, which substantially eliminated interest expense in the first and second quarters of 2004.
Other expense, net for the third quarter and first nine months of 2005 consists primarily of net foreign currency exchange gains and losses. For the first nine months of 2004, we recorded a non-cash write-off of $2.9 million for accumulated foreign currency translation adjustments associated with certain of our operations in South America that were closed. As a result of the decision to close the operations, we were required to reclassify these currency adjustments that have been accumulated within equity, in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation,” to earnings.

The remaining charges for the first nine months of 2004, and for the third quarter of 2004, consist primarily of net foreign currency exchange gains and losses.
Provision (benefit) for income taxes for the third quarter of 2005 and 2004 was 17% and 94% of (loss) income before income taxes, respectively. For the first nine months of 2005 and 2004, the respective provision (benefit) for income taxes was 14% and 46% of (loss) income before income taxes. Excluding certain one-time charges, the provision for income taxes for quarter to date and year to date September 2005 was 31% and 33% of pre-tax book income respectively. Excluding certain one-time charges, the provision for income taxes for both quarter to date and year to date September 2004 was 33% of pre-tax book income. In 2005, the most significant of these charges include expenses related to the acquisition and integration of META which are not deductible for tax purposes, and capital losses on the sale of SI II for which we established a full valuation allowance. In 2004, the most significant of these charges included nondeductible goodwill impairment, the non-deductible write-off of accumulated foreign currency translation adjustments associated with certain South American operations, and certain severance charges.
The Internal Revenue Service (“IRS”) has completed the field work portion of an audit of our federal income tax returns for tax years ended September 30, 1999, through 2002. In October 2005, we received an Examination Report showing proposed changes that primarily relate to the valuation of intangible assets licensed to a foreign subsidiary and the calculation of payments under a cost sharing arrangement between Gartner Inc. and one of its foreign subsidiaries. Gartner disagrees with the proposed adjustments relating to valuation and cost sharing and intends to vigorously dispute this matter through applicable IRS and judicial procedures, as appropriate. However, if the IRS were to ultimately prevail on the valuation and cost sharing arrangements, it could result in additional taxable income for the years under examination of approximately $130.7 million and an additional federal cash tax liability of approximately $41.0 million. The Company recorded a provision in prior periods based on our estimate of the amount the claim will be settled, and no additional amount was booked in the current period. Although the final resolution of the proposed adjustments is uncertain, we believe the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, cash flows, or results of operations, but it could have an impact in the period in which it is resolved.
In March of 2005, we repatriated approximately $52.0 million in earnings from its non-US subsidiaries. The repatriation was expected to qualify for a one-time reduced tax rate pursuant to the American Jobs Creation Act (AJCA). To date, we has recorded net deferred tax charges of $1.4 million for the tax impact of the repatriation as calculated under the AJCA.
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
Research
Revenue in our Research business was up 11% in the third quarter of 2005, or $12.9 million, to $131.9 million, from $119.0 million in the third quarter of 2004, with foreign currency having no impact. Revenue for the quarter increased due to the acquisition of META, which added approximately $8.4 million, and from organic growth. For the nine months ended September 30, 2005, Research revenues increased $31.8 million, or 9%, to $392.0 million compared to $360.2 million for the same period of 2004. Revenue for the year-to-date period was up mainly due to the acquisition of META, which added approximately $17.0 million, and growth in our Executive Programs. In addition, the impact of foreign currency added approximately 1% to year to date revenue in 2005. At September 30, 2005, our research client retention rate remained strong, at 78%, the same rate as of September 30, 2004. Wallet retention was down slightly compared to the prior year, to 92% at September 30, 2005 from 93% at September 30, 2004. Our Executive Program membership was 3,450 at September 30, 2005, compared to 2,712 at September 30, 2004, a 27% increase.
Research gross contribution of $78.6 million for the third quarter of 2005 increased 9% from the $72.1 million for the third quarter of 2004, while gross contribution margin for the third quarter of 2005 decreased slightly, to 60% from 61% in the prior year period. For the nine months ended September 30, 2005, gross contribution increased to $236.6 million, a 60% contribution margin, from $224.1 million, or a 62% contribution margin, in the comparable prior year period. The decrease in gross contribution margin during 2005 was due primarily to an increase in compensation costs, increased headcount due to the META acquisition, and a shift in the mix of our research products to lower margin Executive Programs.
At September 30, 2005, contract value was $567.3 million, which is up substantially from the $489.2 million at September 30, 2004, a $78.1 million, or 16% increase. Of the $78.1 million increase in contract value, approximately $40.0 million is attributable to META. Excluding the impact of foreign currency, contract value increased 13% over the prior year.
Consulting
Consulting revenues increased 21%, or $12.7 million, to $72.7 million in the third quarter of 2005 and increased 12%, or $23.5 million, to $215.8 million for the first nine months of 2005 as compared to the same periods of 2004. META added approximately $6.1 million and $10.4 million of revenue to the third quarter and first nine months of 2005, respectively. The revenue increases also reflect strong organic growth as we continue to execute our strategy of focusing on fewer accounts, selling large deals through integrated solutions, and enhancing profitability through improved resource management. In addition, revenue increased over the prior year periods in spite of our exit from certain less profitable consulting practices and geographies in 2004. The impact of foreign currency translation added approximately 1% to nine months 2005 revenue but had an immaterial impact on the quarter. Billable headcount was 533 at September 30, 2005, compared to 473 at September 30, 2004, a 13% increase.
Consulting gross contribution of $29.8 million for the third quarter of 2005 increased 44% from $20.7 million for the third quarter of 2004, while contribution margin for the third quarter of 2005 increased to 41% from 35% in the prior year quarter. Gross contribution of $84.6 million for the first nine months of 2005 increased 19% from $70.8 million for the same period of 2004, while contribution margin for the first nine months of 2005 increased to 39% from 37%. The 6 point increase in gross contribution margin for the third quarter of 2005 compared to 2004 was primarily due to higher engagement profitability. The billing rate remained at over $300 per hour for both the third quarter of 2005 and for the first nine months of 2005. Consulting utilization declined slightly, to 61% for the nine months ended September 30, 2005 from 62% in the prior year period.
Consulting backlog, which represents future revenues to be recognized from in-process consulting, measurement and SAS, increased $14.7 million, or 14%, to $118.1 million at September 30, 2005, compared to $103.4 million at September 30, 2004. Of the $14.7 million increase in backlog, approximately $5.0 million is attributable to the META acquisition.

Events
Events revenues during the third quarter of 2005 were $1.5 million lower than the prior year quarter, at $17.2 million from $18.7 million, respectively. The lower revenue was primarily due to timing as we had a planned shift of events in the Event’s calendar. While the total number of events for the year increased, we held fewer events in the third quarter of 2005, 13, compared to 15 in the prior year quarter. Although revenue for the quarter was down due to timing, revenue from the 8 on-going events held in the quarter was up 4%. We have scheduled 71 events in 2005 as compared to the 56 we held in 2004, and as we manage our Events portfolio, we continue to replace certain less profitable events with more promising ones.
For the nine months ended September 30, 2005, Events revenues increased $8.1 million, or 11%, to $82.2 million compared to $74.1 million for the same period of 2004. The increase was due to an increase in the number of events, to 52 for the first nine months of 2005 compared to 44 in the comparable prior year period, as well as a significant improvement in revenues from on-going events. Revenue has increased during 2005 due to the strong performance of our recurring events, as well as the addition of new events in 2005 that had higher revenues than the events that were eliminated. The number of attendees at our Events increased by over 20% for the first nine months of 2005 compared to 2004, rising to 21,254 from 17,705, respectively. Revenues during the first nine months of 2005 benefited from the positive effects of foreign currency translation by approximately 1.5%.
Gross contribution was $6.5 million, or 38% of revenues, for the third quarter of 2005, compared to $6.6 million, or 35% of revenues, for the third quarter of 2004, which represents a 3 point increase. The 3 point increase in gross contribution margin was mainly due to a higher number of attendees and price increases for exhibitors.
Gross contribution of $36.6 million, or 45% of revenues, for the first nine months of 2005 increased from $30.5 million, or 41% of revenues for the first nine months of 2004, a 4 point increase. The 4 point increase in gross contribution margin was primarily due to stronger performance at our 33 on-going events. The primary drivers of this stronger performance included increased volume of attendees discussed above as well as price increases for exhibitors.
Liquidity and Capital Resources
Cash provided by operating activities totaled $27.6 million for the nine months ended September 30, 2005, compared to $46.3 million for the nine months ended September 30, 2004, an $18.7 million decline. The net decrease in cash flow from operating activities was due primarily to the payment of $30.0 million of META integration payments, higher employee compensation costs, and to a lesser extent, a shift in the mix of our products in the Research segment from higher margin core research to lower margin Executive Programs. Offsetting these decreases was a $12.0 million increase in working capital, primarily from faster collection of fees receivable and lower bonus payments, along with a decline of approximately $4.0 million in severance and other payments in 2005 compared to the prior year,
Cash used in investing activities increased to $170.7 million during the first nine months of 2005 as compared to $19.0 million during the first nine months of 2004, due to the acquisition of META, which was completed on April 1, 2005. The Company’s net cash investment in META was approximately $161.3 million through September 30, 2005, which includes $176.4 million of cash paid, including transaction costs, less the $15.1 million acquired from META. Offsetting the cash paid for META was a decline in capital expenditures, which decreased $7.8 million for the first nine months of 2005 compared to the same period in 2004, and $1.3 million in cash received from the sale of the Company’s investment in SI II.
Cash provided by financing activities totaled $67.7 million for the nine months ended September 30, 2005, compared to $98.6 million of cash used for the nine months ended September 30, 2004. The increase was primarily driven by the borrowing of additional debt in 2005 and cash used in 2004 for stock repurchases.
We borrowed $250.0 million on June 29, 2005 related to the refinancing of our debt by entering into an Amended and Restated Credit Agreement (as discussed in Note 11 – Debt above and the “Obligations and Commitment” section below), $67.0 million in April under the revolver related to the META acquisition, and $10.0 million under the revolver which was used to make the second quarter 2005 quarterly payment on the Term A loan. We repaid $267.9 million in debt during the first nine months of 2005, which included $247.0 million on June 29, 2005 related to the refinancing, $20.0 million in quarterly debt payments, and $0.9 million related to a note payable we acquired in the META acquisition. We also paid $1.1 million in debt issue costs during the second quarter of 2005 related to the refinancing of our debt.
We received proceeds from stock issued for stock plans of $14.2 million during the first nine months of 2005 as compared to $56.5 million during the same period in the prior year as a result of our higher stock price during the first nine months of 2004 as compared to 2005, which resulted in more stock option exercises by employees in 2004. The Company used $4.5 million of cash to buy back its stock options in the third quarter of 2005. During the first nine months of 2004, we used $346.1 million of cash for a stock tender offer and $6.1 million of cash for treasury stock purchases.
Obligations and Commitments
On June 29, 2005, we refinanced our existing debt by entering into an Amended and Restated Credit Agreement that provides for a five-year $200.0 million term loan and a $125.0 million revolving credit facility which may be increased, at Gartner’s option, up to $175.0 million. In conjunction with the refinancing, the Company repaid approximately $247.0 million outstanding under its existing Credit Agreement and received $250.0 million in cash under the Amended and Restated Credit Agreement consisting of a $200.0 million term loan and a $50.0 million draw on the revolving credit facility. At September 30, 2005, we had approximately $70.1 million of remaining capacity under the credit facility.
In the third quarter of 2005, the Company borrowed and repaid $10.0 million under the revolving credit facility. On September 30, 2005, there was $200.0 million outstanding on the term loan and $50.0 million outstanding on the revolving credit facility. As of October 31, 2005, the interest rates on the term loan and revolver were 5.53% and 4.67%, respectively.
We believe that our existing cash balances, together with cash from our operating activities and the additional borrowing capacity under our amended five-year credit facility, will be sufficient for our expected short-term and foreseeable long-term needs. We continue to evaluate our capital structure based on our current and long-term liquidity needs.
The following table represents our contractual cash commitments at September 30, 2005 (in millions), including contractual commitments related to the META acquisition. The table excludes interest payments related to our credit facility:

		Less			More
		Than	1 - 3	4 - 5	Than
	Total	1 Year	Years	Years	5 Years

Credit facility (1)	$250.0	$65.0	$70.0	$115.0	$—
Operating leases	205.9	30.9	50.5	25.9	98.6
Severance associated with workforce reductions	6.1	5.8	0.3	—	—
Contract terminations and other	2.4	2.4	—	—	—
Stock option buy back (2)	1.5	1.5	—	—	—
Miscellaneous service agreements	0.6	0.6	—	—	—

Totals	$466.5	$106.2	$120.8	$140.9	$98.6

(1)	The $65.0 million due in less than one year includes $50.0 million drawn on our revolving credit facility. Although the terms of the credit facility do not require repayment until 2010, it is currently our intent to repay this amount within one year.

(2)	The $1.5 million remaining balance on the stock option buy back was paid in October 2005.
$100 Million Share Repurchase Program
In October 2005, our Board of Directors authorized a $100.0 million common share repurchase program. Repurchases under the program will be made from time-to-time through open market purchases and/or block trades. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the Company’s common stock, and our financial performance. The Company intends to fund the repurchases from cash flow from operations and possibly from borrowings under our existing credit facility.
Stock Option Buy Back
During the third quarter of 2005, we completed a one-time offer to buy back certain vested and outstanding stock options for cash, which resulted in the tender and cancellation of 6,383,445 options. In conjunction with the buyback, we recorded a charge of approximately $6.0 million, including transaction and related costs. As of September 30, 2005, approximately $4.5 million related to the option buy back had been paid, while the remaining $1.5 million was paid in October 2005.
Off-Balance Sheet Arrangements
Through September 30, 2005, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.
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
We Depend on Renewals of Subscription Base Services and Our Failure to Renew at Historical Rates Could Lead to a Decrease in Our Revenues. Some of our success depends on renewals of our subscription-based research products and services, which constituted 59% of our revenues for both the third quarter of 2005 and 2004. These research subscription agreements have terms that generally range from twelve to thirty months. Our ability to maintain contract renewals is subject to numerous factors, including the following:
•	delivering high-quality and timely analysis and advice to our clients;
•	understanding and anticipating market trends and the changing needs of our clients; and
•	delivering products and services of the quality and timeliness necessary to withstand competition.
Additionally, as we implement our strategy to realign our business to client needs, we may shift the type and pricing of our products which may impact client renewal rates. While research client retention rates were 78% at both September 30, 2005 and 2004, there can be no guarantee that we will continue to maintain this rate of client renewals. Any material decline in renewal rates could have an adverse impact on our revenues and our financial condition.
We Depend on Non-Recurring Consulting Engagements and Our Failure to Secure New Engagements Could Lead to a Decrease in Our Revenues. Consulting segment revenues constituted 32% of our revenues for the third quarter of 2005 and 30% for the third quarter of 2004. These consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including the following:
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
Our International Operations Expose Us to a Variety of Risks Which Could Negatively Impact Our Future Revenue and Growth. Approximately 38% of our revenues for the third quarter of 2005 were derived from sales outside of North America. As a result, our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of exchange rate fluctuations and tariffs and other trade barriers, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, different or overlapping tax structures, higher levels of United States taxation on foreign income, and the difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights in international jurisdictions. We rely on local distributors or sales agents in some international locations. If any of these arrangements are terminated by our agent or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients of the local distributor or sales agent may not want to continue to do business with us or our new agent.
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
Interests of Certain of Our Significant Stockholders May Conflict With Yours. Silver Lake Partners, L.P. (“SLP”) and its affiliates own approximately 33.2% of our common stock as of October 31, 2005. SLP is restricted from purchasing additional stock without our consent pursuant to the terms of a Securityholders’ Agreement. This Securityholders’ Agreement also provides that we cannot take certain actions, including acquisitions and sales of stock and/or assets without SLP’s consent. Additionally, ValueAct Partners and its affiliates own approximately 16.3% of our common stock as of October 31, 2005. While neither SLP nor ValueAct holds a majority of our outstanding shares, they may be able, either individually or together, to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. Their interests may differ from the interests of other stockholders.
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
On November 9, 2005, Gartner and Eugene A. Hall, its chief executive officer, agreed to cancel Mr. Hall’s existing 500,000 share restricted stock award and replace it with a new award for the same amount of shares and on similar terms. This was done for tax reasons and the number of shares of restricted stock issued to Mr. Hall remains unchanged. By issuing the restricted sock award under its stockholder approved 2003 Long Term Incentive Plan, Gartner will be able to take a tax deduction when and if the restrictions lapse on the restricted stock award. Gartner would not have been able to take advantage of this tax deduction on the award in its current form because the award had been made as an inducement grant, and consequently was not issued pursuant to a stockholder approved plan. Gartner and Mr. Hall have entered into (i) a Termination of Restricted Stock Agreement to cancel the original award of 500,000 shares of restricted stock which was made on October 15, 2004; and (ii) a Restricted Stock Agreement which makes a new grant to him of 500,000 shares of restricted stock under Gartner’s 2003 Long Term Incentive Plan.
Similarly to the grant being cancelled, the restrictions on this new grant lapse as to (i) 300,000 shares when our Common Stock trades at an average price of $20 or more for sixty (60) consecutive trading days, (ii) 100,000 shares when our Common Stock trades at an average price of $25 or more for sixty (60) consecutive trading days, and (iii) 100,000 shares when our common stock trades at an average price of $30 or more for sixty (60) consecutive trading days, subject to Mr. Hall’s continued employment with us through each such date. Notwithstanding the preceding sentence, all restrictions shall lapse in full upon a change in control.
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
In December 2004, the Financial Accounting Standards Board issued SFAS 123R. This statement replaces SFAS 123 and APB 25 and will require the recognition of expense for share-based payments, to include the value of stock options and other equity awards granted to employees. The revised statement was originally effective for periods beginning after June 15, 2005, with early adoption permitted.
On April 21, 2005 the SEC issued a standard that amends the date of compliance with SFAS 123R (“the SEC amendment”). Under the SEC amendment, SFAS 123R must be adopted beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. Gartner is planning to adopt SFAS 123R on January 1, 2006.
We are currently assessing the impact SFAS 123R will have on our financial position, cash flows, and results of operations. Projecting the amount of future stock compensation expense is inherently difficult due to the uncertainty of a number of factors, among them the level of volatility of our common stock. Currently we disclose the pro forma impact of stock compensation as required by SFAS 123, and for the nine months ended September 30, 2005, our net income would have been reduced by approximately $11.0 million (excluding the effect of the third quarter 2005 one-time option buy back) if stock compensation expense had been included in our results of operations. Accordingly, we believe the adoption of SFAS 123R will have a materially negative impact on our earnings.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
At September 30, 2005 we have exposure to market risk for changes in interest rates since we had $250.0 million drawn on our credit facility. The loans bear interest, at our option, at a rate equal to the greatest of the Administrative Agent’s prime rate, the Administrative Agent’s rate for three-month certificates of deposit (adjusted for statutory reserves) and the average rate on overnight federal funds plus 1/2 of 1% plus a spread equal to between 0.00% and 0.75% depending on our leverage ratio as of the fiscal quarter most recently ended, or at the Eurodollar rate (adjusted for statutory reserves) plus a spread equal to between 1.00% and 1.75%, depending on the Company’s leverage ratio as of the fiscal quarter most recently ended. The applicable interest rate as of October 1, 2005 was 5.0%. We believe that an increase or decrease of 10% in the effective interest rate on available borrowings from our credit facility would not have a material effect on our future results of operations. Each 25 basis point increase or decrease in interest rates would have an approximate $0.8 million annual pre-tax effect under the revolving credit facility when fully utilized.
Investment Risk
We are exposed to market risk as it relates to changes in the market value of our equity investments. We invest in equity securities of public and private companies directly. As of September 30, 2005, we had remaining investments in securities of $1.1 million. These investments are inherently risky as the businesses are typically in early development stages and may never develop. Further, certain of these investments are in publicly traded companies whose shares are subject to significant market price volatility. Adverse changes in market conditions and poor operating results of the underlying investments may result in us incurring additional losses or an inability to recover the original carrying value of our investments. If there were a 100% adverse change in the value of our investment portfolio as of September 30, 2005, this would result in a non-cash impairment charge of approximately $1.1 million.
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
From time to time we enter into foreign currency forward contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. At September 30, 2005, we had seven foreign currency forward contracts outstanding. Foreign currency forward contracts are reflected at fair value with gains and losses recorded currently in earnings.
The following table presents information about our foreign currency forward contracts outstanding as of September 30, 2005, expressed in U.S. dollar equivalents:

			Forward
Currency		Contract	Exchange	Unrealized	Expiration
Purchased	Currency Sold	Amount	Rate	Gain (Loss)	Date
SEK	EUR	711,000	.1068	(1,000)	October 24, 2005

EUR	SGD	610,000	2.036	(3,000)	October 24, 2005

DKK	EUR	1,884,000	.1340	—	October 24, 2005

USD	EUR	4,124,000	.8272	24,000	October 24, 2005

GBP	EUR	7,163,000	1.472	(8,000)	October 24, 2005

USD	EUR	18,238,000	.8181	(97,000)	October 24, 2005

USD	AUD	3,576,000	1.30	(37,000)	October 24, 2005

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
Management conducted an evaluation, as of September 30, 2005, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Act.
In addition, there have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Internal Revenue Service (“IRS”) has completed the field work portion of an audit of the Company’s federal income tax returns for tax years ended September 30, 1999, through 2002. In October 2005, the Company received an Examination Report showing proposed changes that primarily relate to the valuation of intangible assets licensed to a foreign subsidiary and the calculation of payments under a cost sharing arrangement between Gartner Inc. and one of its foreign subsidiaries. The Company disagrees with the proposed adjustments relating to valuation and cost sharing and intends to vigorously dispute this matter through applicable IRS and judicial procedures, as appropriate. However, if the IRS were to ultimately prevail on the valuation and cost sharing arrangements, it could result in additional taxable income for the years under examination of approximately $130.7 million and an additional federal cash tax liability of approximately $41.0 million. The Company recorded a provision in prior periods based on our estimate of the amount the claim will be settled, and no additional amount was booked in the current period. Although the final resolution of the proposed adjustments is uncertain, we believe the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, cash flows, or results of operations, but it could have an impact in the period in which it is resolved.
ITEM 5. OTHER INFORMATION
On November 9, 2005, Gartner and Eugene A. Hall, its chief executive officer, agreed to cancel Mr. Hall’s existing 500,000 share restricted stock award and replace it with a new award for the same amount of shares and on similar terms. This was done for tax reasons and the number of shares of restricted stock issued to Mr. Hall remains unchanged. By issuing the restricted sock award under its stockholder approved 2003 Long Term Incentive Plan, Gartner will be able to take a tax deduction when and if the restrictions lapse on the restricted stock award. Gartner would not have been able to take advantage of this tax deduction on the award in its current form because the award had been made as an inducement grant, and consequently was not issued pursuant to a stockholder approved plan. Gartner and Mr. Hall have entered into (i) a Termination of Restricted Stock Agreement to cancel the original award of 500,000 shares of restricted stock which was made on October 15, 2004; and (ii) a Restricted Stock Agreement which makes a new grant to him of 500,000 shares of restricted stock under Gartner’s 2003 Long Term Incentive Plan.
Similarly to the grant being cancelled, the restrictions on this new grant lapse as to (i) 300,000 shares when the Company’s Common Stock trades at an average price of $20 or more for sixty (60) consecutive trading days, (ii) 100,000 shares when the Company’s Common Stock trades at an average price of $25 or more for sixty (60) consecutive trading days, and (iii) 100,000 shares when the Company’s common stock trades at an average price of $30 or more for sixty (60) consecutive trading days, subject to Mr. Hall’s continued employment with the Company through each such date. Notwithstanding the preceding sentence, all restrictions shall lapse in full upon a change in control.

ITEM 6. EXHIBITS
(a) Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.1	Termination of Restricted Stock Agreement, dated November 9, 2005, by and between Gartner, Inc. and Eugene A. Hall.

10.2	Restricted Stock Agreement, dated November 9, 2005, by and between Gartner, Inc. and Eugene A. Hall.

31.1	Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.
Items 2, 3 and 4 of Part II are not applicable and have been omitted.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date November 9, 2005	/s/ Christopher Lafond
Christopher Lafond
Executive Vice President
and Chief Financial Officer
(Principal Financial and
Accounting Officer)