Form 10-K
period 2005-12-31
GARTNER INC
filed 2006-03-13
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number: 1-14443
GARTNER, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3099750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 10212
56 Top Gallant Road
Stamford, CT.	06902-7700
(Address of principal executive offices)	(Zip Code)
(203) 316-1111
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0005 par value per share	New York Stock Exchange
     Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” (as defined in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $610,769,942 based on the closing sale price as reported on the New York Stock Exchange.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2006

Common Stock, $0.0005 par value per share	114,376,119 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held May 30, 2006 (Proxy Statement)	Part III

.

GARTNER, INC.
2005 ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS.
GENERAL
Gartner, Inc., founded in 1979, is a leading independent provider of research and analysis on information technology, computer hardware, software, communications and related technology industries (the “IT industry”). We provide comprehensive coverage of the IT industry to approximately 10,000 client organizations. We serve a global client base consisting primarily of chief information officers (“CIOs”) and other senior IT and business executives in corporations and government agencies. We also serve technology companies and the investment community. Unless otherwise indicated or unless the context requires otherwise, all references in this Form 10-K to “Gartner,” “Company,” “we,” “us,” “our” or similar terms mean Gartner, Inc. and its subsidiaries on a consolidated basis.
The foundation for all Gartner products is our independent research on IT issues. The findings from this research can be delivered through several different media, depending on a client’s specific business needs, preferences and objectives:
•	Research — provides research content and advice for IT professionals, technology companies and the investment community in the form of reports and briefings, as well as peer networking services and membership programs designed specifically for CIOs and other senior executives.

•	Consulting — consists primarily of consulting, measurement engagements and strategic advisory services (paid one-day analyst engagements) (“SAS”), which provide assessments of cost, performance, efficiency and quality focused on the IT industry.

•	Events — consists of various symposia, conferences and exhibitions focused on the IT industry.
MARKET OVERVIEW
In today’s dynamic IT marketplace, technology providers continually introduce new products with a wide variety of standards and shorter life cycles. The users of technology — almost all organizations — must keep abreast of these new developments, and make major financial commitments to new IT systems and products. To plan and purchase effectively, these users of technology need independent, objective, third-party research and consultative services. We believe that technology accounts for a significant portion of all capital spending. The intense scrutiny on technology spending ensures that our products and services remain necessary in the current economy because clients need value-added, independent and objective research and analysis of the IT market.
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
PRODUCTS AND SERVICES
Our principal products and services are Research, Consulting, and Events:
•	RESEARCH. Research on IT issues on a global scale is the fundamental building block for all Gartner services. Our research agenda is defined by clients’ needs, focusing on the critical issues, opportunities and challenges they face every day. Research content, presented in the form of reports, briefings, updates and related tools, is delivered directly to the client’s desktop via our website. Our research analysts provide in-depth analysis on all aspects of technology and telecommunications including: hardware, software and systems, services, IT management, market data and forecasts, and vertical industry issues.
Executive Programs (EP) are exclusive membership programs designed to help CIOs and other executives become more effective in their enterprises. An EP membership leverages the knowledge and expertise of Gartner in ways that are specific to the CIOs needs, and offers members-only communities for peer-based collaboration. Members also receive advice and counsel from a personal relationship manager who understands their goals and can ensure the most effective level of support from Gartner. Our Best Practices programs bring together senior business and IT leaders for exclusive events, multi-client research studies and ad hoc peer exchange forums. These programs allow clients to learn from the experiences of their peers and share best practices in order to solve common business problems, improve corporate performance and drive greater effectiveness. At December 31, 2005, our various Executive Programs had a membership of approximately 3,500 CIOs and other senior IT leaders.
•	CONSULTING. Our consulting staff provides customized project consulting on the delivery, deployment, and management of high-tech products and services in four focus areas: IT Management and Measurement, Sourcing, Federal Government, and Market and Business Strategies:

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

•	EVENTS. Symposia and conferences give clients live access to insights developed from our research in a concentrated way. In 2005, Gartner events attracted nearly 36,000 participants. Gartner Symposium, offered each spring and fall in various international locations, is a large, strategic conference for senior IT and business professionals. Symposium is combined with ITxpo, an exhibition where the latest technology products and solutions are demonstrated. We also offer conferences on specialized topics such as: outsourcing, mobile wireless, customer relationship management, and application integration and business intelligence in many locations around the world.
Note 13 — Segment Information to the Consolidated Financial Statements within this Form 10-K includes financial information about our geographic areas and our three business segments: Research, Consulting and Events.
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
We face competition from a significant number of independent providers of information products and services. We compete indirectly against consulting firms and other information providers, including electronic and print media companies. These indirect competitors could choose to compete directly with us in the future. Additionally, we face competition from our clients receiving information from free sources through the Internet. Limited barriers to entry exist in the markets in which we do business. As a result, new competitors may emerge and existing competitors may start to provide additional or complementary services. However, we believe the breadth and depth of our research assets position us well versus our competition. Increased competition may result in us losing market share, diminished value in our products and services, reduced pricing, and increased sales and marketing expenditures.
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

EMPLOYEES
As of December 31, 2005, we had 3,622 employees, of which approximately 276 were related to our acquisition of META Group, Inc. (“META”) on April 1, 2005. Of the 3,622 employees at year-end 2005, 633 were located at our headquarters in Stamford, Connecticut; 1,541 were located at our other facilities in the United States; and 1,448 were located outside of the United States. Our employees may be subject to collective bargaining agreements at a company or industry level in those countries where this is part of the local labor law or practice. We have experienced no work stoppages and consider our relations with our employees to be favorable.
AVAILABLE INFORMATION
Our Internet address is www.gartner.com and the investor relations section of our Web site is located at investor.gartner.com. We make available free of charge, on or through the investor relations section of our Web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.
Also available at investor.gartner.com is information relating to our corporate governance. This includes (i) CEO & CFO Code of Ethics which applies to our Chief Executive Officer, Chief Financial Officer, controller and other financial managers, (ii) Principles of Ethical Conduct which applies to all employees, (iii) Governance Guidelines, the corporate governance principles that have been adopted by our Board and (iv) charters for each of the Board’s committees. This information is also available in print to any shareholder who requests it by writing to Investor Relations, Gartner, Inc., 56 Top Gallant Road, Stamford, CT 06902.
ITEM 1A. RISK FACTORS
We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. In addition, we and our clients are affected by the economy. The following section discusses many, but not all, of these risks and uncertainties.
Our Operating Results Could be Negatively Impacted if the IT Industry Experiences an Economic Down Cycle. Our revenues and results of operations are influenced by economic conditions in general and more particularly by business conditions in the IT industry. A general economic downturn or recession, anywhere in the world, could negatively affect demand for our products and services and may substantially reduce existing and potential client information technology-related budgets. Such a downturn could materially and adversely affect our business, financial condition and results of operations, including the ability to: maintain client retention, wallet retention and consulting utilization rates, and achieve contract value and consulting backlog.
We Have Grown, and May Continue to Grow, Through Acquisitions and Strategic Investments, Which Could Involve Substantial Risks. We have made and may continue to make acquisitions of, or significant investments in, businesses that offer complementary products and services, including our acquisition of META that we completed on April 1, 2005. The risks involved in each acquisition or investment include the possibility of paying more than the value we derive from the acquisition, dilution of the interests of our current stockholders or decreased working capital, increased indebtedness, the assumption of undisclosed liabilities and unknown and unforeseen risks, the ability to retain key personnel of the acquired company, the time to train the sales force to market and sell the products of the acquired business, the potential disruption of our ongoing business and the distraction of management from our business. The realization of any of these risks could adversely affect our business.
We Face Significant Competition and Our Failure to Compete Successfully Could Materially Adversely Affect Our Results of Operations and Financial Condition. We face direct competition from a significant number of independent providers of information products and services, including information that can be found on the Internet free of charge. We also compete indirectly against consulting firms and other information providers, including electronic and print media companies, some of which may have greater financial, information gathering and marketing resources than we do. These indirect competitors could also choose to compete directly with us in the future. In addition, limited barriers to entry exist in the markets in which we do business. As a result, additional new competitors may emerge and existing competitors may start to provide additional or complementary services. Additionally, technological advances may provide increased competition from a variety of sources. However, we believe the breadth and depth of our research assets position us well versus our competition. There can be no assurance that we will be able to successfully compete against current and future competitors and our failure to do so could result in loss of market share, diminished value in our products and services, reduced pricing and increased marketing expenditures. Furthermore, we may not be successful if we cannot compete effectively on quality of research and analysis, timely delivery of information, customer service, and the ability to offer products to meet changing market needs for information and analysis, or price.
We Depend on Renewals of Subscription Base Services and Our Failure to Renew at Historical Rates Could Lead to a Decrease in Our Revenues. Some of our success depends on renewals of our subscription-based research products and services, which constituted 53% and 54% of our revenues for Calendar 2005 and Calendar 2004, respectively. These research subscription agreements have terms that generally range from twelve to thirty months. Our ability to maintain contract renewals is subject to numerous factors, including the following:

•	delivering high-quality and timely analysis and advice to our clients;

•	understanding and anticipating market trends and the changing needs of our clients; and

•	delivering products and services of the quality and timeliness necessary to withstand competition.
Additionally, as we implement our strategy to realign our business to client needs, we may shift the type and pricing of our products which may impact client renewal rates. While research client retention rates were 81% and 80% at December 31, 2005 and 2004, respectively, there can be no guarantee that we will continue to maintain this rate of client renewals. Any material decline in renewal rates could have an adverse impact on our revenues and our financial condition.
We Depend on Non-Recurring Consulting Engagements and Our Failure to Secure New Engagements Could Lead to a Decrease in Our Revenues. Consulting segment revenues constituted 30% of our revenues for Calendar 2005 and 29% for Calendar 2004. These consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including the following:
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
We May Not be Able to Attract and Retain Qualified Personnel Which Could Jeopardize the Quality of Our Products and Services Our success depends heavily upon the quality of our senior management, research analysts, consultants, sales and other key personnel. We face competition for the limited pool of these qualified professionals from, among others, technology companies, market research firms, consulting firms, financial services companies and electronic and print media companies, some of which have a greater ability to attract and compensate these professionals. Some of the personnel that we attempt to hire are subject to non-compete agreements that could impede our short-term recruitment efforts. Any failure to retain key personnel or hire and train additional qualified personnel as required to support the evolving needs of clients or growth in our business, could adversely affect the quality of our products and services, and our future business and operating results.
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
Our International Operations Expose Us to a Variety of Risks Which Could Negatively Impact Our Future Revenue and Growth. Approximately 38% of our revenues for Calendar 2005 were derived from sales outside of North America. As a result, our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in foreign currency exchange rates, changes in market demand as a result of tariffs and other trade barriers, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, different or overlapping tax structures, higher levels of United States taxation on foreign income, and the difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights in international jurisdictions. Furthermore, we rely on local distributors or sales agents in some international locations. If any of these arrangements are terminated by our agent or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients of the local distributor or sales agent may not want to continue to do business with us or our new agent.

We May Not be Able to Maintain the Equity in Our Brand Name. We believe that our “Gartner” brand, including our independence, is critical to our efforts to attract and retain clients and that the importance of brand recognition will increase as competition increases. We may expand our marketing activities to promote and strengthen the Gartner brand and may need to increase our marketing budget, hire additional marketing and public relations personnel, expend additional sums to protect the brand and otherwise increase expenditures to create and maintain client brand loyalty. If we fail to effectively promote and maintain the Gartner brand, or incur excessive expenses in doing so, our future business and operating results could be materially and adversely impacted.
The Costs of Servicing Our Outstanding Debt Obligations Could Impair Our Future Operating Results. We have a $200.0 million term loan as well as a $125.0 million revolving credit facility. The affirmative, negative and financial covenants of the credit facility could limit our future financial flexibility. The associated debt service costs of these facilities could impair our future operating results. The outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital.
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
Our Operating Results May Fluctuate From Period to Period and May Not Meet the Expectations of Securities Analysts or Investors, Which May Cause the Price of Our Common Stock to Decline. Our quarterly and annual operating results may fluctuate in the future as a result of many factors, including the timing of the execution of research contracts, which typically occurs in the fourth calendar quarter, the extent of completion of consulting engagements, the timing of symposia and other events, which also occur to a greater extent in the fourth calendar quarter, the amount of new business generated, the mix of domestic and international business, changes in market demand for our products and services, the timing of the development, introduction and marketing of new products and services, and competition in the industry. An inability to generate sufficient earnings and cash flow, and achieve our forecasts, may impact our operating and other activities. The potential fluctuations in our operating results could cause period-to-period comparisons of operating results not to be meaningful and may provide an unreliable indication of future operating results. Furthermore, our operating results may not meet the expectations of securities analysts or investors in the future. If this occurs, the price of our stock would likely decline.
Interests of Certain of Our Significant Stockholders May Conflict With Yours. Silver Lake Partners, L.P. (“SLP”) and its affiliates own approximately 33.0% of our common stock as of February 28, 2006. SLP is restricted from purchasing additional stock without our consent pursuant to the terms of a Securityholders’ Agreement. This Securityholders’ Agreement also provides that we cannot take certain actions, including acquisitions and sales of stock and/or assets without SLP’s consent. Additionally, ValueAct Partners and its affiliates own approximately 16.3% of our common stock as of February 28, 2006. While neither SLP nor ValueAct holds a majority of our outstanding shares, they may be able, either individually or together, to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. Their interests may differ from the interests of other stockholders.
Our Anti-takeover Protections May Discourage or Prevent a Change of Control, Even if a Change in Control Would be Beneficial to Our Stockholders. Provisions of our certificate of incorporation and bylaws and Delaware law may make it difficult for any party to acquire control of us in a transaction not approved by our Board of Directors. These provisions include:
•	The ability of our Board of Directors to issue and determine the terms of preferred stock;

•	Advance notice requirements for inclusion of stockholder proposals at stockholder meetings;

•	A preferred shares rights agreement; and

•	The anti-takeover provisions of Delaware law.

These provisions could discourage or prevent a change of control or change in management that might provide stockholders with a premium to the market price of their Common Stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Act of 1934.
ITEM 2. PROPERTIES.
Our corporate headquarters is located in approximately 213,000 square feet of leased office space in three buildings located in Stamford, Connecticut, USA. These facilities accommodate research and analysis, marketing, sales, client support, production, and corporate administration. The leases on these facilities expire in 2010; however, the leases do contain renewal options. We have a significant presence in the United Kingdom with approximately 72,000 square feet of leased office space in two buildings located in Egham, UK, for which the leases expire in 2020 and 2025, respectively. We have an additional 25 domestic and 50 international locations that support our research and analysis, domestic and international sales efforts, and other functions, which includes certain META locations that we have decided to continue to lease. As part of our continuing effort to adjust our office space as needs change, during 2005 we reduced our office space in San Jose, California by consolidating employees from two buildings into one building and continued to close or reduce office space where appropriate. We continue to constantly assess our space needs as our business changes, but we believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.
ITEM 3. LEGAL PROCEEDINGS.
The Internal Revenue Service (“IRS”) has completed the field work portion of an audit of our federal income tax returns for tax years ended September 30, 1999, through 2002. In October 2005, we received an Examination Report indicating proposed changes that primarily relate to the valuation of intangible assets licensed to a foreign subsidiary and the calculation of payments under a cost sharing arrangement between Gartner Inc. and one of its foreign subsidiaries. Gartner disagrees with the proposed adjustments relating to valuation and the cost sharing arrangement and intends to vigorously dispute this matter through applicable IRS and judicial procedures, as appropriate. However, if the IRS were to ultimately prevail on the issues, it could result in additional taxable income for the years under examination of approximately $130.7 million and an additional federal cash tax liability of approximately $41.0 million. The Company recorded a provision in prior periods based on our estimate of the amount for which the claim will be settled, and no additional amount was booked in the current period. Although the final resolution of the proposed adjustments is uncertain, we believe the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, cash flows, or results of operations. The IRS has commenced an examination of tax years 2003 and 2004. There have been no significant developments to date.
On December 23, 2003, Gartner was sued in an action entitled Expert Choice, Inc. v. Gartner, Inc., Docket No. 3:03cv02234, United States District Court for the District of Connecticut. The plaintiff, Expert Choice, Inc., seeks unspecified amount of damages for claims relating to royalties for the development, licensing, marketing, sale and distribution of certain computer software and methodologies. The case is currently in the discovery phase. Subsequently, in January 2004, an arbitration demand was filed against Decision Drivers, Inc., one of our subsidiaries, and against Gartner, Inc., by Expert Choice. The arbitration demand described the claim as being in excess of $10.0 million, but did not provide further detail. On February 22, 2006, we were informed of an offer from Expert Choice’s counsel to settle the matter for $35.0 million. We immediately rejected Expert Choice’s settlement offer since we believe we have meritorious defenses against the claims and we intend to continue to vigorously defend the case.
In addition to the matters discussed above, we are involved in legal proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position or results of operations when resolved in a future period.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We did not submit any matter to a vote of our stockholders during the fourth quarter of the year covered by this Annual Report.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.
In the third quarter of Calendar 2005 we eliminated our dual class capital structure by combining each share of our outstanding Class A Common Stock and Class B Common Stock into a single class of common stock. As of February 28, 2006, there were approximately 3,065 holders of record of our common stock which trades on the New York Stock Exchange under the symbol IT.
The following table sets forth the high and low closing prices for our common stock as reported on the New York Stock Exchange for the periods indicated:

	2005		2004
	High	Low	High	Low
Quarter ended March 31	$12.68	$9.05	$11.85	$11.00
Quarter ended June 30	$11.29	$8.06	$13.38	$11.70
Quarter ended September 30	$11.83	$10.11	$13.17	$11.25
Quarter ended December 31	$14.16	$11.02	$12.85	$11.43
DIVIDEND POLICY
We currently do not pay cash dividends on our common stock. While subject to periodic review, the current policy of our Board of Directors is to retain all earnings primarily to provide funds for continued growth. Our Amended and Restated Credit Agreement, dated as of June 29, 2005, contains a negative covenant, which may limit our ability to pay dividends. In addition, our Amended and Restated Security Holders Agreement with Silver Lake Partners, L.P. requires us to obtain Silver Lake’s consent prior to declaring or paying dividends.
The equity compensation plan information set forth in Part III, Item 12 of this Form 10-K is hereby incorporated by reference into this Part II, Item 5.
SHARE REPURCHASES
In the fourth quarter of Calendar 2005 our Board of Directors authorized a $100.0 million common share repurchase program. The following table provides detail related to repurchases of our common stock for treasury in the fourth quarter of 2005 under this program:

			Maximum
	Common Stock		Value of Shares
		Average	That May Yet
	Total Shares	Price Paid	Be Purchased
	Purchased	per Share	(in thousands)

October 2005	—	—	—
November 2005	419,600	$13.12	—
December 2005	418,200	13.34	—

Total fourth quarter of Calendar 2005	837,800	$13.23	$88,915

In the third quarter of Calendar 2005 we completed a cash buy back of 6.4 million of vested and outstanding stock options held by our employees and incurred a charge of approximately $6.0 million.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
We changed our fiscal year-end from September 30 to December 31, effective January 1, 2003. References to Transition 2002, unless otherwise indicated, refer to the three-month transitional period ended December 31, 2002. References to Fiscal 2002, unless otherwise indicated, are to the respective fiscal year period from October 1 through September 30. References to Calendar 2005, Calendar 2004, Calendar 2003, and Calendar 2002, unless otherwise indicated, are to the respective twelve-month period from January 1 through December 31. We have included unaudited Statement of Operations Data for Calendar 2002 for informational purposes. This data was derived from Fiscal 2002 information, adjusted by information from Transition 2002 and the first quarter of Fiscal 2002. All of the information was derived from our audited financial statements included herein or in submissions of our Form 10-K in prior years. The selected financial data should be read in conjunction with our consolidated financial statements and related notes.

						Fiscal Year
						Ended
	Calendar Year				Transition	September 30,
(In thousands, except per share data)	2005	2004	2003	2002	2002	2002

STATEMENT OF OPERATIONS DATA
Revenues:
Research	$523,033	$480,486	$466,907	$486,967	$120,038	$496,403
Consulting	301,074	259,419	258,628	276,059	58,098	273,692
Events	151,339	138,393	119,355	109,694	47,169	121,991
Other	13,558	15,523	13,556	14,873	4,509	15,088

Total revenues	989,004	893,821	858,446	887,593	229,814	907,174
Operating income (loss)	25,280	42,659	47,333	49,541	(12,886)	96,183
(Loss) income from continuing operations	(2,437)	16,889	23,589	15,118	(14,418)	48,423
Net (loss) income	$(2,437)	$16,889	$23,589	$15,118	$(14,418)	$48,423

PER SHARE DATA

Basic (loss) income per share:	$(0.02)	$0.14	$0.26	$0.18	$(0.18)	$0.58

Diluted (loss) income per share:	$(0.02)	$0.13	$0.25	$0.18	$(0.18)	$0.46

Weighted average shares outstanding Basic	112,253	123,603	91,123	83,329	81,379	83,586
Diluted	112,253	126,326	92,579	85,040	81,379	130,882

OTHER DATA
Cash, cash equivalents and marketable equity securities	$70,282	$160,126	$229,962	$109,657	$109,657	$124,793
Total assets	1,026,617	861,194	918,732	808,909	808,909	814,003
Long-term debt	180,000	150,000	—	351,539	351,539	346,300
Stockholders’ equity (deficit)	146,588	130,048	374,790	(29,408)	(29,408)	(5,596)

The following items impact the comparability of our data from continuing operations:
•	On April 1, 2005, we acquired META for approximately $168.3 million in cash, excluding transaction costs. The results of META are included in our consolidated results beginning on that date. To fund the purchase of META, we borrowed $67.0 million under our revolving credit facility.

•	During Calendar 2005 we recorded $15.0 million in pre-tax charges related to the integration of META.

•	During Calendar 2005 we repurchased approximately 0.8 million of our common shares.

•	In Calendar 2004 we completed a tender offer in which we repurchased approximately 16.8 million of our common shares. Additionally, we also repurchased 9.2 million of our common shares from Silver Lake Partners and certain of its affiliates. We borrowed $200.0 million in connection with these purchases.

•	During Calendar 2003, our long-term debt was converted into equity.

•	Other charges, which included costs for severance, excess facilities, impairment of long-lived assets and exit from certain non-core product lines, on a pre-tax basis, of $29.2 million in Calendar 2005, $35.8 million for Calendar 2004, $29.7 million for Calendar 2003, $49.4 million for Calendar 2002, $32.2 million for Transition 2002, and $17.2 million for Fiscal 2002.

•	Pre-tax charges for the impairment of investments of $5.3 million in 2005, $3.0 million for Calendar 2004, $0.9 million for Calendar 2003, $4.2 million for Calendar 2002, $1.7 million for Transition 2002, and $2.5 million for Fiscal 2002.

•	Pre-tax goodwill impairment charges of $2.7 million in Calendar 2004. In the same year, $3.1 million of foreign currency charges related to the closing of certain operations in South America.

•	Gains (losses) on investments or assets and associated insurance claims, on a pre-tax basis, of $(0.5) million in Calendar 2005, $5.5 million for Calendar 2003, $0.5 million for Calendar 2002, and $1.3 million for Fiscal 2002.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
FORWARD-LOOKING STATEMENTS
In addition to historical information, this Annual Report contains forward-looking statements. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expect,” “should,” “could,” “believe,” ‘plan,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under Part 1, Item 1A, Risk Factors. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers should review carefully any risk factors described in our reports filed with the Securities and Exchange Commission.
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

BUSINESS SEGMENT	BUSINESS MEASUREMENTS

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

Average annualized revenue per billable headcount represents a measure of the revenue generating ability of an average billable consultant and is calculated periodically by multiplying the average billing rate per hour times the average utilization percentage times the billable hours available for one year.

Events	Number of events represents the total number of hosted events completed during the period.

Number of attendees represents the number of people who attend events.
EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION
During Calendar 2005, we acquired META Group, Inc. (“META”) in an all-cash transaction for $10.00 per share, or approximately $168.3 million, excluding transaction costs of $8.1 million. META was a publicly owned, premier information technology and research firm that was based in Stamford, Connecticut with about 715 employees. In 2004, META generated $141.5 million in revenue from 52 worldwide locations and had $90.8 million of assets at December 31, 2004. The results of operations of META are included in our consolidated financial results beginning April 1, 2005, the date of the acquisition. As of December 31, 2005 we have fully and successfully integrated META into our operations.
We initiated and completed several actions during Calendar 2005 to enhance shareholder value. We simplified our capital structure by eliminating our dual class stock, and since July 7th our common stock has been trading under one ticker symbol—IT. We believe this change increased the trading liquidity of our common stock for our shareholders. In September we completed a buy back of certain vested and outstanding stock options for cash, which resulted in the tender and cancellation of approximately 6.4 million options. We undertook the buy back to reduce the option overhang resulting from the high number of options outstanding. In October our Board of Directors authorized a $100.0 million common share repurchase program, and we repurchased approximately 838,000 of our common shares by the end of the year.
We enhanced our liquidity and financial flexibility during Calendar 2005 by amending our Credit Agreement. In addition to increasing our available credit and securing a more favorable amortization schedule, we also obtained more favorable covenant terms. We also reduced our exposure to rising interest rates on the term portion of the loan facility by entering into an interest rate swap agreement in the fourth quarter of Calendar 2005, which effectively converted the base floating rate on the base term loan to a fixed rate. We ended Calendar 2005 with $70.3 million in cash, which we believe is sufficient to meet our current needs, and our stockholders’ equity at December 31, 2005 was $146.6 million.
We believe that we have stabilized our core Research business and will continue to focus on growing its revenues. Research revenue was up 9% over the prior year, to $523.0 million; revenue was up about 3% excluding the impact of META and the effect of foreign currency. At December 31, 2005, contract value was $592.6 million, up 16%, or $83.4 million, from $509.2 million at December 31, 2004. This represents our highest contract value since September 30, 2000 and our second highest level ever. In addition, the growth in contract value shows increases across all regions as well as across the entire product portfolio. Our Research client retention rate at December 31, 2005 increased to 81% from 80% at the prior year-end, while wallet retention was down to 93% from 95% over the same period.
Consulting revenue for Calendar 2005 was up 16% over the prior year (revenue was up 11% excluding META and foreign currency impact), and we ended Calendar 2005 with a backlog of $119.9 million, a 7% increase from December 31, 2004. During Calendar 2005, our average consultant utilization rate was 62%, compared to 63% in the prior year, while billable headcount increased to 525 at December 31, 2005, compared to 475 at December 31, 2004. Our average annualized revenue per billable headcount was above $375,000.
Our Events business continues to deliver consistent and profitable growth. Our emphasis on managing the Events portfolio to retain our long-time successful events and introduce promising new events has resulted in continued positive revenue performance, with Calendar 2005 revenue up 9% over the prior year. Same event revenue also increased, up 5% over the prior year. Contributing to the increased revenue was a substantial increase in the number of events, with 70 held during Calendar 2005 as compared to 56 held in Calendar 2004.
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
Revenue recognition — We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), and SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Revenue by significant source is accounted for as follows:
•	Research revenues are derived from subscription contracts for research products. Revenues from research products are deferred and recognized ratably over the applicable contract term;

•	Consulting revenues are generated from fixed fee and time and material engagements. Revenue from fixed fee contracts is recognized on a percentage of completion basis. Revenues from time and materials engagements is recognized as work is delivered and/or services are provided;

•	Events revenues are deferred and recognized upon the completion of the related symposium, conference or exhibition;

•	Other revenues consists primarily of fees from research reprints and software licensing. Reprint fees are recognized when the reprint is shipped. Fees from software licensing is recognized when a signed non-cancelable software license exists, delivery has occurred, collection is probable, and the fees are fixed or determinable; and

•	The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that have a 30-day cancellation clause, but have not produced material cancellations to date. It is our policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue, since the contract represents a legally enforceable claim. For those government contracts that permit termination, we bill the client the full amount billable under the contract but only record a receivable equal to the earned portion of the contract. In addition, we only record deferred revenue on these government contracts when cash is received. Deferred revenues attributable to government contracts were $41.7 million and $40.9 million at December 31, 2005 and December 31, 2004, respectively. In addition, at December 31, 2005 and December 31, 2004, we had not recognized uncollected receivables or deferred revenues, relating to government contracts that permit termination, of $7.1 million and $4.2 million, respectively.
The preliminary purchase price allocation of the META acquisition includes an estimate of the fair value of the cost to fulfill the deferred revenue obligation assumed from META. The estimated fair value of the deferred revenue obligation was determined by estimating the costs to provide the services plus a normal profit margin, and did not include any costs associated with selling efforts. As a result, in allocating the purchase price we recorded adjustments to reduce the carrying value of META’s March 31, 2005 deferred revenue by approximately $12.6 million. Consequently, revenues related to META contracts existing at the date of acquisition in the amount of approximately $9.0 million that would have been recorded by META had it remained an independent entity were not recognized in Calendar 2005, and the remaining $3.6 million will impact Calendar 2006. As former META customers renew their contracts, we will recognize the full value of revenue from those new contracts over the respective contract periods.
Uncollectible fees receivable — The allowance for losses is composed of a bad debt and a sales and allowance reserve. Provisions are charged against earnings. The measurement of likely and probable losses and the allowance for uncollectible fees receivable is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires material estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of fees receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients’ liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due, and the effectiveness of our collection efforts. The following table provides our total fees receivable, along with the related allowance for losses (in thousands):

	December 31,
	2005	2004

Total fees receivable	$321,095	$266,139
Allowance for losses	(7,900)	(8,450)

Fees receivable, net	$313,195	$257,689

Impairment of goodwill and other intangible assets — The evaluation of goodwill is performed in accordance with Statement of Financial Accounting Standards No. 142, — “Goodwill and Other Intangible Assets” (“SFAS 142”). Among other requirements, this standard eliminated goodwill amortization upon adoption and requires ongoing annual assessments of goodwill impairment. The evaluation of other intangible assets is performed on a periodic basis. These assessments require management to estimate the fair values of our reporting units based on estimates of future business operations and market and economic conditions in developing long-term forecasts. If we determine that the fair value of any reporting unit is less than its carrying amount, we must recognize an impairment charge, for the associated goodwill of that reporting unit, to earnings in our financial statements. Goodwill is evaluated for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger a review for impairment include the following:
•	Significant under-performance relative to historical or projected future operating results;

•	Significant changes in the manner of our use of acquired assets or the strategy for our overall business;

•	Significant negative industry or economic trends;

•	Significant decline in our stock price for a sustained period; and

•	Our market capitalization relative to net book value.
Due to the numerous variables associated with our judgments and assumptions relating to the valuation of the reporting units and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty, and as additional information becomes known, we may change our estimates. During Calendar 2004, we recorded an impairment charge of $0.7 million in the first quarter relating to goodwill associated with certain operations in South America that were closed, and in the fourth quarter we recorded a goodwill impairment charge of $2.0 million related to the exit from certain non-core product lines.
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
We operate in numerous foreign taxing jurisdictions and our level of operations or profitability in each jurisdiction could have an impact upon the amount of income taxes that we provide in any given year. In addition, our tax filings for various tax years are subject to audit by the tax authorities in jurisdictions where we conduct business. These audits may result in assessments of additional taxes. We have provided for the amounts we believe will ultimately result from these audits. However, resolution of these matters involves uncertainties and there are no assurances that the ultimate resolution will not exceed the amounts provided.
In October 2005 we received an IRS Examination Report showing proposed changes that primarily relate to the valuation of intangible assets licensed to a foreign subsidiary and the calculation of payments under a cost sharing arrangement. See Item 3. Legal Proceedings for additional information.
Contingencies and other loss reserves and accruals — We record accruals for severance costs, lease costs associated with excess facilities, contract terminations and asset impairments as a result of actions we undertake to streamline our organization, reposition certain businesses and reduce ongoing costs. Estimates of costs to be incurred to complete these actions, such as future lease payments, sublease income, the fair value of assets, and severance and related benefits, are based on assumptions at the time the actions are initiated. To the extent actual costs differ from those estimates, reserve levels may need to be adjusted. In addition, these actions may be revised due to changes in business conditions that we did not foresee at the time such plans were approved. During Calendar 2005 we revised our previous estimate for costs and losses associated with excess facilities and we recorded a charge of approximately $8.2 million, primarily due to a reduction of office space in San Jose, California, where we consolidated employees from two buildings into one. The charge is included in Other charges along with severance, the option buyback, impairment, and other costs. Additionally, we record accruals for estimated incentive compensation costs during each year. Amounts accrued at the end of each reporting period are based on our estimates and may require adjustment as the ultimate amount paid for these incentives are sometimes not known until after year end.
CHANGE IN FISCAL YEAR
On October 30, 2002, we announced that our Board of Directors had approved a change of our fiscal year-end from September 30 to December 31, effective January 1, 2003. This change resulted in a three-month transitional period ending December 31, 2002. References to Transition 2002, unless otherwise indicated, refer to the three-month transitional period ended December 31, 2002. References to Fiscal 2002 and Fiscal 2001, unless otherwise indicated, are to the respective fiscal year period from October 1 through September 30. References to Calendar 2006, Calendar 2005, Calendar 2004, Calendar 2003, and Calendar 2002, unless otherwise indicated, are to the respective twelve-month period from January 1 through December 31.
RESULTS OF OPERATIONS
CALENDAR 2005 VERSUS CALENDAR 2004
Total revenues increased 11%, or $95.2 million, to $989.0 million during Calendar 2005 from $893.8 million during Calendar 2004.
•	Research revenues increased 9% in Calendar 2005 to $523.0 million, compared to $480.5 million in Calendar 2004, and comprised approximately 53% and 54% of total revenues in Calendar 2005 and Calendar 2004, respectively.

•	Consulting revenues in Calendar 2005 of $301.1 million were up 16% compared to the $259.4 in Calendar 2004, and comprised approximately 30% and 29% of total revenues in Calendar 2005 and Calendar 2004, respectively.

•	Events revenues were $151.3 million in Calendar 2005, an increase of 9% from the $138.4 million in Calendar 2004, and comprised approximately 15% of total revenues in both periods.

•	Other revenues, consisting principally of reprint and software licensing fees, decreased 13% to $13.6 million in Calendar 2005 from $15.5 million in Calendar 2004.
The effects of foreign currency translation had approximately a $1.1 million negative effect on total revenues for Calendar 2005 compared to Calendar 2004, while the META purchase added approximately $50.0 million of revenue. Excluding the effects of foreign currency translation and the META acquisition, revenues would have increased approximately 5% year-over-year. See the Segment Results section below for a further discussion of segment revenues.
Revenues increased in all regions. Revenues from sales to United States and Canadian clients increased 9% to $611.0 million in Calendar 2005 from $559.4 million in Calendar 2004. Revenues from sales to clients in Europe, the Middle East and Africa (“EMEA”) increased 13% to $296.8 million in Calendar 2005 from $263.0 million in Calendar 2004. Revenues from sales to clients in other international regions increased 14% to $81.2 million in Calendar 2005 from $71.4 million in Calendar 2004.
Cost of services and product development increased $52.1 million, or 12%, to $486.6 million in Calendar 2005 from $434.5 million in Calendar 2004, with foreign currency translation having a negligible impact. The increase in cost of services and product development on a year-to-date basis resulted primarily from an increase in salary and benefits expense of approximately $33.5 million, primarily driven by the addition of 140 people related to the META purchase, and higher bonus expense and sales commissions of $14.2 million and $5.0 million, respectively. The increase in bonus expense reflects the Company’s decision to restore bonus payouts to a competitive level. In addition, we had $5.3 million of higher conference expenses related to an increase in the number of events and attendees.
Cost of services and product development in Calendar 2005 benefited by the reversal of $2.1 million of prior years’ incentive compensation program accruals. Additionally, cost of services and product development during Calendar 2004 benefited by the reversal of $3.5 million of prior years’ incentive compensation program accruals. For Calendar 2005 and 2004, cost of services and product development as a percentage of sales was 49% for both periods.
Selling, general and administrative expenses increased $47.4 million, or 14%, to $397.3 million in Calendar 2005 from $349.8 million in Calendar 2004, with foreign currency translation having a negligible impact. The increase in SG&A expenses on a year-to-date basis was primarily driven by our continued investment in our sales organization, in which we now have over 700 sales associates, a 17% increase over Calendar 2004, reflecting the addition of 110 sales associates in 2005. We added 111 people related to the META purchase, including 80 sales associates, accounting for approximately $10.7 million of the increase. In addition to the $10.7 million increase attributable to META, other salary and benefit increases totaled $12.1 million, while bonus expense and sales commissions increased by $6.9 million and $7.0 million, respectively. Also, we had approximately $16.4 million of additional external consulting, facilities, outsourcing, and other charges. These charges were offset by the favorable impact of approximately $4.4 million of lower costs, primarily marketing, and production. SG&A expenses in Calendar 2005 benefited by the reversal of $0.9 million of prior years’ incentive compensation program accruals. During Calendar 2004, SG&A expenses benefited by the reversal of $3.3 million of prior year’s incentive compensation program accruals. During Calendar 2004 the Company reduced its allowance for doubtful accounts by $3.7 million as a result of increased collections and a decline in write-offs.
Depreciation expense for Calendar 2005 decreased 8% to $25.5 million, compared to $27.6 million for Calendar 2004. The reduction is due to a decline in capital spending, reflecting our disciplined capital spending on projects that support our strategic initiatives.
Amortization of intangibles increased to $10.2 million in Calendar 2005 from $0.7 million in the prior year due to the amortization of the $25.6 million of intangibles asset acquired in the META acquisition. The majority of the intangibles related to the META acquisition will be fully amortized by the end of Calendar 2006.

Goodwill impairments were $2.7 million in Calendar 2004, reflecting the write-off of goodwill related to the closing of certain operations in Latin America and other non-core product lines.
Other charges during Calendar 2005 were $29.2 million, which includes $10.7 million related to workforce reductions, $6.0 million for an option buyback, $8.2 million related to a reduction in office space, and $4.3 million of other charges. The Company severed a total of 150 employees in Calendar 2005 and estimates the annualized savings from the termination of these employees to be approximately $15.2 million. The Company plans to reinvest a significant portion of these savings into improving its products, processes, and infrastructure to help drive future growth.
During the fourth quarter of Calendar 2005, the Company recorded other charges of $1.5 million for costs associated with employee termination severance payments and related benefits for 27 employees. In addition, during the fourth quarter of Calendar 2005 the Company reversed approximately $0.7 million of previously accrued severance benefits because the amounts actually paid were less than estimated. During the third quarter of Calendar 2005, the Company recorded other charges of $6.0 million related to its completion of a one time offer to buy back certain vested and outstanding stock options for cash (See Note 8 — Equity and Stock Programs in the Notes to the Consolidated Financial Statements for additional information). During the second quarter of Calendar 2005, the Company recorded other charges of $8.2 million. Included in the second quarter charge was $8.2 million of costs primarily related to the reduction of office space in San Jose, California, by consolidating employees from two buildings into one. The Company also recorded a charge of $0.6 million associated with certain stock combination expenses, which was offset by a reversal of approximately $0.9 million of accrued severance and other charges that the Company determined would not be paid. During the first quarter of Calendar 2005, the Company recorded other charges of $14.3 million. Included in the charge was $10.6 million for costs associated with employee termination severance payments and related benefits. The workforce reduction was a continuation of the plan announced in the fourth quarter of Calendar 2004 which resulted in the termination of 123 employees during the three months ended March 31, 2005. In addition, during the first quarter of Calendar 2005 the Company also recorded other charges of approximately $3.7 million, primarily related to a restructuring of the Company’s international operations.
Other charges during Calendar 2004 were $35.8 million. Included in this amount was $29.7 million related to severance and benefits for 203 employees, including costs of $7.7 million related to the departure of our President and COO and our Chairman and CEO. Of the 203 employees, 132 were severed as part of the action plan announced in the fourth quarter of Calendar 2003. During Calendar 2004 the Company also revised its estimate of previously recorded costs and losses associated with excess facilities and recorded $2.3 million of additional provisions. The revised estimate was due to a decline in market lease rates for expected subleases, as well as a reduction in estimated periods of subleases. The Company also recorded charges in Calendar 2004 of $1.9 million related to the restructuring of certain internal systems, and $1.8 million for charges related to the exit from certain international and other non-core operations.
(Loss) gain on investments, net for Calendar 2005 includes non-cash charges of $5.1 million and $0.2 million during the first and second quarters, respectively, primarily related to writedowns of its investment in SI Venture Fund II, L.P. (“SI II”) which the Company had decided to sell in the fourth quarter of Calendar 2004. The Company recorded the writedown in the first quarter of Calendar 2005 to reduce the investment to its estimated net realizable value after receiving preliminary indications of interest to acquire the investment for less than its recorded value. The Company took the additional writedown in the second quarter of Calendar 2005 based on a preliminary sale agreement for which the proceeds were less than the recorded value. On August 2, Calendar 2005, the Company sold its investment in SI II for approximately $1.3 million, with no resulting gain or loss recorded on the sale since the investment was already at net realizable value. During the fourth quarter of Calendar 2005, the Company sold an investment in common stock it had acquired in the META acquisition for $0.7 million, and recorded a loss of $0.5 million, which is recorded in (Loss) gain from investments, net in the Consolidated Statements of Operations.
(Loss) gain on investments, net for Calendar 2004 was a loss of $3.0 million. In the fourth quarter of Calendar 2004, the Company made the decision to liquidate its equity investments in SI Venture Associates, L.L.C. (“SI I”) and to sell the Company’s interest in SI II. SI I and SI II were venture capital funds engaged in making investments in early to mid-stage IT-based or Internet-enabled companies, of which the Company owned 100% of SI I and 22% of SI II at December 31, 2004. In the fourth quarter of Calendar 2004, the Company recorded a charge of $1.5 million related to the liquidation of SI I, to include $0.8 million for the writedown of the investment and $0.7 million in related shutdown charges. No charges were recorded on SI II in the fourth quarter of Calendar 2004 related to the planned sale since management believed that the carrying value of the investment approximated its net realizable value. In the third quarter of Calendar 2004, the Company recorded a non-cash charge of $2.2 million related to the transfer of an investment to SI II, as well as a decrease in the Company’s ownership percentage in SI II of seven hundred basis points. The carrying value of the Company’s investments held by SI I and SI II were zero and $6.7 million, respectively, at December 31, 2004.
Other (expense), net for Calendar 2005 of $2.9 million consists primarily of net foreign currency exchange gains and losses. Other (expense), net of $3.9 million in Calendar 2004 includes the non-cash write-off of $3.1 million of accumulated foreign currency translation adjustments associated with certain of our operations in South America that we have closed. As a result of this decision we were required to reclassify these currency adjustments that have been accumulated within equity to earnings, in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation.”

Provision for income taxes was 144.8% and 51.0% of income before income taxes for Calendar 2005 and 2004, respectively. The increase in the effective tax rate for Calendar 2005, as compared to that of Calendar 2004, is principally due to the fact that the Company generated less income in low tax jurisdictions as compared to the prior year and recorded valuation allowances against capital losses and foreign tax credit carryforwards. The impact of these items is offset, in part, by benefits taken to reduce the overall tax expense on repatriated earnings as well as reductions for interest costs related to tax contingencies. The impact of the various positive and negative adjustments is amplified by lower pretax book income in 2005 as compared to 2004.
In Calendar 2004, we took a $5.0 million tax charge in anticipation of repatriating approximately $52.0 million in earnings from our non-US subsidiaries in Calendar 2005. The repatriation was expected to qualify for a one-time reduced tax rate pursuant to the American Jobs Creation Act. (AJCA). The charge was partially offset by a benefit of $2.5 million to release valuation allowance on foreign tax credits that were expected to be utilized before they expired.
In March 2005, we repatriated approximately $52.0 million in cash from our non-US subsidiaries. Also in 2005, we took into account technical corrections issued by the Treasury Department related to repatriating earnings under the AJCA. As a result of favorable provisions in the technical corrections, we realized a tax benefit of $3.6 million in 2005 that reduced the cumulative charge on the repatriated earnings to $1.4 million. In addition, as a consequence of the application of the technical corrections, we re-evaluated our ability to use foreign tax credits in the future and took a charge of $2.5 million to re-establish valuation allowance for foreign tax credits that will more likely than not expire unused.
Excluding the effect of certain one-time charges, the provision for income taxes for calendar years ended 2005 and 2004 would have been 36.6% and 36.0% respectively. In 2005, the most significant of these one-time charges included expenses related to the acquisition and integration of META, various capital losses and impairments, charges associated with the buy-back of under water stock options, and severance and facilities reduction charges. In 2004, the most significant of these one-time charges included nondeductible goodwill impairment, the write-off of accumulated foreign currency translation adjustments associated with certain South American operations, various capital losses and impairments, and severance and facilities reduction charges.
2005 SEGMENT RESULTS
We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain selling, general and administrative expenses, depreciation, amortization of intangibles, goodwill impairments, income taxes, META integration charges, and other charges. Gross contribution margin is defined as gross contribution as a percentage of revenues.
Research
Research revenues increased 9%, or $42.5 million, when comparing Calendar 2005 and Calendar 2004, with META contributing approximately $29.0 million, and growth in our Executive Programs accounting for the majority of the rest of the increase. The impact of foreign currency was immaterial. Excluding the impact of META and foreign currency, revenue was up 3%.
Research gross contribution of $310.0 million for Calendar 2005 increased from the $292.7 million for Calendar 2004, while the gross contribution margin for Calendar 2005 decreased to 59% from 61% in the prior year. The decrease in the gross contribution margin in Calendar 2005 was primarily due to increased revenues from our Executive Programs, which have lower margins than our core subscription products, an increase in compensation costs, mostly due to headcount related to the META acquisition, and the impact of converting META contract value to Gartner contract value. We have now transacted on approximately 95% of the META contract value.
Research contract value, an indicator of future research revenue, was $592.6 million at December 31, 2005, an increase of 16%, or $83.4 million, from $509.2 million at December 31, 2004. Approximately half of the increase in contract value is attributable to the META acquisition. Excluding the impact of foreign currency, contract value increased by approximately 13%. The research contract value of $592.6 million at December 31, 2005 represents our highest reported contract value since September 30, 2000.

At December 31, 2005, our research client retention rate increased 1 percentage point to 81% from 80% at December 31, 2004, while our wallet retention rate was 93% compared to 95% at December 31, 2004. Our Executive Program membership was 3,522 at December 31, 2005, up 18% from 2,975 at December 31, 2004, which is attributed to new business growth in North America and EMEA, as well as improved renewal rates and clients obtained as a result of the META acquisition. Our Executive Program membership remains the largest in our industry and has almost doubled in the last three years.
Consulting
Consulting revenues of $301.1 million for Calendar 2005 were up 16%, or $41.7 million, when compared to the $259.4 million in Calendar 2004, with META contributing approximately $18.0 million of the revenue growth. The revenue increase reflects strong organic growth in our core consulting services as well as in the performance-fee portion of our consulting business. The increase in the performance-fee business for Calendar 2005 includes revenues that the Company did not expect to close until the first quarter of 2006, and as a result our margin for that quarter will be impacted. The growth in our core consulting services reflects our continuing execution of our strategy of focusing on fewer accounts, attracting larger deals through integrated solutions, and enhancing engagement profitability through improved resource management. Revenue in Calendar 2005 increased despite our exit from certain less profitable consulting practices and geographies in Calendar 2004. The effect of foreign currency exchange rates reduced revenues by approximately 1%. Excluding the impact of META and foreign currency, revenue was up 11%.
Consulting gross contribution of $125.7 million for Calendar 2005 increased significantly from the prior year, up 36% from the $92.7 million for Calendar 2004, primarily due to higher profitability per engagement, as well as the impact of the timing of performance-fees discussed above. Gross contribution margin for Calendar 2005 increased to 42% from 36% in the prior year. Consulting utilization rates were 62% during Calendar 2005 as compared to 63% during Calendar 2004, while our billable rate was over $350 per hour in Calendar 2005, compared to a $318 per hour billable rate in Calendar 2004. Our billable headcount increased to 525 at December 31, 2005 as compared to 475 at December 31, 2004, an 11% increase, primarily related to consultants from the META acquisition. Our average annualized revenue per billable headcount was approximately $390,000 in Calendar 2005 compared to $342,000 in Calendar 2004.
Consulting backlog, which represents future revenues to be recognized from in-process consulting, measurement and SAS, increased 7%, or $8.1 million, to $119.9 million at December 31, 2005, compared to $111.8 million at December 31, 2004.
Events. Events revenues increased 9%, or $12.9 million, to $151.3 million for Calendar 2005, compared to $138.4 million for Calendar 2004, with approximately $2.4 million of the increase related to META. Changes in foreign currency exchange rates had a negligible effect on revenues when comparing Calendar 2005 to Calendar 2004. Excluding META and foreign currency, revenue was up 8%. The revenue increase was primarily due to an increase in the number of events, to 70 for Calendar 2005 compared to 56 in the prior year period, as we added 15 new events in new topic areas and geographies. Revenue increased to a lesser extent due to continued performance from our recurring events, for which revenue was up about 5% year over year. The number of attendees at our Events increased by about 14% in Calendar 2005 compared to Calendar 2004, rising to 35,502 from 31,223, respectively.
Gross contribution of $76.1 million for Calendar 2005 was 9.6% higher than the $69.5 million recorded in Calendar 2004. As a percentage of revenues, gross contribution was 50% during Calendar 2005 and Calendar 2004. Since new events typically run at lower margins in their first year of existence, the 15 new events we launched in Calendar 2005 had slightly lower margins than existing events. However, in addition to launching these new events, we continued to rationalize our existing portfolio by exiting from events that no longer met our profit targets. As a result of this active portfolio management, we were able to deliver a flat contribution margin year-over-year.
CALENDAR 2004 VERSUS CALENDAR 2003
Total revenues increased 4% to $893.8 million during Calendar 2004 from $858.4 million during Calendar 2003.
•	Research revenues increased 3% in Calendar 2004 to $480.5 million, compared to $466.9 million in Calendar 2003, and comprised approximately 54% of total revenues in both Calendar 2004 and Calendar 2003.
•	Consulting revenues in Calendar 2004 of $259.4 were up slightly compared to the $258.6 in Calendar 2003, and comprised approximately 29% and 30% of total revenues in Calendar 2004 and Calendar 2003, respectively.
•	Events revenues were $138.4 million in Calendar 2004, an increase of 16% from the $119.4 million in Calendar 2003, and comprised approximately 15% of total revenues in Calendar 2004 versus 14% in Calendar 2003.
•	Other revenues, consisting principally of reprint and software licensing fees, increased 15% to $15.5 million in Calendar 2004 from $13.6 million in Calendar 2003.
The effects of foreign currency translation had approximately a 3% positive effect on total revenues for Calendar 2004 compared to Calendar 2003. Excluding the positive effects of foreign currency translation, revenues would have increased approximately 1% year-

over-year. See the Segment Results section below for a further discussion of segment revenues.
Revenues increased in all regions year-over-year. Revenues from sales to United States and Canadian clients increased 4% to $559.4 million in Calendar 2004 from $535.7 million in Calendar 2003. Revenues from sales to clients in Europe, the Middle East and Africa (“EMEA”) increased 4% to $263.0 million in Calendar 2004 from $252.3 million in Calendar 2003. Revenues from sales to clients in other international regions increased 1% to $71.4 million in Calendar 2004 from $70.5 million in Calendar 2003.
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
For all of Calendar 2004, we recorded total charges of $29.7 million related to the realignment of our workforce, including costs of $7.7 million related to the departure of our President and our former CEO. The realignment resulted in the termination of 203 employees for the full year. The annualized savings from the termination of these employees would be approximately $23.3 million. However, we plan to reinvest a significant portion of these savings into improving our products, processes, infrastructure, and to fund increases in sales capacity to drive future growth.
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
Other charges of $29.7 million during Calendar 2003 were for costs for employee severance and benefits associated with workforce reductions initiated under two separate actions, $5.4 million during the first quarter of Calendar 2003 and $14.6 million during the fourth quarter of Calendar 2003. Additionally, during the fourth quarter of Calendar 2003, we revised our estimates of previously recorded costs and losses associated with excess facilities and recorded $9.7 million of additional provisions. The revised estimate was due to a decline in market lease rates for expected subleases, as well as a reduction in estimated periods of subleases. The workforce reduction that occurred during the first quarter of Calendar 2003 was a continuation of the action taken in Transition 2002, which resulted in the termination of 92 employees, or approximately 2% of our workforce. The purpose of this reduction was to reduce costs in underperforming segments. The workforce reduction that occurred during the fourth quarter of Calendar 2003 resulted in the termination of 130 employees, or approximately 3% of our workforce. The purpose of this workforce reduction was part of an effort to streamline operations, strengthen key consulting practices, and align our organizational structure to focus on client needs. These remaining payments associated with the workforce reduction were completed in the second quarter of Calendar 2004 and were funded out of existing cash.
(Loss) gain on investments, net during Calendar 2004 was a loss of $3.0 million. In the fourth quarter of Calendar 2004, we recorded a charge of $0.8 million related to the liquidation of SI I. In addition, we recorded an additional charge of $0.7 million in related liquidation costs, which is recorded in Other charges. In the third quarter of Calendar 2004, we recorded a charge of $2.2 million for the transfer of our investment in TruSecure to SI II, as well as a decrease in our ownership percentage in SI II of seven hundred basis points. As a result of this transfer and the decrease in ownership, we were relieved of all future capital calls, which had totaled $4.0 million. See Note 3 — Investments in the Notes to the Consolidated Financial Statements for additional information.
(Loss) gain on investments, net during Calendar 2003 was a gain of $4.7 which included a $5.5 million insurance recovery received during Calendar 2003 associated with previously incurred losses arising from the sale of a business. Also included was an impairment loss of $0.9 million associated with a minority-owned investment not publicly traded. We evaluated the investment for impairment because of the investee’s recapitalization due to its lack of capital resources to redeem its mandatorily redeemable equity, which led us to write the investment down to our estimate of fair value.
The conversion of our outstanding convertible debt to equity during the fourth quarter of Calendar 2003 decreased our interest expense. However, due to the new credit agreement signed in the third quarter of Calendar 2004, interest expense will increase in the future.
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
Provision for income taxes was 51.0% and 33.4% of income before income taxes for Calendar 2004 and 2003, respectively. The increase in the effective tax rate for Calendar 2004, as compared to that of Calendar 2003, reflects the impact of a planned repatriation of foreign earnings in Calendar 2005 at a one-time favorable tax rate pursuant to the Jobs Creation Act of 2004.
Excluding the effect of certain one-time charges, the provision for income taxes for calendar years ended 2004 and 2003 would have been 36.0% and 33.0% respectively. In Calendar 2004, the most significant of these one-time charges included nondeductible goodwill impairment, the write-off of accumulated foreign currency translation adjustments associated with certain South American operations, various capital losses and impairments, and severance and facilities reduction charges. In Calendar 2003, the most significant of these one-time charges included various capital losses and impairments, and severance and facilities reduction charges.
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
Research contract value, an indicator of future research revenue, was $509.2 million at December 31, 2004, an increase of 6% from $482.2 million at December 31, 2003, with roughly half of the increase due to the effects of foreign currency. The research contract value of $509.2 million at December 31, 2004 represented our highest reported contract value since the first quarter of Calendar 2002. During this period, we focused on stabilizing and then growing revenue in our core Research business. This continued focus began to yield the desired outcome during the latter half of Calendar 2003. We ended the latter half of 2003 with two consecutive quarters of sequential increases in contract value after seven consecutive quarters of sequentially decreasing contract value. Contract value increased sequentially again in the first quarter of Calendar 2004, decreased slightly during the second quarter of Calendar 2004, and increased sequentially again in both the third and fourth quarters of Calendar 2004.
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
Consulting gross contribution of $92.7 million for Calendar 2004 increased 7% from the $86.8 million for Calendar 2003, while gross contribution margin for Calendar 2004 increased to 36% from 34% in the prior year. The increase in the gross contribution margin was primarily attributable to higher consultant utilization rates, which were approximately 63% during Calendar 2004 as compared to approximately 54% during Calendar 2003, as the effects of the realignment were realized, and the reduction in our billable headcount to 475 at December 31, 2004 as compared to 526 at December 31, 2003, a 10% decrease. Our billable rate was $327.00 per hour in Calendar 2004, a 7% increase from the $306.00 rate in Calendar 2003, which is due to more efficient use of staff globally and a higher billable rate in EMEA due to the effects of foreign exchange.
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
Events
Events revenues increased 16% to $138.4 million for Calendar 2004, compared to $119.4 million for Calendar 2003. Changes in foreign currency exchange rates had approximately a 2% favorable impact on revenues when comparing Calendar 2004 to Calendar 2003. Revenues increased despite having one less event during Calendar 2004 as compared to Calendar 2003, with 56 and 57 events, respectively. Revenue for Calendar 2004 increased due to higher attendance and higher average exhibitor revenue, resulting in higher average revenue per event in our recurring events. Attendance at Events increased to 31,223 in Calendar 2004 from 27,547 in Calendar 2003, a 13% increase, which is attributed to the popularity of the topics offered.
Gross contribution of $69.5 million for Calendar 2004 was 24% higher than the $56.0 million recorded in Calendar 2003. As a percentage of revenues, gross contribution increased to 50% during Calendar 2004 from 47% during Calendar 2003. The increase in gross contribution margin was due to the mix of events as well as lower personnel and marketing costs. Also, during Calendar 2003, we invested more in marketing and promoting our events to maintain our attendance levels during a weak economy, especially in the technology sector.
LIQUIDITY AND CAPITAL RESOURCES
Calendar 2005
Cash provided by operating activities totaled $27.1 million for Calendar 2005, compared to $48.2 million for the prior year, a $21.1 million decline. The net decrease in cash flow from operating activities was due primarily to the payment of $35.0 million of META integration payments, higher employee salary costs, primarily related to higher headcount due to the acquisition of META, and to a lesser extent, a shift in the mix of our products in the Research segment from higher margin core research to lower margin Executive Programs. Offsetting these decreases was a $12.0 million reduction in bonus payments and a decline of approximately $10.0 million in severance and related payments.
Cash used in investing activities increased to $181.0 million during Calendar 2005 as compared to $29.0 million in the prior year, primarily due to the acquisition of META, which was completed on April 1, 2005. The Company’s net cash investment in META was approximately $176.4 million of cash paid, including transaction costs, less the $15.1 million acquired from META. Offsetting the cash paid for META was a decline in capital expenditures, which decreased $2.7 million for Calendar 2005 as compared to Calendar 2004, and $2.1 million in cash received from the sale of the Company’s investment in SI II and other investments.
Cash provided by financing activities totaled $70.0 million for Calendar 2005, compared to $97.2 million of cash used for Calendar 2004. The increase was primarily driven by the borrowing of additional debt in Calendar 2005 and cash used in Calendar 2004 for stock repurchases.
We had an additional $56.7 million of debt at December 31, 2005 compared to the prior year end. During Calendar 2005 we borrowed $327.0 million and we repaid $271.3 million. We borrowed $250.0 million on June 29, 2005 related to the refinancing of our debt by entering into an Amended and Restated Credit Agreement (as discussed in Note 6 — Debt in the Notes to the Consolidated Financial Statements), $67.0 million in April under the revolver related to the META acquisition, and $10.0 million under the revolver which was used to make the second quarter of Calendar 2005 quarterly payment on the term loan. Of the $271.3 million repaid during Calendar 2005, we paid $247.0 million on June 29, 2005 related to the refinancing, we made $23.4 million in quarterly debt payments, and we paid $0.9 million for a note payable we acquired in the META acquisition. We also paid $1.1 million in debt issue costs during the second quarter of Calendar 2005 related to the refinancing of our debt.
We received proceeds from stock issued for stock plans of $31.0 million during Calendar 2005 as compared to $67.9 million in the prior year as a result of our higher stock price during 2004 as compared to 2005, which resulted in more stock option exercises by employees in 2004. The Company used $6.0 million of cash, including expenses, to buy back employee stock options in the third and fourth quarters of Calendar 2005. In the fourth quarter of Calendar 2005 we used $9.6 million of cash to repurchase our stock, while in 2004 we used $346.1 million of cash for a stock tender offer and $6.1 million of cash for treasury stock purchases.
At December 31, 2005, cash and cash equivalents totaled $70.2 million. The effect of exchange rates decreased cash and cash equivalents by $6.0 million during Calendar 2005, and was due to the strengthening of the U.S. dollar against certain foreign currencies, primarily the Euro and Sterling.
Calendar 2004
Cash provided by operating activities during Calendar 2004 totaled $48.3 million compared to $136.3 million in Calendar 2003. The net decrease in cash flow from operating activities of $88.0 million was due to several factors. We paid $27.0 million in bonuses during 2004 compared to zero in Calendar 2003. No bonuses were paid during Calendar 2003 as they had previously been paid during the quarter ended December 31, 2002 but are now being paid during the first half of the year as a result of our change in fiscal year that became effective January 1, 2003. As a result, the 2003 bonuses were paid in Calendar 2004. Further, we paid a portion of our 2004 bonuses in the third quarter of Calendar 2004 in accordance with the current year corporate bonus plan. Additionally, cash from operating activities declined because we paid approximately $14.0 million more in severance during Calendar 2004 than in Calendar 2003. The net decrease in cash flow from operating activities was also due to the accelerated collection of receivables in Calendar 2003 which improved operating cash flow in that year by approximately $26.0 million, which was not repeated in Calendar 2004. Lastly, approximately $15.0 million of certain accrued liabilities booked in the fourth quarter of Calendar 2003 were paid in the first quarter of Calendar 2004.
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
Cash used by financing activities totaled $97.3 million for Calendar 2004, compared to $3.0 million used in Calendar 2003. We purchased $352.3 million of our common stock for treasury during Calendar 2004, of which $346.2 million represents the tender offer and Silver Lake repurchases, inclusive of related costs, as compared to $43.4 million during the prior year. We received proceeds from stock issued for stock plans of $67.8 million during Calendar 2004, as compared to $41.7 million during the prior year. This increase is a result of higher stock option exercises by our employees as increases in our stock price caused a significantly larger percentage of our vested stock options to be in the money during Calendar 2004 as compared to Calendar 2003. We borrowed $200 million related to the tender in the third quarter of Calendar 2004, receiving proceeds, net of debt issuance costs, of $197.2 million. We repaid $10.0 million of this debt in the fourth quarter of Calendar 2004.
At December 31, 2004, cash and cash equivalents totaled $160.1 million. The effect of exchange rates increased cash and cash equivalents by $8.1 million during Calendar 2004, and was due to the weakening of the U.S. dollar against certain foreign currencies, primarily the Euro and Sterling.
Obligations and Commitments
The Company has a $325.0 million, unsecured five-year Credit Agreement with a bank group led by JPMorgan Chase Bank consisting of a $200.0 million term loan and a $125.0 million revolving credit facility. The revolving credit facility may be increased up to $175.0 million. As of December 31, 2005, there was $196.7 million outstanding on the term loan and $50.0 million outstanding on the revolving credit facility. As of December 31, 2005, the Company had approximately $45.6 million borrowing capacity under the revolving credit facility.
The term loan will be repaid in 19 quarterly installments, with the final payment due on June 29, 2010. The revolving credit facility may be used for loans, and up to $15.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and reborrowed until June 29, 2010, at which time all amounts borrowed must be repaid. The loans bear interest, at the Company’s option, at a rate equal to the greatest of the Administrative Agent’s prime rate, the Administrative Agent’s rate for three-month certificates of deposit (adjusted for statutory reserves) and the average rate on overnight federal funds plus 1/2 of 1% plus a spread equal to between 0.00% and 0.75%

depending on the Company’s leverage ratio as of the fiscal quarter most recently ended, or at the Eurodollar rate (adjusted for statutory reserves) plus a spread equal to between 1.00% and 1.75%, depending on the Company’s leverage ratio as of the fiscal quarter most recently ended.
The Credit Agreement contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum annualized contract value ratio and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures and make investments. Gartner’s obligations under the credit facility are guaranteed by Gartner’s U.S. subsidiaries. It also contains events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of Gartner’s obligations under the Credit Agreement and an obligation of any or all of the guarantors to pay the full amount of Gartner’s obligations under the Credit Agreement.
In December 2005 the Company entered into an interest rate swap agreement to hedge the base interest rate risk on the term loan. The effect of the swap is to convert the floating base rate on the term loan to a fixed rate. Under the swap terms, the Company will pay a 4.885% fixed rate and in return will receive a three-month LIBOR rate. The three-month LIBOR rate received on the swap will match the base rate paid on the term loan since both use three-month LIBOR. The swap had an initial notional value of $200.0 million which will decline as payments are made on the term loan so that the amount outstanding under the term loan and the notional amount of the swap will always be equal. The swap had a notional amount of $196.7 million at December 31, 2005, which was the same as the outstanding amount of the term loan.
In October 2005, the Company’s Board of Directors authorized a $100.0 million common share repurchase program. Repurchases under the program will be made from time-to-time through open market purchases and/or block trades. Repurchases are subject to the availability of our common stock, prevailing market conditions, the trading price of the Company’s common stock, and our financial performance. The Company intends to fund the repurchases from cash flow from operations but may also borrow under the Company’s existing Credit Agreement. During the fourth quarter of Calendar 2005, the Company repurchased 837,800 shares of its common stock under this program for a total purchase price of $11.1 million, of which $1.5 million was paid in early January 2006 when the related share repurchase transactions settled.
We believe that our existing cash balances, together with cash from our operating activities and the additional borrowing capacity under our amended five-year revolving credit facility, will be sufficient for our expected short-term and foreseeable long-term needs.
The following table represents our contractual cash commitments at December 31, 2005 (in millions), including contractual commitments related to the META acquisition. The table excludes interest payments under our credit facility:

		Less Than	1 - 3	4 - 5	More Than
	Total	1 Year	Years	Years	5 Years
Operating leases (1)	$204.9	$32.7	$54.3	$41.2	$76.7
Borrowings (2)	246.7	61.7	70.0	115.0	—
Severance associated with workforce reductions (1)	4.0	3.7	.3	—	—
Contract terminations and other (1)	1.7	1.1	.6	—	—
Deferred compensation arrangement (3)	16.6	2.3	2.9	2.3	9.1
Common stock repurchase program (4)	1.5	1.5	—	—	—
Miscellaneous service agreements	0.3	0.3	—	—	—

Totals	$475.7	$103.3	$128.1	$158.5	$85.8

(1)	Includes liabilities related to META recorded under EITF 95-3 (see Note 2 — Acquisition of META in the Notes to the Consolidated Financial Statements).

(2)	The $61.7 million due in less than one year includes $50.0 million drawn on our revolving credit facility. Although the terms of the Credit Agreement do not require payment until 2010, it is currently our intent to repay this amount within one year.

(3)	Represents a liability under the Company’s supplemental deferred compensation arrangement (see Note 12 — Employee Benefits in the Notes to the Consolidated Financial Statements). Amounts payable to active employees whose termination date is unknown have been included in the more than 5 years category since the Company cannot estimate when the amounts will be paid.

(4)	Represents $1.5 million paid in early January 2006 when the related share repurchase transactions settled.

QUARTERLY FINANCIAL DATA
(in thousands, except per share data)

Calendar 2005	First (4)	Second	Third	Fourth
Revenues	$199,824	$274,569	$225,311	$289,300
Operating (loss) income (1)	(10,786)	5,138	1,186	29,742
Net (loss) income (2)	(14,707)	(819)	(1,721)	14,810
Net (loss) income per share (3):
Basic	$(0.13)	$(0.01)	$(0.02)	$0.13
Diluted	(0.13)	(0.01)	(0.02)	0.13

(in thousands, except per share data)
Calendar 2004	First (4)	Second (4)	Third	Fourth

Revenues	$208,667	$227,857	$201,888	$255,409
Operating income (1)	6,171	15,786	5,477	15,225
Net income (2)	464	11,028	160	5,237
Net income per share (3):
Basic	$0.00	$0.08	$0.00	$0.05
Diluted	0.00	0.08	0.00	0.05
(1)	Calendar 2005 includes Other charges of $14.3 million in the first quarter, $8.2 million in the second quarter, $6.0 million in the third quarter, and $0.7 million in the fourth quarter. Calendar 2004 includes Other charges of $10.5 million in the first quarter, $9.1 million in the second quarter, $4.3 million in the third quarter, and $11.9 million in the fourth quarter.
(2)	Calendar 2005 includes losses on investments of $5.1 million, $0.2 million, and $0.5 million in the first, second and fourth quarters, respectively. Calendar 2004 includes losses on investments of $2.2 million and $0.8 million in the third and fourth quarters, respectively. Calendar 2004 also includes $2.9 million and $0.2 million of accumulated foreign currency translation charges in the first and fourth quarters, respectively, and $0.7 million and $2.0 million of goodwill impairment in the first and fourth quarters, respectively.
(3)	The aggregate of the four quarters’ basic and diluted earnings per common share may not equal the reported full calendar amounts due to the effects of dilutive securities and rounding.
(4)	During the first quarter of Calendar 2005, and the first and second quarters of Calendar 2004, we recorded adjustments for certain prior year incentive compensation accruals, including bonuses, which provided a benefit to operating income of approximately $2.9 million, $2.5 million and $4.3 million, respectively.
RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes,” which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. The statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.
In December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123R, “Share-Based Payment” (SFAS No. 123R). This statement replaces SFAS No. 123 and APB 25 and will require the recognition of expense for share-based payments, to include the value of stock options and other equity awards granted to employees. The revised statement was originally effective for periods beginning after June 15, 2005, with early adoption permitted. On April 21, 2005 the SEC issued a standard that amends the date of compliance with SFAS No. 123R (“the SEC amendment”). Under the SEC amendment, SFAS No. 123R must be adopted beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. Gartner adopted SFAS No. 123R on January 1, 2006, under the modified prospective method of adoption.
Projecting the amount of future stock compensation expense is inherently difficult as it is dependent on the type and amount of future awards granted, and the volatility and price of our common stock on the date of grant. The Company is currently reviewing its stock compensation strategy and anticipates that it will make changes to the types of equity awards that it will grant in the future. Based on our current estimates, we project that the adoption of SFAS 123R will result in $12.0 million to $14.0 million of pre-tax expense in Calendar 2006, which will have a materially negative impact on our earnings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
As of December 31, 2005, we have exposure to changes in interest rates since we had $246.7 million outstanding on our unsecured credit agreement with JPMorgan Chase Bank, with $196.7 million outstanding on the term loan and $50.0 million outstanding on the revolver. Under the credit agreement, the interest rate on our borrowings is LIBOR plus an additional 100 to 150 basis points based on our debt-to-EBITDA ratio. During the fourth quarter of Calendar 2005 we entered into an interest rate swap contract which effectively converts the floating base interest rate on the term loan to a fixed rate. Accordingly, the base interest rate risk on the term loan has been eliminated, but we are still exposed to interest rate risk on the revolver. However, a 25 basis point increase or decrease in interest rates would only have an approximate $0.3 million pre-tax annual effect under the revolver when fully utilized.
Investment Risk
We are exposed to market risk as it relates to changes in the market value of our equity investments. As of December 31, 2005, we had investments in equity securities totaling $0.3 million (see Note 3 — Investments in the Notes to the Consolidated Financial Statements). If there were a 100% adverse change in the value of our equity portfolio as of December 31, 2005, this would result in a non-cash impairment charge of approximately $0.3 million.
Foreign Currency Exchange Risk
We face two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the stockholders’ equity section of the Consolidated Balance Sheets. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the United States dollar. Since the functional currencies of our foreign operations are generally denominated in the local currency of our subsidiaries, the foreign currency translation adjustments are reflected as a component of stockholders’ equity and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included within Other income (expense), net within the Consolidated Statements of Operations. Currency transaction gains (losses), net were $(2.8) million, $(3.1) million, and $0.5 million during 2005, 2004 and 2003, respectively.
From time to time we enter into foreign currency forward exchange contracts or other derivative financial instruments to offset the effects of adverse fluctuations in foreign currency exchange rates. Foreign exchange forward contracts are reflected at fair value with unrealized and realized gains and losses recorded in earnings. The following table presents information about our foreign currency forward contracts outstanding as of December 31, 2005, expressed in U.S. dollar equivalents:

			Forward
Currency		Contract	Exchange	Unrealized	Expiration
Purchased	Currency Sold	Amount	Rate	Gain (Loss)	Date
YEN	EUR	3,595,000	.0072	(14,000)	January 24, 2006
EUR	SGD	612,000	1.9631	4,000	January 24, 2006
AUD	EUR	3,340,000	.6212	(20,000)	January 24, 2006
EUR	SEK	1,119,000	9.3849	4,000	January 24, 2006
DKK	EUR	2,189,000	.1340	(1,000)	January 24, 2006
CHF	EUR	4,447,000	.6439	(11,000)	January 24, 2006
GBP	EUR	3,101,000	1.4560	(3,000)	January 24, 2006
EUR	USD	2,582,000	1.1803	16,000	January 24, 2006
USD	EUR	17,815,000	.8398	46,000	January 26, 2006
USD	AUD	3,448,000	1.3762	(33,000)	January 26, 2006
USD	EUR	10,570,000	.8386	42,000	January 26, 2006

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our consolidated financial statements for 2005, 2004, and 2003, together with the reports of KPMG LLP, independent registered public accounting firm, dated March 10, 2006, are included in this Annual Report on Form 10-K beginning on Page 32.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls
Management conducted an evaluation, as of December 31, 2005, of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed or submitted under the Act.
Management’s Annual Report on Internal Control Over Financial Reporting
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of the Board of Directors.
Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2005, Gartner’s internal control over financial reporting was effective.
Gartner’s independent registered public accountants KPMG LLP, have issued an attestation report on management’s assessment of Gartner’s internal control of financial reporting. This report appears on page 34.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required to be furnished pursuant to this item will be set forth under the captions “Proposal One: Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed no later than April 30, 2006. If the Proxy Statement is not filed with the Commission by April 30, 2006, such information will be included in an amendment to this Annual Report filed by April 30, 2006.
NYSE Certification
The NYSE requires that the chief executive officers of its listed companies certify annually to the NYSE that they are not aware of violations by their companies of NYSE corporate governance listing standards. The Company submitted a non-qualified certification by its Chief Executive Officer to the NYSE last year in accordance with the NYSE’s rules.
ITEM 11. EXECUTIVE COMPENSATION.
The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the caption “Executive Compensation” in the Proxy Statement or if the Proxy Statement is not filed with the Commission by April 30, 2006, such information will be included in an amendment to this Annual Report filed by April 30, 2006.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required to be furnished pursuant to this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement or if the Proxy Statement is not filed with the Commission by April 30, 2006, such information will be included in an amendment to this Annual Report filed by April 30, 2006.
The following table provides information as of December 31, 2005, regarding the number of shares of our common stock that may be issued under our equity compensation plans:

				Column C
				Number of Securities
	Column A		Column B	Remaining Available
	Number of Securities		Weighted-Average	for Future Issuance
	to be Issued Upon		Exercise Price of	Under Equity
	Exercise of		Outstanding	Compensation Plans
	Outstanding Options,		Options, Warrants	(Excluding Securities
Plan Category	Warrants and Rights		and Rights	in Column A)

Equity Compensation Plans Approved by Stockholders:
Stock option plans	11,024,178	(1)	$11.54	10,929,767	(2)
2002 Employee Stock Purchase Plan	—		—	2,193,331
Equity Compensation Plans Not Approved by
Stockholders	6,589,413	(3)	9.58	—

Total	17,613,591		$10.81	13,123,098

(1)	Consists of the 1991 Stock Option Plan, the 1993 Directors Stock Option Plan, the 1994 Long-Term Option Plan, the 1996 Long-Term Option Plan, the 1998 Long Term Stock Option Plan and the 2003 Long Term Incentive Plan.

(2)	Consists of the 2003 Long-Term Incentive Plan.

(3)	Consists of the 1999 Stock Option Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information required to be furnished pursuant to this item will be set forth under the caption “Certain Relationships and Transactions” in the Proxy Statement or if the Proxy Statement is not filed with the Commission by April 30, 2006, such information will be included in an amendment to this Annual Report filed by April 30, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement or if the Proxy Statement is not filed with the Commission by April 30, 2006, such information will be included in an amendment to this Annual Report filed by April 30, 2006.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) 1. and 2. Consolidated Financial Statements and Schedules
The reports of our independent registered public accounting firm and consolidated financial statements listed in the Index to Consolidated Financial Statements on page 32 hereof are filed as part of this report.
All financial statement schedules not listed in the Index have been omitted because the information required is not applicable or is shown in the consolidated financial statements or notes thereto.
3. Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
3.1a(1)	Restated Certificate of Incorporation of the Company.
3.1c(2)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and Series B Junior Participating Preferred Stock of the Company, dated as of March 1, 2000.
3.2(3)	Amended Bylaws, as amended through February 2, 2006.
4.1(1)	Form of Certificate for Common Stock as of June 2 2005.
4.2(4)	Amended and Restated Rights Agreement, dated as of August 31, 2002, between the Company and Mellon Investor Services LLC (as successor Rights Agent of Fleet National Bank).
4.3(5)	Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of August 31, 2002, by and between the Company and Mellon Investor Services LLC (as successor Rights Agent of Fleet National Bank), dated June 30, 2003, by and between the Company and Mellon Investor Services LLC.
4.4 (1)	Amended and Restated Credit Agreement, dated as of June 29, 2005, to the Credit Agreement, dated as of August 12, 2004, among the Company, the several lenders from time to time parties, and JPMorgan Chase Bank, N.A. as administrative agent. (the “Credit Agreement”)
4.5(16)	First Amendment to the Amended and Restated Credit Agreement, dated as of June 29, 2005, to the Credit Agreement, dated as of August 12, 2004, among the Company, the several lenders from time to time who are parties, and JPMorgan Chase Bank, N.A. as administrative agent.
10.1(6)	Form of Indemnification Agreement.
10.2(4)	Amended and Restated Securityholders Agreement dated as of July 12, 2002 among the Company, Silver Lake Partners, L.P. and other parties thereto.
10.3(7)	Lease dated December 29, 1994 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut.
10.4(8)	Lease dated May 16, 1997 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, 88 Gatehouse Road and 10 Signal Road, Stamford, Connecticut (amendment to lease dated December 29, 1994, see exhibit 10.3a).
10.5(7)ª	1991 Stock Option Plan as amended and restated on October 19, 1999.
10.6(9)ª	1993 Director Stock Option Plan as amended and restated on April 14, 2000.
10.7(10)ª	2002 Employee Stock Purchase Plan, as Amended and Restated Effective June 1, 2005.
10.8(1) ª	1994 Long Term Stock Option Plan, as amended and restated on October 12, 1999.
10.9(1)ª	1998 Long Term Stock Option Plan, as amended and restated on October 12, 1999.
10.10(1)ª	1996 Long Term Stock Option Plan, as amended and restated on October 12, 1999.
10.11(11)ª	1999 Stock Option Plan
10.12(1)ª	2003 Long-Term Incentive Plan
10.13 (12)ª	Employment Agreement between Eugene A. Hall and the Company dated as of October 15, 2004
10.14(13)ª	Restricted Stock Agreement by and between Eugene A. Hall and the Company dated November 9, 2005.
10.15(14) ª	Company Deferred Compensation Plan, Effective January 1, 2005.
10.16(15)	Company Executive Benefits Program.
21.1*	Subsidiaries of Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see Signature Page).
31.1*	Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed with this document.
ª Management compensation plan or arrangement.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 29, 2005 as filed on July 6, 2005.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 1, 2000 as filed on March 7, 2000.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 2, 2006 as filed on February 7, 2006.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed on December 29, 2002.

(5)	Incorporated by reference from the Company’s Amendment Number 2 to Form 8-A as filed on June 30, 2003.

(6)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33-67576), as amended, effective October 4, 1993.

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed on December 21, 1995

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on December 22, 1999.

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed on May 4, 2004.

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed on May 10, 2005.

(11)	Incorporated by reference from the Company’s Form S-8 as filed on February 16, 2002.

(12)	Incorporated by reference to from the Company Current Report on Form 8-K dated October 15, 2004.

(13)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed on November 9, 2005.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 21, 2005 as filed on December 28, 2005.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 25, 2005 as filed on August 26, 2005.

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 10, 2006 as filed on February 16, 2006.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
GARTNER, INC.
CONSOLIDATED FINANCIAL STATEMENTS
All financial statement schedules have been omitted because the information required is not applicable or is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Gartner, Inc.:
We have audited the accompanying consolidated balance sheets of Gartner, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gartner, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gartner, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
New York, New York
March 10, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Gartner, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A, that Gartner, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Gartner, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Gartner, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gartner, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
New York, New York
March 10, 2006

GARTNER, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$70,282	$160,126
Fees receivable, net of allowances of $7,900, and $8,450, respectively	313,195	257,689
Deferred commissions	42,804	32,978
Prepaid expenses and other current assets	35,838	37,052

Total current assets	462,119	487,845
Property, equipment and leasehold improvements, net	61,770	63,495
Goodwill	404,034	231,759
Intangible assets, net	15,793	138
Other assets	82,901	77,957

Total assets	$1,026,617	$861,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$243,036	$181,502
Deferred revenues	333,065	307,696
Current portion of long-term debt	66,667	40,000

Total current liabilities	642,768	529,198
Long-term debt	180,000	150,000
Other liabilities	57,261	51,948

Total liabilities	880,029	731,146

Commitments and contingencies (see note 7)
Stockholders’ equity:
Preferred stock:
$.01 par value, authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
$.0005 par value, authorized 250,000,000 shares for both periods; 153,549,434 shares and 150,820,092 shares issued, respectively	77	75
Additional paid-in capital	511,062	485,713
Unearned compensation, net	(6,652)	(7,553)
Accumulated other comprehensive income, net	6,320	12,722
Accumulated earnings	187,652	190,089
Treasury stock, at cost, 39,214,747 and 39,054,279 common shares, respectively,	(551,871)	(550,998)

Total stockholders’ equity	146,588	130,048

Total liabilities and stockholders’ equity	$1,026,617	$861,194

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2005	2004	2003

Revenues:
Research	$523,033	$480,486	$466,907
Consulting	301,074	259,419	258,628
Events	151,339	138,393	119,355
Other	13,558	15,523	13,556

Total revenues	989,004	893,821	858,446
Costs and expenses:
Cost of services and product development	486,611	434,499	410,666
Selling, general and administrative	397,252	349,834	333,411
Depreciation	25,502	27,650	36,045
Amortization of intangibles	10,226	687	1,275
Goodwill impairments	—	2,711	—
META integration charges	14,956	—	—
Other charges	29,177	35,781	29,716

Total costs and expenses	963,724	851,162	811,113

Operating income	25,280	42,659	47,333
(Loss) gain on investments, net	(5,841)	(2,958)	4,740
Interest income	2,142	3,063	2,296
Interest expense	(13,214)	(4,380)	(19,402)
Other (expense) income, net	(2,929)	(3,922)	461

Income before income taxes	5,438	34,462	35,428
Provision for income taxes	7,875	17,573	11,839

Net (loss) income	$(2,437)	$16,889	$23,589

Net (loss) income per share:
Basic:	$(0.02)	$0.14	$0.26
Diluted	$(0.02)	$0.13	$0.25

Weighted average shares outstanding:
Basic	112,253	123,603	91,123
Diluted	112,253	126,326	92,579
See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT SHARE DATA)

				Accumulated
				Other
		Additional	Unearned	Comprehensive			Total
	Common	Paid-In	Compensation,	Income (Loss),	Accumulated	Treasury	Stockholders’
	Stock	Capital	Net	Net	Earnings	Stock	Equity

Balance at December 31, 2002	$60	$368.090	$(3.069)	$(11.467)	$149.611	$(532.633)	$(29.408)
Comprehensive income
Net income	—	—	—	—	23,589	—	23,589
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	12,645	—	—	12,645
Net unrealized gain on investments, net of tax of $55	—	—	—	132	—	—	132

Other comprehensive income	—	—	—	12,777	—	—	12,777

Comprehensive income							36,366
Issuances under stock plans	3	39,662	—	—	—	1,990	41,655
Tax benefits of employee stock transactions	—	3,930	—	—	—	—	3,930
Purchase of shares for treasury stock	—	—	—	—	—	(43,434)	(43,434)
Conversion of debt into shares of Class A Common Stock	9	(3,027)	—	—	—	367,627	364,609
Stock compensation (net of forfeitures)	—	(151)	1,223	—	—	—	1,072

Balance at December 31, 2003	$72	$408,504	$(1,846)	$1,310	$173,200	$(206,450)	$374,790

Comprehensive income
Net income	—	—	—	—	16,889	—	16,889
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	11,284	—	—	11,284
Net unrealized gain on investments, net of tax of $0	—	—	—	128	—	—	128

Other comprehensive income	—	—	—	11,412	—	—	11,412

Comprehensive income							28,301

Issuances under stock plans	3	60,199	—	—	—	7,714	67,916
Tax benefits of employee stock transactions	—	10,004	—	—	—	—	10,004
Purchase of shares for treasury stock	—	—	—	—	—	(352,262)	(352,262)
Common Stock			—	—	—	—	—
Stock compensation (net of forfeitures)	—	7,006	(5,707)	—	—	—	1,299

Balance at December 31, 2004	$75	$485,713	$(7,553)	$12,722	$190,089	$(550,998)	$130,048

Comprehensive income
Net loss	—	—	—	—	(2,437)	—	(2,437)
Other comprehensive (loss):
Foreign currency translation adjustments	—	—	—	(5,970)	—	—	(5,970)
Unrealized loss on investment and swap, net of tax of $(225)	—	—	—	(432)	—	—	(432)

Other comprehensive (loss)	—	—	—	(6,402)	—	—	(6,402)

Comprehensive (loss)							(8,839)

Issuances under stock plans	2	20,748	—	—	—	10,210	30,960
Tax benefits of employee stock transactions	—	4,472	—	—	—	—	4,472
Purchase of shares for treasury stock	—	—	—	—	—	(11,083)	(11,083)
Common Stock			—	—	—	—	—
Stock compensation (net of forfeitures)	—	129	901	—	—	—	1,030

Balance at December 31, 2005	$77	$511,062	$(6,652)	$6,320	$187,652	$(551,871)	$146,588

     See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2005	2004	2003

Operating activities:
Net (loss) income	$(2,437)	$16,889	$23,589
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of intangibles	35,728	28,337	37,320
Non-cash compensation	1,030	1,299	1,072
Tax benefit associated with employee exercise of stock options	4,472	10,004	3,930
Deferred taxes	(5,644)	(8,613)	(4,567)
Loss (gain) from investments and sales of assets, net	5,841	2,958	(4,740)
Accretion of interest and amortization of debt issue costs	1,424	954	18,649
Charge for stock option buy back	5,980	—	—
Goodwill impairments	—	2,711	—
Non-cash charges associated with impairment of long-lived assets	—	5,157	—
Changes in assets and liabilities:
Fees receivable, net	(35,746)	13,711	29,980
Deferred commissions	(9,850)	(5,197)	(1,689)
Prepaid expenses and other current assets	(2,436)	(788)	2,578
Other assets	113	(5,850)	452
Deferred revenues	3,899	(14,764)	(4,467)
Accounts payable and accrued liabilities	24,748	1,393	34,230

Cash provided by operating activities	27,122	48,201	136,337

Investing activities:
Proceeds from insurance recovery	—	—	5,464
Proceeds from sale of investments	2,059	—	—
Investments	—	—	(1,960)
Acquisition of META (net of cash acquired)	(161,323)	—	—
Prepaid acquisition costs for META	—	(3,870)	—
Additions to property, equipment and leasehold improvements	(22,356)	(25,104)	(28,928)
Other investing activities, net	640	—	—

Cash used in investing activities	(180,980)	(28,974)	(25,424)

Financing activities:
Proceeds from stock issued for stock plans	30,960	67,916	41,655
Proceeds from debt issuance	327,000	200,000	—
Payments for debt issuance and debt conversion costs	(1,082)	(2,823)	(1,182)
Payments on debt	(271,291)	(10,000)	—
Purchases of stock via tender offer, including costs	—	(346,150)	—
Purchases of treasury stock	(9,585)	(6,112)	(43,434)
Purchases of options via stock option buy back, including costs	(5,980)	—	—

Cash provided (used) in financing activities	70,022	(97,169)	(2,961)

Net (decrease) increase in cash and cash equivalents	(83,836)	(77,942)	107,952
Effects of exchange rates on cash and cash equivalents	(6,008)	8,106	12,353
Cash and cash equivalents, beginning of period	160,126	229,962	109,657

Cash and cash equivalents, end of period	$70,282	$160,126	$229,962

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,333	$2,591	$753
Income taxes, net of refunds received	$12,033	$12,474	$12,174
Supplemental schedule of non-cash investing and financing activities:
Transfer of investment to SI II	$—	$(2,186)	$—
Conversion of convertible debt to shares of common stock	$—	$—	$364,609
Accretion of interest and debt discount on convertible debt	$—	$—	$16,456
See Notes to Consolidated Financial Statements.

GARTNER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The fiscal year of Gartner, Inc. (the “Company”) represents the period from January 1 through December 31. Certain prior year amounts have been reclassified to conform to the current year presentation. When used in these notes, the terms “Company,” “we,” “us,” or “our” mean Gartner, Inc. and its subsidiaries. During 2005, the Company combined its Class A and Class B common stock into a single class of common stock. Accordingly, certain share amounts disclosed herein have been restated to reflect the stock combination.
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
Revenues and commission expense recognition. The Company typically enters into annually renewable subscription contracts for research products. Revenues from research products are deferred and recognized ratably over the applicable contract terms. The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that have a 30-day cancellation clause but have not produced material cancellations to date. With the exception of certain government contracts which permit termination and contracts with special billing terms, it is Company policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed, which represents a legally enforceable claim, and a corresponding amount as deferred revenue. For those government contracts that permit termination, the Company bills the client the full amount billable under the contract but only records a receivable equal to the earned portion of the contract. In addition, the Company only records deferred revenue on these government contracts when cash is received. Deferred revenue attributable to government contracts was $41.7 million and $40.9 million at December 31, 2005 and 2004, respectively. In addition, at December 31, 2005 and 2004, the Company had not recognized receivables or deferred revenues relating to government contracts that permit termination of $7.1 million and $4.2 million, respectively, which had been billed but not yet collected. The Company records the commission obligation related to research contracts upon the signing of the contract and amortizes the corresponding deferred commission expense over the contract period in which the related revenues are earned.
Consulting revenues, primarily derived from consulting, measurement and strategic advisory services (paid one-day analyst engagements), are generated from fixed fee and time and material engagements. Revenue from fixed fee contracts is recognized on a percentage of completion basis. Revenues from time and materials engagements is recognized as work is delivered and/or services are provided. Unbilled fees receivables associated with consulting engagements were $31.9 million at December 31, 2005 and $27.9 million at December 31, 2004.
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
Other revenues includes reprint and software licensing fees and other miscellaneous revenues. Revenue from reprints is recognized when the reprint has been shipped. Software licensing revenue is recognized when a signed non-cancelable software license exists, delivery has occurred, collection is probable, and our fees are fixed or determinable.
Cash and cash equivalents. All highly liquid investments with original maturities of three months or less are classified as cash equivalents. The carrying value of these investments approximates fair value based upon their short-term maturity. Investments with maturities of more than three months are classified as marketable securities.
Investments in equity securities. The Company accounts for its investments in publicly traded equity securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments meet the criteria for classification as available for sale, given the Company’s ability and intent to sell such investments, and are recorded at fair value and included in Other assets on the Consolidated Balance Sheets. Unrealized gains and losses on these marketable investments are recorded, net of tax, as a component of Accumulated other comprehensive income (loss) within the Stockholders’ equity section of the Consolidated Balance Sheets. Realized gains and losses are recorded in (Loss) gain on investments, net within the Consolidated Statements of Operations. The cost of equity securities sold is based on specific identification. The Company assesses the need to record impairment losses on investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. In making this assessment, we consider the significance and duration of the decline in value and the valuation of comparable companies operating in the Internet and technology sectors. The impairment factors we evaluate may change in subsequent periods, since the entities underlying these investments operate in a volatile business environment. In addition, these entities may require additional financing to meet their cash and operational needs; however, there can be no assurance that such funds will be available to the extent needed at terms acceptable to the entities, if at all. These impairment losses are reflected in Gain (loss) on investments, net within the Consolidated Statements of Operations.
The Company accounts for investments that we do not have the ability to exercise significant influence over using the cost method of accounting. Accordingly, these investments are carried at the lower of cost or net realizable value and are included in Other assets in the Consolidated Balance Sheets (see Note 3 — Investments). The equity method is used to account for investments in entities that are not majority-owned and that the Company does not control but over which we have the ability to exercise significant influence.
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

		December 31,
	Useful Life (Years)	2005	2004
Computer equipment and software	2 - 3	$138,121	$153,489
Furniture and equipment	3 - 8	39,892	43,261
Leasehold improvements	2 - 15	46,123	46,096

		224,136	242,846
Less — accumulated depreciation and amortization		(162,366)	(179,351)

		$61,770	$63,495

At December 31, 2005 and 2004, capitalized development costs for internal use software were $13.2 million and $13.4 million, respectively, net of accumulated amortization of $14.0 million and $17.4 million, respectively. Amortization of capitalized internal software development costs totaled $6.7 million, $7.7 million, and $10.6 million during 2005, 2004, and 2003, respectively, which is included in Depreciation in the Consolidated Statements of Operations. Depreciation expense was $24.9 million, $26.6 million, and $34.4 million in 2005, 2004, and 2003, respectively.
Software development costs. The Company capitalizes certain computer software development costs and enhancements, for software sold to customers, after the establishment of technological feasibility, limited to the net realizable value of the software product, and ceases capitalization when the software product is available for general release to clients. Until these products reach technological feasibility, all costs related to development efforts are charged to expense. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing, and documentation, are capitalized. Amortization of software development costs is provided on a product-by-product basis over the estimated economic life of the software, generally two years, using the straight-line method and is recorded within Depreciation. Amortization of capitalized computer software development costs begins when the products are available for general release to customers. Periodic reviews are performed to ensure that unamortized capitalized software development costs remain recoverable from future revenue. Capitalized software costs, net of accumulated amortization, were $0.1 million and $0.3 million at December 31, 2005 and 2004, respectively. Amortization expense was $0.6 million, $0.9 million, and $1.6 million in 2005, 2004, and 2003, respectively. In December 2005 the Company decided to discontinue the sale of internally created software to customers, the effects of which were immaterial.

Intangible assets. Intangible assets are amortized using the straight-line method over their expected useful lives. Intellectual property and databases are amortized over 18 months, while customer relationships are amortized over five years. Noncompete agreements are amortized over two to five years while trademarks are amortized over nine to twelve years. The acquisition of META resulted in the recording of $25.6 million of intangibles assets, which was composed of $14.4 million of intellectual property, $7.7 million of customer relationships, and $3.5 million of customer relationships.
Intangible assets subject to amortization include the following (in thousands):

December 31, 2005	Intellectual	Customer	Databases	Other	Total
	Property	Relationships
Gross cost	$14,317	$7,700	$3,479	$1,293	$26,789
Accumulated amortization	(7,158)	(1,155)	(1,739)	(944)	(10,996)

Net	$7,159	$6,545	$1,740	$349	$15,793

December 31, 2004	Intellectual	Customer	Databases	Other	Total
	Property	Relationships
Gross cost	$—	$—	$—	$1,555	$1,555
Accumulated amortization	—	—	—	(1,417)	(1,417)

Net	$—	$—	$—	$138	$138

The Other category includes noncompete agreements and trademarks. Aggregate amortization expense related to intangibles assets was $10.2 million, $0.7 million, and $1.3 million for 2005, 2004, and 2003, respectively.
The estimated future amortization expense by year from purchased intangibles is as follows (in thousands):

2006	$10,573
2007	1,580
2008	1,580
2009	1,580
2010	480

$15,793

Goodwill. Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the tangible and identifiable intangible net assets acquired. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is tested for impairment, at least annually, at the reporting unit level. A reporting unit can be an operating segment or a business if discrete financial information is prepared and reviewed by management. Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the reporting unit’s carrying amount of goodwill exceeds the implied fair value of the goodwill. The fair value of reporting units were estimated using discounted cash flows, market multiples, and other valuation techniques.
The acquisition of META resulted in the recording of $181.2 million of goodwill (see Note 2 — Acquisition of META). The carrying amount of goodwill was allocated to the Company’s segments as follows:

	Balance	Goodwill	Currency	Balance
	December 31,	From META	Translation	December 31,
	2004	Acquisition	Adjustments	2005
Research	$131,921	$154,593	$(7,014)	$279,500
Consulting	67,150	20,770	(1,834)	86,086
Events	30,606	5,872	(112)	36,366
Other	2,082	—	—	2,082

Total goodwill	$231,759	$181,235	$(8,960)	$404,034

In 2004, the Company recorded goodwill impairment charges of $2.7 million in the Consulting segment related to certain operations in

South America that were closed and for the exit from other non-core operations.
Impairment of long-lived assets and intangible assets. The Company reviews long-lived assets and intangible assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the respective asset may not be recoverable. Such evaluation may be based on a number of factors including current and projected operating results and cash flows, changes in management’s strategic direction as well as other economic and market variables. The Company’s policy regarding long-lived assets and intangible assets other than goodwill is to evaluate the recoverability of these assets by determining whether the balance can be recovered through undiscounted future operating cash flows. Should events or circumstances indicate that the carrying value might not be recoverable based on undiscounted future operating cash flows, an impairment loss would be recognized. The amount of impairment, if any, is measured based on the difference between projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds and the carrying value of the asset (see Note 4 — Other Charges).
Foreign currency translation. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as foreign currency translation adjustments, a component of Accumulated other comprehensive income (loss), net within the Stockholders’ equity section of the Consolidated Balance Sheets. Income and expense items are translated at average exchange rates for the year. Currency transaction gains or losses arising from transactions denominated in currencies other than the functional currency of a subsidiary are included in results of operations within Other income (expense), net within the Consolidated Statements of Operations. Currency transaction gains (losses), net were $(2.8) million during 2005, $(3.9) million during 2004, and $0.5 million during 2003. The $(3.9) million currency transaction loss in 2004 included a foreign currency charge of $(3.1) million related to the closing of certain operations in South America.
From time to time we enter into foreign currency forward exchange contracts or other derivative financial instruments to offset the effects of adverse fluctuations in foreign currency exchange rates. These contracts have a short maturity and are reflected at fair value with unrealized and realized gains and losses recorded in Other income (expense). During 2005, the net gain (loss) from these contracts was immaterial. At December 31, 2005, the Company had eleven foreign currency forward contracts outstanding with a total notional amount of approximately $53.0 million. All of these contracts expired in January 2006.
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
Undistributed earnings of subsidiaries outside of the U.S. amounted to approximately $30.0 million as of December 31, 2005. These earnings have been and will continue to be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon. The Company did repatriate approximately $52.0 million of foreign earnings in 2005 in order to take advantage of the beneficial provisions of the American Jobs Creation Act of 2004 (AJCA). Pursuant to the AJCA, a tax charge of $5.0 million was included in tax expense for 2004 and a tax benefit of $3.6 million was included in tax expense for 2005. The net charge of $1.4 million is the Company’s best estimate of the tax cost related to the dividend repatriation.
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
At December 31, 2005, the Company had $246.7 million of borrowings outstanding. The carrying amount of these borrowings approximates fair value as the rate of interest on the term loan and revolver approximates current market rates of interest for similar instruments with comparable maturities. In December 2005 the Company entered into an interest rate swap agreement to hedge its exposure to the floating base interest rate on the term loan (see Note 6 — Debt). The interest rate swap had a negative fair value of approximately $0.7 million at December 31, 2005.
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
Accounting for stock-based compensation. The Company has several stock-based compensation plans. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for our employee stock options and purchase rights and apply Statement of Financial Accounting Standards No. 123 “Accounting for Stock Issued to Employees” (“SFAS No. 123”) for disclosure purposes only. Under APB 25, the intrinsic value method is used to account for stock-based employee compensation plans. The SFAS No. 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. If compensation for employee options had been determined based on SFAS No. 123, our pro forma net (loss) income, and pro forma (loss) income per share would have been as follows (in thousands, except per share data):

	2005	2004	2003
Net (loss) income as reported	$(2,437)	$16,889	$23,589
Stock-based compensation expense included in net (loss) income, net of tax	679	930	697
Pro forma employee stock-based compensation cost, net of tax	(39,517)	(12,570)	(16,665)

Pro forma (loss) income	$(41,275)	$5,249	$7,621

Basic (loss) income per share:
As reported	$(0.02)	$0.14	$0.26
Pro forma	$(0.37)	$0.04	$0.08

Diluted (loss) income per share:
As reported	$(0.02)	$0.13	$0.25
Pro forma	$(0.37)	$0.04	$0.08

During the third quarter of 2005, the Company completed its offer to buy back certain vested and outstanding employee stock options for cash (See Note 8 — Equity and Stock Programs). As a result of the buy back, approximately $26.2 million of additional pro forma employee stock compensation expense is included in 2005. The expense results from the reversal of pro forma deferred tax assets that had been established in prior periods which will not be realized for pro forma purposes because the options were tendered and cancelled. The pro forma expense had no impact on the Company’s reported tax expense, recorded deferred tax assets, or actual cash income tax payments.
The fair value of the Company’s stock plans used to compute pro forma net (loss) income and diluted (loss) income per share disclosures is the estimated fair value at grant date using the Black-Scholes option pricing model. The following weighted-average assumptions were utilized for stock options granted or modified:

	2005	2004	2003
Expected life (in years)	3.1	3.8	3.6
Expected volatility	31%	40%	43%
Risk free interest rate	3.7%	3.0%	2.0%
Expected dividend yield	0.0%	0.0%	0.0%
The weighted average fair values of the Company’s stock options granted in 2005, 2004, and 2003 were $2.73, $4.20, and $3.10, respectively.
Recently issued accounting standards.
On June 1, 2005 the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless such application would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Changes (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.
In December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123R, “Share-Based Payment” (SFAS No. 123R). This statement replaces SFAS No. 123 and APB 25 and will require the recognition of expense for share-based payments, to include the value of stock options and other equity awards granted to employees. The revised statement was originally effective for periods beginning after June 15, 2005, with early adoption permitted. On April 21, 2005 the SEC issued a standard that amends the date of compliance with SFAS No. 123R (“the SEC amendment”). Under the SEC amendment, SFAS No. 123R must be adopted beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. Gartner adopted SFAS No. 123R on January 1, 2006, under the prospective method of adoption.
2—ACQUISITION OF META
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
META was an information technology and research firm. The acquisition is intended to accelerate revenue growth in Gartner’s core research business by increasing sales coverage through the addition of sales people from META with knowledge of the marketplace and existing client relationships, increasing the Company’s presence in targeted international markets and providing greater coverage in several key industries. The acquisition is also intended to achieve cost synergies in general and administrative expenses.
The acquisition was accounted for as a purchase business combination. The consolidated financial statements include the results of META from the date of acquisition. The purchase price was allocated to the net assets and liabilities acquired based on their estimated fair values as of the acquisition date, based on a third party valuation. Any excess of the purchase price over the estimated fair value of the net assets acquired, including identifiable intangible assets, was allocated to goodwill. A final determination of the purchase price allocation will be made within one year of the acquisition date.
The following table represents the preliminary allocation of the purchase price to assets acquired and liabilities assumed (dollars in thousands):

Assets
Current assets:
Cash and cash equivalents	$15,144
Fees receivable, net	31,506
Prepaid expenses and other current assets	867

Total current assets	47,517
Property, equipment, and leasehold improvements, net	1,353
Goodwill	181,235
Intangible assets:
Content	14,400
Customer relationships	7,700
Databases	3,500

Total intangible assets	25,600
Other assets	10,199

Total assets	$265,904

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$52,227
Deferred revenues	36,162
Notes payable	958

Total current liabilities	89,347
Other liabilities	134

Total liabilities	$89,481

At December 31, 2005, $154.6 million, $20.7 million, and $5.9 million of goodwill were recorded in the Research, Consulting, and Events segments, respectively, as a result of the META acquisition. Of the total $181.2 million recorded in goodwill related to META at December 31, 2005, none is expected to be deductible for income tax purposes. During the fourth quarter of 2005, the Company reduced recorded goodwill from the META acquisition by $4.0 million, to $181.2 million from $185.2 million at September 30, 2005. The reduction was due to the recording of a reduction of $3.1 million in accrued facility and other liabilities and a reduction in deferred revenues of $0.9 million. At December 31, 2005, the Company believes that it may still record changes to the purchase price allocation related to deferred revenues and the recording of liabilities related to META integration activities under Emerging Issues Task Force Issue 95-3 (see the table below).
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
The preliminary purchase price allocation includes an estimate of the fair value of the cost to fulfill the deferred revenue obligation assumed from META. The estimated fair value of the deferred revenue obligation was determined by estimating the costs to provide the services plus a normal profit margin, and did not include any costs associated with selling efforts. As a result, in allocating the purchase price, the Company has recorded adjustments to reduce the carrying value of META’s March 31, 2005 deferred revenue balance by approximately $12.6 million.
In connection with the META acquisition, the Company commenced integration activities that resulted in the recording of liabilities in purchase accounting under Emerging Issues Task Force Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Combination” (“EITF 95-3”), for involuntary terminations and lease and contract terminations. The liability for involuntary termination benefits covers 276 employees and through December 31, 2005, almost all of these employees have been terminated. The Company expects to pay the remaining balance for severance and benefits by March 31, 2006. The majority of the remaining liabilities for contract terminations and exit costs should be paid by June 30, 2006, while the lease liabilities will be paid over their respective contract periods through 2012.
The following table summarizes the initial obligations recorded and activity through December 31, 2005 (dollars in thousands) under EITF 95-3:

	Opening Balance				Currency
	April 1,	Additional			Translation	Balance
	2005	Accruals (1)	Adjustments (2)	Payments	Adjustments	December 31, 2005
Lease terminations	$15,383	$—	$(2,290)	$(4,302)	$(255)	$8,536
Severance and benefits	11,251	740	(690)	(10,411)	(499)	391
Contract terminations	3,008	1,358	(1,016)	(3,237)	—	113
Costs to exit activities	1,415	—	(133)	(835)	(26)	421
Tax contingencies	—	569	—	—	—	569

	$31,057	$2,667	$(4,129)	$(18,785)	$(780)	$10,030

(1) During 2005, the Company recorded $2.6 million of additional accruals related to META obligations under EITF 95-3. The effect of these additional accruals is to increase the amount of recorded goodwill from the META acquisition.
In the fourth quarter of 2005, the Company booked an additional accrual against goodwill of approximately $0.1 million related to the identification of an additional tax contingency. During the third quarter of 2005, the Company recorded an additional accrual against goodwill of approximately $0.4 million related to a contract settlement of a META equipment lease obligation. During the second quarter of 2005, the Company recorded accruals of approximately $2.1 million against goodwill for additional severance, the termination of two META contracts, and for various tax contingencies. The Company recorded $0.7 million of severance related to the identification of additional benefits that will be paid to severed META employees. In addition, the Company recorded a $0.4 million accrual related to the termination of a META sales agent relationship, and a $0.5 million accrual was for the termination of an existing agreement with a former

META employee. Under an existing agreement with META, the former employee was entitled to annual payments for the years 2004 through 2008, which included a percentage of certain META consulting revenues. In the second quarter of 2005, Gartner negotiated the termination of this agreement, effective as of April 1, 2005, by agreeing to engage the former employee on an independent contractor basis through December 31, 2008 and by buying out his right to receive a percentage of revenues for a lump-sum payment. The tax contingencies accrual of approximately $0.5 million reflected the Company’s best estimate at that time of taxes due on various META obligations.
(2) During 2005, the Company recorded various adjustments to the estimated META liabilities booked as of April 1, 2005 that reduced the obligation by $4.1 million. These adjustments were recorded as more information became available regarding the obligations, permitting the Company to make a better estimate of the amount of their ultimate settlement, or the obligations were actually settled in cash for amounts that were different than estimated at the time of the acquisition. The adjustment of these liabilities resulted in a reduction to the goodwill recorded on the META acquisition.
Among these adjustments was a fourth quarter 2005 adjustment to reduce accrued lease terminations by $2.3 million due to higher rental revenue related to faster subleasing of the leases than originally projected. In addition, the Company reduced accrued severance by approximately $0.5 million based on revised estimates on the amount that would be paid, and reversed a $0.1 million contract termination accrual after determining that the Company did not have any liability. During the second quarter of 2005 an adjustment was recorded to reverse a $0.7 million accrual for the termination of a sales agent relationship that the Company believed would be settled for a lesser amount.
The following table summarizes the unaudited pro forma financial information for the acquisition and the related financing as if the acquisition of META had been consummated on January 1, 2005 and 2004 under the purchase method of accounting (dollars in thousands, except per share amounts):

	Twelve Months Ended
	December 31,
	2005	2004
Revenues	$1,022.2	$1,035.0
Net (loss) income	(6.3)	3.8
(Loss) income per common share:
Basic	$(0.06)	$0.03
Diluted	$(0.06)	$0.03
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
The Company recognizes revenue associated with the fulfillment of the acquired META contracts, consistent with the Company’s standard revenue recognition methodology, ratably over the contract term, which is typically twelve months, or upon the completion of the related event. All direct costs associated with the fulfillment of the acquired META contracts are being expensed over the period in which the related revenues are recognized. The pro forma information reflects the Company’s current estimate of the costs required to fulfill the deferred obligation related to the acquired META contracts.
3—INVESTMENTS
At December 31, 2005, the Company’s investments in marketable equity securities and other investments had a cost basis and a fair value of $0.3 million which is included in Prepaid expenses and other current assets in the Consolidated Balance Sheet. At December 31, 2005, the Company had an unrealized gain of approximately $0.1 million related to this investment. Investments in equity securities were $7.0 million at December 31, 2004, which is included in Other assets.

During 2005, the Company recorded non-cash charges of $5.1 million and $0.2 million during the first and second quarters, respectively, primarily related to writedowns of its investment in SI II, which the Company had decided to sell in the fourth quarter of 2004. The Company recorded the writedown in the first quarter of 2005 to reduce the investment to its estimated net realizable value after receiving preliminary indications of interest to acquire the investment for less than its recorded value. The Company took the additional writedown in the second quarter of 2005 based on a preliminary sale agreement for which the proceeds were less than the recorded value. The impairment losses are recorded in (Loss) gain from investments, net in the Consolidated Statements of Operations. On August 2, 2005, the Company sold its investment in SI II for approximately $1.3 million, with no resulting gain or loss recorded on the sale since the investment was already at net realizable value. During the fourth quarter of 2005, the Company sold an investment in common stock it had acquired in the META acquisition for $0.7 million, and recorded a loss of $0.5 million, which is recorded in (Loss) gain from investments, net in the Consolidated Statements of Operations.
In the fourth quarter of 2004, the Company made the decision to liquidate its equity investments in SI Venture Associates (“SI I”) and to sell the Company’s interest in SII. SI I and SI II were venture capital funds engaged in making investments in early to mid-stage IT-based or Internet-enabled companies, of which the Company owned 100% of SI I and 22% of SI II at December 31, 2004. In the fourth quarter of 2004, the Company recorded a charge of $1.5 million related to the liquidation of SI I, to include $0.8 million for the writedown of the investment and $0.7 million in related shutdown charges. No charges were recorded on SI II in the fourth quarter of 2004 related to the planned sale since management believed that the carrying value of the investment approximated its net realizable value. In the third quarter of 2004, the Company recorded a non-cash charge of $2.2 million related to the transfer of an investment to SI II, as well as a decrease in the Company’s ownership percentage in SI II of seven hundred basis points. The carrying value of the Company’s investments held by SI I and SI II were zero and $6.7 million, respectively, at December 31, 2004. The investment in SI II was not presented separately on the balance sheet as a held for sale asset as the amount was not material.
During 2003, the Company received proceeds of approximately $5.5 million, recorded as a gain on investments, on insurance proceeds received associated with a negotiated settlement of a claim arising from the sale of GartnerLearning in 1998. Also during 2003, the Company recorded an impairment loss of $0.9 million on a minority-owned investment that was not publicly traded.
4—OTHER CHARGES
During 2005, the Company recorded Other charges of $29.2 million, which included $10.7 million related to workforce reductions, $6.0 million for an option buyback, $8.2 million primarily due to a reduction in office space, and approximately $4.3 million of other charges.
During the fourth quarter of 2005, the Company recorded other charges of $1.5 million for costs associated with employee termination severance payments and related benefits for 27 employees. In addition, during the fourth quarter of 2005 the Company reversed approximately $0.7 million of previously accrued severance benefits because the amounts paid were less than accrued. During the third quarter of 2005, the Company recorded other charges of $6.0 million related to its completion of a one time offer to buy back certain vested and outstanding stock options for cash (See Note 8 — Equity and Stock Programs). During the second quarter of 2005, the Company recorded other charges of $8.2 million. Included in the second quarter charge was $8.2 million of costs primarily related to the reduction of office space in San Jose, California, by consolidating employees from two buildings into one. The Company also recorded a charge of $0.6 million associated with certain stock combination expenses, which was offset by a reversal of $0.9 million of accrued severance and other charges that the company determined would not be paid. During the first quarter of 2005, the Company recorded other charges of $14.3 million. Included in the charge was $10.6 million for costs associated with employee termination severance payments and related benefits. The workforce reduction was a continuation of the plan announced in the fourth quarter of 2004 which resulted in the termination of 123 employees during the three months ended March 31, 2005. In addition, during the first quarter of 2005 the Company also recorded other charges of approximately $3.7 million, primarily related to a restructuring of the Company’s international operations.
During 2004, the Company recorded Other charges of $35.8 million. Included in this amount was $29.7 million related to severance and benefits for 203 employees, including costs of $7.7 million related to the departure of our President and COO and our Chairman and CEO. Of the 203 employees, 132 were severed as part of the action plan announced in the fourth quarter of 2003. During 2004 the Company also revised its estimate of previously recorded costs and losses associated with excess facilities and recorded $2.3 million of additional provisions. The revised estimate was due to a decline in market lease rates for expected subleases, as well as a reduction in estimated periods of subleases. The Company also recorded charges in 2004 of $1.9 million related to the restructuring of certain internal systems, and $1.8 million for charges related to the exit from certain international and other non-core operations.
In 2003, the Company recorded Other charges of $29.7 million. Of these charges, $20.0 million was associated with workforce reductions totaling 222 people. In addition, the Company recorded $9.7 million of charges for additional estimated costs and losses associated with excess facilities.

The following table summarizes the activity related to the liability for the restructuring programs recorded as other charges (in thousands):

	Workforce	Excess	Asset
	Reduction	Facilities	Impairments
	Costs	Costs	and Other	Total
Accrued liability at December 31, 2002	$11,723	$15,936	$—	$27,659
Charges during 2003	20,000	9,716	—	29,716
Non-cash charges	(123)	—	—	(123)
Payments	(18,784)	(6,493)	—	(25,277)

Accrued liability at December 31, 2003	$12,816	$19,159	$—	$31,975
Charges during 2004	29,707	2,263	3,811	35,781
Non-cash charges	(496)	—	(2,278)	(2,774)
Payments	(32,759)	(4,247)	(35)	(37,041)

Accrued liability at December 31, 2004	$9,268	$17,175	$1,498	$27,941
Charges during 2005	10,702	8,270	10,205	29,177
Currency translation and reclassifications	(432)	(583)	(1,032)	(2,047)
Payments	(15,947)	(4,267)	(10,084)	(30,298)

Accrued liability at December 31, 2005	$3,591	$20,595	$587	$24,773

The excess facilities liability as of December 31, 2005 of $20.6 million in the table above does not include approximately $3.7 million of accrued excess facilities liability as of December 31, 2005 related to interest accreted on the lease liabilities. The interest accreted is charged to interest expense in the Consolidated Statements of Operations. Of the $20.6 million of excess facilities liability at December 31, 2005, approximately $14.6 million is classified in Other liabilities on the Consolidated Balance Sheets.
The Company expects about $2.7 million of the $3.6 million of workforce reduction costs to be paid by June 30, 2006, while the majority of the rest will be paid by year-end 2006. The $0.6 million of asset impairments and other should be paid by June 30, 2006. The Company intends to fund these payments from existing cash. Costs for excess facilities will be paid as the leases expire, through 2011.
5—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES AND OTHER ASSETS
Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Accrued taxes and taxes payable	$46,206	$20,337
Accrued bonus	43,313	18,707
Payroll and related benefits payable	51,191	39,726
Commissions payable	32,540	23,337
Accounts payable	12,071	12,706
Severance associated with other charges	3,591	9,268
Excess facilities costs associated with other charges	5,958	17,175
EITF 95-3 obligations related to META acquisition	5,983	—
Other accrued liabilities	42,183	40,246

Total accounts payable and accrued liabilities	$243,036	$181,502

Other assets consist of the following (in thousands):

	December 31,
	2005	2004
Security deposits	$1,862	$1,488
Investment in unconsolidated subsidiaries	—	7,002
Non-current deferred tax assets	56,627	43,055
Benefit plan related assets	18,774	17,373

	December 31,
	2005	2004
Prepaid acquisition costs for META	—	6,039
Debt acquisition costs	2,917	2,468
Other long-term assets	2,721	532

Total other assets	$82,901	$77,957

6—DEBT
The Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) on June 29, 2005 that provides for a $325.0 million, unsecured five-year facility with a bank group led by JPMorgan Chase Bank, N.A. as administrative agent, consisting of a $200.0 million term loan and a $125.0 million revolving credit facility. The revolving credit facility may be increased up to $175.0 million. As of December 31, 2005, there was $196.7 million outstanding on the term loan and $50.0 million outstanding on the revolving credit facility.
The Credit Agreement requires the term loan to be repaid in 19 quarterly installments, with the final payment due on June 29, 2010. The revolving credit facility may be used for loans, and up to $15.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and reborrowed until June 29, 2010, at which time all amounts borrowed must be repaid. The loans bear interest, at the Company’s option, among several alternatives, and the Company has elected to use LIBOR plus a margin; the margin consists of a spread between 1.00% and 1.50%, depending on the Company’s leverage ratio as of the fiscal quarter most recently ended. The Company has elected to use a three-month LIBOR rate for the term loan and a one-month LIBOR rate for the revolver.
The Credit Agreement contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum annualized contract value ratio and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures and make investments. Gartner’s obligations under the credit facility are guaranteed by Gartner’s U.S. subsidiaries. It also contains events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of Gartner’s obligations under the Credit Agreement and an obligation of any or all of the guarantors to pay the full amount of Gartner’s obligations under the Credit Agreement.
On February 10, 2006, the Company entered into an amendment to the Credit Agreement. The amendment modified the definition of consolidated fixed charges to allow Gartner to exclude up to $30.0 million spent on share repurchases during the fourth quarter of 2005 and full year 2006. The amendment also increased the letter of credit facility to $15.0 million and now provides for letters of credit denominated in foreign currencies.
In December 2005 the Company repaid $3.3 million of the term loan in accordance with the Credit Agreement terms. As of December 31, 2005, the Company had approximately $45.6 million borrowing capacity under the revolving credit facility. As of December 31, 2005, the interest rates on the term loan and revolver were 6.03% and 5.89%, respectively, which consist of a three-month LIBOR base rate and one-month LIBOR base rate, respectively, plus a margin of 1.50% on each.
In December 2005 the Company entered into an interest rate swap agreement to hedge the base interest rate risk on the term loan. The effect of the swap is to convert the floating base rate on the term loan to a fixed rate. Under the swap terms, the Company will pay a 4.885% fixed rate and in return will receive a three-month LIBOR rate. The three-month LIBOR rate received on the swap will match the base rate paid on the term loan since both use three-month LIBOR. The swap had an initial notional value of $200.0 million which will decline as payments are made on the term loan so that the amount outstanding under the term loan and the notional amount of the swap will always be equal. The swap had a notional amount of $196.7 million at December 31, 2005, which was the same as the outstanding amount of the term loan.
The Company accounts for the swap as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 requires all derivatives, whether designated as hedges or not, to be recorded on the balance sheet at fair value. Since the swap qualifies as a cash flow hedge under SFAS No. 133, changes in the fair value of the swap will be recorded in other comprehensive income as long as the swap continues to effectively hedge the base interest rate risk on the term loan. Any ineffective portion of changes in the fair value of the hedge will be recorded in earnings. At December 31, 2005, there was no ineffective portion of the hedge as defined under SFAS No. 133. The interest rate swap had a negative fair value of $0.7 million at December 31, 2005, which is recorded in other comprehensive income.
The Company issues letters of credit in the ordinary course of business. At December 31, 2005, the Company had outstanding letters of credit of $4.9 million.

7—COMMITMENTS AND CONTINGENCIES
The Company leases various facilities, furniture and computer equipment under operating lease arrangements expiring between 2006 and 2025. Future minimum annual payments under non-cancelable operating lease agreements at December 31, 2005 are as follows (in thousands):

Year ended December 31,

2006	$32,749
2007	30,163
2008	24,156
2009	21,761
2010	19,448
Thereafter	76,669

Total minimum lease payments	$204,946

Rental expense for operating leases was $25.0 million in 2005, $25.2 million in 2004, and $25.5 million for 2003. The Company also has commitments for office services, such as printing, copying, shipping and mail services, which expire in 2006. The minimum obligation under these agreements is approximately $0.3 million in the aggregate.
The Internal Revenue Service (“IRS”) has completed the field work portion of an audit of the Company’s federal income tax returns for tax years ended September 30, 1999, through 2002. In October 2005, the Company received an Examination Report indicating proposed changes that primarily relate to the valuation of intangible assets licensed to a foreign subsidiary and the calculation of payments under a cost sharing arrangement between Gartner Inc. and one of its foreign subsidiaries. Gartner disagrees with the proposed adjustments relating to valuation and the cost sharing arrangement and intends to vigorously dispute this matter through applicable IRS and judicial procedures, as appropriate. However, if the IRS were to ultimately prevail on the issues, it could result in additional taxable income for the years under examination of approximately $130.7 million and an additional federal cash tax liability of approximately $41.0 million. The Company recorded a provision in prior periods based on its estimate of the amount for which the claim will be settled, and no additional amount was booked in the current period. Although the final resolution of the proposed adjustments is uncertain, the Company believes the ultimate disposition of this matter will not have a material adverse effect on its consolidated financial position, cash flows, or results of operations. The IRS has commenced an examination of tax years 2003 and 2004. There have been no significant developments to date.
On December 23, 2003, Gartner was sued in an action entitled Expert Choice, Inc. v. Gartner, Inc., Docket No. 3:03cv02234, United States District Court for the District of Connecticut. The plaintiff, Expert Choice, Inc., seeks unspecified amount of damages for claims relating to royalties for the development, licensing, marketing, sale and distribution of certain computer software and methodologies. The case is currently in the discovery phase. Subsequently, in January 2004, an arbitration demand was filed against Decision Drivers, Inc., one of the Company’s subsidiaries, and against Gartner, Inc., by Expert Choice. The arbitration demand described the claim as being in excess of $10.0 million, but did not provide further detail. On February 22, 2006, the Company was informed of an offer from Expert Choice’s counsel to settle the matter for $35.0 million. The Company immediately rejected Expert Choice’s settlement offer since the Company believes that is has meritorious defenses against the claims and the Company intends to continue to vigorously defend the case.
In addition to the matters discussed above, we are involved in legal proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position or results of operations when resolved in a future period.
The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2005, we did not have any indemnification agreements that would require material payments.
8—EQUITY AND STOCK PROGRAMS
Capital stock. Holders of common stock are entitled to one vote per share on all matters to be voted by stockholders. At the Company’s Annual Meeting on June 29, 2005, the Company’s stockholders approved the combination of the Company’s Class A Common Stock and Class B Common Stock into a single class of common stock and the elimination of the classification of the Company’s Board of Directors. Each share of outstanding Class A Common Stock and Class B Common Stock was reclassified into a share of a single class of common stock. Accordingly, certain share amounts disclosed herein have been restated to reflect the stock combination. The combination had no impact on the total issued and outstanding shares of common stock and did not increase the total number of authorized shares of common stock. A Restated Certificate of Incorporation was filed with the Delaware Secretary of State on July 6, 2005 to effectuate these changes. The new common stock retains the Class A Common Stock’s ticker symbol on the New York Stock Exchange (IT) and the Class B Common Stock was delisted from the New York Stock Exchange after the effective date.
The Company does not currently pay cash dividends on its common stock. While subject to periodic review, the current policy of the Board of Directors is to retain all earnings primarily to provide funds for continued growth. Our Amended and Restated Credit Agreement, dated as of June 29, 2005, contains a negative covenant, which may limit our ability to pay dividends. In addition, our Amended and Restated Security Holders Agreement with Silver Lake Partners, L.P. requires us to obtain Silver Lake’s consent prior to declaring or paying dividends.
The following table provides transactions relating to the Company’s common stock:

		Treasury
	Issued	Stock
	Shares	Shares

Balance at December 31, 2002	120,795,668	40,065,563
Issuances under stock plans	4,037,656	(784,916)
Issuance of shares upon conversion of debt	18,302,271	(31,138,851)
Purchases for treasury	—	4,984,646
Forfeitures of restricted stock	(9,847)	—

Balance at December 31, 2003	143,125,748	13,126,442
Issuances under stock plans	7,871,016	(690,382)
Purchases for treasury	—	26,618,219
Forfeitures of restricted stock	(176,672)	—

Balance at December 31, 2004	150,820,092	39,054,279
Issuances under stock plans	3,252,677	(689,845)
Purchases for treasury	—	850,313
Forfeitures/cancellations of restricted stock	(523,335)	—

Balance at December 31, 2005	153,549,434	39,214,747

$100 million share repurchase program. In October 2005, the Company’s Board of Directors authorized a $100.0 million common share repurchase program. Repurchases under the program will be made from time-to-time through open market purchases and/or block trades. The Company intends to fund the repurchases from cash flow from operations but may also borrow under the Company’s existing credit facility. Repurchases are subject to the availability of our common stock, prevailing market conditions, the trading price of the Company’s common stock, and our financial performance. During the fourth quarter of 2005, the Company repurchased 837,800 shares of its common stock under this program for a total purchase price of $11.1 million, of which $9.6 million was paid in December 2005 and $1.5 million was paid in early January 2006 when the related share purchase transactions settled.
Stock option buy back. During the third quarter of 2005, the Company completed its one-time offer to buy back certain vested and outstanding stock options for cash, which resulted in the tender and cancellation of 6,383,445 options. In conjunction with the buyback, the Company recorded a charge of approximately $6.0 million, including transaction and related costs. The charge is recorded in Other charges, net in the Consolidated Statements of Operations.
Under the offer, option holders were given the opportunity to elect to tender their eligible options in exchange for a cash payment equal to the value of the outstanding options, as calculated based on the Black-Scholes valuation model. The offer was made to all current and certain former employees, except current executive officers and directors, who held options to purchase our common stock with a strike price greater than $12.94. The accounting for the buyback is governed by APB 25. Under APB 25, the cash consideration paid for redeemed stock options is treated as compensation expense, which is a charge to earnings. In addition to the expense, APB 25 also requires that those outstanding options which the Company offered to redeem and which were not tendered are subject to variable accounting treatment from the day of the offer onward, requiring the Company to take a potential charge each quarter to the extent the in-the-money value of those options increased as measured on the last day of the quarter. The Company recorded immaterial charges in the third and fourth quarters of 2005 related to the revaluation of these options. Variable accounting treatment triggered by the option buy back ceased on January 1, 2006, the date the Company adopted SFAS No. 123R.
Long term incentive plan. At the Company’s Annual Meeting on June 29, 2005, the Company’s stockholders approved certain amendments to Gartner’s 2003 Long Term Incentive Plan (“the Plan”), including an 11 million share increase in the number of shares available under the Plan, the addition of restricted stock units as an award available for grant under the Plan, and the extension of the term of the Plan until April 19, 2015, unless sooner terminated by the Company’s Board of Directors.

Tender Offer. In the third quarter of 2004 the Company completed a Dutch auction tender offer under which it repurchased 16.8 million common shares. Additionally, the Company repurchased 9.2 million common shares from Silver Lake Partners, L.P. and certain of its affiliates (“Silver Lake”). The total cost of the tender was $346.2 million including transaction costs of $3.8 million.
Terminated $200.0 million share repurchase program. In July 2001, the Company’s Board of Directors approved the repurchase of up to $75.0 million of common stock. The Board of Directors subsequently increased the authorized stock repurchase program to a total authorization for repurchase of $200.0 million. During 2004, the Company repurchased 527,825 shares for a total cost of approximately $6.1 million. On a cumulative basis, the Company repurchased 13,720,397 shares of common stock for a total cost of $133.2 million under this program. In connection with the 2004 tender offer, the Board of Directors terminated the stock repurchase program in June 2004.
Conversion of convertible notes. On April 17, 2000, the Company issued, in a private placement transaction, $300.0 million of 6% convertible subordinated notes (the “convertible notes”) to Silver Lake Partners, L.P. (“Silver Lake”) and other noteholders. The convertible notes were scheduled to mature in April 2005 and had been accruing interest at 6% per annum. Interest had accrued semi-annually by a corresponding increase in the face amount of the convertible notes commencing September 15, 2000.
In October 2003, the convertible notes were converted into 49,441,122 shares of Gartner common stock in accordance with the original terms of the notes. The determination of the number of shares issued upon conversion was based upon a $7.45 conversion price and a convertible note of $368.3 million, consisting of the original face amount of $300 million plus accrued interest of $68.3 million. The unamortized balances of debt issue costs of $2.8 million and debt discount of $0.3 million as of the conversion date were netted against the outstanding principal and interest balances, resulting in a $365.2 million increase to stockholders’ equity. Additionally, certain costs directly associated with the conversion, such as regulatory filing, banking and legal fees, totaling $0.6 million, were charged to equity.
As part of the original private placement transaction, two Silver Lake representatives were elected to our ten-member Board of Directors. The Company also granted to Silver Lake the right to acquire 5% of any Company subsidiary that is spun off or spun out at 80% of the initial public offering price.
9—OPTION PLANS
Stock option plans. The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. These options are granted as an incentive for employees to contribute to the Company’s long-term success. Options are also granted to members of the Board of Directors and certain consultants. Generally, stock options are issued at their fair market value at the date of grant. Most options vest either a) annually over a three-year service period, or b) over a four-year vesting period, with 25% vesting at the end of the first year and the remaining 75% vesting monthly over the next three years. Options granted prior to 2005 generally expire ten years from the grant date, whereas options granted in 2005 generally expire seven years from the date of grant. At December 31, 2005, 10.9 million shares of common stock were authorized for grants of options or restricted stock under the 2003 Long Term Incentive Plan.
In February 2003, the Company’s stockholders approved the 2003 Long-Term Incentive Plan (“2003 Plan”) which replaced its 1993 Director Stock Option Plan, 1994 Long Term Option Plan, 1996 Long Term Stock Option Plan, 1998 Long Term Stock Option Plan and 1999 Stock Option Plan (collectively the “Previous Plans”). Under the 2003 Plan, 9,928,000 shares of common stock were initially available for grant. Upon approval of the 2003 Plan, no further grants or awards were allowable under the Previous Plans. However, any outstanding options or awards under the Previous Plans remain outstanding until the earlier of their exercise, forfeiture, or expiry date.
A summary of stock option activity under the plans and agreement through December 31, 2005 follows:

		Weighted
	Number	Average
	of Options	Exercise Price

Outstanding at December 31, 2002	36,463,939	$12.10
Granted	2,598,070	$9.03
Exercised	(4,278,704)	$8.82
Canceled	(3,257,098)	$12.82

Outstanding at December 31, 2003	31,526,207	$12.21
Granted	5,144,399	$12.21
Exercised	(7,363,604)	$8.65
Canceled	(4,167,369)	$14.23

Outstanding at December 31, 2004	25,139,633	$12.92
Granted	3,904,000	$10.59
Exercised	(2,902,439)	$9.00
Canceled	(8,527,603)	$17.55

Outstanding at December 31, 2005	17,613,591	$10.81

During the third quarter of 2005, the Company completed its offer to buy back certain vested and outstanding stock options for cash, which resulted in the tender and cancellation of 6,383,445 options. In conjunction with the buyback, the Company recorded a charge of approximately $6.0 million, including transaction and related costs. The charge is recorded in Other charges, net in the Consolidated Statements of Operations.
Options for the purchase of 10.7 million, 17.8 million, and 23.1 million shares of common stock were exercisable at December 31, 2005, 2004, and 2003, respectively.
The following table summarizes information about stock options outstanding at December 31, 2005:

		Outstanding		Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$1.00 - $8.74	2,936,417	5.65	$7.61	2,421,279	$7.71
$8.75 — $10.31	5,385,386	5.08	$9.78	5,223,723	$9.77
$10.59 - $10.59	3,423,132	6.46	$10.59	—	$—
$10.74 - $12.45	4,131,255	8.11	$12.15	1,564,801	$12.03
$12.49 - $30.47	1,735,401	4.66	$16.59	1,465,820	$17.34
$31.56 - $31.56	2,000	2.31	$31.56	2,000	$31.56

	17,613,591	6.11	$10.81	10,677,623	$10.68

Employee stock purchase plans. In January 1993, the Company adopted an employee stock purchase plan, and reserved an aggregate of 4,000,000 shares of common stock for issuance under that plan. The 1993 plan expired during 2003. In March 2002, shareholders approved the 2002 Employee Stock Purchase Plan (the “2002 Plan”) with substantially identical terms. Eligible employees are permitted to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation (or $21,250 in any calendar year), at a price equal to 95% of the common stock price as reported by the NYSE at the end of each offering period. Prior to June 1, 2005, employees could purchase common stock under this program at a price equal to 85% of the common stock price as reported by the NYSE at the beginning or end of each offering period, whichever was lower. During 2005, 2004, and 2003, 540,083, 443,959, and 544,883 shares were issued from treasury stock at an average purchase price of $9.22, $9.33, and $7.24 per share, respectively, from these plans. At December 31, 2005, 2004 and 2003, the Company had 2.2 million, 2.7 million, and 3.2 million shares, respectively, available for purchase under the 2002 Plan.
Restricted stock awards. Beginning in 1998, the Company awarded restricted stock under the 1991 Stock Option Plan and the 1998 Long Term Stock Option Plan. The restricted stock awards generally vest in six equal installments with the first installment vesting two years after the award and then annually thereafter for five years. The Company did not make any awards of restricted stock during 2003. In 2004, the Company made four restricted stock awards, and in 2005 it issued one replacement award.
The 2004 awards included two awards of restricted stock of 33,000 shares with market values of $11.96 and $12.78 on the date of grant, respectively, under the 2003 Plan in which the restrictions lapse over three years. In addition, an additional award of 175,000 shares under the 2003 Plan (this award was forfeited in 2004), and an inducement award of 500,000 shares to our CEO (discussed below) were subject to performance-based vesting. Except for the awards with performance-based vesting, awardees are not required to provide consideration to the Company other than rendering service. All restricted share awards have the right to vote the shares and to receive dividends. The employee may not sell the restricted stock that is still subject to vesting. In 1999, the Company also granted 40,500 stock options with an exercise price of $1.00 per share that vest on the same basis as the restricted stock awards to certain international employees. Such stock options had a weighted-average fair market value of $22.81 per stock option on the date of grant.
In the fourth quarter of 2004 the Company announced that its CEO, Eugene A. Hall, had received an inducement grant of 500,000 shares of restricted stock for which market value on the date of grant was $12.05 per share. In the fourth quarter of 2005, the Company and Mr. Hall agreed to cancel this restricted stock award and replace it with a new award for the same amount of shares and on similar terms. This was done for tax reasons and the number of shares of restricted stock issued to Mr. Hall remains unchanged. By issuing a new restricted stock award under its stockholder approved 2003 Plan, the Company will be able to take a tax deduction when and if the restrictions lapse on the restricted stock award. The Company would not have been able to take advantage of this tax deduction on the 2004 award because the award had been made as an inducement grant, and consequently was not issued pursuant to a stockholder approved plan. The Company and Mr. Hall have entered into (i) a Termination of Restricted Stock Agreement to cancel the original award of 500,000 shares of restricted stock which was made on October 15, 2004; and (ii) a Restricted Stock Agreement which makes a new grant to him of 500,000 shares of restricted stock under the 2003 Plan.
Similar to the award that was cancelled, the restrictions on this new award lapse as to (i) 300,000 shares when the Company’s common stock trades at an average price of $20 or more for sixty (60) consecutive trading days, (ii) 100,000 shares when the Company’s common stock trades at an average price of $25 or more for sixty (60) consecutive trading days, and (iii) 100,000 shares when the Company’s common stock trades at an average price of $30 or more for sixty (60) consecutive trading days, subject to Mr. Hall’s continued employment with the Company through each such date. Notwithstanding the preceding sentence, all restrictions shall lapse in full upon a change in control.
On the date Mr. Hall’s restricted stock award was replaced it had a probability-weighted present value of $4.4 million. The determination of the value of the award was based on the present value of estimated discounted cash flows, which takes into consideration such factors as the historical price and volatility of the Company’s common stock, as well as the probability that the Company’s common stock will reach the target prices. This value is used by the Company for purposes of calculating the pro forma net income and net income per share in accordance with SFAS No. 123 (see Footnote 1).
The Company had a total of 530,202 and 602,236 restricted shares of common stock outstanding at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, the aggregate unamortized compensation expense for restricted stock awards and the $1 stock option grants was $6.7 million and $7.6 million, respectively, which are included in Unearned compensation, net in the Consolidated Balance Sheet. Total compensation expense recognized for the restricted stock awards and the stock options granted with an exercise price of $1.00 per share was $0.8 million, $0.9 million, and $0.9 million, in 2005, 2004, and 2003, respectively.
10—COMPUTATION OF (LOSS) INCOME PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. When the exercise of stock options or conversion of convertible debt is antidilutive they are excluded from the calculation.
The following table sets forth the reconciliation of the basic and diluted (loss) earnings per share computations (in thousands, except per share amounts):

	2005	2004	2003

Numerator:
Net (loss) income used for calculating basic and diluted (loss) income per common share	$(2,437)	$16,889	$23,589

Denominator:
Weighted average number of common shares used in the calculation of basic income per share	112,253	123,603	91,123
Common stock equivalents associated with stock compensation plans	—	2,723	1,456

Shares used in the calculation of diluted income per share	112,253	126,326	92,579

(Loss) income per share:
Basic	$(0.02)	$0.14	$0.26

Diluted	$(0.02)	$0.13	$0.25

In October 2005, the Company’s Board of Directors authorized a $100.0 million common share repurchase program. Repurchases under the program will be made from time-to-time through open market purchases and/or block trades. The Company intends to fund the repurchases from cash flow from operations but may also borrow under the Company’s existing credit facility. During the fourth quarter of 2005, the Company repurchased 837,800 shares of its common stock under this program for a total purchase price of $11.1 million.
In the first half of 2004 the Company repurchased 527,825 common shares at an aggregate cost of $6.1 million under its $200.0 million Stock Repurchase Program. In addition, during the third quarter of 2004 the Company completed a tender offer in which it repurchased 16,844,508 common shares at a purchase price of $13.30 and $12.50 per share, respectively. Additionally, the Company also repurchased 9,228,938 shares from Silver Lake Partners and certain of its affiliates (“Silver Lake”) at a purchase price of $13.30 per share. The total cost of the tender was $346.2 million including transaction costs of $3.8 million. In conjunction with the tender offer, the Board of Directors terminated the $200.0 million Stock Repurchase Program in June 2004.

The following table presents the number of options to purchase shares (in millions) of common stock that were not included in the computation of diluted EPS because the effect would have been antidilutive. During periods with reported income, these options were antidilutive because their exercise prices were greater than the average market value of a share of common stock during the period. During periods with reported loss, all options outstanding had an antidilutive effect.

	2005	2004	2003

Antidilutive options (in millions)	11.4	12.3	19.9
Average market price per share of common stock during periods with reported income	$10.88	$12.03	$9.49
     For 2005, 2004, and 2003, unvested restricted stock awards were not included in the computation of diluted income (loss) per share because the effect would have been antidilutive. Additionally, convertible notes in 2003 were not included in the EPS calculation using the “as if converted” method because the effect would have been antidilutive.
     The following table provides information on the after-tax interest expense that was not added back to the numerator of the EPS calculation and the weighted average number of shares associated with the convertible debt that was not included in the denominator of the EPS calculation because the effect would have been antidilutive (in thousands):

	2005	2004	2003

After-tax interest on convertible long-term debt	$—	$—	$10,147
Weighted average shares associated with convertible debt	—	—	37,035
11—INCOME TAXES
Following is a summary of the components of income (loss) before income taxes (in thousands):

	2005	2004	2003

U.S.	$(6,607)	$8,622	$(2,972)
Non-U.S.	12,045	25,840	38,400

Income before income taxes	$5,438	$34,462	$35,428

The expense for income taxes on the above income consists of the following components (in thousands):

	2005	2004	2003

Current tax (benefit) expense:
U.S. federal	$(3,350)	$5,137	$(576)
State and local	2,890	1,812	1,623
Foreign	10,195	10,076	11,453

Total current	9,735	17,025	12,500
Deferred tax (benefit) expense:
U.S. federal	(8,796)	(4,405)	(942)
State and local	(3,840)	(2,659)	(788)
Foreign	416	(2,392)	(2,861)

Total deferred	(12,220)	(9,456)	(4,591)

Total current and deferred	(2,485)	7,569	7,909
Benefit relating to interest rate swap used to increase equity:	283	—	—
Benefit from stock transactions with employees used to increase equity:	4,472	10,004	3,930
Benefit of acquired tax assets used to reduce goodwill	5,605	—	—

Total tax expense	$7,875	$17,573	$11,839

Current and long-term deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2005	2004

Depreciation and software amortization	$3,867	$3,962
Expense accruals for book purposes	66,424	40,816
Loss and credit carryforwards	74,751	60,590
Other	3,010	1,874

Gross deferred tax asset	148,052	107,242
Repatriation of foreign earnings	(1,430)	(5,047)
Intangible assets	(7,211)	(516)
Prepaid expenses	(4,349)	(4,202)

Gross deferred tax liability	(12,990)	(9,765)
Valuation allowance	(66,647)	(41,008)

Net deferred tax asset	$68,415	$56,469

Current and long-term net deferred tax assets were $11.8 million and $56.6 million as of December 31, 2005, and $13.4 million and $43.1 million as of December 31, 2004, respectively, and are included in Prepaid expenses and other current assets and Other assets in the Consolidated Balance Sheets.
The valuation allowance relates primarily to state and local and foreign net operating losses, capital loss carryforwards, and foreign tax credits that more likely than not will expire unutilized. The net increase in valuation allowances of approximately $25.6 million in 2005 relates primarily to establishing a valuation allowances associated with Meta pre-acquisition assets. These assets include state and local and foreign net operation losses and domestic capital losses. A portion of the increase also relates to a valuation allowance established for foreign tax credits and current year capital losses. Approximately $2.3 million of the valuation allowance will reduce additional paid-in-capital upon subsequent recognition of any related tax benefits associated with stock options. Approximately $18.9 million of the valuation allowance will reduce goodwill upon subsequent recognition of any related tax benefits associated with various META deferred tax assets.
The Company has established full valuation allowances against domestic realized and unrealized capital losses, as their utilization remains uncertain. As of December 31, 2005, the Company had U.S. federal capital loss carryforwards of $34.4 million. $19.2 million of these capital losses expired as of December 31, 2005. However, these losses remain subject to utilization against potential audit adjustments associated with the current IRS exam. $3.6 million of the remaining capital loss carryovers will expire in 2006, $3.3 million will expire in 2007, and $8.3 million will expire during 2008 and 2009. The Company also had $84.8 million in state and local capital loss carryforwards, of which $69.6 million expired as of December 31, 2005. Again, these losses remain subject to state utilization depending upon adjustments associated with the current IRS exam. Of the remaining amount, $3.6 million will expire in 2006, $3.3 million will expire in 2007, and $8.3 million will expire during 2008 and 2009.
As of December 31, 2005, the Company had a federal net operating loss carryforward of $18.8 million, the majority of which will expire in 18 years. The Company also had state and local tax net operating loss carryforwards of $341.5 million, of which $88.7 million will expire within one to five years, $61.8 million will expire within six to fifteen years, and $191.0 million will expire within sixteen to twenty years. In addition, the Company had foreign net operating loss carryforwards of $40.6 million of which $12.3 million will expire in one to eleven years and $28.3 million that can be carried forward indefinitely
As of December 31, 2005 the Company also had foreign tax credit carryforwards of $15.0 million, of which $9.4 million will expire in 2010, and the remaining will expire in between 2011 and 2015.
In addition, the Company had federal alternative minimum tax credit carryforwards of $2.3 million, which can be carried forward indefinitely and research and development credit carryforwards of approximately $1.2 million which will expire between 2020 and 2025.
The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate on income before income taxes are:

	2005	2004	2003

Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(4.3)	0.8	2.6
Foreign income taxed at a different rate	112.2	(0.9)	(1.4)
Non-taxable income	(4.3)	(1.1)	(0.8)
Exempt foreign trading gross receipts	(1.7)	(0.5)	—
Non-deductible meals and entertainment	10.6	2.1	1.7
Non-deductible acquisition costs	13.2	—	—
Officers’ life insurance	—	—	0.1
Jobs Creation Act — repatriation of foreign earnings	(66.5)	14.6	—
Foreign tax credits	(34.9)	(3.1)	2.5
Record (release) valuation allowance	111.0	4.1	0.9
(Release) increase reserve for tax contingencies	(24.3)	3.2	—
Non-deductible goodwill and currency translation	—	3.8	—
Other items (net)	(1.2)	1.2	2.8

Effective tax rate	144.8%	51.0%	33.4%

The higher effective tax rate in 2004 as compared to 2003 is primarily attributable to incurring non-deductible restructuring charges and tax costs from repatriating foreign earnings. These increases were offset in part by a release of valuation allowance associated with foreign tax credits. In 2004, we took a $5.0 million tax charge in anticipation of repatriating approximately $52.0 million in earnings from our non-US subsidiaries in 2005. The repatriation was expected to qualify for a one-time reduced tax rate pursuant to the American Jobs Creation Act (AJCA). The charge was partially offset by a benefit of $2.5 million to release valuation allowance on foreign tax credits that were expected to be utilized before they expired.
The increase in the effective tax rate for 2005, as compared to that of 2004, is principally due to the fact that the Company generated less income in low tax jurisdictions as compared to the prior year and recorded valuation allowances against capital losses and foreign tax credit carryforwards. The impact of these items is offset, in part, by benefits taken to reduce the overall tax expense on repatriated earnings as well as reductions for interest costs related to tax contingencies. The impact of the various positive and negative adjustments is amplified by lower pretax book income in 2005 as compared to 2004.
The Company also recorded charges in 2005 relating to the acquisition and integration of Meta which are not deductible for tax purposes. The impact of these items increased tax expense by approximately $0.7 million or 13.2%
Undistributed earnings of subsidiaries outside of the U.S. amounted to approximately $30.0 million as of December 31, 2005. These earnings have been and will continue to be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon. These earnings could become subject to additional tax if they were distributed in the form of dividends or otherwise. It is not practicable to estimate the amount of additional tax that may be payable on the foreign earnings because of the complexities associated with the hypothetical calculation.
In March 2005, the Company repatriated approximately $52.0 million in cash from its non-US subsidiaries in order to take advantage of the beneficial provisions of the American Jobs Creation Act of 2004 (AJCA). The Company had previously recorded $5.0 million of tax expense in anticipation of the repatriation. In 2005, the Company took into account technical corrections issued by the Treasury Department. As a result of favorable provisions contained in the technical correction, the Company realized a tax benefit of $3.6 million to reduce the cumulative charge to $1.4 million. Additionally, as a consequence of the application of the technical corrections, the Company re-evaluated its ability to use foreign tax credits in the future and took a charge of $2.5 million to re-establish valuation allowance for foreign tax credits that more likely than not will expire unused.
The Internal Revenue Service (“IRS”) has completed the field work portion of an audit of the Company’s federal income tax returns for tax years ended September 30, 1999, through 2002. In October 2005, the Company received an Examination Report indicating proposed changes that primarily relate to the valuation of intangible assets licensed to a foreign subsidiary and the calculation of payments under a cost sharing arrangement between Gartner, Inc. and one of its foreign subsidiaries. Gartner disagrees with the proposed adjustments relating to valuation and the cost sharing arrangement and intends to vigorously dispute this matter through applicable IRS and judicial procedures, as appropriate. However, if the IRS were to ultimately prevail on the issues, it could result in additional taxable income for the years under examination of approximately $130.7 million and an additional federal cash tax liability of approximately $41.0 million. The Company recorded a provision in prior periods based on its estimate of the amount for which the claim will be settled, and no additional amount was booked in the current period. Although the final resolution of the proposed adjustments is uncertain, the Company believes the ultimate disposition of this matter will not have a material adverse effect on its consolidated financial position, cash flows, or results of operations. The IRS has commenced an examination of tax years 2003 and 2004. There have been no significant developments to date.
12—EMPLOYEE BENEFITS
Savings and investment plan. The Company has a savings and investment plan covering substantially all domestic employees. Company contributions are based upon the level of employee contributions. In addition, the Company also contributes fixed and discretionary profit sharing contributions set by the Board of Directors. Amounts expensed in connection with the plan totaled $10.6 million, $9.5 million, and $9.3 million, for 2005, 2004, and 2003, respectively.
Deferred compensation employee stock trust. The Company has supplemental deferred compensation arrangements for the benefit of certain officers, managers and other key employees. These arrangements are partially funded by life insurance contracts, which have been purchased by the Company. The plan permits the participants to diversify their investments. The value of the assets held, managed and invested, pursuant to the agreement was $14.1 million and $13.4 million at December 31, 2005 and 2004, respectively, and are included in Other assets. The corresponding deferred compensation liability of $16.6 million and $15.7 million at December 31, 2005 and 2004, respectively, is recorded at fair market value, and is adjusted with a corresponding charge or credit to compensation cost, to reflect the fair value of the amount owed to the employee and is included in Other liabilities. Total compensation expense recognized for the plan was $0.2 million, $0.3 million, and $0.3 million, for 2005, 2004, and 2003, respectively.
Defined benefit pension plans. The Company has defined-benefit pension plans in several of its international locations covering approximately 188 individuals which are accounted for in accordance with the requirements of Statement of Financial Accounting Standards No. 87, - “Employers’ Accounting for Pensions” (SFAS No. 87). Benefits paid under the plans are based on years of service and employee compensation. None of these plans have plan assets as defined under SFAS No. 87. The Company’s policy is to account for material defined benefit plans in accordance with SFAS No. 87.
The following are the components of net periodic pension expense:

	2005	2004	2003

Service cost	$1,502	$1,024	$843
Interest cost	353	280	187
Recognition of actuarial loss	235	78	—

Net periodic pension cost	$2,090	$1,382	$1,030

     The following table provides information related to changes in the projected benefit obligations:

	December 31,
	2005	2004	2003

Projected benefit obligation at beginning of year	$8,300	$4,800	$2,241
Service cost	1,502	1,024	843
Interest cost	353	280	187
Actuarial loss	1,019	1,738	1,016
Benefits paid	(52)	—	—
Acquisitions and new plans	1,751	—	—
Foreign currency impact	(1,304)	458	513

Projected benefit obligation at end of year	$11,569	$8,300	$4,800

     The following table provides information related to changes in the funded status of the plan:

	December 31,
	2005	2004	2003

Funded status	$11,569	$8,300	$4,800
Unrecognized net loss	(3,240)	(2,859)	(1,077)

Net amount recognized	$8,329	$5,442	$3,723

Amounts recognized in the balance sheet consist of:
Accrued pension benefit — other liabilities	$8,329	$5,442	$3,723

Assumptions used in the computation of net periodic pension expense are as follows:

	2005	2004	2003

Weighted- average discount rate	3.70%	5.50%	5.75%
Average compensation increase	3.27%	3.50%	3.50%
     Assumptions used in the computation of the benefit obligations are as follows:

	2005	2004	2003

Weighted- average discount rate	4.50%	4.50%	5.50%
Average compensation increase	3.50%	3.50%	3.50%
13—SEGMENT INFORMATION
The Company manages its business in three reportable segments: research, consulting and events. Research consists primarily of subscription-based research products. Consulting consists primarily of consulting, measurement engagements and strategic advisory services. Events consists of various symposia, conferences and exhibitions.
The Company evaluates reportable segment performance and allocate resources based on gross contribution margin. Gross contribution, as presented below, is defined as operating income excluding certain cost of sales and selling, general and administrative expenses, depreciation, amortization of intangibles and other charges. The accounting policies used by the reportable segments are the same as those used by the Company.
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
The following tables present information about the Company’s reportable segments (in thousands). The “Other” column includes certain revenues and corporate and other expenses (primarily selling, general and administrative) unallocated to reportable segments, expenses allocated to operations that do not meet the segment reporting quantitative threshold, and other charges. There are no intersegment revenues:

	Research	Consulting	Events	Other	Consolidated

2005
Revenues	$523,033	$301,074	$151,339	$13,558	$989,004
Gross Contribution	310,008	125,678	76,135	12,184	524,005
Corporate and other expenses					(498,725)

Operating income					$25,280

	Research	Consulting	Events	Other	Consolidated

2004
Revenues	$480,486	$259,419	$138,393	$15,523	$893,821
Gross Contribution	292,704	92,711	69,462	13,940	468,817
Corporate and other expenses					(426,158)

Operating income					$42,659

2003
Revenues	$466,907	$258,628	$119,355	$13,556	$858,446
Gross Contribution	292,874	86,778	56,004	10,081	445,737
Corporate and other expenses					(398,404)

Operating income					$47,333

The Company’s consolidated revenues are generated primarily through direct sales to clients by domestic and international sales forces and a network of independent international sales agents. Revenues in the table below are reported based on where the sale is fulfilled; “Other International” revenues are those attributable to all areas located outside of the United States and Canada, as well as Europe, the Middle East, and Africa. Most of our products and services are provided on an integrated worldwide basis. Because of the integration of products and services delivery, it is not practical to separate precisely our revenues by geographic location. Long-lived assets exclude goodwill and other intangible assets. Accordingly, the separation set forth in the table below is based upon internal allocations, which involve certain management estimates and judgments.
Summarized information by geographic location is as follows (in thousands):

	2005	2004	2003

Revenues:
United States and Canada	$610,980	$559,416	$535,694
Europe, Middle East and Africa	296,705	262,953	252,264
Other International	81,319	71,452	70,488

Total revenues	$989,004	$893,821	$858,446

Long-lived assets:
United States and Canada	$70,767	$74,200	$67,081
Europe, Middle East and Africa	17,253	13,877	16,400
Other International	24	3,316	3,793

Total long-lived assets	$88,044	$91,393	$87,274

14—VALUATION AND QUALIFYING ACCOUNTS
The following table provides information regarding the Company’s allowance for doubtful accounts and returns and allowances, in thousands:

		Additions
		Charged
		(Subtractions	Additions
	Balance at	Credited)	Charged	Deductions	Balance
	Beginning	to Costs and	to Other	from	at End
	of Year	Expenses	Accounts (1)	Reserve	of Year

Calendar 2003:
Allowance for doubtful accounts and returns and allowances	$7,000	$8,276	$2,000	$8,276	$9,000
Calendar 2004:
Allowance for doubtful accounts and returns and allowances	$9,000	$(3,700)	$13,283	$10,133	$8,450
Calendar 2005:
Allowance for doubtful accounts and returns and allowances	$8,450	$966	$6,089	$7,605	$7,900

(1)	Amounts charged to revenues. For 2005, includes $0.9 million that was not charged against earnings but was an addition from the META acquisition.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report on Form 10-K to be signed on its behalf by the undersigned, duly authorized, in Stamford, Connecticut, on March 10, 2006.

Gartner, Inc.

Date: March 10, 2006	By:	/s/ Eugene A. Hall

Eugene A. Hall
Chief Executive Officer
POWER OF ATTORNEY
Each person whose signature appears below appoints Eugene A. Hall and Christopher Lafond and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in all capacities, to sign all amendments to this Report on Form 10-K, and to file the same, with appropriate exhibits and other related documents, with the Securities and Exchange Commission. Each of the undersigned, ratifies and confirms his or her signatures as they may be signed by his or her attorney—in-fact to any amendments to this Report.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Eugene A. Hall Eugene A. Hall	Director and Chief Executive Officer (Principal Executive Officer)	March 10, 2006
/s/ Christopher Lafond Christopher Lafond	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2006
Michael J. Bingle Michael J. Bingle	Director	March 10, 2006
/s/ Richard J. Bressler Richard J. Bressler	Director	March 10, 2006
/s/ Anne Sutherland Fuchs Anne Sutherland Fuchs	Director	March 10, 2006
/s/ William O. Grabe William O. Grabe	Director	March 10, 2006
/s/ Max D. Hopper Max D. Hopper	Director	March 10, 2006
/s/ John R. Joyce John R. Joyce	Director	March 10, 2006
/s/ Stephen G. Pagliuca Stephen G. Pagliuca	Director	March 10, 2006
/s/ James C. Smith James C. Smith	Director	March 10, 2006
/s/ Jeffrey W. Ubben Jeffrey W. Ubben	Director	March 10, 2006
/s/ Maynard G. Webb, Jr. Maynard G. Webb, Jr.	Director	March 10, 2006