Form 10-Q
period 2006-03-31
GARTNER INC
filed 2006-05-03
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission File Number 1-14443
Gartner, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	04-3099750
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

P.O. Box 10212	06902-7700
56 Top Gallant Road	(Zip Code)
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
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 13, 2006, 114,113,642 shares of the registrant’s common shares were outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GARTNER, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	March 31,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$65,640	$70,282
Fees receivable, net	277,175	313,195
Deferred commissions	35,580	42,804
Prepaid expenses and other current assets	41,378	35,838

Total current assets	419,773	462,119
Property, equipment and leasehold improvements, net	57,930	61,770
Goodwill	403,999	404,034
Intangible assets, net	12,641	15,793
Other assets	85,135	82,901

Total Assets	$979,478	$1,026,617

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$172,129	$243,036
Deferred revenues	355,222	333,065
Current portion of long-term debt	68,333	66,667

Total current liabilities	595,684	642,768
Long-term debt	175,000	180,000
Other liabilities	54,273	57,261

Total Liabilities	824,957	880,029

Stockholders’ Equity
Preferred stock	—	—
Common stock	77	77
Additional paid-in capital	522,228	511,062
Unearned compensation, net	(3,756)	(6,652)
Accumulated other comprehensive income, net	7,849	6,320
Accumulated earnings	195,422	187,652
Treasury stock, at cost	(567,299)	(551,871)

Total Stockholders’ Equity	154,521	146,588

Total Liabilities and Stockholders’ Equity	$979,478	$1,026,617

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Research	$137,092	$125,196
Consulting	75,893	64,010
Events	14,495	8,055
Other	3,449	2,563

Total revenues	230,929	199,824
Costs and expenses:
Cost of services and product development	105,349	95,278
Selling, general and administrative	99,467	91,546
Depreciation	5,660	6,079
Amortization of intangibles	3,383	28
META integration charges	1,450	3,405
Other charges	—	14,274

Total costs and expenses	215,309	210,610

Operating income (loss)	15,620	(10,786)
Loss from investments, net	—	(5,106)
Interest expense, net	(4,363)	(1,345)
Other expense, net	(694)	(304)

Income (loss) before income taxes	10,563	(17,541)
Provision (benefit) for income taxes	2,793	(2,834)

Net income (loss)	$7,770	$(14,707)

Income (loss) per common share:
Basic	$0.07	$(0.13)
Diluted	$0.07	$(0.13)

Weighted average shares outstanding:
Basic	113,769	111,324
Diluted	115,798	111,324
See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2006	2005
Operating activities:
Net income (loss)	$7,770	$(14,707)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangibles	9,043	6,107
Stock compensation expense	2,546	275
Excess tax benefits from stock-based compensation	(1,400)	—
Tax benefit associated with employee exercises of stock options	—	128
Deferred taxes	(737)	(295)
Loss from investments and sales of assets, net	258	5,106
Amortization of debt issue costs	201	222
Changes in assets and liabilities:
Fees receivable, net	36,421	20,249
Deferred commissions	7,308	959
Prepaid expenses and other current assets	(5,712)	(3,676)
Other assets	146	768
Deferred revenues	23,550	30,739
Accounts payable and accrued liabilities	(73,289)	(31,290)

Cash provided by operating activities	6,105	14,585

Investing activities:
Investment in intangibles	(164)	(150)
Prepaid acquisition costs	—	(2,501)
Additions to property, equipment and leasehold improvements	(3,356)	(4,063)
Other investing activities, net	25	—

Cash used in investing activities	(3,495)	(6,714)

Financing activities:
Proceeds from stock issued for stock plans	11,894	3,604
Payments on debt	(3,333)	(10,000)
Purchases of treasury stock	(17,184)	—
Excess tax benefits from stock-based compensation	1,400	—

Cash used in financing activities	(7,223)	(6,396)

Net (decrease) increase in cash and cash equivalents	(4,613)	1,475
Effects of exchange rates on cash and cash equivalents	(29)	(2,880)
Cash and cash equivalents, beginning of period	70,282	160,126

Cash and cash equivalents, end of period	$65,640	$158,721

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 — Basis of Presentation
These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner, Inc. (“Gartner” or the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2005. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management’s knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2006 may not be indicative of the results of operations for the remainder of 2006. Certain prior year amounts have been reclassified to conform to the current year presentation.
In July 2005 the Company combined its Class A and Class B common stock into a single class of common stock. Accordingly, certain share amounts presented herein have been restated to reflect the stock combination (See Note 11 — Equity and Stock Programs).
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123(R), Share-Based Payment (“SFAS No. 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”), under the modified prospective transition method. Accordingly, beginning January 1, 2006, the Company is now recording compensation expense for all stock-based compensation awards granted to employees (See Note 5—Stock-Based Compensation). In accordance with the modified prospective transition method, prior periods have not been restated to reflect the adoption of SFAS No. 123(R).
Note 2 — META Acquisition
On April 1, 2005, the Company acquired META Group, Inc. (“META”), which was a technology and research firm, for a purchase price of approximately $176.4 million, including transaction costs. The acquisition was accounted for as a purchase business combination. The purchase price was allocated to the net assets and liabilities acquired based on their estimated fair values. Any excess of the purchase price over the estimated fair value of the net assets acquired, including identifiable intangible assets, was allocated to goodwill. The following table represents the Company’s allocation of the purchase price to assets acquired and liabilities assumed (dollars in thousands):

Assets
Current assets:
Cash and cash equivalents	$15,144
Fees receivable, net	31,223
Prepaid expenses and other current assets	867

Total current assets	47,234
Property, equipment, and leasehold improvements, net	1,353
Goodwill	180,908
Intangible assets:
Content	14,400
Customer relationships	7,700
Databases	3,500

Total intangible assets	25,600
Other assets	10,199

Total assets	$265,294

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$53,614
Deferred revenues	34,165
Notes payable	958

Total current liabilities	88,737
Other liabilities	134

Total liabilities	$88,871

At March 31, 2006, $154.3 million, $20.7 million, and $5.9 million of goodwill were recorded in the Research, Consulting, and Events segments, respectively, as a result of the META acquisition. During the first quarter of 2006, the Company decreased recorded goodwill from the META acquisition by approximately $0.3 million, to $180.9 million from $181.2 million at December 31, 2005. The $0.3 goodwill million decrease was due to a reduction in deferred revenues of $1.9 million in deferred revenues, which was partially offset by the recording of additional accruals under EITF 95-3.
In connection with the META acquisition, the Company recorded certain liabilities in purchase accounting under Emerging Issues Task Force Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Combination” (“EITF 95-3”), for involuntary terminations, lease and contract terminations, and other items. The Company expects that the majority of the remaining liabilities to be paid for contract terminations and exit costs should be paid by June 30, 2006, while the lease liabilities will be paid over their respective contract periods through 2012. The Company is uncertain at this time regarding the timing of payment of the tax contingencies.
The following table provides the activity under EITF 95-3 for the three months ended March 31, 2006 (dollars in thousands):

	Balance	Additional			Currency	Balance
	December 31,	Accruals	Adjustments		Translation	March 31,
	2005	(1)	(2)	Payments	Adjustments	2006
Lease terminations	$8,536	$—	$(614)	$(1,557)	$(4)	$6,361
Severance and benefits	391	—	(44)	(333)	10	24
Contract terminations	113	2,192	—	(7)	—	2,298
Costs to exit activities	421	76	—	(162)	—	335
Tax contingencies	569	—	—	—	—	569

	$10,030	$2,268	$(658)	$(2,059)	$6	$9,587

(1) During the first quarter of 2006, the Company recorded $2.3 million of additional accruals related to META obligations under EITF 95-3, primarily for the termination of certain contracts with META vendors. The effect of these additional accruals is to increase the amount of recorded goodwill from the META acquisition.
(2) During the first quarter of 2006, the Company recorded adjustments to the estimated META liabilities that reduced the obligation by $0.7 million, primarily for the reduction of accrued lease termination costs. The reduction was due to higher rental revenue related to faster subleasing of the leases than originally projected. The effect of these adjustments is to reduce the amount of recorded goodwill from the META acquisition.
Adjustments are made to the EITF 95-3 accruals as more information becomes available regarding the META obligations, permitting the Company to make a better estimate of the amount of their ultimate settlement, or the obligations were actually settled in cash for amounts that were different than estimated at the time of the acquisition.
Note 3 — Comprehensive Income (Loss)
The components of comprehensive income (loss) for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net income (loss):	$7,770	$(14,707)
Other comprehensive income (loss):
Foreign currency translation adjustments	272	(3,831)
Net unrealized gains (losses) on investment and swap, net of tax	1,257	(4)

Other comprehensive income (loss)	1,529	(3,835)

Comprehensive income (loss)	$9,299	$(18,542)

Note 4 — Computations of Income (Loss) per Share of Common Stock
The following table sets forth the reconciliation of the basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Net income (loss) used for calculating basic and diluted income (loss) per share	$7,770	$(14,707)

Denominator:
Weighted average number of common shares used in the calculation of basic income (loss) per share	113,769	111,324
Common stock equivalents associated with stock-based compensation plans	2,029	1,092

Shares used in the calculation of diluted income (loss) per share	115,798	112,416

Basic income (loss) per share	$0.07	$(0.13)

Diluted income (loss) per share	$0.07	$(0.13)

For the three months ended March 31, 2006 and 2005, 1.3 million options and stock-settled Stock Appreciation Rights and 17.2 million options, respectively, were not included in the computation of diluted income (loss) per share because the effect would have been anti-dilutive.
Note 5 — Stock-Based Compensation
The Company awards stock-based compensation as an incentive for employees to contribute to the Company’s long-term success, and historically the Company issued options and restricted stock. In the first quarter of 2006 the Company made changes to its stock compensation strategy and awarded additional types of equity awards. At March 31, 2006, the Company had 9.3 million shares of common stock authorized for awards of stock-based compensation under its 2003 Long Term Incentive Plan.
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123(R), Share-Based Payment (“SFAS No, 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”). Accordingly, the Company is now recognizing stock-based compensation expense for all awards granted to employees, which is based on the fair value of the award on the date of grant, recognized ratably over the related service period, net of estimated forfeitures. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. The Company adopted SFAS No. 123(R) under the modified prospective transition method, and consequently prior period results have not been restated. Under this transition method, in 2006 the Company’s reported stock compensation expense will include: a) expense related to the remaining unvested portion of awards granted prior to January 1, 2006, which is based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and b) expense related to stock compensation awards granted subsequent to January 1, 2006, which is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
Prior to January 1, 2006, the Company applied APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its employee stock compensation and applied Statement of Financial Accounting Standards No. 123 “Accounting for Stock Issued to Employees” (“SFAS 123”) for disclosure purposes only. Under APB 25, the intrinsic value method was used to account for stock-based employee compensation plans and expense was not recorded for awards granted with no intrinsic value. The SFAS 123 disclosures include pro forma net income (loss) and income (loss) per share as if the fair value-based method of accounting had been used.
Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain highly complex and subjective assumptions, including the expected life of the stock compensation awards, the Company’s common stock price volatility, and the rate of employee forfeitures. The assumptions used in calculating the fair value of stock compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary to use different assumptions, stock compensation expense could be materially different from what has been recorded in the current period.
On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).
Prior to the adoption of SFAS No. 123(R), the Company classified tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (“excess tax benefits”) be classified as financing cash flows. For the three months ended March 31, 2006, excess tax benefits realized from the exercise of stock options was $1.4 million.
During the first quarter of 2006, the Company recognized $2.5 million of pre-tax stock compensation expense under SFAS No. 123(R), with $1.4 million recorded in Cost of services and product development expense and $1.1 million recorded in Selling, general and administrative expense in the Condensed Consolidated Statement of Operations. As of March 31, 2006, the Company had $32.4 million of total unrecognized compensation cost, which is expected to be recognized as stock compensation expense over the remaining weighted-average vesting period of approximately 2 years.
Stock-Based Compensation Awards
The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards in accordance with SFAS No. 123(R):
Stock options. The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to members of the Board of Directors and certain consultants. The Company determines the fair value of stock options at the date of grant using the Black-Scholes-Merton valuation model. Most options vest either a) annually over a three-year service period, or b) over a four-year vesting period, with 25% vesting at the end of the first year and the remaining 75% vesting monthly over the next three years. Options granted prior to 2005 generally expire ten years from the grant date, whereas options granted beginning in 2005 generally expire seven years from the grant date. The Company issues both new shares and Treasury shares upon the exercise of stock options.
Total compensation expense recognized for options was approximately $2.0 million in the first quarter of 2006, which includes $0.3 million of expense for options held by employees deemed to be retirement-eligible. During the first quarter of 2006, the Company received approximately $11.9 million in cash from stock option exercises, and no tax benefit was recorded because the Company had excess tax benefits recorded to additional paid in capital.
A summary of the changes in the total stock options outstanding during the three months ended March 31, 2006 follows:

			Weighted
			Average
		Weighted	Remaining
	Options in	Average	Contractual
	millions	Exercise Price	Term
Outstanding at December 31, 2005	17.6	$10.81	6.11	years
Granted	.1	14.48	NA
Forfeited or expired	(.2)	11.99	NA
Exercised	(1.1)	9.62	NA

Outstanding at March 31, 2006	16.4	$10.89	5.88	years

Vested and exercisable at March 31, 2006	9.8	$10.72	5.09	years

At March 31, 2006, options outstanding and options vested and exercisable had aggregate intrinsic values of $48.9 million and $31.0 million, respectively. Options exercised during the first quarter of 2006 had an intrinsic value of $5.0 million.
A summary of changes in the number of nonvested stock options follows:

		Weighted
	Options in	Average
	millions	Exercise Price
Nonvested options outstanding at December 31, 2005	6.9	$11.00
Granted	.1	14.48
Forfeited	(.1)	11.00
Vested during the period	(.3)	NA

Nonvested options outstanding at March 31, 2006	6.6	$11.16

Stock appreciation rights. Stock-settled Stock Appreciation Rights (“SARs”) are settled in stock and are similar to options as they permit the holder to participate in the appreciation of the Company’s stock. The value of the SARs will be paid to the employee in stock once the applicable vesting criteria have been met. Gartner will withhold a portion of the common stock to be issued to meet the minimum statutory tax withholding requirements. SARs recipients do not have any of the rights of a Gartner stockholder, including voting rights and the right to receive dividends and distributions, until after actual shares of Gartner common stock are issued in respect of the award, which is subject to the prior satisfaction of the vesting and other criteria relating to such grants.
On March 15, 2006, the Company granted 1.2 million SARs to its executive officers. The Company determined the fair value of the SARs on the date of grant using the Black-Scholes-Merton valuation model. The SARs will vest ratably over a four-year service period and they expire seven years from the vesting commencement date. Total compensation expense recognized for SARs was less than $0.1 million in the first quarter of 2006.

A summary of the SARs granted in the first quarter of 2006 and outstanding on March 31, 2006 follows:

Weighted
			Weighted	Average
		Weighted	Average	Remaining
	SARS in	Average	Grant Date	Contractual
	millions	Exercise Price	Fair Value	Term
SARs granted March 15, 2006	1.2	$14.44	$6.01	NA
Forfeited or expired	—	—	—	—
Exercised	—	—	—	—

SARs outstanding at March 31, 2006	1.2	$14.44	$6.01	7.12 years

Vested and exercisable at March 31, 2006	—	$—	$—	NA

At March 31, 2006, SARs outstanding had a negative aggregate intrinsic value of $(0.6) million.
The fair value of the Company’s options and SARs was estimated on the date of grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2006	2005
Expected dividend yield (1)	0%	0%
Expected stock price volatility (2)	40%	29%
Risk-free interest rate (3)	4.7%	3.6%
Expected life in years (4)	4.8	3.6
(1) The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. Historically Gartner has not paid dividends on its common stock.
(2) The determination of expected stock price volatility for options and SARs granted in the first three months of 2006 was based on both historical Gartner common stock prices and implied volatility from traded options in Gartner common stock. In previous periods the Company had only considered the historical stock price volatility of Gartner common stock in the determination of the expected stock price volatility.
(3) The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity of the expected life of the award.
(4) The expected life in years of 4.8 for options and SARs granted in the first three months of 2006 was based on the “simplified” calculation provided for in SAB No. 107. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. In previous periods the Company determined the expected life in years based on the historical exercise data for options that had vested.
The Company believes that the changes in the determination of both the expected stock price volatility and the expected life in years are consistent with the fair value measurement objectives of SFAS No. 123(R) and SAB No. 107 and will be applied prospectively in determining the fair values of employee stock options and SARs.
Restricted stock. The Company has awarded shares of restricted stock to employees which vest subject to certain service and market conditions. All restricted share awards have the right to vote the shares and to receive dividends; however the employee may not sell restricted stock that is still subject to the relevant vesting conditions. The Company recorded compensation expense for restricted stock awards of approximately $0.5 million in the first quarter of 2006.
In accordance with SFAS No. 123(R), the fair value of restricted stock awards is estimated on the date of grant based on the market price of the Company’s common stock and is amortized to compensation expense on a straight-line basis over the related vesting periods, which was three years for the most recent award. Employees receiving such awards are not required to provide consideration to the Company other than rendering service. On March 31, 2006, there were 22,000 shares of service-based restricted stock outstanding which were issued with a market value of $11.96 on the date of the award, of which none were vested.

On March 31, 2006, there were 500,000 shares of market-based restricted stock outstanding for which the market value on the date of grant was $12.86 per share. The Company had awarded these shares to its CEO in 2004 from a non-shareholder approved plan. In the fourth quarter of 2005, the Company cancelled the original award and issued a replacement award from a shareholder approved plan for the same number of shares, which will permit the Company to take a tax deduction if the restrictions lapse. The Company estimated the fair value of this award at approximately $4.4 million using a Monte Carlo valuation model. The fair value of the award will be amortized to compensation expense on a straight-line basis over the related weighted-average vesting period, which is 3.0 years. The restrictions on this award lapse as follows: (i) 300,000 shares when the Company’s common stock trades at an average price of $20 or more for sixty consecutive trading days, (ii) 100,000 shares when the Company’s common stock trades at an average price of $25 or more for sixty consecutive trading days, and (iii) 100,000 shares when the Company’s common stock trades at an average price of $30 or more for sixty consecutive trading days, subject to the CEO’s continued employment with the Company through each such date. Notwithstanding the preceding sentence, all restrictions shall lapse in full upon a change in control. As of March 31, 2006, none of these shares had vested.
Restricted stock units. Restricted Stock Units (“RSUs”) give the awardee the right to receive actual Gartner shares when the restrictions lapse and the vesting conditions are met, and each RSU that vests entitles the awardee to one share of the Company’s common stock. Gartner will withhold a portion of the common stock to be issued to meet the minimum statutory tax withholding requirements. RSU recipients do not have any of the rights of a Gartner stockholder, including voting rights and the right to receive dividends and distributions, until after actual shares of Gartner common stock are issued in respect of the award, which is subject to the prior satisfaction of the vesting and other criteria relating to such grants. In accordance with SFAS No. 123(R), the fair value of these awards is estimated on the date of grant based on the market price of the Company’s common stock and is amortized to compensation expense on a straight-line basis over the service period.
The Company granted 474,000 RSUs to its executive officers on March 15, 2006, whose vesting is subject to service and performance conditions (“performance RSUs”). The market price of the Company’s common stock was $14.44 on that date. The performance condition is tied to Gartner’s 2006 total sales bookings in the Research segment. With respect to the performance conditions, the 474,000 RSUs represent the target amount, and the number of RSUs that will ultimately vest will be between 0% and 200% of the targeted amount depending on whether and the extent to which, the targets are achieved. As of the date of grant the Company estimated the number of performance RSUs that will ultimately vest to be equivalent to the target amount, and this estimate will be revised quarterly based on the most probable outcome. The performance-based RSUs vest ratably over a four-year period from the vesting commencement date. If the 2006 performance condition is not met, the performance RSUs expire immediately. None of these performance RSUs were exercisable as of March 31, 2006, and related compensation expense recognized in the first quarter of 2006 was less than $0.1 million.
In April 2006 the Company awarded an additional 763,000 RSUs that vest subject to service requirements only (“service-based RSUs”). In accordance with SFAS No. 123(R), the fair value of these awards was estimated on the date of grant based on the market price of the Company’s common stock, which was $13.75, and will be amortized to compensation expense on a straight-line basis over the service period. These service-based RSUs vest ratably over a four-year period from the vesting commencement date. Since these RSUs were awarded in the second quarter of 2006, none were outstanding as of March 31, 2006. Stock-based compensation expense for these awards began on the date of grant in April 2006.
Stock-Based Compensation Expense per Share
The following table presents information on net income and diluted income per share for the three months ended March 31, 2006 determined in accordance with SFAS No. 123(R), compared to the pro forma information determined under SFAS 123 for the three months ended March 31, 2005 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2006		2005
Net income (loss) as reported		$7,770	$(14,707)
SFAS 123 pro forma adjustments for prior year period:
Add: Stock-based compensation expense, net of tax, included in net (loss) as reported		N/A	217
Deduct: Pro forma employee compensation cost, net of tax		N/A	(3,413)

Net income (loss) including stock compensation expense		$7,770	$(17,903)

Basic loss per share—as reported for prior year period	$	N/A	$(0.13)
Basic income (loss) per share including stock compensation expense		$0.07	$(0.16)

Diluted loss per share—as reported for prior year period	$	N/A	$(0.13)
Diluted income (loss) per share including stock compensation expense		$0.07	$(0.16)
Employee Stock Purchase Plan

In 2002 shareholders approved the 2002 Employee Stock Purchase Plan (the “2002 Plan”) with substantially identical terms as an earlier plan. Under the 2002 Plan, eligible employees are permitted to purchase Gartner common stock through payroll deductions, which may not exceed 10% of an employee’s compensation (or $21,250 in any calendar year), at a price equal to 95% of the common stock price as reported by the NYSE at the end of each offering period. Prior to June 1, 2005, employees could purchase common stock under this program at a price equal to 85% of the common stock price as reported by the NYSE at the beginning or end of each offering period, whichever was lower. At March 31, 2006, the Company had 2.2 million shares available for purchase under the 2002 Plan, and no shares were issued during the first quarter of 2006. The 2002 Plan is considered non-compensatory under SFAS No. 123(R) and as a result the Company does not record compensation expense from employee purchases.
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

	Research	Consulting	Events	Other	Consolidated
Three Months Ended March 31, 2006:
Revenues	$137,092	$75,893	$14,495	$3,449	$230,929
Gross contribution	84,487	33,826	6,427	2,813	127,553
Corporate and other expenses					(111,933)

Operating income					$15,620

	Research	Consulting	Events	Other	Consolidated
Three Months Ended March 31, 2005:
Revenues	$125,196	$64,010	$8,055	$2,563	$199,824
Gross contribution	77,011	23,142	3,342	2,171	105,666
Corporate and other expenses					(116,452)

Operating (loss)					$(10,786)

Note 7 — Goodwill and Intangible Assets
Changes in the carrying amount of goodwill, by reporting segment, for the three months ended March 31, 2006 are as follows:

	Balance	Goodwill	Currency	Balance
	December 31,	From META	Translation	March 31,
	2005	Acquisition	Adjustments	2006
Research	$279,500	$(279)	$205	$279,426
Consulting	86,086	(37)	80	86,129
Events	36,366	(11)	7	36,362
Other	2,082	—	—	2,082

Total goodwill	$404,034	$(327)	$292	$403,999

The following table presents the Company’s intangible assets subject to amortization (in thousands):

March 31, 2006	Intellectual	Customer
	Property	Relationships	Databases	Other	Total
Gross cost	$14,347	$7,700	$3,487	$1,501	$27,035
Accumulated amortization	(9,565)	(1,540)	(2,325)	(964)	(14,394)

Net	$4,782	$6,160	$1,162	$537	$12,641

December 31, 2005	Intellectual	Customer
	Property	Relationships	Databases	Other	Total
Gross cost	$14,317	$7,700	$3,479	$1,293	$26,789
Accumulated amortization	(7,158)	(1,155)	(1,739)	(944)	(10,996)

Net	$7,159	$6,545	$1,740	$349	$15,793

The Other category includes noncompete agreements and trademarks. Aggregate amortization expense for the three-month periods ended March 31, 2006 and 2005 was $3.4 million and $28,000, respectively. The estimated future amortization expense of purchased intangibles is as follows (in thousands):

2006 (remaining nine months)	$7,421
2007	1,580
2008	1,580
2009	1,580
2010	480

$12,641

Note 8 — Other Charges
During the first quarter of 2005, the Company recorded other charges of $14.3 million, which included a charge of $10.6 million for costs associated with employee severance and related benefits. In addition, the Company also recorded other charges of approximately $3.7 million, primarily related to a restructuring of the Company’s international operations. The Company did not record any Other charges in the first quarter of 2006.
The following table summarizes the activity related to the liability for the restructuring programs recorded as other charges (in thousands):

	Workforce	Excess	Asset
	Reduction	Facilities	Impairments
	Costs	Costs	And Other	Total
Accrued liability at December 31, 2004	$9,268	$17,175	$1,498	$27,941
Charges during first quarter of 2005	10,598	(187)	3,863	14,274
Payments	(5,522)	(520)	(1,762)	(7,804)

Accrued liability at March 31, 2005	14,344	16,468	3,599	34,411
Charges during remainder of 2005	104	8,457	6,342	14,903
Currency translation and reclassifications	(432)	(583)	(1,032)	(2,047)
Payments	(10,425)	(3,747)	(8,322)	(22,494)

Accrued liability at December 31, 2005	3,591	20,595	587	24,773
Charges during first quarter of 2006	—	—	—	—
Currency translation and reclassifications	(17)	26	—	9
Payments	(1,683)	(1,527)	(50)	(3,260)

Accrued liability at March 31, 2006	$1,891	$19,094	$537	$21,522

The Asset impairments and other charge in the first quarter of 2005 related to a restructuring in the Company’s international operations. The Excess facilities costs as of March 31, 2006 of $19.1 million in the table above does not include approximately $4.0 million of accrued excess facilities liability for interest accreted on the lease liabilities. The interest accreted is charged to interest expense in the Condensed Consolidated Statements of Operations.
The Company expects the majority of the Workforce reduction costs to be paid by June 30, 2006, with the remainder to be paid by year-end 2006. The $0.5 million of Asset impairments and other should be paid by June 30, 2006. The Company intends to fund these payments from existing cash. Costs for excess facilities will be paid as the leases expire, through 2011.
Note 9 — Investments
At March 31, 2006 and December 31, 2005, the Company’s investments in marketable equity securities and other investments had a cost basis and a fair value of $0.2 million which is included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.
During the quarter ending March 31, 2005, the Company recorded a non-cash charge of $5.1 million related to a writedown of an investment to its estimated net realizable value. The loss is recorded in (Loss) gain from investments, net in the Condensed Consolidated Statements of Operations.
Note 10 — Debt
The Company has a $325.0 million, unsecured five-year credit agreement with a bank group led by JPMorgan Chase Bank, N.A. as administrative agent, consisting of a $200.0 million term loan and a $125.0 million revolving credit facility. The revolving credit facility may be increased up to $175.0 million. As of March 31, 2006, there was $193.3 million outstanding on the term loan and $50.0 million outstanding on the revolving credit facility.
The credit agreement requires the term loan to be repaid in 19 quarterly installments, with the final payment due on June 29, 2010. The revolving credit agreement may be used for loans, and up to $15.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and reborrowed until June 29, 2010, at which time all amounts borrowed must be repaid. The loans bear interest, at the Company’s option, among several alternatives, and the Company has elected to use LIBOR plus a margin; the margin consists of a spread between 1.00% and 1.75%, depending on the Company’s leverage ratio as of the fiscal quarter most recently ended. The Company has elected to use a three-month LIBOR rate for the term loan and a one-month LIBOR rate for the revolver.
The credit agreement contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum annualized contract value ratio and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures and make investments. Gartner’s obligations under the credit agreement are guaranteed by Gartner’s U.S. subsidiaries. The credit agreement also contains events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of Gartner’s obligations and an obligation of any or all of the guarantors to pay the full amount of Gartner’s obligations under the credit agreement.
In the first quarter of 2006, the Company entered into an amendment to the credit agreement. The amendment modified the definition of consolidated fixed charges to allow Gartner to exclude up to $30.0 million spent on share repurchases during the fourth quarter of 2005 and full year 2006. The amendment also increased the letter of credit facility to $15.0 million and now provides for letters of credit denominated in foreign currencies.
In the first quarter of 2006, the Company repaid $3.3 million of the term loan in accordance with the credit agreement terms. As of March 31, 2006, the Company had approximately $70.6 million borrowing capacity under the revolving credit facility. As of March 31, 2006, the interest rates on the term loan and revolver were 6.33% and 6.48%, respectively, which consists of a three-month LIBOR base rate and one-month LIBOR base rate, respectively, plus a margin of 1.50% on each.
In December 2005 the Company entered into an interest rate swap agreement to hedge the base interest rate risk on the term loan. The effect of the swap is to convert the floating base rate on the term loan to a fixed rate. Under the swap terms, the Company will pay a 4.885% fixed rate and in return will receive a three-month LIBOR rate. The three-month LIBOR rate received on the swap will match the base rate paid on the term loan since both use three-month LIBOR. The swap had an initial notional value of $200.0 million which will decline as payments are made on the term loan so that the amount outstanding under the term loan and the notional amount of the swap will always be equal. The swap had a notional amount of $193.3 million at March 31, 2006, which was the same as the outstanding amount of the term loan.

The Company accounts for the swap as a cash flow hedge in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 requires all derivatives, whether designated as hedges or not, to be recorded on the balance sheet at fair value. Since the swap qualifies as a cash flow hedge under SFAS No. 133, changes in the fair value of the swap will be recorded in other comprehensive income as long as the swap continues to effectively hedge the base interest rate risk on the term loan. Any ineffective portion of changes in the fair value of the hedge will be recorded in earnings. At March 31, 2006, there was no ineffective portion of the hedge as defined under SFAS No. 133. The interest rate swap had a positive fair value of $1.4 million at March 31, 2006, which is recorded in other comprehensive income.
The Company issues letters of credit in the ordinary course of business. At March 31, 2006, the Company had outstanding letters of credit of $4.4 million.
Note 11 — Equity and Stock Programs
Share Repurchase Program
In the fourth quarter of 2005 the Company’s Board of Directors authorized a $100.0 million common share repurchase program. Repurchases under the program will be made from time-to-time through open market purchases and/or block trades. The Company intends to fund the repurchases from cash flow from operations but may also borrow under the Company’s existing credit agreement. Repurchases are subject to the availability of the Company’s common stock, prevailing market conditions, the trading price of the Company’s common stock, and the Company’s financial performance. During the fourth quarter of 2005, the Company repurchased 837,800 shares of its common stock under this program for a purchase price of $11.1 million, and in the first quarter of 2006 the Company repurchased 1,174,550 shares for $16.2 million.
Stock Combination
In the third quarter of 2005 the Company combined its Class A and Class B common stock into a single class of common stock. Each share of outstanding Class A Common Stock and Class B Common Stock was reclassified into a share of a single class of common stock. Although certain share presentations included herein have been restated to reflect the stock combination, the combination had no impact on the total issued and outstanding shares of common stock and did not increase the total number of authorized shares of common stock. The new common stock retains the Class A Common Stock ticker symbol on the New York Stock Exchange (IT) and the Class B Common Stock was delisted from the New York Stock Exchange.
Note 12 — Defined Benefit Pension Plans
The Company has defined-benefit pension plans in several of its international locations covering approximately 188 individuals which are accounted for in accordance with the requirements of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”). Benefits paid under these plans are based on years of service and employee compensation. None of these plans have plan assets as defined under SFAS No. 87. The Company’s policy is to account for defined benefit plans in accordance with SFAS No. 87. Net periodic pension expense was $0.8 and $0.3 million in the first quarters of 2006 and 2005, respectively.
Note 13 — Contingencies
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
On December 23, 2003, Gartner was sued in an action entitled Expert Choice, Inc. v. Gartner, Inc., Docket No. 3:03cv02234, United States District Court for the District of Connecticut. The plaintiff, Expert Choice, Inc., seeks an unspecified amount of damages for claims relating to royalties for the development, licensing, marketing, sale and distribution of certain computer software and methodologies. In January 2004, an arbitration demand was filed against Decision Drivers, Inc., one of the Company’s subsidiaries, and against Gartner, Inc., by Expert Choice. The arbitration demand described the claim as being in excess of $10.0 million, but did not provide further detail. On February 22, 2006, the Company was informed of an offer from Expert Choice’s counsel to settle the matter for $35.0 million. The Company immediately rejected Expert Choice’s settlement offer. The case is currently in the discovery phase. The Company believes that it has meritorious defenses against the claims and continues to vigorously defend the case.
In addition to the matters discussed above, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued for all proceedings, claims and litigation will not have a material effect on our financial position or results of operations when resolved in a future period.
The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of March 31, 2006, the Company did not have any indemnification agreements that would require material payments.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of the following Management’s Discussion and Analysis (“MD&A”) is to help facilitate the understanding of significant factors influencing the first quarter operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2005. Historical results and percentage relationships are not necessarily indicative of operating results for future periods.
References to “the Company,” “we,” “our,” and “us” are to Gartner, Inc. and its subsidiaries.
Forward-Looking Statements
In addition to historical information, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Factors That May Affect Future Performance” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2005. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers also should review carefully any risk factors described in other reports filed by us with the Securities and Exchange Commission.
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
We have three business segments: Research, Consulting and Events:
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
EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION
During the first quarter of 2006, we continued our efforts to enhance shareholder value by acquiring 1,174,550 shares of our common stock for $16.2 million. This action was part of the $100.0 million share repurchase plan our Board of Directors approved in October 2005, and to date we have acquired 2,012,350 shares of our common stock for a total cost of approximately $27.3 million.
On January 1, 2006, we adopted the new accounting rule for stock-based compensation, SFAS No, 123(R), and as a result we are now recording compensation expense for all stock-based compensation awards granted to employees. The Company awards stock-based compensation as an incentive for employees to contribute to our long-term success, and historically the Company issued options and restricted stock. In 2006, in conjunction with the adoption of SFAS No. 123(R), and as part of our continuing efforts to better align the interests of our employees and our shareholders, we have made changes to our stock compensation strategy and have awarded additional types of equity awards as discussed in Note 5—Stock-Based Compensation in the Notes to the Condensed Consolidated Financial Statements..
As we noted in our 2005 Annual Report on Form 10-K, we believe that we have stabilized our core Research business and we are focused on growing revenue in this segment. Revenue in this segment was up 10% in the first quarter of 2006, to $137.1 million, from $125.2 million in the first quarter of 2005. At March 31, 2006, contract value was $560.8 million compared to $515.7 million at March 31, 2005, which was driven by both META and organic growth. At March 31, 2006, our research client retention rate remained strong at 79%, compared to 81% at December 31, 2005 and 80% at March 31, 2005. Wallet retention was 88% at March 31, 2006, compared to 94% at March 31, 2005.
Revenue from our Consulting segment was up by 19% in the first quarter of 2006 compared to the prior year, to $75.9 million from $64.0 million. Consulting backlog at March 31, 2006 was up almost 2% from March 31, 2005, from $107.8 million to $109.7 million. During the first quarter of 2006, our consultant utilization rate increased to 68%, as compared to 63% during the first quarter of 2005, while the average hourly billing rate and the average annualized revenue per billable headcount also remained strong.
Our Events business continues to deliver strong results. Our continuing emphasis on managing the Events portfolio to retain our long-time successful events and introduce promising new events has resulted in improved profit performance, as the gross contribution margin for the first quarter of 2006 increased 3 percentage points, to 44% from 41% for the first quarter of 2005. Overall revenues recognized during the first quarter of 2006 were $6.4 million higher than the prior year quarter, of which approximately $5.0 million was timing related due to a shift in our events calendar. The Company held 6 conferences in the first quarter of 2006, compared to 5 in the first quarter of 2005. We have scheduled over 70 events in 2006 as compared to the 70 we held in 2005.
For the first quarter of 2006 we had net income of $7.8 million, or $0.07 per diluted share, and we ended the quarter with $154.5 million of stockholders’ equity. Our cash decreased, from $70.3 million at December 31, 2005, to $65.6 million at March 31, 2006, with the decline primarily due to the continuing buyback of our outstanding shares as discussed earlier.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements requires the application of appropriate accounting policies and the use of estimates. The policies discussed below are considered by management to be critical to an understanding of Gartner’s financial statements because their application requires significant management judgments and estimates. Specific risks for these critical accounting policies are described below.
Revenue recognition — We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, and SAB No. 104, Revenue Recognition. Revenue by significant source is accounted for as follows:
•	Research revenues are derived from subscription contracts for research products. Revenues from research products are deferred and recognized ratably over the applicable contract term;

•	Consulting revenues are based primarily on fixed fees or time and materials for discrete projects. Revenues for such projects are recognized as work is delivered and/or services are provided;

•	Events revenues are deferred and recognized upon the completion of the related symposium, conference or exhibition; and

•	Other revenues consist primarily of fees from research reprints and software licensing. Reprint fees are recognized when the reprint is shipped. Fees from software licensing are recognized when a signed non-cancelable software license exists, delivery has occurred, collection is probable, and the fees are fixed or determinable.
The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that have a 30-day cancellation clause, but have not produced material cancellations to date. It is our policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue, since the contract represents a legally enforceable claim. For those government contracts that permit termination, we bill the client the full amount billable under the contract but only record a receivable equal to the earned portion of the contract. In addition, the Company only records deferred revenue on these government contracts when cash is received. Deferred revenues attributable to government contracts were $44.6 million and $41.7 million at March 31, 2006 and December 31, 2005, respectively. In addition, at March 31, 2006 and December 31, 2005, the Company had not recognized uncollected receivables or deferred revenues, relating to government contracts that permit termination, of $7.0 million and $7.1 million, respectively.
Uncollectible fees receivable — The allowance for losses is composed of a bad debt and a sales and allowance reserve. Provisions are charged against earnings. The measurement of likely and probable losses and the allowance for uncollectible fees receivable is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires material estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of fees receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients’ liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due, and the effectiveness of our collection efforts. Total trade receivables at March 31, 2006 were $277.2 million, offset by an allowance for losses of approximately $7.6 million. Total trade receivables at December 31, 2005 were $321.1 million, offset by an allowance for losses of approximately $7.9 million.

Impairment of goodwill and other intangible assets — The evaluation of goodwill is performed in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” This standard requires ongoing annual assessments of goodwill impairment. The evaluation of other intangible assets is performed on a periodic basis. These assessments require management to estimate the fair value of our reporting units based on estimates of future business operations and market and economic conditions in developing long-term forecasts. If we determine that the fair value of any reporting unit is less than its carrying amount, we must recognize an impairment charge, for the associated goodwill of that reporting unit, to earnings in our financial statements. The amount of the impairment is based upon the implied fair value of the reporting unit compared to the carrying amount of goodwill. Goodwill is evaluated for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger a review for impairment include the following: significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant decline in our stock price for a sustained period, and our market capitalization relative to net book value.
Due to the numerous variables associated with our judgments and assumptions relating to the valuation of the reporting units and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty, and as additional information becomes known, we may change our estimates.
Accounting for income taxes — As we prepare our consolidated financial statements, we estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating our current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. Valuation allowances are established when the Company determines that it is more likely than not that the asset or liability may not be realized due to insufficient taxable income or the expiration of carryforward periods. We consider the availability of loss carryforwards, existing deferred tax liabilities, future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged against income in the period such determination was made.
We operate in numerous foreign taxing jurisdictions and our level of operations and profitability in each jurisdiction could have an impact upon the amount of income taxes that we provide in any given year. In addition, our tax filings for various tax years are subject to audit by the tax authorities in jurisdictions where we conduct business. These audits may result in assessments of additional taxes. We have provided for the amounts we believe will ultimately result from these audits. However, resolution of these matters involves uncertainties and there are no assurances that the ultimate resolution will not exceed the amounts provided.
In October 2005 we received an IRS Examination Report showing proposed changes that primarily relate to the valuation of intangible assets licensed to a foreign subsidiary and the calculation of payments under a cost sharing arrangement. See Part II Item 1. Legal Proceedings for additional information.
Accounting for stock-based compensation — On January 1, 2006, we adopted Statement of Financial Accounting Standards 123(R), Share-Based Payment (“SFAS No, 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”). Effective with the adoption of SFAS No. 123(R), the Company is recognizing stock-based compensation expense, which is based on the fair value of the award on the date of grant, ratably over the related service period, net of estimated forfeitures (Note 5 — Stock-Based Compensation in the Notes to the Condensed Consolidated Financial Statements).
The determination of the fair value of a stock-based compensation award on the date of grant is impacted by a number of factors, including the use of a particular fair value model, the Company’s stock price, and certain assumption regarding highly complex and subjective variables. Included among the variables that impact the fair value of an award are the expected life of the stock compensation award, the Company’s common stock price volatility, and the rate of employee forfeitures. The assumptions used in calculating the fair value of our stock compensation awards represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different from what has been recorded in the current period.
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

RESULTS OF OPERATIONS
Overall Results
Total revenues increased 16%, or $31.1 million, to $230.9 million in the first quarter of 2006 compared to $199.8 million for the first quarter of 2005. Revenues increased in all of the Company’s business segments, with the Research segment up 10%, Consulting up 19%, and Events up 80%. The increase in Events revenues was driven by both timing and strong performance with our ongoing theme events. Excluding the effects of foreign currency translation, total revenue for the first quarter of 2006 would have increased about 18%. Please refer to the section of this MD&A entitled “Segment Results” for a further discussion of revenues by segment.
Cost of services and product development increased by $10.0 million, or 11%, to $105.3 million in the first quarter of 2006 compared to $95.3 million in the first quarter of 2005. Excluding the favorable effects of foreign currency translation, cost of services and product development would have increased by 13%. The increase in cost of services and product development resulted from increased headcount, primarily due to the META acquisition, merit salary increases, and a charge of $1.4 million for stock-based compensation expense under SFAS No. 123(R), which we adopted on January 1, 2006. The increase also reflects $2.4 million of higher conference expenses related to the timing of our first quarter 2006 events. During the first quarter of 2005, cost of services and product development benefited by the reversal of $2.1 million of prior year’s incentive compensation program accruals. As a percentage of sales, cost of services and product development decreased to 46% during the first quarter of 2006 from 48% during the first quarter of 2005, mostly due to strong profitability in our Consulting segment.
Selling, general and administrative expenses increased $7.9 million, or 9%, to $99.5 million in the first quarter of 2006 from $91.5 million in the first quarter of 2005, primarily due to increased compensation costs, reflecting higher investment in our sales channel as we added 120 sales associates, 80 of which were related to the META acquisition, over the prior year. Also included in the increase are higher sales commissions, as well as a charge of $1.1 million for stock-based compensation expense under SFAS No. 123(R). Excluding the favorable effects of foreign currency translation, SG&A expenses would have increased by approximately 11% over the prior year. During the first quarter of 2005, SG&A expenses benefited by the reversal of $0.8 million of prior year’s incentive compensation program accruals.
Depreciation expense for the first quarter of 2006 was $5.7 million, compared to $6.1 million for the first quarter of 2005. The decrease was due to a reduction in capital spending, which has led to a decrease in depreciation expense.
Amortization of intangibles was $3.4 million for the first quarter of 2006 compared to an immaterial amount in the prior year period, reflecting the acquisition of intangibles from the META acquisition in April 2005.
META integration charges were $1.5 million and $3.4 million for the first three months of 2006 and 2005, respectively. These expenses relate primarily to severance, and for consulting, accounting, and tax services.
Other charges in the first quarter of 2005 were $14.3 million. Included in the charge was $10.6 million for costs associated with employee severance payments and related benefits. In addition, we also recorded other charges of approximately $3.7 million, primarily related to a restructuring of the Company’s international operations.
Loss from investments, net for the first quarter of 2005 was $5.1 million due to the writedown of an investment to its estimated net realizable value.
Interest expense, net was $4.4 million and $1.3 million in the first quarters of 2006 and 2005, respectively, due to higher interest expense on our debt as well as higher interest accretion on our excess facilities liabilities. We had $243.3 million of debt outstanding as of March 31, 2006, compared to $180.0 million at March 31, 2005, an increase of $63.3 million, which was part of the $67.0 million we borrowed under the revolving credit facility in April 2005 to finance the acquisition of META. The weighted-average interest rate on our debt rose to 6.45% in the first quarter of 2006 from 4.00% in the first quarter of 2005.
Other expense, net was $0.7 million and $0.3 million for the first quarters of 2006 and 2005, respectfully, consisting primarily of net foreign currency exchange losses.
The provision for income taxes was $2.8 million in the first quarter of 2006 compared to a benefit of $2.8 million in the first quarter of 2005. The effective tax rate was 26.4% for the first quarter of 2006 and 16.2% for the first quarter of 2005. The effective tax rate for the first quarter of 2005 includes the effect of certain non-deductible expenses, which in a loss situation lowers the effective tax rate. Non-deductible charges did not have a significant impact on the effective tax rate for the first quarter of 2006.
Excluding the impact of SFAS No. 123(R), amortization of certain intangibles acquired as part of the META acquisition and various META integration charges, the effective tax rates were 28% and 33% for the first quarters of 2006 and 2005, respectively. The lower effective tax rate from the first quarter of 2005 compared to the first quarter of 2006 primarily relates to a favorable earnings mix between higher and lower tax jurisdictions. For the first quarter of 2005, the one-time charges primarily relate to the impairment of capital assets for which the Company received no tax benefit.

SEGMENT RESULTS
We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income (loss) excluding certain cost of sales and selling, general and administrative expenses, depreciation, amortization of intangibles, goodwill impairments, income taxes, META integration charges, and other charges. Gross contribution margin is defined as gross contribution as a percentage of revenues.
The first quarter of 2005 did not contain results related to META Group, as the transaction closed on April 1, 2005. This has an impact on the comparability of the two periods. However, the two companies have now been completely integrated and it is increasingly difficult to approximate the first quarter 2006 impact on our results from the acquisition. We have now transacted on 98% of the research contracts that were in force at the time of acquisition. As we transacted upon the contracts, those that we retained were transitioned to Gartner products, making it difficult to discern the impact on 2006 revenues. The revenue recognized in the Research segment in the first quarter of 2006 from the originally purchased deferred revenue was $0.5 million. Revenue recognized in the Consulting segment during the first quarter of 2006 from the originally purchased deferred revenue was $0.4 million, and the consultants that joined Gartner from META have been fully integrated and work on Gartner solutions. Additionally, there were no Events in the first quarter of 2006 related to META.
Research
Research revenues increased 10% to $137.1 million for the first quarter of 2006, compared to $125.2 million for the first quarter of 2005, an increase of $11.9 million. The increase was primarily driven by META and continued growth in our Executive Programs. Excluding the unfavorable effects of foreign currency, revenue would have increased approximately 12% over the prior year quarter.
Research gross contribution of $84.4 million for the first quarter of 2006 increased $7.4 million, or 9.6%, from the $77.0 million for the first quarter of 2005, while the gross contribution margin was 62% for both quarters. The 2006 contribution margin reflects a charge of approximately $1.0 million for stock-based compensation under SFAS no. 123(R).
Research contract value increased $45.1 million to $560.8 million at March 31, 2006 from $515.7 million at March 31, 2005. META contributed $36.0 million of this increase and growth in our Executive Programs contributed $25.0 million, while foreign currency had a negative impact of $16.0 million. Research contract value was down $31.8 million from $592.6 million at December 31, 2005, primarily due to the impact of foreign exchange as well as a seasonal decrease in contract value after the strong fourth quarter 2005 results.
Client retention rates decreased 1 percentage point, to 79% at March 31, 2006 from 80% at March 31, 2005. Wallet retention rate decreased to 88% during the first quarter of 2006 from 94% during the first quarter of 2005, primarily due to the negative impact of foreign exchange. Our Executive Program membership was 3,460 at March 31, 2006, up 16% from 2,978 members at March 31, 2005.
Consulting
Consulting revenues increased $11.9 million, or 19%, to $75.9 million for the first quarter of 2006 compared to $64.0 million for the first quarter of 2005. Excluding the unfavorable effects of foreign currency translation, Consulting revenues would have increased 21%. The revenue increase reflects the impact of META as well as strong organic growth in our core consulting services. The growth in our core consulting services was across all of our regions and practices and reflects the continuing execution of our strategy of focusing on fewer accounts, attracting larger deals through integrated solutions, and enhancing engagement profitability through improved resource management. Billable headcount was 507 at March 31, 2006, down slightly from 509 at March 31, 2005.
The Consulting segment delivered strong profits during the quarter, as the gross contribution of $33.8 million for the first quarter of 2006 increased 46% from the $23.1 million for the first quarter of 2005, while gross contribution margin for the first quarter of 2006 increased 9 percentage points to 45% from 36% in the prior year period. The increase in gross contribution margin was driven by higher profitability per engagement. The consultant utilization rate increased to 68% during the first quarter of 2006 compared to 63% in the prior year quarter, while the billing rate for the first quarter of 2006 was over $350 per hour compared to $335 per hour in the prior year quarter. Our average annualized revenue per billable headcount was over $400,000 in the first quarter of 2006, compared to about $370,000 in the prior year quarter.
Consulting backlog, which represents future revenues to be recognized from consulting, measurement and SAS, increased $1.9 million, to $109.7 million at March 31, 2006, compared to $107.8 million at March 31, 2005, but was down when compared to the $119.9 million at December 31, 2005.
Events
Events revenues increased 80%, or $6.4 million, to $14.5 million for the first quarter of 2006 compared to $8.1 million for the first quarter of 2005, with approximately $5.0 million of the increase due to events timing and the remainder due to revenue growth from our theme events. The Company held 6 conferences in the first quarter of 2005, one more than the 5 conferences held in the first quarter of 2005. The Company held 70 events in 2005 and is scheduled to hold over 70 events in 2006.
Gross contribution of $6.4 million for the first quarter of 2006 increased from $3.3 million for the first quarter of 2005 due to events timing, as discussed above, as well as improved profitability on our theme events. Gross contribution margin for the first quarter of 2006 increased 3 percentage points, to 44% from 41% for the first quarter of 2005. The increase in gross contribution margin was due primarily to timing and to changes in the mix of our events, partially offset by higher overall conference expenses.
Attendance at Events was 4,226 for the first three months of 2006 compared to 2,555 in the same period in the prior year, with the majority of the increase due to timing as three theme events held in the second quarter of 2005 were held in the first quarter in 2006.

LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities totaled $6.1 million for the three months ended March 31, 2006, compared to $14.6 million for the three months ended March 31, 2005. The net decrease in cash flow from operating activities of $8.5 million was primarily due to an increase in the payment of bonuses, offset by an increase in cash from operations and lower cash payments for severance and other charges.
Cash used in investing activities was $3.5 million in the first quarter of 2006 compared to $6.7 million in the prior year period. The decrease was primarily due to the expenditure of $2.5 million in prepaid acquisition costs related to the META transaction in the first quarter of 2005, as well as a year over year decrease in capital expenditures of approximately $0.7 million.
Cash used by financing activities totaled $7.2 million for the three months ended March 31, 2006, compared to $6.4 million used in the three months ended March 31, 2005, a $0.8 million increase in cash used. The increase in cash used was driven by the repurchase of $17.2 million of our common stock under our $100.0 million stock repurchase program, which was offset by an increase in proceeds from option exercises of $8.3 million, as well as lower debt payments of $6.7 million, and $1.4 million in excess tax benefits from stock-based compensation awards under SFAS No. 123(R). We made $3.3 million in debt repayments in the first three months of 2006 compared to $10.0 in the prior year. We received proceeds from stock issued for stock plans of $11.9 million during the first quarter of 2006 as compared to $3.6 million during the same period in the prior year as a result of our higher stock price during the first quarter of 2006 as compared to 2005, which resulted in more stock option exercises by employees in 2006.
OBLIGATIONS AND COMMITMENTS
The Company has a $325.0 million, unsecured five-year credit agreement with a bank group led by JPMorgan Chase Bank, N.A. as administrative agent, consisting of a $200.0 million term loan and a $125.0 million revolving credit facility. The revolving credit facility may be increased up to $175.0 million. As of March 31, 2006, there was $193.3 million outstanding on the term loan and $50.0 million outstanding on the revolving credit facility.
The credit agreement requires the term loan to be repaid in 19 quarterly installments, with the final payment due on June 29, 2010. The revolving credit agreement may be used for loans, and up to $15.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and reborrowed until June 29, 2010, at which time all amounts borrowed must be repaid. The loans bear interest, at the Company’s option, among several alternatives, and the Company has elected to use LIBOR plus a margin; the margin consists of a spread between 1.00% and 1.75%, depending on the Company’s leverage ratio as of the fiscal quarter most recently ended. The Company has elected to use a three-month LIBOR rate for the term loan and a one-month LIBOR rate for the revolver. On March 31, 2006, the interest rates on the term loan and revolver were 6.33% and 6.48%, respectively. The Company has an interest rate swap agreement to hedge the base interest rate risk on the term loan. The effect of the swap is to convert the floating base rate on the term loan to a fixed rate.
Off-Balance Sheet Arrangements
Through March 31, 2006, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.
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
Our Operating Results Could be Negatively Impacted if the IT Industry Experiences an Economic Down Cycle. Our revenues and results of operations are influenced by economic conditions in general and more particularly by business conditions in the IT industry. A general economic downturn or recession, anywhere in the world, could negatively affect demand for our products and services and may substantially reduce existing and potential client information technology-related budgets. Such a downturn could materially and adversely affect our business, financial condition and results of operations, including the ability to maintain client retention, wallet retention and consulting utilization rates, and to achieve contract value and consulting backlog.

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
We Depend on Renewals of Subscription Base Services and Our Failure to Renew at Historical Rates Could Lead to a Decrease in Our Revenues. Some of our success depends on renewals of our subscription-based research products and services, which constituted 59% and 63% of our revenues for the first three months of 2006 and 2005, respectively. These research subscription agreements have terms that generally range from twelve to thirty months. Our ability to maintain contract renewals is subject to numerous factors, including the following:
•	delivering high-quality and timely analysis and advice to our clients;

•	understanding and anticipating market trends and the changing needs of our clients; and

•	delivering products and services of the quality and timeliness necessary to withstand competition.
Additionally, as we implement our strategy to realign our business to client needs, we may shift the type and pricing of our products which may impact client renewal rates. While research client retention rates were 79% and 80% at March 31, 2006 and 2005, respectively, there can be no guarantee that we will continue to maintain this rate of client renewals. Any material decline in renewal rates could have an adverse impact on our revenues and our financial condition.
We Depend on Non-Recurring Consulting Engagements and Our Failure to Secure New Engagements Could Lead to a Decrease in Our Revenues. Consulting segment revenues constituted 33% and 32% of our revenues for the first three months of 2006 and 2005, respectively. These consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including the following:
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
Our International Operations Expose Us to a Variety of Risks Which Could Negatively Impact Our Future Revenue and Growth. Approximately 39% of our revenues for the first three months of 2006 were derived from sales outside of North America. As a result, our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in foreign currency exchange rates, changes in market demand as a result of tariffs and other trade barriers, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, different or overlapping tax structures, higher levels of United States taxation on foreign income, and the difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights in international jurisdictions. Furthermore, we rely on local distributors or sales agents in some international locations. If any of these arrangements are terminated by our agent or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients of the local distributor or sales agent may not want to continue to do business with us or our new agent.
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
Interests of Certain of Our Significant Stockholders May Conflict With Yours. Silver Lake Partners, L.P. (“SLP”) and its affiliates own approximately 33.0% of our common stock as of March 31, 2006. SLP is restricted from purchasing additional stock without our consent pursuant to the terms of a Securityholders’ Agreement. This Securityholders’ Agreement also provides that we cannot take certain actions, including acquisitions and sales of stock and/or assets without SLP’s consent. Additionally, ValueAct Partners, L.L.C. and its affiliates own approximately 16.3% of our common stock as of March 31, 2006. While neither SLP nor ValueAct individually holds a majority of our outstanding shares, they may be able, either individually or together, to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. Their interests may differ from the interests of other stockholders. Additionally, representatives of SLP and ValueAct Partners, L.L.C. in the aggregate presently hold three seats on our Board of Directors.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
None.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2006, we have exposure to changes in interest rates since we had $243.3 million outstanding on our unsecured credit agreement with JPMorgan Chase Bank, N.A., with $193.3 million outstanding on the term loan and $50.0 million outstanding on the revolver. Under the credit agreement, the interest rate on our borrowings is LIBOR plus an additional 100 to 175 basis points. During the fourth quarter of 2005 we entered into an interest rate swap contract which effectively converts the floating base interest rate on the term loan to a fixed rate. Accordingly, the base interest rate risk on the term loan has been eliminated, but we are still exposed to interest rate risk on the revolver. However, a 25 basis point increase or decrease in interest rates would only have an approximate $0.3 million pre-tax annual effect under the revolver when fully utilized.
Investment Risk
We are exposed to market risk as it relates to changes in the market value of our equity investments. As of March 31, 2006, we had investments in equity securities totaling $0.2 million (see Note 9 — Investments in the Notes to the Condensed Consolidated Financial Statements). If there were a 100% adverse change in the value of our equity portfolio as of March 31, 2006, this would result in a non-cash impairment charge of approximately $0.2 million.
Foreign Currency Exchange Risk
We face two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss), net in the stockholders’ equity section of the Condensed Consolidated Balance Sheets. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the United States dollar. Since the functional currencies of our foreign operations are generally denominated in the local currency of our subsidiaries, the foreign currency translation adjustments are reflected as a component of stockholders’ equity and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in results of operations.
From time to time we enter into foreign currency forward contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. Foreign currency forward contracts are reflected at fair value with unrealized and realized gains and losses recorded currently in earnings. At March 31, 2006, we had nine foreign currency forward contracts outstanding with a total notional amount of approximately $37.9 million and an immaterial net unrealized gain. All of these contracts expired by the end of April 2006.
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
Management conducted an evaluation, as of March 31, 2006, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Act.
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
On December 23, 2003, Gartner was sued in an action entitled Expert Choice, Inc. v. Gartner, Inc., Docket No. 3:03cv02234, United States District Court for the District of Connecticut. The plaintiff, Expert Choice, Inc., seeks an unspecified amount of damages for claims relating to royalties for the development, licensing, marketing, sale and distribution of certain computer software and methodologies. In January 2004, an arbitration demand was filed against Decision Drivers, Inc., one of our subsidiaries, and against Gartner, Inc., by Expert Choice. The arbitration demand described the claim as being in excess of $10.0 million, but did not provide further detail. On February 22, 2006, we were informed of an offer from Expert Choice’s counsel to settle the matter for $35.0 million. We immediately rejected Expert Choice’s settlement offer. The case is currently in the discovery phase. We believe we have meritorious defenses against the claims and we continue to vigorously defend the case.
In addition to the matters discussed above, we are involved in legal proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position or results of operations when resolved in a future period.
ITEM 1A. RISK FACTORS
A restated description of the risk factors associated with our business is included under “Factors that May Affect Future Performance” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2005 Annual Report on Form 10-K and is incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
In the fourth quarter of Calendar 2005, our Board of Directors authorized a $100.0 million common share repurchase program. The following table provides detail related to repurchases of our common stock for treasury in the first quarter of 2006 under this program:

			Approximate Dollar
			Value of Shares
			that may yet be
			Purchased Under our
			Share Repurchase
	Total Number of	Average Price Paid	Program (in
Period(a)	Shares Purchased	Per Share	thousands)
2006
January	358,700	$13.41
February	310,200	13.99
March	505,650	14.03

Total	1,174,550	$13.83	$72,685

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

31.1	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32	Certification under 18 U.S.C. 1350.
Items 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date May 3, 2006	/s/	Christopher Lafond

Christopher Lafond
Executive Vice President
and Chief Financial Officer
(Principal Financial and
Accounting Officer)