Form 10-Q
period 2006-06-30
GARTNER INC
filed 2006-08-01
CIK 749251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 25, 2006, 114,056,357 shares of the registrant’s common shares were outstanding.

EX-31.1 CERTIFICATION
EX-31.2 CERTIFICATION
EX-32 CERTIFICATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
GARTNER, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$69,067	$70,282
Fees receivable, net	285,675	313,195
Deferred commissions	31,181	42,804
Prepaid expenses and other current assets	36,380	35,838

Total current assets	422,303	462,119
Property, equipment and leasehold improvements, net	57,667	61,770
Goodwill	407,608	404,034
Intangible assets, net	9,373	15,793
Other assets	87,803	82,901

Total Assets	$984,754	$1,026,617

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$186,068	$243,036
Deferred revenues	339,441	333,065
Current portion of long-term debt	60,000	66,667

Total current liabilities	585,509	642,768
Long-term debt	170,000	180,000
Other liabilities	54,008	57,261

Total Liabilities	809,517	880,029

Stockholders’ Equity
Preferred stock	—	—
Common stock	78	77
Additional paid-in capital	536,177	511,062
Unearned compensation, net	(3,240)	(6,652)
Accumulated other comprehensive income, net	11,645	6,320
Accumulated earnings	213,666	187,652
Treasury stock, at cost	(583,089)	(551,871)

Total Stockholders’ Equity	175,237	146,588

Total Liabilities and Stockholders’ Equity	$984,754	$1,026,617

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Research	$138,321	$134,926	$275,413	$260,122
Consulting	83,663	79,092	159,556	143,102
Events	58,599	56,949	73,094	65,004
Other	3,510	3,602	6,959	6,165

Total revenues	284,093	274,569	515,022	474,393
Costs and expenses:
Cost of services and product development	137,283	140,517	242,632	235,795
Selling, general and administrative	106,701	102,727	206,168	194,273
Depreciation	6,098	6,423	11,758	12,502
Amortization of intangibles	3,416	3,370	6,799	3,398
META integration charges	—	8,168	1,450	11,573
Other charges	—	8,226	—	22,500

Total costs and expenses	253,498	269,431	468,807	480,041

Operating income (loss)	30,595	5,138	46,215	(5,648)
Loss from investments, net	—	(263)	—	(5,369)
Interest expense, net	(4,479)	(3,318)	(8,842)	(4,663)
Other income (expense), net	173	(2,058)	(521)	(2,362)

Income (loss) before income taxes	26,289	(501)	36,852	(18,042)
Provision (benefit) for income taxes	8,045	318	10,838	(2,516)

Net income (loss)	$18,244	$(819)	$26,014	$(15,526)

Income (loss) per common share:
Basic	$0.16	$(0.01)	$0.23	$(0.14)
Diluted	$0.16	$(0.01)	$0.22	$(0.14)

Weighted average shares outstanding:
Basic	113,525	111,880	113,646	111,602
Diluted	115,743	111,880	115,911	111,602
See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2006	2005
Operating activities:
Net income (loss):	$26,014	$(15,526)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangibles	18,557	15,900
Stock-based compensation expense	6,997	477
Excess tax benefits from stock-based compensation	(3,653)	—
Tax benefit associated with employee exercises of stock options	—	474
Deferred taxes	(2,302)	(5,437)
Loss from investments and sales of assets, net	228	5,369
Amortization and writeoff of debt issue costs	403	1,029
Changes in assets and liabilities:
Fees receivable, net	32,829	43,516
Deferred commissions	12,278	3,369
Prepaid expenses and other current assets	(413)	(1,113)
Other assets	(800)	3,028
Deferred revenues	1,568	(16,138)
Accounts payable and accrued liabilities	(58,727)	(20,977)

Cash provided by operating activities	32,979	13,971

Investing activities:
Investment in intangibles	(264)	—
Additions to property, equipment and leasehold improvements	(7,978)	(7,273)
Acquisition of META (net of cash acquired)	—	(159,751)
Other investing activities, net	55	(114)

Cash used in investing activities	(8,187)	(167,138)

Financing activities:
Proceeds from stock issued for stock plans	22,073	9,524
Proceeds from debt issuance	—	327,000
Payments for debt issuance costs	—	(1,082)
Payments on debt	(16,666)	(267,883)
Purchases of treasury stock	(37,025)	—
Excess tax benefits from stock-based compensation	3,653	—

Cash (used) provided by financing activities	(27,965)	67,559

Net (decrease) increase in cash and cash equivalents	(3,173)	(85,608)
Effects of exchange rates on cash and cash equivalents	1,958	(4,038)
Cash and cash equivalents, beginning of period	70,282	160,126

Cash and cash equivalents, end of period	$69,067	$70,480

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 — Basis of Presentation
These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner, Inc. (“Gartner” or the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2005. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management’s knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2006 may not be indicative of the results of operations for the remainder of 2006. Certain prior year amounts have been reclassified to conform to the current year presentation.
On April 1, 2005, the Company acquired META Group, Inc. (“META”), which was a technology and research firm. The acquisition was accounted for as a purchase business combination and the results of META were included beginning on the date of the acquisition. The purchase price was allocated to the net assets and liabilities acquired based on their estimated fair values. Any excess of the purchase price over the estimated fair value of the net assets acquired, including identifiable intangible assets, was allocated to goodwill.
In July 2005 the Company combined its Class A and Class B common stock into a single class of common stock (See Note 11 — Equity and Stock Programs).
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”), under the modified prospective transition method. Accordingly, beginning January 1, 2006, the Company is now recording compensation expense for all stock-based compensation awards granted to employees. In accordance with the modified prospective transition method, prior periods have not been restated to reflect the adoption of SFAS No. 123(R) (See Note 4—Stock-Based Compensation).
Note 2 — Comprehensive Income (Loss)
The components of comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (loss)	$18,244	$(819)	$26,014	$(15,526)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,935	(960)	3,207	(4,791)
Net unrealized gains (losses) on investments and swap, net of tax	860	(237)	2,117	(241)

Other comprehensive income (loss)	3,795	(1,197)	5,324	(5,032)

Comprehensive income (loss)	$22,039	$(2,016)	$31,338	$(20,558)

Note 3 — Computations of Income (Loss) per Share of Common Stock
The following table sets forth the reconciliation of the basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net income (loss) used for calculating basic and diluted income (loss) per share	$18,244	$(819)	$26,014	$(15,526)

Denominator:
Weighted average number of common shares used in the calculation of basic income (loss) per share	113,525	111,880	113,646	111,602
Common stock equivalents associated with stock-based compensation plans	2,218	—	2,265	—

Shares used in the calculation of diluted income (loss) per share	115,743	111,880	115,911	111,602

Basic income (loss) per share	$0.16	$(0.01)	$0.23	$(0.14)

Diluted income (loss) per share	$0.16	$(0.01)	$0.22	$(0.14)

For the three months ended June 30, 2006 and 2005, 2.2 million options and stock-settled Stock Appreciation Rights and 18.1 million options, respectively, were not included in the computation of diluted income (loss) per share because the effect would have been anti-dilutive. For the six months ended June 30, 2006 and 2005, 2.0 million options and stock-settled Stock Appreciation Rights and 18.2 million options, respectively, were not included in the computation of diluted income (loss) per share because the effect would have been anti-dilutive.
Note 4 — Stock-Based Compensation
The Company awards stock-based compensation as an incentive for employees to contribute to the Company’s long-term success, and historically the Company issued options and restricted stock. In 2006 the Company has made changes to its stock compensation strategy and has awarded additional types of equity instruments. At June 30, 2006, the Company had 8.6 million shares of common stock authorized for awards of stock-based compensation under its 2003 Long Term Incentive Plan.
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”). Accordingly, the Company is now recognizing stock-based compensation expense for all awards granted, which is based on the fair value of the award on the date of grant, recognized over the related service period, net of estimated forfeitures. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. The Company adopted SFAS No. 123(R) under the modified prospective transition method, and consequently prior period results have not been restated. Under this transition method, in 2006 the Company’s reported stock compensation expense will include: a) expense related to the remaining unvested portion of awards granted prior to January 1, 2006, which is based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and b) expense related to stock compensation awards granted subsequent to January 1, 2006, which is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
Prior to January 1, 2006, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its employee stock compensation and applied Statement of Financial Accounting Standards No. 123, “Accounting for Stock Issued to Employees” (“SFAS 123”) for disclosure purposes only. Under APB 25, the intrinsic value method was used to account for stock-based employee compensation plans and expense was generally not recorded for awards granted without intrinsic value. The SFAS 123 disclosures include pro forma net income (loss) and income (loss) per share as if the fair value-based method of accounting had been used.
Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain highly complex and subjective assumptions, including the expected life of the stock compensation awards, the Company’s common stock price volatility, and the rate of employee forfeitures. The assumptions used in calculating the fair value of stock compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, future stock compensation expense could be materially different from what has been recorded in the current period.
On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).
Prior to the adoption of SFAS No. 123(R), the Company classified tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (“excess tax benefits”) be classified as financing cash flows. For the six months ended June 30, 2006, excess tax benefits realized from the exercise of stock options was $3.7 million.
For the three months ended June 30, 2006, the Company recognized $4.5 million of pre-tax stock compensation expense under SFAS No. 123(R), with $2.6 million recorded in Cost of services and product development expense and $1.9 million recorded in Selling, general and administrative expense in the Condensed Consolidated Statement of Operations. During the six months ended June 30, 2006, the Company recognized approximately $7.0 million of pre-tax stock compensation expense under SFAS No. 123(R), with $4.0 million recorded in Cost of services and product development expense and $3.0 million recorded in Selling, general and administrative expense. As of June 30, 2006, the Company had $38.6 million of total unrecognized compensation cost, which is expected to be recognized as stock-based compensation expense over the remaining weighted-average vesting period of approximately 2.0 years.
Stock-Based Compensation Awards
The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards in accordance with SFAS No. 123(R):
Stock options. The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. Options may also be granted to members of the Board of Directors and certain consultants. The Company determines the fair value of stock options at the date of grant using the Black-Scholes-Merton valuation model. Most options vest either a) annually over a three-year service period, or b) over a four-year vesting period, with 25% vesting at the end of the first year and the remaining 75% vesting monthly over the next three years. Options granted prior to 2005 generally expire ten years from the grant date, whereas options granted beginning in 2005 generally expire seven years from the grant date. The Company issues both new shares and treasury shares upon the exercise of stock options.
Total compensation expense recognized for options was approximately $2.4 million for the three months ended June 30, 2006, which included $0.7 million of expense for options held by employees deemed to be retirement-eligible. For the six months ended June 30, 2006 the Company recognized $4.3 million of expense related to options, of which $1.0 million was related to retirement-eligible employees. The Company received approximately $20.6 million in cash from stock option exercises for the first six months of 2006.
A summary of the changes in stock options outstanding for the six months ended June 30, 2006 follows:

			Weighted
			Average
		Weighted	Remaining
	Options in	Average	Contractual
	millions	Exercise Price	Term

Outstanding at December 31, 2005	17.6	$10.81	6.11 years
Granted	.1	14.48	nm
Forfeited or expired	(.3)	12.78	nm
Exercised	(2.1)	9.61	nm

Outstanding at June 30, 2006	15.3	$10.96	5.67 years

Vested and exercisable at June 30, 2006	11.1	$10.86	5.24 years

nm=	not meaningful
The .1 million of options granted during the first six months of 2006 had a weighted-average grant date fair value of $5.65 per option. At June 30, 2006, options outstanding and options vested and exercisable had aggregate intrinsic values of $54.3 million and $41.7 million, respectively. Options exercised during the three month and six month periods ended June 30, 2006 had aggregate intrinsic values of $6.0 million and $11.0 million, respectively.

A summary of changes in the number of nonvested stock options follows:

		Weighted
	Options in	Average
	millions	Exercise Price

Nonvested options outstanding at December 31, 2005	6.9	$11.00
Granted	.1	14.48
Forfeited	(.2)	11.15
Vested during the period	(2.6)	na

Nonvested options outstanding at June 30, 2006	4.2	$11.21

na=not available.
Stock appreciation rights. Stock-settled Stock Appreciation Rights (“SARs”) are settled in common stock and are similar to options as they permit the holder to participate in the appreciation of the Company’s common stock. The value of the SARs will be paid to the employee in common stock once the applicable vesting criteria have been met. Gartner will withhold a portion of the common stock to be issued to meet the minimum statutory tax withholding requirements. SARs recipients do not have any of the rights of a Gartner stockholder, including voting rights and the right to receive dividends and distributions, until after actual shares of common stock are issued in respect of the award, which is subject to the prior satisfaction of the vesting and other criteria relating to such grants.
In the first quarter of 2006 the Company granted 1.2 million SARs to its executive officers. The Company determined the fair value of the SARs on the date of grant using the Black-Scholes-Merton valuation model. The SARs vest ratably over a four-year service period and they expire seven years from the vesting commencement date. Total compensation expense recognized for SARs was approximately $0.3 million for the three and six month periods ending June 30, 2006, respectively.
A summary of the changes in SARS outstanding for the six months ended June 30, 2006 follows:

Weighted
			Weighted	Average
		Weighted	Average	Remaining
	SARS in	Average	Grant Date	Contractual
	millions	Exercise Price	Fair Value	Term

Granted	1.2	$14.44	$6.01	7.17	years
Forfeited or expired	—	—	—	—
Exercised	—	—	—	—

SARs outstanding at June 30, 2006	1.2	$14.44	$6.01	6.87	years

Vested and exercisable at June 30, 2006	—	$—	$—	—

At June 30, 2006, SARs outstanding had no intrinsic value.
The fair value of the Company’s options and SARs was estimated on the date of grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions. The Company did not have any option or SARS grants in the second quarter of 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Expected dividend yield (1)	—	0%	0%	0%
Expected stock price volatility (2)	—	31%	40%	31%
Risk-free interest rate (3)	—	3.7%	4.7%	3.7%
Expected life in years (4)	—	3.1	4.8	3.1

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. Historically Gartner has not paid dividends on its common stock.

(2)	The determination of expected stock price volatility for options and SARs granted in 2006 was based on both historical Gartner common stock prices and implied volatility from traded options in Gartner common stock. In previous periods the

Company had only considered the historical stock price volatility of Gartner common stock in the determination of the expected stock price volatility.

(3)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a maturity similar to the expected life of the award.

(4)	The expected life in years for options and SARs granted in 2006 was based on the “simplified” calculation provided for in SAB No. 107. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. In previous periods the Company determined the expected life in years based on the historical exercise data for options that had vested.
The Company believes that the changes in the determination of both the expected stock price volatility and the expected life in years are consistent with the fair value measurement objectives of SFAS No. 123(R) and SAB No. 107 and will be applied prospectively in determining the fair values of employee stock options and SARs.
Restricted stock. The Company has awarded shares of restricted stock to employees which vest subject to certain service and market conditions. All restricted share awards have the right to vote the shares and to receive dividends; however the employee may not sell restricted stock that is still subject to the relevant vesting conditions. The Company recorded compensation expense for restricted stock awards of approximately $0.5 million and $1.1 million for the three and six month periods ended June 30, 2006.
In accordance with SFAS No. 123(R), the fair value of restricted stock awards is estimated on the date of grant based on the market price of the Company’s common stock and is amortized to compensation expense on a straight-line basis over the related vesting periods, which was three years for the most recent service-based award. Employees receiving such awards are not required to provide consideration to the Company other than rendering service. On June 30, 2006, there were 11,000 shares of service-based restricted stock outstanding which were issued with a market value of $11.96 on the date of the award, none of which were vested.
As of June 30, 2006, there were 500,000 shares of market-based restricted stock outstanding for which the market value on the date of grant was $12.86 per share. The Company had awarded 500,000 restricted shares to its CEO in 2004 from a non-shareholder approved plan. In the fourth quarter of 2005, the Company cancelled the original award and issued a replacement award from a shareholder approved plan for the same number of shares, which will permit the Company to take a tax deduction if the restrictions lapse. The Company estimated the cumulative fair value of this award at approximately $4.4 million using a Monte Carlo valuation model. The fair value of the award will be amortized to compensation expense over the related weighted-average estimated life of the award, which is approximately 2.3 years. The restrictions on this award lapse as follows: (i) 300,000 shares when the Company’s common stock trades at an average price of $20 or more for sixty consecutive trading days; (ii) 100,000 shares when the Company’s common stock trades at an average price of $25 or more for sixty consecutive trading days; and (iii) 100,000 shares when the Company’s common stock trades at an average price of $30 or more for sixty consecutive trading days, subject to the CEO’s continued employment with the Company through each such date. Notwithstanding the preceding sentence, all restrictions shall lapse in full upon a change in control. As of June 30, 2006, none of the restrictions had lapsed.
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
In the first quarter of 2006 the Company granted 474,000 RSUs to its executive officers, with vesting subject to both service and a performance condition (“performance-based RSUs”). The market price of the Company’s common stock was $14.44 on the grant date and the performance condition is tied to Gartner’s 2006 total sales bookings in the Research segment. With respect to the performance condition, the 474,000 RSUs granted represents the target amount, and the number of RSUs that will ultimately vest will be between 0% and 200% of the target amount depending on which performance level is achieved. As of June 30, 2006, the Company continues to estimate that the number of performance-based RSUs that will ultimately vest to be equivalent to the target amount. The performance-based RSUs vest ratably over a four-year period from the vesting commencement date, but are expensed on an accelerated basis as required by SFAS No. 123(R). If the 2006 minimum performance condition is not met, the performance-based RSUs will expire, and all expense recognized to date would be reversed.
In the second quarter of 2006, the Company awarded 803,000 RSUs to non-executive employees and directors that vest subject to service requirements only (“service-based RSUs”). In accordance with SFAS No. 123(R), the fair value of these awards was estimated on the date of grant based on the market price of the Company’s common stock, which ranged from $13.75 to $14.61. The value of these awards will be amortized as compensation expense on a straight-line basis over the service period. These service-based RSUs vest ratably over a four-year period from the vesting commencement date.
None of the performance-based or service-based RSUs were exercisable as of June 30, 2006, and compensation expense was approximately $1.3 million for the three and six month periods ended June 30, 2006, respectively.
Stock-Based Compensation Expense per Share
The following table presents information on net income and diluted income per share for the three and six months ended June 30, 2006, determined in accordance with SFAS No. 123(R), compared to the pro forma information determined under SFAS 123 for the same periods in 2005 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (loss) as reported	$18,244	$(819)	$26,014	$(15,526)
SFAS 123 pro forma adjustments for prior year:
Add: Stock-based compensation expense, net of tax, included in net (loss) as reported	na	122	na	339
Deduct: Pro forma employee compensation cost, net of tax	na	(4,154)	na	(7,567)

Net income (loss) including stock compensation expense	$18,244	$(4,851)	$26,014	$(22,754)

Basic loss per share—as reported for prior year period	na	$(0.01)	na	$(0.14)
Basic income (loss) per share including stock compensation expense	$0.16	$(0.04)	$0.23	$(0.20)

Diluted loss per share—as reported for prior year period	na	$(0.01)	na	$(0.14)
Diluted income (loss) per share including stock compensation expense	$0.16	$(0.04)	$0.22	$(0.20)

na=	not applicable.
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
At June 30, 2006, the Company had 2.1 million shares available for purchase under the 2002 Plan, and approximately .1 million shares were issued during the second quarter of 2006. The 2002 Plan is considered non-compensatory under SFAS No. 123(R) and as a result the Company does not record compensation expense from employee purchases. The Company received approximately $1.5 million in cash from exercises under the Plan in the second quarter of 2006.
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

	Research	Consulting	Events	Other	Consolidated
Three Months Ended June 30, 2006:
Revenues	$138,321	$83,663	$58,599	$3,510	$284,093
Gross Contribution	83,913	37,040	26,591	2,861	150,405
Corporate and other expenses					(119,810)

Operating income					$30,595

Three Months Ended June 30, 2005:
Revenues	$134,926	$79,092	$56,949	$3,602	$274,569
Gross Contribution	80,956	31,593	26,754	3,252	142,555
Corporate and other expenses					(137,417)

Operating income					$5,138

Six Months Ended June 30, 2006:
Revenues	$275,413	$159,556	$73,094	$6,959	$515,022
Gross Contribution	168,400	70,866	33,018	5,675	277,959
Corporate and other expenses					(231,744)

Operating income					$46,215

Six Months Ended June 30, 2005:
Revenues	$260,122	$143,102	$65,004	$6,165	$474,393
Gross Contribution	157,972	54,734	30,089	5,424	248,219
Corporate and other expenses					(253,867)

Operating (loss)					$(5,648)

Note 6 – Goodwill and Intangible Assets
The changes in the carrying amount of goodwill, by reporting segment, for the six months ended June 30, 2006 are as follows:

	Balance	Goodwill	Currency	Balance
	December 31,	From META	Translation	June 30,
	2005	Acquisition	Adjustments	2006
Research	$279,500	$(1,280)	$3,975	$282,195
Consulting	86,086	(172)	1,017	86,931
Events	36,366	(49)	82	36,399
Other	2,082	—	—	2,082

Total goodwill	$404,034	$(1,501)	$5,074	$407,607

During the second quarter of 2006, the Company reduced recorded goodwill from the META acquisition by $1.2 million. The decrease was related to the release of valuation allowances on deferred tax assets for net operating losses generated by various Meta foreign subsidiaries prior to Gartner’s acquisition of Meta. The Company believes that the losses will survive the acquisition and that the Company will generate sufficient taxable income to utilize the losses prior to their expiration.
During the first quarter of 2006, the Company decreased recorded goodwill from the META acquisition by approximately $0.3 million. The Company reduced deferred revenues by approximately $1.9 million, which was offset by the recording of $1.6 million of additional accruals under EITF 95-3 (See Note 9 — META Purchase Accounting Liabilities), resulting in the $0.3 million decrease.
The following table presents the Company’s intangible assets subject to amortization (in thousands):

	Intellectual	Customer
June 30, 2006	Property	Relationships	Databases	Other	Total
Gross cost	$14,545	$7,700	$3,536	$1,572	$27,353
Accumulated amortization	(12,121)	(1,925)	(2,947)	(987)	(17,980)

Net	$2,424	$5,775	$589	$585	$9,373

	Intellectual	Customer
December 31, 2005	Property	Relationships	Databases	Other	Total
Gross cost	$14,317	$7,700	$3,479	$1,293	$26,789
Accumulated amortization	(7,158)	(1,155)	(1,739)	(944)	(10,996)

Net	$7,159	$6,645	$1,740	$349	$15,793

The Other category includes noncompete agreements and trademarks. Amortization expense for intangibles was $3.4 million for the three month periods ended June 30, 2006 and 2005, and $6.8 million and $3.4 million for the six months ended June 30, 2006 and 2005, respectively. The year-over-year increase was due to intangibles acquired from META on April 1, 2005.
The estimated future amortization expense on purchased intangibles is as follows (in thousands):

2006 (remaining six months)	$4,153
2007	1,580
2008	1,580
2009	1,580
2010	480

$9,373

Note 7 — Other Charges
The Company did not incur any other charges in the first and second quarters of 2006.
During the second quarter of 2005, the Company recorded other charges of $8.2 million. Included in the second quarter charge was $8.5 million of costs related to a reduction of office space and a charge of $0.6 million of expenses incurred in connection with the combination of the Company’s dual class common stock. The Company also recorded a reversal of $0.9 million of other charges that the Company determined would not be paid.

During the first quarter of 2005, the Company recorded other charges of $14.3 million, which included a charge of $10.6 million for costs associated with employee termination severance payments and related benefits. In addition, the Company also recorded other charges of approximately $3.7 million, primarily related to a restructuring of the Company’s international operations.
The following table summarizes the activity related to the liability for restructuring programs and other items recorded as Other Charges (in thousands):

	Workforce	Excess	Asset
	Reduction	Facilities	Impairments
	Costs	Costs	And Other	Total
Accrued liability at December 31, 2004	$9,268	$17,175	$1,498	$27,941
Charges during six months ended June 30, 2005	9,935	8,270	4,295	22,500
Currency translation and other adjustments	(358)	(228)	(1,030)	(1,616)
Payments	(12,194)	(968)	(4,071)	(17,233)

Accrued liability at June 30, 2005	6,651	24,249	692	31,592
Charges during remainder of 2005	767	—	5,910	6,677
Currency translation and other adjustments	(74)	(355)	(2)	(431)
Payments	(3,753)	(3,299)	(6,013)	(13,065)

Accrued liability at December 31, 2005	3,591	20,595	587	24,773
Charges during six month ended June 30, 2006	—	—	—	—
Currency translation and other adjustments	(107)	226	3	122
Payments	(2,268)	(3,128)	(138)	(5,534)

Accrued liability at June 30, 2006	$1,216	$17,693	$452	$19,361

The Excess facilities liability as of June 30, 2006 of $17.7 million excludes $4.5 million of additional liability related to interest accretion on the leases. The accreted interest is charged to interest expense in the Condensed Consolidated Statements of Operations.
Costs for excess facilities will be paid as the leases expire, through 2011. The Company expects that the remaining workforce reduction costs and the asset impairments and other liabilities should be paid by December 31, 2006. The Company intends to fund these payments from existing cash.
Note 8 — Investments
The Company recorded non-cash charges of $5.1 million and $0.3 million during the first and second quarters of 2005, respectively, related to the writedown of an investment to its net realizable value. The losses are recorded in Loss from investments, net in the Consolidated Statements of Operations. At June 30, 2006, the Company had approximately $0.2 million of marketable equity securities and other investments.
Note 9 — META Purchase Accounting Liabilities
In connection with the META acquisition the Company recorded certain liabilities in purchase accounting under Emerging Issues Task Force Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Combination” (“EITF 95-3”), for involuntary terminations, lease and contract terminations, and other items. The Company currently expects that the majority of the remaining liabilities to be paid for contract terminations and exit costs should be paid by December 31, 2006, while the lease liabilities will be paid over their respective contract periods through 2012. The Company is uncertain at this time regarding the timing of settlement of the tax contingencies.
The following table provides the activity under EITF 95-3 for the six months ended June 30, 2006 (dollars in thousands):

	Balance	Additional			Currency	Balance
	December 31,	Accruals	Adjustments		Translation	June 30,
	2005	(1)	(2)	Payments	Adjustments	2006
Lease terminations	$8,536	$—	$(614)	$(2,673)	$20	$5,269
Severance and benefits	391	—	(44)	(347)	—	—
Contract terminations	113	2,192	(13)	(52)	—	2,240
Costs to exit activities	421	76	—	(241)	—	256
Tax contingencies	569	—	—	—	—	569

	$10,030	$2,268	$(671)	$(3,313)	$20	$8,334

(1)	During the first quarter of 2006, the Company recorded approximately $2.3 million of additional accruals related to META obligations under EITF 95-3, primarily for the termination of certain contracts related to META. The effect of these additional accruals is to increase the amount of recorded goodwill from the META acquisition.

(2)	During the first quarter of 2006, the Company recorded adjustments to the estimated META liabilities that reduced the obligation by $0.7 million, primarily for the reduction of accrued lease termination costs. The reduction was due to higher rental revenue related to faster subleasing of the leases than originally projected. The effect of these adjustments is to reduce the amount of recorded goodwill from the META acquisition.
Adjustments are made to the EITF 95-3 accruals as more information becomes available regarding the META obligations, permitting the Company to make a better estimate of the amount of their ultimate settlement, or the obligations were actually settled in cash for amounts that were different than estimated at the time of the acquisition.
Note 10 — Debt
The Company has a $325.0 million, unsecured five-year credit agreement with a bank group led by JPMorgan Chase Bank, N.A. as administrative agent, consisting of a $200.0 million term loan and a $125.0 million revolving credit facility. The revolving credit facility may be increased up to $175.0 million. As of June 30, 2006, there was $190.0 million outstanding on the term loan and $40.0 million outstanding on the revolving credit facility.
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
In the first and second quarters of 2006, the Company repaid $3.3 million of the term loan in accordance with the credit agreement terms. As of June 30, 2006, the Company had approximately $81.9 million of borrowing capacity under the revolving credit facility. As of June 30, 2006, the annualized interest rates on the term loan and revolver were 6.75% and 6.60%, respectively, which consist of a three-month LIBOR base rate and one-month LIBOR base rate, respectively, plus a margin of 1.25% on each.
In December 2005 the Company entered into an interest rate swap agreement to hedge the base interest rate risk on the term loan. The effect of the swap is to convert the floating base rate on the term loan to a fixed rate. Under the swap terms, the Company will pay a 4.885% fixed rate and in return will receive a three-month LIBOR rate. The three-month LIBOR rate received on the swap will match the base rate paid on the term loan since both use three-month LIBOR. The swap had an initial notional value of $200.0 million which will decline as payments are made on the term loan so that the amount outstanding under the term loan and the notional amount of the swap will always be equal. The swap had a notional amount of $190.0 million at June 30, 2006, which was the same as the outstanding amount on the term loan.
The Company accounts for the swap as a cash flow hedge in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 requires all derivatives, whether designated as hedges or not, to be recorded on the balance sheet at fair value. Since the swap qualifies as a cash flow hedge under SFAS No. 133, changes in the fair value of the swap will be recorded in other comprehensive income as long as the swap continues to effectively hedge the base interest rate risk on the term loan. Any ineffective portion of changes in the fair value of the hedge will be recorded in earnings. At June 30, 2006, there was no ineffective portion of the hedge as defined under SFAS No. 133. The interest rate swap had a positive fair value of $2.8 million at June 30, 2006, which is recorded in other comprehensive income.
The Company issues letters of credit in the ordinary course of business. At June 30, 2006, the Company had outstanding letters of credit of $3.1 million.
Note 11 — Equity and Stock Programs
Secondary Share Offering and Share Repurchase
In May 2006 the Company’s largest shareholder, Silver Lake Partners, L. P. and certain of its affiliates (“Silver Lake”), completed a secondary offering of 10,925,000 of its Gartner common shares. In conjunction with the secondary offering, in May 2006 the Company repurchased an aggregate of 1,000,000 shares of its common stock directly from Silver Lake at a price of $14.05 per share. The Company paid a total of $14.0 million for these shares, which are included in treasury stock. In addition, the Chairman of the Company’s Board of Directors, James C. Smith, purchased an additional 200,000 shares directly from Silver Lake. After giving affect to the secondary offering, and the purchase by the Company and Mr. Smith, Silver Lake sold an aggregate of 12,125,000 common shares. Prior to the secondary offering, Silver Lake owned approximately 33.1% of the Company’s issued and outstanding common shares. As of June 30, 2006, Silver Lake owned approximately 22.5% of the Company’s issued and outstanding common shares. These transactions did not increase the number of common shares outstanding and the Company did not receive any of the proceeds from the sale of shares by Silver Lake.
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
In the second quarter of 2006, the Company repurchased 1,390,000 shares for $19.3 million at an average cost of $13.88 per share. Since the inception of this program, the Company has repurchased 3,402,350 shares of its common stock for approximately $46.6 million. Included in these amounts are the repurchase of 1,000,000 shares purchased directly from Silver Lake, as discussed above.
Stock Combination
At the Company’s Annual Meeting on June 29, 2005, Gartner’s shareholders approved the combination of the Company’s Class A Common Stock and Class B Common Stock into a single class of common stock and the elimination of the classification of Gartner’s Board of Directors. Each share of outstanding Class A Common Stock and Class B Common Stock was reclassified into a share of a single class of common stock. The combination had no impact on the total issued and outstanding shares of common stock and did not increase the total number of authorized shares of common stock. A Restated Certificate of Incorporation was approved by the shareholders and filed with the Delaware Secretary of State on July 6, 2005 to effectuate these changes. The new common stock retains the Class A Common Stock’s ticker symbol on the New York Stock Exchange (IT) and the Class B Common Stock was delisted from the Stock Exchange after the effective date.
Note 12 — Defined Benefit Pension Plans
The Company has defined-benefit pension plans in several of its international locations covering approximately 200 individuals which are accounted for in accordance with the requirements of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”). Benefits paid under these plans are based on years of service and employee compensation. None of these plans have plan assets as defined under SFAS No. 87. Net periodic pension expense was $0.7 and $0.6 million in the second quarters of 2006 and 2005, respectively, and $1.5 and $0.9 million for the first six months of 2006 and 2005, respectively.
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
The Company has various agreements in which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of June 30, 2006, the Company is not aware of any indemnification agreements that would require material payments.

ITEM 2. MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of the following Management’s Discussion and Analysis (MD&A) is to help facilitate the understanding of significant factors influencing the first and second quarter operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2005. Historical results and percentage relationships are not necessarily indicative of operating results for future periods.
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
We have three business segments – Research, Consulting and Events:
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

Average annualized revenue per billable headcount represents a measure of the revenue generating ability of an average billable consultant and is calculated periodically by multiplying the average billing rate per hour times the average percentage times the billable hours available for one year.

Events	Number of events represents the total number of hosted events completed during the period.

Number of attendees represents the number of people who attend events.
EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION
There were several actions during the second quarter of 2006 which contributed to our efforts to enhance shareholder value. Our largest shareholder, Silver Lake, completed a secondary offering of 10,925,000 of its Gartner common shares. We believe the secondary offering will increase the liquidity of our stock by making it more attractive to institutional investors, and by generating additional coverage from the analyst community. In conjunction with the secondary offering, we also repurchased 1,000,000 shares of our common stock directly from Silver Lake.
We continued our share repurchase program by reacquiring 390,000 shares of our common stock in the open market during the second quarter of 2006 prior to the secondary offering. This action was part of the $100.0 million share repurchase plan our Board of Directors approved in late 2005, and to date we have acquired 3,402,350 shares of our common stock under this program, including the repurchase from Silver Lake.
On January 1, 2006, we adopted the new accounting rule for stock-based compensation, SFAS No. 123(R), and as a result we are now recording compensation expense for all stock-based compensation awards granted to employees. The Company awards stock-based compensation as an incentive for employees to contribute to our long-term success, and historically the Company issued options and restricted stock. In conjunction with the adoption of SFAS No. 123(R), and as part of our continuing efforts to better align the interests of our employees and our shareholders while reducing costs, we made changes to our stock compensation strategy and have awarded additional types of equity instruments as discussed in Note 4—Stock-Based Compensation in the Notes to the Condensed Consolidated Financial Statements.
We continue our focus on growing revenue in our core Research business segment. Revenue in this segment was up 3% in the second quarter of 2006, to $138.3 million from $134.9 million in the second quarter of 2005, and was up 6% for the first six months of 2006 compared to the prior year period. At June 30, 2006, contract value was up about 2%, to $574.4 million compared to $564.8 million at June 30, 2005, which was driven by organic growth. At June 30, 2006, our research client retention rate remained strong at 80%. Wallet retention was 90% at June 30, 2006, compared to 92% at June 30, 2005.
Revenue from our Consulting segment was up by 6% in the second quarter of 2006 and 11% for the first half of 2006 compared to the prior year periods. Consulting backlog at June 30, 2006 was down to $100.0 million at June 30, 2006 from $124.8 million at June 30, 2005, and $109.7 million at March 31, 2006, reflecting higher consultant utilization. During the second quarter of 2006, our consultant utilization rate increased to 67%, as compared to 63% during the second quarter of 2005, while the average hourly billing rate and the average annualized revenue per billable headcount also remained strong.
Our Events business continues to deliver strong revenue growth. Our continuing emphasis on managing the Events portfolio to retain successful events and introduce promising new events continues to yield increasing revenue performance. Overall revenues recognized during the first half of 2006 were 12% higher than the prior year, even though the number of events held was the same at 39 for both periods. The increased revenue was primarily due to stronger performances at our on-going Theme events as well as the successful introduction of new events. We have scheduled over 70 events in 2006 compared to the 70 held in 2005.
For the second quarter of 2006 we had net income of $18.2 million, or $0.16 per diluted share, compared to $(0.01) per diluted share for the prior year period. We ended the quarter with $175.2 million of stockholders’ equity, while our cash decreased slightly, from $70.3 million at December 31, 2005, to $69.1 million at June 30, 2006.
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
Revenue recognition — We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” and SAB No. 104, “Revenue Recognition.” Revenue by significant source is accounted for as follows:
•	Research revenues are derived from subscription contracts for research products. Revenues from research products are deferred and recognized ratably over the applicable contract term;

•	Consulting revenues are based primarily on fixed fees or time and materials for discrete projects. Revenues for such projects are recognized as work is delivered and/or services are provided;

•	Events revenues are deferred and recognized upon the completion of the related symposium, conference or exhibition; and

•	Other revenues consist primarily of fees from research reprints and software licensing. Reprint fees are recognized when the reprint is shipped. Fees from software licensing are recognized when a signed non-cancelable software license exists, delivery has occurred and collection is probable, and the fees are fixed or determinable.
The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that have a 30-day cancellation clause, but have not produced material cancellations to date. It is our policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue, since the contract represents a legally enforceable claim. For those government contracts that permit termination, we bill the client the full amount billable under the contract but only record a receivable equal to the earned portion of the contract. In addition, we only record deferred revenue on these government contracts when cash is received. Deferred revenues attributable to government contracts were $40.1 million and $41.7 million at June 30, 2006 and December 31, 2005, respectively. In addition, at June 30, 2006 and December 31, 2005, we had not recognized uncollected receivables or deferred revenues, relating to government contracts that permit termination, of $5.4 million and $7.1 million, respectively.
Uncollectible fees receivable — The allowance for losses is composed of a bad debt and a sales and allowance reserve. Provisions are charged against earnings. The measurement of likely and probable losses and the allowance for uncollectible fees receivable is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires material estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of fees receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients’

liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due, and the effectiveness of our collection efforts. Total trade receivables at June 30, 2006 were $293.3 million, offset by an allowance for losses of approximately $7.6 million. Total trade receivables at December 31, 2005 were $321.1 million, offset by an allowance for losses of approximately $7.9 million.
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
Accounting for stock-based compensation — On January 1, 2006, we adopted Statement of Financial Accounting Standards 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”). Effective with the adoption of SFAS No. 123(R), the Company is recognizing stock-based compensation expense, which is based on the fair value of the award on the date of grant, ratably over the related service period, net of estimated forfeitures (See Note 4 — Stock-Based Compensation in the Notes to the Condensed Consolidated Financial Statements).
The determination of the fair value of a stock-based compensation award on the date of grant is impacted by a number of factors, including the use of a particular fair value model, the Company’s stock price, and certain assumption regarding highly complex and subjective variables. Included among the variables that impact the fair value of an award are the expected life of the stock compensation award, the Company’s common stock price volatility, and the rate of employee forfeitures. The assumptions used in calculating the fair value of our stock compensation awards represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, future stock compensation expense could be materially different from what has been recorded in the current period.

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
Results of Operations
Overall Results
Total revenues increased 3% in the second quarter of 2006 to $284.1 million compared to $274.6 million for the second quarter of 2005, and increased $40.6 million, or 9%, when comparing the first six months of 2006 to the first six months of 2005, to $515.0 million from $474.4 million. Excluding the effects of foreign currency translation, revenues for the second quarter and year-to-date 2006 would have increased 4% and 10%, respectively. Please refer to the section of this MD&A entitled “Segment Results” for a further discussion of revenues by segment.
Cost of services and product development decreased $3.2 million, or 2%, to $137.3 million in the second quarter of 2006 from $140.5 million in the second quarter of 2005, and increased $6.8 million, or 3%, when comparing the first six months of 2006 with the first six months of 2005. Excluding the effects of foreign currency translation, cost of services and product development would have increased to 4% for the full year, but the 2% quarterly increase would have remained the same. Cost of services and product development decreased 2% for the second quarter of 2006 due to lower salary and benefits costs and reduced expenses for travel. These lower costs were somewhat offset by a charge of $2.6 million for stock-based compensation expense under SFAS No. 123(R), which we adopted on January 1, 2006. As a percentage of sales, cost of services and product development was 48% for the second quarter of 2006 and 51% for the second quarter of 2005.
Cost of services and product development increased 3% for the first six months of 2006 primarily due to charges of $4.0 million for stock-based compensation under SFAS No. 123(R). In addition, the increase also reflects the inclusion of six months of salary and benefit expense for former META employees in 2006 compared to three months in 2005, as well as higher compensation costs related to merit salary increases and higher bonus costs, and higher conference expenses. Cost of services and product development expense for the first six months of 2005 benefited from the reversal of $2.1 million of prior years’ incentive compensation program accruals. For the first six months of 2006 and 2005, cost of services and product development as a percentage of sales was 47% and 50%, respectively.
Selling, general and administrative expenses increased $4.0 million, or 4%, to $106.7 million in the second quarter of 2006 from $102.7 million in the second quarter of 2005. SG&A expenses increased $11.9 million, or 6% to $206.2 million from $194.3 million when comparing the first six months of 2006 to the first six months of 2005. Excluding the effects of foreign currency translation, SG&A expense was the same for the quarter but would have increased by 1 point, to a 7% increase year-over-year, respectively. The increase in SG&A expenses on a year-to-date and quarterly basis resulted primarily from increased investment in our sales organization. We now have 612 sales associates, a 16% increase over the prior year, with 43 added in the second quarter of 2006 and 65 added in the first half of 2006. In addition to higher compensation costs related to the increased sales headcount, SG&A expense was up on a year-to-date basis due to higher sales commissions and increased recruiting and relocation expenses. The increase also reflects charges of approximately $2.6 million for stock-based compensation under SFAS 123(R). These increases were offset to some extent by lower charges for facilities and related costs and lower external consulting charges.
The $4.0 million increase in SG&A expenses on a quarterly basis resulted primarily from increased compensation costs due to the higher sales headcount, as well as increased sales commissions and recruiting and relocation expenses. The increase also reflects quarterly charges of approximately $1.6 million for stock-based compensation under SFAS No. 123(R). Consistent with the year-to-date results, these increases were offset to some extent by lower charges for facilities and related costs and lower external consulting charges. During the first six months of 2005, SG&A expenses benefited by the reversal of $0.8 million of prior year’s incentive compensation program accruals.
Depreciation expense for the second quarter of 2006 decreased 5%, to $6.1 million, compared to $6.4 million for the second quarter 2005 and decreased 6% when comparing the first six months of 2006 to the first six months of 2005. The reduction is due to a decline in capital spending.

Amortization of intangibles was $3.4 million for both the second quarters of 2006 and 2005. Amortization of intangibles during the first six months of 2006 as compared to the same period in 2005 increased to $6.8 million from $3.4 million. The increase was due to the acquisition of intangibles acquired from META on April 1, 2005.
Meta Integration Charges were zero and $1.5 million for the three and six months ended June 30, 2006, respectively, and $8.2 million and $11.6 million for the same periods of 2005. These expenses relate primarily to severance, and for consulting, accounting, and tax services.
Other Charges were zero for the three and six months ended June 30, 2006. For the six months ended June 30, 2005, we recorded $22.5 million of other charges, with $8.2 million recorded in the second quarter, primarily related to a reduction of office space. Other charges were $14.3 million in the first quarter of 2005, and included in the charge was $10.6 million for costs associated with employee severance payments and related benefits and $3.7 million primarily related to a restructuring of the Company’s international operations.
Loss from Investments, Net was $5.1 million and $0.3 million in the first and second quarters of 2005, respectively, due to the writedown of an investment to its net realizable value. The investment was subsequently sold in the third quarter of 2005 at book value.
Interest Expense, Net was $4.5 million and $3.3 million for the three months ended June 30, 2006 and 2005, respectively, and $8.8 million and $4.7 million for the six months ended June 30, 2006 and 2005, respectively. The increases are due to higher interest expense on our debt, and to a lesser extent an increase in the accretion on our excess facilities liabilities.
The increased interest expense on our debt was driven by both increased amounts of debt outstanding and higher rates. In the second quarter of 2005 we borrowed an additional $67.0 million related to the acquisition of META. In addition, the weighted-average interest rate on our debt rose to 6.45% in the first quarter of 2006 from 4.00% in the first quarter of 2005, and to 6.40% in the second quarter of 2006 compared to 4.59% in the second quarter of 2005.
Other Income (Expense), Net for the second quarter and first six months of 2006 and 2005 consists primarily of net foreign currency exchange gains and losses.
Provision (Benefit) for Income Taxes was $8.0 million for the second quarter of 2006 compared to a provision of $0.3 million for the second quarter of 2005. The effective tax rate was 30.6% for the second quarter of 2006 and (63.5%) for the second quarter of 2005. The effective tax rate for the second quarter of 2005 includes the effect of certain non-deductible expenses, which resulted in recording tax expense on a book pre-tax loss. Non-deductible charges did not have a significant impact on the effective tax rate for the second quarter of 2006.
Excluding the impact of SFAS No. 123(R), amortization of certain intangibles acquired as part of the META acquisition and various META integration charges, the effective tax rate was 31.2% and 30.2% for the quarter to date and year to date ended June 2006, respectively. Excluding the impact of the amortization of certain intangibles acquired as part of the META acquisition, various META integration charges and certain one-time charges for facility closures and capital asset impairments, the effective tax rate was 33.2% for both the quarter to date and year to date ended June 2005. The lower effective tax rate in 2006 as compared to 2005 primarily relates to a favorable earnings mix between higher and lower tax jurisdictions.
SEGMENT RESULTS
We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain selling, general and administrative expenses, depreciation, amortization of intangibles and other charges. Gross contribution margin is defined as gross contribution as a percentage of revenues.
The first quarter of 2005 did not contain results related to META, as the transaction closed on April 1, 2005. This has an impact on the comparability of the two six month periods ended June 30, 2006 and 2005 discussed herein. Because META has been completely integrated into Gartner, it is increasingly difficult to approximate the first quarter and year-to-date 2006 impact on our results from the acquisition. We have now transacted on almost all of the META research contracts that were in force at the time of acquisition. As we transacted upon those contracts, those that we retained were transitioned to Gartner products, making it difficult to discern the impact on 2006 revenues. Additionally, the consultants that joined Gartner from META have been fully integrated and work on Gartner solutions, and there were no Events in the first or second quarters of 2006 that related to META.

Research
Revenue in our Research business was up 3% in the second quarter of 2006, to $138.3 million, from $134.9 million in the second quarter of 2005, driven mainly by growth in our Executive Programs. Foreign currency had an immaterial impact on revenue for the second quarter of 2006. For the six months ended June 30, 2006, Research revenues increased $15.3 million, or 6%, to $275.4 million compared to $260.1 million for the same period of 2005. Revenue for the year-to-date period was up approximately 7% excluding the impact of foreign currency. The year-over-year increase is primarily due to the acquisition of META and growth in our Executive Programs.
At June 30, 2006, our research client retention rate remained strong, at 80%, the same rate as of June 30, 2005, but up 1 point from the 79% at March 31, 2006. Wallet retention was down slightly compared to the prior year, to 90% at June 30, 2006 from 92% at June 30, 2005. Our Executive Program membership was 3,451 at June 30, 2006 compared to 3,297 at June 30, 2005, a 5% increase.
Research gross contribution of $83.9 million for the second quarter of 2006 increased 4% from $81.0 million for the second quarter of 2005, while gross contribution margin for the second quarter of 2006 increased 1 point, to 61% from 60% in the prior year period. For the six months ended June 30, 2006, gross contribution increased to $168.4 million, from $158.0 million in the comparable prior year period, a 7% increase, while the contribution margin was 61% for both year-to-date periods. The year-over-year contribution margin remained flat due to the impact of SFAS No. 123(R). For the three months and six months ended June 30, 2006, SFAS No. 123(R) decreased gross contribution margin in the Research segment by 1 point.
At June 30, 2006, contract value was $574.4 million, up 2% from $564.8 million at June 30, 2005. The increase was driven by organic growth, primarily in our Executive Programs.
Consulting
Consulting revenues increased 6% to $83.7 million for the second quarter of 2006 and increased 11% to $159.6 million for the first six months of 2006 as compared to the same periods of 2005. Excluding the impact of foreign currency translation, revenues for the second quarter and six months 2006 were up 6% and 13%, respectively. The quarterly and year-over-year increases in revenues were due to META and organic growth. Billable headcount was down, to 513 at June 30, 2006, compared to 538 at June 30, 2005, a 5% decrease.
Consulting gross contribution of $37.0 million for the second quarter of 2006 increased 17% from $31.6 million for the second quarter of 2005, while contribution margin for the second quarter of 2006 increased to 44% from 40% in the prior year quarter. Gross contribution of $70.9 million for the first six months of 2006 increased 29% from $54.7 million for the same period of 2005, while contribution margin increased to 44% in 2006 from 38% in the prior year. The increase in gross contribution margin for both the quarter and year-to-date periods was driven by higher profitability per engagement, with improved productivity across all regions and practices. The impact of SFAS No. 123(R), which we adopted on January 1, 2006, decreased gross contribution margin in the Consulting segment for the three months and six months ended June 30, 2006 by approximately 1 point.
Higher profitability per engagement in turn was driven by significantly improved utilization in our core consulting area as well as stronger billing rates. The consultant utilization rate was 67% for the three and six month periods ended June 30, 2006 compared to 64% and 63% for the same periods in the prior year, respectively. The billing rate remained at over $300 per hour for both the second quarter of 2006 and for the first six months of 2006. Our average annualized revenue per billable headcount was approximately $412,000 for the first half of 2006 compared to $378,000 for the prior year period, approximately a 9% increase.
Consulting backlog, which represents future revenues to be recognized from in-process consulting, measurement and SAS, was $100.00 million compared to $124.8 million at June 30, 2005. Higher productivity resulted in increased revenue recognition in the current period and a decline in expected revenues from the backlog. The Company anticipated the decline in backlog due to the higher levels of productivity with the Consulting segment.
Events
Events revenues during the second quarter of 2006 were up 3%, rising to $58.6 million from $56.9 million. The increase was due to a 6% improvement in revenue from our on-going events, which in turn was driven by strong attendee and sponsorship revenue. The improved attendee revenue was due to both price and volume increases. Foreign exchange had an immaterial impact on revenue. We held 33 events in the second quarter of 2006 compared to 34 in the prior year. We have scheduled over 70 events in 2006 as compared to the 70 we held in 2005.
For the six months ended June 30, 2006, Events revenues increased 12%, to $73.1 million compared to $65.0 million for the same period of 2005, with 39 events held in both periods. The increased revenue was primarily due to the strength of our on-going events, which were up 9%, reflecting underlying strength in our summit events as well as the addition of new events in 2006 that had higher revenues than the events that were eliminated. The impact of foreign currency translation on Events revenues was immaterial to both the second quarter and year-to-date periods of 2006.
Gross contribution was $26.6 million, or 45% of revenues, for the second quarter of 2006, compared to $26.8 million, or 47% of revenues, for the second quarter of 2005. The 2 point decrease in gross contribution margin was mainly due to a shift in the mix of events and some softness in our Vision events. Gross contribution of $33.0 million for the first six months of 2006 increased from $30.1 million compared to 2005, although gross contribution margin declined by 1 point, to 45% from 46%. The decrease in gross contribution margin was primarily due to a change in the mix of events. Attendance at events was 18,131 for the six month period ended June 30, 2006, compared to 16,099 in the comparable prior year period, a 12.6% increase.
Liquidity and Capital Resources
Cash provided by operating activities totaled $33.0 million for the six months ended June 30, 2006, compared to $14.0 million for the six months ended June 30, 2005. The increase in cash flow from operating activities of $19.0 million was primarily due to an increase in cash from operations and lower cash payments for severance and other charges. In addition, the improved operating cash flow also reflects one-time payments related to the integration of META in 2005, which were not repeated in the current year.
Cash used in investing activities was $8.2 million for the first six months of 2006 compared to $167.1 million in the prior year period. The decrease in cash used was primarily due to the expenditure of $159.8 million for the acquisition of META in the prior year period. Capital expenditures of $8.0 million were up about $0.7 million over the prior year period. .
Cash used by financing activities totaled $28.0 million for the six months ended June 30, 2006, compared to $67.6 million of cash provided in the six months ended June 30, 2005. The decline in cash provided was primarily due to the refinancing and borrowing of additional debt in the prior year period, which was related to the META acquisition. The decline was also due to the repurchase in 2006 of $37.0 million of our common stock under our $100.0 million stock repurchase program. These items were partially offset by an increase in proceeds from issued for stock plans during the first half of 2006 to $22.1 million, as well as $3.7 million in excess tax benefits from stock-based compensation awards under SFAS No. 123(R).
The $22.1 million of proceeds from stock issued for stock plans during the first half of 2006 compared to $9.5 million during the same period in the prior year. The increase was a result of our higher stock price during the first half of 2006 as compared to 2005, which resulted in more stock option exercises by employees in 2006.
Obligations and Commitments
We have a $325.0 million, unsecured five-year credit agreement with a bank group led by JPMorgan Chase Bank, N.A. as administrative agent, consisting of a $200.0 million term loan and a $125.0 million revolving credit facility. The revolving credit facility may be increased up to $175.0 million. The credit agreement requires the term loan to be repaid in 19 quarterly installments, with the final payment due on June 29, 2010. The revolving credit agreement may be used for loans, and up to $15.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and reborrowed until June 29, 2010, at which time all amounts borrowed must be repaid. As of June 30, 2006, there was $190.0 million outstanding on the term loan and $40.0 million outstanding on the revolving credit facility.
The loans bear interest, at the Company’s option, among several alternatives, and we have elected to use LIBOR plus a margin; the margin consists of a spread between 1.00% and 1.75%, depending on the Company’s leverage ratio as of the fiscal quarter most recently ended. The Company has elected to use a three-month LIBOR rate for the term loan and a one-month LIBOR rate for the revolver. On June 30, 2006, the annualized interest rates on the term loan and revolver were 6.75% and 6.60%, respectively. The Company has an interest rate swap agreement to hedge the base interest rate risk on the term loan. The effect of the swap is to convert the floating base rate on the term loan to a fixed rate.

Off-Balance Sheet Arrangements
Through June 30, 2006, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.
BUSINESS AND TRENDS
Our quarterly and annual revenue, operating income, and cash flow fluctuate as a result of many factors, including the timing of the execution of research contracts, the timing of Symposia and other events, as well as the extent of completion of consulting engagements, the amount of new business generated, the mix of domestic and international business, changes in market demand for our products and services, the timing of the development, introduction and marketing of new products and services, and competition in the industry. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results.
Factors That May Affect Future Performance.
We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. In addition, we and our clients are affected by the economy. The following section discusses many, but not all, of these risks and uncertainties.
Risks related to our business
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
The market for our products and services is characterized by rapidly changing needs for information and analysis. To maintain our competitive position, we must continue to enhance and approve our products and services, develop or acquire new products and services in a timely manner, and appropriately position and price new products and services relative to the marketplace and our costs of producing them. Any failure to achieve successful client acceptance of new products and services could have a material adverse effect on our business, results of operations or financial position.
We depend on renewals of subscription based services and sales of new subscription based services for a significant portion of our revenue, and our failure to renew at historical rates or generate new sales of such services could lead to a decrease in our revenues.
A large portion of our success depends on our ability to generate renewals of our subscription-based research products and services and new sales of such products and services, both to new clients and existing clients. These products and services constituted 53% and 54% of our revenues for 2005 and 2004, respectively, and 53% and 55% of our revenues for the first six months of 2006 and 2005, respectively. If we are not able to renew at historical rates, and do not generate new sales in an amount sufficient to account for the shortfall arising from a decrease in renewals, our revenues will be negatively affected.
Our research subscription agreements have terms that generally range from twelve to thirty months. Our ability to maintain contract renewals is subject to numerous factors, including the following:
•	delivering high-quality and timely analysis and advice to our clients;

•	understanding and anticipating market trends and the changing needs of our clients; and

•	delivering products and services of the quality and timeliness necessary to withstand competition.
Additionally, as we implement our strategy to realign our business to client needs, we may shift the type and pricing of our products which may impact client renewal rates. While research client retention rates were 81% and 80% at December 31, 2005 and 2004, respectively, and 80% at June 30, 2006 and 2005, respectively, there can be no guarantee that we will continue to maintain this rate of client renewals.
Generating new sales of our subscription based products and services, both to new and existing clients, is often a time consuming process. If we are unable to generate new sales, due to competition or other factors, our revenues will be adversely affected.
We depend on non-recurring consulting engagements and our failure to secure new engagements could lead to a decrease in our revenues.
Consulting segment revenues constituted 30% and 29% of our revenues for 2005 and 2004, respectively, and 31% and 30% of our revenues for the first six months of 2006 and 2005, respectively. These consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including the following:
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
The profitability and success of our conferences, symposia and events could be adversely affected if we are unable to obtain desirable dates and locations.
The market for desirable dates and locations for conferences, symposia and events is highly competitive. If we cannot secure desirable dates and locations for our conferences, symposia and events their profitability could suffer, and our financial condition and results of operations may be adversely affected. In addition, because our events are scheduled in advance and held at specific locations, the success of these events can be affected by circumstances outside of our control, such as labor strikes, transportation shutdowns, economic slowdowns, terrorist attacks, natural disasters and other world events impacting the global economy, the occurrence of any of which could negatively impact the success of the event.
We may not be able to attract and retain qualified personnel which could jeopardize the quality of our products and services.

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
Approximately 40% of our revenues for 2005 and 38% of our revenues for the first six months of 2006 were derived from sales outside of North America. As a result, our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in foreign currency exchange rates, changes in market demand as a result of tariffs and other trade barriers, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, different or overlapping tax structures, higher levels of United States taxation on foreign income, and the difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights in international jurisdictions. Furthermore, we rely on local distributors or sales agents in some international locations. If any of these arrangements are terminated by our agent or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients of the local distributor or sales agent may not want to continue to do business with us or our new agent.
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

We face risks related to litigation.
We are, and may in the future be, subject to a variety of legal actions, such as employment, breach of contract, intellectual property-related, and business torts, including claims of unfair trade practices and misappropriation of trade secrets. Given the nature of our business, we are also subject to defamation (including libel and slander), negligence, or other claims relating to the information we publish. Regardless of the merits, responding to any such claim could be time consuming, result in costly litigation and require us to enter into settlements, royalty and licensing agreements which may not be offered or available on reasonable terms. If a successful claim is made against us and we fail to settle the claim on reasonable terms, our business, results of operations or financial position could be materially adversely affected.
Risks related to our common stock
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
Silver Lake owns approximately 22.5% of our common stock as of June 30, 2006. Silver Lake is restricted from purchasing additional stock without our consent pursuant to the terms of a Securityholders Agreement. This Securityholders Agreement also provides that we cannot take certain actions, including acquisitions and sales of stock and/or assets, without Silver Lake’s consent. Additionally, ValueAct Capital Master Fund L.P. (“ValueAct”) owns approximately 16.3% of our common stock as of June 30, 2006. While neither Silver Lake nor ValueAct individually holds a majority of our outstanding shares, they may be able, either individually or together, to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. Their interests may differ from the interests of other stockholders. Additionally, representatives of Silver Lake and ValueAct in the aggregate presently hold three seats on our Board of Directors.
Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.
The trading prices of our common stock could be subject to significant fluctuations in response to, among other factors, variations in operating results, developments in the industries in which we do business, general economic conditions, changes in securities analysts’ recommendations regarding our securities and our performance relative to securities analysts’ expectations for any quarterly period. Such volatility may adversely affect the market price of our common stock.
Future sales of our common stock in the public market could lower our stock price.
Sales of a substantial number of shares of common stock in the public market by our current stockholders, or the threat that substantial sales may occur, could cause the market price of our common stock to decrease significantly or make it difficult for us to raise additional capital by selling stock. Furthermore, we have various equity incentive plans that provide for awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards. As of June 30, 2006, the aggregate number of shares of our common stock issuable pursuant to outstanding grants awarded under these plans was approximately 17.8 million shares (approximately 11.1 million of which have vested). In addition, approximately 8.6 million shares may be issued in connection with future awards under our equity incentive plans. Shares of common stock issued under these plans are freely transferable without further registration under the Securities Act, except for any shares held by an affiliate (as that term is defined in Rule 144 under the Securities Act). We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock.

Our anti-takeover protections may discourage or prevent a change of control, even if a change in control would be beneficial to our stockholders.
Provisions of our restated certificate of incorporation and bylaws and Delaware law may make it difficult for any party to acquire control of us in a transaction not approved by our Board of Directors. These provisions include:
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
RECENTLY ISSUED ACCOUNTING STANDARDS
In July 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“Interpretation No. 48”). The rule clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. The effective date for Interpretation No. 48 is for fiscal years beginning after December 15, 2006. The Company is currently analyzing the impact, if any, the rule will have on our results of operations, financial position, and cash flows.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2006, we have exposure to changes in interest rates since we had $230.0 million outstanding on our unsecured credit agreement with JPMorgan Chase Bank, N.A., with $190.0 million outstanding on the term loan and $40.0 million outstanding on the revolver. Under the credit agreement, the interest rate on our borrowings is LIBOR plus an additional 100 to 175 basis points. During the fourth quarter of 2005 we entered into an interest rate swap contract which effectively converts the floating base interest rate on the term loan to a fixed rate. Accordingly, the base interest rate risk on the term loan has been eliminated, but we are still exposed to interest rate risk on the revolver. A 25 basis point increase or decrease in interest rates would have an approximate $0.3 million pre-tax annual effect under the revolver when fully utilized.
Investment Risk
We are exposed to market risk as it relates to changes in the market value of our equity investments. As of June 30, 2006, we had investments in marketable equity securities and other investments of $0.2 million (see Note 8 — Investments in the Notes to the Condensed Consolidated Financial Statements). If there were a 100% adverse change in the value of our equity portfolio as of June 30, 2006, this would result in a non-cash impairment charge of approximately $0.2 million.
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
From time to time we enter into foreign currency forward contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. Foreign currency forward contracts are reflected at fair value with unrealized and realized gains and losses recorded currently in earnings. At June 30, 2006, we had nine foreign currency forward contracts outstanding with a total notional amount of approximately $44.0 million with an immaterial net unrealized loss. All of these contracts matured by the end of July 2006.
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
Management conducted an evaluation, as of June 30, 2006, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Act.
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
ITEM 1A. RISK FACTORS
A restated description of the risk factors associated with our business is included under “Factors that May Affect Future Performance” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our 2005 Annual Report on Form 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and is incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
In May 2006 the Company’s largest shareholder, Silver Lake Partners, L. P. and certain of its affiliates (“Silver Lake”), completed a secondary offering of 10,925,000 of its Gartner common shares. In conjunction with the secondary offering, in May 2006 the Company repurchased an aggregate of 1,000,000 shares of its common stock directly from Silver Lake at a price of $14.05 per share. The Company paid a total of $14.0 million for these shares, which are included in treasury stock. In addition, the Chairman of the Company’s Board of Directors, James C. Smith, purchased an additional 200,000 shares directly from Silver Lake. After giving affect to the secondary offering, and the purchase by the Company and Mr. Smith, Silver Lake sold an aggregate of 12,125,000 common shares. Prior to the secondary offering, Silver Lake owned approximately 33.1% of the Company’s issued and outstanding common shares. As of June 30, 2006, Silver Lake owned approximately 22.5% of the Company’s issued and outstanding common shares. These transactions did not increase the number of common shares outstanding and the Company did not receive any of the proceeds from the sale of shares by Silver Lake.

In the fourth quarter of Calendar 2005, our Board of Directors authorized a $100.0 million common share repurchase program. The table below, which includes the shares repurchased directly from Silver Lake, provides detail related to repurchases of our common stock for treasury during the first two quarters of 2006:

			Approximate
			Dollar Value of
			Shares that
			may yet be
			Purchased
			Under our
			Share
	Total Number		Repurchase
	of Shares	Average Price	Program
Period	Purchased	Paid Per Share	(in thousands)
2006
January	358,700	$13.41
February	310,200	13.99
March	505,650	14.03

Total	1,174,550	$13.83

April	373,600	$13.41
May	1,016,400	14.06
June	—	—

Total	1,390,000	$13.88	$53,390

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2006 Annual Meeting of Stockholders of Gartner, Inc. was held on June 8, 2006. A total of 114,113,642 shares of our common stock were present or represented by proxy at the meeting. This represented 97.17% of our common stock outstanding. The following matters were voted on and approved:
1. Proposal 1 — Election of Directors to a one year term:

Name	Votes For	Votes Withheld
Michael J. Bingle	108,066,428	2,821,672
Richard J. Bressler	110,404,136	483,964
Anne Sutherland Fuchs	110,140,607	747,493
William O. Grabe	108,473,946	2,414,154
John R. Joyce	108,610,938	2,277,162
Eugene A. Hall	110,268,950	619,150
Max D. Hopper	109,633,367	1,254,733
Stephen G. Pagliuca	107,950,843	2,937,257
James C. Smith	110,359,995	528,105
Jeffrey W. Ubben	108,349,628	2,538,472
Maynard G. Webb, Jr.	108,346,847	2,541,253
2. Proposal 2 — Ratify Selection of KPMG LLP as independent registered public accounting firm for fiscal 2006: 109,577,804 for, 1,285,002 against and 25,293 abstain.
ITEM 6. EXHIBITS
(a) Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

31.1	Certification of chief executive officer under Rule 13a – 14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of chief financial officer under Rule 13a – 14(a)/15d-14(a) of the Exchange Act.

32	Certification under 18 U.S.C. Section 1350.
Items 3 and 5 of Part II are not applicable and have been omitted.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.
Date August 1, 2006	/s/ Christopher Lafond
Christopher Lafond
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)