Form 10-Q
period 2006-09-30
GARTNER INC
filed 2006-10-31
CIK 749251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 25, 2006, 114,092,450 shares of the registrant’s common shares were outstanding.

EX-31.1 CERTIFICATION
EX-31.2 CERTIFICATION
EX-32 CERTIFICATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
GARTNER, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$92,913	$70,282
Fees receivable, net	284,879	313,195
Deferred commissions	31,273	42,804
Prepaid expenses and other current assets	43,882	35,838

Total current assets	452,947	462,119
Property, equipment and leasehold improvements, net	57,482	61,770
Goodwill	408,750	404,034
Intangible assets, net	6,007	15,793
Other assets	88,411	82,901

Total Assets	$1,013,597	$1,026,617

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$192,004	$243,036
Deferred revenues	361,379	333,065
Current portion of long-term debt	60,000	66,667

Total current liabilities	613,383	642,768
Long-term debt	160,000	180,000
Other liabilities	53,542	57,261

Total Liabilities	826,925	880,029

Stockholders’ Equity
Preferred stock	—	—
Common stock	78	77
Additional paid-in capital	542,911	511,062
Unearned compensation, net	(2,723)	(6,652)
Accumulated other comprehensive income, net	12,413	6,320
Accumulated earnings	223,274	187,652
Treasury stock, at cost	(589,281)	(551,871)

Total Stockholders’ Equity	186,672	146,588

Total Liabilities and Stockholders’ Equity	$1,013,597	$1,026,617

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Research	$144,126	$131,896	$419,539	$392,018
Consulting	69,502	72,747	229,058	215,849
Events	24,111	17,199	97,205	82,203
Other	3,621	3,469	10,580	9,634

Total revenues	241,360	225,311	756,382	699,704
Costs and expenses:
Cost of services and product development	116,259	112,104	358,891	347,899
Selling, general and administrative	99,814	94,330	305,982	288,603
Depreciation	5,840	6,214	17,598	18,716
Amortization of intangibles	3,484	3,451	10,283	6,849
META integration charges	—	2,046	1,450	13,619
Other charges	—	5,980	—	28,480

Total costs and expenses	225,397	224,125	694,204	704,166

Operating income (loss)	15,963	1,186	62,178	(4,462)
Gain (loss) from investments, net	—	30	—	(5,339)
Interest expense, net	(3,848)	(3,120)	(12,690)	(7,783)
Other expense, net	(541)	(169)	(1,062)	(2,531)

Income (loss) before income taxes	11,574	(2,073)	48,426	(20,115)
Provision (benefit) for income taxes	1,966	(352)	12,804	(2,868)

Net income (loss)	$9,608	$(1,721)	$35,622	$(17,247)

Income (loss) per common share:
Basic	$0.08	$(0.02)	$0.31	$(0.15)
Diluted	$0.08	$(0.02)	$0.31	$(0.15)

Weighted average shares outstanding:
Basic	113,523	112,542	113,602	111,915
Diluted	116,255	112,542	116,009	111,915
See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities:
Net income (loss):	$35,622	$(17,247)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangibles	27,881	25,565
Stock-based compensation expense	11,740	661
Excess tax benefits from stock-based compensation	(5,720)	—
Tax benefit associated with employee exercises of stock options	—	983
Deferred taxes	(3,839)	(5,631)
Loss from investments and sales of assets, net	228	5,339
Amortization and writeoff of debt issue costs	606	1,228
Charge for stock option buyback	—	5,980
Changes in assets and liabilities:
Fees receivable, net	36,519	41,412
Deferred commissions	12,460	4,888
Prepaid expenses and other current assets	(8,064)	(9,246)
Other assets	(187)	3,572
Deferred revenues	21,717	(4,046)
Accounts payable and accrued liabilities	(54,241)	(25,858)

Cash provided by operating activities	74,722	27,600

Investing activities:
Proceeds from sale of investment	—	1,300
Investment in intangibles	(359)	—
Additions to property, equipment and leasehold improvements	(13,152)	(11,252)
Acquisition of META (net of cash acquired)	—	(161,323)
Other investing activities, net	55	614

Cash used in investing activities	(13,456)	(170,661)

Financing activities:
Proceeds from stock issued for stock plans	33,012	14,226
Proceeds from debt issuance	—	327,000
Payments for debt issuance costs	—	(1,082)
Payments on debt	(26,666)	(267,958)
Purchase of stock options via tender offer	—	(4,532)
Purchases of treasury stock	(53,510)	—
Excess tax benefits from stock-based compensation	5,720	—

Cash (used) provided by financing activities	(41,444)	67,654

Net increase (decrease) in cash and cash equivalents	19,822	(75,407)
Effects of exchange rates on cash and cash equivalents	2,809	(4,260)
Cash and cash equivalents, beginning of period	70,282	160,126

Cash and cash equivalents, end of period	$92,913	$80,459

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 – Basis of Presentation
These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner, Inc. (“Gartner” or the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2005. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management’s knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2006 may not be indicative of the results of operations for the remainder of 2006. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123(R), Share-Based Payment (“SFAS No. 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”), under the modified prospective transition method. Accordingly, beginning January 1, 2006, the Company is now recording compensation expense for all stock-based compensation awards granted to employees (See Note 4—Stock-Based Compensation). In accordance with the modified prospective transition method, prior periods have not been restated to reflect the adoption of SFAS No. 123(R).
Note 2 – Comprehensive Income (Loss)
The components of comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$9,608	$(1,721)	$35,622	$(17,247)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,217	328	5,424	(4,463)
Net unrealized gains (losses) on investments and interest rate swap, net of tax	(1,449)	(102)	668	(343)

Other comprehensive income (loss)	768	226	6,092	(4,806)

Comprehensive income (loss)	$10,376	$(1,495)	$41,714	$(22,053)

Note 3 — Computations of Income (Loss) per Share of Common Stock
The following table sets forth the reconciliation of the basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income (loss) used for calculating basic and diluted income (loss) per share	$9,608	$(1,721)	$35,622	$(17,247)

Denominator:
Weighted average number of common shares used in the calculation of basic income (loss) per share	113,523	112,542	113,602	111,915
Common stock equivalents associated with stock-based compensation plans	2,732	—	2,407	—

Shares used in the calculation of diluted income (loss) per share	116,255	112,542	116,009	111,915

Basic income (loss) per share	$0.08	$(0.02)	$0.31	$(0.15)

Diluted income (loss) per share	$0.08	$(0.02)	$0.31	$(0.15)

For the three months ended September 30, 2006 and 2005, approximately 2.2 million options and 12.2 million options, respectively, were not included in the computation of diluted income (loss) per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2006 and 2005, approximately 1.9 million options and 17.8 million options, respectively, were not included in the computation of diluted income (loss) per share because the effect would have been anti-dilutive.
Note 4 – Stock-Based Compensation
The Company awards stock-based compensation as an incentive for employees to contribute to the Company’s long-term success, and historically the Company issued options and restricted stock. In 2006 the Company has made changes to its stock compensation strategy and has awarded additional types of equity instruments. At September 30, 2006, the Company had 8.6 million shares of common stock authorized for awards of stock-based compensation under its 2003 Long Term Incentive Plan.
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
Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain highly complex and subjective assumptions, including the expected life of the stock compensation awards and the Company’s common stock price volatility. In addition, determining the appropriate amount of associated periodic expense requires management to estimate the rate of employee forfeitures and the likelihood of achievement of certain performance targets. The assumptions used in calculating the fair value of stock compensation awards and the associated periodic expense represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, then the amount of expense may need to be adjusted and future stock compensation expense could be materially different from what has been recorded in the current period.
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
Prior to the adoption of SFAS No. 123(R), the Company classified tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (“excess tax benefits”) be classified as financing cash flows. For the nine months ended September 30, 2006, excess tax benefits realized from the exercise of stock options was $5.7 million.
For the three months ended September 30, 2006, the Company recognized $4.7 million of pre-tax stock compensation expense under SFAS No. 123(R), with $2.1 million recorded in Cost of services and product development expense and $2.6 million recorded in Selling, general and administrative expense in the Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2006, the Company recognized approximately $11.7 million of pre-tax stock compensation expense under SFAS No. 123(R), with $6.1 million recorded in Cost of services and product development expense and $5.6 million recorded in Selling, general and administrative expense. As of September 30, 2006, the Company had $37.1 million of total unrecognized compensation cost, which is expected to be recognized as stock-based compensation expense over the remaining weighted-average vesting period of approximately 2.0 years.
Stock-Based Compensation Awards
The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards in accordance with SFAS No. 123(R):
Stock options. The Company may grant stock options to employees that allow them to purchase shares of the Company’s common stock. Options may also be granted to members of the Board of Directors and certain consultants. The Company determines the fair value of stock options at the date of grant using the Black-Scholes-Merton valuation model. Most options vest either a) annually over a three-year service period, or b) over a four-year vesting period, with 25% vesting at the end of the first year and the remaining 75% vesting monthly over the next three years. Options granted prior to 2005 generally expire ten years from the grant date, whereas options granted beginning in 2005 generally expire seven years from the grant date. The Company issues both new shares and treasury shares upon the exercise of stock options.
Total compensation expense recognized for options was approximately $1.9 million for the three months ended September 30, 2006, which included less than $0.1 million of expense for options held by employees deemed to be retirement-eligible. For the nine months ended September 30, 2006 the Company recognized $6.2 million of expense related to options, of which $1.0 million was related to retirement-eligible employees. The Company received approximately $31.5 million in cash from stock option exercises in the first nine months of 2006.
A summary of the changes in stock options outstanding for the nine months ended September 30, 2006, follows:

			Weighted
			Average
		Weighted	Remaining
	Options in	Average	Contractual
	millions	Exercise Price	Term

Outstanding at December 31, 2005	17.6	$10.81	6.11 years
Granted	.1	14.48	nm
Forfeited or expired	(.3)	12.83	nm
Exercised	(3.3)	9.69	nm

Outstanding at September 30, 2006	14.1	$11.04	5.42 years

Vested and exercisable at September 30, 2006	10.3	$10.96	5.03 years

nm=not meaningful
The .1 million of options granted during the first nine months of 2006 had a weighted-average grant date fair value of $5.65 per option. At September 30, 2006, options outstanding and options vested and exercisable had aggregate intrinsic values of $94.6 million and $70.5 million, respectively. Options exercised during the three month and nine month periods ended September 30, 2006 had aggregate intrinsic values of $6.6 million and $17.5 million, respectively.

A summary of changes in the number of nonvested stock options follows:

		Weighted
	Options in	Average
	millions	Exercise Price

Nonvested options outstanding at December 31, 2005	6.9	$11.00
Granted	.1	14.48
Forfeited	(.2)	11.17
Vested during the period	(3.0)	nm

Nonvested options outstanding at September 30, 2006	3.8	$11.25

nm=not meaningful.
Stock appreciation rights. Stock-settled Stock Appreciation Rights (“SARs”) are settled in common stock and are similar to options as they permit the holder to participate in the appreciation of the Company’s common stock. SARs may be settled in common stock by the employee once the applicable vesting criteria have been met. Gartner will withhold a portion of the common stock to be issued to meet the minimum statutory tax withholding requirements. SARs recipients do not have any of the rights of a Gartner stockholder, including voting rights and the right to receive dividends and distributions, until after actual shares of common stock are issued in respect of the award, which is subject to the prior satisfaction of the vesting and other criteria relating to such grants.
During 2006, the Company granted 1.2 million SARs to its executive officers. The Company determined the fair value of the SARs on the date of grant using the Black-Scholes-Merton valuation model. The SARs vest ratably over a four-year service period and they expire seven years from the vesting commencement date. Total compensation expense recognized for SARs was approximately $0.4 million and $0.7 million for the three and nine month periods ending September 30, 2006, respectively.
A summary of the changes in SARs outstanding for the nine months ended September 30, 2006 follows:

Weighted
			Weighted	Average
		Weighted	Average	Remaining
	SARs in	Average	Grant Date	Contractual
	millions	Exercise Price	Fair Value	Term

Granted during 2006	1.2	$14.48	$6.02	7.17 years
Forfeited or expired	—	—	—	—
Exercised	—	—	—	—

SARs outstanding at September 30, 2006	1.2	$14.48	$6.02	6.63 years

Vested and exercisable at September 30, 2006	—	$—	$—	—

At September 30, 2006, SARs outstanding had an intrinsic value of $3.9 million.
The fair value of the Company’s options and SARs was estimated on the date of grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected dividend yield (1)	0%	0%	0%	0%
Expected stock price volatility (2)	39%	28%	40%	31%
Risk-free interest rate (3)	4.8%	4.0%	4.7%	3.7%
Expected life in years (4)	4.75	3.1	4.81	3.1

(1) The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. Historically Gartner has not paid dividends on its common stock.
(2) The determination of expected stock price volatility for options and SARs granted in 2006 was based on both historical Gartner common stock prices and implied volatility from publicly traded options in Gartner common stock. Prior to 2006, the Company had only considered the historical stock price volatility of Gartner common stock in the determination of the expected stock price volatility.

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
Restricted stock. The Company has awarded shares of restricted stock to employees which vest subject to certain service and market conditions. All restricted share awards have the right to vote the shares and to receive dividends; however, the employee may not sell restricted stock that is still subject to the relevant vesting conditions. The Company recorded compensation expense for restricted stock awards of $0.5 million and $1.6 million for the three and nine month periods ended September 30, 2006, respectively.
In accordance with SFAS No. 123(R), the fair value of restricted stock awards is estimated on the date of grant based on the market price of the Company’s common stock and is amortized to compensation expense on a straight-line basis over the related vesting periods, which was three years for the most recent service-based award. Employees receiving such awards are not required to provide consideration to the Company other than rendering service. On September 30, 2006, there were 11,000 shares of service-based restricted stock outstanding which were issued with a market value of $11.96 on the date of the award, none of which were vested.
As of September 30, 2006, there were 500,000 shares of market-based restricted stock outstanding for which the market value on the date of award was $12.86 per share. The Company had awarded 500,000 restricted shares to its CEO in 2004 from a non-shareholder approved plan. In the fourth quarter of 2005, the Company cancelled the original award and issued a replacement award from a shareholder approved plan for the same number of shares, which will permit the Company to take a tax deduction if the restrictions lapse. The Company estimated the cumulative fair value of this award at approximately $4.4 million using a Monte Carlo valuation model. The fair value of the award will be amortized to compensation expense over the related weighted-average estimated life of the award, which is approximately 2.3 years. The restrictions on this award lapse as follows: (i) 300,000 shares when the Company’s common stock trades at an average price of $20 or more for sixty consecutive trading days; (ii) 100,000 shares when the Company’s common stock trades at an average price of $25 or more for sixty consecutive trading days; and (iii) 100,000 shares when the Company’s common stock trades at an average price of $30 or more for sixty consecutive trading days, subject to the CEO’s continued employment with the Company through each such date. Notwithstanding the preceding sentence, all restrictions shall lapse in full upon a change in control. As of September 30, 2006, none of the restrictions had lapsed.
Restricted stock units. Restricted Stock Units (“RSUs”) give the awardee the right to receive actual Gartner shares when the restrictions lapse and the vesting conditions are met, and each RSU that vests entitles the awardee to one share of the Company’s common stock. Gartner will withhold a portion of the common stock to be issued to meet the minimum statutory tax withholding requirements. RSU recipients do not have any of the rights of a Gartner stockholder, including voting rights and the right to receive dividends and distributions, until after actual shares of Gartner common stock are issued in respect of the award, which is subject to the prior satisfaction of the vesting and other criteria relating to such grants. In accordance with SFAS No. 123(R), the fair value of these awards is estimated on the date of grant based on the market price of the Company’s common stock.
During 2006, the Company granted 474,000 RSUs to its executive officers, with vesting subject to both service and a performance condition (“performance-based RSUs”). The market price of the Company’s common stock was $14.44 on the grant date, and the performance condition is tied to Gartner’s 2006 total sales bookings in the Company’s Research segment. With respect to the performance condition, the 474,000 RSUs granted represent the target amount, and the number of RSUs that will ultimately vest will be between 0% and 200% of the target amount depending on which performance level is achieved. As of September 30, 2006, the Company estimates that the number of performance-based RSUs that will vest will be approximately 145% of the target amount. The performance-based RSUs vest ratably over approximately four years from the vesting commencement date, but are expensed on an accelerated basis as required by SFAS No. 123(R). If the minimum performance condition is not met, the performance-based RSUs will expire, and all of the compensation expense recognized in 2006 would be reversed.

During 2006, the Company awarded 818,000 RSUs to employees and directors that vest subject to service requirements only (“service-based RSUs”). In accordance with SFAS No. 123(R), the fair value of these awards was estimated on the date of grant based on the market price of the Company’s common stock, which ranged from $13.75 to $15.69. The value of these awards will be amortized as compensation expense on a straight-line basis over the service period. These service-based RSUs vest ratably over approximately four years from the vesting commencement date.
None of the performance-based or service-based RSUs were vested as of September 30, 2006. Compensation expense for RSUs was approximately $2.0 million and $3.3 million for the three and nine month periods ended September 30, 2006, respectively.
Stock-Based Compensation Expense per Share
The following table presents information on net income and diluted income per share for the three and nine months ended September 30, 2006, determined in accordance with SFAS No. 123(R), compared to the pro forma information determined under SFAS 123 for the same periods in 2005 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss) as reported	$9,608	$(1,721)	$35,622	$(17,247)
SFAS 123 pro forma adjustments for prior year:
Add: Stock-based compensation expense, net of tax, included in net (loss) as reported	na	125	na	464
Deduct: Pro forma employee compensation cost, net of tax	na	(29,483)	na	(37,050)

Net income (loss) including stock compensation expense	9,608	(31,079)	35,622	(53,833)

Basic loss per share—as reported for prior year period	na	$(0.02)	na	$(0.15)
Basic income (loss) per share including stock compensation expense	$0.08	$(0.28)	$0.31	$(0.48)

Diluted loss per share—as reported for prior year period	na	$(0.02)	na	$(0.15)
Diluted income (loss) per share including stock compensation expense	$0.08	$(0.28)	$0.31	$(0.48)

na=not applicable.
During the third quarter of 2005, the Company completed its offer to buy back certain vested and outstanding employee stock options for cash (See Note 11 — Equity and Stock Programs for additional information). As a result of the buy back, the pro forma employee compensation cost for 2005 includes $26.2 million of pro forma expense in both the three months and nine months ended September 30, 2005. The pro forma expense resulted from the reversal of pro forma deferred tax assets that had been established in prior periods which would not be realized for pro forma purposes because the options were tendered and cancelled.
Employee Stock Purchase Plan
In 2002, shareholders approved the 2002 Employee Stock Purchase Plan (the “2002 Plan”) with substantially identical terms as an earlier plan. Under the 2002 Plan, eligible employees are permitted to purchase Gartner common stock through payroll deductions, which may not exceed 10% of an employee’s compensation (or $21,250 in any calendar year), at a price equal to 95% of the common stock price as reported by the NYSE at the end of each offering period. Prior to June 1, 2005, employees could purchase common stock under this program at a price equal to 85% of the common stock price as reported by the NYSE at the beginning or end of each offering period, whichever was lower.
At September 30, 2006, the Company had 2.1 million shares available for purchase under the 2002 Plan. The 2002 Plan is considered non-compensatory under SFAS No. 123(R) and as a result the Company does not record compensation expense for employee share purchases. The Company received approximately $1.5 million in cash from exercises in 2006.

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

	Research	Consulting	Events	Other	Consolidated
Three Months Ended September 30, 2006:
Revenues	$144,126	$69,502	$24,111	$3,621	$241,360
Gross Contribution	89,835	25,636	9,442	2,911	127,824
Corporate and other expenses					(111,861)

Operating income					$15,963

Three Months Ended September 30, 2005:
Revenues	$131,896	$72,747	$17,199	$3,469	$225,311
Gross Contribution	78,648	29,834	6,521	3,143	118,146
Corporate and other expenses					(116,960)

Operating income					$1,186

Nine Months Ended September 30, 2006:
Revenues	$419,539	$229,058	$97,205	$10,580	$756,382
Gross Contribution	258,235	96,502	42,460	8,586	405,783
Corporate and other expenses					(343,605)

Operating income					$62,178

Nine Months Ended September 30, 2005:
Revenues	$392,018	$215,849	$82,203	$9,634	$699,704
Gross Contribution	236,620	84,568	36,611	8,566	366,365
Corporate and other expenses					(370,827)

Operating loss					$(4,462)

Note 6 – Goodwill and Intangible Assets
The changes in the carrying amount of goodwill, by reporting segment, for the nine months ended September 30, 2006 are as follows:

	Balance	Goodwill	Currency	Balance
	December 31,	From META	Translation	September 30,
	2005	Acquisition	Adjustments	2006
Research	$279,500	$(2,255)	$5,622	$282,867
Consulting	86,086	(303)	1,633	87,416
Events	36,366	(86)	105	36,385
Other	2,082	—	—	2,082

Total goodwill	$404,034	$(2,644)	$7,360	$408,750

During the third quarter of 2006, the Company reduced recorded goodwill from the META acquisition by $1.1 million. The reversal related to the settlement of a contractual obligation for less than the Company had originally estimated (See Note 9 — META Purchase Accounting Liabilities).
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
As of September 30, 2006, the Company has recorded approximately $178.6 million of goodwill related to the acquisition of META.
The following table presents the Company’s intangible assets subject to amortization (in thousands):
September 30, 2006

	Intellectual	Customer
	Property	Relationships	Databases	Other	Total
Gross cost	$14,619	$7,700	$3,555	$1,675	$27,549
Accumulated amortization	(14,619)	(2,310)	(3,555)	(1,058)	(21,542)

Net	$—	$5,390	$—	$617	$6,007

December 31, 2005

	Intellectual	Customer
	Property	Relationships	Databases	Other	Total
Gross cost	$14,317	$7,700	$3,479	$1,293	$26,789
Accumulated amortization	(7,158)	(1,155)	(1,739)	(944)	(10,996)

Net	$7,159	$6,645	$1,740	$349	$15,793

The Other category includes noncompete agreements and trademarks. Amortization expense for intangibles was $3.5 million for both the three month periods ended September 30, 2006 and 2005, and for the nine month periods ended September 30, 2006 and 2005 was $10.3 million and $6.8 million, respectively. The year-over-year increase was primarily due to intangibles acquired from META on April 1, 2005.
The estimated future amortization expense on purchased intangibles is as follows (in thousands):

2006 (remaining three months)	$475
2007	1,750
2008	1,750
2009	1,600
2010	432

$6,007

Note 7 — Other Charges
The Company has not recorded any Other charges during 2006.
During the third quarter of 2005, the Company recorded other charges of $6.0 million related to its completion of a one time offer to buy back certain vested and outstanding stock options for cash (See Note 11 — Equity and Stock Programs for additional information).
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
The following table summarizes the activity related to the liability for restructuring programs and other items recorded as Other Charges (in thousands):

	Workforce	Excess	Asset
	Reduction	Facilities	Impairments
	Costs	Costs	And Other	Total
Accrued liability at December 31, 2004	$9,268	$17,175	$1,498	$27,941
Charges during nine months ended September 30, 2005	9,935	8,270	10,275	28,480
Currency translation and other adjustments	(365)	(319)	(1,031)	(1,715)
Payments	(14,837)	(2,544)	(8,617)	(25,998)

Accrued liability at September 30, 2005	4,001	22,582	2,125	28,708
Charges during remainder of 2005	767	—	(70)	697
Currency translation and other adjustments	(67)	(264)	(1)	(332)
Payments	(1,110)	(1,723)	(1,467)	(4,300)

Accrued liability at December 31, 2005	3,591	20,595	587	24,773
Charges during nine months ended September 30, 2006	—	—	—	—
Currency translation and other adjustments	(118)	353	(104)	131
Payments	(2,638)	(4,583)	(138)	(7,359)

Accrued liability at September 30, 2006	$835	$16,365	$345	$17,545

The Excess facilities liability as of September 30, 2006 of $16.4 million excludes $4.9 million of additional liability related to interest accretion on the leases. The accreted interest is charged to interest expense in the Condensed Consolidated Statements of Operations. Costs for excess facilities will be paid as the leases expire, through 2011. The Company intends to fund these payments from existing cash.
Note 8 — Investments
The Company recorded non-cash charges of approximately $5.4 million during the first nine months 2005 related to the writedown of an investment to its net realizable value. The loss is recorded in Loss from investments, net in the Consolidated Statements of Operations. At September 30, 2006, the Company had approximately $0.2 million of marketable equity securities and other investments.
Note 9 — META Purchase Accounting Liabilities
In connection with the META acquisition on April 1, 2005, the Company recorded certain liabilities in purchase accounting under Emerging Issues Task Force Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Combination” (“EITF 95-3”), for involuntary terminations, lease and contract terminations, and other items. The Company currently expects that the majority of the remaining liabilities to be paid for contract terminations and exit costs should be paid by March 31, 2007, while the lease liabilities will be paid over their respective contract periods through 2012. The Company is uncertain at this time regarding the timing of settlement of the remaining tax contingencies.
The following table provides the activity under EITF 95-3 for the nine months ended September 30, 2006 (dollars in thousands):

	Balance	Additional			Currency	Balance
	December 31,	Accruals	Adjustments		Translation	September 30,
	2005	(1)	(2)	Payments	Adjustment	2006

Lease terminations	$8,536	$—	$(614)	$(3,674)	$12	$4,260
Severance and benefits	391	—	(44)	(347)	—	—
Contract terminations	113	2,192	(1,113)	(475)	—	717
Costs to exit activities	421	76	—	(163)	—	334
Tax contingencies	569	—	—	(66)	—	503

	$10,030	$2,268	$(1,771)	$(4,725)	$12	$5,814

(1) During the first quarter of 2006, the Company recorded approximately $2.3 million of additional accruals related to META obligations under EITF 95-3, primarily for the termination of certain contracts with META vendors. The effect of these additional accruals is to increase the amount of recorded goodwill from the META acquisition.
(2) Adjustments are made to the EITF 95-3 amounts as more information becomes available regarding the obligations, permitting the Company to make a better estimate of the amount of the ultimate settlement, or the obligations are actually settled in cash for amounts that were different than estimated. The effect of these entries is to adjust the amount of goodwill recorded on the META acquisition.
      During the third quarter of 2006, the Company recorded an adjustment of $1.1 million related to the settlement of contractual liabilities for amounts that were less than the Company had originally estimated. During the first quarter of 2006, the Company reduced the obligation by $0.7 million, primarily for the reduction of accrued lease termination costs. The reduction was due to higher rental revenue related to faster subleasing of the leases than originally projected.
Note 10 – Debt
The Company has a $325.0 million, unsecured five-year credit agreement with a bank group led by JPMorgan Chase Bank, N.A. as administrative agent, consisting of a $200.0 million term loan and a $125.0 million revolving credit facility. The revolving credit facility may be increased up to $175.0 million. As of September 30, 2006, there was $185.0 million outstanding on the term loan and $35.0 million outstanding on the revolving credit facility.
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
The Company repaid $5.0 million of the term loan and $5.0 million of the revolver in the third quarter of 2006. As of September 30, 2006, the Company had approximately $86.8 million of borrowing capacity under the revolving credit facility. As of September 30, 2006, the annualized interest rates on the term loan and revolver were 6.62% and 6.58%, respectively, which consist of a three-month LIBOR base rate and one-month LIBOR base rate, respectively, plus a margin of 1.25% on each.
The Company has an interest rate swap agreement to hedge the base interest rate risk on the term loan. The effect of the swap is to convert the floating base rate on the term loan to a fixed rate. Under the swap terms, the Company will pay a 4.89% fixed rate and in return will receive a three-month LIBOR rate. The three-month LIBOR rate received on the swap will match the base rate paid on the term loan since both use three-month LIBOR. The swap had an initial notional value of $200.0 million which will decline as payments are made on the term loan so that the amount outstanding under the term loan and the notional amount of the swap will always be equal. The swap had a notional amount of $185.0 million at September 30, 2006, which was the same as the outstanding amount on the term loan. Including the impact of the interest rate swap, the annualized effective interest rate on the term loan was 6.14% as of September 30, 2006.
The Company accounts for the swap as a cash flow hedge in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 requires all derivatives, whether designated as hedges or not, to be recorded on the balance sheet at fair value. Since the swap qualifies as a cash flow hedge under SFAS No. 133, changes in the fair value of the swap will be recorded in other comprehensive income as long as the swap continues to effectively hedge the base interest rate risk on the term loan. Any ineffective portion of changes in the fair value of the hedge will be recorded in earnings. At September 30, 2006, there was no ineffective portion of the hedge as defined under SFAS No. 133. The interest rate swap had a positive fair value of $0.4 million at September 30, 2006, which is recorded in other comprehensive income.
The Company issues letters of credit in the ordinary course of business. At September 30, 2006, the Company had outstanding letters of credit of $3.5 million.
Note 11 – Equity and Stock Programs
Share Repurchase Program
The Company initiated a $100.0 million common share repurchase program in late 2005. Repurchases under the program are made from time-to-time through open market purchases and/or block trades. The Company intends to fund the repurchases from cash flow from operations but may also borrow the funds under the Company’s existing credit agreement. Repurchases are subject to the availability of the Company’s common stock, prevailing market conditions, the trading price of the Company’s common stock, and the Company’s financial performance.
In the third quarter of 2006, the Company repurchased 1,067,400 common shares for $16.5 million at an average cost of $15.44 per share. Since the inception of this program, the Company has repurchased 4,469,750 shares of its common stock for approximately $63.1 million. Included in these amounts are the 1,000,000 shares purchased directly from Silver Lake, as discussed below.
Secondary Share Offering and Share Repurchase
In the second quarter of 2006 the Company’s largest shareholder, Silver Lake Partners, L. P. and certain of its affiliates (“Silver Lake”), completed a secondary offering of 10,925,000 of its Gartner common shares. In conjunction with the secondary offering, the Company repurchased an aggregate of 1,000,000 shares of its common stock directly from Silver Lake at a price of $14.05 per share. The Company paid a total of $14.0 million for these shares, which are included in treasury stock. In addition, the Chairman of the Company’s Board of Directors, James C. Smith, purchased an additional 200,000 shares directly from Silver Lake. After giving affect to the secondary offering, and the purchase by the Company and Mr. Smith, Silver Lake sold an aggregate of 12,125,000 common shares. Prior to the secondary offering, Silver Lake owned approximately 33.1% of the Company’s issued and outstanding common shares. As of September 30, 2006, Silver Lake owned approximately 20.7% of the Company’s issued and outstanding common shares. These transactions did not increase the number of common shares outstanding and the Company did not receive any of the proceeds from the sale of shares by Silver Lake.

Stock Option Buy Back
In the third quarter of 2005 the Company bought back certain vested and outstanding stock options for cash, which resulted in the tender and cancellation of 6,383,445 options. In conjunction with the buyback, the Company recorded a charge of approximately $6.0 million, including transaction costs. The charge is recorded in Other charges, net in the Consolidated Statements of Operations.
Note 12 — Income Taxes
The provision (benefit) for income taxes was $2.0 million for the third quarter of 2006 compared to ($0.4) million for the third quarter of 2005. The effective tax rate was 17.0% for both the third quarter of 2006 and the third quarter of 2005. The effective tax rate was 26.4% and 14.3% for the nine months ended September 30, 2006 and 2005, respectively. The lower effective tax rate for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2006 was primarily due to non-deductible expenses in 2005 related to META integration and certain one-time charges for facility closures and capital asset impairments. Since the Company was in a loss position, these non-deductible expenses caused the effective rate to decrease. During 2006, the Company recorded a benefit for the write off of shares of a foreign subsidiary.
In October 2005 we received an IRS Examination Report showing proposed changes that primarily relate to the valuation of intangible assets licensed to a foreign subsidiary and the calculation of payments under a cost sharing arrangement. The Company appealed the initial findings and presently is in settlements negotiations with the IRS Appeals Office. In October 2006 we received an IRS Examination Report from the IRS that proposed an adjustment, the substance of which was similar to one proposed for a prior audit period. The Company plans on appealing this finding. See Note 14 – Contingencies for additional information.
Note 13 — Defined Benefit Pension Plans
The Company has defined-benefit pension plans in several of its international locations which are accounted for in accordance with the requirements of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”). The plans cover approximately 200 individuals. Benefits paid under these plans are based on years of service and level of employee compensation. None of these plans have plan assets as defined under SFAS No. 87. Net periodic pension expense was $0.6 million and $0.5 million in the third quarters of 2006 and 2005, respectively, and $2.1 million and $1.4 million for the first nine months of 2006 and 2005, respectively.
Note 14 – Contingencies
In connection with an audit by the Internal Revenue Service (“IRS”) of the Company’s federal income tax returns for the tax years ended September 30, 1999 through 2002, in October 2005, we received an Examination Report from the IRS that proposed adjustments relating primarily to the valuation of intangible assets licensed by Gartner to a foreign subsidiary and the calculation of payments made pursuant to a cost sharing arrangement between Gartner and a foreign subsidiary. Gartner appealed the initial findings and presently is in settlement negotiations with the IRS Appeals Office. With respect to this audit, the Company recorded a provision in prior periods based on our estimate of the amount for which the claim will be settled, and no additional provision was recorded in the current period. Although the final resolution of the proposed adjustments is still uncertain, we believe the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, cash flows or results of operations.
The IRS has commenced an audit of tax years 2003 and 2004, and has completed the field work portion of the audit. In connection with this audit, in October 2006, we received an Examination Report from the IRS that proposed an adjustment, the substance of which was similar to one proposed for the prior audit period; namely, the calculation of payments made pursuant to a cost sharing arrangement between the Company and a foreign subsidiary. With respect to this audit, the Company recorded a provision in prior periods based on our estimate of the amount for which the claim will be settled, and no additional provision was recorded in the current period. The Company plans on appealing certain of the initial findings of the IRS. Although the final resolution of the proposed adjustment is uncertain, we believe the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, cash flows or results of operations.
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
The Company has various agreements in which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of September 30, 2006, the Company is not aware of any indemnification agreements that would require material payments.

ITEM 2. MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of the following Management’s Discussion and Analysis (MD&A) is to help facilitate the understanding of significant factors influencing the third quarter and nine months operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2005. Historical results and percentage relationships are not necessarily indicative of operating results for future periods.
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
EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION
Our results this quarter continue to reflect our focused execution on our strategy to grow our research business and improve our operational margins.
We continue to invest in our sales capability in the Research segment, with our sales force of 655 associates up about 25% from the prior year. Revenue in this segment was up 9% in the third quarter of 2006, to $144.1 million from $131.9 million in the third quarter of 2005, and was up 7% for the first nine months of 2006 compared to the prior year period. At September 30, 2006, contract value was up 5%, to $597.8 million compared to $567.3 million at September 30, 2005, with increases in both core research and Executive Programs. At September 30, 2006, both our research client retention rate and wallet retention remained strong, at 81% and 93%, respectively.
Revenue from our Consulting segment was down by 4% in the third quarter of 2006, but was up 6% for the first nine months of 2006, as compared to the prior year periods. Consulting backlog at September 30, 2006 was $107.7 million, down from $118.1 million at September 30, 2005, reflecting higher consultant utilization. During the third quarter of 2006, our consultant utilization rate increased to 61%, as compared to 59% during the third quarter of 2005, while the average hourly billing rate and the average annualized revenue per billable headcount also remained strong. Billable headcount was down about 3% from the prior year, reflecting our planned focus on operational effectiveness over growth.
Our Events segment continues to deliver strong revenue growth. Our continuing emphasis on managing the Events portfolio to retain successful events and introduce promising new events continues to yield increasing revenue performance. Revenue for this segment during the three and nine months ended September 30, 2006 was up 40% and 18% over the prior year period, respectively. The increases reflect strong performances at our on-going events and the successful introduction of new events. As of September 30, 2006, we have held 56 events so far this year compared to 52 in the prior year period.

For a more detailed discussion of our segment results, see Segment Results below.
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
We continue our focus on enhancing shareholder value, and in the third quarter of 2006 we repurchased 1.1 million shares of our common stock in the open market. This action was part of the $100.0 million share repurchase plan our Board of Directors approved in late 2005, and to date we have acquired almost 4.5 million shares of our common stock under this program.
For the third quarter of 2006, we had net income of $9.6 million, or $0.08 per diluted share, compared to $(0.02) per diluted share for the prior year period. We ended the quarter with $186.7 million of stockholders’ equity, while our cash increased substantially, from $70.3 million at December 31, 2005, to $92.9 million at September 30, 2006.
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
The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that have a 30-day cancellation clause, but have not produced material cancellations to date. It is our policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue, since the contract represents a legally enforceable claim. For those government contracts that permit termination, we bill the client the full amount billable under the contract but only record a receivable equal to the earned portion of the contract. In addition, we only record deferred revenue on these government contracts when cash is received. Deferred revenues attributable to government contracts were $47.5 million and $41.7 million at September 30, 2006 and December 31, 2005, respectively. In addition, at September 30, 2006 and December 31, 2005, we had not recognized uncollected receivables or deferred revenues relating to government contracts that permit termination of $7.5 million and $7.1 million, respectively.
Uncollectible fees receivable — The allowance for losses is composed of a bad debt and a sales and allowance reserve. Provisions are charged against earnings. The measurement of likely and probable losses and the allowance for uncollectible fees receivable is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires material estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of fees receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients’ liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due, and the effectiveness of our collection efforts. Gross trade receivables at September 30, 2006 were $292.4 million, and the allowance for losses was $7.5 million. Gross trade receivables at December 31, 2005 were $321.1 million, and the allowance for losses was $7.9 million.
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
In October 2005 we received an IRS Examination Report showing proposed changes that primarily relate to the valuation of intangible assets licensed to a foreign subsidiary and the calculation of payments under a cost sharing arrangement. The Company appealed the initial findings and presently is in settlements negotiations with the IRS Appeals Office. In October 2006 we received an IRS Examination Report from the IRS that proposed an adjustment, the substance of which was similar to one proposed for a prior audit period. The Company plans on appealing this finding. See Part II, Item 1 Legal Proceedings, for additional information.
Accounting for stock-based compensation — On January 1, 2006, we adopted Statement of Financial Accounting Standards 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”). Effective with the adoption of SFAS No. 123(R), the Company is recognizing stock-based compensation expense, which is based on the fair value of the award on the date of grant, over the related service period, net of estimated forfeitures (See Note 4 — Stock-Based Compensation in the Notes to the Condensed Consolidated Financial Statements).
Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain highly complex and subjective assumptions, including the expected life of the stock compensation awards and the Company’s common stock price volatility. In addition, determining the appropriate amount of associated periodic expense requires management to estimate the rate of employee forfeitures and the likelihood of achievement of certain performance targets. The assumptions used in calculating the fair value of stock compensation awards and the associated periodic expense represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, then the amount of expense may need to be adjusted and future stock compensation expense could be materially different from what has been recorded in the current period.
Contingencies and other loss reserves and accruals — We may record accruals for severance costs, lease costs associated with excess facilities, contract terminations and asset impairments as a result of acquisitions and actions we undertake to streamline our organization, reposition certain businesses and reduce ongoing costs. Estimates of costs to be incurred to complete these actions, such as future lease payments, sublease income, the fair value of assets, and severance and related benefits, are based on assumptions at the time the actions are initiated. To the extent actual costs differ from those estimates, reserve levels may need to be adjusted. In addition, these actions may be revised due to changes in business conditions that we did not foresee at the time such plans were approved. Additionally, we record accruals for estimated incentive compensation costs during each year. Amounts accrued at the end of each reporting period are based on our estimates and may require adjustment as the ultimate amount paid associated with these incentives are sometimes not known until after year-end.
Results of Operations
Overall Results
Total revenues increased 7% in the third quarter of 2006, to $241.4 million compared to $225.3 million for the third quarter of 2005, and increased $56.7 million, or 8%, when comparing the first nine months of 2006 to the first nine months of 2005, to $756.4 million from $699.7 million. Excluding the effects of foreign currency translation, revenues for the third quarter of 2006 increased by 6%, a decline of 1 point, but was the same for the year-to-date period. Please refer to the section of this MD&A entitled “Segment Results” for a further discussion of revenues by segment.
Cost of services and product development increased $4.2 million, or 4%, to $116.3 million in the third quarter of 2006 from $112.1 million in the third quarter of 2005, and increased $11.0 million, or 3%, when comparing the first nine months of 2006 with the first nine months of 2005. Excluding the effects of foreign currency translation, cost of services and product development would have increased 2% for the three months and 4% for the nine months ended September 30, 2006. Cost of services and product development increased 4% for the third quarter of 2006 primarily due to increased conference expenses related to the higher number of events in our Events business, as well as a charge of $2.1 million for stock-based compensation expense under SFAS No. 123(R), which we adopted on January 1, 2006. As a percentage of sales, cost of services and product development was 48% for the third quarter of 2006 and 50% for the third quarter of 2005.
Cost of services and product development increased 3% for the first nine months of 2006 primarily due to charges of $6.1 million for stock-based compensation under SFAS No. 123(R), higher conference expenses, the inclusion of nine months of salary and benefit expense for former META employees in 2006 compared to six months in 2005, and higher compensation costs related to merit salary increases and higher bonus costs. In 2005, cost of services and product development expense for the first nine months benefited from the reversal of $2.1 million of prior years’ incentive compensation program accruals. For the first nine months of 2006 and 2005, cost of services and product development as a percentage of sales was 47% and 50%, respectively.
Selling, general and administrative expenses (“SG&A”) increased $5.5 million, or 6%, to $99.8 million in the third quarter of 2006 from $94.3 million in the third quarter of 2005. SG&A expenses increased $17.4 million, or 6% to $306.0 million from $288.6 million when comparing the first nine months of 2006 to the first nine months of 2005. Excluding the effects of foreign currency translation, SG&A expense would have increased by 4% and 6% for the three and nine months ended September 30, 2006, respectively.
The increase in SG&A expenses on a quarterly basis resulted primarily from higher compensation costs related to increased investment in our sales organization, charges of approximately $2.6 million for stock-based compensation under SFAS No. 123(R), and increased recruiting and relocation expenses. The 6% increase in SG&A expenses on a year-to-date basis resulted primarily from increased investment in our sales organization. We now have 655 sales associates, a 25% increase over the 523 in the prior year. Also contributing to the increase were higher commissions, charges of $5.6 million for stock-based compensation, and increased recruiting and relocation expenses. During the first nine months of 2005, SG&A expenses benefited by the reversal of $0.8 million of prior year’s incentive compensation program accruals.
Depreciation expense for the third quarter of 2006 decreased 6%, to $5.8 million, compared to $6.2 million for the third quarter of 2005 and decreased 6% when comparing the first nine months of 2006 and 2005, respectively. The reduction is due to a decline in capital spending in prior periods.
Amortization of intangibles was $3.5 million for both the third quarters of 2006 and 2005. Amortization of intangibles during the first nine months of 2006 as compared to the same period in 2005 increased to $10.3 million from $6.8 million, with almost all of the increase due to the acquisition of intangibles acquired from META on April 1, 2005.

Meta integration charges were zero and $1.5 million for the three and nine months ended September 30, 2006, respectively, and $2.0 million and $13.6 million for the same periods of 2005, respectively. These expenses relate primarily to severance, and for consulting, accounting, and tax services.
Other charges were zero for the three and nine months ended September 30, 2006. For the three and nine months ended September 30, 2005, we recorded $6.0 million and $28.5 million of other charges, respectively. The 2005 charges consist of $10.6 million of employee severance costs, $8.2 million of charges mostly related to excess office space, $3.7 million of restructuring in our international operations, and the $6.0 million recorded in the third quarter of 2005 related to an option buyback.
Loss from investments, net was zero and $5.3 million for the nine months ended September 30, 2006 and 2005, respectively. The 2005 loss was due to the writedown of an investment to its net realizable value. The investment was sold in the third quarter of 2005 at book value.
Interest expense, net was $3.8 million and $3.1 million for the three months ended September 30, 2006 and 2005, respectively, and $12.7 million and $7.8 million for the nine months ended September 30, 2006 and 2005, respectively. The increases are due to higher interest expense on our debt and, to a lesser extent, an increase in the accretion on our excess facilities liabilities.
The increased interest expense on our debt was driven by both higher rates and an increased amount of debt outstanding. The weighted-average interest rate on our debt was 6.22% in the third quarter of 2006 compared to 5.00% in the prior year quarter, and 6.34% for the first nine months of 2006 compared to approximately 4.53% in the same period of 2005. The 2006 rates include the impact of the interest rate swap we entered into at the end of 2005. In addition to the increase in rates, in the second quarter of 2005 we borrowed an additional $67.0 million related to the acquisition of META.
Other income (expense), net for the third quarter and first nine months of 2006 and 2005 consists primarily of net foreign currency exchange gains and losses.
Provision (benefit) for income taxes was $2.0 million for the third quarter of 2006 compared to ($0.4) million for the third quarter of 2005. The effective tax rate was 17.0% for both the third quarter of 2006 and the third quarter of 2005. The effective tax rate was 26.4% and 14.3% for the nine months ended September 30, 2006 and 2005, respectively. The lower effective tax rate for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2006 was primarily due to non deductible expenses incurred in 2005 related to META integration and certain one-time charges for facility closures and capital asset impairments. Since the Company was in a loss position, these non-deductible expenses caused the effective rate to decrease. During 2006, the Company recorded benefit for the write off of shares of a foreign subsidiary.
Excluding the impact of SFAS No. 123(R), amortization of certain intangibles acquired as part of the META acquisition and various META integration charges, the effective tax rate was 23.7% and 28.4% for the quarter to date and year to date ended September 2006, respectively. Excluding the impact of the amortization of certain intangibles acquired as part of the META acquisition, various META integration charges and certain one-time charges for facility closures and capital asset impairments, the effective tax rate was 30.9% and 32.5% for the quarter to date and year to date ended September 2005, respectively. The lower effective tax rate in 2006 as compared to 2005 primarily relates to a favorable earnings mix between higher and lower tax jurisdictions as well as tax benefits taken in 2006 on the write off of shares of a foreign subsidiary.
SEGMENT RESULTS
We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain selling, general and administrative expenses, depreciation, amortization of intangibles and other charges. Gross contribution margin is defined as gross contribution as a percentage of revenues.
The first quarter of 2005 did not contain results related to META Group, as the transaction closed on April 1, 2005. This has an impact on the comparability of the two nine month periods ended September 30, 2006 and 2005 discussed herein. Because META has been completely integrated into Gartner, it is increasingly difficult to approximate the first quarter and year-to-date 2006 impact on our results from the acquisition. We have now transacted on almost all of the META research contracts that were in force at the time of the acquisition. As we transacted upon those contracts, those that we retained were transitioned to Gartner products, making it difficult to discern the impact on 2006 revenues. Additionally, the consultants that joined Gartner from META have been fully integrated and work on Gartner solutions, and there were no Events in 2006 that related to META.

Research
Revenue in our Research business was up 9% in the third quarter of 2006, to $144.1 million, from $131.9 million in the third quarter of 2005, driven by growth in both core research and Executive Programs. Excluding the impact of foreign currency, revenue would have increased by 8% for the third quarter of 2006. For the nine months ended September 30, 2006, Research revenues increased $27.5 million, or 7%, to $419.5 million compared to $392.0 million for the same period of 2005. The year-over-year increase is due to growth in core research and in our Executive Programs. Foreign currency had an immaterial impact on revenue for the year-to-date period.
At September 30, 2006, our research client retention rate remained strong, at 81%, up 3 points from the 78% at September 30, 2005. Wallet retention was up 1 point, to 93% at September 30, 2006 from 92% at September 30, 2005. Our Executive Program membership was 3,487 at September 30, 2006, compared to 3,450 at September 30, 2005.
Research gross contribution of $89.8 million for the third quarter of 2006 increased 14% from $78.6 million for the third quarter of 2005, while gross contribution margin for the third quarter of 2006 increased 2 points, to 62% from 60% in the prior year quarter. For the nine months ended September 30, 2006, gross contribution increased to $258.2 million, from $236.6 million in the comparable prior year period, a 9% increase, while the contribution margin increase to 62% compared to 60% in the prior year period. The quarterly improvement in the contribution margin was mainly due to operating leverage resulting from our revenue performance, while the year-over-year increase was due to the impact of foreign exchange. For both the three months and nine months ended September 30, 2006, SFAS No. 123(R) decreased gross contribution margin in the Research segment by about 1 point.
At September 30, 2006, research contract value was $597.8 million, up 5% from $567.3 million at September 30, 2005. The increase was driven by growth in both core research and Executive Programs.
Consulting
Consulting revenues decreased 4% to $69.5 million for the third quarter of 2006 and increased 6% to $229.1 million for the first nine months of 2006 as compared to the same periods of 2005. Excluding the impact of foreign currency translation, revenues were down 6% for the third quarter of 2006, but there was no impact on the growth rate for the nine month period. The quarterly decrease in revenues was primarily due to lower billable headcount. Billable headcount was down to 517 at September 30, 2006, compared to 533 at September 30, 2005, a 3% decrease, primarily due to our continuing reorganization of the business. The year-over-year revenue increase reflects increases in annualized revenue per billable headcount, consultant utilization, and billing rate.
Consulting gross contribution of $25.6 million for the third quarter of 2006 decreased 14% from the $29.8 million for the third quarter of 2005, while the contribution margin for the third quarter of 2006 decreased to 37% from 41% in the prior year period. The margin decline was primarily due to lower utilization during the quarter. Gross contribution of $96.5 million for the first nine months of 2006 increased 14% from $84.6 million for the same period of 2005, while the contribution margin increased to 42% in 2006 from 39% in the prior year. The increase in gross contribution margin for the year-to-date period was driven by higher profitability per engagement, with improved productivity across all regions and practices. The impact of SFAS No. 123(R), which we adopted on January 1, 2006, decreased gross contribution margin in the Consulting segment for the three months and nine months ended September 30, 2006 by approximately 1 point.
Higher profitability per engagement in turn was driven by improved utilization in our core consulting area as well as stronger billing rates. The consultant utilization rates were 65% and 61% for the nine months ended September 30, 2006 and 2005, respectively, and 61% and 59% for the three months then ended, respectively. The billing rate remained at over $300 per hour for both the third quarter of 2006 and for the first nine months of 2006. Our average annualized revenue per billable headcount was over $375,000 for the first nine months of 2006 compared to approximately $350,000 for the prior year period.
Consulting backlog, which represents future revenues to be recognized from in-process consulting, measurement and SAS, was $107.7 million at September 30, 2006, compared to $118.1 million at September 30, 2005. Higher productivity resulted in increased revenue recognition in the current period and a decline in expected revenues from the backlog. The Company anticipated the decline in backlog due to the higher levels of productivity with the Consulting segment.

Events
Events revenues during the third quarter of 2006 were up 40%, or $6.9 million, rising to $24.1 million from $17.2 million. The increase in revenue was due to new events as well as strong performance from our on-going events. We held 17 events in the third quarter of 2006 compared to 13 in the prior year. We had a 9% improvement in revenue from our on-going events, which in turn was driven by strong attendee and sponsorship revenue. The improved attendee revenue was due to both price and volume increases. Attendance increased to 6,578 in the third quarter of 2006 from 5,155 in the 2005 period, a 28% increase.
For the nine months ended September 30, 2006, Events revenues increased 18%, to $97.2 million compared to $82.2 million for the same period of 2005, with 56 events held in 2006 and 52 held in 2005. The increased revenue was due to both new events and the strength of our on-going events. We had five new events in 2006 which had higher revenues than the events that were eliminated. Attendance at events was 24,709 for the nine month period ended September 30, 2006, compared to 21,254 in the comparable prior year period, a 16% increase. Revenue from existing events was up 9%, reflecting underlying strength in our Summit events. The impact of foreign currency translation on Events revenues was immaterial to both the third quarter and year-to-date periods of 2006.
Gross contribution was $9.4 million, or 39% of revenues, for the third quarter of 2006, compared to $6.5 million, or 38% of revenues, for the third quarter of 2005. The 1 point increase in gross contribution margin was mainly due to better performance in our on-going events. For the three months ended September 30, 2006, SFAS No. 123(R) decreased gross contribution margin in the Events segment by 1 point. Gross contribution of $42.5 million for the first nine months of 2006 increased from $36.6 million compared to 2005, although gross contribution margin declined by 1 point, to 44% from 45%. The decrease in gross contribution margin was primarily due to a change in the mix of events.
Liquidity and Capital Resources
Cash provided by operating activities totaled $74.7 million for the nine months ended September 30, 2006, compared to $27.6 million in the prior year period. The increase in cash flow from operating activities of $47.1 million was primarily due to an increase in cash from operations and lower cash payments for severance and other charges. In addition, the improved operating cash flow also reflects one-time payments related to the integration of META in 2005, which were not repeated in the current year.
Cash used in investing activities was $13.5 million for the first nine months of 2006 compared to $170.7 million in the prior year period. The decrease in cash used was primarily due to the expenditure of $161.3 million for the acquisition of META in the prior year period. Capital expenditures of $13.2 million were up about $1.9 million over the prior year period.
Cash used by financing activities totaled $41.4 million for the nine months ended September 30, 2006, compared to $67.7 million of cash provided in the nine months ended September 30, 2005. The decline in cash provided was primarily due to the refinancing and borrowing of additional debt in the prior year period, which was related to the META acquisition. The decline was also due to the repurchase during 2006 of $53.5 million of our common stock under our $100.0 million stock repurchase program. These items were partially offset by proceeds from stock issued under stock plans during 2006 of $33.0 million, as well as $5.7 million in excess tax benefits from stock-based compensation awards under SFAS No. 123(R).
The $33.0 million of proceeds from stock issued for stock plans during the first nine months of 2006 compares to $14.2 million during the same period in the prior year. The increase was a result of our higher stock price during 2006 as compared to 2005, which resulted in more stock option exercises by employees in 2006.
Obligations and Commitments
We have a $325.0 million, unsecured five-year credit agreement with a bank group led by JPMorgan Chase Bank, N.A. as administrative agent, consisting of a $200.0 million term loan and a $125.0 million revolving credit facility. The revolving credit facility may be increased up to $175.0 million. The credit agreement requires the term loan to be repaid in 19 quarterly installments, with the final payment due on June 29, 2010. The revolving credit agreement may be used for loans, and up to $15.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and reborrowed until June 29, 2010, at which time all amounts borrowed must be repaid. As of September 30, 2006, there was $185.0 million outstanding on the term loan and $35.0 million outstanding on the revolving credit facility.
The loans bear interest, at the Company’s option, among several alternatives, and we have elected to use LIBOR plus a margin; the margin consists of a spread between 1.00% and 1.75%, depending on the Company’s leverage ratio as of the fiscal quarter most recently ended. The Company has elected to use a three-month LIBOR rate for the term loan and a one-month LIBOR rate for the revolver. On September 30, 2006, the annualized interest rates on the term loan and revolver were 6.62% and

6.58%, respectively. The Company has an interest rate swap agreement to hedge the base interest rate risk on the term loan. The effect of the swap is to convert the floating base rate on the term loan to a fixed rate, resulting in an effective interest rate on the term loan of 6.14% as of September 30, 2006.
Off-Balance Sheet Arrangements
Through September 30, 2006, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.
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
A description of the risk factors associated with our business is included Item 1A. “Risk Factors” contained in Part II, Other Information of this report.
RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“Interpretation No. 48”). The rule clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Interpretation No. 48 establishes a two-step evaluation process for tax positions. The first step is recognition, to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of the tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Tax positions that meet the more-likely-than-not recognition threshold at the effective date of Interpretation No. 48 may be recognized or, continue to be recognized, upon the adoption of this Interpretation. The cumulative effect of applying the provisions is effective for fiscal years beginning after December 15, 2006.
The effective date for Interpretation No. 48 is for fiscal years beginning after December 15, 2006. The Company is currently analyzing the impact, if any, the statement will have on our results of operations, financial position, liquidity, and related disclosures.
In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS No. 158”). This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006 for public entities. The Company is currently analyzing the impact, if any, SFAS No. 158 will have on our results of operations, financial position, liquidity, and related disclosures.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the Company’s financial statements and related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is in the process of evaluating the impact, if any, SAB No. 108 will have on the Company’s financial position, results of operations, liquidity, and related disclosures.
In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements” (“FASB No. 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. FASB No. 157 is effective for fiscal years beginning after November 15, 2007; therefore the Company will begin to apply the standard in its fiscal year commencing January 1, 2008. The Company is in the process of evaluating the impact, if any, FASB No. 157 will have on the Company’s financial position, results of operations, liquidity and related disclosures.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 30, 2006, we have exposure to changes in interest rates since we had $220.0 million outstanding on our unsecured credit agreement with JPMorgan Chase Bank, N.A., consisting of $185.0 million outstanding on the term loan and $35.0 million outstanding on the revolver. Under the credit agreement, the interest rate on our borrowings is LIBOR plus an additional 100 to 175 basis points. We have an interest rate swap contract which effectively converts the floating base interest rate on the term loan to a fixed rate. Accordingly, the base interest rate risk on the term loan has been eliminated, but we are still exposed to interest rate risk on the revolver. A 25 basis point increase or decrease in interest rates would have an approximate $0.3 million pre-tax annual effect under the revolver if fully utilized.
Investment Risk
We are exposed to market risk as it relates to changes in the market value of our equity investments. As of September 30, 2006, we had investments in marketable equity securities and other investments of $0.2 million (see Note 8 — Investments in the Notes to the Condensed Consolidated Financial Statements). If there were a 100% adverse change in the value of our equity portfolio as of September 30, 2006, this would result in a non-cash impairment charge of approximately $0.2 million.
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
From time to time we enter into foreign currency forward contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. Foreign currency forward contracts are reflected at fair value with unrealized and realized gains and losses recorded currently in earnings. At September 30, 2006, we had eight foreign currency forward contracts outstanding with a total notional amount of approximately $49.3 million with an immaterial net unrealized loss. All of these contracts matured by the end of October 2006.
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
Management conducted an evaluation, as of September 30, 2006, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the

Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Act.
In addition, there have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In connection with an audit by the Internal Revenue Service (“IRS”) of the Company’s federal income tax returns for the tax years ended September 30, 1999 through 2002, in October 2005, we received an Examination Report from the IRS that proposed adjustments relating primarily to the valuation of intangible assets licensed by Gartner to a foreign subsidiary and the calculation of payments made pursuant to a cost sharing arrangement between Gartner and a foreign subsidiary. Gartner appealed the initial findings and presently is in settlement negotiations with the IRS Appeals Office. With respect to this audit, the Company recorded a provision in prior periods based on our estimate of the amount for which the claim will be settled, and no additional provision was recorded in the current period. Although the final resolution of the proposed adjustments is still uncertain, we believe the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, cash flows or results of operations.
The IRS has commenced an audit of tax years 2003 and 2004, and has completed the field work portion of the audit. In connection with this audit, in October 2006, we received an Examination Report from the IRS that proposed an adjustment, the substance of which was similar to one proposed for the prior audit period; namely, the calculation of payments made pursuant to a cost sharing arrangement between the Company and a foreign subsidiary. With respect to this audit, the Company recorded a provision in prior periods based on our estimate of the amount for which the claim will be settled, and no additional provision was recorded in the current period. The Company plans on appealing certain of the initial findings of the IRS. Although the final resolution of the proposed adjustment is uncertain, we believe the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, cash flows or results of operations.
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
ITEM 1A. RISK FACTORS
This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our 2005 Annual Report on Form 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
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
A large portion of our success depends on our ability to generate renewals of our subscription-based research products and services and new sales of such products and services, both to new clients and existing clients. These products and services constituted 53% and 54% of our revenues for 2005 and 2004, respectively, and 55% and 56% of our revenues for the first nine months of 2006 and 2005, respectively. If we are not able to renew at historical rates, and do not generate new sales in an amount sufficient to account for the shortfall arising from a decrease in renewals, our revenues will be negatively affected.
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
Additionally, as we implement our strategy to realign our business to client needs, we may shift the type and pricing of our products which may impact client renewal rates. While research client retention rates were 81% and 80% at December 31, 2005 and 2004, respectively, and 81% and 78% at September 30, 2006 and 2005, respectively, there can be no guarantee that we will continue to maintain this rate of client renewals.
Generating new sales of our subscription based products and services, both to new and existing clients, is often a time consuming process. If we are unable to generate new sales, due to competition or other factors, our revenues will be adversely affected.

We depend on non-recurring consulting engagements and our failure to secure new engagements could lead to a decrease in our revenues.
Consulting segment revenues constituted 30% and 29% of our revenues for 2005 and 2004, respectively, and 30% and 31% of our revenues for the first nine months of 2006 and 2005, respectively. These consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including the following:
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
Approximately 40% of our revenues for 2005 and 39% of our revenues for the first nine months of 2006 were derived from sales outside of North America. As a result, our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in foreign currency exchange rates, changes in market demand as a result of tariffs and other trade barriers, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, differences between U.S. and foreign tax rates, and the difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights in international jurisdictions. Furthermore, we rely on local distributors or sales agents in some international locations. If any of these arrangements are terminated by our agent or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients of the local distributor or sales agent may not want to continue to do business with us or our new agent.

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
Silver Lake owns approximately 20.7% of our common stock as of September 30, 2006. Silver Lake is restricted from purchasing additional stock without our consent pursuant to the terms of a Securityholders Agreement. This Securityholders Agreement also provides that we cannot take certain actions, including acquisitions and sales of stock and/or assets, without Silver Lake’s consent. Additionally, ValueAct Capital Master Fund L.P. and affiliates (“ValueAct”) owns approximately 18.1%

of our common stock as of September 30, 2006. While neither Silver Lake nor ValueAct individually holds a majority of our outstanding shares, they may be able, either individually or together, to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. Their interests may differ from the interests of other stockholders. Additionally, representatives of Silver Lake and ValueAct in the aggregate presently hold three seats on our Board of Directors.
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
Sales of a substantial number of shares of common stock in the public market by our current stockholders, or the threat that substantial sales may occur, could cause the market price of our common stock to decrease significantly or make it difficult for us to raise additional capital by selling stock. Furthermore, we have various equity incentive plans that provide for awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards. As of September 30, 2006, the aggregate number of shares of our common stock issuable pursuant to outstanding grants awarded under these plans was approximately 16.6 million shares (approximately 10.3 million of which have vested). In addition, approximately 8.6 million shares may be issued in connection with future awards under our equity incentive plans. Shares of common stock issued under these plans are freely transferable without further registration under the Securities Act, except for any shares held by an affiliate (as that term is defined in Rule 144 under the Securities Act). We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock.
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
Issuer Purchases of Equity Securities
In the fourth quarter of 2005, our Board of Directors authorized a $100.0 million common share repurchase program, and as of September 30, 2006, approximately $36.9 million remained available for repurchases under this program. The table below provides detail related to repurchases of our common stock for treasury during the first three quarters of 2006:

			Approximate
			Dollar Value of
			Shares that
			may yet be
			Purchased
			Under our
			Share
	Total Number		Repurchase
	of Shares	Average Price	Program
Period	Purchased	Paid Per Share	(in thousands)
2006
January	358,700	$13.41
February	310,200	13.99
March	505,650	14.03

Total	1,174,550	$13.83

April	373,600	$13.41
May	1,016,400	14.06
June	—	—

Total	1,390,000	$13.88

July	—	$—
August	657,000	15.24
September	410,400	15.76

Total	1,067,400	$15.44	$36,905

ITEM 6. EXHIBITS
(a) Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
31.1	Certification of chief executive officer under Rule 13a – 14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of chief financial officer under Rule 13a – 14(a)/15d-14(a) of the Exchange Act.

32	Certification under 18 U.S.C. Section 1350.
Items 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date October 31, 2006	/s/ Christopher Lafond

Christopher Lafond
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)