Form 10-K
period 2006-12-31
GARTNER INC
filed 2007-03-01
CIK 749251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 1-14443
GARTNER, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3099750 (I.R.S. Employer Identification No.)

P.O. Box 10212 56 Top Gallant Road Stamford, CT. (Address of principal executive offices)	06902-7700 (Zip Code)
(203) 316-1111
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.0005 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑      No ☐
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
Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $972,370,120 based on the closing sale price as reported on the New York Stock Exchange.
The number of shares outstanding of the issuer’s $0.005 par value per share common stock as of January 31, 2007 was 104,080,204.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held June 5, 2007 (Proxy Statement)	Part III

.GARTNER, INC.
2006 ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS.
GENERAL
Gartner, Inc. is a leading research and advisory firm that helps executives use technology to build, guide and grow their enterprises. We offer independent and objective research and analysis on information technology, computer hardware, software, communications and related technology industries (the “IT industry”). We provide comprehensive coverage of the IT industry to approximately 10,000 client organizations, including approximately 400 Fortune 500 companies across 75 countries. Our client base consists primarily of chief information officers (“CIOs”) and other senior IT and business executives from a wide variety of enterprises, government agencies and the investment community. Unless otherwise indicated or unless the context requires otherwise, all references in this Form 10-K to “Gartner,” “Company,” “we,” “us,” “our” or similar terms mean Gartner, Inc. and its subsidiaries on a consolidated basis.
The foundation for all Gartner products is our independent research on IT issues. The findings from this research are delivered through our three customer channels, depending on a client’s specific business needs, preferences and objectives:
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
Since its founding in 1979, Gartner has established a leading brand in the IT research marketplace.
MARKET OVERVIEW
Information technology has become increasingly critical to the operational and financial success of corporations and governments over the last two decades. Once a support function, IT is now viewed as a strategic component of growth and operating performance. Accordingly, it has become imperative for executives and IT professionals to manage efficiently and effectively their IT spending and purchasing decisions.
As the cost of IT solutions continues to rise, executives and technology professionals have realized the importance of making well-informed decisions and increasingly seek to maximize their returns on IT capital investments. As a result, any IT investment decision in an enterprise is subject to increased financial scrutiny. In addition, today’s IT marketplace is dynamic and complex. Technology providers continually introduce new products with a wide variety of standards and features that are prone to shorter life cycles. The users of technology – almost all organizations – must keep abreast of new developments in technology to ensure their IT systems are reliable, efficient and meet their needs.
Given the heightened emphasis organizations place on technology decision-making and spending, companies and governments are increasingly turning to outside experts for IT procurement, implementation and operation in order to maximize the value of their IT investments. Accordingly, it is critical that CIOs and other executives obtain value-added, independent and objective research and analysis of the IT market to assist in their IT related decisions.
OUR SOLUTION
We provide high quality independent and objective research and analysis of the IT industry. Through our entire product portfolio, our global research community provides thought leadership and insight about technology acquisition and deployment to CIOs, executives and other technology leaders.
We employ a diversified business model that utilizes and leverages the breadth and depth of our research intellectual capital. The foundation for our business model is our ability to create and distribute our proprietary research content as broadly as possible via published reports and briefings, consulting and advisory services and hosting symposia, conferences and exhibitions.
With a base of over 650 research analysts, we create timely and relevant technology-related research. In addition, we have over 500 experienced consultants that combine our objective, independent research, with a practical, business perspective focused on the IT industry. Our events are among the world’s largest of their kind; gathering highly qualified audiences of senior business executives, IT professionals, purchasers and vendors of IT products and services.

PRODUCTS AND SERVICES
Our principal products and services are Research, Consulting, and Events:
▪	RESEARCH. Gartner’s global research product is the fundamental building block for all Gartner services. We combine our proprietary research methodologies with extensive industry and academic relationships to create the Gartner solution. Our research agenda is defined by clients’ needs, focusing on the critical issues, opportunities and challenges they face every day. Our research analysts are in regular contact with technology vendors and research users, thereby enabling them to identify the most pertinent topics in the IT marketplace and develop relevant product enhancements to meet the evolving needs of users of our research. Our proprietary research content, presented in the form of reports, briefings, updates and related tools, is delivered directly to the client’s desktop via our website. Our research analysts provide in-depth analysis on all aspects of technology including: hardware, software and systems, services, IT management, market data and forecasts, and vertical industry issues. Clients typically sign contracts that provide access to our research content for individual users. The research contracts are renewed on an ongoing basis; to date, we have enjoyed strong research client retention, with 81% of users renewing their contracts in 2006, as well as 96% wallet retention, a measure of the amount of contract value we have retained with clients over 2006.

Our strategy is to align our service and product offerings around targeted key client groups. For example, Executive Programs (EP) are exclusive membership programs designed to help CIOs, senior IT executives and other business executives become more effective in their enterprises. An EP membership leverages the knowledge and expertise of Gartner in ways that are specific to the CIOs needs, and offers role-based offerings and members-only communities for peer-based collaboration. Our 3,600 EP members also receive advice and counsel from a personal relationship manager who understands their goals and can ensure the most effective level of support from Gartner.

Our Best Practices Councils are exclusive peer exchange communities focused on specific functional areas of IT that bring together senior business and IT leaders in major U.S. and international companies for exclusive events, multi-client research studies and ad hoc peer exchange forums. These programs allow clients to learn from the experiences of their peers and share best practices in functional areas such architecture and IT planning, emerging technology management, enterprise application, information security, infrastructure management and IT sourcing management in order to solve common business problems, improve corporate performance and drive greater effectiveness.

Our End User Programs focus on the needs of the IT end user market with a variety of product offerings. Gartner for IT Leaders, a new product suite that we rolled out in 2006, currently provides eight role-based research offerings for end user IT leaders to assist in effective decision-making. These products align a client’s specific job related challenges with appropriate Gartner analysts and insight, and connect IT leaders to IT peers who share common business and technology issues.

Our High Tech & Telecom Programs focus on the needs of our clients who are high technology and telecommunications service providers, professional service firms and IT investors to help them be more successful in their specific job roles within their specific sub-industry. We leverage Gartner research and other information into industry specific expertise and solutions.

▪	CONSULTING. Gartner consultants provide fact-based consulting services to help our clients use and manage IT to enable business performance. We seek to accomplish three major outcomes for our clients: applying IT to drive improvements in business performance; creating sustainable IT efficiency that ensures a constant return on IT; and strengthening the IT organization and operations to ensure high-value services to the client’s lines of business and to enable the client to adapt to business changes.

We utilize our benchmarking capabilities and our business solutions to drive these outcomes. Our benchmarking capabilities are provided as information offerings. Our business solutions, enabled by benchmarking, include IT Transformation, IT Optimization, Sourcing Optimization and Business Enablement. We deliver our consulting solutions by capitalizing on Gartner assets that are invaluable to IT decision-making, including Gartner research that ensures our consulting analyses and advice is based on a deep understanding of the IT environment and the business of IT, Gartner’s market independence which keeps our consultants focused on our client’s success and our benchmarking capability that provides relevant comparisons and best practices to assess and improve performance.

▪	EVENTS. Gartner symposia and conferences are gatherings of technology’s most senior IT and business strategists and practioners. Symposia and conferences give clients live access to insights developed from our latest proprietary research in a concentrated way. Informative sessions led by Gartner analysts are augmented with technology showcases, peer exchange, analyst one-on-one meetings, workshops and keynotes by technology’s top leaders. Symposia and conferences also provide participants with a networking opportunity to interact with business executives of the world’s leading technology companies. Except for certain invitation only events, attendance is not limited to Gartner clients. In 2006, Gartner’s 74 events throughout the United States, Europe, Latin America and the Asia-Pacific region attracted over 41,000 attendees.

Gartner conferences attract high-level IT and business professionals ready to buy technology products and services, and provide a commercial opportunity for attendees to interact with this audience. Gartner Symposium, offered each spring and fall in various international locations, is a large, strategic conference for senior IT and business professionals. Symposium is combined with ITxpo, an exhibition where the latest technology products and solutions are demonstrated. We also offer conferences on specialized topics such as security, outsourcing, wireless technology and the impact of IT on the public sector, utilities, media and financial services industries in many locations around the world.

Note 14 – Segment Information in the Notes to the Consolidated Financial Statements contained within this Form 10-K includes financial information about our geographic areas and our three business segments: Research, Consulting and Events.
COMPETITION
We believe that the principal competitive factors that differentiate us from our competitors are:
•	Superior IT Research Content — We believe that we create the broadest, highest quality and most relevant research coverage of the IT industry. Our research analysis generates unbiased IT research that we believe is timely, thought-provoking and comprehensive, and that is known for its high quality, independence and objectivity.
•	Our Leading Brand Name — For more than a quarter of a century, we have been providing critical, trusted insight under the Gartner name.
•	Our Global Footprint and Established Customer Base — We have a global presence with operations in over 75 countries on six continents. Sales outside of North America accounted for approximately 40% of our 2006 revenues.
•	Substantial Operating Leverage in Our Business Model — We have the ability to distribute our intellectual property and expertise across multiple platforms, including research publications, consulting engagements, conferences and executive programs, to derive incremental revenues and profitability.
•	Experienced Management Team — Our management team is composed of IT research veterans and experienced industry executives.
Nothwithstanding these differentiating factors, we face competition from a significant number of independent providers of information products and services. We compete indirectly against consulting firms and other information providers, including electronic and print media companies. These indirect competitors could choose to compete directly with us in the future. Additionally, we face competition from free sources of information that are available to our clients through the Internet. Limited barriers to entry exist in the markets in which we do business. As a result, new competitors may emerge and existing competitors may start to provide additional or complementary services. However, we believe the breadth and depth of our research assets position us well versus our competition. Increased competition may result in us losing market share, diminished value in our products and services, reduced pricing, and increased sales and marketing expenditures.
INTELLECTUAL PROPERTY
Our success has resulted in part from proprietary methodologies, software, reusable knowledge capital and other intellectual property rights. We rely on a combination of copyright, patent, trademark, trade secret, confidentiality, non-compete and other contractual provisions to protect our intellectual property rights. We have policies related to confidentiality, ownership and the use and protection of Gartner’s intellectual property, and we also enter into agreements with our employees as appropriate that protect our intellectual property.
We recognize the value of our intellectual property in the marketplace and vigorously identify, create and protect it. Additionally, we actively monitor and enforce contract compliance by our end users.
EMPLOYEES
As of December 31, 2006, we had 3,784 employees, of which 642 were located at our headquarters in Stamford, Connecticut; 1,581 were located at our other facilities in the United States; and 1,561 were located outside of the United States. Our employees may be subject to collective bargaining agreements at a company or industry level in those countries where this is part of the local labor law or practice. We have experienced no work stoppages and consider our relations with our employees to be favorable.
AVAILABLE INFORMATION
Our Internet address is www.gartner.com and the investor relations section of our Web site is located at www.investor.gartner.com. We make available free of charge, on or through the investor relations section of our Web site, printable copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).
Also available at www.investor.gartner.com , under the “Corporate Governance” link, are printable and current copies of our (i) CEO & CFO Code of Ethics which applies to our Chief Executive Officer, Chief Financial Officer, controller and other financial managers, (ii) Code of Business Conduct, which applies to all Gartner officers, directors and employees, (iii) Principles of Ethical Conduct which applies to all Gartner employees, (iv) Board Principles and Practices, the corporate governance principles that have been adopted by our Board and (v) charters for each of the Board’s standing committees: Audit, Compensation and Governance/Nominating. This information is also available in print to any shareholder who makes a written request to Investor Relations, Gartner, Inc., 56 Top Gallant Road, P.O. Box 10212, Stamford, CT 06904-2212.

ITEM 1A. RISK FACTORS
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
Our revenues and results of operations are influenced by economic conditions in general and more particularly by business conditions in the IT industry. A general economic downturn or recession, anywhere in the world, could negatively affect demand for our products and services and may substantially reduce existing and potential client information technology-related budgets. Such a downturn could materially and adversely affect our business, financial condition and results of operations, including the ability to maintain client retention, wallet retention and consulting utilization rates, and achieve contract value and consulting backlog growth.
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
A large portion of our success depends on our ability to generate renewals of our subscription-based research products and services and new sales of such products and services, both to new clients and existing clients. These products and services constituted 54% and 53% of our revenues for 2006 and 2005, respectively. If we are not able to renew at historical rates, and do not generate new sales in an amount sufficient to account for the shortfall arising from a decrease in renewals, our revenues will be negatively affected.
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

Additionally, as we implement our strategy to realign our business to client needs, we may shift the type and pricing of our products which may impact client renewal rates. While research client retention rates were 81% at both December 31, 2006 and 2005, respectively, there can be no guarantee that we will continue to maintain this rate of client renewals.
Generating new sales of our subscription based products and services, both to new and existing clients, is often a time consuming process. If we are unable to generate new sales, due to competition or other factors, our revenues will be adversely affected.
We depend on non-recurring consulting engagements and our failure to secure new engagements could lead to a decrease in our revenues.
Consulting segment revenues constituted 29% and 30% of our revenues for 2006 and 2005, respectively. These consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including the following:
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
Approximately 40% of our revenues for 2006 and 38% for 2005 were derived from sales outside of North America. As a result, our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in foreign currency exchange rates, changes in market demand as a result of tariffs and other trade barriers, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, differences between U.S. and foreign tax rates, and the difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights in international jurisdictions. Furthermore, we rely on local distributors or sales agents in some international locations. If any of these arrangements are terminated by our agent or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients of the local distributor or sales agent may not want to continue to do business with us or our new agent.

The costs of servicing our outstanding debt obligations could impair our future operating results.
In January 2007, we refinanced our debt and we now have a $180.0 million term loan as well as a $300.0 million revolving credit facility (which we can increase to $400.0 million). The affirmative, negative and financial covenants of the credit facility could limit our future financial flexibility. The associated debt service costs of these facilities could impair our future operating results. The outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital.
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
ValueAct Capital Master Fund L.P. and affiliates (“ValueAct”) owned approximately 19.9% of our common stock as of December 31, 2006, while Silver Lake Partners, L.P. and affiliates (“Silver Lake”) owned approximately 12.7% on the same date. While neither Silver Lake nor ValueAct individually holds a majority of our outstanding shares, they may be able, either individually or together, to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. Their interests may differ from the interests of other stockholders. Additionally, representatives of Silver Lake and ValueAct in the aggregate presently hold three seats on our Board of Directors.

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
Sales of a substantial number of shares of common stock in the public market by our current stockholders, or the threat that substantial sales may occur, could cause the market price of our common stock to decrease significantly or make it difficult for us to raise additional capital by selling stock. Furthermore, we have various equity incentive plans that provide for awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards. As of December 31, 2006, the aggregate number of shares of our common stock issuable pursuant to outstanding grants awarded under these plans was approximately 23.9 million shares (approximately 9.1 million of which have vested). In addition, approximately 10.5 million shares may be issued in connection with future awards under our equity incentive plans. Shares of common stock issued under these plans are freely transferable without further registration under the Securities Act of 1933, as amended (the “Securities Act”), except for any shares held by an affiliate (as that term is defined in Rule 144 under the Securities Act). We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.
ITEM 2. PROPERTIES.
Our corporate headquarters is located in approximately 213,000 square feet of leased office space in three buildings located in Stamford, Connecticut, USA. These facilities accommodate research and analysis, marketing, sales, client support, production, and corporate administration. The leases on these facilities expire in 2010 but the leases do contain renewal options. We have a significant presence in the United Kingdom with approximately 72,000 square feet of leased office space in two buildings located in Egham, UK, for which the leases expire in 2020 and 2025, respectively. We have an additional 20 domestic and 44 international locations that support our research and analysis, domestic and international sales efforts, and other functions. We continue to constantly assess our space needs as our business changes, but we believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.
ITEM 3. LEGAL PROCEEDINGS.
The Company received Examination Reports from the Internal Revenue Service (“IRS”) in October 2005 and October 2006 in connection with audits of the Company’s federal income tax returns for the tax years ended September 30, 1999 through December 31, 2004. The IRS proposed adjustments relating primarily to the valuation of intangible assets licensed by Gartner to a foreign subsidiary and the calculation of payments made pursuant to a cost sharing arrangement between Gartner and a foreign subsidiary. Gartner appealed the initial findings and has reached an agreement on the issues with the IRS Appeals Office. With respect to the audits, the Company had recorded provisions in prior periods based on estimates of the amount for which the claim would be settled. Based on the outcome of our negotiations, we released reserves and recorded a benefit of $1.5 million in 2006. The Company is considering the future impact of the settlement of the IRS examination in connection with the implementation of FASB Interpretation No. 48 as described in Recently Issued Accounting Standards below.
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
Our 2007 Annual Meeting of Stockholders will be held on June 5, 2007 at the Company’s offices in Stamford, Connecticut.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
As of January 31, 2007, there were approximately 2,900 holders of record of our common stock, which trades on the New York Stock Exchange under the symbol IT. The following table sets forth the high and low sale prices for our common stock as reported on the New York Stock Exchange for the periods indicated:

	2006		2005
	High	Low	High	Low

Quarter ended March 31	$14.62	$12.66	$12.68	$9.05
Quarter ended June 30	16.63	12.65	11.29	8.06
Quarter ended September 30	17.73	12.80	11.83	10.11
Quarter ended December 31	21.40	17.12	14.16	11.02
DIVIDEND POLICY
We currently do not pay cash dividends on our common stock. While subject to periodic review, the current policy of our Board of Directors is to retain all earnings primarily to provide funds for continued growth. Our Credit Agreement, dated as of January 31, 2007, contains a negative covenant which may limit our ability to pay dividends. In addition, our Amended and Restated Security Holders Agreement with Silver Lake requires us to obtain Silver Lake’s consent prior to declaring or paying dividends.
The equity compensation plan information set forth in Part III, Item 12 of this Form 10-K is hereby incorporated by reference into this Part II, Item 5.
SHARE REPURCHASES
The following table provides detail related to repurchases of our common stock in the fourth quarter of 2006. All shares purchased were added to treasury stock. With the exception of the Company’s repurchase in December 2006 of 10,389,610 shares directly from Silver Lake, all repurchases were made pursuant to a publicly announced share repurchase program authorized in October 2005 that provided $100.0 million to be used to repurchase shares of common stock in the open market from time to time. This program was suspended and terminated in December 2006 in connection with the Silver Lake transaction, and has been superseded by a $200.0 million share repurchase program that was authorized by the Board of Directors in February 2007. All open market purchases were made by brokers pursuant to purchase programs that complied with Rules 10b5-1 and 10b-18 under the Exchange Act.

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
	Shares Purchased	Paid Per Share	Programs	Plans or Programs
Period	(#)	($)	(#)	($ 000’s)

October	—	—	—	36,905
November	772,600	19.41	772,600	21,906
December (1)	10,502,910	19.25	113,300	19,711
Total fourth quarter 2006	11,275,510	19.26	885,900	0

(1)	Includes the Company’s purchase of 10,389,610 shares of its common stock directly from Silver Lake at $19.25 per share, for a total aggregate purchase price of $200.0 million. This purchase was outside of the Company’s publicly announced $100.0 million repurchase program and was approved separately by the Board of Directors of the Company.

COMPARISON OF TOTAL CUMULATIVE SHAREHOLDER RETURN
The following graph compares the cumulative 63 - month total return on our common stock to the performance of Standard & Poors Midcap 400 Index and a Peer Group Index for the same period.
Our Peer Group consists of The Corporate Executive Board Company and Forrester Research Inc. These companies represent the most significant publicly traded companies that we believe compete with us in our most important line of business: independent IT research and analysis. To our knowledge, there are no publicly traded information technology research companies that also compete with us in our consulting and events businesses.
The graph tracks the performance of a $100 investment in our common stock in the Peer Group and the S & P Midcap 400 Index (with the reinvestment of all dividends) from 9/30/2001 to 12/31/2006. In 2003, Gartner changed its fiscal year-end from September 30 to December 31.
The comparisons in the graph are provided in response to SEC disclosure requirements and are not intended to forecast or be indicative of the future.

	9/01	9/02	12/03	12/04	12/05	12/06

Gartner, Inc.	100.00	89.50	124.97	137.68	142.54	218.67
S & P Midcap 400	100.00	95.30	136.79	159.34	179.34	197.85
Peer group	100.00	103.79	158.10	215.41	281.68	291.93

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The fiscal years presented below are for the respective twelve-month period from January 1 through December 31. For the years ended and as of December 31, 2006, 2005, 2004 and 2003, the information was derived or compiled from our audited consolidated financial statements included herein or in submissions of our Form 10-K in prior years. Effective January 1, 2003, we changed our fiscal year-end from September 30 to December 31. As a result, the 2002 data has been derived from our fiscal year ended September 30, 2002, adjusted for certain transition and quarterly data. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes contained in this Form 10-K.

(In thousands, except per share data)	2006	2005	2004	2003	2002

STATEMENT OF OPERATIONS DATA
Revenues:
Research	$571,217	$523,033	$480,486	$466,907	$486,967
Consulting	305,231	301,074	259,419	258,628	276,059
Events	169,434	151,339	138,393	119,355	109,694
Other	14,439	13,558	15,523	13,556	14,873

Total revenues	1,060,321	989,004	893,821	858,446	887,593
Operating income	103,250	25,280	42,659	47,333	49,541
Income (loss) from continuing operations	58,192	(2,437)	16,889	23,589	15,118
Net income (loss)	$58,192	$(2,437)	$16,889	$23,589	$15,118

PER SHARE DATA

Basic income (loss) per share:	$0.51	$(0.02)	$0.14	$0.26	$0.18

Diluted income (loss) per share:	$0.50	$(0.02)	$0.13	$0.25	$0.18

Weighted average shares outstanding
Basic	113,071	112,253	123,603	91,123	83,329
Diluted	116,203	112,253	126,326	92,579	85,040

OTHER DATA
Cash, cash equivalents and marketable equity securities	$67,801	$70,282	$160,126	$229,962	$109,657
Total assets	1,039,793	1,026,617	861,194	918,732	808,909
Long-term debt	150,000	180,000	150,000	—	351,539
Stockholders’ equity (deficit)	26,318	146,588	130,048	374,790	(29,408)

The following items impact the comparability of our consolidated data from continuing operations:
•	The results of META, which we acquired on April 1, 2005, are included in our consolidated results beginning on that date.
•	We repurchased 14.9 million, 0.8 million, 26.6 million, 5.0 million, and 1.4 million of our common shares in 2006, 2005, 2004, 2003, and 2002, respectively.
•	In 2003 our long-term debt was converted into equity.
•	We recorded $16.7 million of pre-tax stock compensation expense in 2006 under Statement of Financial Accounting Standards 123(R), “Share-Based Payment.” We adopted this statement on January 1, 2006, under the modified prospective transition method.
•	During 2006 and 2005 we recorded $1.5 million and $15.0 million, respectively, in pre-tax charges related to the integration of META.
•	Other charges, which included costs for severance, excess facilities, and other items, on a pre-tax basis, of $0 in 2006, $29.2 million in 2005, $35.8 million in 2004, $29.7 million in 2003, and $49.4 million in 2002.
•	Pre-tax goodwill impairment charges of $2.7 million in 2004. In the same year, $3.1 million of pre-tax foreign currency charges related to the closing of certain operations in South America.
•	Pre-tax charges for the impairment of investments of $5.3 million in 2005, $3.0 million in 2004, $0.9 million for 2003, and $4.2 million for 2002.
•	Pre-tax losses (gains) on investments or assets and associated insurance claims of $(0.5) million in 2005, $5.5 million in 2003, and $0.5 million in 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
FORWARD-LOOKING STATEMENTS
In addition to historical information, this Annual Report contains forward-looking statements. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expect,” “should,” “could,” “believe,” ‘plan,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under Part 1, Item 1A, Risk Factors. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers should review carefully any risk factors described in our reports filed with the SEC.
OVERVIEW
Gartner, Inc. is a leading research and advisory firm that helps executives use technology to build, guide and grow their enterprises. We offer independent and objective research and analysis on the information technology, computer hardware, software, communications and related technology industries. We provide comprehensive coverage of the IT industry to approximately 10,000 client organizations, including approximately 400 Fortune 500 companies, across 75 countries. Our client base consists primarily of CIOs and other senior IT and business executives from a wide variety of enterprises, government agencies and the investment community.
We employ a diversified business model that utilizes and leverages the breadth and depth of our research intellectual capital while enabling us to maintain and grow our market-leading position and brand franchise. The foundation for our business model is our ability to create and distribute our unique, proprietary research content as broadly as possible via:
•	published reports and briefings,

•	consulting and advisory services, and

•	hosting symposia, conferences and exhibitions.
In early 2005, we undertook an initiative to better utilize the intellectual capital associated with our core research product. Our diversified business model provides multiple entry points and synergies that facilitate increased client spending on our research, consulting and events. A critical part of our long-term strategy is to increase business volume with our most valuable clients, identifying relationships with the greatest sales potential and expanding those relationships by offering strategically relevant research and analysis. We also seek to extend the Gartner brand name to develop new client relationships, and augment our sales capacity and expand into new markets around the world. In addition, we seek to increase our revenue and operating cash flow through more effective pricing of our products and services. These initiatives have created additional revenue streams through more effective packaging, campaigning and cross-selling of our products and services.
We intend to maintain a balance between (1) pursuing opportunities and applying resources with a strict focus on growing our three core businesses and (2) generating profitability through a streamlined cost structure.
We have three business segments: Research, Consulting and Events.
•	Research provides insight for CIOs, IT professionals, technology companies and the investment community through reports and briefings, access to our analysts, as well as peer networking services and membership programs designed specifically for CIOs and other senior executives.
•	Consulting consists primarily of consulting, measurement engagements and strategic advisory services (paid one-day analyst engagements) (“SAS”), which provide assessments of cost, performance, efficiency and quality focused on the IT industry.
•	Events consists of various symposia, conferences and exhibitions focused on the IT industry.
We believe the following business measurements are important performance indicators for our business segments:

BUSINESS SEGMENT	BUSINESS MEASUREMENTS

Research	Contract value represents the value attributable to all of our subscription-related research products that recognize revenue on a ratable basis. Contract value is calculated as the annualized value of all subscription research contracts in effect at a specific point in time, without regard to the duration of the contract.

Client retention rate represents a measure of client satisfaction and renewed business relationships at a specific point in time. Client retention is calculated on a percentage basis by dividing our current clients, who were also clients a year ago, by all clients from a year ago.

Wallet retention rate represents a measure of the amount of contract value we have retained with clients over

BUSINESS SEGMENT	BUSINESS MEASUREMENTS

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

Average annualized revenue per billable headcount represents a measure of the revenue generating ability of an average billable consultant and is calculated periodically by multiplying the average billing rate per hour times the utilization percentage times the billable hours available for one year.

Events	Number of events represents the total number of hosted events completed during the period.

Number of attendees represents the number of people who attend events.
EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION
Our 2006 results continue to reflect our focused execution on our strategy to grow our research business and improve our operational margins.
We continue to invest in our sales capability, and our sales force of 663 associates is up approximately 21% from the prior year. The Research segment benefited strongly from this investment, with revenue up 9% in 2006, to $571.2 million from $523.0 million in 2005. Contract value at December 31, 2006 was the highest in the Company’s history, at $640.3 million, up 11% over the prior year excluding the impact of foreign currency. Contract value has now increased for 12 consecutive quarters. Both our research client retention rate and wallet retention remained strong at year-end 2006, at 81% and 96%, respectively.
Revenue from our Consulting segment was $305.2 million in 2006, up 1% compared to the prior year. Consulting backlog at December 31, 2006 was $109.8 million, up about 2% from September 30, 2006, but down about 8% from December 31, 2005. The consultant utilization rate increased 2 points, to 64% in 2006 from 62% in 2005. Both the average hourly billing rate and the average annualized revenue per billable headcount remained strong. Billable headcount was down about 2% from the prior year, reflecting our planned focus on operational effectiveness over growth.
Our Events segment continues to deliver strong revenue growth. Our continuing emphasis on managing the Events portfolio to retain successful events and introduce promising new events continues to yield increasing revenue performance. Revenue for this segment in 2006 was up 12% over the prior year, with increases in both our on-going events and new events. We held 74 events in 2006 compared to 70 in the prior year period and had an overall increase in attendance of 17%.
For a more detailed discussion of our segment results, see Segment Results below.
We also continue our focus on enhancing shareholder value through the continued evolution of our capital structure. During 2006, we repurchased 15.8 million shares of our common stock through both open market purchases and direct share repurchases from Silver Lake. In addition, in January 2007 we closed on a new credit facility which increased our total debt capacity to $480.0 million, and in February 2007 our Board of Directors approved a new $200.0 million share buyback program.
On January 1, 2006, we adopted the new accounting rule for stock-based compensation, SFAS No. 123(R), and as a result we are now recording compensation expense for all stock-based compensation awards granted to employees. The Company awards stock-based compensation as an incentive for employees to contribute to our long-term success and to better align the interests of our employees and our shareholders.
We had net income of $58.2 million in 2006, or $0.50 per diluted share, compared to a loss of $(0.02) per diluted share for the prior year period, and we ended the year with $67.8 million of cash.
FLUCTUATIONS IN QUARTERLY OPERATING RESULTS
Our quarterly and annual revenue, operating income, and cash flow fluctuate as a result of many factors, including: the timing of Symposium, our flagship event that normally occurs during the fourth calendar quarter, and other events; the amount of new business generated; the mix of domestic and international business; changes in market demand for our products and services; changes in foreign currency rates; the timing of the development, introduction and marketing of new products and services; and competition in the industry. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results.
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
Revenue recognition — We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), and SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Revenue by significant source is accounted for as follows:
•	Research revenues are derived from subscription contracts for research products. Revenues from research products are deferred and recognized ratably over the applicable contract term;

•	Consulting revenues are generated from fixed fee and time and material engagements. Revenue from fixed fee contracts is recognized on a percentage of completion basis. Revenues from time and materials engagements is recognized as work is delivered and/or services are provided;

•	Events revenues are deferred and recognized upon the completion of the related symposium, conference or exhibition;

•	Other revenues consist primarily of fees from research reprints and software licensing. Reprint fees are recognized when the reprint is shipped. Fees from software licensing are recognized when a signed non-cancelable software license exists, delivery has occurred and collection is probable, and the fees are fixed or determinable;

•	The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that have a 30-day cancellation clause, but have not produced material cancellations to date. It is our policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue, since the contract represents a legally enforceable claim. For those government contracts that permit termination, we bill the client the full amount billable under the contract but only record a receivable equal to the earned portion of the contract. In addition, we only record deferred revenue on these government contracts when cash is received. Deferred revenues attributable to government contracts were $47.9 million and $41.7 million at December 31, 2006 and December 31, 2005, respectively. In addition, at December 31, 2006 and December 31, 2005, we had not recognized uncollected receivables or deferred revenues, relating to government contracts that permit termination, of $9.6 million and $7.1 million, respectively.
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

	December 31,
	2006	2005

Total fees receivable	$337,083	$321,095
Allowance for losses	(8,700)	(7,900)

Fees receivable, net	$328,383	$313,195

Impairment of goodwill and other intangible assets — The evaluation of goodwill is performed in accordance with Statement of Financial Accounting Standards No. 142, — “Goodwill and Other Intangible Assets” (”SFAS 142”). Among other requirements, this standard eliminated goodwill amortization upon adoption and requires ongoing annual assessments of goodwill impairment. The evaluation of other intangible assets is performed on a periodic basis. These assessments require management to estimate the fair values of our reporting units based on estimates of future business operations and market and economic conditions in developing long-term forecasts. If we determine that the fair value of any reporting unit is less than its carrying amount, we must recognize an impairment charge, for the associated goodwill of that reporting unit, to earnings in our financial statements. Goodwill is evaluated for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger a review for impairment include the following:
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
Accounting for income taxes — As we prepare our consolidated financial statements, we estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating our current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We record a valuation allowance to reduce our deferred tax assets when future realization is in question. We consider the availability of loss carryovers, existing deferred tax liabilities, future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged against income in the period such determination was made.
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
In October 2005 and October 2006 we received IRS Examination Reports showing proposed changes that primarily relate to the valuation of intangible assets licensed to a foreign subsidiary and the calculation of payments under a cost sharing arrangement. The Company appealed the initial findings and has reached an agreement on the issues with IRS Appeals Office. See Item 3. Legal Proceedings for additional information
Accounting for stock-based compensation — On January 1, 2006, we adopted Statement of Financial Accounting Standards 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”). Effective with the adoption of SFAS No. 123(R), the Company is recognizing stock-based compensation expense, which is based on the fair value of the award on the date of grant, over the related service period, net of estimated forfeitures (See Note 10 — Stock-Based Compensation in the Notes to the Consolidated Financial Statements).
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
Contingencies and other loss reserves and accruals — We record accruals for severance costs, lease costs associated with excess facilities, contract terminations and asset impairments as a result of actions we undertake to streamline our organization, reposition certain businesses and reduce ongoing costs. Estimates of costs to be incurred to complete these actions, such as future lease payments, sublease income, the fair value of assets, and severance and related benefits, are based on assumptions at the time the actions are initiated. To the extent actual costs differ from those estimates, reserve levels may need to be adjusted. In addition, these actions may be revised due to changes in business conditions that we did not foresee at the time such plans were approved. During 2005 we revised our previous estimate for costs and losses associated with excess facilities and we recorded a charge of approximately $8.2 million, primarily due to a reduction of office space in San Jose, California, where we consolidated employees from two buildings into one. The charge is included in Other charges. Additionally, we record accruals for estimated incentive compensation costs during each year. Amounts accrued at the end of each reporting period are based on our estimates and may require adjustment as the ultimate amount paid for these incentives are sometimes not known until after year end.
RESULTS OF OPERATIONS
2006 VERSUS 2005
revenues increased 7% or $71.3 million, to $1,060.3 million in 2006 from $989.0 million in 2005.

•	Research revenues increased 9% in 2006 to $571.2 million, compared to $523.0 million in 2005, and comprised approximately 54% and 53% of total revenues in 2006 and 2005, respectively.
•	Consulting revenues in 2006 of $305.2 million were up 1% compared to the $301.1 in 2005, and comprised approximately 29% and 30% of total revenues in 2006 and 2005, respectively.
•	Events revenues were $169.4 million in 2006, an increase of 12% from the $151.3 million in 2005, and comprised approximately 16% and 15% of total revenues in 2006 and 2005, respectively.
•	Other revenues, consisting principally of reprint and software licensing fees, increased 6%, to $14.4 million in 2006 from $13.6 million in 2005.
Excluding the impact of foreign currency translation, total revenues for 2006 would have increased slightly less than 7%. See the Segment Results section below for a further discussion of segment revenues. Gartner acquired META on April 1, 2005, and as a result Gartner’s first quarter of 2005 operating results did not contain META. Because META has been completely integrated into Gartner, we cannot approximate the impact on our 2006 results from the acquisition.
Revenues increased in all regions. Revenues from sales to United States and Canadian clients increased 3% to $631.3 million in 2006 from $611.0 million in 2005. Revenues from sales to clients in Europe, the Middle East and Africa (“EMEA”) increased 14% to $337.7 million in 2006 from $296.7 million in 2005. Revenues from sales to clients in other international regions increased 12%, to $91.3 million in 2006 from $81.3 million in 2005.
Cost of services and product development expense increased $18.7 million, or 4%, to $505.3 million in 2006 from $486.6 million in 2005. Excluding the effects of foreign currency translation, Cost of services and product development expense would have increased 3% for the twelve months ended December 31, 2006.
The 4% year-over-year increase in Cost of services and product development expense was primarily due to charges of $8.0 million for stock-based compensation under SFAS No. 123(R), approximately $6.0 million of incremental delivery costs associated with continued growth in our Events business, the inclusion of a full year of salary and benefit expense for former META employees in 2006 compared to nine months in 2005, and higher compensation costs related to merit salary increases. The Company adopted SFAS No. 123(R) on January 1, 2006 under the modified prospective transition method, so the prior year excludes such charges. In addition to these expense increases, Cost of services and product development expense for 2005 benefited from the reversal of $2.1 million of prior year’s bonus accruals. For 2006 and 2005, Cost of services and product development expense as a percentage of sales was 48% and 49%, respectively.
Selling, general and administrative expenses (“SG&A”) increased 5%, or $18.8 million, to $416.1 million in 2006 from $397.3 million in 2005. Excluding the effects of foreign currency translation, SG&A expense would have increased by 4% year-over-year.
The 5% increase in SG&A expense on a year-to-date basis resulted primarily from increased investment in our sales organization. We now have 663 sales associates, a 21% increase over the prior year, which added approximately $18.0 million of costs. Also contributing to the increase were charges of $8.7 million for stock-based compensation under SFAS No. 123(R), and increased recruiting and relocation expenses. Offsetting these increases were reductions in a number of G&A expense categories, to include consulting, travel, facilities, and fulfillment. In addition, SG&A expense in 2005 benefited from the reversal of $0.8 million of prior year’s bonus accruals.
Depreciation expense for 2006 decreased 8%, to $23.4 million, compared to $25.5 million for 2005. The reduction is due to a decline in capital spending in both the current and prior periods, reflecting our focus on disciplined capital spending on projects that support our strategic initiatives.
Amortization of intangibles was $10.7 million for 2006 and $10.2 million in 2005. Of the $25.6 million of intangibles we recorded related to META, both the intellectual property and database intangibles are now fully amortized, with $5.0 million in customer relationship intangibles remaining to be amortized.
meta integration charges were $1.5 million and $15.0 million for 2006 and 2005, respectively. These expenses were primarily for severance, and for consulting, accounting, and tax services, related to our integration of META. The Company will not record any additional META integration charges in 2007 or later.
other charges were zero in 2006 and $29.1 million in 2005. The 2005 charges consisted of $10.6 million of employee severance costs, $8.2 million of charges mostly related to excess office space, $6.0 million related to an option buyback, and $4.3 million primarily for restructuring in our international operations.
loss on investments, net was zero and $5.8 million for 2006 and 2005, respectively. The 2005 loss was primarily due to the writedown of an investment in a venture capital fund to its net realizable value. The investment was sold in late 2005 at book value. As of December 31, 2006, we had approximately $0.3 million of investments.

interest expense, net was $16.6 million and $11.1 million for 2006 and 2005, respectively, a $5.5 million increase. The increase was primarily related to an increase in rates and an increase in the amount of debt outstanding, and to a lesser extent higher amortization and writeoff of debt issue costs. The weighted-average interest rate on our debt was 6.3% in 2006 compared to 4.9% in the prior year. In addition, the weighted-average debt outstanding was about $5.0 million higher in 2006 compared to 2005.
other expense, net for both 2006 and 2005 consists primarily of net foreign currency exchange gains and losses.
provision (benefit) for income taxes was $27.7 million for 2006 compared to $7.9 million for 2005. The effective tax rate was 32.2% and 144.8% for 2006 and 2005, respectively. The lower effective tax rate in 2006 as compared to 2005 is attributable to several items. The most significant of those items include the following: (a) the Company generated more income in low tax jurisdictions in 2006 as compared to 2005, and (b) 2006 included a significant decrease in valuation allowances for state and local net operating losses due to expected utilization as a result of legal entity restructuring while 2005 included a significant increase in valuation allowances for foreign tax credits. The impact of these items is partially offset by: (a) benefits taken to reduce overall tax expense in 2005 relating to repatriated earnings, no such items occurred in 2006, (b) larger benefits taken in 2005 as compared to 2006 for foreign tax credits generated, and (c) an overall increase in reserve needs in 2006 as compared to an overall decrease in 2005. Note that the impact of the various positive and negative adjustments is amplified by lower pretax book income in 2005 as compared to 2006.
In March 2005, we repatriated approximately $52.0 million in cash from our non-US subsidiaries. Also in 2005, we took into account technical corrections issued by the Treasury Department related to repatriating earnings under the American Jobs Creation Act (AJCA). As a result of favorable provisions in the technical corrections, we realized a tax benefit of $3.6 million in 2005 that reduced the cumulative charge on the repatriated earnings to $1.4 million. In addition, as a consequence of the application of the technical corrections, we re-evaluated our ability to use foreign tax credits in the future and took a charge of $2.5 million to re-establish valuation allowance for foreign tax credits that will more likely than not expire unused. Upon filing our 2005 income tax return in 2006, the Company determined that it would be more beneficial not to avail itself of the provision of the AJCA with respect to the taxation of the repatriation. Therefore, the repatriation was partially taxed as an ordinary dividend and partially as a tax-free return of capital under existing tax law.
Excluding the impact of SFAS No. 123(R), amortization of certain intangibles acquired as part of the META acquisition and various META integration charges, the effective tax rate was 32.4% for 2006. Excluding the impact of the amortization of certain intangibles acquired as part of the META acquisition, various META integration charges and certain one-time charges for facility closures and capital asset impairments, the effective tax rate was 36.6% for 2005, respectively. The lower effective tax rate in 2006 as compared to 2005 is attributable to several items. The most significant of those items include the following: (a) the Company generated more income in low tax jurisdictions in 2006 as compared to 2005, and (b) 2006 included a significant decrease in valuation allowances for state and local net operating losses while 2005 included a significant increase in valuation allowances for foreign tax credits. The impact of these items is partially offset by (a) benefits taken to reduce overall tax expense in 2005 relating to repatriated earnings, no such items occurred in 2006, (b) larger benefits taken in 2005 as compared to 2006 for foreign tax credits generated, and (c) an overall increase in reserve needs in 2006 as compared to an overall decrease in 2005. Note that the impact of the various positive and negative adjustments is amplified by lower pretax book income in 2005 as compared to 2006.
2005 VERSUS 2004
revenues increased 11%, or $95.2 million, to $989.0 million during 2005 from $893.8 million during 2004.
•	Research revenues increased 9% in 2005 to $523.0 million, compared to $480.5 million in 2004, and comprised approximately 53% and 54% of total revenues in 2005 and 2004, respectively.
•	Consulting revenues in 2005 of $301.1 million were up 16% compared to the $259.4 in 2004, and comprised approximately 30% and 29% of total revenues in 2005 and 2004, respectively.
•	Events revenues were $151.3 million in 2005, an increase of 9% from the $138.4 million in 2004, and comprised approximately 15% of total revenues in both periods.
•	Other revenues, consisting principally of reprint and software licensing fees, decreased 13% to $13.6 million in 2005 from $15.5 million in 2004.
The effects of foreign currency translation had approximately a $1.1 million negative effect on total revenues for 2005 compared to 2004, while the META purchase added approximately $50.0 million of revenue. Excluding the effects of foreign currency translation and the META acquisition, revenues would have increased approximately 5% year-over-year. See the Segment Results section below for a further discussion of segment revenues.
Revenues increased in all regions. Revenues from sales to United States and Canadian clients increased 9% to $611.0 million in 2005 from $559.4 million in 2004. Revenues from sales to clients in Europe, the Middle East and Africa (“EMEA”) increased 13% to $296.7 million in 2005 from $263.0 million in 2004. Revenues from sales to clients in other international regions increased 14% to $81.3 million in 2005 from $71.4 million in 2004.

Cost of services and product development expense increased $52.1 million, or 12%, to $486.6 million in 2005 from $434.5 million in 2004, with foreign currency translation having a negligible impact. The increase in Cost of services and product development expense on a year-to-date basis resulted primarily from an increase in salary and benefits expense of approximately $33.5 million, primarily driven by the addition of 140 people related to the META purchase, and higher bonus expense and sales commissions of $14.2 million and $5.0 million, respectively. The increase in bonus expense reflects the Company’s decision to restore bonus payouts to a competitive level. In addition, we had $5.3 million of higher conference expenses related to an increase in the number of events and attendees.
Cost of services and product development expense in 2005 benefited by the reversal of $2.1 million of prior years’ bonus accruals. Additionally, Cost of services and product development expense during 2004 benefited by the reversal of $3.5 million of prior years’ incentive compensation program accruals. For 2005 and 2004, Cost of services and product development expense as a percentage of sales was 49% for both periods.
Selling, general and administrative expense increased $47.4 million, or 14%, to $397.3 million in 2005 from $349.8 million in 2004, with foreign currency translation having a negligible impact. The increase in SG&A expense on a year-to-date basis was primarily driven by our continued investment in our sales organization. We added over 110 new sales associates in 2005, which includes 80 from META. We added 111 people related to the META purchase, including the 80 sales associates, accounting for approximately $10.7 million of the increase. In addition to the $10.7 million increase attributable to META, other salary and benefit increases totaled $12.1 million, while bonus expense and sales commissions increased by $6.9 million and $7.0 million, respectively. Also, we had approximately $16.4 million of additional external consulting, facilities, outsourcing, and other charges. These charges were offset by the favorable impact of approximately $4.4 million of lower costs, primarily marketing, and production. SG&A expense in 2005 benefited by the reversal of $0.9 million of prior years’ incentive compensation program accruals. During 2004, SG&A expense benefited by the reversal of $3.3 million of prior year’s incentive compensation program accruals. During 2004 the Company reduced its allowance for doubtful accounts by $3.7 million as a result of increased collections and a decline in write-offs.
Depreciation expense for 2005 decreased 8% to $25.5 million, compared to $27.6 million for 2004. The reduction is due to a decline in capital spending, reflecting our disciplined capital spending on projects that support our strategic initiatives.
Amortization of intangibles increased to $10.2 million in 2005 from $0.7 million in the prior year due to the amortization of the $25.6 million of intangibles acquired in the META acquisition.
goodwill impairments were $2.7 million in 2004, reflecting the write-off of $0.7 million of goodwill related to the closing of certain operations in Latin America and $2.0 million related to the exit from certain non-core product lines.
meta integration charges was $15.0 million in 2005. These expenses were primarily for severance, and for consulting, accounting, and tax services, related to our integration of META.
other charges during 2005 were $29.2 million, which includes $10.7 million related to workforce reductions, $6.0 million for an option buyback, $8.2 million related to a reduction in office space, and $4.3 million of other charges. The Company severed a total of 150 employees in 2005 and estimates the annualized savings from the termination of these employees to be approximately $15.2 million. The Company has reinvested a significant portion of these savings into improving its products, processes, and infrastructure to help drive future growth.
Other charges during 2004 were $35.8 million. Included in this amount was $29.7 million related to severance and benefits for approximately 200 employees. During 2004, the Company also revised its estimate of previously recorded costs and losses associated with excess facilities and recorded $2.3 million of additional provisions. The revised estimate was due to a decline in market lease rates for expected subleases, as well as a reduction in estimated periods of subleases. The Company also recorded charges in 2004 of $1.9 million related to the restructuring of certain internal systems, and $1.8 million for charges related to the exit from certain international and other non-core operations.
loss on investments, net was $5.8 million and $3.0 million for 2005 and 2004, respectively. These losses were primarily for writedowns of the Company’s investments in venture capital funds.
other expense, net for 2005 of $2.9 million consists primarily of net foreign currency exchange gains and losses. Other (expense), net of $3.9 million in 2004 includes the non-cash write-off of $3.1 million of accumulated foreign currency translation adjustments associated with certain of our operations in South America that we closed. As a result of this decision we were required to reclassify these currency adjustments that have been accumulated within equity to earnings, in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation.”
provision for income taxes was 144.8% and 51.0% of income before income taxes for 2005 and 2004, respectively. The increase in the effective tax rate for 2005, as compared to that of 2004, is principally due to the fact that the Company generated less income in low tax jurisdictions as compared to the prior year and recorded valuation allowances against capital losses and foreign tax credit carryforwards. The impact of these items is offset, in part, by benefits taken to reduce the overall tax expense on repatriated earnings as well as reductions for interest costs related to tax contingencies. The impact of the various positive and negative adjustments is amplified by lower pretax book income in 2005 as compared to 2004.

Excluding the effect of certain one-time charges, the provision for income taxes for the years ended 2005 and 2004 would have been 36.6% and 36.0% respectively. In 2005, the most significant of these one-time charges included expenses related to the acquisition and integration of META, various capital losses and impairments, charges associated with the buy-back of under water stock options, and severance and facilities reduction charges. In 2004, the most significant of these one-time charges included nondeductible goodwill impairment, the write-off of accumulated foreign currency translation adjustments associated with certain South American operations, various capital losses and impairments, and severance and facilities reduction charges.
In 2004, we took a $5.0 million tax charge in anticipation of repatriating approximately $52.0 million in earnings from our non-US subsidiaries in 2005. The repatriation was expected to qualify for a one-time reduced tax rate pursuant to the American Jobs Creation Act (AJCA). The charge was partially offset by a benefit of $2.5 million to the release of a valuation allowance on foreign tax credits that was expected to be utilized before they expired.
In March 2005, we repatriated approximately $52.0 million in cash from our non-US subsidiaries. Also in 2005, we took into account technical corrections issued by the Treasury Department related to repatriating earnings under the AJCA. As a result of favorable provisions in the technical corrections, we realized a tax benefit of $3.6 million in 2005 that reduced the cumulative charge on the repatriated earnings to $1.4 million. In addition, as a consequence of the application of the technical corrections, we re-evaluated our ability to use foreign tax credits in the future and took a charge of $2.5 million to re-establish valuation allowances for foreign tax credits that will more likely than not expire unused.
2006 SEGMENT RESULTS
We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain Cost of services and product development expense and SG & A expense, depreciation, META integration charges, amortization of intangibles and Other charges. Gross contribution margin is defined as gross contribution as a percentage of revenues.
Research
We had strong revenue performance in our Research segment in 2006, with revenue up 9%, to $571.2 million, from $523.0 in 2005. Foreign currency had an immaterial impact on revenue for the year. The revenue growth for the year was across all of our regions and client sectors, as well as across the entire client portfolio.
Both client and wallet retention rates remain strong. At December 31, 2006, our research client retention rate was 81%, the same rate as of December 31, 2005. Wallet retention was up 3 points from the prior year, to 96% at December 31, 2006, from 93% at December 31, 2005. Our Executive Program membership was 3,646 at December 31, 2006, compared to 3,522 at the prior year end.
Research gross contribution of $345.5 million for 2006 increased 11% from the $310.0 million in 2005, while gross contribution margin increased 1 point in 2006 to 60%, from 59% in the prior year. The improvement in the contribution margin was mainly due to operating leverage resulting from the strong revenue performance. For 2006, SFAS No. 123(R) decreased gross contribution margin in the Research segment by about 1 point.
Contract value at December 31, 2006 was the highest in the Company’s history, at $640.3 million, up 8% over the prior year value of $592.6 million. Excluding the impact of foreign currency, contract value increased by approximately 11%. Contract value has now increased for 12 consecutive quarters. The increase was driven by growth in both core research and Executive Programs.
Consulting
Consulting revenues increased 1%, to $305.2 million in 2006 as compared to the $301.1 million in 2005. With a strong emphasis on growing the Research and Events segments, coupled with a change in sales incentives for the success-fee portion of the Consulting segment, growth slowed from the first half of 2006. Excluding the impact of foreign currency translation, revenues were up slightly less than 1%.
The year-over-year revenue increase reflects increases in annualized revenue per billable headcount, billing rate, and consultant utilization. Billable headcount was 514 at December 31, 2006, compared to 525 for the prior year, a decline of 2%. Consultant utilization rates were 64% and 62% for 2006 and 2005, respectively. The billing rate remained at over $300 per hour in 2006, while the average annualized revenue per billable headcount was approximately $390,000.
Consulting gross contribution of $120.7 million for 2006 decreased 4% from the $125.7 million in 2005, while the contribution margin for 2006 decreased to 40%, from 42% in the prior year. The margin decline was primarily due to costs related to SFAS No. 123(R), costs related to exiting less profitable geographies, and investments made in senior level hires related to our growth strategy. The impact of SFAS No. 123(R), which we adopted on January 1, 2006, decreased gross contribution margin in the Consulting segment for 2006 by approximately half a point.

Consulting backlog, which represents future revenues to be recognized from in-process consulting, measurement and SAS, was $109.6 million at December 31, 2006, compared to $107.7 million at September 30, 2006 and $119.9 million at December 31, 2005.
Events
Events revenues in 2006 were up 12%, or $18.1 million, to $169.4 million from $151.3 million in the prior year. We held 74 events in 2006 with over 41,000 attendees compared to 70 events in 2005 with over 35,000 attendees. The increase in revenue was due to new events as well as strong performance from our on-going events. We had 11 new events in 2006 which had higher revenues than the events that were eliminated, while revenue from existing events was up 7%, reflecting underlying strength in our on-going Summit events. Excluding the impact of foreign currency translation, Events revenues were up approximately 11% in 2006.
Events gross contribution was $83.7 million, or 49% of revenues, for 2006, compared to $76.1 million, or 50% of revenues, for 2005. The decrease in gross contribution margin was primarily due to the mix of new events and existing events. SFAS No. 123(R) had an immaterial impact on the Events gross contribution margin for 2006.
2005 SEGMENT RESULTS
We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain Cost of services and product development expense and SG & A expenses, depreciation, META integration charges, amortization of intangibles and Other charges. Gross contribution margin is defined as gross contribution as a percentage of revenues.
Research
Research revenues increased 9%, or $42.5 million, when comparing 2005 and 2004, with META contributing approximately $29.0 million, and growth in our Executive Programs accounting for the majority of the rest of the increase. The impact of foreign currency was immaterial. Excluding the impact of META and foreign currency, revenue was up 3%.
Research gross contribution of $310.0 million for 2005 increased from the $292.7 million for 2004, while the gross contribution margin for 2005 decreased to 59% from 61% in the prior year. The decrease in the gross contribution margin in 2005 was primarily due to increased revenues from our Executive Programs, which have lower margins than our core subscription products, an increase in compensation costs, mostly due to headcount related to the META acquisition, and the impact of converting META contract value to Gartner contract value. As of December 31, 2005, we had transacted on approximately 95% of the META contract value.
Research contract value, an indicator of future research revenue, was $592.6 million at December 31, 2005, an increase of 16%, or $83.4 million, from $509.2 million at December 31, 2004. Approximately half of the increase in contract value is attributable to the META acquisition. Excluding the impact of foreign currency, contract value increased by approximately 13%. The research contract value of $592.6 million at December 31, 2005 represented our highest reported contract value since September 30, 2000.
At December 31, 2005, our research client retention rate increased 1 percentage point to 81% from 80% at December 31, 2004, while our wallet retention rate was 93% compared to 95% at December 31, 2004. Our Executive Program membership was 3,522 at December 31, 2005, up 18% from 2,975 at December 31, 2004, which is attributed to new business growth in North America and EMEA, as well as improved renewal rates and clients obtained as a result of the META acquisition. As of December 31, 2005, our Executive Program membership remained the largest in our industry and had almost doubled in the last three years.
Consulting
Consulting revenues of $301.1 million for 2005 were up 16%, or $41.7 million, when compared to the $259.4 million in 2004, with META contributing approximately $18.0 million of the revenue growth. The revenue increase reflects strong organic growth in our core consulting services as well as in the performance-fee portion of our consulting business. The increase in the performance-fee business for 2005 includes revenues that the Company did not expect to close until the first quarter of 2006, and as a result our margin for that quarter will be impacted. The growth in our core consulting services reflects our continuing execution of our strategy of focusing on fewer accounts, attracting larger deals through integrated solutions, and enhancing engagement profitability through improved resource management. Revenue in 2005 increased despite our exit from certain less profitable consulting practices and geographies in 2004. The effect of foreign currency exchange rates reduced revenues by approximately 1%. Excluding the impact of META and foreign currency, revenue was up 11%.
Consulting gross contribution of $125.7 million for 2005 increased significantly from the prior year, up 36% from the $92.7 million for 2004, primarily due to higher profitability per engagement, as well as the impact of the timing of performance-fees discussed above. Gross contribution margin for 2005 increased to 42% from 36% in the prior year. Consulting utilization rates were 62% during 2005 as compared to 63% during 2004, while our billable rate was over $300 per hour for both 2005 and 2004. Our billable headcount increased to 525 at December 31, 2005 as compared to 475 at December 31, 2004, an 11% increase, primarily related to consultants from the META acquisition. Our average annualized revenue per billable headcount was approximately $390,000 in 2005 compared to $342,000 in 2004.
Consulting backlog, which represents future revenues to be recognized from in-process consulting, measurement and SAS, increased 7%, or $8.1 million, to $119.9 million at December 31, 2005, compared to $111.8 million at December 31, 2004.

Events. Events revenues increased 9%, or $12.9 million, to $151.3 million for 2005, compared to $138.4 million for 2004, with approximately $2.4 million of the increase related to META. Changes in foreign currency exchange rates had a negligible effect on revenues when comparing 2005 to 2004. Excluding META and foreign currency, revenue was up 8%. The revenue increase was primarily due to an increase in the number of events, to 70 for 2005 compared to 56 in the prior year period, as we added 15 new events in new topic areas and geographies. Revenue increased to a lesser extent due to continued performance from our recurring events, for which revenue was up about 5% year over year. The number of attendees at our Events increased by about 14% in 2005 compared to 2004, rising to 35,502 from 31,223, respectively.
Gross contribution of $76.1 million for 2005 was 9.6% higher than the $69.5 million recorded in 2004. As a percentage of revenues, gross contribution was 50% during 2005 and 2004. Since new events typically run at lower margins in their first year of existence, the 15 new events we launched in 2005 had slightly lower margins than existing events. However, in addition to launching these new events, we continued to rationalize our existing portfolio by exiting from events that no longer met our profit targets. As a result of this active portfolio management, we were able to deliver a flat contribution margin year-over-year.
LIQUIDITY AND CAPITAL RESOURCES
2006
Cash provided by operating activities totaled $106.3 million for the twelve months ended December 31, 2006, compared to $27.1 million in the prior year period. The increase in cash flow from operating activities of $79.2 million was primarily due to an increase in cash from core operations of approximately $50.0 million. The improved cash flow also reflects lower cash payments for severance and other charges of about $21.0 million, as well as a decrease of $28.0 million of payments related to the integration of META. These improvements were somewhat offset by higher cash payments for bonus, and to a lesser extent, interest and other items.
Cash used in investing activities was $21.8 million for 2006, compared to $181.0 million in the prior year period. The decrease in cash used was primarily due to the net expenditure of $161.3 million for the acquisition of META in 2005. Capital expenditures of $21.1 million was down about $1.2 million from the prior year period, reflecting the Company’s continued focus on disciplined capital spending.
Cash used by financing activities totaled $91.5 million in 2006, compared to $70.0 million of cash provided in the twelve months ended December 31, 2005. The decline in cash provided was due to the repurchase of $270.7 million of our common shares in 2006, which includes $200.0 million repurchased directly from Silver Lake in December 2006, for which we borrowed an additional $190.0 million and utilized $10.0 million of existing cash. During 2005 we had $9.6 million of common share repurchases. We borrowed additional amounts in both 2006 and 2005, and our outstanding debt increased by about $123.0 million in 2006 compared to an increase of approximately $56.0 million in the prior year.
We realized about $15.7 million more in cash from stock issued under stock plans during 2006, with $46.7 million of proceeds in 2006 compared to $31.0 million during the prior year period. The increase was a result of our higher stock price during 2006 as compared to 2005, which resulted in more stock option exercises by employees in 2006. We also had $9.2 million in excess tax benefits from stock-based compensation awards under SFAS No. 123(R).
At December 31, 2006, cash and cash equivalents totaled $67.8 million. The effect of exchange rates increased cash and cash equivalents by about $4.6 million during 2006.
2005
Cash provided by operating activities totaled $27.1 million for 2005, compared to $48.2 million for the prior year, a $21.1 million decline. The net decrease in cash flow from operating activities was due primarily to the payment of $35.0 million of META integration payments, higher employee salary costs, primarily related to higher headcount due to the acquisition of META, and to a lesser extent, a shift in the mix of our products in the Research segment from higher margin core research to lower margin Executive Programs. Offsetting these decreases was a $12.0 million reduction in bonus payments and a decline of approximately $10.0 million in severance and related payments.
Cash used in investing activities increased to $181.0 million during 2005 as compared to $29.0 million in the prior year, primarily due to the acquisition of META, which was completed on April 1, 2005. The Company’s net cash investment in META was approximately $176.4 million of cash paid, including transaction costs, less the $15.1 million acquired from META. Offsetting the cash paid for META was a decline in capital expenditures, which decreased $2.7 million for 2005 as compared to 2004, and $2.1 million in cash received from the sale of the Company’s investment in SI II and other investments.
Cash provided by financing activities totaled $70.0 million for 2005, compared to $97.2 million of cash used for 2004. The increase was primarily driven by the borrowing of additional debt in 2005 and cash used in 2004 for stock repurchases.
We had an additional $56.7 million of debt at December 31, 2005 compared to the prior year end. During 2005, we borrowed $327.0 million and we repaid $271.3 million. We borrowed $250.0 million on June 29, 2005 related to the refinancing of our debt, $67.0 million in April under the revolver related to the META acquisition, and $10.0 million under the revolver. Of the $271.3 million repaid during 2005, we paid $247.0 million on June 29, 2005 related to the refinancing, we made $23.4 million in quarterly debt payments, and we paid

$0.9 million for a note payable we acquired in the META acquisition. We also paid $1.1 million in debt issue costs during the second quarter of 2005 related to the refinancing of our debt.
We received proceeds from stock issued for stock plans of $31.0 million during 2005 as compared to $67.9 million in the prior year as a result of our higher stock price during 2004 as compared to 2005, which resulted in more stock option exercises by employees in 2004. The Company used $6.0 million of cash, including expenses, to buy back employee stock options in the third and fourth quarters of 2005. In the fourth quarter of 2005 we used $9.6 million of cash to repurchase our stock, while in 2004 we used $346.1 million of cash for a stock tender offer and $6.1 million of cash for treasury stock purchases.
At December 31, 2005, cash and cash equivalents totaled $70.2 million. The effect of exchange rates decreased cash and cash equivalents by approximately $6.0 million during 2005.
OBLIGATIONS AND COMMITMENTS
On January 31, 2007, the Company entered into a new credit arrangement that provides for a five-year, $180.0 million term loan and a $300.0 million revolving credit facility, which may be increased, at Gartner’s option, by up to an additional $100.0 million, for a total revolving credit facility of $400.0 million. The Company also drew down $190.0 million from the revolving facility and $180.0 million from the term loan facility and repaid the $370.0 million outstanding under its existing facilities.
The term loan will be repaid in 18 consecutive quarterly installments commencing September 30, 2007, plus a final payment due on January 31, 2012, and may be prepaid at any time without penalty or premium at the option of Gartner. The revolving credit facility may be used for loans, and up to $15.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and reborrowed until January 31, 2012, at which time all amounts borrowed must be repaid. In conjunction with the new arrangement the existing facilities were terminated.
We believe that our existing cash balances, together with cash from our operating activities and the additional borrowing capacity under our amended five-year revolving credit facility, will be sufficient for our expected short-term and foreseeable long-term needs.
The following table represents our contractual cash commitments (in thousands) due after December 31, 2006. The table excludes required interest payments under our credit facility:

		Less Than	1 - 3	4 - 5	More Than
	Total	1 Year	Years	Years	5 Years

Operating leases (1)	$204,800	$36,000	$56,100	$38,100	$74,600
Debt (2)	370,000	20,000	80,000	80,000	190,000
Deferred compensation arrangement (3)	19,100	1,700	3,600	3,500	10,300
Other	700	700	—	—	—

Totals	$594,600	$58,400	$139,700	$121,600	$274,900

(1)	The Company leases various facilities, furniture, and computer equipment expiring between 2007 and 2025.

(2)	Represents amounts due under the Credit Facility entered into on January 31, 2007.

(3)	Represents a liability under the Company’s supplemental deferred compensation arrangement. Amounts payable to active employees whose termination date is unknown have been included in the more than 5 years category since the Company cannot determine when the amounts will be paid.
QUARTERLY FINANCIAL DATA

(in thousands, except per share data)
2006	First	Second	Third	Fourth

Revenues	$230,929	$284,093	$241,360	$303,939
Operating income (1)	15,620	30,595	15,963	41,072
Net income	7,770	18,244	9,608	22,570
Net income per share (2)
Basic	$0.07	$0.16	$0.08	$0.20

Diluted	0.07	0.16	0.08	0.20

(in thousands, except per share data)
2005	First	Second	Third	Fourth

Revenues	$199,824	$274,569	$225,311	$289,300
Operating (loss) income (1), (3)	(10,786)	5,138	1,186	29,742
Net (loss) income (4)	(14,707)	(819)	(1,721)	14,810
Net (loss) income per share (2):
Basic	$(0.13)	$(0.01)	$(0.02)	$0.13

Diluted	(0.13)	(0.01)	(0.02)	0.13

(1)	The Company recorded $1.5 million of META integration charges in the first quarter of 2006. In 2005, the Company recorded META integration charges of $3.4 million in the first quarter, $8.2 million in the second quarter, $2.0 million in the third quarter and $1.3 million in the fourth quarter.

(2)	The aggregate of the four quarters’ basic and diluted earnings per common share may not equal the reported full calendar amounts due to the effects of dilutive securities and rounding.

(3)	In 2005 the Company recorded Other charges of $14.3 million in the first quarter, $8.2 million in the second quarter, $6.0 million in the third quarter, and $0.7 million in the fourth quarter.

(4)	In 2005 the Company recorded losses on investments of $5.1 million, $0.2 million, and $0.5 million in the first, second and fourth quarters, respectively.

(5)	During the first quarter of 2005 we recorded an adjustment for certain prior year incentive compensation accruals, including bonuses, which provided a benefit to operating income of approximately $2.9 million.
RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the Company’s financial statements and related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company has recorded adjustments under SAB No. 108 effective the beginning of the 2006 fiscal year (see Note 2—Adoption of SEC Staff Accounting Bulletin No. 108 in the Notes to the Consolidated Financial Statements).
In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)” (“EITF 06-03”). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. The Company’s policy is to present taxes on a net basis and as a result the adoption of EITF 06-03 will not have any effect on the Company’s financial position or results of operations.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which will become effective for the Company on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For any benefit to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. If a position meets the more-likely-than-not threshold, the amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
The FASB is expected to give additional guidance regarding the meaning of ultimate settlement. This guidance could have an impact on whether certain reserves related to the ongoing IRS appeals case are released through retained earnings upon adoption of FIN 48 or through current earnings in a later period. While the Company’s analysis of the final impact of FIN 48 is not yet complete, its best estimate is that it will increase retained earnings at January 1, 2007, by less than $6.0 million.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007; therefore the Company will begin to apply the standard in its fiscal year commencing January 1, 2008. The Company is in the process of evaluating the impact, if any, SFAS No. 157 will have on the Company’s financial position or , results of operations.
In September 2006, the FASB issued SFAS Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS No. 158”). This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006 for public entities. The Company adopted SFAS No. 158 on December 31, 2006 (see Note 13—Employee Benefits in the Notes to the Consolidated Financial Statements).
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
On January 31, 2007, the Company refinanced its existing borrowing arrangements by entering into a new Credit Agreement (the “2007 Credit Agreement”) with several lenders. The 2007 Credit Agreement provides for a five-year, $180.0 million term loan and a $300.0 million revolving credit facility. The term loan will be repaid in 18 consecutive quarterly installments commencing September 30, 2007, plus a final payment due on January 31, 2012, and may be prepaid at any time without penalty or premium at the option of Gartner. The revolving loans may be borrowed, repaid and reborrowed until January 31, 2012, at which time all amounts borrowed must be repaid.
Loans under the 2007 Credit Agreement bear interest at a rate equal to, at Gartner’s option, either (i) the greatest of the Administrative Agent’s prime rate, the Administrative Agent’s rate for three-month certificates of deposit (adjusted for statutory reserves) plus 1% and the average rate on overnight federal funds plus 1/2 of 1%, plus a margin equal to between 0.00% and 0.25% depending on Gartner’s leverage ratio as of the end of the four consecutive fiscal quarters most recently ended, or (ii) at the eurodollar rate (adjusted for statutory reserves) plus a margin equal to between .625% and 1.25%, depending on Gartner’s leverage ratio as of the end of the four consecutive fiscal quarters most recently ended.
As of mid-February 2007, we had $180.0 million outstanding under the term loan and $190.0 million under the revolver at an annualized interest rate of 6.3%. Assuming the revolver was fully utilized, a 25 basis point increase or decrease in interest rates would increase annual pre-tax interest expense by approximately $1.2 million.
Investment Risk
As of December 31, 2006, we had an investment in an equity security totaling $0.3 million. If there were a 100% adverse change in the value of this equity investment, this would result in a non-cash impairment charge of approximately $0.3 million.
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
We are exposed to foreign currency transaction risk since we enter into foreign currency forward exchange contracts offset the effects of adverse fluctuations in foreign currency exchange rates. These instruments are typically short term and are reflected at fair value with unrealized and realized gains and losses recorded in earnings. At December 31, 2006, we had 15 foreign currency forward contracts outstanding with a total notional amount of $64.0 million with an immaterial net unrealized loss. All of these contracts matured in January 2007. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included within Other income (expense), net within the Consolidated Statements of Operations. Currency transaction gains (losses), net were $(0.5) million, $(2.8) million, and $(3.1) million during 2006, 2005 and 2004, respectively.
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our consolidated financial statements for 2006, 2005, and 2004, together with the reports of KPMG LLP, independent registered public accounting firm, dated March 1, 2007, are included in this Annual Report on Form 10-K beginning on Page 32.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls
Management conducted an evaluation, as of December 31, 2006, of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed or submitted under the Act.
Management’s Annual Report on Internal Control Over Financial Reporting
Gartner management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Gartner’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of the Board of Directors.
Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2006, Gartner’s internal control over financial reporting was effective.
Gartner’s independent registered public accountants KPMG LLP, have issued an attest report on management’s assessment of Gartner’s internal control of financial reporting. This report appears on page 33.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished pursuant to this item will be set forth under the captions “Proposal One: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Other Information — Section 16(a) Beneficial Ownership Reporting Compliance” and “Miscellaneous – Available Information” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2007. If the Proxy Statement is not filed with the SEC by April 30, 2007, such information will be included in an amendment to this Annual Report filed by April 30, 2007. See also Item 1. Business – Available Information.
NYSE Certification
The NYSE requires that the chief executive officers of its listed companies certify annually to the NYSE that they are not aware of violations by their companies of NYSE corporate governance listing standards. The Company submitted a non-qualified certification by its Chief Executive Officer to the NYSE last year in accordance with the NYSE’s rules.
ITEM 11. EXECUTIVE COMPENSATION.
The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the caption “Executive Compensation” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2007. If the Proxy Statement is not filed with the SEC by April 30, 2007, such information will be included in an amendment to this Annual Report filed by April 30, 2007.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required to be furnished pursuant to this item will be set forth under the caption “Other Information — Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed with the SEC by April 30, 2007. If the Proxy Statement is not filed with the SEC by April 30, 2007, such information will be included in an amendment to this Annual Report filed by April 30, 2007.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required to be furnished pursuant to this item will be set forth under the captions “Transactions With Related Persons” and “Corporate Governance – Director Independence” in the Company’s Proxy Statement to be filed with the SEC by April 30, 2007. If the Proxy Statement is not filed with the SEC by April 30, 2007, such information will be included in an amendment to this Annual Report filed by April 30, 2007.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2007. If the Proxy Statement is not filed with the SEC by April 30, 2007, such information will be included in an amendment to this Annual Report filed by April 30, 2007.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) 1. and 2. Consolidated Financial Statements and Schedules
The reports of our independent registered public accounting firm and consolidated financial statements listed in the Index to Consolidated Financial Statements on page 31 hereof are filed as part of this report.
All financial statement schedules not listed in the Index have been omitted because the information required is not applicable or is shown in the consolidated financial statements or notes thereto.
3. Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

3.1a(1)	Restated Certificate of Incorporation of the Company.

3.1b(2)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company, dated November 27, 2006.

3.2(3)	Amended Bylaws, as amended through February 2, 2006.

4.1(1)	Form of Certificate for Common Stock as of June 2 2005.

4.2(2)	Second Amended and Restated Rights Agreement, dated as of November 6, 2006, between the Company and American Stock Transfer & Trust Company (as successor Rights Agent of Mellon Investor Services LLC).

4.3(1)	Amended and Restated Credit Agreement, dated as of June 29, 2005, to the Credit Agreement, dated as of August 12, 2004, among the Company, the several lenders from time to time parties, and JPMorgan Chase Bank, N.A. as administrative agent. (the “2005 Credit Agreement”).

4.4(16)	First Amendment dated as of August 12, 2004 to the 2005 Credit Agreement.

4.5(17)	Second Amendment dated as of December 12, 2006 to the 2005 Credit Agreement.

4.6(17)	Interim Credit Agreement, dated as of December 13, 2006, between the Company and JP Morgan Chase Bank, N.A.

4.7(5)	Credit Agreement, dated as of January 31, 2007, among the Company, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as administrative agent.

10.1(6)	Form of Indemnification Agreement.

10.2(4)	Amended and Restated Securityholders Agreement dated as of July 12, 2002 among the Company, Silver Lake Partners, L.P. and other parties thereto.

10.3(7)	Lease dated December 29, 1994 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut.

10.4(8)	Lease dated May 16, 1997 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, 88 Gatehouse Road and 10 Signal Road, Stamford, Connecticut (amendment to lease dated December 29, 1994, see exhibit 10.3(7)).

10.5(7)+	1991 Stock Option Plan, as amended and restated on October 19, 1999.

10.6(9)ª	1993 Director Stock Option Plan, as amended and restated on April 14, 2000.

10.7(10) ª	2002 Employee Stock Purchase Plan, as amended and restated effective June 1, 2005.

10.8(1) ª	1994 Long Term Stock Option Plan, as amended and restated on October 12, 1999.

10.9(1)ª	1998 Long Term Stock Option Plan, as amended and restated on October 12, 1999.

10.10(1)ª	1996 Long Term Stock Option Plan, as amended and restated on October 12, 1999.

10.11(11)ª	1999 Stock Option Plan.

10.12(1)ª	2003 Long-Term Incentive Plan, as amended and restated on June 29, 2005.

10.13 (12)ª	Employment Agreement between Eugene A. Hall and the Company dated as of October 15, 2004.

10.14(13)ª	Restricted Stock Agreement by and between Eugene A. Hall and the Company dated November 9, 2005.

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.15(14) ª	Company Deferred Compensation Plan, Effective January 1, 2005.

10.16(15)+	Company Executive Benefits Program.

10.17(18)+	Employment Agreement between Eugene A. Hall and the Company dated as of February 15, 2007.

10.18(18)+	Form of 2007 Stock Appreciation Right Agreement for executive officers.

10.19(18)+	Form of 2007 Restricted Stock Unit Agreement for executive officers.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see Signature Page).

31.1*	Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this document.

ª	Management compensation plan or arrangement.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 29, 2005 as filed on July 6, 2005.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 30, 2006 as filed on November 30, 2006.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 2, 2006 as filed on February 7, 2006.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed on December 29, 2002.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 6, 2007 as filed on February 6, 2007.

(6)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33-67576), as amended, effective October 4, 1993.

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed on December 21, 1995

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on December 22, 1999.

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed on May 4, 2004.

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed on May 10, 2005.

(11)	Incorporated by reference from the Company’s Form S-8 as filed on February 16, 2002.

(12)	Incorporated by reference to from the Company Current Report on Form 8-K dated October 15, 2004.

(13)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed on November 9, 2005.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 21, 2005 as filed on December 28, 2005.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 25, 2005 as filed on August 26, 2005.

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 10, 2006 as filed on February 16, 2006.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 13, 2006 as filed on December 14, 2006.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 15, 2007 as filed on February 16, 2007.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
GARTNER, INC.
CONSOLIDATED FINANCIAL STATEMENTS
All financial statement schedules have been omitted because the information required is not applicable or is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Gartner, Inc.:
We have audited the accompanying consolidated balance sheets of Gartner, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gartner, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gartner, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
New York, New York
March 1, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Gartner, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A, that Gartner, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Gartner, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Gartner, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gartner, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. Our report dated March 1, 2007 expressed an unqualified opinion with an explanatory paragraph stating that the Company changed its method of quantifying errors in 2006 as discussed in Note 2 to the consolidated financial statements.
/s/ KPMG LLP
New York, New York
March 1, 2007

GARTNER, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$67,801	$70,282
Fees receivable, net of allowances of $8,700 and $7,900, respectively	328,383	313,195
Deferred commissions	46,822	42,804
Prepaid expenses and other current assets	41,027	35,838

Total current assets	484,033	462,119
Property, equipment and leasehold improvements, net	59,715	61,770
Goodwill	408,545	404,034
Intangible assets, net	5,978	15,793
Other assets	81,522	82,901

Total assets	$1,039,793	$1,026,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$208,002	$243,036
Deferred revenues	375,881	333,065
Current portion of long-term debt	220,000	66,667

Total current liabilities	803,883	642,768
Long-term debt	150,000	180,000
Other liabilities	59,592	57,261

Total liabilities	1,013,475	880,029

Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred stock:
$.01 par value, authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
$.0005 par value, authorized 250,000,000 shares for both periods; 156,234,416 and 153,549,434 shares issued, respectively	78	77
Additional paid-in capital	544,686	511,062
Unearned compensation, net	(2,208)	(6,652)
Accumulated other comprehensive income, net	13,097	6,320
Accumulated earnings	249,004	187,652
Treasury stock, at cost, 52,169,591 and 39,214,747 common shares, respectively,	(778,339)	(551,871)

Total stockholders’ equity	26,318	146,588

Total liabilities and stockholders’ equity	$1,039,793	$1,026,617

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2006	2005	2004

Revenues:
Research	$571,217	$523,033	$480,486
Consulting	305,231	301,074	259,419
Events	169,434	151,339	138,393
Other	14,439	13,558	15,523

Total revenues	1,060,321	989,004	893,821
Costs and expenses:
Cost of services and product development	505,330	486,611	434,499
Selling, general and administrative	416,094	397,252	349,834
Depreciation	23,444	25,502	27,650
Amortization of intangibles	10,753	10,226	687
Goodwill impairments	—	—	2,711
META integration charges	1,450	14,956	—
Other charges	—	29,177	35,781

Total costs and expenses	957,071	963,724	851,162

Operating income	103,250	25,280	42,659
Loss on investments, net	—	(5,841)	(2,958)
Interest income	2,517	2,142	3,063
Interest expense	(19,098)	(13,214)	(4,380)
Other expense, net	(797)	(2,929)	(3,922)

Income before income taxes	85,872	5,438	34,462
Provision for income taxes	27,680	7,875	17,573

Net income (loss)	$58,192	$(2,437)	$16,889

Net income (loss) per share:
Basic:	$0.51	$(0.02)	$0.14
Diluted	$0.50	$(0.02)	$0.13

Weighted average shares outstanding:
Basic	113,071	112,253	123,603
Diluted	116,203	112,253	126,326
See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

				Accumulated
				Other
		Additional	Unearned	Comprehensive			Total
	Common	Paid-In	Compensation,	Income (Loss),	Accumulated	Treasury	Stockholders’
	Stock	Capital	Net	Net	Earnings	Stock	Equity

Balance at December 31, 2003	$72	$408,504	$(1,846)	$1,310	$173,200	$(206,450)	$374,790

Comprehensive income:
Net income	—	—	—	—	16,889	—	16,889
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	11,284	—	—	11,284
Net unrealized gain on investments, net of tax	—	—	—	128	—	—	128

Other comprehensive income				11,412			11,412

Comprehensive income							28,301

Issuances under stock plans	3	60,199	—	—	—	7,714	67,916
Tax benefits of employee stock transactions	—	10,004	—	—	—	—	10,004
Purchase of shares for treasury stock	—	—	—	—	—	(352,262)	(352,262)
Stock compensation (net of forfeitures)	—	7,006	(5,707)	—	—	—	1,299

Balance at December 31, 2004	$75	$485,713	$(7,553)	$12,722	$190,089	$(550,998)	$130,048

Comprehensive (loss):
Net loss	—	—	—	—	(2,437)	—	(2,437)
Other comprehensive (loss):
Foreign currency translation adjustments	—	—	—	(5,970)	—	—	(5,970)
Unrealized loss on investment and swap, net of tax	—	—	—	(432)	—	—	(432)

Other comprehensive (loss)				(6,402)			(6,402)

Comprehensive (loss)							(8,839)

Issuances under stock plans	2	20,748	—	—	—	10,210	30,960
Tax benefits of employee stock transactions	—	4,472	—	—	—	—	4,472
Purchase of shares for treasury stock	—	—	—	—	—	(11,083)	(11,083)
Stock compensation (net of forfeitures)	—	129	901	—	—	—	1,030

Balance at December 31, 2005	$77	$511,062	$(6,652)	$6,320	$187,652	$(551,871)	$146,588
Cumulative effect of adoption of SAB No. 108, net of tax		7,167			3,160		10,327

Adjusted balance at January 1, 2006	77	518,229	(6,652)	6,320	190,812	(551,871)	156,915
Comprehensive income:
Net income	—	—	—	—	58,192	—	58,192
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	7,340	—	—	7,340
Unrealized gain on investment and swap, net of tax	—	—	—	775	—	—	775
Pension unrealized loss, net of tax	—	—	—	(1,338)	—	—	(1,338)

Other comprehensive income				6,777			6,777

Comprehensive income							64,969
Issuances under stock plans	1	1,634	2,361	—	—	42,736	46,732
Excess tax benefits from stock compensation	—	9,159	—	—	—	—	9,159
Purchase of shares for treasury stock	—	—	—	—	—	(269,204)	(269,204)
Stock compensation (net of forfeitures)	—	15,664	2,083	—	—	—	17,747

Balance at December 31, 2006	$78	$544,686	$(2,208)	$13,097	$249,004	$(778,339)	$26,318

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2006	2005	2004

Operating activities:
Net income (loss)	$58,192	$(2,437)	$16,889
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangibles	34,197	35,728	28,337
Stock-based compensation expense	16,660	1,030	1,299
Excess tax benefits from stock-based compensation expense	(9,159)	—	—
Tax benefit associated with employee exercise of stock options	—	4,472	10,004
Deferred taxes	6,830	(5,644)	(8,613)
Loss from investments and sales of assets, net	225	5,841	2,958
Amortization of debt issue costs	1,627	1,424	954
Charge for stock option buy back	—	5,980	—
Goodwill impairments	—	—	2,711
Non-cash charges associated with impairment of long-lived assets	—	—	5,157
Changes in assets and liabilities:
Fees receivable, net	(3,876)	(35,746)	13,711
Deferred commissions	(2,774)	(9,850)	(5,197)
Prepaid expenses and other current assets	(4,562)	(2,436)	(788)
Other assets	(1,787)	113	(5,850)
Deferred revenues	33,574	3,899	(14,764)
Accounts payable and accrued liabilities	(22,883)	24,748	1,393

Cash provided by operating activities	106,264	27,122	48,201

Investing activities:
Acquisition of META (net of cash acquired)	—	(161,323)	—
Prepaid acquisition costs for META	—	—	(3,870)
Additions to property, equipment and leasehold improvements	(21,113)	(22,356)	(25,104)
Other investing activities, net	(688)	2,699	—

Cash used in investing activities	(21,801)	(180,980)	(28,974)

Financing activities:
Proceeds from stock issued for stock plans	46,732	30,960	67,916
Proceeds from debt issuance	190,000	327,000	200,000
Payments for debt issuance costs	(45)	(1,082)	(2,823)
Payments on debt	(66,667)	(271,291)	(10,000)
Purchases of stock via tender offer	—	—	(346,150)
Purchases of treasury stock	(270,704)	(9,585)	(6,112)
Purchases of options via stock option buy back	—	(5,980)	—
Excess tax benefits from stock-based compensation expense	9,159	—	—

Cash (used) provided by financing activities	(91,525)	70,022	(97,169)

Net decrease in cash and cash equivalents	(7,062)	(83,836)	(77,942)
Effects of exchange rates on cash and cash equivalents	4,581	(6,008)	8,106
Cash and cash equivalents, beginning of period	70,282	160,126	229,962

Cash and cash equivalents, end of period	$67,801	$70,282	$160,126

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,901	$12,333	$2,591
Income taxes, net of refunds received	$11,160	$12,033	$12,474
Supplemental schedule of non-cash investing and financing activities:
Transfer of investment to SI II	—	—	$(2,186)
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
On April 1, 2005, the Company acquired META Group, Inc. (“META”), which was a technology and research firm, for a purchase price of approximately $168.3 million, excluding transaction costs of approximately $8.1 million. The acquisition was accounted for as a purchase business combination. The consolidated financial statements include the results of META from the date of acquisition. The purchase price was allocated to the net assets and liabilities acquired based on their estimated fair values. Any excess of the purchase price over the estimated fair value of the net assets acquired, including identifiable intangible assets, was allocated to goodwill.
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
Revenues and commission expense recognition. The Company typically enters into annually renewable subscription contracts for research products. Revenues from research products are deferred and recognized ratably over the applicable contract term. The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that have a 30-day cancellation clause but have not produced material cancellations to date. With the exception of certain government contracts which permit termination and contracts with special billing terms, it is Company policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed, which represents a legally enforceable claim, and a corresponding amount as deferred revenue. For those government contracts that permit termination, the Company bills the client the full amount billable under the contract but only records a receivable equal to the earned portion of the contract. In addition, the Company only records deferred revenue on these government contracts when cash is received. Deferred revenue attributable to government contracts was $47.9 million and $41.7 million at December 31, 2006 and 2005, respectively. In addition, at December 31, 2006 and 2005, the Company had not recognized receivables or deferred revenues relating to government contracts that permit termination of $9.6 million and $7.1 million, respectively, which had been billed but not yet collected. The Company records the commission obligation related to research contracts upon the signing of the contract and amortizes the corresponding deferred commission expense over the contract period in which the related revenues are earned.
Consulting revenues, primarily derived from consulting, measurement and strategic advisory services (paid one-day analyst engagements), are generated from fixed fee or time and materials for discrete projects. Revenues for such projects are recognized as work is delivered and/or services are provided. Unbilled fees receivables associated with consulting engagements were $29.5 million at December 31, 2006, and $31.9 million at December 31, 2005.
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
Other revenues consist primarily of fees from research reprints and software licensing. Reprint fees are recognized when the reprint is shipped. Fees from software licensing are recognized when a signed non-cancelable software license exists, delivery has occurred and collection is probable, and our fees are fixed or determinable.

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

		December 31,
	Useful Life (Years)	2006	2005

Computer equipment and software	2 - 7	$138,493	$138,121
Furniture and equipment	3 - 8	39,044	39,892
Leasehold improvements	2 - 15	47,257	46,123

		224,794	224,136
Less – accumulated depreciation and amortization		(165,079)	(162,366)

		$59,715	$61,770

Total depreciation expense was $23.4 million, $25.5 million, and $27.7 million in 2006, 2005, and 2004, respectively.
At December 31, 2006 and 2005, capitalized development costs for internal use software were $15.9 million and $13.2 million, respectively, net of accumulated amortization of $10.1 million and $14.0 million, respectively. Amortization of capitalized internal software development costs totaled $4.6 million, $6.7 million, and $7.7 million during 2006, 2005, and 2004, respectively, which is included in Depreciation in the Consolidated Statements of Operations.
Intangible assets. Intangible assets are amortized using the straight-line method over their expected useful lives. Intellectual property and databases are amortized over 18 months, while customer relationships are amortized over five years. Noncompete agreements are generally amortized over two to five years while trademarks are amortized over nine to twelve years. The acquisition of META resulted in the recording of $25.6 million of intangibles assets, which was composed of $14.4 million of intellectual property, $7.7 million of customer relationships, and $3.5 million of databases. During 2006, both the intellectual property and the databases that the Company had acquired from META were fully amortized.
Intangible assets subject to amortization include the following (in thousands):

	Intellectual	Customer
December 31, 2006	Property	Relationships	Databases	Other	Total
Gross cost	$14,741	$7,700	$3,585	$1,265	$27,291
Accumulated amortization	(14,741)	(2,695)	(3,585)	(292)	(21,313)

Net	$—	$5,005	$—	$973	$5,978

	Intellectual	Customer
December 31, 2005	Property	Relationships	Databases	Other	Total
Gross cost	$14,317	$7,700	$3,479	$1,293	$26,789
Accumulated amortization	(7,158)	(1,155)	(1,739)	(944)	(10,996)

Net	$7,159	$6,545	$1,740	$349	$15,793

The Other category includes noncompete agreements and trademarks. Aggregate amortization expense related to intangibles assets was $10.8 million, $10.2 million, and $0.7 million for 2006, 2005, and 2004, respectively.

The estimated future amortization expense by year from purchased intangibles is as follows (in thousands):

2007	$2,119
2008	1,625
2009	1,602
2010	632

$5,978

Goodwill. Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the tangible and identifiable intangible net assets acquired. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is tested for impairment, at least annually, at the reporting unit level. A reporting unit can be an operating segment or a business if discrete financial information is prepared and reviewed by management. Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the reporting unit’s carrying amount of goodwill exceeds the implied fair value of the goodwill. The fair value of reporting units were estimated using discounted cash flows, market multiples, and other valuation techniques. During 2004, we recorded an impairment charge of $0.7 million relating to goodwill associated with certain operations in South America that were closed, and $2.0 million related to the exit from certain non-core product lines.
The changes to the carrying amount of goodwill, by reporting segment, during 2006 and the balance at December 31, 2006, follows:

	Balance	META	Currency	Balance
	December 31,	Acquisition	Translation	December 31,
	2005	Adjustments	Adjustments	2006
Research	$279,500	$(4,698)	$7,665	$282,467
Consulting	86,086	(631)	2,211	87,666
Events	36,366	(178)	142	36,330
Other	2,082	—	—	2,082

Total goodwill	$404,034	$(5,507)	$10,018	$408,545

As of December 31, 2006, the Company has recorded approximately $175.7 million of goodwill related to the acquisition of META.
During 2006, the Company reduced goodwill from the META acquisition by approximately $5.5 million. The reduction was due to the adjustment of certain deferred tax assets of approximately $3.6 million and the reversal of deferred revenues and other adjustments of $1.9 million. The decrease in the deferred tax assets was primarily related to the release of valuation allowances on deferred tax assets for net operating losses generated by various Meta foreign subsidiaries prior to Gartner’s acquisition of Meta. The Company believes that the losses will survive the acquisition and that the Company will generate sufficient taxable income to utilize the losses prior to their expiration.
Impairment of long-lived assets and intangible assets. The Company reviews long-lived assets and intangible assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the respective asset may not be recoverable. Such evaluation may be based on a number of factors including current and projected operating results and cash flows, changes in management’s strategic direction as well as other economic and market variables. The Company’s policy regarding long-lived assets and intangible assets other than goodwill is to evaluate the recoverability of these assets by determining whether the balance can be recovered through undiscounted future operating cash flows. Should events or circumstances indicate that the carrying value might not be recoverable based on undiscounted future operating cash flows, an impairment loss would be recognized. The amount of impairment, if any, is measured based on the difference between projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds and the carrying value of the asset.
Foreign currency translation. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as foreign currency translation adjustments, a component of Accumulated other comprehensive income (loss), net within the Stockholders’ equity section of the Consolidated Balance Sheets. Income and expense items are translated at average exchange rates for the year. Currency transaction gains or losses arising from transactions denominated in currencies other than the functional currency of a subsidiary are included in results of operations within Other expense, net within the Consolidated Statements of Operations. Net currency transaction losses were $0.6 million in 2006, $2.8 million during 2005, and $3.9 million in 2004. The $3.9 million currency transaction loss in 2004 included a foreign currency charge of $3.1 million related to the closing of certain operations in South America.
From time to time we enter into foreign currency forward exchange contracts or other derivative financial instruments to offset the effects of adverse fluctuations in foreign currency exchange rates. These contracts generally have a short maturity and are reflected at fair value with unrealized and realized gains and losses recorded in Other income (expense). During 2006, the net gain (loss) from these contracts was immaterial. At December 31, 2006, the Company had 15 foreign currency forward contracts outstanding with a total notional amount of approximately $64.0 million. All of these contracts expired in January 2007.
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
At December 31, 2006, the Company had $370.0 million of borrowings outstanding. The carrying amount of these borrowings approximates fair value as the rate of interest on the term loan and revolver approximates current market rates of interest for similar instruments with comparable maturities. The Company has an interest rate swap agreement to hedge its exposure to the floating base interest rate on the term loan (see Note 7— Debt). The interest rate swap had a positive fair value of approximately $0.6 million at December 31, 2006. The existing credit facility and the interest rate swap were terminated in January 2007 in connection with the refinancing of the Company credit facilities (see Note 16—Subsequent Events).
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
Stock repurchase programs. The Company records the cost to repurchase its own shares to Treasury Stock. During 2006, the Company recorded approximately $270.7 million in stock repurchases (see Note 9—Equity and Stock Programs).
Accounting for stock-based compensation. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”). Accordingly, the Company is now recognizing stock-based compensation expense for all awards granted, which is based on the fair value of the award on the date of grant, recognized over the related service period, net of estimated forfeitures. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. The Company adopted SFAS No. 123(R) under the modified prospective transition method, and consequently prior period results have not been restated. Under this transition method, in 2006 the Company’s reported stock compensation expense will include: a) expense related to the remaining unvested portion of awards granted prior to January 1, 2006, which is based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and b) expense related to stock compensation awards granted subsequent to January 1, 2006, which is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
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
Recent accounting developments.
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
At December 31, 2006, the Company recorded adjustments under SAB No. 108 (see Note 2—Adoption of Staff Accounting Bulletin No. 108).
In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus

Net Presentation)” (“EITF 06-03”). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. The Company’s policy is to present taxes on a net basis and as a result the adoption of EITF 06-03 will not have any effect on the Company’s financial position or results of operations.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“ FIN 48”), which will become effective for the Company on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For any benefit to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. If a position meets the more-likely-than-not threshold, the amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
The FASB is expected to give additional guidance regarding the meaning of ultimate settlement. This guidance could have an impact on whether certain reserves related to the ongoing IRS appeals case are released through retained earnings upon adoption of FIN 48 or through current earnings in a later period. The Company’s analysis of the final impact of FIN 48 is not yet complete.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007; therefore the Company will begin to apply the standard in its fiscal year commencing January 1, 2008. The Company is in the process of evaluating the impact, if any, SFAS No. 157 will have on the Company’s financial position or results of operations.
In September 2006, the FASB issued SFAS Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS No. 158”). This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006 for public entities. The Company adopted SFAS No. 158 on December 31, 2006 (see Note 13—Employee Benefits).
2—ADOPTION OF STAFF ACCOUNTING BULLETIN NO. 108
As discussed under Recent Accounting Developments in Note 1, in September 2006 the SEC staff issued SAB No. 108. The transition provisions of SAB No. 108 permit the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. SAB No. 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended.
The Company adopted SAB No. 108 effective the beginning of the fiscal year ended December 31, 2006. In accordance with the requirements of SAB No. 108, the Company has adjusted its opening accumulated earnings for 2006 in the accompanying consolidated financial statements for the items described below. The net impact of these adjustments increased the Company’s opening accumulated earnings for 2006 by approximately $3.2 million. The Company considers these adjustments to be immaterial to its Consolidated Statements of Operations and its Consolidated Balance Sheets in prior periods.
Operating Leases
The Company recorded an adjustment of $0.7 million related to a correction in the accounting treatment of certain operating leases, resulting in a reduction of opening accumulated earnings of approximately $0.4 million, net of tax effect of $0.3 million. Promulgated accounting principles require contractual rent concessions and rent increases to be applied ratably over the life of the operating lease. The Company only applied this requirement to operating leases above a certain threshold, with the resulting adjustment amount accumulating over a period of years.
Taxes Payable
The Company recorded an adjustment of $10.7 million related to an overstatement of current taxes payable, resulting in an increase to opening accumulated earnings of $7.4 million and a $3.3 million increase to opening additional paid-in capital. The adjustment had no impact on tax expense. The adjustment was due to the carryover impact of an excess payable balance from prior years in the current taxes payable account which had accumulated over a period of years prior to 2000.
Stock Options Granted Prior to October 1999

Prior to October 1999, the exercise price of stock options granted to employees under the Company’s stock option plans was equal to the average of the closing price of the Company’s common stock for the five trading days immediately preceding the grant date. In 2006, the Company determined that for valuation purposes, the exercise price should have been the closing price on the date of grant (which is the formula used by the Company since October 1999). Accordingly, the Company revalued options granted prior to October 1999 using the closing price on the date of grant and determined that an additional $6.0 million of compensation expense should have been recorded. The cumulative effect of the adjustment resulted in a reduction in opening accumulated earnings of approximately $3.8 million, an increase to additional paid-in capital of $3.9 million, and a tax effect of less than $0.1 million.
Impact of Adjustments
The cumulative effect of each of the items noted above on fiscal 2006 opening balances is presented in the table below (in thousands):

	Operating	Taxes	Stock Option
	Leases	Payable	Grants	Total

Balance sheet accounts adjusted:
Prepaid expenses and other current assets	$251	$—	$53	$304
Accounts payable and accrued liabilities	(701)	10,724	—	10,023
Accumulated earnings	450	(7,442)	3,832	(3,160)
Additional paid-in capital	—	(3,282)	(3,885)	(7,167)

Total	$—	$—	$—	$—

3—INVESTMENTS
At December 31, 2006, the Company had investments in marketable equity securities of $0.3 million, which is recorded in Prepaid expenses and other current assets on the Consolidated Balance Sheet.
In the first half of 2005 the Company recorded non-cash charges of $5.3 million related to writedowns of its investment in SI Venture Fund II, L. P. (“SI II”). In the third quarter of 2005 the Company sold its investment in SI II for approximately $1.3 million, with no resulting gain or loss recorded on the sale since the investment was already at net realizable value. Also during 2005, the Company sold an investment in common stock it had acquired in the META acquisition for $0.7 million, and recorded a loss of $0.5 million.
In 2004 the Company made the decision to liquidate its investment in SI Venture Associates (“SI I”) and to sell the Company’s interest in SI II. SI I and SI II were venture capital funds engaged in making investments in early to mid-stage IT-based or Internet-enabled companies. During 2004 the Company recorded a charge of $1.5 million related to the liquidation of its investment in SI I, as well as a charge of $2.2 million related to the transfer of an investment to SI II and a decrease in the Company’s ownership percentage in SI II.
The Company records the writedowns of investments in Loss from investments, net in the Consolidated Statements of Operations.
4—OTHER CHARGES
The Company did not record any Other charges in 2006. During 2005, the Company recorded Other charges of $29.2 million, which included $10.7 million related to workforce reductions, $6.0 million for an option buyback, $8.2 million primarily due to a reduction in office space, and approximately $4.3 million of other charges. During 2004, the Company recorded Other charges of $35.8 million. Included in this amount was $29.7 million related to severance and benefits, charges of $2.3 million related to excess facilities, $1.9 million related to the restructuring of certain internal systems, and $1.8 million for charges related to the exit from certain international and other non-core operations.
5—OTHER ASSETS
Other assets consist of the following (in thousands):

	December 31,
	2006	2005

Security deposits	$1,903	$1,862
Non-current deferred tax assets	53,319	56,627
Benefit plan related assets	22,657	17,589
Debt acquisition costs	2,313	2,917
Other	1,330	3,906

Total other assets	$81,522	$82,901

6—ACCOUNTS PAYABLE, ACCRUED, AND OTHER LIABILITIES
Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2006	2005

Accounts payable	$13,333	$12,071
Accrued bonus	43,901	43,313
Payroll and related benefits payable	45,143	51,191
Taxes payable	23,795	46,206
Commissions payable	30,080	32,540
Excess facilities costs recorded as Other Charges	4,896	5,958
Severance recorded as Other Charges	681	3,591
META purchase accounting obligations	3,969	5,983
Other accrued liabilities	42,204	42,183

Total accounts payable and accrued liabilities	$208,002	$243,036

Other liabilities consist of the following (in thousands):

	December 31,
	2006	2005

Non-current deferred revenue	$2,148	$2,277
Benefit plan related liabilities	33,254	23,074
Excess facilities costs recorded as Other Charges	10,134	14,637
Other	14,056	17,273

Total other liabilities	$59,592	$57,261

Reconciliation of Liabilities recorded as Other Charges
The following table summarizes the activity related to liabilities recorded in Other Charges in the Consolidated Statements of Operations (in thousands):

	Workforce	Excess	Asset
	Reduction	Facilities	Impairments
	Costs	Costs	and Other	Total

Accrued liability at December 31, 2003	$12,816	$19,159	$—	$31,975
Charges during 2004	29,707	2,263	3,811	35,781
Non-cash charges	(496)	—	(2,278)	(2,774)
Payments	(32,759)	(4,247)	(35)	(37,041)

Accrued liability at December 31, 2004	$9,268	$17,175	$1,498	$27,941
Charges during 2005	10,702	8,270	10,205	29,177
Currency translation and reclassifications	(432)	(583)	(1,032)	(2,047)
Payments	(15,947)	(4,267)	(10,084)	(30,298)

Accrued liability at December 31, 2005	$3,591	$20,595	$587	$24,773
Charges during 2006	—	—	—	—
Currency translation and reclassifications	(113)	284	(120)	51
Payments	(2,797)	(5,849)	(467)	(9,113)

Accrued liability at December 31, 2006	$681	$15,030	$—	$15,711

The excess facilities liability as of December 31, 2006, of $15.0 million in the table above does not include approximately $5.0 million of accrued excess facilities liability related to accretion on the lease liabilities.
The Company expects the remaining balance of workforce reduction costs to be paid during 2007. Costs for excess facilities will be paid as the leases expire, through 2011. The Company intends to fund these payments from existing cash.

Reconciliation of META Purchase Accounting Liabilities
In connection with the META acquisition, the Company recorded certain liabilities in purchase accounting under Emerging Issues Task Force Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Combination” (“EITF 95-3”), for involuntary terminations, lease and contract terminations, and other costs. The Company expects the remaining exit costs to be paid in 2007, while the lease obligations will be paid over their respective contract periods through 2012. The Company is uncertain at this time regarding the timing of the settlement of the remaining tax contingencies. The Company intends to fund these payments from existing cash.
The following table summarizes the activity during 2006 and the ending balance at December 31, 2006 (in thousands) under EITF 95-3:

	Balance				Currency	Balance
	December 31,	Additional			Translation	December 31,
	2005	Accruals (1)	Adjustments (2)	Payments (3)	Adjustments	2006
Lease terminations	$8,536	$—	$(668)	$(4,677)	$20	$3,211
Severance and benefits	391	—	(44)	(347)	—	—
Contract terminations	113	2,192	(1,424)	(881)	—	—
Costs to exit activities	421	76	—	(242)	—	255
Tax contingencies	569	—	—	(66)	—	503

	$10,030	$2,268	$(2,136)	$(6,213)	$20	$3,969

(1)	During the first quarter of 2006, the Company recorded approximately $2.3 million of additional accruals related to META obligations under EITF 95-3, primarily for the termination of certain contracts with META vendors. The effect of these additional accruals is to increase the amount of recorded goodwill from the META acquisition.

(2)	Adjustments are made to the EITF 95-3 liabilities as more information becomes available regarding the obligations, permitting the Company to make a better estimate of the amount of the ultimate settlement, or the obligations are actually settled in cash for amounts that were different than estimated. The effect of these entries is to adjust the amount of goodwill recorded on the META acquisition.

During the first quarter of 2006, the Company reduced the obligation by approximately $0.7 million, primarily for the reduction of accrued lease termination costs. The reduction was due to higher rental revenue related to faster subleasing of the leases than originally projected. In the third and fourth quarters of 2006, the Company recorded adjustments of $1.1 and $0.3 million, respectively, related to the settlement of contractual liabilities for amounts that were less than the Company had originally estimated.
(3)	During 2006, the Company made the payments as follows: $2.1 million in the first quarter, $1.2 million in the second quarter, $1.4 million in the third quarter, and $1.5 million in the fourth quarter.
7—DEBT
At December 31, 2006, the Company had $370.0 million of debt outstanding under a $125.0 million Interim Credit Facility and a $325.0 million Credit Facility, which are discussed below. On January 31, 2007, the Company refinanced this outstanding debt and terminated its interest rate swap (see Note 16—Subsequent Events).
$125.0 Million Interim Credit Facility
The Company had $125.0 million outstanding under its Interim Credit Facility as of December 31, 2006. The Company borrowed these funds on December 13, 2006 to complete in part the repurchase of 10,389,610 shares of its common stock from Silver Lake (See Note 9—Equity and Stock Programs).
The Interim Credit Facility provided for a $125.0 million unsecured term loan with a stated maturity date of March 13, 2007. Gartner entered into this credit agreement on December 13, 2006 with JPMorgan Chase Bank. Loans under the Interim Credit Facility bore interest at a rate equal to either (i) the greatest of the Administrative Agent’s prime rate, the Administrative Agent’s rate for three-month certificates of deposit (adjusted for statutory reserves) plus 1% and the average rate on overnight federal funds plus 1/2 of 1%, plus a margin equal to between 0.00% and 0.25% depending on Gartner’s leverage ratio as of the fiscal quarter most recently ended, or (ii) the eurodollar rate (adjusted for statutory reserves) plus a margin equal to between .625% and 1.25%, depending on Gartner’s leverage ratio as of the fiscal quarter most recently ended, at Gartner’s option. As of December 31, 2006, the rate on the loan was 6.35%. The Company incurred an arrangement fee of approximately $0.2 million in conjunction with the Interim Credit Facility.

The Interim Credit Facility contained certain restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum annualized contract value ratio and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures and make investments. Gartner’s obligations under the credit facility were guaranteed by certain Gartner U.S. subsidiaries. The Interim Credit Facility contained events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. The occurrence of an event of default would increase the applicable rate of interest by 2.0% and could result in the acceleration of Gartner’s obligations under the facility and an obligation of any or all of the guarantors to pay the full amount of Gartner’s obligations under the facility.
$325.0 Million Credit Facility
The Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) on June 29, 2005 which provided for a $325.0 million, unsecured five-year credit facility with a bank group led by JPMorgan Chase Bank, N.A. as administrative agent, consisting of a $200.0 million term loan and a $125.0 million revolving credit facility (which could have been increased by up to $175.0 million at the Company’s option). As of December 31, 2006, there was $180.0 million outstanding on the term loan and $65.0 million outstanding on the revolving credit facility. On December 13, 2006, the Company drew down $65.0 million in cash under the revolving credit facility to complete in part the repurchase of 10,389,610 shares of its common stock from Silver Lake.
The Credit Agreement required the term loan to be repaid in 19 quarterly installments, with the final payment due on June 29, 2010. The revolving credit facility could be used for loans, and up to $15.0 million was available for letters of credit. The revolving loans could be borrowed, repaid and reborrowed until June 29, 2010, at which time all amounts borrowed must be repaid. The loans bore interest, at the Company’s option, among several alternatives, and the Company elected to use LIBOR plus a margin; the margin consisted of a spread between 1.00% and 1.50%, depending on the Company’s leverage ratio as of the fiscal quarter most recently ended. The Company elected to use a three-month LIBOR rate for the term loan and a one-month LIBOR rate for the revolver.
The Credit Agreement contained certain restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum annualized contract value ratio and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures and make investments. Gartner’s obligations under the credit facility are guaranteed by Gartner’s U.S. subsidiaries. It also contained events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. The occurrence of an event of default would increase the applicable rate of interest by 2.0% and could result in the acceleration of Gartner’s obligations under the Credit Agreement and an obligation of any or all of the guarantors to pay the full amount of Gartner’s obligations under the Credit Agreement.
On February 10, 2006, the Company entered into a First Amendment to the Credit Agreement. The amendment modified the definition of consolidated fixed charges to allow Gartner to exclude up to $30.0 million spent on share repurchases during the fourth quarter of 2005 and full year 2006. The amendment also increased the letter of credit facility to $15.0 million and provided for letters of credit denominated in certain foreign currencies. On December 13, 2006, the Company entered into a Second Amendment to the Credit Agreement. The purpose was to allow Gartner to complete the repurchase of $200.0 million of its common stock from Silver Lake by modifying certain restrictive covenants.
During 2006, the Company repaid $16.6 million of the term loan. As of December 31, 2006, the Company had approximately $46.7 million of borrowing capacity under the revolving credit facility. As of December 31, 2006, the annualized interest rates on the term loan and revolver were 6.50% and 6.48%, respectively, which consist of a three-month LIBOR base rate and one-month LIBOR base rate, respectively, plus a margin of 1.125% on each.
Interest Rate Swap
As of December 31, 2006, the Company had an interest rate swap that hedged the base interest rate risk on the term loan under the Credit Agreement. The effect of the swap was to convert the floating base rate on the term loan to a fixed rate. Under the swap terms, the Company paid a 4.885% fixed rate and in return received a three-month LIBOR rate. The three-month LIBOR rate received on the swap matched the base rate paid on the term loan since both use three-month LIBOR. The swap had an initial notional value of $200.0 million which declined as payments were made on the term loan so that the amount outstanding under the term loan and the notional amount of the swap was always equal. The swap had a notional amount of $180.0 million at December 31, 2006, which was the same as the outstanding amount of the term loan. Including the impact of the interest rate swap, the annualized effective interest rate on the term loan was 6.01% as of December 31, 2006.
The Company accounted for the swap as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 requires all derivatives, whether designated as hedges or not, to be recorded on the balance sheet at fair value. Since the swap qualified as a cash flow hedge under SFAS No. 133, changes in the fair value of the swap will be recorded in other comprehensive income as long as the swap continued to effectively hedge the base interest rate risk on the term loan.

At December 31, 2006, there was no ineffective portion of the hedge as defined under SFAS No. 133. The interest rate swap had a positive fair value of $0.6 million at December 31, 2006, which is recorded in other comprehensive income, net of tax.
The interest rate swap was terminated on January 31, 2007, in connection with the refinancing of the Interim Credit Facility and the Credit Facility.
Letters of Credit
The Company issues letters of credit in the ordinary course of business. At December 31, 2006, the Company had outstanding letters of credit of $3.4 million.
8—COMMITMENTS AND CONTINGENCIES
The Company leases various facilities, furniture, and computer equipment under operating lease arrangements expiring between 2007 and 2025. Future minimum annual payments under non-cancelable operating lease agreements at December 31, 2006, are as follows (in thousands):

Year ended December 31,
2007	$36,000
2008	29,700
2009	26,400
2010	23,200
2011	14,900
Thereafter	74,600

Total minimum lease payments (1)	$204,800

(1)	Excludes approximately $8.0 million of contractual sublease rental income.
Operating lease costs, to include contractual rent concessions and rent increases, are expensed ratably over the life of the lease. Rental expense for operating leases was $22.6 million in 2006, $25.0 million in 2005, and $25.2 million for 2004.
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
The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2006, we did not have any indemnification agreements that would require material payments.
9—EQUITY AND STOCK PROGRAMS
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
The Company does not currently pay cash dividends on its common stock. While subject to periodic review, the current policy of the Board of Directors is to retain all earnings primarily to provide funds for continued growth. Our 2007 Credit Agreement, dated as of January 31, 2007, contains a negative covenant, which may limit our ability to pay dividends. In addition, our Amended and Restated Security Holders Agreement with Silver Lake requires us to obtain Silver Lake’s consent prior to declaring or paying dividends.
The following table provides transactions relating to the Company’s common stock:

		Treasury
	Issued	Stock
	Shares	Shares

Balance at December 31, 2003	143,125,748	13,126,442
Issuances under stock plans	7,871,016	(690,382)
Purchases for treasury	—	26,618,219
Forfeitures of restricted stock	(176,672)	—

Balance at December 31, 2004	150,820,092	39,054,279
Issuances under stock plans	3,252,677	(677,332)
Purchases for treasury	—	837,800
Forfeitures/cancellations of restricted stock	(523,335)	—

Balance at December 31, 2005	153,549,434	39,214,747
Issuances under stock plans	2,684,982	(1,952,616)
Purchases for treasury	—	14,907,460
Forfeitures of restricted stock	—	—

Balance at December 31, 2006	156,234,416	52,169,591

Silver Lake share repurchases. In December 2006, the Company repurchased 10,389,610 shares of its common stock directly from Silver Lake at $19.25 per share, for a total aggregate purchase price of $200.0 million. In conjunction with the repurchase, the Company borrowed $190.0 million of additional funds (see Note 7—Debt) and utilized $10.0 million of existing cash. In May 2006, the Company also repurchased 1,000,000 shares directly from Silver Lake.
$100 million share repurchase program. In October 2005, the Company’s Board of Directors authorized a $100.0 million common share repurchase program. Repurchases under the program will be made from time-to-time through open market purchases and/or block trades. The Company was authorized to fund the repurchases from cash flow from operations but also could borrow under the Company’s then existing credit facility. Repurchases are subject to the availability of our common stock, prevailing market conditions, the trading price of the Company’s common stock, and our financial performance.
In 2006, the Company repurchased 4,517,850 shares of its common stock under this program for an aggregate purchase price of $69.2 million, which includes the 1,000,000 common share repurchased directly from Silver Lake in May 2006. During 2005, the Company repurchased 837,800 shares of its common stock under this program for a total purchase price of $11.1 million, of which $1.5 million was paid in early January 2006 when the related share purchase transactions settled.
In February 2007 the Company’s Board of Directors authorized a new program to repurchase up to $200.0 million of Gartner common stock. The program replaces the $100.0 million share repurchase program approved in October 2005. Repurchases will be made from time-to-time through open market purchases. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases will be funded from cash flow from operations and possible borrowings under the Company’s credit facility.
Stock option buy back. The Company completed a one-time offer in 2005 to buy back certain vested and outstanding stock options for cash, which resulted in the tender and cancellation of 6,383,445 options. In conjunction with the buyback, the Company recorded a charge of approximately $6.0 million, including transaction and related costs. The charge is recorded in Other charges, net in the Consolidated Statements of Operations.
Long term incentive plan. At the Company’s Annual Meeting in 2005, the Company’s stockholders approved certain amendments to Gartner’s 2003 Long Term Incentive Plan (“the Plan”), including an 11 million share increase in the number of shares available under the Plan, the addition of restricted stock units as an award available for grant under the Plan, and the extension of the term of the Plan until April 19, 2015, unless sooner terminated by the Company’s Board of Directors.
Tender offer. In 2004, the Company completed a Dutch auction tender offer under which it repurchased 16.8 million common shares. Additionally, the Company repurchased 9.2 million common shares from Silver Lake. The total cost of these share repurchases was $346.2 million, including transaction costs of $3.8 million.

Terminated $200 million share repurchase program. During 2004, the Company repurchased 527,825 shares of its common stock for a total cost of approximately $6.1 million under its $200.0 million share repurchase program. On a cumulative basis, the Company repurchased 13,720,397 shares of common stock for a total cost of $133.2 million under this repurchase program. In connection with the 2004 Dutch auction tender offer discussed above, the Board of Directors terminated the $200.0 million stock repurchase program in June 2004.
10—STOCK-BASED COMPENSATION
The Company awards stock-based compensation as an incentive for employees to contribute to the Company’s long-term success, and historically the Company issued options and restricted stock. During 2006 the Company made changes to its stock compensation strategy and has awarded additional types of equity instruments, including stock-settled stock appreciation rights and restricted stock units. At December 31, 2006, the Company had 8.1million shares of common stock authorized for awards of stock-based compensation under its 2003 Long Term Incentive Plan.
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”). Accordingly, the Company is now recognizing stock-based compensation expense for all awards granted, which is based on the fair value of the award on the date of grant, recognized over the related service period, net of estimated forfeitures. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. The Company adopted SFAS No. 123(R) under the modified prospective transition method, and consequently prior period results have not been restated. Under this transition method, in 2006 the Company’s reported stock compensation expense included: a) expense related to the remaining unvested portion of awards granted prior to January 1, 2006, which is based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and b) expense related to stock compensation awards granted subsequent to January 1, 2006, which is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
Prior to the adoption of SFAS No. 123(R), the Company followed APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its employee stock compensation and applied Statement of Financial Accounting Standards No. 123, “Accounting for Stock Issued to Employees” (“SFAS 123”) for disclosure purposes only. Under APB 25, the intrinsic value method was used to account for stock-based employee compensation plans and expense was generally not recorded for awards granted without intrinsic value. The SFAS 123 disclosures include pro forma net income (loss) and income (loss) per share as if the fair value-based method of accounting had been used.
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
Prior to the adoption of SFAS No. 123(R), the Company classified tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (“excess tax benefits”) be classified as financing cash flows. For the year ended December 31, 2006, excess tax benefits realized from the exercise of stock options was approximately $9.2 million.
The Company recognized approximately $16.7 million of pre-tax stock compensation expense under SFAS No. 123(R) in 2006, with $8.2 million recorded in Cost of services and product development expense and $8.5 million recorded in SG&A expense in the Consolidated Statement of Operations. As of December 31, 2006, the Company had $32.6 million of total unrecognized compensation cost, which is expected to be recognized as stock-based compensation expense over the remaining weighted-average vesting period of approximately 2.7 years.

Stock-Based Compensation Awards
The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards in accordance with SFAS No. 123(R):
Stock options. The Company may grant stock options to employees that allow them to purchase shares of the Company’s common stock. Options may also be granted to members of the Board of Directors and certain consultants. The Company determines the fair value of stock options at the date of grant using the Black-Scholes-Merton valuation model. Most options vest either a) annually over a three-year service period, or b) over a four-year vesting period, with 25% vesting at the end of the first year and the remaining 75% vesting monthly over the next three years. Options granted prior to 2005 generally expire ten years from the grant date, whereas options granted beginning in 2005 generally expire seven years from the grant date. At this time, the Company issues treasury shares upon the exercise of stock options.
In 2006, the Company recognized $7.9 million of expense related to options, of which approximately $1.0 million was related to retirement-eligible employees. The Company received approximately $44.0 million in cash from stock option exercises in 2006.
A summary of the changes in stock options outstanding for the twelve months ended December 31, 2006 follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Options in millions	Exercise Price	Term

Outstanding at December 31, 2005	17.6	$10.81	6.11 years
Granted	.1	14.48	nm
Forfeited or expired	(.4)	12.69	nm
Exercised	(4.5)	9.85	nm

Outstanding at December 31, 2006	12.8	$11.10	5.17 years

Vested and exercisable at December 31, 2006	9.1	$11.02	4.76 years

nm=not meaningful
The .1 million of options granted during 2006 had a weighted-average grant date fair value of $5.65 per option. At December 31, 2006, options outstanding and options vested and exercisable had aggregate intrinsic values of $111.8 million and $80.6 million, respectively. Options exercised during 2006 had an aggregate intrinsic value of $28.9 million.
A summary of changes in the number of nonvested stock options follows:

		Weighted
		Average
	Options in millions	Exercise Price

Nonvested options outstanding at December 31, 2005	6.9	$11.00
Granted	.1	14.48
Forfeited	(.3)	11.05
Vested during the period	(3.0)	nm

Nonvested options outstanding at December 31, 2006	3.7	$11.28

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
During 2006, the Company granted approximately 1.2 million SARs to its executive officers. The Company determined the fair value of the SARs on the date of grant using the Black-Scholes-Merton valuation model. The SARs vest ratably over a four-year service period and they expire seven years from the vesting commencement date. Total compensation expense recognized for SARs was approximately $1.0 million in 2006.

A summary of the changes in SARs outstanding for the twelve months ended December 31, 2006 follows:

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
		Average	Grant Date	Contractual
	SARs in millions	Exercise Price	Fair Value	Term

Granted during 2006	1.2	$14.48	$6.02	7.17 years
Forfeited or expired	(.1)	—	—	—
Exercised	—	—	—	—

SARs outstanding at December 31, 2006	1.1	$14.48	$6.02	6.38 years

Vested and exercisable at December 31, 2006	—	$—	$—	—

At December 31, 2006, SARs outstanding had an intrinsic value of $6.2 million.
The fair value of the Company’s options and SARs was estimated on the date of grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions:

	2006	2005	2004

Expected dividend yield (1)	0%	0%	0%
Expected stock price volatility (2)	40%	39%	39%
Risk-free interest rate (3)	4.7%	4.8%	4.8%
Expected life in years (4)	4.81	4.75	4.75

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. Historically Gartner has not paid dividends on its common stock.

(2)	The determination of expected stock price volatility for options and SARs granted in 2006 was based on both historical Gartner common stock prices and implied volatility from publicly traded options in Gartner common stock. Prior to 2006, the Company had only considered the historical stock price volatility of Gartner common stock in the determination of the expected stock price volatility.

(3)	The risk-free interest rate is based on the yield of a U.S. Treasury bond with a maturity similar to the expected life of the award.

(4)	The expected life in years for options and SARs granted in 2006 was based on the “simplified” calculation provided for in SAB No. 107. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. In previous periods the Company determined the expected life in years based on the historical exercise data for options that had vested.
The Company believes that the changes in the determination of both the expected stock price volatility and the expected life in years are consistent with the fair value measurement objectives of SFAS No. 123(R) and SAB No. 107 and will be applied in determining the fair values of employee stock options and SARs.
Common stock equivalents. Certain members of our Board of Directors receive directors’ fees payable in common stock equivalents (CSEs) that vest immediately. The fair value of the CSEs is determined on the date of grant based on the market price of the Company’s common stock and the expense is recorded at the time of grant. Settlement is deferred until the member ceases to be a director. For the twelve months ended December 31, 2006, the Company recognized $0.5 million of expense related to CSEs. During 2006, the Company awarded 29,000 CSEs and there were 182,000 CSEs vested and outstanding as of December 31, 2006.
Restricted stock. The Company has awarded shares of restricted stock to employees which vest subject to certain service and market conditions. All restricted share awards have the right to vote the shares and to receive dividends; however, the employee may not sell restricted stock that is still subject to the relevant vesting conditions. The Company recorded compensation expense for restricted stock awards of $2.1 million for the twelve months ending December 31, 2006.
In accordance with SFAS No. 123(R), the fair value of restricted stock awards is determined on the date of grant based on the market price of the Company’s common stock and is amortized to compensation expense on a straight-line basis over the related vesting periods, which was three years for the most recent service-based award. Employees receiving such awards are not required to provide consideration to the Company other than rendering service. On December 31, 2006, there were 11,000 shares of service-based restricted stock outstanding which were issued with a market value of $11.96 on the date of the award, none of which were vested.
As of December 31, 2006, there were 500,000 shares of market-based restricted stock outstanding for which the market value on the date of award was $12.86 per share. The Company had awarded the 500,000 restricted shares to its CEO in 2004 from a non-shareholder approved plan. In the fourth quarter of 2005, the Company cancelled the original award and issued a replacement award from a shareholder approved plan for the same number of shares, which will permit the Company to take a tax deduction if the restrictions lapse. The Company estimated the cumulative fair value of this award at approximately $4.4 million using a Monte Carlo valuation model. The fair value of the award will be amortized to compensation expense over the related weighted-average estimated life of the award, which is approximately 2.3 years. The restrictions on this award lapse as follows: (i) 300,000 shares when the Company’s common stock trades at an average price of $20 or more for sixty consecutive trading days; (ii) 100,000 shares when the Company’s common stock trades at an average price of $25 or more for sixty consecutive trading days; and (iii) 100,000 shares when the Company’s common stock trades at an average price of $30 or more for sixty consecutive trading days, subject to the CEO’s continued employment with the Company through each such date. Notwithstanding the preceding sentence, all restrictions shall lapse in full upon a change in control. As of December 31, 2006, none of the restrictions had lapsed.
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
The Company granted 474,000 RSUs to its executive officers in early 2006, with vesting subject to both service requirements and a performance condition (“performance-based RSUs”). The market price of the Company’s common stock was $14.44 on the grant date. The performance condition was tied to a 2006 sales target in the Company’s Research segment. The 474,000 RSUs granted represented the target amount, while the number of RSUs ultimately awarded could be between 0% and 200% of the target amount. The performance achievement reached in 2006 was 164.5% of the target, resulting in a total of 740,250 RSUs awarded. The performance-based RSUs vest ratably over approximately four years from the vesting commencement date, but are expensed on an accelerated basis as required by SFAS No. 123(R).
During 2006, the Company awarded 818,000 RSUs to employees and directors that vest subject to service requirements only (“service-based RSUs”). In accordance with SFAS No. 123(R), the fair value of these awards was estimated on the date of grant based on the market price of the Company’s common stock, which ranged from $13.75 to $15.69. The value of these awards will be amortized as compensation expense on a straight-line basis over approximately four years from the vesting commencement date.
None of the performance-based or service-based RSUs were vested as of December 31, 2006. Compensation expense for RSUs was approximately $5.2 million in 2006.
Stock-Based Compensation Expense per Share
The following table presents information on net income and diluted income per share for the year ended December 31, 2006, determined in accordance with SFAS No. 123(R), compared to the pro forma information determined under SFAS 123 for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	2006	2005	2004

Net income (loss) as reported	$58,192	$(2,437)	$16,889
SFAS No. 123 pro forma adjustments for prior years:
Add: Stock-based compensation expense, net of tax, included in net (loss) income, as reported	na	679	930
Deduct: Pro forma employee compensation cost, net of tax	na	(39,517)	(12,570)

Net income (loss) including stock-based compensation expense	$58,192	$(41,275)	$5,249

Basic income (loss) per share—as reported for prior year periods	na	$(0.02)	$0.14
Basic income (loss) per share including stock compensation expense	$0.51	$(0.37)	$0.04

Diluted income (loss) per share—as reported for prior year periods	na	$(0.02)	$0.13
Diluted income (loss) per share including stock compensation expense	$0.50	$(0.37)	$0.04

na—not applicable
In 2005, the Company completed an offer to buy back certain vested and outstanding employee stock options for cash (See Note 9 — Equity and Stock Programs for additional information), and the pro forma employee compensation cost for 2005 includes $26.2 million of pro forma expense related to the buyback. The pro forma expense resulted from the reversal of pro forma deferred tax assets that had been established in prior periods which would not be realized for pro forma purposes because the options were tendered and cancelled.
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
At December 31, 2006, the Company had 2.0 million shares available for purchase under the 2002 Plan. The 2002 Plan is considered non-compensatory under SFAS No. 123(R) and as a result the Company does not record compensation expense for employee share purchases. The Company received approximately $2.7 million in cash from exercises in 2006.
11—COMPUTATION OF INCOME (LOSS) PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. When the impact of stock options or other stock-based compensation is antidilutive they are excluded from the calculation.
The following table sets forth the reconciliation of the basic and diluted earnings (loss) per share computations (in thousands, except per share amounts):

	2006	2005	2004
Numerator:
Net income (loss) used for calculating basic and diluted income (loss) per common share	$58,192	$(2,437)	$16,889

Denominator:
Weighted average number of common shares used in the calculation of basic income per share	113,071	112,253	123,603

Common stock equivalents associated with stock-based compensation plans	3,132	—	2,723

Shares used in the calculation of diluted income per share	116,203	112,253	126,326

Income (loss) per share:
Basic	$0.51	$(0.02)	$0.14

Diluted	$0.50	$(0.02)	$0.13

During 2006, 2005, and 2004, the Company repurchased 14.9 million, 0.8 million, and 26.6 million of its common shares, respectively (See Note 9 – Equity and Stock Programs).
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

	2006	2005	2004
Antidilutive options (in millions)	1.9	11.4	12.3
Average market price per share of common stock during periods with reported income	$15.68	$10.88	$12.03
In 2005 and 2004, unvested restricted stock awards were not included in the computation of diluted income (loss) per share because the effect would have been antidilutive.
12—INCOME TAXES
Following is a summary of the components of income before income taxes (in thousands):

	2006	2005	2004

U.S.	$43,417	$(6,607)	$8,622
Non-U.S.	42,455	12,045	25,840

Income before income taxes	$85,872	$5,438	$34,462

The expense for income taxes on the above income consists of the following components (in thousands):

	2006	2005	2004

Current tax (benefit) expense:
U.S. federal	$(9,119)	$(3,350)	$5,137
State and local	7,296	2,890	1,812
Foreign	11,923	10,195	10,076

Total current	10,100	9,735	17,025
Deferred tax (benefit) expense:
U.S. federal	24,588	(8,796)	(4,405)
State and local	(16,826)	(3,840)	(2,659)
Foreign	(2,384)	416	(2,392)

Total deferred	5,378	(12,220)	(9,456)

Total current and deferred	15,478	(2,485)	7,569
Benefit (expense) relating to interest rate swap used to increase (decrease) equity	(417)	283	—
Benefit from stock transactions with employees used to increase equity	10,750	4,472	10,004
Benefit of certain SAB No. 108 adjustments to DTA’s used to increase equity	1,075	—	—
Benefit of acquired tax assets used to reduce goodwill	794	5,605	—

Total tax expense	$27,680	$7,875	$17,573

Current and long-term deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2006	2005

Depreciation and software amortization	$4,063	$3,867
Expense accruals for book purposes	36,990	66,424
Loss and credit carryforwards	74,995	74,751
Other	6,395	3,010

Gross deferred tax asset	122,443	148,052
Repatriation of foreign earnings	—	(1,430)
Intangible assets	(5,527)	(7,211)
Prepaid expenses	(1,121)	(4,349)

Gross deferred tax liability	(6,648)	(12,990)

Valuation allowance	(50,679)	(66,647)

Net deferred tax asset	$65,116	$68,415

Current and long-term net deferred tax assets were $11.8 million and $53.3 million as of December 31, 2006, and $11.8 million and $56.6 million as of December 31, 2005, respectively, and are included in Prepaid expenses and other current assets and Other assets in the Consolidated Balance Sheets.
The valuation allowance relates primarily to foreign net operating losses, domestic capital loss carryforwards, and foreign tax credits that more likely than not will expire unutilized. The net decrease in valuation allowance of $16.0 million in 2006 relates primarily to the following items: (a) the release of $11.5 million of valuation allowance on state and local net operating losses due to expected utilization as a result of legal entity restructuring, (b) the write off of $11.3 million of valuation allowance on capital losses that expired unutilized as of 12/06, and (c) the increase of $17.4 million in valuation allowance for foreign tax credits expected to be generated as a result of IRS audit exam adjustments. Additionally, the Company changed its presentation with respect to state and local net operating losses, state capital loss carryovers, and the related valuation allowances. The change relates to presenting these items on a basis that is net of federal benefit. In prior periods, the federal benefit was presented net in other deferred items. The reduction in valuation allowance related to this change in presentation is $7.5 million. Approximately $12.8 million of the valuation allowance will reduce goodwill upon subsequent recognition of any related tax benefits associated with various META deferred tax assets.
The Company has established a full valuation allowance against domestic realized and unrealized capital losses, as their utilization remains uncertain. As of December 31, 2006, the Company had U.S. federal capital loss carryforwards of $20.5 million. $5.2 million of the capital loss carryovers will expire in 2007, $4.0 million will expire in 2008, and $11.3 million will expire during 2009 and 2010. The Company also had $20.5 million in state and local capital loss carryforwards, which will expire over a similar time period. Again, these losses remain subject to state utilization.

As of December 31, 2006, the Company had a federal net operating loss carryforward of $37 million, which will expire over the next 15 to 20 years. The Company also had state and local tax net operating loss carryforwards of $353.4 million, of which $37.7 million will expire within one to five years, $103.6 million will expire within six to fifteen years, and $212.1 million will expire within sixteen to twenty years. In addition, the Company had foreign net operating loss carryforwards of $38.0 million of which $9.6 million will expire over the next 20 years and $28.4 million that can be carried forward indefinitely.
As of December 31, 2006 the Company also had foreign tax credit carryforwards of $23.1 million, of which $2.1 million will expire in 6 to 8 years, $19.5 million will expire in 9 years, and $1.5 million will expire in 10 years. In addition, the Company had federal alternative minimum tax credit carryforwards of $0.3 million, which can be carried forward indefinitely and research and development credit carryforwards of $0.3 million which will expire between 2023 and 2026.
The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate on income before income taxes are:

	2006	2005	2004

Statutory tax rate	35.0	35.0%	35.0%
State income taxes, net of federal benefit	2.2	(4.3)	0.8
Foreign income taxed at a different rate	(3.0)	112.2	(0.9)
Non-taxable income	(0.3)	(4.3)	(1.1)
Exempt foreign trading gross receipts	(0.2)	(1.7)	(0.5)
Non-deductible meals and entertainment	0.8	10.6	2.1
Non-deductible acquisition costs	0.1	13.2	—
Jobs Creation Act — repatriation of foreign earnings	—	(66.5)	14.6
Foreign tax credits	—	(34.9)	(3.1)
Record (release) valuation allowance	(15.9)	111.0	(4.1)
(Release) increase reserve for tax contingencies	13.2	(24.3)	3.2
Non-deductible goodwill and currency translation	—	—	3.8
Other items (net)	0.3	(1.2)	1.2

Effective tax rate	32.2%	144.8%	51.0%

The lower effective tax rate in 2006 as compared to 2005 is attributable to several items. The most significant of those items include the following: (a) the Company generated more income in low tax jurisdictions in 2006 as compared to 2005, and (b) 2006 included a significant decrease in valuation allowances for state and local net operating losses while 2005 included a significant increase in valuation allowances for foreign tax credits. The impact of these items is partially offset by (a) benefits taken to reduce overall tax expense in 2005 relating to repatriated earnings, no such items occurred in 2006, (b) larger benefits taken in 2005 as compared to 2006 for foreign tax credits generated, and (c) an overall increase in reserve needs in 2006 as compared to an overall decrease in 2005. Note that the impact of the various positive and negative adjustments is amplified by lower pretax book income in 2005 as compared to 2006.
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
Undistributed earnings of subsidiaries outside of the U.S. amounted to approximately $12.1 million as of December 31, 2006. These earnings have been and will continue to be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon. These earnings could become subject to additional tax if they were distributed in the form of dividends or otherwise. If the undistributed earnings were repatriated, the amount of additional tax payable would be approximately $2.0 million.
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
The Company received Examination Reports from the Internal Revenue Service (“IRS”) in October 2005 and October 2006 in connection with audits of the Company’s federal income tax returns for the tax years ended September 30, 1999 through December 31, 2004. The IRS proposed adjustments relating primarily to the valuation of intangible assets licensed by Gartner to a foreign subsidiary and the calculation of payments made pursuant to a cost sharing arrangement between Gartner and a foreign subsidiary. Gartner appealed the initial findings and has reached a settlement on the issues with IRS Appeals Office. With respect to the audits, the Company had recorded provisions in prior periods based on estimates of the amount for which the claim would be settled. Based on the outcome of our negotiations, we released reserves and recorded a benefit of $1.5 million in 2006. The Company is considering the future impact of the settlement of the IRS examination in connection with the implementation of FASB Interpretation No. 48 as described below.
As discussed in Note 2, in September 2006 the SEC staff issued SAB No. 108. The transition provisions of SAB No. 108 permit the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. The Company adopted SAB No. 108 effective the beginning of the fiscal year ended December 31, 2006. In accordance with the requirements of SAB No. 108, the Company has adjusted its opening accumulated earnings for 2006 in the accompanying consolidated financial statements for various items including an adjustment of $10.7 million related to an overstatement of current taxes payable, resulting in an increase to opening accumulated earnings of $7.4 million and a $3.3 million increase to opening additional paid-in capital. The adjustment had no impact on tax expense. The adjustment was due to the carryover impact of an excess balance from prior years in the current taxes payable account which had accumulated over a period of years prior to 2000.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“ FIN 48”), which will become effective for the Company on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For any benefit to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. If a position meets the more-likely-than-not threshold, the amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
13—EMPLOYEE BENEFITS
Savings and investment plan. The Company has a savings and investment plan covering substantially all domestic employees. Company contributions are based upon the level of employee contributions. In addition, the Company also contributes fixed and discretionary profit sharing contributions set by the Board of Directors. Amounts expensed in connection with the plan totaled $10.9 million, $10.6 million, and $9.5 million, for 2006, 2005, and 2004, respectively.
Deferred compensation arrangement. The Company has a supplemental deferred compensation arrangement for the benefit of certain officers, managers and other key employees. The plan is structured as a rabbi trust and permits the participants to diversify their investments. We recognize the investment assets in Other assets on the Consolidated Balance Sheet at current fair value, and the value of the assets was $16.3 million and $14.1 million at December 31, 2006 and 2005, respectively. The corresponding deferred compensation liability of $19.1 million and $16.6 million at December 31, 2006 and 2005, respectively, is recorded at fair market value, and is adjusted with a corresponding charge or credit to compensation cost, to reflect the fair value of the amount owed to the employee and is included in Other liabilities. Total compensation expense recognized for the plan was $0.3 million, $0.2 million, and $0.3 million, for 2006, 2005, and 2004, respectively.
Defined benefit pension plans. The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company accounts for material defined benefit plans in accordance with the requirements of Statement of Financial Accounting Standards No. 87, — “Employers’ Accounting for Pensions,” as amended (SFAS No. 87). None of these plans has plan assets as defined under SFAS No. 87.
On December 31, 2006, the Company adopted FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS No. 158”). This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.
The following are the components of net periodic pension expense (in thousands):

	2006	2005	2004

Service cost	$2,013	$1,502	$1,024
Interest cost	471	353	280
Recognition of actuarial loss	321	235	78
Recognition of termination benefit	98	—	—

Net periodic pension cost	$2,903	$2,090	$1,382

The following table provides information related to changes in the projected benefit obligation (in thousands):

	December 31,
	2006	2005	2004

Projected benefit obligation at beginning of year	$11,569	$8,300	$4,800
Service cost	2,163	1,502	1,024
Interest cost	471	353	280
Actuarial (gain) loss	(1,192)	1,019	1,738
Benefits paid	(28)	(52)	—
Acquisitions and new plans	—	1,751	—
Foreign currency impact	917	(1,304)	458

Projected benefit obligation at end of year	$13,900	$11,569	$8,300

The following table provides information related to the funded status of the plans and the amounts recognized in the Consolidated Balance Sheets (in thousands):

	December 31,
	2006	2005	2004

Funded status of the plans:
Funded status	$13,900	$11,569	$8,300

Unrecognized net loss	—	(3,240)	(2,859)

Net amount recognized	$13,900	$8,329	$5,442

Amounts recognized in the Consolidated Balance Sheets:
Accrued pension benefit — Other liabilities	$13,900	$8,329	$5,442

Accumulated other comprehensive income	$1,338	—	—

The $1.3 million recorded in accumulated other comprehensive income represents the plan’s remaining unrecognized net loss as of December 31, 2006. This amount was recorded in accordance with SFAS No. 158 and will be amortized to net periodic pension cost over approximately 8 years.
The following table details the impact of the adoption of SFAS No. 158 on our Consolidated Balance Sheet as of December 31, 2006 (in thousands):

	Balance Prior To		Balance After
	SFAS No. 158	SFAS No. 158	SFAS No. 158
	Adoption	Adjustments	Adoption
Liability for pension benefits	$(11,731)	$(2,169)	$(13,900)
Non-current deferred tax assets	52,488	831	53,319
Total liabilities	(1,011,306)	(2,169)	(1,013,475)
Accumulated other comprehensive income, net	(14,435)	1,338	(13,097)
Total stockholders’ equity	(27,656)	1,338	(26,318)
Assumptions used in the computation of net periodic pension expense are as follows:

	2006	2005	2004

Weighted-average discount rate	3.69%	3.70%	5.50%
Average compensation increase	3.31%	3.27%	3.50%
The Company determines the weighted-average discount rate by utilizing the yields on long-term corporate bonds in the relevant country with a duration consistent with the pension obligations.
14—SEGMENT INFORMATION
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
The Company evaluates reportable segment performance and allocates resources based on gross contribution margin. Gross contribution, as presented below, is defined as operating income excluding certain Cost of services and product development and SG & A expenses, depreciation, META integration charges, amortization of intangibles and Other charges. Certain costs included in consolidated Cost of services and product development are not allocated to segment expense, primarily web maintenance and customer relationship database costs, and certain bonus and fringe charges. The accounting policies used by the reportable segments are the same as those used by the Company.
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
The following tables present information about the Company’s reportable segments (in thousands). The “Other” column includes certain revenues and corporate and other expenses unallocated to reportable segments, expenses allocated to operations that do not meet the segment reporting quantitative threshold, and other charges. There are no intersegment revenues:

	Research	Consulting	Events	Other	Consolidated

2006
Revenues	$571,217	$305,231	$169,434	$14,439	$1,060,321
Gross contribution	345,521	120,660	83,689	11,725	561,595
Corporate and other expenses					(458,345)

Operating income					$103,250

	Research	Consulting	Events	Other	Consolidated

2005
Revenues	$523,033	$301,074	$151,339	$13,558	$989,004
Gross contribution	310,008	125,678	76,135	12,184	524,005
Corporate and other expenses					(498,725)

Operating income					$25,280

	Research	Consulting	Events	Other	Consolidated

2004
Revenues	$480,486	$259,419	$138,393	$15,523	$893,821
Gross contribution	292,704	92,711	69,462	13,940	468,817
Corporate and other expenses					(426,158)

Operating income					$42,659

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
Summarized information by geographic location is as follows (in thousands):

	2006	2005	2004

Revenues:
United States and Canada	$631,295	$610,980	$559,416
Europe, Middle East and Africa	337,722	296,705	262,953
Other International	91,304	81,319	71,452

Total revenues	$1,060,321	$989,004	$893,821

Long-lived assets:
United States and Canada	$67,683	$70,767	$74,200
Europe, Middle East and Africa	17,183	13,571	13,877
Other International	3,052	3,706	3,316

Total long-lived assets	$87,918	$88,044	$91,393

15—VALUATION AND QUALIFYING ACCOUNTS
The following table provides information regarding the Company’s allowance for doubtful accounts and returns and allowances (in thousands):

		Additions
		Charged
		(Subtractions	Additions
	Balance at	Credited)	Charged	Deductions	Balance
	Beginning	to Costs and	Against Other	from	at End
	of Year	Expenses	Accounts (1), (2)	Reserve	of Year

2004:
Allowance for doubtful accounts and returns and allowances	$9,000	$(3,700)	$13,283	$10,133	$8,450

2005:
Allowance for doubtful accounts and returns and allowances	$8,450	$966	$6,089	$7,605	$7,900

2006:
Allowance for doubtful accounts and returns and allowances	$7,900	$2,559	$6,823	$8,582	$8,700

(1)	Amounts charged against revenues.

(2)	2005 includes $0.9 million that was an addition from the META acquisition.
16—SUBSEQUENT EVENTS
On January 31, 2007, the Company refinanced its existing borrowing arrangements (see Note 7—Debt) by entering into a new Credit Agreement (the “2007 Credit Agreement”). The 2007 Credit Agreement provides for a five-year, $180.0 million term loan and a $300.0 million revolving credit facility, which may be increased, at Gartner’s option, by up to an additional $100.0 million, for a total revolving credit facility of $400.0 million. The term loan will be repaid in 18 consecutive quarterly installments commencing September 30, 2007, plus a final payment due on January 31, 2012, and may be prepaid at any time without penalty or premium at the option of Gartner. The revolving credit facility may be used for loans, and up to $15.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and reborrowed until January 31, 2012, at which time all amounts borrowed must be repaid.
Loans under the 2007 Credit Agreement bear interest at a rate equal to, at Gartner’s option, either (i) the greatest of the Administrative Agent’s prime rate, the Administrative Agent’s rate for three-month certificates of deposit (adjusted for statutory reserves) plus 1% and the average rate on overnight federal funds plus 1/2 of 1%, plus a margin equal to between 0.00% and 0.25% depending on Gartner’s leverage ratio as of the end of the four consecutive fiscal quarters most recently ended, or (ii) at the eurodollar rate (adjusted for statutory reserves) plus a margin equal to between .625% and 1.25%, depending on Gartner’s leverage ratio as of the end of the four consecutive fiscal quarters most recently ended.
In conjunction with the refinancing, on January 31, 2007, Gartner drew down $190.0 million from the revolving facility and $180.0 million from the term loan facility and repaid $125.0 million outstanding under its Interim Loan Facility and $245.0 million outstanding under its existing $325.0 million Credit Facility. Both the $125.0 million Interim Loan Facility and the $325.0 million Credit Facility were terminated in connection with Gartner entering into the 2007 Credit Agreement. In conjunction with the refinancing, the Company also terminated its interest rate swap contract.
In February 2007 the Company’s Board of Directors authorized a new program to repurchase up to $200.0 million of Gartner common stock. The program replaces the $100.0 million share repurchase program approved in October 2005. Repurchases will be made from time-to-time through open market purchases. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases will be funded from cash flow from operations and possible borrowings under the Company’s 2007 Credit Facility.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report on Form 10-K to be signed on its behalf by the undersigned, duly authorized, in Stamford, Connecticut, on March 1, 2007.

Gartner, Inc.
Date: March 1, 2007	By:	/s/ Eugene A. Hall
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Eugene A. Hall Eugene A. Hall	Director and Chief Executive Officer (Principal Executive Officer)	March 1, 2007

/s/ Christopher Lafond Christopher Lafond	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2007

Michael J. Bingle Michael J. Bingle	Director	March 1, 2007

/s/ Richard J. Bressler Richard J. Bressler	Director	March 1, 2007

/s/ Anne Sutherland Fuchs Anne Sutherland Fuchs	Director	March 1, 2007

/s/ William O. Grabe William O. Grabe	Director	March 1, 2007

/s/ Max D. Hopper Max D. Hopper	Director	March 1, 2007

/s/ John R. Joyce John R. Joyce	Director	March 1, 2007

/s/ Stephen G. Pagliuca Stephen G. Pagliuca	Director	March 1, 2007

/s/ James C. Smith James C. Smith	Director	March 1, 2007

/s/ Jeffrey W. Ubben Jeffrey W. Ubben	Director	March 1, 2007

/s/ Maynard G. Webb, Jr. Maynard G. Webb, Jr.	Director	March 1, 2007