Form 10-Q
period 2007-03-31
GARTNER INC
filed 2007-05-03
CIK 749251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 23, 2007, 104,041,570 shares of the registrant’s common shares were outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GARTNER, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$91,094	$67,801
Fees receivable, net	309,748	328,383
Deferred commissions	41,841	46,822
Prepaid expenses and other current assets	57,084	41,027

Total current assets	499,767	484,033
Property, equipment and leasehold improvements, net	58,757	59,715
Goodwill	409,161	408,545
Intangible assets, net	5,224	5,978
Other assets	84,523	81,522

Total Assets	$1,057,432	$1,039,793

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$141,742	$208,002
Deferred revenues	390,870	375,881
Current portion of long-term debt	234,000	220,000

Total current liabilities	766,612	803,883
Long-term debt	171,000	150,000
Other liabilities	84,392	59,592

Total Liabilities	1,022,004	1,013,475

Stockholders’ Equity
Preferred stock	—	—
Common stock	78	78
Additional paid-in capital	544,845	544,686
Unearned compensation, net	(1,692)	(2,208)
Accumulated other comprehensive income, net	13,842	13,097
Accumulated earnings	257,196	249,004
Treasury stock, at cost	(778,841)	(778,339)

Total Stockholders’ Equity	35,428	26,318

Total Liabilities and Stockholders’ Equity	$1,057,432	$1,039,793

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Research	$158,800	$137,092
Consulting	76,267	75,893
Events	26,927	14,495
Other	2,203	3,449

Total revenues	264,197	230,929
Costs and expenses:
Cost of services and product development	123,713	105,349
Selling, general and administrative	115,746	99,467
Depreciation	5,735	5,660
Amortization of intangibles	529	3,383
META integration charges	—	1,450

Total costs and expenses	245,723	215,309

Operating income	18,474	15,620
Interest expense, net	(6,263)	(4,363)
Other expense, net	(38)	(694)

Income before income taxes	12,173	10,563
Provision for income taxes	3,981	2,793

Net income	$8,192	$7,770

Income per common share:
Basic	$0.08	$0.07
Diluted	$0.08	$0.07

Weighted average shares outstanding:
Basic	103,521	113,769
Diluted	108,263	115,798
See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net income	$8,192	$7,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	6,264	9,043
Stock compensation expense	5,566	2,546
Excess tax benefits from stock-based compensation	(3,535)	(1,400)
Deferred taxes	(1,117)	(737)
Amortization and writeoff of debt issue costs	693	201
Changes in assets and liabilities:
Fees receivable, net	19,511	36,421
Deferred commissions	5,071	7,308
Prepaid expenses and other current assets	(15,874)	(5,454)
Other assets	(2,467)	146
Deferred revenues	13,011	23,550
Accounts payable, accrued, and other liabilities	(35,537)	(73,289)

Cash (used) provided by operating activities	(222)	6,105

Investing activities:
Additions to property, equipment and leasehold improvements	(4,777)	(3,356)
Other investing activities, net	—	(139)

Cash used in investing activities	(4,777)	(3,495)

Financing activities:
Proceeds from interest rate swap	1,167	—
Proceeds from stock issued for stock plans	11,984	11,894
Proceeds from debt issuance	405,000	—
Payments for debt issuance costs	(1,257)	—
Payments on debt	(370,000)	(3,333)
Purchases of treasury stock	(23,001)	(17,184)
Excess tax benefits from stock-based compensation	3,535	1,400

Cash provided (used) in financing activities	27,428	(7,223)

Net increase (decrease) in cash and cash equivalents	22,429	(4,613)
Effects of exchange rates on cash and cash equivalents	864	(29)
Cash and cash equivalents, beginning of period	67,801	70,282

Cash and cash equivalents, end of period	$91,094	$65,640

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 — Basis of Presentation
These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner, Inc. (“Gartner” or the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2006.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management’s knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2007 may not be indicative of the results of operations for the remainder of 2007. Certain prior year amounts have been reclassified to conform to the current year presentation. Sales tax collected from customers remitted to governmental authorities is presented on a net basis in the Consolidated Statements of Operations.
Note 2 — Comprehensive Income
The components of comprehensive income for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net income:	$8,192	$7,770
Other comprehensive income, net of tax:
Foreign currency translation adjustments	765	272
Unrealized loss on interest rate swap	(1,085)	1,257
Realized gain on interest rate swap (a)	1,033	—
Amortization of pension unrealized loss	32	—

Other comprehensive income	745	1,529

Comprehensive income	$8,937	$9,299

(a)	Net of approximately $0.1 million reclassified to earnings in the first quarter of 2007.
Note 3 — Computations of Income per Share of Common Stock
The following table sets forth the reconciliation of the basic and diluted income per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Net income used for calculating basic and diluted income per share	$8,192	$7,770

Denominator:
Weighted average number of common shares used in the calculation of basic income per share	103,521	113,769
Common stock equivalents associated with stock-based compensation plans	4,742	2,029

Shares used in the calculation of diluted income per share	108,263	115,798

Basic income per share	$0.08	$0.07

Diluted income per share	$0.08	$0.07

For the three months ended March 31, 2007 and 2006, 0.5 million and 1.3 million options and stock-settled stock appreciation rights, respectively, were not included in the computation of diluted income per share because the effect would have been anti-dilutive.

Note 4 — Stock-Based Compensation
The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company’s awards include stock options, stock-settled stock appreciation rights, restricted stock, service- and performance-based restricted stock units, and common stock equivalents.
The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards 123(R), Share-Based Payment (“SFAS No. 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”). Under SFAS No. 123(R), stock-based compensation expense is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of estimated forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period. All of the Company’s stock-based compensation awards are classified as equity awards in accordance with SFAS No. 123(R).
During the first quarter of 2007, the Company recognized $5.6 million of pre-tax stock compensation expense under SFAS No. 123(R), with $2.6 million recorded in Cost of services and product development expense and $3.0 million recorded in Selling, general and administrative expense in the Condensed Consolidated Statement of Operations. In the first quarter of 2006, the Company recognized $2.5 million of pre-tax stock compensation expense under SFAS No. 123(R), with $1.4 million recorded in Cost of services and product development expense and $1.1 million recorded in Selling, general and administrative expense.
As of March 31, 2007, the Company had $55.3 million of total unrecognized stock-based compensation cost, which is expected to be recognized as stock-based compensation expense over the remaining weighted-average service period of approximately 2.7 years. For the three months ended March 31, 2007, excess tax benefits realized from the exercise of stock-based compensation awards was $3.5 million. At the present time, the Company issues treasury shares upon the exercise or settlement of stock-based compensation awards.
Stock Options and Stock Appreciation Rights
A summary of the changes in stock options outstanding during the three months ended March 31, 2007 follows:

			Weighted
			Average
		Weighted	Remaining
	Options in	Average	Contractual
	millions	Exercise Price	Term

Outstanding at December 31, 2006	12.8	$11.10	5.17 years
Granted	—	—	—
Forfeited or expired	(0.1)	11.43	nm
Exercised (1)	(1.0)	11.70	nm

Outstanding at March 31, 2007 (2)	11.7	$11.05	5.05 years

Vested and exercisable at March 31, 2007 (2)	8.2	$10.95	4.65 years

nm=not meaningful

(1)	Options exercised during the first quarter of 2007 had an intrinsic value of $10.7 million. The Company received approximately $12.0 million in cash from stock option exercises in the first quarter of 2007.

(2)	At March 31, 2007, options outstanding and options vested and exercisable had aggregate intrinsic values of $151.4 million and $106.4 million, respectively.
A summary of the changes in stock-settled stock appreciation rights (SARs) outstanding during the three months ended March 31, 2007 follows:

Weighted
			Weighted	Average
		Weighted	Average	Remaining
	SARs in	Average	Grant Date	Contractual
	millions	Exercise Price	Fair Value	Term

Outstanding at December 31, 2006	1.22	$14.48	$6.02	6.38 years
Granted (1)	0.6	21.82	7.99	7.00 years
Forfeited or expired	—	—	—	—
Exercised	—	—	—	—

SARs outstanding at March 31, 2007 (2)	1.8	$16.99	$6.66	6.39 years

Vested and exercisable at March 31, 2007	—	$—	$—	—

(1)	SARs generally vest ratably over a four-year service period and expire in seven years.

(2)	At March 31, 2007, SARs outstanding had an aggregate intrinsic value of $12.4 million.
The fair value of the Company’s stock options and SARs was estimated on the date of grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2007	2006
Expected dividend yield (1)	0%	0%
Expected stock price volatility (2)	33%	40%
Risk-free interest rate (3)	4.7%	4.7%
Expected life in years (4)	4.8	4.8

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. Historically, Gartner has not paid dividends on its common stock.

(2)	Expected stock price volatility was based on both historical Gartner common stock prices and implied volatility from publicly traded options in Gartner common stock.

(3)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity of the expected life of the award.

(4)	The expected life in years was based on the “simplified” calculation provided for in SAB No. 107. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made.
Restricted Stock, Restricted Stock Units, and Common Stock Equivalents
The fair value of restricted stock, restricted stock units (RSUs), and common stock equivalents (CSEs) is determined on the date of grant based on the market price of the Company’s common stock. The fair value of these awards is recognized as compensation expense as follows: (i) restricted stock awards generally vest based on the achievement of a market condition and are expensed on a straight-line basis over three years; (ii) service-based RSUs vest ratably over four years and are expensed on a straight-line basis over four years; (iii) performance-based RSUs are subject to both performance and service conditions, vest ratably over four years, and are expensed on an accelerated basis as required by SFAS No. 123(R); and (iv) CSEs vest immediately and are recorded as expense on the date of grant.
A summary of the changes in restricted stock, restricted stock units, and common stock equivalents during the three months ended March 31, 2007, is presented in the table below:

		Weighted-		Weighted-	Common	Weighted-
		Average	Restricted	Average	Stock	Average
	Restricted	Grant Date	Stock Units	Grant Date	Equivalents	Grant Date
	Stock	Fair Value	(RSUs)	Fair Value	(CSEs)	Fair Value

Nonvested at December 31, 2006	511,000	$8.81	1,521,620	$14.13	—	$—
Granted (1), (2)	—	—	992,768	21.85	4,527	24.30
Vested or settled (2)	—	—	(1,225)	13.75	(4,527)	24.30
Forfeited	—	—	(13,325)	13.75	—	—

Nonvested at March 31, 2007 (3), (4)	511,000	$8.81	2,499,838	$17.20	—	$—

(1)	Included in the 992,768 RSUs granted were 481,007 service-based RSUs awarded to non-executive staff and 511,761 shares of performance-based RSUs awarded to executives. The performance-based RSUs are subject to a performance condition tied to an annual increase in the Company’s subscription-based contract value for 2007. With respect to the performance condition, the 511,761 performance-based RSUs granted represent the target amount, and the number of RSUs that will ultimately vest will be between 0% and 200% of the target amount depending on which performance level is achieved. If the minimum performance condition is not met, the performance-based RSUs will expire, and any compensation expense already recorded will be reversed.

(2)	Fees paid to directors are paid in CSEs. These vest immediately and are convertible into common shares when the director leaves the Board of Directors.

(3)	Vesting of 500,000 shares of the restricted stock is subject to a market condition, as follows: (i) 300,000 shares when the Company’s common stock trades at an average price of $20 or more for sixty consecutive trading days, (ii) 100,000 shares when the Company’s common stock trades at an average price of $25 or more for sixty consecutive trading days, and (iii) 100,000 shares when the Company’s common stock trades at an average price of $30 or more for sixty consecutive trading days.

(4)	The weighted-average remaining contractual term of the restricted stock units is 1.9 years. The restricted stock has no defined contractual term.
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
The Company evaluates reportable segment performance and allocates resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain Cost of services and product development and selling, general and administrative expenses, depreciation, META integration charges, amortization of intangibles, and Other charges. Certain costs included in consolidated Cost of services and product development are not allocated to segment expense, primarily web maintenance and customer relationship database costs, and certain bonus and fringe charges. The accounting policies used by the reportable segments are the same as those used by the Company.
The Company does not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not reported by segment because the information is not available and is not reviewed in the evaluation of segment performance or in making decisions in the allocation of resources.
The following tables present information about the Company’s reportable segments (in thousands). The “Other” column includes certain revenues and other expenses unallocated to reportable segments, expenses allocated to operations that do not meet the segment reporting quantitative threshold, and other charges. There are no inter-segment revenues:

	Research	Consulting	Events	Other	Consolidated
Three Months Ended March 31, 2007:
Revenues	$158,800	$76,267	$26,927	$2,203	$264,197
Gross contribution	99,302	28,036	14,171	1,652	143,161
Corporate and other expenses					(124,687)

Operating income					$18,474

	Research	Consulting	Events	Other	Consolidated
Three Months Ended March 31, 2006:
Revenues	$137,092	$75,893	$14,495	$3,449	$230,929
Gross contribution	84,487	33,826	6,427	2,813	127,553
Corporate and other expenses					(111,933)

Operating income					$15,620

Note 6 — Goodwill and Intangible Assets
Changes in the carrying amount of goodwill, by reporting segment, for the three months ended March 31, 2007, are as follows:

	Balance	Currency	Balance
	December 31,	Translation	March 31,
	2006	Adjustments	2007
Research	$282,467	$553	$283,020
Consulting	87,666	47	87,713
Events	36,330	16	36,346
Other	2,082	—	2,082

Total goodwill	$408,545	$616	$409,161

The following table presents the Company’s intangible assets subject to amortization (in thousands):

March 31, 2007

	Customer
	Relationships	Other	Total
Gross cost	$7,700	$1,035	$8,735
Accumulated amortization	(3,080)	(431)	(3,511)

Net	$4,620	$604	$5,224

December 31, 2006

	Customer
	Relationships	Other	Total
Gross cost	$7,700	$1,265	$8,965
Accumulated amortization	(2,695)	(292)	(2,987)

Net	$5,005	$973	$5,978

The Other category includes noncompete agreements and trademarks. Aggregate amortization expense for the three-month periods ended March 31, 2007 and 2006 was $0.5 million and $3.4 million, respectively. The estimated future amortization expense for purchased intangibles is as follows (in thousands):

2007 (remaining nine months)	$1,500
2008	1,600
2009	1,600
2010	524

$5,224

Note 7 — Liabilities
The Company has certain liabilities recorded under Emerging Issues Task Force Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Combination” (“EITF 95-3”). The following table provides the activity under EITF 95-3 for the three months ended March 31, 2007 (dollars in thousands):

	Balance		Balance
	December		March 31,
	31, 2006	Payments	2007
Lease terminations	$3,211	$(1,018)	$2,193
Costs to exit activities	255	(25)	230
Tax contingencies	503	—	503

	$3,969	$(1,043)	$2,926

The Company expects the remaining exit costs to be paid in 2007, while the lease obligations will be paid over their respective contract periods through 2012. The Company is uncertain at this time regarding the timing of payment of the remaining tax contingencies.
The following table summarizes the activity related to the liability for restructuring programs recorded as Other charges in the Condensed Consolidated Statements of Operations in prior periods (in thousands):

	Workforce	Excess	Asset
	Reduction	Facilities	Impairments
	Costs	Costs	And Other	Total
Accrued liability at December 31, 2005	$3,591	$20,595	$587	$24,773
Charges during first quarter of 2006	—	—	—	—
Currency translation and reclassifications	(17)	26	—	9
Payments	(1,683)	(1,527)	(50)	(3,260)

Accrued liability at March 31, 2006	1,891	19,094	537	21,522
Charges during remainder of 2006	—	—	—	—
Currency translation and reclassifications	(96)	258	(120)	42
Payments	(1,114)	(4,322)	(417)	(5,853)

Accrued liability at December 31, 2006	681	15,030	—	15,711
Charges during first quarter of 2007	—	—	—	—
Currency translation and reclassifications	8	(1)	—	7
Payments	(5)	(1,388)	—	(1,393)

Accrued liability at March 31, 2007	$684	$13,641	$—	$14,325

The Company expects the remaining workforce reduction costs to be paid in 2007, while costs for excess facilities will be paid as the leases expire, through 2011. The Company intends to fund these payments from existing cash.
Note 8 — Debt
On January 31, 2007, the Company refinanced its existing borrowing arrangements by entering into a five-year, $180.0 million term loan and a $300.0 million revolving credit facility which may be increased, at Gartner’s option, by up to an additional $100.0 million, for a total revolving credit facility of $400.0 million (the “Credit Agreement”). The term loan will be repaid in 18 consecutive quarterly installments commencing September 30, 2007, plus a final payment due on January 31, 2012, and may be prepaid at any time without penalty or premium at the option of Gartner. The revolving credit facility may be used for loans, and up to $15.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and reborrowed until January 31, 2012, at which time all amounts borrowed must be repaid. Borrowings under the Credit Agreement may be either prime-based or Libor-based. Interest rates under these borrowings include a base rate plus a margin between 0.00% and 0.25% on prime borrowings and between .625% and 1.25% on Libor borrowings. Generally, the Company’s borrowings are Libor-based.
The Company incurred approximately $1.3 million of debt issuance costs related to the refinancing, which will be amortized to interest expense over the term of the new debt. In addition, the Company also expensed approximately $0.3 million in the first quarter of 2007 related to previously capitalized debt issuance costs.
On January 31, 2007, the Company drew down $190.0 million from the revolving facility and $180.0 million from the term loan facility under the new Credit Agreement and repaid $370.0 million outstanding under its prior borrowing arrangement, which was terminated. In conjunction with the refinancing, the Company also terminated its interest rate swap contract which resulted in a realized gain of approximately $1.2 million. In accordance with the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the gain was recorded in other comprehensive income and will be amortized to interest expense through June 29, 2010, which was the maturity of the terminated financing arrangement.
At March 31, 2007, the Company had $180.0 million outstanding on the term loan and $225.0 outstanding on the revolver. As of March 31, 2007, the annualized interest rate on this debt was approximately 6.23%, which includes a base rate of 5.35% plus a margin of .875%. The Company had approximately $72.0 million of remaining borrowing capacity under the revolver as of March 31, 2007.
In conjunction with the refinancing, the Company entered into an interest rate swap agreement that hedges the base interest rate risk on the term loan. The swap effectively converts the floating base rate on the term loan to a fixed rate. Under the swap terms, the Company pays a 5.06% fixed rate and in return receives a three-month floating LIBOR rate. The three-month LIBOR rate on the swap matches the base rate paid on the term loan since both use three-month LIBOR. The swap had an initial notional value of $180.0 million which declines as payments are made on the term loan so that the amount outstanding under the term loan and the notional amount of the swap will always be equal. The swap had a notional amount of $180.0 million at March 31, 2007, which was the same as the outstanding amount of the term loan. Including the impact of the interest rate swap, the annualized effective interest rate on the term loan was approximately 5.94% as of March 31, 2007.
The Company accounts for the swap as a cash flow hedge in accordance with SFAS No. 133 which requires all derivatives, whether designated as hedges or not, to be recorded on the balance sheet at fair value. Since the swap qualifies as a cash flow hedge under SFAS No. 133, changes in the fair value of the swap will be recorded in other comprehensive income as long as the swap continues to effectively hedge the base interest rate risk on the term loan. Any ineffective portion of changes in the fair value of the hedge will be recorded in earnings. At March 31, 2007, there was no ineffective portion of the hedge as defined under SFAS No. 133. The interest rate swap had a negative fair value of approximately $1.1 million at March 31, 2007, which is recorded in other comprehensive income.
Note 9 — Equity and Stock Programs
In February 2007, the Company’s Board of Directors authorized a new program to repurchase up to $200.0 million of Gartner common stock. The program replaces the $100.0 million share repurchase program approved in October 2005. Repurchases will be made from time-to-time through open market purchases. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases will be funded from cash flow from operations and possible borrowings under the Company’s credit arrangement.
The Company repurchased 1,056,300 shares of its common stock in the first quarter of 2007 under the new program at a cost of approximately $23.0 million. The Company repurchased 1,174,550 shares in the first quarter of 2006 at a cost of $16.2 million under its prior repurchase program.

Note 10 — Income Taxes
The provision for income taxes was $4.0 million in the first quarter of 2007 compared to $2.8 million in the first quarter of 2006. The effective tax rate for the first quarter of 2007 was 32.7%, which is consistent with the year ended December 31, 2006 effective tax rate of 32.2%. The effective tax rate for the first quarter of 2006 was 26.4% which differs from the 2007 effective tax rate due to differences in the estimated mix of pre-tax income by jurisdiction.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption.
The Company adopted FIN 48 at the beginning of 2007. As a result of the implementation the Company decreased its reserves for uncertain tax positions by approximately $1.4 million and decreased its deferred tax assets by approximately $1.4 million. Because the amounts were offsetting, there was no adjustment to the beginning balance of retained earnings on the balance sheet. As of the adoption date of January 1, 2007, the Company has gross unrecognized tax benefits of approximately $25.1 million. Of this amount, approximately $20.0 million would favorably affect the effective income tax rate if recognized in future periods. It is reasonably possible that $5.5 million of unrecognized tax benefits as of January 1, 2007 will reverse prior to December 31, 2007 due to the expiration of statutes of limitation and settlement of audits. The nature of the uncertainties vary by jurisdiction and principally relate to potential differences in application of the law regarding the operations of the Company. There have been no material changes to these amounts in the three months ended March 31, 2007.
FIN 48 also requires companies to reclassify uncertain tax positions not expected to be settled within one year to long term liabilities. Therefore, Accounts Payable and Accrued Liabilities decreased by approximately $19.6 million and Other Liabilities increased by approximately $19.6 million. There have been no material changes to these amounts in the three months ended March 31, 2007.
Upon adoption of FIN 48, we have elected an accounting policy to classify accrued interest and penalties related to unrecognized tax benefits in our income tax provision. Previously, our policy was to classify interest and penalties as an operating expense in arriving at pretax income. The Company has approximately $0.1 million of accrued interest and penalties recorded as of January 1, 2007 related to the unrecognized tax benefits. There has been no material change to this amount in the three months ended March 31, 2007.
The number of years with open tax audits varies depending on the tax jurisdiction. Generally, our statutes are open for tax years ended September 30, 1999 and forward. Our major taxing jurisdictions include the U.S. (federal and state), the United Kingdom, Italy, Denmark, and Canada.
The Company received Examination Reports from the Internal Revenue Service (“IRS”) in October 2005 and October 2006 in connection with audits of the Company’s federal income tax returns for the tax years ended September 30, 1999 through December 31, 2004. The IRS proposed adjustments relating primarily to the valuation of intangible assets licensed by Gartner to a foreign subsidiary and the calculation of payments made pursuant to a cost sharing arrangement between Gartner and a foreign subsidiary. Gartner appealed the initial findings and has reached a settlement on the issues with the IRS Appeals Office. With respect to the audits, the Company had recorded provisions in prior periods based on estimates of the amount for which the claim would be settled. Based on the outcome of our negotiations, we released reserves and recorded a benefit of $1.5 million in 2006. The Company has considered the impact of the adoption of FIN 48 on the settlement of the IRS examination and there is no material impact on the condensed consolidated financial statements.
Note 11 — Defined Benefit Pension Plans
The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company accounts for material defined benefit plans in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”, as amended (“SFAS No. 87”). Net periodic pension expense was $0.6 million and $0.7 million in the first quarters of 2007 and 2006, respectively. None of these plans have plan assets as defined under SFAS No. 87.
Note 12 — Contingencies
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
The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of March 31, 2007, we did not have any indemnification agreements that would require material payments.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of the following Management’s Discussion and Analysis (“MD&A”) is to help facilitate the understanding of significant factors influencing the first quarter operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2006. Historical results and percentage relationships are not necessarily indicative of operating results for future periods.
References to “the Company,” “we,” “our,” and “us” are to Gartner, Inc. and its subsidiaries.
Forward-Looking Statements
In addition to historical information, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Factors That May Affect Future Performance” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2006. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers also should review carefully any risk factors described in other reports filed by us with the Securities and Exchange Commission.
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
EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION
We continue to focus on executing our strategy of investing in our sales capability, and our sales force of 716 associates is up approximately 25% over the prior year quarter. The Research segment benefited strongly from this investment, with revenue up 16% in the first quarter of 2007, to $158.8 million from $137.1 million in the prior year quarter. Contract value at March 31, 2007 was the highest in the Company’s history, at $667.5 million, up 19% from March 31, 2006 and up 4% from December 31, 2006, including the impact of foreign currency. On a year-over-year basis, contract value has now increased for 13 consecutive quarters. Both our research client retention rate and wallet retention rate remained strong at 82% and 104%, respectively.
Revenue from our Consulting segment was $76.3 million in the first quarter of 2007, up just slightly from the $75.9 million in the prior year quarter. Consulting backlog at March 31, 2007 was $106.6 million, which is down about 3% from March 31, 2006. The consultant utilization rate decreased 1 point, to 67% in the current quarter from 68% in the first quarter of 2006. Both the average hourly billing rate and the average annualized revenue per billable headcount were down slightly from the prior year but were still within our target ranges. Billable headcount was up about 2% year-over-year, to 516 from 507.
We continue to focus on managing the Events portfolio by retaining successful events and introducing promising new events that will yield increasing revenue performance. Adjusted for a shift in our events calendar, Revenue for this segment was up 16% in the first quarter of 2007 compared to the prior year period, with the increase due to both on-going events and new events. We held 12 events in the first quarter of 2007 compared to 6 in the prior year period, with four of the additional events due to a shift in the events calendar.
We also continue to focus on enhancing shareholder value through the continued evolution of our capital structure. In January 2007 we closed on a new credit facility which increased our total debt capacity to $480.0 million, and in February 2007 our Board of Directors approved a new $200.0 million share buyback program. We repurchased 1.1 million shares in the first quarter of 2007 under this program.
We had net income of $8.2 million in the first quarter of 2007, or $0.08 per diluted share, compared to $0.07 per diluted share for the prior year period, and we ended the quarter with $91.1 million of cash.
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
The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that have a 30-day cancellation clause, but have not produced material cancellations to date. It is our policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue, since the contract represents a legally enforceable claim. For those government contracts that permit termination, we bill the client the full amount billable under the contract but only record a receivable equal to the earned portion of the contract. In addition, we only record deferred revenue on these government contracts when cash is received. Deferred revenues attributable to government contracts were $48.1 million and $47.9 million at March 31, 2007 and December 31, 2006, respectively. In addition, at March 31, 2007 and December 31, 2006, the Company had not recognized uncollected receivables or deferred revenues, relating to government contracts that permit termination, of $5.9 million and $9.6 million, respectively.
Uncollectible fees receivable — The allowance for losses is composed of a bad debt and a sales and allowance reserve. Provisions are charged against earnings. The measurement of likely and probable losses and the allowance for uncollectible fees receivable is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires material estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of fees receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients’ liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due, and the effectiveness of our collection efforts. Trade receivables at March 31, 2007 were $309.7 million, which is net of an allowance for losses of approximately $8.0 million. Trade receivables at December 31, 2006 were $328.4 million, net of an allowance for losses of approximately $8.7 million.

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
Accounting for stock-based compensation — We account for awards of stock-based compensation in accordance with Statement of Financial Accounting Standards 123(R), Share-Based Payment (“SFAS No, 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”). In accordance with SFAS No. 123(R), the Company recognizes stock-based compensation expense, which is based on the fair value of the award on the date of grant, over the related service period, net of estimated forfeitures (see Note 4 — Stock-Based Compensation in the Notes to the Condensed Consolidated Financial Statements).
Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain highly complex and subjective assumptions, including the expected life of the stock compensation awards and the Company’s common stock price volatility. In addition, determining the appropriate amount of associated periodic expense requires management to estimate the rate of employee forfeitures and for some awards, the likelihood of achievement of certain performance targets. The assumptions used in calculating the fair value of stock compensation awards and the associated periodic expense represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, then the amount of expense may need to be adjusted and future stock compensation expense could be materially different from what has been recorded in the current period.
Contingencies and other loss reserves and accruals — We may record accruals for severance costs, lease costs associated with excess facilities, contract terminations and asset impairments as a result of actions we undertake to streamline our organization, reposition certain businesses and reduce ongoing costs. Estimates of costs to be incurred to complete these actions, such as future lease payments, sublease income, the fair value of assets, and severance and related benefits, are based on assumptions at the time the actions are initiated. To the extent actual costs differ from those estimates, reserve levels may need to be adjusted against earnings. In addition, these actions may be revised due to changes in business conditions that we did not foresee at the time such plans were approved. Additionally, we record accruals for estimated incentive compensation costs during each year. Amounts accrued at the end of each reporting period are based on our estimates and may require adjustment as the ultimate amount paid associated with these incentives are sometimes not known until after year-end.

RESULTS OF OPERATIONS
Overall Results
Total revenues increased 14%, or $33.3 million, to $264.2 million in the first quarter of 2007 compared to $230.9 million for the first quarter of 2006. Revenues increased in the Research segment by 16%, while Consulting was flat and Events was up 86%. The increase in Events revenues was due to the seasonality of our events calendar and strong attendee growth in our on-going events. The effects of foreign currency translation added approximately $5.8 million, or about 2 percentage points, to the increase in total revenue for the first quarter of 2007. Please refer to the section of this MD&A entitled “Segment Results” for a further discussion of revenues by segment.
Cost of services and product development increased by $18.4 million, or 17%, to $123.7 million in the first quarter of 2007 compared to $105.3 million in the first quarter of 2006. Excluding the $3.3 million negative effect of foreign currency translation, Cost of services and product development would have increased by 14%. In addition to foreign currency translation, the increase in year-over-year expense also reflects approximately $5.0 million of higher conference expenses related to our Events schedule. We held 12 events in the first quarter of 2007 compared to 6 in the prior year period. The 12 events in 2007 included 2 new events, as well as 4 events that were held in the second quarter in the prior year. We had approximately $3.5 million of additional employee compensation costs, due to higher headcount and merit salary increases. In addition, charges for stock-based compensation expense under SFAS No. 123(R) were higher by $1.2 million in the first quarter of 2007 compared to 2006, and we had about $5.0 million more of expenses for travel, training, and other costs. As a percentage of sales, Cost of services and product development increased to 47% during the first quarter of 2007 from 46% during the first quarter of 2006, primarily due to lower utilization and investment in additional senior level resources in our Consulting business.
Selling, general and administrative expenses increased $16.3 million, or 16%, to $115.7 million in the first quarter of 2007 from $99.5 million in the first quarter of 2006. The effects of foreign currency translation added approximately 2 percentage points to the increase, or $2.6 million. In addition to the $2.6 million of increased costs due to foreign currency translation, approximately $6.0 million of the increase was due to continued investment in our sales channel and merit salary increases. We had 716 sales associates at March 31, 2007, a 25% increase over the prior year quarter. In addition, we had $3.0 million of higher merit salary and related costs for other staff, and $2.0 million of higher recruiting and relocation costs. We also had increased costs for facilities of approximately $0.9 million and $1.8 million of higher stock-based compensation expense under SFAS No. 123(R).
Depreciation expense was $5.7 in both the first quarter of 2007 and 2006. Capital spending increased $1.4 million, with $4.8 million purchased in the first quarter of 2007 and $3.4 million in the prior year quarter.
Amortization of intangibles was $0.5 million for the first quarter of 2007 compared to $3.4 million in the prior year period. The decrease was due to certain intangibles becoming fully amortized.
META integration charges were $1.5 million for the first three months of 2006. These expenses were primarily for severance, and for consulting, accounting, and tax services.
Interest expense, net was $6.3 million and $4.3 million in the first quarters of 2007 and 2006, respectively. The increase in our interest expense was primarily due to approximately $130.0 million of additional weighted-average debt outstanding in the first quarter of 2007 compared to the prior year quarter. In addition, we also had $0.5 million of increased amortization and write-off of debt issuance costs related to the refinancing of our debt in the first quarter of 2007. The weighted-average interest rate on our debt was down slightly, to 6.25% in the first quarter of 2007 from 6.45% in the first quarter of 2006.
Other expense, net was less than $0.1 million and $0.7 million for the first quarters of 2007 and 2006, respectfully, consisting primarily of net foreign currency exchange losses.
The provision for income taxes was $4.0 million in the first quarter of 2007 compared to $2.8 million in the first quarter of 2006. The effective tax rate for the first quarter of 2007 was 32.7%, which is consistent with the year ended December 31, 2006 effective tax rate of 32.2%. The effective tax rate for the first quarter of 2006 was 26.4% which differs from the 2007 effective rate due to differences in the estimated mix of pre-tax income by jurisdiction.
SEGMENT RESULTS
We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain Cost of services and product development and selling, general and administrative expenses, depreciation, META integration charges, amortization of intangibles, and Other charges. Gross contribution margin is defined as gross contribution as a percentage of revenues.
Research
Research revenues increased 16%, to $158.8 million for the first quarter of 2007, compared to $137.1 million for the first quarter of 2006, an increase of $21.7 million. We had strength across our entire Research product portfolio, in particular in Gartner for IT

Leaders and Executive Programs. Excluding the favorable effects of foreign currency, revenue would have increased approximately 14% over the prior year quarter.
Research gross contribution of $99.3 million for the first quarter of 2007 increased $14.8 million, or 18%, from the $84.5 million for the first quarter of 2006, while the gross contribution margins were 63% and 62%, respectively. The improved margin was due to operating leverage provided by the stronger revenue performance. The 2007 contribution margin improved despite higher charges of approximately $0.9 million for stock-based compensation under SFAS No. 123(R).
Research contract value increased $106.7 million, or 19%, to $667.5 million at March 31, 2007 from $560.8 million at March 31, 2006. Adjusted for the impact of foreign currency translation, research contract value is up 16% year-over-year. Client retention increased 3 percentage points, to 82% at March 31, 2007, from 79% at March 31, 2006. Wallet retention rate increased to 104% during the first quarter of 2007 from 88% during the first quarter of 2006. Our Executive Program membership was 3,570 at March 31, 2007, which is up about 3% from the 3,460 members at March 31, 2006.
Consulting
Consulting revenues were $76.3 million in the first quarter of 2007, up slightly compared to the $75.9 million for the first quarter of 2006. Excluding the favorable effects of foreign currency translation, revenues were down 3% year-over-year, primarily due to lower consultant utilization. Billable headcount was 516 at March 31, 2007, up slightly from 507 at March 31, 2006.
Consulting gross contribution of $28.0 million for the first quarter of 2007 decreased 17% from the $33.8 million for the first quarter of 2006. Gross contribution margin for the first quarter of 2007 decreased 8 percentage points, to 37%, from 45% in the prior year period. The declines were due to lower utilization and $4.0 million of additional labor costs related to additional investment in senior level resources.
The consultant utilization rate decreased to 67% during the first quarter of 2007 compared to 68% in the prior year quarter, while the billing rate for the first quarter of 2007 was about $350 per hour, compared to approximately $365 per hour in the prior year quarter. The average annualized revenue per billable headcount was approximately $400,000 in the first quarter of 2007, down from about $430,000 in the prior year quarter.
Consulting backlog, which represents future revenues to be recognized from consulting, measurement and SAS, decreased $3.1 million, to $106.6 million at March 31, 2007, compared to $109.7 million at March 31, 2006.
Events
Events revenues increased 86%, or $12.4 million, to $26.9 million for the first quarter of 2007 compared to $14.5 million for the first quarter of 2006, with about $8.7 million of the increase due to a shift in our events calendar. The impact of foreign currency translation added about 2 percentage points to the revenue increase. The Company held 12 events in the first quarter of 2007 compared to the six held in the first quarter of 2006. The 12 events held in the first quarter of 2007 included 4 events that were held in the second quarter in 2006, as well as two new events. Adjusted for the impact of events timing, revenue was up about 16% year-over-year, primarily driven by strong attendee growth in our on-going events.
Gross contribution of $14.2 million for the first quarter of 2007 increased from $6.4 million in the first quarter of 2006, mostly due to events timing as discussed above, and to a lesser degree improved profitability from our on-going events. Gross contribution margin for the first quarter of 2007 increased 9 percentage points, to 53% from 44% for the first quarter of 2006. The increase in gross contribution margin was due primarily to timing.
Attendance at our events was 7,392 for the first three months of 2007, compared to 4,226 in the same period in the prior year, a 75% increase. The majority of the increase was due to timing as discussed above. Adjusted for the impact of timing, attendance was up approximately 10%.
LIQUIDITY AND CAPITAL RESOURCES
Cash used by operating activities totaled $0.2 million for the three months ended March 31, 2007, compared to cash provided of $6.1 million for the three months ended March 31, 2006. The net decrease in cash flow from operating activities was primarily due to a change in the timing of events and an increase in the bonus payout. These decreases were somewhat offset by lower cash payments for severance and other charges.
Cash used in investing activities was $4.8 million in the first quarter of 2007 compared to $3.5 million in the prior year period. The increase was due to a year-over-year increase in capital expenditures.
Cash provided by financing activities totaled $27.4 million for the three months ended March 31, 2007, compared to cash used of $7.2 million in the three months ended March 31, 2006, a $34.6 million increase. The increase in cash provided from financing activities was primarily due to additional debt borrowings. We refinanced our debt in January 2007, and we also borrowed an additional $35.0 million in the first quarter of 2007 under our revolver. We increased our use of cash to repurchase shares by $5.8 million, as we repurchased $23.0 million of our common stock in the first quarter of 2007 compared to $17.2 million in the prior year quarter. We received proceeds from stock issued for stock plans of $11.9 million in both the first quarters of 2007 and 2006.
OBLIGATIONS AND COMMITMENTS
We have a Credit Agreement that provides for a five-year, $180.0 million term loan and a $300.0 million revolving credit facility, which may be increased, at Gartner’s option, by up to an additional $100.0 million, for a total revolving credit facility of $400.0 million. The term loan will be repaid in 18 consecutive quarterly installments commencing September 30, 2007, plus a final payment due on January 31, 2012, and may be prepaid at any time without penalty or premium at the option of Gartner. The revolving credit facility may be used for loans, and up to $15.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and reborrowed until January 31, 2012, at which time all amounts borrowed must be repaid. We had $405.0 million outstanding under this borrowing arrangement as of March 31, 2007.
Off-Balance Sheet Arrangements
Through March 31, 2007, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.
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
FACTORS THAT MAY AFFECT FUTURE PERFORMANCE
We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. In addition, we and our clients are affected by the economy. A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of our 2006 Annual Report on Form 10-K and is incorporated herein by reference.
RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007; therefore the Company will begin to apply the standard in its fiscal year commencing January 1, 2008. The Company is in the process of evaluating the impact, if any, SFAS No. 157 will have on its financial position or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2007, we have exposure to changes in interest rates since we had $180.0 million outstanding on our term loan and $225.0 million outstanding on our revolver, both of which are floating rate. Borrowings may be either prime-based or Libor-based. Interest rates under these borrowings include a base rate plus a margin between 0.00% and 0.25% on prime borrowings and between .625% and 1.25% on Libor borrowings.
We have an interest rate swap contract which effectively converts the base floating interest rate on the term loan to a fixed rate. Accordingly, the base interest rate on the term loan is effectively capped at 5.06%. However, we are still exposed to interest rate risk on the revolver. A 25 basis point increase or decrease in interest rates would change pre-tax annual interest expense on the revolver by approximately $0.7 million when fully utilized.
Investment Risk
None.

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
We are exposed to foreign currency transaction risk since we enter into foreign currency forward exchange contracts offset the effects of adverse fluctuations in foreign currency exchange rates. These instruments are typically short term and are reflected at fair value with unrealized and realized gains and losses recorded in earnings. At March 31, 2007, we had nine foreign currency forward contracts outstanding with a total notional amount of approximately $45.5 million and an immaterial net unrealized loss. All of these contracts expired by the end of April 2007.
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
Management conducted an evaluation, as of March 31, 2007, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Act.
In addition, there have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company received Examination Reports from the Internal Revenue Service (“IRS”) in October 2005 and October 2006 in connection with audits of the Company’s federal income tax returns for the tax years ended September 30, 1999 through December 31, 2004. The IRS proposed adjustments relating primarily to the valuation of intangible assets licensed by Gartner to a foreign subsidiary and the calculation of payments made pursuant to a cost sharing arrangement between Gartner and a foreign subsidiary. Gartner appealed the initial findings and has reached a settlement on the issues with the IRS Appeals Office. With respect to the audits, the Company had recorded provisions in prior periods based on estimates of the amount for which the claim would be settled. Based on the outcome of our negotiations, we released reserves and recorded a benefit of $1.5 million in 2006. The Company has considered the impact of the adoption of FIN 48 on the settlement of the IRS examination and there is no material impact on the consolidated financial statements.
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
ITEM 1A. RISK FACTORS
A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of our 2006 Annual Report on Form 10-K and is incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
We have a $200.0 million common share repurchase program. The following table provides detail related to repurchases of our common stock for treasury in the first quarter of 2007 under this program:

			Approximate
			Dollar Value of
			Shares that
			may yet be
			Purchased
			Under our
			Share
	Total Number		Repurchase
	of Shares	Average Price	Program
Period(a)	Purchased	Paid Per Share	(in thousands)
2007
January	—	$—
February	639,300	21.90
March	417,000	21.58

Total	1,056,300	$21.77	$177.0

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
31.1	Certification of chief executive officer under Rule 13a – 14(a)/15d – 14(a).

31.2	Certification of chief financial officer under Rule 13a – 14(a)/15d – 14(a).

32	Certification under 18 U.S.C. 1350.
Items 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date May 3, 2007	/s/	Christopher J. Lafond

Christopher J. Lafond
Executive Vice President
and Chief Financial Officer
(Principal Financial and
Accounting Officer)