Form 10-Q
period 2007-06-30
GARTNER INC
filed 2007-07-31
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of July 24, 2007, 105,517,056 shares of the registrant’s common shares were outstanding.

PART I            FINANCIAL INFORMATION
Item 1. Financial Statements
GARTNER, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$102,838	$67,801
Fees receivable, net	303,508	328,383
Deferred commissions	43,520	46,822
Prepaid expenses and other current assets	65,792	41,027

Total current assets	515,658	484,033
Property, equipment and leasehold improvements, net	60,653	59,715
Goodwill	410,956	408,545
Intangible assets, net	4,613	5,978
Other assets	87,625	81,522

Total Assets	$1,079,505	$1,039,793

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$177,905	$208,002
Deferred revenues	377,183	375,881
Current portion of long-term debt	193,500	220,000

Total current liabilities	748,588	803,883
Long-term debt	166,500	150,000
Other liabilities	83,956	59,592

Total Liabilities	999,044	1,013,475

Stockholders’ Equity
Preferred stock	—	—
Common stock	78	78
Additional paid-in capital	539,506	544,686
Unearned compensation, net	(636)	(2,208)
Accumulated other comprehensive income, net	18,098	13,097
Accumulated earnings	271,244	249,004
Treasury stock, at cost	(747,829)	(778,339)

Total Stockholders’ Equity	80,461	26,318

Total Liabilities and Stockholders’ Equity	$1,079,505	$1,039,793

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Research	$163,753	$138,321	$322,553	$275,413
Consulting	83,555	83,663	159,822	159,556
Events	53,005	58,599	79,932	73,094
Other	3,178	3,510	5,381	6,959

Total revenues	303,491	284,093	567,688	515,022
Costs and expenses:
Cost of services and product development	144,211	137,283	267,924	242,632
Selling, general and administrative	120,523	106,701	236,269	206,168
Depreciation	6,012	6,098	11,747	11,758
Amortization of intangibles	596	3,416	1,125	6,799
META integration charges	—	—	—	1,450
Other charges	9,084	—	9,084	—

Total costs and expenses	280,426	253,498	526,149	468,807

Operating income	23,065	30,595	41,539	46,215
Interest expense, net	(5,398)	(4,479)	(11,661)	(8,842)
Other income (expense), net	1,814	173	1,776	(521)

Income before income taxes	19,481	26,289	31,654	36,852
Provision for income taxes	5,433	8,045	9,414	10,838

Net income	$14,048	$18,244	$22,240	$26,014

Income per common share:
Basic	$0.13	$0.16	$0.21	$0.23
Diluted	$0.13	$0.16	$0.20	$0.22

Weighted average shares outstanding:
Basic	104,259	113,525	103,890	113,646
Diluted	109,571	115,743	108,941	115,911
See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2007	2006
Operating activities:
Net income:	$22,240	$26,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	12,872	18,557
Stock-based compensation expense	13,407	6,997
Excess tax benefits from stock-based compensation	(13,726)	(3,653)
Deferred taxes	(349)	(2,302)
Amortization and writeoff of debt issue costs	914	403
Changes in assets and liabilities:
Fees receivable, net	28,012	32,829
Deferred commissions	3,690	12,278
Prepaid expenses and other current assets	(22,955)	(413)
Other assets	(6,540)	(572)
Deferred revenues	(3,030)	1,568
Accounts payable and accrued liabilities	9,158	(58,727)

Cash provided by operating activities	43,693	32,979

Investing activities:
Additions to property, equipment and leasehold improvements	(12,430)	(7,978)
Other investing activities, net	9	(209)

Cash used in investing activities	(12,421)	(8,187)

Financing activities:
Proceeds from interest rate swap termination	1,167	—
Proceeds from stock issued for stock plans	27,522	22,073
Proceeds from debt issuance	405,000	—
Payments for debt issuance costs	(1,257)	—
Payments on debt	(415,000)	(16,666)
Purchases of treasury stock	(29,690)	(37,025)
Excess tax benefits from stock-based compensation	13,726	3,653

Cash provided (used) in financing activities	1,468	(27,965)

Net increase (decrease) in cash and cash equivalents	32,740	(3,173)
Effects of exchange rates on cash and cash equivalents	2,297	1,958
Cash and cash equivalents, beginning of period	67,801	70,282

Cash and cash equivalents, end of period	$102,838	$69,067

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management’s knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2007 may not be indicative of the results of operations for the remainder of 2007. Certain prior year amounts have been reclassified to conform to the current year presentation. Sales tax collected from customers remitted to governmental authorities is presented on a net basis in the Condensed Consolidated Statements of Operations.
Note 2 – Comprehensive Income
The components of comprehensive income, net of tax effect, for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$14,048	$18,244	$22,240	$26,014
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,883	2,935	3,648	3,207
Unrealized gain on interest rate swap	1,469	860	384	2,117
Realized gain on interest rate swap (a)	(128)	—	905	—
Amortization of pension unrealized loss	32	—	64	—

Other comprehensive income	4,256	3,795	5,001	5,324

Comprehensive income	$18,304	$22,039	$27,241	$31,338

(a)	The six months ended June 30, 2007 is net of approximately $0.2 million reclassified to earnings.
Note 3 – Computations of Income per Share of Common Stock
The following table sets forth the reconciliation of the basic and diluted income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net income used for calculating basic and diluted income per share	$14,048	$18,244	$22,240	$26,014

Denominator:
Weighted average number of common shares used in the calculation of basic income per share	104,259	113,525	103,890	113,646
Common stock equivalents associated with stock-based compensation plans	5,312	2,218	5,051	2,265

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Shares used in the calculation of diluted income per share	109,571	115,743	108,941	115,911

Basic income per share	$0.13	$0.16	$0.21	$0.23

Diluted income per share	$0.13	$0.16	$0.20	$0.22

For the three months ended June 30, 2007 and 2006, 0.6 million and 2.2 million options and stock appreciation rights, respectively, were not included in the computation of diluted income per share because the effect would have been anti-dilutive.
For the six months ended June 30, 2007 and 2006, 0.5 million and 2.0 million options and stock appreciation rights, respectively, were not included in the computation of diluted income per share because the effect would have been anti-dilutive.
Note 4 – Stock-Based Compensation
The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company’s awards include stock options, stock-settled stock appreciation rights, restricted stock, service- and performance-based restricted stock units, and common stock equivalents.
The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards 123(R), Share-Based Payment (“SFAS No. 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”). Under SFAS No. 123(R), stock-based compensation expense is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of estimated forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period. All of the Company’s stock-based compensation awards are classified as equity awards in accordance with SFAS No. 123(R). The Company recognized the following amounts of stock-based compensation expense under SFAS No. 123(R) in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Amount recorded in:
Costs of services and product development expense	$3,500	$2,600	$6,100	$4,000
Selling, general, and administrative expense	4,300	1,900	7,300	3,000

Total stock-based compensation expense	$7,800	$4,500	$13,400	$7,000

As of June 30, 2007, the Company had $50.5 million of total unrecognized stock-based compensation cost, which is expected to be recognized as stock-based compensation expense over the remaining weighted-average service period of approximately 2.6 years. For the six months ended June 30, 2007, excess tax benefits realized from the exercise of stock-based compensation awards was $13.7 million, compared to $3.7 million in the prior year period. Currently the Company issues treasury shares upon the exercise or settlement of stock-based compensation awards.
Stock Options and Stock Appreciation Rights
A summary of the changes in stock options outstanding during the six months ended June 30, 2007 follows:

			Weighted
			Average
		Weighted	Remaining
	Options in	Average	Contractual
	millions	Exercise Price	Term

Outstanding at December 31, 2006	12.8	$11.10	5.17	years
Granted	—	—	—
Forfeited or expired	(0.1)	11.41	nm
Exercised (1)	(2.2)	11.49	nm

Outstanding at June 30, 2007 (2)	10.5	$11.01	4.84	years

Vested and exercisable at June 30, 2007 (2)	8.8	$10.99	4.70	years

nm=not meaningful

(1)	The Company received approximately $26.1 million in cash from stock option exercises in the first six months of 2007. Options exercised during the first six months of 2007 had an intrinsic value of approximately $30.0 million

(2)	At June 30, 2007, options outstanding and options vested and exercisable had aggregate intrinsic values of $141.9 million and $120.1 million, respectively.
A summary of the changes in stock-settled stock appreciation rights (SARs) outstanding during the six months ended June 30, 2007 follows:

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	SARs in	Average	Grant Date	Contractual
	millions	Exercise Price	Fair Value	Term

Outstanding at December 31, 2006	1.2	$14.48	$6.02	6.38	years
Granted (1)	0.6	21.93	8.00	6.99	years
Forfeited or expired	—	—	—	—
Exercised	—	—	—	—

SARs outstanding at June 30, 2007 (2)	1.8	$17.07	$6.71	6.14	years

Vested and exercisable at June 30, 2007	0.3	$14.44	$6.01	5.87	years

(1)	SARs generally vest ratably over a four-year service period and expire in seven years.

(2)	At June 30, 2007, SARs outstanding had an aggregate intrinsic value of $13.6 million, and SARs vested and exercisable had an intrinsic value of $2.9 million.
The fair value of the Company’s stock options and SARs was estimated on the date of grant using the Black-Scholes-Merton valuation model with the weighted-average assumptions in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006 (1)	2007	2006
Expected dividend yield (2)	0%	—	0%	0%
Expected stock price volatility (3)	30%	—	33%	40%
Risk-free interest rate (4)	4.6%	—	4.7%	4.7%
Expected life in years (5)	4.5	—	4.7	4.8

(1)	No awards were made in this period.

(2)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. Historically, Gartner has not paid dividends on its common stock.

(3)	Expected stock price volatility was based on both historical Gartner common stock prices and implied volatility from publicly traded options in Gartner common stock.

(4)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity of the expected life of the award.

(5)	The expected life in years was based on the “simplified” calculation provided for in SAB No. 107. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made.
Restricted Stock, Restricted Stock Units, and Common Stock Equivalents
The fair value of restricted stock, restricted stock units (RSUs), and common stock equivalents (CSEs) is determined on the date of grant based on the market price of the Company’s common stock. The fair value of these awards is recognized as compensation expense as follows: (i) restricted stock awards generally vest based on the achievement of a market condition and are expensed on a straight-line basis over approximately three years; (ii) service-based RSUs vest ratably over four years and are expensed on a straight-line basis over four years; (iii) performance-based RSUs are subject to both performance and service conditions, vest ratably over four years, and are expensed on an accelerated basis as required by SFAS No. 123(R); and (iv) CSEs vest immediately and are recorded as expense on the date of grant.
A summary of the changes in restricted stock, restricted stock units, and common stock equivalents during the six months ended June 30, 2007, is presented in the table below:

		Weighted-		Weighted-	Common	Weighted-
		Average	Restricted	Average	Stock	Average
	Restricted	Grant Date	Stock Units	Grant Date	Equivalents	Grant Date
	Stock	Fair Value	(RSUs)	Fair Value	(CSEs)	Fair Value

Nonvested at December 31, 2006	511,000	$8.81	1,521,620	$14.13	—	$—
Granted (1), (2)	—	—	1,054,634	22.13	8,961	24.55
Vested or settled (2), (3)	(311,000)	—	(401,415)	14.16	(8,961)	24.55
Forfeited	—	—	(32,680)	15.01	—	—

Nonvested at June 30, 2007 (3), (4)	200,000	$7.30	2,142,159	$18.05	—	$—

(1)	The 1,054,634 RSUs included 516,243 performance-based RSUs awarded to executives and 538,391 service-based RSUs awarded to executive and non-executive staff. The performance-based RSUs are subject to a performance condition tied to an annual increase in the Company’s subscription-based contract value for 2007. With respect to the performance condition, the 516,243 performance-based RSUs granted represent the target amount, and the number of RSUs that will ultimately vest will be between 0% and 200% of the target amount depending on which performance level is achieved. If the specified minimum performance condition is not met, the performance-based RSUs will expire, and any compensation expense already recorded will be reversed.

(2)	Director fees are paid to directors in CSEs. The CSEs vest immediately and are convertible into common shares when the director leaves the Board of Directors.

(3)	During the second quarter of 2007, 300,000 shares of the restricted stock vested based on the achievement of a specified market condition, and 11,000 shares vested based on the achievement of the specified service condition. Vesting on the remaining 200,000 shares of restricted stock is also subject to the achievement of a specified market condition, as follows: (i) 100,000 shares vest when the Company’s common stock trades at an average price of $25 or more for sixty consecutive trading days; and (ii) 100,000 shares vest when the Company’s common stock trades at an average price of $30 or more for sixty consecutive trading days.

(4)	The weighted-average remaining contractual term of the RSUs is 1.98 years. The restricted stock has no defined contractual term.
Note 5 – Segment Information
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
The following tables present information about the Company’s reportable segments (in thousands). The “Other” column includes certain revenues and other expenses unallocated to reportable segments, expenses allocated to operations that do not meet the segment reporting quantitative threshold, and other charges. There are no inter-segment revenues:

	Research	Consulting	Events	Other	Consolidated
Three Months Ended June 30, 2007:
Revenues	$163,753	$83,555	$53,005	$3,178	$303,491
Gross Contribution	102,574	34,310	22,613	2,405	161,902
Corporate and other expenses					(138,837)

Operating income					$23,065

Three Months Ended June 30, 2006:
Revenues	$138,321	$83,663	$58,599	$3,510	$284,093
Gross Contribution	83,913	37,040	26,591	2,861	150,405
Corporate and other expenses					(119,810)

Operating income					$30,595

Six Months Ended June 30, 2007:
Revenues	$322,553	$159,822	$79,932	$5,381	$567,688
Gross Contribution	201,876	62,345	36,784	4,056	305,061
Corporate and other expenses					(263,522)

Operating income					$41,539

Six Months Ended June 30, 2006:
Revenues	$275,413	$159,556	$73,094	$6,959	$515,022
Gross Contribution	168,400	70,866	33,018	5,675	277,959
Corporate and other expenses					(231,744)

Operating income					$46,215

Note 6 – Goodwill and Intangible Assets
The changes in the carrying amount of goodwill, by reporting segment, for the six months ended June 30, 2007, are as follows:

	Balance	Currency		Balance
	December 31,	Translation		June 30,
	2006	Adjustments	Adjustments (1)	2007
Research	$282,467	$2,194	$(180)	$284,481
Consulting	87,666	379	(24)	88,021
Events	36,330	49	(7)	36,372
Other	2,082	—	—	2,082

Total goodwill	$408,545	$2,622	$(211)	$410,956

(1)	During the second quarter of 2007, the Company adjusted a lease obligation (See Note 7 – Other Charges and EITF 95-3 Liabilities), resulting in a reduction of $0.2 million of recorded goodwill.

The following table presents the Company’s intangible assets subject to amortization (in thousands):

	Customer
	Relationships	Other	Total
June 30, 2007
Gross cost	$7,700	$951	$8,651
Accumulated amortization	(3,465)	(573)	(4,038)

Net	$4,235	$378	$4,613

	Customer
	Relationships	Other	Total
December 31, 2006
Gross cost	$7,700	$1,265	$8,965
Accumulated amortization	(2,695)	(292)	(2,987)

Net	$5,005	$973	$5,978

The Other category includes noncompete agreements and trademarks. Amortization expense for intangibles was $0.6 million and $3.4 million for the three month periods ended June 30, 2007 and 2006, respectively. For the six month periods ended June 30, 2007 and 2006, amortization expense for intangibles was $1.1 million and $6.8 million, respectively.
The estimated future amortization expense on purchased intangibles is as follows (in thousands):

2007 (remaining six months)	$985
2008	1,610
2009	1,610
2010	408

$4,613

Note 7 – Other Charges and EITF 95-3 Liabilities
Other Charges
In the second quarter of 2007, the Company recorded Other charges of approximately $9.1 million, which included charges of $8.7 million related to a litigation settlement and $2.7 million related to a restructuring. Offsetting these charges was a credit of $2.3 million related to an excess facility.
The $8.7 million charge relates to a settlement agreement the Company entered into with Expert Choice, Inc. and the Company’s insurance carriers to settle all claims, causes of action and disputes arising out of the litigation entitled Expert Choice, Inc. v. Gartner, Inc., U.S. District Court, District of Connecticut, Civil Docket 3:03cv02234. The settlement agreement provided for full and complete mutual releases among the parties, dismissal of the litigation and resolved all disputes between the parties. The total amount of the settlement was $21.5 million, of which $9.5 million will be paid by the Company, and an aggregate of $12.0 million will be paid by the Company’s insurers. The $8.7 million charge includes $8.5 million for the settlement of the claim and approximately $0.2 million of related legal expenses. The Company had previously accrued $1.0 million toward the settlement of this claim.
The Company also recorded a restructuring charge of $2.7 million for termination costs related to the Company’s decision to exit from consulting operations in Asia. The decision to exit APAC consulting resulted in a reduction of 39 consultants, of which 32 received termination benefits included in the $2.7 million charge. In addition, the Company also recorded a credit of approximately $2.3 million to reduce an accrual related to an excess facility, which was returned to service. The Company had recorded the original accrual for this excess facility in 2002.
The Company did not record any Other charges in 2006.

The following table summarizes the activity related to the liability for restructuring programs recorded as Other charges in the Condensed Consolidated Statements of Operations (in thousands):

	Workforce	Excess	Asset
	Reduction	Facilities	Impairments
	Costs	Costs	And Other	Total
Accrued liability at December 31, 2005	$3,591	$20,595	$587	$24,773
Currency translation and reclassifications	(107)	226	3	122
Payments	(2,268)	(3,128)	(138)	(5,534)

Accrued liability at June 30, 2006	1,216	17,693	452	19,361
Currency translation and reclassifications	(6)	58	(123)	(71)
Payments during the remainder of 2006	(529)	(2,721)	(329)	(3,579)

Accrued liability at December 31, 2006	681	15,030	—	15,711
Charges (a)	2,682	—	8,681	11,363
Currency translation and reclassifications	(79)	203	—	124
Adjustment for excess facility	—	(2,280)	—	(2,280)
Payments	(1,230)	(2,822)	—	(4,052)

Accrued liability at June 30, 2007	$2,054	$10,131	$8,681	$20,866

(a)	The $8.7 million charge recorded in the second quarter of 2007 includes $8.5 million for the settlement of the claim and approximately $0.2 million of related legal expenses. The Company had also recorded a charge of $1.0 million related to the Expert Choice claim in 2003 which was recorded in Selling, general and administrative expense in the Condensed Consolidated Statement of Operations.
The Company expects to pay the $9.5 million Expert Choice claim in August 2007 and the remaining workforce reduction costs to be paid during 2007, while costs for excess facilities will be paid as the leases expire, through 2011. The Company intends to fund these payments from existing cash.
EITF 95-3 Liabilities
The Company has certain liabilities recorded under Emerging Issues Task Force Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Combination” (“EITF 95-3”) related to the Company’s purchase of META in 2005. The following table provides the activity under EITF 95-3 for the six months ended June 30, 2007 (in thousands):

	Balance			Balance
	December 31,			June 30,
	2006	Adjustments (1)	Payments (2)	2007
Lease terminations	$3,211	$(185)	$(1,638)	$1,388
Costs to exit activities	255	—	(36)	219
Tax contingencies	503	—	—	503

	$3,969	$(185)	$(1,674)	$2,110

(1)	During the second quarter of 2007, the Company reduced a lease obligation due to revised subleasing assumptions. The offset was to goodwill (see Note 6 – Goodwill and Intangible Assets).

(2)	Includes $1.0 million and $0.7 million paid in the first and second quarters of 2007, respectively.
The Company expects the remaining exit costs to be paid in 2007, while the lease obligations will be paid over their respective contract periods through 2012. The Company is uncertain at this time regarding the timing of payment of the remaining tax contingencies.
Note 8 – Debt
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
Also on January 31, 2007, and in conjunction with the refinancing, the Company drew down $190.0 million from the revolving facility and $180.0 million from the term loan facility under the new Credit Agreement and repaid $370.0 million outstanding under its prior borrowing arrangement, which was terminated. In conjunction with the refinancing, the Company also terminated its existing interest rate swap contract which resulted in a realized gain of approximately $1.2 million. In accordance with the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the gain was recorded in other comprehensive income and will be amortized to interest expense.
The Company repaid $45.0 million of the revolver in the second quarter of 2007, and as of June 30, 2007, had $180.0 million outstanding on the term loan and $180.0 outstanding on the revolver. As of June 30, 2007, the annualized interest rate on this debt was approximately 6.36%, which includes a base rate of 5.36% plus a margin of 1.0%. The Company had approximately $117.0 million of remaining borrowing capacity under the revolver as of June 30, 2007.
In conjunction with the refinancing, the Company entered into an interest rate swap agreement that hedges the base interest rate risk on the term loan. The swap effectively converts the floating base rate on the term loan to a fixed rate. Under the swap terms, the Company pays a 5.06% fixed rate and in return receives a three-month floating LIBOR rate. The three-month LIBOR rate on the swap matches the base rate paid on the term loan since both use three-month LIBOR. The swap had an initial notional value of $180.0 million which declines as payments are made on the term loan so that the amount outstanding under the term loan and the notional amount of the swap will always be equal. The swap had a notional amount of $180.0 million at June 30, 2007, which was the same as the outstanding amount of the term loan. Including the impact of the interest rate swap, the annualized effective interest rate on the term loan was approximately 5.06% as of June 30, 2007.
The Company accounts for the swap as a cash flow hedge in accordance with SFAS No. 133 which requires all derivatives, whether designated as hedges or not, to be recorded on the balance sheet at fair value. Since the swap qualifies as a cash flow hedge under SFAS No. 133, changes in the fair value of the swap will be recorded in other comprehensive income as long as the swap continues to effectively hedge the base interest rate risk on the term loan. Any ineffective portion of changes in the fair value of the hedge will be recorded in earnings. At June 30, 2007, there was no ineffective portion of the hedge as defined under SFAS No. 133. The interest rate swap had a positive fair value of approximately $1.4 million at June 30, 2007, which is recorded in other comprehensive income.
Note 9 – Equity and Stock Programs
In February 2007, the Company’s Board of Directors authorized a new program to repurchase up to $200.0 million of Gartner common stock. The program replaces the $100.0 million share repurchase program approved in October 2005. Repurchases will be made from time-to-time through open market purchases or in privately negotiated transactions. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases will be funded from cash flow from operations and possible borrowings under the Company’s credit arrangement. The Company repurchased 1,307,772 shares of its common stock in the first six months of 2007 under the new program at a cost of approximately $29.7 million.
During the first six months of 2006, the Company repurchased 2,564,550 shares of its common stock under its prior repurchase program, which included 1,000,000 shares repurchased directly from Silver Lake Partners and affiliates.
Note 10 – Income Taxes
The provision for income taxes was $5.4 million for the second quarter of 2007 as compared to $8.0 million for the second quarter of 2006. The effective tax rate for the second quarter of 2007 was 27.9% as compared to 30.6% for the second quarter of 2006. The decrease in the rate is primarily due to the impact of certain discrete items that occurred in the second quarter of 2007 which included the release of valuation allowances that had previously been established for net operating losses in certain Asian countries. As a result of the Company’s decision to exit from consulting operations in Asia (see Note 7 — Other Charges and EITF 95-3 Liabilities), the Company now believes that it is more likely than not that these assets will be realized. The discrete items also included the receipt of $1.8 million of income related to the settlement of a claim (see Note 12 — Claim Settlement). There was no tax cost associated with the settlement. The impact of these items was offset, in part, by an increase to the effective tax rate related to differences in the estimated mix of pre-tax income by jurisdiction.

In addition to the discrete items noted above, the Company also recorded a charge of $8.6 million in the second quarter of 2007 related to a settlement agreement the Company entered into with Expert Choice, Inc (Note 7 – Other Charges and EITF 95-3 Liabilities). This item did not have a material impact on the effective tax rate for the quarter.
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
The Company adopted FIN 48 on January 1, 2007. As a result of the implementation the Company decreased its reserves for uncertain tax positions by approximately $1.4 million and decreased its deferred tax assets by approximately $1.4 million. Because the amounts were offsetting, there was no adjustment to the beginning balance of retained earnings on the balance sheet. As of the adoption date of January 1, 2007, the Company had gross unrecognized tax benefits of $25.1 million. Of this amount, $20.0 million would favorably affect the effective income tax rate if recognized in future periods. It is reasonably possible that $5.5 million of unrecognized tax benefits as of January 1, 2007 will reverse prior to December 31, 2007.
FIN 48 also requires companies to reclassify uncertain tax positions not expected to be settled within one year to long term liabilities. Therefore, Accounts Payable and Accrued Liabilities decreased by approximately $19.6 million and Other Liabilities increased by approximately $19.6 million.
Upon adoption of FIN 48, we have elected an accounting policy to classify accrued interest and penalties related to unrecognized tax benefits in our income tax provision. Previously, our policy was to classify interest and penalties as an operating expense in arriving at pretax income. The Company has $0.1 million of accrued interest and penalties recorded as of January 1, 2007 related to the unrecognized tax benefits.
There have been no significant changes to the above amounts in the six months ended June 30, 2007.
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
Note 11 – Defined Benefit Pension Plans
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
Net periodic pension expense was $0.6 million and $0.7 million for the second quarters of 2007 and 2006, respectively, and $1.4 million and $1.5 million for the first six months of 2007 and 2006, respectively.
Note 12 – Claim Settlement
In the second quarter of 2007, the Company received cash proceeds of $1.8 million related to the settlement of a claim. The $1.8 million was recorded as a gain in Other expense, net in the Condensed Consolidated Statements of Operations.

Note 13 – Contingencies
We are involved in legal proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position or results of operations when resolved in a future period.
The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of June 30, 2007, we did not have any indemnification agreements that would require material payments.
ITEM 2. MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of the following Management’s Discussion and Analysis (“MD&A”) is to help facilitate the understanding of significant factors influencing the operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2006. Historical results and percentage relationships are not necessarily indicative of operating results for future periods.
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
EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION
We had net income of $14.0 million in the second quarter of 2007, or $0.13 per diluted share, compared to $0.20 per diluted share for the prior year period. Net income and diluted earnings per share for the second quarter of 2007 include net pre-tax charges and non-operating items of approximately $7.2 million, or about $(0.04) per share, net of tax. Among these items was a charge related to the settlement of previously disclosed litigation involving Expert Choice, Inc.

We continue to focus on executing our strategy of investing in our sales capability, and our sales force of 765 associates is up approximately 25% over the prior year quarter, and we have added 102 sales associates through June 30, 2007. The Research segment continues to benefit strongly from this continued investment in our sales force, with revenue up 18% in the second quarter of 2007, to $163.8 million, and is up 17% year-over-year. Contract value at June 30, 2007 was $683.0 million, up 19% from June 30, 2006, and was up 15% excluding the impact of foreign currency. The $683.0 million of contract value represents a new record level for Gartner, reflecting the successful execution of our strategy to accelerate the growth of our research business by productively growing our sales force. Both our research client retention rate and wallet retention rate remained strong at 82% and 103%, respectively.
Revenue from our Consulting segment was $83.6 million in the second quarter of 2007, compared to $83.7 million in the prior year quarter. Consulting backlog at June 30, 2007 was $108.8 million, which is up about 9% from June 30, 2006. While our revenue was basically flat, our key metrics continued to improve in the quarter. The consultant utilization rate increased 6 points, to 73% in the current quarter from 67% in the second quarter of 2006, reflecting improved engagement management. While the average hourly billing rate was down slightly from the prior year quarter, the average annualized revenue per billable headcount was up from the prior year. Billable headcount was 487 at June 30, 2007, which is down about 5% year-over-year, primarily due to the exit from Asia discussed above.
Our Events business strategy is to continue to focus on managing the Events portfolio by retaining successful events and introducing promising new events that will yield greater profitability. Events revenue for the second quarter of 2007 as compared to the prior year was impacted by a shift in our events schedule. Four events that were held in the first quarter of 2007 were held in the second quarter in 2006. As a result, we held 27 events in the second quarter of 2007 and 33 in the prior year period and revenue was down 10% year-over-year. Adjusted for this shift in our events calendar, quarterly revenue was up approximately 2%. We held 39 events in both the first half of 2007 and 2006, and our year-over-year events revenue was up 9%.
We also continue to focus on enhancing shareholder value through the continued evolution of our capital structure. In the first half of 2007 we closed on a new credit facility which increased our total debt capacity to $480.0 million, and our Board of Directors approved a new $200.0 million share buyback program. We repurchased 1.3 million shares in the first half of 2007 under this program. We ended the quarter with $102.8 million of cash
CRITICAL ACCOUNTING ESTIMATES
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
The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that have a 30-day cancellation clause, but have not produced material cancellations to date. It is our policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue, since the contract represents a legally enforceable claim. For those government contracts that permit termination, we bill the client the full amount billable under the contract but only record a receivable equal to the earned portion of the contract. In addition, we only record deferred revenue on these government contracts when cash is received. Deferred revenues attributable to government contracts were $45.3 million and $47.9 million at June 30, 2007 and December 31, 2006, respectively. As regards government contracts that permit termination, at June 30, 2007 and December 31, 2006, the Company had not recognized uncollected receivables or deferred revenues of $8.2 million and $9.6 million, respectively.
Uncollectible fees receivable — The allowance for losses is composed of a bad debt and a sales and allowance reserve. Provisions are charged against earnings. The measurement of likely and probable losses and the allowance for uncollectible fees receivable is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires material estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of fees receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients’ liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due, and the effectiveness of our collection efforts. Trade receivables at June 30, 2007 were $303.5 million, which is net of an allowance for losses of approximately $7.8 million. Trade receivables at December 31, 2006 were $328.4 million, net of an allowance for losses of approximately $8.7 million.
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
RESULTS OF OPERATIONS
Overall Results
Total revenues increased 7% in the second quarter of 2007, to $303.5 million compared to $284.1 million for the second quarter of 2006, and increased $52.7 million, or 10%, when comparing the first six months of 2007 to the first six months of 2006, to $567.7 million from $515.0 million. Excluding the effects of foreign currency translation, revenues for the second quarter and year-to-date 2007 would have increased 4% and 8%, respectively. Please refer to the section of this MD&A entitled “Segment Results” for a further discussion of revenues by segment.
Cost of services and product development increased $6.9 million, or 5%, to $144.2 million in the second quarter of 2007 from $137.3 million in the second quarter of 2006, and increased $25.3 million, or 10%, when comparing the first six months of 2007 with the first six months of 2006, to $267.9 million from $242.6 million. Excluding the effects of foreign currency translation, cost of services and product development would have increased 2% and 7%, respectively. Cost of services and product development increased 5% for the second quarter of 2007 primarily due to the impact of foreign exchange, which added $4.0 million of expense, merit salary increases, and additional charges for stock-based compensation expense under SFAS No. 123(R). As a percentage of sales, cost of services and product development was 48% for both the second quarter of 2007 and 2006.
Cost of services and product development increased 10%, or $25.3 million, for the first six months of 2007 compared to the prior year. The increase was primarily due to the impact of foreign currency, which added about $10.3 million of expense, approximately $6.6 million of merit salary increases, $4.0 million of higher event fulfillment costs driven by higher events revenue, and additional stock-based compensation under SFAS No. 123(R) of about $2.0 million. For the first six months of 2007 and 2006, cost of services and product development as a percentage of sales was 47% for both periods.
Selling, general and administrative expenses increased $13.8 million, or 13%, to $120.5 million in the second quarter of 2007 from $106.7 million in the second quarter of 2006. SG&A expenses increased $30.1 million, or 15% to $236.3 million from $206.2 million when comparing the first six months of 2007 to the first six months of 2006. Excluding the effects of foreign currency translation, SG&A expense would have increased by 10% and 12% for the quarter and year-over-year periods, respectively. The increase in SG&A expenses on a year-to-date and quarterly basis resulted primarily from increased investment in our sales organization. We now have 765 quota-bearing sales associates, a 25% increase over the prior year, with 49 added in the second quarter of 2007 and 102 added in the first half of 2007.
In addition to higher compensation costs related to the increased sales headcount, SG&A expense was up on a quarter and year-to-date basis due to the impact of foreign exchange, which added $3.0 million and $5.6 million of expense, respectively. We had increased recruiting and relocation expenses related to the increased sales headcount, as well as $2.5 million and $4.3 million of additional charges for stock-based compensation under SFAS 123(R) for the three and six months ended June 30, 2007, respectively, compared to the same periods in the prior year.

Depreciation expense for the second quarter of 2007 decreased slightly, to $6.0 million, compared to $6.1 million for the second quarter 2006 and was $11.7 million for the first six months of 2007 and 2006.
Amortization of intangibles was $0.6 million in the second quarter of 2007 compared to $3.4 million in the prior year quarter. Amortization of intangibles during the first six months of 2007 was $1.1 million compared to $6.8 million in the prior year period. Both of the decreases were due to certain intangibles becoming fully amortized.
meta integration charges were zero in 2007 and zero and $1.5 million for the three and six months ending June 30, 2006, respectively. These expenses related primarily to severance, and for consulting, accounting, and tax services.
other charges in the three and six months ending June 30, 2007 were approximately $9.1 million, which included charges of $8.7 million related to the Expert Choice litigation settlement and $2.7 million of restructuring costs related to the Company’s exit from consulting operations in Asia. Offsetting these charges was a credit of $2.3 million related to an excess facility which the Company returned to service. Other charges were zero for the three and six months ended June 30, 2006.
interest expense, net was $5.4 million and $4.5 million for the three months ended June 30, 2007 and 2006, respectively, and $11.7 million and $8.8 million for the six months ended June 30, 2007 and 2006, respectively. The increase in our interest expense was primarily due to approximately $144.0 million and $139.0 million of additional weighted-average debt outstanding in the three and six months ended June 30, 2007, respectively, compared to the same periods in the prior year, respectively. The additional interest expense resulting from higher average amounts of debt outstanding was partially offset by a slight decline in rates. For the first six months of 2007, we also had $0.5 million of additional interest expense related to the amortization and write-off of debt issuance costs from our debt refinancing in early 2007.
other income (expense), net for the second quarter and first six months of 2007 was $1.8 million, due to a gain from settlement of a claim for $1.8 million. For the second quarter and first six months of 2006, Other income (expense), net consisted primarily of net foreign currency exchange gains and losses.
provision for income taxes was $5.4 million for the second quarter of 2007 as compared to $8.0 million for the second quarter of 2006. The effective tax rate for the second quarter of 2007 was 27.9% as compared to 30.6% for the second quarter of 2006. The decrease in the rate is primarily due to the impact of certain discrete items that occurred in the second quarter of 2007 which included the release of valuation allowances that had previously been established for net operating losses in certain Asian countries. As a result of the Company’s decision to exit from consulting operations in Asia, the Company now believes that it is more likely than not that these assets will be realized. The discrete items also included the receipt of $1.8 million of income related to the settlement of a claim. There was no tax cost associated with the settlement. The impact of these items was offset, in part, by an increase to the effective tax rate related to differences in the estimated mix of pre-tax income by jurisdiction.
In addition to the discrete items noted above, the Company also recorded a charge of $8.7 million in the second quarter of 2007 related to a settlement agreement the Company entered into with Expert Choice, Inc. This item did not have a material impact on the effective tax rate for the quarter.
SEGMENT RESULTS
We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain Cost of services and product development, and Selling, general and administrative expenses, depreciation, META integration charges, amortization of intangibles and Other charges. Gross contribution margin is defined as gross contribution as a percentage of revenues.
Research
Revenue in our Research business was up 18% in the second quarter of 2007, to $163.8 million, from $138.3 million in the second quarter of 2006. For the six months ended June 30, 2007, Research revenues increased $47.1 million or 17%, to $322.5 million compared to $275.4 million for the same period of 2006. For both the second quarter and year-to-date periods of 2007 we had growth across our entire product portfolio. Excluding the impact of foreign currency, revenue was up about 16% and 15% over the prior year quarter and year-to-date periods, respectively.
Research gross contribution of $102.6 million for the second quarter of 2007 increased 22% from $83.9 million for the second quarter of 2006, while gross contribution margin for the second quarter of 2007 increased 2 points, to 63% from 61% in the prior year period. For the six months ended June 30, 2007, gross contribution increased to $201.9 million, from $168.4 million in the comparable prior year period, a 20% increase, while the contribution margin increased 2 points, to 63% from 61%. The quarter and year-over-year contribution margin improved due to operating leverage from our stronger revenue performance.
At June 30, 2007, contract value was $683.0 million, up 19% from $574.4 million at June 30, 2006, driven by increases in both core research and Executive Programs. Adjusted for the impact of foreign currency translation, contract value was up about 15% year-over-year. At June 30, 2007, our research client retention rate remained strong, at 82%, and was up from 80% at June 30, 2006. Wallet retention was 103% at June 30, 2007, up from 90% at June 30, 2006. Our Executive Program membership was 3,605 at June 30, 2007, which is up about 4% compared to the 3,451 members at June 30, 2006.
Consulting
Consulting revenues were $83.6 million and $159.8 million for the three and six months ended June 30, 2007, compared to $83.7 million and $159.6 million for the same periods in the prior year. Excluding the favorable impact of foreign currency translation, revenues for the three and six months ended June 30, 2007 were down 3% for both periods, primarily driven by lower SAS revenue and lower billable headcount. Billable headcount was 487 at June 30, 2007, compared to 513 at June 30, 2006, a 5% decrease. The reduced billable headcount reflects our decision to exit our consulting business in Asia.
Consulting gross contribution of $34.3 million for the second quarter of 2007 decreased 7%, from $37.0 million for the second quarter of 2006, while contribution margin for the second quarter of 2007 decreased to 41% from 44% in the prior year quarter. Gross contribution of $62.3 million for the first six months of 2007 decreased 12%, from $70.9 million for the same period of 2006, while contribution margin decreased to 39% in 2007 from 44% in the prior year period.
The decrease in gross contribution and gross contribution margin for both the quarter and year-to-date periods was driven by lower SAS revenue performance, as well as approximately $2.0 million and $5.0 million, respectively, of higher quarterly and year-to-date costs related to additional investment in senior level resources.
The consultant utilization rate was 73% and 70% for the three and six month periods ended June 30, 2007, respectively, compared to 67% for both the same periods in the prior year. The billing rate remained above $350 per hour for both the second quarter of 2007 and first six months of 2007. Our average annualized revenue per billable headcount was approximately $430,000 for the first half of 2007, approximately the same as the prior year period, but was over $450,000 for the second quarter of 2007 compared to approximately $409,000 in the prior year quarter. Consulting backlog, which represents future revenues to be recognized from in-process consulting, measurement and SAS, was $108.8 million compared to $100.0 million at June 30, 2006.
Events
Events revenues during the second quarter of 2007 were down 10%, declining to $53.0 million from $58.6 million in the prior year quarter, which was primarily due to timing, as four on-going events that were held in the second quarter of 2006 were held in 2007 in the first quarter. In total, we held 27 events in the second quarter of 2007 compared to 33 in the prior year. Adjusted for the impact of events timing, revenue was up approximately 2% year-over-year. Foreign exchange had an immaterial impact on revenue. Attendance at events was 12,842 for the three month period ended June 30, 2007, compared to 13,905 in the comparable prior year period, an 8% decrease, reflecting the shift in the events calendar. Adjusted for the timing of events, attendance was up 11% year-over-year.
For the six months ended June 30, 2007, Events revenues increased 9%, or $6.8 million, to $79.9 million compared to $73.1 million for the same period of 2006, with 39 events held in both periods. The increased revenue was primarily due to the addition of two new events in 2007 and an increase in both attendee volume and ticket prices. The impact of foreign currency translation was immaterial. Attendance at events was 20,234 for the six month period ended June 30, 2007, compared to 18,131 in the comparable prior year period, a 12% increase.
Gross contribution was $22.6 million, or 43% of revenues, for the second quarter of 2007, compared to $26.6 million, or 45% of revenues, for the second quarter of 2006. The 2 point decrease in gross contribution margin was mainly due to the timing shift and some softness in our Vision events. Gross contribution of $36.8 million for the first six months of 2007 increased from $33.0 million compared to 2006, and gross contribution margin increased by 1 point, to 46% from 45%.

LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities totaled $43.7 million for the six months ended June 30, 2007, compared to cash provided of $33.0 million for the six months ended June 30, 2006, a $10.7 million increase. The increase in cash flow from operating activities was primarily due to an increase in cash from our core operations and lower cash payments for severance and other charges.
Cash used in investing activities was $12.4 million for the six months ended June 20, 2007, compared to $8.2 million in the prior year period. The increase was due to a year-over-year increase in capital expenditures.
Cash provided by financing activities totaled $1.5 million for the six months ended June 30, 2007, compared to cash used of $28.0 million in the six months ended June 30, 2006, a decrease of $29.4 million in cash used. The decrease was due to several reasons, including an increase in excess tax benefits from stock compensation, less cash used for share repurchases and debt repayments, and higher proceeds from option exercises.
Excess tax benefits from stock compensation increased approximately $10.0 million, to $13.7 million in the first six months of 2007 compared to $3.7 million in the same period of 2006. We decreased our use of cash to repurchase shares by $7.3 million, as we repurchased $29.7 million of our common stock in the first six months of 2007 compared to $37.0 million in the prior year period. On a net basis, we repaid $10.0 million of debt in the first six months of 2007 compared to $16.7 million for the same period in 2006, a $6.7 million decrease. We received proceeds from stock issued for stock plans and our employee stock purchase plan of $27.5 million in the six months ended June 30, 2007, compared to $22.0 million in 2006, a $5.5 million increase.
OBLIGATIONS AND COMMITMENTS
The Company has entered into a settlement agreement in which it is required to pay $9.5 million (see Part II, Item I. Legal Proceedings, for additional information). The Company anticipates that the $9.5 million will be paid in August 2007.
We have a Credit Agreement that provides for a five-year, $180.0 million term loan and a $300.0 million revolving credit facility, which may be increased, at Gartner’s option, by up to an additional $100.0 million, for a total revolving credit facility of $400.0 million. The term loan will be repaid in 18 consecutive quarterly installments commencing September 30, 2007, plus a final payment due on January 31, 2012, and may be prepaid at any time without penalty or premium at the option of Gartner. The revolving credit facility may be used for loans, and up to $15.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and reborrowed until January 31, 2012, at which time all amounts borrowed must be repaid. We had a total of $360.0 million outstanding under this borrowing arrangement as of June 30, 2007.
Off-Balance Sheet Arrangements
Through June 30, 2007, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will be effective for Gartner beginning in 2008. The Company is in the process of evaluating the impact, if any, SFAS No. 157 will have on the Company’s financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”—including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits an entity to choose to measure certain financial instruments and other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 will be effective for Gartner beginning in 2008. The Company is in the process of evaluating the impact, if any, SFAS No. 159 will have on the Company’s financial position or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2007, we have exposure to changes in interest rates since we had $180.0 million outstanding on our term loan and $180.0 million outstanding on our revolver, both of which are floating rate. Borrowings may be either prime-based or Libor-based. Interest rates under these borrowings include a base rate plus a margin between 0.00% and 0.25% on prime borrowings and between .625% and 1.25% on Libor borrowings.
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
We are exposed to foreign currency transaction risk since we enter into foreign currency forward exchange contracts to offset the effects of adverse fluctuations in foreign currency exchange rates. These instruments are typically short term and are reflected at fair value with unrealized and realized gains and losses recorded in earnings. At June 30, 2007, we had seven foreign currency forward contracts outstanding with a total notional amount of approximately $48.0 million and an immaterial net unrealized loss. All of these contracts expired by the end of July 2007.
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

Management conducted an evaluation, as of June 30, 2007, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Act.
In addition, there have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company has entered into a settlement agreement with Expert Choice, Inc. and the Company’s insurance carriers to settle all claims, causes of action and disputes arising out of the litigation entitled Expert Choice, Inc. v. Gartner, Inc., U.S. District Court, District of Connecticut, Civil Docket 3:03cv02234. The settlement agreement provided for full and complete mutual releases among the parties, dismissal of the litigation and resolved all disputes between the parties. The total amount of the settlement was $21.5 million, of which $9.5 million will be paid by the Company, and an aggregate of $12.0 million will be paid by the Company’s insurers.
In addition to the matter discussed above, we are involved in legal proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position or results of operations when resolved in a future period.
ITEM 1A. RISK FACTORS
A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of our 2006 Annual Report on Form 10-K and is incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
We have a $200.0 million common share repurchase program. The following table provides detail related to repurchases of our common stock for treasury in 2007 under this program:

			Approximate
			Dollar Value of
			Shares that
			may yet be
			Purchased
			Under our
			Share
	Total Number		Repurchase
	of Shares	Average Price	Program
Period	Purchased	Paid Per Share	(inthousands)
2007
January	—	$—
February	639,300	21.90
March	417,000	21.58

Total	1,056,300	$21.77

April	450	$25.37
May	250,850	26.59
June	200	26.61

Total	251,500	$26.59	$170.3

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2007 Annual Meeting of Stockholders of Gartner, Inc. was held on June 5, 2007. A total of 91,957,517 shares of the Company’s Common Stock were present or represented by proxy at the meeting. This represented 88.39% of the Company’s shares outstanding. The following matters were voted on and approved:

1. Proposal 1 – Election of Directors to a one year term:

Name	Votes For	Votes Withheld
Michael J. Bingle	70,930,911	21,026,604
Richard J. Bressler	86,300,895	5,656,620
Russell P. Fradin	86,311,420	5,646,095
Anne Sutherland Fuchs	86,302,343	5,655,172
William O. Grabe	71,036,622	20,920,893
Eugene A. Hall	75,572,508	16,385,007
Max D. Hopper	66,351,572	25,605,943
John R. Joyce	65,586,479	26,371,036
Stephen G. Pagliuca	66,158,055	25,799,460
James C. Smith	86,275,820	5,681,695
Jeffrey W. Ubben	70,968,824	20.998,691
2. Proposal 2 – Approval of Executive Performance Bonus Plan: 66,984,855 for, 12,860,305 against, 4,869,691 abstain, and 7,242,666 broker non-vote.
3. Proposal 3 – Ratify Selection of KPMG LLP as independent registered public accounting firm for fiscal 2007: 91,771,373 for, 150,318 against, and 35,824 abstain.
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

Gartner, Inc.
Date July 31, 2007	/s/ Christopher Lafond
Christopher Lafond
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)