Form 10-Q
period 2007-09-30
GARTNER INC
filed 2007-10-30
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from           to
Commission File Number 1-14443
Gartner, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3099750 (I.R.S. Employer Identification Number)

P.O. Box 10212 56 Top Gallant Road	06902-7700 (Zip Code)
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
Yes ☐ No ☑
As of October 26, 2007, 104,346,952 shares of the registrant’s common shares were outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
GARTNER, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$117,708	$67,801
Fees receivable, net	314,844	328,383
Deferred commissions	38,697	46,822
Prepaid expenses and other current assets	59,569	41,027

Total current assets	530,818	484,033
Property, equipment and leasehold improvements, net	67,094	59,715
Goodwill	414,838	408,545
Intangible assets, net	4,111	5,978
Other assets	89,221	81,522

Total Assets	$1,106,082	$1,039,793

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$179,328	$208,002
Deferred revenues	402,080	375,881
Current portion of long-term debt	205,000	220,000

Total current liabilities	786,408	803,883
Long-term debt	162,000	150,000
Other liabilities	86,424	59,592

Total Liabilities	1,034,832	1,013,475

Stockholders’ Equity
Preferred stock	—	—
Common stock	78	78
Additional paid-in capital	541,689	544,686
Unearned compensation, net	(511)	(2,208)
Accumulated other comprehensive income, net	20,706	13,097
Accumulated earnings	283,739	249,004
Treasury stock, at cost	(774,451)	(778,339)

Total Stockholders’ Equity	71,250	26,318

Total Liabilities and Stockholders’ Equity	$1,106,082	$1,039,793

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Research	$170,218	$144,126	$492,771	$419,539
Consulting	73,838	69,502	233,660	229,058
Events	26,713	24,111	106,645	97,205
Other	2,350	3,621	7,731	10,580

Total revenues	273,119	241,360	840,807	756,382
Costs and expenses:
Cost of services and product development	127,211	116,259	395,135	358,891
Selling, general and administrative	115,564	99,814	351,833	305,982
Depreciation	6,255	5,840	18,002	17,598
Amortization of intangibles	509	3,484	1,634	10,283
META integration charges	—	—	—	1,450
Other charges	—	—	9,084	—

Total costs and expenses	249,539	225,397	775,688	694,204

Operating income	23,580	15,963	65,119	62,178
Interest expense, net	(5,223)	(3,848)	(16,884)	(12,690)
Other income (expense), net	303	(541)	2,079	(1,062)

Income before income taxes	18,660	11,574	50,314	48,426
Provision for income taxes	6,166	1,966	15,580	12,804

Net income	$12,494	$9,608	$34,734	$35,622

Income per common share:
Basic	$0.12	$0.08	$0.33	$0.31
Diluted	$0.11	$0.08	$0.32	$0.31

Weighted average shares outstanding:
Basic	104,728	113,523	104,169	113,602
Diluted	109,197	116,255	109,034	116,009
See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net income:	$34,734	$35,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	19,636	27,881
Stock-based compensation expense	19,224	11,740
Excess tax benefits from stock-based compensation	(15,059)	(5,720)
Deferred taxes	(3,591)	(3,839)
Amortization and writeoff of debt issue costs	1,156	606
Changes in assets and liabilities:
Fees receivable, net	23,636	36,519
Deferred commissions	9,148	12,460
Prepaid expenses and other current assets	(17,212)	(8,064)
Other assets	(5,111)	41
Deferred revenues	14,101	21,717
Accounts payable and accrued liabilities	1,833	(54,241)

Cash provided by operating activities	82,495	74,722

Investing activities:
Additions to property, equipment and leasehold improvements	(18,585)	(13,152)
Other investing activities, net	12	(304)

Cash used in investing activities	(18,573)	(13,456)

Financing activities:
Proceeds from interest rate swap termination	1,167	—
Proceeds from stock issued for stock plans	32,111	33,012
Proceeds from debt issuance	445,000	—
Payments for debt issuance costs	(1,257)	—
Payments on debt	(448,000)	(26,666)
Purchases of treasury stock	(65,725)	(53,510)
Excess tax benefits from stock-based compensation	15,059	5,720

Cash used in financing activities	(21,645)	(41,444)

Net increase in cash and cash equivalents	42,277	19,822
Effects of exchange rates on cash and cash equivalents	7,630	2,809
Cash and cash equivalents, beginning of period	67,801	70,282

Cash and cash equivalents, end of period	$117,708	$92,913

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management’s knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2007, may not be indicative of the results of operations for the remainder of the fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation. Sales tax collected from customers remitted to governmental authorities is presented on a net basis in the Condensed Consolidated Statements of Operations.
Note 2 — Comprehensive Income
The components of comprehensive income, net of tax effect, for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$12,494	$9,608	$34,734	$35,622
Other comprehensive income, net of tax:
Foreign currency translation adjustments	4,723	2,217	8,371	5,424
Unrealized (loss) gain on interest rate swap	(2,018)	(1,449)	(1,634)	668
Realized gain on interest rate swap (a)	(130)	—	775	—
Amortization of pension unrealized loss	33	—	97	—

Other comprehensive income	2,608	768	7,609	6,092

Comprehensive income	$15,102	$10,376	$42,343	$41,714

(a)	The nine months ended September 30, 2007 is net of approximately $0.4 million reclassified to earnings.
Note 3 — Computations of Income per Share of Common Stock
The following table sets forth the reconciliation of the basic and diluted income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income used for calculating basic and diluted income per share	$12,494	$9,608	$34,734	$35,622

Denominator:
Weighted average number of common shares used in the calculation of basic income per share	104,728	113,523	104,169	113,602
Common stock equivalents associated with stock-based compensation plans	4,469	2,732	4,865	2,407

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Shares used in the calculation of diluted income per share	109,197	116,255	109,034	116,009

Basic income per share	$0.12	$0.08	$0.33	$0.31

Diluted income per share	$0.11	$0.08	$0.32	$0.31

For the three months ended September 30, 2007 and 2006, 0.7 million and 2.2 million share equivalents, respectively, were not included in the computation of diluted income per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2007 and 2006, 0.5 million and 1.9 million share equivalents, respectively, were not included in the computation of diluted income per share because the effect would have been anti-dilutive.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amount recorded in:	2007	2006	2007	2006
Costs of services and product development expense	$2,400	$2,100	$8,500	$6,100
Selling, general, and administrative expense	3,400	2,600	10,700	5,600

Total stock-based compensation expense	$5,800	$4,700	$19,200	$11,700

As of September 30, 2007, the Company had $46.4 million of total unrecognized stock-based compensation cost, which is expected to be recognized as stock-based compensation expense over the remaining weighted-average service period of approximately 2.4 years. For the nine months ended September 30, 2007, excess tax benefits realized from the exercise of stock-based compensation awards was $15.1 million, compared to $5.7 million in the same period of the prior year. Currently, the Company issues treasury shares upon the exercise or settlement of stock-based compensation awards.
Stock Options and Stock Appreciation Rights
A summary of the changes in stock options outstanding during the nine months ended September 30, 2007 follows:

			Weighted
			Average
		Weighted	Remaining
	Options in	Average	Contractual
	millions	Exercise Price	Term

Outstanding at December 31, 2006	12.8	$11.10	5.17 years
Granted	—	—	—
Forfeited or expired	(0.1)	11.29	nm
Exercised (1)	(2.7)	11.37	nm

Outstanding at September 30, 2007 (2)	10.0	$11.02	4.60 years

Vested and exercisable at September 30, 2007 (2)	8.7	$11.03	4.52 years

nm=not meaningful
(1) The Company received approximately $30.7 million in cash from stock option exercises in the first nine months of 2007. Options exercised during the first nine months of 2007 had an intrinsic value of approximately $35.4 million.

(2) At September 30, 2007, options outstanding and options vested and exercisable had aggregate intrinsic values of $134.5 million and $116.2 million, respectively.
A summary of the changes in stock-settled stock appreciation rights (SARs) outstanding during the nine months ended September 30, 2007 follows:

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	SARs in	Average	Grant Date	Contractual
	millions	Exercise Price	Fair Value	Term

Outstanding at December 31, 2006	1.2	$14.48	$6.02	6.38 years
Granted (1)	0.6	21.93	8.00	6.99 years
Forfeited or expired	—	—	—	—
Exercised	—	—	—	—

SARs outstanding at September 30, 2007 (2)	1.8	$17.07	$6.71	5.89 years

Vested and exercisable at September 30, 2007	0.3	$14.48	$6.01	5.63 years

(1) SARs generally vest ratably over a four-year service period and expire in seven years.
(2) At September 30, 2007, SARs outstanding had an aggregate intrinsic value of $13.3 million, and SARs vested and exercisable had an intrinsic value of $2.9 million.
The fair value of the Company’s stock options and SARs was estimated on the date of grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007 (5)	2006	2007	2006
Expected dividend yield (1)	—	0%	0%	0%
Expected stock price volatility (2)	—	39%	33%	40%
Risk-free interest rate (3)	—	4.8%	4.7%	4.7%
Expected life in years (4)	—	4.75	4.70	4.81
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
(5) There were no grants during this period.
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

A summary of the changes in restricted stock, restricted stock units, and common stock equivalents during the nine months ended September 30, 2007, is presented in the table below:

		Weighted-		Weighted-	Common	Weighted-
		Average	Restricted	Average	Stock	Average
	Restricted	Grant Date	Stock Units	Grant Date	Equivalents	Grant Date Fair
	Stock	Fair Value	(RSUs)	Fair Value	(CSEs)	Value

Nonvested at December 31, 2006	511,000	$8.81	1,521,620	$14.13	—	$—
Awarded (1), (2)	—	—	1,063,578	22.14	13,511	24.79
Vested or settled (2), (3)	(311,000)	9.67	(405,040)	14.16	(13,511)	24.79
Forfeited	—	—	(54,120)	20.49	—	—

Nonvested at September 30, 2007 (3), (4)	200,000	$7.30	2,126,038	$18.07	—	$—

(1) The 1,063,578 RSUs included 516,243 performance-based RSUs awarded to executives and 547,335 service-based RSUs awarded to executives and non-executive staff. The performance-based RSUs vest subject to a performance condition tied to an annual increase in the Company’s subscription-based contract value for 2007. With respect to the performance condition, the 516,243 performance-based RSUs granted represent the target amount, and the number of RSUs that will ultimately vest will be between 0% and 200% of the target amount depending on which performance level is achieved. If the specified minimum performance condition is not met, the performance-based RSUs expire immediately, and any compensation expense already recorded will be reversed.
(2) Director fees paid to directors in CSEs vest immediately and are convertible into common shares when the director leaves the Board of Directors.
(3) In the second quarter of 2007, 300,000 shares of the restricted stock vested based on the achievement of a specified market condition and 11,000 shares vested based on the achievement of the specified service condition. Vesting on the remaining 200,000 shares of restricted stock is subject to the achievement of a specified market condition, as follows: (i) 100,000 shares vest when the Company’s common stock trades at an average price of $25 or more for sixty consecutive trading days; and (ii) 100,000 shares vest when the Company’s common stock trades at an average price of $30 or more for sixty consecutive trading days.
(4) The weighted-average remaining contractual term of the RSUs is 1.73 years. The restricted stock has no defined contractual term.
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
The following tables present information about the Company’s reportable segments (in thousands). The “Other” column includes certain revenues and other expenses unallocated to reportable segments, expenses allocated to operations that do not meet the segment reporting quantitative threshold, and other charges. There are no inter-segment revenues:

	Research	Consulting	Events	Other	Consolidated
Three Months Ended September 30, 2007:
Revenues	$170,218	$73,838	$26,713	$2,350	$273,119
Gross Contribution	110,796	27,819	9,494	1,808	149,917
Corporate and other expenses					(126,337)

Operating income					$23,580

Three Months Ended September 30, 2006:
Revenues	$144,126	$69,502	$24,111	$3,621	$241,360
Gross Contribution	89,835	25,636	9,442	2,911	127,824
Corporate and other expenses					(111,861)

Operating income					$15,963

Nine months Ended September 30, 2007:
Revenues	$492,771	$233,660	$106,645	$7,731	$840,807
Gross Contribution	312,672	90,164	46,278	5,864	454,978
Corporate and other expenses					(389,859)

Operating income					$65,119

Nine Months Ended September 30, 2006:
Revenues	$419,539	$229,058	$97,205	$10,580	$756,382
Gross Contribution	258,235	96,502	42,460	8,586	405,783
Corporate and other expenses					(343,605)

Operating income					$62,178

Note 6 — Goodwill and Intangible Assets
The changes in the carrying amount of goodwill, by reporting segment, for the nine months ended September 30, 2007 are as follows:

	Balance	Currency		Balance
	December 31,	Translation		September 30,
	2006	Adjustments	Adjustments (1)	2007
Research	$282,467	$5,693	$(282)	$287,878
Consulting	87,666	798	(38)	88,426
Events	36,330	132	(10)	36,452
Other	2,082	—	—	2,082

Total goodwill	$408,545	$6,623	$(330)	$414,838

(1) The Company reduced goodwill by approximately $0.3 million due to adjustment of certain lease obligations from the META acquisition (see Note 7 — Other Charges and EITF 95-3 Liabilities).

The following table presents the Company’s intangible assets subject to amortization (in thousands):

	Customer
September 30, 2007	Relationships	Other	Total
Gross cost	$7,700	$984	$8,684
Accumulated amortization	(3,850)	(723)	(4,573)

Net	$3,850	$261	$4,111

	Customer
December 31, 2006	Relationships	Other	Total
Gross cost	$7,700	$1,265	$8,965
Accumulated amortization	(2,695)	(292)	(2,987)

Net	$5,005	$973	$5,978

The Other category includes noncompete agreements and trademarks. Amortization expense for intangibles was $0.5 million and $3.5 million for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, amortization expense for intangibles was $1.6 million and $10.3 million, respectively.
The estimated future amortization expense on purchased intangibles is as follows (in thousands):

2007 (remaining three months)	$478
2008	1,612
2009	1,603
2010	418

$4,111

Note 7 — Other Charges and EITF 95-3 Liabilities
Other Charges
The Company did not record any Other charges in the three months ended September 30, 2007.
For the nine months ended September 30, 2007, the Company recorded Other charges of approximately $9.1 million, which included charges of $8.7 million related to a litigation settlement and $2.7 million related to a restructuring. Offsetting these charges was a credit of $2.3 million related to an excess facility.
The $8.7 million charge relates to a settlement agreement the Company entered into with Expert Choice, Inc. and the Company’s insurance carriers to settle all claims, causes of action and disputes arising out of the litigation entitled Expert Choice, Inc. v. Gartner, Inc., U.S. District Court, District of Connecticut, Civil Docket 3:03cv02234. The settlement agreement provided for full and complete mutual releases among the parties, dismissal of the litigation and resolved all disputes between the parties. The total amount of the settlement was $21.5 million, of which $9.5 million was paid by the Company, and an aggregate of $12.0 million was paid by the Company’s insurers. The Company had previously accrued $1.0 million toward the settlement of this claim.
The Company also recorded a restructuring charge of $2.7 million for termination costs related to the Company’s decision to exit from consulting operations in Asia, which resulted in a reduction of 31 consultants. In addition, the Company also recorded a credit of approximately $2.3 million to reduce an accrual related to an excess facility, which was returned to service. The Company had recorded the original accrual for this excess facility in 2002.
The Company did not record any Other charges in 2006.
The following table summarizes the activity related to the liability for restructuring programs recorded as Other charges in the Condensed Consolidated Statements of Operations (in thousands):

	Workforce	Excess	Asset
	Reduction	Facilities	Impairments
	Costs	Costs	And Other	Total
Accrued liability at December 31, 2005	$3,591	$20,595	$587	$24,773
Currency translation and reclassifications	(118)	353	(104)	131
Payments	(2,638)	(4,583)	(138)	(7,359)
Accrued liability at September 30, 2006	835	16,365	345	17,545
Currency translation and reclassifications	5	(69)	(16)	(80)
Payments during the remainder of 2006	(159)	(1,266)	(329)	(1,754)

Accrued liability at December 31, 2006	681	15,030	—	15,711
Charges during 2007 (a)	2,682	—	8,681	11,363
Adjustment for excess facility	—	(2,280)	—	(2,280)
Currency translation and reclassifications	(68)	173	—	105
Payments	(2,862)	(4,034)	(8,681)	(15,577)

Accrued liability at September 30, 2007	$433	$8,889	$—	$9,322

(a) The $8.7 million charge was recorded in the second quarter of 2007 and includes $8.5 million for the settlement of the Expert Choice claim and approximately $0.2 million of related legal expenses. The Company had also recorded an accrual of $1.0 million related to the Expert Choice claim in 2003 which was recorded in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. The Company paid $9.5 million in settlement of the Expert Choice claim in August 2007
The Company expects that the remaining workforce reduction costs will be paid during 2007, while costs for excess facilities will be paid as the leases expire, through 2011. The Company intends to fund these payments from existing cash.
EITF 95-3 Liabilities
The Company has certain liabilities recorded under Emerging Issues Task Force Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Combination” (“EITF 95-3”) related to the Company’s purchase of META in 2005. The following table provides the activity under EITF 95-3 for the nine months ended September 30, 2007 (in thousands):

	Balance			Balance
	December 31,			September 30,
	2006	Adjustments (1)	Payments (2)	2007
Lease obligations	$3,211	$(330)	$(2,881)	$—
Costs to exit activities	255	—	(35)	220
Tax contingencies	503	—	—	503

	$3,969	$(330)	$(2,916)	$723

(1) During the second quarter of 2007, the Company reduced a lease obligation by $0.2 million due to revised subleasing assumptions, and in the third quarter of 2007 reduced the liability by $0.1 million due to the settlement of a lease obligation. The offset of $0.3 million was a reduction of goodwill recorded on the META acquisition (see Note 6 — Goodwill and Intangible Assets).
(2) Includes $1.0 million, $0.7 million, and $1.2 million paid in the first, second, and third quarters of 2007, respectively.
The Company expects the remaining exit costs to be paid in 2007. The Company is uncertain at this time regarding the timing of payment of the remaining tax contingencies.
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

The Company incurred approximately $1.3 million of debt issuance costs related to the refinancing, which is being amortized to interest expense over the term of the new debt. In addition, the Company also expensed approximately $0.3 million in the first quarter of 2007 of previously capitalized debt issuance costs.
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
The Company repaid $3.0 million of the term loan in the third quarter of 2007. The Company had $190.0 million outstanding on the revolver and $177.0 million outstanding on the term loan on September 30, 2007. The annualized interest rate on this debt was 6.06% on September 30, 2007, which consisted of a base rate of 5.19% plus a margin of 0.87%. The Company had approximately $107.0 million of remaining borrowing capacity under the existing $300.0 million revolving credit facility as of the end of the third quarter of 2007.
In conjunction with the refinancing, the Company entered into an interest rate swap agreement that hedges the base interest rate risk on the term loan. The swap effectively converts the floating base rate on the term loan to a fixed rate. Under the swap terms, the Company pays a 5.06% fixed rate and in return receives a three-month floating LIBOR rate. The three-month LIBOR rate on the swap matches the base rate paid on the term loan since both use three-month LIBOR. The swap had an initial notional value of $180.0 million which declines as payments are made on the term loan so that the amount outstanding under the term loan and the notional amount of the swap will always be equal. The swap had a notional amount of $177.0 million at September 30, 2007, which was the same as the outstanding amount of the term loan. Including the impact of the interest rate swap, the annualized effective interest rate on the term loan was 5.06% as of September 30, 2007.
The Company accounts for the swap as a cash flow hedge in accordance with SFAS No. 133 which requires all derivatives, whether designated as hedges or not, to be recorded on the balance sheet at fair value. Since the swap qualifies as a cash flow hedge under SFAS No. 133, changes in the fair value of the swap will be recorded in other comprehensive income as long as the swap continues to effectively hedge the base interest rate risk on the term loan. Any ineffective portion of changes in the fair value of the hedge will be recorded in earnings. At September 30, 2007, there was no ineffective portion of the hedge as defined under SFAS No. 133. The interest rate swap had a negative fair value of approximately $1.9 million at September 30, 2007, which is recorded in other comprehensive income.
Note 9 – Equity and Stock Programs
In February 2007, the Company’s Board of Directors authorized a new program to repurchase up to $200.0 million of Gartner common stock.  The program replaced the $100.0 million share repurchase program approved in October 2005. Repurchases will be made from time-to-time through open market purchases or in privately negotiated transactions. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions.  Repurchases will be funded from cash flow from operations and possible borrowings under the Company’s credit arrangement. The Company repurchased 2,903,672 shares of its common stock in the first nine months of 2007 under the new program at a cost of approximately $65.7 million.
During the first nine months of 2006, the Company repurchased 3,631,950 shares of its common stock under its prior repurchase program at a cost of approximately $53.5 million, which includes 1,000,000 shares repurchased directly from Silver Lake.
Note 10 – Income Taxes
The provision for income taxes was $6.2 million for the third quarter of 2007 as compared to $2.0 million for the third quarter of 2006. The effective tax rate for the third quarter of 2007 was 33.1% as compared to 17.0% for the third quarter of 2006.  The increase in the effective tax rate is primarily due to differences in the estimated mix of pre-tax income by jurisdiction and the impact of certain discrete items that occurred in the third quarter of 2006, to include the writeoff of shares of a foreign subsidiary.
In addition to the discrete items noted above, the Company also recorded a charge of $8.6 million in the second quarter of 2007 related to a settlement agreement the Company entered into with Expert Choice, Inc (See Note 7 — Other Charges and EITF 95-3 Liabilities).  This item did not have a material impact on the effective tax rate.

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
The Company adopted FIN 48 on January 1, 2007.  As a result of the implementation the Company decreased its reserves for uncertain tax positions by approximately $1.4 million and decreased its deferred tax assets by approximately $1.4 million.  Because the amounts were offsetting, there was no adjustment to the beginning balance of retained earnings on the balance sheet.  As of the adoption date of January 1, 2007, the Company had gross unrecognized tax benefits of $25.1 million. Of this amount, $20.0 million would favorably affect the effective income tax rate if recognized in future periods.  It is reasonably possible that $5.5 million of unrecognized tax benefits will reverse within the next 12 months.
FIN 48 also requires companies to reclassify uncertain tax positions not expected to be settled within one year to long term liabilities. Therefore, upon adoption, Accounts Payable and Accrued Liabilities decreased by approximately $19.6 million and Other Liabilities increased by approximately $19.6 million.
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
There have been no significant changes to the above amounts in the nine months ended September 30, 2007.
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
Net periodic pension expense was $0.6 million for both the third quarters of 2007 and 2006, and $2.0 million and $2.1 million for the first nine months of 2007 and 2006, respectively.
Note 12 – Claim Settlement
For the nine months ended September 30, 2007, the Company received cash proceeds of $1.8 million related to the settlement of a claim. The $1.8 million was recorded as a gain in Other expense, net in the Condensed Consolidated Statements of Operations.

Note 13 – Contingencies
We are involved in legal proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position or results of operations when resolved in a future period.
The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of September 30, 2007, we did not have any indemnification agreements that would require material payments.

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
EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION
We had net income of $12.5 million in the third quarter of 2007, or $0.11 per diluted share, compared to $0.08 per diluted share for the prior year period. For the first nine months of 2007, diluted per share earnings was up $0.01, to $0.32 per diluted share from $0.31 per diluted share in the prior year. The $0.32 per diluted share for the first nine months of 2007 includes a net charge of $(0.04) we recorded in the second quarter of 2007 for certain non-operating and other items. We generated $82.5 million of operating cash flow in the first nine months of 2007, up 10% over the $74.7 for the prior year period, and we ended the quarter with $117.7 million in cash. We continue to buyback our common shares under our $200.0 million repurchase program, and we have repurchased approximately 2.9 million shares in 2007.
In our Research business we continue to focus on executing our strategy of investing in our sales capability, introduce innovative offerings, and improving client service and retention. Our sales force of 798 associates is up approximately 20% over the prior year end, and we have added 135 net sales associates this year through September 30. The Research segment continues to benefit strongly from this continued investment in our sales force, with both revenue and contract value up. Revenue was up 18% in the third quarter of 2007 over the prior year quarter, to $170.2 million. On a year-over-year basis revenue was up 17%, with growth occurring across our entire research portfolio.
Research contract value was $704.7 million at September 30, 2007, up 18% from September 30, 2006, and was up 14% excluding the impact of foreign currency. The $704.7 million of contract value represents a new record level for Gartner and is the first time we have hit the $700.0 million mark, reflecting the successful execution of our strategy to accelerate the growth of our research business by productively growing our sales force. Both our research client retention rate and wallet retention rate remained strong at 82% and 102%, respectively, and this is the third consecutive quarter with wallet retention over 100%.
In our Consulting business we continue to focus on improving profitability by targeting the most profitable accounts and geographies. Revenue from our Consulting segment was $73.8 million in the third quarter of 2007, compared to $69.5 million in the prior year quarter. Consulting backlog at September 30, 2007 was $108.6 million, which is up slightly from September 30, 2006. The consultant utilization rate increased 3 points, to 64% in the current quarter from 61% in the third quarter of 2006, reflecting improved engagement management and reduced headcount. While the average hourly billing rate was flat, the average annualized revenue per billable headcount was up from the prior year. Billable headcount was 469 at September 30, 2007, which is down about 9% year-over-year, primarily due to the exit from our Asian consulting operations in the second quarter of 2007.
Our Events business strategy is to continue to focus on managing the Events portfolio by retaining successful events and introducing promising new events that will yield greater profitability. Although growth in our Events business was slower than our expectations, both quarterly and year-over-year revenues were up by double-digits. Events revenue for the third quarter of 2007 was up 11%, with 22 events held in the quarter as compared to 17 in the prior year quarter. We held 61 events in the first nine months of 2007 compared to 56 in the prior year, and our year-over-year events revenue was up 10%, while attendance was up 11%.
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
The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that have a 30-day cancellation clause, but have not produced material cancellations to date. It is our policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue, since the contract represents a legally enforceable claim. For those government contracts that permit termination, we bill the client the full amount billable under the contract but only record a receivable equal to the earned portion of the contract. In addition, we only record deferred revenue on these government contracts when cash is received. Deferred revenues attributable to government contracts were $51.9 million and $47.9 million at September 30, 2007 and December 31, 2006, respectively. In addition, at September 30, 2007 and December 31, 2006, the Company had not recognized uncollected receivables or deferred revenues, relating to government contracts that permit termination, of $13.0 million and $9.6 million, respectively.
Uncollectible fees receivable — The allowance for losses is composed of a bad debt and a sales and allowance reserve. Provisions are charged against earnings. The measurement of likely and probable losses and the allowance for uncollectible fees receivable is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires material estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of fees receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients’

liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due, and the effectiveness of our collection efforts. Trade receivables at September 30, 2007 were $314.8 million, which is net of an allowance for losses of approximately $8.1 million. Trade receivables at December 31, 2006 were $328.4 million, net of an allowance for losses of approximately $8.7 million.
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
RESULTS OF OPERATIONS
Overall Results
Total revenues increased 13% in the third quarter of 2007, to $273.1 million compared to $241.4 million for the third quarter of 2006, and increased $84.4 million, or 11%, when comparing the first nine months of 2007 to the first nine months of 2006, to $840.8 million from $756.4 million. Excluding the favorable effects of foreign currency translation, total revenues for the third quarter and year-to-date 2007 would have increased 10% and 9%, respectively. Please refer to the section of this MD&A entitled “Segment Results” for a further discussion of revenues by segment.
Cost of services and product development increased $10.9 million, or 9%, to $127.2 million in the third quarter of 2007 from $116.3 million in the third quarter of 2006, and increased $36.2 million, or 10%, when comparing the first nine months of 2007 with the first nine months of 2006, to $395.1 million from $358.9 million. Excluding the unfavorable effects of foreign currency translation, Cost of services and product development would have increased 7% for both the three and nine months ended September 30, 2007.
The 9% increase in the third quarter of 2007 compared to the prior year was primarily due to the impact of foreign exchange, which added $3.3 million of expense, about $5.1 million of merit salary, bonus, and benefit increases, and $2.4 million in higher events fulfillment costs. As a percentage of sales, Cost of services and product development declined 1 point, to 47% in the third quarter of 2007 from 48% in the same period in 2006.
Cost of services and product development increased 10%, or $36.2 million, for the first nine months of 2007 compared to the prior year. The increase was primarily due to the impact of foreign currency, which added about $10.7 million of expense, $14.3 million of merit salary, bonus, and benefit increases, $6.3 million of higher event fulfillment costs driven by higher events revenue, and additional stock-based compensation under SFAS No. 123(R) of about $2.2 million. For the nine months ended September 30, 2007 and 2006, Cost of services and product development as a percentage of sales was 47% for both periods.
Selling, general and administrative expenses (SG&A) increased $15.8 million, or 16%, to $115.6 million in the third quarter of 2007 from $99.8 million in the third quarter of 2006. SG&A expenses increased $45.9 million, or 15% to $351.8 million from $306.0 million when comparing the first nine months of 2007 to the first nine months of 2006. Excluding the unfavorable effects of foreign currency translation, SG&A expense would have increased by 13% and 12% for the quarter and year-over-year periods, respectively. The increase in SG&A expenses on a quarterly and year-to-date basis resulted primarily from increased investment in our sales organization, with expenses up approximately $10.0 and $26.0 million over the prior year periods, respectively. We now have 798 quota-bearing sales associates, a 20% increase over the prior year-end, with 135 net new sales associates added in the first nine months of 2007.
In addition to higher compensation costs related to the increased investment in our sales capacity, SG&A expense was also up on a quarter and year-to-date basis due to the impact of foreign exchange, which added $3.0 million and $8.7 million of expense, respectively. We also had increased recruiting and relocation expenses related to the increased sales headcount, as well as approximately $1.0 million of additional charges for stock-based compensation under SFAS No. 123(R) for both the three and nine months ended September 30, 2007, respectively.
Depreciation expense for the third quarter of 2007 increased to $6.3 million, compared to $5.8 million for the third quarter of 2006, and was $18.0 million and $17.6 million for the first nine months of 2007 and 2006, respectively, driven by additional capital expenditures. For the nine months ended September 30, 2007 and 2006, capital expenditures were $18.6 million and $13.2 million, respectively. The Company anticipates that capital expenditures for the full year 2007 will be approximately $25.0 million, compared to $21.1 million and $22.4 million in 2006 and 2005, respectively.
Amortization of intangibles was $0.5 million in the third quarter of 2007 compared to $3.5 million in the prior year quarter. Amortization of intangibles during the first nine months of 2007 was $1.6 million compared to $10.3 million in the prior year period. Both of the decreases were due to certain intangibles becoming fully amortized.

Meta integration charges were zero in 2007. For the three and nine months ended September 30, 2006, these charges were zero and $1.5 million, respectively. These expenses related primarily to severance, and for consulting, accounting, and tax services.
Other charges in the three and nine months ending September 30, 2007 were zero and $9.1 million, respectively. The nine months ending September 30, 2007 includes charges of $8.7 million for the Expert Choice litigation settlement and $2.7 million of restructuring costs related to the Company’s exit from consulting operations in Asia. Offsetting these charges was a credit of $2.3 million related to an excess facility which the Company returned to service.
Other charges were zero for the three and nine months ended September 30, 2006.
Interest expense, net was $5.2 million and $3.8 million for the three months ended September 30, 2007 and 2006, respectively, and $16.9 million and $12.7 million for the nine months ended September 30, 2007 and 2006, respectively.
The increase in our interest expense was primarily due to additional weighted-average debt outstanding in the three and nine months ended September 30, 2007, respectively, compared to the same periods in the prior year. The increased interest expense from additional debt was partially offset by a slight decline in rates and higher interest income. For the first nine months of 2007, we also had $0.5 million of additional interest expense related to the amortization and write-off of debt issuance costs from our debt refinancing in early 2007.
Other income (expense), net was $0.3 million and $(0.5) million for the third quarter of 2007 and 2006, respectively, and was $2.1 million and $(1.1) million for the nine months ending September 30, 2007 and 2006, respectively. The nine months ended September 30, 2007 includes a gain from the settlement of a claim for $1.8 million. The majority of the Other income (expense), net balances consist of net foreign currency exchange gains and losses.
Provision for income taxes was $6.2 million for the third quarter of 2007 as compared to $2.0 million for the third quarter of 2006. The effective tax rate for the third quarter of 2007 was 33.1% as compared to 17.0% for the third quarter of 2006. The increase in the effective tax rate is primarily due to differences in the estimated mix of pre-tax income by jurisdiction and the impact of certain discrete items that occurred in the third quarter of 2006, to include the writeoff of shares of a foreign subsidiary.
In addition to the discrete items noted above, the Company also recorded a charge of $8.6 million in the second quarter of 2007 related to a settlement agreement the Company entered into with Expert Choice, Inc. This item did not have a material impact on the effective tax rate.
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
Research
Revenue in our Research business was up 18% in the third quarter of 2007, to $170.2 million, from $144.1 million in the third quarter of 2006. For the nine months ended September 30, 2007, Research revenues increased $73.2 million or 17%, to $492.8 million compared to $419.5 million for the same period of 2006. For both the third quarter and year-to-date periods of 2007, we had growth across our entire product portfolio and in all of our geographic regions. Excluding the favorable impact of foreign currency, revenue was up about 15% over both the prior year quarter and year-to-date periods, respectively.
Research gross contribution of $110.8 million for the third quarter of 2007 increased 23%, from $89.8 million for the third quarter of 2006, while gross contribution margin for the third quarter of 2007 increased 3 points, to 65% from 62% in the prior year period. For the nine months ended September 30, 2007, gross contribution increased to $312.7 million, from $258.2 million in the comparable prior year period, a 21% increase, while the contribution margin increased 1 point, to 63% from 62%. Both the quarter and year-over-year contribution margin improved primarily due to operating leverage from our stronger revenue performance.
At September 30, 2007, contract value was $704.7 million, up 18% from $597.8 million at September 30, 2006 and 10% from the $640.3 million at December 31, 2006. The year-over-year increase was driven by increases in both core research and

Executive Programs, and reflects the great success of our new product offerings. Adjusted for the favorable impact of foreign currency translation, contract value was up about 14% year-over-year. At September 30, 2007, our research client retention rate remained strong at 82%, and was up from 81% at September 30, 2006. Wallet retention was 102% at September 30, 2007, up from 93% at September 30, 2006. Our Executive Program membership was 3,635 at September 30, 2007, which is up about 4% compared to 3,487 members at September 30, 2006.
Consulting
Consulting revenues were $73.8 million and $69.5 million for the three months ended September 30, 2007 and 2006, respectively, an increase of $4.3 million or 6%. For the nine months ended September 30, 2007, consulting revenues were $233.7 million compared to $229.1 million for the same period in the prior year, an increase of 2%. Excluding the favorable impact of foreign currency translation, revenues were up 3% for the quarter but were down 1% year-over-year. The quarter-over-quarter improvement reflects better utilization and higher billing rates, while the year-over-year decline reflects lower SAS revenue and reduced billable headcount. Billable headcount was 469 at September 30, 2007, compared to 517 at September 30, 2006, a 9% decrease. The reduced billable headcount primarily reflects our decision to exit our consulting business in Asia.
Consulting gross contribution of $27.8 million for the third quarter of 2007 increased 9%, from $25.6 million for the third quarter of 2006, while contribution margin for the third quarter of 2007 increased to 38% from 37% in the prior year quarter. Gross contribution of $90.2 million for the first nine months of 2007 decreased 7%, from $96.5 million for the same period of 2006, while contribution margin decreased to 39% in 2007 from 42% in the prior year period. The decrease in gross contribution margin for year-to-date period was driven by lower SAS revenue performance and additional investment in senior level resources, while the quarterly improvement was due to improved utilization.
The consultant utilization rate was 64% and 61% for the three month periods ended September 30, 2007 and 2006, respectively, while the nine month rates were 68% and 65%. The billing rate remained above $350 per hour for both the third quarter of 2007 and first nine months of 2007. Our average annualized revenue per billable headcount was about $390,000 and $420,000 for the three and nine months ended September 30, 2007, approximately the same as the prior year periods. Consulting backlog, which represents future revenues to be recognized from in-process consulting, measurement and SAS, increased slightly, to $108.6 million at September 30, 2007, from $107.7 million at September 30, 2006.
Events
Events revenues for the third quarter of 2007 were up 11%, to $26.7 million from $24.1 million in the prior year quarter. We held 22 events in the third quarter of 2007 compared to 17 in the prior year period, a 29% increase. Excluding the favorable impact of foreign exchange, revenues were up about 8% over the prior year quarter, primarily driven by the introduction of new events. Attendance at events was 7,307 for the three month period ended September 30, 2007, compared to 6,578 in the comparable prior year period, an 11% increase.
For the nine months ended September 30, 2007, Events revenues increased 10%, or $9.4 million, to $106.6 million compared to $97.2 million for the same period of 2006. Adjusted for the impact of foreign exchange, revenues were up 7%. We held 61 events held in 2007 and 56 in 2006. The increased revenue was primarily due to the addition of new events in 2007 and an increase in both attendee volume and ticket prices, which was somewhat offset by continued softness in our Vision events. Attendance at events was 27,541 for the nine month period ended September 30, 2007, compared to 24,709 in the comparable prior year period, an 11% increase.
Gross contribution was $9.5 million, or 36% of revenues, for the third quarter of 2007, compared to $9.4 million, or 39% of revenues, for the third quarter of 2006. Gross contribution of $46.3 million for the first nine months of 2007 increased from $42.5 million compared to 2006, while gross contribution margin decreased by 1 point, to 43% from 44%. The quarter and year-to-date decreases in gross contribution margin were mainly due to lower margins on our new events and in our Vision events.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities totaled $82.5 million for the nine months ended September 30, 2007, compared to cash provided of $74.7 million for the nine months ended September 30, 2006, a $7.8 million increase. The increase in cash flow from operating activities was primarily due to an increase in cash from our core operations and improved management of our working capital, and to a lesser extent, lower cash payments for severance and other charges. The cash flow from operations for the nine months ended September 30, 2007, includes $9.5 million paid under a legal settlement that was entered into in the second quarter.
Cash used in investing activities was $18.6 million for the nine months ended September 30, 2007, compared to $13.5 million in the prior year period. The increase was due to a year-over-year increase in capital expenditures.
Cash used in financing activities totaled $21.6 million for the nine months ended September 30, 2007, compared to $41.4 million in the nine months ended September 30, 2006, a decrease of $19.8 million. The decrease was primarily due to an increase in excess tax benefits from stock compensation and less cash used for debt repayments.
Excess tax benefits from stock compensation increased approximately $9.4 million, to $15.1 million in the first nine months of 2007 compared to $5.7 million in the same period of 2006, reflecting our higher share price. On a net basis, we repaid $3.0 million of debt in the first nine months of 2007 compared to $26.7 million for the same period in 2006, a $23.7 million decrease.
We increased our use of cash to repurchase shares by $12.2 million, as we repurchased $65.7 million of our common stock in the first nine months of 2007 compared to $53.5 million in the prior year period. We received proceeds from stock issued for stock plans and our employee stock purchase plan of $32.1 million in the nine months ended September 30, 2007, compared to $33.0 million in 2006.
OBLIGATIONS AND COMMITMENTS
We have a Credit Agreement that provides for a five-year, $180.0 million term loan and a $300.0 million revolving credit facility, which may be increased, at Gartner’s option, by up to an additional $100.0 million, for a total revolving credit facility of $400.0 million. The term loan will be repaid in 18 consecutive quarterly installments commencing September 30, 2007, plus a final payment due on January 31, 2012, and may be prepaid at any time without penalty or premium at the option of Gartner. The revolving credit facility may be used for loans, and up to $15.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and reborrowed until January 31, 2012, at which time all amounts borrowed must be repaid. We had a total of $367.0 million outstanding under this borrowing arrangement as of September 30, 2007.
Off-Balance Sheet Arrangements
Through September 30, 2007, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.
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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities"—including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits an entity to choose to measure certain financial instruments and other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 will be effective for Gartner beginning in 2008. The Company is in the process of evaluating the impact, if any, SFAS No. 159 will have on the Company’s financial position or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 30, 2007, we have exposure to changes in interest rates resulting from $177.0 million outstanding on our term loan and $190.0 million outstanding on our revolver, both of which are floating rate. Borrowings may be either prime-based or Libor-based. Interest rates under these borrowings include a base rate plus a margin between 0.00% and 0.25% on prime borrowings and between .625% and 1.25% on Libor borrowings.
We have an interest rate swap contract which effectively converts the base floating interest rate on the term loan to a fixed rate. Accordingly, the base interest rate on the term loan is effectively capped at 5.06%. However, we are still exposed to interest rate risk on the revolver. A 25 basis point increase or decrease in interest rates would change pre-tax annual interest expense on the $300.0 million revolver by approximately $0.7 million when fully utilized.
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
We are exposed to foreign currency transaction risk since we enter into foreign currency forward exchange contracts to offset the effects of adverse fluctuations in foreign currency exchange rates. These instruments are typically short term and are reflected at fair value with unrealized and realized gains and losses recorded in earnings. At September 30, 2007, we had eight foreign currency forward contracts outstanding with a total notional amount of approximately $45.0 million and an immaterial net unrealized loss. All of these contracts expired by the end of October 2007.
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
Management conducted an evaluation, as of September 30, 2007, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Act.

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
Issuer Purchases of Equity Securities
We have a $200.0 million common share repurchase program. The following table provides detail related to repurchases of our common stock for treasury in 2007 under this program:

			Approximate
			Dollar Value of
			Shares that
			may yet be
			Purchased
			Under our
			Share
	Total Number		Repurchase
	of Shares	Average Price	Program
Period	Purchased	Paid Per Share	(in thousands)
2007
January	—	$—
February	639,300	21.90
March	417,000	21.58

Total	1,056,300	$21.77

April	450	$25.37
May	250,850	26.59
June	200	26.61

Total	251,500	$26.59

July	—	$—
August	1,370,000	22.64
September	225,900	22.21

Total	1,595,900	$22.58	$134.3

ITEM 6. EXHIBITS
(a)	Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

31.1	Certification of chief executive officer under Rule 13a — 14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of chief financial officer under Rule 13a — 14(a)/15d-14(a) of the Exchange Act.

32	Certification under 18 U.S.C. Section 1350.

Items 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.
Date October 30, 2007	/s/ Christopher Lafond
Christopher Lafond
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)