Form 10-K
period 2007-12-31
GARTNER INC
filed 2008-02-28
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 1-14443
GARTNER, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3099750
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

P.O. Box 10212 56 Top Gallant Road Stamford, CT	06902-7700
(Address of principal executive offices)	(Zip Code)
(203) 316-1111
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.0005 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☑	No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐	No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
     As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,721,540,662 based on the closing sale price as reported on the New York Stock Exchange.
     The number of shares outstanding of the issuer’s common stock, $0.005 par value per share, was 98,533,148 as of January 31, 2008.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held June 5, 2008 (Proxy Statement)	Part III

GARTNER, INC.
2007 ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS.
GENERAL
Gartner, Inc. is a leading research and advisory firm that helps executives use technology to build, guide and grow their enterprises. We offer independent and objective research and analysis on information technology, computer hardware, software, communications and related technology industries (the “IT industry”). We provide comprehensive coverage of the IT industry to approximately 10,000 client organizations, including approximately 400 of the Fortune 500 companies, across 75 countries. Our client base consists primarily of chief information officers (“CIOs”) and other senior IT and business executives from a wide variety of enterprises, government agencies and the investment community. Unless otherwise indicated or unless the context requires otherwise, all references in this Form 10-K to “Gartner,” “Company,” “we,” “us,” “our” or similar terms mean Gartner, Inc. and its subsidiaries on a consolidated basis.
The foundation for all Gartner products and services is our independent research on IT issues. The findings from this research are delivered through our three customer channels, depending on an individual client’s specific business needs, preferences and objectives:
•	Research — Provides research content and advice for IT professionals, technology companies and the investment community in the form of reports and briefings, as well as peer networking services and membership programs designed specifically for CIOs and other senior executives.
•	Consulting — Consists primarily of consulting, measurement engagements and strategic advisory services (paid one-day analyst engagements known as “SAS”), which provide assessments of cost, performance, efficiency and quality focused on the IT industry.
•	Events — Consists of various symposia, conferences and exhibitions focused on the IT industry.
Since its founding in 1979, Gartner has established a leading brand in the IT research marketplace.
MARKET OVERVIEW
Information technology has become increasingly critical to the operational and financial success of corporations and governments over the last two decades. Once a support function, IT is now viewed as a strategic component of growth and operating performance. Accordingly, it has become imperative for executives and IT professionals to manage their IT spending and purchasing decisions efficiently and effectively.
As the cost of IT solutions continues to rise, executives and technology professionals have realized the importance of making well-informed decisions and increasingly seek to maximize their returns on IT capital investments. As a result, any IT investment decision in an enterprise is subject to increased financial scrutiny. In addition, today’s IT marketplace is dynamic and complex. Technology providers continually introduce new products with a wide variety of standards and features that are prone to shorter life cycles. Users of technology — a group that encompasses nearly all organizations — must keep abreast of new developments in technology to ensure that their IT systems are reliable, efficient and meet their needs.
Given the heightened emphasis organizations are placing on technology decision making and spending, companies and governments are increasingly turning to outside experts for guidance in IT procurement, implementation and operations in order to maximize the value of their IT investments. Accordingly, it is critical that CIOs and other executives obtain value-added, independent and objective research and analysis of the IT market to assist them in these IT-related decisions.
OUR SOLUTION
We provide high-quality, independent and objective research and analysis of the IT industry. Through our entire product portfolio, our global research community provides thought leadership and insight about technology acquisition and deployment to CIOs, executives and other technology leaders.
We employ a diversified business model that utilizes and leverages the breadth and depth of our intellectual capital. The foundation for our business model is our ability to create and distribute our proprietary research content as broadly as possible via published reports and briefings, consulting and advisory services, and hosting symposia, conferences and exhibitions.
With a base of 650 research analysts, we create timely and relevant technology-related research. In addition, we have over 470 experienced consultants who combine our objective, independent research with a practical, business perspective focused on the IT industry. Our events are among the world’s largest of their kind, gathering highly qualified audiences of senior business executives, IT professionals and purchasers and providers of IT products and services.

PRODUCTS AND SERVICES
Our principal products and services are Research, Consulting and Events:
•	RESEARCH. The Gartner global research product is the fundamental building block for all Gartner services. We combine our proprietary research methodologies with extensive industry and academic relationships to create Gartner solutions. Our research agenda is defined by clients’ needs, focusing on the critical issues, opportunities and challenges they face every day. Our research analysts are in regular contact with both technology providers and technology users, enabling them to identify the most pertinent topics in the IT marketplace and develop relevant product enhancements to meet the evolving needs of users of our research. Our proprietary research content, presented in the form of reports, briefings, updates and related tools, is delivered directly to the client’s desktop via our website and/or product-specific portals. Our research analysts provide in-depth analysis on all aspects of technology, including hardware, software and systems, services, IT management, market data and forecasts, and vertical industry issues. Clients typically sign contracts that provide access to our research content for individual users over a period of time. The research contracts are renewed on an ongoing basis; to date, we have enjoyed strong research client retention, with 82% of users renewing their contracts in 2007, as well as 101% wallet retention, a measure of the amount of contract value we have retained with clients over 2006.

Our strategy is to align our service and product offerings around individual roles within targeted key client groups. For example, Gartner Executive Programs (EP) comprises exclusive membership programs designed to help CIOs, senior IT executives and other business executives become more effective in their enterprises. An EP membership leverages the knowledge and expertise of Gartner in ways that are specific to the CIO’s needs and offers role-based offerings and member-only communities for peer-based collaboration. Our 3,700 EP members also receive advice and counsel from an executive partner who understands their goals and can ensure the most effective level of support from Gartner.

Our Best Practices Councils are exclusive peer exchange communities, focused on specific functional areas of IT, that bring together senior business and IT leaders in major U.S. and international companies for exclusive events, multi-client research studies and ad hoc peer exchange forums. These programs allow clients to learn from the experiences of their peers and share best practices in functional areas such architecture and IT planning, emerging technology management, enterprise application, information security, infrastructure management, and IT sourcing management in order to solve common business problems, improve corporate performance and drive greater effectiveness.

Our End-User Programs focus on the needs of the IT end-user market with a variety of product offerings. Gartner for IT Leaders, a product suite we rolled out in 2006, provides eight role-based research offerings to assist end-user IT leaders with effective decision making. These products align a client’s specific job-related challenges with appropriate Gartner analysts and insight, and connect IT leaders to IT peers who share common business and technology issues.

Our High Tech & Telecom Programs focus on the needs of high-technology and telecommunications service providers, professional services firms and IT investors to help them be more successful in their specific job roles within their particular sub-industry. We leverage Gartner research and other information into industry-specific expertise and solutions.

•	CONSULTING. Gartner consultants provide fact-based consulting services to help our clients use and manage IT to enable business performance. We seek to accomplish three major outcomes for our clients: applying IT to drive improvements in business performance; creating sustainable IT efficiency that ensures a constant return on IT investments; and strengthening the IT organization and operations to ensure high-value services to the client’s lines of business and to enable the client to adapt to business changes.

We utilize our benchmarking capabilities and our business solutions to drive these outcomes. Our benchmarking capabilities are provided as information offerings. Our business solutions, enabled by benchmarking, include IT Transformation, IT Optimization, Sourcing Optimization and Business Enablement. We deliver our consulting solutions by capitalizing on Gartner assets that are invaluable to IT decision making, including: (1) our research, which ensures that our consulting analyses and advice are based on a deep understanding of the IT environment and the business of IT; (2) our market independence, which keeps our consultants focused on our client’s success; and (3) our benchmarking capabilities, which provide relevant comparisons and best practices to assess and improve performance.

•	EVENTS. Gartner symposia and conferences are gatherings of technology’s most senior IT and business strategists and practitioners. Symposia and conferences give clients live access to insights developed from our latest proprietary research in a concentrated way. Informative sessions led by Gartner analysts are augmented with technology showcases, peer exchange, analyst one-on-one meetings, workshops and keynotes by technology’s top leaders. Symposia and conferences also provide participants with an opportunity to interact with business executives from the world’s leading technology companies. Except for certain invitation-only events, attendance is not limited to Gartner clients. In 2007, the 78 Gartner events throughout the United States, Europe, Latin America and the Asia/Pacific region attracted over 44,000 attendees.

Gartner conferences attract high-level IT and business professionals ready to buy technology products and services, and provide a commercial opportunity for attendees to interact with this audience. Gartner Symposium, offered each spring and fall in various international locations, is a large, strategic conference for senior IT and business professionals. Symposium is combined with ITxpo, an exhibition where the latest technology products and solutions are demonstrated. We also offer conferences in many locations around the world on specialized topics such as security, outsourcing, wireless technology, and the impact of IT on the public sector and the utilities, media and financial services industries.
Note 13 — Segment Information in the Notes to the Consolidated Financial Statements contained within this Form 10-K includes financial information about our geographic areas and our three business segments: Research, Consulting and Events.
COMPETITION
We believe that the principal factors that differentiate us from our competitors are:
•	Superior IT Research Content — We believe that we create the broadest, highest-quality and most relevant research coverage of the IT industry. Our research analysis generates unbiased insight that we believe is timely, thought-provoking and comprehensive, and that is known for its high quality, independence and objectivity.
•	Our Leading Brand Name — For more than a quarter of a century, we have been providing critical, trusted insight under the Gartner name.
•	Our Global Footprint and Established Customer Base — We have a global presence with operations in 75 countries on six continents. Sales outside of North America accounted for approximately 43% of our 2007 revenues.
•	Substantial Operating Leverage in Our Business Model — We have the ability to distribute our intellectual property and expertise across multiple platforms, including research publications, consulting engagements, conferences and executive programs, to derive incremental revenues and profitability.
•	Experienced Management Team — Our management team is composed of IT research veterans and experienced industry executives.
Notwithstanding these differentiating factors, we face competition from a significant number of independent providers of information products and services. We compete indirectly against consulting firms and other information providers, including electronic and print media companies. These indirect competitors could choose to compete directly with us in the future. Additionally, we face competition from free sources of information that are available to our clients through the Internet. Limited barriers to entry exist in the markets in which we do business. As a result, new competitors may emerge and existing competitors may start to provide additional or complementary services. However, we believe the breadth and depth of our research assets position us well versus our competition. Increased competition may result in loss of market share, diminished value in our products and services, reduced pricing and increased sales and marketing expenditures.
INTELLECTUAL PROPERTY
Our success has resulted in part from proprietary methodologies, software, reusable knowledge capital and other intellectual property rights. We rely on a combination of copyright, trademark, trade secret, confidentiality, non-compete and other contractual provisions to protect our intellectual property rights. We have policies related to confidentiality, ownership and the use and protection of Gartner’s intellectual property, and we also enter into agreements with our employees as appropriate that protect our intellectual property.
We recognize the value of our intellectual property in the marketplace and vigorously identify, create and protect it. Additionally, we actively monitor and enforce contract compliance by our end users.
EMPLOYEES
As of December 31, 2007, we had 4,006 employees, of which 691 were located at our headquarters in Stamford, Connecticut; 1,742 were located at our other facilities in the United States; and 1,573 were located outside of the United States. Our employees may be subject to collective bargaining agreements at a company or industry level in those countries where this is part of the local labor law or practice. We have experienced no work stoppages and consider our relations with our employees to be favorable.
AVAILABLE INFORMATION
Our Internet address is www.gartner.com and the investor relations section of our website is located at www.investor.gartner.com. We make available free of charge, on or through the investor relations section of our website, printable copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).
Also available at www.investor.gartner.com , under the “Corporate Governance” link, are printable and current copies of our (i) CEO & CFO Code of Ethics which applies to our Chief Executive Officer, Chief Financial Officer, controller and other financial managers, (ii) Code of Business Conduct, which applies to all Gartner officers, directors and employees, (iii) Principles of Ethical Conduct which applies to all Gartner employees, (iv) Board Principles and Practices, the corporate governance principles that have been adopted by our Board and (v) charters for each of the Board’s standing committees: Audit, Compensation and Governance/Nominating. This information is also available in print and free of charge to any shareholder who makes a written request to Investor Relations, Gartner, Inc., 56 Top Gallant

Road, P.O. Box 10212, Stamford, CT 06904-2212
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
The market for our products and services is characterized by rapidly changing needs for information and analysis. To maintain our competitive position, we must continue to enhance and approve our products and services, develop or acquire new products and services in a timely manner, and appropriately position and price new products and services relative to the marketplace and our costs of producing them. Any failure to achieve successful client acceptance of new products and services could have a material adverse effect on our business, results of operations and financial position.
We depend on renewals of subscription-based services and sales of new subscription-based services for a significant portion of our revenue, and our failure to renew at historical rates or generate new sales of such services could lead to a decrease in our revenues.
A large portion of our success depends on our ability to generate renewals of our subscription-based research products and services and new sales of such products and services, both to new clients and existing clients. These products and services constituted 57% and 54% of our revenues for 2007 and 2006, respectively. If we are not able to renew at historical rates, and do not generate new sales in an amount sufficient to account for the shortfall arising from a decrease in renewals, our revenues will be negatively affected.
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
Additionally, as we implement our strategy to realign our business to client needs, we may shift the type and pricing of our products which may impact client renewal rates. While research client retention rates were 82% and 81% at both December 31, 2007 and 2006, respectively, there can be no guarantee that we will continue to maintain this rate of client renewals.
Generating new sales of our subscription-based products and services, both to new and existing clients, is often a time consuming process. If we are unable to generate new sales, due to competition or other factors, our revenues will be adversely affected.
We depend on non-recurring consulting engagements and our failure to secure new engagements could lead to a decrease in our revenues.
Consulting segment revenues constituted 27% and 29% of our revenues for 2007 and 2006, respectively. These consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including the following:
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
Our sales to governments are subject to appropriations and may be terminated.
We derive revenues from contracts with the U.S. government, state and local governments, and their respective agencies, and foreign governments and their agencies. At December 31, 2007, approximately $190.0 million of our Research contract value and Consulting backlog was attributable to governments. Our U.S. government contracts are subject to the approval of appropriations by the U.S. Congress to fund the agencies contracting for our services, and our contracts at the state and local levels are subject to various government funding authorizations and mechanisms. In general, most if not all of these contracts may be terminated at any time without cause (‘termination for convenience”). Should appropriations for the governments and agencies that contract with us be curtailed, or should government contracts be terminated for convenience, we may experience a significant loss of revenue.
We may not be able to attract and retain qualified personnel which could jeopardize the quality of our products and services.
Our success depends heavily upon the quality of our senior management, research analysts, consultants, sales and other key personnel. We face competition for the limited pool of these qualified professionals from, among others, technology companies, market research firms, consulting firms, financial services companies and electronic and print media companies, some of which have a greater ability to attract and compensate these professionals. Some of the personnel that we attempt to hire are subject to non-compete agreements that could impede our short-term recruitment efforts. Any failure to retain key personnel or hire and train additional qualified personnel as required to support the evolving needs of clients or growth in our business, could adversely affect the quality of our products and services, as well as future business and operating results.
We may not be able to maintain the equity in our brand name.
We believe that our “Gartner” brand, including our independence, is critical to our efforts to attract and retain clients and that the importance of brand recognition will increase as competition increases. We may expand our marketing activities to promote and strengthen the Gartner brand and may need to increase our marketing budget, hire additional marketing and public relations personnel, expend additional sums to protect the brand and otherwise increase expenditures to create and maintain client brand loyalty. If we fail to effectively promote and maintain the Gartner brand, or incur excessive expenses in doing so, our future business and operating results could be adversely impacted.
Our international operations expose us to a variety of operational risks which could negatively impact our future revenue and growth.
Our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of tariffs and other trade barriers, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, differences between U.S. and foreign tax rates, and the difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights in international jurisdictions. Furthermore, we rely on local distributors or sales agents in some international locations. If any of these arrangements are terminated by our agent or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients of the local distributor or sales agent may not want to continue to do business with us or our new agent.
Our international operations expose us to changes in foreign currency exchange rates.
Approximately 45% of our revenues for 2007 and 2006 were derived from sales outside of the U.S. Revenues earned outside the U.S. are transacted in local currencies, which generally fluctuate against the dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our revenues and results of operations could be adversely affected by unfavorable foreign currency fluctuations.
The costs of servicing our outstanding debt obligations could impair our future operating results.
We have a $180.0 million term loan as well as a $300.0 million revolving credit facility. The revolving credit facility may be increased up to an additional $100.0 million at our lenders’ discretion (the “expansion feature”), for a total revolving credit facility of $400.0 million. However, the $100.0 million expansion feature may or may not be available to us depending upon prevailing credit market conditions.
At December 31, 2007, $394.0 million was outstanding on this facility. The affirmative, negative and financial covenants of the credit facility could limit our future financial flexibility. The associated debt service costs of this facility could impair our future operating results. The outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital.
We may require additional cash resources which may not be available on favorable terms or at all.
We believe that our existing cash balances, cash flow from operations, and the borrowing capacity we have under our five-year revolving credit facility will be sufficient for our expected short-term and foreseeable long-term needs.
We may, however, require additional cash resources due to changed business conditions, implementation of our strategy and stock repurchase program, or to pursue future business opportunities requiring substantial investments of additional capital. If our existing financial resources are insufficient to satisfy our requirements, we may seek additional borrowings. Prevailing credit market conditions may negatively affect debt availability and cost, and, as a result, financing may not be available in amounts or on terms acceptable to us, if at all. In addition, the incurrence of additional indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations.
If we are unable to enforce and protect our intellectual property rights our competitive position may be harmed.
We rely on a combination of copyright, patent, trademark, trade secret, confidentiality, non-compete and other contractual provisions to protect our intellectual property rights. Despite our efforts to protect our intellectual property rights, unauthorized third parties may obtain and use technology or other information that we regard as proprietary. Our intellectual property rights may not survive a legal challenge to their validity or provide significant protection for us. The laws of certain countries do not protect our proprietary rights to the same extent as the laws of the United States. Accordingly, we may not be able to protect our intellectual property against unauthorized third-party copying or use, which could adversely affect our competitive position. Our employees are subject to non-compete agreements. When the non-competition period expires, former employees may compete against us. If a former employee chooses to compete against us prior to the expiration of the non-competition period, we seek to enforce these non-compete provisions but there is no assurance that we will be successful in our efforts.
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
We face risks related to taxation.
We operate in numerous domestic and foreign taxing jurisdictions and our level of operations and profitability in each jurisdiction may have an impact upon the amount of income taxes that we provide in any given year. In addition, our tax filings for various tax years are subject to audit by the tax authorities in jurisdictions where we conduct business. These audits may result in assessments of additional taxes, and resolution of these matters involves uncertainties and there are no assurances that the ultimate resolution will not exceed the amounts provided.
Risks related to our common stock
Our operating results may fluctuate from period to period and may not meet the expectations of securities analysts or investors or guidance we have given, which may cause the price of our common stock to decline.
Our quarterly and annual operating results may fluctuate in the future as a result of many factors, including the timing of the execution of research contracts, which typically occurs in the fourth calendar quarter, the extent of completion of consulting engagements, the timing of symposia and other events, which also occur to a greater extent in the fourth calendar quarter, the amount of new business generated, the mix of domestic and international business, changes in market demand for our products and services, the timing of the development, introduction and marketing of new products and services, and competition in the industry. An inability to generate sufficient earnings and cash flow, and achieve our forecasts, may impact our operating and other activities. The potential fluctuations in our operating results could cause period-to-period comparisons of operating results not to be meaningful and may provide an unreliable indication of future operating results. Furthermore, our operating results may not meet the expectations of securities analysts or investors in the future or guidance we have given. If this occurs, the price of our stock would likely decline.
Interests of certain of our significant stockholders may conflict with yours.
ValueAct Capital and affiliates (“ValueAct”) owned approximately 21.0% of our common stock as of December 31, 2007, while Silver Lake Partners and affiliates (“Silver Lake”) owned approximately 13.4% on the same date. While neither Silver Lake nor ValueAct individually holds a majority of our outstanding shares, they may be able, either individually or together, to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. Their interests may differ from the interests of other stockholders. Additionally, representatives of Silver Lake and ValueAct in the aggregate presently hold three seats on our Board of Directors.
Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.
The trading prices of our common stock could be subject to significant fluctuations in response to, among other factors, variations in operating results, developments in the industries in which we do business, general economic conditions, general market conditions, changes in the composition of our stockholder base, changes in securities analysts’ recommendations regarding our securities and our performance relative to securities analysts’ expectations for any quarterly period. Such volatility may adversely affect the market price of our common stock.
Future sales of our common stock in the public market could lower our stock price.
Sales of a substantial number of shares of common stock in the public market by our current stockholders, or the threat that substantial sales may occur, could cause the market price of our common stock to decrease significantly or make it difficult for us to raise additional capital by selling stock. Furthermore, we have various equity incentive plans that provide for awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. As of December 31, 2007, the aggregate number of shares of our common stock issuable pursuant to outstanding grants awarded under these plans was approximately 20.9 million shares (approximately 8.8 million of which have vested). In addition, approximately 7.1 million shares may be issued in connection with future awards under our equity incentive plans. Shares of common stock issued under these plans are freely transferable without further registration under the Securities Act of 1933, as amended (the “Securities Act”), except for any shares held by affiliates (as that term is defined in Rule 144 under the Securities Act). We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.
ITEM 2. PROPERTIES.
Our corporate headquarters is located in approximately 213,000 square feet of leased office space in three buildings located in Stamford, Connecticut, USA. These facilities accommodate research and analysis, marketing, sales, client support, production, and corporate services and administration. The leases on these facilities expire in 2010 but the leases do contain renewal options. We have a significant presence in the United Kingdom with approximately 72,000 square feet of leased office space in two buildings located in Egham, UK, for which the leases expire in 2020 and 2025, respectively. We lease an additional 19 domestic and 43 international locations that support our research and analysis, domestic and international sales efforts, and other functions. We continue to constantly assess our space needs as our business changes, but we believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.
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
Our 2008 Annual Meeting of Stockholders will be held on June 5, 2008 at the Company’s offices in Stamford, Connecticut.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
As of January 31, 2008, there were approximately 2,800 holders of record of our common stock, which trades on the New York Stock Exchange under the symbol IT. The following table sets forth the high and low sale prices for our common stock as reported on the New York Stock Exchange for the periods indicated:

	2007		2006
	High	Low	High	Low

Quarter ended March 31	$24.00	$19.44	$14.62	$12.66
Quarter ended June 30	28.44	23.57	16.63	12.65
Quarter ended September 30	25.07	19.98	17.73	12.80
Quarter ended December 31	26.59	16.10	21.40	17.12
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
SHARE REPURCHASES
The following table provides detail related to repurchases of our common stock in the fourth quarter of 2007. All shares repurchased were added to treasury stock. All repurchases were made pursuant to a publicly announced $200.0 million share repurchase program that was authorized by the Board of Directors in February 2007. In February 2008, the Board of Directors authorized an additional $250.0 million for share repurchases, which will supplement what remains available under the 2007 $200.0 million repurchase authorization. The open market purchases were made by brokers pursuant to purchase programs that complied with Rules 10b5-1 and 10b-18 under the Exchange Act.

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of
			Part of Publicly	Shares that May Yet
	Total Number of	Average Price Paid	Announced Plans or	Be Purchased Under
	Shares Purchased	Per Share	Programs	the Plans or Programs
Period	(#)	($)	(#)	($000's)
October	46,518	$21.51	46,518
November	4,000,400	19.08	4,000,400
December	1,435,900	18.13	1,435,900

Total fourth quarter 2007 (1)	5,482,818	$18.85	5,482,818	$270,100	(2)

(1)	We repurchased an additional 694,153 shares at a total cost of $10.8 million between January 1, 2008 and February 8, 2008.

(2)	As of February 8, 2008.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The fiscal years presented below are for the respective twelve-month period from January 1 through December 31. Data for all years was derived or compiled from our audited consolidated financial statements included herein or from submissions of our Form 10-K in prior years. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes contained in this Annual Report on Form 10-K.

(In thousands, except per share data)	2007	2006	2005	2004	2003

STATEMENT OF OPERATIONS DATA
Revenues:
Research	$673,335	$571,217	$523,033	$480,486	$466,907
Consulting	325,030	305,231	301,074	259,419	258,628
Events	180,788	169,434	151,339	138,393	119,355
Other	10,045	14,439	13,558	15,523	13,556

Total revenues	1,189,198	1,060,321	989,004	893,821	858,446
Operating income	133,122	103,250	25,280	42,659	47,333
Income (loss) from continuing operations	73,553	58,192	(2,437)	16,889	23,589
Net income (loss)	$73,553	$58,192	$(2,437)	$16,889	$23,589

PER SHARE DATA

Basic income (loss) per share:	$0.71	$0.51	$(0.02)	$0.14	$0.26

Diluted income (loss) per share:	$0.68	$0.50	$(0.02)	$0.13	$0.25

Weighted average shares outstanding
Basic	103,613	113,071	112,253	123,603	91,123
Diluted	108,328	116,203	112,253	126,326	92,579

OTHER DATA
Cash and cash equivalents	$109,945	$67,801	$70,282	$160,126	$229,962
Total assets	1,133,210	1,039,793	1,026,617	861,194	918,732
Long-term debt	157,500	150,000	180,000	150,000	—
Stockholders’ equity	17,498	26,318	146,588	130,048	374,790

The following items impact the comparability of our consolidated data from continuing operations:
•	The results of META Group, Inc. (“META”) are included in our consolidated results beginning April 1, 2005, the date of acquisition.
•	We repurchased 8.4 million, 14.9 million, 0.8 million, 26.6 million, and 5.0 million of our common shares in 2007, 2006, 2005, 2004, and 2003, respectively.
•	In 2003 certain long-term debt held by Silver Lake was converted into equity.
•	We had pre-tax stock compensation expense of $24.1 million and $16.7 million in 2007 and 2006, respectively, under Statement of Financial Accounting Standards 123(R), “Share-Based Payment.” We adopted this statement on January 1, 2006, under the modified prospective transition method.
•	During 2006 and 2005 we recorded $1.5 million and $15.0 million, respectively, in pre-tax charges related to the integration of META.
•	We recorded Other charges, which includes costs for severance, excess facilities, and other items, on a pre-tax basis, of $9.1 million in 2007, $0 in 2006, $29.2 million in 2005, $35.8 million in 2004, and $29.7 million in 2003.
•	We recorded pre-tax goodwill impairment charges of $2.7 million in 2004. In the same year, we had $3.1 million of pre-tax foreign currency charges related to the closing of certain operations in South America.
•	We recorded pre-tax charges for the impairment of investments of $5.3 million in 2005, $3.0 million in 2004, and $0.9 million for 2003.
•	We had pre-tax losses (gains) on investments or assets and associated insurance claims of $(0.5) million in 2005, $5.5 million in 2003, and $0.5 million in 2002.

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

EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION
During 2007 we continued to execute on the strategy we launched in 2005 to accelerate the growth of our Research business while at the same time maintaining the growth and profitability of our Consulting and Events businesses. The cornerstones of this strategy are to produce extraordinary research content, deliver innovative and highly differentiated product offerings, enhance our sales capability, provide world class client service and improve operational effectiveness. The success of this strategy is evident in our 2007 financial results, which includes total revenue growth of 12%, earnings per share growth of 36% and cash flow from operations growth of 40%.
We had net income of $73.6 million in 2007, or $0.68 per diluted share, compared to $0.50 per diluted share for the prior year. The $0.68 per diluted share for 2007 includes a net charge of $(0.04) recorded in the second quarter of 2007 for certain non-operating and other items. We generated $148.3 million of operating cash flow in 2007, and we ended the year with $109.9 million in cash.
In our Research business we executed on our strategy of accelerating growth by introducing new and innovative product offerings and expanding our sales force. Revenue was up 18% in 2007, with growth occurring across our entire product portfolio and geographic regions. Our sales force of 806 associates is up approximately 22% over the prior year end. Research contract value was $752.5 million at December 31, 2007, up 18% from the prior year end, and was up 14% excluding the impact of foreign currency. Contract value increased at least 18% in each of the four quarters of 2007 on a year-over-year basis, reflecting the successful execution of our strategy to accelerate the growth of our Research business. Both our Research client retention rate and wallet retention rate remained strong at 82% and 101%, respectively.
In our Consulting business we continue to focus on achieving maximum profitability by targeting the most profitable accounts and geographies. Revenue from our Consulting business was up 6% in 2007, to $325.0 million, despite lower headcount. Consulting backlog at December 31, 2007 was $121.4 million, up 11% from the $109.6 at December 31, 2006. The consultant utilization rate increased 5 points in 2007, to 69% from 64% in the prior year, reflecting improved engagement management and reduced headcount. The hourly billing rate remained above $350 per hour while the average annualized revenue per billable headcount was up approximately 5% from the prior year. Billable headcount was 472 at December 31, 2007, down about 10% year-over-year, primarily due to the exit from our Asian consulting operations.
Our Events business strategy is to continue to focus on managing the Events portfolio by retaining successful events that are content driven and introducing promising new events that will yield greater profitability, while eliminating less profitable and less attended events. Events revenue for 2007 was up 7%, with 78 events held in the year as compared to 74 in the prior year, with attendance up about 8%. In furtherance of our Events strategy, on February 20, 2008 we announced that we had contracted to sell our Vision Events portfolio of events (See Note 15 — Subsequent Events in the Notes to the Consolidated Financial Statements).
For a more detailed discussion of our segment results, see Segment Results below.
We also continued our focus on enhancing shareholder value through the continued evolution of our capital structure. During 2007 we repurchased 8.4 million shares of our common stock, bringing the total number of shares repurchased since January 1, 2005 to 24.1 million shares. In January 2007 we closed on a new credit facility which increased our total debt capacity to $480.0 million.
FLUCTUATIONS IN QUARTERLY OPERATING RESULTS
Our quarterly and annual revenue, operating income, and cash flow fluctuate as a result of many factors, including: the timing of our SymposiumITxpo series that normally occurs during the fourth calendar quarter, and other events; the amount of new business generated; the mix of domestic and international business; changes in market demand for our products and services; changes in foreign currency rates;

the timing of the development, introduction and marketing of new products and services; competition in the industry; and other factors. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results.
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
Revenue recognition — We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), and SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Revenue by significant source is accounted for as follows:
•	Research revenues are derived from subscription contracts for research products. Revenues from research products are deferred and recognized ratably over the applicable contract term;

•	Consulting revenues are generated from fixed fee and time and material engagements. Revenue from fixed fee contracts is recognized on a percentage of completion basis. Revenues from time and materials engagements is recognized as work is delivered and/or services are provided;

•	Events revenues are deferred and recognized upon the completion of the related symposium, conference or exhibition;

•	Other revenues consist primarily of fees from research reprints which are recognized when the reprint is shipped.
The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that have a 30-day cancellation clause, but have not produced material cancellations to date. It is our policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue, since the contract represents a legally enforceable claim. For those government contracts that permit termination, we bill the client the full amount billable under the contract but only record a receivable equal to the earned portion of the contract. In addition, we only record deferred revenue on these government contracts when cash is received. Deferred revenues attributable to government contracts were $57.6 million and $47.9 million at December 31, 2007 and December 31, 2006, respectively. In addition, at December 31, 2007 and December 31, 2006, we had not recognized uncollected receivables or deferred revenues relating to government contracts that permit termination, of $10.8 million and $9.6 million, respectively.
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

	December 31,
	2007	2006

Total fees receivable	$363,376	$337,083
Allowance for losses	(8,450)	(8,700)

Fees receivable, net	$354,926	$328,383

Impairment of goodwill and other intangible assets — The evaluation of goodwill is performed in accordance with Statement of Financial Accounting Standards No. 142, — “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Among other requirements, this standard eliminated goodwill amortization upon adoption and requires ongoing annual assessments of goodwill impairment. The evaluation of other intangible assets is performed on a periodic basis. These assessments require management to estimate the fair values of our reporting units based on estimates of future business operations and market and economic conditions in developing long-term forecasts. If we determine that the fair value of any reporting unit is less than its carrying amount, we must recognize an impairment charge for the associated goodwill of that reporting unit against earnings in our financial statements. Goodwill is evaluated for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger a review for impairment include the following:
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
Accounting for income taxes — As we prepare our consolidated financial statements, we estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating our current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We record a valuation allowance to reduce our deferred tax assets when future realization is in question. We consider the availability of loss carryforwards, existing deferred tax liabilities, future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we determine that we are able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment is made to the deferred tax asset to increase income in the period such determination is made. Likewise, if we determine that we will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset is charged against income in the period such determination is made.
Accounting for stock-based compensation — On January 1, 2006, we adopted Statement of Financial Accounting Standards 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”). Effective with the adoption of SFAS No. 123(R), the Company is recognizing stock-based compensation expense, which is based on the fair value of the award on the date of grant, over the related service period, net of estimated forfeitures (See Note 9 — Stock-Based Compensation in the Notes to the Consolidated Financial Statements).
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
RESULTS OF OPERATIONS
2007 VERSUS 2006
REVENUES increased $128.9 million, or 12%, to $1,189.2 million in 2007 from $1,060.3 million during 2006. Excluding the favorable effects of foreign currency translation, total revenues for 2007 would have increased 9% over 2006.
•	Research revenues increased 18% in 2007 to $673.3 million, compared to $571.2 million in 2006, and comprised approximately 57% and 54% of total revenues in 2007 and 2006, respectively.
•	Consulting revenues in 2007 of $325.0 million were up 6% compared to $305.2 million in 2006, and comprised approximately 27% and 29% of total revenues in 2007 and 2006, respectively.
•	Events revenues were $180.8 million in 2007, an increase of 7% from $169.4 million in 2006, and comprised approximately 15% and 16% of total revenues in 2007 and 2006, respectively.
•	Other revenues, consisting principally of research reprint revenues, declined to $10.0 million in 2007 from $14.4 million in 2006.
Please refer to the section of this MD&A entitled “Segment Results” for a further discussion of revenues by segment.
Revenues increased in all regions. Revenues from sales to United States and Canadian clients increased 8%, to $681.9 million in 2007 from $631.3 million in 2006. Revenues from sales to clients in Europe, the Middle East and Africa (“EMEA”) increased to $403.9 million in 2007 from $337.7 million in 2006, a 20% increase. Revenues from sales to clients in the Other International region increased 13%, to $103.3 million in 2007 from $91.3 million in 2006.

COST OF SERVICES AND PRODUCT DEVELOPMENT increased $39.9 million, or 8%, when comparing 2007 with 2006, to $545.3 million from $505.3 million, respectively. Excluding the unfavorable effects of foreign currency translation, Cost of services and product development would have increased 4%. The $39.9 million increase was primarily due to the impact of foreign currency, which added about $17.0 million of additional expense, $18.2 million of merit salary, bonus, and fringe increases, $6.4 million of higher event fulfillment costs driven by higher events revenue, and additional stock-based compensation costs under SFAS No. 123(R) of about $2.5 million. These increases were offset to some extent by lower non-sales headcount and other charges. For the years ended December 31, 2007 and 2006, Cost of services and product development as a percentage of revenue was 46% and 48%, respectively.
SELLING, GENERAL AND ADMINISTRATIVE (SG&A) expense increased $59.2 million, or 14% to $475.3 million from $416.1 million when comparing 2007 to 2006. Excluding the unfavorable effects of foreign currency translation, SG&A expense would have increased by 12% year-over-year. The $59.2 million increase in SG&A year-over-year resulted primarily from increased investment in our sales organization, with expenses up approximately $30.0 million, foreign currency translation, which added about $20.1 million of expense, and additional stock-based compensation under SFAS No. 123(R) of $5.4 million. We now have 806 sales associates, a 22% increase over the prior year-end. While SG&A expense increased 14% year-over-year, when sales-related expenses are excluded General and Administrative (G&A) expense was actually down about one percentage point year-over-year as a percentage of revenue.
DEPRECIATION expense for the year ended December 31, 2007 was $24.3 million compared to $23.4 million in 2006, driven by higher capital expenditures. We had $24.2 million and $21.1 million of capital expenditures in 2007 and 2006, respectively, and for 2008 the Company projects capital expenditures of approximately $25.0 million to $27.0 million.
AMORTIZATION OF INTANGIBLES was $2.1 million in 2007 compared to $10.7 million in 2006. The decrease was due to certain intangibles acquired in the META acquisition becoming fully amortized in 2006.
META INTEGRATION CHARGES was zero in 2007 and $1.5 million in 2006. These expenses were primarily for severance, and for consulting, accounting, and tax services.
OTHER CHARGES was $9.1 million and zero in 2007 and 2006, respectively. The $9.1 million charge in 2007 includes an $8.7 million charge for the Expert Choice litigation settlement and $2.7 million of restructuring costs related to the Company’s exit from consulting operations in Asia. Offsetting these charges was a credit of $2.3 million related to an excess facility which the Company returned to service.
INTEREST EXPENSE, NET was $22.2 million and $16.6 million for the years ended December 31, 2007 and 2006, respectively. The increase in our interest expense was due to a higher weighted-average amount of debt outstanding in 2007. The increased interest expense from additional debt outstanding was partially offset by a slight decline in rates and higher interest income.
OTHER INCOME (EXPENSE), NET was $3.2 million and $(0.8) million for the years ended December 31, 2007 and 2006, respectively. 2007 includes a gain from the settlement of a claim for $1.8 million, while the majority of the Other income (expense), net balances in both years consists of net foreign currency exchange gains and losses.
PROVISION FOR INCOME TAXES was $40.6 million for 2007 as compared to $27.7 million in 2006. The effective tax rate for 2007 was 35.6% as compared to 32.2% for 2006. The higher effective tax rate in 2007 as compared to 2006 is attributable to several items. The most significant of these items includes the following: (a) the Company generated a smaller percentage of its income in low tax jurisdictions in 2007 as compared to 2006, and (b) differences relating to the release of valuation allowances and changes in reserves.
2006 VERSUS 2005
REVENUES increased 7% or $71.3 million, to $1,060.3 million during 2006 from $989.0 million during 2005.
•	Research revenues increased 9% in 2006 to $571.2 million, compared to $523.0 million in 2005, and comprised approximately 54% and 53% of total revenues in 2006 and 2005, respectively.
•	Consulting revenues in 2006 of $305.2 million were up 1% compared to the $301.1 in 2005, and comprised approximately 29% and 30% of total revenues in 2006 and 2005, respectively.
•	Events revenues were $169.4 million in 2006, an increase of 12% from the $151.3 million in 2005, and comprised approximately 16% and 15% of total revenues in 2006 and 2005, respectively.
•	Other revenues, consisting principally of research reprint revenues, increased 6%, to $14.4 million in 2006 from $13.6 million in 2005.
Excluding the impact of foreign currency translation, total revenues for 2006 would have increased slightly less than 7%. See the Segment Results section below for a further discussion of segment revenues. Gartner acquired META on April 1, 2005, and as a result Gartner’s first quarter of 2005 operating results did not contain META. Because META had been completely integrated into Gartner, we could not approximate the impact on our 2006 results from the acquisition.
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
COST OF SERVICES AND PRODUCT DEVELOPMENT expense increased $18.7 million, or 4%, to $505.3 million in 2006 from $486.6 million in 2005. Excluding the effects of foreign currency translation, Cost of services and product development expense would have increased 3% for the year ended December 31, 2006.
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
SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) expenses increased 5%, or $18.8 million, to $416.1 million in 2006 from $397.3 million in 2005. Excluding the effects of foreign currency translation, SG&A expense would have increased by 4% year-over-year.
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
OTHER INCOME (EXPENSE), NET for both 2006 and 2005 consists primarily of net foreign currency exchange gains and losses.
PROVISION FOR INCOME TAXES was $27.7 million for 2006 compared to $7.9 million for 2005. The effective tax rate was 32.2% and 144.8% for 2006 and 2005, respectively. The lower effective tax rate in 2006 as compared to 2005 is attributable to several items. The most significant of those items include the following: (a) the Company generated a larger percentage of its income in low tax jurisdictions in 2006 as compared to 2005, and (b) 2006 included a significant decrease in valuation allowances for state and local net operating losses while 2005 included a significant increase in valuation allowances for foreign tax credits. The impact of these items is partially offset by: (a) benefits taken to reduce overall tax expense in 2005 relating to repatriated earnings, no such items occurred in 2006, (b) larger benefits taken in 2005 as compared to 2006 for foreign tax credits generated, and (c) an overall increase in reserve needs in 2006 as compared to an overall decrease in 2005. Note that the impact of the various positive and negative adjustments is amplified by lower pretax book income in 2005 as compared to 2006.
In March 2005, we repatriated approximately $52.0 million in cash from our non-US subsidiaries. Also in 2005, we took into account technical corrections issued by the Treasury Department related to repatriating earnings under the American Jobs Creation Act (AJCA). As a result of favorable provisions in the technical corrections, we realized a tax benefit of $3.6 million in 2005 that reduced the cumulative charge on the repatriated earnings to $1.4 million. In addition, as a consequence of the application of the technical corrections, we re-evaluated our ability to use foreign tax credits in the future and took a charge of $2.5 million to re-establish valuation allowance for foreign tax credits that will more likely than not expire unused. Upon filing our 2005 income tax return in 2006, the Company determined that it would be more beneficial not to avail itself of the provision of the AJCA with respect to the taxation of the repatriation. Therefore, the repatriation was taxed as an ordinary dividend under existing tax law.
Excluding the impact of SFAS No. 123(R), amortization of certain intangibles acquired as part of the META acquisition and various META integration charges, the effective tax rate was 32.4% for 2006. Excluding the impact of the amortization of certain intangibles acquired as part of the META acquisition, various META integration charges and certain one-time charges for facility closures and capital asset impairments, the effective tax rate was 36.6% for 2005, respectively. The lower effective tax rate in 2006 as compared to 2005 is attributable to several items. The most significant of those items include the following: (a) the Company generated more income in low tax jurisdictions in 2006 as compared to 2005, and (b) 2006 included a significant decrease in valuation allowances for state and local net operating losses while 2005 included a significant increase in valuation allowances for foreign tax credits. The impact of these items is partially offset by (a) benefits taken to reduce overall tax expense in 2005 relating to repatriated earnings, no such items occurred in 2006, (b) larger benefits taken in 2005 as compared to 2006 for foreign tax credits generated, and (c) an overall increase in reserve needs in 2006 as compared to an overall decrease in 2005. The impact of the various positive and negative adjustments was amplified by lower pretax book income in 2005 as compared to 2006.
2007 SEGMENT RESULTS
We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain Cost of services and product development charges, and Selling, general and administrative expenses, depreciation, META integration charges, amortization of intangibles and Other charges. Gross contribution margin is defined as gross contribution as a percentage of revenues.
Research
Revenue in our Research business increased $102.1 million or 18% in 2007, to $673.3 million compared to $571.2 million for 2006. We had year-over-year growth across our entire product portfolio and in all of our geographic regions. Excluding the favorable impact of foreign currency, revenue was up about 15% over the prior year. Research gross contribution increased to $429.1 million in 2007, from $345.5 million in 2006, a 24% increase, while the contribution margin increased 4 points, to 64% from 60%. The contribution margin improved primarily due to better operating leverage from our stronger revenue performance.
Contract value was $752.5 million at December 31, 2007, up 18% from $640.3 million at December 31, 2006. The year-over-year increase was driven by increases in both core research and Executive Programs, and reflects the great success of our new role-based product offerings. We had contract value growth across all of our major geographic regions and client industry segments. Adjusted for the favorable impact of foreign currency translation, contract value was up about 14% year-over-year.
At December 31, 2007, our research client retention rate remained strong at 82%, up from 81% at December 31, 2006. Wallet retention was 101% at December 31, 2007, up from 96% at December 31, 2006, reflecting higher spending at retained clients. Our Executive Program membership was 3,753 at December 31, 2007, which is up about 3% over the prior year-end.
Consulting
Consulting revenues were $325.0 million in 2007, compared to $305.2 million in 2006, an increase of 6%, or $19.8 million, despite a decline in billable headcount. Excluding the favorable impact of foreign currency translation, revenues were up 3% year-over-year. The increased revenue was driven by substantial improvement in our contract optimization business as well as higher utilization and billing rates in our core consulting business. Our contract optimization business was weak in the fourth quarter of 2006 due to changes in sales incentives, which we have since rectified. Billable headcount was 472 at December 31, 2007 compared to 518 at December 31, 2006, a 9% decrease. The reduced billable headcount primarily reflects our decision to exit our consulting business in Asia.
Consulting gross contribution of $128.2 million in 2007 increased 6% from $120.7 million in 2006, while contribution margin decreased 1 point, to 39% in 2007 from 40% in the prior year. The decrease in gross contribution margin year-over-year was driven by lower SAS revenue performance and additional investment in senior level consultants.
The consultant utilization rate was 69% and 64% for the years ended December 31, 2007 and 2006, respectively. The billing rate remained above $350 per hour for both 2007 and 2006. Our average annualized revenue per billable headcount was up about 5%, to approximately

$430,000 in 2007 from $410,000 in 2006. Consulting backlog, which represents future revenues to be recognized from in-process consulting, measurement and SAS, increased 11%, to $121.4 million at December 31, 2007 from $109.6 million at December 31, 2006.
Events
Events revenues for 2007 increased 7%, or $11.4 million, to $180.8 million compared to $169.4 million in 2006. Adjusted for the favorable impact of foreign exchange, revenues were up about 3%. We held 78 events held in 2007 and 74 in 2006. The increased revenue was primarily due to the addition of 10 new events in 2007 and an increase in both attendee volume and ticket prices. Attendance at events was 44,216 in 2007, an 8% increase over 2006. For 2008, we are currently projecting that we will hold 82 events. Gross contribution was $88.2 million in 2007 compared to $83.7 million in 2006, a 5% increase, while gross contribution margin was 49% for both periods.
On February 20, 2008 we announced that we had contracted to sell our Vision Events portfolio of events (See Note 15 — Subsequent Events in the Notes to the Consolidated Financial Statements).
2006 SEGMENT RESULTS
We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain Cost of services and product development charges and SG&A expense, depreciation, META integration charges, amortization of intangibles and Other charges. Gross contribution margin is defined as gross contribution as a percentage of revenues.
Research
We had strong revenue performance in our Research business in 2006, with revenue up 9%, to $571.2 million, from $523.0 in 2005. Foreign currency had an immaterial impact on revenue for the year. The revenue growth for the year was across all of our regions and client sectors, as well as across the entire client portfolio.
Both client and wallet retention rates remained strong. At December 31, 2006, our research client retention rate was 81%, the same rate as of December 31, 2005. Wallet retention was up 3 points from the prior year, to 96% at December 31, 2006, from 93% at December 31, 2005. Our Executive Program membership was 3,646 at December 31, 2006, compared to 3,522 at the prior year end.
Research gross contribution of $345.5 million for 2006 increased 11% from the $310.0 million in 2005, while gross contribution margin increased 1 point in 2006 to 60%, from 59% in the prior year. The improvement in the contribution margin was mainly due to operating leverage resulting from the strong revenue performance. SFAS No. 123(R) decreased gross contribution margin in the Research segment by about 1 point in 2006.
Contract value at December 31, 2006 was the highest in the company’s history, at $640.3 million, up 8% over the prior year value of $592.6 million. Excluding the impact of foreign currency, contract value increased by approximately 11%. Contract value has now increased for 12 consecutive quarters. The increase was driven by growth in both core research and Executive Programs.
Consulting
Consulting revenues increased 1%, to $305.2 million in 2006 as compared to $301.1 million in 2005. With a strong emphasis on growing the Research segment, coupled with a decline in revenues in the contract optimization portion of the Consulting business change due to a change in sales incentives, growth slowed in the second half of 2006. Excluding the impact of foreign currency translation, revenues were up slightly less than 1%.
The year-over-year revenue increase reflects increases in annualized revenue per billable headcount, billing rate, and consultant utilization. Billable headcount was 518 at December 31, 2006, compared to 525 for the prior year, a decline of 1%. Consultant utilization rates were 64% and 62% for 2006 and 2005, respectively. The billing rate remained at over $300 per hour in 2006, while the average annualized revenue per billable headcount was about $410,000.
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
LIQUIDITY AND CAPITAL RESOURCES
2007
Cash provided by operating activities totaled $148.3 million for the year ended December 31, 2007, compared to cash provided of $106.3 million for the year ended December 31, 2006, an increase of $42.1 million, or 40%. The increase in cash flow from operating activities was primarily due to an increase in cash from our core operations of approximately $39.0 million, lower cash payments for taxes of about $21.0 million, and to a lesser extent, lower cash payments for severance and other items of $5.0 million. Offsetting these improvements was a payment of $9.5 million related to a legal settlement and higher cash payments for interest on our outstanding debt of about $8.0 million, and a higher reduction from excess tax benefits from stock-based compensation of $5.6 million.
Cash used in investing activities was $24.1 million for the year ended December 31, 2007, compared to $21.8 million in 2006. The increase was due to a year-over-year increase in capital expenditures, which increased to $24.2 million in 2007 from $21.1 million in 2006.
Cash used in financing activities increased slightly, to $93.7 million for the year ended December 31, 2007, compared to $91.5 million in 2006. On a net basis, we borrowed an additional $24.0 million in 2007 compared to $123.0 million of additional borrowings in 2006, a decrease of $99.0 million year-over-year. We decreased our use of cash to repurchase shares by $103.9 million, as we repurchased $166.8 million of our common stock in 2007 compared to $270.7 million in 2006. We received proceeds from stock issued under stock plans of $34.5 million in 2007, compared to $46.7 million in 2006, a decrease of $12.2 million. Excess tax benefits from stock compensation increased approximately $5.6 million, to $14.8 million in 2007 compared to $9.2 million in 2006.
At December 31, 2007, cash and cash equivalents totaled $109.9 million. The effect of exchange rates increased cash and cash equivalents by about $11.6 million during 2007.
2006
Cash provided by operating activities totaled $106.3 million for the year ended December 31, 2006, compared to $27.1 million in 2005. The increase in cash flow from operating activities of $79.2 million was primarily due to an increase in cash from core operations of approximately $50.0 million. The improved cash flow also reflects lower cash payments for severance and other charges of about $21.0 million, as well as a decrease of $28.0 million of payments related to the integration of META. These improvements were somewhat offset by higher cash payments for bonus, and to a lesser extent, interest and other items.
Cash used in investing activities was $21.8 million for 2006, compared to $181.0 million in 2005. The decrease in cash used was primarily due to the net expenditure of $161.3 million for the acquisition of META in 2005. Capital expenditures of $21.1 million was down about $1.2 million from the prior year period, reflecting the Company’s continued focus on disciplined capital spending.
Cash used by financing activities totaled $91.5 million in 2006, compared to $70.0 million of cash provided in the year ended December 31, 2005. The decline in cash provided was due to the repurchase of $270.7 million of our common shares in 2006, which includes $200.0 million repurchased directly from Silver Lake in December 2006, for which we borrowed an additional $190.0 million and utilized $10.0 million of existing cash. During 2005 we had $9.6 million of common share repurchases. We borrowed additional amounts in both 2006 and 2005, and our outstanding debt increased by about $123.0 million in 2006 compared to an increase of approximately $56.0 million in the prior year.
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
OBLIGATIONS AND COMMITMENTS
The Company has a borrowing arrangement that provides for a five-year, $180.0 million term loan and a $300.0 million revolving credit facility. The revolving credit facility may be increased up to an additional $100.0 million at our lenders’ discretion (the “expansion feature”), for a total revolving credit facility of $400.0 million. However, the $100.0 million expansion feature may or may not be available to us depending upon prevailing credit market conditions.

The term loan will be repaid in 18 consecutive quarterly installments which commenced on September 30, 2007, plus a final payment due on January 31, 2012, and may be prepaid at any time without penalty or premium at our option. The revolving credit facility may be used for loans, and up to $15.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and reborrowed until January 31, 2012, at which time all amounts borrowed must be repaid. At December 31, 2007, the Company had $174.0 million outstanding under the term loan and $220.0 million outstanding under the revolver. As of December 31, 2007, the Company had approximately $77.0 million of available borrowing capacity under the revolving credit facility, not including the expansion feature.
We believe that our existing cash balances, together with cash from our operating activities and the borrowing capacity we have under our five-year revolving credit facility, will be sufficient for our expected short-term and foreseeable long-term needs.
The following table represents our contractual cash commitments (in thousands) due after December 31, 2007:

		Less Than	1 - 3	4 - 5	More Than
	Total	1 Year	Years	Years	5 Years

Operating leases (1)	$187,950	$35,450	$56,900	$28,950	$66,650
Debt (2), (3)	394,000	16,500	81,000	296,500	—
Deferred compensation arrangement (4)	21,900	1,900	4,150	4,200	11,650
FASB Interpretation No. 48 liability (5)	403	403	—	—	—
Treasury stock repurchases (6)	2,300	2,300	—	—	—
Other	6,536	5,701	835	—	—

Totals	$613,089	$62,254	$142,885	$329,650	$78,300

(1)	The Company leases various facilities, furniture, and computer equipment expiring between 2008 and 2025.

(2)	Represents amounts due under the Company’s credit facility.

(3)	Excludes required interest payments on the debt due to the variable nature of the interest rates and resulting payment amounts. Information regarding current interest rates on the Company’s debt is contained in Note 6—Debt in the Notes to the Consolidated Financial Statements contained within this Form 10-K.

(4)	Represents a liability under the Company’s supplemental deferred compensation arrangement. Amounts payable to active employees whose payment date is unknown have been included in the More Than 5 Years category since the Company cannot determine when the amounts will be paid.

(5)	Includes interest and penalties. In addition to the $403 liability, approximately $17,711 of unrecognized tax benefits have been recorded as liabilities in accordance with FASB Interpretation 48, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table, the Company has also recorded a liability for potential interest and penalties of $2,470.

(6)	Represents amounts due for stock repurchase transactions. These amounts were paid in January 2008.
QUARTERLY FINANCIAL DATA

(in thousands, except per share data)
2007	First	Second	Third	Fourth

Revenues	$264,197	$303,491	$273,119	$348,391
Operating income (1)	18,474	23,065	23,580	68,003
Net income	8,192	14,048	12,494	38,819
Net income per share (2)
Basic	$0.08	$0.13	$0.12	$0.38

Diluted	$0.08	$0.13	$0.11	$0.37

(in thousands, except per share data)
2006	First	Second	Third	Fourth

Revenues	$230,929	$284,093	$241,360	$303,939
Operating income (1)	15,620	30,595	15,963	41,072
Net income	7,770	18,244	9,608	22,570
Net income per share (2)
Basic	$0.07	$0.16	$0.08	$0.20

Diluted	$0.07	$0.16	$0.08	$0.20

(1)	Includes $9.1 million of pre-tax Other charges in the second quarter of 2007 and $1.5 million of pre-tax META integration charges in the first quarter of 2006.

(2)	The aggregate of the four quarters’ basic and diluted earnings per common share may not equal the reported full calendar amounts due to the effects of dilutive equity compensation and rounding.

NEW ACCOUNTING STANDARDS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure certain financial instruments and certain other items at fair value at specified election dates. If the fair value option is elected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date. Upon initial adoption of this Statement an entity is permitted to elect the fair value option for available-for-sale and held-to-maturity securities previously accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The effect of reclassifying those securities into the trading category should be included in a cumulative-effect adjustment of retained earnings and not in current-period earnings and should be separately disclosed. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not believe the adoption of SFAS No. 159 will have a material impact on its financial position or results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired in a business combination. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 141R will have on the Company’s financial position or results of operations.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (“SFAS No. 160”).” SFAS No. 160 requires the accounting and reporting of minority interests as noncontrolling interests and classified as a component of equity. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 160 will have on the Company’s financial position or results of operations.
The SEC Staff issued Staff Accounting Bulletin (“SAB”) 110 which permits companies, under certain circumstances, to continue to use the simplified method when calculating the expected term of “plain vanilla” share options. Originally, the use of simplified method was due to expire on December 31, 2007. A company may use the simplified method if it concludes that it is not reasonable to base its estimate of expected term on its experience with exercising historical share options. Although there is no expiration date for SAB 110, the SEC Staff believes that more detailed external information about exercise behavior will, over time, become readily available. The effective date for SAB 110 is January 1, 2008. The Company expects that it will continue to use the simplified method for awards of stock-based compensation after January 1, 2008.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
As of December 31, 2007, we have exposure to changes in interest rates resulting from $174.0 million outstanding on our term loan and $220.0 million outstanding on our revolver, both of which are floating rate. Borrowings may be either prime-based or Libor-based. Interest rates under these borrowings include a base rate plus a margin between 0.00% and 0.25% on prime borrowings and between .625% and 1.25% on Libor borrowings.
As of December 31, 2007, the annualized interest rates on the term loan and revolver were 5.71% and 5.77%, respectively, which consist of a three-month LIBOR base rate and one-month LIBOR base rate, respectively, plus a margin of 0.875% on each.
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
None

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
We are exposed to foreign currency transaction risk since we enter into foreign currency forward exchange contracts offset the effects of adverse fluctuations in foreign currency exchange rates. These instruments are typically short term and are reflected at fair value with unrealized and realized gains and losses recorded in earnings. At December 31, 2007, we had 35 foreign currency forward contracts outstanding with a total notional amount of $226.0 million with an immaterial net unrealized loss. All of these contracts matured in January 2008. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included within Other income (expense), net within the Consolidated Statements of Operations. Currency transaction gains (losses), net were $1.1 million, $(0.5) million, and $(2.8) million during 2007, 2006 and 2005, respectively.
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our consolidated financial statements for 2007, 2006, and 2005, together with the reports of KPMG LLP, independent registered public accounting firm, dated February 28, 2008, are included in this Annual Report on Form 10-K beginning on Page 31.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management conducted an evaluation, as of December 31, 2007, of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed or submitted under the Act.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of the Board of Directors.
Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2007, Gartner’s internal control over financial reporting was effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished pursuant to this item will be set forth under the captions “Proposal One: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Other Information — Section 16(a) Beneficial Ownership Reporting Compliance” and “Miscellaneous — Available Information” in the Company’s Proxy Statement to be filed with the SEC no later than April 29, 2008. If the Proxy Statement is not filed with the SEC by April 29, 2008, such information will be included in an amendment to this Annual Report filed by April 29, 2008. See also Item 1. Business — Available Information.
NYSE Certification
The NYSE requires that the chief executive officers of its listed companies certify annually to the NYSE that they are not aware of violations by their companies of NYSE corporate governance listing standards. The Company submitted a non-qualified certification by its Chief Executive Officer to the NYSE in 2007 in accordance with the NYSE’s rules.
ITEM 11. EXECUTIVE COMPENSATION.
The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the caption “Executive Compensation” in the Company’s Proxy Statement to be filed with the SEC no later than April 29, 2008. If the Proxy Statement is not filed with the SEC by April 29, 2008, such information will be included in an amendment to this Annual Report filed by April 29, 2008.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required to be furnished pursuant to this item will be set forth under the caption “Other Information — Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed with the SEC by April 29, 2008. If the Proxy Statement is not filed with the SEC by April 29, 2008, such information will be included in an amendment to this Annual Report filed by April 29, 2008.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required to be furnished pursuant to this item will be set forth under the captions “Transactions With Related Persons” and “Corporate Governance — Director Independence” in the Company’s Proxy Statement to be filed with the SEC by April 29, 2008. If the Proxy Statement is not filed with the SEC by April 29, 2008, such information will be included in an amendment to this Annual Report filed by April 29, 2008.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement to be filed with the SEC no later than April 29, 2008. If the Proxy Statement is not filed with the SEC by April 29, 2008, such information will be included in an amendment to this Annual Report filed by April 29, 2008.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) 1. and 2. Consolidated Financial Statements and Schedules
The reports of our independent registered public accounting firm and consolidated financial statements listed in the Index to Consolidated Financial Statements on page 29 hereof are filed as part of this report.
All financial statement schedules not listed in the Index have been omitted because the information required is not applicable or is shown in the consolidated financial statements or notes thereto.
3. Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

3.1a(1)	Restated Certificate of Incorporation of the Company.

3.1b(2)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company, dated November 27, 2006.

3.2(3)	Amended Bylaws, as amended through February 2, 2006.

4.1(1)	Form of Certificate for Common Stock as of June 2 2005.

4.2(2)	Second Amended and Restated Rights Agreement, dated as of November 6, 2006, between the Company and American Stock Transfer & Trust Company (as successor Rights Agent of Mellon Investor Services LLC).

4.3(1)	Amended and Restated Credit Agreement, dated as of June 29, 2005, to the Credit Agreement, dated as of August 12, 2004, among the Company, the several lenders from time to time parties, and JPMorgan Chase Bank, N.A. as administrative agent. (the “2005 Credit Agreement”).

4.4(15)	First Amendment dated as of August 12, 2004 to the 2005 Credit Agreement.

4.5(16)	Second Amendment dated as of December 12, 2006 to the 2005 Credit Agreement.

4.6(16)	Interim Credit Agreement, dated as of December 13, 2006, between the Company and JP Morgan Chase Bank, N.A.

4.7(5)	Credit Agreement, dated as of January 31, 2007, among the Company, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as administrative agent.

10.1(6)	Form of Indemnification Agreement.

10.2(4)	Amended and Restated Securityholders Agreement dated as of July 12, 2002 among the Company, Silver Lake Partners, L.P. and other parties thereto.

10.3(7)	Lease dated December 29, 1994 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut.

10.4(8)	Lease dated May 16, 1997 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, 88 Gatehouse Road and 10 Signal Road, Stamford, Connecticut (amendment to lease dated December 29, 1994, see exhibit 10.3(7)).

10.5(7)+	1991 Stock Option Plan as amended and restated on October 19, 1999.

10.7(9) ª	2002 Employee Stock Purchase Plan, as amended and restated effective June 1, 2005.

10.8(1) ª	1994 Long Term Stock Option Plan, as amended and restated on October 12, 1999.

10.9(1)ª	1998 Long Term Stock Option Plan, as amended and restated on October 12, 1999.

10.11(10)ª	1999 Stock Option Plan.

10.12(1)ª	2003 Long-Term Incentive Plan, as amended and restated on June 29, 2005.

10.13(11)ª	Employment Agreement between Eugene A. Hall and the Company dated as of October 15, 2004.

10.14(12)ª	Restricted Stock Agreement by and between Eugene A. Hall and the Company dated November 9, 2005.

10.15(13) ª	Company Deferred Compensation Plan, Effective January 1, 2005.

10.16(14)+	Company Executive Benefits Program.

10.17(17)+	Employment Agreement between Eugene A. Hall and the Company dated as of February 15, 2007.

10.18(18)+	Form of 2008 Stock Appreciation Right Agreement for executive officers.

10.19(18)+	Form of 2008 Restricted Stock Unit Agreement for executive officers.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see Signature Page).

31.1*	Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this document.

ª	Management compensation plan or arrangement.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 29, 2005 as filed on July 6, 2005.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 30, 2006 as filed on November 30, 2006.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 2, 2006 as filed on February 7, 2006.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed on December 29, 2002.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 6, 2007 as filed on February 6, 2007.

(6)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33-67576), as amended, effective October 4, 1993.

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed on December 21, 1995

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on December 22, 1999.

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed on May 10, 2005.

(10)	Incorporated by reference from the Company’s Form S-8 as filed on February 16, 2002.

(11)	Incorporated by reference to from the Company Current Report on Form 8-K dated October 15, 2004.

(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed on November 9, 2005.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 21, 2005 as filed on December 28, 2005.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 25, 2005 as filed on August 26, 2005.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 10, 2006 as filed on February 16, 2006.

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 13, 2006 as filed on December 14, 2006.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 15, 2007 as filed on February 16, 2007.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 15, 2008 as filed on February 19, 2007.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
GARTNER, INC.
CONSOLIDATED FINANCIAL STATEMENTS
All financial statement schedules have been omitted because the information required is not applicable or is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Gartner, Inc.:
We have audited the accompanying consolidated balance sheets of Gartner Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gartner Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
The Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” as of January 1, 2006 and Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gartner Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
New York, New York
February 28, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Gartner, Inc.:
We have audited Gartner Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Gartner Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Gartner Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission..
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gartner, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
New York, New York
February 28, 2008

GARTNER, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$109,945	$67,801
Fees receivable, net of allowances of $8,450 and $8,700 respectively	354,926	328,383
Deferred commissions	53,537	46,822
Prepaid expenses and other current assets	39,382	41,027

Total current assets	557,790	484,033
Property, equipment and leasehold improvements, net	66,551	59,715
Goodwill	416,181	408,545
Intangible assets, net	3,645	5,978
Other assets	89,043	81,522

Total assets	$1,133,210	$1,039,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$215,990	$208,002
Deferred revenues	423,522	375,881
Current portion of long-term debt	236,500	220,000

Total current liabilities	876,012	803,883
Long-term debt	157,500	150,000
Other liabilities	82,200	59,592

Total liabilities	1,115,712	1,013,475

Commitments and contingencies (note 7)
Stockholders’ equity:
Preferred stock:
$.01 par value, authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
$.0005 par value, authorized 250,000,000 shares for both periods; 156,234,416 shares issued for both periods	78	78
Additional paid-in capital	545,654	544,686
Unearned compensation, net	(386)	(2,208)
Accumulated other comprehensive income, net	23,641	13,097
Accumulated earnings	322,557	249,004
Treasury stock, at cost, 57, 202,660 and 52,169,591 common shares, respectively	(874,046)	(778,339)

Total stockholders’ equity	17,498	26,318

Total liabilities and stockholders’ equity	$1,133,210	$1,039,793

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2007	2006	2005

Revenues:
Research	$673,335	$571,217	$523,033
Consulting	325,030	305,231	301,074
Events	180,788	169,434	151,339
Other	10,045	14,439	13,558

Total revenues	1,189,198	1,060,321	989,004
Costs and expenses:
Cost of services and product development	545,275	505,330	486,611
Selling, general and administrative	475,328	416,094	397,252
Depreciation	24,298	23,444	25,502
Amortization of intangibles	2,091	10,753	10,226
META integration charges	—	1,450	14,956
Other charges	9,084	—	29,177

Total costs and expenses	1,056,076	957,071	963,724

Operating income	133,122	103,250	25,280
Loss on investments, net	—	—	(5,841)
Interest income	2,912	2,517	2,142
Interest expense	(25,066)	(19,098)	(13,214)
Other income (expense), net	3,193	(797)	(2,929)

Income before income taxes	114,161	85,872	5,438
Provision for income taxes	40,608	27,680	7,875

Net income (loss)	$73,553	$58,192	$(2,437)

Net income (loss) per share:
Basic	$0.71	$0.51	$(0.02)
Diluted	$0.68	$0.50	$(0.02)

Weighted average shares outstanding:
Basic	103,613	113,071	112,253
Diluted	108,328	116,203	112,253
See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

				Accumulated
				Other
		Additional	Unearned	Comprehensive			Total
	Common	Paid-In	Compensation,	Income (Loss),	Accumulated	Treasury	Stockholders’
	Stock	Capital	Net	Net	Earnings	Stock	Equity

Balance at December 31, 2004	$75	$485,713	$(7,553)	$12,722	$190,089	$(550,998)	$130,048
Comprehensive (loss):
Net loss	—	—	—	—	(2,437)	—	(2,437)
Other comprehensive (loss):
Foreign currency translation adjustments	—	—	—	(5,970)	—	—	(5,970)
Unrealized loss on investment and swap, net of tax	—	—	—	(432)	—	—	(432)

Other comprehensive (loss)				(6,402)			(6,402)

Comprehensive (loss)							(8,839)
Issuances under stock plans	2	20,748	—	—	—	10,210	30,960
Tax benefits of employee stock transactions	—	4,472	—	—	—	—	4,472
Purchase of shares for treasury stock	—	—	—	—	—	(11,083)	(11,083)
Stock compensation (net of forfeitures)	—	129	901	—	—	—	1,030

Balance at December 31, 2005	$77	$511,062	$(6,652)	$6,320	$187,652	$(551,871)	$146,588
Cumulative effect of adoption of SAB No. 108, net of tax		7,167			3,160		10,327

Adjusted opening balance at January 1, 2006	77	518,229	(6,652)	6,320	190,812	(551,871)	156,915
Comprehensive income:
Net income	—	—	—	—	58,192	—	58,192
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	7,340	—	—	7,340
Unrealized gain on investment and swap, net of tax	—	—	—	775	—	—	775
Pension unrecognized loss, net of tax	—	—	—	(736)	—	—	(736)

Other comprehensive income				7,379			7,379

Comprehensive income							65,571
Adoption of SFAS No. 158, net of tax	—	—	—	(602)	—	—	(602)
Issuances under stock plans	1	1,634	2,361	—	—	42,736	46,732
Excess tax benefits from stock compensation	—	9,159	—	—	—	—	9,159
Purchase of shares for treasury stock	—	—	—	—	—	(269,204)	(269,204)
Stock compensation (net of forfeitures)	—	15,664	2,083	—	—	—	17,747

Balance at December 31, 2006	$78	$544,686	$(2,208)	$13,097	$249,004	$(778,339)	$26,318
Comprehensive income:
Net income	—	—	—	—	73,553	—	73,553
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	10,570	—	—	10,570
Realized and unrealized loss on swap, net of tax	—	—	—	(2,966)	—	—	(2,966)
Pension unrecognized gain, net of tax	—	—	—	2,940	—	—	2,940

Other comprehensive income				10,544			10,544

Comprehensive income							84,097
Issuances under stock plans		(36,210)	—			73,357	37,147
Excess tax benefits from stock compensation	—	14,759	—	—	—	—	14,759
Purchase of shares for treasury stock	—	—	—	—	—	(169,064)	(169,064)
Stock compensation (net of forfeitures)	—	22,419	1,822	—	—	—	24,241

Balance at December 31, 2007	$78	$545,654	$(386)	$23,641	$322,557	$(874,046)	$17,498

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2007	2006	2005

Operating activities:
Net income (loss)	$73,553	$58,192	$(2,437)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangibles	26,389	34,197	35,728
Stock-based compensation expense	24,241	16,660	1,030
Excess tax benefits from stock-based compensation expense	(14,759)	(9,159)	—
Tax benefit associated with employee exercise of stock options	—	—	4,472
Deferred taxes	6,740	6,830	(5,644)
Loss from investments and sales of assets, net	—	225	5,841
Amortization and writeoff of debt issue costs	1,363	1,627	1,424
Charge for stock option buy back	—	—	5,980
Changes in assets and liabilities:
Fees receivable, net	(10,880)	(3,876)	(35,746)
Deferred commissions	(5,266)	(2,774)	(9,850)
Prepaid expenses and other current assets	(857)	(4,562)	(2,436)
Other assets	(12,288)	(1,787)	113
Deferred revenues	26,858	33,574	3,899
Accounts payable and accrued liabilities	33,241	(22,883)	24,748

Cash provided by operating activities	148,335	106,264	27,122

Investing activities:
Acquisition of META (net of cash acquired)	—	—	(161,323)
Additions to property, equipment and leasehold improvements	(24,172)	(21,113)	(22,356)
Other investing activities, net	36	(688)	2,699

Cash used in investing activities	(24,136)	(21,801)	(180,980)

Financing activities:
Proceeds from interest rate swap termination	1,167	—	—
Proceeds from stock issued for stock plans	34,458	46,732	30,960
Proceeds from debt issuance	525,000	190,000	327,000
Payments for debt issuance costs	(1,257)	(45)	(1,082)
Payments on debt	(501,000)	(66,667)	(271,291)
Purchases of treasury stock	(166,822)	(270,704)	(9,585)
Purchases of options via stock option buy back	—	—	(5,980)
Excess tax benefits from stock-based compensation expense	14,759	9,159	—

Cash (used) provided by financing activities	(93,695)	(91,525)	70,022

Net increase (decrease) in cash and cash equivalents	30,504	(7,062)	(83,836)
Effects of exchange rates on cash and cash equivalents	11,640	4,581	(6,008)
Cash and cash equivalents, beginning of period	67,801	70,282	160,126

Cash and cash equivalents, end of period	$109,945	$67,801	$70,282

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$24,100	$14,901	$12,333
Income taxes, net of refunds received	$3,564	$11,160	$12,033
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
Revenues and commission expense recognition. The Company typically enters into annually renewable subscription contracts for research products. Revenues from research products are deferred and recognized ratably over the applicable contract term. The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that have a 30-day cancellation clause but have not produced material cancellations to date. With the exception of certain government contracts which permit termination and contracts with special billing terms, it is Company policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed, which represents a legally enforceable claim, and a corresponding amount as deferred revenue. For those government contracts that permit termination, the Company bills the client the full amount billable under the contract but only records a receivable equal to the earned portion of the contract. In addition, the Company only records deferred revenue on these government contracts when cash is received. Deferred revenue attributable to government contracts was $57.6 million and $47.9 million at December 31, 2007 and 2006, respectively. In addition, at December 31, 2007 and 2006, the Company had not recognized receivables or deferred revenues relating to government contracts that permit termination of $10.8 million and $9.6 million, respectively, which had been billed but not yet collected. The Company records the commission obligation related to research contracts upon the signing of the contract and amortizes the corresponding deferred commission expense over the contract period in which the related revenues are earned.
Consulting revenues, primarily derived from consulting, measurement and strategic advisory services (paid one-day analyst engagements), are generated from fixed fee or time and materials for discrete projects. Revenues for such projects are recognized as work is delivered and/or services are provided. Unbilled fees receivables associated with consulting engagements were $35.8 million at December 31, 2007, and $29.5 million at December 31, 2006.
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
Other revenues consist primarily of fees from research reprints. Reprint fees are recognized when the reprint is shipped.
Cash and cash equivalents. All highly liquid investments with original maturities of three months or less are classified as cash equivalents. The carrying value of these investments approximates fair value based upon their short-term maturity. Investments with maturities of more than three months are classified as marketable securities.
Property leases. Costs to lease facilities, including contractual rent concessions and rent increases, are expensed ratably over the life of the lease. This expense was $23.8 million in 2007, $22.6 million in 2006, and $25.0 million for 2005.
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

		December 31,
	Useful Life (Years)	2007	2006

Computer equipment and software	2 — 7	$143,268	$138,493
Furniture and equipment	3 — 8	38,136	39,044
Leasehold improvements	2 — 15	50,311	47,257

		231,715	224,794
Less — accumulated depreciation and amortization		(165,164)	(165,079)

		$66,551	$59,715

Total depreciation expense was $24.3 million, $23.4 million, and $25.5 million in 2007, 2006, and 2005, respectively.
At December 31, 2007 and 2006, capitalized development costs for internal use software were $18.6 million and $15.9 million, respectively, net of accumulated amortization of $12.4 million and $10.1 million, respectively. Amortization of capitalized internal software development costs totaled $6.5 million, $4.6 million, and $6.7 million during 2007, 2006, and 2005, respectively, which is included in Depreciation in the Consolidated Statements of Operations.
Intangible assets. Intangible assets are amortized using the straight-line method over their expected useful lives. Customer relationships are amortized over five years, while noncompete agreements are generally amortized over two to five years.
Intangible assets subject to amortization include the following (in thousands):

	Customer	Noncompete
December 31, 2007	Relationships	Agreements	Total
Gross cost	$7,700	$498	$8,198
Accumulated amortization	(4,235)	(318)	(4,553)

Net	$3,465	$180	$3,645

	Customer	Noncompete
December 31, 2006	Relationships	Agreements	Total
Gross cost	$7,700	$1,265	$8,965
Accumulated amortization	(2,695)	(292)	(2,987)

Net	$5,005	$973	$5,978

Aggregate amortization expense related to intangible assets was $2.1 million, $10.8 million, and $10.2 million for 2007, 2006, and 2005, respectively.
The estimated future amortization expense by year from purchased intangibles is as follows (in thousands):

2008	$1,609
2009	1,603
2010	433

$3,645

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
The changes to the carrying amount of goodwill by reporting segment during 2007 and the balance at December 31, 2007, follows:

	Balance	Currency		Balance
	December 31,	Translation		December 31,
	2006	Adjustments	Adjustments	2007
Research	$282,467	$8,117	$(1,385)	$289,199
Consulting	87,666	945	(186)	88,425
Events	36,330	197	(52)	36,475
Other	2,082	—	—	2,082

Total goodwill	$408,545	$9,259	$(1,623)	$416,181

During 2007, the Company reduced recorded goodwill from the META acquisition by approximately $1.6 million, of which $0.3 million was due to the adjustment of certain lease obligations from the META acquisition recorded under EITF 95-3 (See Note 5 — Accounts Payable, Accrued, and Other Liabilities). The remaining $1.3 million reduction was primarily due to the release of a valuation allowance against a deferred tax asset which reduced goodwill.
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
Foreign currency translation. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as foreign currency translation adjustments, a component of Accumulated other comprehensive income (loss), net within the Stockholders’ equity section of the Consolidated Balance Sheets. Income and expense items are translated at average exchange rates for the year. Currency transaction gains or losses arising from transactions denominated in currencies other than the functional currency of a subsidiary are included in results of operations within Other income (expense), net within the Consolidated Statements of Operations. Net currency transaction gains (losses) were $1.1 million in 2007, $(0.6) million during 2006, and $(2.8) million in 2005.
From time to time we enter into foreign currency forward exchange contracts or other derivative financial instruments to offset the effects of adverse fluctuations in foreign currency exchange rates. These contracts generally have a short maturity and are reflected at fair value with unrealized and realized gains and losses recorded in Other income (expense). During 2007, the net gain (loss) from these contracts was immaterial. At December 31, 2007, the Company had 35 foreign currency forward contracts outstanding with a total notional value of $226.0 million. All of these contracts expired in January 2008.
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
Sales taxes. Sales tax collected from customers remitted to governmental authorities is presented on a net basis in the Consolidated Statements of Operations.
Fair value of financial instruments. The Company’s financial instruments include cash and cash equivalents, fees receivable, accounts payable, and accruals which are short-term in nature. The carrying amounts of these financial instruments approximate their fair value. The Company had $394.0 million of outstanding debt at December 31, 2007, which is considered a financial instrument. The carrying amount of this debt approximates its fair value as the rate of interest on the term loan and revolver reflect current market rates of interest for similar instruments with comparable maturities. The Company has an interest rate swap agreement to hedge its exposure on the floating base interest rate on the term loan (see Note 6— Debt). The interest rate swap had a negative fair value of approximately $5.2 million at December 31, 2007.
Concentrations of credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and fees receivable. Concentrations of credit risk with respect to fees receivable are limited due to the large number of clients comprising the client base and their dispersion across many different industries and geographic regions.
Stock repurchase programs. The Company records the cost to repurchase its own shares to treasury stock. During 2007, the Company recorded $169.1 million of stock repurchases (see Note 8—Equity and Stock Programs).
Accounting for stock-based compensation. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”). Stock-based compensation cost is based on the fair value of the award on the date of grant, which is expensed over the related service period, net of forfeitures. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. The Company adopted SFAS No. 123(R) under the modified prospective transition method, and consequently prior period results have not been restated. Under this transition method, the Company’s reported stock compensation expense includes: a) expense related to the remaining unvested portion of awards granted prior to January 1, 2006, which is based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and b) expense related to stock compensation awards granted subsequent to January 1, 2006, which is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
Prior to January 1, 2006, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its employee stock compensation and applied Statement of Financial Accounting Standards No. 123, “Accounting for Stock Issued to Employees” (“SFAS 123”) for disclosure purposes only. Under APB 25, the intrinsic value method was used to account for stock-based employee compensation plans and expense was generally not recorded for awards that did not have intrinsic value.
Recent accounting developments.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure certain financial instruments and certain other items at fair value at specified election dates. If the fair value option is elected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date. Upon initial adoption of this Statement an entity is permitted to elect the fair value option for available-for-sale and held-to-maturity securities previously accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The effect of reclassifying those securities into the trading category should be included in a cumulative-effect adjustment of retained earnings and not in current-period earnings and should be separately disclosed. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired in a business combination. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning January 1, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (“SFAS No. 160”).” SFAS No. 160 requires the accounting and reporting of minority interests as noncontrolling interests and classified as a component of equity. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be the Company’s fiscal year beginning January 1, 2009.
The SEC Staff issued Staff Accounting Bulletin (“SAB”) 110 which permits companies, under certain circumstances, to continue to use the simplified method when calculating the expected term of “plain vanilla” share options. Originally, the simplified method was due to expire on December 31, 2007. A company may use the simplified method if it concludes that it is not reasonable to base its estimate of expected term on its experience with exercising historical share options. Although there is no expiration date for SAB 110, the SEC Staff believes that more detailed external information about exercise behavior will, over time, become readily available. The effective date for SAB 110 is January 1, 2008. The Company is in the process of assessing whether it will continue to use the simplified method for awards of stock-based compensation after January 1, 2008.

2—OTHER CHARGES
The Company recorded Other charges of approximately $9.1 million in 2007, which included charges of $8.7 million related to a litigation settlement and $2.7 million related to a restructuring. Offsetting these charges was a credit of $2.3 million related to an excess facility.
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
Reconciliation of Liabilities recorded as Other Charges
The following table summarizes the activity related to liabilities recorded as Other Charges in the Consolidated Statements of Operations (in thousands):

	Workforce	Excess	Asset
	Reduction	Facilities	Impairments
	Costs	Costs	and Other	Total

Accrued liability at December 31, 2004	$9,268	$17,175	$1,498	$27,941
Charges during 2005	10,702	8,270	10,205	29,177
Currency translation and reclassifications	(432)	(583)	(1,032)	(2,047)
Payments	(15,947)	(4,267)	(10,084)	(30,298)

Accrued liability at December 31, 2005	$3,591	$20,595	$587	$24,773
Charges during 2006	—	—	—	—
Currency translation and reclassifications	(113)	284	(120)	51
Payments	(2,797)	(5,849)	(467)	(9,113)

Accrued liability at December 31, 2006	$681	$15,030	$—	$15,711
Charges during 2007 (1)	2,682	—	8,681	11,363
Adjustment for excess facility	—	(2,280)	—	(2,280)
Currency translation and reclassifications	(156)	164	—	8
Payments	(2,871)	(5,138)	(8,681)	(16,690)

Accrued liability at December 31, 2007	$336	$7,776	$—	$8,112

(1) The $8.7 million charge was recorded in the second quarter of 2007 and includes $8.5 million for the settlement of the Expert Choice claim and approximately $0.2 million of related legal expenses. The Company had also recorded an accrual of $1.0 million related to the Expert Choice claim in 2003 which was recorded in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. The Company paid $9.5 million in settlement of the Expert Choice claim in August 2007.
The excess facilities liability as of December 31, 2007 in the table above excludes approximately $6.4 million of additional accrued excess facilities liability related to interest accreted on the lease liabilities. The Company expects the remaining balance of workforce reduction costs to be paid in 2008. Costs for excess facilities will be paid as the leases expire, through 2011. The Company intends to fund these payments from existing cash.
3—CLAIM SETTLEMENT
In 2007 the Company received cash proceeds of $1.8 million related to the settlement of a claim. The $1.8 million was recorded as a gain in Other expense, net in the Consolidated Statements of Operations.

4—OTHER ASSETS
Other assets consist of the following (in thousands):

	December 31,
	2007	2006

Security deposits	$2,328	$1,903
Debt issuance costs	2,441	2,313
Benefit plan related assets	27,248	22,657
Non-current deferred tax assets	55,845	53,319
Other	1,181	1,330

Total other assets	$89,043	$81,522

5—ACCOUNTS PAYABLE, ACCRUED, AND OTHER LIABILITIES
Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2007	2006

Accounts payable	$11,264	$13,333
Accrued bonus	49,792	43,901
Payroll and related benefits payable	42,297	45,143
Taxes payable	22,454	23,795
Commissions payable	35,347	30,080
Excess facilities costs recorded as Other Charges	4,116	4,896
Severance recorded as Other Charges	336	681
META purchase accounting obligations	671	3,969
Other accrued liabilities	49,713	42,204

Total accounts payable and accrued liabilities	$215,990	$208,002

Other liabilities consist of the following (in thousands):

	December 31,
	2007	2006

Non-current deferred revenue	$3,083	$2,148
Excess facilities costs recorded as Other Charges	3,660	10,134
Long-term tax liabilities	16,005	—
Benefit plan related liabilities	35,545	33,254
Other	23,907	14,056

Total other liabilities	$82,200	$59,592

Reconciliation of META Purchase Accounting Liabilities
In connection with the META acquisition, the Company recorded certain liabilities in purchase accounting under Emerging Issues Task Force Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Combination” (“EITF 95-3”), for involuntary terminations, leases and contract terminations. The Company expects the remaining exit costs to be paid in 2008. The Company is uncertain at this time regarding the timing of the settlement of the remaining tax contingencies. The Company intends to fund these payments from existing cash.
The following table summarizes the activity during 2007 and the ending balance at December 31, 2007 (dollars in thousands) for liabilities recorded under EITF 95-3:

	Balance
	December 31,			Balance
	2006	Adjustments (1)	Payments (2)	December 31, 2007
Lease terminations	$3,211	$(330)	$(2,881)	$—
Costs to exit activities	255	—	(87)	168
Tax contingencies	503	—	—	503

	$3,969	$(330)	$(2,968)	$671

(1)	During the second quarter of 2007, the Company reduced a lease obligation by $0.2 million due to revised subleasing assumptions, and in the third quarter of 2007 reduced the lease obligation by $0.1 million due to the settlement of a lease commitment. The offset of $0.3 million was a reduction of goodwill recorded on the META acquisition (see Note 1 — Summary of Significant Accounting Policies).

(2)	Includes $1.0 million, $0.7 million, $1.2 million, and less than $0.1 million paid in the first, second, third, and fourth quarters of 2007, respectively.
6—DEBT
Credit Arrangement
On January 31, 2007, the Company refinanced its then-existing debt and entered into a new credit arrangement that provides for a five-year, $180.0 million term loan and a $300.0 million revolving credit facility. The revolving credit facility may be increased up to an additional $100.0 million at the discretion of our lenders (the “expansion feature”), for a total revolving credit facility of $400.0 million. However, the $100.0 million expansion feature may or may not be available to us depending upon prevailing credit market conditions.
The Company incurred approximately $1.3 million of debt issuance costs related to the refinancing, which is being amortized to interest expense over the term of the new debt. In conjunction with the refinancing, the Company also expensed $0.3 million in the first quarter of 2007 of previously capitalized debt issuance costs. On January 31, 2007, and in conjunction with the refinancing, the Company drew down $190.0 million from the revolving facility and $180.0 million from the term loan facility under the new credit arrangement and repaid $370.0 million outstanding under its prior borrowing arrangements, which the Company terminated. In conjunction with the refinancing, the Company also terminated its existing interest rate swap contract which resulted in a realized gain of approximately $1.2 million. In accordance with the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the gain was recorded in other comprehensive income and will be amortized to interest expense.
The term loan will be repaid in 18 consecutive quarterly installments commencing September 30, 2007, plus a final payment due on January 31, 2012, and may be prepaid at any time without penalty or premium at the option of Gartner. The revolving credit facility may be used for loans, and up to $15.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and reborrowed until January 31, 2012, at which time all amounts borrowed must be repaid. At December 31, 2007, the Company had $174.0 million outstanding under the term loan and $220.0 million outstanding under the revolver.
Borrowings under the credit arrangement bear interest at a rate equal to, at Gartner’s option, either (i) the greatest of the Administrative Agent’s prime rate, the Administrative Agent’s rate for three-month certificates of deposit (adjusted for statutory reserves) plus 1% and the average rate on overnight federal funds plus 1/2 of 1%, plus a margin equal to between 0.00% and 0.25% depending on Gartner’s leverage ratio as of the end of the four consecutive fiscal quarters most recently ended, or (ii) at the eurodollar rate (adjusted for statutory reserves) plus a margin equal to between .625% and 1.25%, depending on Gartner’s leverage ratio as of the end of the four consecutive fiscal quarters most recently ended.
As of December 31, 2007, the Company had approximately $77.0 million of available borrowing capacity under the revolving credit facility (not including the expansion feature). As of December 31, 2007, the annualized interest rates on the term loan and revolver were 5.71% and 5.77%, respectively, which consists of a three-month LIBOR base rate and one-month LIBOR base rate, respectively, plus a margin of 0.875% on each.
Interest Rate Swap
The Company has an interest rate swap that hedges the base interest rate risk on the term loan portion of the Credit Agreement. The effect of the swap is to convert the floating base rate on the term loan to a fixed rate. Under the swap terms, the Company pays a 5.06% fixed rate and in return receives a three-month LIBOR rate. The three-month LIBOR rate received on the swap matches the base rate paid on the term loan since both use three-month LIBOR. The swap had an initial notional value of $180.0 million, which declines as payments are made on the term loan so that the amount outstanding under the term loan and the notional amount of the swap are always equal. The swap had a notional amount of $174.0 million at December 31, 2007, which was the same as the outstanding amount of the term loan. Including the effect of the interest rate swap, the annualized effective interest rate on the term loan was 5.06% as of December 31, 2007.
The Company accounts for the swap as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 requires all derivatives, whether designated as hedges or not, to be recorded on the balance sheet at fair value. Since the swap qualifies as a cash flow hedge under SFAS No. 133, changes in the fair value of the swap will be recorded in other comprehensive income as long as the swap continues to effectively hedge the base interest rate risk on the term loan. Any ineffective portion of changes in the fair value of the hedge will be recorded in earnings. At December 31, 2007, there was no ineffective portion of the hedge as defined under SFAS No. 133.

Letters of Credit
The Company issues letters of credit in the ordinary course of business. At December 31, 2007, the Company had outstanding letters of credit of $3.0 million.
7—COMMITMENTS AND CONTINGENCIES
The Company leases various facilities, furniture, and computer equipment under operating lease arrangements expiring between 2008 and 2025. Future minimum annual cash payments under non-cancelable operating lease agreements at December 31, 2007, are as follows (in thousands):

Year ended December 31,

2008	$35,450
2009	30,600
2010	26,300
2011	16,800
2012	12,150
Thereafter	66,650

Total minimum lease payments (1)	$187,950

(1)	Excludes approximately $8.4 million of contractual sublease rental income.
We are involved in legal proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position or results of operations when resolved in a future period.
The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2007, we did not have any indemnification agreements that would require material payments.
8—EQUITY AND STOCK PROGRAMS
Adoption of Staff Accounting Bulletin No. 108. The Company adopted SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”) effective the beginning of the fiscal year ended December 31, 2006. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the Company’s financial statements and related financial statement disclosures. In accordance with the requirements of SAB No. 108, the Company adjusted its opening accumulated earnings for 2006 in the accompanying Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the items described below. The net impact of these adjustments increased the Company’s opening balance of accumulated earnings for 2006 by approximately $3.2 million. The Company considers these adjustments to be immaterial to its Consolidated Statements of Operations and its Consolidated Balance Sheets in prior periods.
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
Stock Options Granted Prior to October 1999
Prior to October 1999, the exercise price of stock options granted to employees under the Company’s stock option plans was equal to the average of the closing price of the Company’s common stock for the five trading days immediately preceding the grant date. In 2006, the Company determined that for valuation purposes, the exercise price should have been the closing price on the date of grant (which is the formula used by the Company since October 1999). Accordingly, the Company revalued options granted prior to October 1999 using the closing price on the date of grant and determined that an additional $6.0 million of compensation expense should have been recorded. The cumulative effect of the adjustment resulted in a reduction of opening accumulated earnings of approximately $3.8 million, an increase to additional paid-in capital of $3.9 million, and a tax effect of less than $0.1 million.
Capital stock. Holders of common stock are entitled to one vote per share on all matters to be voted by stockholders. The Company does not currently pay cash dividends on its common stock. While subject to periodic review, the current policy of the Board of Directors is to retain all earnings primarily to provide funds for continued growth. Also, our credit arrangement contains a negative covenant which may limit our ability to pay dividends. In addition, our Amended and Restated Security Holders Agreement with Silver Lake requires us to obtain Silver Lake’s consent prior to declaring or paying dividends.
The following table summarizes transactions relating to the Company’s common stock for the period ending December 31, 2007:

		Treasury
	Issued	Stock
	Shares	Shares

Balance at December 31, 2004	150,820,092	39,054,279
Issuances under stock plans	3,252,677	(677,332)
Purchases for treasury	—	837,800
Forfeitures/cancellations of restricted stock	(523,335)	—

Balance at December 31, 2005	153,549,434	39,214,747
Issuances under stock plans	2,684,982	(1,952,616)
Purchases for treasury	—	14,907,460

Balance at December 31, 2006	156,234,416	52,169,591
Issuances under stock plans	—	(3,353,421)
Purchases for treasury	—	8,386,490

Balance at December 31, 2007	156,234,416	57,202,660

$200 million share repurchase program. In February 2007, the Company’s Board of Directors authorized a new program to repurchase up to $200.0 million of Gartner common stock. The program replaces the $100.0 million share repurchase program approved in October 2005. Repurchases will be made from time-to-time through open market purchases. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases will be funded from cash flow from operations and possible borrowings under the Company’s credit facility. During 2007, the Company repurchased 8,386,490 shares of its common stock for an aggregate purchase price of $169.1 million.
Terminated $100 million share repurchase program. In October 2005, the Company’s Board of Directors authorized a $100.0 million common share repurchase program. Under this program, the Company repurchased 4,517,850 and 837,800 shares of its common stock in 2006 and 2005, respectively. The program was terminated in early 2007.
Silver Lake share repurchase. In December 2006, the Company repurchased 10,389,610 shares of its common stock directly from Silver Lake at $19.25 per share, for a total aggregate purchase price of $200.0 million.
Stock option buy back. The Company completed an offer in 2005 to buy back certain vested and outstanding stock options for cash, which resulted in the tender and cancellation of 6,383,445 stock options. In conjunction with the buyback, the Company recorded a charge of approximately $6.0 million, including transaction costs. The charge is recorded in Other charges, net in the Consolidated Statements of Operations.
9—STOCK-BASED COMPENSATION
The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company’s stock compensation awards include stock options, stock-settled stock appreciation rights, common stock equivalents, restricted stock, and service- and performance-based restricted stock units. At December 31, 2007, the Company had 7.2 million shares of common stock authorized for awards of stock-based compensation under its 2003 Long Term Incentive Plan.
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
The Company adopted SFAS No. 123(R) under the modified prospective transition method, and consequently periods prior to 2006 have not been restated. Under this transition method, the Company’s reported stock compensation expense includes: a) expense related to the remaining unvested portion of awards granted prior to January 1, 2006, which is based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and b) expense related to stock compensation awards granted subsequent to January 1, 2006, which is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
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
Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain highly complex and subjective assumptions, including the expected life of the stock compensation awards and the Company’s common stock price volatility. In addition, determining the appropriate amount of associated periodic expense requires management to estimate the rate of employee forfeitures and the likelihood of the achievement of certain performance targets. The assumptions used in calculating the fair value of stock compensation awards and the associated periodic expense represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, then the amount of expense may need to be adjusted and future stock compensation expense could be materially different from what has been recorded in the current period.
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
The Company recognized the following amounts of stock-based compensation expense under SFAS No. 123(R) in the Consolidated Statement of Operations in 2007 and 2006 (in thousands):

	Year Ended
	December 31,
Amount recorded in:	2007	2006
Costs of services and product development expense	$10,800	$8,230
Selling, general, and administrative expense	13,441	8,430

Total stock-based compensation expense (1)	$24,241	$16,660

(1)	Includes $0.9 million and $1.4 million for charges related to retirement-eligible employees in 2007 and 2006, respectively.
As of December 31, 2007, the Company had $38.2 million of total unrecognized stock-based compensation cost, which is expected to be recognized as stock-based compensation expense over the remaining weighted-average service period of approximately 2.2 years. For the year ended December 31, 2007, excess tax benefits realized from the exercise of stock-based compensation awards was $14.8 million, compared to $9.2 million in the prior year. Currently, the Company issues treasury shares upon the exercise or settlement of stock-based compensation awards.
Stock-Based Compensation Awards
The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards in accordance with SFAS No. 123(R):
Stock options and stock appreciation rights
The Company may grant stock options to employees that allow them to purchase shares of the Company’s common stock at a certain price. Options may also be granted to members of the Board of Directors and certain consultants. The Company determines the fair value of stock options at the date of grant using the Black-Scholes-Merton valuation model. Options vest annually over a four-year vesting period, and options granted prior to 2005 expire ten years from the grant date, whereas options granted beginning in 2005 generally expire seven years from the grant date.
In 2007, the Company recognized $5.8 million of expense related to stock options. The Company received $31.7 million and $44.0 million of cash from stock option exercises in 2007 and 2006, respectively.
A summary of the changes in stock options outstanding for the year ended December 31, 2007 follows:

			Weighted
			Average
		Weighted	Remaining
	Options in	Average	Contractual
	millions	Exercise Price	Term

Outstanding at December 31, 2006	12.8	$11.10	5.17 years
Granted (1)	—	—	—
Forfeited or expired	(.1)	11.77	nm
Exercised (2)	(2.8)	11.34	nm

Outstanding at December 31, 2007 (3)	9.9	$11.02	4.31 years

Vested and exercisable at December 31, 2007 (3)	8.5	$11.03	4.23 years

nm=not meaningful

(1)	The Company did not grant any stock option awards in 2007.

(2)	Options exercised during 2007 had an aggregate intrinsic value of $36.2 million.

(3)	At December 31, 2007, options outstanding and options vested and exercisable had aggregate intrinsic values of $65.7 million and $57.1 million, respectively.
A summary of changes in the number of unvested stock options follows:

		Weighted
	Options in	Average
	millions	Exercise Price

Nonvested options outstanding at December 31, 2006	3.7	$11.28
Granted	—	—
Forfeited	(.1)	nm
Vested during the period	(2.2)	nm

Nonvested options outstanding at December 31, 2007 (1)	1.4	$11.02

nm=not meaningful

(1)	Substantially all of these nonvested options are scheduled to vest prior to June 30, 2008.
Stock-settled stock appreciation rights (“SARs”) are settled in common shares and are similar to options as they permit the holder to participate in the appreciation of the Company’s common stock. SARs may be settled in common shares by the employee once the applicable vesting criteria have been met. When SARs are exercised, the number of Gartner common shares awarded is calculated as follows: (1) the total proceeds from the SARs exercise (the closing price of Gartner common stock on the date of exercise less the exercise price of the SARs, multiplied by the number of SARs exercised) is divided by (2) the closing price of Gartner common stock on the exercise date. Gartner will withhold a portion of the common shares issuable upon exercise to satisfy minimum statutory tax withholding requirements. SARs recipients do not have any of the rights of a Gartner stockholder, including voting rights and the right to receive dividends and distributions, until after actual shares of common stock are issued in respect of the award, which is subject to the prior satisfaction of the vesting and other criteria relating to such grants.
During 2007, the Company granted approximately 0.6 million SARs to its executive officers. The Company determined the fair value of the SARs on the date of grant using the Black-Scholes-Merton valuation model. The SARs vest ratably over a four-year service period and they expire seven years from the grant date. Total compensation expense recognized for SARs was approximately $2.4 million in 2007.
A summary of the changes in SARs outstanding for the year ended December 31, 2007 follows:

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	SARs in	Average	Grant Date	Contractual
	millions	Exercise Price	Fair Value	Term

Outstanding at December 31, 2006	1.2	$14.48	$6.02	6.38 years
Granted during 2007	.6	21.93	8.00	7.0 years
Forfeited or expired	(.1)	17.04	—	—
Exercised	—	—	—	—

Outstanding at December 31, 2007 (1)	1.7	$17.07	$6.75	5.59 years

Vested and exercisable at December 31,2007	.3	$14.48	$6.09	5.07 years

(1)	At December 31, 2007, SARs outstanding had an intrinsic value of $3.5 million. SARs vested and exercisable had an intrinsic value of $.9 million.

The fair value of the Company’s options and SARs was estimated on the date of grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions:

	2007	2006	2005

Expected dividend yield (1)	0%	0%	0%
Expected stock price volatility (2)	33%	40%	39%
Risk-free interest rate (3)	4.7%	4.7%	4.8%
Expected life in years (4)	4.74	4.81	4.75

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. Historically Gartner has not paid dividends on its common stock.

(2)	The determination of expected stock price volatility for options and SARs granted in 2007 and 2006 was based on both historical Gartner common stock prices and implied volatility from publicly traded options in Gartner common stock. Prior to 2006, the Company only considered the historical stock price volatility of Gartner common stock in the determination of the expected stock price volatility.

(3)	The risk-free interest rate is based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

(4)	The expected life in years for options and SARs granted in 2007 and 2006 was based on the “simplified” calculation provided for in SAB No. 107. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. In previous periods the Company determined the expected life in years based on the historical exercise data for options that had vested.
Restricted Stock, Restricted Stock Units, and Common Stock Equivalents
Restricted stock awards give the awardee the right to vote the restricted common shares and to receive dividends and distributions on these shares; however, the awardee may not sell the restricted shares until all restrictions on the release of the shares have lapsed and the shares are released. Restricted stock units (RSUs) give the awardee the right to receive Gartner common shares when the restrictions lapse and the vesting conditions are met, and each RSU that vests entitles the awardee to one common share. RSU awardees do not have any of the rights of a Gartner stockholder, including voting rights and the right to receive dividends and distributions, until after the common shares are released. Common stock equivalents (CSEs) are convertible into Gartner common shares, and each CSE entitles the holder to one common share. Certain members of our Board of Directors receive directors’ fees payable in CSEs unless they opt for cash payment. Generally, the CSEs are converted when service as a director terminates.
The fair value of restricted stock, RSUs, and CSEs is determined on the date of grant based on the market price of the Company’s common stock. The fair value of these awards is recognized as compensation expense as follows: (i) restricted stock awards generally vest based on the achievement of a market condition and are expensed on a straight-line basis over three years; (ii) service-based RSUs vest ratably over four years and are expensed on a straight-line basis over four years; (iii) performance-based RSUs are subject to both performance and service conditions, vest ratably over four years, and are expensed on an accelerated basis as required by SFAS No. 123(R); and (iv) CSEs vest immediately and are recorded as expense on the date of grant.
A summary of the changes in restricted stock, restricted stock units, and common stock equivalents during the year ended December 31, 2007 is presented in the table below:

		Weighted-		Weighted-		Weighted-
		Average	Restricted	Average	Common Stock	Average
	Restricted	Grant Date	Stock Units	Grant Date	Equivalents	Grant Date
	Stock	Fair Value	(RSUs)	Fair Value	(CSEs)	Fair Value

Nonvested at December 31, 2006	511,000	$8.81	1,521,620	$14.13	—	$—
Awarded (1), (2)	—	—	1,207,580	22.12	20,330	22.23
Vested or settled (2), (3)	(311,000)	9.67	(405,415)	14.18	(20,330)	22.23
Forfeited	—	—	(135,003)	17.39	—	—

Nonvested at December 31, 2007 (3), (4)	200,000	$7.30	2,188,782	$18.33	—	$—

(1)	Includes 630,310 performance-based RSUs awarded to executives and 577,270 service-based RSUs awarded to executive and non-executive staff. The number of performance-based RSUs awarded was subject to the achievement of a performance condition tied to the annual increase in the Company’s subscription-based contract value for 2007, and ranged from 0% and 200% of the target number awarded depending on the performance level achieved. The aggregate target RSU amount was 516,243 RSUs. The actual performance target achieved for 2007 was 128.3%, resulting in a total of 630,310 RSUs awarded, net of forfeitures.

(2)	CSEs vest immediately and are convertible into common shares when the director leaves the Board of Directors or earlier if the director elects to accelerate release.

(3)	During 2007, 300,000 shares of the restricted stock held by our CEO vested based on the achievement of a specified market condition and 11,000 shares vested based on the achievement of the specified service condition. Vesting on the remaining 200,000 shares of restricted stock held by our CEO is subject to the achievement of a specified market condition as follows: (i) 100,000 shares vest when the Company’s common stock trades at an average price of $25 or more for sixty consecutive trading days; and (ii) 100,000 shares vest when the Company’s common stock trades at an average price of $30 or more for sixty consecutive trading days.

(4)	The weighted-average remaining contractual term of the RSUs is 1.48 years. The restricted stock has no defined contractual term.
Stock-Based Compensation Expense per Share
The following table presents information on net income and diluted income per share for the years ended December 31, 2007 and 2006 determined in accordance with SFAS No. 123(R), compared to the pro forma information determined under SFAS 123 for the year ended December 31, 2005 (in thousands, except per share data):

	2007	2006	2005

Net income (loss) as reported	$73,553	$58,192	$(2,437)
SFAS No. 123 pro forma adjustments for prior years:
Add: Stock-based compensation expense, net of tax, included in net income, as reported	na	na	679
Deduct: Pro forma employee compensation cost, net of tax (1)	na	na	(39,517)

Net income (loss) including stock-based compensation expense	$73,553	$58,192	$(41,275)

Basic income (loss) per share—as reported for 2005	na	na	$(0.02)
Basic income (loss) per share including stock compensation expense	$0.71	$0.51	$(0.37)

Diluted income (loss) per share—as reported for 2005	na	na	$(0.02)
Diluted income (loss) per share including stock compensation expense	$0.68	$0.50	$(0.37)

na—not applicable

(1)	In 2005, the Company completed an offer to buy back certain vested and outstanding employee stock options for cash. As a result, the pro forma employee compensation cost for 2005 includes $26.2 million of pro forma expense related to the buyback. The pro forma expense resulted from the reversal of pro forma deferred tax assets that had been established in prior periods which would not be realized for pro forma purposes because the options were tendered and cancelled.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (the “Plan”) under which eligible employees are permitted to purchase Gartner common stock through payroll deductions, which may not exceed 10% of an employee’s compensation (or $23,750 in any calendar year), at a price equal to 95% of the common stock price as reported by the NYSE at the end of each offering period.
At December 31, 2007, the Company had 1.9 million shares available for purchase under the Plan. The Plan is considered non-compensatory under SFAS No. 123(R), and as a result the Company does not record compensation expense for employee share purchases. The Company received approximately $2.8 million in cash from share purchases under the Plan in 2007.
10—COMPUTATION OF INCOME (LOSS) PER SHARE
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
The following table sets forth the reconciliation of the basic and diluted earnings (loss) per share computations (in thousands, except per share amounts):

	2007	2006	2005

Numerator:
Net income (loss) used for calculating basic and diluted income (loss) per common share	$73,553	$58,192	$(2,437)

Denominator: (1)
Weighted average number of common shares used in the calculation of basic income per share	103,613	113,071	112,253

	2007	2006	2005
Common stock equivalents associated with stock-based compensation plans	4,715	3,132	—

Shares used in the calculation of diluted income per share	108,328	116,203	112,253

Income (loss) per share:
Basic	$0.71	$0.51	$(0.02)

Diluted	$0.68	$0.50	$(0.02)

(1)	During 2007, 2006 and 2005, the Company repurchased 8.4 million, 14.9 million, and 0.8 million of its common shares, respectively (See Note 8 — Equity and Stock Programs).
The following table presents the number of options to purchase shares and other share equivalents that were not included in the computation of diluted EPS because the effect would have been antidilutive. During periods with reported income, these options were antidilutive because their exercise prices were greater than the average market value of a share of common stock during the period. During periods with reported loss, all options outstanding had an antidilutive effect.

	2007	2006	2005

Antidilutive options and other share equivalents (in millions)	0.6	1.9	11.4
Average market price per share of Gartner common stock	$23.00	$15.68	$10.88
11—INCOME TAXES
Following is a summary of the components of income before income taxes (in thousands):

	2007	2006	2005

U.S.	$62,764	$43,417	$(6,607)
Non-U.S.	51,397	42,455	12,045

Income before income taxes	$114,161	$85,872	$5,438

The expense for income taxes on the above income consists of the following components (in thousands):

	2007	2006	2005

Current tax (benefit) expense:
U.S. federal	$3,901	$(9,119)	$(3,350)
State and local	(2,798)	7,296	2,890
Foreign	14,347	11,923	10,195

Total current	15,450	10,100	9,735
Deferred tax (benefit) expense:
U.S. federal	2,695	24,588	(8,796)
State and local	5,487	(16,826)	(3,840)
Foreign	(382)	(2,384)	416

Total deferred	7,800	5,378	(12,220)

Total current and deferred	23,250	15,478	(2,485)
Benefit (expense) relating to interest rate swap used to increase (decrease) equity	2,449	(417)	283
Benefit from stock transactions with employees used to increase equity	15,237	10,750	4,472
Benefit (expense) relating to SFAS No. 158 pension adjustments used to increase (decrease) equity	(1,688)	—	—
Benefit of certain SAB No. 108 adjustments to DTA’s used to increase equity	—	1,075	—
Benefit of acquired tax assets used to reduce goodwill	1,360	794	5,605

Total tax expense	$40,608	$27,680	$7,875

Current and long-term deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2007	2006

Depreciation and software amortization	$10,673	$4,063
Expense accruals	33,004	36,990
Loss and credit carryforwards	52,474	74,995
Other	16,953	6,395

Gross deferred tax asset	113,104	122,443
Intangible assets	(7,690)	(5,527)
Prepaid expenses	(7,401)	(1,121)
Other liabilities	(1,331)	—

Gross deferred tax liability	(16,422)	(6,648)
Valuation allowance	(38,296)	(50,679)

Net deferred tax asset	$58,386	$65,116

Current net deferred tax assets and net deferred tax liabilities were $7.8 million and $4.9 million as of December 31, 2007 and $11.8 million and zero as of December 2006, respectively, and are included in Prepaid expenses and other current assets and Accounts payable and accrued liabilities in the Consolidated Balance Sheets. Long-term net deferred tax assets and net deferred tax liabilities were $55.8 million and $0.3 million as of December 31, 2007 and $53.3 million and zero as of December 31, 2006, respectively, and are included in Other assets and Other liabilities in the Consolidated Balance Sheets.
The valuation allowance relates primarily to non-U.S. net operating losses, domestic capital loss carryforwards, and foreign tax credits that more likely than not will expire unutilized. The net decrease in valuation allowance of $12.4 million in 2007, of which approximately $6.8 million reduced income tax expense, relates primarily to the following items: (a) the release of approximately $3.3 million of valuation allowance on federal capital loss carryovers due to expected utilization against 2007 capital gains, of which $1.4 million reduced income tax expense, (b) the release of approximately $3.7 million of valuation allowance on non-U.S. net operating losses for current and anticipated utilization, of which $2.8 million reduced income tax expense, and (c) the release of approximately $3.3 million of valuation allowance for changes in anticipated utilization of foreign tax credits, all of which reduced income tax expense. Approximately $7.6 million of the valuation allowance will reduce goodwill upon subsequent recognition of any related tax benefits associated with various META deferred tax assets.
The Company has established a full valuation allowance against domestic realized and unrealized capital losses, as the future utilization of those losses is uncertain. As of December 31, 2007, the Company had U.S. federal capital loss carryforwards of $10.8 million, of which $5.4 million of the capital loss carryovers will expire in 2009, $5.3 million will expire in 2010, and $0.1 million will expire in 2011. The Company also had $20.3 million in state and local capital loss carryforwards, which will expire over a similar time period.
As of December 31, 2007, the Company had federal net operating loss carryforwards of $10.4 million, which will expire over the next 15 to 20 years. The Company also had state and local net operating loss carryforwards of $224.4 million, of which $6.4 million will expire within one to five years, $54.2 million will expire within six to fifteen years, and $163.8 million will expire within sixteen to twenty years. In addition, the Company had non-U.S. net operating loss carryforwards of $39.7 million, of which $9.0 million will expire over the next 20 years and $30.7 million can be carried forward indefinitely.
As of December 31, 2007 the Company also had foreign tax credit carryforwards of $22.8 million, of which $2.8 million will expire in 5 to 8 years and $20.0 million will expire in 10 years.
The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate on income before income taxes are:

	2007	2006	2005

Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.9	2.2	(4.3)
Foreign income taxed at different rates	(2.4)	(3.0)	112.2
Non-taxable income	(0.2)	(0.3)	(4.3)
Exempt foreign trading gross receipts	—	(0.2)	(1.7)
Non-deductible meals and entertainment	0.8	0.8	10.6
Non-deductible acquisition costs	—	0.1	13.2
Repatriation of foreign earnings	—	—	(66.5)
Foreign tax credits	(1.8)	—	(34.9)
Record (release) valuation allowance	(1.4)	(15.9)	111.0
(Release) increase reserve for tax contingencies	1.8	13.2	(24.3)
Other items (net)	0.9	0.3	(1.2)

Effective tax rate	35.6%	32.2%	144.8%

The higher effective tax rate in 2007 as compared to 2006 is attributable to several items. The most significant of these items includes the following: (a) the Company generated a smaller percentage of its income in low tax jurisdictions in 2007 as compared to 2006, and (b) differences relating to the release of valuation allowances and changes in reserves.
The lower effective tax rate in 2006 as compared to 2005 is attributable to several items. The most significant of these items include the following: (a) the Company generated a larger percentage of its income in low tax jurisdictions in 2006 as compared to 2005, and (b) 2006 included a significant decrease in valuation allowances for state and local net operating losses while 2005 included a significant increase in valuation allowances for foreign tax credits. The impact of these items is partially offset by (a) benefits taken to reduce overall tax expense in 2005 relating to repatriated earnings, no such items occurred in 2006, (b) larger benefits taken in 2005 as compared to 2006 for foreign tax credits generated, and (c) an overall increase in reserve needs in 2006 as compared to an overall decrease in 2005. The impact of the various positive and negative adjustments is amplified by lower pretax book income in 2005 as compared to 2006.
Undistributed earnings of subsidiaries outside of the U.S. amounted to approximately $7.9 million as of December 31, 2007. These earnings have been and will continue to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon. If the undistributed earnings were repatriated in the foreseeable future, the amount of additional tax payable would be immaterial.
The number of years with open tax audits varies depending on the tax jurisdiction. Generally, our statutes in our major taxing jurisdictions are open for tax years ended September 30, 1999 and forward. Our major taxing jurisdictions include the U.S. (federal and state), the United Kingdom, Italy, Canada, and Japan.
The Company received Examination Reports from the Internal Revenue Service (“IRS”) in October 2005 and October 2006 in connection with audits of the Company’s federal income tax returns for the tax years ended September 30, 1999 through December 31, 2004. The IRS proposed adjustments relating primarily to the valuation of intangible assets licensed by Gartner to a foreign subsidiary and the calculation of payments made pursuant to a cost sharing arrangement between Gartner and a foreign subsidiary. Gartner appealed the initial findings and has reached a settlement on the issues with the IRS Appeals Office. With respect to the audits, the Company had recorded provisions in prior periods based on estimates of the amount for which the claim would be settled. Based on the outcome of our negotiations, we released reserves and recorded a benefit of $1.5 million in 2006. On February 27, 2008 the Company received official written notification that the case had cleared the IRS Joint Committee, which officially closes the IRS audit for those periods.
The Company adopted SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” effective the beginning of the fiscal year ended December 31, 2006. In accordance with the requirements of SAB No. 108, the Company recorded an adjustment of $10.7 million related to an overstatement of current taxes payable, resulting in an increase to opening accumulated earnings of $7.4 million and a $3.3 million increase to opening additional paid-in capital. The adjustment was due to the carryover impact of an excess balance from prior years in the current taxes payable account which had accumulated over a period of years prior to 2000. The adjustment had no impact on tax expense, and the Company considered the adjustment to be immaterial to its Consolidated Statements of Operations and it’s Consolidated Balance Sheets in prior periods.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. The cumulative effect, if any, of applying FIN 48 was reported as an adjustment to the opening balance of retained earnings in the year of adoption.
The Company adopted FIN 48 on January 1, 2007. As a result of the implementation the Company decreased its reserves for uncertain tax positions by approximately $1.4 million and decreased its deferred tax assets by approximately $1.4 million. Because the amounts were offsetting, there was no adjustment to the beginning balance of retained earnings on the balance sheet. As of the adoption date of January 1, 2007, the Company had gross unrecognized tax benefits of $25.1 million. As of December 31, 2007, the Company had gross unrecognized tax benefits of $18.1 million. Of this amount, $17.0 million would favorably affect the effective income tax rate if recognized in future periods. It is reasonably possible that the gross unrecognized tax benefits will be decreased by $2.7 million within the next 12 months due primarily to the expiration of the relevant statutes of limitation. The nature of the uncertainty relates to the tax effects of intercompany charges.
FIN 48 also requires companies to reclassify uncertain tax positions not expected to be settled within one year to long term liabilities. Therefore, upon adoption, Accounts payable and accrued liabilities decreased by approximately $19.6 million and Other liabilities increased by approximately $19.6 million. As of December 31, 2007, the Company had Other liabilities of $15.4 million related to long term uncertain tax positions.
Upon adoption of FIN 48, the Company elected an accounting policy to classify accrued interest and penalties related to unrecognized tax benefits in our income tax provision. Previously, our policy was to classify interest and penalties as an operating expense in arriving at pretax income. The Company had $2.5 million and $(0.1) million of accrued interest and penalties recorded as of December 31, 2007 and 2006, respectively, related to the unrecognized tax benefits. The entire increase reduced net income in 2007. These amounts are in addition to the gross unrecognized tax benefits noted above.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$25,105
Additions based on tax positions related to the current year	3,174
Additions for tax positions of prior years	1,831
Reductions for tax positions of prior years	(488)
Reclass to current taxes payable and other income tax accounts	(11,734)
Impact of foreign exchange	163

Balance at December 31, 2007	$18,051

12—EMPLOYEE BENEFITS
Savings and investment plan. The Company has a savings and investment plan covering substantially all domestic employees. Company contributions are based upon the level of employee contributions, up to a maximum of 4% of the employee’s eligible salary, subject to an annual maximum. For 2007, the maximum match was $6,200. In addition, the Company also contributes at least 1% of employee’s base compensation, subject to an IRS annual limitation of $2,250 for 2007. Amounts expensed in connection with the plan totaled $11.8 million, $10.9 million, and $10.6 million, for 2007, 2006, and 2005, respectively.
Deferred compensation arrangement. The Company has a supplemental deferred compensation arrangement for the benefit of certain highly compensated officers, managers and other key employees which is structured as a rabbi trust. We classify the plan’s investment assets in Other assets on the Consolidated Balance Sheets at current fair value, and the value of the assets was $18.8 million and $16.3 million at December 31, 2007 and 2006, respectively. The corresponding deferred compensation liability of $21.9 million and $19.1 million at December 31, 2007 and 2006, respectively, is recorded at fair market value, and is adjusted with a corresponding charge or credit to compensation cost to reflect the fair value of the amount owed to the employee and is included in Other liabilities on the Consolidated Balance Sheets. Total compensation expense recognized for the plan was $0.3 million, $0.3 million, and $0.2 million, for 2007, 2006, and 2005, respectively.
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
The following are the components of net periodic pension expense for the year ended December 31:

	2007	2006	2005

Service cost	$1,922	$2,013	$1,502
Interest cost	599	471	353
Recognition of actuarial loss	129	321	235
Recognition of termination benefit	24	98	—

Net periodic pension cost	$2,674	$2,903	$2,090

The following table provides information related to changes in the projected benefit obligation:

	December 31,
	2007	2006	2005

Projected benefit obligation at beginning of year	$13,900	$11,569	$8,300
Service cost	1,922	2,163	1,502
Interest cost	599	471	353
Actuarial (gain) loss	(4,589)	(1,192)	1,019
Benefits paid (1)	(217)	(28)	(52)
Acquisitions and new plans	—	—	1,751
Foreign currency impact	1,609	917	(1,304)

Projected benefit obligation at end of year (2)	$13,224	$13,900	$11,569

(1)	Benefits to be paid in future years are estimated as follows: $0.1 million in 2008; $0.3 million in 2009; $0.2 million in 2010; $0.2 million in 2011; $0.3 million in 2012; and $3.5 million in the five years thereafter.

(2)	Measured as of December 31.
The following table provides information related to the funded status of the plans and the amounts recorded in the Consolidated Balance Sheets:

	December 31,
Funded status of the plans: (1)	2007	2006	2005

Funded status	$13,224	$13,900	$11,569
Unrecognized actuarial loss	—	—	(3,240)

Net amount recognized	$13,224	$13,900	$8,329

Amounts recorded in the Consolidated Balance Sheets:
Other liabilities — accrued pension benefit	$13,224	$13,900	$8,329

Stockholders’ equity — unrecognized actuarial gain (loss) (2)	$1,602	$(1,338)	—

(1)	Contributions expected to be paid to the plans in 2008 are $0.1 million.

(2)	The $1.6 million recorded in Stockholders’ equity as of December 31, 2007 represents the plan’s net unrecognized actuarial gain. This amount was recorded in accordance with SFAS No. 158 and will be amortized to net periodic pension cost over approximately 16 years. Amortization of the gain is estimated to reduce net periodic pension cost in 2008 by approximately $0.1 million.
On December 31, 2006 we adopted SFAS No. 158. Pursuant to that adoption we recorded an increase to Other liabilities — accrued pension benefits of approximately $1.0 million, an increase to noncurrent Deferred tax assets of $0.4 million, and a decrease to Stockholders' equity of $0.6 million.
Assumptions used in the computation of net periodic pension expense are as follows:

	2007	2006	2005

Weighted-average discount rate	5.01%	3.69%	3.70%
Average compensation increase	3.32%	3.31%	3.27%
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
The Company evaluates reportable segment performance and allocates resources based on gross contribution margin. Gross contribution, as presented below, is defined as operating income excluding certain Cost of services and product development and SGA expenses, depreciation, META integration charges, amortization of intangibles and Other charges. Certain costs included in consolidated Cost of services and product development are not allocated to segment expense, primarily web maintenance and customer relationship database costs, and certain bonus and fringe charges. The accounting policies used by the reportable segments are the same as those used by the Company.
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
The following tables present information about the Company’s reportable segments (in thousands). The “Other” column includes certain revenues and corporate and other expenses unallocated to reportable segments, expenses allocated to operations that do not meet the segment reporting quantitative threshold, and other charges. There are no intersegment revenues:

	Research	Consulting	Events	Other	Consolidated

2007
Revenues	$673,335	$325,030	$180,788	$10,045	$1,189,198
Gross contribution	429,064	128,215	88,164	7,738	653,181
Corporate and other expenses					(520,059)

Operating income					$133,122

	Research	Consulting	Events	Other	Consolidated

2006
Revenues	$571,217	$305,231	$169,434	$14,439	$1,060,321
Gross contribution	345,521	120,660	83,689	11,725	561,595
Corporate and other expenses					(458,345)

Operating income					$103,250

	Research	Consulting	Events	Other	Consolidated

2005
Revenues	$523,033	$301,074	$151,339	$13,558	$989,004
Gross contribution	310,008	125,678	76,135	12,184	524,005
Corporate and other expenses					(498,725)

Operating income					$25,280

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
Summarized information by geographic location is as follows (in thousands):

	2007	2006	2005

Revenues:
United States and Canada	$681,939	$631,295	$610,980
Europe, Middle East and Africa	403,919	337,722	296,705
Other International	103,340	91,304	81,319

Total revenues	$1,189,198	$1,060,321	$989,004

Long-lived assets:
United States and Canada	$73,859	$67,683	$70,767
Europe, Middle East and Africa	21,861	17,183	13,571
Other International	4,029	3,052	3,706

Total long-lived assets	$99,749	$87,918	$88,044

14—VALUATION AND QUALIFYING ACCOUNTS
The following table provides information regarding the Company’s allowance for doubtful accounts and returns and allowances (in thousands):

		Additions
		Charged
		(Subtractions	Additions
	Balance at	Credited)	Charged	Deductions	Balance
	Beginning	to Costs and	Against Other	from	at End
	of Year	Expenses	Accounts (1), (2)	Reserve	of Year

2005:
Allowance for doubtful accounts and returns and allowances	$8,450	$966	$6,089	$7,605	$7,900
2006:
Allowance for doubtful accounts and returns and allowances	$7,900	$2,559	$6,823	$8,582	$8,700
2007:
Allowance for doubtful accounts and returns and allowances	$8,700	$691	$6,608	$7,549	$8,450

(1)	Amounts charged against revenues.

(2)	2005 includes $0.9 million that was an addition from the META acquisition.

15—SUBSEQUENT EVENTS
Increased Share Repurchase Authorization
In February 2008 the Board of Directors authorized an additional $250.0 million for share repurchases, which will supplement what remains available under the 2007 $200.0 million repurchase authorization. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. The program will be funded from cash flow from operations and possible borrowings.
The Company also repurchased an additional 694,153 shares of its common stock at a total cost of $10.8 million between January 1, 2008 and February 8, 2008.
Sale of Vision Events Business
On February 20, 2008 the Company announced that it had contracted to sell its Vision Events portfolio of events. The sale is expected to close in the first quarter of 2008. In 2007, the Vision Events business generated revenue of approximately $21.0 million and hosted 16 events. The business employs 47 associates. Gartner will account for the Vision Events transaction as a discontinued operation beginning in the first quarter of 2008.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report on Form 10-K to be signed on its behalf by the undersigned, duly authorized, in Stamford, Connecticut, on February 28, 2008.

Gartner, Inc.
Date: February 28, 2008	By:	/s/ Eugene A. Hall
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Eugene A. Hall Eugene A. Hall	Director and Chief Executive Officer (Principal Executive Officer)	February 28, 2008

/s/ Christopher J. Lafond Christopher J. Lafond	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2008

Name	Title	Date

/s/ Michael J. Bingle Michael J. Bingle	Director	February 28, 2008

/s/ Richard J. Bressler Richard J. Bressler	Director	February 28, 2008

/s/ Karen E. Dykstra Karen E. Dykstra	Director	February 28, 2008

/s/ Russell P. Fradin Russell P. Fradin	Director	February 28, 2008

/s/ Anne Sutherland Fuchs Anne Sutherland Fuchs	Director	February 28, 2008

/s/ William O. Grabe William O. Grabe	Director	February 28, 2008

/s/ Max D. Hopper Max D. Hopper	Director	February 28, 2008

/s/ John R. Joyce John R. Joyce	Director	February 28, 2008

/s/ Stephen G. Pagliuca Stephen G. Pagliuca	Director	February 28, 2008

/s/ James C. Smith James C. Smith	Director	February 28, 2008

/s/ Jeffrey W. Ubben Jeffrey W. Ubben	Director	February 28, 2008