Form 10-Q
period 2008-03-31
GARTNER INC
filed 2008-05-08
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2008
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
Registrant’s telephone number, including area code: (203) 316-1111
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of April 30, 2008, 94,564,587 shares of the registrant’s common shares were outstanding.

PART I            FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GARTNER, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$95,935	$109,945
Fees receivable, net	327,243	354,926
Deferred commissions	51,543	53,537
Prepaid expenses and other current assets	46,089	39,382

Total current assets	520,810	557,790
Property, equipment and leasehold improvements, net	64,372	66,551
Goodwill	416,565	416,181
Intangible assets, net	3,230	3,645
Other assets	90,824	89,043

Total Assets	$1,095,801	$1,133,210

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$154,046	$215,990
Deferred revenues	450,275	423,522
Current portion of long-term debt	268,000	236,500

Total current liabilities	872,321	876,012
Long-term debt	153,000	157,500
Other liabilities	88,091	82,200

Total Liabilities	1,113,412	1,115,712

Stockholders’ Equity
Preferred stock	—	—
Common stock	78	78
Additional paid-in capital	542,576	545,654
Unearned compensation, net	(260)	(386)
Accumulated other comprehensive income, net	20,749	23,641
Accumulated earnings	344,102	322,557
Treasury stock, at cost	(924,856)	(874,046)

Total Stockholders’ (Deficit) Equity	(17,611)	17,498

Total Liabilities and Stockholders’ (Deficit) Equity	$1,095,801	$1,133,210

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Research	$189,541	$158,800
Consulting	78,118	76,267
Events	20,574	26,927
Other	1,866	2,203

Total revenues	290,099	264,197
Costs and expenses:
Cost of services and product development	125,960	123,356
Selling, general and administrative	130,886	115,107
Depreciation	6,509	5,735
Amortization of intangibles	414	529

Total costs and expenses	263,769	244,727

Operating income	26,330	19,470
Interest expense, net	(4,715)	(6,263)
Other income (expense), net	523	(38)

Income before income taxes	22,138	13,169
Provision for income taxes	7,545	4,192

Income from continuing operations	14,593	8,977
Discontinued operations, net of taxes:
Loss from discontinued operations	(338)	(785)
Gain on disposal of discontinued operations	7,289	—

Income (loss) from discontinued operations	6,951	(785)

Net income	$21,544	$8,192

Income per common share:
Basic:
Income from continuing operations	$0.15	$0.09
Loss from discontinued operations	—	(0.01)
Gain on disposal of discontinued operations	0.07	—

Income per share	$0.22	$0.08

Diluted:
Income from continuing operations	$0.14	$0.09
Loss from discontinued operations	—	(0.01)
Gain on disposal of discontinued operations	0.07	—

Income per share	$0.21	$0.08

Weighted average shares outstanding:
Basic	97,790	103,521
Diluted	101,363	108,263
See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2008	2007
Operating activities:
Net income	$21,544	$8,192
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Loss from discontinued operations	338	785
Gain on disposal of discontinued operations	(7,289)	—
Depreciation and amortization of intangibles	6,923	6,264
Stock-based compensation expense	6,632	5,566
Excess tax benefits from stock-based compensation expense	(1,076)	(3,535)
Deferred taxes	(476)	(1,117)
Amortization and writeoff of debt issue costs	184	693
Changes in assets and liabilities:
Fees receivable, net	28,575	19,511
Deferred commissions	2,329	5,071
Prepaid expenses and other current assets	(7,183)	(15,874)
Other assets	(3,029)	(2,467)
Deferred revenues	27,417	13,011
Accounts payable, accrued, and other liabilities	(60,672)	(36,322)

Cash provided (used) by operating activities	14,217	(222)

Investing activities:
Additions to property, equipment and leasehold improvements	(7,510)	(4,777)
Proceeds from sale of discontinued operations	8,075	—

Cash provided (used) in investing activities	565	(4,777)

Financing activities:
Proceeds from interest rate swap termination	—	1,167
Proceeds from stock issued for stock plans	5,368	11,984
Proceeds from debt issuance	30,000	405,000
Payments for debt issuance costs	—	(1,257)
Payments on debt	(3,000)	(370,000)
Purchases of treasury stock	(65,270)	(23,001)
Excess tax benefits from stock-based compensation	1,076	3,535

Cash (used) provided by financing activities	(31,826)	27,428

Net (decrease) increase in cash and cash equivalents	(17,044)	22,429
Effects of exchange rates on cash and cash equivalents	3,034	864
Cash and cash equivalents, beginning of period	109,945	67,801

Cash and cash equivalents, end of period	$95,935	$91,094

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 — Basis of Presentation
These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner, Inc. (“Gartner” or the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2007.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management’s knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2008, may not be indicative of the results of operations for the remainder of 2008.
The Company sold its Vision Events business in the first quarter of 2008 and has reported the results of operations of the Vision Events business as a discontinued operation (See Note 2 — Discontinued Operations). As a result, the prior year Condensed Consolidated Statement of Operations for the three months ended March 31, 2007, has been restated to present the results of operations of the Vision Events business as a discontinued operation in order to be consistent with the current year presentation.
Note 2 — Discontinued Operations
In the first quarter of 2008, the Company sold its Vision Events business, which had been part of the Company’s Events segment, for a cash purchase price of $11.4 million. The Company realized net cash proceeds from the sale of approximately $8.1 million. The Vision Events business generated revenues of approximately $21.0 million for the full year 2007 and hosted 16 events. The business employed 47 associates.
The Company recorded a net gain on the sale of approximately $7.3 million, after deducting direct costs to sell, an allocated write-off of $1.8 million of Events segment goodwill, and related tax charges. The goodwill charge was recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires an allocated portion of goodwill to be included in the gain or loss on disposal of a portion of a reporting unit. As of December 31, 2007, the recorded assets and liabilities of the Vision Events business consisted primarily of $3.3 million of accounts receivable and prepaid expenses, while recorded liabilities consisted primarily of $3.4 million of deferred revenues. These amounts were not material to the Company’s Condensed Consolidated Balance Sheet as of December 31, 2007.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of the Vision Events business have been reported separately as a discontinued operation for all periods presented. For the three months ended March 31, 2008 and 2007, the Vision Events business had zero revenues while the net loss from discontinued operations, net of taxes, was $(0.3) million and $(0.8) million, respectively. The Vision Events business normally did not hold events in the first quarter of the Company’s fiscal year.
Note 3 — Comprehensive Income
The components of comprehensive income for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net income:	$21,544	$8,192
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	208	765
Unrealized loss on interest rate swap	(2,970)	(1,085)
Realized gain on terminated interest rate swap	—	1,167
Amortization of realized gain on terminated interest rate swap	(111)	(134)
Amortization of pension unrealized (gain) loss	(19)	32

Other comprehensive (loss) income	(2,892)	745

Comprehensive income	$18,652	$8,937

Note 4 — Computations of Income per Share of Common Stock
The following table sets forth the reconciliation of basic and diluted income per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net income used for calculating basic and diluted income per share	$21,544	$8,192

Denominator:
Weighted average number of common shares used in the calculation of basic income per share	97,790	103,521
Common stock equivalents associated with stock-based compensation plans	3,573	4,742

Shares used in the calculation of diluted income per share (1)	101,363	108,263

Basic income per share (2)	$0.22	$0.08

Diluted income per share (2)	$0.21	$0.08

(1)	For the three months ended March 31, 2008 and 2007, 1.8 million and 0.5 million options and other common share equivalents, respectively, were not included in the computation of diluted income per share because the effect would have been anti-dilutive.

(2)	The results for the three months ended March 31, 2008 and 2007 include $0.07 and $(0.01) per share, respectively, from discontinued operations.
Note 5 — Stock-Based Compensation
The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company’s stock compensation awards include stock options, stock-settled stock appreciation rights, restricted stock, service- and performance-based restricted stock units, and common stock equivalents. At March 31, 2008, the Company had 5.4 million shares of common stock available for awards of stock-based compensation under its 2003 Long Term Incentive Plan.
The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards 123(R), Share-Based Payment (“SFAS No. 123(R)”), as interpreted by SEC Staff Accounting Bulletins No. 107 (“SAB No. 107”) and No. 110 (“SAB No. 110”). Under SFAS No. 123(R), stock-based compensation expense is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of estimated forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period. At the present time, the Company issues treasury shares upon the exercise or settlement of stock-based compensation awards.
The Company recognized the following amounts of stock-based compensation expense under SFAS No. 123(R) in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Costs of services and product development expense	$2,811	$2,567
Selling, general, and administrative expense	3,821	3,000

Total stock-based compensation expense (1)	$6,632	$5,567

(1)	Includes $0.6 million and $0.3 million for charges related to retirement-eligible employees in 2008 and 2007, respectively.
As of March 31, 2008, the Company had $64.8 million of total unrecognized stock-based compensation cost, which is expected to be recognized as stock-based compensation expense over the remaining weighted-average service period of approximately 2.5 years. For the three months ended March 31, 2008, excess tax benefits realized from the exercise of stock-based compensation awards was $1.1 million, compared to $3.5 million for the three months ended March 31, 2007.
Stock-Based Compensation Awards
The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards in accordance with SFAS No. 123(R):

Stock Options and Stock Appreciation Rights
For the three months ended March 31, 2008 and 2007, the Company recognized $1.0 million and $1.7 million of expense related to stock options, respectively. A summary of the changes in stock options outstanding during the three months ended March 31, 2008 follows:

			Weighted
			Average
		Weighted	Remaining
	Options in	Average	Contractual
	millions	Exercise Price	Term
Outstanding at December 31, 2007	9.9	$11.02	4.31	years
Granted (1)	—	—	—
Forfeited or expired	(0.1)	10.99	nm
Exercised (2)	(0.5)	10.99	nm

Outstanding at March 31, 2008 (3)	9.3	$11.02	4.05	years

Vested and exercisable at March 31, 2008 (3)	8.1	$11.04	3.97	years

nm=not meaningful

(1)	The Company did not grant any options in the three months ended March 31, 2008 and three months ended March 31, 2007.

(2)	Options exercised during the first quarter of 2008 had an intrinsic value of $3.6 million. The Company received approximately $5.4 million in cash from stock option exercises in the first quarter of 2008.

(3)	At March 31, 2008, options outstanding and options vested and exercisable had aggregate intrinsic values of $78.0 million and $68.0 million, respectively.
A summary of changes in the number of unvested stock options follows:

		Weighted
	Options	Average
	in millions	Exercise Price

Nonvested options outstanding at December 31, 2007 (1)	1.4	$11.02
Granted	—	—
Forfeited	(0.1)	nm
Vested during the period	(0.1)	nm

Nonvested options outstanding at March 31, 2008 (2)	1.2	$10.93

nm=not meaningful

(1)	Options generally vest ratably over a three-year vesting period. Options issued prior to 2005 expire in ten years from the grant date whereas options granted beginning in 2005 expire seven years from the grant date.

(2)	Substantially all of these nonvested options are scheduled to vest prior to June 30, 2008.
For the three months ended March 31, 2008 and 2007, the Company recognized $0.9 million and $0.4 million of expense related to stock-settled stock appreciation rights (SARs). A summary of the changes in SARs outstanding during the three months ended March 31, 2008 follows:

				Weighted
			Weighted	Average
	SARs	Weighted Average	Average Grant Date	Remaining Contractual
	in millions	Exercise Price	Fair Value	Term
Outstanding at December 31, 2007	1.7	$17.07	$6.75	5.59	years
Granted (1)	0.8	18.10	6.37	6.88	years
Forfeited or expired	(0.1)	16.58	6.58	—
Exercised	—	—	6.01	—

SARs outstanding at March 31, 2008 (2)	2.4	$17.43	$6.61	5.81	years

Vested and exercisable at March 31, 2008	0.4	$17.09	$6.71	5.08	years

(1)	SARs generally vest ratably over a four-year service period and expire in seven years.

(2)	At March 31, 2008, SARs outstanding had an aggregate intrinsic value of $6.0 million.

The fair value of the Company’s SARs was estimated on the date of grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2008	2007
Expected dividend yield (1)	0%	0%
Expected stock price volatility (2)	36%	33%
Risk-free interest rate (3)	2.84%	4.7%
Expected life in years (4)	4.8	4.8

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. Historically, Gartner has not paid dividends on its common stock.

(2)	Expected stock price volatility was based on both historical Gartner common stock prices and implied volatility from publicly traded options in Gartner common stock.

(3)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity of the expected life of the award.

(4)	The expected life in years is based on the “simplified” calculation provided for in SEC Staff Accounting Bulletin 107. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The Company continues to use the simplified method for awards of stock-based compensation after January 1, 2008 as permitted by SEC Staff Accounting Bulletin 110 (“SAB No. 110”), since it does not have the necessary historical exercise and forfeiture data to determine an expected life for SARs. Originally, the use of the simplified method was due to expire on December 31, 2007, but SAB No. 110 permits continued use of the simplified method if the Company concludes that it is not reasonable to base its estimate of expected term on its experience with historical exercise patterns. The Company believes that it will be able to develop exercise data for SARs over time.
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
A summary of the changes in restricted stock, RSUs, and CSEs during the three months ended March 31, 2008, is presented in the table below:

		Weighted-		Weighted-	Common	Weighted-
		Average	Restricted	Average	Stock	Average
	Restricted	Grant Date	Stock Units	Grant Date	Equivalents	Grant Date
	Stock (5)	Fair Value	(RSUs) (5)	Fair Value	(CSEs) (5)	Fair Value

Nonvested at December 31, 2007	200,000	$7.30	2,188,782	$18.33	—	$—
Granted (1), (2)	—	—	1,345,731	18.10	5,853	19.97
Vested or settled (2)	—	—	(271,262)	21.85	(5,853)	19.97
Forfeited	—	—	(56,220)	17.71	—	—

Nonvested at March 31, 2008 (3), (4)	200,000	$7.30	3,207,031	$17.94	—	$—

(1)	Includes 0.6 million performance-based RSUs awarded to executives and 0.7 million service-based RSUs awarded to non-executive staff. The performance-based RSUs are subject to a performance condition tied to an annual percentage increase in the Company’s subscription-based contract value for 2008. With respect to the performance condition, the 0.6 million performance-based RSUs represents the target amount, and the number of RSUs that will ultimately vest will be between 0% and 200% of the target amount, depending on which performance level is achieved. If a minimum performance condition is not met, the performance-based RSUs will be forfeited, and any compensation expense already recorded will be reversed.

(2)	CSEs represent fees paid to directors. These vest immediately and are convertible into common shares when the director leaves the Board of Directors or earlier if the director elects to accelerate release.

(3)	Vesting on the 200,000 shares of restricted stock held by our CEO is subject to a market condition, as follows: (i) 100,000 shares vest when the Company’s common stock trades at an average price of $25 or more for sixty consecutive trading days; and (ii) 100,000 shares vest when the Company’s common stock trades at an average price of $30 or more for sixty consecutive trading days.

(4)	The weighted-average remaining contractual term of the RSUs is 1.8 years. The restricted stock has no defined contractual term.

(5)	For the three months ended March 31, 2008, the Company recorded $0.1 million, $4.6 million, and $0.1 million in stock-based compensation expense for restricted stock, RSUs, and CSEs, respectively, compared to $0.5 million, $2.8 million, and $0.1 million in the prior year quarter, respectively.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (the “Plan”) under which eligible employees are permitted to purchase Gartner common stock through payroll deductions, which may not exceed 10% of an employee’s compensation (or $23,750 in any calendar year), at a price equal to 95% of the common stock price as reported by the NYSE at the end of each offering period.
At March 31, 2008, the Company had 1.9 million shares available for purchase under the Plan. The Plan is considered non-compensatory under SFAS No. 123(R), and as a result the Company does not record compensation expense for employee share purchases.
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
The Company evaluates reportable segment performance and allocates resources based on gross contribution margin. Gross contribution, as presented below, is defined as operating income excluding certain Cost of services and product development and SG&A expenses, depreciation, amortization of intangibles, and Other charges. Certain costs included in consolidated Cost of services and product development are not allocated to segment expense, primarily web maintenance and customer relationship database costs, and certain bonus and fringe charges. The accounting policies used by the reportable segments are the same as those used by the Company.
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
The following tables present information about the Company’s reportable segments (in thousands). The “Other” column includes certain revenues and other expenses unallocated to reportable segments, expenses allocated to operations that do not meet the segment reporting quantitative threshold, and other charges. There are no inter-segment revenues:

	Research	Consulting	Events	Other	Consolidated
Three Months Ended March 31, 2008 (1):
Revenues	$189,541	$78,118	$20,574	$1,866	$290,099
Gross contribution	125,020	31,337	8,979	1,482	166,818
Corporate and other expenses					(140,488)

Operating income					$26,330

	Research	Consulting	Events	Other	Consolidated
Three Months Ended March 31, 2007 (1):
Revenues	$158,800	$76,267	$26,927	$2,203	$264,197
Gross contribution	99,302	28,036	14,528	1,652	143,518
Corporate and other expenses					(124,048)

Operating income					$19,470

(1)	Excludes the results of the Vision Events business (see Note 2 — Discontinued Operations).

Note 7 — Goodwill and Intangible Assets
Changes in the carrying amount of goodwill, by reporting segment, for the three months ended March 31, 2008, are as follows:

	Balance		Currency	Balance
	December 31,		Translation	March 31,
	2007	Adjustments (1)	Adjustments	2008
Research	$289,199	$—	$2,052	$291,251
Consulting	88,425	—	113	88,538
Events	36,475	(1,839)	58	34,694
Other	2,082	—	—	2,082

Total goodwill	$416,181	$(1,839)	$2,223	$416,565

(1)	The Company reduced Events segment goodwill by $1.8 million related to the sale of its Visions Events business (see Note 2—Discontinued operations).
The following table presents the Company’s intangible assets subject to amortization (in thousands):

	Customer	Noncompete
March 31, 2008	Relationships	Agreements	Total
Gross cost	$7,700	$505	$8,205
Accumulated amortization	(4,620)	(355)	(4,975)

Net	$3,080	$150	$3,230

	Customer	Noncompete
December 31, 2007	Relationships	Agreements	Total
Gross cost	$7,700	$498	$8,198
Accumulated amortization	(4,235)	(318)	(4,553)

Net	$3,465	$180	$3,645

Aggregate amortization expense for the three-month periods ended March 31, 2008 and 2007 was $0.4 million and $0.5 million, respectively. The estimated future amortization expense for purchased intangibles is as follows (in thousands):

2008 (remaining nine months)	$1,194
2009	1,603
2010	433

$3,230

Note 8 — Liabilities
The following table summarizes the activity related to the liability for restructuring programs recorded as Other charges in the Condensed Consolidated Statements of Operations in prior periods (in thousands):

	Workforce	Excess	Asset
	Reduction	Facilities	Impairments
	Costs	Costs	And Other	Total
Accrued liability at December 31, 2006	$681	$15,030	$—	$15,711
Charges during first quarter of 2007	—	—	—	—
Currency translation and reclassifications	8	(1)	—	7
Payments	(5)	(1,388)	—	(1,393)

Accrued liability at March 31, 2007	$684	$13,641	$—	$14,325
Charges and adjustments during remainder of 2007	2,682	(2,280)	8,681	9,083
Currency translation and reclassifications	(164)	165	—	1
Payments	(2,866)	(3,750)	(8,681)	(15,297)

Accrued liability at December 31, 2007	336	7,776	—	8,112
Charges during first quarter of 2008	—	—	—	—

Currency translation and reclassifications	—	—	—	—
Payments	(222)	(1,004)	—	(1,226)

Accrued liability at March 31, 2008	$114	$6,772	$—	$6,886

The Company expects the remaining workforce reduction costs to be paid in 2008, while costs for excess facilities will be paid as the leases expire, through 2011. The Company intends to fund these payments from existing cash.
Note 9 — Debt
Credit Agreement
The Company has a Credit Agreement dated as of January 31, 2007, that provides for a five-year, $180.0 million term loan and a $300.0 million revolving credit facility. The revolving credit facility may be increased up to an additional $100.0 million at the discretion of our lenders (the “expansion feature”), for a total revolving credit facility of $400.0 million. However, the $100.0 million expansion feature may or may not be available to us depending upon prevailing credit market conditions. To date the Company has not borrowed under the expansion feature. As of March 31, 2008, the Company’s total debt outstanding under the Credit Agreement was $421.0 million.
The term loan will be repaid in 18 consecutive quarterly installments which commenced on September 30, 2007, with the final payment due on January 31, 2012, and may be prepaid at any time without penalty or premium at the option of Gartner. The revolving loans may be borrowed, repaid and reborrowed until January 31, 2012, at which time all amounts borrowed must be repaid. Borrowings under the Credit Agreement carry interest rates that are either prime-based or Libor-based. Interest rates under these borrowings include a base rate plus a margin between 0.00% and 0.25% on prime borrowings and between .625% and 1.25% on Libor borrowings. Generally, the Company’s borrowings are Libor-based.
At March 31, 2008, the Company had $171.0 million outstanding under the term loan and $250.0 million outstanding under the revolver, with $48.0 million of available borrowing capacity remaining under the revolving credit facility (not including the expansion feature) as of that date. On March 31, 2008, the annualized interest rates on the term loan and revolver were 3.58% and 3.80%, respectively, which consisted of a three-month LIBOR base rate and a one-month LIBOR base rate, respectively, plus a margin of 0.875% on each.
On April 9, 2008, subsequent to quarter end, the Company entered into a First Amendment of the Credit Agreement and borrowed an additional $150.0 million under a new term loan arrangement. The proceeds from the new term loan were used to repay amounts owing under the revolving credit facility under the Credit Agreement (see Note 15 — Subsequent Event).
Interest Rate Swap Agreements
The Company has an interest rate swap that hedges the base interest rate risk on the term loan. The effect of the swap is to convert the floating base rate on the term loan to a fixed rate. Under the swap terms, the Company pays a 5.06% fixed rate and in return receives a three-month LIBOR rate. The three-month LIBOR rate received on the swap matches the base rate paid on the term loan since both use three-month LIBOR. The swap had an initial notional value of $180.0 million, which declines as payments are made on the term loan so that the amount outstanding under the term loan and the notional amount of the swap are always equal. The swap had a notional amount of $171.0 million at March 31, 2008, which was the same as the outstanding amount of the term loan. Including the effect of the interest rate swap, the annualized effective base interest rate on the term loan was 5.06% as of March 31, 2008.
The Company accounts for the swap as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 requires all derivatives, whether designated as hedges or not, to be recorded on the balance sheet at fair value. Since the swap qualifies as a cash flow hedge under SFAS No. 133, changes in the fair value of the swap are recorded in Other comprehensive income as long as the swap continues to effectively hedge the base interest rate risk on the term loan. Any ineffective portion of changes in the fair value of the hedge will be recorded in earnings. At March 31, 2008, there was no ineffective portion of the hedge as defined under SFAS No. 133. The interest rate swap had a negative fair value of approximately $10.2 million at March 31, 2008, which is recorded in Other comprehensive income, net of tax effect.
On April 9, 2008, subsequent to quarter-end, the Company entered into a First Amendment of the Credit Agreement and borrowed an additional $150.0 million under a new term loan arrangement. In connection with this new financing, the Company also entered into an interest rate swap agreement which effectively converts the floating base rate on the new term loan to a 2.925% fixed rate (see Note 15 — Subsequent Event).
Letters of Credit
The Company issues letters of credit in the ordinary course of business. At March 31, 2008, the Company had outstanding letters of credit of $3.0 million.

Note 10 — Equity and Stock Programs
In February 2007, the Company’s Board of Directors authorized a new program to repurchase up to $200.0 million of Gartner common stock, which the Board of Directors supplemented with an additional $250.0 million authorization for share repurchases in February 2008. At March 31, 2008, approximately $214.9 million was remaining for share repurchases under this program.
Repurchases are made from time-to-time through open market purchases and are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases are funded from cash flow from operations and borrowings under the Company’s credit arrangement.
The Company repurchased 3,558,496 shares of its common stock in the first quarter of 2008 at a cost of approximately $66.0 million, compared to repurchases of 1,056,300 shares in the first quarter of 2007 at a cost of $23.0 million.
Note 11 — Income Taxes
The provision for income taxes on continuing operations was $7.5 million in the first quarter of 2008 as compared to $4.2 million in the first quarter of 2007. The effective tax rate was 34.1% for the first quarter of 2008 and 31.8% for the first quarter of 2007. The increase in the effective tax rate from the first quarter of 2007 to the first quarter of 2008 was due to the impact of various discrete items that occurred in the first quarter of 2008, primarily relating to non-deductible expenses.
As of March 31, 2008 and December 31, 2007, the Company had gross unrecognized tax benefits of $18.2 million and $18.1 million respectively. It is reasonably possible that the gross unrecognized tax benefits will be decreased by $2.4 million within the next 12 months due primarily to the expiration of the relevant statutes of limitation. As of March 31, 2008 and December 31, 2007, the Company had Other liabilities of $15.8 million and $15.4 million respectively, related to long-term uncertain tax positions.
The Company received Examination Reports from the Internal Revenue Service (“IRS”) in October 2005 and October 2006 in connection with audits of the Company’s federal income tax returns for the tax years ended September 30, 1999 through December 31, 2004. The IRS proposed adjustments relating primarily to the valuation of intangible assets licensed by Gartner to a foreign subsidiary and the calculation of payments made pursuant to a cost sharing arrangement between Gartner and a foreign subsidiary. Gartner appealed the initial findings and has reached a settlement on the issues with the IRS Appeals Office. With respect to the audits, the Company had recorded provisions in prior periods based on estimates of the amount for which the claim would be settled. On February 27, 2008, the Company received official written notification that the case had cleared the IRS Joint Committee, which officially closes the IRS audit for those periods.
Note 12 — Fair Value Disclosures
On January 1, 2008, the Company partially adopted SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”), which did not have a material impact on our consolidated financial statements. The Company only partially adopted SFAS No. 157 due to the issuance of FASB Staff Position (“FSP”) FASB 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”).
SFAS No. 157 defines fair value, establishes a common framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements for assets and liabilities. SFAS No. 157 does not require additional assets or liabilities to be accounted for at fair value beyond that already required under other U.S. GAAP accounting standards. FSP No. 157-2 deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Included in the scope of FSP No. 157-2 are nonfinancial assets and liabilities acquired in business combinations and impaired assets. The effective date for nonfinancial assets and nonfinancial liabilities has been delayed by one year to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company continues to assess the deferred portion of SFAS No. 157.
Under SFAS No. 157, the framework for measuring fair value and a valuation hierarchy is based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the resulting fair value measurement. The valuation hierarchy contains three levels:
•	Level 1 —	Valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets.

•	Level 2 —	Valuation inputs are quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the asset or liability being measured.

•	Level 3 —	Valuation inputs are unobservable and significant to the fair value measurement.

The following table presents Company assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Fair Value
	March 31,
Description	2008

Assets:
Deferred compensation assets	$18,168	(1)
Foreign currency forward contracts	630	(2)

	$18,798

Liabilities:
Interest rate swap agreement	$10,186	(3)

(1)	The Company has a supplemental deferred compensation arrangement for the benefit of certain highly compensated officers, managers and other key employees. The majority of the plan’s assets consist of investments in money market accounts and mutual funds. Since the underlying assets are either cash equivalents or securities traded in active markets, the Company considers the fair value of these assets to be based on Level 1 inputs as defined by SFAS No. 157.

(2)	The Company had nine foreign currency forward contracts outstanding as of March 31, 2008, with a notional value of $63.3 million. All of these contracts expired at the end of April 2008. The Company periodically enters into these foreign currency forward exchange contracts to offset the effects of adverse fluctuations in foreign currency exchange rates. These instruments are typically short term and are recorded at fair value with unrealized and realized gains and losses recorded in earnings. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, thus the Company measures the fair value of these contracts under a Level 2 input as defined by SFAS No. 157.

(3)	The Company has an interest rate swap agreement that hedges the base interest rate risk on its term loan which is accounted for as a cash flow hedge in accordance with SFAS No. 133. The fair value of the swap is recorded in Other comprehensive income, net of tax effect (see Note 9 — Debt). To determine the value of the swap, the Company relies on a mark-to-market valuation prepared by a broker based on observable interest rate yield curves. Accordingly, the fair value of the swap is determined under a Level 2 input as defined by SFAS No. 157. As of March 31, 2008, the accrued mark-to-market pre-tax loss on the swap was $10.2 million, of which $5.2 million relates to prior periods and $5.0 was the mark-to-market adjustment in the first quarter of 2008.
In addition to the assets and liabilities identified above, the Company also had $421.0 million of outstanding debt at March 31, 2008, which is carried at cost. The carrying amount of this debt approximates its fair value as the rate of interest on the term loan and revolver reflect current market rates of interest for similar instruments with comparable maturities.
Note 13 — Defined Benefit Pension Plans
The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company accounts for material defined benefit plans in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”, as amended (“SFAS No. 87”). Net periodic pension expense was $0.5 million and $0.6 million in the first quarters of 2008 and 2007, respectively. None of these plans have plan assets as defined under SFAS No. 87.
Note 14 — Contingencies
We are involved in legal proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position or results of operations when resolved in a future period.
The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of March 31, 2008, we did not have any indemnification agreements that would require material payments.

Note 15 — Subsequent Event
On April 9, 2008, the Company entered into a First Amendment (the “First Amendment”) with the lenders to its Credit Agreement dated as of January 31, 2007. The First Amendment provides for a new $150.0 million term loan (the “new term loan”). The new term loan is co-terminus with the original term loan under the Credit Agreement and will be repaid in 16 consecutive quarterly installments commencing June 30, 2008, plus a final payment due on January 31, 2012, and may be prepaid at any time without penalty or premium at the option of Gartner. The proceeds from the new term loan were used to repay amounts owing under the revolving credit facility under the Credit Agreement.
The new term loan bears interest that is either Prime-based or Libor-based at the Company’s option, plus a margin equal to between 0.00% and 0.75% on prime-based borrowings and between .875% and 1.75% on Libor-based borrowings. In connection with this new financing, the Company also entered into an interest rate swap agreement which effectively converts the floating base rate on the new term loan to a 2.9% fixed rate. The First Amendment also modified certain financial covenants contained in the Credit Agreement to accommodate the new term loan.
As of April 30, 2008, the Company had $421.0 in total debt outstanding.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of the following Management’s Discussion and Analysis (“MD&A”) is to help facilitate the understanding of significant factors influencing the first quarter operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2007. Historical results and percentage relationships are not necessarily indicative of operating results for future periods.
References to “the Company,” “we,” “our,” and “us” are to Gartner, Inc. and its subsidiaries.
Forward-Looking Statements
In addition to historical information, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Factors That May Affect Future Performance” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2007. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers also should review carefully any risk factors described in other reports filed by us with the Securities and Exchange Commission.
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

EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION
We continue to execute on our strategy of accelerating the growth of our Research business while at the same time maintaining the growth and profitability of our Consulting and Events businesses. The cornerstones of this strategy are to produce extraordinary research content, deliver innovative and highly differentiated product offerings, enhance our sales capability, provide world class client service and improve operational effectiveness.
The continuing success of our strategy is evident in our first quarter 2008 financial results. We had net income of $21.5 million in the first quarter of 2008, or $0.21 per diluted share, compared to $0.08 per diluted share for the prior year quarter. The $0.21 per diluted share for 2008 includes a gain from the sale of our Vision Events business. We had over $14.0 million of operating cash flow in the first quarter of 2008, and we ended the quarter with almost $96.0 million in cash.
In our Research business, we had strong, double-digit revenue growth in the first quarter of 2008, with revenues up 19% over the prior year quarter. Growth occurred across our entire product portfolio. Research contract value was $778.4 million at March 31, 2008, up 17% from the prior year quarter. Excluding the favorable impact of foreign currency translation, contract value and revenues were up 13% and 15%, respectively. Research client retention rate and wallet retention rate remained strong at 82% and 100%, respectively.
In our Consulting business we continue to focus on improving profitability by targeting the most profitable accounts and geographies. Revenue from our Consulting business was up 2%, to $78.1 million. Consulting backlog at March 31, 2008 was $116.8 million, up almost 10% from the $106.6 million at March 31, 2007. The consultant utilization rate increased 5 points in 2008, to 72% from 67% in the prior year quarter, reflecting improved engagement management and reduced headcount. Billable headcount was 470 at March 31, 2008, down about 9% year-over-year, primarily due to the exit from our Asian consulting operations in mid-2007. The hourly billing rate was about $370 per hour, and backlog was up about 10%.
Our Events business strategy is to continue to focus on managing the Events portfolio by retaining successful and introducing promising new events that will yield greater profitability, while eliminating less profitable and less attended events, or events that do not capitalize on Gartner’s research assets. In furtherance of our Events strategy, in February 2008 we sold our Vision Events portfolio of events (See Note 2 — Discontinued Operations in the Notes to the Condensed Consolidated Financial Statements).
Events revenues decreased 24%, or $6.3 million, to $20.6 million for the first quarter of 2008 compared to $26.9 million for the first quarter of 2007. Excluding the favorable impact of foreign currency translation, revenues were down about 27% year-over-year. The decrease in revenues was due to the timing of our events calendar and the mix of events. Although the Company held 12 events in both the first quarters of 2008 and 2007, four of our large continuing events held in the first quarter of 2007 were shifted into the second quarter of 2008. We launched three new events in the first quarter of 2008, and new events tend to have lower revenue than established events.
For a more detailed discussion of our segment results, see Segment Results below.
We also continued to focus on enhancing shareholder value through the continued management of our capital structure. We repurchased almost 3.6 million shares of our common stock in the first quarter of 2008. In addition, in April 2008 we closed on a new $150.0 million term loan, which increased our total debt capacity to $630.0 million (excluding the $100.0 million revolver expansion feature), and we ended the first quarter with almost $96.0 million in cash and cash equivalents.
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
The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that have a 30-day cancellation clause, but have not produced material cancellations to date. It is our policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue, since the contract represents a legally enforceable claim. For those government contracts that permit termination, we bill the client the full amount billable under the contract but only record a receivable equal to the earned portion of the contract. In addition, we only record deferred revenue on these government contracts when cash is received. Deferred revenues attributable to government contracts were $60.0 million and $57.6 million at March 31, 2008 and December 31, 2007, respectively. In addition, at March 31, 2008 and December 31, 2007, the Company had not recognized uncollected receivables or deferred revenues, relating to government contracts that permit termination, of $7.1 million and $10.8 million, respectively.
Uncollectible fees receivable — The allowance for losses is composed of a bad debt and a sales and allowance reserve. Provisions are charged against earnings. The measurement of likely and probable losses and the allowance for uncollectible fees receivable is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires material estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of fees receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients’ liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due, and the effectiveness of our collection efforts. Trade receivables at March 31, 2008 were $327.2 million, which was net of an allowance for losses of approximately $8.4 million. Trade receivables at December 31, 2007 were $354.9 million, which was net of an allowance for losses of approximately $8.4 million.
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
Accounting for stock-based compensation — We account for awards of stock-based compensation in accordance with Statement of Financial Accounting Standards 123(R), Share-Based Payment (“SFAS No, 123(R)”), as interpreted by SEC SAB No. 107 and SAB No. 110. In accordance with SFAS No. 123(R), the Company recognizes stock-based compensation expense, which is based on the fair value of the award on the date of grant, over the related service period, net of estimated forfeitures (see Note 5 — Stock-Based

Compensation in the Notes to the Condensed Consolidated Financial Statements).
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
RESULTS OF OPERATIONS
Overall Results
Total revenues increased 10%, or $25.9 million, to $290.0 million in the first quarter of 2008 compared to $264.2 million for the first quarter of 2007. Revenues increased in the Research segment by 19%, while Consulting was up slightly, by 2%, and Events was down 24%. The decrease in Events revenues was due to the timing of our events calendar and the mix of events. Revenues in our Consulting segment increased despite a year-over-year reduction in billable headcount of about 9%, which was mostly due to our exit from the consulting business in Asia in mid-2007. Excluding the favorable effects of foreign currency translation, total revenues for the first quarter of 2008 were up about 5% over the prior year first quarter. Please refer to the section of this MD&A entitled “Segment Results” for a further discussion of revenues by segment.
Cost of services and product development increased by $2.6 million, or 2%, to $126.0 million in the first quarter of 2008 compared to $123.4 million in the first quarter of 2007. The unfavorable effects of foreign currency translation added about $4.0 million of expense, and we also had about $4.5 million of additional expenses related to merit salary increases and related costs. These higher charges were mostly offset by lower headcount costs, in particular the reduction in Consulting discussed above, lower conference costs related to the shift in the Events calendar, and lower other costs. As a percentage of sales, Cost of services and product development decreased to 43% during the first quarter of 2008 from 47% during the first quarter of 2007, primarily due to improved leverage in both our Research and Consulting segments. Excluding the foreign currency impact, Cost of services and product development would have decreased by about 1%.
Selling, general and administrative expenses increased $15.8 million, or 14%, to $130.9 million in the first quarter of 2008 from $115.1 million in the first quarter of 2007. The unfavorable effects of foreign currency translation added approximately 4 percentage points to the increase, or $3.8 million of additional expense. We also had higher costs of $7.5 million related to increased investment in our sales channel. We had 836 sales associates at March 31, 2008, a 17% increase over the 716 sales associates as of March 31, 2007. In addition, we had $4.7 million of higher merit salary and related costs for other staff, and $0.6 million of higher stock-based compensation expense under SFAS No. 123(R). These increases were somewhat offset by about $2.5 million in lower recruiting and relocation costs.
Depreciation expense was $6.5 million and $5.7 million in the first quarters of 2008 and 2007, respectively. Capital spending increased $2.7 million, with $7.5 million purchased in the first quarter of 2008 and $4.8 million in the prior year quarter. For the full year 2008, the Company projects that its capital expenditures will be between $25.0 million to $27.0 million, compared to expenditures of $24.2 million for the full year of 2007.
Amortization of intangibles was $0.4 million for the first quarter of 2008 compared to $0.5 million in the prior year quarter.
Interest Expense, Net was $4.7 million and $6.3 million in the first quarters of 2008 and 2007, respectively. The decrease in our interest expense was primarily due to a decline in the weighted-average interest rate on our debt, which was 5.3% in the first quarter of 2008 from 6.3% in the first quarter of 2007. This decrease was slightly offset by an increase in our weighted-average debt outstanding of $23.0 million. We also had $0.5 million of additional interest expense in the first quarter of 2007 due to increased amortization and write-off of debt issuance costs related to the refinancing of our debt.
Other Income (Expense), Net was $0.5 million and less than $(0.1) million for the first quarters of 2008 and 2007, respectfully, consisting primarily of net foreign currency exchange gains and losses.
Provision For Income Taxes on continuing operations was $7.5 million in the first quarter of 2008 as compared to $4.2 million in the first quarter of 2007. The effective tax rate was 34.1% for the first quarter of 2008 and 31.8% for the first quarter of 2007. The increase in the effective tax rate from the first quarter of 2007 to the first quarter of 2008 was due to the impact of various discrete items that occurred in the first quarter of 2008, primarily relating to non-deductible expenses.
Income (Loss) From Discontinued Operations, Net Of Taxes, which includes the results of the Company’s Vision Events business, was $7.0 million for the three months ended March 31, 2008, compared to $(0.8) million for the same period in the prior year. In the first quarter of 2008, the Company sold its Vision Events business, which had been part of the Company’s Events segment. The results for the three months ended March 31, 2008 includes a gain on the sale of approximately $7.3 million.
SEGMENT RESULTS
We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain Cost of services and product development charges, and Selling, general and administrative expenses, depreciation, META integration charges, amortization of intangibles, goodwill impairments, income taxes, and Other charges. Gross contribution margin is defined as gross contribution as a percentage of revenues.
Research
Research revenues increased 19%, to $189.5 million for the first quarter of 2008, compared to $158.8 million for the first quarter of 2007, an increase of $30.7 million. We had strength across our entire Research product portfolio, in particular in Gartner for IT Leaders and Executive Programs. Excluding the favorable effects of foreign currency, revenue would have increased approximately 15% over the prior year quarter.
Research gross contribution of $125.0 million for the first quarter of 2008 increased $25.7 million, or 26%, from the $99.3 million for the first quarter of 2007, while the gross contribution margins were 66% and 63%, respectively. The improved margin was due to operating leverage provided by the stronger revenue performance.
Research contract value increased almost $111.0 million, or 17%, to $778.4 million at March 31, 2008 from $667.5 million at March 31, 2007. Adjusted for the impact of foreign currency translation, research contract value was up 13% year-over-year, with strong growth in both Core research and Executive Programs. Client retention was 82% at both March 31, 2008 and March 31, 2007. The wallet retention rate was 100% during the first quarter of 2008 compared to 104% in the prior year quarter. This represents our fifth consecutive quarter with wallet retention of 100% or greater. Our Executive Program membership was 3,627 at March 31, 2008, which is up about 2% from the 3,570 members at March 31, 2007.
Consulting
Consulting revenues were $78.1 million in the first quarter of 2008, up 2%, or about $1.9 million, compared to the $76.3 million for the first quarter of 2007. Excluding the favorable effects of foreign currency translation, revenues in our Consulting segment were down slightly, despite a year-over-year reduction in billable headcount of about 9%, which was mostly due to our exit from the consulting business in Asia in mid-2007. Billable headcount was 470 at March 31, 2008, compared to 516 at March 31, 2007.
Consulting gross contribution of $31.3 million for the first quarter of 2008 increased $3.3 million, or 12%, from the $28.0 million for the first quarter of 2007. Gross contribution margin for the first quarter of 2008 increased 3 percentage points, to 40%, from 37% in the prior year quarter. The increase was due to improvements in utilization, billing rate, and expense management.
The consultant utilization rate increased to 72% during the first quarter of 2008 compared to 67% in the prior year quarter, while the billing rate for the first quarter of 2008 was about $370 per hour, compared to approximately $350 per hour in the prior year quarter. The average annualized revenue per billable headcount was approximately $460,000 in the first quarter of 2008, compared to approximately $410,000 in the prior year quarter. These strong metrics reflect lower headcount, improved engagement management, and the continuation of our focus on more profitable geographies and engagements.
Consulting backlog, which represents future revenues to be recognized from consulting, measurement and SAS, increased almost 10%, to $116.8 million at March 31, 2008 compared to $106.6 million at March 31, 2007.
Events
Events revenues decreased 24%, or $6.3 million, to $20.6 million for the first quarter of 2008 compared to $26.9 million for the first quarter of 2007. Excluding the favorable impact of foreign currency translation, revenues were down about 27% year-over-year. The decrease in revenues was due to the timing of our events calendar and the mix of events. Although the Company held 12 events in both the first quarters of 2008 and 2007, four of our large continuing events held in the first quarter of 2007 were shifted into the second quarter of 2008. These four continuing events were replaced by three new events, and new events tend to have lower revenues than established events. In addition, one smaller continuing event held in the second quarter in 2007 was shifted into the first quarter in 2008.
Gross contribution of $9.0 million for the first quarter of 2008 decreased $5.5 million, from $14.5 million in the first quarter of 2007, mostly due to events timing and mix as discussed above. Gross contribution margin for the first quarter of 2008 decreased 10 percentage points, to 44%, from 54% for the first quarter of 2007. The decrease in gross contribution margin was due primarily to timing as the four higher margin events held in the first quarter in 2007 were moved into the second quarter in 2008.
Attendance at our events was 5,256 for the first three months of 2008, compared to 7,392 in the same period in the prior year, a 29% decrease, which was primarily due to timing and mix as discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities totaled $14.2 million for the three months ended March 31, 2008, compared to cash used of $0.2 million for the three months ended March 31, 2007. The increase in cash flow from operating activities was primarily due to an increase in cash from our core operations and improvement in our working capital. These increase were somewhat offset by higher cash payments for bonuses and taxes.
Cash provided by investing activities was $0.6 million in the first quarter of 2008, compared to cash used of $4.8 million in the prior year period. We had capital expenditures of $7.5 million in the first quarter of 2008, which was offset by net cash proceeds from the sale of our Vision Events business of $8.1 million. We had capital expenditures of $4.8 million in the first quarter of 2007.
Cash used by financing activities totaled $31.8 million for the three months ended March 31, 2008, compared to cash provided of $27.4 million in the three months ended March 31, 2007, a $59.2 million decrease. The decrease in cash provided from financing activities was primarily due to higher stock repurchases in 2008. We increased our use of cash to repurchase shares by $42.3 million, as we repurchased $65.3 million of our common stock in the first quarter of 2008 compared to $23.0 million in the prior year quarter. We also had lower proceeds from debt in 2008 as well as lower proceeds from option exercises. We borrowed an additional $27.0 million in the first quarter of 2008, compared to net additional borrowings of $35.0 million in the prior year quarter. We received proceeds from stock issued for stock plans of $5.4 million and $12.0 million in the first quarters of 2008 and 2007, respectively, a decrease of $6.6 million, driven by lower exercise activity due to a lower average stock price.
At March 31, 2008, cash and cash equivalents totaled $95.9 million. The effect of exchange rate changes increased cash and cash equivalents by $3.0 million during the first quarter of 2008.
OBLIGATIONS AND COMMITMENTS
Credit Agreement
The Company has a Credit Agreement that provides for a five-year, $180.0 million term loan and a $300.0 million revolving credit facility. The revolving credit facility may be increased up to an additional $100.0 million at the discretion of our lenders (the “expansion feature”), for a total revolving credit facility of $400.0 million. We had $421.0 million outstanding under this borrowing arrangement as of March 31, 2008.
On April 9, 2008, subsequent to quarter-end, the Company borrowed an additional $150.0 million under a new term loan arrangement. The proceeds from the new term loan were used to repay amounts owing under the revolving credit facility under the Credit Agreement (see Note 15 — Subsequent Event in the Notes to the Condensed Consolidated Financial Statements). As of April 30, 2008, the Company had $421.0 million in total debt outstanding.
Off-Balance Sheet Arrangements
Through March 31, 2008, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.
BUSINESS AND TRENDS
Our quarterly and annual revenue, operating income, and cash flow fluctuate as a result of many factors, including: the timing of our Symposium/ITxpo series that normally occurs during the fourth calendar quarter, and other events; the amount of new business generated; the mix of domestic and international business; changes in market demand for our products and services; changes in foreign currency rates; the timing of the development, introduction and marketing of new products and services; competition in the industry; and other factors. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results.
FACTORS THAT MAY AFFECT FUTURE PERFORMANCE
We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of our 2007 Annual Report on Form 10-K which is incorporated herein by reference.
RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired in a business combination. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 141R will have on the Company’s financial position and results of operations.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (“SFAS No. 160”).” SFAS No. 160 requires the accounting and reporting of minority interests as noncontrolling interests and classified as a component of equity. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 160 will have on the Company’s financial position and results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2008, we had exposure to changes in interest rates since we had $171.0 million outstanding on our term loan and $250.0 million outstanding on our revolver, both of which are floating rate. Borrowings may be either prime-based or Libor-based. Interest rates under these borrowings include a base rate plus a margin between 0.00% and 0.25% on prime borrowings and between .625% and 1.25% on Libor borrowings.
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
On April 9, 2008, subsequent to quarter-end, the Company borrowed an additional $150.0 million under a new term loan arrangement. The new term loan bears interest that is either Prime-based or Libor-based at the Company’s option, plus a margin equal to between 0.00% and 0.75% on prime-based borrowings and between .875% and 1.75% on Libor-based borrowings. In connection with this new financing, the Company also entered into an interest rate swap agreement which effectively converts the floating base rate on the new term loan to a 2.9% fixed rate.
Investment Risk
None.
Foreign Currency Exchange Risk
We face two risks related to foreign currency exchange: translation risk and transaction risk.
Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the stockholders’ equity section of the Condensed Consolidated Balance Sheets. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the United States dollar. Since the functional currencies of our foreign operations are generally denominated in the local currency of our subsidiaries, the foreign currency translation adjustments are reflected as a component of stockholders’ equity and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
We are exposed to foreign currency transaction risk since we enter into foreign currency forward exchange contracts to offset the effects of adverse fluctuations in foreign currency exchange rates. These instruments are typically short term and are reflected at fair value with unrealized and realized gains and losses recorded in earnings. At March 31, 2008, we had nine foreign currency forward contracts outstanding with a total notional amount of $63.0 million and a net unrealized gain of approximately $0.6 million. All of these contracts expired by the end of April 2008.
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
Management conducted an evaluation, as of March 31, 2008, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Act.
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
ITEM 1A. RISK FACTORS
A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of our 2007 Annual Report on Form 10-K and is incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
In February 2007, the Company’s Board of Directors authorized a new program to repurchase up to $200.0 million of Gartner common stock, which the Board of Directors supplemented with an additional $250.0 million authorization for share repurchases in February 2008. The following table provides detail related to repurchases of our common stock for treasury in the first quarter of 2008 under this program:

			Approximate
			Dollar Value of
			Shares that
			may yet be
			Purchased
			Under our
	Total Number		Share Repurchase
	of Shares	Average Price	Program
Period	Purchased	Paid Per Share	(in thousands)
2008
January	540,353	$15.55
February	1,292,527	18.67
March	1,725,616	19.41

Total	3,558,496	$18.55	$214,910

Subsequent to the end of the Company’s first quarter, from April 1 through April 30, 2008, the Company also repurchased an additional 1,712,100 shares of its common shares for a total cost of $36.9 million.
ITEM 5. OTHER INFORMATION
On May 6, 2008, the Board of Directors approved amendments to (i) the Company’s Employee Stock Purchase Plan, principally to provide for quarterly, rather than semi-annual, participation, and (ii) the Company’s Executive Benefits Program, principally to provide further clarification of existing benefits. The Amended and Restated Employee Stock Purchase Plan is attached hereto as Exhibit 10.1, and the amended Executive Benefits Program is attached hereto as Exhibit 10.2.
ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.1	Amended and Restated Employee Stock Purchase Plan, effective June 1, 2008

10.2	Executive Benefits Program, effective May 6, 2008

31.1	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32	Certification under 18 U.S.C. 1350.
Items 3 and 4 of Part II are not applicable and have been omitted.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.
Date May 8, 2008	/s/ Christopher J. Lafond
Christopher J. Lafond
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)