Form 10-Q
period 2008-06-30
GARTNER INC
filed 2008-07-30
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 24, 2008, 93,910,545 shares of the registrant’s common shares were outstanding.

EX-31.1 CERTIFICATION
EX-31.2 CERTIFICATION
EX-32 CERTIFICATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
GARTNER, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$136,897	$109,945
Fees receivable, net	313,259	354,926
Deferred commissions	48,829	53,537
Prepaid expenses and other current assets	41,650	39,382

Total current assets	540,635	557,790
Property, equipment and leasehold improvements, net	66,520	66,551
Goodwill	417,523	416,181
Intangible assets, net	2,829	3,645
Other assets	93,418	89,043

Total Assets	$1,120,925	$1,133,210

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued liabilities	$180,486	$215,990
Deferred revenues	428,059	423,522
Current portion of long-term debt	198,250	236,500

Total current liabilities	806,795	876,012
Long-term debt	271,500	157,500
Other liabilities	84,244	82,200

Total Liabilities	1,162,539	1,115,712

Stockholders’ (Deficit) Equity
Preferred stock	—	—
Common stock	78	78
Additional paid-in capital	550,107	545,654
Unearned compensation, net	(135)	(386)
Accumulated other comprehensive income, net	27,384	23,641
Accumulated earnings	374,002	322,557
Treasury stock, at cost	(993,050)	(874,046)

Total Stockholders’ (Deficit) Equity	(41,614)	17,498

Total Liabilities and Stockholders’ (Deficit) Equity	$1,120,925	$1,133,210

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Research	$195,798	$163,753	$385,339	$322,553
Consulting	94,607	83,555	172,725	159,822
Events	50,970	42,362	71,544	69,289
Other	2,564	3,178	4,430	5,381

Total revenues	343,939	292,848	634,038	557,045
Costs and expenses:
Cost of services and product development	152,153	136,842	278,113	260,198
Selling, general and administrative	137,746	119,875	268,632	234,982
Depreciation	6,064	6,012	12,573	11,747
Amortization of intangibles	401	596	815	1,125
Other charges	—	9,084	—	9,084

Total costs and expenses	296,364	272,409	560,133	517,136

Operating income	47,575	20,439	73,905	39,909
Interest expense, net	(4,960)	(5,398)	(9,675)	(11,661)
Other (expense) income, net	(150)	1,814	373	1,776

Income before income taxes	42,465	16,855	64,603	30,024
Provision for income taxes	12,337	4,876	19,882	9,068

Income from continuing operations	30,128	11,979	44,721	20,956
(Loss) income from discontinued operations, net of taxes	(228)	2,069	6,723	1,284

Net income	$29,900	$14,048	$51,444	$22,240

Income per common share:
Basic:
Income from continuing operations	$0.32	$0.11	$0.46	$0.20
Income from discontinued operations	—	0.02	0.07	0.01

Income per share	$0.32	$0.13	$0.53	$0.21

Diluted:
Income from continuing operations	$0.30	$0.11	$0.44	$0.19
Income from discontinued operations	—	0.02	0.07	0.01

Income per share	$0.30	$0.13	$0.51	$0.20

Weighted average shares outstanding:
Basic	94,845	104,259	96,317	103,890
Diluted	98,895	109,571	100,252	108,941
See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2008	2007
Operating activities:
Net income	$51,444	$22,240
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(6,723)	(1,284)
Depreciation and amortization of intangibles	13,388	12,872
Stock-based compensation expense	13,056	13,407
Excess tax benefits from stock-based compensation	(5,646)	(13,726)
Deferred taxes	270	(349)
Amortization and writeoff of debt issue costs	448	914
Changes in assets and liabilities:
Fees receivable, net	43,947	28,012
Deferred commissions	5,162	3,690
Prepaid expenses and other current assets	(2,604)	(22,955)
Other assets	(10,551)	(6,540)
Deferred revenues	2,894	(3,030)
Accounts payable and accrued liabilities	(23,240)	10,442

Cash provided by operating activities	81,845	43,693

Investing activities:
Additions to property, equipment and leasehold improvements	(12,974)	(12,430)
Proceeds from sale of Vision Events business	7,847	—
Other investing activities, net	—	9

Cash used by investing activities	(5,127)	(12,421)

Financing activities:
Proceeds from interest rate swap termination	—	1,167
Proceeds from stock issued for stock plans	18,583	27,522
Proceeds from debt issuance	180,000	405,000
Payments for debt issuance costs	(802)	(1,257)
Payments on debt	(104,250)	(415,000)
Purchases of treasury stock	(152,967)	(29,690)
Excess tax benefits from stock-based compensation	5,646	13,726

Cash (used) provided by financing activities	(53,790)	1,468

Net increase in cash and cash equivalents	22,928	32,740
Effects of exchange rates on cash and cash equivalents	4,024	2,297
Cash and cash equivalents, beginning of period	109,945	67,801

Cash and cash equivalents, end of period	$136,897	$102,838

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 — Basis of Presentation
These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner, Inc. (“Gartner” or the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2007.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management’s knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2008 may not be indicative of the results of operations for the remainder of 2008.
The Company sold its Vision Events business in February 2008 and has reported the results of operations of this business as a discontinued operation (See Note 2 — Discontinued Operations). As a result, the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2007 has been restated to present the results of operations of the Vision Events business as a discontinued operation in order to be consistent with the current year presentation.
Note 2 — Discontinued Operations
In February 2008 the Company sold its Vision Events business, which had been part of the Company’s Events segment, for a cash sale price of $11.4 million. The Company realized net cash proceeds from the sale of approximately $7.8 million. The Vision Events business generated revenues of approximately $21.0 million for the full year 2007 and hosted 16 events. The business employed 47 associates.
The Company recorded a net gain on the sale of approximately $7.1 million for the six months ended June 30, 2008, after deducting direct costs to sell, an allocated write-off of $1.8 million of Events segment goodwill, and related tax charges. The goodwill charge was recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires an allocated portion of goodwill to be included in the gain or loss on disposal of a portion of a reporting unit. As of December 31, 2007, the recorded assets and liabilities of the Vision Events business consisted primarily of $3.3 million of accounts receivable and prepaid expenses, while recorded liabilities consisted primarily of $3.4 million of deferred revenues. These amounts were not material to the Company’s Condensed Consolidated Balance Sheet as of December 31, 2007.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of the Vision Events business have been reported separately as a discontinued operation for all periods presented. For both the three and six month periods ended June 30, 2007, the Vision Events business had revenues of $10.6 million. For the three and six months ended June 30, 2007, the Vision Events business had income of $2.1 million and $1.3 million, respectively, and $(0.3) million for the six months ended June 30, 2008.
Note 3 — Comprehensive Income
The components of comprehensive income, net of tax effect, for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$29,900	$14,048	$51,444	$22,240
Other comprehensive income, net of tax:
Foreign currency translation adjustments	645	2,883	853	3,648
Unrealized gain on interest rate swaps	4,697	1,469	1,727	384
Realized gain on terminated interest rate swap	—	—	—	1,167
Amortization of realized gain on terminated interest rate swap	(104)	(128)	(215)	(262)
Amortization of pension unrealized (gain) loss	(19)	32	(38)	64

Other comprehensive income	5,219	4,256	2,327	5,001

Comprehensive income	$35,119	$18,304	$53,771	$27,241

Note 4 — Computations of Income per Share of Common Stock
The following table sets forth the reconciliation of the basic and diluted income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income used for calculating basic and diluted income per share	$29,900	$14,048	$51,444	$22,240

Denominator:
Weighted average number of common shares used in the calculation of basic income per share	94,845	104,259	96,317	103,890
Common stock equivalents associated with stock-based compensation plans	4,050	5,312	3,935	5,051

Shares used in the calculation of diluted income per share (1)	98,895	109,571	100,252	108,941

Basic income per share (2)	$0.32	$0.13	$0.53	$0.21

Diluted income per share (2)	$0.30	$0.13	$0.51	$0.20

(1)	For the three months ended June 30, 2008 and 2007, 1.4 million and 0.6 million stock options and other common stock equivalents, respectively, were not included in the computation of diluted income per share because the effect would have been anti-dilutive. For the six months ended June 30, 2008 and 2007, 1.5 million and 0.5 million stock options and other common stock equivalents, respectively, were not included in the computation of diluted income per share because the effect would have been anti-dilutive.

(2)	The results for the three months ended June 30, 2008 and 2007 includes $0.00 and $0.02 per share, respectively, from discontinued operations. The results for the six months ended June 30, 2008 and 2007 includes $0.07 and $0.01 per share, respectively, from discontinued operations.
Note 5 — Stock-Based Compensation
The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company’s stock compensation awards include stock options, stock-settled stock appreciation rights, restricted stock, service- and performance-based restricted stock units, and common stock equivalents. At June 30, 2008, the Company had 5.5 million shares of common stock available for awards of stock-based compensation under its 2003 Long Term Incentive Plan.
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
The Company recognized the following amounts of stock-based compensation expense under SFAS No. 123(R) in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amount recorded in:	2008	2007	2008	2007
Costs of services and product development	$2,702	$3,528	$5,513	$6,095
Selling, general and administrative	3,722	4,312	7,543	7,312

Total stock-based compensation expense (1)	$6,424	$7,840	$13,056	$13,407

(1)	Includes charges related to retirement-eligible employees of $0.7 million and $0.6 million for the three months ended June 30, 2008 and 2007, respectively, and $1.3 million and $0.9 million for the six months ended June 30, 2008 and 2007, respectively.
As of June 30, 2008, the Company had $55.1 million of total unrecognized stock-based compensation cost, which is expected to be recognized as stock-based compensation expense over the remaining weighted-average service period of approximately 2.3 years. For the six months ended June 30, 2008, excess tax benefits realized from the exercise of stock-based compensation awards was $4.6 million, compared to $13.7 million for the six months ended June 30, 2007.
Stock-Based Compensation Awards
The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards in accordance with SFAS No. 123(R):
Stock Options
For the three months ended June 30, 2008 and 2007, the Company recognized $0.7 million and $1.9 million of expense related to stock options, respectively, and $1.6 million and $3.6 million of expense for the six months ended June 30, 2008 and 2007, respectively. A summary of the changes in stock options outstanding during the six months ended June 30, 2008 follows:

			Weighted
			Average
	Stock	Weighted	Remaining
	options in	Average	Contractual
	millions (1)	Exercise Price	Term In Years

Outstanding at December 31, 2007	9.9	$11.02	4.31
Forfeited or expired	(0.1)	10.59	nm
Exercised (2)	(1.5)	11.21	nm

Outstanding at June 30, 2008 (3)	8.3	$10.98	3.88

Vested and exercisable at June 30, 2008 (3)	8.0	$10.94	3.82

nm=not meaningful

(1)	The Company did not grant any stock options during the six months ended June 30, 2008.

(2)	Stock options exercised during the six month period had an intrinsic value of $15.5 million. The Company received approximately $17.1 million in cash from stock option exercises during this period.

(3)	At June 30, 2008, stock options outstanding and stock options vested and exercisable had aggregate intrinsic values of $80.9 million and $78.7 million, respectively.
A summary of changes in the number of unvested stock options during the six month period ended June 30, 2008 follows:

	Stock	Weighted
	options	Average
	in millions	Exercise Price

Unvested stock options outstanding at December 31, 2007	1.4	$11.02
Forfeited	(0.1)	nm
Vested during the period	(1.0)	nm

Unvested stock options outstanding at June 30, 2008 (1)	0.3	$12.18

nm=not meaningful

(1)	These stock options will vest by March 31, 2009.

Stock Appreciation Rights
The Company recognized $0.8 million and $0.6 million of expense related to stock-settled stock appreciation rights (SARs) for the three months ended June 30, 2008 and 2007, respectively, and $1.7 million and $1.0 million of expense for the six months ended June 30, 2008 and 2007, respectively. A summary of the changes in SARs outstanding during the six months ended June 30, 2008 follows:

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	SARs	Average	Grant Date	Contractual
	in millions	Exercise Price	Fair Value	Term In Years

Outstanding at December 31, 2007	1.7	$17.07	$6.75	5.59
Granted (1)	0.8	18.10	6.37	6.63
Forfeited or expired	(0.1)	16.58	6.58	—
Exercised (2)	(0.1)	15.96	6.42	—

SARs outstanding at June 30, 2008 (3)	2.3	$17.44	$6.61	5.62

Vested and exercisable at June 30, 2008 (3)	0.6	$16.08	$6.45	5.04

(1)	SARs generally vest ratably over a four-year service period and expire in seven years.

(2)	SARs exercised had an aggregate intrinsic value of $0.4 million.

(3)	At June 30, 2008, SARs outstanding and vested had aggregate intrinsic values of $8.3 and $3.1 million, respectively.
The fair value of the Company’s SARs was estimated on the date of grant using the Black-Scholes-Merton valuation model and the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008 (1)	2007	2008	2007
Expected dividend yield (2)	—	0%	0%	0%
Expected stock price volatility (3)	—	30%	36%	33%
Risk-free interest rate (4)	—	4.6%	2.8%	4.7%
Expected life in years (5)	—	4.5	4.8	4.7

(1)	There were no SARs granted during the three months ended June 30, 2008.

(2)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. Historically, Gartner has not paid dividends on its common stock.

(3)	Expected stock price volatility was based on both historical Gartner common stock prices and implied volatility from publicly traded options in Gartner common stock.

(4)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity of the expected life of the award.

(5)	The expected life in years is based on the “simplified” calculation provided for in SEC Staff Accounting Bulletin 107. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The Company continues to use the simplified method for awards of stock-based compensation after January 1, 2008 as permitted by SEC Staff Accounting Bulletin 110 (“SAB No. 110”), since it does not have the necessary historical exercise and forfeiture data to determine an expected life for SARs. Originally, the use of the simplified method was due to expire on December 31, 2007, but SAB No. 110 permits continued use of the simplified method if the Company concludes that it is not reasonable to base its estimate of expected term on its experience with historical exercise patterns.
Restricted Stock, Restricted Stock Units, and Common Stock Equivalents
The fair value of restricted stock, restricted stock units (RSUs), and common stock equivalents (CSEs) is determined on the date of grant based on the closing price of the Company’s common stock on the New York Stock Exchange on that date. The fair value of these awards is recognized as compensation expense as follows: (i) outstanding restricted stock awards vest based on the achievement of a market condition and are expensed on a straight-line basis over three years; (ii) service-based RSUs vest ratably over four years and are expensed on a straight-line basis over four years; (iii) performance-based RSUs are subject to both performance and service conditions, vest ratably over four years, and are expensed on an accelerated basis as required by SFAS No. 123(R); and (iv) CSEs vest immediately and are recorded as expense on the date of grant.
A summary of the changes in restricted stock, RSUs, and CSEs during the six months ended June 30, 2008, is presented in the table below:

		Weighted-		Weighted-	Common	Weighted-
		Average	Restricted	Average	Stock	Average
	Restricted	Grant Date	Stock Units	Grant Date	Equivalents	Grant Date
	Stock (5)	Fair Value	(RSUs) (5)	Fair Value	(CSEs) (5)	Fair Value

Unvested at December 31, 2007	200,000	$7.30	2,188,782	$18.33	—	$—
Granted (1), (2)	—	—	1,382,237	18.21	10,996	20.01
Vested or settled (2)	—	—	(627,884)	17.97	(10,996)	20.01
Forfeited	—	—	(75,518)	17.99	—	—

Unvested at June 30, 2008 (3), (4)	200,000	$7.30	2,867,617	$18.36	—	$—

(1)	Includes 0.6 million performance-based RSUs awarded to executives and 0.8 million service-based RSUs awarded to non-executive employees. The performance-based RSUs are adjusted based upon levels of achievement of a performance metric tied to an annual percentage increase in the Company’s subscription-based contract value for 2008. The 0.6 million performance-based RSUs represents the target amount of the award, and the actual number of RSUs that will ultimately vest will be between 0% and 200% of the target amount, depending on the level of achievement of the performance metric. If a minimum level of achievement is not met, the performance-based RSUs will be forfeited in their entirety, and any compensation expense already recorded will be reversed.

(2)	CSEs represent fees paid to directors. These vest immediately and are convertible into common shares when the director leaves the Board of Directors or earlier if the director elects to accelerate release.

(3)	Vesting on the 200,000 shares of restricted stock held by our CEO is subject to a market condition, as follows: (i) 100,000 shares will vest when the Company’s common stock trades at an average price of $25 or more for sixty consecutive trading days; and (ii) 100,000 shares will vest when the Company’s common stock trades at an average price of $30 or more for sixty consecutive trading days.

(4)	The weighted-average remaining contractual term of the service-based and performance-based RSUs is 1.8 years. The restricted stock has no defined contractual term.

(5)	For the three months ended June 30, 2008, the Company recorded $0.1 million, $4.7 million, and $0.1 million in stock-based compensation expense for restricted stock, RSUs, and CSEs, respectively, compared to $1.0 million, $4.2 million, and $0.1 million in the prior year quarter, respectively. For the six months ended June 30, 2008, the Company recorded $0.3 million, $9.3 million, and $0.2 million in stock-based compensation expense for restricted stock, RSUs, and CSEs, respectively, compared to $1.5 million, $7.0 million, and $0.2 million in the prior year quarter, respectively.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (the “ESPP Plan”) under which eligible employees are permitted to purchase Gartner common stock through payroll deductions, which may not exceed 10% of an employee’s compensation (or $23,750 in any calendar year), at a price equal to 95% of the common stock price as reported by the NYSE at the end of each offering period.
At June 30, 2008, the Company had 1.8 million shares available for purchase under the ESPP Plan. The ESPP Plan is considered non-compensatory under SFAS No. 123(R), and as a result the Company does not record compensation expense related to employee share purchases. The Company received $1.5 million in cash from share purchases under the Plan in the six months ended June 30, 2008.
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

The Company evaluates reportable segment performance and allocates resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain Cost of services and product development and Selling, general and administrative expenses, Depreciation, Amortization of intangibles, and Other charges. Certain costs included in consolidated Cost of services and product development are not allocated to segment expense, primarily web maintenance and customer relationship database costs, and certain bonus and fringe charges. The accounting policies used by the reportable segments are the same as those used by the Company.
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
The following tables present information about the Company’s reportable segments (in thousands). The “Other” column includes certain revenues and other expenses unallocated to reportable segments, expenses allocated to operations that do not meet the segment reporting quantitative threshold, and other charges. There are no inter-segment revenues:

	Research	Consulting	Events	Other	Consolidated
Three Months Ended June 30, 2008:
Revenues	$195,798	$94,607	$50,970	$2,564	$343,939
Gross Contribution	127,902	40,535	22,639	2,009	193,085
Corporate and other expenses					(145,510)

Operating income					$47,575

Three Months Ended June 30, 2007:
Revenues	$163,753	$83,555	$42,362	$3,178	$292,848
Gross Contribution	102,574	34,310	19,339	2,405	158,628
Corporate and other expenses					(138,189)

Operating income					$20,439

Six Months Ended June 30, 2008:
Revenues	$385,339	$172,725	$71,544	$4,430	$634,038
Gross Contribution	252,922	71,872	31,618	3,490	359,902
Corporate and other expenses					(285,997)

Operating income					$73,905

Six Months Ended June 30, 2007:
Revenues	$322,553	$159,822	$69,289	$5,381	$557,045
Gross Contribution	201,876	62,345	33,867	4,056	302,144
Corporate and other expenses					(262,235)

Operating income					$39,909

Note 7 — Goodwill and Intangible Assets
The changes in the carrying amount of goodwill, by reporting segment, for the six months ended June 30, 2008, are as follows:

	Balance		Currency	Balance
	December 31,		Translation	June 30,
	2007	Adjustments (1)	Adjustments	2008
Research	$289,199	$—	$2,959	$292,158
Consulting	88,425	—	135	88,560
Events	36,475	(1,839)	87	34,723
Other	2,082	—	—	2,082

Total goodwill	$416,181	$(1,839)	$3,181	$417,523

(1)	The Company reduced Events segment goodwill by $1.8 million related to the sale of its Visions Events business in February 2008 (see Note 2—Discontinued Operations).
The following table presents the Company’s intangible assets subject to amortization (in thousands):

	Customer	Noncompete
June 30, 2008	Relationships	Agreements	Total
Gross cost	$7,700	$330	$8,030
Accumulated amortization	(5,005)	(196)	(5,201)

Net	$2,695	$134	$2,829

	Customer	Noncompete
December 31, 2007	Relationships	Agreements	Total
Gross cost	$7,700	$498	$8,198
Accumulated amortization	(4,235)	(318)	(4,553)

Net	$3,465	$180	$3,645

Amortization expense for intangibles was $0.4 million and $0.6 million for the three month periods ended June 30, 2008 and 2007, respectively. For the six month periods ended June 30, 2008 and 2007, amortization expense for intangibles was $0.8 million and $1.1 million, respectively.
The estimated future amortization expense on purchased intangibles is as follows (in thousands):

2008 (remaining six months)	$793
2009	1,603
2010	433

$2,829

Note 8 — Liabilities
The following table summarizes the activity related to the liability for restructuring programs recorded as Other charges in the Condensed Consolidated Statements of Operations in prior periods (in thousands):

	Workforce	Excess	Asset
	Reduction	Facilities	Impairments
	Costs	Costs	And Other	Total
Accrued liability at December 31, 2006	$681	$15,030	$—	$15,711
Charges during first six months of 2007 (1)	2,682	—	8,681	11,363
Adjustment for excess facility (2)	—	(2,280)	—	(2,280)
Currency translation and reclassifications	(79)	203	—	124
Payments	(1,230)	(2,822)	—	(4,052)

Accrued liability at June 30, 2007	$2,054	$10,131	$8,681	$20,866
Charges during remainder of 2007	—	—	—	—
Currency translation and reclassifications	(77)	(39)	—	(116)
Payments	(1,641)	(2,316)	(8,681)	(12,638)

Accrued liability at December 31, 2007	336	7,776	—	8,112
Charges during first six months of 2008	—	—	—	—
Currency translation and reclassifications	(114)	—	—	(114)
Payments	(222)	(2,024)	—	(2,246)

Accrued liability at June 30, 2008 (3)	$—	$5,752	$—	$5,752

(1)	The $2.7 million charge represents termination costs related to the Company’s decision to exit from consulting operations in Asia, which resulted in a reduction of 31 consultants. The $8.7 million charge relates to a legal settlement agreement and related legal expenses.

(2)	The Company recorded a credit of approximately $2.3 million to reduce an accrual related to an excess facility, which was returned to service.

(3)	The remaining costs for excess facilities will be paid as the leases expire, through 2011. The Company intends to fund these payments from existing cash.
Note 9 — Debt
Credit Agreement
The Company has a Credit Agreement dated as of January 31, 2007 that provides for a $300.0 million revolving credit facility and a five-year, $180.0 million term loan (the “original term loan”). On April 9, 2008, the Company entered into a First Amendment (the “First Amendment”) with the lenders to the Credit Agreement, which provides for a new $150.0 million term loan (the “new term loan”).
The revolving credit facility may be increased up to an additional $100.0 million at the discretion of our lenders (the “expansion feature”), for a total revolving credit facility of $400.0 million. However, the $100.0 million expansion feature may or may not be available to us depending upon prevailing credit market conditions. To date the Company has not borrowed under the expansion feature.
The original term loan will be repaid in 18 consecutive quarterly installments which commenced on September 30, 2007, with the final payment due on January 31, 2012, and may be prepaid at any time without penalty or premium at the option of Gartner. The revolving loans may be borrowed, repaid and reborrowed until January 31, 2012, at which time all amounts borrowed must be repaid. Borrowings carry interest rates that are either prime-based or Libor-based. Interest rates under these borrowings include a base rate plus a margin between 0.00% and 0.25% on Prime-based borrowings and between 0.625% and 1.25% on Libor-based borrowings. Generally, the Company’s borrowings are Libor-based.
The new term loan is co-terminus with the original term loan under the Credit Agreement and will be repaid in 16 consecutive quarterly installments which commenced June 30, 2008, plus a final payment due on January 31, 2012, and may be prepaid at any time without penalty or premium at the option of Gartner. The proceeds from the new term loan were used to repay amounts owing under the revolving credit facility under the Credit Agreement. The new term loan bears interest that is either Prime-based or Libor-based at the Company’s option, plus a margin equal to between 0.00% and 0.75% on prime-based borrowings and between 0.875% and 1.75% on Libor-based borrowings.
At June 30, 2008, the Company had $469.8 million outstanding under the Credit Agreement, which included $166.5 million outstanding under the original term loan, $146.3 million outstanding under the new term loan, and $157.0 million outstanding under the revolver. The Company had approximately $141.0 million of available borrowing capacity remaining under the revolver (not including the expansion feature) as of that date.
On June 30, 2008, the annualized interest rates on the original term loan, new term loan, and revolver were 3.81%, 4.31%, and 3.53%, respectively. The rates on the original and new term loans consisted of a three-month LIBOR base rate plus margins of 1.00% and 1.50% on the original term loan and new term loan, respectively. The rate on the revolver consisted of a one-month LIBOR base rate plus a margin of 1.00%.
Interest Rate Swap Agreements
The Company has two interest rate swap agreements that hedge the base interest rate risk on its term loans. The effect of the swaps is to convert the floating base rate on the term loans to a fixed rate. Under the swap terms, the Company pays a fixed rate and in return receives a three-month LIBOR rate. The three-month LIBOR rate received on the swaps matches the base rate paid on the term loans since both use three-month LIBOR. Both of the interest rate swaps are amortizing swaps such that the notional value of the swaps always matches the outstanding amounts of the term loans. Including the effect of the interest rate swaps, the annualized effective base interest rates on the original term loan and new term loan were 5.06% and 2.92%, respectively, as of June 30, 2008.

The Company accounts for the swaps as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 requires all derivatives, whether designated as hedges or not, to be recorded on the balance sheet at fair value. Since the swaps qualify as cash flow hedges under SFAS No. 133, changes in the fair values of the swaps are recorded in Other comprehensive income as long as the swaps continue to effectively hedge the base interest rate risk on the respective term loans. Any ineffective portion of changes in the fair value of the hedges is recorded in earnings. At June 30, 2008, there was no ineffective portion of the hedges as defined under SFAS No. 133. The interest rate swaps had a net negative fair value of approximately $2.4 million at June 30, 2008, which is recorded in Other comprehensive income, net of tax effect.
Letters of Credit
The Company issues letters of credit in the ordinary course of business. At June 30, 2008, the Company had outstanding letters of credit of approximately $2.3 million.
Note 10 — Stock Repurchase Program
In February 2007, the Company’s Board of Directors authorized a new program to repurchase up to $200.0 million of Gartner common stock, which the Board of Directors supplemented with an additional $250.0 million authorization for share repurchases in February 2008. As of June 30, 2008, approximately $130.2 million was remaining for share repurchases under this program. Repurchases are made from time-to-time through open market purchases and are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases are funded from cash flow from operations and borrowings under the Company’s credit arrangement.
In June 2008 the Company entered into an agreement with Silver Lake Partners, L.P., a Delaware limited partnership, Silver Lake Investors, L.P., a Delaware limited partnership, and Silver Lake Technology Investors, L.L.C., a Delaware limited liability company (collectively, “Silver Lake”) pursuant to which the Company purchased an aggregate of 1,250,000 shares of common stock directly from Silver Lake at a price of $21.50 per share, for total aggregate consideration of $26.9 million.
The Company repurchased 3,851,358 shares of its common stock in the three months ended June 30, 2008 at a cost of $84.7 million, which includes the 1,250,000 shares repurchased from Silver Lake for $26.9 million discussed above. For the three months ended June 30, 2007, the Company repurchased 251,500 shares at a cost of $6.7 million.
For the six months ended June 30, 2008, the Company repurchased 7,411,164 shares of its common stock for $150.7 million, including the shares repurchased from Silver Lake, compared to 1,307,772 shares at a cost of $29.7 million for the six months ended June 30, 2007.
Repurchased shares are added to treasury shares and are not retired.
Note 11 — Income Taxes
The provision for income taxes on continuing operations was $12.3 million in the second quarter of 2008 as compared to $4.9 million in the second quarter of 2007. The effective income tax rate was 29.1% for the second quarter of 2008 and 28.9% for the second quarter of 2007. The effective income tax rate for the second quarter of 2008 was different than the effective income tax rate for the second quarter of 2007 due to a change in the estimated mix of pre-tax income by jurisdiction which decreased the rate in the second quarter of 2008. This reduction in the rate was offset by increases in the rate relating to certain discrete items. Discrete items in the second quarter of 2008 include the release of reserves due to the expiration of the relevant statutes. Discrete items in the second quarter of 2007 included the release of valuation allowances relating to net operating losses in certain Asian countries, as well as the receipt of income related to the settlement of a claim for which no tax cost was associated.
As of June 30, 2008 and December 31, 2007, the Company had gross unrecognized tax benefits of approximately $16.0 million and $18.1 million respectively. The reduction is primarily attributable to the expiration of certain statutes of limitation. It is reasonably possible that the gross unrecognized tax benefits will be decreased by $1.1 million within the next 12 months due primarily to the anticipated settlement of various audits. As of June 30, 2008 and December 31, 2007, the Company had Other liabilities of $14.9 million and $15.4 million respectively, related to long-term uncertain tax positions.
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
Under SFAS No. 157, the framework for measuring fair value and a valuation hierarchy is based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the resulting fair value measurement. The valuation hierarchy contains three levels:
•	Level 1 — Valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets.
•	Level 2 — Valuation inputs are quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the asset or liability being measured.
•	Level 3 — Valuation inputs are unobservable and significant to the fair value measurement.
The following table presents Company assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value
	June 30,
Description	2008
Assets:
Deferred compensation assets	$18,253	(1)
Foreign currency forward contracts	45	(2)
Interest rate swap agreement	2,747	(3)

	$21,045

Liabilities:
Interest rate swap agreement	$5,107	(3)

(1)	The Company has a supplemental deferred compensation arrangement for the benefit of certain highly compensated officers, managers and other key employees. The plan’s assets consist of investments in money market accounts, mutual funds, and company-owned life insurance. Since the underlying assets are either cash equivalents or securities traded in active markets, the Company considers the fair value of these assets to be based on Level 1 inputs as defined by SFAS No. 157.

(2)	The Company had eight foreign currency forward contracts outstanding as of June 30, 2008, with a notional value of $66.1 million. All of these contracts expired by the end of July 2008. The Company periodically enters into these foreign currency forward exchange contracts to offset the effects of adverse fluctuations in foreign currency exchange rates. These instruments are typically short term and are recorded at fair value with unrealized and realized gains and losses recorded in earnings. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, thus the Company measures the fair value of these contracts under a Level 2 input as defined by SFAS No. 157.

(3)	The Company has two interest rate swap agreements that hedge the base interest rate risk on its term loans. These contracts are accounted for as cash flow hedges in accordance with SFAS No. 133. The fair value of the swaps is recorded in Other comprehensive income, net of tax effect (see Note 9 — Debt). To determine the value of the swaps, the Company relies on a mark-to-market valuation prepared by a third-party broker based on observable interest rate yield curves. Accordingly, the fair value of the swaps is determined under a Level 2 input as defined by SFAS No. 157.
In addition to the assets and liabilities identified above, the Company also had $469.8 million of outstanding floating rate debt at June 30, 2008, which is carried at cost. The carrying amount of this debt approximates its fair value as the rate of interest on the term loans and revolver reflect current market rates of interest for similar instruments with comparable maturities.

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
Net periodic pension expense was $0.6 million for both the three month periods ended June 30, 2008 and 2007, and $1.1 million and $1.4 million for the six months ended June 30, 2008 and 2007, respectively.
Note 14 — Contingencies
We are involved in legal proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position or results of operations when resolved in a future period.
The Company has various agreements that may obligate it to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of June 30, 2008, we did not have any indemnification agreements that would require material payments.
The Company received cash proceeds of $1.8 million related to the settlement of a claim in the three months ended June 30, 2007. The $1.8 million was recorded as a gain in Other expense, net in the Condensed Consolidated Statements of Operations.
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

Number of executive program members represents the number of paid participants in executive programs.

Consulting	Consulting backlog represents future revenue to be derived from in-process consulting, measurement and strategic advisory services engagements.

BUSINESS
SEGMENT	BUSINESS MEASUREMENTS

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
We had income from continuing operations of $30.1 million in the second quarter of 2008, or $0.30 per diluted share, compared to $0.11 per diluted share for the prior year quarter. For the six months ended June 30, 2008, we had $0.44 of diluted income per share from continuing operations, compared to $0.19 per share in 2007, a 132% increase. These results reflect several factors, which include higher overall revenues, continued tight expense controls, strength in our Consulting segment contract optimization and benchmark businesses, and a lower share base due to share repurchases. We believe the increased revenue in the Consulting segment was primarily timing related. Given the uncertain economic environment, we also delayed certain investments and expenses across the entire company to later in the year.
In our Research business, we had strong, double-digit revenue growth in the second quarter of 2008, with revenues up 20% over the prior year quarter. Growth occurred across our entire product portfolio — with all client sizes, industry segments, and products delivering year-over-year growth. Research contract value was $794.2 million at June 30, 2008, up 16% from June 30, 2007. Excluding the favorable impact of foreign currency translation, contract value and revenues were up 13% and 15%, respectively. Research client retention rate and wallet retention rate remained strong at 81% and 101%, respectively.
In our Consulting business we continue to focus on improving profitability by targeting the most profitable accounts and geographies. Revenue in the second quarter of 2008 from our Consulting business was up 13%, to $94.6 million. Consulting backlog at June 30, 2008 was $111.3 million, up from the $108.8 million at June 30, 2007. The consultant utilization rate increased 2 points in 2008, to 75% from 73% in the prior year quarter, reflecting improved engagement management and reduced headcount. Billable headcount was 478 at June 30, 2008, down from 487 at June 30, 2007, reflecting the headcount reduction related to our exit from consulting operations in Asia in 2007. The hourly billing rate remained above $350 per hour in the second quarter of 2008.
Our Events business strategy is to continue to focus on managing the Events portfolio by retaining successful events, introducing promising new events that will yield greater profitability, and eliminating less profitable and less attended events, or events that do not capitalize on Gartner’s research capability. In furtherance of our Events strategy, in February 2008 we sold our Vision Events portfolio of events (See Note 2 — Discontinued Operations in the Notes to the Condensed Consolidated Financial Statements).
Events revenues increased 20%, or $8.6 million, to $51.0 million for the second quarter of 2008 compared to $42.4 million for the second quarter of 2007. Excluding the favorable impact of foreign currency translation, revenues were up about 14% year-over-year. The increase in quarterly revenues was primarily due to timing as 4 large continuing events that were held in the first quarter in 2007 were shifted into the second quarter in 2008. On a year-to-date basis, Events revenues increased 3%, or $2.3 million, to $71.5 million compared to $69.3 million for the same period of 2007. However, excluding the favorable impact of foreign currency translation, revenues for the six months ended June 30, 2008 were down about 2% from the prior year, due primarily to lower exhibitor revenues.
For a more detailed discussion of our segment results, see Segment Results below.

We also continued to focus on enhancing shareholder value through the continued management of our capital structure. We repurchased 7.4 million shares of our common stock in the six months ended June 30, 2008. In addition, in April 2008 we closed on a new $150.0 million term loan, which increased our total debt capacity to $630.0 million (excluding the $100.0 million revolver expansion feature). We had almost $82.0 million of operating cash flow in the six months ended June 30, 2008, significantly higher than the prior year, and we ended the quarter with just under $137.0 million in cash and cash equivalents.
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
The majority of research contracts are billable upon signing, absent special terms which may be granted from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that may have 30-day cancellation clauses or fiscal funding clauses, but have not produced material cancellations to date. It is our policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue, since the contract represents a legally enforceable claim. For those government contracts that permit termination, we bill the client the full amount billable under the contract but only record a receivable equal to the earned portion of the contract. In addition, we only record deferred revenue on these government contracts when cash is received. Deferred revenues attributable to government contracts were $54.7 million and $57.6 million at June 30, 2008 and December 31, 2007, respectively. In addition, at June 30, 2008 and December 31, 2007, the Company had not recognized uncollected receivables or deferred revenues, relating to government contracts that permit termination, of $8.5 million and $10.8 million, respectively.
Uncollectible fees receivable — The allowance for losses is composed of a bad debt and a sales and allowance reserve. Provisions are charged against earnings. The measurement of likely and probable losses and the allowance for uncollectible fees receivable is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires material estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of fees receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients’ liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due, and the effectiveness of our collection efforts. Trade receivables at June 30, 2008 were $313.3 million, which was net of an allowance for losses of approximately $8.4 million. Trade receivables at December 31, 2007 were $354.9 million, which was net of an allowance for losses of approximately $8.4 million.
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
RESULTS OF OPERATIONS
Overall Results
Total revenues increased 17% for the three months ended June 30, 2008, to $343.9 million compared to $292.8 million for the three months ended June 30, 2007, and increased $77.0 million, or 14%, when comparing the first six months of 2008 to the first six months of 2007, to $634.0 million from $557.0 million. Excluding the favorable effects of foreign currency translation, revenues for the three and six months ended June 30, 2008 would have increased 13% and 9%, respectively. Please refer to the section of this MD&A entitled “Segment Results” for a further discussion of revenues by segment.
Cost of services and product development increased $15.3 million, or 11%, to $152.2 million for the three months ended June 30, 2008, from $136.8 million in the second quarter of 2007. The impact of foreign exchange added $6.0 million of expense, and excluding this impact, cost of services and product development would have increased about 7%. We also had $4.5 million of additional expenses for merit salary increases and commissions, and about $2.4 million of additional conference costs related to the shift in our Events calendar. As a percentage of sales, Cost of services and product development was 44% and 47% for the three months ended June 30, 2008 and 2007, respectively, due to several factors. These factors include improved leverage in our Research business, improved productivity in core consulting, improved revenue performance of our higher margin contract optimization business in our Consulting segment, and continued tight expense controls. The improved margin also reflects to some extent a delay in certain investments and expenses to later in the year, a decision we made due to the uncertain economic environment.
Cost of services and product development increased $17.9 million, or 7%, when comparing the first six months of 2008 with the first six months of 2007, to $278.1 million from $260.2 million. The impact of foreign exchange added about $10.0 million of expense, along with $9.6 million of higher merit salary, commissions, and benefit costs. Offsetting these higher charges was a decrease of about $3.0 million due to lower headcount costs, primarily due to our exit from consulting operations in Asia in mid-2007. As a percentage of sales, cost of services and product development was 44% and 47% for the six months ended June 30, 2008 and 2007, respectively, due to the same factors discussed in the quarter-over-quarter results above.
Selling, general and administrative expenses (“SG&A”) increased $17.9 million, or 15%, to $137.7 million in the second quarter of 2008 from $119.9 million in the second quarter of 2007. SG&A expenses increased $33.7 million, or 14%, to $268.6 million from $235.0 million when comparing the six months ended June 30, 2008 to the same period in 2007. Excluding the unfavorable effect of foreign currency translation, SG&A expense would have increased by 11% for both the quarter and year-over-year periods.
The increase in SG&A expenses on a quarterly and year-to-date basis resulted primarily from increased investment in our sales organization, the impact of foreign exchange, and increases in other payroll and benefits costs. Growth in our sales organization resulted in about $6.2 million and $14.2 million of additional payroll and benefits, commission, and travel expense for the three and six months ended June 30, 2008. We now have 837 quota-bearing sales associates, a 9% increase over June 30, 2007. The impact of foreign exchange added about $4.3 million and $8.1 million of expense over the prior year quarter and year-to-date periods, respectively. We also had higher payroll and related benefits costs for our other staff of $3.8 million and $9.0 million for the quarterly and year-over-year periods, respectively, which includes charges for additional sales recruiting headcount, which we recently in-sourced. Consistent with this change was a decline in external recruiting fees for both the quarterly and year-over-year periods.
Depreciation expense for the three months ended June 30, 2008 increased slightly, to $6.1 million, compared to $6.0 million for the three months ended June 30, 2007. For the six months ended June 30, 2008 and 2007, depreciation expense was $12.6 million and $11.7 million, an increase of $0.9 million, or 8%, reflecting higher investment in prior periods. Capital spending has increased $0.5 million in 2008 over the prior year, with $13.0 million purchased in the first half of 2008 and $12.4 million in the first half of 2007.
Amortization of intangibles was $0.4 million in the second quarter of 2008 compared to $0.6 million in the prior year quarter. Amortization of intangibles for the six months ended June 30, 2008 was $0.8 million compared to $1.1 million in the same period in 2007. Both of the decreases were due to certain intangibles becoming fully amortized in 2007.
other charges was zero for the three and six months ended June 30, 2008, and $9.1 million for the three and six months ended June 30, 2007, which included charges of $8.7 million related to the Expert Choice litigation settlement and $2.7 million of restructuring costs related to the Company’s exit from consulting operations in Asia. Offsetting these charges was a credit of $2.3 million related to an excess facility which the Company returned to service.
interest expense, net was $5.0 million and $5.4 million for the three months ended June 30, 2008 and 2007, respectively, and $9.7 million and $11.7 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in our interest expense was mostly due to a decline in the weighted-average interest rate on our outstanding debt.

The weighted-average interest rate on our debt was 3.8% and 6.0% for the three months ended June 30, 2008 and 2007, respectively. However, the favorable impact of the lower average rate was substantially offset by an increase in the weighted-average amount of debt outstanding of $60.0 million in the second quarter of 2008 compared to the second quarter of 2007.
For the six months ended June 30, 2008 and 2007, the weighted-average interest rate on our debt was 4.5% and 6.1% respectively. The impact of the lower average rate was partially offset by an increase in the weighted-average amount of debt outstanding of approximately $43.0 million. During the first half of 2007 we also had $0.5 million of additional interest expense related to the write-off of debt issuance costs as a result of our debt refinancing in early 2007.
other (expense) income, net for the three and six months ended June 30, 2008 was $(0.2) million and $0.4 million, respectively, which primarily consisted of net foreign currency exchange gains and losses. Other (expense) income, net for the three and six months ended June 30, 2007 was $1.8 million, primarily due to a gain from the settlement of a claim.
provision for income taxes on continuing operations was $12.3 million in the second quarter of 2008 as compared to $4.9 million in the second quarter of 2007. The effective tax rate was 29.1% for the second quarter of 2008 and 28.9% for the second quarter of 2007. The effective income tax rate for the second quarter of 2008 was different than the effective income tax rate for the second quarter of 2007 due to a change in the estimated mix of pre-tax income by jurisdiction which decreased the rate in the second quarter of 2008. This reduction in the rate was offset by increases in the rate relating to certain discrete items. Discrete items in the second quarter of 2008 include the release of reserves due to the expiration of the relevant statutes. Discrete items in the second quarter of 2007 include the release of valuation allowances relating to net operating losses in certain Asian countries, as well as the receipt of income related to the settlement of a claim for which no tax cost was associated.
(loss) income from discontinued operations, net of taxes, which includes the results of the Company’s Vision Events business, was $(0.2) million and $6.7 million for the three and six months ended June 30, 2008, respectively, and $2.1 million and $1.3 million for the same periods in 2007, respectively. In the first quarter of 2008, the Company sold its Vision Events business, which had been part of the Company’s Events segment. The results for the six months ended June 30, 2008 includes a gain on the sale of approximately $7.1 million.
SEGMENT RESULTS
We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain Cost of services and product development, and Selling, general and administrative expenses, Depreciation, Amortization of intangibles and Other charges. Gross contribution margin is defined as gross contribution as a percentage of revenues.
Research
Revenue in our Research business was up 20% for the three months ended June 30, 2008, to $195.8 million, from $163.8 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, Research revenues increased $62.8 million or 19%, to $385.3 million compared to $322.6 million for the same period of 2007. For both the second quarter and year-to-date periods of 2008 we had growth across our entire product portfolio. Excluding the favorable impact of foreign currency, revenue was up about 15% over both the prior year quarter and year-to-date periods.
Research gross contribution of $127.9 million for the second quarter of 2008 increased 25% from $102.6 million for the second quarter of 2007, while gross contribution margin for the second quarter of 2008 increased 2 points, to 65% from 63% in the prior year period. For the six months ended June 30, 2008, gross contribution increased to $252.9 million, from $201.9 million in the comparable prior year period, a 25% increase, while the contribution margin increased 3 points, to 66% from 63%. The quarter and year-over-year contribution margin improved primarily due to operating leverage from our stronger revenue performance and tight cost controls.
At June 30, 2008, contract value was $794.2 million, up 16% from $683.0 million at June 30, 2007, driven by increases in both Core research and Executive Programs. Adjusted for the favorable impact of foreign currency translation, contract value was up about 13% year-over-year. At June 30, 2008, our research client retention rate remained strong at 81%, but was down slightly from 82% as of June 30, 2007. Wallet retention was 101% at June 30, 2008, down from 103% at June 30, 2007, but still represents our sixth consecutive quarter with wallet retention of 100% or greater. Our Executive Program membership was 3,635 at June 30, 2008 compared to 3,605 members at June 30, 2007.

Consulting
Consulting revenues were $94.6 million and $83.6 million for the three months ended June 30, 2008 and 2007, an $11.1 million, or 13% increase. Consulting revenues were $172.7 million and $159.8 million for the six months ended June 30, 2008 and 2007, respectively, an increase of $12.9 million, or 8%. Excluding the favorable impact of foreign currency translation, revenues for the second quarter and six months 2008 were up 8% and 3%, respectively. The improved quarterly results reflect strength in both our contract optimization business, which was principally timing-driven, and in our core consulting business, which was attributable to higher utilization and billing rates. The year-over-year increase was primarily due to stronger performance in core consulting, again due to higher utilization and billing rates, and to a lesser extent, improved results in our contract optimization business, again due to timing. Billable headcount was 478 at June 30, 2008 compared to 487 at June 30, 2007, reflecting the headcount reduction related to our exit from consulting operations in Asia in mid-2007. The Company believes the improved revenue in the contract optimization business was to some extent timing related.
Consulting gross contribution of $40.5 million for the second quarter of 2008 increased 18% from the $34.3 million for the second quarter of 2007, while contribution margin for the second quarter of 2008 increased 2 points, to 43% from 41% in the prior year quarter. Gross contribution of $71.9 million for the six months ended June 30, 2008 increased 15% from the $62.3 million for the same period of 2007, while contribution margin increased 3 points, to 42%. The increase in gross contribution and gross contribution margin for both the quarter and year-to-date periods was driven by strength in our contract optimization business, which has a higher margin than core consulting, as well as higher utilization and billing rates in core consulting.
Our consultant utilization rates were 75% and 74% for the three and six months ended June 30, 2008, respectively, compared to 73% and 70% in the same periods in 2007, respectively. The billing rate remained above $350 per hour for both the three and six months ended June 30, 2008. Our average annualized revenue per billable headcount was approximately $476,000 for the first half of 2008, about 11% higher than the first half of 2007, and was up about 8% for the second quarter of 2008 over the prior year quarter. These strong metrics reflect lower headcount, improved engagement management, and the continuation of our focus on more profitable geographies and engagements.
Consulting backlog, which represents future revenues to be recognized from in-process consulting, measurement and SAS, was $111.3 million at June 30, 2008, compared to $108.8 million at June 30, 2007.
Events
Events revenues increased 20% in the three months ended June 30, 2008, rising to $51.0 million from $42.4 million in the prior year quarter. Excluding the favorable impact of foreign currency translation, events revenues were up about 14%. The increase in revenues was primarily due to the timing of our events calendar. The Company held 25 events in the second quarter of 2008, compared to 20 events held in the second quarter of 2007. The 25 events held in the second quarter of 2008 included 16 on-going events, 5 new events, and 4 large continuing events that were shifted into the second quarter in 2008 which were held in the first quarter in 2007. Attendance at events was 13,873 for the three month period ended June 30, 2008, compared to 12,842 in the comparable prior year period, an 8% increase, which was favorably impacted by timing as discussed above.
For the six months ended June 30, 2008, Events revenues increased 3%, or $2.3 million, to $71.5 million compared to $69.3 million for the same period of 2007. However, excluding the favorable impact of foreign currency translation, revenues for the six months ended June 30, 2008 were down about 2% from the prior year, primarily due to lower exhibitor revenues. While exhibitor pricing was higher, the number of exhibitors declined. We held 37 events in the first half of 2008 compared to 32 in the prior year period. The 37 events held in the first half of 2008 included 29 on-going events and 8 new events. Attendee revenue was also down from the prior year. While attendee pricing was also higher, attendance at events was down, with 19,129 attendees for year-to-date 2008, compared to 20,234 attendees in the comparable prior year period, a 6% decrease.
Gross contribution was $22.6 million, or 44% of revenues for the second quarter of 2008, compared to $19.3 million, or 46% of revenues for the second quarter of 2007. Gross contribution of $31.6 million for the first six months of 2008 decreased from $33.9 million in 2007, while gross contribution margin declined by 5 points, to 44% from 49%. The decrease in gross contribution margin for both the quarter and year-to-date periods was primarily due to lower revenues on a foreign currency neutral basis and to a lesser extent, the impact of lower margin new events.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities totaled $81.8 million for the six months ended June 30, 2008, compared to cash provided of $43.7 million for the six months ended June 30, 2007. The increase in cash flow from operating activities was due to increased cash from our core operations and improvement in our working capital, in particular faster collection of receivables, and to a lesser extent, lower cash payments for interest, workforce reduction costs, and excess facilities. These improvements were partially offset by higher cash payments for bonuses and taxes.
Cash used in investing activities was $5.1 million for the six months ended June 30, 2008, compared to cash used of $12.4 million in the prior year period. We had capital expenditures of $13.0 million in the six months ended June 30, 2008, which was offset by net cash proceeds from the sale of our Vision Events business of $7.8 million. We had capital expenditures of $12.4 million in the prior year period.
Cash used in financing activities totaled $53.8 million for the six months ended June 30, 2008, compared to cash provided of $1.5 million in the six months ended June 30, 2007. The decrease in cash from financing activities was primarily due to a significantly higher use of cash for stock repurchases in 2008, which was somewhat offset by cash proceeds from additional debt. We increased our use of cash to repurchase shares by $123.3 million in 2008, as we repurchased $153.0 million of our common stock in the six months ended June 30, 2008, compared to $29.7 million in the prior year six-month period. We borrowed an additional $76.0 million in the first half of 2008, compared to a reduction in our net debt outstanding of $10.0 million in the six months ended June 30, 2007. We received proceeds from stock issued for stock plans of $18.6 million and $27.5 million in the six months ended June 30, 2008 and 2007, respectively, a decrease of $8.9 million, driven by lower exercise activity due to a lower average stock price in 2008.
At June 30, 2008, cash and cash equivalents totaled $136.9 million, compared to $109.9 million at December 31, 2007. The effect of exchange rate changes increased cash and cash equivalents by approximately $4.0 million during the six months ended June 30, 2008. Our cash and cash equivalents are held in numerous locations throughout the world, with approximately 90% held outside the U.S. as of June 30, 2008.
OBLIGATIONS AND COMMITMENTS
Credit Agreement
The Company has a Credit Agreement that provides for a $180.0 million term loan, a $150.0 million term loan, and a $300.0 million revolving credit facility. The revolving credit facility may be increased up to an additional $100.0 million at the discretion of our lenders (the “expansion feature”), for a total revolving credit facility of $400.0 million. At June 30, 2008, the Company had $469.8 million outstanding under this borrowing arrangement.
See Note 9 — Debt in the accompanying notes to the condensed consolidated financial statements (unaudited) for additional information regarding the Company’s Credit Agreement.
Off-Balance Sheet Arrangements
Through June 30, 2008, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under SFAS No. 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 160 will have on the Company’s financial position, results of operations, cash flows, and disclosures.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (commonly referred to as the GAAP hierarchy). The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 162 will have on its financial position, results of operations, cash flows, and disclosures.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2008, we have exposure to changes in interest rates since we had $469.8 outstanding under our credit facility, consisting of $166.5 million outstanding on our original term loan and $146.3 million outstanding on our new term loan, as well as $157.0 million outstanding on our revolver. These loans all have floating rates of interest, with borrowings under these lines either prime-based or Libor-based. Interest rates under these borrowings include a base rate plus a margin between 0.00% and 0.75% on prime borrowings and between 0.625% and 1.75% on Libor borrowings.
We have two interest rate swap contracts which effectively convert the base floating interest rates on our term loans to fixed rates. Accordingly, the base interest rates on our original term loan and new term loan are effectively capped at 5.06% and 2.92%, respectively. However, we are still exposed to interest rate risk on the revolver. A 25 basis point increase or decrease in interest rates would change pre-tax annual interest expense on the revolver by approximately $0.8 million when fully utilized.
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
We are exposed to foreign currency transaction risk since we enter into foreign currency forward exchange contracts to offset the effects of adverse fluctuations in foreign currency exchange rates. These instruments are typically short-term and are reflected at fair value with both realized and unrealized gains and losses recorded in earnings. At June 30, 2008, we had 8 foreign currency forward contracts outstanding with a total notional amount of approximately $66.1 million and a net unrealized gain of under $0.1 million. All of these contracts expired by the end of July 2008.
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
Management conducted an evaluation, as of June 30, 2008, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective.
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
Issuer Purchases of Equity Securities
In February 2007, the Company’s Board of Directors authorized a new program to repurchase up to $200.0 million of Gartner common stock, which the Board of Directors supplemented with an additional $250.0 million authorization for share repurchases in February 2008. The following table provides detail related to repurchases of our common stock for treasury in 2008 under this program:

			Approximate
			Dollar Value of
			Shares that
			may yet be
			Purchased
			Under our
			Share
	Total Number		Repurchase
	of Shares	Average Price	Program
Period	Purchased	Paid Per Share	(in thousands)
2008
January	540,353	$15.55
February	1,293,837	18.67
March	1,725,616	19.41

Total	3,559,806	$18.55

April	1,712,100	$21.57
May	888,922	23.47
June (a)	1,250,336	21.50

Total	3,851,358	$21.99

Total purchased through June 30, 2008.	7,411,164	$20.34	$130.2

(a)	Includes 1,250,000 shares of common stock purchased directly from Silver Lake at a price of $21.50 per share.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2008 Annual Meeting of Stockholders of Gartner, Inc. was held on June 5, 2008. A total of 92,439,480 shares of the Company’s Common Stock was present or represented by proxy at the meeting. This represented 96.3% of the Company’s outstanding shares of Common Stock. The following matters were voted on and approved:
1. Proposal 1 — Election of Directors to a one year term:

Name	Votes For	Votes Withheld
Michael J. Bingle	91,413,674	1,025,806
Richard J. Bressler	91,676,400	763,080
Karen E. Dykstra	91,802,742	636,738
Russell P. Fradin	91,796,968	642,512
Anne Sutherland Fuchs	91,682,930	756,550

Name	Votes For	Votes Withheld
William O. Grabe	90,441,657	1,997,823
Eugene A. Hall	91,682,376	757,104
Max D. Hopper	91,465,174	974,306
John R. Joyce	88,450,826	3,988,654
Stephen G. Pagliuca	91,518,673	920,807
James C. Smith	91,560,666	878,814
Jeffrey W. Ubben	86,768,831	5,670,649

2.	Proposal 2 — Ratify Selection of KPMG LLP as independent registered public accounting firm for fiscal 2008: 91,767,832 for, 79,052 against and 592,596 abstain.
ITEM 6. EXHIBITS
(a) Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
31.1	Certification of chief executive officer under Rule 13a — 14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of chief financial officer under Rule 13a — 14(a)/15d-14(a) of the Exchange Act.

32	Certification under 18 U.S.C. Section 1350.
Items 3 and 5 of Part II are not applicable and have been omitted.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date July 30, 2008	/s/ Christopher J. Lafond

Christopher J. Lafond
Executive Vice President
and Chief Financial Officer
(Principal Financial and
Accounting Officer)