Form 10-Q
period 2008-09-30
GARTNER INC
filed 2008-10-30
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 24, 2008, 94,065,797 shares of the registrant’s common stock were outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
GARTNER, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$145,171	$109,945
Fees receivable, net	303,662	354,926
Deferred commissions	43,905	53,537
Prepaid expenses and other current assets	51,089	39,382

Total current assets	543,827	557,790
Property, equipment and leasehold improvements, net	64,430	66,551
Goodwill	411,683	416,181
Intangible assets, net	2,425	3,645
Other assets	93,051	89,043

Total Assets	$1,115,416	$1,133,210

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued liabilities	$193,788	$215,990
Deferred revenues	433,862	423,522
Current portion of long-term debt	169,500	236,500

Total current liabilities	797,150	876,012
Long-term debt	255,000	157,500
Other liabilities	78,224	82,200

Total Liabilities	1,130,374	1,115,712
Stockholders’ (Deficit) Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 156,234,415 shares issued for both periods	78	78
Additional paid-in capital	567,741	545,654
Unearned compensation, net	(54)	(386)
Accumulated other comprehensive income, net	19,449	23,641
Accumulated earnings	392,783	322,557
Treasury stock, at cost, 61,220,973 and 57,202,660 common shares, respectively	(994,955)	(874,046)

Total Stockholders’ (Deficit) Equity	(14,958)	17,498

Total Liabilities and Stockholders’ (Deficit) Equity	$1,115,416	$1,133,210

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Research	$197,754	$170,218	$583,093	$492,771
Consulting	80,404	73,838	253,129	233,660
Events	17,656	21,868	89,200	91,157
Other	1,892	2,350	6,322	7,731

Total revenues	297,706	268,274	931,744	825,319
Costs and expenses:
Cost of services and product development	124,343	124,071	402,456	384,269
Selling, general and administrative	131,854	114,913	400,486	349,895
Depreciation	6,427	6,255	19,000	18,002
Amortization of intangibles	400	509	1,215	1,634
Other charges	—	—	—	9,084

Total costs and expenses	263,024	245,748	823,157	762,884

Operating income	34,682	22,526	108,587	62,435
Interest expense, net	(4,997)	(5,223)	(14,672)	(16,884)
Other (expense) income, net	(860)	303	(487)	2,079

Income before income taxes	28,825	17,606	93,428	47,630
Provision for income taxes	10,044	5,943	29,926	15,011

Income from continuing operations	18,781	11,663	63,502	32,619
Income from discontinued operations, net of taxes	—	831	6,723	2,115

Net income	$18,781	$12,494	$70,225	$34,734

Income per common share:
Basic:
Income from continuing operations	$0.20	$0.11	$0.66	$0.31
Income from discontinued operations	—	0.01	0.07	0.02

Income per share	$0.20	$0.12	$0.73	$0.33

Diluted:
Income from continuing operations	$0.19	$0.10	$0.63	$0.30
Income from discontinued operations	—	0.01	0.07	0.02

Income per share	$0.19	$0.11	$0.70	$0.32

Weighted average shares outstanding:
Basic	94,539	104,728	95,725	104,169
Diluted	98,552	109,197	99,750	109,034
See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities:
Net income	$70,225	$34,734
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Vision Events business	(7,061)	—
Depreciation and amortization of intangibles	20,215	19,636
Stock-based compensation expense	18,315	19,224
Excess tax benefits from stock-based compensation	(14,888)	(15,059)
Deferred taxes	(3,867)	(3,591)
Amortization and writeoff of debt issue costs	872	1,156
Changes in assets and liabilities:
Fees receivable, net	45,159	23,636
Deferred commissions	8,909	9,148
Prepaid expenses and other current assets	(13,566)	(17,212)
Other assets	(892)	(5,111)
Deferred revenues	19,532	14,101
Accounts payable and accrued liabilities	(5,533)	1,833

Cash provided by operating activities	137,420	82,495

Investing activities:
Additions to property, equipment and leasehold improvements	(18,280)	(18,585)
Proceeds from sale of Vision Events business	7,847	—
Other investing activities, net	—	12

Cash used by investing activities	(10,433)	(18,573)

Financing activities:
Proceeds from interest rate swap termination	—	1,167
Proceeds from stock issued for stock plans	43,094	32,111
Proceeds from debt issuance	180,000	445,000
Payments for debt issuance costs	(801)	(1,257)
Payments on debt	(149,500)	(448,000)
Purchases of treasury stock	(176,308)	(65,725)
Excess tax benefits from stock-based compensation	14,888	15,059

Cash used by financing activities	(88,627)	(21,645)

Net increase in cash and cash equivalents	38,360	42,277
Effects of exchange rates on cash and cash equivalents	(3,134)	7,630
Cash and cash equivalents, beginning of period	109,945	67,801

Cash and cash equivalents, end of period	$145,171	$117,708

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 — Basis of Presentation
These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner, Inc. (“Gartner” or the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2007.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management’s knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2008 may not be indicative of the results of operations for the remainder of 2008.
The Company sold its Vision Events business in February 2008 and has reported the results of operations of this business as a discontinued operation (See Note 2 — Discontinued Operations). As a result, the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2007 has been restated to present the results of operations of the Vision Events business as a discontinued operation in order to be consistent with the current year presentation.
Note 2 — Discontinued Operations
In February 2008 the Company sold its Vision Events business, which had been part of the Company’s Events segment, for $11.4 million in cash. The Company realized net cash proceeds from the sale of approximately $7.8 million. The Vision Events business generated revenues of approximately $21.0 million for the full year 2007 and hosted 16 events. The business employed 47 associates.
The Company recorded a net gain on the sale of approximately $7.1 million after deducting direct costs to sell, a charge of $1.8 million of Events segment goodwill, and related tax charges. The goodwill charge was recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires an allocated portion of goodwill to be included in the gain or loss on disposal of a portion of a reporting unit. As of December 31, 2007, the recorded assets and liabilities of the Vision Events business consisted primarily of $3.3 million of accounts receivable and prepaid expenses, while recorded liabilities consisted primarily of $3.4 million of deferred revenues. These amounts were not material to the Company’s Condensed Consolidated Balance Sheet or Cash Flow as of December 31, 2007.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of the Vision Events business have been reported separately as a discontinued operation for all periods presented. For the three and nine month periods ended September 30, 2007, the Vision Events business had revenues of $4.8 million and $15.5 million, respectively. For the three and nine months ended September 30, 2007, the Vision Events business had income of $0.8 million and $2.1 million, respectively, compared to $(0.3) million for the nine months ended September 30, 2008.
Note 3 — Comprehensive Income
The components of comprehensive income, net of tax effect, for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$18,781	$12,494	$70,225	$34,734
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6,003)	4,723	(5,150)	8,371
Unrealized (loss) gain on interest rate swaps	(401)	(2,018)	1,326	(1,634)
Realized gain on terminated interest rate swap	—	—	—	1,167
Amortization of realized gain on terminated interest rate swap	(96)	(130)	(311)	(392)
Amortization of pension unrealized (gain) loss	(19)	33	(57)	97

Other comprehensive (loss) income	(6,519)	2,608	(4,192)	7,609

Comprehensive income	$12,262	$15,102	$66,033	$42,343

Note 4 — Computations of Income per Share of Common Stock
The following table sets forth the reconciliation of the basic and diluted income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income used for calculating basic and diluted income per share	$18,781	$12,494	$70,225	$34,734

Denominator:
Weighted average number of common shares used in the calculation of basic income per share	94,539	104,728	95,725	104,169
Common stock equivalents associated with stock-based compensation plans	4,013	4,469	4,025	4,865

Shares used in the calculation of diluted income per share (1)	98,552	109,197	99,750	109,034

Basic income per share (2)	$0.20	$0.12	$0.73	$0.33

Diluted income per share (2)	$0.19	$0.11	$0.70	$0.32

(1)	For the three months ended September 30, 2008 and 2007, 0.5 million and 0.7 million stock options and other common stock equivalents, respectively, were not included in the computation of diluted income per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2008 and 2007, 1.3 million and 0.5 million stock options and other common stock equivalents, respectively, were not included in the computation of diluted income per share because the effect would have been anti-dilutive.

(2)	The results for the three months ended September 30, 2007 includes $0.01 per share from discontinued operations. The results for the nine months ended September 30, 2008 and 2007 includes $0.07 and $0.02 per share, respectively, from discontinued operations.
Note 5 — Stock-Based Compensation
The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company’s stock compensation awards include stock options, stock-settled stock appreciation rights, restricted stock, service- and performance-based restricted stock units, and common stock equivalents. At September 30, 2008, the Company had approximately 5.7 million shares of common stock available for awards of stock-based compensation under its 2003 Long Term Incentive Plan.
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

The Company recognized the following amounts of stock-based compensation expense under SFAS No. 123(R) in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Amount recorded in:
Costs of services and product development	$2,451	$2,438	$7,964	$8,533
Selling, general and administrative	2,808	3,379	10,351	10,691

Total stock-based compensation expense (1)	$5,259	$5,817	$18,315	$19,224

(1)	Includes charges related to retirement-eligible employees of less than $0.1 million for both the three months ended September 30, 2008 and 2007, and $1.4 million and $0.9 million for the nine months ended September 30, 2008 and 2007, respectively.
As of September 30, 2008, the Company had $48.6 million of total unrecognized stock-based compensation cost, which is expected to be recognized as stock-based compensation expense over the remaining weighted-average service period of approximately 2.3 years. For the nine months ended September 30, 2008, excess tax benefits realized from the exercise of stock-based compensation awards was $14.9 million, compared to $15.1 million for the nine months ended September 30, 2007.
Stock-Based Compensation Awards
The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards in accordance with SFAS No. 123(R):
Stock Options
For the three months ended September 30, 2008 and 2007, the Company recognized $0.2 million and $1.0 million of expense related to stock options, respectively, and $1.9 million and $4.6 million of expense for the nine months ended September 30, 2008 and 2007, respectively. A summary of the changes in stock options outstanding during the nine months ended September 30, 2008 follows:

			Weighted
			Average
	Stock	Weighted	Remaining
	options in	Average	Contractual
	millions (1)	Exercise Price	Term In Years
Outstanding at December 31, 2007	9.9	$11.02	4.31
Forfeited or expired	(0.1)	11.81	na
Exercised (2)	(3.6)	11.35	na

Outstanding at September 30, 2008 (3)	6.2	10.82	3.77

Vested and exercisable at September 30, 2008 (3)	6.2	$10.81	3.79

na=not applicable

(1)	The Company did not grant any stock options during the nine months ended September 30, 2008.

(2)	Stock options exercised during the nine month period had an intrinsic value of $44.7 million. The Company received approximately $41.0 million in cash from stock option exercises during this period.

(3)	At September 30, 2008, stock options outstanding and stock options vested and exercisable had aggregate intrinsic values of $73.4 million and $73.2 million, respectively.

Stock Appreciation Rights
The Company recognized $0.8 million and $0.7 million of expense related to stock-settled stock appreciation rights (SARs) for the three months ended September 30, 2008 and 2007, respectively, and $2.5 million and $1.7 million of expense for the nine months ended September 30, 2008 and 2007, respectively. A summary of the changes in SARs outstanding during the nine months ended September 30, 2008 follows:

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	SARs	Average	Grant Date	Contractual
	in millions	Exercise Price	Fair Value	Term In Years
Outstanding at December 31, 2007	1.7	$17.07	$6.75	5.59
Granted (1)	0.8	18.10	6.37	6.14
Forfeited or expired	(0.2)	17.44	6.65	na
Exercised (2)	(0.1)	15.69	6.34	na
SARs outstanding at September 30, 2008 (3)	2.2	17.47	6.61	5.26

Vested and exercisable at September 30, 2008 (3)	0.6	$16.14	$6.45	4.78

na=not applicable

(1)	SARs generally vest ratably over a four-year service period and expire in seven years.

(2)	SARs exercised had an aggregate intrinsic value of $1.0 million.

(3)	SARs outstanding and vested had aggregate intrinsic values of $11.4 million and $3.8 million, respectively.
The fair value of the Company’s SARs was estimated on the date of grant using the Black-Scholes-Merton valuation model and the following assumptions:

	Nine Months Ended
	September 30,
	2008 (1)	2007 (1)
Expected dividend yield (2)	0%	0%
Expected stock price volatility (3)	36%	33%
Risk-free interest rate (4)	2.8%	4.7%
Expected life in years (5)	4.7	4.7

(1)	There were no SARs granted during the three months ended September 30, 2008 or 2007.

(2)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. Historically, Gartner has not paid dividends on its common stock.

(3)	Expected stock price volatility was based on both historical Gartner common stock prices and implied volatility from publicly traded options in Gartner common stock.

(4)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity of the expected life of the award.

(5)	The expected life in years is based on the “simplified” calculation provided for in SEC Staff Accounting Bulletin No. 107. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The Company continues to use the simplified method for awards of stock-based compensation after January 1, 2008 as permitted by SEC Staff Accounting Bulletin 110 (“SAB No. 110”), since it does not have the necessary historical exercise and forfeiture data to determine an expected life for SARs. Originally, the use of the simplified method was due to expire on December 31, 2007, but SAB No. 110 permits continued use of the simplified method if the Company concludes that it is not reasonable to base its estimate of expected term on its experience with historical exercise patterns.

Restricted Stock, Restricted Stock Units, and Common Stock Equivalents
The fair value of restricted stock, restricted stock units (RSUs), and common stock equivalents (CSEs) is determined on the date of grant based on the closing price of the Company’s common stock as reported by the New York Stock Exchange on that date. The fair value of these awards is recognized as compensation expense as follows: (i) outstanding restricted stock awards vest based on the achievement of a market condition and are expensed on a straight-line basis over three years; (ii) service-based RSUs vest ratably over four years and are expensed on a straight-line basis over four years; (iii) performance-based RSUs are subject to both performance and service conditions, vest ratably over four years, and are expensed on an accelerated basis as required by SFAS No. 123(R); and (iv) CSEs vest immediately and are recorded as expense on the date of grant.
A summary of the changes in restricted stock, RSUs, and CSEs during the nine months ended September 30, 2008, is presented in the table below:

		Weighted-		Weighted-	Common	Weighted-
		Average	Restricted	Average	Stock	Average
	Restricted	Grant Date	Stock Units	Grant Date	Equivalents	Grant Date
	Stock (5)	Fair Value	(RSUs) (5)	Fair Value	(CSEs) (5)	Fair Value
Unvested at December 31, 2007	200,000	$7.30	2,188,782	$18.33	—	$—
Granted (1), (2)	—	—	1,408,906	18.34	15,895	20.33
Vested or settled (2)	—	—	(633,090)	17.97	(15,895)	20.33
Forfeited	—	—	(155,562)	18.43	—	—

Unvested at September 30, 2008 (3), (4)	200,000	$7.30	2,809,036	$18.41	—	$—

(1)	The 1.4 million RSUs granted consists of 0.6 million performance-based RSUs awarded to executives and 0.8 million service-based RSUs awarded to non-executive employees. The number of performance-based RSUs are adjusted based upon levels of achievement of a performance metric tied to an annual percentage increase in the Company’s subscription-based contract value for 2008. The 0.6 million performance-based RSUs represents the target amount of the award, and the actual number of RSUs that will ultimately vest will be between 0% and 200% of the target amount, depending on the level of achievement of the performance metric. If a minimum level of achievement is not met, the performance-based RSUs will be forfeited in their entirety, and any compensation expense already recorded will be reversed.

(2)	CSEs represent fees paid to directors. These vest immediately and are convertible into common shares when the director leaves the Board of Directors or earlier if the director elects to accelerate the release.

(3)	Vesting on the 200,000 shares of restricted stock held by our CEO is subject to a market condition as follows: (i) 100,000 shares will vest when the Company’s common stock trades at an average price of $25 or more each trading day for sixty consecutive trading days; and (ii) 100,000 shares will vest when the Company’s common stock trades at an average price of $30 or more each trading day for sixty consecutive trading days.

(4)	The weighted-average remaining contractual term of the service-based and performance-based RSUs is 1.6 years. The restricted stock has no defined contractual term.

(5)	For the three months ended September 30, 2008, the Company recorded $0.1 million, $4.0 million, and $0.1 million in stock-based compensation expense for restricted stock, RSUs, and CSEs, respectively, compared to $0.1 million, $3.9 million, and $0.1 million in the prior year quarter, respectively. For the nine months ended September 30, 2008, the Company recorded $0.3 million, $13.3 million, and $0.3 million in stock-based compensation expense for restricted stock, RSUs, and CSEs, respectively, compared to $1.7 million, $10.9 million, and $0.3 million in the prior year quarter, respectively.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (the “ESPP Plan”) under which eligible employees are permitted to purchase Gartner common stock through payroll deductions, which may not exceed 10% of an employee’s compensation (or $23,750 in any calendar year), at a price equal to 95% of the common stock price as reported by the New York Stock Exchange at the end of each offering period.
At September 30, 2008, the Company had 1.8 million shares available for purchase under the ESPP Plan. The ESPP Plan is considered non-compensatory under SFAS No. 123(R), and as a result the Company does not record compensation expense related to employee share purchases. The Company received $2.1 million in cash from share purchases under the Plan in the nine months ended September 30, 2008.

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
The following tables present information about the Company’s reportable segments (in thousands). The “Other” column includes certain revenues and other expenses unallocated to reportable segments, expenses allocated to operations that do not meet the segment reporting quantitative threshold, and other charges. There are no inter-segment revenues:

	Research	Consulting	Events	Other	Consolidated
Three Months Ended September 30, 2008:
Revenues	$197,754	$80,405	$17,655	$1,892	$297,706
Gross Contribution	133,449	32,885	5,456	1,533	173,323
Corporate and other expenses					(138,641)

Operating income					$34,682

Three Months Ended September 30, 2007:
Revenues	$170,218	$73,838	$21,868	$2,350	$268,274
Gross Contribution	110,796	27,819	7,789	1,808	148,212
Corporate and other expenses					(125,686)

Operating income					$22,526

Nine Months Ended September 30, 2008:
Revenues	$583,093	$253,129	$89,200	$6,322	$931,744
Gross Contribution	386,370	104,756	37,075	5,023	533,224
Corporate and other expenses					(424,637)

Operating income					$108,587

Nine Months Ended September 30, 2007:
Revenues	$492,771	$233,660	$91,157	$7,731	$825,319
Gross Contribution	312,672	90,164	41,656	5,864	450,356
Corporate and other expenses					(387,921)

Operating income					$62,435

Note 7 — Goodwill and Intangible Assets
The changes in the carrying amount of goodwill, by reporting segment, for the nine months ended September 30, 2008, are as follows:

	Balance		Currency	Balance
	December 31,		Translation	September 30,
	2007	Adjustments (1)	Adjustments	2008
Research	$289,199	$—	$(1,660)	$287,539
Consulting	88,425	—	(1,004)	87,421
Events	36,475	(1,840)	6	34,641
Other	2,082	—	—	2,082

Total goodwill	$416,181	$(1,840)	$(2,658)	$411,683

(1)	The Company reduced Events segment goodwill by $1.8 million related to the sale of its Visions Events business in February 2008 (see Note 2 — Discontinued Operations).

The following table presents the Company’s intangible assets subject to amortization (in thousands):

	Customer	Noncompete
September 30, 2008	Relationships	Agreements	Total
Gross cost	$7,700	$300	$8,000
Accumulated amortization	(5,390)	(185)	(5,575)

Net	$2,310	$115	$2,425

	Customer	Noncompete
December 31, 2007	Relationships	Agreements	Total
Gross cost	$7,700	$498	$8,198
Accumulated amortization	(4,235)	(318)	(4,553)

Net	$3,465	$180	$3,645

Amortization expense for intangibles was $0.4 million and $0.5 million for the three month periods ended September 30, 2008 and 2007, respectively. For the nine month periods ended September 30, 2008 and 2007, amortization expense for intangibles was $1.2 million and $1.6 million, respectively.
The estimated future amortization expense on purchased intangibles is as follows (in thousands):

2008 (remaining three months)	$403
2009	1,589
2010	433

$2,425

Note 8 — Liabilities
The following table summarizes the activity related to the liability for restructuring and other actions recorded as Other charges in the Condensed Consolidated Statements of Operations in prior periods (in thousands):

	Workforce	Excess	Asset
	Reduction	Facilities	Impairments
	Costs	Costs	And Other	Total
Accrued liability at December 31, 2006	$681	$15,030	$—	$15,711
Charges during first nine months of 2007 (1)	2,682	—	8,681	11,363
Adjustment for excess facility (2)	—	(2,280)	—	(2,280)
Currency translation and reclassifications	(68)	173	—	105
Payments	(2,862)	(4,034)	(8,681)	(15,577)

Accrued liability at September 30, 2007	$433	$8,889	$—	$9,322
Charges during remainder of 2007	—	—	—	—
Currency translation and reclassifications	(88)	(9)	—	(97)
Payments during remainder of 2007	(9)	(1,104)	—	(1,113)

Accrued liability at December 31, 2007	336	7,776	—	8,112
Charges during first nine months of 2008	—	—	—	—
Currency translation and reclassifications	(114)	—	—	(114)
Payments	(222)	(3,052)	—	(3,274)

Accrued liability at September 30, 2008 (3), (4)	$—	$4,724	$—	$4,724

(1)	The $2.7 million charge consists of termination costs related to the Company’s decision to exit from consulting operations in Asia. The $8.7 million charge related to a legal settlement and related legal expenses.

(2)	The Company recorded a credit of approximately $2.3 million to reduce an accrual related to an excess facility, which was returned to service.

(3)	The $4.7 million liability for excess facilities represents the present value of the estimated remaining lease payments less projected sublease income. Accretion expense related to the obligations is charged to operations.

(4)	The remaining costs for excess facilities will be paid as the leases expire, through 2011. The Company intends to fund these payments from existing cash.

Note 9 — Debt
Credit Agreement
The Company has a Credit Agreement dated as of January 31, 2007 that provides for a $300.0 million revolving credit facility and a five-year, $180.0 million term loan (the “original term loan”). On April 9, 2008, the Company entered into a First Amendment (the “First Amendment”) with the lenders to the Credit Agreement, which provided for a new $150.0 million term loan (the “new term loan”). The revolving credit facility may be increased up to an additional $100.0 million at the discretion of the Company’s lenders (the “expansion feature”), for a total revolving credit facility of $400.0 million. However, the $100.0 million expansion feature may or may not be available to the Company depending upon prevailing credit market conditions. To date the Company has not borrowed under the expansion feature.
At September 30, 2008, the Company had $424.5 million in total debt outstanding under the Credit Agreement, which included $162.0 million outstanding under the original term loan, $142.5 million outstanding under the new term loan, and $120.0 million outstanding under the revolver. The Company had approximately $178.0 million of available borrowing capacity under the $300.0 million revolving credit facility (not including the expansion feature) as of September 30, 2008. The revolver borrowing capacity is reduced for both amounts outstanding under the revolver and letters of credit.
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
The new term loan is co-terminus with the original term loan under the Credit Agreement and will be repaid in 16 consecutive quarterly installments which commenced June 30, 2008, plus a final payment due on January 31, 2012, and may be prepaid at any time without penalty or premium at the option of Gartner. The proceeds from the new term loan were used to repay amounts owing under the revolving credit facility under the Credit Agreement. The new term loan bears interest that is either Prime-based or Libor-based at the Company’s option, plus a margin equal to between 0.00% and 0.75% on prime-based borrowings or between 0.875% and 1.75% on Libor-based borrowings.
On September 30, 2008, the annualized interest rates on the original term loan, new term loan, and revolver were 4.77%, 5.27%, and 4.71%, respectively. The rates on the original and new term loans consisted of a three-month LIBOR base rate plus margins of 1.00% and 1.50% on the original term loan and new term loan, respectively. The rate on the revolver consisted of a one-month LIBOR base rate plus a margin of 1.00%. For the nine months ended September 30, 2008 and 2007, the Company paid $16.6 million and $18.6 million in cash interest, respectively, which includes amounts paid on the outstanding debt and interest received/paid on the interest rate swaps discussed below.
Interest Rate Swap Contracts
The Company has two interest rate swap contracts that hedge the base interest rate risk on its two term loans. The effect of the swaps is to convert the floating base rates on the term loans to fixed rates. Under the swap terms, the Company pays a fixed rate and in return receives a three-month LIBOR rate. The three-month LIBOR rate received on the swaps matches the base rate paid on the term loans since the Company optionally selects a three-month LIBOR rate on the term loans. Both of the interest rate swaps are amortizing swaps such that the notional value of the swaps declines over time and constantly matches the outstanding amounts of the term loans. Including the effect of the interest rate swaps, the annualized interest rates on the original term loan and new term loan were 6.06% and 4.42%, respectively, as of September 30, 2008.
The Company accounts for the swaps as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 requires all derivatives, whether designated as hedges or not, to be recorded on the balance sheet at fair value. Since the swaps qualify as cash flow hedges under SFAS No. 133, changes in the fair values of the swaps are recorded in Other comprehensive income as long as the swaps continue to effectively hedge the base interest rate risk on the respective term loans. Any ineffective portion of changes in the fair value of the hedges is recorded in earnings. At September 30, 2008, there was no ineffective portion of the hedges as defined under SFAS No. 133. The two interest rate swaps had a net negative fair value of approximately $3.0 million at September 30, 2008, which is recorded in Other comprehensive income, net of tax effect.
Letters of Credit
The Company issues letters of credit and guarantees in the ordinary course of business. At September 30, 2008, the Company had outstanding letters of credit and guarantees of approximately $4.0 million.
Note 10 — Stock Repurchase Program
In February 2007, the Company’s Board of Directors authorized a new program to repurchase up to $200.0 million of Gartner common stock, which the Board of Directors supplemented in February 2008 with an additional $250.0 million authorization for share repurchases. As of September 30, 2008, approximately $105.4 million was remaining for share repurchases under this program. Repurchased shares are added to treasury shares and are not retired.
Repurchases are made from time-to-time through open market purchases and are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases are funded from cash flow from operations and borrowings under the Company’s credit facility.
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
The Company repurchased 1,026,017 million shares of its common stock in the three months ended September 30, 2008 at a cost of $24.8 million. For the three months ended September 30, 2007, the Company repurchased 1,595,900 shares at a cost of $36.0 million.
For the nine months ended September 30, 2008, the Company repurchased 8,437,517 shares of its common stock for $175.5 million, which includes the 1,250,000 shares repurchased from Silver Lake for $26.9 million discussed above, compared to 2,903,672 shares at a cost of $65.7 million for the nine months ended September 30, 2007.
Subsequent to quarter end, from October 1 through October 24, 2008, the Company repurchased an additional 983,111 shares of its common stock for a total cost of approximately $18.0 million.
Note 11 — Income Taxes
The provision for income taxes on continuing operations was $10.0 million in the third quarter of 2008 as compared to $5.9 million in the third quarter of 2007. The effective tax rate was 34.8% for the third quarter of 2008 and 33.8% for the third quarter of 2007. The increase in the effective income tax rate for the third quarter of 2008 as compared to the third quarter of 2007 is primarily due to a change in the estimated mix of pre-tax income by jurisdiction. The impact of this item was partially offset by decreases in the rate relating to certain discrete items.
As of September 30, 2008 and December 31, 2007, the Company had gross unrecognized tax benefits of approximately $16.4 million and $18.1 million respectively. The reduction is primarily attributable to the expiration of certain statutes of limitation. It is reasonably possible that the gross unrecognized tax benefits will be decreased by $3.2 million within the next 12 months due primarily to the anticipated settlement of various audits and the expiration of certain statutes of limitation. As of September 30, 2008 and December 31, 2007, the Company had Other liabilities of $13.2 million and $15.4 million respectively, related to long-term uncertain tax positions.

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
Under SFAS No. 157, the framework for measuring fair value and a valuation hierarchy is based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the resulting fair value measurement. The valuation hierarchy contains three levels:
•	Level 1 — Valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets.
•	Level 2 — Valuation inputs are quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the asset or liability being measured.
•	Level 3 — Valuation inputs are unobservable and significant to the fair value measurement.
The following table presents Company assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value
	September 30,
Description	2008
Assets:
Deferred compensation assets	$16,348	(1)
Interest rate swap contract	2,043	(2)

	$18,391

Liabilities:
Foreign currency forward contracts	$243	(3)
Interest rate swap contract	5,071	(2)

	$5,314

(1)	The Company has a supplemental deferred compensation arrangement for the benefit of certain highly compensated officers, managers and other key employees. The plan’s assets consist of investments in money market accounts, mutual funds, and company-owned life insurance. Since the underlying assets are either cash equivalents or securities traded in active markets, the Company considers the fair value of these assets to be based on Level 1 inputs as defined by SFAS No. 157.

(2)	The Company has two interest rate swap contracts that hedge the base interest rate risk on its term loans. These contracts are accounted for as cash flow hedges in accordance with SFAS No. 133. The fair value of the swaps is recorded in Other comprehensive income, net of tax effect (see Note 9 — Debt). To determine the value of the swaps, the Company relies on a mark-to-market valuation prepared by a third-party broker based on observable interest rate yield curves. Accordingly, the fair value of the swaps is determined under a Level 2 input as defined by SFAS No. 157.

(3)	The Company had eight foreign currency forward contracts outstanding as of September 30, 2008, with a notional value of $62.1 million. All of these contracts expired by the end of October 2008. The Company periodically enters into these foreign currency forward exchange contracts to offset the effects of adverse fluctuations in foreign currency exchange rates. These instruments are typically short term and are recorded at fair value with unrealized and realized gains and losses recorded in earnings. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, thus the Company measures the fair value of these contracts under a Level 2 input as defined by SFAS No. 157.
In addition to the assets and liabilities identified above, the Company also had $424.5 million of outstanding floating rate debt at September 30, 2008. The carrying amount of this debt approximates its fair value as the rate of interest on the term loans and revolver reflect current market rates of interest for similar instruments with comparable maturities.
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
Net periodic pension expense was $0.5 million and $0.6 million for the three months ended September 30, 2008 and 2007, respectively, and $1.6 million and $2.0 million for the nine months ended September 30, 2008 and 2007, respectively.
Note 14 — Contingencies
We are involved in legal proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position or results of operations when resolved in a future period.
The Company has various agreements that may obligate it to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of September 30, 2008, we did not have any indemnification agreements that would require material payments.
The Company received cash proceeds of $1.8 million related to the settlement of a claim in the nine months ended September 30, 2007, which was recorded as a gain in Other expense, net in the Condensed Consolidated Statements of Operations. Also during the nine months ended September 30, 2007, the Company paid $8.7 million related to the settlement of litigation, which was recorded as a charge to Other charges in the Condensed Consolidated Statements of Operations.

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
References to “the Company,” “we,” “our,” and “us” are to Gartner, Inc. and its subsidiaries.
The Company sold its Vision Events business in the first quarter of 2008 and has reported the results of operations of this business as a discontinued operation (See Note 2 — Discontinued Operations in the Condensed Consolidated Statement of Operations). As a result, the results for the three and nine months ended September 30, 2007 discussed below, and in the “Segment Results” section, have been restated to present the results of operations of the Vision Events business as a discontinued operation in order to be consistent with the current year presentation.
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
OVERVIEW
Gartner, Inc. (NYSE: IT) is the world’s leading information technology research and advisory company. We deliver the technology-related insight necessary for our clients to make the right decisions, every day. From CIOs and senior IT leaders in corporations and government agencies, to business leaders in high-tech and telecom enterprises and professional services firms, to technology investors, we are the indispensable partner to 60,000 clients in 10,000 distinct organizations. Through the resources of Gartner Research, Gartner Executive Programs, Gartner Consulting and Gartner Events, we work with every client to research, analyze and interpret the business of IT within the context of their individual role. Founded in 1979, Gartner is headquartered in Stamford, Connecticut, U.S.A., and has 4,000 associates, including 1,200 research analysts and consultants in 80 countries. For more information, visit www.gartner.com.

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

Number of executive program members represents the number of paid participants in executive programs.

Consulting	Consulting backlog represents future revenue to be derived from in-process consulting, measurement and strategic advisory services engagements.

Utilization rates represent a measure of productivity of our consultants. Utilization rates are calculated for

BUSINESS
SEGMENT	BUSINESS MEASUREMENTS
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
EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION
The cornerstones of our strategy are to focus on producing extraordinary research content, deliver innovative and highly differentiated product offerings, enhance our sales capability, provide world class client service, and improve our operational effectiveness.
We had income from continuing operations of $18.8 million in the third quarter of 2008, or $0.19 per diluted share, compared to income from continuing operations of $11.7 million, or $0.10 per diluted share, for the prior year quarter. For the nine months ended September 30, 2008, we had $0.63 of diluted income per share from continuing operations, compared to $0.30 per share in 2007, a 110% increase. These improved results are due to a number of factors, including higher overall revenues in Research and Consulting, a continued focus on expense management, the favorable impact of foreign currency, the impact of a legal settlement and other charges in 2007, and a lower share base due to share repurchases. These positive trends offset lower revenue and profitability in our Events segment.
In our Research business, we had strong, double-digit revenue growth in the third quarter of 2008, with revenues up 16% over the prior year quarter. Growth occurred across our entire product portfolio — with all client sizes, industry segments, and products delivering growth. Research contract value was $812.2 million at September 30, 2008, up 15% from September 30, 2007. Excluding the favorable impact of foreign currency translation, revenues and contract value were up 14% and 12%, respectively. Research client retention rate and wallet retention rate remained strong at 81% and 100%, respectively.
Consulting revenue in the third quarter of 2008 was up 9%, to $80.4 million. Consulting backlog at September 30, 2008 was $110.1 million, up from $108.6 million at September 30, 2007. The consultant utilization rate increased 5 points, to 69% from 64% in the prior year quarter, reflecting improved engagement management. Billable headcount was 494 at September 30, 2008, up from 469 at September 30, 2007. The hourly billing rate remained above $350 per hour in the third quarter of 2008.
Events revenues decreased 19%, or $4.2 million, to $17.7 million for the third quarter of 2008 compared to $21.9 million for the third quarter of 2007, driven by a shift in our events calendar and the impact of discontinued events. Both the number of attendees and exhibitors was down. Revenues for the nine months ended September 30, 2008 were down approximately 2% from the prior year, to $89.2 million from $91.2 million, primarily due to a shift in our events calendar and lower exhibitor revenue. We held 3 more events in the nine months ended September 30, 2008, but both the number of attendees and exhibitors was down compared to the same period in the prior year.
For a more detailed discussion of our segment results, see Segment Results below.
We had $137.4 million of operating cash flow in the nine months ended September 30, 2008, significantly higher than the prior year, and we ended the quarter with $145.2 million in cash and cash equivalents. As of September 30, 2008, we also had $178.0 million of borrowing capacity under our revolving credit facility. We believe we have a strong cash position and adequate borrowing capacity.
We continue to deploy our capital to repurchase shares, and we have repurchased approximately 8.4 million of our common shares in the nine months ended September 30, 2008.
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
The majority of research contracts are billable upon signing, absent special terms which may be granted from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that may have 30-day cancellation clauses or fiscal funding clauses, but have not produced material cancellations to date. It is our policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue, since the contract represents a legally enforceable claim. For those government contracts that permit termination, we bill the client the full amount billable under the contract but only record a receivable equal to the earned portion of the contract. In addition, we only record deferred revenue on these government contracts when cash is received. Deferred revenues attributable to government contracts were $60.6 million and $57.6 million at September 30, 2008 and December 31, 2007, respectively. In addition, at September 30, 2008 and December 31, 2007, the Company had not recognized uncollected receivables or deferred revenues, relating to government contracts that permit termination, of $13.3 million and $10.8 million, respectively.
Uncollectible fees receivable — The allowance for losses is composed of a bad debt and a sales and allowance reserve. Provisions are charged against earnings. The measurement of likely and probable losses and the allowance for uncollectible fees receivable is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires material estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of fees receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients’ liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due, customer satisfaction, and the effectiveness of our collection efforts. Trade receivables at September 30, 2008 were $303.7 million, which was net of an allowance for losses of approximately $8.0 million. Trade receivables at December 31, 2007 were $354.9 million, which was net of an allowance for losses of approximately $8.4 million.
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
RESULTS OF OPERATIONS
Overall Results
Total revenues increased 11% for the three months ended September 30, 2008, to $297.7 million compared to $268.3 million for the three months ended September 30, 2007, and increased $106.4 million, or 13%, when comparing the first nine months of 2008 to the first nine months of 2007, to $931.7 million from $825.3 million. Excluding the favorable effects of foreign currency translation, revenues for both the three and nine months ended September 30, 2008 would have increased approximately 9%. Please refer to the section of this MD&A entitled “Segment Results” for a further discussion of revenues by segment.
Cost of services and product development increased slightly, to $124.3 million for the three months ended September 30, 2008, from $124.1 million in the third quarter of 2007, an increase of $0.3 million. The unfavorable impact of foreign exchange added approximately $1.8 million of expense, and excluding this impact, Cost of services and product development would have decreased approximately 1%. In addition to the $1.8 million of additional expense due to foreign exchange, we also had approximately $1.0 million of additional expenses for merit salary increases, commissions, and other benefits costs. These increases were almost entirely offset by a $2.4 million reduction in conference costs related to a shift in our Events calendar.
As a percentage of sales, Cost of services and product development was 42% and 46% for the three months ended September 30, 2008 and 2007, respectively, due to several factors. These factors include higher revenues coupled with the inherent operating leverage in our Research business, improved productivity in core Consulting, improved revenue growth in our higher margin contract optimization business in our Consulting segment, and a continued focus on expense management.
Cost of services and product development increased $18.2 million, or 5%, when comparing the first nine months of 2008 with the first nine months of 2007, to $402.5 million from $384.3 million. The unfavorable impact of foreign exchange added approximately $11.8 million of expense, along with $9.3 million of higher merit salary, commissions, and other benefit costs. Offsetting these higher charges was a decrease of approximately $4.7 million due to lower headcount costs, primarily due to our exit from consulting operations in Asia in mid-2007. As a percentage of sales, cost of services and product development was 43% and 47% for the nine months ended September 30, 2008 and 2007, respectively, due to the same factors discussed in the quarter-over-quarter results above.
Selling, general and administrative expenses (“SG&A”) increased $16.9 million, or 15%, to $131.9 million in the third quarter of 2008 from $114.9 million in the third quarter of 2007. SG&A expenses increased $50.6 million, or 14%, to $400.5 million from $349.9 million when comparing the nine months ended September 30, 2008 to the same period in 2007. Excluding the unfavorable effect of foreign currency translation, SG&A expense would have increased by approximately 13% and 12% for the three and nine months ended September 30, 2008.
The increase in SG&A expenses on a quarterly and year-to-date basis resulted primarily from increased investment in our sales organization, the impact of foreign exchange, and increases in other payroll and benefits costs. Growth in our sales organization resulted in approximately $7.2 million and $21.8 million of additional payroll and benefits, commission, and travel expense for the three and nine months ended September 30, 2008 as compared to the same periods in 2007. We now have 874 quota-bearing sales associates, a 10% increase over September 30, 2007. The impact of foreign exchange added approximately $1.7 million and $9.8 million of expense over the three and nine months ended September 30, 2008, respectively. We also had higher payroll and related benefits costs for our other staff of $2.0 million and $6.3 million for the three and nine month periods, respectively, which includes charges for additional sales recruiting headcount, which we recently in-sourced. Consistent with this change was a decline in external recruiting fees for both the three and nine month periods ended September 30, 2008 compared to the prior year.
Depreciation expense for the three months ended September 30, 2008 increased slightly, to $6.4 million, compared to $6.3 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008 and 2007, depreciation expense was $19.0 million and $18.0 million, an increase of 6%, reflecting higher investment in capital expenditures in prior periods.
Amortization of intangibles was $0.4 million in the third quarter of 2008 compared to $0.5 million in the prior year quarter. Amortization of intangibles for the nine months ended September 30, 2008 was $1.2 million compared to $1.6 million in the same period in 2007. Both of the decreases were due to certain intangibles becoming fully amortized in 2007.
other charges was zero for the three and nine months ended September 30, 2008, and zero and $9.1 million for the three and nine months ended September 30, 2007. The $9.1 million included charges of $8.7 million related to the settlement of litigation and $2.7 million of restructuring costs related to the Company’s exit from consulting operations in Asia. Offsetting these charges was a credit of $2.3 million related to an excess facility which the Company returned to service.
operating income was $34.7 million and $22.5 million for the three months ended September 30, 2008 and 2007, respectively, an increase of $12.2 million, or 54%. For the nine months ended September 30, 2008 and 2007, operating income was $108.6 million and $62.4 million, respectively, an increase of $46.2 million, or 74%. Operating income as a percentage of revenues was 12% for both the three and nine months ended September 30, 2008, compared to 8% for both the three and nine months ended September 30, 2007.
The improved operating income for the three and nine months ended September 30, 2008 reflects a number of factors, the most significant being the impact from higher revenues in our Research and Consulting businesses. Please refer to the section of this MD&A entitled “Segment Results” below for a further discussion of revenues and results by segment. The increased operating income also reflects our continued focus on expense management, a positive impact from foreign currency translation, and a charge of $9.1 million in the nine months ended September 30, 2007 related to the settlement of litigation and other items. The future impact of foreign exchange on our results could be negative or positive in subsequent periods given the current uncertainty and significant volatility in the foreign exchange markets.

interest expense, net was $5.0 million and $5.2 million for the three months ended September 30, 2008 and 2007, respectively, and $14.7 million and $16.9 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in our interest expense was mostly due to a decline in the weighted-average interest rate on our outstanding debt.
For the three months ended September 30, 2008 and 2007, the weighted-average interest rate on our debt, including the impact of our interest rate swaps, was 4.68% and 6.0%, respectively. However, the favorable impact of the lower average rate was substantially offset by an increase in the weighted-average amount of debt outstanding in the third quarter of 2008 over the third quarter of 2007.
For the nine months ended September 30, 2008 and 2007, the weighted-average interest rate on our debt, including the impact of our interest rate swaps, was 4.84% and 6.09% respectively. The impact of the lower average rate was partially offset by an increase in the weighted-average amount of debt outstanding of approximately $54.0 million. For the nine months ended September 30, 2007, we also had $0.5 million of additional interest expense related to the write-off of debt issuance costs as a result of our debt refinancing in early 2007.
other (expense) income, net for the three and nine months ended September 30, 2008 was $(0.9) million and $(0.5) million, respectively, which primarily consisted of net foreign currency exchange gains and losses. Other (expense) income, net for the three and nine months ended September 30, 2007 was $0.3 million and $2.1 million. The $2.1 million of other income includes a $1.8 million gain from the settlement of a claim.
provision for income taxes on continuing operations was $10.0 million in the third quarter of 2008 as compared to $5.9 million in the third quarter of 2007. The effective tax rate was 34.8% for the third quarter of 2008 and 33.8% for the third quarter of 2007. The increase in the effective income tax rate for the third quarter of 2008 as compared to the third quarter of 2007 is primarily due to a change in the estimated mix of pre-tax income by jurisdiction. The impact of this item was partially offset by decreases in the rate relating to certain discrete items.
income from discontinued operations, net of taxes, which includes the results of the Company’s Vision Events business, was zero and $6.7 million for the three and nine months ended September 30, 2008, respectively, and $0.8 million and $2.1 million for the same periods in 2007, respectively. In the first quarter of 2008, the Company sold the Vision Events business, which had been part of the Company’s Events segment. The results for the nine months ended September 30, 2008 includes a net gain on the sale of approximately $7.1 million.
net income was $18.8 million and $12.5 million for the three months ended September 30, 2008 and 2007, respectively, an increase of $6.3 million, or 50%. For the nine months ended September 30, 2008 and 2007, net income was $70.2 million and $34.7 million, respectively, an increase of $35.5 million, or 102%.
For the three months ended September 30, 2008 and 2007, basic earnings per share was $0.20 per share and $0.12 per share, respectively, while diluted was $0.19 and $0.11 per share. Both the basic and diluted earnings for the three months ended September 30, 2007 includes $0.01 per share from discontinued operations.
For the nine months ended September 30, 2008 and 2007, basic earnings per share was $0.73 per share and $0.33 per share, respectively, while diluted was $0.70 and $0.32 per share. The basic and diluted earnings for the nine months ended September 30, 2007 includes $0.02 per share from discontinued operations, while both basic and diluted earnings for the nine months ended September 30, 2008 includes $0.07 per share from discontinued operations.
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
Research
Revenue in our Research business was up 16% for the three months ended September 30, 2008, to $197.8 million, from $170.2 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, Research revenues increased

$90.3 million or 18%, to $583.1 million compared to $492.8 million for the same period of 2007. For both the third quarter and year- to-date periods of 2008 we had growth across our entire product portfolio. Excluding the favorable impact of foreign currency, revenue was up approximately 14% and 15% over the prior year quarter and year-to-date periods, respectively.
Research gross contribution of $133.4 million for the third quarter of 2008 increased 20% from the $110.8 million in the third quarter of 2007, while gross contribution margin for the third quarter of 2008 increased 2 points, to 67% from 65% in the prior year quarter. For the nine months ended September 30, 2008, gross contribution increased to $386.4 million from $312.7 million in the comparable prior year period, a 24% increase, while the contribution margin increased 3 points, to 66% from 63%. The quarter and nine month contribution margin improved primarily due to our stronger revenue performance coupled with the operating leverage inherent in our research business, and tight expense management.
At September 30, 2008, contract value was $812.2 million, up 15% from $704.7 million at September 30, 2007. Adjusted for the favorable impact of foreign currency translation, contract value was up approximately 12%. At September 30, 2008, our research client retention rate remained strong at 81%, but was down 1 point from 82% as of September 30, 2007. Wallet retention was 100% at September 30, 2008, down from 102% at September 30, 2007, but still represents our seventh consecutive quarter with wallet retention of 100% or greater. Our Executive Program membership was 3,707 at September 30, 2008 compared to 3,635 members at September 30, 2007.
Consulting
Consulting revenues were $80.4 million and $73.8 million for the three months ended September 30, 2008 and 2007, a $6.6 million, or 9% increase. Consulting revenues were $253.1 million and $233.7 million for the nine months ended September 30, 2008 and 2007, respectively, an increase of $19.5 million, or 8%. Excluding the favorable impact of foreign currency translation, revenues for the three and nine months ended September 30, 2008 were up 7% and 5%, respectively.
Both the three and nine month revenue increases were primarily due to strength in our core Consulting business, which was attributable to improved utilization on higher headcount and higher billing rates, and to a lesser extent, our contract optimization business. Billable headcount was 494 at September 30, 2008 compared to 469 at September 30, 2007.
Consulting gross contribution of $32.9 million for the third quarter of 2008 increased 18% from the $27.8 million for the third quarter of 2007, while contribution margin for the third quarter of 2008 increased 3 points, to 41% from 38% in the prior year quarter. Gross contribution of $104.8 million for the nine months ended September 30, 2008 increased 16% from the $90.2 million for the same period of 2007, while contribution margin increased 2 points, to 41%. The increase in gross contribution and gross contribution margin for both the quarter and year-to-date periods was driven by higher utilization and billing rates in core consulting, and increased revenues in our contract optimization business, which has a higher margin than core consulting.
Our consultant utilization rates were 69% and 72% for the three and nine months ended September 30, 2008, respectively, compared to 64% and 68% in the same periods in 2007, respectively. The billing rate remained above $350 per hour for both the three and nine months ended September 30, 2008. Our average annualized revenue per billable headcount was approximately $463,000 for the nine months ended September 30, 2008, approximately 11% higher than the prior year, and was up about 12% in the third quarter of 2008 over the prior year quarter. These strong metrics reflect improved engagement management and the continuation of our focus on larger and more profitable engagements.
Consulting backlog, which represents future revenues to be recognized from in-process consulting, measurement and SAS, was $110.1 million at September 30, 2008, compared to $108.6 million at September 30, 2007.
Events
Events revenues decreased $4.2 million, or 19%, in the three months ended September 30, 2008, to $17.7 million from $21.9 million in the prior year quarter. Excluding the favorable impact of foreign currency translation, events revenues were down approximately 23%. The decrease primarily reflects the impact of discontinued events and timing.
The Company held 16 events in the third quarter of 2008, compared to 18 events held in the same quarter in 2007. Of the 16 events held in the third quarter of 2008, 13 were on-going events, with revenue up approximately $0.4 million over the prior year quarter, or 3%, but flat attendance growth. We had a reduction of $2.4 million in revenue related to three events held in the third quarter of 2007 that have been discontinued, which was only partially recouped from the launch of two new events in the 2008 third quarter. We also had a net decrease of approximately $2.3 million in revenue due to timing as two events held in the third quarter of 2007 were moved to the fourth quarter in 2008, while one event held in the second quarter of 2007 was held in the third quarter of 2008. Overall, attendance at events was 6,179 for the three month period ended September 30, 2008, compared to 7,307 in the comparable prior year period, a 15% decrease.
For the nine months ended September 30, 2008, Events revenues decreased 2%, or $2.0 million, to $89.2 million compared to $91.2 million for the same period of 2007. However, excluding the favorable impact of foreign currency translation, revenues for the nine months ended September 30, 2008 were down approximately 7% from the prior year. We held 53 events in the nine months ended September 30, 2008 compared to 50 events in the prior year period. The 53 events held in 2008 included 43 on-going events and 10 new events.
The 2% decline in revenue for the nine months ended September 30, 2008 compared to the same period in the prior year was primarily due to a shift in our events calendar and a decline in exhibitor revenue from our on-going events. Three events held in the first nine months of 2007, which had approximately $5.0 million of revenue and 1,700 attendees, have been moved into the fourth quarter of 2008. While exhibitor pricing was higher, the number of exhibitors at our on-going events declined by approximately 7%. Attendee pricing was also higher, but attendance was down, with 25,281 attendees in 2008 compared to 27,526 attendees in the prior year period, an 8% decrease.
Events gross contribution was $5.5 million, or 31% of revenues for the third quarter of 2008, compared to $7.8 million, or 36% of revenues for the third quarter of 2007. Gross contribution of $37.1 million for the nine months ended September 30, 2008 decreased 11% from the $41.7 million in the same period in 2007, while gross contribution margin declined by 4 points, to 42% from 46%. The decrease in gross contribution margin for both the quarter and year-to-date periods was primarily due to lower revenues on a foreign currency neutral basis and to a lesser extent, the impact of lower margin new events.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities totaled $137.4 million for the nine months ended September 30, 2008, compared to cash provided of $82.5 million for the nine months ended September 30, 2007, a 67% increase. The increase in cash flow from operating activities was primarily due to increased cash from our core operations and improvement in our working capital, in particular improved collection of receivables. The improvement also reflects $2.0 million in lower cash payments for interest on our debt, and approximately a $4.0 million reduction in workforce reduction and excess facilities payments. In 2007, we also had an $8.7 million payment related to the settlement of litigation. The improved operating cash flow in 2008 was somewhat offset by higher cash payments for taxes and bonuses of approximately $19.0 million.
Cash used in investing activities was $10.4 million for the nine months ended September 30, 2008, compared to cash used of $18.6 million in the same period in 2007. We had capital expenditures of $18.3 million in the nine months ended September 30, 2008, which was offset by net cash proceeds from the sale of our Vision Events business of approximately $7.8 million. We had capital expenditures of $18.6 million in the nine months ended September 30, 2007.
Cash used in financing activities totaled $88.6 million for the nine months ended September 30, 2008, compared to cash used of $21.6 million in the nine months ended September 30, 2007. The decrease in cash from financing activities was primarily due to a significantly higher use of cash for stock repurchases in 2008, which was somewhat offset by cash proceeds from additional debt. We increased our use of cash to repurchase our shares by approximately $110.6 million in 2008, as we used $176.3 million in cash to repurchase our common stock in the nine months ended September 30, 2008, compared to $65.7 million in the prior year nine-month period. On a net basis, we borrowed an additional $30.5 million in the nine months ended September 30, 2008 compared to a reduction in our net debt outstanding of $3.0 million in the same period in 2007. We received proceeds from stock issued for stock plans of $43.1 million and $32.1 million in 2008 and 2007, respectively, an increase of approximately $11.0 million, driven by higher option exercises.
At September 30, 2008, cash and cash equivalents totaled $145.2 million, compared to $109.9 million at December 31, 2007. The effect of exchange rate changes decreased cash and cash equivalents by approximately $3.1 million during the nine months ended September 30, 2008. Our cash and cash equivalents are held in numerous locations throughout the world, with more than 95% held outside the U.S. as of September 30, 2008.

OBLIGATIONS AND COMMITMENTS
Credit Agreement
The Company has a Credit Agreement that provides for a $180.0 million term loan, a $150.0 million term loan, and a $300.0 million revolving credit facility. The revolving credit facility may be increased up to an additional $100.0 million at the discretion of our lenders (the “expansion feature”), for a total revolving credit facility of $400.0 million. At September 30, 2008, the Company had $424.5 million outstanding under this borrowing arrangement, and had approximately $178.0 million of available borrowing capacity under the revolver (not including the expansion feature) as of that date.
See Note 9 — Debt in the accompanying notes to the condensed consolidated financial statements (unaudited) for additional information regarding the Company’s Credit Agreement.
Off-Balance Sheet Arrangements
Through September 30, 2008, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement-amendments of ARB No. 51 (“SFAS No. 160”).” SFAS No. 160 requires the accounting and reporting of minority interests as noncontrolling interests and classified as a component of equity. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 160 will have on the Company’s financial position and results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under SFAS No. 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 160 will have on the Company’s financial position, results of operations, cash flows, and disclosures.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 30, 2008, we have exposure to changes in interest rates since we had $424.5 outstanding under our credit facility, consisting of $162.0 million outstanding on our original term loan and $142.5 million outstanding on our new term loan, as well as $120.0 million outstanding on our revolver. These loans have floating rates of interest, with borrowings under these lines either prime-based or Libor-based. Interest rates under these borrowings include a base rate plus a margin between 0.00% and 0.75% on prime borrowings and between 0.625% and 1.75% on Libor borrowings.
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
Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the stockholders’ equity section of the Consolidated Balance Sheets. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the United States dollar. Since the functional currencies of our foreign operations are generally denominated in the local currency of our subsidiaries, their foreign currency translation adjustments are reflected as a component of stockholders’ equity and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
We are exposed to foreign currency transaction risk since we enter into foreign currency forward exchange contracts to offset the effects of adverse fluctuations in foreign currency exchange rates. These instruments are typically short-term and are reflected at fair value with both realized and unrealized gains and losses recorded in earnings. At September 30, 2008, we had eight foreign currency forward contracts outstanding with a total notional amount of approximately $62.1 million and a net unrealized loss of approximately $0.2 million. All of these contracts expired by the end of October 2008.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable, derivatives, and short-term, highly liquid investments classified as cash equivalents. Accounts receivable balances deemed to be collectible from customers have limited concentration of credit risk due to our diverse customer base and geographic dispersion. The majority of the Company’s cash equivalent investments and its two interest rate swap contracts are with investment grade commercial banks that are participants in the Company’s Credit Agreement.

Investment Risk
None.
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
Management conducted an evaluation, as of September 30, 2008, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective.
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
Issuer Purchases of Equity Securities
In February 2007, the Company’s Board of Directors authorized a new program to repurchase up to $200.0 million of Gartner common stock, which the Board of Directors supplemented in February 2008 with an additional $250.0 million authorization. The following table provides detail related to repurchases of our common stock for treasury through September 30, 2008 under this program:

			Approximate
			Dollar Value of
			Shares that
			may yet be
			Purchased
			Under our
			Share
	Total Number		Repurchase
	of Shares	Average Price	Program
Period	Purchased	Paid Per Share	(in thousands)
2008
January	540,353	$15.55
February	1,293,837	18.67
March	1,725,616	19.41

Total	3,559,806	$18.55

April	1,712,100	$21.57
May	888,922	23.47
June (a)	1,250,672	21.49

Total	3,851,694	$21.98

July	385	$19.57
August	9,380	26.43
September	1,016,252	24.17

Total	1,026,017	$24.19

Total through September 30, 2008 (b)	8,437,517	$20.81	$105.4

(a)	Includes 1,250,000 shares of common stock purchased directly from Silver Lake at a price of $21.50 per share.

(b)	The total cost of the shares repurchased in 2008 was $175.5 million.
ITEM 6. EXHIBITS
(a) Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
31.1	Certification of chief executive officer under Rule 13a — 14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of chief financial officer under Rule 13a — 14(a)/15d-14(a) of the Exchange Act.

32	Certification under 18 U.S.C. Section 1350.
Items 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.
Date October 30, 2008	/s/ Christopher J. Lafond
Christopher J. Lafond
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)