Form 10-K
period 2008-12-31
GARTNER INC
filed 2009-02-20
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
     As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,232,021,498 based on the closing sale price as reported on the New York Stock Exchange.
     The number of shares outstanding of the issuer’s common stock, $0.005 par value per share, was 93,883,711 as of January 30, 2009.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held June 4, 2009 (Proxy Statement)	Part III

GARTNER, INC.
2008 ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS.
GENERAL
Gartner, Inc. (NYSE: IT) is the world’s leading information technology research and advisory company. Gartner delivers the technology-related insight necessary for its clients to make the right decisions, every day. From CIOs and senior IT leaders in corporations and government agencies, to business leaders in high-tech and telecom enterprises and professional services firms, to technology investors, Gartner is the indispensable partner to 60,000 clients in 10,000 distinct organizations. Through the resources of Gartner Research, Gartner Consulting and Gartner Events, Gartner works with every client to research, analyze and interpret the business of IT within the context of their individual role. Founded in 1979, Gartner is headquartered in Stamford, Connecticut, U.S.A. We have 4,100 associates, including over 1,100 research analysts and consultants, and we have clients in over 80 countries. For more information, visit www.gartner.com. References to “the Company,” “we,” “our,” and “us” are to Gartner, Inc. and its subsidiaries.
The foundation for all Gartner products and services is our independent research on IT issues. The findings from this research are delivered through our three customer segments — Research, Consulting and Events:
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
As the cost of IT solutions continues to rise, executives and technology professionals have realized the importance of making well-informed decisions and increasingly seek to maximize their returns on IT capital investments. As a result, any IT investment decision in an enterprise is subject to increased financial scrutiny, especially in the current challenging economic climate. In addition, today’s IT marketplace is dynamic and complex. Technology providers continually introduce new products with a wide variety of standards and features that are prone to shorter life cycles. Users of technology — a group that encompasses nearly all organizations — must keep abreast of new developments in technology to ensure that their IT systems are reliable, efficient and meet both their current and future needs.
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
OUR SOLUTION
We provide high-quality, independent and objective research and analysis of the IT industry. Through our entire product portfolio, our global research team provides thought leadership and insight about technology acquisition and deployment to CIOs, executives and other technology leaders.

We employ a diversified business model that utilizes and leverages the breadth and depth of our intellectual capital. The foundation of our business model is our ability to create and distribute our proprietary research content as broadly as possible via published reports and briefings, consulting and advisory services, and hosting symposia, conferences and exhibitions.
With a base of 650 research analysts, we create timely and relevant technology-related research. In addition, we have 470 experienced consultants who combine our objective, independent research with a practical, business perspective focused on the IT industry. Our events are among the world’s largest of their kind, gathering highly qualified audiences of senior business executives, IT professionals and purchasers and providers of IT products and services.
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
Our principal products and services are delivered via our Research, Consulting and Events segments:
•	RESEARCH. The Gartner core global research product is the fundamental building block for all Gartner services and covers all IT markets, topics and industries. We combine our proprietary research methodologies with extensive industry and academic relationships to create Gartner solutions. Our research agenda is defined by clients’ needs, focusing on the critical issues, opportunities and challenges they face every day. Our research analysts are in regular contact with both technology providers and technology users, enabling them to identify the most pertinent topics in the IT marketplace and develop relevant product enhancements to meet the evolving needs of users of our research. Our proprietary research content, presented in the form of reports, briefings, updates and related tools, is delivered directly to the client’s desktop via our website and/or product-specific portals.

Our research analysts provide in-depth analysis on all aspects of technology, including hardware, software and systems, services, IT management, market data and forecasts, and vertical industry issues. Clients typically sign contracts that provide access to our research content for individual users over a defined period of time. The research contracts are renewed on an ongoing basis; to date, we have enjoyed strong research client retention, with 82% of user organizations renewing their contracts in 2008, as well as 98% wallet retention, a measure of the dollar amount of contract value we have retained with clients over the prior year.

Our strategy is to align our service and product offerings around individual roles within targeted key client groups. For example, Gartner Executive Programs (EP) comprises exclusive membership programs designed to help CIOs, senior IT executives and other business executives become more effective in their enterprises. An EP membership leverages the knowledge and expertise of Gartner in ways that are specific to the CIO’s needs and offers role-based offerings and member-only communities for peer-based collaboration. Our 3,733 EP members also receive advice and counsel from an executive partner who understands their goals and can ensure the most effective level of support from Gartner.

Our End-User Programs focus on the needs of the IT end-user market with a variety of product offerings. Gartner for IT Leaders currently provides eight role-based research offerings to assist end-user IT leaders with effective decision making. These products align a client’s specific job-related challenges with appropriate Gartner analysts and insight, and connect IT leaders to IT peers who share common business and technology issues.

Our Industry Advisory Services address technology issues and topics with a focus on their impacts on specific vertical industries.

Our High Tech & Telecom Programs focus on the needs of high-technology and telecommunications service providers, professional services firms and IT investors to help them be more successful in their specific job roles within their particular sub-industry. We leverage Gartner research and other information into industry-specific expertise and solutions. Gartner for Business Leaders, a new product suite we rolled out in 2007, provides a series of role-based offerings designed to help business leaders and executives in the technology and communications industry be more successful.

Gartner Invest provides premium research focused on the needs of institutional investors who invest in technology companies.
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

We utilize our benchmarking capabilities and our business solutions to drive these outcomes. Our benchmarking capabilities are provided as information offerings. Our business solutions, enabled by benchmarking, include IT Transformation, IT Optimization, Sourcing Optimization and Business Enablement. We deliver our consulting solutions by capitalizing on Gartner assets that are invaluable to IT decision making, including: (1) our research, which ensures that our consulting analyses and advice are based on a deep understanding of the IT environment and the business of IT; (2) our market independence, which keeps our consultants focused on our client’s success; and (3) our market-leading benchmarking capabilities, which provide relevant comparisons and best practices to assess and improve performance.

•	EVENTS. Gartner symposia and conferences are gatherings of technology’s most senior IT professionals, business strategists, and practitioners. Symposia and conferences give clients live access to insights developed from our latest proprietary research in a concentrated way. Informative sessions led by Gartner analysts are augmented with technology showcases, peer exchange, analyst one-on-one meetings, workshops and keynotes by technology’s top leaders. Symposia and conferences, which are not limited to Gartner research clients, also provide participants with an opportunity to interact with business executives from the world’s leading technology companies. In 2008, the 70 Gartner events we held throughout the United States, Europe, Latin America and the Asia/Pacific region attracted over 41,000 attendees.

Gartner conferences attract high-level IT and business professionals who seek in-depth knowledge about technology products and services. Gartner Symposia are large, strategic conferences held in various locations throughout the world for senior IT and business professionals. Symposia are combined with ITxpo, an exhibition where the latest technology products and solutions are demonstrated. We also offer conferences in many locations around the world on specialized topics such as security, outsourcing, wireless technology, and the impact of IT on the public sector and the utilities, media and financial services industries.
See Note 14 — Segment Information in the Notes to the Consolidated Financial Statements contained within this Form 10-K for financial information about our geographic areas and our three business segments: Research, Consulting and Events.
COMPETITION
We believe that the principal factors that differentiate us from our competitors are:
•	Superior IT Research Content — We believe that we create the broadest, highest-quality and most relevant research coverage of the IT industry. Our research analysis generates unbiased insight that we believe is timely, thought-provoking and comprehensive, and that is known for its high quality, independence and objectivity.

•	Our Leading Brand Name — For thirty years we have been providing critical, trusted insight under the Gartner name.

•	Our Global Footprint and Established Customer Base — We have a global presence with clients in over 80 countries on six continents. Approximately 47% and 45% of our revenues for 2008 and 2007, respectively, were derived from sales outside of the U.S.

•	Substantial Operating Leverage in Our Business Model — We have the ability to distribute our intellectual property and expertise across multiple platforms, including research publications, consulting engagements, conferences and executive programs, to derive incremental revenues and profitability.

•	Experienced Management Team — Our management team is composed of IT research veterans and experienced industry executives.
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
EMPLOYEES
As of December 31, 2008, we had 4,198 employees, of which 719 were located at our headquarters in Stamford, Connecticut; 1,747 were located elsewhere in the United States; and 1,732 were located outside of the United States. Our employees may be subject to collective bargaining agreements at a company or industry level in those foreign countries where this is part of the local labor law or practice. We have experienced no work stoppages and consider our relations with our employees to be favorable.
On January 8, 2009, we announced a reduction in force of 117 employees. The affected positions were spread across various functions and geographies.
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
Also available at www.investor.gartner.com, under the “Corporate Governance” link, are printable and current copies of our (i) CEO & CFO Code of Ethics which applies to our Chief Executive Officer, Chief Financial Officer, controller and other financial managers, (ii) Code of Business Conduct, which applies to all Gartner officers, directors and employees, (iii) Principles of Ethical Conduct which applies to all Gartner employees, (iv) Board Principles and Practices, the corporate governance principles that have been adopted by our Board and (v) charters for each of the Board’s standing committees: Audit, Compensation and Governance/Nominating. This information is also available in print and free of charge to any shareholder who makes a written request to Investor Relations, Gartner, Inc., 56 Top Gallant Road, P.O. Box 10212, Stamford, CT 06904-2212

ITEM 1A. RISK FACTORS
Factors That May Affect Future Performance.
We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. In addition, we and our clients are affected by global economic conditions. The following section discusses many, but not all, of these risks and uncertainties, but is not intended to be all-inclusive.
Risks related to our business
Our operating results could be negatively impacted by the current global credit crisis and the economic downturn.
Our business is impacted by general economic conditions, both domestic and abroad. The current global credit crisis and economic downturn may negatively and materially affect demand for our products and services. This downturn could materially and adversely affect our business, including the ability to maintain client retention, wallet retention and consulting utilization rates, achieve contract value and consulting backlog growth, and attract attendees and exhibitors to our events. Such developments could negatively impact our financial condition, results of operations, and cash flows.
We face significant competition and our failure to compete successfully could materially adversely affect our results of operations and financial condition.
We face direct competition from a significant number of independent providers of information products and services, including information available on the Internet free of charge. We also compete indirectly against consulting firms and other information providers, including electronic and print media companies, some of which may have greater financial, information gathering and marketing resources than we do. These indirect competitors could also choose to compete directly with us in the future. In addition, limited barriers to entry exist in the markets in which we do business. As a result, additional new competitors may emerge and existing competitors may start to provide additional or complementary services. Additionally, technological advances may provide increased competition from a variety of sources.
While we believe the breadth and depth of our research assets position us well versus our competition, there can be no assurance that we will be able to successfully compete against current and future competitors and our failure to do so could result in loss of market share, diminished value in our products and services, reduced pricing and increased marketing expenditures. Furthermore, we may not be successful if we cannot compete effectively on quality of research and analysis, timely delivery of information, customer service, and the ability to offer products to meet changing market needs for information and analysis, or price.
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
We may not be able to enhance and develop our existing products and services, or introduce the new products and services, that are needed to remain competitive.
The market for our products and services is characterized by rapidly changing needs for information and analysis on the IT industry as a whole. The development of new products is a complex and time-consuming process. Nonetheless, to maintain our competitive position, we must continue to enhance and improve our products and services, develop or acquire new products and services, deliver all products and services in a timely manner, and appropriately position and price new products and services relative to the marketplace and our costs of producing them. Any failure to achieve successful client acceptance of new products and services could have a material adverse effect on our business, results of operations and financial position. Additionally, significant delays in new product or services releases or significant problems in creating new products or services could adversely affect our business, results of operations and financial position.

We depend on renewals of subscription-based services and sales of new subscription-based services for a significant portion of our revenue, and our failure to renew at historical rates or generate new sales of such services could lead to a decrease in our revenues.
A large portion of our success depends on our ability to generate renewals of our subscription-based research products and services and new sales of such products and services, both to new clients and existing clients. These products and services constituted 60% and 58% of our revenues for 2008 and 2007, respectively. Generating new sales of our subscription-based products and services, both to new and existing clients, is often a time consuming process. If we are unable to generate new sales, due to competition or other factors, our revenues will be adversely affected.
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
Additionally, as we implement our strategy to realign our business to client needs, we may shift the type and pricing of our products which may impact client renewal rates. While research client retention rates were 82% at both December 31, 2008 and 2007, there can be no guarantee that we will continue to maintain this rate of client renewals.
We depend on non-recurring consulting engagements and our failure to secure new engagements could lead to a decrease in our revenues.
Consulting segment revenues constituted 27% of our total revenues for 2008 and 28% for 2007. These consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including the following:
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
The profitability and success of our conferences, symposia and events could be adversely affected by external factors beyond our control.
The market for desirable dates and locations for conferences, symposia and events is highly competitive. If we cannot secure desirable dates and locations for our conferences, symposia and events their profitability could suffer, and our financial condition and results of operations may be adversely affected. In addition, because our events are scheduled in advance and held at specific locations, the success of these events can be affected by circumstances outside of our control, such as labor strikes, transportation shutdowns and travel restrictions, economic slowdowns, terrorist attacks, weather, natural disasters and other world events impacting the global economy, the occurrence of any of which could negatively impact the success of the event.
Our sales to governments are subject to appropriations and may be terminated.
We derive revenues from contracts with the U.S. government, state and local governments, and their respective agencies, as well as foreign governments and their agencies. At December 31, 2008 and 2007, $192.0 million and $190.0 million, respectively, of our Research contract value and Consulting backlog was attributable to governments. Our U.S. government contracts are subject to the approval of appropriations by the U.S. Congress to fund the agencies contracting for our services, and our contracts at the state and local levels are subject to various government authorizations and funding mechanisms. In general, most if not all of these contracts may be terminated at any time without cause (‘termination for convenience”). Should appropriations for the governments and agencies that contract with us be curtailed, or should government contracts be terminated for convenience, we may experience a significant loss of revenue.
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
We have clients in over 80 countries and a significant part of our revenue comes from international sales. Our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of tariffs and other trade barriers, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, differences between U.S. and foreign tax rates and laws, and the difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights in international jurisdictions. Furthermore, we rely on local distributors or sales agents in some international locations. If any of these arrangements are terminated by our agent or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients of the local distributor or sales agent may not want to continue to do business with us or our new agent.
Our international operations expose us to changes in foreign currency exchange rates.
Approximately 47% and 45% of our revenues for 2008 and 2007, respectively, were derived from sales outside of the U.S. Revenues earned outside the U.S. are typically transacted in local currencies, which may fluctuate significantly against the dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our revenues and results of operations could be adversely affected by unfavorable foreign currency fluctuations.
Catastrophic events or geo-political conditions may disrupt our business.
A disruption or failure of our systems or operations in the event of a major weather event, cyber-attack, terrorist attack or other catastrophic event could cause delays in completing sales, providing services, or performing other mission-critical functions. Our corporate headquarters is located approximately 30 miles from New York City, and we have an operations center located in Ft. Myers, Florida, in a hurricane-prone area. We also operate in numerous international locations. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and negatively impact our operating results. Abrupt political change, terrorist activity, and armed conflict pose a risk of general economic disruption in affected countries, which may increase our operating costs. Additionally, these conditions also may add uncertainty to the timing and budget decisions of our clients.

We may experience outages and disruptions of our online services if we fail to maintain an adequate operations infrastructure.
Our increasing user traffic and complexity of our products and services demand more computing power. We have spent and expect to continue to spend substantial amounts to maintain data centers and equipment and to upgrade our technology and network infrastructure to handle increased traffic on our websites. However, any inefficiencies or operational failures could diminish the quality of our products, services, and user experience, resulting in damage to our reputation and loss of current and potential users, subscribers, and advertisers, harming our operating results and financial condition.
Our outstanding debt obligations could impact our financial condition or future operating results.
At December 31, 2008, we had $416.3 million outstanding under our Credit Agreement, which provides for two amortizing term loans with quarterly payments and a $300.0 million revolving credit facility. The revolving credit facility may be increased up to an additional $100.0 million at our lenders’ discretion (the “expansion feature”), for a total revolving credit facility of $400.0 million. However, the $100.0 million expansion feature may or may not be available to us depending upon prevailing credit market conditions.
The affirmative, negative and financial covenants of the Credit Agreement could limit our future financial flexibility. Additionally, a failure to comply with these covenants could result in acceleration of all amounts outstanding under the Credit Agreement, which would materially impact our financial condition unless accommodations could be negotiated with our lenders. No assurance can be given that we would be successful in doing so in this current financial climate, or that any accommodations that we were able to negotiate would be on terms as favorable as those presently contained in the Credit Agreement.
The associated debt service costs of the borrowing arrangement under our Credit Agreement could impair our future operating results. The outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital.
We may require additional cash resources which may not be available on favorable terms or at all.
We believe that our existing cash balances, projected cash flow from operations, and the remaining borrowing capacity we have under our five-year revolving credit facility will be sufficient for our expected short-term and foreseeable long-term operating needs.
We may, however, require additional cash resources due to changed business conditions, implementation of our strategy and stock repurchase program, to repay indebtedness or to pursue future business opportunities requiring substantial investments of additional capital. If our existing financial resources are insufficient to satisfy our requirements, we may seek additional borrowings. Prevailing credit market conditions may negatively affect debt availability and cost, and, as a result, financing may not be available in amounts or on terms acceptable to us, if at all. In addition, the incurrence of additional indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would further restrict our operations.
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
We face risks related to taxation.
We operate in numerous domestic and foreign taxing jurisdictions and our level of operations and profitability in each jurisdiction may have an impact upon the amount of income taxes that we recognize in any given year. In addition, our tax filings for various tax years are subject to audit by the tax authorities in jurisdictions where we conduct business, and in the ordinary course of business, we may be under audit by one or more tax authorities from time to time. Recently, we have been notified by the Internal Revenue Service that it intends to audit our 2007 tax return, and this audit is expected to commence shortly.
These audits may result in assessments of additional taxes, and resolution of these matters involves uncertainties and there are no assurances that the ultimate resolution will not exceed the amounts we have recorded. Additionally, the results of an audit could have a material effect on our financial position, results of operations, or cash flows in the period or periods for which that determination is made.
Risks related to our common stock
Our operating results may fluctuate from period to period and may not meet the expectations of securities analysts or investors or guidance we have given, which may cause the price of our common stock to decline.
Our quarterly and annual operating results may fluctuate in the future as a result of many factors, including the timing of the execution of research contracts, the extent of completion of consulting engagements, the timing of symposia and other events, the amount of new business generated, the mix of domestic and international business, currency fluctuations, changes in market demand for our products and services, the timing of the development, introduction and marketing of new products and services, and competition in the industry. An inability to generate sufficient earnings and cash flow, and achieve our forecasts, may impact our operating and other activities. The potential fluctuations in our operating results could cause period-to-period comparisons of operating results not to be meaningful and may provide an unreliable indication of future operating results. Furthermore, our operating results may not meet the expectations of securities analysts or investors in the future or guidance we have given. If this occurs, the price of our stock would likely decline.
Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.
The trading prices of our common stock could be subject to significant fluctuations in response to, among other factors, variations in operating results, developments in the industries in which we do business, general economic conditions, general market conditions, changes in the nature and composition of our stockholder base, changes in securities analysts’ recommendations regarding our securities and our performance relative to securities analysts’ expectations for any quarterly period. Such volatility may adversely affect the market price of our common stock.
Future sales of our common stock in the public market could lower our stock price.
Sales of a substantial number of shares of common stock in the public market by our current stockholders, or the threat that substantial sales may occur, could cause the market price of our common stock to decrease significantly or make it difficult for us to raise additional capital by selling stock. Furthermore, we have various equity incentive plans that provide for awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. As of December 31, 2008, the aggregate number of shares of our common stock issuable pursuant to outstanding grants and awards under these plans was approximately 11.1 million shares (approximately 6.7 million of which have vested). In addition, approximately 5.8 million shares may be issued in connection with future awards under our equity incentive plans. Shares of common stock issued under these plans are freely transferable without further registration under the Securities Act of 1933, as amended (the “Securities Act”), except for any shares held by affiliates (as that term is defined in Rule 144 under the Securities Act). We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock.
Interests of certain of our significant stockholders may conflict with yours.
ValueAct Capital and affiliates (“ValueAct”) owned approximately 22.1% of our common stock as of December 31, 2008, while Silver Lake Partners and affiliates (“Silver Lake”) owned approximately 12.8% on the same date. To our knowledge, three other institutional investors each presently hold over 5% of our common stock. Additionally, representatives of Silver Lake and ValueAct in the aggregate presently hold three seats on our Board of Directors.
While no stockholder or institutional investor individually holds a majority of our outstanding shares, these significant stockholders may be able, either individually or acting together, to exercise significant influence over matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, adoption or amendment of equity plans and approval of significant transactions such as mergers, acquisitions, consolidations and sales or purchases of assets. In addition, in the event of a proposed acquisition of the company by a third party, this concentration of ownership may delay or prevent a change of control in the Company. Accordingly, the interests of these stockholders may not always coincide with our interests or the interests of other stockholders, or otherwise be in the best interests of the Company or all stockholders.
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
ITEM 2. PROPERTIES.
Our corporate headquarters is located in approximately 213,000 square feet of leased office space in three buildings located in Stamford, Connecticut, USA. Our Stamford facility accommodates research and analysis, marketing, sales, client support, production, and corporate services and administration. The lease on this facility expires in late 2010, and does provide for a renewal option.
We also have a significant presence in the United Kingdom with approximately 72,000 square feet of leased office space in two buildings located in Egham, UK, for which the leases expire in 2020 and 2025, respectively.
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
Our 2009 Annual Meeting of Stockholders will be held on June 4, 2009 at the Company’s offices in Stamford, Connecticut.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
As of January 30, 2009, there were approximately 2,665 holders of record of our common stock, which is listed on the New York Stock Exchange under the symbol IT. The following table sets forth the high and low sale prices for our common stock as reported on the New York Stock Exchange for the periods indicated:

	2008		2007
	High	Low	High	Low

Quarter ended March 31	$21.29	$13.75	$24.00	$19.44
Quarter ended June 30	24.80	19.50	28.44	23.57
Quarter ended September 30	28.39	19.20	25.07	19.98
Quarter ended December 31	22.80	13.07	26.59	16.10
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
SHARE REPURCHASES
The following table provides detail related to repurchases of our common stock in the fourth quarter of 2008. All shares repurchased were added to treasury stock. All repurchases were made pursuant to a publicly announced $250.0 million share repurchase program that was authorized by the Board of Directors in February 2008. The open market purchases were made by brokers pursuant to purchase programs that complied with Rules 10b5-1 and 10b-18 under the Exchange Act.

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of
			Part of Publicly	Shares that May Yet
	Total Number of	Average Price Paid	Announced Plans or	Be Purchased Under
	Shares Purchased	Per Share	Programs	the Plans or Programs
Period	(#)	($)	(#)	($000’s)
October	1,282,181	$17.94	1,282,181
November	—	—	—
December	211	17.83	211

Total fourth quarter 2008 (1)	1,282,392	$17.94	1,282,392	$82,381

(1)	For the year ended December 31, 2008, the Company repurchased 9,719,573 shares at an average price of $20.43 per share, for a total cost of approximately $198.6 million.

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

(In thousands, except per share data)	2008	2007	2006	2005	2004

STATEMENT OF OPERATIONS DATA:
Revenues:
Research	$773,257	$673,335	$571,217	$523,033	$480,486
Consulting	347,404	325,030	305,231	301,074	259,419
Events	150,080	160,065	146,412	126,475	113,302
Other	8,324	10,045	14,439	13,558	15,523

Total revenues	1,279,065	1,168,475	1,037,299	964,140	868,730
Operating income	164,368	129,458	98,039	20,474	35,901
Income (loss) from continuing operations	97,148	70,666	54,258	(6,200)	11,584
Income from discontinued operations	6,723	2,887	3,934	3,763	5,305

Net income (loss)	$103,871	$73,553	$58,192	$(2,437)	$16,889

PER SHARE DATA:
Basic:
Income (loss) from continuing operations	$1.02	$0.68	$0.48	$(0.05)	$0.10
Income from discontinued operations	0.07	0.03	0.03	0.03	0.04

Income (loss) per share	$1.09	$0.71	$0.51	$(0.02)	$0.14

Diluted:
Income (loss) from continuing operations	$0.98	$0.65	$0.47	$(0.05)	$0.09
Income from discontinued operations	0.07	0.03	0.03	0.03	0.04

Income (loss) per share	$1.05	$0.68	$0.50	$(0.02)	$0.13

Weighted average shares outstanding
Basic	95,246	103,613	113,071	112,253	123,603
Diluted	99,028	108,328	116,203	112,253	126,326

OTHER DATA:
Cash and cash equivalents	$140,929	$109,945	$67,801	$70,282	$160,126
Total assets	1,093,065	1,133,210	1,039,793	1,026,617	861,194
Long-term debt	238,500	157,500	150,000	180,000	150,000
Stockholders’ (deficit) equity	(21,316)	17,498	26,318	146,588	130,048

The following items impact the comparability of our consolidated data:
•	In February 2008 the Company sold its Vision Events business, which had been part of its Events segment, and has reported the results of operations of this business as a discontinued operation (see Note 2 — Discontinued Operations in the Notes to the Consolidated Financial Statements). As a result, the statement of operations and per share data for 2004 — 2007 have been restated to present the results of the Vision Events business as a discontinued operation in order to be consistent with the current year presentation.

•	The results of META Group, Inc. (“META”) are included in our consolidated results beginning April 1, 2005, the date of acquisition.

•	We repurchased 9.7 million, 8.4 million, 14.9 million, 0.8 million, and 26.6 million of our common shares in 2008, 2007, 2006, 2005 and 2004, respectively.

•	We had pre-tax stock compensation expense of $20.7 million, $24.1 million, and $16.7 million in 2008, 2007 and 2006, respectively, under Statement of Financial Accounting Standards 123(R), “Share-Based Payment.” We adopted this statement on January 1, 2006, under the modified prospective transition method.

•	During 2006 and 2005 we recorded $1.5 million and $15.0 million, respectively, in pre-tax META integration charges.

•	We recorded Other charges, which includes costs for severance, excess facilities, and other items, on a pre-tax basis, of $0 in 2008, $9.1 million in 2007, $0 in 2006, $29.2 million in 2005, and $35.8 million in 2004.
•	In 2004 we recorded pre-tax charges of $2.7 million for goodwill impairment and $3.1 million of foreign currency charges related to the closing of certain operations in South America.
•	We recorded pre-tax charges for loss on investments, net of $5.8 million in 2005 and $3.0 million in 2004.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The purpose of the following Management’s Discussion and Analysis (“MD&A”) is to help facilitate the understanding of significant factors influencing the operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our consolidated financial statements and related notes included in this report. Historical results and percentage relationships are not necessarily indicative of operating results for future periods.
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
BUSINESS OVERVIEW
Gartner, Inc. is the world’s leading information technology research and advisory company that helps executives use technology to build, guide and grow their enterprises. We offer independent and objective research and analysis on the information technology, computer hardware, software, communications and related technology industries. We provide comprehensive coverage of the IT industry to approximately 10,000 client organizations, including approximately 400 of the Fortune 500 companies, across 80 countries. Our client base consists primarily of CIOs and other senior IT and executives from a wide variety of business enterprises, government agencies and the investment community.
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

BUSINESS MEASUREMENTS
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
We had total revenues of $1,279.1 million in 2008, up 9% over the prior year. Total revenues increased in all of our geographic regions. We had income from continuing operations of $97.1 million in 2008, or $0.98 per diluted share, compared to income from continuing operations of $70.7 million, or $0.65 per diluted share, for 2007. These improved results are due to a number of factors, including higher overall revenues in Research and Consulting, a continued focus on expense management, the impact of a legal settlement and other charges in 2007, the favorable impact of foreign currency, and a lower share base due to share repurchases. These positive trends offset lower revenue and profitability in our Events segment.
In our Research business, we had strong, double-digit revenue growth in 2008, with revenues up 15% over the prior year, to $773.2 million. Revenue growth occurred across our entire product portfolio, with all client sizes, industry segments, and products delivering growth. Research contract value was $834.3 million at December 31, 2008, up 11% from December 31, 2007, and a record level for us. Our contract value growth was broad-based across all of our industry sectors. Excluding the favorable impact of foreign currency translation, revenues and contract value were up 14% and 8% year-over-year, respectively.

Our client retention and wallet retention rates for 2008 remained strong at 82% and 98%, respectively, compared to 82% and 101% in the prior year. Our Executive Program membership was 3,733 at December 31, 2008, compared to 3,753 members at December 31, 2007.
Consulting revenue in 2008 was up 7% over 2007, to $347.4 million, reflecting growth in our core consulting and benchmarking businesses and exceptionally strong results in our contract optimization business. Our consultant utilization rate increased 3 points, to 72% from 69% in the prior year, reflecting improved engagement management. Billable headcount was 499 at December 31, 2008, up from 472 at December 31, 2007. The hourly billing rate remained above $350 per hour in 2008, while the average annualized revenue per billable headcount was approximately $458,000 for 2008, about 7% higher than the prior year. Consulting backlog at December 31, 2008 was $97.2 million, down from $121.4 million at December 31, 2007.
Events revenues decreased 6%, or $10.0 million, to $150.1 million in 2008 compared to $160.1 million in 2007. We held 70 events in 2008 compared to 62 in 2007. The revenue decrease was due to declines in both the number of attendees and exhibitors, as travel restrictions and other expense controls negatively impacted our fourth quarter Events segment results. For 2009, we are currently planning to hold 54 events.
For a more detailed discussion of our segment results, see Segment Results below.
We repurchased 9.7 million of our common shares in 2008. We had $184.4 million of operating cash flow in 2008, significantly higher than the prior year, and we ended the year with $140.9 million in cash and cash equivalents. As of December 31, 2008, we also had $178.3 million of available borrowing capacity under our revolving credit facility. We believe we have a strong cash position and adequate borrowing capacity.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements requires the application of appropriate accounting policies. Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements. Management considers the policies discussed below to be critical to an understanding of our financial statements because their application requires complex and subjective judgments and the use of estimates. Specific risks for these critical accounting policies are described below.
Revenue recognition — We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), and SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Once all required criteria for revenue recognition have been met, revenue by significant source is accounted for as follows:
•	Research revenues are derived from subscription contracts for research products. Revenues from research products are deferred and recognized ratably over the applicable contract term;

•	Consulting revenues are principally generated from fixed fee and time and material engagements. Revenue from fixed fee contracts is recognized on a percentage of completion basis. Revenues from time and materials engagements is recognized as work is delivered and/or services are provided. Revenues related to contract optimization contracts are contingent in nature and are only recognized upon satisfaction of all conditions related to their payment.

•	Events revenues are deferred and recognized upon the completion of the related symposium, conference or exhibition;

•	Other revenues consist primarily of fees from research reprints which are recognized when the reprint is shipped.
The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that may have cancellation or fiscal funding clauses, which have not produced material cancellations to date. It is our policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue, since the contract represents a legally enforceable claim.
For those government contracts that permit termination, we bill the client the full amount billable under the contract but only record a receivable equal to the earned portion of the contract. In addition, we only record deferred revenue on these government contracts when cash is received. Deferred revenues attributable to government contracts were $61.6 million and $57.6 million at December 31, 2008 and December 31, 2007, respectively. In addition, at December 31, 2008 and December 31, 2007, we had not recognized uncollected receivables or deferred revenues relating to government contracts that permit termination, of $12.1 million and $10.8 million, respectively.
Uncollectible fees receivable — The allowance for losses is composed of a bad debt and a sales and allowance reserve. Provisions are charged against earnings, either as a reduction to revenues or an increase to expense. The measurement of likely and probable losses and the allowance for uncollectible fees receivable is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires material estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of fees receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients’ liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due, and the effectiveness of our collection efforts. The following table provides our total fees receivable, along with the related allowance for losses (in thousands):

	December 31,
	2008	2007

Total fees receivable	$326,311	$363,376
Allowance for losses	(7,800)	(8,450)

Fees receivable, net	$318,511	$354,926

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
Accounting for income taxes — As we prepare our consolidated financial statements, we estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating our current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We record a valuation allowance to reduce our deferred tax assets when future realization is in question. We consider the availability of loss carryforwards, existing deferred tax liabilities, future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we determine that we are able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment is made to reduce the valuation allowance and increase income in the period such determination is made. Likewise, if we determine that we will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the valuation allowance is charged against income in the period such determination is made.
On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) (see Note 11 — Income Taxes in the Notes to the Consolidated Financial Statements). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes.
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
RESULTS OF OPERATIONS
In February 2008 the Company sold its Vision Events business, which had been part of its Events segment, and has reported the results of operations of this business as a discontinued operation (see Note 2 — Discontinued Operations in the Notes to the Consolidated Financial Statements). As a result, the results discussed below and in the “Segment Results” section for the years ended prior to December 31, 2008 have been restated to present the results of operations of the Vision Events business as a discontinued operation in order to be consistent with the current year presentation.
2008 VERSUS 2007
TOTAL REVENUES increased by $110.6 million, or 9%, to $1,279.1 million in 2008 from $1,168.5 million during 2007. Excluding the favorable effects of foreign currency translation, total revenues for 2008 would have increased 8% over 2007.
Total revenues increased in all of our geographic regions. Revenues from sales to United States and Canadian clients increased 9%, to $723.2 million in 2008 from $661.2 million in 2007. Revenues from sales to clients in Europe, the Middle East and Africa (“EMEA”) increased to $430.4 million in 2008 from $403.9 million in 2007, a 7% increase. Revenues from sales to clients in our Other International region increased 21%, to $125.4 million in 2008 from $103.3 million in 2007.
An overview of our results by segment follows:
•	Research revenues increased 15% in 2008 to $773.3 million, compared to $673.3 million in 2007, and comprised approximately 60% and 58% of our total revenues in 2008 and 2007, respectively.

•	Consulting revenues increased 7% in 2008 to $347.4 million, compared to $325.0 million in 2007, and comprised approximately 27% and 28% of our total revenues in 2008 and 2007, respectively.
•	Events revenues were $150.1 million in 2008, a decrease of 6% from $160.1 million in 2007, and comprised approximately 12% and 14% of our total revenues in 2008 and 2007, respectively.
•	Other revenues, consisting principally of research reprint revenues, declined to $8.3 million in 2008 from $10.0 million in 2007.
Please refer to the section of this MD&A entitled “Segment Results” for a further discussion of results by segment.
COST OF SERVICES AND PRODUCT DEVELOPMENT increased $24.0 million, or about 5%, when comparing 2008 with 2007, to $554.8 million from $530.8 million. Excluding the unfavorable impact of foreign exchange, Cost of service and product development would have increased by about 4%.
The year-over-year increase of $24.0 million was due to several factors. We had $17.0 million of higher salary, commissions, and other benefit costs, $5.7 million in additional severance and benefits charges related to our fourth quarter reduction in force, and $4.0 million in additional Events fulfillment costs. The impact of foreign currency translation added about $2.1 million of expense. Partially offsetting these higher charges was a decrease of approximately $3.0 million in lower headcount costs, primarily due to our exit from consulting operations in Asia-Pacific in mid-2007, as well as lower stock-compensation charges of about $1.2 million.
As a percentage of sales, Cost of services and product development was 43% and 45% in 2008 and 2007 respectively, a decrease of 2 points, which is due to a number of factors. These factors include higher revenues coupled with the inherent operating leverage in our Research business, improved productivity in core Consulting, substantially increased revenues in our higher margin contract optimization business in our Consulting segment, and a continued focus on expense management.
SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) expense increased 13%, or $59.6 million, to $532.4 million in 2008 compared to $472.7 million in 2007. The year-over-year impact of foreign currency translation was flat.
The $59.6 million increase in SG&A expense resulted primarily from increased investment in our sales organization, severance and benefits charges related to our fourth quarter reduction in force, and increases in other payroll and benefits costs. Growth in our sales organization resulted in approximately $38.0 million of additional payroll and benefits, commissions, and travel expense in 2008 when compared to 2007. We now have 928 quota-bearing sales associates, a 15% increase over December 31, 2007. We had $2.8 million in severance and benefits charges related to our fourth quarter reduction in force, while higher payroll and related benefits costs for our other staff added about $13.0 million in costs. The remaining increase was spread across a number of other cost categories, which was offset to some extent by lower recruiting and stock-compensation charges.
DEPRECIATION expense increased 7% in 2008, to $25.9 million compared to $24.3 million for the prior year. The increase was primarily due to a change in the mix of investment in capital expenditures.
AMORTIZATION OF INTANGIBLES was $1.6 million in 2008 compared to $2.1 million in 2007. The decrease was due to certain intangibles becoming fully amortized in 2007.
OTHER CHARGES was zero in 2008 and $9.1 million in 2007. The $9.1 million included charges of $8.7 million related to the settlement of litigation and $2.7 million of severance costs related to the Company’s exit from consulting operations in Asia. Offsetting these charges was a credit of $2.3 million related to an excess facility which the Company returned to service.
OPERATING INCOME was $164.4 million and $129.5 million in 2008 and 2007, respectively, an increase of $34.9 million, or 27%. Operating income as a percentage of revenues was 13% in 2008 and 11% in 2007, which is due to a number of factors, the most significant being the impact from higher revenues in our Research and Consulting businesses. Please refer to the section of this MD&A entitled “Segment Results” below for a further discussion of revenues and results by segment. The improved operating performance also reflects our continued focus on expense management, charges of $9.1 million in 2007 related to the settlement of litigation and other items, and a positive impact from foreign currency translation.
INTEREST EXPENSE, NET was $19.3 million and $22.2 million in 2008 and 2007, respectively, a decrease of $2.9 million. The decrease was primarily due to a decline in the weighted-average interest rate on our outstanding debt. The weighted-average interest rate on our debt, including the impact of our interest rate swaps, was 4.8% in 2008 and 6.0% in 2007. The impact of the lower average rate was partially offset by an increase in the weighted-average amount of debt outstanding of approximately $50.0 million during 2008. In 2008 we also had about $0.2 million of additional interest income, as well as a $0.2 million decrease in the amortization of debt issuance costs, both of which are recorded in Interest Expense, net.
OTHER (EXPENSE) INCOME, NET was $(0.4) million in 2008 and $3.2 million in 2007. The $(0.4) million Other expense in 2008 primarily consisted of a $1.2 million gain related to the settlement of a litigation matter and net foreign currency exchange gains and losses. The $3.2 million of Other income in 2007 primarily consisted of a $1.8 million gain from the settlement of a claim and net foreign currency exchange gains and losses.
PROVISION FOR INCOME TAXES on continuing operations was $47.6 million in 2008 as compared to $39.8 million 2007. The effective tax rate was 32.9% in 2008 and 36.0% in 2007. The lower effective tax rate in 2008 as compared to 2007 was attributable to several items. The most significant of these items included the following: (a) the Company generated a larger percentage of its income in low tax jurisdictions in 2008 as compared to 2007, and (b) differences relating to the tax impact of repatriated funds in 2008 as compared to 2007.
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES, which includes the results of the Company’s Vision Events business, was $6.7 million and $2.9 million for 2008 and 2007, respectively. The Company sold the Vision Events business, which had been part of the Company’s Events segment, in early 2008. The results for 2008 include a net gain on the sale of approximately $7.1 million and a loss from operations of $(0.4) million.
NET INCOME was $103.9 million and $73.6 million for 2008 and 2007, respectively, an increase of $30.3 million, or 41%.
Basic earnings per share was $1.09 per share in 2008 and $0.71 per share in 2007, while diluted was $1.05 per share in 2008 and $0.68 per share in 2007. Both basic and diluted earnings for 2008 include $0.07 per share from discontinued operations, while basic and diluted earnings for 2007 include $0.03 per share from discontinued operations.
2007 VERSUS 2006
TOTAL REVENUES increased $131.2 million, or 13%, to $1,168.5 million in 2007 from $1,037.3 million during 2006. Excluding the favorable effects of foreign currency translation, total revenues for 2007 would have increased 9% over 2006.
•	Research revenues increased 18% in 2007 to $673.3 million, compared to $571.2 million in 2006, and comprised approximately 58% and 55% of total revenues in 2007 and 2006, respectively.
•	Consulting revenues in 2007 of $325.0 million were up 6% compared to $305.2 million in 2006, and comprised approximately 28% and 29% of total revenues in 2007 and 2006, respectively.
•	Events revenues were $160.1 million in 2007, an increase of 9% from $146.4 million in 2006, and comprised approximately 14% of total revenues in both 2007 and 2006.
•	Other revenues, consisting principally of research reprint revenues, declined to $10.0 million in 2007 from $14.4 million in 2006.
Please refer to the section of this MD&A entitled “Segment Results” for a further discussion of revenues by segment.
Revenues increased in all regions. Revenues from sales to United States and Canadian clients increased 9%, to $661.2 million in 2007 from $608.3 million in 2006. Revenues from sales to clients in Europe, the Middle East and Africa (“EMEA”) increased to $403.9 million in 2007 from $337.7 million in 2006, a 20% increase. Revenues from sales to clients in the Other International region increased 13%, to $103.3 million in 2007 from $91.3 million in 2006.
COST OF SERVICES AND PRODUCT DEVELOPMENT increased $40.2 million, or 8%, when comparing 2007 with 2006, to $530.1 million from $490.6 million, respectively. Excluding the unfavorable effects of foreign currency translation, Cost of services and product development would have increased about 4%. The $40.2 million increase was primarily due to the impact of foreign currency, which added about $17.0 million of additional expense, $18.2 million of merit salary, bonus, and fringe increases, $6.4 million of higher event fulfillment costs driven by higher events revenue, and additional stock-based compensation costs under SFAS No. 123(R) of about $2.5 million. These increases were offset to some extent by lower non-sales headcount and other charges. For the years ended December 31, 2007 and 2006, Cost of services and product development as a percentage of revenue was 45% and 47%, respectively.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) expense increased $59.7 million, or 14% to $472.7 million from $413.1 million when comparing 2007 to 2006. Excluding the unfavorable effects of foreign currency translation, SG&A expense would have increased by 12% year-over-year. The $59.7 million increase in SG&A year-over-year resulted primarily from increased investment in our sales organization, with expenses up approximately $30.0 million, foreign currency translation, which added about $9.1 million of expense, and additional stock-based compensation under SFAS No. 123(R) of $5.4 million. As of December 31, 2007, we had 806 sales associates, a 22% increase over the prior year-end. While SG&A expense increased 14% year-over-year, when sales-related expenses are excluded General and Administrative (G&A) expense was down about one percentage point year-over-year as a percentage of revenue.
DEPRECIATION expense for the year ended December 31, 2007 was $24.3 million compared to $23.4 million in 2006, driven by higher capital expenditures. We had $24.2 million and $21.1 million of capital expenditures in 2007 and 2006, respectively.
AMORTIZATION OF INTANGIBLES was $2.1 million in 2007 compared to $10.7 million in 2006. The decrease was due to certain intangibles becoming fully amortized in 2006.
META INTEGRATION CHARGES was zero in 2007 and $1.5 million in 2006. These expenses were primarily for severance, and for consulting, accounting, and tax services.
OTHER CHARGES was $9.1 million and zero in 2007 and 2006, respectively. The $9.1 million included charges of $8.7 million related to the settlement of litigation and $2.7 million of severance costs related to the Company’s exit from consulting operations in Asia. Offsetting these charges was a credit of $2.3 million related to an excess facility which the Company returned to service.
OPERATING INCOME was $129.5 million and $98.0 million in 2007 and 2006, respectively, an increase of $31.4 million, or 32%. Operating income as a percentage of revenues was 11% in 2007 and 9% in 2006. The improved operating income primarily resulted from higher revenues in our Research and Consulting businesses. Please refer to the section of this MD&A entitled “Segment Results” below for a further discussion of revenues and results by segment.
INTEREST EXPENSE, NET was $22.2 million and $16.6 million for the years ended December 31, 2007 and 2006, respectively. The increase in our interest expense was due to a higher weighted-average amount of debt outstanding in 2007. The increased interest expense from additional debt outstanding was partially offset by a slight decline in rates and higher interest income.
OTHER (EXPENSE) INCOME, NET was $3.2 million and $(0.8) million for the years ended December 31, 2007 and 2006, respectively. 2007 includes a gain from the settlement of a claim for $1.8 million, while the majority of the remaining net balances in both years consists of net foreign currency exchange gains and losses.
PROVISION FOR INCOME TAXES was $39.8 million for 2007 as compared to $26.4 million in 2006. The effective tax rate for 2007 was 36.0% as compared to 32.7% for 2006. The higher effective tax rate in 2007 as compared to 2006 was attributable to several items. The most significant of these items included the following: (a) the Company generated a smaller percentage of its income in low tax jurisdictions in 2007 as compared to 2006, and (b) differences relating to the release of valuation allowances and changes in reserves.
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES, which includes the results of the Company’s Vision Events business, was $2.9 million and $3.9 million in 2007 and 2006, respectively.
NET INCOME was $73.6 million and $58.2 million for 2007 and 2006, respectively, an increase of $15.4 million, or 26%.
Basic earnings per share was $0.71 per share in 2007 and $0.51 per share in 2006, while diluted was $0.68 per share in 2007 and $0.50 per share in 2006. The basic and diluted earnings for both 2007 and 2006 includes $0.03 per share from discontinued operations.
2008 SEGMENT RESULTS
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

Research
Revenue in our Research business was up 15% in 2008, to $773.3 million, from $673.3 million for 2007. We had growth across our entire product portfolio in 2008. Excluding the favorable impact of foreign currency, revenue was up approximately 14% over the prior year.
Research gross contribution increased to $507.7 million in 2008 from $429.1 million in 2007, an 18% increase, while the contribution margin increased 2 points, to 66% from 64%. The year-over-year contribution margin improved primarily due to our stronger revenue performance coupled with the operating leverage inherent in our Research business, along with tight expense management.
Contract value was $834.3 million as of December 31, 2008, up 11% from $752.5 million at December 31, 2007. Adjusted for the favorable impact of foreign currency translation, contract value was up approximately 8%. At December 31, 2008, our research client retention rate remained strong at 82%, the same rate as of December 31, 2007. Wallet retention was 98% at December 31, 2008, down from 101% at December 31, 2007. Our Executive Program membership was 3,733 at December 31, 2008, compared to 3,753 members at December 31, 2007.
Consulting
Consulting revenues were $347.4 million and $325.0 million for 2008 and 2007, respectively, an increase of $22.4 million, or 7%. Excluding the favorable impact of foreign currency translation, revenues for 2008 were up about 6%. The revenue increase was due to strength in both the core Consulting and benchmarking businesses and exceptionally strong results in our contract optimization business. Contributing to the year-over-year revenue increase in our contract optimization business was the completion of one large contract in the fourth quarter of 2008 which resulted in approximately $11.0 million of revenue.
Consulting gross contribution of $141.4 million for 2008 increased 10% from the $128.2 million for 2007, while the contribution margin for 2008 increased 2 points, to 41% from 39% in the prior year. The increase in gross contribution and the gross contribution margin was driven by improved utilization on higher headcount and higher billing rates, and higher revenues in our contract optimization business, which has a higher margin than our core Consulting business.
Our consultant utilization rates were 72% and 69% for 2008 and 2007, respectively, while the $366 hourly billing rate was up about 3% year-over-year. Our billable headcount was 499 at December 31, 2008 compared to 472 at December 31, 2007. Our average annualized revenue per billable headcount was approximately $458,000 for 2008, about 7% higher than the prior year. These strong metrics reflect improved engagement management and the continuation of our focus on larger and more profitable engagements.
Consulting backlog, which represents future revenues to be recognized from in-process consulting, measurement and SAS, was $97.2 million at December 31, 2008, compared to $121.4 million at December 31, 2007, as bookings slowed in the fourth quarter of 2008 due to the weaker economic environment.
While we ended 2008 with 499 billable consultants, the reduction in force action we took in January 2009 reduced this number by approximately 30 consultants. This action was taken in order to better align our delivery resources with the lower backlog as we move into 2009.
Events
Events revenues decreased 6% year-over-year, or $10.0 million, to $150.1 million in 2008 compared to $160.1 million in 2007, reflecting lower revenues from both attendees and exhibitors. Excluding the favorable impact of foreign currency translation, events revenues were down approximately 7% year-over-year. We held 70 events in 2008 compared to 62 events in 2007, with overall attendance down about 6%, to 41,352 in 2008 from 44,216 in 2007.
The 70 events held in 2008 included 59 on-going events and 11 new events. During 2008, the number of exhibitors at our on-going events declined by approximately 13%, while attendance was 38,961 as compared to 42,554 attendees in 2007, an 8% decrease. Pricing at these on-going events declined slightly for attendees but increased slightly for exhibitors. Revenues from the 11 new events we held in 2008 was only slightly higher than the events we discontinued. The majority of the year-over-year revenue shortfall occurred in our fourth quarter, as travel restrictions, cuts in marketing budgets, and other expense controls at many companies took effect in response to the credit crisis and weakening global economy.

Events gross contribution was $65.0 million in 2008 compared to $81.9 million for 2007, while the year-over-year gross contribution margin declined by 8 points, to 43% from 51%. The decrease in gross contribution margin was primarily due to lower revenues, higher fulfillment costs, the impact of lower margin new events, and severance charges related to our reduction in force.
As a result of the travel restrictions and other budget cuts at many companies and the weakening economy, we have reduced the number of events planned in 2009 to 54, which reflects the discontinuance of 18 events, including our two Spring Symposia, as well as the launch of only two smaller, new events. The 18 discontinued events had approximately $21.0 million of revenue in 2008.
2007 SEGMENT RESULTS
Research
Revenue in our Research business increased $102.1 million or 18% in 2007, to $673.3 million compared to $571.2 million for 2006. We had year-over-year growth across our entire product portfolio and in all of our geographic regions. Excluding the favorable impact of foreign currency, revenue was up about 15% year-over-year. Research gross contribution increased to $429.1 million in 2007, from $345.5 million in 2006, a 24% increase, while the contribution margin increased 4 points, to 64% from 60%. The contribution margin improved primarily due to our stronger revenue performance.
Contract value was $752.5 million at December 31, 2007, up 18% from $640.3 million at December 31, 2006. The year-over-year increase was driven by increases in both core research and Executive Programs, and reflects the success of our new role-based product offerings. We had contract value growth across all of our major geographic regions and client industry segments. Adjusted for the favorable impact of foreign currency translation, contract value was up about 14% year-over-year.
At December 31, 2007, our research client retention rate remained strong at 82%, up from 81% at December 31, 2006. Wallet retention was 101% at December 31, 2007, up from 96% at December 31, 2006, reflecting higher spending at retained clients. Our Executive Program membership was 3,753 at December 31, 2007, which is up about 3% over the prior year-end.
Consulting
Consulting revenues were $325.0 million in 2007, compared to $305.2 million in 2006, an increase of 6%, or $19.8 million, despite a decline in billable headcount. Excluding the favorable impact of foreign currency translation, revenues were up 3% year-over-year. The increased revenue was driven by substantial improvement in our contract optimization business as well as higher utilization and billing rates in our core consulting business. Our contract optimization business was weak in the fourth quarter of 2006 due to changes in sales incentives, which we rectified in 2007. Billable headcount was 472 at December 31, 2007 compared to 518 at December 31, 2006, a 9% decrease. The reduced billable headcount primarily reflects our decision to exit our consulting business in Asia.
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
Events
Events revenues for 2007 increased 9%, or $13.7 million, to $160.1 million compared to $146.4 million in 2006. Adjusted for the favorable impact of foreign exchange, revenues were up approximately 5%. We held 62 events in 2007 and 58 in 2006. The increased revenue was primarily due to the addition of 10 new events in 2007 and an increase in both attendee volume and ticket prices.
Attendance at events was 44,216 in 2007, about an 8% increase over 2006. Gross contribution was $81.9 million in 2007 compared to $75.4 million in 2006, a 9% increase, while gross contribution margin was 51% in both 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations primarily through cash generated from our on-going operating activities. For the year ended December 31, 2008, we had cash from operating activities of $184.4 million, approximately 24% higher than the $148.3 million realized in 2007. During 2008, we used $200.8 million of our cash to repurchase our common shares.
As of December 31, 2008, we had $140.9 million of cash and cash equivalents and $178.3 million of available borrowing capacity under our revolving credit facility (not including a $100.0 million expansion feature). We believe that the cash we expect to earn from our on-going operating activities, our existing cash balances, and the borrowing capacity we have under our five-year revolving credit facility will be sufficient for our expected short-term and foreseeable long-term operating needs.
The following sections discuss the Company’s changes in cash and cash equivalents for the three years ending December 31, 2008:
2008
Cash provided by operating activities totaled $184.4 million for the year December 31, 2008, compared to cash provided of $148.3 million for the year ended December 31, 2007, a $36.1 million, or 24% increase. The increase in cash flow from operating activities was primarily due to substantially increased cash from our core operations and improvement in our working capital, which together added approximately $45.0 million in higher operating cash flow. Our working capital improved primarily due to improved collection of receivables. Also contributing to the improved cash flow was $12.0 million in lower cash payments related to severance, excess facilities, and settlement of litigation, and about $2.0 million less in interest paid on our debt as interest rates declined. The improved operating cash flow in 2008 was somewhat offset by higher cash payments for taxes and bonuses of approximately $23.0 million.
Cash used in investing activities was $16.5 million for the year ended December 31, 2008, compared to cash used of $24.1 million in 2007. We had capital expenditures of $24.3 million in the year ended December 31, 2008, which was offset by net cash proceeds from the sale of our Vision Events business of approximately $7.8 million. We had capital expenditures of $24.2 million in 2007.
Cash used in financing activities totaled $119.8 million in 2008 compared to cash used of $93.7 million in 2007, an increase in cash used of $26.1 million. The increased use of cash was primarily due to a significantly higher use of cash for stock repurchases in 2008. We used an additional $34.0 million of cash to repurchase our shares in 2008, to $200.8 million in 2008 compared to $166.8 million in 2007. Partially offsetting the additional use of cash used for stock repurchases was an increase of $10.2 million in cash proceeds from stock issued for stock plans, which rose to $44.7 million in 2008 compared to $34.5 million in 2007, driven by higher option exercises.
Our cash and cash equivalents was $140.9 million as of December 31, 2008, compared to $109.9 million at December 31, 2007. The effect of exchange rate changes decreased cash and cash equivalents by approximately $17.1 million for the year ended December 31, 2008. Our cash and cash equivalents are held in numerous locations throughout the world, with 55% held outside the U.S. as of December 31, 2008.
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

Cash used in financing activities increased slightly, to $93.7 million for the year ended December 31, 2007, compared to $91.5 million in 2006. On a net basis, we borrowed $24.0 million in 2007 compared to $123.0 million in 2006, a decrease of $99.0 million year-over-year. We decreased our use of cash to repurchase shares by $103.9 million, as we repurchased $166.8 million of our common stock in 2007 compared to $270.7 million in 2006. We received proceeds from stock issued under stock plans of $34.5 million in 2007, compared to $46.7 million in 2006, a decrease of $12.2 million. Excess tax benefits from stock compensation increased approximately $5.6 million, to $14.8 million in 2007 compared to $9.2 million in 2006.
At December 31, 2007, cash and cash equivalents totaled $109.9 million. The effect of exchange rates increased cash and cash equivalents by about $11.6 million during 2007.
OBLIGATIONS AND COMMITMENTS
At December 31, 2008, we had $416.3 million outstanding under our Credit Agreement, which provides for two amortizing term loans and a $300.0 million revolving credit facility. The revolving credit facility may be increased up to an additional $100.0 million at our lenders’ discretion (the “expansion feature”), for a total revolving credit facility of $400.0 million. However, the $100.0 million expansion feature may or may not be available to us depending upon prevailing credit market conditions.
The term loans are being repaid in consecutive quarterly installments plus a final payment due on January 31, 2012, and may be prepaid at any time without penalty or premium at our option. The revolving loans may be borrowed, repaid and reborrowed until January 31, 2012, at which time all amounts borrowed must be repaid. See Note 6 — Debt in the accompanying notes to the consolidated financial statements for additional information regarding the Company’s Credit Agreement.
The following table represents our contractual cash commitments due after December 31, 2008 (in thousands):

		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years

Operating leases (1)	$136,484	$30,980	$43,448	$18,628	$43,428
Debt outstanding (2), (3)	416,250	57,750	207,750	150,750	—
Deferred compensation arrangement (4)	16,537	1,469	3,164	2,766	9,138
FASB Interpretation No. 48 tax liability (5)	2,306	2,306	—	—	—

Totals	$571,577	$92,505	$254,362	$172,144	$52,566

(1)	The Company leases various facilities, furniture, and computer equipment expiring between 2009 and 2025.

(2)	Represent amounts due under the Company’s Credit Agreement.

(3)	Excludes required interest payments on our outstanding debt due to the variable nature of the interest rates and resulting payment amounts. Information regarding current interest rates on the Company’s debt is contained in Note 6—Debt in the Notes to the Consolidated Financial Statements contained within this Form 10-K. For the years ended December 31, 2008 and 2007, cash interest paid on our debt was $22.4 million and $24.1 million, respectively.

(4)	Represents a liability under the Company’s supplemental deferred compensation arrangement. Amounts payable to active employees whose payment date is unknown have been included in the More Than 5 Years category since the Company cannot determine when the amounts will be paid.

(5)	Includes interest and penalties. In addition to the $2.3 million liability, approximately $16.3 million of unrecognized tax benefits have been recorded as liabilities in accordance with FASB Interpretation 48, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table, the Company has also recorded a liability for potential interest and penalties of $1.5 million.

QUARTERLY FINANCIAL DATA

(in thousands, except per share data) 2008	First	Second	Third	Fourth

Revenues	$290,099	$343,939	$297,706	$347,321
Operating income	26,330	47,575	34,682	55,781
Net income	21,544	29,900	18,781	33,646
Net income per share (1)
Basic:
From continuing operations	$0.15	$0.32	$0.20	$0.36
From discontinued operations (2)	0.07	—	—	—

	$0.22	$0.32	$0.20	$0.36

Diluted:
From continuing operations	$0.14	$0.30	$0.19	$0.35
From discontinued operations (2)	0.07	—	—	—

	$0.21	$0.30	$0.19	$0.35

(in thousands, except per share data) 2007	First	Second	Third	Fourth

Revenues	$264,197	$292,848	$268,274	$343,156
Operating income (3)	19,470	20,439	22,526	67,023
Net income	8,192	14,048	12,494	38,819
Net income per share (1)
Basic:
From continuing operations	$0.09	$0.11	$0.11	$0.37
From discontinued operations	(0.01)	0.02	0.01	0.01

	$0.08	$0.13	$0.12	$0.38

Diluted:
From continuing operations	$0.09	$0.11	$0.10	$0.36
From discontinued operations	(0.01)	0.02	0.01	0.01

	$0.08	$0.13	$0.11	$0.37

(1)	The aggregate of the four quarters’ basic and diluted earnings per common share may not equal the reported full calendar year amounts due to the effects of share repurchases, dilutive equity compensation, and rounding.

(2)	The first quarter of 2008 includes $0.07 per share from gain on disposal of discontinued operations.

(3)	Includes $9.1 million of pre-tax Other charges in the second quarter of 2007.
NEW ACCOUNTING STANDARDS
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired in a business combination. The Statement requires that adjustments to tax benefits related to the acquiree that are recorded subsequent to the acquisition date will be recognized in income, rather than as an adjustment of goodwill under the current rules. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which for Gartner is the fiscal year beginning January 1, 2009.
As of December 31, 2008, we had approximately $8.3 million of unrecognized tax benefits and valuation allowances related to our acquisition of META. While the possibility exists that some portion of these items may reverse in future periods, we believe the impact to our provision and results of operations would not be significant. Accordingly, we do not believe the adoption of the standard will have a material impact on our financial position or results of operations.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (“SFAS No. 160”).” SFAS No. 160 requires the accounting and reporting of minority interests as noncontrolling interests and classified as a component of equity. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be the Company’s fiscal year beginning January 1, 2009. The Company does not believe the adoption of the standard will have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
We have exposure to changes in interest rates resulting from $296.3 million outstanding on our two term loans and $120.0 million outstanding on our revolver, all of which are floating rate borrowings. Our borrowings may be either prime-based or Libor-based. Interest rates under these borrowings include a base rate plus a margin between 0.00% and 0.75% on prime borrowings and between .625% and 1.75% on Libor borrowings.
As of December 31, 2008, the annualized interest rates on the original 2007 term loan, the 2008 term loan, and revolver were 2.46%, 2.96%, and 1.47%, respectively. The rates on the original and new term loans consisted of a three-month LIBOR base rate plus margins of 1.00% and 1.50% on the original term loan and 2008 term loan, respectively. The rate on the revolver consisted of a one-month LIBOR base rate plus a margin of 1.00%.
We have two interest rate swap contracts which effectively convert the floating base rates on the term loans to fixed rates. Including the effect of the interest rate swaps, the annualized interest rates on the original term loan and 2008 term loan were 6.06% and 4.42%, respectively, as of December 31, 2008.
The Company does not hedge the interest rate risk on the revolver. Accordingly, we are still exposed to interest rate risk on the revolver. A 25 basis point increase or decrease in interest rates would change pre-tax annual interest expense on the $300.0 million revolver by approximately $0.7 million when fully utilized.
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
We are exposed to foreign currency transaction risk since we enter into foreign currency forward exchange contracts to offset the effects of adverse fluctuations in foreign currency exchange rates. These instruments are typically short term and are reflected at fair value with unrealized and realized gains and losses recorded in earnings. At December 31, 2008, we had 15 foreign currency forward contracts outstanding with a total notional amount of $73.4 million and a net unrealized loss of $2.5 million. All of these contracts matured in January 2009.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents, accounts receivable, and interest rate swap contracts. The majority of the Company’s cash equivalent investments and its two interest rate swap contracts are with investment grade commercial banks that are participants in the Company’s Credit Agreement. Accounts receivable balances deemed to be collectible from customers have limited concentration of credit risk due to our diverse customer base and geographic dispersion.
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our consolidated financial statements for 2008, 2007, and 2006, together with the reports of KPMG LLP, independent registered public accounting firm, dated February 20, 2009, are included herein in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management conducted an evaluation, as of December 31, 2008, of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed or submitted under the Act.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of the Board of Directors.
Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2008, Gartner’s internal control over financial reporting was effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished pursuant to this item will be set forth under the captions “Proposal One: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Miscellaneous — Available Information” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2009. If the Proxy Statement is not filed with the SEC by April 30, 2009, such information will be included in an amendment to this Annual Report filed by April 30, 2009. See also Item 1. Business — Available Information.
NYSE Certification
The NYSE requires that the chief executive officers of its listed companies certify annually to the NYSE that they are not aware of violations by their companies of NYSE corporate governance listing standards. The Company submitted a non-qualified certification by its Chief Executive Officer to the NYSE in 2008 in accordance with the NYSE’s rules.

ITEM 11. EXECUTIVE COMPENSATION.
The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the caption “Executive Compensation” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2009. If the Proxy Statement is not filed with the SEC by April 30, 2009, such information will be included in an amendment to this Annual Report filed by April 30, 2009.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required to be furnished pursuant to this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed with the SEC by April 30, 2009. If the Proxy Statement is not filed with the SEC by April 30, 2009, such information will be included in an amendment to this Annual Report filed by April 30, 2009.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required to be furnished pursuant to this item will be set forth under the captions “Transactions With Related Persons” and “Corporate Governance — Director Independence” in the Company’s Proxy Statement to be filed with the SEC by April 30, 2009. If the Proxy Statement is not filed with the SEC by April 30, 2009, such information will be included in an amendment to this Annual Report filed by April 30, 2009.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2009. If the Proxy Statement is not filed with the SEC by April 30, 2009, such information will be included in an amendment to this Annual Report filed by April 30, 2009.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) 1. and 2. Consolidated Financial Statements and Schedules
The reports of our independent registered public accounting firm and consolidated financial statements listed in the Index to Consolidated Financial Statements herein are filed as part of this report.
All financial statement schedules not listed in the Index have been omitted because the information required is not applicable or is shown in the consolidated financial statements or notes thereto.
3. Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

3.1a(1)	Restated Certificate of Incorporation of the Company.

3.1b(2)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company, dated November 27, 2006.

3.2(3)	Amended Bylaws, as amended through February 2, 2006.

4.1(1)	Form of Certificate for Common Stock as of June 2, 2005.

4.2(2)	Second Amended and Restated Rights Agreement, dated as of November 6, 2006, between the Company and American Stock Transfer & Trust Company (as successor Rights Agent of Mellon Investor Services LLC).

4.3(5)	Credit Agreement, dated as of January 31, 2007, among the Company, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as administrative agent (the “Credit Agreement”).

4.4 (13)	First Amendment dated as of April 9, 2008 to the Credit Agreement.

10.1(6)	Form of Indemnification Agreement.

10.2(4)	Amended and Restated Securityholders Agreement dated as of July 12, 2002 among the Company, Silver Lake Partners, L.P. and other parties thereto.

10.3(7)	Lease dated December 29, 1994 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut.

10.4(8)	Lease dated May 16, 1997 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, 88 Gatehouse Road and 10 Signal Road, Stamford, Connecticut (amendment to lease dated December 29, 1994, see exhibit 10.3(7)).

10.5(7)+	1991 Stock Option Plan as amended and restated on October 19, 1999.

10.6(9)+	2002 Employee Stock Purchase Plan, as amended and restated effective June 1, 2008.

10.7(1)+	1994 Long Term Stock Option Plan, as amended and restated on October 12, 1999.

10.8(1)+	1998 Long Term Stock Option Plan, as amended and restated on October 12, 1999.

10.9(10)+	1999 Stock Option Plan.

10.10(1)+	2003 Long-Term Incentive Plan, as amended and restated on June 29, 2005.

10.11*	2008-1 Amendment to 2003 Long-Term Incentive Plan dated October 28, 2008.

10.12*	2008-2 Amendment to 2003 Long-Term Incentive Plan dated October 28, 2008.

10.13*	Amended and Restated Employment Agreement between Eugene A. Hall and the Company dated as of December 31, 2008.

10.14(11)+	Restricted Stock Agreement by and between Eugene A. Hall and the Company dated November 9, 2005.

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.15*	Company Deferred Compensation Plan, effective January 1, 2009.

10.16*	Company Executive Benefits Program, effective December 19, 2008.

10.17(12)+	Form of Stock Appreciation Right Agreement for executive officers.

10.18(12)+	Form of Restricted Stock Unit Agreement for executive officers.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see Signature Page).

31.1*	Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this document.

+	Management compensation plan or arrangement.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 29, 2005 as filed on July 6, 2005.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 30, 2006 as filed on November 30, 2006.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 2, 2006 as filed on February 7, 2006.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed on December 29, 2002.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 6, 2007 as filed on February 6, 2007.

(6)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33-67576), as amended, effective October 4, 1993.

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed on December 21, 1995

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on December 22, 1999.

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed on May 10, 2005.

(10)	Incorporated by reference from the Company’s Form S-8 as filed on February 16, 2002.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed on November 9, 2005.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 11, 2009 as filed on February 12, 2009.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 9, 2008 as filed on April 14, 2008.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
GARTNER, INC.
CONSOLIDATED FINANCIAL STATEMENTS
All financial statement schedules have been omitted because the information required is not applicable or is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Gartner, Inc.:
We have audited the accompanying consolidated balance sheets of Gartner, Inc. and subsidiaries (Gartner, Inc. or the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ (deficit) equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gartner, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gartner Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
New York, New York
February 20, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Gartner, Inc.:
We have audited Gartner, Inc. and subsidiaries (Gartner, Inc. or the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Gartner Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Gartner, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gartner, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ (deficit) equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 20, 2009 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
New York, New York
February 20, 2009

GARTNER, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$140,929	$109,945
Fees receivable, net of allowances of $7,800 and $8,450 respectively	318,511	354,926
Deferred commissions	52,149	53,537
Prepaid expenses and other current assets	42,935	39,382

Total current assets	554,524	557,790
Property, equipment and leasehold improvements, net	61,869	66,551
Goodwill	398,737	416,181
Intangible assets, net	2,015	3,645
Other assets	75,920	89,043

Total assets	$1,093,065	$1,133,210

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$219,381	$215,990
Deferred revenues	395,278	423,522
Current portion of long-term debt	177,750	236,500

Total current liabilities	792,409	876,012
Long-term debt	238,500	157,500
Other liabilities	83,472	82,200

Total liabilities	1,114,381	1,115,712

Commitments and contingencies (note 7)
Stockholders’ (deficit) equity:
Preferred stock:
$.01 par value, authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
$.0005 par value, authorized 250,000,000 shares for both periods; 156,234,416 shares issued for both periods	78	78
Additional paid-in capital	570,667	545,654
Unearned compensation, net	—	(386)
Accumulated other comprehensive (loss) income, net	(1,741)	23,641
Accumulated earnings	426,428	322,557
Treasury stock, at cost, 62,353,575 and 57,202,660 common shares, respectively	(1,016,748)	(874,046)

Total stockholders’ (deficit) equity	(21,316)	17,498

Total liabilities and stockholders’ (deficit) equity	$1,093,065	$1,133,210

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2008	2007	2006

Revenues:
Research	$773,257	$673,335	$571,217
Consulting	347,404	325,030	305,231
Events	150,080	160,065	146,412
Other	8,324	10,045	14,439

Total revenues	1,279,065	1,168,475	1,037,299
Costs and expenses:
Cost of services and product development	554,837	530,807	490,560
Selling, general and administrative	532,365	472,737	413,053
Depreciation	25,880	24,298	23,444
Amortization of intangibles	1,615	2,091	10,753
META integration charges	—	—	1,450
Other charges	—	9,084	—

Total costs and expenses	1,114,697	1,039,017	939,260

Operating income	164,368	129,458	98,039
Interest income	3,121	2,912	2,517
Interest expense	(22,390)	(25,066)	(19,098)
Other (expense) income, net	(358)	3,193	(797)

Income before income taxes	144,741	110,497	80,661
Provision for income taxes	47,598	39,831	26,403

Income from continuing operations	97,148	70,666	54,258
Income from discontinued operations, net of taxes (note 2)	6,723	2,887	3,934

Net income	$103,871	$73,553	$58,192

Net income per share:
Basic:
Income from continuing operations	$1.02	$0.68	$0.48
Income from discontinued operations	.07	.03	.03

	$1.09	$0.71	$0.51

Diluted:
Income from continuing operations	$0.98	$0.65	$0.47
Income from discontinued operations	.07	.03	.03

	$1.05	$0.68	$0.50

Weighted average shares outstanding:
Basic	95,246	103,613	113,071
Diluted	99,028	108,328	116,203
See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY AND COMPREHENSIVE INCOME
(IN THOUSANDS)

				Accumulated
				Other			Total
		Additional	Unearned	Comprehensive			Stockholders'
	Common	Paid-In	Compensation,	Income (Loss),	Accumulated	Treasury	(Deficit)
	Stock	Capital	Net	Net	Earnings	Stock	Equity

Balance at December 31, 2005	$77	$511,062	$(6,652)	$6,320	$187,652	$(551,871)	$146,588
Cumulative effect of adoption of SAB No. 108, net of tax (note 8)		7,167			3,160		10,327

Adjusted opening balance at January 1, 2006	77	518,229	(6,652)	6,320	190,812	(551,871)	156,915
Comprehensive income:
Net income	—	—	—	—	58,192	—	58,192
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	7,340	—	—	7,340
Interest rate swap and investment, net of tax	—	—	—	775	—	—	775
Pension unrecognized loss, net of tax	—	—	—	(736)	—	—	(736)

Other comprehensive income				7,379			7,379

Comprehensive income							65,571
Adoption of SFAS No. 158, net of tax	—	—	—	(602)	—	—	(602)
Issuances under stock plans	1	1,634	2,361	—	—	42,736	46,732
Excess tax benefits from stock compensation	—	9,159	—	—	—	—	9,159
Purchase of shares for treasury stock	—	—	—	—	—	(269,204)	(269,204)
Stock compensation (net of forfeitures)	—	15,664	2,083	—	—	—	17,747

Balance at December 31, 2006	$78	$544,686	$(2,208)	$13,097	$249,004	$(778,339)	$26,318
Comprehensive income:
Net income	—	—	—	—	73,553	—	73,553
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	10,570	—	—	10,570
Interest rate swap, net of tax	—	—	—	(2,966)	—	—	(2,966)
Pension unrecognized gain, net of tax	—	—	—	2,940	—	—	2,940

Other comprehensive income				10,544			10,544

Comprehensive income							84,097
Issuances under stock plans	—	(36,210)	—	—	—	73,357	37,147
Excess tax benefits from stock compensation	—	14,759	—	—	—	—	14,759
Purchase of shares for treasury stock	—	—	—	—	—	(169,064)	(169,064)
Stock compensation (net of forfeitures)	—	22,419	1,822	—	—	—	24,241

Balance at December 31, 2007	$78	$545,654	$(386)	$23,641	$322,557	$(874,046)	$17,498
Comprehensive income:
Net income	—	—	—	—	103,871	—	103,871
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	(20,497)	—	—	(20,497)
Interest rate swaps, net of tax	—	—	—	(6,060)	—	—	(6,060)
Pension unrecognized gain, net of tax	—	—	—	1,175	—	—	1,175

Other comprehensive loss				(25,382)			(25,382)

Comprehensive income							78,489
Issuances under stock plans	—	(10,128)	—	—	—	55,874	45,746
Excess tax benefits from stock compensation	—	14,831	—	—	—	—	14,831
Purchase of shares for treasury stock	—	—	—	—	—	(198,576)	(198,576)
Stock compensation (net of forfeitures)	—	20,310	386	—	—	—	20,696

Balance at December 31, 2008	$78	$570,667	$—	$(1,741)	$426,428	$(1,016,748)	$(21,316)

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2008	2007	2006

Operating activities:
Net income	$103,871	$73,553	$58,192
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Vision Events business (note 2)	(7,061)	—	—
Depreciation and amortization of intangibles	27,495	26,389	34,197
Stock-based compensation expense	20,696	24,241	16,660
Excess tax benefits from stock-based compensation expense	(14,831)	(14,759)	(9,159)
Deferred taxes	2,617	6,740	6,830
Amortization and writeoff of debt issue costs	1,222	1,363	1,627
Changes in assets and liabilities:
Fees receivable, net	20,987	(10,880)	(3,876)
Deferred commissions	(1,403)	(5,266)	(2,774)
Prepaid expenses and other current assets	(21)	(857)	(4,562)
Other assets	2,907	(12,288)	(1,562)
Deferred revenues	(308)	26,858	33,574
Accounts payable, accrued, and other liabilities	28,179	33,241	(22,883)

Cash provided by operating activities	184,350	148,335	106,264

Investing activities:
Additions to property, equipment and leasehold improvements	(24,332)	(24,172)	(21,113)
Proceeds from sale of Vision Events business	7,847	—	—
Other investing activities, net	30	36	(688)

Cash used in investing activities	(16,455)	(24,136)	(21,801)

Financing activities:
Proceeds from terminated interest rate swap	—	1,167	—
Proceeds from stock issued for stock plans	44,702	34,458	46,732
Proceeds from debt issuance	180,000	525,000	190,000
Payments for debt issuance costs	(801)	(1,257)	(45)
Payments on debt	(157,750)	(501,000)	(66,667)
Purchases of treasury stock	(200,817)	(166,822)	(270,704)
Excess tax benefits from stock-based compensation expense	14,831	14,759	9,159

Cash used by financing activities	(119,835)	(93,695)	(91,525)

Net increase (decrease) in cash and cash equivalents	48,060	30,504	(7,062)
Effects of exchange rates on cash and cash equivalents	(17,076)	11,640	4,581
Cash and cash equivalents, beginning of period	109,945	67,801	70,282

Cash and cash equivalents, end of period	$140,929	$109,945	$67,801

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$22,380	$24,100	$14,900
Income taxes, net of refunds received	$19,961	$3,564	$11,160
See Notes to Consolidated Financial Statements.

GARTNER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The fiscal year of Gartner, Inc. (the “Company”) represents the period from January 1 through December 31. Certain prior year amounts have been reclassified to conform to the current year presentation. When used in these notes, the terms “Company,” “we,” “us,” or “our” mean Gartner, Inc. and its consolidated subsidiaries.
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
Use of estimates. The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, and other long-lived assets, as well as tax accruals and other liabilities. In addition, estimates are used in revenue recognition, income tax expense, stock-based compensation charges, depreciation and amortization, and the allowance for loan losses. Management believes its use of estimates in the accompanying consolidated financial statements to be reasonable.
Management evaluates its estimates on an ongoing basis using historical experience and other factors, to include the general economic environment. We adjust such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on our best judgment at a point in time.
The current global credit crisis and economic downturn, volatile foreign currency rates, and cuts in travel, marketing and technology budgets have combined to increase the risks and uncertainty inherent in such estimates. These external factors have increased the risks the Company’s faces as it relates in particular to estimates regarding the collection of receivables and the valuation of goodwill.
As future events and their effects cannot be determined with precision, actual results could differ significantly from the estimates we have used. Changes in those estimates resulting from continuing weakness in the economic environment could be material and would be reflected in the Company’s financial statements in future periods.
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
The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that may have cancellation or fiscal funding clauses, which have not produced material cancellations to date. With the exception of certain government contracts which permit termination and contracts with special billing terms, it is Company policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed, which represents a legally enforceable claim, and a corresponding amount as deferred revenue. For those government contracts that permit termination, the Company bills the client the full amount billable under the contract but only records a receivable equal to the earned portion of the contract. In addition, the Company only records deferred revenue on these government contracts when cash is received.
Deferred revenue attributable to government contracts was $61.6 million and $57.6 million at December 31, 2008 and 2007, respectively. In addition, at December 31, 2008 and 2007, the Company had not recognized receivables or deferred revenues relating to government contracts that permit termination of $12.1 million and $10.8 million, respectively, which had been billed but not yet collected.
Consulting revenues, primarily derived from consulting, measurement and strategic advisory services (paid one-day analyst engagements), are principally generated from fixed fee or time and materials for discrete projects. Revenues for such projects are recognized as work is delivered and/or services are provided. Unbilled fees receivables associated with consulting engagements were $35.3 million at December 31, 2008, and $35.8 million at December 31, 2007. Revenues related to contract optimization contracts are contingent in nature and are only recognized upon satisfaction of all conditions related to their payment.
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
Property leases. Costs to lease facilities, including contractual rent concessions and rent increases, are expensed ratably over the life of the lease. This expense was $22.5 million in 2008, $23.8 million in 2007, and $22.6 million for 2006.
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

		December 31,
	Useful Life (Years)	2008	2007

Computer equipment and software	2—7	$123,970	$143,268
Furniture and equipment	3—8	34,220	38,136
Leasehold improvements	2—10	49,110	50,311

		207,300	231,715
Less — accumulated depreciation and amortization		(145,431)	(165,164)

		$61,869	$66,551

Total depreciation expense was $25.9 million, $24.3 million, and $23.4 million in 2008, 2007, and 2006, respectively.
At December 31, 2008 and 2007, capitalized development costs for internal use software were $19.6 million and $18.6 million, respectively, net of accumulated amortization of $18.9 million and $12.4 million, respectively. Amortization of capitalized internal software development costs, which is included in Depreciation in the Consolidated Statements of Operations, totaled $7.4 million, $6.5 million, and $4.6 million during 2008, 2007, and 2006, respectively.
Intangible assets. Intangible assets are amortized using the straight-line method over their expected useful lives. Customer relationships are amortized over five years, while noncompete agreements are generally amortized over two to five years.
Intangible assets subject to amortization include the following (in thousands):

	Customer	Noncompete
December 31, 2008	Relationships	Agreements	Total
Gross cost	$7,700	$278	$7,978
Accumulated amortization	(5,775)	(188)	(5,963)

Net	$1,925	$90	$2,015

	Customer	Noncompete
December 31, 2007	Relationships	Agreements	Total
Gross cost	$7,700	$498	$8,198
Accumulated amortization	(4,235)	(318)	(4,553)

Net	$3,465	$180	$3,645

Aggregate amortization expense related to intangible assets was $1.6 million, $2.1 million, and $10.8 million for 2008, 2007, and 2006, respectively.
The estimated future amortization expense by year from purchased intangibles is as follows (in thousands):

2009	$1,589
2010	426

$2,015

Goodwill. Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the tangible and identifiable intangible net assets acquired. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is tested for impairment, at least annually, at the reporting unit level. A reporting unit can be an operating segment or a business if discrete financial information is prepared and reviewed by management. Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the reporting unit’s carrying amount of goodwill exceeds the implied fair value of the goodwill. The fair value of reporting units is estimated using discounted cash flows, market multiples, and other valuation techniques.
The changes to the carrying amount of goodwill by reporting segment during 2008 and the balance at December 31, 2008, follows (in thousands):

	Balance	Currency		Balance
	December 31,	Translation		December 31,
	2007	Adjustments	Adjustments	2008
Research (1)	$289,199	$(10,600)	$(520)	$278,079
Consulting	88,425	(4,377)	—	84,048
Events (2)	36,475	(107)	(1,840)	34,528
Other	2,082	—	—	2,082

Total goodwill	$416,181	$(15,084)	$(2,360)	$398,737

(1) The Company reduced Research goodwill by $0.5 million due to a META tax purchase accounting adjustment. The adjustment relates to the utilization or anticipated utilization of net operating losses for which a valuation was recorded at the acquisition date.
(2) The Company reduced Events segment goodwill by $1.8 million related to the sale of its Visions Events business in February 2008 (see Note 2 — Discontinued Operations).
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
Pension obligations. The Company has defined-benefit pension plans in several of its international locations (see Note 13— Employee Benefits). Benefits earned under these plans are based on years of service and level of employee compensation. The Company accounts for material defined benefit plans in accordance with the requirements of Statement of Financial Accounting Standards No. 87, — “Employers’ Accounting for Pensions,” as amended (SFAS No. 87). Under SFAS No. 87, the benefit obligation and related benefit expense is based on actuarial assumptions and valuations. The Company had $2.2 million, $2.7 million, and $2.9 million of expense under these plans in 2008, 2007, and 2006, respectively.
Foreign currency translation. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as foreign currency translation adjustments, a component of Accumulated Other Comprehensive Income (Loss), net within the Stockholders’ equity section of the Consolidated Balance Sheets. Income and expense items are translated at average exchange rates for the year. Currency transaction gains or losses arising from transactions denominated in currencies other than the functional currency of a subsidiary are included in results of operations within Other income (expense), net within the Consolidated Statements of Operations. Net currency transaction (losses) gains were $(1.6) million in 2008, $1.1 million in 2007, and $(0.6) million during 2006.
We may enter into foreign currency forward exchange contracts to offset the effects of adverse fluctuations in foreign currency exchange rates. These contracts generally have a short maturity and are recorded at fair value with unrealized and realized gains and losses recorded in Other income (expense). During 2008, the net loss from these contracts was $(0.6) million. At December 31, 2008, the Company had 15 foreign currency forward contracts outstanding with a total notional value of $73.4 million. All of these contracts expired in January 2009.

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
Fair value disclosures. The Company’s fair value disclosures are included in Note 12—Fair Value Disclosures.
Concentrations of credit risk. Items that potentially subject the Company to concentration of credit risk at December 31, 2008 consist primarily of short-term, highly liquid investments classified as cash equivalents, accounts receivable, interest rate swaps, and a pension reinsurance asset. The majority of the Company’s cash equivalent investments and its two interest rate swap contracts are with investment grade commercial banks that are participants in the Company’s Credit Agreement. Accounts receivable balances deemed to be collectible from customers have limited concentration of credit risk due to our diverse customer base and geographic dispersion. The Company’s pension reinsurance asset is maintained with a large international insurance company that was rated investment grade as of December 31, 2008.
Stock repurchase programs. The Company records the cost to repurchase its own shares to treasury stock. During 2008, 2007 and 2006, the Company recorded $198.6 million, $169.1 million, and $269.2 million, respectively, of stock repurchases (see Note 8—Equity). Shares repurchased by the Company are added to treasury shares and are not retired.
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
Prior to January 1, 2006, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its employee stock compensation and applied Statement of Financial Accounting Standards No. 123, “Accounting for Stock Issued to Employees” (“SFAS 123”) for disclosure purposes only. Under APB 25, the intrinsic value method was used to account for stock-based employee compensation plans and expense was not recorded for awards that did not have intrinsic value.
During 2008, 2007, and 2006, the Company had $20.7 million, $24.2 million, and $16.7 million, respectively, of stock-based compensation expense (see Note 9—Stock-Based Compensation).
Recent accounting developments.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired in a business combination. The Statement requires that adjustments to tax benefits related to the acquiree that are recorded subsequent to the acquisition date will be recognized in income, rather than as an adjustment of goodwill under the current rules. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which for Gartner is the fiscal year beginning January 1, 2009.
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
2—DISCONTINUED OPERATIONS
In February 2008 the Company sold its Vision Events business, which had been part of the Company’s Events segment, for $11.4 million in cash. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of the Vision Events business have been reported separately as a discontinued operation for all periods presented. The Vision Events business generated revenues of zero, $20.7 million, and $23.0 million in 2008, 2007 and 2006, respectively, and had operating (loss) income of $(0.3) million, $2.9 million and $3.9 million in 2008, 2007, and 2006, respectively.
The Company realized net cash proceeds from the sale of approximately $7.8 million. The Company recorded a net gain on the sale of approximately $7.1 million after deducting direct costs to sell, a charge of $1.8 million of Events segment goodwill, and related tax charges. The gain is recorded in Income from discontinued operations on the Consolidated Statements of Operations. The goodwill charge was recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires an allocated portion of goodwill to be included in the gain or loss on disposal of a portion of a reporting unit. As of December 31, 2007, the recorded assets and liabilities of the Vision Events business consisted primarily of $3.3 million of accounts receivable and prepaid expenses, while recorded liabilities consisted primarily of $3.4 million of deferred revenues. These amounts were not material to the Company’s Condensed Consolidated Balance Sheet or Cash Flow as of December 31, 2007.
3—OTHER CHARGES
The Company recorded Other charges of $0 in 2008, $9.1 million in 2007, and $0 in 2006.
Other charges of $9.1 million recorded in 2007 included charges of $8.7 million related to a litigation settlement and $2.7 million related to our decision to exit consulting operations in Asia. Offsetting these charges was a credit of $2.3 million related to an excess facility.
The $8.7 million litigation settlement charge in 2007 related to a settlement agreement the Company entered into with Expert Choice, Inc. and the Company’s insurance carriers to settle all claims, causes of action and disputes arising out of the litigation entitled Expert Choice, Inc. v. Gartner, Inc., U.S. District Court, District of Connecticut, Civil Docket 3:03cv02234. The settlement agreement provided for full and complete mutual releases among the parties, dismissal of the litigation and resolved all disputes between the parties. The total amount of the settlement was $21.5 million, of which $9.5 million was paid by the Company, and an aggregate of $12.0 million was paid by the Company’s insurers. In addition to the $8.7 million charge recorded in 2007, the Company had previously accrued $1.0 million toward the settlement of this matter.
The Company also recorded a charge of $2.7 million in 2007 for severance and benefits costs related to the Company’s decision to exit from consulting operations in Asia, which resulted in a reduction of 31 consultants. In addition, the Company also recorded a credit of approximately $2.3 million to reduce an accrual related to an excess facility, which was returned to service. The Company had recorded the original accrual for this excess facility in 2002.
The following table summarizes the activity related to restructuring costs recorded as Other Charges in the Consolidated Statements of Operations (in thousands):

	Workforce	Excess	Asset
	Reduction	Facilities	Impairments
	Costs	Costs	and Other	Total

Accrued liability at December 31, 2005	$3,591	$20,595	$587	$24,773
Charges during 2006	—	—	—	—
Currency translation and reclassifications	(113)	284	(120)	51
Payments	(2,797)	(5,849)	(467)	(9,113)

Accrued liability at December 31, 2006	$681	$15,030	$—	$15,711
Charges during 2007	2,682	—	8,681	11,363
Adjustment for excess facility	—	(2,280)	—	(2,280)
Currency translation and reclassifications	(156)	164	—	8

	Workforce	Excess	Asset
	Reduction	Facilities	Impairments
	Costs	Costs	and Other	Total

Payments	(2,871)	(5,138)	(8,681)	(16,690)

Accrued liability at December 31, 2007	$336	$7,776	$—	$8,112
Charges during 2008	—	—	—	—
Currency translation and reclassifications	(114)	—	—	(114)
Payments	(222)	(4,117)	—	(4,339)

Accrued liability at December 31, 2008 (1), (2)	$—	$3,659	$—	$3,659

(1) The $3.7 million liability for excess facilities represents the present value of the estimated remaining lease payments less projected sublease income. Accretion expense related to the obligations is charged to operations.
(2) Costs for excess facilities will be paid as the leases expire, through 2011. The Company intends to fund these payments from existing cash.
4—OTHER ASSETS
Other assets consist of the following (in thousands):

	December 31,
	2008	2007

Security deposits	$2,796	$2,328
Debt issuance costs	2,376	2,441
Benefit plan related assets	23,095	27,248
Non-current deferred tax assets	46,378	55,845
Other	1,275	1,181

Total other assets	$75,920	$89,043

5—ACCOUNTS PAYABLE, ACCRUED, AND OTHER LIABILITIES
Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2008	2007

Accounts payable	$12,130	$11,264
Accrued bonus	45,040	49,792
Payroll and related benefits payable	50,340	47,574
Taxes payable	29,508	22,454
Commissions payable	33,797	35,347
Termination benefits payable (1)	8,500	336
Excess facilities costs	3,311	4,116
Other accrued liabilities	36,755	45,107

Total accounts payable and accrued liabilities	$219,381	$215,990

(1)	The $8.5 million termination benefits payable at December 31, 2008 represents an accrual for severance and benefits costs related to a reduction in the Company’s workforce of 117 employees. The Company recorded the charge in the fourth quarter of 2008 in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” The Company expects the majority of the $8.5 million will be paid in the first half of 2009.
Other liabilities consist of the following (in thousands):

	December 31,
	2008	2007

Non-current deferred revenue	$1,913	$3,083
Excess facilities costs	348	3,660
Long-term taxes payable	15,386	16,005
Benefit plan-related liabilities	30,098	35,545
Other	35,727	23,907

Total other liabilities	$83,472	$82,200

6—DEBT
Credit Agreement
The Company has a Credit Agreement dated as of January 31, 2007 that provides for a $300.0 million revolving credit facility and a five-year, $180.0 million term loan (the “original term loan”). On April 9, 2008, the Company entered into a First Amendment (the “First Amendment”) with the lenders to the Credit Agreement, which provided for a new $150.0 million term loan (the “2008 term loan”). The revolving credit facility may be increased up to an additional $100.0 million at the discretion of the Company’s lenders (the “expansion feature”), for a total revolving credit facility of $400.0 million. However, the $100.0 million expansion feature may or may not be available to the Company depending upon prevailing credit market conditions. To date the Company has not sought to borrow under the expansion feature.
Borrowings under the Credit Agreement carry interest rates that are either prime-based or Libor-based. Interest rates under these borrowings include a base rate plus a margin between 0.00% and 0.75% on Prime-based borrowings and between 0.625% and 1.75% on Libor-based borrowings. Generally, the Company’s borrowings are Libor-based. The revolving loans may be borrowed, repaid and reborrowed until January 31, 2012, at which time all amounts borrowed must be repaid. The revolver borrowing capacity is reduced for both amounts outstanding under the revolver and for letters of credit.
The original term loan will be repaid in 18 consecutive quarterly installments which commenced on September 30, 2007, with the final payment due on January 31, 2012, and may be prepaid at any time without penalty or premium at the option of the Company. The 2008 term loan is co-terminus with the original 2007 term loan under the Credit Agreement and will be repaid in 16 consecutive quarterly installments which commenced June 30, 2008, plus a final payment due on January 31, 2012, and may be prepaid at any time without penalty or premium at the option of Gartner.
The Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum annualized contract value ratio and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, and make investments.
The Company was in full compliance with its debt covenants as of December 31, 2008. A failure to comply with these covenants in the future could result in acceleration of all amounts outstanding under the Credit Agreement, which would materially impact our financial condition unless accommodations could be negotiated with our lenders.
At December 31, 2008, the Company had $416.3 million in total debt outstanding under the Credit Agreement, which included $157.5 million outstanding under the original term loan, $138.8 million outstanding under the 2008 term loan, and $120.0 million outstanding under the revolver. The Company had approximately $178.3 million of available borrowing capacity under the $300.0 million revolving credit facility (not including the expansion feature) as of December 31, 2008.
As of December 31, 2008, the annualized interest rates on the original term loan, 2008 term loan, and revolver were 2.46%, 2.96%, and 1.47%, respectively. The rates on the original term loan and 2008 term loan consisted of a three-month LIBOR base rate plus margins of 1.00% and 1.50%, respectively. The rate on the revolver consisted of a one-month LIBOR base rate plus a margin of 1.00%. For 2008, 2007, and 2006, the Company had $22.4 million, $25.1 million, and $19.1 million, respectively, in interest expense, which includes amounts related to debt outstanding and interest received/paid on the interest rate swaps discussed below.
Interest Rate Swap Contracts
The Company has two interest rate swap contracts that hedge the base interest rate risk on its two term loans. The effect of the swaps is to convert the floating base rates on the term loans to fixed rates. Under the swap terms, the Company pays a fixed rate and in return receives a three-month LIBOR rate. The three-month LIBOR rate received on the swaps matches the base rate paid on the term loans since the Company optionally selects a three-month LIBOR rate on the term loans. Both of the interest rate swaps are amortizing swaps such that the notional value of the swaps declines over time and constantly matches the outstanding amounts of the term loans. Including the effect of the interest rate swaps, the annualized interest rates on the original term loan and 2008 term loan were 6.06% and 4.42%, respectively, as of December 31, 2008.
The Company accounts for the swaps as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 requires all derivatives, whether designated as hedges or not, to be recorded on the balance sheet at fair value. Since the swaps qualify as cash flow hedges under SFAS No. 133, changes in the fair values of the swaps are recorded in Other comprehensive income as long as the swaps continue to effectively hedge the base interest rate risk on the respective term loans. Any ineffective portion of changes in the fair value of the hedges is recorded in earnings. At December 31, 2008, there was no ineffective portion of the hedges as defined under SFAS No. 133. The two interest rate swaps had a net negative fair value of approximately $14.7 million at December 31, 2008, which is recorded in Other comprehensive income, net of tax effect.

Letters of Credit
The Company issues letters of credit and related guarantees in the ordinary course of business. At December 31, 2008, the Company had outstanding letters of credit and guarantees of approximately $3.8 million.
7—COMMITMENTS AND CONTINGENCIES
The Company leases various facilities, furniture, and computer equipment under operating lease arrangements expiring between 2009 and 2025. The future minimum annual cash payments under non-cancelable operating lease agreements at December 31, 2008, are as follows (in thousands):

Year ended December 31,

2009	$30,980
2010	26,572
2011	16,876
2012	11,116
2013	7,512
Thereafter	43,428

Total minimum lease payments (1)	$136,484

(1)	Excludes approximately $7.7 million of contractual sublease rental income.
We are involved in legal proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position or results of operations when resolved in a future period.
The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2008, we did not have any indemnification agreements that would require material payments.
The Company received cash proceeds of $1.2 million in 2008 related to the settlement of a litigation matter and $1.8 million in 2007 related to the settlement of a claim. These amounts were recorded as gains in Other (expense) income, net in the Consolidated Statements of Operations.
8—EQUITY
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
The following table summarizes transactions relating to the Company’s common stock for the three years’ ending December 31, 2008:

		Treasury
	Issued	Stock
	Shares	Shares

Balance at December 31, 2005	153,549,434	39,214,747
Issuances under stock plans	2,684,982	(1,952,616)
Purchases for treasury	—	14,907,460

Balance at December 31, 2006	156,234,416	52,169,591
Issuances under stock plans	—	(3,353,421)
Purchases for treasury	—	8,386,490

Balance at December 31, 2007	156,234,416	57,202,660
Issuances under stock plans	—	(4,568,658)
Purchases for treasury	—	9,719,573

Balance at December 31, 2008	156,234,416	62,353,575

Share repurchase programs. In February 2007, the Company’s Board of Directors authorized a new program to repurchase up to $200.0 million of Gartner common stock, which the Board of Directors supplemented in February 2008 with an additional $250.0 million authorization for share repurchases. The new program replaced the repurchase program approved in October 2005.
Repurchases under the program are generally made from time-to-time through open market purchases. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases will be funded from cash flow from operations and possible borrowings under the Company’s Credit Agreement.
During 2008, 2007, and 2006, the Company had $198.6 million, $169.1 million, and $269.2 million, respectively, of common share repurchases. Included in these totals is $26.9 million and $200.0 million for shares repurchased directly from Silver Lake in 2008 and 2006, respectively.
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
In accordance with the requirements of SAB No. 108, the Company adjusted its opening accumulated earnings for 2006 in the accompanying Consolidated Statements of Stockholders’ (Deficit) Equity and Comprehensive Income for the three items described below. The net impact of these adjustments increased the Company’s opening balance of accumulated earnings for 2006 by approximately $3.2 million and increased the opening balance of additional paid-in-capital by approximately $7.2 million. The Company considered these adjustments to be immaterial to its Consolidated Statements of Operations and its Consolidated Balance Sheets in prior periods.
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
Lastly, the Company recorded an adjustment of $0.7 million related to a correction in the accounting treatment of certain operating leases, which resulted in a reduction of opening accumulated earnings of approximately $0.4 million, net of tax effect of $0.3 million. Promulgated accounting principles require contractual rent concessions and rent increases to be applied ratably over the life of the operating lease. The Company only applied this requirement to operating leases above a certain threshold, with the resulting adjustment amount accumulating over a period of years.
9—STOCK-BASED COMPENSATION
The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company’s stock compensation awards include stock options, stock-settled stock appreciation rights, restricted stock, service- and performance-based restricted stock units, and common stock equivalents. At December 31, 2008, the Company had approximately 5.8 million shares of common stock available for awards of stock-based compensation under its 2003 Long-Term Incentive Plan.

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
The Company recognized the following amounts of stock-based compensation expense under SFAS No. 123(R) in the Consolidated Statement of Operations for the years ended December 31 (in millions):

Amount recorded in:	2008	2007	2006
Costs of services and product development	$9.6	$10.8	$8.2
Selling, general, and administrative	11.1	13.4	8.5

Total stock-based compensation expense (1)	$20.7	$24.2	$16.7

(1)	Includes $1.3 million, $0.9 million, and $1.4 million for charges related to retirement-eligible employees in 2008, 2007, and 2006, respectively.
As of December 31, 2008, the Company had $40.5 million of total unrecognized stock-based compensation cost, which is expected to be recognized as stock-based compensation expense over the remaining weighted-average service period of approximately 2.1 years. Currently, the Company issues treasury shares upon the exercise or settlement of stock-based compensation awards.
Stock-Based Compensation Awards
The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards in accordance with SFAS No. 123(R):
Stock Options
The Company may grant stock options to employees that allow them to purchase shares of the Company’s common stock at a certain price. The Company determines the fair value of stock options at the date of grant using the Black-Scholes-Merton valuation model. Options vest annually over a four-year vesting period, and options granted prior to 2005 expire ten years from the grant date, whereas options granted beginning in 2005 generally expire seven years from the grant date. The Company has not made new stock option awards since 2006.
The Company recognized $1.9 million, $5.8 million, and $7.9 million of expense related to stock options in 2008, 2007, and 2006, respectively. There was no remaining unamortized cost related to stock options as of December 31, 2008. The Company received $42.0 million and $31.7 million of cash from stock option exercises in 2008 and 2007, respectively.
A summary of the changes in stock options outstanding for the year ended December 31, 2008, follows:

			Weighted
			Average
		Weighted	Remaining
	Options in	Average	Contractual
	millions	Exercise Price	Term

Outstanding at December 31, 2007	9.9	$11.02	4.31 years
Forfeited or expired	(0.1)	11.31	na
Exercised (1)	(3.7)	14.57	na

Outstanding at December 31, 2008 (2)	6.1	$10.78	3.56 years

Vested and exercisable at December 31, 2008 (2)	6.1	$10.78	3.56 years

na=not applicable

(1)	Options exercised during 2008 had an aggregate intrinsic value of $45.4 million.

(2)	At December 31, 2008, options outstanding and options vested and exercisable had an aggregate intrinsic value of $42.8 million.
Stock Appreciation Rights
Stock-settled stock appreciation rights (“SARs”) are settled in common shares and are similar to options as they permit the holder to participate in the appreciation of the Company’s common stock. SARs may be settled in common shares by the employee once the applicable vesting criteria have been met. When SARs are exercised, the number of Gartner common shares awarded is calculated as follows: (1) the total proceeds from the SARs exercise (the closing price of Gartner common stock on the date of exercise less the exercise price of the SARs, multiplied by the number of SARs exercised) is divided by (2) the closing price of Gartner common stock on the exercise date. The Company will withhold a portion of the common shares issuable upon exercise to satisfy minimum statutory tax withholding requirements. SARs recipients do not have any of the rights of a Gartner stockholder, including voting rights and the right to receive dividends and distributions, until after actual shares of common stock are issued in respect of the award, which is subject to the prior satisfaction of the vesting and other criteria relating to such grants. At the present time, SARs are awarded only to the Company’s executive officers.
The Company determines the fair value of SARs on the date of grant using the Black-Scholes-Merton valuation model. The SARs vest ratably over a four-year service period and they expire seven years from the grant date. Total compensation expense for SARs was $3.2 million, $2.4 million, and $1.0 million in 2008, 2007, and 2006, respectively.
A summary of the changes in SARs outstanding for the year ended December 31, 2008, follows:

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	SARs in	Average	Grant Date	Contractual
	millions	Exercise Price	Fair Value	Term

Outstanding at December 31, 2007	1.7	$17.07	$6.75	5.59 years
Granted	0.7	18.10	6.37	6.13 years
Forfeited or expired	(0.2)	17.95	6.58	na
Exercised	(0.1)	15.69	6.34	na

Outstanding at December 31, 2008 (1)	2.1	$17.42	$6.61	5.12 years

Vested and exercisable at December 31,2008 (1)	0.6	$16.11	$6.45	4.54 years

na=not applicable

(1)	At December 31, 2008, SARs outstanding had an intrinsic value of $3.2 million. SARs vested and exercisable had an intrinsic value of $1.5 million.

The fair value of the Company’s SARs was determined on the date of grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions for the years ended December 31:

	2008	2007	2006

Expected dividend yield (1)	0%	0%	0%
Expected stock price volatility (2)	36%	33%	40%
Risk-free interest rate (3)	2.8%	4.7%	4.7%
Expected life in years (4)	4.75	4.74	4.81

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. Historically Gartner has not paid cash dividends on its common stock.

(2)	The determination of expected stock price volatility was based on both historical Gartner common stock prices and implied volatility from publicly traded options in Gartner common stock.

(3)	The risk-free interest rate is based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

(4)	The expected life in years is based on the “simplified” calculation provided for in SEC Staff Accounting Bulletin No. 107. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The Company continues to use the simplified method for awards of stock-based compensation after January 1, 2008 as permitted by SEC Staff Accounting Bulletin 110 (“SAB No. 110”), since it does not have the necessary historical exercise and forfeiture data to determine an expected life for SARs. Originally, the use of the simplified method was due to expire on December 31, 2007, but SAB No. 110 permits continued use of the simplified method if the Company concludes that it is not reasonable to base its estimate of expected term on its experience with historical exercise patterns.
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
The Company recognized the following amounts of stock-based compensation expense for the years ended December 31 (in millions):

Award type:	2008	2007	2006
Restricted stock	$0.4	$1.8	$2.1
Restricted stock units (RSUs)	14.8	13.7	5.2
Common stock equivalents (CSEs)	0.4	0.5	0.5

	$15.6	$16.0	$7.8

A summary of the changes in restricted stock, RSUs, and CSEs during the year ended December 31, 2008 is presented in the table below:

		Weighted-		Weighted-		Weighted-
		Average	Restricted	Average	Common Stock	Average
	Restricted	Grant Date	Stock Units	Grant Date	Equivalents	Grant Date
	Stock	Fair Value	(RSUs)	Fair Value	(CSEs)	Fair Value

Unvested at December 31, 2007	200,000	$7.30	2,188,782	$18.33	—	$—
Granted (1), (2)	—	—	1,273,280	18.37	21,478	19.85
Vested or settled (2)	—	—	(637,671)	18.00	(21,478)	19.85
Forfeited	—	—	(209,544)	18.68	—	—

Unvested at December 31, 2008 (3), (4)	200,000	$7.30	2,614,847	$18.40	—	$—

(1)	The 1.3 million RSUs granted in 2008 consisted of 0.5 million performance-based RSUs awarded to executives and 0.8 million service-based RSUs awarded to executive and non-executive staff.

The number of performance-based RSUs awarded was subject to the achievement of a performance condition tied to the annual increase in the Company’s subscription-based contract value for 2008, which ranged from 0% and 200% of the target number awarded depending on the performance level achieved. The aggregate target performance-based RSUs awarded in 2008 was 0.6 million. The actual performance target achieved was 75.1%, resulting in 0.5 million performance-based RSUs awarded.

(2)	CSEs represent fees paid to directors. The CSEs vest when granted and are convertible into common shares when the director leaves the Board of Directors or earlier if the director elects to accelerate the release.

(3)	Vesting on the 200,000 shares of restricted stock held by our CEO is subject to a market condition as follows: (i) 100,000 shares will vest when the Company’s common stock trades at an average price of $25 or more each trading day for sixty consecutive trading days; and (ii) 100,000 shares will vest when the Company’s common stock trades at an average price of $30 or more each trading day for sixty consecutive trading days.

(4)	The weighted-average remaining contractual term of the RSUs is 1.3 years. The restricted stock has no defined contractual term.
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
At December 31, 2008, the Company had 1.8 million shares available for purchase under the ESPP Plan. The ESPP Plan is considered non-compensatory under SFAS No. 123(R), and as a result the Company does not record compensation expense related to employee share purchases. The Company received $2.7 million in cash from share purchases under the Plan in the year ended December 31, 2008.
10—COMPUTATION OF EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. When the impact of stock options or other stock-based compensation is antidilutive they are excluded from the calculation.
The following table sets forth the reconciliation of the basic and diluted earnings per share computations (in thousands, except per share amounts):

	2008	2007	2006

Numerator:
Net income used for calculating basic and diluted earnings per common share	$103,871	$73,553	$58,192

Denominator: (1)
Weighted average number of common shares used in the calculation of basic earnings per share	95,246	103,613	113,071
Common share equivalents associated with stock-based compensation plans	3,782	4,715	3,132

Shares used in the calculation of diluted earnings per share	99,028	108,328	116,203

Earnings per share:
Basic (2)	$1.09	$0.71	$0.51

Diluted (2)	$1.05	$0.68	$0.50

(1)	During 2008, 2007 and 2006, the Company repurchased 9.7 million, 8.4 million, and 14.9 million of its common shares, respectively (see Note 8 — Equity).

(2)	Basic and diluted include income from discontinued operations of $0.07 per share, $0.03 per share, and $0.03 per share for 2008, 2007, and 2006, respectively.

The following table presents the number of options and other share equivalents that were not included in the computation of diluted EPS in the table above because the effect would have been antidilutive. During periods with reported income, these options and other share equivalents were antidilutive because their exercise prices were greater than the average market value of a share of common stock during the period. During periods with reported loss, all options and other share equivalents outstanding would have an antidilutive effect.

	2008	2007	2006

Antidilutive options and other share equivalents as of December 31 (in millions):	1.3	0.6	1.9
Average market price per share of Gartner common stock during the year	$20.17	$23.00	$15.68
11—INCOME TAXES
Following is a summary of the components of income before income taxes (in thousands):

	2008	2007	2006

U.S.	$79,393	$59,884	$39,233
Non-U.S.	65,348	50,613	41,428

Income before income taxes	$144,741	$110,497	$80,661

The expense for income taxes on the above income consists of the following components (in thousands):

	2008	2007	2006

Current tax expense (benefit):
U.S. federal	$10,564	$3,321	$(10,096)
State and local	3,341	(2,935)	7,063
Foreign	15,614	14,286	11,856

Total current	29,519	14,672	8,823
Deferred tax (benefit) expense:
U.S. federal	(547)	2,695	24,588
State and local	1,848	5,487	(16,826)
Foreign	(2,798)	(381)	(2,384)

Total deferred	(1,497)	7,801	5,378

Total current and deferred	28,022	22,473	14,201
Benefit (expense) relating to interest rate swap used to increase (decrease) equity	3,776	2,449	(417)
Benefit from stock transactions with employees used to increase equity	15,876	15,237	10,750
Benefit (expense) relating to SFAS No. 158 pension adjustments used to increase (decrease) equity	(594)	(1,688)	—
Benefit of certain SAB No. 108 adjustments to DTA’s used to increase equity	—	—	1,075
Benefit of acquired tax assets used to reduce goodwill	518	1,360	794

Tax expense on continuing operations	47,598	39,831	26,403
Tax expense on discontinued operations	617	777	1,277

Total tax expense	$48,215	$40,608	$27,680

Current and long-term deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2008	2007

Depreciation and software amortization	$6,591	$10,673
Expense accruals	32,865	33,004
Loss and credit carryforwards	37,036	52,474
Other assets	24,294	16,953

Gross deferred tax asset	100,786	113,104
Intangible assets	(10,238)	(7,690)
Prepaid expenses	(6,533)	(7,401)
Other liabilities	(970)	(1,331)

Gross deferred tax liability	(17,741)	(16,422)
Valuation allowance	(24,924)	(38,296)

Net deferred tax asset	$58,121	$58,386

Current net deferred tax assets and net deferred tax liabilities were $15.7 million and $2.8 million as of December 31, 2008 and $7.8 million and $4.9 as of December 31, 2007, respectively, and are included in Prepaid expenses and other current assets and Accounts payable and accrued liabilities in the Consolidated Balance Sheets. Long-term net deferred tax assets and net deferred tax liabilities were $46.4 million and $1.2 million as of December 31, 2008, and $55.8 million and $0.3 million as of December 31, 2007, respectively, and are included in Other assets and Other liabilities in the Consolidated Balance Sheets.
The valuation allowances in 2008 and 2007 relate primarily to non-U.S. net operating losses, domestic capital loss carryforwards, and domestic foreign tax credits that more likely than not will expire unutilized. The net decrease in valuation allowance of $13.4 million in 2008 relates primarily to the following items: (a) the release of approximately $9.4 million of valuation allowances for changes in both actual and anticipated utilization of foreign tax credits and (b) the release of approximately $2.6 million of valuation allowances on federal and state capital loss carryovers due to both utilization and expiration of the capital loss carryovers.
The Company has established a full valuation allowance against domestic realized and unrealized capital losses, as the future utilization of these losses is uncertain. As of December 31, 2008, the Company had U.S. federal capital loss carryforwards of $5.1 million, of which $5.0 million will expire in 2010 and $0.1 million will expire in 2011. The Company also had $7.3 million in state and local capital loss carryforwards that will expire over a similar time period.
As of December 31, 2008, the Company had state and local tax net operating loss carryforwards of $181.2 million, of which $6.9 million will expire within one to five years, $107.0 million will expire within six to fifteen years, and $67.3 million will expire within sixteen to twenty years. In addition, the Company had non-U.S. net operating loss carryforwards of $37.6 million, of which $6.2 million will expire over the next 20 years and $31.4 million that can be carried forward indefinitely.
As of December 31, 2008 the Company also had foreign tax credit carryforwards of $15.0 million, all of which will expire in 2017.
The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate on income before income taxes are:

	2008	2007	2006

Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.8	2.9	2.2
Foreign income taxed at different rates	(4.4)	(2.4)	(3.0)
Non-deductible meals and entertainment	0.7	0.8	0.8
Repatriation of foreign earnings	7.6	—	—
Record (release) valuation allowance	(9.2)	(1.4)	(15.9)
Foreign tax credits	(1.0)	(1.8)	—
(Release) increase reserve for tax contingencies	(0.3)	1.8	13.2
Other items (net)	1.7	1.1	0.4

Effective tax rate	32.9%	36.0%	32.7%

The Company adopted FIN 48 on January 1, 2007. As of December 31, 2008 and 2007, the Company had gross unrecognized tax benefits of $16.3 million and $18.1 million, respectively. The reduction is primarily attributable to the expiration of certain statutes of limitation in the second quarter of 2008. It is reasonably possible that the gross unrecognized tax benefits will be decreased by $2.1 million within the next 12 months due primarily to the expiration of the relevant statutes of limitation. The nature of the uncertainty relates to the tax effects of intercompany charges and the deductibility of certain expenses.
FIN 48 also requires companies to reclassify uncertain tax positions not expected to be settled within one year to long term liabilities. As of December 31, 2008 and 2007, the Company had Other Liabilities of $14.2 million and $15.4 million, respectively, related to long term uncertain tax positions.
Upon adoption of FIN 48, the Company elected an accounting policy to classify accrued interest and penalties related to unrecognized tax benefits in its income tax provision. Previously, the policy classified interest and penalties as an operating expense in arriving at pretax income. The Company had $3.6 million and $2.5 million of accrued interest and penalties recorded as of December 31, 2008 and 2007, respectively, related to the unrecognized tax benefits. These amounts are in addition to the gross unrecognized tax benefits noted above. The total amount of interest and penalties recognized in the Consolidated Statements of Operations for the years ending December 31, 2008 and 2007 was $1.4 million and $2.6 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, for the years ending December 31 (in thousands):

	2008	2007

Balance at January 1, 2008	$18,051	$25,105
Additions based on tax positions related to the current year	1,253	3,174
Additions for tax positions of prior years	1,424	1,831
Reductions for tax positions of prior years	(1,692)	(488)
Reclass to current taxes payable and other income tax accounts	—	(11,734)
Reductions for expiration of statutes	(2,128)	—
Settlements	(264)	—
Impact of foreign exchange	(297)	163

Balance at December 31, 2008	$16,347	$18,051

In December 2008, the Company repatriated $55.0 million from its foreign subsidiary. The cost of the repatriation was offset with the utilization of foreign tax credits and capital loss carryovers against which a valuation allowance was previously established.
The number of years with open statues of limitation varies depending on the tax jurisdiction. Generally, our statutes are open for tax years ended September 30, 2004 and forward. Major taxing jurisdictions include the U.S. (federal and state), the United Kingdom, Italy, Canada, Japan, and Ireland.
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
The Company recently received notice that the IRS intends to conduct an audit of the 2007 tax year. The Company does not expect any material impact on its financial position as a result of such review.
Undistributed earnings of subsidiaries outside of the U.S. amounted to approximately $12.8 million as of December 31, 2008. The Company intends to reinvest such earnings in non-U.S. operations. However, the Company may repatriate a portion of these earnings to the extent that it does not incur an additional U.S. tax liability. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon.
12—FAIR VALUE DISCLOSURES
The Company’s financial instruments include cash and cash equivalents, fees receivable from customers, accounts payable, and accruals which are short-term in nature. The Company believes the carrying amounts of these financial instruments reasonably approximates their fair value.
At December 31, 2008, the Company had $416.3 million of outstanding floating rate debt and two interest rate swap contracts (see Note 6— Debt), as well as foreign currency forward contracts (see Note 1— Summary of Significant Accounting Policies). These items are all considered financial instruments. The Company’s debt is carried at amortized cost while the interest rate swaps and forward contracts are carried at fair value. The Company believes the carrying amount of the debt approximates its fair value as the rate of interest on the term loans and revolver are floating rate which reflect current market rates of interest for similar instruments with comparable maturities. Additional information regarding the determination of the fair value of the interest rate swaps and the forward contracts is discussed below.
Adoption of SFAS No. 157, Fair Value Measurements
On January 1, 2008, the Company partially adopted SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”), which required additional disclosures but did not have an impact on our consolidated financial statements. The Company only partially adopted SFAS No. 157 due to the issuance of FASB Staff Position (“FSP”) FASB 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”).
SFAS No. 157 defines fair value, establishes a common framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements for assets and liabilities. SFAS No. 157 does not require additional assets or liabilities to be accounted for at fair value beyond that already required under other U.S. GAAP accounting standards. FSP No. 157-2 deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Included in the scope of FSP No. 157-2 are nonfinancial assets and liabilities acquired in business combinations and impaired assets. The effective date for nonfinancial assets and nonfinancial liabilities was delayed by one year to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company continues to assess the deferred portion of SFAS No. 157.
Under SFAS No. 157, the framework for measuring fair value and a valuation hierarchy is based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the resulting fair value measurement. The valuation hierarchy contains three levels:
•	Level 1 — Valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets.

•	Level 2 — Valuation inputs are quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the asset or liability being measured.

•	Level 3 — Valuation inputs are unobservable and significant to the fair value measurement.
The following table presents Company assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair Value
December 31,
Description	2008

Assets:
Deferred compensation assets (1)	$13,900

Liabilities:
Foreign currency forward contracts (2)	$2,500
Interest rate swap contracts (3)	14,700

$17,200

(1)	The Company has a supplemental deferred compensation arrangement for the benefit of certain highly compensated officers, managers and other key employees (see Note 13—Employee Benefits). The plan’s assets consist of $4.5 million of investments in money market and mutual funds, and $9.4 million of company-owned life insurance. The money market and mutual funds consist of cash equivalents or securities traded in active markets, which the Company considers the fair value of these assets to be based on Level 1 inputs as defined by SFAS No. 157. The value of the Company-owned life insurance is based on indirect observable inputs which the Company considers to be Level 2.

(2)	The Company had 15 foreign currency forward contracts outstanding as of December 31, 2008, with a notional value of $73.4 million. All of these contracts expired by the end of January 2009. The Company periodically enters into these foreign currency forward exchange contracts to offset the effects of adverse fluctuations in foreign currency exchange rates. These instruments are typically short term in duration and are recorded at fair value with unrealized and realized gains and losses recorded in earnings. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, thus the Company measures the fair value of these contracts under a Level 2 input as defined by SFAS No. 157.

(3)	The Company has two interest rate swap contracts that hedge the base interest rate risk on its term loans. These contracts are accounted for as cash flow hedges in accordance with SFAS No. 133. The fair value of the swaps is recorded in Other comprehensive income, net of tax effect (see Note 6—Debt). To determine the value of the swaps, the Company relies on a mark-to-market valuations prepared by third-party brokers based on observable interest rate yield curves. Accordingly, the fair value of the swaps is determined under a Level 2 input as defined by SFAS No. 157.

13—EMPLOYEE BENEFITS
Savings and investment plan. The Company has a savings and investment plan covering substantially all domestic employees. Company contributions are based upon the level of employee contributions, up to a maximum of 4% of the employee’s eligible salary, subject to an annual maximum. For 2008, the maximum match was $6,200. In addition, the Company also contributes at least 1% of an employee’s base compensation, subject to an IRS annual limitation of $2,300 for 2008. Amounts expensed in connection with the plan totaled $12.5 million, $11.8 million, and $10.9 million, for 2008, 2007, and 2006, respectively.
Deferred compensation arrangement. The Company has a supplemental deferred compensation arrangement for the benefit of certain highly compensated officers, managers and other key employees which is structured as a rabbi trust. We classify the plan’s investment assets in Other assets on the Consolidated Balance Sheets at current fair value, and the value of the assets was $13.9 million and $18.8 million at December 31, 2008 and 2007, respectively. The corresponding deferred compensation liability of $16.5 million and $21.9 million at December 31, 2008 and 2007, respectively, is recorded at fair market value, and is adjusted with a corresponding charge or credit to compensation cost to reflect the fair value of the amount owed to the employee and is included in Other liabilities on the Consolidated Balance Sheets. Total compensation (benefit) expense for the arrangement was $(0.4) million, $0.3 million, and $0.3 million, for 2008, 2007, and 2006, respectively.
Defined benefit pension plans. The Company has defined-benefit pension plans in several of its international locations. Benefits earned under these plans are based on years of service and level of employee compensation. The Company accounts for material defined benefit plans in accordance with the requirements of Statement of Financial Accounting Standards No. 87, — “Employers’ Accounting for Pensions,” as amended (SFAS No. 87).
On December 31, 2006, the Company adopted FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS No. 158”). The standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.
The following are the components of net periodic pension expense for the years ended December 31 (in thousands):

	2008	2007	2006

Service cost	$1,470	$1,922	$2,013
Interest cost	717	599	471
Recognition of actuarial (gain) loss	(74)	129	321
Recognition of termination benefit	40	24	98

Net periodic pension expense	$2,153	$2,674	$2,903

Assumptions used in the computation of net periodic pension expense are as follows:

	2008	2007	2006

Weighted-average discount rate	5.09%	5.01%	3.69%
Average compensation increase	3.27%	3.32%	3.31%
The Company determines the weighted-average discount rate by utilizing the yields on long-term corporate bonds in the relevant country with a duration consistent with the pension obligations.
The following table provides information related to changes in the projected benefit obligation (in thousands):

	December 31,
	2008	2007	2006

Projected benefit obligation at beginning of year	$13,224	$13,900	$11,569
Service cost	1,470	1,922	2,163
Interest cost	717	599	471
Actuarial gain	(1,799)	(4,589)	(1,192)
Benefits paid (1)	(583)	(217)	(28)
Foreign currency impact	257	1,609	917

Projected benefit obligation at end of year (2)	$13,286	$13,224	$13,900

(1)	Benefits to be paid in future years are estimated as follows: $0.1 million in 2009; $0.2 million in 2010; $0.2 million in 2011; $0.3 million in 2012; $0.9 million in 2013; and $3.8 million in the five years thereafter.

(2)	Measured as of December 31.
The following table provides information related to the funded status of the plans and the amounts recorded in the Consolidated Balance Sheets (in thousands):

	December 31,
Funded status of the plans:	2008	2007	2006

Projected benefit obligation	$13,286	$13,224	$13,900
Plan assets at fair value (1)	—	—	—

Funded status (2)	$13,286	$13,224	$13,900

Amounts recorded in the Consolidated Balance Sheets:
Other assets — reinsurance asset (1)	$9,141	$8,380	$6,335

Other liabilities — accrued pension obligation	$13,286	$13,224	$13,900

Stockholders’ equity — unrecognized actuarial gain (loss) (3)	$2,777	$1,602	$(1,338)

(1)	The Company has a reinsurance asset arrangement with a large international insurance company that was rated investment grade as of December 31, 2008. The purpose of the reinsurance asset arrangement is to fund the benefit obligation under one of the plans. However, the reinsurance asset is not recognized as a plan asset under SFAS No. 87 since it is considered an asset of the Company and is not legally segregated or restricted for purposes of meeting the pension obligation. The reinsurance asset is carried at its cash surrender value, which the Company believes approximates its fair value as of December 31, 2008.

(2)	Contributions expected to be paid to the plans in 2009 are $0.1 million.

(3)	The $2.8 million recorded in Stockholders’ equity as of December 31, 2008, represents the plan’s net unrecognized actuarial gain. This amount is recorded in accordance with SFAS No. 158 and will be amortized to net periodic pension cost over approximately 15 years. Amortization of the gain is estimated to reduce net periodic pension cost in 2009 by approximately $0.2 million.
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
The following tables present information about the Company’s reportable segments (in thousands). The “Other” column includes certain revenues and corporate and other expenses unallocated to reportable segments, expenses allocated to operations that do not meet the segment reporting quantitative threshold, and other charges. There are no intersegment revenues:

	Research	Consulting	Events	Other	Consolidated

2008
Revenues	$773,257	$347,404	$150,080	$8,324	$1,279,065
Gross contribution	507,705	141,395	64,954	6,639	720,693
Corporate and other expenses					(556,325)

Operating income					$164,368

	Research	Consulting	Events	Other	Consolidated

2007
Revenues	$673,335	$325,030	$160,065	$10,045	$1,168,475
Gross contribution	429,064	128,215	81,908	7,738	646,925
Corporate and other expenses					(517,467)

Operating income					$129,458

	Research	Consulting	Events	Other	Consolidated

2006
Revenues	$571,217	$305,231	$146,412	$14,439	$1,037,299
Gross contribution	345,521	120,660	75,437	11,725	553,343
Corporate and other expenses					(455,304)

Operating income					$98,039

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
Summarized information by geographic location is as follows (in thousands):

	2008	2007	2006

Revenues:
United States and Canada	$723,247	$661,216	$608,273
Europe, Middle East and Africa	430,401	403,919	337,722
Other International	125,417	103,340	91,304

Total revenues	$1,279,065	$1,168,475	$1,037,299

Long-lived assets:
United States and Canada	$67,753	$73,859	$67,683
Europe, Middle East and Africa	19,324	21,861	17,183
Other International	4,325	4,029	3,052

Total long-lived assets	$91,402	$99,749	$87,918

15—VALUATION AND QUALIFYING ACCOUNTS
The following table provides information regarding the Company’s allowance for doubtful accounts and returns and allowances (in thousands):

		Additions	Additions
	Balance at	Charged	Charged	Deductions	Balance
	Beginning	to Costs and	Against Other	from	at End
	of Year	Expenses	Accounts (1)	Reserve	of Year

2006:
Allowance for doubtful accounts and returns and allowances	$7,900	$2,559	$6,823	$8,582	$8,700

2007:
Allowance for doubtful accounts and returns and allowances	$8,700	$691	$6,608	$7,549	$8,450

2008:
Allowance for doubtful accounts and returns and allowances	$8,450	$1,650	$5,000	$7,300	$7,800

(1)	Amounts charged against revenues.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report on Form 10-K to be signed on its behalf by the undersigned, duly authorized, in Stamford, Connecticut, on February 20, 2009.

Gartner, Inc.
Date: February 20, 2009	By:	/s/ Eugene A. Hall
Eugene A. Hall
Chief Executive Officer

POWER OF ATTORNEY
Each person whose signature appears below appoints Eugene A. Hall and Christopher J. Lafond and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in all capacities, to sign all amendments to this Report on Form 10-K, and to file the same, with appropriate exhibits and other related documents, with the Securities and Exchange Commission. Each of the undersigned, ratifies and confirms his or her signatures as they may be signed by his or her attorney-in-fact to any amendments to this Report.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Eugene A. Hall Eugene A. Hall	Director and Chief Executive Officer (Principal Executive Officer)	February 20, 2009

/s/ Christopher J. Lafond Christopher J. Lafond	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2009

/s/ Michael J. Bingle Michael J. Bingle	Director	February 20, 2009

/s/ Richard J. Bressler Richard J. Bressler	Director	February 20, 2009

/s/ Karen E. Dykstra Karen E. Dykstra	Director	February 20, 2009

/s/ Russell P. Fradin Russell P. Fradin	Director	February 20, 2009

/s/ Anne Sutherland Fuchs Anne Sutherland Fuchs	Director	February 20, 2009

/s/ William O. Grabe William O. Grabe	Director	February 20, 2009

/s/ Max D. Hopper Max D. Hopper	Director	February 20, 2009

/s/ John R. Joyce	Director	February 20, 2009
John R. Joyce

/s/ Stephen G. Pagliuca Stephen G. Pagliuca	Director	February 20, 2009

/s/ James C. Smith James C. Smith	Director	February 20, 2009

Name	Title	Date

/s/ Jeffrey W. Ubben Jeffrey W. Ubben	Director	February 20, 2009