Form 10-Q
period 2009-03-31
GARTNER INC
filed 2009-05-08
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: (203) 316-1111
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2009, 94,337,593 shares of the registrant’s common shares were outstanding.

PART I            FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GARTNER, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$70,263	$140,929
Fees receivable, net	259,039	318,511
Deferred commissions	46,764	52,149
Prepaid expenses and other current assets	42,144	42,935

Total current assets	418,210	554,524
Property, equipment and leasehold improvements, net	57,800	61,869
Goodwill	397,458	398,737
Intangible assets, net	1,616	2,015
Other assets	73,607	75,920

Total Assets	$948,691	$1,093,065

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$151,788	$219,381
Deferred revenues	373,761	395,278
Current portion of long-term debt	116,000	177,750

Total current liabilities	641,549	792,409
Long-term debt	222,000	238,500
Other liabilities	80,670	83,472

Total Liabilities	944,219	1,114,381

Stockholders’ Equity (Deficit)
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 156,234,416 shares issued for both periods	78	78
Additional paid-in capital	571,085	570,667
Accumulated other comprehensive loss, net	(25)	(1,741)
Accumulated earnings	446,424	426,428
Treasury stock, at cost, 61,916,364 and 62,353,575 common shares, respectively	(1,013,090)	(1,016,748)

Total Stockholders’ Equity (Deficit)	4,472	(21,316)

Total Liabilities and Stockholders’ Equity (Deficit)	$948,691	$1,093,065

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Research	$187,688	$191,407
Consulting	70,319	78,118
Events	15,526	20,574

Total revenues	273,533	290,099
Costs and expenses:
Cost of services and product development	116,644	130,600
Selling, general and administrative	115,564	126,246
Depreciation	6,475	6,509
Amortization of intangibles	399	414

Total costs and expenses	239,082	263,769

Operating income	34,451	26,330
Interest expense, net	(4,180)	(4,715)
Other (expense) income, net	(1,246)	523

Income before income taxes	29,025	22,138
Provision for income taxes	9,029	7,545

Income from continuing operations	19,996	14,593
Income from discontinued operations, net of taxes	—	6,951

Net income	$19,996	$21,544

Income per common share:
Basic:
Income from continuing operations	$0.21	$0.15
Income from discontinued operations	—	0.07

Income per share	$0.21	$0.22

Diluted:
Income from continuing operations	$0.21	$0.14
Income from discontinued operations	—	0.07

Income per share	$0.21	$0.21

Weighted average shares outstanding:
Basic	93,898	97,790
Diluted	95,763	101,363
See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2009	2008
Operating activities:
Net income	$19,996	$21,544
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of discontinued operations	—	(7,289)
Depreciation and amortization of intangibles	6,874	6,923
Stock-based compensation expense	6,824	6,632
Excess tax benefits from stock-based compensation	(7)	(1,076)
Deferred taxes	1,130	(476)
Amortization of debt issue costs	361	184
Changes in assets and liabilities:
Fees receivable, net	57,688	28,575
Deferred commissions	5,196	2,329
Prepaid expenses and other current assets	592	(7,183)
Other assets	2,528	(2,691)
Deferred revenues	(19,760)	27,417
Accounts payable, accrued, and other liabilities	(66,595)	(60,672)

Cash provided by operating activities	14,827	14,217

Investing activities:
Additions to property, equipment and leasehold improvements	(4,536)	(7,510)
Proceeds from sale of discontinued operations	—	8,075

Cash (used in) provided by investing activities	(4,536)	565

Financing activities:
Proceeds from stock issued for stock plans	887	5,368
Proceeds from debt issuance	—	30,000
Payments on debt	(78,250)	(3,000)
Purchases of treasury stock	(2,150)	(65,270)
Excess tax benefits from stock-based compensation	7	1,076

Cash used by financing activities	(79,506)	(31,826)

Net decrease in cash and cash equivalents	(69,215)	(17,044)
Effects of exchange rates on cash and cash equivalents	(1,451)	3,034
Cash and cash equivalents, beginning of period	140,929	109,945

Cash and cash equivalents, end of period	$70,263	$95,935

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 — Basis of Presentation
The fiscal year of Gartner, Inc. (the “Company”) represents the period from January 1 through December 31. When used in these notes, the terms “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.
These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner, Inc. filed in its Annual Report on Form 10-K for the year ended December 31, 2008.
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2009 may not be indicative of the results of operations for the remainder of 2009.
The Company has reclassified certain amounts presented in the interim Condensed Consolidated Statements of Operations for the three months ended March 31, 2009, as follows:
“Other” revenues—The Company eliminated the previously reported “Other” revenue line. The “Other” revenue line primarily consisted of fees earned from Research reprints, and these revenues and related expenses are now included in the Research segment. The Company made this change because the “Other” revenue has declined from approximately $14.4 million in 2006, or about 1.4% of total revenues in that year, to about $8.3 million in 2008, about half a percent of total revenues in that year, and this trend is continuing.
Expense reclassifications—Certain expenses that were formerly classified as Selling, general & administrative (SG&A) expense are now included in Cost of services and product development (COS). These reclassifications reflect changes in the way we service and deliver value to our Research clients.
Prior periods have been reclassified in order to be consistent with the current period presentation. For the three months ended March 31, 2008, the net impact of these reclassifications was to increase Research revenue by $1.9 million, increase COS by $4.6 million, and decrease SG&A by $4.6 million. See Note 6 — Segment Information for additional information.
Principles of consolidation. The interim condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in companies in which the Company owns less than 50% but have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. All other investments for which the Company does not have the ability to exercise significant influence are accounted for under the cost method of accounting.
On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement-amendments of ARB No. 51 (“SFAS No. 160”).” SFAS No. 160 requires the accounting and reporting of minority interests as noncontrolling interests and classification of the minority interest as a component of equity. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption of the standard did not impact the Company’s financial position or results of operations.
Use of estimates. The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, and other long-lived assets, as well as tax accruals and other liabilities. In addition, estimates are used in revenue recognition, income tax expense, performance-based compensation charges, depreciation and amortization, and the allowance for losses. Management believes its use of estimates in the interim condensed consolidated financial statements to be reasonable.
Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the general economic environment. We adjust such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on our best judgment at a point in time. The current global credit crisis and economic downturn, volatile foreign currency rates, and cuts in travel, marketing and technology budgets have combined to increase the risks and uncertainty inherent in such estimates. These external factors have increased the risks the Company faces concerning in particular to estimates relating to the collection of receivables, the achievement of the performance targets on performance-based compensation elements, and the valuation of goodwill. As future events and their effects cannot be determined with precision, actual results could differ significantly from the estimates we have used herein. Changes in those estimates resulting from continuing weakness in the economic environment or other factors could be material and would be reflected in the Company’s financial statements in future periods.
Note 2 — Discontinued Operations
The Company sold its Vision Events business in the first quarter of 2008 for $11.4 million in cash and realized net cash proceeds from the sale of approximately $7.8 million. Vision Events had been part of the Company’s Events segment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results for the Vision Events business have been reported separately as discontinued operations. For the three months ended March 31, 2008, income from discontinued operations, net of taxes, was $7.0 million, which consisted of a $7.3 million net gain on sale and a $(0.3) million quarterly operating loss.
Note 3 — Comprehensive Income
The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net income:	$19,996	$21,544
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,188	208
Unrealized gain on interest rate swaps	646	(2,970)
Amortization of realized gain on terminated interest rate swap	(74)	(111)
Amortization of pension unrealized gain	(44)	(19)

Other comprehensive income (loss)	1,716	(2,892)

Comprehensive income	$21,712	$18,652

Note 4 — Computation of Earnings Per Share
The following table sets forth the reconciliation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Net income used for calculating basic and diluted earnings per share	$19,996	$21,544

Denominator:
Weighted average number of common shares used in the calculation of basic earnings per share	93,898	97,790
Common stock equivalents associated with stock-based compensation plans	1,865	3,573

Shares used in the calculation of diluted earnings per share (1)	95,763	101,363

Basic earnings per share (2)	$0.21	$0.22

Diluted earnings per share (2)	$0.21	$0.21

(1) For the three months ended March 31, 2009 and 2008, 3.8 million and 1.8 million common stock equivalents, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
(2) Basic and diluted for the three months ended March 31, 2008 includes $0.07 per share from discontinued operations.
Note 5 — Stock-Based Compensation
The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company’s stock compensation awards include stock-settled stock appreciation rights, restricted stock, service- and performance-based restricted stock units, common stock equivalents, and stock options. At March 31, 2009, the Company had approximately 3.2 million shares of common stock available for awards of stock-based compensation under its 2003 Long-Term Incentive Plan. At its 2009 Annual Meeting of Stockholders, the Company will seek stockholder approval of an additional 4 million shares for the Plan.
The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards 123(R), Share-Based Payment (“SFAS No. 123(R)”), as interpreted by SEC Staff Accounting Bulletins No. 107 (“SAB No. 107”) and No. 110 (“SAB No. 110”). Under SFAS No. 123(R), stock-based compensation expense is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of estimated forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period. At the present time, the Company issues treasury shares upon the release, exercise or settlement of stock-based compensation awards.
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
Stock-Based Compensation Expense
The Company recognized the following amounts of stock-based compensation expense by award type (in millions) in the periods indicated:

	Three Months Ended
	March 31,
Award type:	2009	2008

Restricted stock	$—	$0.1
Restricted stock units (RSUs)	5.6	4.5
Common stock equivalents (CSEs)	0.1	0.1
Stock appreciation rights (SARs)	1.1	0.9
Options	—	1.0

Total (1), (2)	$6.8	$6.6

(1)	Includes $1.1 million and $0.6 million in the three months ended March 31, 2009 and 2008, respectively, for charges related to retirement-eligible employees.

(2)	The three months ended March 31, 2009 and 2008 includes $3.1 million and $2.8 million, respectively, recorded in Cost of Services and product development, and $3.7 million and $3.8 million, respectively, recorded in SG&A.
As of March 31, 2009, the Company had $60.9 million of total unrecognized stock-based compensation cost, which is expected to be recognized as stock-based compensation expense over the remaining weighted-average service period of approximately 2.5 years.
Stock-Based Compensation Awards
The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards in accordance with SFAS No. 123(R):
Stock Appreciation Rights
Stock-settled stock appreciation rights (SARs) are settled in common shares and are similar to options as they permit the holder to participate in the appreciation of the Company’s common stock. SARs may be settled in common shares by the employee once the applicable vesting criteria have been met. When SARs are exercised, the number of Gartner common shares awarded is calculated as follows: (1) the total proceeds from the SARs exercise (the closing price of Gartner common stock on the date of exercise less the exercise price of the SARs, multiplied by the number of SARs exercised) is divided by (2) the closing price of Gartner common stock on the exercise date. The Company will withhold a portion of the common shares issuable upon exercise to satisfy minimum statutory tax withholding requirements. SARs recipients do not have any of the rights of a Gartner stockholder, including voting rights and the right to receive dividends and distributions, until after actual common shares are issued in respect of the award, which is subject to the prior satisfaction of the vesting and other criteria relating to such grants. At the present time, SARs are awarded only to the Company’s executive officers.
The Company determines the fair value of SARs on the date of grant using the Black-Scholes-Merton valuation model. The SARs vest ratably over a four-year service period and they expire seven years from the grant date.
A summary of the changes in SARs outstanding for the quarter ended March 31, 2009, follows:

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	SARs in	Average	Grant Date	Contractual
	millions	Exercise Price	Fair Value	Term

Outstanding at December 31, 2008	2.1	$17.42	$6.61	5.12 years
Granted	1.0	11.11	4.96	6.87 years
Forfeited or expired	—	—	—	na
Exercised	—	—	—	na

Outstanding at March 31, 2009 (1)	3.1	$15.47	$6.10	5.49 years

Vested and exercisable at March 31,2009 (1)	0.9	$17.34	$6.66	4.68 years

na=not applicable

(1)	At March 31, 2009, SARs outstanding had no intrinsic value. SARs vested and exercisable also had no intrinsic value.
The fair value of the Company’s SARs was determined on the date of grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008

Expected dividend yield (1)	0%	0%
Expected stock price volatility (2)	50%	36%
Risk-free interest rate (3)	2.32%	2.84%
Expected life in years (4)	4.80	4.80

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. Historically Gartner has not paid cash dividends on its common stock.

(2)	The determination of expected stock price volatility was based on both historical Gartner common stock prices and implied volatility from publicly traded options in Gartner common stock.

(3)	The risk-free interest rate is based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

(4)	The expected life in years is based on the “simplified” calculation provided for in SEC Staff Accounting Bulletin No. 107. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The Company continues to use the simplified method for awards of stock-based compensation since it does not have the necessary historical exercise and forfeiture data to determine an expected life for SARs as permitted by SEC Staff Accounting Bulletin No. 110.
Restricted Stock, Restricted Stock Units, and Common Stock Equivalents
Restricted stock awards give the awardee the right to vote and to receive dividends and distributions on these shares; however, the awardee may not sell the restricted shares until all restrictions on the release of the shares have lapsed and the shares are released.
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
Common stock equivalents (CSEs) are convertible into Gartner common shares, and each CSE entitles the holder to one common share. Certain members of our Board of Directors receive directors’ fees payable in CSEs unless they opt for cash payment. Generally, the CSEs are converted when service as a director terminates unless the director has elected accelerated release.

The fair value of restricted stock, RSUs, and CSEs is determined on the date of grant based on the closing price of the Company’s common stock as reported by the New York Stock Exchange on that date. The fair value of these awards is recognized as compensation expense as follows: (i) outstanding restricted stock awards vest based on the achievement of a market condition and are expensed on a straight-line basis over three years; (ii) service-based RSUs vest ratably over four years and are expensed on a straight-line basis over four years; (iii) performance-based RSUs are subject to both performance and service conditions, vest ratably over four years, and are expensed on an accelerated basis as required by SFAS No. 123(R); and (iv) CSEs vest immediately and are recorded as expense on the date of grant.
A summary of the changes in restricted stock, RSUs, and CSEs during the quarter ended March 31, 2009, follows:

		Weighted-		Weighted-		Weighted-
		Average	Restricted	Average	Common Stock	Average
	Restricted	Grant Date	Stock Units	Grant Date	Equivalents	Grant Date
	Stock	Fair Value	(RSUs)	Fair Value	(CSEs)	Fair Value

Unvested at December 31, 2008	200,000	$7.30	2,614,847	$18.40	—	$—
Granted (1), (2)	—	—	2,052,868	11.11	9,392	10.98
Vested or settled (2)	—	—	(528,358)	19.83	(9,392)	10.98
Forfeited	—	—	(26,356)	18.36	—	—

Unvested at March 31, 2009 (3), (4)	200,000	$7.30	4,113,001	$14.58	—	$—

(1)	The 2.1 million RSUs granted consisted of 1.0 million performance-based RSUs awarded to executives and 1.1 million service-based RSUs awarded to non-executive employees.

The 1.0 million performance-based RSUs represents the target amount of the award. The actual number of RSUs that will ultimately be granted will be between 0% and 200% of the target amount, depending on the level of achievement of the performance metric. The performance metric is tied to an annual percentage increase in the Company’s subscription-based contract value for 2009. If the specified minimum level of achievement is not met, the performance-based RSUs will be forfeited in their entirety, and any compensation expense already recorded will be reversed.

(2)	CSEs represent fees paid to directors. The CSEs vest when granted and are convertible into common shares when the director leaves the Board of Directors or earlier if the director elects to accelerate the release.

(3)	Vesting on the 200,000 shares of restricted stock held by our CEO is subject to a market condition as follows: (i) 100,000 shares will vest when the Company’s common stock trades at an average price of $25 or more each trading day for sixty consecutive trading days; and (ii) 100,000 shares will vest when the Company’s common stock trades at an average price of $30 or more each trading day for sixty consecutive trading days.

(4)	The weighted-average remaining contractual term of the RSUs is 2.45 years. The restricted stock has no defined contractual term.
Stock Options
Historically the Company granted stock options to employees that allowed them to purchase shares of the Company’s common stock at a certain price. The Company has not made significant stock option awards since 2005. All outstanding options are fully vested and there is no remaining unamortized cost. The Company received approximately $0.1 million in cash from option exercises in the quarter ended March 31, 2009.
A summary of the changes in stock options outstanding for the quarter ended March 31, 2009, follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Options in	Average	Contractual	Intrinsic Value (in
	millions	Exercise Price	Term	millions)

Outstanding at December 31, 2008	6.1	$10.78	3.56 years	$42.8
Expired	(0.1)	18.09	na	na
Exercised	(0.1)	8.22	na	0.1

Outstanding at March 31, 2009	5.9	$10.67	3.35 years	$5.2

Vested and exercisable at March 31, 2009	5.9	$10.67	3.35 years	$5.2

na=not applicable

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
At March 31, 2009, the Company had approximately 1.7 million shares available for purchase under the ESPP Plan. The ESPP Plan is considered non-compensatory under SFAS No. 123(R), and as a result the Company does not record compensation expense related to employee share purchases. The Company received approximately $0.8 million in cash from share purchases under the Plan in the quarter ended March 31, 2009.
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
The Company does not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not reported by segment because the information is not available and is not reviewed in the evaluation of segment performance or in making decisions in the allocation of resources. There are no inter-segment revenues.
In the first quarter of 2009, the Company eliminated the previously reported “Other” revenue line. The “Other” revenue line primarily consisted of fees earned from Research reprints, and these revenues and related expenses are now being included in the Research segment. In addition, certain expenses that were formerly classified as Selling, general & administrative (SG&A) expense are now reported in Cost of sales and product development (COS) and are included in the Research segment. The three months ended March 31, 2008 presented below has been reclassified in order to be consistent with the current period presentation.
For the three months ended March 31, 2009, these actions increased Research segment revenue by $2.0 million, increased segment expense by $4.4 million, and decreased segment gross contribution by $2.4 million. For the three months ended March 31, 2008, these actions increased Research segment revenue by $1.9 million, increased segment expense by $5.4 million, and decreased segment gross contribution by $3.6 million.
The following tables present information about the Company’s reportable segments (in thousands):

	Research	Consulting	Events	Consolidated
Three Months Ended March 31, 2009:
Revenues	$187,688	$70,319	$15,526	$273,533
Gross contribution	124,731	27,020	4,783	156,534
Corporate and other expenses				(136,538)

Operating income				$19,996

	Research	Consulting	Events	Consolidated
Three Months Ended March 31, 2008:
Revenues	$191,407	$78,118	$20,574	$290,099
Gross contribution	121,444	31,337	8,979	161,760
Corporate and other expenses				(135,430)

Operating income				$26,330

Note 7 — Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill, by reporting segment, are as follows:

	Balance	Currency	Balance
	December 31,	Translation	March 31,
	2008	Adjustments	2009
Research	$280,161	$(1,268)	$278,893
Consulting	84,048	26	84,074
Events	34,528	(37)	34,491

Total goodwill	$398,737	$(1,279)	$397,458

Adoption of SFAS No. 141R, Business Combinations
On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which supersedes SFAS No. No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in a business combination. The statement requires that adjustments to tax benefits related to the acquiree that are recorded subsequent to the acquisition date be recognized in income, rather than as an adjustment of goodwill under the prior rules. The statement also establishes disclosure requirements which will better enable users to evaluate the nature and financial effects of the business combination.
The adoption of the standard did not impact the Company’s financial position or results of operations in the period of adoption. However, as of January 1, 2009, we had approximately $8.3 million of unrecognized tax benefits and valuation allowances related to an acquisition. While the possibility exists that some portion of these items may reverse in future periods, the Company believes the impact to the provision for income taxes and results of operations would not be significant.
Intangible Assets
The following table presents the Company’s intangible assets subject to amortization (in thousands):

	Customer	Noncompete
March 31, 2009	Relationships	Agreements	Total
Gross cost	$7,700	$279	$7,979
Accumulated amortization	(6,160)	(203)	(6,363)

Net	$1,540	$76	$1,616

	Customer	Noncompete
December 31, 2008	Relationships	Agreements	Total
Gross cost	$7,700	$278	$7,978
Accumulated amortization	(5,775)	(188)	(5,963)

Net	$1,925	$90	$2,015

Aggregate amortization expense was $0.4 million for both the three months ended March 31, 2009 and 2008. The estimated future amortization expense for purchased intangibles is as follows (in thousands):

2009 (remaining nine months)	$1,202
2010	414

$1,616

Note 8 — Other Charges
The following table summarizes the activity related to the liability for excess facilities costs recorded as Other charges in the interim Condensed Consolidated Statements of Operations in prior periods (in thousands):

Accrued liability at December 31, 2007	$7,776
Payments	(1,004)

Accrued liability at March 31, 2008	$6,772
Payments during remainder of 2008	(3,113)

Accrued liability at December 31, 2008	3,659
Payments	(1,040)

Accrued liability at March 31, 2009	$2,619

(1)	The costs for excess facilities will be paid as the leases expire, through 2011.
Note 9 — Debt
Credit Agreement
The Company has a Credit Agreement dated as of January 31, 2007, that provides for a $300.0 million revolving credit facility and a five-year, $180.0 million term loan (the “original term loan”). On April 9, 2008, the Company entered into a First Amendment (the “First Amendment”) with the lenders to the Credit Agreement, which provided for a new $150.0 million term loan (the “2008 term loan”). The revolving credit facility may be increased up to an additional $100.0 million at the discretion of the Company’s lenders (the “expansion feature”), for a total revolving credit facility of $400.0 million. However, the $100.0 million expansion feature may or may not be available to the Company depending upon prevailing credit market conditions. To date the Company has not sought to borrow under the expansion feature.
The following table provides information regarding amounts outstanding under the Company’s Credit Agreement as of March 31, 2009:

		Annualized
	Amount	Effective
	Outstanding (1)	Interest
Description:	(in thousands)	Rate (2)

Original Term Loan	$153,000	6.06%
2008 Term Loan	135,000	4.42%
Revolver (3)	50,000	1.40%

Total	$338,000

(1)	During the three months ended March 31, 2009, the Company repaid $8.3 million of the term loans and $70.0 million of the revolver.

(2)	The rates on the original term loan and 2008 term loan consisted of the interest rate swap rate plus margins of 0.875% and 1.25%, respectively. The rate on the revolver consisted of a one-month LIBOR base rate plus a margin of 0.875%.

(3)	The Company had approximately $248.0 million of available borrowing capacity (not including the expansion feature) as of March 31, 2009.
Borrowings under the Credit Agreement carry interest rates that are either prime-based or Libor-based. Interest rates under these borrowings include a base rate plus a margin between 0.00% and 0.75% on Prime-based borrowings and between 0.625% and 1.75% on Libor-based borrowings. Generally, the Company’s borrowings have been Libor-based. The revolving loans may be borrowed, repaid and reborrowed until January 31, 2012, at which time all amounts borrowed must be repaid. The revolver borrowing capacity is reduced for both amounts outstanding for letters of credit.
The original term loan will be repaid in 18 consecutive quarterly installments, with the final payment due on January 31, 2012, and may be prepaid at any time without penalty or premium at the option of the Company. The 2008 term loan is co-terminus with the original 2007 term loan and will be repaid in 16 consecutive quarterly installments commencing June 30, 2008, with a final payment due on January 31, 2012. The term loans may be prepaid at any time without penalty or premium at the option of Gartner.
The Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum annualized contract value ratio and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, and make investments. The Company was in full compliance with its debt covenants as of March 31, 2009. A failure to comply with these covenants in the future could result in acceleration of all amounts outstanding under the Credit Agreement, which would materially impact our financial condition unless accommodations could be negotiated with our lenders.
Interest Rate Swap Contracts
The Company has two interest rate swap contracts that hedge the base interest rate risk on its two term loans. The effect of the swaps is to convert the floating base rates on the term loans to fixed rates. Under the swap terms, the Company pays a fixed rate of 5.06% on the original term loan and 2.92% on the 2008 term loan and in return receives a three-month LIBOR rate. The three-month LIBOR rate received on the swaps matches the base rate paid on the term loans since the Company optionally selects a three-month LIBOR rate on the term loans. Both of the interest rate swaps are amortizing swaps such that the notional value of the swaps declines over time and constantly matches the outstanding amounts of the term loans.
The Company accounts for the interest rate swaps as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 requires all derivatives, whether designated as hedges or not, to be recorded on the balance sheet at fair value. Since the swaps qualify as cash flow hedges under SFAS No. 133, changes in the fair values of the swaps are recorded in Other comprehensive income as long as the swaps continue to effectively hedge the base interest rate risk on the respective term loans. Any ineffective portion of changes in the fair value of the hedges is recorded in earnings. At March 31, 2009, there was no ineffective portion of the hedges as defined under SFAS No. 133. The two interest rate swaps had a net negative fair value of approximately $13.6 million at March 31, 2009, which is recorded in Other comprehensive income, net of tax effect.
Letters of Credit
The Company issues letters of credit and related guarantees in the ordinary course of business to facilitate transactions with customers and others. At March 31, 2009, the Company had outstanding letters of credit and guarantees of approximately $4.0 million.
Note 10 — Share Repurchases
The Company has a $250.0 million authorized stock repurchase program, of which $80.2 million remained available as of March 31, 2009. Repurchases are made from time-to-time through open market purchases and are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases are also made from time-to-time in connection with the settlement of shared-based compensation awards. Repurchases may be funded from cash flow from operations and borrowings under the Company’s Credit Agreement.
The Company’s share repurchase activity was as follows:

	Three Months Ended
	March 31,
	2009	2008

Number of shares repurchased	186,694	3,558,496
Cost of repurchased shares (in thousands):	$2,150	$66,027

Note 11 — Income Taxes
The provision for income taxes on continuing operations was $9.0 million for the three months ended March 31, 2009, compared to $7.5 million in the prior year quarter. The effective tax rate was 31.1% for the first quarter of 2009 and 34.1% for the first quarter of 2008. The decrease in the effective tax rate for the first quarter of 2009 as compared to the first quarter of 2008 is due to a change in the estimated mix of pre-tax income by jurisdiction as well as the impact of certain discrete items.
As of March 31, 2009 and March 31, 2008, the Company had gross unrecognized tax benefits of $16.6 million and $18.2 million, respectively. The reduction is primarily attributable to the expiration of certain statutes of limitation. It is reasonably possible that the gross unrecognized tax benefits will be decreased by $2.1 million within the next 12 months due primarily to the expiration of the relevant statutes of limitation. As of March 31, 2009 and March 31, 2008, the Company had Other liabilities of $14.5 million and $15.8 million, respectively, related to long term uncertain tax positions.
The Internal Revenue Service (“IRS”) recently commenced an audit of the Company’s 2007 tax year. The Company does not expect any material impact on its financial position as a result of such review.
During the first quarter of 2009, the Company’s subsidiary in Japan repatriated approximately $4.0 million of earnings. In addition, the Company’s subsidiary in Brazil declared a dividend of approximately $5.0 million. The Company does not expect any additional

U.S. tax as a result of such repatriations. The Company may repatriate earnings from subsidiaries outside the U.S. to the extent it does not incur an additional U.S. tax liability.
Note 12 — Derivatives and Hedging
The Company typically enters into a limited number of derivative contracts to offset the potentially negative effects of interest rate and foreign exchange movements. The Company accounts for its outstanding derivative contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 requires all derivatives, whether designated as hedges or not, to be recorded on the balance sheet at fair value.
On January 1, 2009, the Company adopted SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under SFAS No. 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of the standard did not impact the Company’s financial position or results of operations. However, the statement does require the Company to provide additional disclosures concerning its outstanding derivatives contracts, which are presented in the table below.
Information regarding the Company’s derivatives activity as of, and for the three months ended, March 31, 2009 follows (in thousands, except for number of outstanding contracts):

	Number of	Contract	Fair Value	Balance	Gain	(Loss)
	Outstanding	Notional	Asset	Sheet	Recognized in	Recorded in
Derivative Contract Type	Contracts	Amount	(Liability) (3)	Line Item	Earnings (4)	OCI (5)

Interest Rate Swaps (1)	2	$288,000	$(13,600)	Other Liabilities	$74	$(13,600)
Foreign Currency Forwards (2)	15	69,800	1,976	Other Current Assets	2,281	—

Total	17	$357,800	$(11,624)		$2,355	$(13,600)

(1)	The Company has interest rate risk arising from borrowings on its two term loans and its revolving credit arrangement, all of which are floating rate borrowings. The Company hedges the risk of an increase in the base interest rate on the two term loans using two interest rate swap contracts. The effect of the swaps is to convert the floating base rates on the two term loans to fixed rates. The Company designates and accounts for the interest rate swaps as cash flow hedges (see Note 9 — Debt).

(2)	The Company has foreign exchange transaction risk since it typically enters into transactions denominated in foreign currency that are different than the entity’s functional currency. These transactions are entered into in the normal course of business. From time to time the Company may enter into foreign currency forward exchange contracts to offset the effects of this foreign currency transaction risk. These contracts are normally short term in duration. Unrealized and realized gains and losses are recognized in earnings since the Company does not designate these contracts as hedges for accounting purposes.

(3)	See Note 13 — Fair Value Disclosures for the determination of the fair value of these instruments as of March 31, 2009.

(4)	The $2.4 million represents the net amount recorded in earnings for the three months ended March 31, 2009. The gain on the swaps is recorded in Interest expense, net and represents the amount reclassified from Other Comprehensive Income (OCI) to earnings during the quarter related to a terminated interest rate swap. The gain on the foreign currency forward contracts is recorded in Other income (expense), net and represents the net amount of realized and unrealized gains and losses recorded during the quarter.

(5)	Represents the amount recorded in OCI as of March 31, 2009.
At March 31, 2009, the Company’s derivative counterparties were all large investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties, and none of the derivative contracts contained credit-risk related contingent features.
Note 13 — Fair Value Disclosures
The Company’s financial instruments include cash and cash equivalents, fees receivable from customers, accounts payable, and accruals which are normally short-term in nature. The Company believes the carrying amounts of these financial instruments reasonably approximates their fair value.
At March 31, 2009, the Company had $338.0 million of outstanding floating rate debt and two interest rate swap contracts, as well as certain foreign currency forward contracts. These items are also considered financial instruments. The Company’s debt is carried at amortized cost while the interest rate swaps and forward contracts are carried at fair value. The Company believes the carrying amount of the debt approximates its fair value as the rate of interest on the term loans and revolver are floating rate which reflect current market rates of interest for similar instruments with comparable maturities. Additional information regarding the determination of the fair value of the interest rate swaps and the forward contracts is discussed below.
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
The Company partially adopted SFAS No. 157 on January 1, 2008 due to the issuance of FASB Staff Position (“FSP”) FASB 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”). FSP No. 157-2 deferred the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2009, the Company adopted the deferred portion of SFAS No. 157. There was no impact to the Company’s financial position or results of operations resulting from the adoption of the deferred portion of SFAS No. 157. The Company has now fully adopted SFAS No. 157.
Under SFAS No. 157, the framework for measuring fair value and a valuation hierarchy is based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the resulting fair value measurement. The valuation hierarchy contains three levels:
•	Level 1 — Valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets.
•	Level 2 — Valuation inputs are quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the asset or liability being measured.

•	Level 3 — Valuation inputs are unobservable and significant to the fair value measurement.
The following table presents Company assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair Value
Description:	March 31, 2009

Assets:
Deferred compensation assets (1)	$14,076
Foreign currency forward contracts (2)	1,976

$16,052

Liabilities:
Interest rate swap contracts (3)	$13,600

(1)	The Company has a supplemental deferred compensation arrangement for the benefit of certain highly compensated officers, managers and other key employees. The plan’s assets consist of investments in money market and mutual funds, and company-owned life insurance. The money market and mutual funds consist of cash equivalents or securities traded in active markets, which the Company considers the fair value of these assets to be based on Level 1 inputs as defined by SFAS No. 157. The value of the Company-owned life insurance is based on indirectly observable prices which the Company considers to be Level 2 inputs.

(2)	The Company periodically enters into foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates (see Note 12—Derivatives and Hedging). Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets; thus the Company measures the fair value of these contracts under a Level 2 input.

(3)	The Company has two interest rate swap contracts that hedge the base interest rate risk on its term loans, which are accounted for as cash flow hedges in accordance with SFAS No. 133 (see Note 9—Debt). To determine the fair value of the swaps, the Company relies on mark-to-market valuations prepared by third-party brokers based on observable interest rate yield curves. Accordingly, the fair value of the swaps is determined under a Level 2 input.

Note 14 — Defined Benefit Pension Plans
The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company accounts for material defined benefit plans in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”, as amended (“SFAS No. 87”). Net periodic pension expense was $0.4 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively. None of these plans have plan assets as defined under SFAS No. 87.
Note 15 — Contingencies
We are involved in legal proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position or results of operations when resolved in a future period.
The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of March 31, 2009, the Company did not have any indemnification agreements that would require material payments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of the following Management’s Discussion and Analysis (“MD&A”) is to help facilitate the understanding of significant factors influencing the first quarter operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008. Historical results and percentage relationships are not necessarily indicative of operating results for future periods.
References to “the Company,” “we,” “our,” and “us” are to Gartner, Inc. and its subsidiaries.
The Company has reclassified certain amounts presented in the interim Condensed Consolidated Statements of Operations for the three months ended March 31, 2009. The Company eliminated its previously reported “Other” revenue line. The “Other” revenue line primarily consisted of fees earned from Research reprints, and these revenues and related expenses are now included in the Research segment. In addition, certain expenses that were formerly classified in Selling, general & administrative are now included in Cost of services and product development and are included in Research segment expense. Prior periods have been reclassified in order to be consistent with the current period presentation. See Note 1 — Basis of Presentation and Note 6 — Segment Information in the Notes to the accompanying interim Condensed Consolidated Financial Statements for additional information.
Forward-Looking Statements
In addition to historical information, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Factors That May Affect Future Performance” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers also should review carefully any risk factors described in other reports filed by us with the Securities and Exchange Commission.
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

Wallet retention rate represents a measure of the amount of contract value we have retained with clients over a twelve-month period. Wallet retention is calculated on a percentage basis by dividing the contract value of clients, who were clients one year earlier, by the total contract value from a year earlier, excluding the impact of foreign currency exchange. When wallet retention exceeds client retention, it is an indication of retention of higher-spending clients, or increased spending by retained clients, or both.

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
We had total revenues of $273.5 million in the three months ended March 31, 2009, a decline of 6% compared to the prior year quarter. Excluding the negative impact of foreign currency, total revenues were up about 1%, driven by growth in our Research business. We had income from continuing operations of $20.0 million in the first quarter of 2009, an increase of 37% over the prior year quarter, while diluted earnings per share from continuing operations increased 50%, to $0.21 per diluted share. The improved results are due to higher profitability in our Research segment, a continued focus on tight expense management throughout the Company, and a lower share base due to share repurchases. These positive trends offset lower revenues and profitability in both our Consulting and Events segments.
Research revenues were down 2% quarter-over-quarter, to $187.7 million in the first quarter of 2009 from $191.4 million in the prior year quarter. In spite of the 2% decline in revenues, we had a 3 point increase in the gross contribution margin, driven by the operating leverage in this business and tight cost controls. Research contract value was $760.7 million at March 31, 2009, down 2% from March 31, 2008. Excluding the unfavorable impact of foreign currency translation, revenues and contract value were up 4% and 2%, respectively. Client retention declined 2 points, to 80% from 82%. The wallet retention rate, excluding the impact of foreign currency exchange, was 90% in 2009 and 97% in 2008.
Consulting revenues declined 10%, to $70.3 million in the first quarter of 2009 from $78.1 million in the first quarter of 2008. Revenue declined in both our core consulting and strategic advisory services (SAS) businesses, which was partially offset by higher revenues in our contract optimization business. Excluding the unfavorable impact of foreign currency translation, revenues declined 4%. The segment contribution margin declined 2 points due to the lower revenue performance. Both utilization and billable headcount were the same for both periods. Consulting backlog at March 31, 2009, was $86.7 million, down from $116.8 million at March 31, 2008.

Events revenues decreased 25%, or $5.0 million, to $15.5 million in the first quarter of 2009 compared to $20.6 million in the prior year quarter. We held 12 events in both quarters. The revenue decrease was due to declines in both the number of attendees and exhibitors, as customer travel restrictions and other expense controls continue to negatively impact our Events segment. The segment contribution margin declined 13 points, driven by the revenue decline.
For a more detailed discussion of our segment results, see Segment Results below.
We had $14.8 million of operating cash flow in the first three months of 2009, about 4% higher than the prior year quarter. We had $70.3 million of cash and cash equivalents as of March 31, 2009, along with $248.0 million of available borrowing capacity under our revolving credit facility. We believe we have a strong cash position and adequate borrowing capacity.
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
Revenue recognition - We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), and SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Once all required criteria for revenue recognition have been met, revenue by significant source is accounted for as follows:
•	Research revenues are derived from subscription contracts for research products. Revenues from research products are deferred and recognized ratably over the applicable contract term. Fees from research reprints are recognized when the reprint is shipped.

•	Consulting revenues are principally generated from fixed fee and time and material engagements. Revenue from fixed fee contracts is recognized on a percentage of completion basis. Revenues from time and materials engagements is recognized as work is delivered and/or services are provided. Revenues related to contract optimization contracts are contingent in nature and are only recognized upon satisfaction of all conditions related to their payment.

•	Events revenues are deferred and recognized upon the completion of the related symposium, conference or exhibition;
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
For those government contracts that permit termination, we bill the client the full amount billable under the contract but only record a receivable equal to the earned portion of the contract. In addition, we only record deferred revenue on these government contracts when cash is received. Deferred revenues attributable to government contracts were $53.3 million and $61.6 million at March 31, 2009 and December 31, 2008, respectively. In addition, at March 31, 2009 and December 31, 2008, we had not recognized uncollected receivables or deferred revenues relating to government contracts that permit termination of $14.4 million and $12.1 million, respectively.
Uncollectible fees receivable - The allowance for losses is composed of a bad debt and a sales and allowance reserve. Provisions are charged against earnings, either as a reduction to revenues or an increase to expense. The measurement of likely and probable losses and the allowance for uncollectible fees receivable is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires material estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of fees receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients’ liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due, and the effectiveness of our collection efforts. The following table provides our total fees receivable, along with the related allowance for losses (in thousands):

	March 31,	December 31,
	2009	2008

Total fees receivable	$266,339	$326,311
Allowance for losses	(7,300)	(7,800)

Fees receivable, net	$259,039	$318,511

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
Accounting for stock-based compensation – We account for stock-based compensation in accordance with Statement of Financial Accounting Standards 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), as interpreted by SEC Staff Accounting Bulletins No. 107 and No. 110. The Company recognizes stock-based compensation expense, which is based on the fair value of the award on the date of grant, over the related service period, net of estimated forfeitures (see Note 5 — Stock-Based Compensation in the Notes to the Consolidated Financial Statements).
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
Contingencies and other loss reserves and accruals - We record accruals for severance costs, lease costs associated with excess facilities, contract terminations and asset impairments as a result of actions we undertake to streamline our organization, reposition certain businesses and reduce ongoing costs. Estimates of costs to be incurred to complete these actions, such as future lease payments, sublease income, the fair value of assets, and severance and related benefits, are based on assumptions at the time the actions are initiated. To the extent actual costs differ from those estimates, reserve levels may need to be adjusted. In addition, these actions may be revised due to changes in business conditions that we did not foresee at the time such plans were approved. Additionally, we record accruals for estimated incentive compensation costs during each year. Amounts accrued at the end of each reporting period are based on our estimates and may require adjustment as the ultimate amount paid for these incentives are sometimes not known until after year end.

RESULTS OF OPERATIONS
Overall Results
The following table summarizes the changes in selected line items in our interim Condensed Consolidated Statements of Operation for the periods indicated (dollars in thousands):

	Three Months	Three Months	Dollar	Percentage
	Ended	Ended	Increase	Increase
	March 31, 2009	March 31, 2008	(Decrease)	(Decrease)

Total revenues	$273,533	$290,099	$(16,566)	(6)%
Costs and expenses:
Cost of services and product development	116,644	130,600	(13,956)	(11)%
Selling, general and administrative	115,564	126,246	(10,682)	(8)%
Depreciation	6,475	6,509	(34)	(1)%
Amortization of intangibles	399	414	(15)	(4)%

Operating income	34,451	26,330	8,121	31%
Interest expense, net	(4,180)	(4,715)	(535)	(11)%
Other (expense) income, net	(1,246)	523	(1,769)	>(100)%
Provision for income taxes	9,029	7,545	1,484	20%

Income from continuing operations	19,996	14,593	5,403	37%
Income from discontinued operations	—	6,951	(6,951)	(100)%

Net income	$19,996	$21,544	$(1,548)	(7)%

Total revenues in the three months ended March 31, 2009 decreased $16.6 million, or 6%, compared to the same quarter in 2008. Revenues declined in all three of our business segments. The impact of foreign currency had a substantially negative impact on our revenues for the first quarter of 2009. Excluding the unfavorable effects of foreign currency translation, total revenues for the first quarter of 2009 were up about 1% over the prior year first quarter. Please refer to the section of this MD&A below entitled “Segment Results” for a further discussion of revenues by segment.
Cost of services and product development decreased by 11% primarily due to two factors. The favorable effects of foreign currency translation reduced expense by about $9.2 million. We also had $5.7 million of lower expenses related to reduced travel and internal meetings, mostly in our Research segment, resulting from our continued focus on tight expense management. These lower charges were partially offset by approximately $1.0 million in higher charges related to merit salary increases and other expenses.
As a percentage of sales, Cost of services and product development decreased to 43% during the first quarter of 2009 from 45% during the first quarter of 2008, due to our tight expense management.
Selling, general and administrative (“SG&A”) expense decreased $10.7 million, or 8%, primarily due to the favorable effects of foreign currency translation, which reduced expense by about $9.1 million, and $5.0 million of lower expenses related to reduced travel and internal meetings. Again, the lower travel and meeting costs resulted from our continued focus on tight expense management. These lower charges were partially offset by approximately $3.4 million in higher charges related to merit salary increases, higher commissions, and other expenses.
Depreciation expense decreased 1% quarter-over-quarter. Capital spending decreased to $4.5 million in the first quarter of 2009 from $7.5 million in the prior year quarter.
Amortization of intangibles was $0.4 million for both the first quarter of 2009 and 2008.
Operating Income increased 31%, to $34.5 million in the first quarter of 2009 compared to $26.3 million in the prior year quarter. Operating income as a percentage of revenues was 13% in 2009 and 9% in 2008, respectively. The higher operating margin resulted from tight expense management coupled with the operating leverage inherent in our Research segment. Please refer to the section of this MD&A entitled “Segment Results” below for a further discussion of revenues and results by segment.
Interest Expense, Net was $4.2 million in the first quarter of 2009 and $4.7 million in the prior year quarter, a decrease of 11%. The decrease in our interest expense was due to a decline in both the weighted-average interest rate on our debt and the amount of debt outstanding. We also had lower interest income on our cash investments.
Other (Expense) Income, Net was $(1.2) million and $0.5 million for the three months ended March 31, 2009 and 2008, respectfully, consisting primarily of net foreign currency exchange gains and losses.
Provision For Income Taxes on continuing operations was $9.0 million for the three months ended March 31, 2009 compared to $7.5 million in the prior year quarter. The effective tax rate was 31.1% for the first quarter of 2009 and 34.1% for the first quarter of

2008. The decrease in the effective tax rate for the first quarter of 2009 as compared to the first quarter of 2008 is due to a change in the estimated mix of pre-tax income by jurisdiction as well as the impact of certain discrete items.
Income From Discontinued Operations, Net of Taxes, includes the results of the Company’s Vision Events business, which we sold in early 2008. The $7.0 million of income for the three months ended March 31, 2008 includes the net gain on the sale of $7.3 million and a loss from operations of $0.3 million.
Net Income was $20.0 million and $21.5 million for the first quarters of 2009 and 2008, respectively, a decrease of 7%. The year-over-year net income comparison was negatively impacted by the $7.0 million of income recorded in the first quarter 2008 for the results and gain on sale of the Company’s former Vision Events business.
For the three months ended March 31, 2009 and 2008, basic earnings per share was $0.21 and $0.22 per share, respectively. Diluted was $0.21 per share for both periods. Both the basic and diluted earnings for 2008 include income of $0.07 per share from discontinued operations.
SEGMENT RESULTS
We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain Cost of services and product development charges, SG&A expenses, Depreciation, Amortization of intangibles, and Other charges. Gross contribution margin is defined as gross contribution as a percentage of revenues.
The following sections present the results of our three segments:
Research

	Three Months	Three Months		Percentage
	Ended	Ended	Increase	Increase
	March 31, 2009	March 31, 2008	(Decrease)	(Decrease)

Financial Measurements:
Revenues (1)	$187,688	$191,407	$(3,719)	(2)%
Gross contribution (1)	$124,731	$121,444	$3,287	3%
Gross contribution margin	66%	63%	3 points	—

Business Measurements:
Contract value (1)	$760,704	$778,405	$(17,701)	(2)%
Client retention	80%	82%	(2) points	—
Wallet retention (2)	90%	97%	(7) points	—
Executive program members	3,573	3,627	(54)	(1)%

(1)	Dollars in thousands.

(2)	Excludes the impact of foreign currency exchange. Beginning with the first quarter of 2009, the Company revised its calculation of wallet retention to exclude the impact of foreign currency exchange (see the Business Measurements section of this Management Discussion & Analysis). Management believes that this presentation is a more accurate representation of the operational performance of its Research segment. Changes in foreign exchange rates can significantly impact wallet retention as reported and mask the true direction of client spending trends on research, which wallet retention is designed to measure. Accordingly, the Company will now present wallet retention excluding the impact of changes in foreign exchange rates.

The table below presents the Research wallet retention rates excluding the impact of foreign currency exchange for certain prior periods for comparability purposes:

December 31, 2004	92%
December 31, 2005	91%
December 31, 2006	99%
March 31, 2007	101%
June 30, 2007	100%
September 30, 2007	99%
December 31, 2007	98%
March 31, 2008	97%
June 30, 2008	98%
September 30, 2008	97%
December 31, 2008	95%
The 2% decline in Research revenues reflects declines in both core research and Executive Programs. The impact of foreign currency exchange had a substantially negative impact on our Research revenues for the first quarter of 2009. Excluding the unfavorable effects of foreign currency exchange, Research revenues were up about 4% over the prior year first quarter. We had a 3 point increase in the gross contribution margin in spite of the 2% decline in revenues, driven by the operating leverage in this business and tight cost controls.
Research contract value decreased 2% in the three months ended March 31, 2009 compared to March 31, 2008, but adjusted for the impact of foreign currency translation, research contract value was up 2%. Compared to the $834.3 million of contract value at December 31, 2008, contract value as of March 31, 2009 was down approximately 9%, but excluding the foreign exchange impact, was down about 4%.
Consulting

	Three Months	Three Months		Percentage
	Ended	Ended	Increase	Increase
	March 31, 2009	March 31, 2008	(Decrease)	(Decrease)

Financial Measurements:
Revenues (1)	$70,319	$78,118	$(7,799)	(10)%
Gross contribution (1)	$27,020	$31,337	$(4,317)	(14)%
Gross contribution margin	38%	40%	(2) points	—

Business Measurements:
Backlog (1)	$86,657	$116,829	$(30,172)	(26)%
Consultant utilization	72%	72%	—	—
Billing rate per hour	$328.0	$367.0	$(39.0)	(11)%
Average annualized revenue per billable headcount (1)	$410	$460	$(50)	(11)%

(1)	Dollars in thousands.
The 10% decrease in Consulting revenues reflects lower revenues in both our core consulting and strategic advisory services (SAS) businesses, which was partially offset by higher revenues in our contract optimization business. Excluding the unfavorable effects of foreign currency translation, Consulting revenues decreased about 4%. The 2% point decrease in the gross contribution margin was primarily driven by the lower revenue performance. We had 470 consultants as of March 31, 2009 and 2008.
Events

	Three Months	Three Months		Percentage
	Ended	Ended	Increase	Increase
	March 31, 2009	March 31, 2008	(Decrease)	(Decrease)

Financial Measurements:
Revenues (1)	$15,526	$20,574	$(5,048)	(25)%
Gross contribution (1)	$4,783	$8,979	$(4,196)	(47)%
Gross contribution margin	31%	44%	(13) points	—

Business Measurements:
Number of events	12	12	—	—
Number of attendees	2,858	5,256	(2,398)	(46)%

(1)	Dollars in thousands.
Events revenues decreased 25%, or $5.0 million. Excluding the unfavorable impact of foreign currency translation, revenues were down about 18%. We held 12 events in both quarters, with revenue from the 7 on-going events down by about $6.0 million in the first quarter of 2009. That decline was partially offset by an increase of about $1.0 million in revenue from new event launches and from other miscellaneous revenues. Customer travel restrictions and other expense controls continue to negatively impact our Events segment.
The number of attendees was down about 30% and exhibitors down about 25% after adjusting for the timing of our events schedule. While attendee pricing was flat, the average price per exhibitor was up about 16%. The 13 point decrease in gross contribution margin was primarily due to the revenue decline.
LIQUIDITY AND CAPITAL RESOURCES
We finance our operations primarily through cash generated from our on-going operating activities. As of March 31, 2009, we had $70.3 million of cash and cash equivalents and $248.0 million of available borrowing capacity under our revolving credit facility (not including the $100.0 million expansion feature). Our cash and cash equivalents are held in numerous locations throughout the world, with 95% held outside the U.S. as of March 31, 2009. During the three months ended March 31, 2009, we used approximately $78.3 million of cash to repay outstanding debt under our Credit Agreement.

We believe that the cash we expect to earn from our on-going operating activities, our existing cash balances, and the borrowing capacity we have under our revolving credit facility will be sufficient for our expected short-term and foreseeable long-term operating needs.
The following table summarizes the changes in the Company’s cash and cash equivalents (in thousands):

	Three Months	Three Months	Dollar
	Ended	Ended	Increase
	March 31, 2009	March 31, 2008	(Decrease)

Cash provided by operating activities	$14,827	$14,217	$610
Cash (used) provided by investing activities	(4,536)	565	(5,101)
Cash used by financing activities	(79,506)	(31,826)	(47,680)

Net decrease	(69,215)	(17,044)	(52,171)
Effects of exchange rates	(1,451)	3,034	(4,485)
Beginning cash and cash equivalents	140,929	109,945	30,984

Ending cash and cash equivalents	$70,263	$95,935	$(25,672)

Operating
Our operating cash flow increased by $0.6 million, or about 4%. We realized about $10.0 million in additional cash from our core operations and we had $6.0 million in lower cash payments for bonuses and interest on our debt. These increases were almost entirely offset by a decrease in our working capital of approximately $11.0 million, mostly due to lower collections on our receivables, as well as $4.0 million in severance payments related to the reduction in the Company’s workforce announced in early January 2009.
Investing
Cash used by investing activities in the first quarter of 2009 includes $4.5 million of capital expenditures. Cash provided of $0.6 million in the prior year period consisted of $7.5 million in capital expenditures offset by net cash proceeds from the sale of our Vision Events business of $8.1 million.
Financing
We used an additional $47.7 million of cash in the first quarter of 2009 in our financing activities, primarily due to payments on our debt.
On a net basis, we repaid $78.3 million of debt in the first quarter of 2009 compared to additional borrowings of $27.0 million in the same period in 2008. We also had lower cash proceeds from option exercises, with $0.9 million and $5.4 million realized in the first quarters of 2009 and 2008, respectively, due to lower exercise activity as a result of a lower average stock price. Partially offsetting these items was a substantial decrease in the amount of cash used to repurchase our shares, with $2.1 million of cash used in the first quarter of 2009 compared to $65.3 million used in the prior year quarter.
OBLIGATIONS AND COMMITMENTS
Credit Agreement
At March 31, 2009, we had $338.0 million outstanding under our Credit Agreement, which provides for two amortizing term loans and a $300.0 million revolving credit facility. The revolving credit facility may be increased up to an additional $100.0 million at our lenders’ discretion (the “expansion feature”), for a total revolving credit facility of $400.0 million. However, the $100.0 million expansion feature may or may not be available to us depending upon prevailing credit market conditions.
The term loans are being repaid in consecutive quarterly installments plus a final payment due on January 31, 2012, and may be prepaid at any time without penalty or premium at our option. The revolving loans may be borrowed, repaid and reborrowed until January 31, 2012, at which time all amounts borrowed must be repaid. See Note 9 — Debt in the accompanying Notes to the interim condensed consolidated financial statements for additional information regarding the Company’s Credit Agreement.
Off-Balance Sheet Arrangements
Through March 31, 2009, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

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
FACTORS THAT MAY AFFECT FUTURE PERFORMANCE
We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of our 2008 Annual Report on Form 10-K which is incorporated herein by reference.
RECENTLY ISSUED ACCOUNTING STANDARDS
In January 2009, the FASB released Proposed Staff Position SFAS 107-b and Accounting Principles Board (APB) Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-b and APB 28-a). This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of these standards during third quarter 2009, but does not believe this guidance will have any significant impact on the Company’s financial position, cash flows, or disclosures.
In March 2009, the FASB released Proposed Staff Position SFAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (SFAS 157-e). This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.” SFAS 157-e is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of SFAS 157-e during third quarter 2009, but does not believe this guidance will have any significant impact on the Company’s financial position, cash flows, or disclosures.
In March 2009, the FASB issued Proposed Staff Position SFAS 115-a, SFAS 124-a, and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments.” This proposal provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This Proposed Staff Position is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of these standards during third quarter 2009, but does not believe this guidance will have any significant impact on the Company’s financial position, cash flows, or disclosures.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure to changes in interest rates resulting from $288.0 million outstanding on our two term loans and $50.0 million outstanding on our revolver, all of which are floating rate borrowings. Our borrowings may be either prime-based or Libor-based. Interest rates under these borrowings include a base rate plus a margin between 0.00% and 0.75% on prime borrowings and between .625% and 1.75% on Libor borrowings.
As of March 31, 2009, the annualized interest rates on the original term loan, the 2008 term loan, and the revolver were 2.10%, 2.47%, and 1.40%, respectively. The rates on the original and 2008 term loans consisted of a three-month LIBOR base rate plus margins of 0.875% and 1.25%, respectively. The rate on the revolver consisted of a one-month LIBOR base rate plus a margin of 0.875%.
We have two interest rate swap contracts which effectively convert the floating base rates on the term loans to fixed rates. Including the effect of the interest rate swaps, the annualized interest rates on the original term loan and 2008 term loan were 6.06% and 4.42%, respectively, as of March 31, 2009.
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
We are exposed to foreign currency translation risk since amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the stockholders’ equity section of the Consolidated Balance Sheets. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the United States dollar. Since the functional currencies of our foreign operations are generally denominated in the local currency of our subsidiaries, the foreign currency translation adjustments are reflected as a component of stockholders’ equity and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
We are exposed to foreign currency transaction risk since we enter into transactions in the normal course of business that are denominated in foreign currency that are different than the entity’s functional currency. We may enter into foreign currency forward exchange contracts to offset the effects of adverse fluctuations in foreign currency exchange rates related to these transactions. These instruments are typically short term and are reflected at fair value with unrealized and realized gains and losses recorded in earnings. At March 31, 2009, we had 15 foreign currency forward contracts outstanding with a total notional amount of $69.8 million and an immaterial unrealized gain. All of these contracts matured in April 2009.
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
Management conducted an evaluation, as of March 31, 2009, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Act.
In addition, there have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in legal and administrative proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position or results of operations when resolved in a future period.
ITEM 1A. RISK FACTORS
A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of our 2008 Annual Report on Form 10-K and is incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The Company has a $250.0 million authorized stock repurchase program, of which $80.2 million remained available as of March 31, 2009. The following table provides detail related to repurchases of our common stock for treasury in the first quarter of 2009 under this program:

			Approximate
			Dollar Value of
			Shares that may
			yet be Purchased
	Total		Under our Share
	Number of	Average	Repurchase
	Shares	Price Paid	Program
Period	Purchased	Per Share	(in thousands)
2009
January	753	$15.32
February	184,247	11.51
March	1,694	10.23

Total	186,694	$11.51	$80,231

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

31.1	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32	Certification under 18 U.S.C. 1350.
Items 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.
Date May 8, 2009	/s/ Christopher J. Lafond
Christopher J. Lafond
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)