Form 10-Q
period 2009-06-30
GARTNER INC
filed 2009-08-04
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 24, 2009, 94,876,753 shares of the registrant’s common shares were outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GARTNER, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$96,964	$140,929
Fees receivable, net	252,228	318,511
Deferred commissions	43,965	52,149
Prepaid expenses and other current assets	42,832	42,935

Total current assets	435,989	554,524
Property, equipment and leasehold improvements, net	55,624	61,869
Goodwill	401,926	398,737
Intangible assets, net	1,345	2,015
Other assets	77,324	75,920

Total Assets	$972,208	$1,093,065

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$164,105	$219,381
Deferred revenues	378,536	395,278
Current portion of long-term debt	119,250	177,750

Total current liabilities	661,891	792,409
Long-term debt	197,250	238,500
Other liabilities	76,956	83,472

Total Liabilities	936,097	1,114,381
Stockholders’ Equity (Deficit)
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 156,234,416 shares issued for both periods	78	78
Additional paid-in capital	575,701	570,667
Accumulated other comprehensive income (loss), net	5,912	(1,741)
Accumulated earnings	463,609	426,428
Treasury stock, at cost, 61,361,731 and 62,353,575 common shares, respectively	(1,009,189)	(1,016,748)

Total Stockholders’ Equity (Deficit)	36,111	(21,316)

Total Liabilities and Stockholders’ Equity (Deficit)	$972,208	$1,093,065

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Research	$183,919	$198,362	$371,607	$389,769
Consulting	69,314	94,607	139,633	172,725
Events	16,738	50,970	32,264	71,544

Total revenues	269,971	343,939	543,504	634,038
Costs and expenses:
Cost of services and product development	117,100	156,478	233,744	287,079
Selling, general and administrative	115,367	133,421	230,931	259,666
Depreciation	6,338	6,064	12,813	12,573
Amortization of intangibles	405	401	804	815

Total costs and expenses	239,210	296,364	478,292	560,133

Operating income	30,761	47,575	65,212	73,905
Interest expense, net	(4,011)	(4,960)	(8,191)	(9,675)
Other (expense) income, net	(1,132)	(150)	(2,378)	373

Income before income taxes	25,618	42,465	54,643	64,603
Provision for income taxes	8,433	12,337	17,462	19,882

Income from continuing operations	17,185	30,128	37,181	44,721
(Loss) income from discontinued operations, net of taxes	—	(228)	—	6,723

Net income	$17,185	$29,900	$37,181	$51,444

Income per common share:
Basic:
Income from continuing operations	$0.18	$0.32	$0.39	$0.46
Income from discontinued operations	—	—	—	0.07

Income per share	$0.18	$0.32	$0.39	$0.53

Diluted:
Income from continuing operations	$0.18	$0.30	$0.39	$0.44
Income from discontinued operations	—	—	—	0.07

Income per share	$0.18	$0.30	$0.39	$0.51

Weighted average shares outstanding:
Basic	94,370	94,845	94,134	96,317
Diluted	96,523	98,895	96,344	100,252
See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2009	2008
Operating activities:
Net income	$37,181	$51,444
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of discontinued operations	—	(7,061)
Depreciation and amortization of intangibles	13,617	13,388
Stock-based compensation expense	13,151	13,056
Excess tax benefits from stock-based compensation	(416)	(5,646)
Deferred taxes	680	270
Amortization of debt issue costs	714	448
Changes in assets and liabilities:
Fees receivable, net	69,215	43,947
Deferred commissions	8,957	5,162
Prepaid expenses and other current assets	1,253	(2,604)
Other assets	(4,397)	(10,213)
Deferred revenues	(18,758)	2,894
Accounts payable, accrued, and other liabilities	(58,663)	(23,240)

Cash provided by operating activities	62,534	81,845

Investing activities:
Additions to property, equipment and leasehold improvements	(8,446)	(12,974)
Proceeds from sale of discontinued operations	—	7,847

Cash used in investing activities	(8,446)	(5,127)

Financing activities:
Proceeds from stock issued for stock plans	4,347	18,583
Proceeds from debt issuance	—	180,000
Payments for debt issuance costs	—	(802)
Payments on debt	(99,750)	(104,250)
Purchases of treasury stock	(3,659)	(152,967)
Excess tax benefits from stock-based compensation	416	5,646

Cash used by financing activities	(98,646)	(53,790)

Net (decrease) increase in cash and cash equivalents	(44,558)	22,928
Effects of exchange rates on cash and cash equivalents	593	4,024
Cash and cash equivalents, beginning of period	140,929	109,945

Cash and cash equivalents, end of period	$96,964	$136,897

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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and six months ended June 30, 2009 may not be indicative of the results of operations for the remainder of 2009.
Principles of consolidation. The accompanying interim condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in companies in which the Company owns less than 50% but have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. All other investments for which the Company does not have the ability to exercise significant influence are accounted for under the cost method of accounting.
On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement-amendments of ARB No. 51 (“SFAS No. 160”).” SFAS No. 160 requires the accounting and reporting of minority interests as noncontrolling interests and classification of the minority interest as a component of equity. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption of the standard did not impact the Company’s financial position, results of operations, or cash flows.
Use of estimates. The preparation of the accompanying interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, and other long-lived assets, as well as tax accruals and other liabilities. In addition, estimates are used in revenue recognition, income tax expense, performance-based compensation charges, depreciation and amortization, and the allowance for losses. Management believes its use of estimates in the interim condensed consolidated financial statements to be reasonable.
Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the general economic environment. We adjust such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on our best judgment at a point in time. The recent global credit crisis and economic downturn, volatile foreign currency rates, and cuts in travel, marketing and technology budgets have combined to increase the risks and uncertainty inherent in such estimates. These external factors have increased the risks the Company faces in developing estimates relating to the collection of receivables, the achievement of the performance targets on performance-based compensation elements, and the valuation of goodwill. As future events and their effects cannot be determined with precision, actual results could differ significantly from the estimates we have used herein. Changes in those estimates resulting from continuing weakness in the economic environment or other factors could be material and would be reflected in the Company’s financial statements in future periods.
Subsequent events. On June 30, 2009, the Company prospectively adopted SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The standard must be adopted on a prospective basis. The adoption of the standard did not impact the Company’s consolidated results of operations, financial condition, or cash flows. However, the standard does require the disclosure of the date through which subsequent events have been evaluated, which is included in the next paragraph.
The Company has evaluated the potential impact of subsequent events on the accompanying interim condensed consolidated financial statements through August 4, 2009, the date of public issuance of this Quarterly Report on Form 10-Q.
Reclassifications. Effective January 1, 2009, the Company has reclassified certain amounts presented in its interim Condensed Consolidated Statements of Operations, as follows:
“Other” revenues—The Company has eliminated its previously reported “Other” revenue line. The “Other” revenue line primarily consisted of fees earned from Research reprints and other miscellaneous products, and these revenues and related expenses are now included in the Research segment. The Company made this change because the “Other” revenue has declined in magnitude, from approximately $14.4 million in 2006, or about 1.4% of total revenues in that year, to about $8.3 million in 2008, about half a percent of total revenues in that year, and this trend is continuing. The revenue decline reflects the Company’s decision to discontinue certain of these products.
Expense reclassifications—Certain expenses that were formerly classified as Selling, general & administrative (SG&A) expense are now included in Cost of services and product development (COS). These reclassifications reflect changes in the way we service and deliver value to our Research clients and related changes in work responsibilities of certain departments and associates.
Prior periods have been reclassified in order to be consistent with the current period presentation. See Note 6 — Segment Information for additional information.
Note 2 — Discontinued Operations
The Company sold its Vision Events business in the quarter ended March 31, 2008 for $11.4 million in cash and realized net cash proceeds from the sale of approximately $7.8 million. Vision Events had been part of the Company’s Events segment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results for the Vision Events business have been reported separately as discontinued operations. For the six months ended June 30, 2008, income from discontinued operations, net of taxes, was $6.7 million, which included a $7.0 million net gain on sale and a $(0.3) million quarterly operating loss.
Note 3 — Comprehensive Income
The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income:	$17,185	$29,900	$37,181	$51,444
Other comprehensive income, net of tax:
Foreign currency translation adjustments	4,772	645	5,960	853
Unrealized gain on interest rate swaps	1,275	4,697	1,921	1,727
Amortization of realized gain on terminated interest rate swap	(63)	(104)	(137)	(215)
Amortization of pension unrealized gain	(46)	(19)	(90)	(38)

Other comprehensive income	5,938	5,219	7,654	2,327

Comprehensive income	$23,123	$35,119	$44,835	$53,771

Note 4 — Computation of Earnings Per Share
The following table sets forth the reconciliation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income used for calculating basic and diluted earnings per share	$17,185	$29,900	$37,181	$51,444

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Denominator:
Weighted average number of common shares used in the calculation of basic earnings per share	94,370	94,845	94,134	96,317
Common stock equivalents associated with stock-based compensation plans	2,153	4,050	2,210	3,935

Shares used in the calculation of diluted earnings per share (1)	96,523	98,895	96,344	100,252

Basic earnings per share (2)	$0.18	$0.32	$0.39	$0.53

Diluted earnings per share (2)	$0.18	$0.30	$0.39	$0.51

(1)	For the three months ended June 30, 2009 and 2008, 3.9 million and 1.4 million options and other stock equivalents, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the six months ended June 30, 2009 and 2008, 3.1 million and 1.5 million options and other stock equivalents, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

(2)	Basic and diluted earnings per share for the six months ended June 30, 2008 includes $0.07 per share from discontinued operations.
Note 5 — Stock-Based Compensation
The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company’s stock compensation awards include stock-settled stock appreciation rights, restricted stock, service- and performance-based restricted stock units, common stock equivalents, and stock options. At June 30, 2009, the Company had approximately 7.4 million shares of common stock available for awards of stock-based compensation under its 2003 Long-Term Incentive Plan, which includes 4.0 million additional shares approved by stockholders at the Company’s 2009 Annual Meeting of Stockholders.
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
Stock-Based Compensation Expense
The Company recognized the following amounts of stock-based compensation expense by award type (in millions) in the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Award type:	2009	2008	2009	2008
Restricted stock	$—	$0.1	$—	$0.3
Restricted stock units (RSUs)	4.9	4.7	10.5	9.3
Common stock equivalents (CSEs)	0.1	0.1	0.2	0.2
Stock appreciation rights (SARs)	1.3	0.8	2.4	1.7
Options	—	0.7	—	1.6

Total (1), (2)	$6.3	$6.4	$13.1	$13.1

(1)	The three months ended June 30, 2009 and 2008 includes $0.6 million and $0.7 million, respectively, for charges related to retirement-eligible employees. The six months ended June 30, 2009 and 2008 includes $1.6 million and $1.3 million, respectively, for charges related to retirement-eligible employees.
(2)	The three months ended June 30, 2009 and 2008 includes $3.4 million and $2.7 million, respectively, recorded in Cost of services and product development, and $2.9 million and $3.7 million, respectively, recorded in SG&A. The six months ended June 30, 2009 and 2008 includes $6.5 million and $5.5 million, respectively, recorded in Cost of Services and product development, and $6.6 million and $7.5 million, respectively, recorded in SG&A.
As of June 30, 2009, the Company had $51.7 million of total unrecognized stock-based compensation cost, which is expected to be recognized as stock-based compensation expense over the remaining weighted-average service period of approximately 2.4 years.
Stock-Based Compensation Awards
The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards in accordance with SFAS No. 123(R):
Stock Appreciation Rights
Stock-settled stock appreciation rights (SARs) are settled in common shares and are similar to options as they permit the holder to participate in the appreciation of the Company’s common stock. SARs may be settled in common shares by the employee once the applicable vesting criteria have been met. When SARs are exercised, the number of Gartner common shares issued is calculated as follows: (1) the total proceeds from the SARs exercise (the closing price of Gartner common stock on the date of exercise less the exercise price of the SARs, multiplied by the number of SARs exercised) is divided by (2) the closing price of Gartner common stock on the exercise date. The Company will withhold a portion of the common shares issued upon exercise to satisfy minimum statutory tax withholding requirements. SARs recipients do not have any of the rights of a Gartner stockholder, including voting rights and the right to receive dividends and distributions, until after actual common shares are issued in respect of the award, which is subject to the prior satisfaction of the vesting and other criteria relating to such grants. At the present time, SARs are awarded only to the Company’s executive officers.
The Company determines the fair value of SARs on the date of grant using the Black-Scholes-Merton valuation model. The SARs generally vest ratably over a four-year service period and expire seven years from the grant date.
A summary of the changes in SARs outstanding for the six months ended June 30, 2009, follows:

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	SARs in	Average	Grant Date	Contractual
	millions	Exercise Price	Fair Value	Term
Outstanding at December 31, 2008	2.1	$17.42	$6.61	5.12 years
Granted	1.0	11.15	4.97	6.62 years
Forfeited or expired	(0.1)	15.08	5.92	na
Exercised	—	—	—	na

Outstanding at June 30, 2009 (1)	3.0	$15.47	$6.10	5.17 years

Vested and exercisable at June 30, 2009 (1)	1.1	$16.73	$6.52	4.17 years

na=not applicable

(1)	At June 30, 2009, SARs outstanding had an intrinsic value of $4.5 million. SARs vested and exercisable had an intrinsic value of $0.6 million.
The fair value of the Company’s SARs was determined on the date of grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008 (1)	2009	2008
Expected dividend yield (2)	0%	—	0%	0%
Expected stock price volatility (3)	49%	—	50%	36%
Risk-free interest rate (4)	1.9%	—	2.3%	2.8%
Expected life in years (5)	4.6	—	4.8	4.8

(1)	No SARs were granted during this period.

(2)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. Historically Gartner has not paid cash dividends on its common stock.

(3)	The determination of expected stock price volatility was based on both historical Gartner common stock prices and implied volatility from publicly traded options in Gartner common stock.

(4)	The risk-free interest rate is based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

(5)	The expected life in years is based on the “simplified” calculation provided for in SEC Staff Accounting Bulletin No. 107. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The Company continues to use the simplified method for awards of stock-based compensation since it does not have the necessary historical exercise and forfeiture data to determine an expected life for SARs as permitted by SEC Staff Accounting Bulletin No. 110.
Restricted Stock, Restricted Stock Units, and Common Stock Equivalents
Restricted stock awards give the awardee the right to vote and to receive dividends and distributions on these shares; however, the awardee may not sell the restricted shares until all restrictions on the release of the shares have lapsed and the shares are released.
Restricted stock units (RSUs) give the awardee the right to receive Gartner common shares when the vesting conditions are met and the restrictions lapse, and each RSU that vests entitles the awardee to one common share. RSU awardees do not have any of the rights of a Gartner stockholder, including voting rights and the right to receive dividends and distributions, until after the common shares are released.
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
A summary of the changes in restricted stock, RSUs and CSEs during the six months ended June 30, 2009, follows:

		Weighted-		Weighted-		Weighted-
		Average	Restricted	Average	Common Stock	Average
	Restricted	Grant Date	Stock Units	Grant Date	Equivalents	Grant Date
	Stock	Fair Value	(RSUs)	Fair Value	(CSEs)	Fair Value
Outstanding at December 31, 2008	200,000	$7.30	2,614,847	$18.40	—	$—
Granted (1), (2)	—	—	2,114,057	11.23	15,915	12.96
Vested or settled (2)	—	—	(870,414)	17.87	(15,915)	12.96
Forfeited	—	—	(131,446)	15.46	—	—

Outstanding at June 30, 2009 (3), (4)	200,000	$7.30	,3,727,044	$14.56	—	$—

Vested and releasable at June 30, 2009	—	$—	11,148	$14.56	—	$—

(1)	The 2.1 million RSUs granted in the six months ended June 30, 2009 consist of 1.0 million performance-based RSUs awarded to executives and 1.1 million service-based RSUs awarded to non-executive employees.

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
(2)	CSEs represent fees paid to directors. The CSEs vest when granted and are convertible into common shares when the director leaves the Board of Directors or earlier if the director elects to accelerate the release.

(3)	Vesting on the 200,000 shares of restricted stock held by our CEO is subject to a market condition as follows: (i) 100,000 shares will vest when the Company’s common stock trades at an average price of $25 or more each trading day for sixty consecutive trading days; and (ii) 100,000 shares will vest when the Company’s common stock trades at an average price of $30 or more each trading day for sixty consecutive trading days.

(4)	The weighted-average remaining contractual term of the RSUs is 2.4 years. The restricted stock has no defined contractual term.
Stock Options
Historically the Company granted stock options to employees that allowed them to purchase shares of the Company’s common stock at a certain price. The Company has not made significant stock option grants since 2005. All outstanding options are fully vested and there is no remaining unamortized cost. The Company received approximately $2.9 million in cash from option exercises in the six months ended June 30, 2009.
A summary of the changes in stock options outstanding in the six months ended June 30, 2009, follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Options in	Average	Contractual	Intrinsic Value
	millions	Exercise Price	Term	(in millions)
Outstanding at December 31, 2008	6.1	$10.78	3.56 years	$42.8
Expired	(0.2)	17.81	na	na
Exercised	(0.3)	10.02	na	1.3

Outstanding at June 30, 2009	5.6	$10.66	3.22 years	$25.9

Vested and exercisable at June 30, 2009	5.6	$10.66	3.22 years	$25.9

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
At June 30, 2009, the Company had approximately 1.6 million shares available for purchase under the ESPP Plan. The ESPP Plan is considered non-compensatory under SFAS No. 123(R), and as a result the Company does not record compensation expense related to employee share purchases. The Company received approximately $1.4 million in cash from share purchases under the Plan in the six months ended June 30, 2009.
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

The Company evaluates reportable segment performance and allocates resources based on gross contribution margin. Gross contribution, as presented below, is defined as operating income excluding certain Cost of services and product development and SG&A expenses, depreciation, amortization of intangibles, and Other charges. Certain bonus and fringe charges included in consolidated Cost of services and product development are not allocated to segment expense. The accounting policies used by the reportable segments are the same as those used by the Company.
The Company does not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not reported by segment because the information is not available and is not reviewed in the evaluation of segment performance or in making decisions in the allocation of resources. There are no inter-segment revenues.
On January 1, 2009 the Company eliminated the previously reported “Other” revenue line. The “Other” revenue line primarily consisted of fees earned from Research reprints and other miscellaneous products, and these revenues and related expenses are now being included in the Research segment. In addition, certain expenses that were formerly classified as Selling, general & administrative (SG&A) expense are now reported in Cost of sales and product development (COS) and are included in the Research segment. Prior periods presented below have been reclassified in order to be consistent with the current period presentation. For the three months ended June 30, 2008, these actions increased Research segment revenue by $2.6 million, increased Research segment expense by $5.2 million, and decreased Research segment gross contribution by $2.6 million. For the six months ended June 30, 2008, these actions increased Research segment revenue by $4.4 million, increased Research segment expense by $10.6 million, and decreased Research segment gross contribution by $6.2 million.
The following tables present information about the Company’s reportable segments (in thousands):

	Research	Consulting	Events	Consolidated
Three Months Ended June 30, 2009:
Revenues	$183,919	$69,314	$16,738	$269,971
Gross contribution	119,465	27,636	5,584	152,685
Corporate and other expenses				(121,924)

Operating income				$30,761

	Research	Consulting	Events	Consolidated
Three Months Ended June 30, 2008:
Revenues	$198,362	$94,607	$50,970	$343,939
Gross contribution	125,245	40,535	22,639	188,419
Corporate and other expenses				(140,844)

Operating income				$47,575

	Research	Consulting	Events	Consolidated
Six Months Ended June 30, 2009:
Revenues	$371,607	$139,633	$32,264	$543,504
Gross contribution	244,196	54,656	10,367	309,219
Corporate and other expenses				(244,007)

Operating income				$65,212

	Research	Consulting	Events	Consolidated
Six Months Ended June 30, 2008:
Revenues	$389,769	$172,725	$71,544	$634,038
Gross contribution	246,690	71,872	31,618	350,180
Corporate and other expenses				(276,275)

Operating income				$73,905

Note 7 — Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill, by reporting segment, are as follows:

	Balance	Currency	Balance
	December 31,	Translation	June 30,
	2008	Adjustments	2009
Research	$280,161	$1,835	$281,996
Consulting	84,048	1,354	85,402
Events	34,528	—	34,528

Total goodwill	$398,737	$3,189	$401,926

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
Intangible Assets
The following table presents the Company’s intangible assets subject to amortization (in thousands):

	Customer	Noncompete
	Relationships	Agreements	Total
June 30, 2009
Gross cost	$7,700	$419	$8,119
Accumulated amortization	(6,545)	(229)	(6,774)

Net	$1,155	$190	$1,345

	Customer	Noncompete
	Relationships	Agreements	Total
December 31, 2008
Gross cost	$7,700	$278	$7,978
Accumulated amortization	(5,775)	(188)	(5,963)

Net	$1,925	$90	$2,015

Amortization expense was $0.4 million for both the three months ended June 30, 2009 and 2008 and $0.8 million for both the six months ended June 30, 2009 and 2008. The estimated future amortization expense for purchased intangibles is as follows (in thousands):

2009 (remaining six months)	$834
2010	511

$1,345

Note 8 — Liabilities
Other Charges
The following table summarizes the activity related to the liability for excess facilities costs recorded as Other charges in the Condensed Consolidated Statements of Operations in prior periods (in thousands):

Accrued liability at December 31, 2007	$7,776
Payments	(2,024)

Accrued liability at June 30, 2008	$5,752
Payments during remainder of 2008	(2,093)

Accrued liability at December 31, 2008	3,659
Payments	(1,663)

Accrued liability at June 30, 2009	$1,996

(1) The costs for excess facilities will be paid as the leases expire, through 2011.
Note 9 — Debt
Credit Agreement
The Company has a Credit Agreement dated as of January 31, 2007, that provides for a $300.0 million revolving credit facility and a five-year, $180.0 million term loan (the “original term loan”). On April 9, 2008, the Company entered into a First Amendment (the “First Amendment”) with the lenders to the Credit Agreement, which provided for a new $150.0 million term loan (the “2008 term loan”). The revolving credit facility may be increased up to an additional $100.0 million at the discretion of the Company’s lenders (the “expansion feature”), for a total revolving credit facility of $400.0 million. However, the $100.0 million expansion feature may or may not be available to the Company depending upon prevailing credit market conditions. To date, the Company has not sought to borrow under the expansion feature.
The following table provides information regarding amounts outstanding under the Company’s Credit Agreement as of June 30, 2009:

		Annualized
	Amount	Effective
	Outstanding (1)	Interest
Description:	(in thousands)	Rate (2)
Original Term Loan	$144,000	5.81%
2008 Term Loan	127,500	3.92%
Revolver (3)	45,000	1.06%

Total	$316,500

(1)	During the six months ended June 30, 2009, the Company repaid $24.8 million of the term loans and $75.0 million of the revolver.

(2)	The rates on the original term loan and 2008 term loan consisted of the interest rate swap rate plus margins of 0.75% and 1.00%, respectively. The rate on the revolver consisted of a one-month LIBOR base rate plus a margin of 0.75%.

(3)	The Company had approximately $253.0 million of available borrowing capacity (not including the expansion feature) as of June 30, 2009.
Borrowings under the Credit Agreement carry interest rates that are either Prime-based or LIBOR-based. Interest rates under these borrowings include a base rate plus a margin between 0.00% and 0.75% on Prime-based borrowings and between 0.625% and 1.75% on LIBOR-based borrowings. Generally, the Company’s borrowings have been LIBOR-based. The revolving loans may be borrowed, repaid and reborrowed until January 31, 2012, at which time all amounts borrowed must be repaid. The revolver borrowing capacity is reduced for both amounts outstanding and for letters of credit.
The original term loan will be repaid in 18 consecutive quarterly installments, with the final payment due on January 31, 2012. The 2008 term loan is co-terminus with the original 2007 term loan and will be repaid in 16 consecutive quarterly installments commencing June 30, 2008, with a final payment due on January 31, 2012. Both term loans may be prepaid at any time without penalty or premium at the option of Gartner.
The Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum annualized contract value ratio and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, and make investments. The Company was in full compliance with its debt covenants as of June 30, 2009. A failure to comply with these covenants in the future could result in acceleration of all amounts outstanding under the Credit Agreement, which would materially impact our financial condition unless accommodations could be negotiated with our lenders.

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
The Company accounts for the interest rate swaps as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 requires all derivatives, whether designated as hedges or not, to be recorded on the balance sheet at fair value. Since the swaps qualify as cash flow hedges under SFAS No. 133, changes in the fair values of the swaps are recorded in Other comprehensive income as long as the swaps continue to effectively hedge the base interest rate risk on the respective term loans. Any ineffective portion of changes in the fair value of the hedges is recorded in earnings. At June 30, 2009, there was no ineffective portion of the hedges as defined under SFAS No. 133. The two interest rate swaps had a combined negative fair value of approximately $11.5 million at June 30, 2009, which is recorded in Other comprehensive income, net of tax effect.
Letters of Credit
The Company issues letters of credit and related guarantees in the ordinary course of business to facilitate transactions with customers and others. At June 30, 2009, the Company had outstanding letters of credit and guarantees of approximately $3.8 million.
Note 10 — Equity and Stock Programs
Share Repurchases
The Company has a $250.0 million authorized stock repurchase program, of which $78.7 million remained available as of June 30, 2009. Repurchases are made from time-to-time through open market purchases and are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases are also made from time-to-time in connection with the settlement of shared-based compensation awards. Repurchases may be funded from cash flow from operations and borrowings under the Company’s Credit Agreement.
The Company’s share repurchase activity was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Number of shares repurchased	114,257	3,851,358	300,951	7,411,164
Cost of repurchased shares (in thousands):	$1,510	$84,700	$3,659	$150,700

Note 11 — Income Taxes
The provision for income taxes on continuing operations was $8.4 million for the three months ended June 30, 2009 compared to $12.3 million in the prior year quarter. The effective tax rate was 32.9% for the three months ended June 30, 2009 and 29.1% for the same period in 2008. The increase in the effective tax rate was due to a change in the estimated mix of pre-tax income by jurisdiction as well as the impact of certain discrete items. Discrete items in the three months ended June 30, 2008 included the release of certain reserves due to the expiration of the relevant statutes of limitation, offset in part by increases to reserves for various items including state income tax audit settlements and intercompany charges.
The provision for income taxes on continuing operations was $17.5 million for the six months ended June 30, 2009 as compared to $19.9 million for the six months ended June 30, 2008. The effective tax rate was 32.0% for the six months ended June 30, 2009 and 30.8% for the six months ended June 30, 2008. The increase in the effective tax rate for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 is due to a change in the estimated mix of pre-tax income by jurisdiction as well as the impact of certain discrete items. Discrete items in the six months ended June 30, 2008 included the release of certain reserves due to the expiration of the relevant statutes of limitation, offset, in part, by increases to reserves for various items including state income tax audit settlements and intercompany charges.

As of June 30, 2009 and December 31, 2008, the Company had gross unrecognized tax benefits of $17.0 million and $16.3 million, respectively. It is reasonably possible that the gross unrecognized tax benefits will be decreased by $4.1 million within the next 12 months due primarily to the expiration of the relevant statutes of limitation. As of June 30, 2009 and December 31, 2008, the Company had Other liabilities of $12.9 million and $14.2 million, respectively, related to long term uncertain tax positions.
The Internal Revenue Service (“IRS”) recently commenced an audit of the 2007 tax year. The Company does not expect any material impact on its financial position as a result of such review.
During the first and second quarters of 2009, the Company’s subsidiaries in Japan and Brazil repatriated approximately $4.0 million and $4.5 million of earnings, respectively. The Company does not expect any additional U.S. tax as a result of such repatriations. The Company may repatriate earnings from subsidiaries outside the U.S. to the extent it does not incur an additional U.S. tax liability.
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
Information regarding the Company’s derivatives activity as of, and for the six months ended June 30, 2009 follows (in thousands, except for number of outstanding contracts):

	Number of	Contract	Fair Value	Balance	Gain	(Loss)
	Outstanding	Notional	Asset	Sheet	Recognized in	Recorded in
Derivative Contract Type	Contracts	Amount	(Liability) (3)	Line Item	Earnings (4)	OCI (5)
Interest Rate Swaps (1)	2	$271,500	$(11,500)	Other Liabilities	$137	$(6,900)
Foreign Currency Forwards (2)	17	58,518	345	Other Current Assets	1,943	—

Total	19	$330,018	$(11,155)		$2,080	$(6,900)

(1)	The Company has interest rate risk arising from borrowings on its two term loans and its revolving credit arrangement, all of which are floating rate borrowings. The Company hedges the risk of an increase in the base interest rate on the two term loans using two interest rate swap contracts. The effect of the swaps is to convert the floating base rates on the two term loans to fixed rates. The Company designates and accounts for the interest rate swaps as cash flow hedges (see Note 9 — Debt).

(2)	The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currencies in which the Company and its subsidiaries operate. The Company may enter into foreign currency forward exchange contracts to offset the effects of this foreign currency transaction risk. These contracts are normally short term in duration. Unrealized and realized gains and losses are recognized in earnings since the Company does not designate these contracts as hedges for accounting purposes.

(3)	See Note 13 — Fair Value Disclosures for the determination of the fair value of these instruments as of June 30, 2009.

(4)	The $2.1 million represents the net gain recorded in earnings for the six months ended June 30, 2009 for derivative contracts. The gain on the swaps is recorded in Interest expense, net and represents the amount reclassified from Other comprehensive income (OCI) to earnings during the quarter related to a terminated interest rate swap. The gain on the foreign currency forward contracts is recorded in Other income (expense), net and represents the net amount of realized and unrealized gains and losses recorded during the period.

(5)	Represents the after-tax amount recorded in OCI as of June 30, 2009.

At June 30, 2009, the Company’s derivative counterparties were all large investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties, and none of the derivative contracts contained credit-risk related contingent features.
Note 13 — Fair Value Disclosures
The Company’s financial instruments include cash and cash equivalents, fees receivable from customers, accounts payable, and accruals which are normally short-term in nature. The Company believes the carrying amounts of these financial instruments reasonably approximates their fair value.
At June 30, 2009, the Company had $316.5 million of outstanding floating rate debt and two interest rate swap contracts, as well as certain foreign currency forward contracts. These items are also considered financial instruments. The Company’s debt is carried at amortized cost while the interest rate swaps and forward contracts are carried at fair value. The Company believes the carrying amount of the debt approximates its fair value as the rate of interest on the term loans and revolver are floating rate which reflect current market rates of interest for similar instruments with comparable maturities. Additional information regarding the determination of the fair value of the interest rate swaps and the forward contracts is discussed below.
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
Under SFAS No. 157, the framework for measuring fair value and a valuation hierarchy is based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the resulting fair value measurement. The valuation hierarchy contains three levels:
•	Level 1 — Valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets.

•	Level 2 — Valuation inputs are quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the asset or liability being measured.

•	Level 3 — Valuation inputs are unobservable and significant to the fair value measurement.
The following table presents Company assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair Value
Description:	June 30, 2009
Assets:
Deferred compensation assets (1)	$16,450
Foreign currency forward contracts (2)	345

$16,795

Liabilities:
Interest rate swap contracts (3)	$11,500

(1)	The Company has a supplemental deferred compensation arrangement for the benefit of certain highly compensated officers, managers and other key employees. The plan’s assets consist of investments in money market and mutual funds, and company-

owned life insurance. The money market and mutual funds consist of cash equivalents or securities traded in active markets, which the Company considers the fair value of these assets to be based on Level 1 inputs as defined by SFAS No. 157. The value of the Company-owned life insurance is based on indirectly observable prices which the Company considers to be Level 2 inputs.

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
Note 14 — Employee Benefits
Defined Benefit Pension Plans
The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company accounts for material defined benefit plans in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”, as amended (“SFAS No. 87”). Net periodic pension expense was $0.4 million and $0.6 million for the three months ended June 30, 2009 and 2008, respectively, and $0.8 million and $1.1 million for the six months ended June 30, 2009 and 2008, respectively. None of these plans have plan assets as defined under SFAS No. 87.
Note 15 — Contingencies
We are involved in legal proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position or results of operations when resolved in a future period.
The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of June 30, 2009, the Company did not have any indemnification agreements that would require material payments.

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
References to “the Company,” “we,” “our,” and “us” are to Gartner, Inc. and its subsidiaries.
Effective January 1, 2009, the Company has reclassified certain amounts presented in the interim Condensed Consolidated Statements of Operations. The Company eliminated its previously reported “Other” revenue line. The “Other” revenue line primarily consisted of fees earned from Research reprints and other miscellaneous products, and these revenues and related expenses are now included in the Research segment. In addition, certain expenses that were formerly classified in Selling, general & administrative are now included in Cost of services and product development and are included in Research segment expense. Prior periods have been reclassified in order to be consistent with the current period presentation. See Note 1 — Basis of Presentation and Note 6 — Segment Information in the Notes to the accompanying interim condensed consolidated financial statements for additional information.
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
BUSINESS OVERVIEW
Gartner, Inc. is the world’s leading information technology research and advisory company that helps executives use technology to build, guide and grow their enterprises. We offer independent and objective research and analysis on the information technology, computer hardware, software, communications and related technology industries. We provide comprehensive coverage of the IT industry to almost 10,000 client organizations, including approximately 400 of the Fortune 500 companies, across 80 countries. Our client base consists primarily of CIOs and other senior IT and executives from a wide variety of business enterprises, government agencies and the investment community.
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
We had total revenues of $270.0 million in the three months ended June 30, 2009, a decline of 22%, or about $74.0 million, compared to the prior year quarter. Revenues declined in all 3 of our business segments. The impact of foreign currency translation continued to have a substantially negative effect on our revenues, and excluding this impact, total revenues were down about 16%. Revenues for the six months ended June 30, 2009 declined approximately 14% from the prior year, but adjusted for the impact of foreign currency translation, were down about 8%.
We had income from continuing operations of $17.2 million in the second quarter of 2009, a decrease of 43% from the prior year quarter. Diluted earnings per share from continuing operations decreased 40%, to $0.18 per share. For the six months ending June 30, 2009, income from continuing operations declined 17% compared to the prior year. Both the three and six month declines primarily reflect lower profitability in our Events and Consulting segments.
Research revenues were down 7% quarter-over-quarter, to $183.9 million in the second quarter of 2009 from $198.4 million in the prior year quarter. In spite of the 7% decline in revenues, we had a 2 point increase in the gross contribution margin. Revenues for the six month period were down 5%, but the contribution margin increased by 3 points. The improved contribution margins were primarily driven by the tight cost controls we have implemented. The impact of foreign currency translation had a significantly negative impact on Research revenues in 2009, and excluding this impact, revenues were down 1% quarter-over-quarter but were up 1% for the six months ended June 30, 2009. As of June 30, 2009, research contract value was $736.0 million, client retention was 77%, and wallet retention was 86%.
Consulting revenues declined 27% and 19% for the three and six months ended June 30, 2009, respectively, compared to the prior year periods. Revenue declined in core consulting, strategic advisory services (SAS), and in our contract optimization business. Excluding the unfavorable impact of foreign currency translation, revenues declined 21% and 13%, respectively. The segment contribution margin declined 3 points for both the three and six month periods, primarily due to the lower revenue performance. Consultant utilization was 68% for the three months ended June 30, 2009, while backlog was $81.7 million as of June 30, 2009.
Events revenues decreased 67%, or $34.2 million, to $16.7 million in the second quarter of 2009 compared to $51.0 million in the prior year quarter. The revenue decrease was due to the impact of discontinued events, a significant decline in revenue from both attendees and exhibitors at our on-going events, and the impact of timing. Revenue continues to be negatively impacted by customer travel restrictions and other expense controls. We held 14 events in the second quarter of 2009 compared to 25 in the second quarter of 2008. For the six months ending June 30, 2009, revenues declined by 55% compared to the prior year, due to the same factors impacting the quarter. The segment contribution margin declined by 11 points and 12 points for the three and six months ending June 30, 2009, respectively, driven by the revenue decline.
For a more detailed discussion of our segment results, see Segment Results below.
We repaid almost $100.0 million of our outstanding debt in the first half of 2009. We had $62.5 million of operating cash flow in the six months ended June 30, 2009. Our cash and cash equivalents totaled $97.0 million as of June 30, 2009, and we had $253.0 million of available borrowing capacity under our revolving credit facility. We believe we have a strong cash position and adequate borrowing capacity.

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
For those government contracts that permit termination, we bill the client the full amount billable under the contract but only record a receivable equal to the earned portion of the contract. In addition, we only record deferred revenue on these government contracts when cash is received. Deferred revenues attributable to government contracts were $54.3 million and $61.6 million at June 30, 2009 and December 31, 2008, respectively. In addition, at June 30, 2009 and December 31, 2008, we had not recognized uncollected receivables or deferred revenues relating to government contracts that permit termination of $7.1 million and $12.1 million, respectively.
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

	June 30,	December 31,
	2009	2008
Total fees receivable	$259,329	$326,311
Allowance for losses	(7,100)	(7,800)

Fees receivable, net	$252,228	$318,511

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
Accounting for stock-based compensation — We account for stock-based compensation in accordance with Statement of Financial Accounting Standards 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), as interpreted by SEC Staff Accounting Bulletins No. 107 and No. 110. The Company recognizes stock-based compensation expense, which is based on the fair value of the award on the date of grant, over the related service period, net of estimated forfeitures (see Note 5 — Stock-Based Compensation in the Notes to the Consolidated Financial Statements).
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
Loss and other accruals — We may record charges for severance costs, lease costs associated with excess facilities, contract terminations and asset impairments as a result of actions we undertake to streamline our organization, reposition certain businesses and reduce ongoing costs. Estimates of costs to be incurred to complete these actions, such as future lease payments, sublease income, the fair value of assets, and severance and related benefits, are based on assumptions at the time the actions are initiated. To the extent actual costs differ from those estimates, the amount accrued may need to be adjusted. In addition, these actions may be revised due to changes in business conditions that we did not foresee at the time such plans were approved. Additionally, we record charges for estimated incentive compensation costs during each year. Amounts accrued at the end of each reporting period are based on our estimates and may require adjustment as the ultimate amount paid for these incentives are sometimes not known until after year end.

RESULTS OF OPERATIONS
Overall Results
The following table summarizes the changes in selected line items in our interim Condensed Consolidated Statements of Operation for the periods indicated (dollars in thousands):

	Three Months	Three Months			Six Months	Six Months
	Ended	Ended	Dollar	Percentage	Ended	Ended	Dollar	Percentage
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2009	2008	(Decrease)	(Decrease)	2009	2008	(Decrease)	(Decrease)

Total revenues	$269,971	$343,939	$(73,968)	(22)%	$543,504	$634,038	$(90,534)	(14)%
Costs and expenses:
Cost of services & product development	117,100	156,478	39,378	25%	233,744	287,079	53,335	19%
Selling, general and administrative	115,367	133,421	18,054	14%	230,931	259,666	28,735	11%
Depreciation	6,338	6,064	(274)	(5)%	12,813	12,573	(240)	(2)%
Amortization of intangibles	405	401	(4)	(1)%	804	815	11	1%

Operating income	30,761	47,575	(16,814)	(35)%	65,212	73,905	(8,693)	(12)%
Interest expense, net	(4,011)	(4,960)	949	19%	(8,191)	(9,675)	1,484	15%
Other (expense) income, net	(1,132)	(150)	(982)	>(100)%	(2,378)	373	(2,751)	>(100)%
Provision for income taxes	8,433	12,337	3,904	32%	17,462	19,882	2,420	12%

Income from continuing operations	17,185	30,128	(12,943)	(43)%	37,181	44,721	(7,540)	(17)%
(Loss) income from discontinued operations, net of taxes	—	(228)	228	>100%	—	6,723	(6,723)	>(100)%

Net income	$17,185	$29,900	$(12,715)	(43)%	$37,181	$51,444	$(14,263)	(28)%

Total revenues for the three months ended June 30, 2009 decreased $74.0 million, or 22%, compared to the same quarter in 2008. Revenues declined in all three of our business segments and the impact of foreign currency continued to have a substantially negative impact on our revenues. Excluding the negative impact of foreign currency, total revenues for the three months ended June 30, 2009 were down about 16% over the prior year quarter.
When comparing the six months ended June 30, 2009 to the same period in the prior year, total revenues were down $90.5 million, or 14%. Similarly, for the six months, revenues were down in all three of our business segments, and excluding the impact of foreign currency, total revenues were down 8%. Please refer to the section of this MD&A below entitled “Segment Results” for a further discussion of revenues and results by segment.
Cost of services and product development decreased quarter-over-quarter by 25%, or $39.4 million, due to four major factors. Conference expense in our Events segment was $13.2 million lower due to discontinued events and the timing of events. The favorable impact of foreign currency translation reduced expense by about $11.0 million. We also had lower payroll, commissions, and related benefit costs of $8.0 million. Lastly, we had about $7.2 million of lower travel, internal meeting, and other charges resulting from our continued focus on tight expense management.
For the six months ended June 30, 2009, Cost of services and product development expense decreased by about $53.3 million, or 19%, compared to the same period in the prior year. The decline was attributable to the same factors impacting the quarter-over-quarter comparison. The favorable impact of foreign currency translation reduced expense by $20.0 million, while conference expense was $13.1 million lower. We had reduced travel and internal meeting charges of $10.5 million. Lastly, lower commissions, incentive compensation, and other charges declined by about $9.7 million.
As a percentage of sales, Cost of services and product development was 43% for the three and six months ended June 30, 2009 and 45% for both the three and six months ended June 30, 2008. These improvements are primarily attributable to tight expense management across our business segments.
Selling, general and administrative (“SG&A”) expense decreased $18.1 million quarter-over-quarter, or 14%, due to several factors. The favorable impact of foreign currency translation reduced expense by about $9.0 million. We had $4.6 million of lower expenses related to reduced travel, internal meeting, and recruiting costs, and about $4.5 million in reduced payroll, incentive compensation, and other costs. Again, these reduced costs reflect tight expense management across our business segments.
For the six months ended June 30, 2009, SG&A expense decreased by about $28.7 million, or 11%, compared to the same period in 2008. The decline was primarily due to two factors. The favorable impact of foreign currency translation reduced expense by $18.0 million and we had lower travel, internal meeting, and recruiting costs of $10.5 million.
Depreciation expense increased 5% quarter-over-quarter and increased 2% when comparing the six month periods. Capital spending decreased to $8.4 million in the first half of 2009 from $13.0 million in the first half of 2008, a 35% decline, which reflects the Company’s reduced capital expenditures plan for 2009.
Amortization of intangibles was $0.4 million for the second quarter of both 2009 and 2008 and $0.8 million for the first half of both 2009 and 2008.
Operating Income decreased 35% quarter-over-quarter, to $30.7 million in the three months ended June 30, 2009. For the six months ended June 30, 2009, operating income was down 12% over the same period in the prior year, to $65.2 million.
Operating income as a percentage of revenues was down 3 points quarter-over-quarter primarily due to lower revenues in our Consulting and Events segments. For the six months ending June 30, 2009, operating income as a percentage of revenues was unchanged in spite of lower overall revenues primarily due to the tight expense controls we have implemented across our businesses.
Please refer to the section of this MD&A entitled “Segment Results” below for a further discussion of revenues and results by segment.
Interest Expense, Net declined 19% when comparing the three month periods due to a decline in the weighted-average amount of debt outstanding. For the six month periods, Interest expense, net declined 15%, due to a reduction in the weighted-average amount of debt outstanding and to a lesser extent, a decline in the weighted-average rate.
Other (Expense) Income, Net primarily consists of net foreign currency exchange gains and losses.
Provision For Income Taxes on continuing operations was $8.4 million for the three months ended June 30, 2009 compared to $12.3 million in the prior year quarter. The effective tax rate was 32.9% for the three months ended June 30, 2009 and 29.1% for the same period in 2008. The increase in the effective tax rate was due to a change in the estimated mix of pre-tax income by jurisdiction as well as the impact of certain discrete items. Discrete items in the three months ended June 30, 2008 included the release of certain reserves due to the expiration of the relevant statutes of limitation, offset in part by increases to reserves for various items including state income tax audit settlements and intercompany charges.
The provision for income taxes on continuing operations was $17.5 million for the six months ended June 30, 2009 as compared to $19.9 million for the six months ended June 30, 2008. The effective tax rate was 32.0% for the six months ended June 30, 2009 and 30.8% for the six months ended June 30, 2008. The increase in the effective tax rate for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 is due to a change in the estimated mix of pre-tax income by jurisdiction as well as the impact of certain discrete items. Discrete items in the six months ended June 30, 2008 included the release of certain reserves due to the expiration of the relevant statutes of limitation, offset, in part, by increases to reserves for various items including state income tax audit settlements and intercompany charges.
Income From Discontinued Operations, Net of Taxes, includes the results of the Company’s Vision Events business, which we sold in early 2008. The $6.7 million of income for the six months ended June 30, 2008 includes a net gain on sale of approximately $7.0 million and a $(0.3) million operating loss.
Net Income was $17.2 million and $29.9 million for the three months ending June 30, 2009 and 2008, respectively, a decrease of 43%, or $12.7 million. The quarterly decline was primarily driven by lower revenues.
Net income declined 28%, $14.3 million, when comparing the six months ending June 30, 2009 with the same period in 2008. The decline was primarily driven by lower revenues in the 2009 period and a $6.7 million net gain from the sale of the Company’s former Vision Events business in the 2008 period.

Basic earnings per share from continuing operations decreased $0.14 per share quarter-over-quarter and $0.07 per share when comparing the six month periods. Diluted earnings per share from continuing operations was down $0.12 per share quarter-over-quarter and $0.05 per share for the six month periods.
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
The following sections present the results of our three segments:
Research

	As Of And	As Of And
	For The	For The			For The	For The
	Three Months	Three Months			Six Months	Six Months
	Ended	Ended		Percentage	Ended	Ended		Percentage
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2009	2008	(Decrease)	(Decrease)	2009	2008	(Decrease)	(Decrease)

Financial Measurements:
Revenues (1)	$183,919	$198,362	$(14,443)	(7)%	$371,607	$389,769	$(18,162)	(5)%
Gross contribution (1)	$119,465	$125,245	$(5,780)	(5)%	$244,196	$246,690	$(2,494)	(1)%
Gross contribution margin	65%	63%	2 points	—	66%	63%	3 points	—

Business Measurements:
Contract value (1)	$735,974	$794,153	$(58,179)	(7)%
Client retention	77%	81%	(4) points	—
Wallet retention	86%	98%	(12) points	—
Exec. program members	3,563	3,635	(72)	(2)%

(1)  Dollars in thousands.
The impact of foreign currency exchange had a substantially negative effect on our Research revenues for both the three and six months ending June 30, 2009 and our contract value as of June 30, 2009.
Research revenues declined 7% on a quarter-over-quarter basis, with lower revenues in both core research and Executive Programs. Excluding the unfavorable effect of foreign currency translation, Research revenues were down about 1%. Research revenues declined 5% when comparing the six month periods, again with lower revenues in both core research and Executive Programs, but excluding the unfavorable impact of foreign currency, Research revenues were up about 1%.
In spite of lower revenues in both the three and six month periods of 2009, the contribution margin increased for both periods, up 2 points quarter-over-quarter and 3 points when comparing the six month periods. The improved margin for both periods was primarily driven by the tight cost controls we have implemented.
Research contract value decreased 7% as of June 30, 2009 compared to June 30, 2008, but adjusted for the impact of foreign currency translation, research contract value was down 3%. Compared to the $834.3 million of contract value at December 31, 2008, contract value as of June 30, 2009 was down approximately 12%, but excluding the foreign exchange impact, was down about 7%.

Consulting

	As Of And	As Of And
	For The	For The			For The	For The
	Three Months	Three Months			Six Months	Six Months
	Ended	Ended		Percentage	Ended	Ended		Percentage
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2009	2008	(Decrease)	(Decrease)	2009	2008	(Decrease)	(Decrease)

Financial Measurements:
Revenues (1)	$69,314	$94,607	$(25,293)	(27)%	$139,633	$172,725	$(33,092)	(19)%
Gross contribution (1)	$27,636	$40,535	$(12,899)	(32)%	$54,656	$71,872	$(17,216)	(24)%
Gross contribution margin	40%	43%	(3) points	—	39%	42%	(3) points	—

Business Measurements:
Backlog (1)	$81,727	$111,300	$(29,573)	(27)%
Consultant utilization	68%	75%	(7) points	—	70%	74%	(4) points	—
Billing rate per hour	$336.0	$370.0	$(34.0)	(9)%	$332.0	$369.0	$(37.0)	(10)%
Average annualized revenue per billable headcount (1)	$398	$489	$(91)	(19)%	$406	$476	(70)	(15)%

(1)	Dollars in thousands.
The 27% quarter-over-quarter decrease in Consulting revenues reflects lower revenues in our core consulting and strategic advisory services (SAS) businesses, as well as our contract optimization business. Excluding the unfavorable effects of foreign currency translation, Consulting revenues decreased about 21%. Consulting revenues declined 19% when comparing the six month periods, again with lower revenues in core consulting, SAS, and contract optimization, and excluding the unfavorable impact of foreign currency, Consulting revenues were down about 13%. We had 459 consultants as of June 30, 2009, compared to 478 as of June 30, 2008.
The gross contribution margin declined by 3 points for both the three and six months ended June 30, 2009. The decrease in the gross contribution margin for both periods was primarily driven by the lower revenue performance. The lower revenue performance reflects a decline in consultant utilization as well as a decline in billing rates.
Events

	As Of And	As Of And
	For The	For The			For The	For The
	Three Months	Three Months			Six Months	Six Months
	Ended	Ended		Percentage	Ended	Ended		Percentage
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2009	2008	(Decrease)	(Decrease)	2009	2008	(Decrease)	(Decrease)

Financial Measurements:
Revenues (1)	$16,738	$50,970	$(34,232)	(67)%	$32,264	$71,544	$(39,280)	(55)%
Gross contribution (1)	$5,584	$22,639	$(17,055)	(75)%	$10,367	$31,618	$(21,251)	(67)%
Gross contribution margin	33%	44%	(11) points	—	32%	44%	(12) points	—

Business Measurements:
Number of events	14	25	(11)	(44)%	26	37	(11)	(30)%
Number of attendees	5,108	13,873	(8,765)	(63)%	9,563	19,129	(9,566)	(50)%

(1)	Dollars in thousands.
Customer travel restrictions and other expense controls continue to have a significantly negative impact on our Events segment.
The 67% quarter-over-quarter revenue decrease was due to the impact of discontinued events, the timing of our events schedule, and a decline in revenues from our on-going events. Excluding the unfavorable impact of foreign currency translation, revenues were down about 61% overall.
We held 14 events in the three months ended June 20, 2009, a reduction of 11 events from the 25 held in the same period in 2008. The reduction of 11 events consisted of 10 discontinued events, which reduced revenue by about $18.1 million, and one fewer event due to timing. Our events calendar resulted in 5 events being moved to another quarter and 4 events moved into the second quarter for a net loss of one event. However, this resulted in a reduction in revenue of about $9.4 million as the events that were moved out were substantially larger. Lastly, revenue from our 10 on-going events was down by about $6.7 million, with the number of attendees down 24% and exhibitors down 23%. Average revenue per attendee and exhibitor was lower.

Events revenue was down 55%, or $39.3 million, when comparing the first six months of 2009 to 2008, due to the same factors impacting the quarter-over-quarter analysis. We held 26 events in the first half of 2009, which consisted of 24 on-going events, one event launch and one event moved in on a net basis. We held 37 events in the first six months of 2008.
Of the $39.3 million decrease in revenue for the six months ended June 30, 2009, approximately $18.5 million of the decrease was due to 12 discontinued events, while $17.4 million was due to a decline in revenue from our 24 on-going events. Timing reduced revenue by approximately $5.0 million as one large event held in the first half of 2008 has been moved to the third quarter in 2009. These declines were offset by $1.6 million in higher revenue from the new event launch and other miscellaneous events revenues. The number of attendees at our 24 on-going events was down 25% and exhibitors was down 31%. Average revenue per attendee and exhibitor was lower.
The decrease in the gross contribution margin for both the three and six month periods of 2009 was primarily due to the revenue decline.
LIQUIDITY AND CAPITAL RESOURCES
We finance our operations primarily through cash generated from our on-going operating activities. As of June 30, 2009, we had almost $97.0 million of cash and cash equivalents and $253.0 million of available borrowing capacity under our revolving credit facility (not including the $100.0 million expansion feature). Our cash and cash equivalents are held in numerous locations throughout the world, with 86% held outside the U.S. as of June 30, 2009. During the six months ended June 30, 2009, we used $99.8 million of cash to repay outstanding debt under our Credit Agreement.
We believe that the cash we expect to earn from our on-going operating activities, our existing cash balances, and the borrowing capacity we have under our revolving credit facility will be sufficient for our expected short-term and foreseeable long-term operating needs.
The following table summarizes the changes in the Company’s cash and cash equivalents (in thousands):

	Six Months	Six Months	Dollar
	Ended	Ended	Increase
	June 30, 2009	June 30, 2008	(Decrease)
Cash provided by operating activities	$62,534	$81,845	$(19,311)
Cash used by investing activities	(8,446)	(5,127)	(3,319)
Cash used in financing activities	(98,646)	(53,790)	(44,856)

Net (decrease) increase	(44,558)	22,928	(67,486)
Effects of exchange rates	593	4,024	(3,431)
Beginning cash and cash equivalents	140,929	109,945	30,984

Ending cash and cash equivalents	$96,964	$136,897	$(39,933)

Operating
Our operating cash flow decreased by 24%, or $19.3 million, due to a number of factors. We had a decline of approximately $8.0 million in cash from our core operations along with an $8.0 million decline in working capital. We also had $6.0 million in additional severance payments, primarily related to the reduction in the Company’s workforce announced in early January 2009, and $6.0 million in higher tax payments. These declines were partially offset by approximately $9.0 million in lower cash payments for bonuses and interest on our debt.
Investing
Cash used by investing activities in the first half of 2009 consisted of $8.4 million of capital expenditures, a decline of 35% when compared to the $12.9 million of capital expenditures in the same period in 2008. The decline reflects the Company’s tight focus on reducing costs. The $5.1 million of cash used in the prior year period included the $12.9 million in capital expenditures offset by net cash proceeds from the sale of our Vision Events business of $7.8 million.

Financing
We used almost $45.0 million of additional cash in the first half of 2009 in our financing activities, primarily due to payments on our debt.
We repaid $99.8 million of debt in the first half of 2009 compared to net additional borrowings of about $75.0 million in the first half of 2008, a decrease in cash from borrowings of almost $175.0 million. We also had $14.3 million in lower cash proceeds from option exercises, with $4.3 million and $18.6 million realized in 2009 and 2008, respectively, due to lower exercise activity as a result of a lower average stock price. Cash realized from excess tax benefits also declined by about $5.2 million.
Substantially offsetting these items was a large decrease in the amount of cash used to repurchase our shares, with $3.7 million of cash used in the first half of 2009 compared to $153.0 million used in the first half of 2008, a decrease in cash used for share repurchases of $149.3 million.
OBLIGATIONS AND COMMITMENTS
Credit Agreement
At June 30, 2009, we had $316.5 million outstanding under our Credit Agreement, which includes two amortizing term loans and a $300.0 million revolving credit facility. The revolving credit facility may be increased up to an additional $100.0 million at our lenders’ discretion (the “expansion feature”), for a total revolving credit facility of $400.0 million. However, the $100.0 million expansion feature may or may not be available to us depending upon prevailing credit market conditions.
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
Off-Balance Sheet Arrangements
Through June 30, 2009, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
In July 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, (the Codification), which supersedes SFAS No. 162. SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants.
The Codification is the single source of authoritative nongovernmental accounting standards in the U.S. The Codification combines the current U.S. GAAP hierarchy which includes four levels of authoritative accounting literature distributed among a number of different sources. All existing accounting standard documents are superseded by the Codification and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is an online research system featuring thousands of pages of U.S. GAAP accounting pronouncements reorganized into approximately 90 accounting topics. The Codification features a consistent structure throughout and also includes relevant SEC guidance in a separate section. In making the use of the Codification mandatory, the FASB’s goal is to reduce the amount of time and effort required to research an accounting issue, mitigate the risk for noncompliance with standards, and provide accurate information with real-time updates as new standards are released.
The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification does not in and of itself create new accounting standards. However, the Codification will likely change the Company’s disclosures beginning with the period ending September 30, 2009 since the traditional use of references to U.S. GAAP accounting standards will change.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS No. 167”), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS No. 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS No. 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS No. 167 will become effective in the first quarter of 2010. We are currently evaluating the impact of this standard but do not believe it will have any significant impact on the Company’s financial position, cash flows, or disclosures.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (“SFAS No. 166”). SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of this standard but do not believe it will have any significant impact on the Company’s financial position, cash flows, or disclosures.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure to changes in interest rates resulting from the $271.5 million outstanding on our two term loans and $45.0 million outstanding on our revolver as of June 30, 2009. All of these borrowings are floating rate, which may be either prime-based or LIBOR-based. Interest rates under these borrowings include a base rate plus a margin currently between 0.00% and 0.75% on prime borrowings and between .625% and 1.75% on LIBOR-based borrowings.
As of June 30, 2009, the annualized interest rates on the original term loan, the 2008 term loan, and the revolver were 1.35%, 1.60%, and 1.06, respectively. The rates on the original and 2008 term loans consisted of a three-month LIBOR base rate plus margins of 0.75% and 1.00%, respectively. The rate on the revolver consisted of a one-month LIBOR base rate plus a margin of 0.75%.
We have two interest rate swap contracts which effectively convert the floating base rates on the term loans to fixed rates. Including the effect of the interest rate swaps, the annualized interest rates on the original term loan and 2008 term loan were 6.06% and 4.42%, respectively, as of June 30, 2009.
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
The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from local functional currencies in which the Company and its subsidiaries operate. From time to time the Company may enter into foreign currency forward exchange contracts to offset the effects of this foreign currency transaction risk. These contracts are normally short term in duration. Unrealized and realized gains and losses are recognized in earnings. At June 30, 2009, we had 17 foreign currency forward contracts outstanding with a total notional amount of $58.5 million and an unrealized gain of approximately $0.3 million. All of these contracts matured by the end of July 2009.
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
Management conducted an evaluation, as of June 30, 2009, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Act.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

The Company has a $250.0 million authorized stock repurchase program, of which $78.7 million remained available as of June 30, 2009. The following table provides detail related to repurchases of our common stock for treasury in the six months ended June 30, 2009 under this program:

			Approximate
			Dollar Value of
			Shares that may
			yet be Purchased
	Total		Under our Share
	Number of	Average	Repurchase
	Shares	Price Paid	Program
Period	Purchased	Per Share	(in thousands)
2009
January	753	$15.32
February	184,247	11.51
March	1,694	10.23

Total	186,694	$11.51

April	196	$13.51
May	113,750	13.21
June	311	15.05

Total	114,257	$13.21	$78,721

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2009 Annual Meeting of Stockholders of Gartner, Inc. was held on June 4, 2009. A total of 90,018,052 shares of the Company’s Common Stock was present or represented by proxy at the meeting. This represented 95.4% of the Company’s outstanding shares of Common Stock. The following matters were voted on and approved:
1. Proposal 1 — Election of Directors to a one year term:

Name	Votes For	Votes Withheld
Michael J. Bingle	82,507,093	7,510,959
Richard J. Bressler	89,735,507	282,545
Karen E. Dykstra	89,905,083	112,969
Russell P. Fradin	89,906,246	111,806
Anne Sutherland Fuchs	66,761,977	23,256,075
William O. Grabe	89,096,347	921,705
Eugene A. Hall	89,749,090	268,962
Max D. Hopper	89,635,419	382,633
John R. Joyce	59,783,613	30,234,439
Stephen G. Pagliuca	89,739,513	278,539
James C. Smith	89,903,052	115,000
Jeffrey W. Ubben	63,500,226	26,517,826

2.	Proposal 2 — Approval of Amendment and Restatement of 2003 Long-Term Incentive Plan: 78,816,796 for, 5,333,166 against and 25,611 abstain.

3.	Proposal 3 — Ratify Selection of KPMG LLP as independent registered public accounting firm for fiscal 2009: 89,801,798 for, 195,967 against and 20,286 abstain.
ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
31.1	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32	Certification under 18 U.S.C. 1350.

Items 3 and 5 of Part II are not applicable and have been omitted.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.
Date August 4, 2009	/s/ Christopher J. Lafond
Christopher J. Lafond
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)