Form 10-Q
period 2009-09-30
GARTNER INC
filed 2009-10-30
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 23, 2009, 95,552,860 shares of the registrant’s common shares were outstanding.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GARTNER, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$112,778	$140,929
Fees receivable, net	251,050	318,511
Deferred commissions	44,316	52,149
Prepaid expenses and other current assets	47,563	42,935

Total current assets	455,707	554,524
Property, equipment and leasehold improvements, net	52,362	61,869
Goodwill	406,333	398,737
Intangible assets, net	930	2,015
Other assets	81,508	75,920

Total Assets	$996,840	$1,093,065

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$174,799	$219,381
Deferred revenues	401,410	395,278
Current portion of long-term debt	120,000	177,750

Total current liabilities	696,209	792,409
Long-term debt	145,000	238,500
Other liabilities	80,807	83,472

Total Liabilities	922,016	1,114,381
Stockholders’ Equity (Deficit)
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 156,234,416 shares issued for both periods	78	78
Additional paid-in capital	583,708	570,667
Accumulated other comprehensive income (loss), net	10,387	(1,741)
Accumulated earnings	483,676	426,428
Treasury stock, at cost, 60,684,804 and 62,353,575 common shares, respectively	(1,003,025)	(1,016,748)

Total Stockholders’ Equity (Deficit)	74,824	(21,316)

Total Liabilities and Stockholders’ Equity (Deficit)	$996,840	$1,093,065

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Research	$185,718	$199,646	$557,325	$589,415
Consulting	65,708	80,404	205,341	253,129
Events	16,043	17,656	48,307	89,200

Total revenues	267,469	297,706	810,973	931,744
Costs and expenses:
Cost of services and product development	118,120	128,490	351,864	415,569
Selling, general and administrative	115,049	127,707	345,980	387,373
Depreciation	6,363	6,427	19,176	19,000
Amortization of intangibles	416	400	1,220	1,215

Total costs and expenses	239,948	263,024	718,240	823,157

Operating income	27,521	34,682	92,733	108,587
Interest expense, net	(4,914)	(4,997)	(13,105)	(14,672)
Other expense, net	(127)	(860)	(2,505)	(487)

Income before income taxes	22,480	28,825	77,123	93,428
Provision for income taxes	2,413	10,044	19,875	29,926

Income from continuing operations	20,067	18,781	57,248	63,502
Income from discontinued operations, net of taxes	—	—	—	6,723

Net income	$20,067	$18,781	$57,248	$70,225

Income per common share:
Basic:
Income from continuing operations	$0.21	$0.20	$0.61	$0.66
Income from discontinued operations	—	—	—	0.07

Income per share	$0.21	$0.20	$0.61	$0.73

Diluted:
Income from continuing operations	$0.21	$0.19	$0.59	$0.63
Income from discontinued operations	—	—	—	0.07

Income per share	$0.21	$0.19	$0.59	$0.70

Weighted average shares outstanding:
Basic	94,872	94,539	94,380	95,725
Diluted	97,657	98,552	96,885	99,750
See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Operating activities:
Net income	$57,248	$70,225
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of discontinued operations	—	(7,061)
Depreciation and amortization of intangibles	20,396	20,215
Stock-based compensation expense	19,477	18,315
Excess tax benefits from stock-based compensation	(1,685)	(14,888)
Deferred taxes	451	(3,867)
Amortization of debt issue costs	1,161	872
Changes in assets and liabilities:
Fees receivable, net	78,251	45,159
Deferred commissions	9,613	8,909
Prepaid expenses and other current assets	(3,534)	(13,566)
Other assets	(5,964)	(892)
Deferred revenues	(8,844)	19,532
Accounts payable, accrued, and other liabilities	(48,930)	(5,533)

Cash provided by operating activities	117,640	137,420

Investing activities:
Additions to property, equipment and leasehold improvements	(11,125)	(18,280)
Proceeds from sale of discontinued operations	—	7,847

Cash used in investing activities	(11,125)	(10,433)

Financing activities:
Proceeds from stock issued for stock plans	11,011	43,094
Proceeds from debt issuance	—	180,000
Payments for debt issuance costs	—	(801)
Payments on debt	(151,250)	(149,500)
Purchases of treasury stock	(3,733)	(176,308)
Excess tax benefits from stock-based compensation	1,685	14,888

Cash used by financing activities	(142,287)	(88,627)

Net (decrease) increase in cash and cash equivalents	(35,772)	38,360
Effects of exchange rates on cash and cash equivalents	7,621	(3,134)
Cash and cash equivalents, beginning of period	140,929	109,945

Cash and cash equivalents, end of period	$112,778	$145,171

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
These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 270 for interim financial information and with the instructions to Rule 10-01 of Regulation S-X on Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner, Inc. filed in its Annual Report on Form 10-K for the year ended December 31, 2008.
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and nine months ended September 30, 2009 may not be indicative of the results of operations for the remainder of 2009.
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
Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the general economic environment and actions it may take in the future. We adjust such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on our best judgment at a point in time and as such these estimates may ultimately differ from actual results. The recent global credit crisis and economic downturn, volatile foreign currency rates, and cuts in travel, marketing and technology budgets have combined to increase the risks and uncertainty inherent in such estimates. These external factors may increase the risks the Company faces in developing estimates in particular relating to the collection of receivables, the achievement of the performance targets on performance-based compensation elements, and the valuation of goodwill. Changes in those estimates resulting from continuing weakness in the economic environment or other factors beyond our control could be material and would be reflected in the Company’s financial statements in future periods.
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
Codification of accounting standards. On September 30, 2009, the Company adopted SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the Codification). The Codification combines the previous U.S. GAAP hierarchy which included four levels of authoritative accounting literature distributed among a number of different sources. The Codification does not by itself create new accounting standards but instead reorganizes thousands of pages of existing U.S. GAAP accounting rules into approximately 90 accounting topics. All existing accounting standard documents are superseded by the Codification and all other accounting literature not included in the Codification is now considered nonauthoritative. The Codification explicitly recognizes the rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. The Codification is now the single source of authoritative nongovernmental accounting standards in the U.S.
As a result of the Codification, the references to authoritative accounting pronouncements included herein in this Quarterly Report on Form 10-Q now refer to the Codification topic section rather than a specific accounting rule as was past practice.
Subsequent events. The Company has evaluated the potential impact of subsequent events on the accompanying interim condensed consolidated financial statements through October 30, 2009, the date of public issuance of this Quarterly Report on Form 10-Q.
Note 2 — Discontinued Operations
The Company sold its Vision Events business in the quarter ended March 31, 2008 for $11.4 million in cash and realized net cash proceeds from the sale of approximately $7.8 million. Vision Events had been part of the Company’s Events segment. In accordance with the requirements of FASB Accounting Standards Codification (ASC) Topic 205-20, the results for the Vision Events business have been reported separately in discontinued operations. For the nine months ended September 30, 2008, income from discontinued operations, net of taxes, was $6.7 million, which consisted of a $7.0 million net gain on sale and a $(0.3) million operating loss.
Note 3 — Comprehensive Income
The components of Comprehensive income include net income, foreign currency translation adjustments, realized and unrealized gains or losses on interest rate swaps, and unrealized gains and losses on defined benefit pension plans. Amounts recorded in Comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income:	$20,067	$18,781	$57,248	$70,225
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,722	(6,003)	9,682	(5,150)
Unrealized gain (loss) on interest rate swaps	851	(401)	2,772	1,326
Amortization of realized gain on terminated interest rate swap	(51)	(96)	(188)	(311)
Amortization of pension unrealized gain	(48)	(19)	(138)	(57)

Other comprehensive income (loss)	4,474	(6,519)	12,128	(4,192)

Comprehensive income	$24,541	$12,262	$69,376	$66,033

Note 4 — Computation of Earnings Per Share
The following table sets forth the reconciliation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net income used for calculating basic and diluted earnings per share	$20,067	$18,781	$57,248	$70,225

Denominator:
Weighted average number of common shares used in the calculation of basic earnings per share	94,872	94,539	94,380	95,725
Common stock equivalents associated with stock-based compensation plans	2,785	4,013	2,505	4,025

Shares used in the calculation of diluted earnings per share (1)	97,657	98,552	96,885	99,750

Basic earnings per share (2)	$0.21	$0.20	$0.61	$0.73

Diluted earnings per share (2)	$0.21	$0.19	$0.59	$0.70

(1)	For the three months ended September 30, 2009 and 2008, 1.2 million and 0.5 million, respectively, of common stock equivalents were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2009 and 2008, 3.0 million and 1.3 million, respectively, of common stock equivalents were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

(2)	Basic and diluted earnings per share for the nine months ended September 30, 2008 includes $0.07 per share from discontinued operations.
Note 5 — Stock-Based Compensation
The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company’s stock compensation awards include stock-settled stock appreciation rights, restricted stock, service- and performance-based restricted stock units, common stock equivalents, and stock options. At September 30, 2009, the Company had approximately 7.4 million shares of common stock available for awards of stock-based compensation under its 2003 Long-Term Incentive Plan, which includes 4.0 million additional shares approved by stockholders at the Company’s 2009 Annual Meeting of Stockholders.
The Company accounts for stock-based compensation in accordance with FASB ASC Topics 505 and 718, as interpreted by SEC Staff Accounting Bulletins No. 107 (“SAB No. 107”) and No. 110 (“SAB No. 110”). Stock-based compensation expense is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of estimated forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period. At the present time, the Company issues treasury shares upon the release, exercise or settlement of stock-based compensation awards.
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
Stock-Based Compensation Expense
The Company recognized the following amounts of stock-based compensation expense by award type (in millions) in the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Award type:	2009	2008	2009	2008
Restricted stock	$—	$0.1	$—	$0.3
Restricted stock units (RSUs)	5.3	4.0	15.8	13.3
Common stock equivalents (CSEs)	0.1	0.1	0.3	0.3
Stock appreciation rights (SARs)	1.0	0.8	3.4	2.5
Options	—	0.2	—	1.9

Total (1), (2)	$6.4	$5.2	$19.5	$18.3

(1)	The three months ended September 30, 2009 and 2008 include $0.1 million for charges related to retirement-eligible employees. The nine months ended September 30, 2009 and 2008 includes $1.7 million and $1.4 million, respectively, for charges related to retirement-eligible employees.

(2)	The three months ended September 30, 2009 and 2008 includes $3.0 million and $2.4 million, respectively, recorded in Cost of services and product development, and $3.4 million and $2.8 million, respectively, recorded in SG&A. The nine months ended September 30, 2009 and 2008 includes $9.5 million and $8.0 million, respectively, recorded in Cost of Services and product development, and $10.0 million and $10.3 million, respectively, recorded in SG&A.
As of September 30, 2009, the Company had $46.3 million of total unrecognized stock-based compensation cost, which is expected to be recognized as stock-based compensation expense over the remaining weighted-average service period of approximately 2.1 years.
Stock-Based Compensation Awards
The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards in accordance with FASB ASC Topic 505:
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
A summary of the changes in SARs outstanding for the nine months ended September 30, 2009, follows:

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	SARs in	Average	Grant Date	Contractual
	millions	Exercise Price	Fair Value	Term
Outstanding at December 31, 2008	2.1	$17.42	$6.61	5.12 years
Granted	1.0	11.15	4.97	6.62 years
Forfeited or expired	(0.1)	16.19	6.21	na
Exercised	—	—	—	na

Outstanding at September 30, 2009 (1)	3.0	$15.42	$6.09	4.98 years

Vested and exercisable at September 30, 2009 (1)	1.1	$16.65	$6.51	4.05 years

na=not applicable

(1)	At September 30, 2009, SARs outstanding had an intrinsic value of $10.2 million. SARs vested and exercisable had an intrinsic value of $2.6 million.
The fair value of the Company’s SARs was determined on the date of grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions for the periods indicated:

	Nine Months Ended
	September 30,
	2009 (1)	2008 (1)
Expected dividend yield (2)	0%	0%
Expected stock price volatility (3)	50%	36%
Risk-free interest rate (4)	2.3%	2.8%
Expected life in years (5)	4.8	4.7

(1)	No SARs were granted during the three months ended September 30, 2009 or 2008.

(2)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. Historically Gartner has not paid cash dividends on its common stock.

(3)	The determination of expected stock price volatility was based on both historical Gartner common stock prices and implied volatility from publicly traded options in Gartner common stock.

(4)	The risk-free interest rate is based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

(5)	The expected life in years is based on the “simplified” calculation provided for in SEC Staff Accounting Bulletin No. 107. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The Company continues to use the simplified method for awards of stock-based compensation since it does not have the necessary historical exercise and forfeiture data to determine an expected life for SARs as permitted by SEC Staff Accounting Bulletin No. 110.
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
The fair value of restricted stock, RSUs, and CSEs is determined on the date of grant based on the closing price of the Company’s common stock as reported by the New York Stock Exchange on that date. The fair value of these awards is recognized as compensation expense as follows: (i) outstanding restricted stock awards vest based on the achievement of a market condition and are expensed on a straight-line basis over approximately three years; (ii) service-based RSUs vest ratably over four years and are expensed on a straight-line basis over four years; (iii) performance-based RSUs are subject to both performance and service conditions, vest ratably over four years, and are expensed on an accelerated basis; and (iv) CSEs vest immediately and are recorded as expense on the date of grant.
A summary of the changes in restricted stock, RSUs and CSEs during the nine months ended September 30, 2009, follows:

		Weighted-		Weighted-		Weighted-
		Average	Restricted	Average	Common Stock	Average
	Restricted	Grant Date	Stock Units	Grant Date	Equivalents	Grant Date
	Stock	Fair Value	(RSUs)	Fair Value	(CSEs)	Fair Value
Outstanding at December 31, 2008	200,000	$7.30	2,614,847	$18.40	158,511	na
Granted (1), (2)	—	—	2,114,047	11.23	21,685	14.21
Vested or released	—	—	(883,164)	17.93	(48,118)	na
Forfeited	—	—	(142,177)	15.43	—	—

Outstanding at September 30, 2009 (3), (4)	200,000	$7.30	3,703,553	$14.53	132,078	na

na=not available

(1)	The 2.1 million RSUs granted during the nine months ended September 30, 2009 consist of 1.0 million performance-based RSUs awarded to executives and 1.1 million service-based RSUs awarded to non-executive employees.

The 1.0 million performance-based RSUs represent the target amount of the award. The actual number of RSUs that will ultimately be granted will be between 0% and 200% of the target amount, depending on the level of achievement of the performance metric. The performance metric is tied to the annual percentage change in the Company’s subscription-based contract value for 2009. If the specified minimum level of achievement is not met, the performance-based RSUs will be forfeited in their entirety, and any compensation expense already recorded will be reversed.

(2)	CSEs represent fees paid to directors. The CSEs vest when granted and are convertible into common shares when the director leaves the Board of Directors or earlier if the director elects to accelerate the release.

(3)	Vesting on the 200,000 shares of restricted stock held by our CEO is subject to a market condition as follows: (i) 100,000 shares will vest when the Company’s common stock trades at an average price of $25 or more each trading day for sixty consecutive trading days; and (ii) 100,000 shares will vest when the Company’s common stock trades at an average price of $30 or more each trading day for sixty consecutive trading days. There is no remaining unamortized cost on these shares.

(4)	The weighted-average remaining contractual term of the RSUs is 1.52 years. The restricted stock awards and the CSEs have no defined contractual term.
Stock Options
Historically the Company granted stock options to employees that allowed them to purchase shares of the Company’s common stock at a certain price. The Company has not made significant stock option grants since 2005. All outstanding options are fully vested and there is no remaining unamortized cost. The Company received approximately $9.0 million in cash from option exercises in the nine months ended September 30, 2009.
A summary of the changes in stock options outstanding in the nine months ended September 30, 2009, follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Options in	Average	Contractual	Intrinsic Value
	millions	Exercise Price	Term	(in millions)
Outstanding at December 31, 2008	6.1	$10.78	3.56 years	$42.8
Expired	(0.2)	18.10	na	na
Exercised	(0.9)	10.25	na	na

Outstanding at September 30, 2009	5.0	$10.67	3.19 years	$38.1

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
At September 30, 2009, the Company had approximately 1.6 million shares available for purchase under the ESPP Plan. The ESPP Plan is considered non-compensatory under FASB ASC Topic 718, and as a result the Company does not record compensation expense related to employee share purchases. The Company received approximately $2.0 million in cash from share purchases under the Plan in the nine months ended September 30, 2009.
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
On January 1, 2009 the Company eliminated the previously reported “Other” revenue line. The “Other” revenue line primarily consisted of fees earned from Research reprints and other miscellaneous products, and these revenues and related expenses are now being included in the Research segment. In addition, certain expenses that were formerly classified as Selling, general & administrative (SG&A) expense are now reported in Cost of sales and product development (COS) and are included in the Research segment. Prior periods presented below have been reclassified in order to be consistent with the current period presentation. For the three months ended September 30, 2008, these actions increased Research segment revenue by $1.9 million, increased Research segment expense by $4.9 million, and decreased Research segment gross contribution by $3.0 million. For the nine months ended September 30, 2008, these actions increased Research segment revenue by $6.3 million, increased Research segment expense by $15.6 million, and decreased Research segment gross contribution by $9.3 million.
The following tables present information about the Company’s reportable segments (in thousands):

	Research	Consulting	Events	Consolidated
Three Months Ended September 30, 2009:
Revenues	$185,718	$65,708	$16,043	$267,469
Gross contribution	122,611	23,658	5,934	152,203
Corporate and other expenses				(124,682

Operating income				$27,521

	Research	Consulting	Events	Consolidated
Three Months Ended September 30, 2008:
Revenues	$199,646	$80,404	$17,656	$297,706
Gross contribution	130,426	32,884	5,457	168,767
Corporate and other expenses				(134,085)

Operating income				$34,682

	Research	Consulting	Events	Consolidated
Nine Months Ended September 30, 2009:
Revenues	$557,325	$205,341	$48,307	$810,973
Gross contribution	366,807	78,314	16,300	461,421
Corporate and other expenses				(368,688)

Operating income				$92,733

	Research	Consulting	Events	Consolidated
Nine Months Ended September 30, 2008:
Revenues	$589,415	$253,129	$89,200	$931,744
Gross contribution	377,115	104,756	37,075	518,946
Corporate and other expenses				(410,359)

Operating income				$108,587

Note 7 — Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill, by reporting segment, are as follows:

	Balance	Currency	Balance
	December 31,	Translation	September 30,
	2008	Adjustments	2009
Research	$280,161	$5,723	$285,884
Consulting	84,048	1,769	85,817
Events	34,528	104	34,632

Total goodwill	$398,737	$7,596	$406,333

Intangible Assets
The following table presents the Company’s intangible assets subject to amortization (in thousands):

	Customer	Noncompete
	Relationships	Agreements	Total
September 30, 2009
Gross cost	$7,700	$420	$8,120
Accumulated amortization	(6,930)	(260)	(7,190)

Net	$770	$160	$930

	Customer	Noncompete
	Relationships	Agreements	Total
December 31, 2008
Gross cost	$7,700	$278	$7,978
Accumulated amortization	(5,775)	(188)	(5,963)

Net	$1,925	$90	$2,015

Amortization expense was $0.4 million for both the three months ended September 30, 2009 and 2008 and $1.2 million for both the nine months ended September 30, 2009 and 2008. The estimated future amortization expense for purchased intangibles is as follows (in thousands):

2009 (remaining three months)	$417
2010	513

$930

Note 8 — Liabilities
Other Charges
The following table summarizes the activity related to the liability for excess facilities costs recorded as Other charges in the Condensed Consolidated Statements of Operations in prior periods (in thousands):

Accrued liability at December 31, 2007	$7,776
Payments	(3,052)

Accrued liability at September 30, 2008	$4,724
Payments during remainder of 2008	(1,065)

Accrued liability at December 31, 2008	3,659
Payments	(2,257)

Accrued liability at September 30, 2009	$1,402

(1)	The costs for excess facilities will be paid as the leases expire through 2011.
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
The following table provides information regarding amounts outstanding under the Company’s Credit Agreement as of September 30, 2009:

		Annualized
	Amount	Effective
	Outstanding	Interest
Description:	(in thousands)	Rate (2)
Original Term Loan (1)	$135,000	5.81%
2008 Term Loan (1)	80,000	1.29%
Revolver (3)	50,000	1.04%

Total	$265,000

(1)	During the nine months ended September 30, 2009, the Company repaid $22.5 million of the original term loan and $18.8 million of the 2008 term loan pursuant to the normal amortization schedules. In addition, the Company prepaid $40.0 million of the 2008 term loan on September 30, 2009.

(2)	The rate on the original term loan consisted of the interest rate swap rate (see below) plus a margin of 0.75%. The rate on the 2008 term loan consisted of a three-month LIBOR base rate plus a margin of 1.00%, while the revolver consisted of a one-month LIBOR base rate plus a margin of 0.75%.

(3)	The Company had approximately $248.0 million of available borrowing capacity on the revolver (not including the expansion feature) as of September 30, 2009.
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
The original term loan will be repaid in 18 consecutive quarterly installments, with the final payment due on January 31, 2012. The 2008 term loan is co-terminus with the original term loan and will be repaid in 16 consecutive quarterly installments that commenced on June 30, 2008, with a final payment due on January 31, 2012. Both term loans may be prepaid at any time without penalty or premium at the option of Gartner.
The Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum annualized contract value ratio and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, and make investments. The Company was in full compliance with its debt covenants as of September 30, 2009. A failure to comply with these covenants in the future could result in acceleration of all amounts outstanding under the Credit Agreement, which would materially impact our financial condition unless accommodations could be negotiated with our lenders.
Interest Rate Swap Contracts
The Company has two interest rate swap contracts:
Swap designated as a hedge
The Company has an interest rate swap contract that hedges the base interest rate risk on its original term loan. The effect of the swap is to convert the floating base rate on the term loan to a fixed rate. Under the swap terms, the Company pays a fixed rate of 5.06% on the original term loan and in return receives a three-month LIBOR rate. The three-month LIBOR rate received on the swap matches the base rate paid on the term loan since the Company optionally selects a three-month LIBOR rate on the term loan. The notional amount of the interest rate swap declines over time and constantly matches the outstanding amount of the term loan. Other critical terms of the swap and the term loan also match.

The Company accounts for the interest rate swap on its original term loan as a cash flow hedge in accordance with FASB ASC Topic 815. Since the swap is hedging the forecasted interest payments on the term loan and qualifies as a cash flow hedge, changes in the fair value of the swap are recorded in Other comprehensive income as long as the swap continues to be a highly effective hedge of the base interest rate risk on the term loan. Any ineffective portion of change in the fair value of the hedge is recorded in earnings. At September 30, 2009, there was no ineffective portion of the hedge. The interest rate swap had a negative fair value of approximately $7.9 million at September 30, 2009, which is recorded in Other comprehensive income, net of tax effect.
Swap not designated as a hedge
On September 30, 2009, the Company discontinued hedge accounting on an interest rate swap contract that previously hedged the 2008 term loan. In addition, on the same date the Company prepaid $40.0 million of the outstanding amount of the 2008 term loan.
The interest rate swap had a negative fair value of $3.3 million as of September 30, 2009. In accordance with the hedge accounting rules, the $3.3 million was recorded in Other comprehensive income as a deferred loss. However, because of the $40.0 million loan prepayment, and in accordance with the requirements of FASB ASC Topic 815, the Company has reclassified $1.1 million of the deferred loss from Other comprehensive income to Interest expense, net in the current period. The remaining $2.2 million deferred loss in Other comprehensive income will be amortized to interest expense through maturity of the 2008 term loan.
The interest rate swap will remain outstanding until maturity in January 2012. In future periods the interest rate swap will be marked-to-market with subsequent changes in fair value recorded in current period earnings.
Letters of Credit
The Company issues letters of credit and related guarantees in the ordinary course of business to facilitate transactions with customers and others. At September 30, 2009, the Company had outstanding letters of credit and guarantees of approximately $2.0 million.
Note 10 — Equity and Stock Programs
Share Repurchases
The Company has a $250.0 million authorized stock repurchase program, of which $78.6 million remained available as of September 30, 2009. Repurchases are made from time-to-time through open market purchases and are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases are also made from time-to-time in connection with the settlement of shared-based compensation awards. Repurchases may be funded from cash flow from operations and borrowings under the Company’s Credit Agreement.
The Company’s share repurchase activity was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Number of shares repurchased	4,531	1,026,017	305,482	8,437,517
Cost of repurchased shares (in thousands):	$75	$24,800	$3,734	$175,500

Note 11 — Income Taxes
The provision for income taxes on continuing operations was $2.4 million for the three months ended September 30, 2009 compared to $10.0 million in the prior year quarter. The effective tax rate was 10.7% for the three months ended September 30, 2009 and 34.8% for the same period in 2008. The decrease in the effective tax rate was primarily due to the impact of certain discrete items as well as a change in the estimated mix of pre-tax income by jurisdiction. Discrete items in the three months ended September 30, 2009 include the release of approximately $3.4 million of reserves and $0.5 million of related interest reserves due to the expiration of the relevant statutes of limitation.
The provision for income taxes on continuing operations was $19.9 million for the nine months ended September 30, 2009 as compared to $29.9 million for the nine months ended September 30, 2008. The effective tax rate was 25.8% for the nine months ended September 30, 2009 and 32.0% for the nine months ended September 30, 2008. The decrease in the effective tax rate for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was primarily due to the impact of certain discrete items as well as a change in the estimated mix of pre-tax income by jurisdiction.
Discrete items in the nine months ended September 30, 2009 include the release of approximately $3.4 million of reserves and $0.5 million of related interest reserves due to the expiration of the relevant statutes of limitation. Discrete items in the nine months ended September 30, 2008 include the release of approximately $2.0 million of reserves due to the expiration of the relevant statutes of limitation, offset in part by increases to reserves for various items including state income tax audit settlements and intercompany charges. The Company also released net interest reserves of $0.1 million related to the 2008 discrete items.
As of September 30, 2009 and December 31, 2008, the Company had gross unrecognized tax benefits of $14.4 million and $16.3 million, respectively. It is reasonably possible that the gross unrecognized tax benefits will be decreased by $0.3 million within the next 12 months due primarily to settlements of outstanding audits. As of September 30, 2009 and December 31, 2008, the Company had Other liabilities of $14.1 million and $14.2 million, respectively, related to long term uncertain tax positions.
The Internal Revenue Service (“IRS”) commenced an audit of the Company’s 2007 tax year early in 2009. The audit is ongoing and the IRS has not proposed any adjustments at this time. The Company believes that it has recorded reserves sufficient to cover exposures related to such review. However, the resolution of such matters involves uncertainties and there are no assurances that the ultimate resolution will not exceed the amounts we have recorded. Additionally, the results of an audit could have a material effect on our financial position, results of operations, or cash flows in the period or periods for which that determination is made.
During the first and second quarters of 2009, the Company’s subsidiaries in Japan and Brazil repatriated approximately $4.0 million and $4.5 million of earnings, respectively. The Company does not expect any additional U.S. tax as a result of such repatriations. The Company may repatriate additional earnings from subsidiaries outside the U.S. to the extent it does not incur a significant additional U.S. tax liability.
Note 12 — Derivatives and Hedging
The Company typically enters into a limited number of derivative contracts to offset the potentially negative effects of interest rate and foreign exchange movements. The Company accounts for its outstanding derivative contracts in accordance with FASB ASC Topic 815, which requires all derivatives, whether designated as hedges or not, to be recorded on the balance sheet at fair value.
Information regarding the Company’s derivatives activity as of, and for, the nine months ended September 30, 2009 follows (in thousands, except for number of outstanding contracts):

	Number of	Contract	Fair Value	Balance	Gain (Loss)	Gain (Loss)
	Outstanding	Notional	Asset	Sheet	Recognized in	Recorded in
Derivative Contract Type	Contracts	Amount	(Liability) (4)	Line Item	Earnings (5)	OCI (6)
Interest Rate Swap (1)	1	$135,000	$(7,890)	Other Liabilities	$188	$(4,730)
Interest Rate Swap (2)	1	120,000	(3,260)	Other Liabilities	(1,091)	(2,170)
Foreign Currency Forwards (3)	13	59,772	150	Other Current Assets	1,160	—

Total	15	$314,772	$(11,000)		$257	$(6,900)

(1)	The Company designates and accounts for this interest rate swap as a cash flow hedge (see Note 9 — Debt).

(2)	On September 30, 2009, the Company discontinued hedge accounting on this interest rate swap (see Note 9 — Debt).

(3)	The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currencies in which the Company and its subsidiaries operate. The Company may enter into foreign currency forward exchange contracts to offset the effects of this foreign currency transaction risk. These contracts are normally short term in duration. Both realized and unrealized gains and losses are recognized in earnings since the Company does not designate these contracts as hedges for accounting purposes.

(4)	See Note 13 — Fair Value Disclosures for the determination of the fair value of these instruments.

(5)	The $0.3 million represents the net gain recorded in earnings for the nine months ended September 30, 2009 for derivative contracts. The gain/loss on the swaps is recorded in Interest expense, net and represents the amounts reclassified from Other comprehensive income (OCI) to earnings during the period. The gain on the foreign currency forward contracts is recorded in

Other income (expense), net and represents the net amount of realized and unrealized gains and losses recorded during the period.

(6)	Represents the tax-adjusted amount recorded in OCI as of September 30, 2009.
At September 30, 2009, the Company’s derivative counterparties were all large investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties, and none of the derivative contracts contained credit-risk related contingent features.
Note 13 — Fair Value Disclosures
The Company’s financial instruments include cash and cash equivalents, fees receivable from customers, accounts payable, and accruals which are normally short-term in nature. The Company believes the carrying amounts of these financial instruments reasonably approximates their fair value.
At September 30, 2009, the Company had $265.0 million of outstanding floating rate debt which is carried at amortized cost. The Company believes the carrying amount of the debt reasonably approximates its fair value as the rate of interest on the term loans and revolver are floating rate which reflect current market rates of interest for similar instruments with comparable maturities.
FASB ASC Topic 820 provides a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the resulting fair value measurement. The valuation hierarchy contains three levels:
•	Level 1 — Valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets.

•	Level 2 — Valuation inputs are quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the asset or liability being measured.

•	Level 3 — Valuation inputs are unobservable and significant to the fair value measurement.
The following table presents Company assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair Value
Description:	September 30, 2009
Assets:
Deferred compensation assets (1)	$18,805
Foreign currency forward contracts (2)	150

$18,955

Liabilities:
Interest rate swap contracts (3)	$11,150

(1)	The Company has a supplemental deferred compensation arrangement for the benefit of certain highly compensated officers, managers and other key employees. The plan’s assets consist of investments in money market and mutual funds, and company-owned life insurance. The money market and mutual funds consist of cash equivalents or securities traded in active markets, which the Company considers the fair value of these assets to be based on a Level 1 input. The value of the Company-owned life insurance is based on indirectly observable prices which the Company considers to be Level 2 inputs.

(2)	The Company periodically enters into foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates (see Note 12—Derivatives and Hedging). Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets; thus the Company measures the fair value of these contracts under a Level 2 input.

(3)	The Company has two interest rate swap contracts (see Note 9—Debt). To determine the fair value of the swaps, the Company relies on mark-to-market valuations prepared by third-party brokers based on observable interest rate yield curves. Accordingly, the fair value of the swaps is determined under a Level 2 input.

Note 14 — Employee Benefits
Defined Benefit Pension Plans
The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company accounts for material defined benefit plans in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $0.5 million for both the three months ended September 30, 2009 and 2008, and $1.3 million and $1.6 million for the nine months ended September 30, 2009 and 2008, respectively. None of these plans have plan assets as defined under FASB ASC Topic 960.
Note 15 — Contingencies
We are involved in legal proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position or results of operations when resolved in a future period.
The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of September 30, 2009, the Company did not have any indemnification agreements that would require material payments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of the following Management’s Discussion and Analysis (“MD&A”) is to help facilitate the understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008. Historical results and percentage relationships are not necessarily indicative of operating results for future periods.
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
We had total revenues of $267.5 million in the three months ended September 30, 2009, a decline of 10%, or about $30.2 million, compared to the prior year quarter. Revenues declined in all 3 of our business segments. Excluding the impact of foreign currency translation, revenues were down about 7.5%. Revenues for the nine months ended September 30, 2009 declined approximately 13% from the prior year, but adjusted for the impact of foreign currency translation, was down about 8%.
We had income from continuing operations of $20.1 million in the third quarter of 2009, an increase of 7% from the prior year quarter. Diluted earnings per share from continuing operations increased 11%, to $0.21 per share. For the nine months ending September 30, 2009, income from continuing operations declined 10% compared to the prior year. The nine month decline reflects lower profitability in our Events and Consulting segments.
Research revenues were down 7% quarter-over-quarter, to $185.7 million in the third quarter of 2009 from $199.6 million in the prior year quarter. In spite of the 7% decline in revenues, we had a 1 point increase in the gross contribution margin. Similarly, revenues for the nine month period were down 5%, but the contribution margin increased by 2 points. The improved contribution margins were primarily driven by the tight cost controls we have implemented. The impact of foreign currency translation had a significantly negative impact on Research revenues in 2009, and excluding this impact, revenues were down 4% quarter-over-quarter and less than 1% for the nine month periods. As of September 30, 2009, research contract value was almost $743.0 million, client retention was 77%, and wallet retention was 85%.

Consulting revenues declined 18% and 19% for the three and nine months ended September 30, 2009, respectively, compared to the prior year periods. Excluding the unfavorable impact of foreign currency translation, revenues declined 16% and 14%, respectively. The segment contribution margin declined for both the three and nine month periods, primarily due to the lower revenue performance. Consultant utilization was 64% for the three months ended September 30, 2009, while backlog was $84.7 million as of September 30, 2009.
Events revenues decreased 9% in the third quarter of 2009 compared to the prior year due to the impact of discontinued events and lower revenue from our on-going events. We held 15 events in the third quarter of 2009 compared to 16 in prior year period. For the nine months ending September 30, 2009, revenues declined by 46% compared to the prior year, due to the same factors impacting the quarter. In spite of lower revenues the quarter-over-quarter segment contribution margin improved by 6 points but declined 8 points when comparing the nine month periods.
For a more detailed discussion of our segment results, see Segment Results below.
We repaid $81.3 million of our term loans and we had approximately $118.0 million of operating cash flow in the nine months ended September 30, 2009. Our cash and cash equivalents totaled $112.8 million as of September 30, 2009, and we had approximately $248.0 million of available borrowing capacity under our revolving credit facility. We believe we have a strong cash position and adequate borrowing capacity.
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
For those government contracts that permit termination, we bill the client the full amount billable under the contract but only record a receivable equal to the earned portion of the contract. In addition, we only record deferred revenue on these government contracts when cash is received. Deferred revenues attributable to government contracts were $58.2 million and $61.6 million at September 30, 2009 and December 31, 2008, respectively. In addition, at September 30, 2009 and December 31, 2008, we had not recognized uncollected receivables or deferred revenues relating to government contracts that permit termination of $11.2 million and $12.1 million, respectively.
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

	September 30,	December 31,
	2009	2008
Total fees receivable	$258,450	$326,311
Allowance for losses	(7,400)	(7,800)

Fees receivable, net	$251,050	$318,511

Impairment of goodwill and other intangible assets — The evaluation of goodwill is performed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 350. Among other requirements, this rule requires an ongoing annual assessment of goodwill impairment. The evaluation of other intangible assets is performed on a periodic basis. These assessments require management to estimate the fair values of our reporting units based on estimates of future business operations and market and economic conditions in developing long-term forecasts. If we determine that the fair value of any reporting unit is less than its carrying amount, we must recognize an impairment charge for the associated goodwill of that reporting unit against earnings in our financial statements. Goodwill is evaluated for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger a review for impairment include the following:
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
Accounting for stock-based compensation — The Company accounts for stock-based compensation in accordance with FASB ASC Topics 505 and 718, as interpreted by SEC Staff Accounting Bulletins No. 107 (“SAB No. 107”) and No. 110 (“SAB No. 110”). The Company recognizes stock-based compensation expense, which is based on the fair value of the award on the date of grant, over the related service period, net of estimated forfeitures (see Note 5 — Stock-Based Compensation in the Notes to the Consolidated Financial Statements).
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
RESULTS OF OPERATIONS
Overall Results
The impact of foreign currency exchange continues to have a substantially negative effect on our revenues and we continue to maintain tight cost controls across our businesses.
The following table summarizes the changes in selected line items in our interim Condensed Consolidated Statements of Operation for the periods indicated (dollars in thousands):

	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended	Dollar	Percentage	Ended	Ended	Dollar	Percentage
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2009	2008	(Decrease)	(Decrease)	2009	2008	(Decrease)	(Decrease)
Total revenues	$267,469	$297,706	$(30,237)	(10)%	$810,973	$931,744	$(120,771)	(13)%
Costs and expenses:
Cost of services & product development	118,120	128,490	10,370	8%	351,864	415,569	63,705	15%
Selling, general and administrative	115,049	127,707	12,658	10%	345,980	387,373	41,393	11%
Depreciation	6,363	6,427	64	1%	19,176	19,000	(176)	(1)%
Amortization of intangibles	416	400	(16)	(4)%	1,220	1,215	(5)	—

Operating income	27,521	34,682	(7,161)	(21)%	92,733	108,587	(15,854)	(15)%
Interest expense, net	(4,914)	(4,997)	83	2%	(13,105)	(14,672)	1,567	11%
Other expense, net	(127)	(860)	733	85%	(2,505)	(487)	(2,018)	>(100)%
Provision for income taxes	2,413	10,044	7,631	76%	19,875	29,926	10,051	34%

Income from continuing operations	20,067	18,781	1,286	7%	57,248	63,502	(6,254)	(10)%
Income from discontinued operations, net of taxes	—	—	—	—	—	6,723	(6,723)	>(100)%

Net income	$20,067	$18,781	$1,286	7%	$57,248	$70,225	$(12,977)	(18)%

Total revenues for the three months ended September 30, 2009 decreased $30.2 million, or 10%, compared to the same quarter in 2008. Revenues declined in all three of our business segments and the impact of foreign currency continued to have a substantially negative impact on our revenues. Excluding the negative impact of foreign currency, total revenues for the three months ended September 30, 2009 were down about 7.5% over the prior year quarter. When comparing the nine months ended September 30, 2009 to the same period in the prior year, total revenues were down $120.8 million, or 13%, with revenues down in all three of our business segments. Excluding the impact of foreign currency, total revenues were down about 8% for the nine month period.

Please refer to the section of this MD&A below entitled “Segment Results” for a further discussion of revenues and results by segment.
Cost of services and product development decreased 8% quarter-over-quarter, or $10.4 million, with about $4.5 million of the decrease due to favorable foreign currency impact. We also had lower travel and internal meeting charges of $3.2 million and $1.2 million in lower personnel costs. Cost of services and product development as a percentage of sales increased by 1 point, to 44% from 43%, primarily due to lower utilization and billing rates in our Consulting business.
For the nine months ended September 30, 2009, Cost of services and product development expense decreased by about $63.7 million, or 15%. The favorable impact of foreign currency translation reduced expense by about $24.5 million. We had lower conference expenses of $13.3 million due to discontinued events and tight cost controls. We also had reduced travel and internal meeting charges of $13.7 million and lower personnel costs of about $6.5 million. The remaining $5.7 million reduction was spread across a number of other expense categories. Cost of services and product development as a percentage of sales declined by 2 points, to 43% from 45%, primarily due to tight expense controls across our businesses.
Selling, general and administrative (“SG&A”) expense decreased $12.7 million quarter-over-quarter, or 10%. The favorable impact of foreign currency translation reduced expense by about $5.0 million. We also had about $4.5 million of lower expenses related to reduced travel, internal meeting, and recruiting costs, reflecting our tight focus on cost controls. The remaining $3.2 million reduction reflects lower personnel and other costs.
For the nine months ended September 30, 2009, SG&A expense decreased by about $41.4 million, or 11%, compared to the same period in 2008. Consistent with the quarter-over-quarter decline, the impact of foreign currency translation reduced expense by about $23.0 million and we had lower travel, internal meeting, and recruiting costs of about $15.0 million. The remaining $3.4 million reduction was spread across a number of other expense categories.
Depreciation expense decreased 1% quarter-over-quarter but increased 1% when comparing the nine month periods. Capital spending decreased to $11.1 million in 2009 from $18.3 million in 2008, a 39% decline, which reflects the Company’s reduced capital expenditures plan for 2009.
Amortization of intangibles was $0.4 million for the third quarters of both 2009 and 2008 and $1.2 million for the nine months ended September 30, 2009 and 2008.
Operating Income decreased 21% quarter-over-quarter, to $27.5 million in the three months ended September 30, 2009. For the nine months ended September 30, 2009, operating income was down 15% over the same period in the prior year, to $92.7 million.
Operating income as a percentage of revenues was down 2 points quarter-over-quarter primarily due to lower profitability in our Consulting segment. For the nine months ended September 30, 2009, operating income as a percentage of revenues was essentially flat in spite of lower overall revenues, primarily due to the tight expense controls we have implemented across our operations.
Please refer to the section of this MD&A entitled “Segment Results” below for a further discussion of revenues and results by segment.
Interest Expense, Net declined 2% and 11% for the three and nine months ended September 30, 2009 compared to the prior year periods. The three and nine months ended September 30, 2009 includes $1.1 million of expense related to the discontinuance of hedge accounting on an interest rate swap contract (See Note 9 — Debt in the accompanying Notes to the interim condensed consolidated financial statements for additional information). Excluding the $1.1 million charge, Interest expense, net would have declined approximately 23% and 18% for the three and nine month periods, respectively. The decline in the three month periods was primarily due to a reduction in the weighted-average amount of debt outstanding, while the decline for the nine month periods was due to a reduction in the weighted-average amount of debt outstanding and to a lesser extent, a decline in the weighted-average rate.
Other (Expense) Income, Net primarily consists of net foreign currency exchange gains and losses.
Provision For Income Taxes on continuing operations was $2.4 million for the three months ended September 30, 2009 compared to $10.0 million in the prior year quarter. The effective tax rate was 10.7% for the three months ended September 30, 2009 and 34.8% for the same period in 2008. The decrease in the effective tax rate was primarily due to the impact of certain discrete items as well as a change in the estimated mix of pre-tax income by jurisdiction. Discrete items in the three months ended September 30, 2009 include the release of approximately $3.4 million of reserves and $0.5 million of related interest reserves due to the expiration of the relevant statutes of limitation.
The provision for income taxes on continuing operations was $19.9 million for the nine months ended September 30, 2009 as compared to $29.9 million for the nine months ended September 30, 2008. The effective tax rate was 25.8% for the nine months ended September 30, 2009 and 32.0% for the nine months ended September 30, 2008. The decrease in the effective tax rate was primarily due to the impact of certain discrete items as well as a change in the mix of pre-tax income by jurisdiction.
Discrete items in the nine months ended September 30, 2009 include the release of approximately $3.4 million of reserves and $0.5 million of related interest reserves due to the expiration of the relevant statutes of limitation. Discrete items in the nine months ended September 30, 2008 include the release of approximately $2.0 million of reserves due to the expiration of the relevant statutes of limitation, offset in part by increases to reserves for various items including state income tax audit settlements and intercompany charges. The Company also released net interest reserves of $0.1 million related to the 2008 discrete items.
Income From Discontinued Operations, Net of Taxes, includes the results of the Company’s Vision Events business, which we sold in early 2008. The $6.7 million of income for the nine months ended September 30, 2008 includes a net gain on sale of approximately $7.0 million and a $(0.3) million operating loss.
Net Income was $20.1 million and $18.8 million for the three months ending September 30, 2009 and 2008, respectively, an increase of 7%, or $1.3 million. The quarterly increase was primarily driven by a substantially lower effective tax rate in the 2009 period which offset lower income from operations.
Net income declined 18%, or $13.0 million, when comparing the nine months ended September 30, 2009 with the same period in 2008. The decline was primarily driven by reduced gross contributions by our three business segments in the 2009 period and a $6.7 million net gain from the sale of the Company’s former Vision Events business in the 2008 period.
Basic earnings per share from continuing operations increased $0.01 per share quarter-over-quarter but decreased $0.05 per share when comparing the nine month periods. Diluted earnings per share from continuing operations was up $0.02 per share quarter-over-quarter but decreased $0.04 per share for the nine month periods.
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
The following sections present the results of our three segments:
Research

	As Of And	As Of And
	For The	For The			For The	For The
	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended		Percentage	Ended	Ended		Percentage
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2009	2008	(Decrease)	(Decrease)	2009	2008	(Decrease)	(Decrease)
Financial Measurements:
Revenues (1)	$185,718	$199,646	$(13,928)	(7)%	$557,325	$589,415	$(32,090)	(5)%
Gross contribution (1)	$122,611	$130,426	$(7,815)	(6)%	$366,807	$377,115	$(10,308)	(3)%
Gross contribution margin	66%	65%	1 point	—	66%	64%	2 points	—

Business Measurements:
Contract value (1)	$742,885	$812,210	$(69,325)	(9)%
Client retention	77%	81%	(4) points	—
Wallet retention	85%	97%	(12) points	—
Exec. program members	3,469	3,707	(238)	(6)%

(1)	Dollars in thousands.
Research revenues declined 7% on a quarter-over-quarter basis, but excluding the unfavorable effect of foreign currency translation, Research revenues were down about 4%. Research revenues declined 5% when comparing the nine month periods, but excluding the unfavorable impact of foreign currency, Research revenues declined less than 1%.
In spite of lower revenues in both the three and nine month periods of 2009, the contribution margin increased for both periods, up 1 point quarter-over-quarter and 2 points when comparing the nine month periods. The improved margin for both periods was primarily driven by the tight cost controls we have implemented.
Research contract value decreased 9% as of September 30, 2009 compared to September 30, 2008, but excluding the impact of foreign currency translation, research contract value was down 4%.
Consulting

	As Of And	As Of And
	For The	For The			For The	For The
	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended		Percentage	Ended	Ended		Percentage
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2009	2008	(Decrease)	(Decrease)	2009	2008	(Decrease)	(Decrease)
Financial Measurements:
Revenues (1)	$65,708	$80,404	$(14,696)	(18)%	$205,341	$253,129	$(47,788)	(19)%
Gross contribution (1)	$23,658	$32,884	$(9,226)	(28)%	$78,314	$104,756	$(26,442)	(25)%
Gross contribution margin	36%	41%	(5) points	—	38%	41%	(3) points	—

Business Measurements:
Backlog (1)	$84,747	$110,141	$(25,394)	(23)%
Billable headcount	449	494	(45)	(9)%
Consultant utilization	64%	69%	(5) points	—	68%	72%	(4) points	—
Average annualized revenue per billable headcount (1)	$389	$440	$(51)	(12)%	$401	$463	(62)	(13)%

(1)	Dollars in thousands.
The 18% quarter-over-quarter revenue decline was due to lower revenues in our core consulting and strategic advisory services (SAS) businesses. The revenue decrease in core consulting reflects both lower headcount and utilization, and to a lesser extent, a lower billing rate. The decreased SAS revenue reflects less SAS days fulfilled. Excluding the unfavorable effects of foreign currency translation, Consulting revenues decreased about 16% quarter-over-quarter.
The gross contribution margin declined by 5 points quarter-over-quarter primarily due to lower utilization and a lower billing rate in core consulting, and to a lesser extent, lower SAS days, which generally has a higher margin than core consulting,
Consulting revenues declined 19% when comparing the nine month periods, with lower revenues in core consulting, SAS, and to a lesser extent, in our contract optimization business. Consistent with the quarter-over-quarter results, the nine month results reflect lower headcount, utilization, and billing rates in core consulting and fewer SAS days fulfilled. Excluding the unfavorable impact of foreign currency, overall Consulting revenues were down about 14%.
The 3 point decline in the contribution margin for the nine month periods reflects lower revenue in our SAS and contract optimization businesses. These businesses generally have higher margins than core consulting. Consistent with the quarter-over-quarter decline, the nine month decline also reflects lower utilization and billing rates in core consulting.

Events

	As Of And	As Of And
	For The	For The			For The	For The
	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended		Percentage	Ended	Ended		Percentage
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2009	2008	(Decrease)	(Decrease)	2009	2008	(Decrease)	(Decrease)
Financial Measurements:
Revenues (1)	$16,043	$17,656	$(1,613)	(9)%	$48,307	$89,200	$(40,893)	(46)%
Gross contribution (1)	$5,934	$5,457	$477	9%	$16,300	$37,075	$(20,775)	(56)%
Gross contribution margin	37%	31%	6 points	—	34%	42%	(8) points	—

Business Measurements:
Number of events	15	16	(1)	(6)%	41	53	(12)	(23)%
Number of attendees	5,413	6,179	(766)	(12)%	14,976	25,308	(10,332)	(41)%

(1)	Dollars in thousands.
The 9% quarter-over-quarter revenue decrease was due to the impact of discontinued events and a decline in revenues from our on-going events. Excluding the unfavorable impact of foreign currency translation, revenues were down about 6%.
We held 15 events in the three months ended September 30, 2009 compared to 16 held in 2008. About $3.1 million of the revenue decline was due to 5 discontinued events while on-going events revenue was down $2.6 million. Offsetting these declines was a $3.1 million net revenue increase due to timing as our events calendar resulted in 3 events being moved into the quarter and two moved out. We also had $1.0 of additional revenue in the third quarter of 2009 from new event launches. While the number of attendees was down 12% the number of exhibitors was down only slightly.
Events revenue was down $40.9 million, or 46% for the nine months due to the same factors impacting the quarter-over-quarter analysis. We held 41 events in the nine months ended September 30, 2009, a decline of 12 events compared to the prior year.
The 41 events held in 2009 consisted of 36 on-going events, 3 new events and 2 events moved into the third quarter of 2009 that were held in the fourth quarter in 2008. Approximately $21.2 million of the revenue decrease was due to 17 discontinued events, including our Spring Symposium which was a significant event, while $21.6 million was due to a decline in revenue from our on-going events. These declines were slightly offset by $1.9 million in higher revenue from the timing of our events schedule, new event launches, and other miscellaneous events revenues. The number of attendees at our 36 on-going events was down 22% while the number of exhibitors was down 28%.
The gross contribution margin was up 6 points quarter-over-quarter primarily due to a higher margin on the events that were moved into the quarter than the margin on the events moved out of the quarter and the events that were discontinued. For the nine month periods the margin was down 8 points primarily due to two factors. We had lower profitability from our 36 on-going events, reflecting the lower attendee and exhibitor revenue discussed earlier, as well as the impact of the discontinued events.
LIQUIDITY AND CAPITAL RESOURCES
We finance our operations primarily through cash generated from our on-going operating activities. As of September 30, 2009, we had over $112.0 million of cash and cash equivalents and $248.0 million of available borrowing capacity under our revolving credit facility (not including the $100.0 million expansion feature). Our cash and cash equivalents are held in numerous locations throughout the world, with approximately 87% held outside the United States as of September 30, 2009. During the nine months ended September 30, 2009, we repaid $151.3 million of our debt, thus reducing the amount outstanding under our Credit Agreement by 36%.
We believe that the cash we expect to earn from our on-going operating activities, our existing cash balances, and the borrowing capacity we have under our revolving credit facility will be sufficient for our expected short-term and foreseeable long-term operating needs.
The following table summarizes the changes in the Company’s cash and cash equivalents (in thousands):

	Nine Months	Nine Months	Dollar
	Ended	Ended	Increase
	September 30, 2009	September 30, 2008	(Decrease)
Cash provided by operating activities	$117,640	$137,420	$(19,780)
Cash used by investing activities	(11,125)	(10,433)	(692)
Cash used in financing activities	(142,287)	(88,627)	(53,660)

Net (decrease) increase	(35,772)	38,360	(74,132)

	Nine Months	Nine Months	Dollar
	Ended	Ended	Increase
	September 30, 2009	September 30, 2008	(Decrease)
Effects of exchange rates	7,621	(3,134)	10,755
Beginning cash and cash equivalents	140,929	109,945	30,984

Ending cash and cash equivalents	$112,778	$145,171	$(32,393)

Operating
Our operating cash flow decreased by 14%, or $19.8 million, due to several factors. We had a decline of approximately $13.0 million in cash from our core operations along with a $10.0 decline in working capital. We also had $9.0 million in higher severance payments due to the workforce reduction announced in early January 2009. These declines in our operating cash flow were partially offset by about $13.0 million of improved cash flows due to lower interest payments on our debt and reduced bonus and tax payments.
Investing
Cash used by investing activities in the nine months ended September 30, 2009 consisted of $11.1 million of capital expenditures, a decline of 39% when compared to the $18.2 million of capital expenditures in the same period in 2008. The decline reflects the Company’s tight focus on reducing costs. The $10.4 million of cash used in the prior year period included the $18.2 million in capital expenditures offset by net cash proceeds from the sale of our Vision Events business of $7.8 million.
Financing
We used $53.7 million of additional cash in our financing activities in the nine months ended September 30, 2009 compared to the same period in the prior year, due to payments on our debt and less cash realized from option exercises.
We used $151.3 million of cash to repay debt in the nine months ended September 30, 2009, compared to net additional borrowings of about $29.7 million in the prior year, a reduction of $181.0 million. We also had about $45.2 million in lower cash proceeds from option exercises and related excess tax benefits in 2009 due to a lower average stock price. Together these two items resulted in approximately $226.2 of additional cash used in financing activities.
Substantially offsetting the additional $226.2 million of cash used to repay debt and the reduced proceeds from option exercises was a large decrease in the amount of cash used to repurchase our shares of $172.5 million, resulting in the $53.7 million of net additional cash used in financing activities.
OBLIGATIONS AND COMMITMENTS
Credit Agreement
At September 30, 2009, we had $265.0 million outstanding under our Credit Agreement, which includes two amortizing term loans and a $300.0 million revolving credit facility. The revolving credit facility may be increased up to an additional $100.0 million at our lenders’ discretion (the “expansion feature”), for a total revolving credit facility of $400.0 million. However, the $100.0 million expansion feature may or may not be available to us depending upon prevailing credit market conditions.
The term loans are being repaid in consecutive quarterly installments plus a final payment due on January 31, 2012, and may be prepaid at any time without penalty or premium at our option. The revolving loans may be borrowed, repaid and reborrowed until January 31, 2012, at which time all amounts borrowed must be repaid. On September 30, 2009 we prepaid $40.0 million on our 2008 term loan. See Note 9 — Debt in the accompanying Notes to the interim condensed consolidated financial statements for additional information regarding the Company’s Credit Agreement.
Off-Balance Sheet Arrangements
Through September 30, 2009, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
The following accounting standards have recently been issued by the FASB and Emerging Issues Task Force (EITF). If the standard was issued prior to the Codification, the standard’s sequential designation has been used. See Note 1 — Basis of Presentation in the Notes to the accompanying interim condensed consolidated financial statements for additional information regarding the Codification.
In September 2009, the FASB ratified ASC Accounting Standards Update (ASU) 2009-14, Certain Revenue Arrangements That Include Software Elements. Under ASU 2009-14, all tangible products containing both software and non-software components, that function together to deliver the product’s essential functionality, will no longer be within the scope of rules governing Software revenue recognition (formerly known as SOP 97-2). This means that entities that sell joint hardware and software products that meet the scope exception (i.e., essential functionality) will be required to follow the guidance in ASU 2009-13 below. The Update provides a list of items to consider when determining whether the software and non-software components function together to deliver a product’s essential functionality. We are currently evaluating the impact of this Update but do not believe it will have any significant impact on the Company’s consolidated financial statements.
In September 2009, the FASB ratified ASU 2009-13, “Revenue Arrangements with Multiple Deliverables.” ASU 2009-13 requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company itself or other vendors. ASU 2009-13 eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance is expected to allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. ASU 2009-13 will be effective for Gartner beginning in the first quarter of fiscal year 2012. Early adoption is permitted. We are currently evaluating the impact of this Update but do not believe it will have any significant impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS No. 167”), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS No. 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS No. 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS No. 167 will become effective in the first quarter of 2010. We are currently evaluating the impact of this standard but do not believe it will have any significant impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (“SFAS No. 166”). SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of this standard but do not believe it will have any significant impact on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure to changes in interest rates resulting from the $215.0 million outstanding on our two term loans and $50.0 million outstanding on our revolver as of September 30, 2009. All of these borrowings are floating rate, which may be either prime-based or LIBOR-based. Interest rates under these borrowings include a base rate plus a margin currently between 0.00% and 0.75% on prime borrowings and between .625% and 1.75% on LIBOR-based borrowings.
As of September 30, 2009, the annualized interest rates on the original term loan, the 2008 term loan, and the revolver were 1.04%, 1.29%, and 1.04%, respectively. The rates on the original and 2008 term loans consisted of a three-month LIBOR base rate plus margins of 0.75% and 1.00%, respectively. The rate on the revolver consisted of a one-month LIBOR base rate plus a margin of 0.75%.
We have an interest rate swap contract which effectively converts the floating base rate on the original term loan to a fixed rate. Including the effect of the interest rate swap, the annualized interest rate on the original term loan was 5.81% as of September 30, 2009.
The Company does not hedge the interest rate risk on the revolver. In addition, on September 30, 2009 the Company discontinued the use of hedge accounting on an interest rate swap that previously hedged the 2008 term loan. Accordingly, we are exposed to interest rate risk on the revolver and the 2008 term loan. A 25 basis point increase or decrease in interest rates would change pre-tax annual interest expense on the $300.0 million revolver and the $80.0 million outstanding on the 2008 term loan by approximately $1.0 million.
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
The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from local functional currencies in which the Company and its subsidiaries operate. From time to time the Company may enter into foreign currency forward exchange contracts to offset the effects of this foreign currency transaction risk. These contracts are normally short term in duration. Unrealized and realized gains and losses are recognized in earnings. At September 30, 2009, we had 13 foreign currency forward contracts outstanding with a total notional amount of $59.8 million and an unrealized gain of approximately $0.2 million. All of these contracts matured by the end of October 2009.
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

Management conducted an evaluation, as of September 30, 2009, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Act.
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
Issuer Purchases of Equity Securities
The Company has a $250.0 million authorized stock repurchase program, of which $78.6 million remained available as of September 30, 2009. The following table provides detail related to repurchases of our common stock for treasury in the nine months ended September 30, 2009 under this program:

			Approximate
			Dollar Value of
			Shares that may
			yet be Purchased
	Total		Under our Share
	Number of	Average	Repurchase
	Shares	Price Paid	Program
Period	Purchased	Per Share	(in thousands)
2009
January	753	$15.32
February	184,247	11.51
March	1,694	10.23

Total	186,694	$11.51

April	196	$13.51
May	113,750	13.21
June	311	15.05

Total	114,257	$13.21

July	1,265	$15.84
August	2,322	16.38
September	944	17.40

Total	4,531	$16.44	$78,647

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
31.1	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32	Certification under 18 U.S.C. 1350.

Items 3, 4 and 5 of Part II are not applicable and have been omitted.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.
Date October 30, 2009	/s/ Christopher J. Lafond
Christopher J. Lafond
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)