Form 10-K
period 2009-12-31
GARTNER INC
filed 2010-02-19
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $935,105,805 based on the closing sale price as reported on the New York Stock Exchange.

The number of shares outstanding of the registrant’s common stock was 95,924,910 as of January 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held June 3, 2010 (Proxy Statement)	Part III

GARTNER, INC.
2009 ANNUAL REPORT ON FORM 10-K

i

PART I

ITEM 1.	BUSINESS.
GENERAL
Gartner, Inc. (NYSE: IT) is the world’s leading information technology research and advisory company. Since its founding in 1979, Gartner has established a leading brand in the IT research marketplace. The cornerstones of our strategy are to focus on producing extraordinary research content, deliver innovative and highly differentiated product offerings, enhance our sales capability, provide world class client service, and improve operational effectiveness.

We deliver the technology-related insight necessary for our clients to make the right decisions, every day. From CIOs and senior IT leaders in corporations and government agencies, to business leaders in high-tech and telecom enterprises and professional services firms, to technology investors, to supply chain leaders, and to the front-line professionals in the technology organization, we are the indispensable partner to 60,000 clients in 10,000 distinct organizations in over 80 countries. We work with every client to research, analyze and interpret the business of IT within the context of their individual role.

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

Gartner is headquartered in Stamford, Connecticut, U.S.A. We have 4,305 associates, including almost 1,200 research analysts and consultants. For more information regarding Gartner and our products and services, visit www.gartner.com.

References to “the Company,” “we,” “our,” and “us” are to Gartner, Inc. and its subsidiaries.

MARKET OVERVIEW
Today, information technology is critical to the operational and financial success of all business enterprises and other organizations, as well as government and government agencies. Once a support function, IT is now viewed as a strategic component of growth and operating performance. Accordingly, it has become imperative for executives and IT professionals to invest in IT and manage their IT spending and purchasing decisions efficiently and effectively.

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

Given the critical nature of technology decision making and spending, business enterprises, organizations, and governments and their agencies are increasingly turning to outside experts for guidance in IT procurement, implementation and operations in order to maximize the value of their IT investments. Accordingly, it is critical that CIOs and other executives and personnel within an IT organization obtain value-added, independent and objective research and analysis of the IT market to assist them in these IT-related decisions.

OUR SOLUTION
We provide high-quality, independent and objective research and analysis of the IT industry. Through our entire product portfolio, our global research team provides thought leadership and insight about technology acquisition and deployment to CIOs, executives and other technology leaders and professionals.

We employ a diversified business model that utilizes and leverages the breadth and depth of our intellectual capital. The foundation of our business model is our ability to create and distribute our proprietary research content as broadly as possible via published reports and briefings, consulting and advisory services, and hosting symposia, conferences and exhibitions.

With a base of 720 research analysts, we create timely and relevant technology-related research. In addition, we have 450 experienced consultants who combine our objective, independent research with a practical, business perspective focused on the IT industry. Our events are among the world’s largest of their kind, gathering highly qualified audiences of CIOs, senior business executives, IT professionals and purchasers and providers of IT products and services.

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

Our research analysts provide in-depth analysis on all aspects of technology, including hardware; software and systems; services; IT management; market data and forecasts; and vertical industry issues. Clients typically sign contracts that provide access to our research content for individual users over a defined period of time. The research contracts are renewed on an ongoing basis; despite difficult economic conditions, in 2009 we experienced strong research client retention, with 78% of user organizations renewing their contracts, as well as 87% wallet retention, a measure of the dollar amount of contract value we have retained with clients over the prior year.

Our strategy is to align our service and product offerings around individual roles within targeted key client groups. For example, Gartner Executive Programs (EXP) comprises exclusive membership programs designed to help CIOs, senior IT executives and other business executives become more effective in their enterprises. An EXP membership leverages the knowledge and expertise of Gartner in ways that are specific to the CIO’s needs and offers role-based offerings and member-only communities for peer-based collaboration. Our 3,700 EXP members also receive advice and counsel from an executive partner who understands their goals and can ensure the most effective level of support from Gartner.

Other programs focus on the needs of the IT end-user market and IT vendors with a variety of product offerings. Gartner for IT Leaders currently provides eight role-based research offerings to assist end-user IT leaders with effective decision making. These products align a client’s specific job-related challenges with appropriate Gartner analysts and insight, and connect IT leaders to IT peers who share common business and technology issues. Gartner for Enterprise IT Leaders provides a personalized service consisting of Gartner research, peer-interaction and networking to help senior leaders save time and money, mitigate risk and exploit new opportunities. Gartner for Business Leaders provides a series of role-based offerings to help sales, marketing, product management and professional services leaders successfully manage their organizations and better interact with Gartner analysts.

Our Industry Advisory Services address technology issues and topics with a focus on their impacts on specific vertical industries.

Our Best Practices Councils provide peer networks to senior IT leaders in large organizations, currently in six practice areas, including IT architecture and strategic planning, information security, emerging technology management, infrastructure management, enterprise applications for SAP and IT sourcing management.

Gartner for Technology Investors provides premium research focused on the strategies and behaviors of technology end users and providers to support the activities of institutional investors who invest in technology companies.

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

We deliver our consulting solutions by capitalizing on Gartner assets that are invaluable to IT decision making, including: (1) our extensive research, which ensures that our consulting analyses and advice are based on a deep understanding of the IT environment and the business of IT; (2) our market independence, which keeps our consultants focused on our client’s success; and (3) our market-leading benchmarking capabilities, which provide relevant comparisons and best practices to assess and improve performance.

Gartner Consulting provides solutions aimed at IT roles and IT initiatives in various industries. We provide consulting engagements to CIO’s and IT executives, and to those professionals responsible for IT applications, enterprise architecture, go-to-market strategies, infrastructure and operations, programs and portfolio management and sourcing and vendor relationships, that are relevant to the role played by the client within the organization. We also provide targeted consulting services to professionals in the banking and investment services, education, energy and utilities, government, healthcare providers and high tech and telecom providers that utilize our in-depth knowledge of the demands of each industry. Finally, we provide actionable solutions for IT Cost Optimization, Technology Modernization and IT Sourcing Optimization initiatives.

•	EVENTS. Gartner symposia and conferences are gatherings of technology’s most senior IT professionals, business strategists and practitioners. Symposia and conferences give clients live access to insights developed from our latest proprietary research in a concentrated way. Informative sessions led by Gartner analysts are augmented with technology showcases, peer exchange, analyst one-on-one meetings, workshops and keynotes by technology’s top leaders. Symposia and conferences, which are not limited to Gartner research clients, also provide participants with an opportunity to interact with business executives from the world’s leading technology companies. In 2009, we held 54 Gartner events throughout the United States, Europe, Latin America and the Asia/Pacific region that attracted 30,610 attendees.

Gartner conferences attract high-level IT and business professionals who seek in-depth knowledge about technology products and services. Gartner Symposia are large, strategic conferences held in various locations throughout the world for senior IT and business professionals. Symposia are combined with ITxpo, an exhibition where the latest technology products and solutions are demonstrated. Gartner Summits focus on specific topics, technologies and industries, providing IT Professionals with the insight, solutions and networking opportunities to succeed in their job role. At the present time we offer Summits in Applications, Business Intelligence and Information Management, Business Process Improvement, Enterprise Architecture, IT Infrastructure and Operations, Portfolio and Production Management, Security and Risk Management, and Sourcing and Vendor Relationships, among others. Finally, we offer targeted events for CIOs and IT executives.

BUSINESS DEVELOPMENTS
In December 2009, we acquired AMR Research, Inc. (“AMR Research”), which provides information technology research, consulting and events for organizations with supply chain management issues, thereby expanding the breadth and depth of our IT research coverage. Additionally, in the same month, we acquired Burton Group, Inc. (“Burton Group”), which provides a complementary portfolio of research, consulting and events specifically designed to meet the unique needs of front-line technology professionals within IT teams. The acquisition of Burton Group will enable us to meet the demand of our clients and offer a complete solution to every level and functional expert within the IT organization. We believe these companies will greatly enhance Gartner’s product and services offerings.

See Note 2 — Acquisitions in the Notes to the Consolidated Financial Statements for additional information regarding these acquisitions.

COMPETITION
We believe that the principal factors that differentiate us from our competitors are:

•	Superior IT Research Content — We believe that we create the broadest, highest-quality and most relevant research coverage of the IT industry. Our research analysis generates unbiased insight that we believe is timely, thought-provoking and comprehensive, and that is known for its high quality, independence and objectivity.

•	Our Leading Brand Name — For over 30 years we have been providing critical, trusted insight under the Gartner name.

•	Our Global Footprint and Established Customer Base — We have a global presence with clients in over 80 countries on six continents. Approximately 45% and 47% of our revenues for 2009 and 2008, respectively, were derived from sales outside of the U.S.

•	Substantial Operating Leverage in Our Business Model — We have the ability to distribute our intellectual property and expertise across multiple platforms, including research publications, consulting engagements, conferences and executive programs, to derive incremental revenues and profitability.

•	Experienced Management Team — Our management team is composed of IT research veterans and experienced industry executives.

•	Vast Network of Analysts and Consultants — We have almost 1,200 analysts and consultants located around the world. Our analysts alone speak 47 languages and are located in numerous countries, enabling us to cover all aspects of IT on a global basis.

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

EMPLOYEES

As of December 31, 2009, we had 4,305 employees, of which 691 were located at our headquarters in Stamford, Connecticut; 1,945 were located elsewhere in the United States; and 1,669 were located outside of the United States. These amounts include the addition of 290 new employees as a result of the AMR Research and Burton Group acquisitions.

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

Risks related to our business

Our operating results could be negatively impacted by general economic conditions. Our business is impacted by general economic conditions, both domestic and abroad. The global credit crisis and economic downturn that began in 2008 and continued throughout 2009 could negatively and materially affect demand for our products and services. This downturn could materially and adversely affect our business, including the ability to maintain client retention, wallet retention and consulting utilization rates, achieve contract value and consulting backlog growth, and attract attendees and exhibitors to our events. Such developments could negatively impact our financial condition, results of operations, and cash flows.

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

We depend on renewals of subscription-based services and sales of new subscription-based services for a significant portion of our revenue, and our failure to renew at historical rates or generate new sales of such services could lead to a decrease in our revenues. A large portion of our success depends on our ability to generate renewals of our subscription-based research products and services and new sales of such products and services, both to new clients and existing clients. These products and services constituted 66% and 60% of our revenues for 2009 and 2008, respectively. Generating new sales of our subscription-based products and services, both to new and existing clients, is often a time consuming process. If we are unable to generate new sales, due to competition or other factors, our revenues will be adversely affected.

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

Additionally, as we implement our strategy to realign our business to client needs, we may shift the type and pricing of our products which may impact client renewal rates. While research client retention rate was 78% at December 31, 2009 and 82% at December 31, 2008, there can be no guarantee that we will continue to maintain this rate of client renewals.

We depend on non-recurring consulting engagements and our failure to secure new engagements could lead to a decrease in our revenues. Consulting segment revenues constituted 25% of our total revenues for 2009 and 27% for 2008. These consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including the following:

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

The profitability and success of our conferences, symposia and events could be adversely affected by external factors beyond our control. The global credit crisis and economic downturn that began in 2008 and continued throughout 2009 severely impacted travel budgets of all organizations, which may continue to negatively impact our business. The market for desirable dates and locations for conferences, symposia and events is highly competitive. If we cannot secure desirable dates and locations for our conferences, symposia and events their profitability could suffer, and our financial condition and results of operations may be adversely affected. In addition, because our events are scheduled in advance and held at specific locations, the success of these events can be affected by circumstances outside of our control, such as labor strikes, transportation shutdowns and travel restrictions, economic slowdowns, terrorist attacks, weather, natural disasters and other world events impacting the global economy, the occurrence of any of which could negatively impact the success of the event.

Our sales to governments are subject to appropriations and may be terminated. We derive revenues from contracts with the U.S. government, state and local governments, and their respective agencies, as well as foreign governments and their agencies. At December 31, 2009 and 2008, approximately $182.0 million and $192.0 million, respectively, of our Research contract value and Consulting backlog was attributable to governments. We believe substantially all of the amount attributable to governments at December 31, 2009 will be filled in 2010. Our U.S. government contracts are subject to the approval of appropriations by the U.S. Congress to fund the agencies contracting for our services, and our contracts at the state and local levels are subject to various government authorizations and funding mechanisms. In general, most if not all of these contracts may be terminated at any time without cause (“termination for convenience”). Should appropriations for the governments and agencies that contract with us be curtailed, or should government contracts be terminated for convenience, we may experience a significant loss of revenue.

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

Our international operations expose us to changes in foreign currency exchange rates. Approximately 45% and 47% of our revenues for 2009 and 2008, respectively, were derived from sales outside of the U.S. Revenues earned outside the U.S. are typically transacted in local currencies, which may fluctuate significantly against the dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our revenues and results of operations could be adversely affected by unfavorable foreign currency fluctuations.

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

Our outstanding debt obligations could impact our financial condition or future operating results. At December 31, 2009, we had $329.0 million outstanding under our Credit Agreement, which provides for two amortizing term loans with quarterly payments and a $300.0 million revolving credit facility. The revolving credit facility may be increased up to an additional $100.0 million at our lenders’ discretion (the “expansion feature”), for a total revolving credit facility of $400.0 million. However, the $100.0 million expansion feature may or may not be available to us depending upon prevailing credit market conditions.

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

We may require additional cash resources which may not be available on favorable terms or at all. We believe that our existing cash balances, projected cash flow from operations, and the remaining borrowing capacity we have under our revolving credit facility will be sufficient for our expected short-term and foreseeable long-term operating needs.

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

Future sales of our Common Stock in the public market could lower our stock price. Sales of a substantial number of shares of Common Stock in the public market by our current stockholders, or the threat that substantial sales may occur, could cause the market price of our Common Stock to decrease significantly or make it difficult for us to raise additional capital by selling stock. Furthermore, we have various equity incentive plans that provide for awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. As of December 31, 2009, the aggregate number of shares of our Common Stock issuable pursuant to outstanding grants and awards under these plans was approximately 11.5 million shares (approximately 5.8 million of which have vested). In addition, approximately 7.4 million shares may be issued in connection with future awards under our equity incentive plans. Shares of Common Stock issued under these plans are freely transferable without further registration under the Securities Act of 1933, as amended (the “Securities Act”), except for any shares held by affiliates (as that term is defined in Rule 144 under the Securities Act). We cannot predict the size of future issuances of our Common Stock or the effect, if any, that future issuances and sales of shares of our Common Stock will have on the market price of our Common Stock.

Interests of certain of our significant stockholders may conflict with yours. As of December 31, 2009, ValueAct Capital and affiliates (“ValueAct”) owned approximately 21.7% of our Common Stock. To our knowledge, as of the date of this report, four other institutional investors each presently hold over 5% of our Common Stock. Additionally, a representative of ValueAct presently holds one seat on our Board of Directors.

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
Our corporate headquarters is located in approximately 213,000 square feet of leased office space in three buildings located in Stamford, Connecticut. Our Stamford facility accommodates research and analysis, marketing, sales, client support, production, corporate services, executive offices, and administration. The lease for the Stamford facility expires in October 2010. We have completed negotiations of an amendment and 15 year extension of this lease with the landlord, and expect to execute the amended lease agreement in the first quarter of 2010.

We also have a significant presence in Ft. Myers, Florida and Egham, the United Kingdom. Our Ft. Myers location consists of approximately 62,400 square feet of leased office space located in one building for which the lease expires in January 2013. Our Egham location has approximately 72,000 square feet of leased office space in two buildings for which the leases expire in 2020 and 2025, respectively. We lease an additional 16 domestic and 40 international locations that support our research and analysis, domestic and international sales efforts, and other functions. The Company does not currently own any properties.

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

Our 2010 Annual Meeting of Stockholders will be held on June 3, 2010 at the Company’s offices in Stamford, Connecticut.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
As of January 29, 2010, there were 2,585 holders of record of our Common Stock, which is listed on the New York Stock Exchange under the symbol IT. The following table sets forth the high and low sale prices for our common stock as reported on the New York Stock Exchange for the periods indicated:

	2009		2008

	High	Low	High	Low

Quarter ended March 31	$18.55	$8.33	$21.29	$13.75
Quarter ended June 30	16.54	10.55	24.80	19.50
Quarter ended September 30	18.50	14.14	28.39	19.20
Quarter ended December 31	20.27	16.85	22.80	13.07

DIVIDEND POLICY
We currently do not pay cash dividends on our Common Stock. Our Credit Agreement, dated as of January 31, 2007, as amended, contains a negative covenant which may limit our ability to pay dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The equity compensation plan information set forth in Part III, Item 12 of this Form 10-K is hereby incorporated by reference into this Part II, Item 5.

SHARE REPURCHASES
The Company has a $250.0 million authorized stock repurchase program that was authorized by the Board of Directors in February 2008. At the present time, as indicated in the table below, approximately $78.6 million remains available for share repurchases under this program.

Repurchases are primarily made from time-to-time through open market purchases and are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and cash needs, and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of shared-based compensation awards. Repurchases may be funded from cash flow from operations and borrowings under the Company’s Credit Agreement. All repurchased shares are added to treasury stock. The open market purchases were made by brokers pursuant to purchase programs that complied with Rules 10b5-1 and 10b-18 under the Exchange Act.

The following table provides detail related to repurchases of our Common Stock in the three months ended December 31, 2009:

Maximum
			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that
			as Part of	May Yet
	Total		Publicly	Be Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
	Purchased	Per Share	Programs	Programs
Period	(#)	($)	(#)	($000’s)

October	321	$19.67	321
November	—	—	—
December	229	18.43	229

Total (1)	550	$19.15	550	$78,636

(1)	For the year ended December 31, 2009, the Company repurchased 306,032 shares at an average price of $12.24 per share for a total cost of approximately $3.7 million. All of these shares were acquired in connection with the settlement of share-based compensation awards.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
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

(In thousands, except per share data)	2009	2008	2007	2006	2005

STATEMENT OF OPERATIONS DATA:
Revenues:
Research	$752,505	$781,581	$683,380	$585,656	$536,591
Consulting	286,847	347,404	325,030	305,231	301,074
Events	100,448	150,080	160,065	146,412	126,475

Total revenues	1,139,800	1,279,065	1,168,475	1,037,299	964,140
Operating income	134,477	164,368	129,458	98,039	20,474
Income (loss) from continuing operations	82,964	97,148	70,666	54,258	(6,200)
Income from discontinued operations	—	6,723	2,887	3,934	3,763

Net income (loss)	$82,964	$103,871	$73,553	$58,192	$(2,437)

PER SHARE DATA:
Basic:
Income (loss) from continuing operations	$.88	$1.02	$0.68	$0.48	$(0.05)
Income from discontinued operations	—	0.07	0.03	0.03	0.03

Income (loss) per share	$.88	$1.09	$0.71	$0.51	$(0.02)

Diluted:
Income (loss) from continuing operations	$.85	$0.98	$0.65	$0.47	$(0.05)
Income from discontinued operations	—	0.07	0.03	0.03	0.03

Income (loss) per share	$.85	$1.05	$0.68	$0.50	$(0.02)

Weighted average shares outstanding
Basic	94,658	95,246	103,613	113,071	112,253
Diluted	97,549	99,028	108,328	116,203	112,253

OTHER DATA:
Cash and cash equivalents	$116,574	$140,929	$109,945	$67,801	$70,282
Total assets	1,215,279	1,093,065	1,133,210	1,039,793	1,026,617
Long-term debt	124,000	238,500	157,500	150,000	180,000
Stockholders’ equity (deficit)	112,535	(21,316)	17,498	26,318	146,588

The following items impact the comparability and presentation of our consolidated data:

•	In December 2009 we acquired AMR Research and Burton Group. The results of these businesses are included beginning on the respective dates of acquisition (see Note 2 — Acquisitions in the Notes to the Consolidated Financial Statements). For 2009 we recorded approximately $2.9 million in pre-tax acquisition and integration charges related to these acquisitions.

•	Effective January 1, 2009, the Company eliminated its previously reported “Other” revenue line. The “Other” revenue line primarily consisted of fees earned from Research reprints and other miscellaneous products. These revenues are now included with Research revenues (see Note 1 — Business and Significant Accounting Policies in the Notes to the Consolidated Financial Statements).

•	We sold our Vision Events business, which had been part of our Events segment, in early 2008 and have reported the results of operations of this business as a discontinued operation (see Note 3 — Discontinued Operations in the Notes to the Consolidated Financial Statements). The statement of operations and per share data for 2005 — 2007 have been restated to present the results of the Vision Events business as a discontinued operation.

•	We acquired META Group, Inc. on April 1, 2005, and the results of that business are included beginning on that date. For 2006 and 2005 we recorded $1.5 million and $15.0 million, respectively, in pre-tax integration charges related to this acquisition.

•	We repurchased 0.3 million, 9.7 million, 8.4 million, 14.9 million, and 0.8 million of our common shares in 2009, 2008, 2007, 2006 and 2005, respectively.

•	We recorded Other charges, which includes costs for severance, excess facilities, litigation, and other items, on a pre-tax basis, of $9.1 million in 2007 and $29.2 million in 2005.

•	We recorded pre-tax charges for loss on investments, net of $5.8 million in 2005.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of the following Management’s Discussion and Analysis (“MD&A”) is to help facilitate the understanding of significant factors influencing the operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our consolidated financial statements and related notes included in this report. Historical results and percentage relationships are not necessarily indicative of operating results for future periods. References to “the Company,” “we,” “our,” and “us” are to Gartner, Inc. and its consolidated subsidiaries.

The following items impact the presentation and discussion of results in this MD&A section:

On December 18, 2009 we acquired AMR Research, and on December 30, 2009 we acquired Burton Group. The financial results of these businesses, which were not material to our 2009 results, have been included in our results beginning on their respective dates of acquisition (see Note 2 — Acquisitions in the Notes to the Consolidated Financial Statements). The operating metrics of these acquired businesses have been excluded from our Business Measurements presentations and discussions below for comparability purposes.

Effective January 1, 2009, the Company reclassified certain amounts presented in the Consolidated Statements of Operations. The Company eliminated its previously reported “Other” revenue line. The “Other” revenue line primarily consisted of fees earned from Research reprints and other miscellaneous products, and these revenues and related expenses are now included in the Research segment. In addition, certain expenses that were formerly classified in Selling, general & administrative are now included in Cost of services and product development and are included in Research segment expense. Prior periods have been reclassified in order to be consistent with the current period presentation. (see Note 1 — Business Significant Accounting Policies and Note 16 — Segment Information in the Notes to the Consolidated Financial Statements).

In early 2008 we sold our Vision Events business, which had been part of our Events segment. As a result, the results of operations for this business for 2008 and earlier periods have been reported as a discontinued operation (see Note 3 — Discontinued Operations in the Notes to the Consolidated Financial Statements).

FORWARD-LOOKING STATEMENTS
In addition to historical information, this Annual Report on Form 10-K contains certain forward-looking statements. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expect,” “should,” “could,” “believe,” “plan,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” or other words of similar meaning.

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

BUSINESS OVERVIEW
Gartner, Inc. is the world’s leading information technology research and advisory company that helps executives use technology to build, guide and grow their enterprises. We offer independent and objective research and analysis on the information technology, computer hardware, software, communications and related technology industries. We provide comprehensive coverage of the IT industry to approximately 10,000 client organizations, including approximately 400 of the Fortune 500 companies, in over 80 countries. Our client base consists primarily of CIOs and other senior IT and executives from a wide variety of business enterprises, government agencies and the investment community.

We have three business segments: Research, Consulting and Events.

•	Research provides insight for CIOs, other IT executives and professionals, business leaders, technology companies and the investment community through research reports and briefings, access to our analysts, as well as peer networking services and membership programs.

•	Consulting consists primarily of consulting engagements that utilize our research insight, benchmarking data, problem-solving methodologies and hands on experience to improve the return on an organization’s IT investment through assessments of cost, performance, efficiency and quality.

•	Events consists of various symposia, summits and conferences focused on the IT industry as a whole, as well as IT applicable to particular industries and particular roles within an organization.

BUSINESS MEASUREMENTS
We believe the following business measurements are important performance indicators for our business segments:

BUSINESS SEGMENT	BUSINESS MEASUREMENTS

Research	Contract value represents the value attributable to all of our subscription-related research products that recognize revenue on a ratable basis. Contract value is calculated as the annualized value of all subscription research contracts in effect at a specific point in time, without regard to the duration of the contract.
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

EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION
We purchased AMR Research and Burton Group in December 2009. We believe each of these companies is recognized as best-in-class for what they do, and will expand our research market opportunity and accelerate our growth rate over time.

We had total revenues of $1,139.8 million in 2009, a decline of 11% from the prior year. Revenues decreased in all 3 of our business segments and all of our geographic regions. Excluding the impact of foreign currency translation, total revenues were down about 8% in 2009. We attribute the decline in revenue to the global economic downturn that began in 2008.

We had income from continuing operations of $83.0 million in 2009, or $0.85 per diluted share, compared to income from continuing operations of $97.1 million, or $0.98 per diluted share, for 2008. The decline primarily reflects lower profitability in our Consulting and Events segments.

Research revenues were down 4% year-over-year, to $752.5 million in 2009 from $781.6 million in the prior year. Excluding the impact of foreign currency, Research revenues were down 1% year-over-year. Despite the year-over-year decline in Research revenues, gross contribution margin increased by 2 points, primarily due to the tight cost controls we have implemented and to a lesser extent, our ability to implement price increases for our products.

As of December 31, 2009, research contract value was $784.4 million, client retention was 78%, and wallet retention was 87%. Research contract value at December 31, 2009 was down 6% compared to the prior year end, but adjusted for the impact of foreign currency, was down 1% year-over-year. While down year-over-year, the $784.4 million of contract value at December 31, 2009 increased 6% from September 30, 2009, reflecting a broad-based increase with all industries, geographies, and client sizes showing improvement during the quarter.

Consulting revenues declined 17% year-over-year, to $286.8 million in 2009 from $347.4 million in 2008, primarily due to a decline in core consulting. Excluding the unfavorable impact of foreign currency translation, revenues declined 15%. The Consulting segment contribution margin declined 2 points, primarily due to lower revenue in our contract optimization business and fewer SAS days filled, which have a higher contribution margin than core consulting. Utilization in core consulting was 68% for 2009. Backlog was $90.9 million at December 31, 2009, a decline of 6% from December 31, 2008.

Events revenues decreased 33% in 2009 compared to the prior year due to discontinued events and a decline in revenue from our on-going events. We discontinued a number of events in 2009 in response to the economic downturn, travel restrictions, and other factors. We held 54 events in 2009 compared to 70 in 2008, with a 12% decline in attendees at our 51 on-going events. The segment contribution margin declined by 2 points year-over-year, to 41%.

For a more detailed discussion of our segment results, see Segment Results below.

During 2009 we continued our focus on enhancing shareholder value by reducing our outstanding debt. We repaid $95.3 million of our term loans during 2009, which represented approximately 32% of the amount outstanding. We also used $104.5 million in cash to acquire AMR Research and Burton Group.

We had $161.9 million of operating cash flow for the year ended December 31, 2009. Our cash and cash equivalents totaled $116.6 million as of December 31, 2009 and we had approximately $170.0 million of available borrowing capacity under our revolving credit facility. We believe that our cash position and borrowing capacity is more than adequate to meet our existing cash and liquidity requirements.

FLUCTUATIONS IN QUARTERLY RESULTS
Our quarterly and annual revenue, operating income, and cash flow fluctuate as a result of many factors, including: the timing of our SymposiumITxpo series, that normally are held during the fourth calendar quarter, and other events; the amount of new business generated; the mix of domestic and international business; changes in market demand for our products and services; changes in foreign currency rates; the timing of the development, introduction and marketing of new products and services; competition in the industry; and other factors. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements requires the application of appropriate accounting policies and the use of estimates. Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements. Management considers the policies discussed below to be critical to an understanding of our financial statements because their application requires complex and subjective management judgments and estimates. Specific risks for these critical accounting policies are also described below.

The preparation of our financial statements also requires us to make estimates and assumptions about future events. We develop our estimates using both current and historical experience, as well as other factors, including the general economic environment and actions we may take in the future. We adjust such estimates when facts and circumstances dictate. However, our estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on our best judgment at a point in time and as such these estimates may ultimately differ from actual results. On-going changes in our estimates could be material and would be reflected in the Company’s financial statements in future periods.

Our critical accounting policies are as follows:

Revenue recognition – We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), and SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Once all required criteria for revenue recognition have been met, revenue by significant source is accounted for as follows:

•	Research revenues are derived from subscription contracts for research products and are deferred and recognized ratably over the applicable contract term. Fees from research reprints are recognized when the reprint is shipped.

•	Consulting revenues are principally generated from fixed fee and time and material engagements. Revenues from fixed fee contracts are recognized on a percentage of completion basis. Revenues from time and materials engagements are recognized as work is delivered and/or services are provided. Revenues related to contract optimization contracts are contingent in nature and are only recognized upon satisfaction of all conditions related to their payment.

•	Events revenues are deferred and recognized upon the completion of the related symposium, conference or exhibition.

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

For those government contracts that permit cancellation, we bill the client the full amount billable under the contract but only record a receivable equal to the earned portion of the contract. In addition, we only record deferred revenue on these government contracts when cash is received. Deferred revenues attributable to government contracts were $65.3 million and $61.6 million at December 31, 2009 and December 31, 2008, respectively. In addition, at December 31, 2009 and December 31, 2008, we had not recognized uncollected receivables or deferred revenues relating to government contracts that permit termination of $8.3 million and $12.1 million, respectively.

Uncollectible fees receivable – The allowance for losses is composed of a bad debt allowance and a sales reserve. Provisions are charged against earnings, either as a reduction in revenues or an increase to expense. The measurement of likely and probable losses and the allowance for losses is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires material estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of fees receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients’ liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due, and the effectiveness of our collection efforts.

The following table provides our total fees receivable and the related allowance for losses (in thousands):

	December 31,
	2009	2008

Total fees receivable	$325,698	$326,311
Allowance for losses	(8,100)	(7,800)

Fees receivable, net	$317,598	$318,511

Impairment of goodwill and other intangible assets – The evaluation of goodwill is performed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 350, which requires goodwill to be assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, an impairment evaluation of our amortizable intangible assets is performed on a periodic basis.

Our annual goodwill assessment requires us to estimate the fair values of our reporting units based on estimates of future business operations and market and economic conditions in developing long-term forecasts. If we determine that the fair value of any reporting unit is less than its carrying amount, we must recognize an impairment charge for a portion of the associated goodwill of that reporting unit against earnings in our financial statements.

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

We completed the annual goodwill impairment testing in the quarter ended September 30, 2009 and concluded that the fair values of each of the Company’s reporting units substantially exceeded their respective carrying values.

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

Accounting for stock-based compensation – The Company accounts for stock-based compensation in accordance with FASB ASC Topics 505 and 718, as interpreted by SEC Staff Accounting Bulletins No. 107 (“SAB No. 107”) and No. 110 (“SAB No. 110”). The Company recognizes stock-based compensation expense, which is based on the fair value of the award on the date of grant, over the related service period, net of estimated forfeitures (see Note 10 — Stock-Based Compensation in the Notes to the Consolidated Financial Statements).

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

Restructuring and other accruals – We may record accruals for severance costs, costs associated with excess facilities that we have leased, contract terminations, asset impairments, and other costs as a result of on-going actions we undertake to streamline our organization, reposition certain businesses and reduce ongoing costs. Estimates of costs to be incurred to complete these actions, such as future lease payments, sublease income, the fair value of assets, and severance and related benefits, are based on assumptions at the time the actions are initiated. These accruals may need to be adjusted to the extent actual costs differ from such estimates. In addition, these actions may be revised due to changes in business conditions that we did not foresee at the time such plans were approved.

We also record accruals during the year for our various employee cash incentive programs. Amounts accrued at the end of each reporting period are based on our estimates and may require adjustment as the ultimate amount paid for these incentives are sometimes not known with certainty until after year end.

RESULTS OF OPERATIONS
The following table summarizes the changes in selected line items in our Consolidated Statements of Operation for the periods indicated (dollars in thousands):

	2009 vs. 2008				2008 vs. 2007
	Twelve Months	Twelve Months			Twelve Months	Twelve Months
	Ended	Ended	Dollar	Percentage	Ended	Ended	Dollar	Percentage
	December 31,	December 31,	Increase	Increase	December 31,	December 31,	Increase	Increase
	2009 (a)	2008	(Decrease)	(Decrease)	2008	2007	(Decrease)	(Decrease)

Total revenues	$1,139,800	$1,279,065	$(139,265)	(11)%	$1,279,065	$1,168,475	$110,590	9%
Costs and expenses:
Cost of services and product development	498,363	572,208	73,845	13%	572,208	546,569	(25,639)	(5)%
Selling, general and administrative	477,003	514,994	37,991	7%	514,994	456,975	(58,019)	(13)%
Depreciation	25,387	25,880	493	2%	25,880	24,298	(1,582)	(7)%
Amortization of intangibles	1,636	1,615	(21)	(1)%	1,615	2,091	476	(23)%
Acquisition and integration charges	2,934	—	(2,934)	(100)%	—	—	—	—
Other charges	—	—	—	—	—	9,084	9,084	100%

Operating income	134,477	164,368	(29,891)	(18)%	164,368	129,458	34,910	27%
Interest expense, net	(16,032)	(19,269)	3,237	17%	(19,269)	(22,154)	2,885	13%
Other (expense) income, net	(2,919)	(358)	(2,561)	>(100)%	(358)	3,193	(3,551)	>(100)%
Provision for income taxes	32,562	47,593	15,031	32%	47,593	39,831	(7,762)	(19)%

Income from continuing operations	82,964	97,148	(14,184)	(15)%	97,148	70,666	26,482	37%
Income from discontinued operations, net of taxes	—	6,723	(6,723)	(100)%	6,723	2,887	3,836	>100%

Net income	$82,964	$103,871	$(20,907)	(20)%	$103,871	$73,553	$30,318	41%

(a)	In December 2009 we acquired AMR Research and Burton Group. The operating results of these businesses are included in our consolidated results beginning on the respective dates of acquisition. The results of these businesses were not material to our 2009 results.

2009 VERSUS 2008
TOTAL REVENUES for the twelve months ended December 31, 2009 decreased $139.3 million, or 11%, compared to the twelve months ended December 31, 2008. Revenues declined across all of our geographic regions and in all three of our business segments. The impact of foreign currency had a negative impact on our revenues in 2009, and excluding this impact, total revenues in 2009 were down 8% compared to 2008. Our revenues and operating results were negatively impacted by global economic conditions in 2009.

An overview of our results by geographic region follows:

•	Revenues from sales to United States and Canadian clients decreased 8%, to $663.8 million in 2009 from $723.2 million in 2008.

•	Revenues from sales to clients in Europe, the Middle East and Africa (“EMEA”) decreased to $360.8 million in 2009 from $430.4 million in 2008, a 16% decrease.

•	Revenues from sales to clients in our Other International region decreased 8%, to $115.2 million in 2009 from $125.4 million in 2008.

An overview of our results by segment follows:

•	Research revenues decreased 4% in 2009 to $752.5 million compared to $781.6 million in 2008, and comprised approximately 66% and 61% of our total revenues in 2009 and 2008, respectively.

•	Consulting revenues decreased 17% in 2009 to $286.8 million, compared to $347.4 million in 2008, and comprised approximately 25% and 27% of our total revenues in 2009 and 2008, respectively.

•	Events revenues were $100.4 million in 2009, a decrease of 33% from $150.1 million in 2008, and comprised approximately 9% and 12% of our total revenues in 2009 and 2008, respectively.

Please refer to the section of this MD&A below entitled “Segment Results” for a further discussion of revenues and results by segment.

COST OF SERVICES AND PRODUCT DEVELOPMENT decreased $73.8 million year-over-year, or 13%. The favorable impact of foreign currency translation reduced expense by about $19.0 million. We had lower conference expenses of $18.5 million primarily due to discontinued events. We also had reduced travel and internal meeting charges of $16.7 million and lower personnel costs of about $12.5 million, primarily due to our tight cost controls. The remaining $7.1 million net decrease was spread across a number of other expense categories. Cost of services and product development as a percentage of sales declined by 1 point, to 44% in 2009 from 45% in 2008, primarily due to tight expense controls across our businesses.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) expense decreased by about $38.0 million in 2009, or 7%, compared to 2008, despite increasing our sales force. The impact of foreign currency translation reduced expense by about $18.0 million. We also had lower travel, internal meeting, and recruiting costs of about $19.0 million, again due to our tight cost controls. The remaining net reduction was spread across a number of other expense categories. Excluding the 60 sales associates that joined us from AMR Research and Burton Group, we had 942 quota-bearing sales associates at December 31, 2009, a 2% increase from the prior year end. This additional investment in sales associates resulted in $9.0 million of higher payroll and benefits costs, which was offset by lower G&A charges.

DEPRECIATION expense decreased 2% year-over-year which reflects reduced capital spending during 2009. Capital spending decreased to $15.1 million in 2009 from $24.3 million in 2008, a 38% decline, which reflects the Company’s reduced 2009 capital expenditures.

AMORTIZATION OF INTANGIBLES was $1.6 million for both 2009 and 2008.

ACQUISITION AND INTEGRATION CHARGES was $2.9 million in 2009 and zero in 2008. Included is these charges are legal fees and consultant fees in connection with the acquisitions and integration of AMR Research and Burton Group, as well as severance costs related to redundant headcount.

OPERATING INCOME decreased 18% year-over-year, to $134.5 million in 2009 from $164.4 million in 2008. Operating income as a percentage of revenues declined 1 point year-over-year, primarily due to lower profitability in our Consulting and Events segments and the $2.9 million acquisition and integration charge related to AMR Research and Burton Group.

Please refer to the section of this MD&A entitled “Segment Results” below for a further discussion of revenues and results by segment.

INTEREST EXPENSE, NET was $16.0 million in 2009 and $19.3 million in 2008, a 17% decline. The 2009 period includes $1.1 million of expense related to the discontinuance of hedge accounting on an interest rate swap contract (See Note 7 — Debt in the Notes to the Consolidated Financial Statements). Excluding the $1.1 million charge, Interest expense, net would have declined approximately 22% year-over-year. The year-over-year decline is primarily attributable to a reduction in the weighted-average amount of debt outstanding.

OTHER (EXPENSE) INCOME, NET of $(2.9) million in 2009 consisted of net foreign currency exchange losses. The $(0.4) million Other expense in 2008 primarily consisted of a $1.2 million gain related to the settlement of a litigation matter offset by net foreign currency exchange losses.

PROVISION FOR INCOME TAXES on continuing operations was $32.6 million in 2009 as compared to $47.6 million in 2008. The effective tax rate was 28.2% in 2009 and 32.9% in 2008. The lower effective tax rate in 2009 as compared to 2008 is attributable to several items. The most significant of these items include the following: (a) the release of reserves for uncertain tax positions relating to the expiration of statutes of limitation was larger in 2009 than in 2008 while pretax income was lower, and (b) differences relating to the taxability of life insurance contracts year-over-year.

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES, includes the results of the Company’s Vision Events business, which we sold in early 2008. The $6.7 million of income for 2008 includes a net gain on sale of approximately $7.1 million and a $(0.4) million operating loss.

NET INCOME was $83.0 million in 2009 and $103.9 million in 2008, a decline of $20.9 million or 20%. The decline was primarily driven by the reduced contributions by our three business segments in the 2009 period and to a lesser extent, the $2.9 million acquisition and integration charge we recorded related to AMR Research and Burton Group. These decreases were partially offset by lower SG&A charges, a lower effective income tax rate, and reduced interest expense. Also contributing to the year-over-year decline in net income was the $6.7 million net gain from the sale of the Company’s former Vision Events business recorded in the 2008 period.

Basic earnings per share from continuing operations decreased 14% year-over-year. Diluted earnings per share from continuing operations decreased 13% year-over-year.

2008 VERSUS 2007
TOTAL REVENUES for the twelve months ended December 31, 2008 increased $110.6 million, or 9%, compared to the twelve months ended December 31, 2007. Revenues increased across all of our geographic regions and in our Research and Consulting segments. Excluding the favorable effect of foreign currency translation, total revenues for 2008 would have increased 8% over 2007.

An overview of our results by geographic region follows:

•	Revenues from sales to United States and Canadian clients increased 9%, to $723.2 million in 2008 from $661.2 million in 2007.

•	Revenues from sales to clients in EMEA increased to $430.4 million in 2008 from $403.9 million in 2007, a 7% increase.

•	Revenues from sales to clients in our Other International region increased 21%, to $125.4 million in 2008 from $103.3 million in 2007.

An overview of our results by segment follows:

•	Research revenues increased 14% in 2008 to $781.6 million, compared to $683.4 million in 2007, and comprised approximately 61% and 58% of our total revenues in 2008 and 2007, respectively.

•	Consulting revenues increased 7% in 2008 to $347.4 million, compared to $325.0 million in 2007, and comprised approximately 27% and 28% of our total revenues in 2008 and 2007, respectively.

•	Events revenues were $150.1 million in 2008, a decrease of 6% from $160.1 million in 2007, and comprised approximately 12% and 14% of our total revenues in 2008 and 2007, respectively.

Please refer to the section of this MD&A below entitled “Segment Results” for a further discussion of revenues and results by segment.

COST OF SERVICES AND PRODUCT DEVELOPMENT increased $25.6 million year-over-year, or 5%. Excluding the unfavorable impact of foreign exchange, Cost of service and product development would have increased by about 4%.

The year-over-year increase was due to several factors. We had $17.0 million of higher salary, commissions, and other benefit costs, $5.7 million in additional severance and benefits charges related to our fourth quarter reduction in force, and $4.0 million in additional Events fulfillment costs. The impact of foreign currency translation added about $2.1 million of expense. Partially offsetting these higher charges was a decrease of approximately $3.2 million in lower headcount costs, primarily due to our exit from consulting operations in Asia-Pacific in mid-2007.

As a percentage of sales, Cost of services and product development was 45% and 47% in 2008 and 2007 respectively, a decrease of 2 points, which is due to a number of factors. These factors include higher revenues coupled with the inherent operating leverage in our Research business, improved productivity in core Consulting, substantially increased revenues in our higher margin contract optimization business in our Consulting segment, and a continued focus on expense management.

SG&A expense increased by $58.0 million in 2008, or 13%, compared to 2007. The increase in 2008 expense was primarily due to higher investment in our sales organization, severance and benefits charges related to our fourth quarter reduction in force, and increases in other payroll and benefits costs. Growth in our sales organization resulted in approximately $38.0 million of additional payroll and benefits, commissions, and travel expense in 2008 when compared to 2007. We had 928 quota-bearing sales associates as of December 31, 2008, a 15% increase over December 31, 2007. We had $2.8 million in severance and benefits charges related to our fourth quarter 2008 reduction in force, while higher payroll and related benefits costs for our other staff added about $13.0 million in costs. The remaining increase was spread across a number of other cost categories, which was offset to some extent by lower recruiting and stock-based compensation charges.

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

OPERATING INCOME was $164.4 million and $129.5 million in 2008 and 2007, respectively, an increase of $34.9 million, or 27%. Operating income as a percentage of revenues was 13% in 2008 and 11% in 2007, a 2 point increase, which is due to a number of factors, the most significant being the impact from higher revenues in our Research and Consulting businesses. The improved operating margin also reflects our tight focus on expense management, and charges of $9.1 million in 2007 related to the settlement of litigation and other items.

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

OTHER (EXPENSE) INCOME, NET was $(0.4) million in 2008 and $3.2 million in 2007. The $(0.4) million Other expense in 2008 primarily consisted of a $1.2 million gain related to the settlement of a litigation matter offset by net foreign currency exchange losses. The $3.2 million of Other income in 2007 primarily consisted of a $1.8 million gain from the settlement of a claim and net foreign currency exchange gains.

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

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES, which includes the results of the Company’s Vision Events business, was $6.7 million and $2.9 million for 2008 and 2007, respectively. The Company sold the Vision Events business, which had been part of the Company’s Events segment, in early 2008. The results for 2008 included a net gain on the sale of approximately $7.1 million and a loss from operations of $(0.4) million.

NET INCOME was $103.9 million and $73.6 million for 2008 and 2007, respectively, an increase of $30.3 million, or 41%.

Basic earnings per share from continuing operations increased $0.34 per share year-over-year. Diluted earnings per share from continuing operations increased $0.33 per share year-over-year.

SEGMENT RESULTS
We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain Cost of services and product development charges, and SG&A, Depreciation, Acquisition and integration charges, Amortization of intangibles, and Other charges. Gross contribution margin is defined as gross contribution as a percentage of revenues.

We acquired AMR Research on December 18, 2009 and Burton Group on December 30, 2009. The financial results of these businesses are included in the Financial Measurements beginning on their respective dates of acquisition. The results of these businesses were not material to our segment results. Business Measurements exclude data applicable to these businesses.

The following sections present the results of our three segments:

Research

	2009 vs. 2008				2008 vs. 2007
	As Of And	As Of And			As Of And	As Of And
	For The	For the			For the	For the
	Twelve Months	Twelve Months			Twelve Months	Twelve Months
	Ended	Ended		Percentage	Ended	Ended			Percentage
	December 31,	December 31,	Increase	Increase	December 31,	December 31,	Increase		Increase
	2009	2008	(Decrease)	(Decrease)	2008	2007	(Decrease)		(Decrease)

Financial Measurements: (1)
Revenues (2)	$752,505	$781,581	$(29,076)	(4)%	$781,581	$683,380	$98,201		14%
Gross contribution (2)	$489,862	$495,440	$(5,578)	(1)%	$495,440	$419,639	$75,801		18%
Gross contribution margin	65%	63%	2 points	—	63%	61%	2 points		—
Business Measurements: (3)
Contract value (2)	$784,443	$834,321	$(49,878)	(6)%	$834,321	$752,533	$81,788		11%
Client retention	78%	82%	(4) points	—	82%	82%	—		—
Wallet retention	87%	95%	(8) points	—	95%	98%	(3	) points	—
Exec. program members	3,651	3,733	(82)	(2)%	3,733	3,753	(20)		—

(1)	Includes the operating results of AMR Research and Burton Group, which we purchased in December 2009. The results of these businesses were not material to our 2009 segment results.

(2)	Dollars in thousands.

(3)	Excludes AMR Research and Burton Group.

2009 VERSUS 2008
Research revenues declined 4% year-over-year, but excluding the unfavorable effect of foreign currency translation, Research revenues were down about 1%.

In spite of lower revenues, the Research contribution margin increased 2 points year-over-year. The improved margin was primarily driven by the tight cost controls we have implemented, which resulted in lower costs concentrated in personnel, travel, and internal meetings, and our ability to implement price increases for our products.

Contract value decreased 6% when comparing December 31, 2009 to December 31, 2008, but excluding the impact of foreign currency translation, contract value was down 1% year-over-year.

While down year-over-year, contract value increased $42.0 million in the fourth quarter of 2009, or 6%, one of our highest ever quarterly increases, with growth across all industries, geographies, and client sizes. We believe the increase reflects both improved sales effectiveness as well as an improving economic environment.

2008 VERSUS 2007
Revenue in our Research business was up 14% in 2008, to $781.6 million. We had growth across our entire product portfolio in 2008. Foreign currency translation impact was not significant.

Research gross contribution increased to $495.4 million in 2008 from $419.6 million in 2007, an 18% increase, while the contribution margin increased 2 points, to 63% from 61%. The year-over-year contribution margin improved primarily due to our stronger revenue performance coupled with the operating leverage inherent in our Research business, along with tight expense management.

Contract value was $834.3 million as of December 31, 2008, up 11% from $752.5 million at December 31, 2007. Adjusted for the favorable impact of foreign currency translation, contract value was up approximately 8%.

Consulting

	2009 vs. 2008				2008 vs. 2007
	As Of And	As Of And			As Of And	As Of And
	For the	For the			For the	For the
	Twelve Months	Twelve Months			Twelve Months	Twelve Months
	Ended	Ended		Percentage	Ended	Ended		Percentage
	December 31,	December 31,	Increase	Increase	December 31,	December 31,	Increase	Increase
	2009	2008	(Decrease)	(Decrease)	2008	2007	(Decrease)	(Decrease)

Financial Measurements: (1)
Revenues (2)	$286,847	$347,404	$(60,557)	(17)%	$347,404	$325,030	$22,374	7%
Gross contribution (2)	$112,099	$141,395	$(29,296)	(21)%	$141,395	$128,215	$13,180	10%
Gross contribution margin	39%	41%	(2) points	—	41%	39%	2 points	—
Business Measurements: (3)
Backlog (2)	$90,891	$97,169	$(6,278)	(6%	$97,169	$121,400	$(24,231)	(20)%
Billable headcount	442	499	(57)	(11%	499	472	27	6%
Consultant utilization	68%	72%	(4) points	—	72%	69%	3 points	—
Average annualized revenue per billable headcount (2)	$435	$460	$(25)	(5)%	$460	$430	$30	7%

(1)	Includes the operating results of AMR Research and Burton Group, which we purchased in December 2009. The results of these businesses were not material to our 2009 segment results.

(2)	Dollars in thousands.

(3)	Excludes AMR Research and Burton Group.

2009 VERSUS 2008
Consulting revenues declined 17% when comparing 2009 with 2008, with the majority of the decline in core consulting, and to a lesser extent, in our SAS and contract optimization businesses. The decline in core consulting was driven by lower headcount, utilization, and billing rates. The decline in revenue in our contract optimization business reflects a large contract received at the end of 2008 which was not repeated in 2009. SAS revenues declined due to approximately 17% fewer fulfilled SAS days. Excluding the unfavorable impact of foreign currency, overall Consulting revenues were down about 15%.

The 2 point decline in the Consulting contribution margin reflects lower revenue in our SAS and contract optimization businesses, which have higher margins than core consulting. To a lesser extent, the decline also reflects lower utilization and billing rates in core consulting.

We ended 2009 with 442 billable consultants, a decline of 11% from the prior year end as we tightly managed resources to match demand. The decline reflects normal attrition as well as the termination of approximately 30 consultants in January 2009 to better align our delivery resources with lower backlog.

Consulting backlog declined 6% year-over-year but increased 7% sequentially in the fourth quarter of 2009 to $90.9 million, as demand for our consulting services was solid in the U.S. while demand in Europe lagged.

2008 VERSUS 2007
Consulting revenues increased year-over-year by $22.4 million, or 7%. Excluding the favorable impact of foreign currency translation, revenues for 2008 were up about 6%. The revenue increase was due to strength in both the core consulting and benchmarking businesses and exceptionally strong results in our contract optimization business. Contributing to the year-over-year revenue increase in our contract optimization business was the completion of one large contract in the fourth quarter of 2008 which resulted in approximately $11.0 million of revenue.

Consulting gross contribution increased by $13.1 million while the gross contribution margin improved by 2 points. These improvements were driven by improved utilization on higher headcount and higher billing rates, and higher revenues in our contract optimization business, which has a higher margin than our core consulting business.

Consulting backlog, which represents future revenues to be recognized from in-process consulting, measurement and SAS, was $97.2 million at December 31, 2008, compared to $121.4 million at December 31, 2007, as bookings slowed in the fourth quarter of 2008 due to the weaker economic environment.

Events

	2009 vs. 2008				2008 vs. 2007
	As Of And	As Of And			As Of And	As Of And
	For the	For the			For the	For the
	Twelve Months	Twelve Months			Twelve Months	Twelve Months
	Ended	Ended		Percentage	Ended	Ended			Percentage
	December 31,	December 31,	Increase	Increase	December 31,	December 31,	Increase		Increase
	2009	2008	(Decrease)	(Decrease)	2008	2007	(Decrease)		(Decrease)

Financial Measurements: (1)
Revenues(2)	$100,448	$150,080	$(49,632)	(33)%	$150,080	$160,065	$(9,985)		(6)%
Gross contribution(2)	$40,945	$64,954	$(24,009)	(37)%	$64,954	$81,908	$(16,954)		(21)%
Gross contribution margin	41%	43%	(2) points	—	43%	51%	(8	) points	—
Business Measurements: (3)
Number of events	54	70	(16)	(23)%	70	62	(8)		(13)%
Number of attendees	30,610	41,352	(10,742)	(26)%	41,352	44,216	(2,864)		(6)%

(1)	Includes the operating results of AMR Research and Burton Group, which we purchased in December 2009. The results of these businesses were not material to our 2009 segment results.

(2)	Dollars in thousands.

(3)	Excludes AMR Research and Burton Group.

2009 VERSUS 2008
Events revenue was down $49.6 million, or 33% in 2009 due to the impact of discontinued events and a decline in revenue from our on-going events. We held 54 events in 2009, a decline of 16 events compared to the prior year. The 54 events held in 2009 consisted of 51 on-going events and 3 new events. The number of attendees at our 51 on-going events was down 12% while the number of exhibitors was down 31%. Excluding the unfavorable impact of foreign currency, Events revenues were down 32% year-over-year.

Approximately $24.0 million of the revenue decrease was due to 19 discontinued events, including our Spring Symposium, which was a significant event in prior years. We discontinued these events in 2009 in response to the difficult operating environment, with tight travel restrictions and budget cuts at many companies due to the weak economy. We also had a $30.0 million decline in revenue from our 51 on-going events. These declines were slightly offset by approximately $4.0 million in higher revenue from new event launches and other miscellaneous events revenues. The Events contribution margin was down 2 points year-over-year primarily due to lower average attendee and exhibitor revenue at our 51 on-going events.

While the number of attendees was down significantly year-over-year, this trend began to show improvement in the fourth quarter of 2009 with attendance at our on-going events up 2%. We also began to see improvement in exhibitor participation. We believe these trends reflect a loosening of corporate travel budgets, resumed growth in marketing spend by technology companies, and our continuing efforts to increase client retention by enhancing the value and experience that our clients derive from our events.

2008 VERSUS 2007
Events revenues decreased 6% year-over-year, or $10.0 million, reflecting lower revenues from both attendees and exhibitors. Excluding the favorable impact of foreign currency translation, events revenues were down approximately 7% year-over-year. We held 70 events in 2008 compared to 62 events in 2007, with overall attendance down about 6%, to 41,352 in 2008 from 44,216 in 2007.

The 70 events held in 2008 included 59 on-going events and 11 new events. During 2008, the number of exhibitors at our on-going events declined by approximately 13%, while attendance was 38,961 as compared to 42,554 attendees in 2007, an 8% decrease. Average revenue at these on-going events declined slightly for attendees but increased slightly for exhibitors. Revenues from the 11 new events we held in 2008 was only slightly higher than the events we discontinued. The majority of the year-over-year revenue shortfall occurred in our fourth quarter, as travel restrictions, cuts in marketing budgets, and other expense controls at many companies took effect in response to the credit crisis and weakening global economy.

Events gross contribution was $65.0 million in 2008 compared to $81.9 million for 2007, while the year-over-year gross contribution margin declined by 8 points, to 43% from 51%. The decrease in the gross contribution margin was primarily due to lower revenues, higher fulfillment costs, the impact of lower margin new events, and severance charges related to our reduction in force.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations primarily through cash generated from our on-going operating activities. As of December 31, 2009, we had $116.5 million of cash and cash equivalents and $170.0 million of available borrowing capacity under our revolving credit facility (not including the $100.0 million expansion feature). Our cash and cash equivalents are held in numerous locations throughout the world, with approximately 60% held outside the United States as of December 31, 2009.

We repaid $95.3 million of our term loans in 2009, thus reducing the amount of term loans outstanding by about 32%. We paid $104.5 million in cash in December 2009 and $13.1 million in January 2010 for the acquisitions of AMR Research and Burton Group.

We believe that we have adequate liquidity and that the cash we expect to earn from our on-going operating activities, our existing cash balances, and the borrowing capacity we have under our revolving credit facility will be sufficient for our expected short-term and foreseeable long-term operating needs.

The following table summarizes the Company’s changes in cash and cash equivalents for the three years ending December 31, 2009:

	2009 vs. 2008			2008 vs. 2007
	Twelve Months	Twelve Months		Twelve Months	Twelve Months
	Ended	Ended	Dollar	Ended	Ended	Dollar
	December 31,	December 31,	Increase	December 31,	December 31,	Increase
	2009	2008	(Decrease)	2008	2007	(Decrease)

Cash provided by operating activities	$161,937	$184,350	$(22,413)	$184,350	$148,335	$36,015
Cash used by investing activities	(119,665)	(16,455)	(103,210)	(16,455)	(24,136)	7,681
Cash used in financing activities	(73,780)	(119,835)	46,055	(119,835)	(93,695)	(26,140)

Net (decrease) increase	(31,508)	48,060	(79,568)	48,060	30,504	17,556
Effects of exchange rates	7,153	(17,076)	24,229	(17,076)	11,640	(28,716)
Beginning cash and cash equivalents	140,929	109,945	30,984	109,945	67,801	42,144

Ending cash and cash equivalents	$116,574	$140,929	$(24,355)	$140,929	$109,945	$30,984

2009 VERSUS 2008
Operating
Our operating cash flow decreased by 12% in 2009, or $22.4 million. We had a decline of approximately $23.0 million in cash from our core operations, along with $14.5 million more in cash taxes paid and $8.0 million in higher severance payments due to the workforce reduction completed in early January 2009. Partially offsetting the declines were $14.8 million in lower interest payments on our debt, bonus payments, and payments on our excess facilities, and an $8.3 million improvement in working capital. The improved working capital primarily reflects improved cash collection on receivables.

Investing
We used an additional $103.2 million of cash in our investing activities in 2009 due to the $104.5 million of cash used for the acquisitions of AMR Research and Burton Group. We had $15.1 million of capital expenditures in 2009, a decline of 38% compared to the $24.3 million of capital expenditures in 2008. The decline reflects the Company’s tight focus on reducing costs. We also realized $7.8 million of cash proceeds in 2008 from the sale of our Vision Events business.

Financing
Cash used in financing activities declined by $46.1 million, primarily due to a significant decline in the use of cash for stock repurchases. Cash used for stock repurchases declined by about $197.1 million. Offsetting the decline in cash used for share repurchases was an increase in the use of cash to repay debt of about $108.7 million and a decline in cash proceeds from option exercises and excess tax benefits from equity compensation of approximately $42.3 million.

2008 VERSUS 2007
Operating
Cash provided by operating activities increased $36.1 million, or 24%, in 2008 compared to 2007. The increase in cash flow from operating activities was primarily due to substantially increased cash from our core operations and improvement in our working capital, which together added approximately $45.0 million in higher operating cash flow. Our working capital improved primarily due to improved collection of receivables. Also contributing to the improved cash flow was $12.0 million in lower cash payments related to severance, excess facilities, and settlement of litigation, and about $2.0 million less in interest paid on our debt as interest rates declined. The improved operating cash flow in 2008 was somewhat offset by higher cash payments for taxes and bonuses of approximately $23.0 million.

Investing
Cash used in investing activities was $16.5 million for the year ended December 31, 2008, compared to cash used of $24.1 million in 2007. We had capital expenditures of $24.3 million in the year ended December 31, 2008, which was offset by net cash proceeds from the sale of our Vision Events business of approximately $7.8 million. We had capital expenditures of $24.2 million in 2007.

Financing
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

OBLIGATIONS AND COMMITMENTS
At December 31, 2009, we had $329.0 million outstanding under our Credit Agreement, which provides for two amortizing term loans and a $300.0 million revolving credit facility. The revolving credit facility may be increased up to an additional $100.0 million at our lenders’ discretion (the “expansion feature”), for a total revolving credit facility of $400.0 million. However, the $100.0 million expansion feature may or may not be available to us depending upon prevailing credit market conditions.

The term loans are being repaid in consecutive quarterly installments plus a final payment due on January 31, 2012, and may be prepaid at any time without penalty or premium at our option. The revolving loan facility may be borrowed, repaid and reborrowed until January 31, 2012, at which time all amounts borrowed must be repaid. See Note 7 — Debt in the accompanying notes to the consolidated financial statements for additional information regarding the Credit Agreement.

Commitments
The following table presents our contractual cash commitments due after December 31, 2009 (in thousands):

		Less Than	1-3	4-5	More Than
Commitment Type:	Total	1 Year	Years	Years	5 Years

Operating leases (1)	$137,158	$33,946	$39,309	$19,821	$44,082
Debt outstanding (2)	329,000	77,000	252,000	—	—
Acquisition payables (3)	13,059	13,059	—	—	—
Deferred compensation arrangement (4)	22,996	1,878	3,722	2,518	14,878
Tax liabilities (5)	1,310	1,310	—	—	—

Totals	$503,523	$127,193	$295,031	$22,339	$58,960

(1)	The Company leases various facilities, furniture, and computer equipment expiring between 2010 and 2025.

(2)	Represent amounts due under the Credit Agreement. Amounts due under the revolver are classified in the 1-3 Years category since the amounts are not contractually due until January 31, 2012.

Interest payments on our outstanding debt are excluded from the amounts payable due to the variable nature of the interest rates and resulting payment amounts. Information regarding current interest rates on the Company’s debt is contained in Note 7 — Debt in the Notes to the Consolidated Financial Statements. For the years ended December 31, 2009, 2008 and 2007, cash interest paid on our debt was $13.9 million, $22.4 million, and $24.1 million, respectively.

(3)	Includes amounts payable consisting primarily of a portion of the purchase price related to our acquisition of Burton Group on December 30, 2009. These amounts were paid in January 2010.

(4)	Represents a liability under the Company’s supplemental deferred compensation arrangement. Amounts payable to active employees whose payment date is unknown have been included in the More Than 5 Years category since the Company cannot determine when the amounts will be paid.

(5)	Includes interest and penalties. In addition to the $1.3 million liability, approximately $13.8 million of unrecognized tax benefits have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table, the Company has also recorded a liability for potential interest and penalties of $1.5 million.

QUARTERLY FINANCIAL DATA
The following tables present our quarterly operating results for the two year period ended December 31, 2009:

(In thousands, except per share data)
2009	First	Second	Third	Fourth

Revenues	$273,533	$269,971	$267,469	$328,827
Operating income	34,451	30,761	27,521	41,744
Net income	19,996	17,185	20,067	25,716
Net income per share(1)
Basic	$0.21	$0.18	$0.21	$0.27

Diluted	$0.21	$0.18	$0.21	$0.26

(In thousands, except per share data)
2008	First	Second	Third	Fourth

Revenues	$290,099	$343,939	$297,706	$347,321
Operating income	26,330	47,575	34,682	55,781
Net income	21,544	29,900	18,781	33,646
Net income per share (1)
Basic:
From continuing operations	$0.15	$0.32	$0.20	$0.36
From discontinued operations (2)	0.07	—	—	—

	$0.22	$0.32	$0.20	$0.36

Diluted:
From continuing operations	$0.14	$0.30	$0.19	$0.35
From discontinued operations (2)	0.07	—	—	—

	$0.21	$0.30	$0.19	$0.35

(1)	The aggregate of the four quarters’ basic and diluted earnings per common share may not equal the reported full calendar year amounts due to the effects of share repurchases, dilutive equity compensation, and rounding.

(2)	The first quarter of 2008 includes $0.07 per share from gain on disposal of discontinued operations.

NEW ACCOUNTING STANDARDS
In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of ASU 2010-6 to have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK
We have exposure to changes in interest rates resulting from the $201.0 million outstanding on our two term loans and $128.0 million outstanding on our revolver as of December 31, 2009. All of these borrowings are floating rate, which may be either prime-based or LIBOR-based. Interest rates under these borrowings include a base rate plus a margin currently between 0.00% and 0.75% on prime borrowings and between .625% and 1.75% on LIBOR-based borrowings.

As of December 31, 2009 the annualized interest rates on the original term loan, the 2008 term loan, and the revolver were 1.0%, 1.26%, and 1.0%, respectively. The rates on the original and 2008 term loans consisted of a three-month LIBOR base rate plus margins of 0.75% and 1.00%, respectively. The rate on the revolver consisted of a one-month LIBOR base rate plus a margin of 0.75%.

We have an interest rate swap contract which effectively converts the floating base rate on the original term loan to a fixed rate. As a result, our exposure to interest rate risk on the original term loan is capped. Including the effect of the interest rate swap, the annualized interest rate on the original term loan was 5.81% as of December 31, 2009.

The Company does not hedge the interest rate risk on the 2008 term loan and the revolver. Accordingly, we are exposed to interest rate risk on this debt. A 25 basis point increase or decrease in interest rates would change pre-tax annual interest expense on the $300.0 million revolver and the $80.0 million outstanding on the 2008 term loan by approximately $1.0 million.

FOREIGN CURRENCY EXCHANGE RISK
We have clients in over 80 countries and as a result we conduct business in numerous currencies other than the U.S dollar. Among the major foreign currencies in which we conduct business are the Euro, the British Pound, the Japanese Yen, the Australian dollar, and the Canadian dollar. Our foreign currency exposure results in both translation risk and transaction risk:

TRANSLATION RISK
We are exposed to foreign currency translation risk since the functional currencies of our foreign operations are generally denominated in the local currency. Translation risk arises since the assets and liabilities that we report for our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates, and these exchange rates fluctuate over time. These foreign currency translation adjustments are deferred and are recorded as a component of stockholders’ equity and do not impact our operating results.

A measure of the potential impact of foreign currency translation on our Consolidated Balance Sheets can be determined through a sensitivity analysis of our cash and cash equivalents. As of December 31, 2009, we had $116.6 million of cash and cash equivalents, of which approximately $70.0 million was denominated in foreign currencies. If foreign exchange rates in comparison to the U.S dollar changed by 10%, the amount of cash and cash equivalents we would have reported on December 31, 2009 would have increased or decreased by approximately $4.0 million.

Our foreign subsidiaries generally operate in a local functional currency that differs from the U.S. dollar. Revenues and expenses in these foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar continuously weakens or strengthens against these other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Historically, this impact on our consolidated earnings has not been material since foreign currency movements in the major currencies in which we operate tend to impact our revenues and expenses fairly equally.

TRANSACTION RISK
We also have foreign exchange transaction risk since we typically enter into transactions in the normal course of business that are denominated in foreign currencies that differ from local functional currencies in which the foreign subsidiaries operate.

We typically enter into foreign currency forward exchange contracts to offset the effects of this foreign currency transaction risk. These contracts are normally short term in duration. Unrealized and realized gains and losses are recognized in earnings. At December 31, 2009, we had 19 foreign currency forward contracts outstanding with a total notional amount of $117.3 million and a net unrealized gain of approximately $0.7 million. All of these contracts matured by the end of January 2010.

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
Our consolidated financial statements for 2009, 2008, and 2007, together with the reports of KPMG LLP, our independent registered public accounting firm, are included herein in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Management conducted an evaluation, as of December 31, 2009, of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed or submitted under the Act.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Gartner management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Gartner’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of the Board of Directors.

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2009, Gartner’s internal control over financial reporting was effective.

The effectiveness of management’s internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered accounting firm, as stated in their report which is included in this Annual Report on Form 10-K in Part IV, Item 15.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished pursuant to this item will be set forth under the captions “Proposal One: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Miscellaneous — Available Information” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2010. If the Proxy Statement is not filed with the SEC by April 30, 2010, such information will be included in an amendment to this Annual Report filed by April 30, 2010. See also Item 1. Business — Available Information.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the caption “Executive Compensation” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2010. If the Proxy Statement is not filed with the SEC by April 30, 2010, such information will be included in an amendment to this Annual Report filed by April 30, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required to be furnished pursuant to this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed with the SEC by April 30, 2010. If the Proxy Statement is not filed with the SEC by April 30, 2010, such information will be included in an amendment to this Annual Report filed by April 30, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required to be furnished pursuant to this item will be set forth under the captions “Transactions With Related Persons” and “Corporate Governance — Director Independence” in the Company’s Proxy Statement to be filed with the SEC by April 30, 2010. If the Proxy Statement is not filed with the SEC by April 30, 2010, such information will be included in an amendment to this Annual Report filed by April 30, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2010. If the Proxy Statement is not filed with the SEC by April 30, 2010, such information will be included in an amendment to this Annual Report filed by April 30, 2010.

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

3. Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

3.1a(1)	Restated Certificate of Incorporation of the Company.
3.1b(2)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company, dated November 27, 2006.
3.2(3)	Bylaws as amended through May 1, 2007.
4.1(1)	Form of Certificate for Common Stock as of June 2, 2005.
4.2(4)	Credit Agreement, dated as of January 31, 2007, among the Company, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as administrative agent (the “Credit Agreement”).
4.3(12)	First Amendment dated as of April 9, 2008 to the Credit Agreement.
10.1*	Agreement of Merger among Gartner, Inc., Clover Acquisition Corporation and AMR Research, Inc. dated as of November 29, 2009.
10.2(13)	Agreement of Merger among Gartner, Inc., Jasmine Acquisition Corporation and Burton Group, Inc. dated as of December 30, 2009.
10.3(5)	Lease dated December 29, 1994 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut.
10.4(6)	Lease dated May 16, 1997 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, 88 Gatehouse Road and 10 Signal Road, Stamford, Connecticut (amendment to lease dated December 29, 1994, see exhibit 10.3).
10.5(7)+	1991 Stock Option Plan as amended and restated on October 19, 1999.
10.6(8)+	2002 Employee Stock Purchase Plan, as amended and restated effective June 1, 2008.
10.7(1)+	1994 Long Term Stock Option Plan, as amended and restated on October 12, 1999.
10.8(9)+	1999 Stock Option Plan.
10.10(14)+	2003 Long-Term Incentive Plan, as amended and restated on June 4, 2009.
10.11(15)+	2008-1 Amendment to 2003 Long-Term Incentive Plan dated October 28, 2008.
10.12(15)+	2008-2 Amendment to 2003 Long-Term Incentive Plan dated October 28, 2008.
10.13(15)+	Amended and Restated Employment Agreement between Eugene A. Hall and the Company dated as of December 31, 2008.
10.14(10)+	Restricted Stock Agreement by and between Eugene A. Hall and the Company dated November 9, 2005.
10.15(15)+	Company Deferred Compensation Plan, effective January 1, 2009.
10.17(11)+	Form of Stock Appreciation Right Agreement for executive officers.
10.18(11)+	Form of Restricted Stock Unit Agreement for executive officers.
21.1*	Subsidiaries of Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see Signature Page).
31.1*	Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this document.

+	Management compensation plan or arrangement.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 29, 2005 as filed on July 6, 2005.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 27, 2006 as filed on November 30, 2006.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 3, 2007 as filed on May 3, 2007.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 31, 2007 as filed on February 6, 2007.

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed on December 21, 1995.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed on December 12, 1997.

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on December 22, 1999.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed on May 8, 2008.

(9)	Incorporated by reference from the Company’s Form S-8 as filed on February 16, 2000.

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed on November 9, 2005.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 11, 2010 as filed on February 16, 2010.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 9, 2008 as filed on April 14, 2008.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 30, 2009 as filed on January 5, 2010.

(14)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) as filed on April 21, 2009.

(15)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed on February 20, 2009.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
GARTNER, INC.
CONSOLIDATED FINANCIAL STATEMENTS

All financial statement schedules have been omitted because the information required is not applicable or is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Gartner, Inc.:

We have audited the accompanying consolidated balance sheets of Gartner, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gartner, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York
February 19, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Gartner, Inc.:

We have audited Gartner, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gartner, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 19, 2010 expressed an unqualified opinion on those consolidated financial statements.

New York, New York
February 19, 2010

GARTNER, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$116,574	$140,929
Fees receivable, net of allowances of $8,100 and $7,800 respectively	317,598	318,511
Deferred commissions	70,253	52,149
Prepaid expenses and other current assets	53,400	42,935

Total current assets	557,825	554,524
Property, equipment and leasehold improvements, net	52,466	61,869
Goodwill	513,612	398,737
Intangible assets, net	24,113	2,015
Other assets	67,263	75,920

Total assets	$1,215,279	$1,093,065

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$255,966	$219,381
Deferred revenues	437,207	395,278
Current portion of long-term debt	205,000	177,750

Total current liabilities	898,173	792,409
Long-term debt	124,000	238,500
Other liabilities	80,571	83,472

Total liabilities	1,102,744	1,114,381
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock:
$.01 par value, authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
$.0005 par value, authorized 250,000,000 shares for both periods; 156,234,416 shares issued for both periods	78	78
Additional paid-in capital	590,864	570,667
Accumulated other comprehensive income (loss), net	11,322	(1,741)
Accumulated earnings	509,392	426,428
Treasury stock, at cost, 60,356,672 and 62,353,575 common shares, respectively	(999,121)	(1,016,748)

Total stockholders’ equity (deficit)	112,535	(21,316)

Total liabilities and stockholders’ equity (deficit)	$1,215,279	$1,093,065

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Research	$752,505	$781,581	$683,380
Consulting	286,847	347,404	325,030
Events	100,448	150,080	160,065

Total revenues	1,139,800	1,279,065	1,168,475
Costs and expenses:
Cost of services and product development	498,363	572,208	546,569
Selling, general and administrative	477,003	514,994	456,975
Depreciation	25,387	25,880	24,298
Amortization of intangibles	1,636	1,615	2,091
Acquisition and integration charges	2,934	—	—
Other charges	—	—	9,084

Total costs and expenses	1,005,323	1,114,697	1,039,017

Operating income	134,477	164,368	129,458
Interest income	830	3,121	2,912
Interest expense	(16,862)	(22,390)	(25,066)
Other (expense) income, net	(2,919)	(358)	3,193

Income before income taxes	115,526	144,741	110,497
Provision for income taxes	32,562	47,593	39,831

Income from continuing operations	82,964	97,148	70,666
Income from discontinued operations, net of taxes	—	6,723	2,887

Net income	$82,964	$103,871	$73,553

Net income per share:
Basic:
Income from continuing operations	$0.88	$1.02	$0.68
Income from discontinued operations	—	.07	.03

	$0.88	$1.09	$0.71

Diluted:
Income from continuing operations	$0.85	$0.98	$0.65
Income from discontinued operations	—	.07	.03

	$0.85	$1.05	$0.68

Weighted average shares outstanding:
Basic	94,658	95,246	103,613
Diluted	97,549	99,028	108,328

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME
(IN THOUSANDS)

				Accumulated
				Other			Total
		Additional	Unearned	Comprehensive			Stockholders’
	Common	Paid-In	Compensation,	Income (Loss),	Accumulated	Treasury	Equity
	Stock	Capital	Net	Net	Earnings	Stock	(Deficit)

Balance at December 31, 2006	$78	$544,686	$(2,208)	$13,097	$249,004	$(778,339)	$26,318
Comprehensive income:
Net income	—	—	—	—	73,553	—	73,553
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	10,570	—	—	10,570
Interest rate swap, net of tax	—	—	—	(2,966)	—	—	(2,966)
Pension unrecognized gain, net of tax	—	—	—	2,940	—	—	2,940

Other comprehensive income				10,544			10,544

Comprehensive income							84,097
Issuances under stock plans	—	(36,210)	—	—	—	73,357	37,147
Excess tax benefits from stock compensation	—	14,759	—	—	—	—	14,759
Purchase of shares for treasury stock	—	—	—	—	—	(169,064)	(169,064)
Stock compensation expense (net of forfeitures)	—	22,419	1,822	—	—	—	24,241

Balance at December 31, 2007	$78	$545,654	$(386)	$23,641	$322,557	$(874,046)	$17,498
Comprehensive income:
Net income	—	—	—	—	103,871	—	103,871
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	(20,497)	—	—	(20,497)
Interest rate swaps, net of tax	—	—	—	(6,060)	—	—	(6,060)
Pension unrecognized gain, net of tax	—	—	—	1,175	—	—	1,175

Other comprehensive loss				(25,382)			(25,382)

Comprehensive income							78,489
Issuances under stock plans	—	(10,128)	—	—	—	55,874	45,746
Excess tax benefits from stock compensation	—	14,831	—	—	—	—	14,831
Purchase of shares for treasury stock	—	—	—	—	—	(198,576)	(198,576)
Stock compensation expense (net of forfeitures)	—	20,310	386	—	—	—	20,696

Balance at December 31, 2008	$78	$570,667	$—	$(1,741)	$426,428	$(1,016,748)	$(21,316)
Comprehensive income:
Net income	—	—	—	—	82,964	—	82,964
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	9,088	—	—	9,088
Interest rate swaps, net of tax	—	—	—	3,535	—	—	3,535
Pension unrecognized gain, net of tax	—	—	—	440	—	—	440

Other comprehensive income				13,063			13,063
Comprehensive income							96,027
Issuances under stock plans	—	(6,522)	—	—	—	21,371	14,849
Excess tax benefits from stock compensation	—	653	—	—	—	—	653
Purchase of shares for treasury stock	—	—	—	—	—	(3,744)	(3,744)
Stock compensation expense (net of forfeitures)	—	26,066	—	—	—	—	26,066

Balance at December 31, 2009	$78	$590,864	$—	$11,322	$509,392	$(999,121)	$112,535

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2009	2008	2007
Operating activities:
Net income	$82,964	$103,871	$73,553
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Vision Events business	—	(7,061)	—
Depreciation and amortization of intangibles	27,023	27,495	26,389
Stock-based compensation expense	26,066	20,696	24,241
Excess tax benefits from stock-based compensation expense	(2,392)	(14,831)	(14,759)
Deferred taxes	5,003	2,617	6,740
Amortization and write-off of debt issue costs	1,480	1,222	1,363
Changes in assets and liabilities:
Fees receivable, net	25,349	20,987	(10,880)
Deferred commissions	(16,750)	(1,403)	(5,266)
Prepaid expenses and other current assets	13,059	(21)	(857)
Other assets	532	2,907	(12,288)
Deferred revenues	5,101	(308)	26,858
Accounts payable, accrued, and other liabilities	(5,498)	28,179	33,241

Cash provided by operating activities	161,937	184,350	148,335

Investing activities:
Proceeds from sale of Vision Events business	—	7,847	—
Additions to property, equipment and leasehold improvements	(15,142)	(24,302)	(24,136)
Acquisitions (net of cash received)	(104,523)	—	—

Cash used in investing activities	(119,665)	(16,455)	(24,136)

Financing activities:
Proceeds from terminated interest rate swap	—	—	1,167
Proceeds from stock issued for stock plans	14,822	44,702	34,458
Proceeds from debt issuance	78,000	180,000	525,000
Payments for debt issuance costs	—	(801)	(1,257)
Payments on debt	(165,250)	(157,750)	(501,000)
Purchases of treasury stock	(3,744)	(200,817)	(166,822)
Excess tax benefits from stock-based compensation expense	2,392	14,831	14,759

Cash used by financing activities	(73,780)	(119,835)	(93,695)

Net (decrease) increase in cash and cash equivalents	(31,508)	48,060	30,504
Effects of exchange rates on cash and cash equivalents	7,153	(17,076)	11,640
Cash and cash equivalents, beginning of period	140,929	109,945	67,801

Cash and cash equivalents, end of period	$116,574	$140,929	$109,945

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,942	$22,380	$24,100
Income taxes, net of refunds received	$34,438	$19,961	$3,564

See Notes to Consolidated Financial Statements.

GARTNER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1 — BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Business.  Gartner, Inc. is a global information technology research and advisory company founded in 1979 with its headquarters in Stamford, Connecticut. Gartner, Inc. delivers its principal products and services through three business segments: Research, Consulting, and Events.

Basis of presentation.  The fiscal year of Gartner, Inc. (the “Company”) represents the period from January 1 through December 31. Certain prior year amounts have been reclassified to conform to the current year presentation. When used in these notes, the terms “Company,” “we,” “us,” or “our” mean Gartner, Inc. and its consolidated subsidiaries.

On December 18, 2009, we acquired AMR Research, Inc., and on December 30, 2009, we acquired Burton Group, Inc. (see Note 2 — Acquisitions). The results of these businesses are included in our operating results beginning on their respective dates of acquisition.

Principles of consolidation.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of estimates.  The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, and other long-lived assets, as well as tax accruals and other liabilities. In addition, estimates are used in revenue recognition, income tax expense, performance-based compensation charges, depreciation and amortization, and the allowance for losses. Management believes its use of estimates in the consolidated financial statements to be reasonable.

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

The global credit crisis and economic downturn that began in 2008, volatile foreign currency rates, cuts in travel, marketing and technology budgets, and other external factors have combined to increase the risks and uncertainty inherent in such estimates. These external factors may increase the risks the Company faces in developing estimates in particular relating to the collection of receivables, the achievement of the performance targets on performance-based compensation elements, and the valuation of goodwill. Changes in those estimates resulting from continuing weakness in the economic environment or other factors beyond our control could be material and would be reflected in the Company’s financial statements in future periods.

Reclassifications.  Effective January 1, 2009, the Company has reclassified certain amounts presented in its Consolidated Statements of Operations, as follows:

“Other” revenues — The Company eliminated its previously reported “Other” revenue line. The “Other” revenue line primarily consisted of fees earned from Research reprints and other miscellaneous products, and these revenues and related expenses are now included in the Research segment. The Company made this change because the “Other” revenue has declined in magnitude, from approximately $10.0 million in 2007, slightly less than 1.0% of total revenues in that year, to about $8.3 million in 2008, about half a percent of total revenues in that year, and this trend is continuing. The revenue decline reflects the Company’s decision to discontinue some of these products.

Expense reclassifications — Certain expenses that were formerly classified as Selling, general & administrative expense are now included in Cost of services and product development. These reclassifications reflect changes in the way we service and deliver value to our Research clients and related changes in work responsibilities of certain departments and associates.

Prior periods have been reclassified in order to be consistent with the current period presentation. See Note 16 — Segment Information for additional information.

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

All existing accounting standard documents are superseded by the Codification and all other accounting literature not included in the Codification is now considered non-authoritative. The Codification explicitly recognizes the rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. The Codification is now the single source of authoritative nongovernmental accounting standards in the United States. As a result of the Codification, the references to authoritative accounting pronouncements included herein in this Annual Report on Form 10-K now refer to the Codification topic section rather than a specific accounting rule as was past practice.

Subsequent events.  The Company has evaluated the potential impact of subsequent events on the consolidated financial statements herein through the date of filing of this Annual Report on Form 10-K.

Revenues.  Revenues from research products are deferred and recognized ratably over the applicable contract term. The Company typically enters into annually renewable subscription contracts for research products. Reprint fees are recognized when the reprint is shipped.

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

Deferred revenue attributable to government contracts was $65.3 million and $61.6 million at December 31, 2009 and 2008, respectively. In addition, at December 31, 2009 and 2008, the Company had not recognized receivables or deferred revenues relating to government contracts that permit termination of $8.3 million and $12.1 million, respectively, which had been billed but not yet collected.

Consulting revenues, primarily derived from consulting, measurement and strategic advisory services (paid one-day analyst engagements), are principally generated from fixed fee or time and materials for discrete projects. Revenues for such projects are recognized as work is delivered and/or services are provided. Unbilled fees receivable associated with consulting engagements were $30.0 million at December 31, 2009 and $35.3 million at December 31, 2008. Revenues related to contract optimization contracts are contingent in nature and are only recognized upon satisfaction of all conditions related to their payment.

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

The Company maintains an allowance for losses which is composed of a bad debt allowance and a sales reserve. Provisions are charged against earnings, either as a reduction in revenues or an increase to expense. The amount of the allowance for losses is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients.

Cost of services and product development.  Includes costs incurred in the creation and delivery of products and services.

Selling, general and administrative (“SG&A”).  SG&A expense includes direct and indirect selling costs and general and administrative costs.

Commission expense.  The Company records the commission obligation related to research contracts upon the signing of the contract and amortizes the corresponding deferred commission expense over the contract period in which the related revenues are earned. The Company records commission expense in SG&A in the Consolidated Statements of Operations.

Stock-based compensation expense.  The Company accounts for stock-based compensation in accordance with FASB ASC Topics 505 and 718, as interpreted by SEC Staff Accounting Bulletins No. 107 (“SAB No. 107”) and No. 110 (“SAB No. 110”). Stock-based compensation cost is based on the fair value of the award on the date of grant, which is expensed over the related service period, net of estimated forfeitures. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. The Company records this expense in both Cost of services and product development and SG&A in the Consolidated Statements of Operations.

During 2009, 2008, and 2007, the Company recognized $26.1 million, $20.7 million, and $24.2 million, respectively, of stock-based compensation expense (see Note 10 — Stock-Based Compensation).

Income tax expense.  The provision for income taxes is the sum of the amount of income tax paid or payable for the year as determined by applying the provisions of enacted tax laws to taxable income for that year and the net changes during the year in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized based on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. We credit additional paid-in capital for realized tax benefits arising from stock transactions with employees. The tax benefit on a nonqualified stock option is equal to the tax effect of the difference between the market price of Common Stock on the date of exercise and the exercise price.

Sales taxes.  Sales tax collected from customers remitted to governmental authorities is presented on a net basis in the Consolidated Statements of Operations.

Cash and cash equivalents.  All highly liquid investments with original maturities of three months or less are classified as cash equivalents. The carrying value of these investments approximates fair value based upon their short-term maturity. Investments with maturities of more than three months are classified as marketable securities. Interest earned on investments is classified in Interest income in the Consolidated Statements of Operations.

Property, equipment and leasehold improvements.  The Company leases all of its facilities and certain equipment. These leases are all classified as operating leases in accordance with FASB ASC Topic 840. The cost of these operating leases, including any contractual rent concessions, contractual rent increases, and landlord incentives, are recognized ratably over the life of the related lease agreement. Lease expense was $22.5 million in both 2009 and 2008 and $23.8 million in 2007.

Equipment, leasehold improvements, and other fixed assets owned by the Company are recorded at cost less accumulated depreciation and amortization and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining term of the related leases. Property, equipment and leasehold improvements, less accumulated depreciation and amortization consist of the following (in thousands):

		December 31,
	Useful Life
	(Years)	2009	2008

Computer equipment and software	2 - 7	$118,487	$123,970
Furniture and equipment	3 - 8	32,183	34,220
Leasehold improvements	2 - 10	46,945	49,110

		197,615	207,300
Less — accumulated depreciation and amortization		(145,149)	(145,431)

		$52,466	$61,869

The Company also capitalizes certain development costs incurred to develop internal use software in accordance with FASB ASC Topic 350. At December 31, 2009 and 2008, capitalized development costs for internal use software were $16.1 million and $19.6 million, respectively, net of accumulated amortization of $20.4 million and $18.9 million, respectively. Amortization of capitalized internal software development costs, which is classified in Depreciation in the Consolidated Statements of Operations, totaled $8.3 million, $7.4 million, and $6.5 million during 2009, 2008, and 2007, respectively.

The Company had total depreciation expense of $25.4 million, $25.9 million, and $24.3 million in 2009, 2008, and 2007, respectively.

Intangible assets.  Intangible assets are amortized using the straight-line method over their expected useful lives. Intangible assets subject to amortization include the following (in thousands):

			Customer	Noncompete
December 31, 2009	Content	Trade Name	Relationships	Agreements	Total

Gross cost (1)	$10,634	$5,758	$14,910	$416	$31,718
Accumulated amortization	—	—	(7,315)	(290)	(7,605)

Net	$10,634	$5,758	$7,595	$126	$24,113

	Customer	Noncompete
December 31, 2008	Relationships	Agreements	Total

Gross cost	$7,700	$278	$7,978
Accumulated amortization	(5,775)	(188)	(5,963)

Net	$1,925	$90	$2,015

(1)	Includes $23.6 million of purchased intangibles related to the acquisitions of AMR, Research, Inc. and Burton Group, Inc. in December 2009. See Note 2 — Acquisitions for additional information.

Intangible assets will be amortized against earnings over the following period:

Useful Life
(Years)

Content	1.5
Trade Name	5
Customer Relationships	4
Noncompete agreements	2-5

Aggregate amortization expense related to intangible assets was $1.6 million, $1.6 million, and $2.1 million for 2009, 2008, and 2007, respectively.

The estimated future amortization expense by year from purchased intangibles is as follows (in thousands):

2010	$10,541
2011	6,530
2012	2,958
2014	2,958
2015 and thereafter	1,126

$24,113

Goodwill.  Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the tangible and identifiable intangible net assets acquired. The evaluation of goodwill is performed in accordance with FASB ASC Topic 350, which requires an annual assessment of potential goodwill impairment at the reporting unit level. A reporting unit can be an operating segment or a business if discrete financial information is prepared and reviewed by management. Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the reporting unit’s carrying amount of goodwill exceeds the implied fair value of the goodwill. The fair value of reporting units is estimated using discounted cash flows, market multiples, and other valuation techniques.

The following table presents changes to the carrying amount of goodwill by reporting segment during the two years ended December 31, 2009 (in thousands):

	Research	Consulting	Events	Total
Balance, January 1, 2008 (1)	$291,281	$88,425	$36,475	$416,181
Purchase accounting adjustments (2)	(520)	—	—	(520)
Foreign currency translation adjustments	(10,600)	(4,377)	(107)	(15,084)
Divestitures (3)	—	—	(1,840)	(1,840)

Balance, December 31, 2008	$280,161	$84,048	$34,528	$398,737
Foreign currency translation adjustments	4,386	1,434	73	5,893
Additions due to acquisitions (4)	86,083	15,262	7,637	108,982

Balance, December 31, 2009	$370,630	$100,744	$42,238	$513,612

(1)	The Company has not recorded charges for goodwill impairment since the adoption of the current goodwill impairment rules on January 1, 2002. Accordingly, the Company considers the goodwill amount as of January 1, 2008 to be the gross amount of goodwill.

(2)	The Company reduced Research goodwill by $0.5 million due to a tax purchase accounting adjustment related to the acquisition of META Group, Inc. in 2005. The adjustment related to the utilization or anticipated utilization of net operating losses for which a valuation was recorded at the acquisition date.

(3)	The Company reduced Events segment goodwill by $1.8 million related to the sale of its Visions Events business in February 2008 (see Note 3 — Discontinued Operations).

(4)	The Company recorded $109.0 million of goodwill related to the acquisitions of AMR Research, Inc. and Burton Group, Inc. in December 2009 (see Note 2 — Acquisitions).

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

Pension obligations.  The Company has defined-benefit pension plans in several of its international locations (see Note 15 — Employee Benefits). Benefits earned under these plans are based on years of service and level of employee compensation. The Company accounts for material defined benefit plans in accordance with the requirements of FASB ASC Topic 715. The Company determines the pension obligations and related benefit expense for these plans through actuarial assumptions and valuations. The Company recognized $2.2 million, $2.2 million, and $2.7 million of expense for these plans in 2009, 2008, and 2007, respectively. The Company classifies pension expense in SG&A in the Consolidated Statements of Operations.

Foreign currency exposure.  All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as foreign currency translation adjustments, a component of Accumulated Other Comprehensive Income (Loss), net within the Stockholders’ equity section of the Consolidated Balance Sheets. Income and expense items are translated at average exchange rates for the year.

Currency transaction gains or losses arising from transactions denominated in currencies other than the functional currency of a subsidiary are included in results of operations within Other income (expense), net within the Consolidated Statements of Operations. Net currency transaction (losses) gains were $(3.6) million, $(0.9) million, and $4.1 million in 2009, 2008, and 2007, respectively.

We may enter into foreign currency forward exchange contracts to offset the effects of adverse fluctuations in foreign currency exchange rates. These contracts generally have a short duration and are recorded at fair value with unrealized and realized gains and losses recorded in Other income (expense). The net gain (loss) from these contracts was $0.7 million, $(0.6) million, and $(3.0) million for 2009, 2008, and 2007, respectively.

Fair value disclosures.  The Company’s fair value disclosures are included in Note 14 — Fair Value Disclosures.

Concentrations of credit risk.  Items that potentially subject the Company to concentration of credit risk at December 31, 2009 consist primarily of short-term, highly liquid investments classified as cash equivalents, accounts receivable, interest rate swaps, and a pension reinsurance asset. The majority of the Company’s cash equivalent investments and its two interest rate swap contracts are with investment grade commercial banks that are participants in the Company’s Credit Agreement. Accounts receivable balances deemed to be collectible from customers have limited concentration of credit risk due to our diverse customer base and geographic dispersion. The Company’s pension reinsurance asset is maintained with a large international insurance company that was rated investment grade as of December 31, 2009.

Stock repurchase programs.  The Company records the cost to repurchase its own shares to treasury stock. During 2009, 2008 and 2007, the Company recorded $3.7 million, $198.6 million, and $169.1 million, respectively, of stock repurchases (see Note 9-Equity). Shares repurchased by the Company are added to treasury shares and are not retired.

Recent accounting developments.  In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010.

2—ACQUISITIONS

The Company acquired two businesses in December 2009:

AMR Research, Inc.
On December 18, 2009, the Company acquired all of the outstanding shares of AMR Research, Inc. (“AMR Research”), a privately-owned, Boston-based firm with 170 employees, for approximately $63.0 million in cash. AMR is a leading authority on global supply chain and supporting technologies. AMR offers operations and technology executives of manufacturing and retail companies an integrated set of services, including written research, access to research analysts, peer networking through its forum advisory services, consulting and participation at its executive conferences. Gartner’s strategic objective in acquiring AMR is to leverage Gartner’s scale and worldwide distribution capability and sell AMR’s suite of research, consulting, and events offerings to Gartner’s much larger client base with supply chain technology concerns, as well as introduce AMR’s supply chain clients to Gartner’s suite of products. The combination is also expected to drive operational efficiencies and cost savings.

Burton Group, Inc.
On December 30, 2009, the Company acquired all of the outstanding shares of Burton Group, Inc. (“Burton Group”), a privately-owned Utah-based firm with 120 employees, for approximately $55.0 million in cash. Burton Group is a leading research and advisory services firm that focuses on providing practical, technically in-depth advice to front-line IT professionals. Gartner’s strategic objective in acquiring Burton Group is to expand Gartner’s product and service offerings and to leverage Gartner’s scale and worldwide distribution capability to sell Burton Group’s suite of research, consulting, and events offerings to Gartner’s much larger client base. The combination is also expected to drive operational efficiencies and cost savings.

Operating Results
The Company’s consolidated financial statements include the operating results of these acquisitions beginning with their respective dates of acquisition, which was not material to the Company’s 2009 results. The Company recorded $2.9 million of pre-tax acquisition and integration charges related to these businesses for the year ended December 31, 2009, which is classified in Acquisition and integration expense in the Consolidated Statements of Operations. Included in these charges are legal fees and consultant fees in connection with the acquisition and integration, as well as severance costs related to redundant headcount.

The Company’s acquisitions of AMR Research and Burton Group were not considered material individually or in the aggregate, and as a result pro forma financial statements are not presented. However, on a pro forma basis, had the acquisitions of these businesses occurred on January 1, 2007, the Company would have recorded approximately $72.0 million, $79.0 million, and $67.0 million of additional revenues in 2007, 2008, and 2009, respectfully, while the impact to the Company’s consolidated operating income and net income for those years would not have been material.

Purchase Price Allocation
Gartner utilized its existing cash on hand and availability under its revolving credit facility to fund the acquisitions. The final acquisition costs are subject to certain post-closing and other adjustments. The acquisitions are being accounted for under the acquisition method in accordance with FASB ASC Topic 805, Business Combination, which requires the consideration paid to be allocated to the net assets and liabilities acquired based on their estimated fair values as of the acquisition date. Any excess of the purchase price over the estimated fair value of the net assets acquired, including identifiable intangible assets, was allocated to goodwill.

The Company considers its allocation of the respective purchase prices to be preliminary, particularly with respect to the valuation of intangibles and certain tax related items. In accordance with existing accounting rules, a final determination of the purchase price allocation must be made within one year of the acquisition dates. The following table represents the aggregate preliminary purchase price allocation to the assets acquired and liabilities assumed for the two acquisitions (dollars in thousands):

Assets:
Fees receivable, net	$16,919
Prepaid expenses and other current assets	19,015
Property, equipment, and leasehold improvements, net	2,666
Intangible assets:
Trade name	5,758
Content	10,634
Customer relationships	7,210

Total intangible assets	23,602
Goodwill	108,983
Other assets	1,014

Total assets	$172,199

Liabilities:
Accounts payable and accrued liabilities	$27,175
Deferred revenues	26,402
Other liabilities	1,045

Total liabilities	$54,622

Of the total $109.0 million recorded in goodwill, $86.1 million, $15.3 million, and $7.6 million has been allocated to the Research, Consulting, and Events segments, respectively. The Company believes the recorded goodwill is supported by the anticipated revenues and synergies in general and administrative costs. The preliminary purchase price allocation includes an estimate of the fair value of the cost to fulfill the deferred revenue obligations which was determined by estimating the costs to provide the services plus a normal profit margin, and did not include any costs associated with selling efforts. The preliminary amount that is expected to be deductible for tax purposes is approximately $55.4 million.

In connection with the acquisitions, the Company has received contractual indemnifications from the selling shareholders for certain pre-acquisition liabilities of the acquired companies. The Company estimates these liabilities at approximately $6.1 million. In accordance with FASB ASC Topic 805, the Company has recorded a $6.1 million receivable in Prepaid expenses and other current assets and a $6.1 million liability in Accrued liabilities, which are included in the purchase price allocation table above. The Company believes the indemnification assets are fully collectible since a portion of the sale proceeds have been escrowed pending resolution of the liabilities.

3—DISCONTINUED OPERATIONS

In early 2008 the Company sold its Vision Events business, which had been part of the Company’s Events segment, for $11.4 million in cash. In accordance with FASB ASC Topic 205, the operating results of the Vision Events business have been reported separately as a discontinued operation for 2008 and 2007. The Vision Events business generated revenues of zero and $20.7 million in 2008 and 2007, respectively, and had an operating (loss) income of $(0.3) million and $2.9 million in 2008 and 2007, respectively.

The Company realized net cash proceeds from the sale of $7.8 million and recorded a net gain on the sale of approximately $7.1 million after deducting direct costs to sell, a charge of $1.8 million of Events segment goodwill, and related tax charges. The gain is recorded in Income from discontinued operations in the Consolidated Statements of Operations.

The goodwill charge was recorded in accordance with FASB ASC Topic 350, which requires an allocated portion of goodwill to be included in the gain or loss on disposal of a portion of a reporting unit. The assets and liabilities of the Vision Events business that were included in the sale were not material to the Company’s Consolidated Balance Sheet or Consolidated Statements of Cash Flows.

4—OTHER CHARGES

The Company recorded Other charges of $0 in both 2009 and 2008 and $9.1 million in 2007.

Other charges of $9.1 million recorded in 2007 included charges of $8.7 million related to a litigation settlement and $2.7 million related to our decision to exit consulting operations in Asia. Offsetting these charges was a credit of $2.3 million related to an excess facility that was returned to service.

The following table summarizes the activity related to restructuring costs recorded as Other Charges in the Consolidated Statements of Operations (in thousands):

	Workforce	Excess	Asset
	Reduction	Facilities	Impairments
	Costs	Costs	and Other	Total

Accrued liability at December 31, 2006	$681	$15,030	$—	$15,711
Charges during 2007	2,682	—	8,681	11,363
Adjustment for excess facility	—	(2,280)	—	(2,280)
Currency translation and reclassifications	(156)	164	—	8
Payments	(2,871)	(5,138)	(8,681)	(16,690)

Accrued liability at December 31, 2007	$336	$7,776	$—	$8,112
Charges during 2008	—	—	—	—
Currency translation and reclassifications	(114)	—	—	(114)
Payments	(222)	(4,117)	—	(4,339)

Accrued liability at December 31, 2008	$—	$3,659	$—	$3,659
Charges during 2009	—	—	—	—
Currency translation and reclassifications	—	—	—	—
Payments	—	(2,856)	—	(2,856)

Accrued liability at December 31, 2009(1),(2)	$—	$803	$—	$803

(1)	The $0.8 million liability for excess facilities represents the present value of the estimated remaining lease payments less projected sublease income. Accretion expense related to the obligations is charged against earnings.

(2)	Costs for excess facilities will be paid as the leases expire through 2011. The Company intends to fund these payments from existing cash.

5—OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2009	2008

Security deposits	$3,545	$2,796
Debt issuance costs	1,384	2,376
Benefit plan related assets	30,903	23,095
Non-current deferred tax assets	29,527	46,378
Other	1,904	1,275

Total other assets	$67,263	$75,920

6—ACCOUNTS PAYABLE, ACCRUED, AND OTHER LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2009	2008

Accounts payable	$14,312	$12,130
Payroll, employee benefits, severance	63,600	58,840
Bonus payable	53,264	45,040
Commissions payable	39,705	33,797
Taxes payable	17,693	29,508
Acquisition payables (1)	13,059	—
Rent and other facilities costs	9,666	6,575
Professional and consulting fees	4,112	4,007
Other accrued liabilities	40,555	29,484

Total accounts payable and accrued liabilities	$255,966	$219,381

(1)	Includes amounts payable consisting primarily of a portion of the purchase price related to our acquisition of Burton Group on December 30, 2009. These amounts were paid in January 2010.

Other liabilities consist of the following (in thousands):

	December 31,
	2009	2008

Non-current deferred revenue	$3,912	$1,913
Long-term taxes payable	15,064	15,386
Benefit plan-related liabilities	37,977	30,098
Other	23,618	36,075

Total other liabilities	$80,571	$83,472

7—DEBT

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

The following table provides information regarding amounts outstanding under the Company’s Credit Agreement:

	Amount	Amount	Annualized
	Outstanding	Outstanding	Effective
	December 31, 2008	December 31, 2009	Interest Rate
	(In thousands)	(In thousands)	December 31, 2009(2)

Description:
Original Term Loan (1)	$157,500	$126,000	5.81%
2008 Term Loan (1)	138,750	75,000	1.26%
Revolver (3)	120,000	128,000	1.00%

Total	$416,250	$329,000

(1)	During 2009 the Company repaid $31.5 million of the original term loan and $23.8 million of the 2008 term loan pursuant to the loan amortization schedules. In addition, the Company prepaid $40.0 million of the 2008 term loan on September 30, 2009.

(2)	The rate on the original term loan consisted of the interest rate swap rate (see below) plus a margin of 0.75%. The rate on the 2008 term loan consisted of a three-month LIBOR base rate plus a margin of 1.00%, while the revolver consisted of a one-month LIBOR base rate plus a margin of 0.75%.

(3)	The Company had approximately $170.0 million of available borrowing capacity on the revolver (not including the expansion feature) as of December 31, 2009.

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

The Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum annualized contract value ratio and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, and make investments. The Company was in full compliance with its financial covenants as of December 31, 2009, after giving effect to the acquisitions. A failure to comply with these covenants in the future could result in acceleration of all amounts outstanding under the Credit Agreement, which would materially impact our financial condition unless accommodations could be negotiated with our lenders.

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

The Company accounts for the interest rate swap on its original term loan as a cash flow hedge in accordance with FASB ASC Topic 815. Since the swap is hedging the forecasted interest payments on the term loan and qualifies as a cash flow hedge, changes in the fair value of the swap are recorded in Other comprehensive income as long as the swap continues to be a highly effective hedge of the base interest rate risk on the term loan. Any ineffective portion of change in the fair value of the hedge is recorded in earnings. At December 31, 2009, there was no ineffective portion of the hedge. The interest rate swap had a negative fair value of approximately $6.6 million at December 31, 2009, which is recorded in Other comprehensive income, net of tax effect.

Swap not designated as a hedge
On September 30, 2009, the Company discontinued hedge accounting on an interest rate swap contract that previously hedged the 2008 term loan. In addition, on the same date the Company prepaid $40.0 million of the outstanding amount of the 2008 term loan.

The interest rate swap had a negative fair value of $3.3 million as of September 30, 2009. In accordance with the hedge accounting rules in FASB ASC Topic 815, the $3.3 million was recorded in Other comprehensive income, net of tax effect, as a deferred loss. However, because of the $40.0 million loan prepayment, the Company reclassified $1.1 million of the deferred loss from Other comprehensive income to Interest expense, net. The remaining $2.2 million deferred loss in Other comprehensive income as of September 30, 2009, will be amortized to interest expense through maturity of the 2008 term loan. The 2008 term loan matures in January 2012. For the three months ended December 31, 2009, the Company reclassified approximately $0.4 million of the deferred loss in Other comprehensive income to interest expense.

Letters of Credit
The Company issues letters of credit and related guarantees in the ordinary course of business. At December 31, 2009, the Company had outstanding letters of credit and guarantees of approximately $2.5 million.

8—COMMITMENTS AND CONTINGENCIES

The Company leases various facilities, furniture, and computer equipment under operating lease arrangements expiring between 2010 and 2026. The future minimum annual cash payments under non-cancelable operating lease agreements at December 31, 2009, are as follows (in thousands):

Year ended December 31,

2010	$33,946
2011	23,344
2012	15,965
2013	11,554
2014	8,267
Thereafter	44,082

Total minimum lease payments (1)	$137,158

(1)	Excludes approximately $5.5 million of contractual sublease rental income.

We are involved in legal proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position or results of operations when resolved in a future period.

The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2009, we did not have any indemnification agreements that would require material payments.

The Company received cash proceeds of $1.2 million in 2008 related to the settlement of a litigation matter which was recorded as a gain in Other (expense) income, net in the Consolidated Statements of Operations.

9—EQUITY

Capital stock.  Holders of Gartner’s Common Stock, par value $.0005 per share (“Common Stock”) are entitled to one vote per share on all matters to be voted by stockholders. The Company does not currently pay cash dividends on its Common Stock. Also, our credit arrangement contains a negative covenant which may limit our ability to pay dividends.

The following table summarizes transactions relating to Common Stock for the three years’ ending December 31, 2009:

		Treasury
	Issued	Stock
	hares	Shares

Balance at December 31, 2006	156,234,416	52,169,591
Issuances under stock plans	—	(3,353,421)
Purchases for treasury	—	8,386,490

Balance at December 31, 2007	156,234,416	57,202,660
Issuances under stock plans	—	(4,568,658)
Purchases for treasury	—	9,719,573

Balance at December 31, 2008	156,234,416	62,353,575
Issuances under stock plans	—	(2,302,935)
Purchases for treasury	—	306,032

Balance at December 31, 2009	156,234,416	60,356,672

Share repurchase programs.  The Company has a $250.0 million authorized stock repurchase program, of which $78.6 million remained available as of December 31, 2009. Repurchases are made from time-to-time through open market purchases and are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases are also made from time-to-time in connection with the settlement of shared-based compensation awards. Repurchases may be funded from cash flow from operations and borrowings under the Company’s Credit Agreement.

During 2009, 2008, and 2007, the Company recorded $3.7 million, $198.6 million, and $169.1 million, respectively, of Common Stock repurchases. Included in the 2008 total was $26.9 million for shares repurchased directly from Silver Lake Partners and affiliates (collectively, “Silver Lake”).

Secondary Offering.  On December 14, 2009, Silver Lake sold 7,960,641 shares of Common Stock in a secondary offering, which represented its entire remaining holdings in the Common Stock. The Company did not receive any of the proceeds from the sale of these shares. Additionally, in conjunction with the sale, the Amended and Restated Securityholders Agreement, dated as of July 12, 2002, between the Company and Silver Lake, pursuant to which Silver Lake was entitled to designate two board members and to certain consent rights, was terminated with the exception of certain indemnification rights.

10—STOCK-BASED COMPENSATION

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company’s stock compensation awards include stock-settled stock appreciation rights, restricted stock, service- and performance-based restricted stock units, common stock equivalents, and stock options. At December 31, 2009, the Company had approximately 7.4 million shares of Common Stock available for awards of stock-based compensation under its 2003 Long-Term Incentive Plan, which includes 4.0 million additional shares approved by stockholders at the Company’s 2009 Annual Meeting of Stockholders.

The Company accounts for stock-based compensation in accordance with FASB ASC Topics 505 and 718, as interpreted by SAB No. 107 and SAB No. 110. Stock-based compensation expense is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of estimated forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period.

Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain highly complex and subjective assumptions, including the expected life of the stock compensation awards and the Company’s Common Stock price volatility. In addition, determining the appropriate amount of associated periodic expense requires management to estimate the amount of employee forfeitures and the likelihood of the achievement of certain performance targets. The assumptions used in calculating the fair value of stock compensation awards and the associated periodic expense represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, then the amount of expense may need to be adjusted and future stock compensation expense could be materially different from what has been recorded in the current period.

The Company recognized the following amounts of stock-based compensation expense (in millions) for the years ended December 31:

Award type:	2009	2008	2007

Restricted stock	$—	$0.4	$1.8
Restricted stock units (RSUs)	21.3	14.8	13.7
Common stock equivalents (CSEs)	0.4	0.4	0.5
Stock appreciation rights (SARs)	4.4	3.2	2.4
Options	—	1.9	5.8

Total (1)	$26.1	$20.7	$24.2

(1)	Includes $1.9 million, $1.3 million, and $0.9 million in 2009, 2008, and 2007, respectively, for charges related to retirement-eligible employees.

Stock-based compensation (in millions) was recognized in the Consolidated Statements of Operations for the years ended December 31 as follows:

Amount recorded in:	2009	2008	2007

Costs of services and product development	$12.6	$9.6	$10.8
Selling, general, and administrative	13.5	11.1	13.4

Total stock-based compensation expense	$26.1	$20.7	$24.2

As of December 31, 2009, the Company had $41.5 million of total unrecognized stock-based compensation cost, which is expected to be recognized as stock-based compensation expense over the remaining weighted-average service period of approximately 2 years. Currently, the Company issues treasury shares upon the exercise, release or settlement of stock-based compensation awards.

Stock-Based Compensation Awards
The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards:

Stock Appreciation Rights
Stock-settled stock appreciation rights (“SARs”) are settled in common shares and are similar to options as they permit the holder to participate in the appreciation of the Common Stock. SARs may be settled in Common Stock by the employee once the applicable vesting criteria have been met. When SARs are exercised, the number of shares of Common Stock issued is calculated as follows: (1) the total proceeds from the SARs exercise (calculated as the closing price of Common Stock on the date of exercise less the exercise price of the SARs, multiplied by the number of SARs exercised) is divided by (2) the closing price of Common Stock on the exercise date. The Company will withhold a portion of the Common Stock issued upon exercise to satisfy minimum statutory tax withholding requirements. SARs recipients do not have any of the rights of a Gartner stockholder, including voting rights and the right to receive dividends and distributions, until after actual shares of Common Stock are issued in respect of the award, which is subject to the prior satisfaction of the vesting and other criteria relating to such grants. At the present time, SARs are awarded only to the Company’s executive officers.

The Company determines the fair value of SARs on the date of grant using the Black-Scholes-Merton valuation model. The SARs vest ratably over a four-year service period and expire seven years from the grant date. Total compensation expense for SARs was $4.4 million, $3.2 million, and $2.4 million in 2009, 2008, and 2007, respectively.

A summary of the changes in SARs outstanding for the year ended December 31, 2009, follows:

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	SARs in	Average	Grant Date	Contractual
	millions	Exercise Price	Fair Value	Term

Outstanding at December 31, 2008	2.1	$17.42	$6.61	5.12 years
Granted	1.0	11.15	4.97	6.11 years
Forfeited	(0.2)	15.08	6.11	na
Exercised (1)	—	—	—	—
Outstanding at December 31, 2009 (2)	2.9	$15.43	$6.09	4.67 years

Vested and exercisable at December 31,2009(2)	1.1	$16.65	$6.51	3.67 years

na=not applicable

(1)	SARs exercised in 2009 were immaterial.

(2)	At December 31, 2009, SARs outstanding had an intrinsic value of $9.4 million. SARs vested and exercisable had an intrinsic value of $2.4 million.

The fair value of the Company’s SARs was determined on the date of grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions for the years ended December 31:

	2009	2008	2007

Expected dividend yield (1)	0%	0%	0%
Expected stock price volatility (2)	50%	36%	33%
Risk-free interest rate(3)	2.3%	2.8%	4.7%
Expected life in years(4)	4.80	4.75	4.74

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. Historically Gartner has not paid cash dividends on its Common Stock.

(2)	The determination of expected stock price volatility was based on both historical Common Stock prices and implied volatility from publicly traded options in Common Stock.

(3)	The risk-free interest rate is based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

(4)	The expected life in years is based on the “simplified” calculation provided for in SAB No. 107. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The Company continues to use the simplified method for awards of stock-based compensation since it does not have the necessary historical exercise and forfeiture data to determine an expected life for SARs, as permitted by SAB No. 110.

Restricted Stock, Restricted Stock Units, and Common Stock Equivalents
Restricted stock awards give the awardee the right to vote and to receive dividends and distributions on these shares; however, the awardee may not sell the restricted shares until all restrictions on the release of the shares have lapsed and the shares are released.

Restricted stock units (RSUs) give the awardee the right to receive Common Stock when the vesting conditions are met and the restrictions lapse, and each RSU that vests entitles the awardee to one common share. RSU awardees do not have any of the rights of a Gartner stockholder, including voting rights and the right to receive dividends and distributions, until after the common shares are released.

Common stock equivalents (CSEs) are convertible into Common Stock, and each CSE entitles the holder to one common share. Certain members of our Board of Directors receive directors’ fees payable in CSEs unless they opt for cash payment. Generally, the CSEs are converted when service as a director terminates unless the director has elected accelerated release.

The fair value of restricted stock, RSUs, and CSEs is determined on the date of grant based on the closing price of the Common Stock as reported by the New York Stock Exchange on that date. The fair value of these awards is recognized as compensation expense as follows: (i) outstanding restricted stock awards vest based on the achievement of a market condition and are expensed on a straight-line basis over approximately three years; (ii) service-based RSUs vest ratably over four years and are expensed on a straight-line basis over four years; (iii) performance-based RSUs are subject to both performance and service conditions, vest ratably over four years, and are expensed on an accelerated basis; and (iv) CSEs vest immediately and are recorded as expense on the date of grant.

A summary of the changes in restricted stock, RSUs, and CSEs during the year ended December 31, 2009 is presented in the table below:

		Weighted-		Weighted-	Common	Weighted-
		Average	Restricted	Average	Stock	Average
	Restricted	Grant Date	Stock Units	Grant Date	Equivalents	Grant Date
	Stock	Fair Value	(RSUs)	Fair Value	(CSEs)	Fair Value

Outstanding at December 31, 2008	200,000	$7.30	2,614,847	$18.40	158,511	na
Granted (1),(2)	—	—	2,251,020	11.38	26,531	$15.03
Vested or released (2)	—	—	(884,761)	17.93	(49,818)	na
Forfeited	—	—	(217,301)	15.20	—	na

Outstanding at December 31, 2009(3),(4)	200,000	$7.30	3,763,805	$14.57	135,224	na

na=not available

(1)	The 2.3 million RSUs granted during 2009 consisted of 1.1 million performance-based RSUs awarded to executives and 1.2 million service-based RSUs awarded to non-executive employees. The number of performance-based RSUs granted was subject to the achievement of a performance condition tied to the annual increase in the Company’s subscription-based contract value for 2009, which ranged from 0% and 200% of the target number depending on the performance level achieved. The aggregate performance-based RSU target for 2009 was 1.0 million. The actual performance target achieved was 119.4%, resulting in the granting of 1.1 million performance-based RSUs in 2009.

(2)	CSEs represent fees paid to directors. The CSEs vest when granted and are convertible into common shares when the director leaves the Board of Directors or earlier if the director elects to accelerate the release.

(3)	Vesting on the 200,000 shares of restricted stock held by our CEO is subject to a market condition as follows: (i) 100,000 shares will vest when the Common Stock trades at an average price of $25 or more each trading day for sixty consecutive trading days; and (ii) 100,000 shares will vest when the Common Stock trades at an average price of $30 or more each trading day for sixty consecutive trading days. There is no remaining unamortized cost on these shares.

(4)	The weighted-average remaining contractual term of the RSUs is 1.28 years. The restricted stock awards and the CSEs have no defined contractual term.

Stock Options
Historically the Company granted stock options to employees that allowed them to purchase shares of Common Stock at a certain price. The Company has not made significant stock option grants since 2005. All outstanding options are fully vested and there is no remaining unamortized cost. The Company received approximately $12.2 million in cash from option exercises in the year ended December 31, 2009.

A summary of the changes in stock options outstanding for the year ended December 31, 2009, follows:

			Weighted
			Average
		Weighted	Remaining
	Options in	Average	Contractual
	millions	Exercise Price	Term

Outstanding at December 31, 2008	6.1	$10.78	3.56 years
Expired	(0.2)	17.66	na
Exercised (1)	(1.2)	10.42	na
Outstanding at December 31, 2009 (2)	4.7	$10.65	3.07 years

na=not applicable

(1)	Options exercised during 2009 had an aggregate intrinsic value of $7.7 million.

(2)	At December 31, 2009, options outstanding had an aggregate intrinsic value of $34.8 million.

Employee Stock Purchase Plan
The Company has an employee stock purchase plan (the “ESPP Plan”) under which eligible employees are permitted to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation (or $23,750 in any calendar year), at a price equal to 95% of the Common Stock price as reported by the New York Stock Exchange at the end of each offering period.

At December 31, 2009, the Company had 1.6 million shares of Common Stock available for purchase under the ESPP Plan. The ESPP Plan is considered non-compensatory and as a result the Company does not record compensation expense related to employee share purchases. The Company received $2.7 million in cash from share purchases under the ESPP Plan in the year ended December 31, 2009.

11—COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. When the impact of common share equivalents is antidilutive, they are excluded from the calculation.

The following table sets forth the reconciliation of the basic and diluted earnings per share computations (in thousands, except per share amounts):

	2009	2008	2007

Numerator:
Net income used for calculating basic and diluted earnings per common share	$82,964	$103,871	$73,553

Denominator: (1)
Weighted average number of common shares used in the calculation of basic earnings per share	94,658	95,246	103,613
Common share equivalents associated with stock-based compensation plans	2,891	3,782	4,715

Shares used in the calculation of diluted earnings per share	97,549	99,028	108,328

Earnings per share:
Basic (2)	$0.88	$1.09	$0.71

Diluted (2)	$0.85	$1.05	$0.68

(1)	During 2009, 2008 and 2007, the Company repurchased 0.3 million, 9.7 million, and 8.4 million shares of its Common Stock, respectively.

(2)	Basic and diluted earnings per share include income from discontinued operations of $0.07 per share and $0.03 per share for 2008 and 2007, respectively.

The following table presents the number of common share equivalents that were not included in the computation of diluted EPS in the table above because the effect would have been antidilutive. During periods with reported income, these common share equivalents were antidilutive because their exercise price was greater than the average market value of a share of Common Stock during the period. During periods with reported loss, all common share equivalents would have an antidilutive effect.

	2009	2008	2007

Antidilutive common share equivalents as of December 31 (in millions):	1.7	1.3	0.6
Average market price per share of Common Stock during the year	$15.52	$20.17	$23.00

12—INCOME TAXES
Following is a summary of the components of income before income taxes for the years ended December 31 (in thousands):

	2009	2008	2007

U.S.	$54,793	$79,393	$59,884
Non-U.S.	60,733	65,348	50,613

Income before income taxes	$115,526	$144,741	$110,497

The expense for income taxes on the above income consists of the following components (in thousands):

	2009	2008	2007

Current tax expense (benefit):
U.S. federal	$8,749	$10,564	$3,321
State and local	3,107	3,341	(2,935)
Foreign	14,340	15,614	14,286

Total current	26,196	29,519	14,672
Deferred tax (benefit) expense:
U.S. federal	7,477	(547)	2,695
State and local	3,168	1,848	5,487
Foreign	1,281	(2,798)	(381)

Total deferred	11,926	(1,497)	7,801

Total current and deferred	38,122	28,022	22,473
Benefit (expense) relating to interest rate swap used to increase (decrease) equity	(2,530)	3,776	2,449
Benefit from stock transactions with employees used to increase equity	621	15,876	15,237
Benefit (expense) relating to defined-benefit pension adjustments used to increase (decrease) equity	(296)	(594)	(1,688)
Benefit (expense) of acquired tax assets (liabilities) used to decrease (increase) goodwill	(3,355)	513	1,360

Tax expense on continuing operations	32,562	47,593	39,831
Tax expense on discontinued operations	—	622	777

Total tax expense	$32,562	$48,215	$40,608

Current and long-term deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2009	2008

Depreciation and software amortization	$3,261	$6,591
Expense accruals	28,751	32,865
Loss and credit carryforwards	35,232	37,036
Other assets	25,213	24,294

Gross deferred tax asset	92,457	100,786
Intangible assets	(17,259)	(10,238)
Prepaid expenses	(7,098)	(6,533)
Other liabilities	(1,190)	(970)

Gross deferred tax liability	(25,547)	(17,741)
Valuation allowance	(19,692)	(24,924)

Net deferred tax asset	$47,218	$58,121

Current net deferred tax assets and current net deferred tax liabilities were $19.0 million and $1.2 million as of December 31, 2009 and $15.7 million and $2.8 million as of December 31, 2008, respectively, and are included in Prepaid expenses and other current assets and Accounts payable and accrued liabilities in the Consolidated Balance Sheets. Long-term net deferred tax assets and long-term net deferred tax liabilities were $29.5 million and $0.1 million as of December 31, 2009 and $46.4 million and $1.2 million as of December 31, 2008, respectively, and are included in Other assets and Other liabilities in the Consolidated Balance Sheets.

The valuation allowances in 2009 and 2008 relate primarily to non-U.S. net operating losses, domestic capital loss carryforwards, and domestic foreign tax credits that more likely than not will expire unutilized. The net decrease in the valuation allowance of $5.2 million in 2009 relates primarily to the following items: (a) the release of approximately $1.9 million of the valuation allowance for changes in both actual and anticipated utilization of foreign tax credits and (b) the release of approximately $3.2 million of the valuation allowance on federal and state capital loss carryovers.

The Company has established a full valuation allowance against domestic realized and unrealized capital losses, as the future utilization of these losses is uncertain. As of December 31, 2009, the Company had U.S. federal capital loss carryforwards of $15.5 million, of which $13.4 million expire in 2011 and $2.1 million expire in 2012 and 2013. The Company also had $15.5 million in state and local capital loss carryforwards that expire over a similar period of time.

As of December 31, 2009, the Company had federal net operating loss carryforwards of $1.8 million expiring in 2028 and 2029. The utilization of these net operating losses is subject to certain limitations under the Internal Revenue Code. The Company believes that the losses will be fully utilized prior to their expiration. As of December 31, 2009, the Company also has state and local tax net operating loss carryforwards of $161.2 million, of which $3.5 million expires within one to five years, $98.0 million expires within six to fifteen years, and $59.7 million expires within sixteen to twenty years. In addition, the Company had non-U.S. net operating loss carryforwards of $30.5 million, of which $4.7 million expires over the next 20 years and $25.8 million that can be carried forward indefinitely.

As of December 31, 2009 the Company also had foreign tax credit carryforwards of $12.1 million, all of which expire in 2018.

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate on income before income taxes are:

	2009	2008	2007

Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.0	2.8	2.9
Foreign income taxed at different rates	(5.0)	(4.4)	(2.4)
Non-deductible meals and entertainment	0.5	0.7	0.8
Repatriation of foreign earnings	4.1	7.6	—
Record (release) valuation allowance	(4.5)	(9.2)	(1.4)
Foreign tax credits	(1.9)	(1.0)	(1.8)
(Release) increase reserve for tax contingencies	(3.5)	(0.3)	1.8
Other items (net)	0.5	1.7	1.1

Effective tax rate	28.2%	32.9%	36.0%

The Company adopted new accounting principles on accounting for uncertain tax positions on January 1, 2007. As of December 31, 2009 and December 31 2008, the Company had gross unrecognized tax benefits of $13.8 million and $16.3 million, respectively. The reduction is primarily attributable to the expiration of certain statutes of limitation in the third quarter of 2009. It is reasonably possible that the gross unrecognized tax benefits will be decreased by $0.3 million within the next 12 months due primarily to anticipated settlements.

The Company classifies uncertain tax positions not expected to be settled within one year as long term liabilities. As of December 31, 2009 and December 31, 2008, the Company had Other Liabilities of $13.5 million and $14.2 million, respectively, related to long term uncertain tax positions.

The Company records accrued interest and penalties related to unrecognized tax benefits in its income tax provision. As of December 31, 2009 and December 31, 2008, the Company had $2.8 million and $3.6 million of accrued interest and penalties respectively, related to unrecognized tax benefits. These amounts are in addition to the gross unrecognized tax benefits noted above. The total amount of interest and penalties recognized in the Consolidated Statements of Operations for the years ending December 31, 2009 and 2008 was ($0.5) million and $1.4 million, respectively.

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, for the years ending December 31 (in thousands):

	2009	2008

Beginning balance	$16,347	$18,051
Additions based on tax positions related to the current year	953	1,253
Additions for tax positions of prior years	415	1,424
Reductions for tax positions of prior years	(334)	(1,692)
Reductions for expiration of statutes	(3,349)	(2,128)
Settlements	(447)	(264)
Change in foreign currency exchange rates	219	(297)

Ending balance	$13,804	$16,347

In 2009 the Company repatriated approximately $52.0 million from its foreign subsidiaries. The cost of the repatriation was offset with the utilization of foreign tax credits.

The number of years with open statutes of limitation varies depending on the tax jurisdiction. Generally, the Company’s statutes are open for tax years ended December 31, 2006 and forward. Major taxing jurisdictions include the U.S. (federal and state), the United Kingdom, Italy, Canada, Japan, the Netherlands, and Ireland.

The Internal Revenue Service (“IRS”) commenced an audit of the Company’s 2007 tax year early in 2009. The audit is ongoing and the IRS has not proposed any adjustments at this time. The Company believes that it has recorded reserves sufficient to cover exposures related to such review. However, the resolution of such matters involves uncertainties and there are no assurances that the ultimate resolution will not exceed the amounts recorded. The results of the audit could have a material effect on the Company’s financial position, results of operations, or cash flows in period or periods for which that determination is made.

Undistributed earnings of subsidiaries outside of the U.S. amounted to approximately $1.6 million as of December 31, 2009. The Company intends to reinvest such earnings in non-U.S. operations. However, the Company may repatriate a portion of these earnings to the extent that it does not incur an additional U.S. tax liability. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon.

13—DERIVATIVES AND HEDGING
The Company typically enters into a limited number of derivative contracts to offset the potentially negative effects of interest rate and foreign exchange movements. The Company accounts for its outstanding derivative contracts in accordance with FASB ASC Topic 815, which requires all derivatives, whether designated as hedges or not, to be recorded on the balance sheet at fair value.

Information regarding the Company’s derivatives activity as of, and for, the twelve months ended December 31, 2009 follows (in thousands, except for number of outstanding contracts):

	Number of	Contract	Fair Value	Balance	Gain (Loss)	Gain (Loss)
	Outstanding	Notional	Asset	Sheet	Recognized in	Recorded in
Derivative Contract Type	Contracts	Amount	(Liability)(4)	Line Item	Earnings(5)	OCI(6)

Interest Rate Swap(1)	1	$126,000	$(6,594)	Other Liabilities	$227	$(2,573)
Interest Rate Swap(2)	1	112,500	(2,769)	Other Liabilities	(950)	(1,189)
Foreign Currency Forwards(3)	19	117,296	740	Other Current Assets	674	—

Total	21	$355,796	$(8,623)		$(49)	$(3,762)

(1)	The Company designates and accounts for this interest rate swap as a cash flow hedge (see Note 7—Debt).

(2)	The Company discontinued hedge accounting on this interest rate swap on September 30, 2009 (see Note 7—Debt).

(3)	The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currencies in which the Company and its subsidiaries operate. The Company may enter into foreign currency forward exchange contracts to offset the effects of this foreign currency transaction risk. These contracts are normally short term in duration. Both realized and unrealized gains and losses are recognized in earnings since the Company does not designate these contracts as hedges for accounting purposes.

(4)	See Note 14—Fair Value Disclosures for the determination of the fair value of these instruments.

(5)	The gain/loss on the swaps is recorded in Interest expense, net and represents the amounts reclassified from Other comprehensive income (OCI) to earnings during the period. The gain on the foreign currency forward contracts is recorded in Other income (expense), net and represents the net amount of realized and unrealized gains and losses recorded during the year.

(6)	Represents the amounts recorded in OCI as of December 31, 2009, net of income taxes.

At December 31, 2009, the Company’s derivative counterparties were all large investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties, and none of the derivative contracts contained credit-risk related contingent features.

14—FAIR VALUE DISCLOSURES
The Company’s financial instruments include cash and cash equivalents, fees receivable from customers, accounts payable, and accruals which are normally short-term in nature. The Company believes the carrying amounts of these financial instruments reasonably approximates their fair value.

At December 31, 2009, the Company had $329.0 million of outstanding floating rate debt which is carried at amortized cost. The Company believes the carrying amount of the debt reasonably approximates its fair value as the rate of interest on the term loans and revolver are floating rate which reflect current market rates of interest for similar instruments with comparable maturities.

FASB ASC Topic 820 provides a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the resulting fair value measurement. The valuation hierarchy contains three levels:

•	Level 1—Valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets.

•	Level 2—Valuation inputs are quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the asset or liability being measured.

•	Level 3—Valuation inputs are unobservable and significant to the fair value measurement.

The following table presents Company assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value	Fair Value
	December 31,	December 31,
Description:	2009	2008

Assets:
Deferred compensation assets(1)	$20,214	$13,900
Foreign currency forward contracts(2)	740	—

	$20,954	$13,900

Liabilities:
Interest rate swap contracts(3)	$9,363	$14,700
Foreign currency forward contracts(2)	—	2,500

	$9,363	$17,200

(1)	The Company has a supplemental deferred compensation arrangement for the benefit of certain highly compensated officers, managers and other key employees (see Note 15—Employee Benefits). The plan’s assets consist of investments in money market and mutual funds, and company-owned life insurance. The money market and mutual funds consist of cash equivalents or securities traded in active markets, which the Company considers the fair value of these assets to be based on a Level 1 input. The value of the Company-owned life insurance is based on indirectly observable prices which the Company considers to be Level 2 inputs.

(2)	The Company periodically enters into foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates (see Note 13—Derivatives and Hedging). Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets; thus the Company measures the fair value of these contracts under a Level 2 input.

(3)	The Company has two interest rate swap contracts (see Note 7—Debt). To determine the fair value of the swaps, the Company relies on mark-to-market valuations prepared by third-party brokers based on observable interest rate yield curves. Accordingly, the fair value of the swaps is determined under a Level 2 input.

15—EMPLOYEE BENEFITS
Savings and investment plan. The Company has a savings and investment plan covering substantially all domestic employees. Company contributions are based upon the level of employee contributions, up to a maximum of 4% of the employee’s eligible salary, subject to an annual maximum. For 2009, the maximum match was $6,600. In addition, the Company also contributes at least 1% of an employee’s base compensation, subject to an IRS annual limitation of $2,450 for 2009. Amounts expensed in connection with the plan totaled $13.0 million, $12.5 million, and $11.8 million, for 2009, 2008, and 2007, respectively.

Deferred compensation arrangement. The Company has a supplemental deferred compensation arrangement for the benefit of certain highly compensated officers, managers and other key employees which is structured as a rabbi trust. We classify the plan’s investment assets in Other assets on the Consolidated Balance Sheets at current fair value, and the value of the assets was $20.2 million and $13.9 million at December 31, 2009 and 2008, respectively. The corresponding deferred compensation liability of $23.0 million and $16.5 million at December 31, 2009 and 2008, respectively, is recorded at fair market value, and is adjusted with a corresponding charge or credit to compensation cost to reflect the fair value of the amount owed to the employees and is included in Other liabilities on the Consolidated Balance Sheets. Total compensation expense (benefit) for the arrangement was $0.1 million, $(0.4) million, and $0.3 million, for 2009, 2008, and 2007, respectively.

Defined benefit pension plans. The Company has defined-benefit pension plans in several of its international locations. Benefits earned under these plans are based on years of service and level of employee compensation. The Company accounts for material defined benefit plans in accordance with the requirements of FASB ASC Topics 715 and 960.

The following are the components of net periodic pension expense for the years ended December 31 (in thousands):

	2009	2008	2007

Service cost	$1,465	$1,470	$1,922
Interest cost	742	717	599
Recognition of actuarial (gain) loss	(200)	(74)	129
Recognition of termination benefits	192	40	24

Net periodic pension expense	$2,199	$2,153	$2,674

Assumptions used in the computation of net periodic pension expense are as follows:

	2009	2008	2007

Weighted-average discount rate	4.85%	5.09%	5.01%
Average compensation increase	3.27%	3.27%	3.32%

The Company determines the weighted-average discount rate by utilizing the yields on long-term corporate bonds in the relevant country with a duration consistent with the pension obligations.

The following table provides information related to changes in the projected benefit obligation (in thousands):

	December 31,
	2009	2008	2007

Projected benefit obligation at beginning of year	$13,286	$13,224	$13,900
Service cost	1,465	1,470	1,922
Interest cost	742	717	599
Actuarial gain	(1,034)	(1,799)	(4,589)
Benefits paid (1)	(562)	(583)	(217)
Foreign currency impact	461	257	1,609

Projected benefit obligation at end of year (2)	$14,358	$13,286	$13,224

(1)	The estimated benefits to be paid in future years are as follows: $0.2 million in 2010; $0.2 million in 2011; $0.3 million in 2012; $0.9 million in 2013; $1.0 million in 2014; and $3.6 million in the five years thereafter.

(2)	Measured as of December 31.

The following table provides information related to the funded status of the plans and the amounts recorded in the Consolidated Balance Sheets (in thousands):

	December 31,
Funded status of the plans:	2009	2008	2007

Projected benefit obligation	$14,358	$13,286	$13,224
Plan assets at fair value(1)	—	—	—

Funded status(2)	$14,358	$13,286	$13,224

Amounts recorded in the Consolidated Balance Sheets:
Other assets — reinsurance asset(1)	$10,451	$9,141	$8,380

Other liabilities — accrued pension obligation	$14,358	$13,286	$13,224

Stockholders’ equity — unrecognized actuarial gain(3)	$3,217	$2,777	$1,602

(1)	The Company has a reinsurance asset arrangement with a large international insurance company that was rated investment grade as of December 31, 2009. The purpose of the reinsurance asset arrangement is to fund the benefit obligation under one of the plans. However, the reinsurance asset is not acknowledged as a plan asset for accounting purposes since it is considered an asset of the Company and is not legally segregated or restricted for purposes of meeting the pension obligation. The reinsurance asset is carried at its cash surrender value, which the Company believes approximates its fair value as of December 31, 2009.

(2)	Contributions expected to be paid to the plans in 2010 total $0.2 million.

(3)	The $3.2 million recorded in Stockholders’ equity, net of tax effect as of December 31, 2009 represents the plan’s net unrecognized actuarial gain. This amount will be amortized to net periodic pension cost over approximately 15 years. Amortization of the gain is estimated to reduce the net periodic pension cost in 2010 by approximately $0.2 million.

16—SEGMENT INFORMATION
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

The Company evaluates reportable segment performance and allocates resources based on gross contribution margin. Gross contribution, as presented in the table below, is defined as operating income excluding certain cost of services and product development and SGA expenses, depreciation, acquisition and integration charges, amortization of intangibles and Other charges. Certain bonus and fringe benefit costs included in consolidated Cost of services and product development are not allocated to segment expense. The accounting policies used by the reportable segments are the same as those used by the Company. There are no intersegment revenues.

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

On January 1, 2009 the Company eliminated the previously reported “Other” revenue line. The “Other” revenue line primarily consisted of fees earned from Research reprints and other miscellaneous products, and these revenues and related expenses are now being included in the Research segment. In addition, certain expenses that were formerly classified as Selling, general & administrative expense are now reported in Cost of sales and product development and are included in the Research segment. Prior periods presented below have been reclassified in order to be consistent with the current period presentation. For 2008 these actions increased Research segment revenue by $8.3 million, increased Research segment expense by $20.6 million, and decreased Research segment gross contribution by $12.3 million. For 2007, these actions increased Research segment revenue by $10.0 million, increased Research segment expense by $19.4 million, and decreased Research segment gross contribution by $9.4 million.

The following tables present operating information about the Company’s reportable segments (in thousands):

	Research	Consulting	Events	Consolidated

2009
Revenues	$752,505	$286,847	$100,448	$1,139,800
Gross contribution	489,862	112,099	40,945	642,906
Corporate and other expenses				(508,429)

Operating income				$134,477

	Research	Consulting	Events	Consolidated

2008
Revenues	$781,581	$347,404	$150,080	$1,279,065
Gross contribution	495,440	141,395	64,954	701,789
Corporate and other expenses				(537,421)

Operating income				$164,368

	Research	Consulting	Events	Consolidated

2007
Revenues	$683,380	$325,030	$160,065	$1,168,475
Gross contribution	419,639	128,215	81,908	629,762
Corporate and other expenses				(500,304)

Operating income				$129,458

The Company’s consolidated revenues are generated primarily through direct sales to clients by domestic and international sales forces and a network of independent international sales agents. Revenues in the table below are reported based on where the sale is fulfilled; “Other International” revenues are those attributable to all areas located outside of the United States, Canada, and EMEA (Europe, Middle East, Africa). Most of our products and services are provided on an integrated worldwide basis. Because of the integration of products and services delivery, it is not practical to separate precisely our revenues by geographic location. Long-lived assets exclude goodwill and other intangible assets. Accordingly, the separation set forth in the table below is based upon internal allocations, which involve certain management estimates and judgments.

Summarized information by geographic location is as follows (in thousands):

	2009	2008	2007

Revenues:
United States and Canada	$663,832	$723,247	$661,216
Europe, Middle East and Africa	360,791	430,401	403,919
Other International	115,177	125,417	103,340

Total revenues	$1,139,800	$1,279,065	$1,168,475

Long-lived assets:
United States and Canada	$65,896	$67,753	$73,859
Europe, Middle East and Africa	21,924	19,324	21,861
Other International	2,404	4,325	4,029

Total long-lived assets	$90,224	$91,402	$99,749

17—VALUATION AND QUALIFYING ACCOUNTS
The following table provides information regarding the Company’s allowance for doubtful accounts and returns and allowances (in thousands):

		Additions	Additions
	Balance at	Charged	Charged	Deductions	Balance
	Beginning	to Costs and	Against Other	from	at End
	of Year	Expenses	Accounts (1)	Reserve	of Year

2007:
Allowance for doubtful accounts and returns and allowances	$8,700	$691	$6,608	$(7,549)	$8,450

2008:
Allowance for doubtful accounts and returns and allowances	$8,450	$1,650	$5,000	$(7,300)	$7,800

2009:
Allowance for doubtful accounts and returns and allowances	$7,800	$2,100	$6,000	$(7,800)	$8,100

(1)	Amounts charged against revenues.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report on Form 10-K to be signed on its behalf by the undersigned, duly authorized, in Stamford, Connecticut, on February 19, 2010.

Gartner, Inc.

Date: February 19, 2010	By: /s/ Eugene A. Hall Eugene A. HallChief Executive Officer

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

Name	Title	Date

/s/ Eugene A. Hall Eugene A. Hall	Director and Chief Executive Officer (Principal Executive Officer)	February 19, 2010

/s/ Christopher J. Lafond Christopher J. Lafond	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2010

/s/ Michael J. Bingle Michael J. Bingle	Director	February 19, 2010

/s/ Richard J. Bressler Richard J. Bressler	Director	February 19, 2010

/s/ Karen E. Dykstra Karen E. Dykstra	Director	February 19, 2010

/s/ Russell P. Fradin Russell P. Fradin	Director	February 19, 2010

/s/ Anne Sutherland Fuchs Anne Sutherland Fuchs	Director	February 19, 2010

/s/ William O. Grabe William O. Grabe	Director	February 19, 2010

/s/ Stephen G. Pagliuca Stephen G. Pagliuca	Director	February 19, 2010

/s/ James C. Smith James C. Smith	Director	February 19, 2010

/s/ Jeffrey W. Ubben Jeffrey W. Ubben	Director	February 19, 2010