Form 10-Q
period 2010-03-31
GARTNER INC
filed 2010-05-05
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2010, 96,186,715 shares of the registrant’s common shares were outstanding.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GARTNER, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$105,913	$116,574
Fees receivable, net	303,165	317,598
Deferred commissions	63,477	70,253
Prepaid expenses and other current assets	61,717	53,400

Total current assets	534,272	557,825
Property, equipment and leasehold improvements, net	48,090	52,466
Goodwill	509,755	513,612
Intangible assets, net	21,182	24,113
Other assets	67,528	67,263

Total Assets	$1,180,827	$1,215,279

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$155,218	$255,966
Deferred revenues	463,236	437,207
Current portion of long-term debt	264,000	205,000

Total current liabilities	882,454	898,173
Long-term debt	103,000	124,000
Other liabilities	79,421	80,571

Total Liabilities	1,064,875	1,102,744
Stockholders’ Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 156,234,416 shares issued for both periods	78	78
Additional paid-in capital	588,027	590,864
Accumulated other comprehensive income, net	9,401	11,322
Accumulated earnings	528,795	509,392
Treasury stock, at cost, 60,052,945 and 60,356,672 common shares, respectively	(1,010,349)	(999,121)

Total Stockholders’ Equity	115,952	112,535

Total Liabilities and Stockholders’ Equity	$1,180,827	$1,215,279

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Research	$210,673	$187,688
Consulting	71,639	70,319
Events	13,521	15,526

Total revenues	295,833	273,533
Costs and expenses:
Cost of services and product development	123,046	116,644
Selling, general and administrative	130,568	115,564
Depreciation	6,584	6,475
Amortization of intangibles	2,926	399
Acquisition and integration charges	3,511	—

Total costs and expenses	266,635	239,082

Operating income	29,198	34,451
Interest expense, net	(3,384)	(4,180)
Other income (expense), net	1,752	(1,246)

Income before income taxes	27,566	29,025
Provision for income taxes	8,163	9,029

Net income	$19,403	$19,996

Income per common share:
Basic	$0.20	$0.21

Diluted	$0.19	$0.21

Weighted average shares outstanding:
Basic	95,963	93,898
Diluted	99,649	95,763
See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2010	2009
Operating activities:
Net income	$19,403	$19,996
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization of intangibles	9,510	6,874
Stock-based compensation expense	9,159	6,792
Excess tax benefits from stock-based compensation	(5,188)	(7)
Deferred taxes	(873)	1,130
Amortization of debt issue costs	272	361
Changes in assets and liabilities:
Fees receivable, net	8,799	57,688
Deferred commissions	5,866	5,196
Prepaid expenses and other current assets	(2,520)	592
Other assets	(6,442)	2,528
Deferred revenues	30,651	(19,760)
Accounts payable, accrued, and other liabilities	(76,603)	(66,563)

Cash (used) provided by operating activities	(7,966)	14,827

Investing activities:
Additions to property, equipment and leasehold improvements	(3,412)	(4,536)
Acquisitions (net of cash received)	(11,696)	—

Cash used in investing activities	(15,108)	(4,536)

Financing activities:
Proceeds from stock issued for stock plans	6,714	887
Proceeds from debt issuance	52,000	—
Payments on debt	(14,000)	(78,250)
Purchases of treasury stock	(35,172)	(2,150)
Excess tax benefits from stock-based compensation	5,188	7

Cash provided (used) by financing activities	14,730	(79,506)

Net decrease in cash and cash equivalents	(8,344)	(69,215)
Effects of exchange rates on cash and cash equivalents	(2,317)	(1,451)
Cash and cash equivalents, beginning of period	116,574	140,929

Cash and cash equivalents, end of period	$105,913	$70,263

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
These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 270 for interim financial information and with the instructions to Rule 10-01 of Regulation S-X on Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner, Inc. filed in its Annual Report on Form 10-K for the year ended December 31, 2009.
In the opinion of management, all normal recurring accruals considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three months ended March 31, 2010 may not be indicative of the results of operations for the remainder of 2010.
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
Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the general economic environment and actions it may take in the future. We adjust such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on our best judgment at a point in time and as such these estimates may ultimately differ from actual results. Changes in estimates resulting from weakness in the economic environment or other factors beyond our control could be material and would be reflected in the Company’s financial statements in future periods.
Note 2 — Acquisitions
In December 2009 the Company acquired AMR Research, Inc. (“AMR Research”) and Burton Group, Inc. (“Burton Group’). The Company’s consolidated results include the operating results of these acquisitions beginning on their respective acquisition dates. The Company recorded $3.5 million of acquisition and integration charges related to these acquisitions in the three months ended March 31, 2010.
The Company paid a total of $117.3 million in cash for all of the outstanding shares of AMR Research and Burton Group. The final cash purchase price is subject to certain post-close working capital adjustments, which the Company expects will be resolved in the quarterly period ending June 30, 2010. The Company considers the allocation of the purchase price to be preliminary as it relates to both the working capital adjustments and certain tax related items.
In connection with the acquisitions, the Company received contractual indemnifications from the selling shareholders for certain pre-acquisition liabilities of the acquired companies. The Company estimated these liabilities at approximately $6.1 million. In accordance with FASB ASC Topic 805, the Company recorded a $6.1 million receivable in Prepaid expenses and other current assets and a $6.1 million liability in Accrued liabilities, which were included in the purchase price allocation. The Company believes the indemnification assets are fully collectible, since a portion of the sale proceeds were escrowed pending resolution of the liabilities.

In March 2010, approximately $1.5 million of these pre-acquisition liabilities were settled and paid from the escrowed funds, resulting in a reduction of $1.5 million in both the recorded receivable and liability. The $1.5 million settlement had no impact on the Company’s results of operations, cash flows, or recorded goodwill.
Note 3 — Comprehensive Income
The components of Comprehensive income include net income, foreign currency translation adjustments, realized and unrealized gains or losses on interest rate swaps, and unrealized gains and losses on defined benefit pension plans. Amounts recorded in Comprehensive income are as follows:

	Three Months Ended
	March 31,
	2010	2009
Net income:	$19,403	$19,996
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,540)	1,188
Unrealized gain on interest rate swaps	704	646
Amortization of realized gain on terminated interest rate swap	(26)	(74)
Amortization of pension unrealized gain	(59)	(44)

Other comprehensive (loss) income	(1,921)	1,716

Comprehensive income	$17,482	$21,712

Note 4 — Computation of Earnings Per Share
The following table sets forth the reconciliation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Net income used for calculating basic and diluted earnings per share	$19,403	$19,996

Denominator:
Weighted average number of common shares used in the calculation of basic earnings per share	95,963	93,898
Common stock equivalents associated with stock-based compensation plans (1)	3,686	1,865

Shares used in the calculation of diluted earnings per share	99,649	95,763

Basic earnings per share	$0.20	$0.21

Diluted earnings per share	$0.19	$0.21

(1)	For the three months ended March 31, 2010 and 2009, 0.5 million and 3.8 million, respectively, of common stock equivalents were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
Note 5 — Stock-Based Compensation
The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company’s stock compensation awards include stock-settled stock appreciation rights, restricted stock, service- and performance-based restricted stock units, common stock equivalents, and stock options. At March 31, 2010, the Company had approximately 6.4 million shares of its common stock, par value $.0005 per share (the “Common Stock”) available for awards of stock-based compensation under its 2003 Long-Term Incentive Plan.
The Company accounts for stock-based compensation in accordance with FASB ASC Topics 505 and 718, as interpreted by SEC Staff Accounting Bulletins No. 107 (“SAB No. 107”) and No. 110 (“SAB No. 110”). Stock-based compensation expense is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of estimated forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period. At the present time, the Company issues treasury shares upon the exercise, release or settlement of stock-based compensation awards.

Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain highly complex and subjective assumptions, including the expected life of the stock compensation awards and the Common Stock price volatility. In addition, determining the appropriate amount of associated periodic expense requires management to estimate the amount of employee forfeitures and the likelihood of the achievement of certain performance targets. The assumptions used in calculating the fair value of stock compensation awards and the associated periodic expense represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, then the amount of expense may need to be adjusted and future stock compensation expense could be materially different from what has been recorded in the current period.
Stock-Based Compensation Expense
The Company recognized the following amounts of stock-based compensation expense by award type in the periods indicated (in millions):

	Three Months Ended
	March 31,
Award type:	2010	2009
Stock appreciation rights (SARs)	$1.7	$1.1
Common stock equivalents (CSEs)	0.1	0.1
Restricted stock units (RSUs)	7.4	5.6

Total (1)	$9.2	$6.8

(1)	Includes $2.3 million and $1.1 million, respectively, for charges determined in accordance with the Company’s retirement-eligible policy.
Stock-based compensation was recognized in the Consolidated Statements of Operations as follows (in millions):

	Three Months Ended
	March 31,
Amount recorded in:	2010	2009
Cost of services and product development	$4.7	$3.1
Selling, general and administrative	4.5	3.7

Total stock-based compensation expense	$9.2	$6.8

As of March 31, 2010, the Company had $60.3 million of total unrecognized stock-based compensation cost, which is expected to be recognized as stock-based compensation expense over the remaining weighted-average service period of approximately 2.4 years.
Stock-Based Compensation Awards
The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards in accordance with FASB ASC Topic 505:
Stock Appreciation Rights
Stock-settled stock appreciation rights (SARs) are settled in common shares and are similar to stock options as they permit the holder to participate in the appreciation of the Common Stock. SARs may be settled in shares of Common Stock by the employee once the applicable vesting criteria have been met. SARs vest ratably over a four-year service period and expire seven years from the grant date. The fair value of SARs awards is recognized as compensation expense on a straight-line basis over four years. SARs are awarded only to the Company’s executive officers.
When SARs are exercised, the number of shares of Common Stock issued is calculated as follows: (1) the total proceeds from the SARs exercise (calculated as the closing price of the Common Stock on the date of exercise less the exercise price of the SARs, multiplied by the number of SARs exercised) is divided by (2) the closing price of the Common Stock on the exercise date. The Company will withhold a portion of the share of Common Stock issued upon exercise to satisfy minimum statutory tax withholding requirements. SARs recipients do not have any of the rights of a Gartner stockholder, including voting rights and the right to receive dividends and distributions, until after actual shares of common stock are issued in respect of the award, which is subject to the prior satisfaction of the vesting and other criteria relating to such grants.

A summary of the changes in SARs outstanding for the three months ended March 31, 2010, follows:

			Per Share	Weighted
		Per Share	Weighted-	Average
		Weighted-	Average	Remaining
	SARs in	Average	Grant Date	Contractual
	millions	Exercise Price	Fair Value	Term
Outstanding at December 31, 2009	2.9	$15.43	$6.09	4.67 years
Granted	0.5	22.06	8.27	6.87 years
Forfeited	—	—	—	na
Exercised	(0.3)	14.48	5.99	na

Outstanding at March 31, 2010 (1)	3.1	$16.74	$5.00	5.01 years

Vested and exercisable at March 31, 2010 (1)	1.2	$16.90	$6.49	4.17 years

na=not applicable

(1)	At March 31, 2010, SARs outstanding had an intrinsic value of $17.2 million. SARs vested and exercisable had an intrinsic value of $6.7 million.
The fair value of the SARs was determined on the date of grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2010	2009
Expected dividend yield (1)	0%	0%
Expected stock price volatility (2)	40%	50%
Risk-free interest rate (3)	2.4%	2.3%
Expected life in years (4)	4.8	4.8

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. Historically, Gartner has not paid cash dividends on its common stock.

(2)	The determination of expected stock price volatility was based on both historical Common Stock prices and implied volatility from publicly traded options in Common Stock.

(3)	The risk-free interest rate is based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

(4)	The expected life in years is based on the “simplified” calculation provided for in SEC SAB No. 107. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The Company continues to use the simplified method for SARs awards, as permitted by SEC SAB No. 110, since it does not have the necessary historical exercise and forfeiture data to determine an expected life.
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
Common stock equivalents (CSEs) are convertible into Common Stock, and each CSE entitles the holder to one common share. Certain members of our Board of Directors receive directors’ fees payable in CSEs unless they opt for cash payment. Generally, the CSEs are converted when service as a director terminates unless the director has elected an accelerated release.
The fair value of restricted stock, RSUs, and CSEs is determined on the date of grant based on the closing price of the Common Stock as reported by the New York Stock Exchange on that date. The fair value of these awards is recognized as compensation expense as follows: (i) restricted stock awards vest based on the achievement of a market condition and are expensed on a straight-line basis over approximately three years; (ii) service-based RSUs vest ratably over four years and are expensed on a straight-line basis over four years; (iii) performance-based RSUs are subject to both performance and service conditions, vest ratably over four years, and are expensed on an accelerated basis; and (iv) CSEs vest immediately and are recorded as expense on the date of grant.
A summary of the changes in restricted stock, RSUs and CSEs during the three months ended March 31, 2010, follows:

		Weighted-		Weighted-	Common	Weighted-
		Average	Restricted	Average	Stock	Average
	Restricted	Grant Date	Stock Units	Grant Date	Equivalents	Grant Date
	Stock	Fair Value (1)	(RSUs)	Fair Value (1)	(CSEs)	Fair Value (1)
Outstanding at December 31, 2009	200,000	$7.30	3,763,805	$14.57	135,224	na
Granted (2), (3)	—	—	1,084,115	22.06	4,670	$22.41
Vested or released	—	—	(952,373)	15.34	(31,042)	na
Forfeited	—	—	(39,578)	16.28	—	na

Outstanding at March 31, 2010 (4), (5)	200,000	$7.30	3,855,969	$16.29	108,852	na

na=not available

(1)	Per share.

(2)	The 1.1 million RSUs consisted of 0.5 million performance-based RSUs awarded to executives and 0.6 million service-based RSUs awarded to non-executive employees.

The 0.5 million performance-based RSUs represent the target amount of the award. The actual number of RSUs that will ultimately be granted will be between 0% and 200% of the target amount, depending on the level of achievement of the performance metric. The performance metric is the dollar level of the Company’s ending subscription-based contract value for 2010. If the specified minimum level of achievement is not met, the performance-based RSUs will be forfeited in their entirety, and any compensation expense already recorded will be reversed.

(3)	CSEs represent fees paid to directors. The CSEs vest when granted and are convertible into common shares when the director leaves the Board of Directors or earlier if the director elects to accelerate the release.

(4)	Vesting on the 200,000 shares of restricted stock held by our CEO is subject to a market condition as follows: (i) 100,000 shares will vest when the Common Stock trades at an average price of $25 or more each trading day for sixty consecutive trading days; and (ii) 100,000 shares will vest when the Common Stock trades at an average price of $30 or more each trading day for sixty consecutive trading days. There is no remaining unamortized cost on these shares.

(5)	The weighted-average remaining contractual term of the RSUs is 1.7 years. The restricted stock awards and the CSEs have no defined contractual term.
Stock Options
Historically, the Company granted stock options to employees that allowed them to purchase shares of the Company’s common stock at a certain price. The Company has not made significant stock option grants since 2005. All outstanding options are fully vested and there is no remaining unamortized cost. The Company received approximately $5.9 million in cash from option exercises in the three months ended March 31, 2010.
A summary of the changes in stock options outstanding in the three months ended March 31, 2010, follows:

			Weighted
		Per Share	Average
		Weighted-	Remaining	Aggregate
	Options in	Average	Contractual	Intrinsic Value
	millions	Exercise Price	Term	(in millions)
Outstanding at December 31, 2009	4.7	$10.65	3.07 years	$34.8
Expired	—	—	na	na
Exercised (1)	(0.6)	10.19	na	na

Outstanding at March 31, 2010	4.1	$10.71	2.89 years	$47.6

na=not applicable

(1)	Options exercised during the three months ended March 31, 2010 had an intrinsic value of $7.6 million.

Employee Stock Purchase Plan
The Company has an employee stock purchase plan (the “ESPP Plan”) under which eligible employees are permitted to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation (or $23,750 in any calendar year), at a price equal to 95% of the closing price of the Common Stock as reported by the New York Stock Exchange at the end of each offering period.
At March 31, 2010, the Company had approximately 1.5 million shares available for purchase under the ESPP Plan. The ESPP Plan is considered non-compensatory under FASB ASC Topic 718, and as a result the Company does not record compensation expense related to employee share purchases. The Company received approximately $0.8 million in cash from share purchases under the Plan in the three months ended March 31, 2010.
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
The Company evaluates reportable segment performance and allocates resources based on gross contribution margin. Gross contribution, as presented in the table below, is defined as operating income excluding certain Cost of services and product development and Selling, general and administrative (“SG&A”) expenses, depreciation, acquisition and integration charges, amortization of intangibles, and Other charges. Certain bonus and fringe benefit costs included in consolidated Cost of services and product development are not allocated to segment expense. The accounting policies used by the reportable segments are the same as those used by the Company.
The Company does not identify or allocate assets, including capital expenditures, by reportable segment. Accordingly, assets are not reported by segment because the information is not available and is not reviewed in the evaluation of segment performance or in making decisions in the allocation of resources. There are no inter-segment revenues.
The following tables present information about the Company’s reportable segments (in thousands):

	Research	Consulting	Events	Consolidated
Three Months Ended March 31, 2010:
Revenues	$210,673	$71,639	$13,521	$295,833
Gross contribution	138,735	28,422	5,215	172,372
Corporate and other expenses				(143,174)

Operating income				$29,198

	Research	Consulting	Events	Consolidated
Three Months Ended March 31, 2009:
Revenues	$187,688	$70,319	$15,526	$273,533
Gross contribution	124,731	27,020	4,783	156,534
Corporate and other expenses				(122,083)

Operating income				$34,451

Note 7 — Goodwill and Intangible Assets
Goodwill
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
The following table presents changes to the carrying amount of goodwill by reporting segment during the three months ended March 31, 2010 (in thousands):

	Research	Consulting	Events	Total
Balance, December 31, 2009	$370,630	$100,744	$42,238	$513,612
Foreign currency translation adjustments	(2,833)	(962)	(62)	(3,857)

Balance, March 31, 2010	$367,797	$99,782	$42,176	$509,755

Intangible Assets

			Customer	Noncompete
March 31, 2010	Content	Trade Name	Relationships	Agreements	Total
Gross cost	$10,634	$5,758	$14,910	$401	$31,703
Accumulated amortization	(1,772)	(288)	(8,150)	(311)	(10,521)

Net	$8,862	$5,470	$6,760	$90	$21,182

			Customer	Noncompete
December 31, 2009	Content	Trade Name	Relationships	Agreements	Total
Gross cost	$10,634	$5,758	$14,910	$416	$31,718
Accumulated amortization	—	—	(7,315)	(290)	(7,605)

Net	$10,634	$5,758	$7,595	$126	$24,113

Intangible assets are being amortized against earnings over the following periods:

			Customer	Noncompete
	Content	Trade Name	Relationships	Agreements
Useful Life (Years)	1.5	5	4	2-5
Aggregate amortization expense related to intangible assets was $2.9 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively.
The estimated future amortization expense by year from purchased intangibles is as follows (in thousands):

2010 (remaining nine months)	$7,605
2011	6,525
2012	2,955
2014	2,955
2015 and thereafter	1,142

$21,182

Note 8 — Debt
Credit Agreement
The Company has a Credit Agreement dated as of January 31, 2007, that provides for a $300.0 million revolving credit facility and a five-year, $180.0 million term loan (the “original term loan”). On April 9, 2008, the Company entered into a First Amendment with the lenders to the Credit Agreement, which provided for a new $150.0 million term loan (the “2008 term loan”). The revolving credit facility may be increased up to an additional $100.0 million at the discretion of the Company’s lenders (the “expansion feature”), for a total revolving credit facility of $400.0 million. However, the $100.0 million expansion feature may or may not be available to the Company depending upon prevailing credit market conditions. To date, the Company has not sought to borrow under the expansion feature.
The following table provides information regarding amounts outstanding under the Company’s Credit Agreement:

	Amount	Amount	Annualized
	Outstanding	Outstanding	Effective
	December 31, 2009	March 31, 2010	Interest Rates
	(In thousands)	(In thousands)	March 31, 2010(3)
Description:
Original Term Loan (1)	$126,000	$117,000	5.94%
2008 Term Loan (1)	75,000	70,000	1.55%
Revolver (2)	128,000	180,000	1.15%

Total	$329,000	$367,000

(1)	During the three months ended March 31, 2010, the Company repaid $9.0 million of the original term loan and $5.0 million of the 2008 term loan pursuant to the loan amortization schedules.

(2)	The Company had approximately $118.6 million of available borrowing capacity on the revolver (not including the expansion feature) as of March 31, 2010.

(3)	The annualized effective rate on the original term loan consisted of the interest rate swap rate (see below) of 5.06% plus a margin of 0.88%. The effective rate on the 2008 term loan consisted of a three-month LIBOR base rate plus a margin of 1.25%, while the revolver rate consisted of a LIBOR base rate plus a margin of 0.88%.
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
The Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum annualized contract value ratio and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, and make investments. A failure to comply with these covenants in the future could result in acceleration of all amounts outstanding under the Credit Agreement, which would materially impact our financial condition unless accommodations could be negotiated with our lenders. The Company was in full compliance with its financial covenants as of March 31, 2010.
Interest Rate Swap Contract
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

The Company accounts for the interest rate swap on its original term loan as a cash flow hedge in accordance with FASB ASC Topic 815. Since the swap is hedging the forecasted interest payments on the term loan and qualifies as a cash flow hedge, changes in the fair value of the swap are recorded in Other comprehensive income as long as the swap continues to be a highly effective hedge of the base interest rate risk on the term loan. Any ineffective portion of change in the fair value of the hedge is recorded in earnings. At March 31, 2010 there was no ineffective portion of the hedge. The interest rate swap had a negative fair value of approximately $5.8 million at March 31, 2010, which is recorded in Other comprehensive income, net of tax effect.
Letters of Credit
The Company issues letters of credit and related guarantees in the ordinary course of business to facilitate transactions with customers and others. At March 31, 2010, the Company had outstanding letters of credit and guarantees of approximately $1.7 million.
Note 9 — Equity and Stock Programs
Share Repurchases
The Company has a $250.0 million authorized stock repurchase program, of which $43.5 million remained available for repurchases as of March 31, 2010. Repurchases are made from time-to-time through open market purchases and are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases are also made from time-to-time in connection with the settlement of the Company’s shared-based compensation awards. Repurchases may be funded from cash flow from operations and borrowings under the Company’s Credit Agreement.
The Company’s share repurchase activity was as follows:

	Three Months Ended
	March 31,
	2010	2009
Number of shares repurchased	1,503,700	186,694
Cost of repurchased shares (in thousands):	$35,172	$2,150

Note 10 — Income Taxes
The provision for income taxes was $8.2 million for the three months ended March 31, 2010 as compared to $9.0 million in the prior year quarter. The effective tax rate was 29.6% for the three months ended March 31, 2010 and 31.1% for the same period in 2009. The decrease in the effective tax rate was primarily due to a change in the estimated mix of pre-tax income by jurisdiction.
As of March 31, 2010 and March 31, 2009, the Company had gross unrecognized tax benefits of $14.1 million and $16.6 million, respectively. The reduction is primarily attributable to the expiration of certain statutes of limitation offset, in part, by increases to gross unrecognized tax benefits recorded during the same period. It is reasonably possible that the gross unrecognized tax benefits will be decreased by $0.6 million within the next 12 months due primarily to settlements of outstanding audits. As of March 31, 2010 and March 31, 2009, the Company had Other liabilities of $13.5 million and $14.5 million, respectively, related to long term uncertain tax positions.
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
Note 11 — Derivatives and Hedging
The Company typically enters into a limited number of derivative contracts to offset the potentially negative effects of interest rate and foreign exchange movements. The Company accounts for its outstanding derivative contracts in accordance with FASB ASC Topic 815, which requires all derivatives, whether designated as hedges or not, to be recorded on the balance sheet at fair value.
The following tables provide information regarding the Company’s outstanding derivatives contracts as of March 31, 2010 and December 31, 2009 (in thousands, except for number of outstanding contracts):

March 31, 2010

	Number of	Contract	Fair Value	Balance	Gain (Loss)
	Outstanding	Notional	Asset	Sheet	Recorded in
Derivative Contract Type	Contracts	Amount	(Liability) (4)	Line Item	OCI (5)
Interest Rate Swap (1)	1	$117,000	$(5,764)	Other liabilities	$(3,458)
Interest Rate Swap (2)	1	105,000	(2,643)	Other liabilities	(884)
Foreign Currency Forwards (3)	14	58,500	(214)	Accrued liabilities	—

Total	16	$280,500	$(8,621)		$(4,342)

December 31, 2009

	Number of	Contract	Fair Value	Balance	Gain (Loss)
	Outstanding	Notional	Asset	Sheet	Recorded in
Derivative Contract Type	Contracts	Amount	(Liability) (4)	Line Item	OCI (5)
Interest Rate Swap (1)	1	$126,000	$(6,594)	Other liabilities	$(3,956)
Interest Rate Swap (2)	1	112,500	(2,769)	Other liabilities	(1,090)
Foreign Currency Forwards (3)	19	117,296	740	Other current assets	—

Total	21	$355,796	$(8,623)		$(5,046)

(1)	The Company designates and accounts for this interest rate swap as a cash flow hedge of debt (see Note 8 — Debt).

(2)	Prior to September 30, 2009, the Company accounted for this interest rate swap as a cash flow hedge of debt. On September 30, 2009, the Company discontinued hedge accounting on this interest rate swap and as a result, the remaining unrecognized loss in OCI is being amortized against earnings through the maturity of the previously hedged debt.

(3)	The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currencies in which the Company and its subsidiaries operate. The Company may enter into foreign currency forward exchange contracts to offset the effects of this foreign currency transaction risk. These contracts are normally short term in duration. Both realized and unrealized gains and losses are recognized in earnings since the Company does not designate these contracts as hedges for accounting purposes.

(4)	See Note 12 — Fair Value Disclosures for the determination of the fair value of these instruments.

(5)	Represents the amount recorded in Other comprehensive income (OCI), net of tax effect.
At March 31, 2010, the Company’s derivative counterparties were all large investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties, and none of the derivative contracts contained credit-risk related contingent features.
The following table provides information regarding gains and losses on the Company’s derivative contracts that have been recorded in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 31,
Amount recorded in:	2010	2009
Interest expense, net (1)	$2,443	$1,852
Other expense (income), net (2)	726	(2,281)

Total expense (income), net	$3,169	$(429)

(1)	Includes amounts reclassified from OCI to earnings during the period for interest rate swap contracts.

(2)	Includes the net amount of realized and unrealized gains and losses on foreign currency forward contracts.

Note 12 — Fair Value Disclosures
The Company’s financial instruments include cash and cash equivalents, fees receivable from customers, accounts payable, and accruals which are normally short-term in nature. The Company believes the carrying amounts of these financial instruments reasonably approximates their fair value.
At March 31, 2010, the Company had $367.0 million of outstanding floating rate debt, which is carried at amortized cost. The Company believes the carrying amount of the debt reasonably approximates its fair value as the rate of interest on the term loans and revolver are floating rate which reflect current market rates of interest for similar instruments with comparable maturities.
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
The following table presents Company assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair Value
March 31, 2010
Description:
Assets:
Deferred compensation assets (1)	$21,119

Liabilities:
Interest rate swap contracts (2)	$8,406
Foreign currency forward contracts (3)	214

$8,620

(1)	The Company has a supplemental deferred compensation arrangement for the benefit of certain highly compensated officers, managers and other key employees. The assets consist of investments in money market and mutual funds, and company-owned life insurance. The money market and mutual funds consist of cash equivalents or securities traded in active markets, which the Company considers the fair value of these assets to be based on a Level 1 input. The value of the Company-owned life insurance is based on indirectly observable prices which the Company considers to be Level 2 inputs.

(2)	The Company has two interest rate swap contracts (see Note 11—Derivatives and Hedging). To determine the fair value of the swaps, the Company relies on mark-to-market valuations prepared by third-party brokers based on observable interest rate yield curves. Accordingly, the fair value of the swaps is determined under a Level 2 input.

(3)	The Company periodically enters into foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates (see Note 11—Derivatives and Hedging). Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets; thus the Company measures the fair value of these contracts under a Level 2 input.
Note 13 — Employee Benefits
Defined Benefit Pension Plans
The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company accounts for material defined benefit plans in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $0.4 million for both the three months ended March 31, 2010 and 2009. None of these plans have plan assets as defined under FASB ASC Topic 960.
Note 14 — Contingencies
We are involved in legal proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position or results of operations when resolved in a future period.

The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of March 31, 2010, the Company did not have any indemnification agreements that would require material payments.
Note 15 — Subsequent Event
Our corporate headquarters is located in approximately 213,000 square feet of leased office space in three buildings located in Stamford, Connecticut. Our Stamford facility accommodates research and analysis, marketing, sales, client support, production, corporate services, executive offices, and administration. The lease for the Stamford facility was scheduled to expire in October 2010.
On April 16, 2010, the Company entered into an amended and restated lease agreement (the “2010 Lease”) to renew the lease on the Stamford headquarters facility. Under the terms of the 2010 Lease, the landlord will provide up to $25.0 million to be used to renovate the three buildings and the parking areas comprising the facility. The 2010 Lease provides for a term of fifteen years, which commences after the earlier of the completion of all of the renovations or June 1, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of the following Management’s Discussion and Analysis (“MD&A”) is to help facilitate the understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009. Historical results and percentage relationships are not necessarily indicative of operating results for future periods. References to “the Company,” “we,” “our,” and “us” in this MD&A are to Gartner, Inc. and its subsidiaries.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, in December 2009 we acquired AMR Research, Inc. (“AMR Research”), and Burton Group, Inc. (“Burton Group’). As a result, the MD&A disclosures herein include the operating results and business measurements of these acquired businesses for the three months ended March 31, 2010, but excludes them for the three months ended March 31, 2009.
Forward-Looking Statements
In addition to historical information, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Factors That May Affect Future Performance” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers also should review carefully any risk factors described in other reports filed by us with the Securities and Exchange Commission.
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
We have three business segments: Research, Consulting and Events.
•	Research provides insight for CIOs, other IT executives and professionals, business leaders, technology companies and the investment community through research reports and briefings, access to our analysts, as well as peer networking services and membership programs.
•	Consulting consists primarily of client engagements that utilize our research insight, benchmarking data, problem-solving methodologies and hands on experience to improve the return on an organization’s IT investment through assessments of cost, performance, efficiency and quality.
•	Events consists of various symposia, summits, and conferences focused on the IT industry as a whole, as well as IT applicable to particular industries and particular roles within an organization.

BUSINESS MEASUREMENTS
We believe the following business measurements are important performance indicators for our business segments:

BUSINESS SEGMENT	BUSINESS MEASUREMENTS
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
We had total revenues of $295.8 million in the three months ended March 31, 2010, an increase of 8%, or $22.3 million, compared to the prior year quarter. Revenues increased in our Research and Consulting segments but declined in Events. Excluding the impact of foreign currency translation, total revenues were up about 4%. We had net income of $19.4 million in the first quarter of 2010, a decrease of 3% from the prior year quarter. Diluted earnings per share was $0.19 per share in the first quarter of 2010 compared to $0.21 in the prior year quarter.
Research revenues were up 12% quarter-over-quarter, to $210.7 million in the first quarter of 2010 from $187.7 million in the prior year quarter. The contribution margin was 66% for both periods. At March 31, 2010, Research contract value was over $864.0 million, an increase of 14% over March 31, 2009, with approximately half of the increase due to the acquisitions of AMR Research and Burton Group. Client retention was 80% and wallet retention was 89% at March 31, 2010.
Consulting revenues increased 2% in the three months ended March 31, 2010 compared to the prior year quarter, despite a 6% decline in billable headcount. The segment contribution margin improved by 2 points. Consultant utilization was 72% for both the three months ended March 31, 2010 and 2009.
Events revenues decreased 13% in the first quarter of 2010 compared to the prior year quarter. The decline was primarily due to timing as we held 9 events in the first quarter of 2010 and 12 in the first quarter of 2009. We held 7 on-going events in both quarters, with increased attendees and exhibitors in the 2010 quarter. The quarter-over-quarter segment contribution margin improved by 8 points, mostly due to higher revenues and reduced expenses at our on-going events.
For a more detailed discussion of our segment results, see Segment Results below.
Our cash and cash equivalents totaled $105.9 million as of March 31, 2010 and we had $118.6 million of available borrowing capacity under our revolving credit facility. We believe we have a strong cash position and adequate borrowing capacity.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements requires the application of appropriate accounting policies and the use of estimates. The policies discussed below are considered by management to be critical to an understanding of Gartner’s financial statements because their application requires complex and subjective management judgments and estimates. Risks related to these critical accounting policies are described below.
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
For those government contracts that permit termination, we bill the client the full amount billable under the contract but only record a receivable equal to the earned portion of the contract. In addition, we only record deferred revenue on these government contracts when cash is received. Deferred revenues attributable to government contracts were $68.9 million and $65.3 million at March 31, 2010 and December 31, 2009, respectively. In addition, at March 31, 2010 and December 31, 2009, we had not recognized uncollected receivables or deferred revenues relating to government contracts that permit termination of $6.6 million and $8.3 million, respectively.
Uncollectible fees receivable — The allowance for losses is composed of a bad debt and a sales reserve. Provisions are charged against earnings, either as a reduction in revenues or an increase to expense. The measurement of likely and probable losses and the allowance for losses is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires material estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of fees receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients’ liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due, and the effectiveness of our collection efforts. The following table provides our total fees receivable, along with the related allowance for losses (in thousands):

	March 31,	December 31,
	2010	2009
Total fees receivable	$311,365	$325,698
Allowance for losses	(8,200)	(8,100)

Fees receivable, net	$303,165	$317,598

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
We completed our annual goodwill impairment testing in the quarter ended September 30, 2009 and concluded that the fair values of each of the Company’s reporting units substantially exceeded their respective carrying values.
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
Restructuring and other accruals — We may record accruals for severance costs, costs associated with excess facilities that we have leased, contract terminations, asset impairments, and other items as a result of on-going actions we undertake to streamline our organization, reposition certain businesses and reduce ongoing costs. Estimates of costs to be incurred to complete these actions, such as future lease payments, sublease income, the fair value of assets, and severance and related benefits, are based on assumptions at the time the actions are initiated. These accruals may need to be adjusted to the extent actual costs differ from such estimates. In addition, these actions may be revised due to changes in business conditions that we did not foresee at the time such plans were approved.
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
RESULTS OF OPERATIONS
Overall Results
The following table summarizes the changes in selected line items in our interim Condensed Consolidated Statements of Operation for the periods indicated (dollars in thousands):

	Three Months	Three Months	Income	Income
	Ended	Ended	Increase	Increase
	March 31,	March 31,	(Decrease)	(Decrease)
	2010 (1)	2009	In $	In %

Total revenues	$295,833	$273,533	$22,300	8%
Costs and expenses:
Cost of services & product development	123,046	116,644	(6,402)	(5)%
Selling, general and administrative	130,568	115,564	(15,004)	(13)%
Depreciation	6,584	6,475	(109)	(2)%
Amortization of intangibles	2,926	399	(2,527)	>(100)%
Acquisition & integration charges	3,511	—	(3,511)	(100)%

Operating income	29,198	34,451	(5,253)	(15)%
Interest expense, net	(3,384)	(4,180)	796	19%
Other income (expense), net	1,752	(1,246)	2,998	>100%
Provision for income taxes	8,163	9,029	866	10%

Net income	$19,403	$19,996	$(593)	(3)%

(1)	Includes the operating results of AMR Research and Burton Group, which we acquired in December 2009.
Total revenues for the three months ended March 31, 2010, increased $22.3 million, or 8%, compared to the same period in 2009. Revenues increased in our Research and Consulting segments but declined in Events. Excluding the positive impact of foreign currency, total revenues for the three months ended March 31, 2010 were up about 4% over the prior year quarter. Of the $22.3 million revenue increase, approximately $11.8 million was attributable to the acquired businesses of AMR Research and Burton Group.
Please refer to the section of this MD&A below entitled “Segment Results” for a further discussion of revenues and results by segment.
Cost of services and product development was 5% higher quarter-over-quarter, or $6.4 million, with about $4.5 million of the increase due to unfavorable foreign currency impact. The remaining increase was primarily due to increased payroll costs, to include the additional headcount related to the AMR Research and Burton Group businesses, and higher charges for stock-based compensation. Somewhat offsetting these increases were lower conference expenses due to changes in our events calendar. Cost of services and product development as a percentage of sales decreased by 1 point, to 42% from 43%, due to improved contribution margins in our Consulting and Events segments.
Selling, general and administrative (“SG&A”) was $15.0 million higher quarter-over-quarter, or 13%. The unfavorable impact of foreign currency translation increased expense by about $4.6 million. We also had approximately $11.6 million of higher sales commissions, payroll, and other personnel charges, which includes additional headcount costs due to the AMR Research and Burton Group acquisitions, as well as higher stock-based compensation expense. Somewhat offsetting these increases were $1.2 million in reduced charges for severance, recruiting, and other items.
Depreciation expense increased 2% quarter-over-quarter. Capital spending was $3.4 million in the first quarter of 2010 compared to $4.5 million in the same period in 2009, a 25% decline.
Amortization of intangibles was $2.9 million in the three months ended March 31, 2010 compared to $0.4 million in the same period in 2009. The increase was due to the intangibles recorded related to the acquisitions of AMR Research and Burton Group in December 2009.
Acquisition and Integration Charges was $3.5 million in the three months ended March 31, 2010. These charges relate to the acquisitions of AMR Research and Burton Group in December 2009, and include legal, consulting, severance, and other costs.
Operating Income decreased 15% quarter-over-quarter, to $29.2 million in the three months ended March 31, 2010 compared to $34.5 million the same period in the prior year. Operating income as a percentage of revenues declined 3 points quarter-over-quarter, primarily due to higher SG&A charges, as well as additional intangible amortization and the acquisition and integration charges related to the AMR Research and Burton Group acquisitions.
Please refer to the section of this MD&A entitled “Segment Results” below for a further discussion of revenues and results by segment.
Interest Expense, Net declined 19% quarter-over-quarter. The decline was mostly due to a reduction in the weighted-average amount of debt outstanding.
Other Income (Expense), Net for the three months ended March 31, 2010 primarily consisted of a $2.4 million gain due to an insurance recovery of a prior period loss, partially offset by $0.6 million in net foreign currency exchange losses.
Provision For Income Taxes was $8.2 million for the three months ended March 31, 2010 as compared to $9.0 million in the prior year quarter. The effective tax rate was 29.6% for the three months ended March 31, 2010 and 31.1% for the same period in 2009. The decrease in the effective tax rate was primarily due to a change in the estimated mix of pre-tax income by jurisdiction.
Net Income was $19.4 million and $20.0 million for the three months ending March 31, 2010 and 2009, respectively. Basic earnings per share declared $0.01 per share, while diluted earnings per share was down by $0.02 per share quarter-over-quarter due to lower net income and a higher number of diluted shares in the first quarter of 2010.
SEGMENT RESULTS
We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain Cost of services and product development charges, SG&A expenses, Depreciation, Amortization of intangibles, Acquisition and integration charges, and Other charges. Gross contribution margin is defined as gross contribution as a percentage of revenues.

The following sections present the results of our three segments:
Research

	As Of And	As Of And
	For The	For The
	Three Months	Three Months
	Ended	Ended		Percentage
	March 31,	March 31,	Increase	Increase
	2010 (1)	2009	(Decrease)	(Decrease)

Financial Measurements:
Revenues (2)	$210,673	$187,688	$22,985	12%
Gross contribution (2)	$138,735	$124,731	$14,004	11%
Gross contribution margin	66%	66%	—	—

Business Measurements:
Contract value (2)	$864,428	$760,704	$103,724	14%
Client retention	80%	80%	—	—
Wallet retention	89%	90%	(1) point	—
Exec. program members	3,825	3,573	252	7%

(1)	Includes AMR Research and Burton Group, which we acquired in December 2009.

(2)	Dollars in thousands.
Research revenues increased 12% on a quarter-over-quarter basis and excluding the favorable effect of foreign currency translation, revenues were up about 8%. Slightly less than half of the $23.0 million revenue increase was attributable to the AMR Research and Burton Group businesses. The segment gross contribution margin was flat quarter-over-quarter, at 66%.
Research contract value increased $103.7 million compared to the prior year, but excluding the impact of foreign currency translation, research contract value was up about 10%. Approximately half of the increase in contract value was attributable to the AMR Research and Burton Group businesses.
Consulting

	As Of And	As Of And
	For The	For The
	Three Months	Three Months
	Ended	Ended		Percentage
	March 31,	March 31,	Increase	Increase
	2010 (1)	2009	(Decrease)	(Decrease)

Financial Measurements:
Revenues (2)	$71,639	$70,319	$1,320	2%
Gross contribution (2)	$28,422	$27,020	$1,402	5%
Gross contribution margin	40%	38%	2 points	—

Business Measurements:
Backlog (2)	$89,091	$86,657	$2,434	3%
Billable headcount	444	470	(26)	(6)%
Consultant utilization	72%	72%	—	—
Average annualized revenue per billable headcount (2)	$441	$413	$28	7%

(1)	Includes AMR Research and Burton Group, which we acquired in December 2009.

(2)	Dollars in thousands.
The quarter-over-quarter revenue increase was due to higher revenues in our core consulting and strategic advisory services (SAS) businesses, which was slightly offset by lower revenues in our contract optimization business. Consulting revenues decreased about 2% quarter-over-quarter adjusted for foreign currency impact. The revenue contributions from AMR Research and Burton Group in the three months ended March 31, 2010, were not significant.
Excluding the favorable impact from foreign currency translation, core consulting revenues were down slightly versus the prior year, principally due to lower billable headcount which was partially offset by improved billing rates. The reduction in revenues in our contract optimization business reflects a stronger than usual quarter for this business in the 2009 quarter.
The gross contribution margin improved by 2 points quarter-over-quarter due to the higher billing rate in core consulting and additional SAS days fulfilled.

Events

	As Of And	As Of And
	For The	For The
	Three Months	Three Months
	Ended	Ended		Percentage
	March 31,	March 31,	Increase	Increase
	2010 (1)	2009	(Decrease)	(Decrease)

Financial Measurements:
Revenues (2)	$13,521	$15,526	$(2,005)	(13)%
Gross contribution (2)	$5,215	$4,783	$432	9%
Gross contribution margin	39%	31%	8 points	—

Business Measurements:
Number of events	9	12	(3)	(25)%
Number of attendees	3,374	3,883	(509)	(13)%

(1)	Includes AMR Research and Burton Group, which we acquired in December 2009.

(2)	Dollars in thousands.
Events revenues declined 13% quarter-over-quarter but excluding the favorable impact of foreign currency translation, revenues were down about 17%.
The revenue decrease was primarily due to the timing of our events calendar and to a lesser extent, the impact of discontinued events. We held 9 events in the three months ended March 31, 2010, consisting of 7 on-going events and 2 events moved in to the quarter. Two events that had been held in the first quarter of 2009 were discontinued and 3 others were moved to another quarter in 2010. Partially offsetting the revenue decline due to timing and discontinued events was a $0.6 million increase in revenue from our 7 on-going events, with the number of attendees up 2% and the number of exhibitors up 5%. We had higher average attendee revenue but flat average exhibitor revenue from these on-going events in the 2010 quarter.
The gross contribution margin was up 8 points quarter-over-quarter, due to higher revenue and reduced expenses at our on-going events and to a lesser extent, the discontinuing of lower margin events.
LIQUIDITY AND CAPITAL RESOURCES
We finance our operations primarily through cash generated from our on-going operating activities. As of March 31, 2010, we had $105.9 million of cash and cash equivalents and $118.6 million of available borrowing capacity under our revolving credit facility (not including the $100.0 million expansion feature). Our cash and cash equivalents are held in numerous locations throughout the world, with approximately 92% held outside the United States as of March 31, 2010.
We believe that the cash we expect to earn from our on-going operating activities, our existing cash balances, and the borrowing capacity we have under our revolving credit facility will be sufficient for our expected short-term and foreseeable long-term operating needs.
The following table summarizes the changes in the Company’s cash and cash equivalents (in thousands):

	Three Months	Three Months
	Ended	Ended	Dollar
	March 31,	March 31,	Increase
	2010	2009	(Decrease)

Cash provided by operating activities	$(7,966)	$14,827	$(22,793)
Cash used by investing activities	(15,108)	(4,536)	(10,572)
Cash provided (used) in financing activities	14,730	(79,506)	94,236

Net (decrease) increase	(8,344)	(69,215)	60,871
Effects of exchange rates	(2,317)	(1,451)	(866)
Beginning cash and cash equivalents	116,574	140,929	(24,355)

Ending cash and cash equivalents	$105,913	$70,263	$35,650

Operating
While net income was down slightly quarter-over-quarter, our operating cash flow decreased by $22.8 million, due to several factors. We had $12.0 million in higher commission and incentive payments, due to our strong sales performance in the fourth quarter of 2009, as well as higher payables of $6.5 million, which was timing related. We also paid approximately $3.5 million in acquisition and integration payments related to the acquisitions of AMR Research and Burton Group which closed in December 2009, and we had a decline of about $9.0 million in our other working capital accounts. Somewhat offsetting these declines were $2.4 million in cash we received from an insurance recovery and approximately $5.8 million in lower cash payments for severance, interest, and taxes.
Investing
We used an additional $10.6 million of cash in the three months ended March 31, 2010 compared to the prior year quarter, due to $11.7 million of cash paid in the first quarter of 2010 related to the acquisition of Burton Group in December 2009. We used $3.4 million of cash for capital expenditures in 2010 compared to $4.5 million in 2009.
Financing
Cash provided from our financing activities was $14.7 million in the three months ended March 31, 2010, compared to cash used of $79.5 million in the prior year quarter. On a net basis, we borrowed an additional $38.0 million in the three months ended March 31, 2010, compared to payments of $78.3 million in the prior year quarter. We also realized $11.9 million from option exercises and excess tax benefits in the 2010 period compared to $0.9 million in the 2009 period. We used an additional $33.0 million for share repurchases in 2010, with $35.2 million used in the first quarter of 2010 compared to $2.2 million in the first quarter of 2009.
OBLIGATIONS AND COMMITMENTS
Credit Agreement
At March 31, 2010, we had $367.0 million outstanding under our Credit Agreement, which includes two amortizing term loans and a $300.0 million revolving credit facility. The revolving credit facility may be increased up to an additional $100.0 million at our lenders’ discretion (the “expansion feature”), for a total revolving credit facility of $400.0 million. However, the $100.0 million expansion feature may or may not be available to us depending upon prevailing credit market conditions.
The term loans are being repaid in consecutive quarterly installments plus a final payment due on January 31, 2012, and may be prepaid at any time without penalty or premium at our option. The revolving loans may be borrowed, repaid and reborrowed until January 31, 2012, at which time all amounts borrowed must be repaid. See Note 8 — Debt in the accompanying Notes to the interim condensed consolidated financial statements for additional information regarding the Company’s Credit Agreement.
Off-Balance Sheet Arrangements
Through March 31, 2010, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.
Stamford Headquarters Lease Renewal
Our corporate headquarters is located in approximately 213,000 square feet of leased office space in three buildings located in Stamford, Connecticut. Our Stamford facility accommodates research and analysis, marketing, sales, client support, production, corporate services, executive offices, and administration. The lease for the Stamford facility was scheduled to expire in October 2010.
On April 16, 2010, the Company entered into an amended and restated lease agreement (the “2010 Lease”) to renew the lease on the Stamford headquarters facility. Under the terms of the 2010 Lease, the landlord will provide up to $25.0 million to be used to renovate the three buildings and the parking areas comprising the facility. The 2010 Lease provides for a term of fifteen years, which commences after the earlier of the completion of all of the renovations or June 1, 2012.
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

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE
We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of our 2009 Annual Report on Form 10-K which is incorporated herein by reference.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure to changes in interest rates arising from the $187.0 million outstanding on our two term loans and $180.0 million outstanding on our revolver as of March 31, 2010. All of these borrowings are floating rate, which may be either prime-based or LIBOR-based. Interest rates under these borrowings include a base rate plus a margin currently between 0.00% and 0.75% on prime borrowings and between .625% and 1.75% on LIBOR-based borrowings.
As of March 31, 2010, the annualized interest rates on the original term loan, the 2008 term loan, and the revolver were 1.18%, 1.55%, and 1.15%, respectively. The rates on the original and 2008 term loans consisted of a three-month LIBOR base rate plus margins of 0.88% and 1.25%, respectively. The rate on the revolver consisted of a LIBOR base rate plus a margin of 0.88%.
We have an interest rate swap contract which effectively converts the floating base rate on the original term loan to a fixed rate. As a result, our exposure to interest rate risk on the original term loan is capped. Including the effect of the interest rate swap, the annualized interest rate on the original term loan was 5.94% as of March 31, 2010.
The Company does not hedge the interest rate risk on the 2008 term loan and the revolver. Accordingly, we are exposed to interest rate risk on this debt. A 25 basis point increase or decrease in interest rates would change pre-tax annual interest expense on the $300.0 million revolver and the $70.0 million currently outstanding on the 2008 term loan by approximately $0.9 million.
Foreign Currency Exchange Risk
We have clients in 80 countries and as a result we conduct business in numerous currencies other than the U.S dollar. Among the major foreign currencies in which we conduct business are the Euro, the British Pound, the Japanese Yen, the Australian dollar, and the Canadian dollar. Our foreign currency exposure results in both translation risk and transaction risk:

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
A measure of the potential impact of foreign currency translation on our Condensed Consolidated Balance Sheets can be determined through a sensitivity analysis of our cash and cash equivalents. As of March 31, 2010, we had $105.9 million of cash and cash equivalents, a substantial portion of which was denominated in foreign currencies. If foreign exchange rates in comparison to the U.S. dollar changed by 10%, the amount of cash and cash equivalents we would have reported on March 31, 2010, would have increased or decreased by approximately $6.0 million.
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
Translation Risk
We also have foreign exchange transaction risk since we typically enter into transactions in the normal course of business that are denominated in foreign currencies that differ from local functional currencies in which the foreign subsidiaries operate.
We typically enter into foreign currency forward exchange contracts to offset the effects of this foreign currency transaction risk. These contracts are normally short term in duration. Unrealized and realized gains and losses are recognized in earnings. At March 31, 2010, we had 14 foreign currency forward contracts outstanding with a total notional amount of $58.5 million and a net unrealized loss of approximately $0.2 million. All of these contracts matured by the end of April 2010.
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

Management conducted an evaluation, as of March 31, 2010, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Act.
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
ITEM 1A. RISK FACTORS
A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of our 2009 Annual Report on Form 10-K and is incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The Company has a $250.0 million authorized stock repurchase program, of which $43.5 million remained available as of March 31, 2010. The following table provides detail related to repurchases of our common stock for treasury in the three months ended March 31, 2010 under this program:

			Approximate
			Dollar Value of
			Shares that may
			yet be Purchased
	Total		Under our Share
	Number of	Average	Repurchase
	Shares	Price Paid	Program
Period	Purchased	Per Share	(in thousands)
2010
January	2,291	$21.39
February	949,467	22.93
March	551,942	24.18

Total	1,503,700	$23.39	$43.5

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
31.1	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32	Certification under 18 U.S.C. 1350.
Items 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.
Date May 5, 2010	/s/ Christopher J. Lafond
Christopher J. Lafond
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)