Form 10-Q
period 2010-06-30
GARTNER INC
filed 2010-08-09
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 30, 2010, 95,309,605 shares of the registrant’s common shares were outstanding.

PART I FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
GARTNER, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$122,364	$116,574
Fees receivable, net	284,098	317,598
Deferred commissions	54,479	70,253
Prepaid expenses and other current assets	57,026	53,400

Total current assets	517,967	557,825
Property, equipment and leasehold improvements, net	45,205	52,466
Goodwill	503,816	513,612
Intangible assets, net	18,643	24,113
Other assets	88,640	67,263

Total Assets	$1,174,271	$1,215,279

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$162,594	$255,966
Deferred revenues	450,152	437,207
Current portion of long-term debt	279,750	205,000

Total current liabilities	892,496	898,173
Long-term debt	77,250	124,000
Other liabilities	97,544	80,571

Total Liabilities	1,067,290	1,102,744
Stockholders’ Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 156,234,416 shares issued for both periods	78	78
Additional paid-in capital	591,730	590,864
Accumulated other comprehensive income, net	6,463	11,322
Accumulated earnings	548,908	509,392
Treasury stock, at cost, 60,939,344 and 60,356,672 common shares, respectively	(1,040,198)	(999,121)

Total Stockholders’ Equity	106,981	112,535

Total Liabilities and Stockholders’ Equity	$1,174,271	$1,215,279

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Research	$209,095	$183,919	$419,768	$371,607
Consulting	75,760	69,314	147,399	139,633
Events	29,340	16,738	42,861	32,264

Total revenues	314,195	269,971	610,028	543,504
Costs and expenses:
Cost of services and product development	138,336	117,100	261,382	233,744
Selling, general and administrative	130,322	115,367	260,890	230,931
Depreciation	6,440	6,338	13,024	12,813
Amortization of intangibles	2,537	405	5,463	804
Acquisition and integration charges	2,330	—	5,841	—

Total costs and expenses	279,965	239,210	546,600	478,292

Operating income	34,230	30,761	63,428	65,212
Interest expense, net	(3,180)	(4,011)	(6,564)	(8,191)
Other (expense) income, net	(643)	(1,132)	1,109	(2,378)

Income before income taxes	30,407	25,618	57,973	54,643
Provision for income taxes	10,294	8,433	18,457	17,462

Net income	$20,113	$17,185	$39,516	$37,181

Income per common share:
Basic	$0.21	$0.18	$0.41	$0.39

Diluted	$0.20	$0.18	$0.40	$0.39

Weighted average shares outstanding:
Basic	95,657	94,370	95,810	94,134
Diluted	98,855	96,523	99,689	96,344
See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2010	2009
Operating activities:
Net income	$39,516	$37,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	18,487	13,617
Stock-based compensation expense	16,034	13,151
Excess tax benefits from stock-based compensation	(7,821)	(416)
Deferred taxes	(707)	680
Amortization of debt issue costs	531	714
Changes in assets and liabilities:
Fees receivable, net	21,359	69,215
Deferred commissions	13,497	8,957
Prepaid expenses and other current assets	5,150	1,253
Other assets	(33,572)	(4,397)
Deferred revenues	26,631	(18,758)
Accounts payable, accrued, and other liabilities	(37,513)	(58,663)

Cash provided by operating activities	61,592	62,534

Investing activities:
Additions to property, equipment and leasehold improvements	(7,693)	(8,446)
Acquisitions (net of cash received)	(12,151)	—

Cash used in investing activities	(19,844)	(8,446)

Financing activities:
Proceeds from stock issued for stock plans	10,997	4,347
Proceeds from debt issuance	63,000	—
Payments on debt	(35,000)	(99,750)
Purchases of treasury stock	(75,104)	(3,659)
Excess tax benefits from stock-based compensation	7,821	416

Cash used by financing activities	(28,286)	(98,646)

Net increase (decrease) in cash and cash equivalents	13,462	(44,558)
Effects of exchange rates on cash and cash equivalents	(7,672)	593
Cash and cash equivalents, beginning of period	116,574	140,929

Cash and cash equivalents, end of period	$122,364	$96,964

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
In the opinion of management, all normal recurring accruals considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and six months ended June 30, 2010 may not be indicative of the results of operations for the remainder of 2010.
Principles of consolidation. The accompanying interim condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
Use of estimates. The preparation of the accompanying interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, assets and liabilities acquired in business acquisitions, tax accruals and other liabilities. In addition, estimates are used in revenue recognition, income tax expense, performance-based compensation charges, depreciation and amortization, and the allowance for losses. Management believes its use of estimates in the interim condensed consolidated financial statements to be reasonable.
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
Note 2 — Acquisitions
In December 2009 the Company acquired AMR Research, Inc. (“AMR Research”) and Burton Group, Inc. (“Burton Group’). The Company’s consolidated results include the operating results of these acquisitions beginning on their respective acquisition dates. The Company paid a total of $117.7 million in cash for all of the outstanding shares of AMR Research and Burton Group. The Company considers the allocation of the purchase price to be preliminary as it relates to certain tax related items. The Company recorded $2.3 million and $5.8 million of acquisition and integration charges related to these acquisitions in the three and six months ended June 30, 2010, respectively.

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
During the six months ended June 30, 2010, the Company paid $3.5 million related to the settlement of a portion of these pre-acquisition liabilities, resulting in a remaining liability balance of $2.6 million. The Company believes the $2.6 million is a reasonable estimate of the amount necessary to satisfy the remaining exposures. Of the $3.5 million paid to date, the Company has received reimbursement of $1.6 million from the escrow account and expects to receive the remaining $1.9 million in the third quarter of 2010. These items had no impact on the Company’s results of operations or recorded goodwill.
Note 3 — Comprehensive Income
The components of Comprehensive income include net income, foreign currency translation adjustments, realized and unrealized gains or losses on interest rate swaps, and deferred gains and losses on defined benefit pension plans. Amounts recorded in Comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income:	$20,113	$17,185	$39,516	$37,181
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(3,789)	4,772	(6,329)	5,960
Unrealized gain on interest rate swaps	919	1,275	1,623	1,921
Amortization of realized gain on terminated interest rate swap	(13)	(63)	(39)	(137)
Amortization of pension unrealized gain	(54)	(46)	(113)	(90)

Other comprehensive (loss) income	(2,937)	5,938	(4,858)	7,654

Comprehensive income	$17,176	$23,123	$34,658	$44,835

Note 4 — Computation of Earnings Per Share
The following table sets forth the reconciliation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income used for calculating basic and diluted earnings per share	$20,113	$17,185	$39,516	$37,181

Denominator:
Weighted average number of common shares used in the calculation of basic earnings per share	95,657	94,370	95,810	94,134
Common stock equivalents associated with stock-based compensation plans (1), (2)	3,198	2,153	3,879	2,210

Shares used in the calculation of diluted earnings per share	98,855	96,523	99,689	96,344

Basic earnings per share	$0.21	$0.18	$0.41	$0.39

Diluted earnings per share	$0.20	$0.18	$0.40	$0.39

(1)	For the three months ended June 30, 2010 and 2009, 1.6 million and 3.9 million, respectively, of common stock equivalents were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

(2)	For the six months ended June 30, 2010 and 2009, 0.4 million and 3.1 million, respectively, of common stock equivalents were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
Note 5 — Stock-Based Compensation
The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service- and performance-based restricted stock units, and common stock equivalents. At June 30, 2010, the Company had approximately 6.5 million shares of its common stock, par value $.0005 per share (the “Common Stock”) available for awards of stock-based compensation under its 2003 Long-Term Incentive Plan.
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
Stock-Based Compensation Expense
The Company recognized the following amounts of stock-based compensation expense by award type in the periods indicated (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Award type:	2010	2009	2010	2009
Stock appreciation rights (SARs)	$1.1	$1.3	$2.8	$2.4
Common stock equivalents (CSEs)	0.1	0.1	0.2	0.2
Restricted stock units (RSUs)	5.6	4.9	13.0	10.5

Total	$6.8	$6.3	$16.0	$13.1

Stock-based compensation was recognized in the Consolidated Statements of Operations as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amount recorded in:	2010	2009	2010	2009
Cost of services and product development	$3.1	$3.4	$7.8	$6.5
Selling, general and administrative	3.7	2.9	8.2	6.6

Total stock-based compensation expense	$6.8	$6.3	$16.0	$13.1

As of June 30, 2010, the Company had $54.2 million of total unrecognized stock-based compensation cost, which is expected to be recognized as stock-based compensation expense over the remaining weighted-average service period of approximately 2.3 years.
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
A summary of the changes in SARs outstanding for the six months ended June 30, 2010, follows:

			Per Share	Weighted
		Per Share	Weighted-	Average
		Weighted-	Average	Remaining
	SARs in	Average	Grant Date	Contractual
	millions	Exercise Price	Fair Value	Term
Outstanding at December 31, 2009	2.9	$15.43	$6.09	4.67 years
Granted	0.6	22.06	8.27	6.62 years
Forfeited	—	—	—	na
Exercised	(0.4)	14.55	5.98	na

Outstanding at June 30, 2010 (1)	3.1	$16.78	$4.98	4.78 years

Vested and exercisable at June 30, 2010 (1)	1.4	$16.62	$6.44	3.76 years

na=not applicable

(1)	At June 30, 2010, SARs outstanding had an intrinsic value of $19.7 million. SARs vested and exercisable had an intrinsic value of $9.3 million.
The fair value of the SARs was determined on the date of grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010 (5)	2009	2010	2009
Expected dividend yield (1)	—	0%	0%	0%
Expected stock price volatility (2)	—	49%	40%	50%
Risk-free interest rate (3)	—	1.9%	2.4%	2.3%
Expected life in years (4)	—	4.6	4.8	4.8

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. Historically, Gartner has not paid cash dividends on its Common Stock.

(2)	The determination of expected stock price volatility was based on both historical Common Stock prices and implied volatility from publicly traded options in Common Stock.

(3)	The risk-free interest rate is based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

(4)	The expected life in years is based on the “simplified” calculation provided for in SEC SAB No. 107. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The Company continues to use the simplified method for SARs awards, as permitted by SEC SAB No. 110, since it does not have the necessary historical exercise and forfeiture data to determine an expected life.

(5)	The Company did not make any grants during this period.
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
Common stock equivalents (CSEs) are convertible into Common Stock, and each CSE entitles the holder to one common share. Members of our Board of Directors receive directors’ fees payable in CSEs unless they opt to receive up to 50% of the fees in cash. Generally, the CSEs are converted when service as a director terminates unless the director has elected an accelerated release.
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
A summary of the changes in restricted stock, RSUs and CSEs during the six months ended June 30, 2010, follows:

		Weighted-		Weighted-	Common	Weighted-
		Average	Restricted	Average	Stock	Average
	Restricted	Grant Date	Stock Units	Grant Date	Equivalents	Grant Date
	Stock	Fair Value (1)	(RSUs)	Fair Value (1)	(CSEs)	Fair Value (1)
Outstanding at December 31, 2009	200,000	$7.30	3,763,805	$14.57	135,224	na
Granted (2), (3)	—	—	1,110,449	22.13	10,527	$22.94
Vested or released	—	—	(1,423,838)	15.14	(32,994)	na
Forfeited	—	—	(45,538)	15.91	—	na

Outstanding at June 30, 2010 (4), (5)	200,000	$7.30	3,404,878	$16.52	112,757	na

na=not available

(1)	Per share.

(2)	The 1.1 million RSUs consisted of 0.5 million performance-based RSUs awarded to executives and 0.6 million service-based RSUs awarded to non-executive employees and certain board members. The 0.5 million performance-based RSUs represent the target amount of the award. The actual number of RSUs that will ultimately be granted will be between 0% and 200% of the target amount, depending on the level of achievement of the performance metric. The performance metric is the dollar level of the Company’s ending subscription-based contract value for 2010. If the specified minimum level of achievement is not met, the performance-based RSUs will be forfeited in their entirety, and any compensation expense already recorded will be reversed.

(3)	CSEs represent fees paid to directors. The CSEs vest when granted and are convertible into common shares when the director leaves the Board of Directors or earlier if the director elects to accelerate the release.

(4)	Vesting on the 200,000 shares of restricted stock held by our CEO is subject to a market condition as follows: (i) 100,000 shares will vest when the Common Stock trades at an average price of $25 or more each trading day for sixty consecutive trading days; and (ii) 100,000 shares will vest when the Common Stock trades at an average price of $30 or more each trading day for sixty consecutive trading days. There is no remaining unamortized cost on this grant.

(5)	The weighted-average remaining contractual term of the RSUs is 1.6 years. The restricted stock awards and the CSEs have no defined contractual term.
Stock Options
Historically, the Company granted stock options to employees that allowed them to purchase shares of the Common Stock at a certain price. The Company has not made any stock option grants since 2006. All outstanding options are fully vested and there is no remaining unamortized cost. The Company received approximately $9.5 million and $2.9 million in cash from option exercises in the six months ended June 30, 2010 and 2009, respectively.

A summary of the changes in stock options outstanding in the six months ended June 30, 2010, follows:

			Weighted
		Per Share	Average
		Weighted-	Remaining	Aggregate
	Options in	Average	Contractual	Intrinsic Value
	millions	Exercise Price	Term	(in millions)
Vested and outstanding at December 31, 2009	4.7	$10.65	3.07 years	$34.8
Expired	—	—	na	na
Exercised (1)	(0.9)	10.22	na	na

Vested and outstanding at June 30, 2010	3.8	$10.75	2.72 years	$47.2

na=not applicable

(1)	Options exercised during the six months ended June 30, 2010, had an intrinsic value of $12.7 million.
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
At June 30, 2010, the Company had approximately 1.5 million shares available for purchase under the ESPP Plan. The ESPP Plan is considered non-compensatory under FASB ASC Topic 718, and as a result the Company does not record compensation expense related to employee share purchases. The Company received approximately $1.5 million and $1.4 million in cash from share purchases under the ESPP Plan in the six months ended June 30, 2010 and 2009, respectively.
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
The following tables present information about the Company’s reportable segments (in thousands):

	Research	Consulting	Events	Consolidated
Three Months Ended June 30, 2010:
Revenues	$209,095	$75,760	$29,340	$314,195
Gross contribution	135,970	31,819	11,499	179,288
Corporate and other expenses				(145,058)

Operating income				$34,230

	Research	Consulting	Events	Consolidated
Three Months Ended June 30, 2009:
Revenues	$183,919	$69,314	$16,738	$269,971
Gross contribution	119,465	27,636	5,584	152,685
Corporate and other expenses				(121,924)

Operating income				$30,761

	Research	Consulting	Events	Consolidated
Six Months Ended June 30, 2010:
Revenues	$419,768	$147,399	$42,861	$610,028
Gross contribution	274,706	60,241	16,714	351,661
Corporate and other expenses				(288,233)

Operating income				$63,428

	Research	Consulting	Events	Consolidated
Six Months Ended June 30, 2009:
Revenues	$371,607	$139,633	$32,264	$543,504
Gross contribution	244,196	54,656	10,367	309,219
Corporate and other expenses				(244,007)

Operating income				$65,212

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
The following table presents changes to the carrying amount of goodwill by reporting segment during the six months ended June 30, 2010 (in thousands):

	Research	Consulting	Events	Total
Balance, December 31, 2009	$370,630	$100,744	$42,238	$513,612
Foreign currency translation adjustments	(8,014)	(1,559)	(223)	(9,796)

Balance, June 30, 2010 (1)	$362,616	$99,185	$42,015	$503,816

(1)	The Company did not record any goodwill impairment losses during the six months ended June 30, 2010 or the fiscal year ended December 31, 2009. In addition, the Company does not have any accumulated goodwill impairment losses.
Intangible Assets

			Customer	Noncompete
June 30, 2010	Content	Trade Name	Relationships	Agreements	Total
Gross cost	$10,634	$5,758	$7,210	$399	$24,001
Accumulated amortization	(3,545)	(576)	(901)	(336)	(5,358)

Net	$7,089	$5,182	$6,309	$63	$18,643

			Customer	Noncompete
December 31, 2009	Content	Trade Name	Relationships	Agreements	Total
Gross cost	$10,634	$5,758	$14,910	$416	$31,718
Accumulated amortization	—	—	(7,315)	(290)	(7,605)

Net	$10,634	$5,758	$7,595	$126	$24,113

Intangible assets are being amortized against earnings over the following periods:

			Customer	Noncompete
	Content	Trade Name	Relationships	Agreements
Useful Life (Years)	1.5	5	4	2-5
Aggregate amortization expense related to intangible assets was $2.5 million and $0.4 million for the three months ended June 30, 2010 and 2009, respectively, and $5.5 million and $0.8 million for the six months ended June 30, 2010, respectively.
The estimated future amortization expense by year from purchased intangibles is as follows (in thousands):

2010 (remaining six months)	$5,066
2011	6,525
2012	2,955
2013	2,955
2014 and thereafter	1,142

$18,643

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
The following table provides information regarding amounts outstanding under the Company’s Credit Agreement:

	Amount	Amount	Annualized
	Outstanding	Outstanding	Effective
	December 31, 2009	June 30, 2010	Interest Rates
	(In thousands)	(In thousands)	June 30, 2010 (3)
Description:
Original Term Loan (1)	$126,000	$103,500	5.94%
2008 Term Loan (1)	75,000	62,500	1.79%
Revolver (2)	128,000	191,000	1.35%

Total	$329,000	$357,000

(1)	During the six months ended June 30, 2010, the Company repaid $22.5 million of the original term loan and $12.5 million of the 2008 term loan pursuant to the loan repayment schedules.

(2)	The Company had approximately $108.0 million of available borrowing capacity on the revolver (not including the expansion feature) as of June 30, 2010.

(3)	The annualized effective rate on the original term loan consisted of the interest rate swap rate (see below) of 5.06% plus a margin of 0.88%. The effective rate on the 2008 term loan consisted of a three-month LIBOR base rate plus a margin of 1.25%, while the revolver rate consisted of a LIBOR base rate plus a margin of 0.88%.
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
The Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum annualized contract value ratio and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, and make investments. A failure to comply with these covenants in the future could result in acceleration of all amounts outstanding under the Credit Agreement, which would materially impact our financial condition unless accommodations could be negotiated with our lenders. The Company was in full compliance with its financial covenants as of June 30, 2010.
Interest Rate Swap Hedge
The Company has an interest rate swap contract that hedges the base interest rate risk on its original term loan. The effect of the swap is to convert the floating base rate on the term loan to a fixed rate. Under the swap terms, the Company pays a fixed rate of 5.06% on the original term loan and in return receives a three-month LIBOR rate. The three-month LIBOR rate received on the swap matches the base rate paid on the original term loan since the Company optionally selects a three-month LIBOR rate on the original term loan. The notional amount of the interest rate swap declines over time and constantly matches the outstanding amount of the original term loan. Other critical terms of the swap and the original term loan also match.
The Company accounts for the interest rate swap on its original term loan as a cash flow hedge in accordance with FASB ASC Topic 815. Since the swap is hedging the forecasted interest payments on the original term loan and qualifies as a cash flow hedge, changes in the fair value of the swap are recorded in Other comprehensive income as long as the swap continues to be a highly effective hedge of the base interest rate risk on the original term loan. Any ineffective portion of change in the fair value of the hedge is recorded in earnings. At June 30, 2010 there was no ineffective portion of the hedge. The interest rate swap had a negative fair value of approximately $4.5 million at June 30, 2010, which is recorded in Other comprehensive income, net of tax effect.
Letters of Credit
The Company provides letters of credit and related guarantees in the ordinary course of business to facilitate transactions with customers and others. At June 30, 2010, the Company had outstanding letters of credit and related guarantees of approximately $4.0 million.
Note 9 — Equity and Stock Programs
Share Repurchases
As of June 30, 2010, the Company had $3.5 million available for share repurchases under its previously authorized share repurchase program. On August 5, 2010, the Company’s Board of Directors approved a new $500.0 million share repurchase program to be utilized to acquire additional shares of Common Stock.
Repurchases may be made from time-to-time through open market purchases, private transactions, tender offers or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s shared-based compensation awards. Repurchases will be funded from cash flow from operations and borrowings under the Company’s Credit Agreement.
The Company’s share repurchase activity was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Number of shares repurchased	1,636,341	114,257	3,140,041	300,951
Cost of repurchased shares (in thousands):	$39,932	$1,510	$75,104	$3,659

Note 10 — Income Taxes
The provision for income taxes was $10.3 million for the three months ended June 30, 2010 as compared to $8.4 million in the prior year quarter. The effective tax rate was 33.9% for the three months ended June 30, 2010 and 32.9% for the same period in 2009. The increase in the effective tax rate was primarily due to a change in the estimated annual mix of pre-tax income by jurisdiction.
The provision for income taxes was $18.5 million for the six months ended June 30, 2010 as compared to $17.5 million in the same period in 2009. The effective tax rate was 31.8% for the six months ended June 30, 2010 and 32.0% for the same period in 2009.
As of June 30, 2010 and December 31, 2009, the Company had gross unrecognized tax benefits of $14.0 million and $13.8 million, respectively. It is reasonably possible that the gross unrecognized tax benefits will be decreased by $0.8 million within the next 12 months due primarily to settlements of outstanding audits and the expiration of the relevant statutes of limitation. As of June 30, 2010 and December 31, 2009, the Company had Other liabilities of $13.2 million and $13.5 million, respectively, related to long term uncertain tax positions.
The Internal Revenue Service (“IRS”) commenced an audit of the 2007 tax year early in 2009. The audit is ongoing and the IRS has not formally proposed any adjustments at this time. The Company believes that it has recorded reserves sufficient to cover exposures related to such review. However, the resolution of such matters involves uncertainties and there are no assurances that the ultimate resolution will not exceed the amounts we have recorded. Additionally, the results of the audit could have a material effect on our financial position, results of operations, or cash flows in the period or periods for which that determination is made.
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
The following tables provide information regarding the Company’s outstanding derivatives contracts as of June 30, 2010 and December 31, 2009 (in thousands, except for number of outstanding contracts):
June 30, 2010

	Number of	Contract	Fair Value	Balance	Gain (Loss)
	Outstanding	Notional	Asset	Sheet	Recorded in
Derivative Contract Type	Contracts	Amount	(Liability) (4)	Line Item	OCI (5)
Interest Rate Swap (1)	1	$103,500	$(4,537)	Other liabilities	$(2,722)
Interest Rate Swap (2)	1	93,750	(2,116)	Other liabilities	(701)
Foreign Currency Forwards (3)	16	61,550	(111)	Accrued liabilities	—

Total	18	$258,800	$(6,764)		$(3,423)

December 31, 2009

	Number of	Contract	Fair Value	Balance	Gain (Loss)
	Outstanding	Notional	Asset	Sheet	Recorded in
Derivative Contract Type	Contracts	Amount	(Liability) (4)	Line Item	OCI (5)
Interest Rate Swap (1)	1	$126,000	$(6,594)	Other liabilities	$(3,956)
Interest Rate Swap (2)	1	112,500	(2,769)	Other liabilities	(1,090)
Foreign Currency Forwards (3)	19	117,296	740	Other current assets	—

Total	21	$355,796	$(8,623)		$(5,046)

(1)	The Company accounts for this interest rate swap as a cash flow hedge of debt (see Note 8 - Debt), and as a result, changes in fair value are recognized in Other comprehensive income (OCI), net of tax effect.

(2)	Changes in fair value of this swap are recognized in earnings. Prior to September 30, 2009, the Company accounted for this interest rate swap as a cash flow hedge of debt with changes in fair value recorded in OCI, net of tax effect. On September 30, 2009, the Company discontinued hedge accounting on this interest rate swap and as a result, the remaining loss in OCI is being amortized against earnings through the maturity of the previously hedged debt.

(3)	The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currencies in which the Company and its subsidiaries operate. The Company may enter into foreign currency forward exchange contracts to offset the effects of this foreign currency transaction risk. These contracts are normally short term in duration. Both realized and unrealized gains and losses are recognized in earnings since the Company does not designate these contracts as hedges for accounting purposes.

(4)	See Note 12 — Fair Value Disclosures for the determination of the fair value of these instruments.

(5)	Represents the amount recorded in OCI, net of tax effect.
At June 30, 2010, the Company’s derivative counterparties were all large investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties, and none of the derivative contracts contained credit-risk related contingent features.
The following table provides information regarding gains and losses on the Company’s derivative contracts that have been recorded in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amount recorded in:	2010	2009	2010	2009
Interest expense, net (1)	$1,875	$1,863	$4,318	$3,856
Other income, net (2)	(2,184)	(338)	(2,910)	(1,943)

Total (income) expense, net	$(309)	$1,525	$1,408	$1,913

(1)	Includes interest expense recorded on interest rate swap contracts.

(2)	Includes realized and unrealized gains and losses on foreign currency forward contracts.
Note 12 — Fair Value Disclosures
The Company’s financial instruments include cash and cash equivalents, fees receivable from customers, accounts payable, and accruals which are normally short-term in nature. The Company believes the carrying amounts of these financial instruments reasonably approximates their fair value.
At June 30, 2010, the Company had $357.0 million of outstanding floating rate debt, which is carried at amortized cost. The Company believes the carrying amount of the debt reasonably approximates its fair value as the rate of interest on the term loans and revolver are floating rate which reflect current market rates of interest for similar instruments with comparable maturities.
FASB ASC Topic 820 provides a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the resulting fair value measurement. The valuation hierarchy contains three levels:
•	Level 1 — Valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets.
•	Level 2 — Valuation inputs are quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the asset or liability being measured.
•	Level 3 — Valuation inputs are unobservable and significant to the fair value measurement.

The following table presents Company assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value	Fair Value
	June 30, 2010	December 31, 2009
Description:
Assets:
Deferred compensation assets (1)	$20,075	$20,214
Foreign currency forward contracts, net (3)	—	740

	$20,075	$20,954

Liabilities:
Interest rate swap contracts (2)	$6,653	$9,363
Foreign currency forward contracts, net (3)	111	—

	$6,764	$9,363

(1)	The Company has two supplemental deferred compensation arrangements for the benefit of certain highly compensated officers, managers and other key employees. The assets consist of investments in money market and mutual funds, and company-owned life insurance. The money market and mutual funds consist of cash equivalents or securities traded in active markets, which the Company considers the fair value of these assets to be based on a Level 1 input. The value of the Company-owned life insurance is based on indirectly observable prices which the Company considers to be Level 2 inputs.

(2)	The Company has two interest rate swap contracts (see Note 11-Derivatives and Hedging). To determine the fair value of the swaps, the Company relies on mark-to-market valuations prepared by third-party brokers based on observable interest rate yield curves. Accordingly, the fair value of the swaps is determined under a Level 2 input.

(3)	The Company periodically enters into foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates (see Note 11-Derivatives and Hedging). Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets; thus the Company measures the fair value of these contracts under a Level 2 input.
Note 13 — Employee Benefits
Defined Benefit Pension Plans
The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company accounts for material defined benefit plans in accordance with FASB ASC Topics 715 and 960. None of these plans have plan assets as defined under FASB ASC Topic 960. Net periodic pension expense was $0.4 million for both the three months ended June 30, 2010 and 2009, and $0.8 million for both the six months ended June 30, 2010 and 2009.
Note 14 — Commitments and Contingencies
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
On April 16, 2010, the Company entered into an amended and restated lease agreement (the “2010 Lease”) to renew the lease on the Stamford headquarters facility. Under the terms of the 2010 Lease, the landlord will provide up to $25.0 million to be used to renovate the three buildings and the parking areas comprising the facility. The 2010 Lease provides for a term of fifteen years, which commences after the earlier of the completion of all of the renovations or June 1, 2012. The 2010 Lease also grants the Company three options to renew at fair market value for five years each, and an option to purchase at fair market value.
In accordance with FASB ASC Topic 840, the Company will account for the 2010 Lease as an operating lease. The total minimum payments the Company will be obligated to pay under the 2010 Lease, including contractual escalation clauses and reduced rents during the renovation period, will be expensed on a straight-line basis over the lease term. The total minimum lease payments under this non-cancelable lease agreement are approximately $61.0 million. The tenant improvement allowance will be recorded as deferred rent (liability) and amortized as a reduction to rent expense on a straight-line basis over the term of the lease. Leasehold improvements for which Gartner is determined to be the owner for accounting purposes will be capitalized as fixed assets and amortized to depreciation expense.
Contingencies
We are involved in legal proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position or results of operations when resolved in a future period.
The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of June 30, 2010, the Company did not have any indemnification agreements that would require material payments.

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
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, in December 2009 we acquired AMR Research, Inc. (“AMR Research”), and Burton Group, Inc. (“Burton Group’). As a result, the MD&A disclosures herein include the operating results and business measurements of these acquired businesses for the three and six months ended June 30, 2010, but excludes them for the comparable periods of 2009.
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
BUSINESS OVERVIEW
Gartner, Inc. is the world’s leading information technology research and advisory company that helps executives use technology to build, guide and grow their enterprises. We offer independent and objective research and analysis on the information technology, computer hardware, software, communications and related technology industries. We provide comprehensive coverage of the IT industry to approximately 10,900 client organizations, including approximately 400 of the Fortune 500 companies, across 85 countries. Our client base consists primarily of CIOs and other senior IT and executives from a wide variety of business enterprises, government agencies and the investment community.
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
EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION
The cornerstones of our growth strategy are to focus on producing extraordinary research content, deliver innovative and highly differentiated product offerings, enhance our sales capability, provide world class client service, and improve our operational effectiveness.
We had total revenues of $314.2 million in the second quarter of 2010, an increase of 16% compared to the prior year quarter. Revenues increased in all three of our business segments, with a particularly strong increase in Events revenues, which increased by 75%. We had net income of $20.1 million in the second quarter of 2010, an increase of 17% over the prior year quarter, which resulted in diluted earnings per share of $0.20, an increase of $.02 over the prior year quarter. For the six month periods, 2010 revenues increased 12% over 2009, and diluted earnings per share increased by $.01 per share, to $0.40.

Research revenues rose 14% quarter-over-quarter, to $209.1 million in the second quarter of 2010 from $183.9 million in the prior year quarter. The contribution margin was 65% for both periods. At June 30, 2010, Research contract value was over $872.2 million, an increase of 19%, or 14% excluding the favorable impact of foreign currency translation. Approximately 40% of the increase in contract value was attributable to AMR Research and Burton Group. Client retention was 81% and wallet retention was 93% at June 30, 2010, an increase of 4 points and 7 points, respectively, over the prior year quarter.
Consulting revenues increased 9% in the three months ended June 30, 2010 compared to the same quarter in 2009 and the segment contribution margin improved by 2 points. We had a particularly strong quarter in our contract optimization business, which was the primary driver behind both the Consulting revenue increase and higher contribution margin. Consultant utilization was 71% for the three months ended June 30, 2010, a 3 point increase over the prior year quarter. We had 440 billable consultants at June 30, 2010, a 4% decrease from June 30, 2009. For the six month periods, 2010 revenue increased 6% over 2009, and the gross contribution margin improved by 2 points.
Events revenues increased 75% quarter-over-quarter, primarily due to timing. We held 21 events in the quarter compared to 14 in the prior year, and we had strong increases in the number of attendees and exhibitors. The quarter-over-quarter segment contribution margin improved by 6 points. We held 30 events in the first half of 2010, with a 33% increase in revenue and a 7 point increase in the contribution margin.
For a more detailed discussion of our segment results, see Segment Results below.
Our cash and cash equivalents totaled $122.4 million as of June 30, 2010, and we had approximately $108.0 million of available borrowing capacity under our revolving credit facility. We believe we have a strong cash position and adequate borrowing capacity.
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
For those government contracts that permit termination, we bill the client the full amount billable under the contract but only record a receivable equal to the earned portion of the contract. In addition, we only record deferred revenue on these government contracts when cash is received. Deferred revenues attributable to government contracts were $63.0 million and $65.3 million at June 30, 2010 and December 31, 2009, respectively. In addition, at June 30, 2010 and December 31, 2009, we had not recognized uncollected receivables or deferred revenues relating to government contracts that permit termination of $9.4 million and $8.3 million, respectively.

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

	June 30,	December 31,
	2010	2009
Total fees receivable	$291,898	$325,698
Allowance for losses	(7,800)	(8,100)

Fees receivable, net	$284,098	$317,598

Impairment of goodwill and other intangible assets — The evaluation of goodwill is performed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 350, which requires goodwill to be assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, an impairment evaluation of our amortizable intangible assets is also performed on a periodic basis.
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
RESULTS OF OPERATIONS
Overall Results
The following tables summarize the changes in selected line items in our interim Condensed Consolidated Statements of Operation for the periods indicated (dollars in thousands):
For the three months ended June 30, 2010 and 2009:

	Three Months	Three Months	Income	Income
	Ended	Ended	Increase	Increase
	June 30,	June 30,	(Decrease)	(Decrease)
	2010 (1)	2009	$	%
Total revenues	$314,195	$269,971	$44,224	16%
Costs and expenses:
Cost of services & product development	138,336	117,100	(21,236)	(18)%
Selling, general and administrative	130,322	115,367	(14,955)	(13)%
Depreciation	6,440	6,338	(102)	(2)%
Amortization of intangibles	2,537	405	(2,132)	>(100)
Acquisition & integration charges	2,330	—	(2,330)	(100)%

Operating income	34,230	30,761	3,469	11%
Interest expense, net	(3,180)	(4,011)	831	21%
Other expense, net	(643)	(1,132)	489	43%
Provision for income taxes	10,294	8,433	(1,861)	(22)%

Net income	$20,113	$17,185	$2,928	17%

(1)	Includes the operating results of AMR Research and Burton Group.

For the six months ended June 30, 2010 and 2009:

	Six Months	Six Months	Income	Income
	Ended	Ended	Increase	Increase
	June 30,	June 30,	(Decrease)	(Decrease)
	2010 (1)	2009	$	%
Total revenues	$610,028	$543,504	$66,524	12%
Costs and expenses:
Cost of services & product development	261,382	233,744	(27,638)	(12)%
Selling, general and administrative	260,890	230,931	(29,959)	(13)%
Depreciation	13,024	12,813	(211)	(2)%
Amortization of intangibles	5,463	804	(4,659)	>(100)%
Acquisition & integration charges	5,841	—	(5,841)	(100)%

Operating income	63,428	65,212	(1,784)	(3)%
Interest expense, net	(6,564)	(8,191)	1,627	20%
Other income (expense), net	1,109	(2,378)	3,487	>100%
Provision for income taxes	18,457	17,462	(995)	(6)%

Net income	$39,516	$37,181	$2,335	6%

(1)	Includes the operating results of AMR Research and Burton Group.
Total revenues for the three months ended June 30, 2010, increased $44.2 million, or 16%, compared to the same period in 2009. Revenues increased in all three of our business segments. The impact of foreign currency translation was immaterial. Approximately $14.0 million of the revenue increase was attributable to AMR Research and Burton Group.
For the six month periods, revenues increased 12% in 2010, or about $66.5 million, with higher revenues in all three of our business segments. Excluding the favorable impact of foreign currency translation, revenues increased 10%. Approximately $26.0 million of the $66.5 million revenue increase was attributable to AMR Research and Burton Group.
Please refer to the section of this MD&A below entitled “Segment Results” for a further discussion of revenues and results by segment.
Cost of services and product development was 18% higher quarter-over-quarter, or $21.2 million, with foreign currency translation having an immaterial impact. The increase was primarily due to approximately $14.0 million in higher payroll and related benefits costs, which includes charges for the additional headcount from the AMR Research and Burton Group acquisitions. We also had about $6.0 million in higher conference expenses due to additional events held in the second quarter of 2010. Cost of services and product development as a percentage of sales increased by 1 point, to 44% from 43%, primarily due to the additional headcount costs related to the AMR Research and Burton Group acquisitions.
For the six month periods, Cost of services and product development increased 12%, or $27.6 million, in 2010. The unfavorable impact of foreign currency translation added approximately $4.3 million of the increased expense, and excluding this unfavorable impact, the increase was about 10%. We recognized $17.0 million in higher payroll and related benefits costs primarily due to the impact of the increased headcount from the AMR Research and Burton Group acquisitions, $3.6 million in higher conference expenses and $2.6 million in higher travel charges, both of which were due to the timing of events and additional events held during the period. Cost of services and product development as a percentage of sales was 43% for both six month periods.
Selling, general and administrative (“SG&A”) was $15.0 million higher quarter-over-quarter, or 13%. The impact of foreign currency translation was immaterial. We recognized $15.0 million of higher sales commissions, payroll and benefits, and other personnel charges, which included additional headcount costs attributable to AMR Research and Burton Group, as well as higher stock-based compensation expense.
SG&A expense increased 13%, or $30.0 million, in the six months ended June 30, 2010 compared to the same period in the prior year. The unfavorable impact of foreign currency translation added approximately $5.0 million of the increased expense; excluding this unfavorable impact, the increase in SG&A was 11%. We also had $25.0 million of higher sales commissions, payroll and benefits, and other personnel charges, which included the additional headcount costs attributable to AMR Research and Burton Group, as well as higher stock-based compensation expense.

Depreciation expense increased 2% for both the three and six month periods of 2010. Capital spending declined to $7.7 million for the six months ended June 30, 2010 compared to $8.4 million in the same period in 2009.
Amortization of intangibles increased in both the three and six month periods of 2010 due to the intangibles recorded related to the acquisitions of AMR Research and Burton Group in December 2009.
Acquisition and Integration Charges were $2.3 million and $5.8 million in the three and six months ended June 30, 2010, respectively. These charges relate to the acquisitions of AMR Research and Burton Group in December 2009, and include legal, consulting, severance, and other costs.
Operating Income increased $3.5 million, or 11% quarter-over-quarter, to $34.2 million in the three months ended June 30, 2010 compared to $30.8 million in 2009. Operating income as a percentage of revenues was 11% for both periods.
For the six month periods, operating income declined 3% in 2010. Operating income as a percentage of revenues was 10.4% for the six months ended June 30, 2010 and 12.0% for the same period in 2009. The decline was due to the additional intangible amortization and the acquisition and integration charges related to the AMR Research and Burton Group acquisitions.
Please refer to the section of this MD&A entitled “Segment Results” below for a further discussion of revenues and results by segment.
Interest Expense, Net declined 21% quarter-over-quarter. The decline was primarily due to a reduction in the weighted-average interest rate we paid on our debt, which was somewhat offset by an increase in the average amount of debt outstanding. To a lesser extent, the decline was also due to lower amortization charges on capitalized deferred financing costs.
Interest expense, net declined 20% in the six months ended June 30, 2010 compared to the same period in 2009, due to a reduction in the weighted-average interest rate we paid on our debt and to a lesser extent, a slight decline in the average amount of debt outstanding.
Other (Expense) Income, Net for the three and six months ended June 30, 2010 and 2009 consisted of net foreign currency exchange gains and losses. In addition, the first six months of 2010 includes a $2.4 million gain due to an insurance recovery related to a prior period loss.
Provision For Income Taxes was $10.3 million for the three months ended June 30, 2010 as compared to $8.4 million in the prior year quarter. The effective tax rate was 33.9% for the three months ended June 30, 2010 and 32.9% for the same period in 2009. The increase in the effective tax rate was primarily due to a change in the estimated annual mix of pre-tax income by jurisdiction.
The provision for income taxes was $18.5 million for the six months ended June 30, 2010 as compared to $17.5 million in the same period in 2009. The effective tax rate was 31.8% for the six months ended June 30, 2010 and 32.0% for the same period in 2009.
Net Income was $20.1 million and $17.2 million for the three months ended June 30, 2010 and 2009, respectively, a 17% increase. Basic earnings per share increased $.03 per share, to $0.21 per share, while diluted earnings per share increased $.02 per share. The increases reflect the higher net income.
For the six month periods, basic and diluted earnings per share increased $.02 and $.01 per share, respectively. The increases reflect the 6% increase in net income, which was partially offset by higher weighted average shares outstanding.
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

The following sections present the results of our three segments:
Research

	As Of And	As Of And			As Of And	As Of And
	For The	For The			For The	For The
	Three Months	Three Months			Six Months	Six Months
	Ended	Ended		Percentage	Ended	Ended		Percentage
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2010(1)	2009	(Decrease)	(Decrease)	2010 (1)	2009	(Decrease)	(Decrease)
Financial Measurements:
Revenues (2)	$209,095	$183,919	$25,176	14%	$419,768	$371,607	$48,161	13%
Gross contribution (2)	$135,970	$119,465	$16,505	14%	$274,706	$244,196	$30,510	12%
Gross contribution margin	65%	65%	—	—	65%	66%	(1) point	—

Business Measurements:
Contract value (2)	$872,192	$735,974	$136,218	19%
Client retention	81%	77%	4 points	—
Wallet retention	93%	86%	7 points	—
Exec. program members	3,833	3,563	270	8%

(1)	Includes AMR Research and Burton Group.

(2)	Dollars in thousands.
Research revenues increased 14% on a quarter-over-quarter basis and excluding the favorable effect of foreign currency translation, revenues increased 13%. Approximately 40% of the $25.1 million revenue increase was attributable to the AMR Research and Burton Group businesses. The segment gross contribution margin was flat quarter-over-quarter, at 65%.
When comparing the six month periods, revenues increased 13% in 2010, with the AMR Research and Burton Group businesses adding slightly less than half of the increase. Adjusted for the favorable impact of foreign currency translation, revenue increased 11%. The segment gross contribution margin declined 1 point, to 65%, primarily due to additional segment expenses related to the AMR Research and Burton Group businesses.
Research contract value increased $136.2 million compared to June 30, 2009, a 19% increase. Excluding the favorable impact of foreign currency translation, research contract value increased 14%. Approximately 40% of the $136.2 million increase in contract value was attributable to the AMR Research and Burton Group businesses.
Consulting

	As Of And	As Of And			As Of And	As Of And
	For The	For The			For The	For The
	Three Months	Three Months			Six Months	Six Months
	Ended	Ended		Percentage	Ended	Ended		Percentage
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2010(1)	2009	(Decrease)	(Decrease)	2010 (1)	2009	(Decrease)	(Decrease)
Financial Measurements:
Revenues (2)	$75,760	$69,314	$6,446	9%	$147,399	$139,633	$7,766	6%
Gross contribution (2)	$31,819	$27,636	$4,183	15%	$60,241	$54,656	$5,585	10%
Gross contribution margin	42%	40%	2 points	—	41%	39%	2 points	—

Business Measurements:
Backlog (2)	$93,600	$81,727	$11,873	15%
Consultant utilization	71%	68%	3 points	—	71%	70%	1 point	—
Billing rate per hour	$348	$336	$12	4%	$350	$332	$18	5%
Average annualized revenue per billable headcount (2)	$430	$398	$32	8%	$435	$406	$29	7%

(1)	Includes AMR Research and Burton Group.

(2)	Dollars in thousands.

We had a 9% quarter-over-quarter revenue increase in our Consulting business, but excluding the unfavorable impact of foreign currency translation, Consulting revenues increased 10% quarter-over-quarter. Consulting projects related to AMR Research and Burton Group contributed approximately $1.4 million of the overall $6.4 million revenue increase. Consulting billable headcount was 440 at June 30, 2010, a 4% decrease from June 30, 2009.
The higher second quarter 2010 revenues were in our contract optimization business, and to a lesser extent, our strategic advisory (SAS) business, while core consulting revenues were flat. The gross contribution margin improved by 2 points, due to the additional revenues in contract optimization and SAS, which have higher margins than core consulting.
For the six month periods, Consulting revenues increased 6% and excluding the favorable impact from foreign currency translation, revenues increased 4%. The AMR Research and Burton Group businesses added approximately 30% of the $7.8 million in higher revenues. Consistent with the quarterly results, both the revenue and margin increase were due to the contract optimization and SAS businesses.
Backlog at June 30, 2010 was up 15%, or $11.9 million, over June 30, 2009, reflecting increases across all of our geographic regions. The AMR Research and Burton Group businesses added approximately $2.0 million of the increase.
Events

	As Of And	As Of And			As Of And	As Of And
	For The	For The			For The	For The
	Three Months	Three Months			Six Months	Six Months
	Ended	Ended		Percentage	Ended	Ended		Percentage
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2010(1)	2009	(Decrease)	(Decrease)	2010 (1)	2009	(Decrease)	(Decrease)
Financial Measurements:
Revenues (2)	$29,340	$16,738	$12,602	75%	$42,861	$32,264	$10,597	33%
Gross contribution (2)	$11,499	$5,584	$5,915	>100%	$16,714	$10,367	$6,347	61%
Gross contribution margin	39%	33%	6 points	—	39%	32%	7 points	—

Business Measurements:
Number of events	21	14	7 events	50%	30	26	4 events	15%
Number of attendees	9,697	5,108	4,589	90%	13,071	9,349	3,722	40%

(1)	Includes AMR Research and Burton Group.

(2)	Dollars in thousands.
Events revenues increased 75% quarter-over-quarter, or $12.6 million, with a 90% increase in the number of attendees. Foreign currency translation had an immaterial impact on the revenue increase. We held 21 events in the second quarter of 2010, consisting of 6 ongoing events held in the same quarter of 2009 and 10 events moved into the quarter on a net basis, for a total of 16 continuing events, and 5 new event launches. The majority of the quarterly revenue increase, approximately $9.5 million, was due to the timing of events, while the 6 ongoing and 5 new events contributed $3.1 million. However, when the 16 continuing events held in the second quarter of 2010 are compared to the same 16 events held in 2009, regardless of when the event was held in 2009, revenues from these same events increased 23% in 2010, while the number of attendees increased 22% and the number of exhibitors increased 23%.
The quarterly gross contribution margin increased 6 points, primarily due to higher margins on events that were moved into the 2010 second quarter and the new event launches, as compared to the events that were moved out.
For the six month periods, revenue increased 33% in 2010, or $10.6 million, with a 40% increase in the number of attendees. Excluding the favorable impact of foreign currency translation, revenues increased 31%. We held 30 events in the first half of 2010, consisting of 18 ongoing events also held in the first half of 2009, 5 new event launches, and 7 events moved in on a net basis. Revenues increased $2.3 million and $2.7 million from the 18 ongoing events and the 5 event launches, respectively, while the net impact of events timing added $5.6 million.
The gross contribution margin increased 7 points in 2010 when comparing the six month periods, due to timing as well as higher margins on the same events held in both periods.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations primarily through cash generated from our on-going operating activities. As of June 30, 2010, we had over $122.0 million of cash and cash equivalents and approximately $108.0 million of available borrowing capacity under our revolving credit facility. Our cash and cash equivalents are held in numerous locations throughout the world, with over 90% held outside the United States as of June 30, 2010.
We believe that the cash we expect to earn from our on-going operating activities, our existing cash balances, and the borrowing capacity we have under our revolving credit facility will be sufficient for our expected short-term and foreseeable long-term operating needs.
The following table summarizes the changes in the Company’s cash and cash equivalents (in thousands):

	Six Months	Six Months
	Ended	Ended	Dollar
	June 30,	June 30,	Increase
	2010	2009	(Decrease)
Cash provided by operating activities	$61,592	$62,534	$(942)
Cash used by investing activities	(19,844)	(8,446)	(11,398)
Cash used in financing activities	(28,286)	(98,646)	70,360

Net increase (decrease)	13,462	(44,558)	58,020
Effects of exchange rates	(7,672)	593	(8,265)
Beginning cash and cash equivalents	116,574	140,929	(24,355)

Ending cash and cash equivalents	$122,364	$96,964	$25,400

Operating
Operating cash flow decreased by $0.9 million, or 2%, due to several factors.
Our operating cash flow decreased because we paid $6.0 million more related to the settlement of accounts payables in the 2010 period, which was timing related, and we paid $6.0 million in acquisition and integration payments related to the December 2009 acquisitions of AMR Research and Burton Group. We also paid about $4.0 million more in bonus payments in 2010.
Almost entirely offsetting these declines in operating cash flow was the $2.3 million increase in net income, a $7.0 million decrease in cash payments for severance, interest, and taxes, and $2.4 million in cash we received from an insurance recovery. We also had a $3.4 million net increase from other receipts and disbursements.
Investing
We used an additional $11.4 million of cash in the six months ended June 30, 2010 compared to the prior year, due to $12.2 million of additional cash paid for the acquisition of Burton Group, which we acquired in late December 2009. We used $7.7 million of cash for capital expenditures in 2010 compared to $8.4 million in 2009, a 9% decrease.
In total, the Company paid $117.7 million in cash for all of the outstanding shares of AMR Research and Burton Group, of which $105.5 million was paid in December 2009 and $12.2 million was paid in 2010.
Financing
We used $28.3 million of cash in our financing activities in the 2010 period compared to $98.6 million used in the prior year period.
On a net basis, we borrowed an additional $28.0 million in the six months ended June 30, 2010, compared to payments of $99.8 million in the prior year period. We also realized $18.8 million from option exercises and excess tax benefits in the 2010 period compared to $4.8 million in the 2009 period. A higher average stock price in the 2010 period resulted in a significantly increased number of option exercises. We used an additional $71.4 million in cash for share repurchases in 2010, with $75.1 million used in the first half of 2010 compared to $3.6 million in the first half of 2009.

OBLIGATIONS AND COMMITMENTS
Credit Agreement
At June 30, 2010, we had $357.0 million outstanding under our Credit Agreement, which includes two amortizing term loans and a $300.0 million revolving credit facility. The revolving credit facility may be increased up to an additional $100.0 million at our lenders’ discretion (the “expansion feature”), for a total revolving credit facility of $400.0 million. However, the $100.0 million expansion feature may or may not be available to us depending upon prevailing credit market conditions.
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
Off-Balance Sheet Arrangements
Through June 30, 2010, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.
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
On April 16, 2010, the Company entered into an amended and restated lease agreement (the “2010 Lease”) to renew the lease on the Stamford headquarters facility. Under the terms of the 2010 Lease, the landlord will provide up to $25.0 million to be used to renovate the three buildings and the parking areas comprising the facility. The 2010 Lease provides for a term of fifteen years, which commences after the earlier of the completion of all of the renovations or June 1, 2012, as well as three (3) five-year renewal options and an option to purchase at fair market value. The total minimum lease payments under this non-cancelable lease agreement are approximately $61.0 million.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires additional disclosures about the credit quality of financing receivables and the allowance for credit losses. The purpose of the additional disclosures is to enable users of financial statements to better understand the nature of credit risk inherent in an entity’s portfolio of financing receivables and how that risk is analyzed. The new disclosures are required to be made in interim and annual periods ending on or after December 15, 2010. We are currently evaluating the impact of this rule but do not believe it will have an impact on our consolidated financial results since the rule requires additional disclosure only.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures.” ASU 2010-06 requires fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the balance sheet. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. These additional disclosure requirements became effective January 1, 2010. In general, Gartner does not anticipate transfers between the different levels of the fair value hierarchy, and for the three and six months ended June 30, 2010, there were none. Our required fair value disclosures are presented in Note 12 — Fair Value Disclosures, herein in the Notes to the Condensed Consolidated Financial Statements. Beginning January 1, 2011, the FASB will also require additional disclosures regarding changes in Level 3 instruments. Gartner currently does not have any Level 3 instruments.
In September 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements”. Under ASU 2009-14, all tangible products containing both software and non-software components, that function together to deliver the product’s essential functionality, will no longer be within the scope of rules governing Software revenue recognition (formerly known as SOP 97-2). This means that entities that sell joint hardware and software products that meet the scope exception (i.e., essential functionality) will be required to follow the guidance in ASU 2009-13 below. The Update provides a list of items to consider when determining whether the software and non-software components function together to deliver a product’s essential functionality. ASU 2009-14 will be effective for Gartner beginning in the first quarter of fiscal year 2011, but early adoption is permitted. We are currently evaluating the impact of this rule but do not believe it will have a material impact on the Company’s consolidated financial statements.
In September 2009, the FASB issued ASU 2009-13, “Revenue Arrangements with Multiple Deliverables.” ASU 2009-13 requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company itself or other vendors. ASU 2009-13 eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance is expected to allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. ASU 2009-13 will be effective for Gartner beginning in the first quarter of fiscal year 2012, but early adoption is permitted. We are currently evaluating the impact of this rule but do not believe it will have a material impact on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had exposure to changes in interest rates arising from the $166.0 million outstanding on our two term loans and $191.0 million outstanding on our revolver as of June 30, 2010. All of these borrowings are floating rate, which may be either prime-based or LIBOR-based. Interest rates under these borrowings include a base rate plus a margin currently between 0.00% and 0.75% on prime borrowings and between .625% and 1.75% on LIBOR-based borrowings.
As of June 30, 2010, the annualized interest rates on the original term loan, the 2008 term loan, and the revolver were 1.42%, 1.79%, and 1.35%, respectively. The rates on the original and 2008 term loans consisted of a three-month LIBOR base rate plus margins of 0.875% and 1.25%, respectively. The rate on the revolver consisted of a LIBOR base rate plus a margin of 0.875%.
We have an interest rate swap contract which effectively converts the floating base rate on the original term loan to a fixed rate. As a result, our exposure to interest rate risk on the original term loan is capped. Including the effect of the interest rate swap, the annualized interest rate on the original term loan was 5.94% as of June 30, 2010.
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
A measure of the potential impact of foreign currency translation on our Condensed Consolidated Balance Sheets can be determined through a sensitivity analysis of our cash and cash equivalents. As of June 30, 2010, we had $122.4 million of cash and cash equivalents, a substantial portion of which was denominated in foreign currencies. If foreign exchange rates in comparison to the U.S. dollar changed by 10%, the amount of cash and cash equivalents we would have reported on June 30, 2010, would have increased or decreased by approximately $7.5 million.
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
We typically enter into foreign currency forward exchange contracts to offset the effects of this foreign currency transaction risk. These contracts are normally short term in duration. Unrealized and realized gains and losses are recognized in earnings. At June 30, 2010, we had 16 outstanding foreign currency forward contracts with a total notional amount of $61.5 million and a net unrealized loss of approximately $0.1 million. All of these contracts matured by the end of July 2010.

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
Management conducted an evaluation, as of June 30, 2010, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Act.
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
Issuer Purchases of Equity Securities
As of June 30, 2010, the Company had $3.5 million available for share repurchases under its previously authorized share repurchase program. On August 5, 2010, the Company’s Board of Directors approved a new $500.0 million share repurchase program to be utilized to acquire additional shares of Common Stock.
Repurchases may be made from time-to-time through open market purchases, private transactions, tender offers or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s shared-based compensation awards. Repurchases will be funded from cash flow from operations and borrowings under the Company’s Credit Agreement.
The following table provides detail related to repurchases of our Common Stock for treasury in the six months ended June 30, 2010:

			Approximate
			Dollar Value of
			Shares that may
			yet be Purchased
	Total		Under our Share
	Number of	Average	Repurchase
	Shares	Price Paid	Program
Period	Purchased	Per Share	(in thousands)
2010
January	2,291	$21.39
February	949,467	22.93
March	551,942	24.18

Total	1,503,700	$23.39

April	1,527	$24.08
May	1,068,050	24.36
June	566,764	24.98

Total	1,636,341	$24.40	$500.0	(1)

(1)	As of August 5, 2010.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
10.1	Amended and Restated Lease dated April 16, 2010 between Gartner, Inc. and Soundview Farms, LLC.

10.2	First Amendment dated April 16, 2010 to Amended and Restated Lease between Gartner, Inc. and Soundview Farms, LLC.

31.1	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32	Certification under 18 U.S.C. 1350.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and (iv) the Notes To Condensed Consolidated Financial Statements.
Items 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.
Date August 9, 2010	/s/ Christopher J. Lafond
Christopher J. Lafond
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)