Form 10-Q
period 2010-09-30
GARTNER INC
filed 2010-11-03
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 26, 2010, 96,117,674 shares of the registrant’s common shares were outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GARTNER, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$148,412	$116,574
Fees receivable, net	299,987	317,598
Deferred commissions	53,823	70,253
Prepaid expenses and other current assets	69,626	53,400

Total current assets	571,848	557,825
Property, equipment and leasehold improvements, net	44,272	52,466
Goodwill	509,652	513,612
Intangible assets, net	16,116	24,113
Other assets	94,485	67,263

Total Assets	$1,236,373	$1,215,279

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$182,529	$255,966
Deferred revenues	496,348	437,207
Current portion of long-term debt	248,500	205,000

Total current liabilities	927,377	898,173
Long-term debt	51,500	124,000
Other liabilities	103,273	80,571

Total Liabilities	1,082,150	1,102,744
Stockholders’ Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 156,234,416 shares issued for both periods	78	78
Additional paid-in capital	599,971	590,864
Accumulated other comprehensive income, net	14,496	11,322
Accumulated earnings	568,983	509,392
Treasury stock, at cost, 60,076,022 and 60,356,672 common shares, respectively	(1,029,305)	(999,121)

Total Stockholders’ Equity	154,223	112,535

Total Liabilities and Stockholders’ Equity	$1,236,373	$1,215,279

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Research	$214,680	$185,718	$634,448	$557,325
Consulting	65,397	65,708	212,796	205,341
Events	16,045	16,043	58,906	48,307

Total revenues	296,122	267,469	906,150	810,973
Costs and expenses:
Cost of services and product development	125,897	118,120	387,279	351,864
Selling, general and administrative	127,488	115,049	388,378	345,980
Depreciation	6,194	6,363	19,218	19,176
Amortization of intangibles	2,531	416	7,994	1,220
Acquisition and integration charges	1,249	—	7,090	—

Total costs and expenses	263,359	239,948	809,959	718,240

Operating income	32,763	27,521	96,191	92,733
Interest expense, net	(3,005)	(4,914)	(9,569)	(13,105)
Other (expense) income, net	(373)	(127)	736	(2,505)

Income before income taxes	29,385	22,480	87,358	77,123
Provision for income taxes	9,310	2,413	27,767	19,875

Net income	$20,075	$20,067	$59,591	$57,248

Income per common share:
Basic	$0.21	$0.21	$0.62	$0.61

Diluted	$0.20	$0.21	$0.60	$0.59

Weighted average shares outstanding:
Basic	95,473	94,872	95,698	94,380
Diluted	98,797	97,657	99,584	96,885
See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Operating activities:
Net income	$59,591	$57,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	27,212	20,396
Stock-based compensation expense	23,298	19,477
Excess tax benefits from stock-based compensation	(12,575)	(1,685)
Deferred taxes	(6,699)	451
Amortization of debt issue costs	785	1,161
Changes in assets and liabilities:
Fees receivable, net	15,148	78,251
Deferred commissions	15,685	9,613
Prepaid expenses and other current assets	(3,212)	(3,534)
Other assets	(36,317)	(5,964)
Deferred revenues	59,811	(8,844)
Accounts payable, accrued, and other liabilities	(16,352)	(48,930)

Cash provided by operating activities	126,375	117,640

Investing activities:
Additions to property, equipment and leasehold improvements	(12,211)	(11,125)
Acquisitions (net of cash received)	(12,151)	—

Cash used in investing activities	(24,362)	(11,125)

Financing activities:
Proceeds from stock issued for stock plans	19,380	11,011
Proceeds from debt issuance	27,000	—
Payments on debt	(56,000)	(151,250)
Purchases of treasury stock	(76,476)	(3,733)
Excess tax benefits from stock-based compensation	12,575	1,685

Cash used by financing activities	(73,521)	(142,287)

Net increase (decrease) in cash and cash equivalents	28,492	(35,772)
Effects of exchange rates on cash and cash equivalents	3,346	7,621
Cash and cash equivalents, beginning of period	116,574	140,929

Cash and cash equivalents, end of period	$148,412	$112,778

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
In the opinion of management, all normal recurring accruals considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and nine months ended September 30, 2010 may not be indicative of the results of operations for the remainder of 2010.
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
Note 2 — Acquisitions
In December 2009 the Company acquired all of the outstanding shares of AMR Research, Inc. (“AMR Research”) and Burton Group, Inc. (“Burton Group’) for a total of $117.7 million in cash. The Company’s consolidated results include the operating results of these businesses beginning on their respective acquisition dates. During the three months ended September 30, 2010, the Company finalized the allocation of the purchase price related to these acquisitions, resulting in immaterial adjustments to recorded goodwill. The Company recorded $1.2 million and $7.1 million of acquisition and integration expenses related to these acquisitions in the three and nine months ended September 30, 2010, respectively.
The Company received contractual indemnifications from the selling shareholders of AMR Research and Burton Group for certain pre-acquisition liabilities, which the Company estimated at $6.1 million. In accordance with FASB ASC Topic 805, the Company recorded a $6.1 million indemnification receivable in Prepaid expenses and other current assets and a $6.1 million liability in Accrued liabilities, which were included in the purchase price allocation. Separately, a portion of the sale proceeds were placed in an escrow account pending resolution of the pre-acquisition liabilities. During the nine months ended September 30, 2010, the Company paid $3.9 million related to the settlement of a portion of these pre-acquisition liabilities and received reimbursement from the escrow for the same amount. As a result, the settlement of these liabilities had no impact on the Company’s results of operations, cash flows, or goodwill. The Company believes the remaining $2.2 million recorded in Accrued liabilities is a reasonable estimate of the amount necessary to satisfy the outstanding exposures, which is fully reimbursable from the escrow account.
Note 3 — Comprehensive Income
The components of Comprehensive income include net income, foreign currency translation adjustments, realized and unrealized gains or losses on interest rate swaps, and deferred gains and losses on defined benefit pension plans. Amounts recorded in Comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income:	$20,075	$20,067	$59,591	$57,248
Other comprehensive income, net of tax effect:
Foreign currency translation adjustments	7,415	3,722	1,086	9,682
Unrealized gains on interest rate swaps	673	851	2,296	2,772
Amortization of realized gain on terminated interest rate swap	—	(51)	(39)	(188)
Amortization of pension unrealized gain	(56)	(48)	(169)	(138)

Other comprehensive income	8,032	4,474	3,174	12,128

Comprehensive income	$28,107	$24,541	$62,765	$69,376

Note 4 — Computation of Earnings Per Share
The following table sets forth the reconciliation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income used for calculating basic and diluted earnings per share	$20,075	$20,067	$59,591	$57,248

Denominator:
Weighted average number of common shares used in the calculation of basic earnings per share	95,473	94,872	95,698	94,380
Common stock equivalents associated with stock-based compensation plans (1), (2)	3,324	2,785	3,886	2,505

Shares used in the calculation of diluted earnings per share	98,797	97,657	99,584	96,885

Basic earnings per share	$0.21	$0.21	$0.62	$0.61

Diluted earnings per share	$0.20	$0.21	$0.60	$0.59

(1)	For the three months ended September 30, 2010 and 2009, 1.0 million and 1.2 million of common stock equivalents, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

(2)	For the nine months ended September 30, 2010 and 2009, 0.5 million and 3.0 million of common stock equivalents, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
Note 5 — Stock-Based Compensation
The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service- and performance-based restricted stock units, and common stock equivalents. At September 30, 2010, the Company had approximately 6.7 million shares of its common stock, par value $.0005 per share (the “Common Stock”) available for awards of stock-based compensation under its 2003 Long-Term Incentive Plan.
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
Stock-Based Compensation Expense
The Company recognized the following amounts of stock-based compensation expense by award type in the periods indicated (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Award type:	2010	2009	2010	2009
Stock appreciation rights (SARs)	$0.9	$1.0	$3.7	$3.4
Common stock equivalents (CSEs)	0.2	0.1	0.4	0.3
Restricted stock units (RSUs)	6.2	5.3	19.2	15.8

Total	$7.3	$6.4	$23.3	$19.5

Stock-based compensation was recognized in the Consolidated Statements of Operations as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amount recorded in:	2010	2009	2010	2009
Cost of services and product development	$3.1	$3.0	$10.9	$9.5
Selling, general and administrative	4.2	3.4	12.4	10.0

Total stock-based compensation expense	$7.3	$6.4	$23.3	$19.5

As of September 30, 2010, the Company had $47.1 million of total unrecognized stock-based compensation cost, which is expected to be recognized as stock-based compensation expense over the remaining weighted-average service period of approximately 2.1 years.
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
When SARs are exercised, the number of shares of Common Stock issued is calculated as follows: (1) the total proceeds from the SARs exercise (calculated as the closing price of the Common Stock on the date of exercise less the exercise price of the SARs, multiplied by the number of SARs exercised) is divided by (2) the closing price of the Common Stock on the exercise date. The Company withholds a portion of the shares of Common Stock issued upon exercise to satisfy minimum statutory tax withholding requirements. SARs recipients do not have any of the rights of a Gartner stockholder, including voting rights and the right to receive dividends and distributions, until after actual shares of Common Stock are issued in respect of the award, which is subject to the prior satisfaction of the vesting and other criteria relating to such grants.
A summary of the changes in SARs outstanding for the nine months ended September 30, 2010, follows:

			Per Share	Weighted
		Per Share	Weighted-	Average
		Weighted-	Average	Remaining
	SARs in	Average	Grant Date	Contractual
	millions	Exercise Price	Fair Value	Term
Outstanding at December 31, 2009	2.9	$15.43	$6.09	4.67 years
Granted	0.6	22.06	8.27	6.37 years
Forfeited	—	—	—	na
Exercised	(0.6)	14.51	5.99	na

Outstanding at September 30, 2010 (1)	2.9	$16.97	$4.90	4.68 years

Vested and exercisable at September 30, 2010 (1)	1.2	$17.03	$6.53	3.67 years

na=not applicable

(1)	At September 30, 2010, SARs outstanding had an intrinsic value of $35.3 million. SARs vested and exercisable had an intrinsic value of $14.6 million.
The fair value of the SARs grants was determined on the date of the grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions:

	Nine Months Ended
	September 30, (1)
	2010	2009
Expected dividend yield (2)	0%	0%
Expected stock price volatility (3)	40%	50%
Risk-free interest rate (4)	2.4%	2.3%
Expected life in years (5)	4.8	4.8

(1)	The Company did not make any SARs grants during the three months ended September 30, 2010 or 2009.

(2)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. Historically, Gartner has not paid cash dividends on its Common Stock.

(3)	The determination of expected stock price volatility was based on both historical Common Stock prices and implied volatility from publicly traded options in Common Stock.

(4)	The risk-free interest rate is based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

(5)	The expected life in years is based on the “simplified” calculation provided for in SEC SAB No. 107. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The Company continues to use the simplified method for SARs awards, as permitted by SEC SAB No. 110, since it does not have the necessary historical exercise and forfeiture data to determine an expected life.
Restricted Stock, Restricted Stock Units, and Common Stock Equivalents
Restricted stock awards give the awardee the right to vote and to receive dividends and distributions on these shares; however, the awardee may not sell the restricted shares until all restrictions on the release of the shares have lapsed and the shares are released.
Restricted stock units (RSUs) give the awardee the right to receive shares of Common Stock when the vesting conditions are met and the restrictions lapse, and each RSU that vests entitles the awardee to one common share. RSU awardees do not have any of the rights of a Gartner stockholder, including voting rights and the right to receive dividends and distributions, until after the common shares are released.

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
A summary of the changes in restricted stock, RSUs and CSEs during the nine months ended September 30, 2010, follows:

		Weighted-		Weighted-	Common	Weighted-
		Average	Restricted	Average	Stock	Average
	Restricted	Grant Date	Stock Units	Grant Date	Equivalents	Grant Date
	Stock	Fair Value (1)	(RSUs)	Fair Value (1)	(CSEs)	Fair Value (1)
Outstanding at December 31, 2009	200,000	$7.30	3,763,805	$14.57	135,224	na
Granted (2), (3)	—	—	1,117,721	22.17	14,627	$24.93
Vested or released	—	—	(1,432,709)	15.20	(34,859)	na
Forfeited	—	—	(56,856)	16.59	—	na

Outstanding at September 30, 2010 (4), (5)	200,000	$7.30	3,391,961	$16.52	114,992	na

na=not available

(1)	Per share.

(2)	The 1.1 million RSUs granted in 2010 consisted of 0.5 million performance-based RSUs awarded to executives and 0.6 million service-based RSUs awarded to non-executive employees and certain board members. The 0.5 million performance-based RSUs represents the target amount of the award. The actual number of RSUs that will ultimately be granted will be between 0% and 200% of the target amount, depending on the level of achievement of the performance metric. For 2010, the performance metric is the dollar level of the Company’s ending subscription-based contract value. If the specified minimum level of achievement is not met, the performance-based RSUs will be forfeited in their entirety, and any compensation expense already recorded will be reversed.

(3)	CSEs represent fees paid to directors. The CSEs vest when granted and are convertible into common shares when the director leaves the Board of Directors or earlier if the director elects to accelerate the release.

(4)	Vesting on the 200,000 shares of restricted stock held by our CEO is subject to a market condition as follows: (i) 100,000 shares will vest when the Common Stock trades at an average price of $25 or more each trading day for sixty consecutive trading days; and (ii) 100,000 shares will vest when the Common Stock trades at an average price of $30 or more each trading day for sixty consecutive trading days. There is no remaining unamortized cost on this grant. On October 25, 2010, subsequent to quarter-end, 100,000 of these restricted shares vested after the average price exceeded $25 per share for sixty consecutive trading days.

(5)	The weighted-average remaining contractual term of the RSUs is 1.36 years. The restricted stock awards and the CSEs have no defined contractual term.
Stock Options
Historically, the Company granted stock options to employees that allowed them to purchase shares of the Common Stock at a certain price. The Company has not made any stock option grants since 2006. All outstanding options are fully vested and there is no remaining unamortized cost. The Company received approximately $17.2 million and $9.0 million in cash from option exercises in the nine months ended September 30, 2010 and 2009, respectively.

A summary of the changes in stock options outstanding in the nine months ended September 30, 2010, follows:

			Weighted
		Per Share	Average
		Weighted-	Remaining	Aggregate
	Options in	Average	Contractual	Intrinsic Value
	millions	Exercise Price	Term	(in millions)
Vested and outstanding at December 31, 2009	4.7	$10.65	3.07 years	$34.8
Expired	—	—	na	na
Exercised (1)	(1.7)	10.14	na	na

Vested and outstanding at September 30, 2010	3.0	$10.94	2.68 years	$55.6

na=not applicable

(1)	Options exercised during the nine months ended September 30, 2010, had an intrinsic value of $26.5 million.
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
At September 30, 2010, the Company had approximately 1.5 million shares available for purchase under the ESPP Plan. The ESPP Plan is considered non-compensatory under FASB ASC Topic 718, and as a result the Company does not record compensation expense related to employee share purchases. The Company received approximately $2.2 million and $2.0 million in cash from share purchases under the ESPP Plan in the nine months ended September 30, 2010 and 2009, respectively.
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

The following tables present information about the Company’s reportable segments (in thousands):

	Research	Consulting	Events	Consolidated
Three Months Ended September 30, 2010:
Revenues	$214,680	$65,397	$16,045	$296,122
Gross contribution	140,605	23,981	5,974	170,560
Corporate and other expenses				(137,797)

Operating income				$32,763

	Research	Consulting	Events	Consolidated
Three Months Ended September 30, 2009:
Revenues	$185,718	$65,708	$16,043	$267,469
Gross contribution	122,611	23,658	5,934	152,203
Corporate and other expenses				(124,682)

Operating income				$27,521

	Research	Consulting	Events	Consolidated
Nine Months Ended September 30, 2010:
Revenues	$634,448	$212,796	$58,906	$906,150
Gross contribution	415,311	84,222	22,688	522,221
Corporate and other expenses				(426,030)

Operating income				$96,191

	Research	Consulting	Events	Consolidated
Nine Months Ended September 30, 2009:
Revenues	$557,325	$205,341	$48,307	$810,973
Gross contribution	366,807	78,314	16,300	461,421
Corporate and other expenses				(368,688)

Operating income				$92,733

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
The following table presents changes to the carrying amount of goodwill by reporting segment during the nine months ended September 30, 2010 (in thousands):

	Research	Consulting	Events	Total
Balance, December 31, 2009	$370,630	$100,744	$42,238	$513,612
Foreign currency translation adjustments and other (1)	(2,836)	(802)	(322)	(3,960)

Balance, September 30, 2010 (2)	$367,794	$99,942	$41,916	$509,652

(1)	Includes the impact of foreign currency translation and certain immaterial adjustments related to the acquisitions of AMR Research and Burton Group. The Company finalized the allocation of the purchase price related to the acquisitions of AMR Research and Burton Group in September 2010.

(2)	The Company did not record any goodwill impairment losses during the nine months ended September 30, 2010 or the fiscal year ended December 31, 2009. In addition, the Company does not have any accumulated goodwill impairment losses.

Other Intangible Assets

			Customer	Noncompete
September 30, 2010	Content	Trade Name	Relationships	Agreements	Total
Gross cost	$10,634	$5,758	$7,210	$210	$23,812
Accumulated amortization	(5,317)	(864)	(1,351)	(164)	(7,696)

Net	$5,317	$4,894	$5,859	$46	$16,116

			Customer	Noncompete
December 31, 2009	Content	Trade Name	Relationships	Agreements	Total
Gross cost	$10,634	$5,758	$14,910	$416	$31,718
Accumulated amortization	—	—	(7,315)	(290)	(7,605)

Net	$10,634	$5,758	$7,595	$126	$24,113

All of the Company’s other intangible assets are being amortized against earnings over the following periods:

			Customer	Noncompete
	Content	Trade Name	Relationships	Agreements
Useful Life (Years)	1.5	5	4	2-5
Aggregate amortization expense related to intangible assets was $2.5 million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively, and $8.0 million and $1.2 million for the nine months ended September 30, 2010 and 2009, respectively. The additional amortization was due to acquired intangibles from the AMR Research and Burton Group acquisitions.
The estimated future amortization expense by year from purchased intangibles is as follows (in thousands):

2010 (remaining three months)	$2,541
2011	6,525
2012	2,955
2013	2,955
2014	1,140

$16,116

Note 8 — Debt
Credit Facility
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
The following table provides information regarding amounts outstanding under the Company’s Credit Agreement:

	Amount	Amount
	Outstanding	Outstanding	Annualized
	December 31, 2009	September 30, 2010	Interest Rates
	(In thousands)	(In thousands)	September 30, 2010 (3)
Description:
Original term loan (1)	$126,000	$90,000	1.17%
2008 term loan (1)	75,000	55,000	1.54%
Revolver (2)	128,000	155,000	1.20%

Total	$329,000	$300,000

(1)	During the nine months ended September 30, 2010, the Company repaid $56.0 million of the term loans.

(2)	The Company had $142.0 million of available borrowing capacity on the revolver (not including the expansion feature) as of September 30, 2010.

(3)	The annualized interest rates on the original term loan and the 2008 term loan consisted of a three-month LIBOR base rate plus margins of 0.88% and 1.25%, respectively. The revolver borrowings were all three months or less, and the annualized rate consisted of a weighted-average of the LIBOR rates plus a margin of 0.88%.
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
The original term loan will be repaid in 18 consecutive quarterly installments which commenced on September 30, 2007, with the final payment due on January 31, 2012, and may be prepaid at any time without penalty or premium at the option of the Company. The 2008 term loan is co-terminus with the original 2007 term loan under the Credit Agreement and will be repaid in 16 consecutive quarterly installments plus a final payment due on January 31, 2012, and may be prepaid at any time without penalty or premium at the option of Gartner.
The Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum annualized contract value ratio and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, and make investments. A failure to comply with these covenants in the future could result in acceleration of all amounts outstanding under the Credit Agreement, which would materially impact our financial condition unless accommodations could be negotiated with our lenders. The Company was in full compliance with its financial covenants as of September 30, 2010 and December 31, 2009.
The Company’s Credit Agreement expires in January 2012. The Company is currently exploring refinancing options, which may result in the accelerated payment of the amounts outstanding as of September 30, 2010.
Letters of Credit
The Company provides letters of credit and similar guarantees in the ordinary course of business to facilitate transactions with customers and others. At September 30, 2010, the Company had outstanding letters of credit and related guarantees of approximately $5.3 million.
Note 9 — Equity and Stock Programs
Share Repurchases
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

The Company’s share repurchase activity was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Number of shares repurchased	48,904	4,531	3,188,945	305,482
Cost of repurchased shares (in thousands) (1), (2):	$1,372	$75	$76,475	$3,734

(1)	These share repurchases were made under the Company’s previously authorised share repurchase program.

(2)	As of September 30, 2010, the Company had $500.0 million available for share repurchases under its new repurchase program.
Note 10 — Income Taxes
The provision for income taxes was $9.3 million for the three months ended September 30, 2010 compared to $2.4 million in the prior year quarter. The effective tax rate was 31.7% for the three months ended September 30, 2010 and 10.7% for the same period in 2009. The increase in the effective tax rate was primarily due to the impact of certain discrete items as well as a change in the estimated annual mix of pre-tax income by jurisdiction. Discrete items in the three months ended September 30, 2009 included the release of approximately $3.4 million of reserves and $0.5 million of related interest reserves due to the expiration of the relevant statutes of limitation.
The provision for income taxes was $27.8 million for the nine months ended September 30, 2010 compared to $19.9 million in the same period in 2009. The effective tax rate was 31.8% for the nine months ended September 30, 2010 and 25.8% for the same period in 2009. The increase in the effective tax rate was primarily due to the impact of certain discrete items as well as a change in the estimated annual mix of pre-tax income by jurisdiction. Discrete items in the nine months ended September 30, 2009 included the release of approximately $3.4 million of reserves and $0.5 million of related interest reserves due to the expiration of the relevant statutes of limitation.
As of September 30, 2010 and December 31, 2009, the Company had gross unrecognized tax benefits of $14.5 and $13.8 million, respectively. It is reasonably possible that the gross unrecognized tax benefits will be decreased by $0.7 million within the next 12 months, primarily due to settlements of outstanding audits and the expiration of the relevant statutes of limitation. As of September 30, 2010 and December 31, 2009, the Company had Other liabilities of $13.8 million and $13.5 million, respectively, related to long term uncertain tax positions.
The Internal Revenue Service has completed its examination of the Federal income tax return of the Company for the tax year ended December 31, 2007. The Company has not yet received a report of the findings. The Company believes that it has recorded reserves sufficient to cover exposures related to such review. However, the resolution of such matters involves uncertainties and there are no assurances that the ultimate resolution will not exceed the amounts we have recorded. Additionally, the results of an audit could have a material effect on our financial position, results of operations, and cash flows in the period or periods for which that determination is made.
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
The following tables provide information regarding the Company’s outstanding derivatives contracts (in thousands, except for number of outstanding contracts):
September 30, 2010

	Number of	Contract	Fair Value	Balance	(Loss) Gain
	Outstanding	Notional	(Liability)	Sheet	Recorded in
Derivative Contract Type	Contracts	Amount	Asset (4)	Line Item	OCI (5)
Interest Rate Swap (1)	1	$90,000	$(3,695)	Other liabilities	$(2,750)
Interest Rate Swap (2)	1	82,500	(1,871)	Other liabilities	(534)
Foreign Currency Forwards (3)	20	82,460	(426)	Accrued liabilities	—

Total	22	$254,960	$(5,992)		$(3,284)

December 31, 2009

	Number of	Contract	Fair Value	Balance	(Loss) Gain
	Outstanding	Notional	(Liability)	Sheet	Recorded in
Derivative Contract Type	Contracts	Amount	Asset (4)	Line Item	OCI (5)
Interest Rate Swap (1)	1	$126,000	$(6,594)	Other liabilities	$(3,956)
Interest Rate Swap (2)	1	112,500	(2,769)	Other liabilities	(1,090)
Foreign Currency Forwards (3)	19	117,300	740	Other current assets	—

Total	21	$355,800	$(8,623)		$(5,046)

(1)	On September 30, 2010, the Company discontinued hedge accounting on this interest rate swap. The Company previously designated this interest rate swap as a cash flow hedge of the forecasted interest payments on the Original term loan, and as a result the changes in fair value were recorded in OCI, net of tax effect. The remaining deferred loss in OCI will be amortized against earnings through the maturity of the loan since the Company cannot conclude at this time that the forecasted interest payments are not probable of occurring. Future changes in fair value of this swap will be recognized in earnings.

(2)	On September 30, 2009, the Company discontinued hedge accounting on this interest rate swap. The Company previously designated this interest rate swap as a cash flow hedge of the forecasted interest payments on the 2008 term loan, and as a result the changes in fair value were recorded in OCI, net of tax effect. The remaining deferred loss in OCI will be amortized against earnings through the maturity of the loan since the Company cannot conclude at this time that the forecasted interest payments are not probable of occurring. Changes in fair value of the swap are currently recognized in earnings.

(3)	The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currencies in which the Company and its subsidiaries operate. The Company may enter into foreign currency forward exchange contracts to offset the effects of this foreign currency transaction risk. These contracts are normally short term in duration. Both realized and unrealized gains and losses are recognized in earnings since the Company does not designate these contracts as hedges for accounting purposes.

(4)	See Note 12 — Fair Value Disclosures for the determination of the fair value of these instruments.

(5)	Represents the amount recorded in OCI, net of tax effect.
At September 30, 2010, the Company’s derivative counterparties were all large investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties, and none of the derivative contracts contained credit-risk related contingent features.
The following table provides information regarding derivative gains and losses that have been recognized in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amount recorded in:	2010	2009	2010	2009
Interest expense, net (1)	$1,799	$3,435	$6,117	$7,291
Other expense (income), net (2)	1,497	783	(1,413)	(1,160)

Total expense, net	$3,296	$4,218	$4,704	$6,131

(1)	Includes interest expense recorded on the two interest rate swap contracts.

(2)	Includes realized and unrealized gains and losses on foreign currency forward contracts.

Note 12 — Fair Value Disclosures
The Company’s financial instruments include cash and cash equivalents, fees receivable from customers, accounts payable, and accruals which are normally short-term in nature. The Company believes the carrying amounts of these financial instruments reasonably approximates their fair value.
At September 30, 2010, the Company had $300.0 million of outstanding floating rate debt, which is carried at amortized cost. The Company believes the carrying amount of the debt reasonably approximates its fair value as the rate of interest on the term loans and revolver are floating rate which reflect current market rates of interest for similar instruments with comparable maturities.
FASB ASC Topic 820 provides a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the resulting fair value measurement. The valuation hierarchy contains three levels:
•	Level 1 — Valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets.
•	Level 2 — Valuation inputs are quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the asset or liability being measured.
•	Level 3 — Valuation inputs are unobservable and significant to the fair value measurement.
The following table presents Company assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value	Fair Value
	September 30, 2010	December 31, 2009
Description:
Assets:
Deferred compensation assets (1)	$22,238	$20,214
Foreign currency forward contracts, net (2)	—	740

	$22,238	$20,954

Liabilities:
Interest rate swap contracts (3)	$5,566	$9,363
Foreign currency forward contracts, net (2)	387	—

	$5,953	$9,363

(1)	The Company has two supplemental deferred compensation arrangements for the benefit of certain highly compensated officers, managers and other key employees. The assets consist of investments in money market and mutual funds, and company-owned life insurance. The money market and mutual funds consist of cash equivalents or securities traded in active markets, which the Company considers the fair value of these assets to be based on a Level 1 input. The value of the Company-owned life insurance is based on indirectly observable prices, which the Company considers to be a Level 2 input.

(2)	The Company enters into foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates (see Note 11—Derivatives and Hedging). Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets; thus the Company measures the fair value of these contracts under a Level 2 input.

(3)	The Company has two interest rate swap contracts (see Note 11—Derivatives and Hedging). To determine the fair value of the swaps, the Company relies on mark-to-market valuations prepared by third-party brokers based on observable interest rate yield curves. Accordingly, the fair value of the swaps is determined under a Level 2 input.

Note 13 — Employee Benefits
Defined Benefit Pension Plans
The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company accounts for material defined benefit plans in accordance with FASB ASC Topics 715 and 960. None of these plans have plan assets as defined under FASB ASC Topic 960. Net periodic pension expense was $0.5 million for both the three months ended September 30, 2010 and 2009, and $1.3 million for both the nine months ended September 30, 2010 and 2009.
Note 14 — Commitments and Contingencies
Stamford Headquarters Lease Renewal
Our corporate headquarters is located in approximately 213,000 square feet of leased office space in three buildings located in Stamford, Connecticut. Our Stamford facility accommodates research and analysis, marketing, sales, client support, production, corporate services, executive offices, and administration.
On April 16, 2010, the Company entered into an amended and restated lease agreement (the “2010 Lease”) for the Stamford headquarters facility. Under the terms of the 2010 Lease, the landlord will provide up to $25.0 million to be used to renovate the three buildings and the parking areas comprising the facility. The 2010 Lease provides for a term of fifteen years, which commences after the earlier of the completion of all of the renovations or June 1, 2012. The 2010 Lease also grants the Company three options to renew at fair market value for five years each, and an option to purchase at fair market value.
In accordance with FASB ASC Topic 840, the Company will account for the 2010 Lease as an operating lease. The total minimum payments the Company will be obligated to pay under the 2010 Lease, including contractual escalation clauses and reduced rents during the renovation period, will be expensed on a straight-line basis over the lease term. The total minimum lease payments under this non-cancelable lease agreement are approximately $59.0 million. The tenant improvement allowance was recorded as deferred rent (liability) and will be amortized as a reduction to rent expense on a straight-line basis over the term of the lease. Leasehold improvements for which Gartner is determined to be the owner for accounting purposes will be capitalized as fixed assets and amortized to depreciation expense.
The State of Connecticut has made certain tax and financial incentives available to the Company that may be used in connection with the renovation of the Stamford facility. These incentives include a $1.0 million sales tax exemption for construction materials, furniture, fixtures and equipment purchased for the facility, a $5.0 million ten year loan and up to $20.0 million in state income tax credits. The loan, which has not been drawn down by the Company, may be forgiven in part subject to achievement of certain employment growth. The tax credits will be available beginning in 2012 through 2018 and are contingent upon the achievement of certain employment growth and capital investment thresholds.
Contingencies
We are involved in legal proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position or results of operations when resolved in a future period.
The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of September 30, 2010, the Company did not have any indemnification agreements that would require material payments.

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
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, in December 2009 we acquired AMR Research, Inc. (“AMR Research”), and Burton Group, Inc. (“Burton Group’). As a result, the MD&A disclosures herein include the operating results and business measurements of these acquired businesses for the three and nine months ended September 30, 2010, but excludes them for the comparable periods of 2009.
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
BUSINESS OVERVIEW
Gartner, Inc. is the world’s leading information technology research and advisory company that helps executives use technology to build, guide and grow their enterprises. We offer independent and objective research and analysis on the information technology, computer hardware, software, communications and related technology industries. We provide comprehensive coverage of the IT industry to 11,000 client organizations, including approximately 400 of the Fortune 500 companies, across 85 countries. Our client base consists primarily of CIOs and other senior IT and executives from a wide variety of business enterprises, government agencies and the investment community.
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
We had total revenues of $296.1 million in the third quarter of 2010, an increase of 11% compared to the prior year quarter. Adjusted for the unfavorable effect of foreign currency translation, total revenues were up 12% quarter-over-quarter. Revenues increased 16% in our Research segment, while both Consulting and Events were essentially flat; however, adjusted for foreign currency translation, segment revenues were up 17%, 2%, and 3%, respectively. We had net income of $20.1 million in the third quarter of both 2010 and 2009, but diluted earnings per share declined $0.01 quarter-over-quarter due to higher diluted shares.
For the nine month periods, 2010 revenues increased 12% over 2009, while diluted earnings per share increased by $.01 per share, to $0.60.
Research revenues rose 16% quarter-over-quarter, to $214.7 million in the third quarter of 2010 from $185.7 million in the prior year quarter, while the contribution margin declined by 1 point, to 65%. For the nine month periods, Research revenues rose 14%. At September 30, 2010, Research contract value was over $905.0 million, an increase of 22% over September 30, 2009. Client retention was 82% and wallet retention was 95% at September 30, 2010.

Consulting revenues were essentially flat in the three months ended September 30, 2010 compared to the same quarter in 2009, while the segment contribution margin improved by 1 point. Consultant utilization was 65% for the three months ended September 30, 2010, a 1 point increase over the prior year quarter, and we had 453 billable consultants at September 30, 2010. For the nine month periods, 2010 revenue increased 4% over 2009, while the gross contribution margin improved by 2 points.
Events revenues were flat quarter-over-quarter, with 14 events held in the third quarter of 2010 compared to 15 in the prior year quarter. The segment contribution margin was 37% for both quarters. We held 44 events in the nine months ended September 30, 2010, with a 22% increase in revenues and a 5 point increase in the gross contribution margin. The number of attendees increased 10% quarter-over-quarter and 32% when comparing the nine month periods.
For a more detailed discussion of our segment results, see Segment Results below.
We had over $148.0 million of cash and cash equivalents as of September 30, 2010, and we had $142.0 million of available borrowing capacity under our revolving credit facility. We believe we have a strong cash position and adequate borrowing capacity.
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
For those government contracts that permit cancellation, historically we only recorded fees receivables to the extent amounts were earned and deferred revenue to the extent cash was received. As of September 30, 2010, based on an analysis of historic contract cancellations, we determined that the likelihood of such cancellations was remote. Accordingly, as of that date we record the entire billable contract amount as fees receivable at the time the contract is signed with a corresponding amount to deferred revenue, consistent with other contracts. This change in estimate had an immaterial impact on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2010 and no impact on the Condensed Consolidated Statements of Operations or Cash Flows. As of December 31, 2009, we had not recorded uncollected receivables or deferred revenues relating to government contracts that permit cancellation of $8.3 million
Uncollectible fees receivable — The allowance for losses is composed of a bad debt and a sales reserve. Provisions are charged against earnings, either as a reduction in revenues or an increase to expense. The measurement of likely and probable losses and the allowance for losses is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires material estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of fees receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients’ liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due, and the effectiveness of our collection efforts.
The following table provides our total fees receivable, along with the related allowance for losses (in thousands):

	September 30,	December 31,
	2010	2009
Total fees receivable	$307,687	$325,698
Allowance for losses	(7,700)	(8,100)

Fees receivable, net	$299,987	$317,598

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
We completed our required annual goodwill impairment testing in the quarter ended September 30, 2010 and concluded that the fair values of each of the Company’s three reporting units substantially exceeded their respective carrying values.
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

RESULTS OF OPERATIONS
Overall Results
The following tables summarize the changes in selected line items in our interim Condensed Consolidated Statements of Operation for the periods indicated (dollars in thousands):
For the three months ended September 30, 2010 and 2009:

	Three Months	Three Months	Income	Income
	Ended	Ended	Increase	Increase
	September 30,	September 30,	(Decrease)	(Decrease)
	2010 (1)	2009	$	%
Total revenues	$296,122	$267,469	$28,653	11%
Costs and expenses:
Cost of services & product development	125,897	118,120	(7,777)	(7)%
Selling, general and administrative	127,488	115,049	(12,439)	(11)%
Depreciation	6,194	6,363	169	3%
Amortization of intangibles	2,531	416	(2,115)	>(100)%
Acquisition & integration charges	1,249	—	(1,249)	(100)%

Operating income	32,763	27,521	5,242	19%
Interest expense, net	(3,005)	(4,914)	1,909	39%
Other expense, net	(373)	(127)	(246)	>(100)%
Provision for income taxes	9,310	2,413	(6,897)	>(100)%

Net income	$20,075	$20,067	$8	—%

(1)	Includes the operating results of AMR Research and Burton Group.
For the nine months ended September 30, 2010 and 2009:

	Nine Months	Nine Months	Income	Income
	Ended	Ended	Increase	Increase
	September 30,	September 30,	(Decrease)	(Decrease)
	2010 (1)	2009	$	%
Total revenues	$906,150	$810,973	$95,177	12%
Costs and expenses:
Cost of services & product development	387,279	351,864	(35,415)	(10)%
Selling, general and administrative	388,378	345,980	(42,398)	(12)%
Depreciation	19,218	19,176	(42)	—%
Amortization of intangibles	7,994	1,220	(6,774)	>(100)%

Acquisition & integration charges	7,090	—	(7,090)	(100)%

Operating income	96,191	92,733	3,458	4%
Interest expense, net	(9,569)	(13,105)	3,536	27%
Other income (expense), net	736	(2,505)	3,241	>100%
Provision for income taxes	27,767	19,875	(7,892)	(40)%

Net income	$59,591	$57,248	$2,343	4%

(1)	Includes the operating results of AMR Research and Burton Group.
Total revenues for the three months ended September 30, 2010, increased $28.7 million, or 11%, compared to the same period in 2009. Revenues increased in our Research segment but were essentially flat in Consulting and Events. Excluding the unfavorable impact of foreign currency translation, total quarterly revenues would have increased about 12%. Approximately $14.0 million of the quarterly revenue increase was attributable to the AMR Research and Burton Group businesses.
For the nine month periods, revenues increased 12% in 2010, or about $95.2 million, with higher revenues in all three of our business segments. Excluding the favorable impact of foreign currency translation, revenues increased 11%. Approximately $40.0 million of the revenue increase was attributable to the AMR Research and Burton Group businesses.

Please refer to the section of this MD&A below entitled “Segment Results” for a further discussion of revenues and results by segment.
Cost of services and product development was 7% higher quarter-over-quarter, or $7.8 million. The increase was primarily due to higher payroll and related benefits costs, which includes additional headcount charges attributable to the AMR Research and Burton Group businesses. Cost of services and product development as a percentage of sales decreased by 1 point, to 43% from 44%.
For the nine month periods, Cost of services and product development increased 10%, or $35.4 million, in 2010. We recognized $24.5 million in higher payroll and related benefits costs in 2010, primarily due to the impact of the increased headcount from the AMR Research and Burton Group businesses, and we had $7.8 million in higher conference and travel costs, due to additional events and increased attendees, as well as a general pickup in travel activity from a depressed level in 2009, when the Company had strict travel restrictions in place due to the economic downturn. We also had $3.1 million in other charges, including the unfavorable impact of foreign currency translation. Cost of services and product development as a percentage of sales was 43% for both the nine months ended September 30, 2010 and 2009.
Selling, general and administrative (“SG&A”) was $12.4 million higher quarter-over-quarter, or 11%. The increase was primarily due to higher sales commissions, payroll and benefits, and other personnel charges, which includes the additional headcount costs attributable to the AMR Research and Burton Group businesses.
SG&A expense increased 12%, or $42.4 million, in the nine months ended September 30, 2010 compared to the same period in the prior year. We had $34.3 million of higher sales commissions, payroll and benefits, and other personnel charges, which included the additional headcount costs attributable to the AMR Research and Burton Group businesses, as well as higher stock-based compensation expense due to a higher projected level of achievement on performance-based restricted stock units. We also had higher travel charges of $4.5 million, primarily due to additional sales headcount, and the unfavorable impact of foreign currency translation added $3.6 million of additional expense.
Depreciation expense declined 3% quarter-over-quarter but was flat when comparing the nine-month periods. Capital spending increased to $12.2 million in the nine months ended September 30, 2010 compared to $11.1 million in the same period in 2009.
Amortization of intangibles increased in both the three and nine month periods of 2010 by $2.1 million and $6.8 million, respectively, due to the amortization of the intangibles acquired from AMR Research and Burton Group in December 2009.
Acquisition and Integration Charges were $1.2 million and $7.1 million in the three and nine months ended September 30, 2010, respectively. These charges relate to the acquisitions of AMR Research and Burton Group, and include legal, consulting, severance, and other costs.
Operating Income increased $5.2 million, or 19% quarter-over-quarter, to $32.7 million in the three months ended September 30, 2010 compared to $27.5 million in 2009, with operating income as a percentage of revenues of 11% in 2010 and 10% in 2009. For the nine month periods, operating income increased 4% in 2010, to $96.2 million, while operating income as a percentage of revenues was 11% for both the nine months ended September 30, 2010 and 2009. Please refer to the section of this MD&A entitled “Segment Results” below for a further discussion of revenues and results by segment.
Interest Expense, Net declined 39% in the three months ended September 30, 2010 compared to the same period in 2009, primarily due to a $1.1 million charge recorded in the 2009 period related to the dedesignation of hedge accounting on an interest rate swap contract. Also, in the three months ended September 30, 2010, we had lower interest expense on our two interest rate swap contracts due to declining notional amounts and to a lesser extent, lower amortization charges on capitalized deferred financing costs and higher interest income.
Interest expense, net declined 27% in the nine months ended September 30, 2010 compared to the same period in 2009, due to a reduction in the weighted-average interest rate we paid on our debt in 2010 and the $1.1 million swap dedesignation charge recorded in the 2009 period discussed above. Similar to the quarter, we also had lower amortization charges on capitalized deferred financing costs and higher interest income in the 2010 period.
The Company’s existing Credit Agreement expires in January 2012. The Company is currently exploring refinancing options which may result in the accelerated payment of the amounts outstanding as of September 30, 2010. In addition, as of September 30, 2010 the Company had $2.8 million of deferred losses, net of tax, recorded in OCI related to our two dedesignated interest rate swaps. This amount is being amortized against earnings through the remaining maturity of the loans outstanding under the existing Credit

Agreement. In the event of a refinancing, some or all of this amount, in addition to approximately $0.8 million in unamortized deferred financing costs, may need to be recognized as expense in the period of the refinancing.
Other (Expense) Income, Net for the three and nine months ended September 30, 2010 and 2009 consisted of net foreign currency exchange gains and losses. In addition, the first nine months of 2010 included a $2.4 million gain due to an insurance recovery related to a prior period loss.
Provision For Income Taxes was $9.3 million for the three months ended September 30, 2010 compared to $2.4 million in the prior year quarter. The effective tax rate was 31.7% for the three months ended September 30, 2010 and 10.7% for the same period in 2009. The increase in the effective tax rate was primarily due to the impact of certain discrete items as well as a change in the estimated annual mix of pre-tax income by jurisdiction. Discrete items in the three months ended September 30, 2009 included the release of approximately $3.4 million of reserves and $0.5 million of related interest reserves due to the expiration of the relevant statutes of limitation.
The provision for income taxes was $27.8 million for the nine months ended September 30, 2010 compared to $19.9 million in the same period in 2009. The effective tax rate was 31.8% for the nine months ended September 30, 2010 and 25.8% for the same period in 2009. The increase in the effective tax rate was primarily due to the impact of certain discrete items as well as a change in the estimated annual mix of pre-tax income by jurisdiction. Discrete items in the nine months ended September 30, 2009 included the release of approximately $3.4 million of reserves and $0.5 million of related interest reserves due to the expiration of the relevant statutes of limitation.
Net Income was $20.1 million for both the three months ended September 30, 2010 and 2009, while basic earnings per share was $0.21 per share for both periods. Diluted earnings per share declined by $.01 per share, due to an increase in the number of diluted shares outstanding. For the nine month periods, both basic and diluted earnings per share increased by $.01 per share in 2010 due to higher net income.

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
The following sections present the results of our three segments:
Research

	As Of And	As Of And			As Of And	As Of And
	For The	For The			For The	For The
	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended		Percentage	Ended	Ended		Percentage
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2010 (1)	2009	(Decrease)	(Decrease)	2010 (1)	2009	(Decrease)	(Decrease)
Financial Measurements:
Revenues (2)	$214,680	$185,718	$28,962	16%	$634,448	$557,325	$77,123	14%
Gross contribution (2)	$140,605	$122,611	$17,994	15%	$415,311	$366,807	$48,504	13%
Gross contribution margin	65%	66%	(1) point	—	65%	66%	(1) point	—

Business Measurements:
Contract value (2)	$905,506	$742,885	$162,621	22%
Client retention	82%	77%	5 points	—
Wallet retention	95%	85%	10 points	—
Exec. program members	3,969	3,469	500	14%

(1)	Includes AMR Research and Burton Group.

(2)	Dollars in thousands.
Research revenues increased 16% on a quarter-over-quarter basis, but excluding the unfavorable effect of foreign currency translation, revenues increased 17%. Approximately 38% of the almost $29.0 million revenue increase was attributable to the AMR Research and Burton Group businesses. The segment gross contribution margin declined by 1 point quarter-over-quarter, to 65%, primarily due to additional headcount costs from the AMR Research and Burton Group businesses.
When comparing the nine month periods, revenues increased 14% in 2010, with the AMR Research and Burton Group businesses contributing about 42% of the increase. Adjusted for the favorable impact of foreign currency translation, revenues increased 13%. The segment gross contribution margin declined 1 point, again primarily due to additional headcount expenses from the AMR Research and Burton Group businesses.
Research contract value increased 22% compared to September 30, 2009. Excluding the favorable impact of foreign currency translation, research contract value increased 18%. Approximately 35% of the $162.6 million increase in contract value was attributable to the AMR Research and Burton Group businesses. Client retention and wallet retention improved 5 points and 10 points, respectively.

Consulting

	As Of And	As Of And			As Of And	As Of And
	For The	For The			For The	For The
	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended		Percentage	Ended	Ended		Percentage
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2010 (1)	2009	(Decrease)	(Decrease)	2010 (1)	2009	(Decrease)	(Decrease)
Financial Measurements:
Revenues (2)	$65,397	$65,708	$(311)	—%	$212,796	$205,341	$7,455	4%
Gross contribution (2)	$23,981	$23,658	$323	1%	$84,222	$78,314	$5,908	8%
Gross contribution margin	37%	36%	1 point	—	40%	38%	2 points	—

Business Measurements:
Backlog (2)	$93,991	$84,747	$9,244	11%
Consultant utilization	65%	64%	1 point	—	69%	68%	1 point	—
Billing rate per hour	$356	$346	$10	3%	$352	$336	$16	5%
Average annualized revenue per billable headcount (2)	$408	$389	$19	5%	$426	$401	$25	6%

(1)	Includes AMR Research and Burton Group.

(2)	Dollars in thousands.
Consulting revenues were essentially flat quarter-over-quarter, but excluding the unfavorable impact of foreign currency translation, revenues increased about 2%. Consulting revenues related to the AMR Research and Burton Group businesses contributed approximately $1.3 million of revenues in the three months ended September 30, 2010. Consulting billable headcount was 453 at September 30, 2010 compared to 449 at September 30, 2009. The gross contribution margin improved by 1 point, due to additional revenues in our strategic advisory (SAS) business, which has a higher margin than core consulting.
For the nine month periods, Consulting revenues increased 4% in 2010, but excluding the favorable impact of foreign currency translation, revenues increased 3%. The AMR Research and Burton Group businesses added approximately half of the $7.5 million revenue increase. The gross contribution margin improved by 2 points due to additional revenues in our contract optimization and SAS businesses, both of which have higher margins than core consulting.
Backlog at September 30, 2010 was up 11%, or $9.2 million, over September 30, 2009, reflecting increases across all of our geographic regions. The AMR Research and Burton Group businesses added approximately $0.4 million of the increase.

Events

	As Of And	As Of And			As Of And	As Of And
	For The	For The			For The	For The
	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended		Percentage	Ended	Ended		Percentage
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2010 (1)	2009	(Decrease)	(Decrease)	2010 (1)	2009	(Decrease)	(Decrease)
Financial Measurements:
Revenues (2)	$16,045	$16,043	$2	—%	$58,906	$48,307	$10,599	22%
Gross contribution (2)	$5,974	$5,934	$40	—%	$22,688	$16,300	$6,388	39%
Gross contribution margin	37%	37%	—	—	39%	34%	5 points	—

Business Measurements:
Number of events	14	15	(1) event	(7)%	44	41	3 events	7%
Number of attendees	5,954	5,413	541	10%	19,025	14,405	4,620	32%

(1)	Includes AMR Research and Burton Group.

(2)	Dollars in thousands.
Events revenues were flat quarter-over-quarter, but were up 3% when excluding the unfavorable impact of foreign currency translation. We held 14 events in the third quarter of 2010, consisting of 8 ongoing events, 4 events moved in to the quarter on a net basis, and 2 new event launches.
While the number of attendees increased 10% in the third quarter of 2010 and the average revenue per attendee increased 20%, the number of exhibitors declined due to timing. Although we realized additional revenues from attendees, this increase was offset by the move of a large exhibitor revenue event from the third quarter in 2009 to the second quarter in 2010. When the 12 continuing events held in the third quarter of 2010 are compared to the same 12 events held in 2009 regardless of when the event was held in 2009, revenues from these same 12 events increased 17%, while the number of attendees increased 14% and exhibitors increased 7%. The quarterly gross contribution margin was 37% for both quarters.
For the nine month periods, Events revenues increased 22% in 2010, or $10.6 million, with little impact from foreign currency translation. We held 3 additional events in the first nine months of 2010, for a total of 44 events, which consisted of 35 ongoing events, 2 events moved into the period due to timing, and 7 new events. We had a 32% increase in attendees and a 14% increase in exhibitors, while average revenue increased 16% for attendees but was flat for exhibitors. Revenues increased $6.0 million and $5.0 million from the ongoing and the new events, respectively, while the net impact of events timing reduced revenues by about $0.4 million. The gross contribution margin increased 5 points, primarily due to higher contribution from our ongoing events, reflecting the strength in attendee volume and average revenue per attendee as well as higher exhibitor volume.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations primarily through cash generated from our on-going operating activities. As of September 30, 2010, we had over $148.0 million of cash and cash equivalents and $142.0 million of available borrowing capacity under our revolving credit facility. Our cash and cash equivalents are held in numerous locations throughout the world, with 90% held outside the United States as of September 30, 2010.
The Company is currently exploring refinancing options, which may result in the accelerated payment of the amounts outstanding as of September 30, 2010 and the borrowing of new funds. We believe that the cash we expect to earn from our on-going operating activities, our existing cash balances, and the borrowing capacity we have under our current revolving credit facility, as well as any replacement facility, will be sufficient for our expected short-term and foreseeable long-term operating needs.
The following table summarizes the changes in the Company’s cash and cash equivalents (in thousands):

	Nine Months	Nine Months
	Ended	Ended	Dollar
	September 30,	September 30,	Increase
	2010	2009	(Decrease)
Cash provided by operating activities	$126,375	$117,640	$8,735
Cash used by investing activities	(24,362)	(11,125)	(13,237)
Cash used in financing activities	(73,521)	(142,287)	68,766

Net increase (decrease)	28,492	(35,772)	64,264
Effects of exchange rates	3,346	7,621	(4,275)
Beginning cash and cash equivalents	116,574	140,929	(24,355)

Ending cash and cash equivalents	$148,412	$112,778	$35,634

Operating
Our operating cash flow increased by $8.7 million, or about 7%, primarily due to the $2.3 million increase in net income, a $6.5 million decrease in cash payments for severance, interest, and excess facilities, and $2.4 million in cash we received from an insurance recovery. We also had a $10.7 million net increase from other receipts and disbursements. Partially offsetting these improvements were $6.8 million in acquisition and integration payments related to the acquisitions of AMR Research and Burton Group and $6.4 million more in bonus and tax payments in 2010.
Investing
We used an additional $13.2 million of cash in 2010 due to acquisitions and higher capital expenditures. We paid $12.2 million in additional cash related to the acquisition of Burton Group. We also used $12.2 million of cash for capital expenditures in the 2010 period compared to $11.1 million in the 2009 period, a $1.1 million, or 10% increase.
Financing
We used $73.5 million of cash in our financing activities in the 2010 period compared to $142.3 million used in the 2009 period, a decrease of $68.8 million, primarily due to higher debt payments in 2009.
On a net basis, we repaid $29.0 million of debt in the nine months ended September 30, 2010, compared to payments of $151.3 million in the prior year period, a decline in cash used of about $122.2 million. We also had $19.3 million in higher option exercises and excess tax benefits in the 2010 period as a higher average stock price in 2010 resulted in a significantly increased number of option exercises. Partially offsetting these improvements was an additional $72.7 million in cash used for share repurchases in 2010, with $76.5 million used in 2010 compared to $3.7 million in 2009.
OBLIGATIONS AND COMMITMENTS
Credit Agreement
At September 30, 2010, we had $300.0 million outstanding under our Credit Agreement, which included two amortizing term loans and a $300.0 million revolving credit facility. The revolving credit facility may be increased up to an additional $100.0 million at our lenders’ discretion (the “expansion feature”), for a total revolving credit facility of $400.0 million. However, the $100.0 million expansion feature may or may not be available to us depending upon prevailing credit market conditions.
The term loans are being repaid in consecutive quarterly installments plus a final payment due on January 31, 2012, and may be prepaid at any time without penalty or premium at our option. The revolving loans may be borrowed, repaid and reborrowed until January 31, 2012, at which time all amounts borrowed must be repaid. The Company is currently exploring refinancing options, which may result in the accelerated payment of the amounts outstanding as of September 30, 2010, and the recognition of other related charges.
See Note 8 — Debt in the accompanying Notes to the interim condensed consolidated financial statements for additional information regarding the Company’s Credit Agreement.

Off-Balance Sheet Arrangements
Through September 30, 2010, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had exposure to changes in interest rates arising from the $145.0 million outstanding on our two term loans and $155.0 million outstanding on our revolver as of September 30, 2010. All of these borrowings are floating rate, which may be either prime-based or LIBOR-based. Interest rates under these borrowings include a base rate plus a margin currently between 0.00% and 0.75% on prime borrowings and between .625% and 1.75% on LIBOR-based borrowings.
As of September 30, 2010, the annualized interest rates on the Original term loan, the 2008 term loan, and the revolver were 1.17%, 1.54%, and 1.20%, respectively. The rates on the term loans consisted of a three-month LIBOR base rate plus margins of 0.875% and 1.25%, respectively. The rate on the revolver consisted of a weighted-average LIBOR base rate plus a margin of 0.875%.
We are exposed to interest rate risk on our debt. A 25 basis point increase or decrease in interest rates would change pre-tax annual interest expense on the entire $300.0 million revolver facility and the $145.0 million outstanding on the term loans at September 30, 2010 by approximately $1.1 million.
Foreign Currency Exchange Risk
We have clients in 85 countries and as a result we conduct business in numerous currencies other than the U.S dollar. Among the major foreign currencies in which we conduct business are the Euro, the British Pound, the Japanese Yen, the Australian dollar, and the Canadian dollar. Our foreign currency exposure results in both translation risk and transaction risk:
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
A measure of the potential impact of foreign currency translation on our Condensed Consolidated Balance Sheets can be determined through a sensitivity analysis of our cash and cash equivalents. As of September 30, 2010, we had $148.4 million of cash and cash equivalents, a substantial portion of which was denominated in foreign currencies. If the foreign exchange rates of the major currencies in which we operate changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on September 30, 2010, would have increased or decreased by approximately $10.0 million.
Because our foreign subsidiaries generally operate in a local functional currency that differs from the U.S. dollar, revenues and expenses in these foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar continuously weakens or strengthens against these other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Historically, this impact on our consolidated earnings has not been material since foreign currency movements in the major currencies in which we operate tend to impact our revenues and expenses fairly equally.
Transaction Risk
We also have foreign exchange transaction risk since we typically enter into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency in which the foreign subsidiary operates.
We typically enter into foreign currency forward exchange contracts to offset the effects of this foreign currency transaction risk. These contracts are normally short term in duration and unrealized and realized gains and losses are recognized in current period earnings. At September 30, 2010, we had 20 outstanding foreign currency forward contracts with a total notional amount of $82.5 million and a net unrealized loss of approximately $0.4 million. All of these contracts matured by the end of October 2010.
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
Management conducted an evaluation, as of September 30, 2010, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Act.
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
The following table provides detail related to repurchases of our Common Stock for treasury in the nine months ended September 30, 2010:

			Approximate
			Dollar Value of
			Shares that may
			yet be Purchased
	Total		Under our Share
	Number of	Average	Repurchase
	Shares	Price Paid	Program
Period	Purchased	Per Share	(in thousands)
2010
January	2,291	$21.39
February	949,467	22.93
March	551,942	24.18

Total	1,503,700	$23.39

April	1,527	$24.08
May	1,068,050	24.36
June	566,764	24.98

Total	1,636,341	$24.40

July	989	$23.89
August	43,559	28.02
September	4,356	29.29

Total	48,904	$28.05	$500.0	(1)

(1)	As of September 30, 2010.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
31.1	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32	Certification under 18 U.S.C. 1350.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and (iv) the Notes To Condensed Consolidated Financial Statements.
Items 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.
Date November 3, 2010	/s/ Christopher J. Lafond
Christopher J. Lafond
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)