Form 10-K
period 2010-12-31
GARTNER INC
filed 2011-02-15
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,679,003,400 based on the closing sale price as reported on the New York Stock Exchange.
The number of shares outstanding of the registrant’s common stock was 95,993,389 as of January 31, 2011.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held June 2, 2011 (Proxy Statement)	Part III

GARTNER, INC.
2010 ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS.
GENERAL
Gartner, Inc. (NYSE: IT) is the world’s leading information technology research and advisory company. We deliver the technology-related insight necessary for our clients to make the right decisions, every day. From CIOs and senior IT leaders in corporations and government agencies, to business leaders in high-tech and telecom enterprises and professional services firms, to technology investors, we are the valuable partner to over 60,000 clients in 11,601 distinct organizations. Through the resources of Gartner Research, Gartner Executive Programs, Gartner Consulting and Gartner Events, we work with every client to research, analyze and interpret the business of IT within the context of their individual role. Founded in 1979, Gartner is headquartered in Stamford, Connecticut, U.S.A., and as of December 31, 2010, we had 4,461 associates, including 1,249 research analysts and consultants, and clients in 85 countries.
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
As the cost of IT solutions continue to rise, executives and technology professionals have realized the importance of making well-informed decisions and increasingly seek to maximize their returns on IT capital investments. As a result, any IT investment decision in an enterprise is subject to increased financial scrutiny, especially in the current challenging economic climate. In addition, today’s IT marketplace is dynamic and complex. Technology providers continually introduce new products with a wide variety of standards and features that are prone to shorter life cycles. Users of technology — a group that encompasses nearly all organizations — must keep abreast of new developments in technology to ensure that their IT systems are reliable, efficient and meet both their current and future needs.
Given the critical nature of technology decision making and spending, business enterprises, organizations, and governments and their agencies frequently turn to outside experts for guidance in IT procurement, implementation and operations in order to maximize the value of their IT investments. Accordingly, it is critical that CIOs and other executives and personnel within an IT organization obtain value-added, independent and objective research and analysis of the IT market to assist them in these IT-related decisions.

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
With a base of 776 research analysts, we create timely and relevant technology-related research. In addition, we have 473 experienced consultants who combine our objective, independent research with a practical, business perspective focused on the IT industry. Our events are among the world’s largest of their kind, gathering highly qualified audiences of CIOs, senior business executives, IT professionals and purchasers and providers of IT products and services.
PRODUCTS AND SERVICES
Our diversified business model provides multiple entry points and synergies that facilitate increased client spending on our research, consulting services and events. A critical part of our long-term strategy is to increase business volume with our most valuable clients, identifying relationships with the greatest sales potential and expanding those relationships by offering strategically relevant research and analysis. We also seek to extend the Gartner brand name to develop new client relationships, and augment our sales capacity and expand into new markets around the world. In addition, we seek to increase our revenue and operating cash flow through more effective pricing of our products and services. These initiatives have created additional revenue streams through more effective packaging, campaigning and cross-selling of our products and services.
Our principal products and services are delivered via our Research, Consulting and Events segments:
•	RESEARCH. The Gartner global research product is the fundamental building block for all Gartner services and covers all IT markets, topics and industries. We combine our proprietary research methodologies with extensive industry and academic relationships to create Gartner solutions. Our research agenda is defined by clients’ needs, focusing on the critical issues, opportunities and challenges they face every day. Our research analysts are in regular contact with both technology providers and technology users, enabling them to identify the most pertinent topics in the IT marketplace and develop relevant product enhancements to meet the evolving needs of users of our research. Our proprietary research content, presented in the form of reports, briefings, updates and related tools, is delivered directly to the client’s desktop via our website and/or product-specific portals.
Our research analysts provide in-depth analysis on all aspects of technology, including hardware; software and systems; services; IT management; market data and forecasts; and vertical industry issues. Clients typically sign contracts that provide access to our research content for individual users over a defined period of time, which is typically one year. Despite improving but still fragile global economic conditions, in 2010 we maintained strong research client retention, with 83% of user organizations renewing their contracts, as well as 98% wallet retention, a measure of the dollar amount of contract value we have retained with clients over the prior year.
There are various products and services through which our clients can take advantage of the insight gained through our rigorous research processes and proprietary methodologies:
Gartner Executive Programs is an exclusive organization combining the shared intelligence of the largest IT executive community in the world with customized access to Gartner insight and resources. An Executive Program membership leverages the knowledge and expertise of Gartner in ways that are specific to the CIO’s needs, and offers role-based offerings and member-only communities for peer-based collaboration. It enables CIOs, senior IT executives and other business executives to become more effective in their enterprises, grow their enterprises, fuel competitive advantage and operate more efficiently. Our Enterprise IT Leaders product provides a personalized service consisting of Gartner research, peer-interaction and networking to help senior leaders save time and money, mitigate risk and exploit new opportunities. This service provides CIO direct reports with the combined value of role-specific insights from Gartner analysts, practical advice from an exclusive community of peers, and expert coaching from a leadership partner. Approximately 4,000 CIOs and senior IT executives are members of Gartner Executive Programs.
Gartner for IT Leaders currently provides eight role-based research offerings to assist end-user IT leaders with effective decision making. These products align a client’s specific job-related challenges with appropriate Gartner analysts and insight, and connect IT leaders to IT peers who share common business and technology issues. Gartner for IT Leaders is an indispensable strategic resource, delivering timely, reliable insight to guide decisions and get the most from highest-priority initiatives.

Gartner for Business Leaders provides a series of role-based research offerings for business leaders in the technology and communications industry—including sales professionals, product and marketing management, competitive intelligence leaders and analyst relations professionals—to achieve a higher level of success.
Gartner Industry Advisory Services address technology issues and topics with a focus on their impact on specific vertical industries. This service is for CIOs, CTOs, and other senior IT executives.
AMR Supply Chain Leaders delivers objective, actionable insight and best practices around key supply chain initiatives to help supply chain operations professionals build, manage and transform their global supply chains—maximizing productivity, minimizing risks and driving revenue and competitive advantage. We also offer sector-specific supply chain guidance for eight industries, including aerospace, automotive, consumer products, chemical and process manufacturing, healthcare and life sciences, high-tech manufacturing, industrial manufacturing, and retail.

AMR Enterprise Supply Chain Leaders provides senior supply chain executives (in large, complex enterprises with revenues of $1 billion or more) with the same in-depth insight and best practice research as Gartner for Supply Chain Leaders, plus ongoing expert coaching from a trusted advisor and the ability to confer, collaborate and compare notes with a vibrant community of experienced peers.

Burton IT1 provides technical architects, systems analysts and engineers with the in-depth technical research, actionable insight and technical guidance to accelerate project timelines, mitigate execution risks and reduce IT spend.
Gartner Invest delivers technology research and analysis to buy-side, venture capital and private equity investors to support the activities of investors interested in technology. Content is built around a base of published qualitative and quantitative Gartner research that captures both the supply- and demand-side perspectives of IT, and contains unique Invest content.
•	CONSULTING. Gartner’s consultants bring together our unique Research insight, Benchmarking data, problem-solving methodologies and hands on experience to improve the return on our client’s IT investment. Our consultants provide fact-based consulting services to help our clients use and manage IT to enable business performance. We seek to accomplish three major outcomes for our clients: applying IT to drive improvements in business performance; creating sustainable IT efficiency that ensures a constant return on IT investments; and strengthening the IT organization and operations to ensure high-value services to the client’s lines of business and to enable the client to adapt to business changes.
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

one-on-one meetings, workshops and keynotes by technology’s top leaders. Symposia and conferences, which are not limited to Gartner research clients, also provide participants with an opportunity to interact with business executives from the world’s leading technology companies. In 2010, we held 56 Gartner events throughout the world that attracted over 37,000 attendees.
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
COMPETITION
We believe that the principal factors that differentiate us from our competitors are:
•	Superior IT Research Content — We believe that we create the broadest, highest-quality and most relevant research coverage of the IT industry. Our research analysis generates unbiased insight that we believe is timely, thought-provoking and comprehensive, and that is known for its high quality, independence and objectivity.
•	Our Leading Brand Name — For over 30 years we have been providing critical, trusted insight under the Gartner name.
•	Our Global Footprint and Established Customer Base — We have a global presence with clients in 85 countries on six continents. For 2010 and 2009, 44% and 45% of our revenues, respectively, were derived from sales outside of the U.S.
•	Substantial Operating Leverage in Our Business Model — We have the ability to distribute our intellectual property and expertise across multiple platforms, including research publications, consulting engagements, conferences and executive programs, to derive incremental revenues and profitability.
•	Experienced Management Team — Our management team is composed of IT research veterans and experienced industry executives.
•	Vast Network of Analysts and Consultants — We have 1,249 research analysts and consultants located around the world. Our analysts speak 47 languages and are located in numerous countries, enabling us to cover all aspects of IT on a global basis.
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
INTELLECTUAL PROPERTY
Our success has resulted in part from proprietary methodologies, software, reusable knowledge capital and other intellectual property rights. We rely on a combination of copyright, trademark, trade secret, confidentiality, non-compete and other contractual provisions to protect our intellectual property rights. We have policies related to confidentiality, ownership and the use and protection of Gartner’s intellectual property, and we also enter into agreements with our employees as appropriate that protect our intellectual property, and we enforce these agreements if necessary.
We recognize the value of our intellectual property in the marketplace and vigorously identify, create and protect it. Additionally, we actively monitor and enforce contract compliance by our end users.

EMPLOYEES
As of December 31, 2010, we had 4,461 employees, of which 709 were located at our headquarters in Stamford, Connecticut; 1,993 were located elsewhere in the United States; and 1,759 were located outside of the United States. Our employees may be subject to collective bargaining agreements at a company or industry level in those foreign countries where this is part of the local labor law or practice. We have experienced no work stoppages and consider our relations with our employees to be favorable.
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
Also available at www.investor.gartner.com, under the “Corporate Governance” link, are printable and current copies of our (i) CEO & CFO Code of Ethics which applies to our Chief Executive Officer, Chief Financial Officer, controller and other financial managers, (ii) Code of Conduct, which applies to all Gartner officers, directors and employees, (iii) Board Principles and Practices, the corporate governance principles that have been adopted by our Board and (iv) charters for each of the Board’s standing committees: Audit, Compensation and Governance/Nominating.
ITEM 1A. RISK FACTORS

We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties some of which are beyond our control. In addition, we and our clients are affected by global economic conditions. You should carefully consider the following risk factors and those set forth in our most recent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, which are incorporated by reference in this prospectus supplement. See “Available Information.” You should also carefully consider all of the other information in this prospectus supplement or incorporated by reference herein. Any of the risks described below could have a material adverse impact on our business, prospects, results of operations and financial condition and could therefore have a negative effect on the trading price of our common stock. Additionally risks not currently known to us or that we now deem immaterial may also harm us and negatively affect your investment.

Risks related to our business

Our operating results could be negatively impacted by general economic conditions.  Our business is impacted by general economic conditions, both domestic and abroad. The severe tightening of the credit markets, significant bankruptcies and other disruptions in the financial markets, and the global economic recession that began in 2008 contributed to significant slowdowns and uncertainty in global trade and economic activity. Although global credit and general economic conditions have improved, continuing difficulties in the financial markets and uncertainty regarding the sustainability of the global economic recovery could negatively and materially affect demand for our products and services. Such difficulties could include the ability to maintain client retention, wallet retention and consulting utilization rates, achieve contract value and consulting backlog growth, attract attendees and exhibitors to our events or obtain new clients. Such developments could negatively impact our financial condition, results of operations, and cash flows.

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

We may not be able to enhance and develop our existing products and services, or introduce the new products and services that are needed to remain competitive.  The market for our products and services is characterized by rapidly changing needs for information and analysis on the IT industry as a whole. The development of new products is a complex and time-consuming process. Nonetheless, to maintain our competitive position, we must continue to enhance and improve our products and services, develop or acquire new products and services, deliver all products and services in a timely manner, and appropriately position and price new products and services relative to the marketplace and our costs of producing them. Any failure to achieve successful client acceptance of new products and services could have a material adverse effect on our business, results of operations and financial position. Additionally, significant delays in new product or services releases or significant problems in creating new products or services could adversely affect our business, results of operations and financial position.

We depend on renewals of subscription-based services and sales of new subscription-based services for a significant portion of our revenue, and our failure to renew at historical rates or generate new sales of such services could lead to a decrease in our revenues.  A large portion of our success depends on our ability to generate renewals of our subscription-based research products and services and new sales of such products and services, both to new clients and existing clients. These products and services constituted 67% and 66% of our revenues for 2010 and 2009, respectively. Generating new sales of our subscription-based products and services, both to new and existing clients, is often a time consuming process. If we are unable to generate new sales, due to competition or other factors, our revenues will be adversely affected.

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

Additionally, as we continue to adjust our products and service offerings to meet our clients’ continuing needs, we may shift the type and pricing of our products which may impact client renewal rates. While our research client retention rate was 83% at December 31, 2010 and 78% at December 31, 2009, there can be no guarantee that we will continue to maintain this rate of client renewals.

We depend on non-recurring consulting engagements and our failure to secure new engagements could lead to a decrease in our revenues.  Consulting segment revenues constituted 23% of our total revenues for 2010 and 25% for 2009. These consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including the following:

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

The profitability and success of our conferences, symposia and events could be adversely affected by external factors beyond our control.  The market for desirable dates and locations for conferences, symposia and events is highly competitive. If we cannot secure desirable dates and locations for our conferences, symposia and events their profitability could suffer, and our financial condition and results of operations may be adversely affected. In addition, because our events are scheduled in advance and held at specific locations, the success of these events can be affected by circumstances outside of our control, such as labor strikes, transportation shutdowns and travel restrictions, economic slowdowns, terrorist attacks, weather, natural disasters and other world events impacting the global economy, the occurrence of any of which could negatively impact the success of the event and as the global economy recovers, our ability to procure space for our events and keep associated costs down could become more challenging.

Our sales to governments are subject to appropriations and may be terminated.  We derive significant revenues from contracts with the U.S. government and its respective agencies, numerous state and local governments and their respective agencies, and foreign governments and their agencies. At December 31, 2010 and 2009, approximately $210.0 million and $182.0 million, respectively, of our Research contract value and Consulting backlog was attributable to governments. We believe substantially all of the amount attributable to governments at December 31, 2010 will be filled in 2011. Our U.S. government contracts are subject to the approval of appropriations by the U.S. Congress to fund the agencies contracting for our services, and our contracts at the state and local levels are subject to various government authorizations and funding approvals and mechanisms. In general, most if not all of these contracts may be terminated at any time without cause (“termination for convenience”). Additionally, many state governments, their agencies, and municipalities across the United States are under severe financial strain and are considering significant budget cuts. Should appropriations for the governments and agencies that contract with us be curtailed, or should government contracts be terminated for convenience, we may experience a significant loss of segment and consolidated revenues.

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

Our international operations expose us to a variety of operational risks which could negatively impact our future revenue and growth.  We have clients in 85 countries and 44% and 45% of our revenues for 2010 and 2009, respectively, were derived from sales outside of the U.S.

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

Our international operations expose us to volatility in foreign currency exchange rates.  Revenues earned outside the U.S. are typically transacted in local currencies, which may fluctuate significantly against the dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our revenues and results of operations could be adversely affected by unfavorable foreign currency fluctuations.

Catastrophic events or geo-political conditions may disrupt our business.  A disruption or failure of our systems or operations or our ability to deliver our Research content over the internet in the event of a major weather event, cyber-attack, terrorist attack or other catastrophic event could cause delays in completing sales, providing services, or performing other mission-critical functions. Our corporate headquarters is located approximately 30 miles from New York City, and we have an operations center located in Ft. Myers, Florida, in a hurricane-prone area. We also operate in numerous international locations. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and negatively impact our operating results. Abrupt political change, terrorist activity, and armed conflict pose a risk of general economic disruption in affected countries, which may increase our operating costs. Additionally, these conditions also may add uncertainty to the timing and budget decisions of our clients.

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

Our outstanding debt obligations could impact our financial condition or future operating results.  In December 2010 we refinanced our debt by entering into a new credit agreement that provides for a five-year, $200.0 million term loan and a $400.0 million revolving credit facility (the “2010 Credit Agreement”). The 2010 Credit Agreement contains an expansion feature by which the term loan and revolving facility may be increased, at our option and under certain conditions, by up to an additional $150.0 million in the aggregate which may or may not be available to us depending upon prevailing credit market conditions.

The affirmative, negative and financial covenants of the 2010 Credit Agreement could limit our future financial flexibility. Additionally, a failure to comply with these covenants could result in acceleration of all amounts outstanding under the Credit Agreement, which would materially impact our financial condition unless accommodations could be negotiated with our lenders. No assurance can be given that we would be successful in doing so in this current financial climate, or that any accommodations that we were able to negotiate would be on terms as favorable as those presently contained in the Credit Agreement.

The associated debt service costs of the borrowing arrangement under our 2010 Credit Agreement could impair our future operating results. The outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital.

We may require additional cash resources which may not be available on favorable terms or at all.  We believe that our existing cash balances, projected cash flow from operations, and the borrowing capacity we have under our revolving credit facility will be sufficient for our needs.

However, we may require additional cash resources due to changed business conditions, implementation of our strategy and stock repurchase program, to repay indebtedness or to pursue future business opportunities requiring substantial investments of additional capital. If our existing financial resources are insufficient to satisfy our requirements, we may seek additional borrowings. Prevailing credit market conditions may negatively affect debt availability and cost, and, as a result, financing may not be available in amounts or on terms acceptable to us, if at all. In addition, the incurrence of additional indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would further restrict our operations.

If we are unable to enforce and protect our intellectual property rights our competitive position may be harmed.  We rely on a combination of copyright, trademark, trade secret, confidentiality, non-compete and other contractual provisions to protect our intellectual property rights. Despite our efforts to protect our intellectual property rights, unauthorized third parties may obtain and use technology or other information that we regard as proprietary. Our intellectual property rights may not survive a legal challenge to their validity or provide significant protection for us. The laws of certain countries, particularly in emerging markets, do not protect our proprietary rights to the same extent as the laws of the United States. Accordingly, we may not be able to protect our intellectual property against unauthorized third-party copying or use, which could adversely affect our competitive position. Our employees are subject to non-compete agreements. When the non-competition period expires, former employees may compete against us. If a former employee chooses to compete against us prior to the expiration of the non-competition period, we seek to enforce these non-compete provisions but there is no assurance that we will be successful in our efforts. Additionally, there can be no assurance that another party will not assert that we have infringed its intellectual property rights.

We have grown, and may continue to grow, through acquisitions and strategic investments, which could involve substantial risks.  We have made and may continue to make acquisitions of, or significant investments in, businesses that offer complementary products and services. The risks involved in each acquisition or investment include the possibility of paying more than the value we derive from the acquisition, dilution of the interests of our current stockholders or decreased working capital, increased indebtedness, the assumption of undisclosed liabilities and unknown and unforeseen risks, the ability to retain key personnel of the acquired company, the inability to integrate the business of the acquired company, the time to train the sales force to market and sell the products of the acquired business, the potential disruption of our ongoing business and the distraction of management from our business. The realization of any of these risks could adversely affect our business. Additionally, we face competition in identifying acquisition targets and consummating acquisitions.

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

Our stock price may be impacted by factors outside of our control and you may not be able to resell shares of our Common Stock at or above the price you paid.  The trading prices of our Common Stock could be subject to significant fluctuations in response to, among other factors, developments in the industries in which we do business, general economic conditions, general market conditions, changes in the nature and composition of our stockholder base, changes in securities analysts’ recommendations regarding our securities and our performance relative to securities analysts’ expectations for any quarterly period. These factors may adversely affect the market price of our Common Stock.

Future sales of our Common Stock in the public market could lower our stock price.  Sales of a substantial number of shares of Common Stock in the public market by our current stockholders, or the threat that substantial sales may occur, could cause the market price of our Common Stock to decrease significantly or make it difficult for us to raise additional capital by selling stock. Furthermore, we have various equity incentive plans that provide for awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards which have the effect of adding shares of Common Stock into the public market.

As of December 31, 2010, the aggregate number of shares of our Common Stock issuable pursuant to outstanding grants and awards under these plans was approximately 9.0 million shares (approximately 3.5 million of which have vested). In addition, approximately 7.0 million shares may be issued in connection with future awards under our equity incentive plans. Shares of Common Stock issued under these plans are freely transferable without further registration under the Securities Act of 1933, as amended (the “Securities Act”), except for any shares held by affiliates (as that term is defined in Rule 144 under the Securities Act). We cannot predict the size of future issuances of our Common Stock or the effect, if any, that future issuances and sales of shares of our Common Stock will have on the market price of our Common Stock.

Interests of certain of our significant stockholders may conflict with yours. To our knowledge, as of the date of this report and based upon SEC filings, seven institutional investors each presently hold over 5% of our Common Stock. Additionally, a representative of ValueAct Capital Master Fund L.P. (“ValueAct Capital”) presently holds one seat on our Board of Directors.

While no stockholder or institutional investor individually holds a majority of our outstanding shares, these significant stockholders may be able, either individually or acting together, to exercise significant influence over matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, adoption or amendment of equity plans and approval of significant transactions such as mergers, acquisitions, consolidations and sales or purchases of assets. In addition, in the event of a proposed acquisition of the Company by a third party, this concentration of ownership may delay or prevent a change of control in us. Accordingly, the interests of these stockholders may not always coincide with our interests or the interests of other stockholders, or otherwise be in the best interests of us or all stockholders.

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
ITEM 2. PROPERTIES.
We lease 19 domestic and 42 international offices and we have a significant presence in Stamford, Connecticut, Ft. Myers, Florida and Egham, the United Kingdom. The Company does not currently own any properties.
Our corporate headquarters is located in approximately 213,000 square feet of leased office space in three buildings located in Stamford. This facility also accommodates research and analysis, marketing, sales, client support, production, corporate services, and administration. During 2010, and as previously disclosed, the Company entered into an amended and restated lease agreement for the Stamford headquarters facility that provides for a term of fifteen years. The amended lease also grants the Company three options to renew the lease at fair market value for five years each, an option to purchase the facility at fair market value, and $25.0 million to be provided by the landlord to renovate the three buildings and the parking areas comprising the facility. The renovation work will occur in 2011 and 2012.
Our Ft. Myers location consists of approximately 62,400 square feet of leased office space located in one building for which the lease expires in January 2013, and we are currently in negotiations for expanded lease space in this location. Our Egham location has approximately 72,000 square feet of leased office space in two buildings for which the leases expire in 2020 and 2025, respectively. Our 58 other domestic and international locations support our research, consulting, domestic and international sales efforts, and other functions.
We continue to constantly assess our space needs as our business changes. We believe that our existing facilities and the anticipated expansion in Ft. Myers are adequate for our current and foreseeable needs. Should additional space be necessary, we believe that it will be available.

ITEM 3. LEGAL PROCEEDINGS.
We are involved in various legal proceedings and litigation arising in the ordinary course of business. The outcome of these individual matters is not predictable at this time. However, we believe that the ultimate resolution of these matters, after considering amounts already accrued and insurance coverage, will not have a material adverse effect on our financial position, results of operations, or cash flows in future periods.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our Common Stock is listed on the New York Stock Exchange under the symbol IT. As of January 31, 2011, there were 2,363 holders of record of our Common Stock. Our 2011 Annual Meeting of Stockholders will be held on June 2, 2011 at the Company’s corporate headquarters in Stamford, Connecticut. We did not submit any matter to a vote of our stockholders during the fourth quarter of 2010.
The following table sets forth the high and low sale prices for our Common Stock as reported on the New York Stock Exchange for the periods indicated:

	2010		2009
	High	Low	High	Low
Quarter ended March 31	$24.75	$18.07	$18.55	$8.33
Quarter ended June 30	26.58	21.73	16.54	10.55
Quarter ended September 30	29.99	22.72	18.50	14.14
Quarter ended December 31	34.00	29.54	20.27	16.85
DIVIDEND POLICY
We currently do not pay cash dividends on our Common Stock. In addition, our 2010 Credit Agreement contains a negative covenant which may limit our ability to pay dividends.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The equity compensation plan information set forth in Part III, Item 12 of this Form 10-K is hereby incorporated by reference into this Part II, Item 5.
SHARE REPURCHASES
The Company has a $500.0 million share repurchase program which was approved by the Company’s Board of Directors in the third quarter of 2010 and replaced the Company’s prior repurchase program. Repurchases may be made from time-to-time through open market purchases, private transactions, tender offers or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s shared-based compensation awards. Repurchases will be funded from cash flow from operations or borrowings.
The following table provides detail related to repurchases of our Common Stock in the three months ended December 31, 2010 pursuant to our share repurchase program and pursuant to the settlement of share-based compensation awards:

			Total Number	Maximum
			of Shares	Approximate
			Purchased	Dollar Value of
			as Part of	Shares that May
	Total		Publicly	Yet Be
	Number of	Average	Announced	Purchased Under
	Shares	Price Paid	Plans or	the Plans or
	Purchased	Per Share	Programs	Programs
Period	(#)	($)	(#)	($000’s)
October	43,320	$31.45	43,320
November	601,295	31.83	601,295
December	85,159	33.40	85,159

Total (1)	729,774	$31.99	729,774	$481,911

(1)	For the year ended December 31, 2010, the Company repurchased 3,918,719 shares at an average price of $25.47 per share for a total cost of approximately $99.8 million.

ITEM 6. SELECTED FINANCIAL DATA
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

(In thousands, except per share data)	2010	2009	2008	2007	2006
STATEMENT OF OPERATIONS DATA:
Revenues:
Research	$865,000	$752,505	$781,581	$683,380	$585,656
Consulting	302,117	286,847	347,404	325,030	305,231
Events	121,337	100,448	150,080	160,065	146,412

Total revenues	1,288,454	1,139,800	1,279,065	1,168,475	1,037,299
Operating income	149,265	134,477	164,368	129,458	98,039
Income from continuing operations	96,285	82,964	97,148	70,666	54,258
Income from discontinued operations	—	—	6,723	2,887	3,934

Net income	$96,285	$82,964	$103,871	$73,553	$58,192
PER SHARE DATA:
Basic:
Income from continuing operations	$1.01	$0.88	$1.02	$0.68	$0.48
Income from discontinued operations	—	—	0.07	0.03	0.03

Income per share	$1.01	$0.88	$1.09	$0.71	$0.51

Diluted:
Income from continuing operations	$0.96	$0.85	$0.98	$0.65	$0.47
Income from discontinued operations	—	—	0.07	0.03	0.03

Income per share	$0.96	$0.85	$1.05	$0.68	$0.50

Weighted average shares outstanding
Basic	95,747	94,658	95,246	103,613	113,071
Diluted	99,834	97,549	99,028	108,328	116,203
OTHER DATA:
Cash and cash equivalents	$120,181	$116,574	$140,929	$109,945	$67,801
Total assets	1,285,658	1,215,279	1,093,065	1,133,210	1,039,793
Long-term debt	180,000	124,000	238,500	157,500	150,000
Stockholders’ equity (deficit)	187,056	112,535	(21,316)	17,498	26,318
The following items impact the comparability and presentation of our consolidated data:
•	In December 2010 we refinanced our debt (see Note 6 — Debt in the Notes to the Consolidated Financial Statements). In conjunction with the refinancing, we recorded $3.7 million in incremental pre-tax charges related to the termination of the previous credit arrangement.
•	In December 2009 we acquired AMR Research, Inc. and Burton Group, Inc. (see Note 2 — Acquisitions in the Notes to the Consolidated Financial Statements). The results of these businesses are included beginning on their respective dates of acquisition. For 2010 and 2009, we recognized $7.9 million and $2.9 million, respectively in pre-tax acquisition and integration charges related to these acquisitions.
•	In 2008 we sold our Vision Events business, which had been part of our Events segment (see Note 3 — Discontinued Operations in the Notes to the Consolidated Financial Statements). The results of operations of this business and the gain on sale were reported as a discontinued operation. The statement of operations and per share data for 2007 and 2006 have been restated to present the results of this business as a discontinued operation.
•	In 2007 we recorded Other charges, which included costs for the settlement of litigation and severance, on a pre-tax basis, of $9.1 million.
•	We repurchased 3.9 million, 0.3 million, 9.7 million, 8.4 million, and 14.9 million of our common shares in 2010, 2009, 2008, 2007 and 2006, respectively (see Note 8 — Equity in the Notes to the Consolidated Financial Statements).

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
The following items impact the presentation and discussion of results in this MD&A section:
On December 18, 2009 we acquired AMR Research, Inc. (“AMR Research”) and on December 30, 2009 we acquired Burton Group, Inc. (“Burton Group”) (see Note 2 — Acquisitions in the Notes to the Consolidated Financial Statements). The operating results of these businesses have been included in our consolidated results beginning on their respective dates of acquisition. The results of these businesses were not material to our consolidated or segment results for 2009.
In 2008 we sold our Vision Events business, which had been part of our Events segment. As a result, the results of operations for this business for 2008 and earlier periods have been reported as a discontinued operation (see Note 3 — Discontinued Operations in the Notes to the Consolidated Financial Statements).
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
BUSINESS OVERVIEW
Gartner, Inc. is the world’s leading information technology research and advisory company that helps executives use technology to build, guide and grow their enterprises. We offer independent and objective research and analysis on the information technology, computer hardware, software, communications and related technology industries. We provide comprehensive coverage of the IT industry to 11,601 client organizations, including approximately 400 of the Fortune 500 companies, in 85 countries. Our client base consists primarily of CIOs and other senior IT and executives from a wide variety of business enterprises, government agencies and the investment community.
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
We had total revenues of $1,288.5 million in 2010, an increase of 13% over the prior year while diluted earnings per share increased by $.11 per share, to $0.96. Revenues increased across all of our geographic regions and in all three of our business segments. Total revenues were also up 13% excluding the impact of foreign currency.
Research revenues rose 15% year-over-year, to $865.00 million in 2010, while the contribution margin was flat at 65%. At December 31, 2010, Research contract value was almost $978.0 million, the highest in the Company’s history, and an increase of 25% over December 31, 2009. Client retention was 83% and wallet retention was 98% at December 31, 2010.
Consulting revenues increased 5% over 2009, while the gross contribution margin improved by 1 point. Consultant utilization was 68% for 2010, the same as 2009. We had 473 billable consultants at December 31, 2010.
Events revenues increased 21% compared to 2009. We held 56 events in 2010, two more than the prior year, and attendance at our events increased 22%, to 37,219. The segment contribution margin was 46% for 2010, an increase of 5 points over 2009.
For a more detailed discussion of our segment results, see Segment Results below.
We refinanced our debt in late 2010 to take advantage of favorable financing conditions and to obtain greater financial flexibility and liquidity through a larger revolving credit facility. The new credit arrangement provides for a five-year, $200.0 million term loan and a $400.0 million revolving credit facility.

Gartner generated over $205.0 million of cash from operating activities in 2010. We had $120.2 million of cash and cash equivalents as of December 31, 2010, and we had $376.0 million of available borrowing capacity under our new revolving credit facility. We believe we have a strong cash position and liquidity.
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
Our critical accounting policies are as follows:
Revenue recognition — We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), and SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Once all required criteria for revenue recognition have been met, revenue by significant source is accounted for as follows:
•	Research revenues are derived from subscription contracts for research products and are deferred and recognized ratably over the applicable contract term. Fees from research reprints are recognized when the reprint is shipped.
•	Consulting revenues are principally generated from fixed fee and time and material engagements. Revenues from fixed fee contracts are recognized on a proportional performance basis. Revenues from time and materials engagements are recognized as work is delivered and/or services are provided. Revenues related to contract optimization contracts are contingent in nature and are only recognized upon satisfaction of all conditions related to their payment.
•	Events revenues are deferred and recognized upon the completion of the related symposium, conference or exhibition.
The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that may have cancellation or fiscal funding clauses. It is our policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue, since the contract represents a legally enforceable claim.
For those government contracts that permit cancellation, historically we only recorded fees receivables to the extent amounts were earned and deferred revenue to the extent cash was received. As of September 30, 2010, based on an analysis of historic contract cancellations, we determined that the likelihood of such cancellations was remote. Accordingly, as of that date we record the entire billable contract amount as fees receivable at the time the contract is signed with a corresponding amount to deferred revenue, consistent with other contracts. This change in estimate had an immaterial impact.
Uncollectible fees receivable — The allowance for losses is composed of a bad debt allowance and a sales reserve. Provisions are charged against earnings, either as a reduction in revenues or an increase to expense. The measurement of likely and probable losses and the allowance for losses is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires material estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of fees receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients’ liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due, and the effectiveness of our collection efforts.
The following table provides our total fees receivable and the related allowance for losses (in thousands):

	December 31,
	2010	2009
Total fees receivable	$372,018	$325,698
Allowance for losses	(7,200)	(8,100)

Fees receivable, net	$364,818	$317,598

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
We completed the required annual goodwill impairment testing in the quarter ended September 30, 2010 and concluded that the fair values of each of the Company’s reporting units substantially exceeded their respective carrying values. In addition, management concluded that none of the goodwill impairment triggers discussed above occurred in the fourth quarter of 2010. See Note 1 — Business and Significant Accounting Policies in the Notes to the Consolidated Financial Statements for additional goodwill disclosures.
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

RESULTS OF OPERATIONS
Overall Results
The following tables summarize the changes in selected line items in our Consolidated Statements of Operation for the three years ended December 31, 2010 (dollars in thousands):
For the twelve months ended December 31, 2010 and 2009:

	Twelve Months	Twelve Months	Income	Income
	Ended	Ended	Increase	Increase
	December 31,	December 31,	(Decrease)	(Decrease)
	2010	2009 (1)	$	%
Total revenues	$1,288,454	$1,139,800	$148,654	13%
Costs and expenses:
Cost of services & product development	552,238	498,363	(53,875)	(11)%
Selling, general and administrative	543,174	477,003	(66,171)	(14)%
Depreciation	25,349	25,387	38	—%
Amortization of intangibles	10,525	1,636	(8,889)	>(100)%
Acquisition & integration charges	7,903	2,934	(4,969)	>(100)%

Operating income	149,265	134,477	14,788	11%
Interest expense, net	(15,616)	(16,032)	416	3%
Other income (expense), net	436	(2,919)	3,355	>100%
Provision for income taxes	37,800	32,562	(5,238)	(16)%

Net income	$96,285	$82,964	$13,321	16%

For the twelve months ended December 31, 2009 and 2008:

	Twelve Months	Twelve Months	Income	Income
	Ended	Ended	Increase	Increase
	December 31,	December 31,	(Decrease)	(Decrease)
	2009 (1)	2008	$	%
Total revenues	$1,139,800	$1,279,065	$(139,265)	(11)%
Costs and expenses:
Cost of services & product development	498,363	572,208	73,845	13%
Selling, general and administrative	477,003	514,994	37,991	7%
Depreciation	25,387	25,880	493	2%
Amortization of intangibles	1,636	1,615	(21)	(1)%
Acquisition & integration charges	2,934	—	(2,934)	(100)%

Operating income	134,477	164,368	(29,891)	(18)%
Interest expense, net	(16,032)	(19,269)	3,237	17%
Other expense, net	(2,919)	(358)	(2,561)	>(100)%
Provision for income taxes	32,562	47,593	15,031	32%

Income from continuing operations	82,964	97,148	(14,184)	(15)%
Income from discontinued operations, net of taxes (2)	—	6,723	(6,723)	(100)%

Net income	$82,964	$103,871	$(20,907)	(20)%

(1)	In December 2009 we acquired AMR Research and Burton Group. The operating results of these businesses have been included in our consolidated results of operations beginning on their respective dates of acquisition. The results of these businesses were not material to the Company’s 2009 consolidated operating results.

(2)	Includes the gain on sale and operating results of the Company’s Vision Events business, which was sold in 2008.

2010 VERSUS 2009
TOTAL REVENUES for the twelve months ended December 31, 2010 increased $148.7 million, or 13%, compared to the twelve months ended December 31, 2009. Revenues increased across all of our geographic regions and in all three of our business segments. Total revenues were also up 13% excluding the impact of foreign currency, which had an immaterial impact year-over-year.
An overview of our results by geographic region follows:
•	Revenues from sales to United States and Canadian clients increased 15%, to $765.8 million in 2010 from $663.8 million in 2009, with a substantial portion of the increase due to the AMR Research and Burton Group businesses.

•	Revenues from sales to clients in Europe, the Middle East and Africa (“EMEA”) increased to $380.8 million in 2010 from $360.8 million in 2009, a 6% increase.

•	Revenues from sales to clients in our Other International region increased 23%, to $141.9 million in 2010 from $115.2 million in 2009.
An overview of our results by segment follows:
•	Research revenues increased 15% in 2010, to $865.0 million compared to $752.5 million in 2009, and comprised 67% and 66% of our total revenues in 2010 and 2009, respectively.

•	Consulting revenues increased 5% in 2010 to $302.1 million, compared to $286.8 million in 2009, and comprised approximately 23% and 25% of our total revenues in 2010 and 2009, respectively.

•	Events revenues were $121.3 million in 2010, an increase of 21% from $100.4 million in 2009, and comprised approximately 10% and 9% of our total revenues in 2010 and 2009, respectively.
Please refer to the section of this MD&A below entitled “Segment Results” for a further discussion of revenues and results by segment.
COST OF SERVICES AND PRODUCT DEVELOPMENT (“COS”) increased 11% in 2010, or $53.9 million, to $552.2 million compared to $498.4 million in 2009. The impact of foreign currency on the year-over-year increase was not significant. We recognized $36.8 million in higher payroll, commissions, and related personnel costs in 2010, primarily due to the impact of the increased headcount from the AMR Research and Burton Group businesses. We had $12.0 million in higher conference and travel costs in 2010, due to the additional events we held and increased attendees, as well as a general increase in travel activity from the depressed 2009 levels, when the Company had strict travel restrictions in place due to the economic downturn. We also had $2.2 million in higher equity compensation expense due to a higher level of achievement on performance-based stock units.
Cost of services and product development as a percentage of sales was 43% in 2010 and 44% in 2009, a 1 point improvement, primarily driven by the substantial increase in our fourth quarter 2010 revenues, which increased 16% over the fourth quarter of 2009, and was substantially greater than the increase in the quarterly cost of services. The improvement reflects the operating leverage of our business model.
SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) expense increased by $66.2 million in 2010, or 14%, to $543.2 million from $477.0 million in 2009. Excluding the unfavorable impact of foreign exchange, SG&A expense increased 13% year-over-year. We had $47.0 million of higher sales commissions, payroll and benefits, and other personnel charges in 2010, which included the additional headcount costs attributable to the AMR Research and Burton Group businesses. We also had $4.3 million of additional stock-based compensation expense due to the higher level of achievement on performance-based stock units and higher travel charges of $7.1 million, primarily due to additional sales headcount and the loosening of travel restrictions. The unfavorable impact of foreign currency added $3.1 million of additional expense.
DEPRECIATION expense decreased slightly year-over-year. Capital spending increased to $21.7 million in 2010 from $15.1 million in 2009, a 43% increase. The Company had reduced its capital expenditures in 2009 due to the economic downturn.
AMORTIZATION OF INTANGIBLES was $10.5 million in 2010 compared to $1.6 million in 2009. The increase is due to the amortization of the intangibles acquired from AMR Research and Burton Group.

ACQUISITION AND INTEGRATION CHARGES was $7.9 million in 2010 and $2.9 million in 2009. Included is these charges are legal fees and consultant fees in connection with the acquisitions and integration of AMR Research and Burton Group, as well as severance costs related to redundant headcount.
OPERATING INCOME increased 11% year-over-year, to $149.3 million in 2010 from $134.5 million in 2009. The increase was due to the significantly higher gross contribution from our three business segments in 2010, which increased 15% year-over-year, to $742.3 million in 2010 from $642.9 million in 2009. The increased gross contribution was partially offset by higher charges in 2010 for SG&A as well as higher intangible amortization and acquisition and integration charges related to our acquisitions. Operating income as a percentage of revenues was 12% for both 2010 and 2009.
Please refer to the section of this MD&A entitled “Segment Results” below for a further discussion of revenues and results by segment.
INTEREST EXPENSE, NET was $15.6 million in 2010 and $16.0 million in 2009, a 3% decline. The 2010 period includes $3.7 million of incremental expense related to the refinancing of our debt in December 2010 (See Note 6 — Debt in the Notes to the Consolidated Financial Statements). Excluding the $3.7 million incremental charge, Interest expense, net would have declined approximately 26% year-over-year, due to lower average debt outstanding and a lower weighted-average rate.
OTHER INCOME (EXPENSE), NET was $0.4 million in 2010 and consisted of a $2.4 million gain for an insurance recovery related to a prior period loss offset by net foreign currency exchange losses. The $(2.9) expense in 2009 primarily consisted of net foreign currency exchange losses.
PROVISION FOR INCOME TAXES was $37.8 million in 2010 compared to $32.6 million in 2009 and the effective tax rate was 28.2% for both periods. Year-over-year increases in the rate attributable to higher financial statement cost of repatriation and higher net reserve increases were substantially offset by reductions in the rate year over year attributable to larger releases of valuation allowances.
The Internal Revenue Service (“IRS”) has completed its examination of the federal income tax return of the Company for the tax year ended December 31, 2007. In December 2010, the Company received a report of the audit findings. The Company disagrees with certain of the proposed adjustments and intends to vigorously dispute this matter through applicable IRS and judicial procedures, as appropriate. The Company believes that it has recorded reserves sufficient to cover exposures related to these issues. However, the resolution of such matters involves uncertainties and there are no assurances that the ultimate resolution will not exceed the amounts recorded. Although the final resolution of the proposed adjustments is uncertain, we believe the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, cash flows, or results of operations.
NET INCOME was $96.3 million in 2010 and $83.0 million in 2009, an increase of $13.3 million, or 16%, primarily due to a $14.8 million year-over-year increase in operating income. We also had a $0.4 million gain from other income (expense) activity in 2010 compared to a loss of $(2.9) million in 2009, as well as slightly lower interest expense in 2010. These increases were partially offset by higher income tax charges in 2010.
Basic earnings per share increased 15% year-over-year while diluted earnings per share increased 13% year-over-year. The increased earnings per share were due to the higher net income in 2010, which was slightly reduced by higher weighted-average shares outstanding in 2010.
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
INTEREST EXPENSE, NET was $16.0 million in 2009 and $19.3 million in 2008, a 17% decline. The 2009 period includes $1.1 million of expense related to the discontinuance of hedge accounting on an interest rate swap contract (See Note 6 — Debt in the Notes to the Consolidated Financial Statements). Excluding the $1.1 million charge, Interest expense, net would have declined approximately 22% year-over-year. The year-over-year decline is primarily attributable to a reduction in the weighted-average amount of debt outstanding.

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
The following sections present the results of our three segments:
Research

	2010 vs. 2009				2009 vs. 2008
	As Of And	As Of And			As Of And	As Of And
	For The	For the			For The	For the
	Twelve Months	Twelve Months			Twelve Months	Twelve Months
	Ended	Ended		Percentage	Ended	Ended		Percentage
	December 31,	December 31,	Increase	Increase	December 31,	December 31,	Increase	Increase
	2010	2009	(Decrease)	(Decrease)	2009	2008	(Decrease)	(Decrease)
Financial Measurements: (1)
Revenues (2)	$865,000	$752,505	$112,495	15%	$752,505	$781,581	$(29,076)	(4)%
Gross contribution (2)	$564,527	$489,862	$74,665	15%	$489,862	$495,440	$(5,578)	(1)%
Gross contribution margin	65%	65%	—	—	65%	63%	2 points	—
Business Measurements: (3)
Contract value (2)	$977,710	$784,443	$193,267	25%	$784,443	$834,321	$(49,878)	(6)%
Client retention	83%	78%	5 points	—	78%	82%	(4) points	—
Wallet retention	98%	87%	11 points	—	87%	95%	(8) points	—
Exec. program members	4,297	3,651	646	18%	3,651	3,733	(82)	(2)%

(1)	The operating results of AMR Research and Burton Group are included beginning on their respective dates of acquisition in December 2009. The operating results of these businesses were not material to the Research segment in 2009.

(2)	Dollars in thousands.

(3)	The 2009 and 2008 metrics exclude AMR Research and Burton Group.

2010 VERSUS 2009
Research revenues increased 15% in 2010, but excluding the favorable effect of foreign currency translation, revenues increased 14%. Approximately 39% of the $112.5 million revenue increase was attributable to the AMR Research and Burton Group businesses. The segment gross contribution margin was flat at 65%, despite additional headcount expenses from the AMR Research and Burton Group businesses.
Research contract value was $977.7 million at December 31, 2010, an increase of 25% compared to December 31, 2009 and the highest reported contract value in the Company’s history. Excluding the favorable impact of foreign currency translation, research contract value increased 20% over 2009. We attribute the increase to our continuing focus on sales effectiveness and the improving economic environment. The increase is also due to the AMR Research and Burton Group businesses, which contributed approximately 30% of the $193.3 million increase in contract value. Client retention and wallet retention improved 5 points and 11 points, respectively.
2009 VERSUS 2008
Research revenues declined 4% year-over-year, but excluding the unfavorable effect of foreign currency translation, Research revenues were down about 1%.
In spite of lower revenues, the Research contribution margin increased 2 points year-over-year. The improved margin was primarily driven by tight cost controls, which resulted in lower costs concentrated in personnel, travel, and internal meetings, and our ability to implement price increases for our products.
Contract value decreased 6% when comparing December 31, 2009 to December 31, 2008, but excluding the impact of foreign currency translation, contract value was down 1% year-over-year.
While down year-over-year, contract value increased $42.0 million in the fourth quarter of 2009, or 6%, with growth across all industries, geographies, and client sizes. We believe the increase reflects both improved sales effectiveness as well as an improving economic environment.
Consulting

	2010 vs. 2009				2009 vs. 2008
	As Of And	As Of And			As Of And	As Of And
	For the	For the			For the	For the
	Twelve Months	Twelve Months			Twelve Months	Twelve Months
	Ended	Ended		Percentage	Ended	Ended		Percentage
	December 31,	December 31,	Increase	Increase	December 31,	December 31,	Increase	Increase
	2010	2009	(Decrease)	(Decrease)	2009	2008	(Decrease)	(Decrease)
Financial Measurements: (1)
Revenues (2)	$302,117	$286,847	$15,270	5%	$286,847	$347,404	$(60,557)	(17)%
Gross contribution (2)	$121,885	$112,099	$9,786	9%	$112,099	$141,395	$(29,296)	(21)%
Gross contribution margin	40%	39%	1 point	—	39%	41%	(2) points	—
Business Measurements: (3)
Backlog (2)	$100,839	$90,891	$9,948	11%	$90,891	$97,169	$(6,278)	(6)%
Billable headcount	473	442	31	7%	442	499	(57)	(11)%
Consultant utilization	68%	68%	—	—	68%	72%	(4) points	—
Average annualized revenue per billable headcount (2)	$424	$409	$15	4%	$409	$460	$(51)	(11)%

(1)	The operating results of AMR Research and Burton Group are included beginning on their respective dates of acquisition in December 2009. The operating results of these businesses were not material to the Consulting segment in 2009.

(2)	Dollars in thousands.

(3)	The 2009 and 2008 metrics exclude AMR Research and Burton Group.

2010 VERSUS 2009
Consulting revenues increased 5% in 2010, but excluding the unfavorable impact of foreign currency translation, revenues increased 6%. The AMR Research and Burton Group businesses added approximately 35% of the $15.3 million revenue increase. The gross contribution margin improved by 1 point, primarily due to additional revenues in our contract optimization and SAS businesses, both of which have higher margins than core consulting.
Consulting billable headcount was 473 at December 31, 2010, an increase of 7% year-over-year. Backlog was $100.8 million at December 31, 2010, and increase of $9.9 million or 11% over the prior year. Backlog increased across all of our geographic regions. The AMR Research and Burton Group businesses added approximately $0.3 million of the increase.
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
Events

	2010 vs. 2009				2009 vs. 2008
	As Of And	As Of And			As Of And	As Of And
	For the	For the			For the	For the
	Twelve Months	Twelve Months			Twelve Months	Twelve Months
	Ended	Ended		Percentage	Ended	Ended		Percentage
	December 31,	December 31,	Increase	Increase	December 31,	December 31,	Increase	Increase
	2010	2009	(Decrease)	(Decrease)	2009	2008	(Decrease)	(Decrease)
Financial Measurements: (1)
Revenues (2)	$121,337	$100,448	$20,889	21%	$100,448	$150,080	$(49,632)	(33)%
Gross contribution (2)	$55,884	$40,945	$14,939	37%	$40,945	$64,954	$(24,009)	(37)%
Gross contribution margin	46%	41%	5 points	—	41%	43%	(2) points	—
Business Measurements: (3)
Number of events	56	54	2	4%	54	70	(16)	(23)%
Number of attendees	37,219	30,610	6,609	22%	30,610	41,352	(10,742)	(26)%

(1)	The operating results of AMR Research and Burton Group are included beginning on their respective dates of acquisition in December 2009. The operating results of these businesses were not material to the Events segment in 2009.

(2)	Dollars in thousands.

(3)	The 2009 and 2008 metrics exclude AMR Research and Burton Group.
2010 VERSUS 2009
Events revenues increased $20.9 million in 2010, or 21%, compared to 2009, with little impact from foreign currency translation. We held 2 additional events in 2010, for a total of 56 events, which consisted of 48 ongoing events and 8 new event launches. We discontinued 6 events that had been held in prior years. We had a 22% increase in attendees and a 24% increase in exhibitors, while average revenue increased 12% for attendees but was down slightly for exhibitors. Revenues increased $21.1 million and $5.2 million from our ongoing and new events, respectively, which was partially offset by a $5.4 million revenue loss from discontinued events.
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
LIQUIDITY AND CAPITAL RESOURCES
On December 22, 2010, the Company entered into a new credit facility with a syndication of banks led by JPMorgan Chase to take advantage of favorable financing conditions and to obtain greater financial flexibility and liquidity through a larger revolving credit facility. The new credit arrangement provides for a five-year, $200.0 million term loan and a $400.0 million revolving credit facility. The new credit facility contains an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, by up to an additional $150.0 million in the aggregate.
We finance our operations primarily through cash generated from our on-going operating activities, and our 2010 operating cash flow increased 27% over the prior year. As of December 31, 2010, we had $120.2 million of cash and cash equivalents and $376.0 million of available borrowing capacity under our revolving credit facility. Our cash and cash equivalents are held in numerous locations throughout the world, with approximately 75% held outside the United States as of December 31, 2010.
We believe that we have adequate liquidity and that the cash we expect to earn from our on-going operating activities, our existing cash balances, and the expanded borrowing capacity we have under our revolving credit facility will be sufficient for our expected short-term and foreseeable long-term operating needs.
The following table summarizes the Company’s changes in cash and cash equivalents for the three years ending December 31, 2010:

	2010 vs. 2009			2009 vs. 2008
	Twelve Months	Twelve Months		Twelve Months	Twelve Months
	Ended	Ended	Dollar	Ended	Ended	Dollar
	December 31,	December 31,	Increase	December 31,	December 31,	Increase
	2010	2009	(Decrease)	2009	2008	(Decrease)
Cash provided by operating activities	$205,499	$161,937	$43,562	$161,937	$184,350	$(22,413)
Cash used by investing activities	(33,845)	(119,665)	85,820	(119,665)	(16,455)	(103,210)
Cash used in financing activities	(171,556)	(73,780)	(97,776)	(73,780)	(119,835)	46,055

Net increase (decrease)	98	(31,508)	31,606	(31,508)	48,060	(79,568)
Effects of exchange rates	3,509	7,153	(3,644)	7,153	(17,076)	24,229
Beginning cash and cash equivalents	116,574	140,929	(24,355)	140,929	109,945	30,984

Ending cash and cash equivalents	$120,181	$116,574	$3,607	$116,574	$140,929	$(24,355)

2010 VERSUS 2009
Operating
Our 2010 operating cash flow increased by $43.6 million, or 27%, primarily due to the $13.3 million increase in net income, a $9.0 million decrease in cash payments for income taxes, and a $12.1 million decrease in payments for severance, interest payments on our debt, and excess facilities. We also received $2.4 million in cash in 2010 from an insurance recovery, and approximately $19.8 million of improvements in our working capital accounts, which includes increased cash collections on our receivables. Partially offsetting these increases were $8.0 million in acquisition and integration payments made in 2010 related to the acquisitions of AMR Research and Burton Group and $5.0 million more in 2010 bonus payments.
Investing
Cash used in our investing activities declined by $85.8 million in 2010 due to the acquisitions of AMR Research and Burton Group in 2009. We paid $104.5 million in cash for these acquisitions in December 2009 and an additional $12.2 million in January 2010. We used $21.7 million of cash in 2010 for capital expenditures compared to $15.1 million in the 2009 period, an increase of $6.6 million, or 43%.
Financing
Cash used in our financing activities was $97.8 million higher in 2010 compared to 2009, with a total of $171.6 million used in 2010 compared to $73.8 million used in 2009. The additional cash used was due to higher debt repayments and additional share repurchases in 2010.
On a net basis, we repaid $108.8 million of debt in 2010 compared to $87.3 million in the prior year, an increase in cash used of $21.6 million. We used $99.8 million of cash for share repurchases in 2010 compared to $3.7 million in 2009, an increase in cash used of $96.1 million. We also paid $4.8 million in cash in 2010 for fees related to our debt refinancing. Partially offsetting these higher uses of cash was an additional $24.7 million in cash realized from option exercises and excess tax benefits as a higher average stock price in 2010 resulted in a significantly increased number of option exercises.
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

OBLIGATIONS AND COMMITMENTS
At December 31, 2010, we had $220.0 million outstanding under our 2010 Credit Agreement which provides for a five-year, $200.0 million term loan and a $400.0 million revolving credit facility. The 2010 Credit Agreement contains an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, by up to an additional $150.0 million in the aggregate.
The term loan will be repaid in 19 consecutive quarterly installments commencing March 31, 2011, plus a final payment due on December 22, 2015, and may be prepaid at any time without penalty or premium at the Company’s option. The revolving credit facility may be used for loans, and up to $40.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until December 22, 2015, at which time all amounts borrowed must be repaid. See Note 6 — Debt in the Notes to the Consolidated Financial Statements for additional information regarding the 2010 Credit Agreement.
Commitments
The following table presents our contractual cash commitments due after December 31, 2010 (in thousands):

	Less Than	2-3	4-5	More Than
Commitment Type:	1 Year	Years	Years	5 Years	Total
Operating leases (1)	$30,775	$43,300	$27,875	$66,640	$168,590
Debt outstanding (2)	20,000	70,000	130,156	—	220,156
Deferred compensation arrangement (3)	1,930	4,230	2,865	17,265	26,290
Tax liabilities (4)	1,275	—	—	—	1,275

Totals	$53,980	$117,530	$160,896	$83,905	$416,311

(1)	The Company leases various facilities, furniture, and computer equipment expiring between 2011 and 2025.

(2)	Represents amounts due under the 2010 Credit Agreement. Amounts drawn under the revolver credit arrangement have been classified in the 4-5 Years category since the amounts are not contractually due until December 2015.

Interest payments on our outstanding debt are excluded from the amounts payable due to the variable nature of the interest rates and resulting payment amounts. Information regarding current interest rates on the Company’s debt is contained in Note 6 — Debt in the Notes to the Consolidated Financial Statements. For the years ended December 31, 2010, 2009 and 2008, we paid cash interest on our debt of $11.5 million, $13.9 million, and $22.4 million, respectively.

(3)	Represents the Company’s liability to participants in the supplemental deferred compensation arrangement. Amounts payable to active employees whose payment date is unknown have been included in the More Than 5 Years category since the Company cannot determine when the amounts will be paid.

(4)	Includes interest and penalties. In addition to the $1.3 million liability, approximately $15.8 million of unrecognized tax benefits have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table, the Company has also recorded a liability for potential interest and penalties of $2.5 million.
QUARTERLY FINANCIAL DATA
The following tables present our quarterly operating results for the two year period ended December 31, 2010:

2010
(In thousands, except per share data)	First	Second	Third	Fourth
Revenues	$295,833	$314,195	$296,122	$382,304
Operating income	29,198	34,230	32,763	53,074
Net income	19,403	20,113	20,075	36,694
Net income per share (1)
Basic	$0.20	$0.21	$0.21	$0.38

Diluted	$0.19	$0.20	$0.20	$0.37

2009
(In thousands, except per share data)	First	Second	Third	Fourth
Revenues	$273,533	$269,971	$267,469	$328,827
Operating income	34,451	30,761	27,521	41,744
Net income	19,996	17,185	20,067	25,716
Net income per share (1)
Basic	$0.21	$0.18	$0.21	$0.27

Diluted	$0.21	$0.18	$0.21	$0.26

(1)	The aggregate of the four quarters’ basic and diluted earnings per common share may not equal the reported full calendar year amounts due to the effects of share repurchases, dilutive equity compensation, and rounding.
NEW ACCOUNTING STANDARDS
Accounting guidance issued by the various standard setting and governmental authorities that have not yet become effective with respect to our Consolidated Financial Statements are described below, together with our assessment of the potential impact they may have on our Consolidated Financial Statements:
In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures.” ASU 2010-06 requires fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the balance sheet. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. These additional disclosure requirements became effective January 1, 2010. In general, we do not anticipate transfers between the different levels of the fair value hierarchy, and for the year ended December 31, 2010, there were none. Our required fair value disclosures are presented in Note 12 — Fair Value Disclosures, herein in the Notes to the Consolidated Financial Statements. Beginning January 1, 2011, the FASB will also require additional disclosures regarding changes in Level 3 instruments. The Company currently does not have any Level 3 instruments.
In September 2009, the FASB issued ASU 2009-13, “Revenue Arrangements with Multiple Deliverables.” ASU 2009-13 requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company itself or other vendors. ASU 2009-13 eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance is expected to allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. ASU 2009-13 will be effective for Gartner beginning January 1, 2011. The Company’s multiple revenue arrangements are limited and as a result we do not expect any impact on our Consolidated Statement of Operations related to the adoption of this guidance.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
INTEREST RATE RISK
We have exposure to changes in interest rates arising from borrowings under our 2010 Credit Agreement, and at December 31, 2010 we had $200.0 million outstanding under the term loan and $20.0 million outstanding under the revolver. Borrowings under this facility are floating rate, which may be either prime-based or Eurodollar-based. Interest rates under these borrowings include a base rate plus a margin between 0.50% and 1.25% on prime borrowings and between 1.50% and 2.25% on Eurodollar-based borrowings.
As of December 31, 2010, the annualized interest rate on the term loan was 2.30%, which consisted of a 0.3% three-month Eurodollar base rate plus a margin of 2.0%, and 2.26% on the revolver, which consisted of a 0.26% one-month Eurodollar base rate plus a margin of 2.0%. We have an interest rate swap contract which effectively converts the floating base rate on the first $200.0 million of our borrowings to a 2.26% fixed rate.
The Company only hedges the base interest rate risk on the first $200.0 million of its outstanding borrowings. Accordingly, we are exposed to interest rate risk on borrowings in excess of $200.0 million. A 25 basis point increase or decrease in interest rates would change pre-tax annual interest expense on the additional $400.0 million borrowing capacity under the 2010 Credit Agreement by approximately $1.0 million.

FOREIGN CURRENCY EXCHANGE RISK
We have customers in 85 countries and 44% and 45% of our revenues for 2010 and 2009, respectively, were derived from sales outside of the U.S. As a result we conduct business in numerous currencies other than the U.S dollar. Among the major foreign currencies in which we conduct business are the Euro, the British Pound, the Japanese Yen, the Australian dollar, and the Canadian dollar. Our foreign currency exposure results in both translation risk and transaction risk:
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
A measure of the potential impact of foreign currency translation on our Condensed Consolidated Balance Sheets can be determined through a sensitivity analysis of our cash and cash equivalents. As of December 31, 2010, we had over $120.0 million of cash and cash equivalents, a substantial portion of which was denominated in foreign currencies. If the foreign exchange rates of the major currencies in which we operate changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on December 31, 2010 would have increased or decreased by approximately $5.0 million.
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
We typically enter into foreign currency forward exchange contracts to offset the effects of foreign currency transaction risk. These contracts are normally short term in duration and unrealized and realized gains and losses are recognized in current period earnings. At December 31, 2010, we had 63 outstanding foreign currency forward contracts with a total notional amount of $250.2 million and a net unrealized gain of $0.6 million. All of these contracts matured by the end of January 2011.
CONCENTRATION OF CREDIT RISK
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents, accounts receivable, and interest rate swap contracts. The majority of the Company’s cash and cash equivalents and its interest rate swap contract are with investment grade commercial banks that are participants in the Company’s 2010 Credit Agreement. Accounts receivable balances deemed to be collectible from customers have limited concentration of credit risk due to our diverse customer base and geographic dispersion.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our consolidated financial statements for 2010, 2009, and 2008, together with the reports of KPMG LLP, our independent registered public accounting firm, are included herein in this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Management conducted an evaluation, as of December 31, 2010, of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed or submitted under the Act.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of the Board of Directors.
Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2010, Gartner’s internal control over financial reporting was effective.
The effectiveness of management’s internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K in Part IV, Item 15.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished pursuant to this item will be set forth under the captions “Proposal One: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Miscellaneous — Available Information” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2011. If the Proxy Statement is not filed with the SEC by April 30, 2011, such information will be included in an amendment to this Annual Report filed by April 30, 2011. See also Item 1. Business — Available Information.
ITEM 11. EXECUTIVE COMPENSATION.
The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the caption “Executive Compensation” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2011. If the Proxy Statement is not filed with the SEC by April 30, 2011, such information will be included in an amendment to this Annual Report filed by April 30, 2011.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required to be furnished pursuant to this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed with the SEC by April 30, 2011. If the Proxy Statement is not filed with the SEC by April 30, 2011, such information will be included in an amendment to this Annual Report filed by April 30, 2011.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required to be furnished pursuant to this item will be set forth under the captions “Transactions With Related Persons” and “Corporate Governance — Director Independence” in the Company’s Proxy Statement to be filed with the SEC by April 30, 2011. If the Proxy Statement is not filed with the SEC by April 30, 2011, such information will be included in an amendment to this Annual Report filed by April 30, 2011.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2011. If the Proxy Statement is not filed with the SEC by April 30, 2011, such information will be included in an amendment to this Annual Report filed by April 30, 2011.

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
3. Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

3.1a(1)	Restated Certificate of Incorporation of the Company.

3.2(2)	Bylaws as amended through May 1, 2007.

4.1(1)	Form of Certificate for Common Stock as of June 2, 2005.

4.2*	Credit Agreement, dated as of December 22, 2010, among the Company, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as administrative agent

10.1(3)	Lease dated April 16, 2010 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut.

10.2(3)	First Amendment to Lease dated April 16, 2010 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut.

10.3(4)+	1991 Stock Option Plan as amended and restated on October 19, 1999.

10.4(5)+	2002 Employee Stock Purchase Plan, as amended and restated effective June 1, 2008.

10.5(6)+	1999 Stock Option Plan.

10.6(7)+	2003 Long-Term Incentive Plan, as amended and restated on June 4, 2009.

10.7(8)+	Amended and Restated Employment Agreement between Eugene A. Hall and the Company dated as of December 31, 2008.

10.8(8)+	Company Deferred Compensation Plan, effective January 1, 2009.

10.9(9)+	Form of Stock Appreciation Right Agreement for executive officers.

10.10(9)+	Form of Performance Stock Unit Agreement for executive officers.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see Signature Page).

31.1*	Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this document.

+	Management compensation plan or arrangement.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 29, 2005 as filed on July 6, 2005.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 3, 2007 as filed on May 3, 2007.

(3)	Incorporated by reference from the Company’s Quarterly Report on form 10-Q as filed on August 9, 2010

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on December 22, 1999.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed on May 8, 2008.

(6)	Incorporated by reference from the Company’s Form S-8 as filed on February 16, 2000.

(7)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) as filed on April 21, 2009.

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed on February 20, 2009.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 10, 2010 as filed on February 16, 2010.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
GARTNER, INC.
CONSOLIDATED FINANCIAL STATEMENTS
All financial statement schedules have been omitted because the information required is not applicable or is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Gartner, Inc.:
We have audited the accompanying consolidated balance sheets of Gartner, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gartner, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
New York, New York
February 15, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Gartner, Inc.:
We have audited Gartner, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gartner, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 15, 2011 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
New York, New York
February 15, 2011

GARTNER, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$120,181	$116,574
Fees receivable, net of allowances of $7,200 and $8,100 respectively	364,818	317,598
Deferred commissions	71,955	70,253
Prepaid expenses and other current assets	64,148	53,400

Total current assets	621,102	557,825
Property, equipment and leasehold improvements, net	47,614	52,466
Goodwill	510,265	513,612
Intangible assets, net	13,584	24,113
Other assets	93,093	67,263

Total Assets	$1,285,658	$1,215,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$247,733	$255,966
Deferred revenues	523,263	437,207
Current portion of long-term debt	40,156	205,000

Total current liabilities	811,152	898,173
Long-term debt	180,000	124,000
Other liabilities	107,450	80,571

Total liabilities	1,098,602	1,102,744
Stockholders’ equity:
Preferred stock:
$.01 par value, authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
$.0005 par value, authorized 250,000,000 shares for both periods; 156,234,415 shares issued for both periods	78	78
Additional paid-in capital	611,782	590,864
Accumulated other comprehensive income, net	14,638	11,322
Accumulated earnings	605,677	509,392
Treasury stock, at cost, 60,245,718 and 60,356,672 common shares, respectively	(1,045,119)	(999,121)

Total stockholders’ equity	187,056	112,535

Total Liabilities and Stockholders’ Equity	$1,285,658	$1,215,279

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Research	$865,000	$752,505	$781,581
Consulting	302,117	286,847	347,404
Events	121,337	100,448	150,080

Total revenues	1,288,454	1,139,800	1,279,065
Costs and expenses:
Cost of services and product development	552,238	498,363	572,208
Selling, general and administrative	543,174	477,003	514,994
Depreciation	25,349	25,387	25,880
Amortization of intangibles	10,525	1,636	1,615
Acquisition and integration charges	7,903	2,934	—

Total costs and expenses	1,139,189	1,005,323	1,114,697

Operating income	149,265	134,477	164,368
Interest income	1,156	830	3,121
Interest expense	(16,772)	(16,862)	(22,390)
Other income (expense), net	436	(2,919)	(358)

Income before income taxes	134,085	115,526	144,741
Provision for income taxes	37,800	32,562	47,593

Income from continuing operations	96,285	82,964	97,148
Income from discontinued operations, net of taxes	—	—	6,723

Net income	$96,285	$82,964	$103,871

Net income per share:
Basic:
Income from continuing operations	$1.01	$0.88	$1.02
Income from discontinued operations	—	—	.07

	$1.01	$0.88	$1.09

Diluted:
Income from continuing operations	$0.96	$0.85	$0.98
Income from discontinued operations	—	—	.07

	$0.96	$0.85	$1.05

Weighted average shares outstanding:
Basic	95,747	94,658	95,246
Diluted	99,834	97,549	99,028
See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

			Accumulated
			Other			Total
		Additional	Comprehensive			Stockholders’
	Common	Paid-In	Income	Accumulated	Treasury	Equity
	Stock	Capital	(Loss), Net	Earnings	Stock	(Deficit)
Balance at December 31, 2007	$78	$545,268	$23,641	$322,557	$(874,046)	$17,498
Comprehensive income:
Net income	—	—	—	103,871	—	103,871
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(20,497)	—	—	(20,497)
Interest rate swaps, net of tax	—	—	(6,060)	—	—	(6,060)
Pension unrecognized gain, net of tax	—	—	1,175	—	—	1,175

Other comprehensive loss			(25,382)			(25,382)
Comprehensive income						78,489
Issuances under stock plans	—	(10,128)	—	—	55,874	45,746
Excess tax benefits from stock compensation	—	14,831	—	—	—	14,831
Purchase of shares for treasury	—	—	—	—	(198,576)	(198,576)
Stock compensation expense	—	20,696	—	—	—	20,696

Balance at December 31, 2008	$78	$570,667	$(1,741)	$426,428	$(1,016,748)	$(21,316)
Comprehensive income:
Net income	—	—	—	82,964	—	82,964
Other comprehensive income:
Foreign currency translation adjustments	—	—	9,088	—	—	9,088
Interest rate swaps, net of tax	—	—	3,535	—	—	3,535
Pension unrecognized gain, net of tax	—	—	440	—	—	440

Other comprehensive income			13,063			13,063
Comprehensive income						96,027
Issuances under stock plans	—	(6,522)	—	—	21,371	14,849
Excess tax benefits from stock compensation	—	653	—	—	—	653
Purchase of shares for treasury	—	—	—	—	(3,744)	(3,744)
Stock compensation expense	—	26,066	—	—	—	26,066

Balance at December 31, 2009	$78	$590,864	$11,322	$509,392	$(999,121)	$112,535
Comprehensive income:
Net income	—	—	—	96,285	—	96,285
Other comprehensive income:
Foreign currency translation adjustments	—	—	582	—	—	582
Interest rate swaps, net of tax	—	—	3,746	—	—	3,746
Pension unrecognized gain, net of tax	—	—	(1,012)	—	—	(1,012)

Other comprehensive income			3,316			3,316
Comprehensive income						99,601
Issuances under stock plans	—	(30,254)	—	—	53,822	23,568
Excess tax benefits from stock compensation	—	18,520	—	—	—	18,520
Purchase of shares for treasury	—	—	—	—	(99,820)	(99,820)
Stock compensation expense	—	32,652	—	—	—	32,652

Balance at December 31, 2010	$78	$611,782	$14,638	$605,677	$(1,045,119)	$187,056

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2010	2009	2008
Operating activities:
Net income	$96,285	$82,964	$103,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	35,874	27,023	27,495
Stock-based compensation expense	32,634	26,066	20,696
Excess tax benefits from stock-based compensation expense	(18,364)	(2,392)	(14,831)
Deferred taxes	(2,609)	5,003	2,617
Amortization and write-off of debt issue costs	1,567	1,480	1,222
Gain on sale of business	—	—	(7,061)
Changes in assets and liabilities:
Fees receivable, net	(48,177)	25,349	20,987
Deferred commissions	(2,184)	(16,750)	(1,403)
Prepaid expenses and other current assets	(376)	13,059	(21)
Other assets	(34,130)	532	2,907
Deferred revenues	85,336	5,101	(308)
Accounts payable, accrued, and other liabilities	59,643	(5,498)	28,179

Cash provided by operating activities	205,499	161,937	184,350

Investing activities:
Additions to property, equipment and leasehold improvements	(21,694)	(15,142)	(24,302)
Acquisitions (net of cash received)	(12,151)	(104,523)	—
Net proceeds from sale of business	—	—	7,847

Cash used in investing activities	(33,845)	(119,665)	(16,455)

Financing activities:
Proceeds from stock issued for stock plans	23,527	14,822	44,702
Proceeds from debt issuance	200,000	78,000	180,000
Payments for debt issuance costs	(4,783)	—	(801)
Payments on debt	(308,844)	(165,250)	(157,750)
Purchases of treasury stock	(99,820)	(3,744)	(200,817)
Excess tax benefits from stock-based compensation expense	18,364	2,392	14,831

Cash used by financing activities	(171,556)	(73,780)	(119,835)

Net increase (decrease) in cash and cash equivalents	98	(31,508)	48,060
Effects of exchange rates on cash and cash equivalents	3,509	7,153	(17,076)
Cash and cash equivalents, beginning of period	116,574	140,929	109,945

Cash and cash equivalents, end of period	$120,181	$116,574	$140,929

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,484	$13,942	$22,380
Income taxes, net of refunds received	$25,486	$34,438	$19,961
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
Basis of presentation. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 270 for financial information and with the applicable instructions of U.S. Securities & Exchange Commission (“SEC”) Regulation S-X. The fiscal year of Gartner, Inc. (the “Company”) represents the period from January 1 through December 31. When used in these notes, the terms “Gartner,” “Company,” “we,” “us,” or “our” mean Gartner, Inc. and its consolidated subsidiaries. All references to 2010, 2009, and 2008 relate to the fiscal year unless otherwise indicated.
In December 2009 we acquired AMR Research, Inc. (“AMR Research”) and Burton Group, Inc. (“Burton Group”). The results of these businesses are included in our operating results beginning on their respective dates of acquisition (see Note 2 — Acquisitions).
Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
Use of estimates. The preparation of the accompanying consolidated financial statements requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, and other long-lived assets, as well as tax accruals and other liabilities. In addition, estimates are used in revenue recognition, income tax expense, performance-based compensation charges, depreciation and amortization, and the allowance for losses. Management believes its use of estimates in the accompanying consolidated financial statements to be reasonable.
Management continuously evaluates and revises these estimates using historical experience and other factors, including the general economic environment and actions it may take in the future. We adjust such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on our best judgment at a point in time. As a result, differences between our estimates and actual results could be material and would be reflected in the Company’s consolidated financial statements in future periods.
Subsequent events. The Company has evaluated the potential impact of subsequent events on the consolidated financial statements herein through the date of filing of this Annual Report on Form 10-K. See Note 17 — subsequent events regarding a secondary offering of the Company’s shares.
Revenues. Revenue is recognized in accordance with U.S. GAAP and SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), and SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Revenues are only recognized once all required recognition criteria have been met. The Consolidated Statement of Operations present revenues net of any sales or value-added taxes that we collect from customers and remit to government authorities.
The Company’s revenues by significant source are as follows:
Research revenues are generally derived from annual subscription contracts for research products. These revenues are deferred and recognized ratably over the applicable contract term. The Company typically enters into annually renewable subscription contracts for research products. Reprint fees are recognized when the reprint is shipped.
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

For those government contracts that permit cancellation, historically we only recorded fees receivables to the extent amounts were earned and deferred revenue to the extent cash was received. As of September 30, 2010, based on an analysis of historic contract cancellations, we determined that the likelihood of such cancellations was remote. Accordingly, as of that date we record the entire billable contract amount as fees receivable at the time the contract is signed with a corresponding amount to deferred revenue, consistent with other contracts. This change in estimate had an immaterial impact.
Consulting revenues, primarily derived from consulting, measurement and strategic advisory services (paid one-day analyst engagements), are principally generated from fixed fee or time and materials engagements. Revenues for such projects are recognized as work is delivered and/or services are provided. Unbilled fees receivable associated with consulting engagements were $29.4 million at December 31, 2010 and $30.0 million at December 31, 2009. Revenues related to contract optimization contracts are contingent in nature and are only recognized upon satisfaction of all conditions related to their payment.
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
Uncollectible fees receivable. The Company maintains an allowance for losses which is composed of a bad debt allowance and a sales reserve. Provisions are charged against earnings, either as a reduction in revenues or as an increase to expense. The amount of the allowance for losses is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients.
Cost of services and product development (“COS”). COS expense includes the direct costs incurred in the creation and delivery of our products and services.
Selling, general and administrative (“SG&A”). SG&A expense includes direct and indirect selling costs and general and administrative costs.
Commission expense. The Company records commission obligations upon the signing of contracts and amortizes the corresponding deferred commission expense over the estimated period in which the related revenues are earned. Commission expense is included in SG&A in the Consolidated Statements of Operations.
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
During 2010, 2009, and 2008, the Company recognized $32.6 million, $26.1 million, and $20.7 million, respectively, of stock-based compensation expense (see Note 9 — Stock-Based Compensation), which is recorded in both COS and SG&A in the Consolidated Statements of Operations.
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
Property, equipment and leasehold improvements. The Company leases all of its facilities and certain equipment. These leases are all classified as operating leases in accordance with FASB ASC Topic 840. The cost of these operating leases, including any contractual rent increases, rent concessions, and landlord incentives, are recognized ratably over the life of the related lease agreement. Lease expense was $23.5 million in 2010 and $22.5 million in both 2009 and 2008.
Equipment, leasehold improvements, and other fixed assets owned by the Company are recorded at cost less accumulated depreciation and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining term of the related leases. The Company had total depreciation expense of $25.3 million, $25.4 million, and $25.9 million in 2010, 2009, and 2008, respectively.
Property, equipment and leasehold improvements, less accumulated depreciation and amortization consist of the following (in thousands):

	Useful Life	December 31,
	(Years)	2010	2009
Computer equipment and software	2 - 7	$123,988	$118,487
Furniture and equipment	3 - 8	32,093	32,183
Leasehold improvements	2 - 10	46,516	46,945

		202,597	197,615
Less — accumulated depreciation and amortization		(154,983)	(145,149)

		$47,614	$52,466

The Company capitalizes certain costs incurred to develop internal use software in accordance with FASB ASC Topic 350. At December 31, 2010 and 2009, capitalized development costs for internal use software were $14.3 million and $16.1 million, respectively, which are net of accumulated amortization of $23.7 million and $20.4 million, respectively. Amortization of capitalized internal software development costs, which is classified in Depreciation in the Consolidated Statements of Operations, totaled $7.9 million, $8.3 million, and $7.4 million during 2010, 2009, and 2008, respectively.
The Company’s corporate headquarters is located in approximately 213,000 square feet of leased office space in three buildings located in Stamford, Connecticut. The Stamford facility accommodates research and analysis, marketing, sales, client support, production, corporate services, executive offices, and administration. In April 2010, the Company entered into a new 15 year lease agreement for this facility. The new lease grants the Company three options to renew at fair market value for five years each, and an option to purchase the facility at fair market value.
In accordance with FASB ASC Topic 840, the Company accounts for the new Stamford lease as an operating lease arrangement. The total minimum payments the Company will be obligated to pay under this lease, including contractual escalation clauses and reduced rents during the renovation period, will be expensed on a straight-line basis over the lease term. As of December 31, 2010, the total minimum lease payments under this non-cancelable lease agreement were $84.5 million.
Under the terms of the new Stamford lease, the landlord will provide up to $25.0 million to be used to renovate the three buildings and the parking areas comprising the facility. The renovation work will occur in 2011 and 2012. The contractual amount due from the landlord was recorded as a tenant improvement allowance in Other assets and as deferred rent in Other liabilities on the Consolidated Balance Sheets. As the renovation work progresses and payments are received from the landlord, the tenant improvement receivable will be relieved and leasehold improvement assets will be recorded in Property, equipment, and leasehold improvements. The leasehold improvement assets will be amortized to Depreciation expense over their useful lives beginning when the assets are placed in service. The amount recorded as deferred rent will be amortized as a reduction to rent expense (SG&A) on a straight-line basis over the term of the lease. For the year ended December 31, 2010, approximately $1.0 million of the deferred rent balance was amortized to rent expense.
Intangible assets. Intangible assets are amortized using the straight-line method over their expected useful lives. Intangible assets subject to amortization include the following (in thousands):

		Trade	Customer	Noncompete
December 31, 2010	Content	Name	Relationships	Agreements	Total
Gross cost	$10,634	$5,758	$7,210	$207	$23,809
Accumulated amortization	(7,089)	(1,152)	(1,803)	(181)	(10,225)

Net	$3,545	$4,606	$5,407	$26	$13,584

		Trade	Customer	Noncompete
December 31, 2009	Content	Name	Relationships	Agreements	Total
Gross cost (1)	$10,634	$5,758	$14,910	$416	$31,718
Accumulated amortization	—	—	(7,315)	(290)	(7,605)

Net	$10,634	$5,758	$7,595	$126	$24,113

(1)	The Company recorded $23.6 million of purchased intangibles from the acquisitions of AMR Research and Burton Group in December 2009 (see Note 2 — Acquisitions).
Intangible assets will be amortized against earnings over the following period:

Useful Life
(Years)
Content	1.5
Trade Name	5
Customer Relationships	4
Noncompete Agreements	2-5
Aggregate amortization expense on intangible assets was $10.5 million, $1.6 million, and $1.6 million for 2010, 2009, and 2008, respectively.
The estimated future amortization expense by year from purchased intangibles is as follows (in thousands):

2011	$6,530
2012	2,955
2013	2,955
2014	1,144

$13,584

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
The following table presents changes to the carrying amount of goodwill by reporting segment during the two years ended December 31, 2010 (in thousands):

	Research	Consulting	Events	Total
Balance, December 31, 2008 (1)	$280,161	$84,048	$34,528	$398,737
Foreign currency translation adjustments	4,386	1,434	73	5,893
Additions due to AMR Research and Burton Group acquisitions	86,083	15,262	7,637	108,982

Balance, December 31, 2009	$370,630	$100,744	$42,238	$513,612
Foreign currency translation adjustments and other (2)	(2,109)	(927)	(311)	(3,347)

Balance, December 31, 2010	$368,521	$99,817	$41,927	$510,265

(1)	The Company has not recorded charges for goodwill impairment since its adoption of the current goodwill impairment rules on January 1, 2002. Accordingly, the Company considers the goodwill amount as of December 31, 2008 to be the gross amount of goodwill.

(2)	Includes the impact of foreign currency translation and certain immaterial goodwill adjustments.
Impairment of long-lived assets and intangible assets. The Company reviews long-lived assets and intangible assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the respective asset may not be recoverable. Such evaluation may be based on a number of factors including current and projected operating results and cash flows, changes in management’s strategic direction as well as external economic and market factors.
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
Pension obligations. The Company has defined-benefit pension plans in three of its international locations (see Note 14 — Employee Benefits). Benefits earned under these plans are generally based on years of service and level of employee compensation. The Company accounts for defined benefit plans in accordance with the requirements of FASB ASC Topic 715. The Company determines the periodic pension expense and related liabilities for these plans through actuarial assumptions and valuations. The Company recognized $2.4 million, $2.2 million, and $2.2 million of expense for these plans in 2010, 2009, and 2008, respectively. The Company classifies pension expense in SG&A in the Consolidated Statements of Operations.
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
Currency transaction gains or losses arising from transactions denominated in currencies other than the functional currency of a subsidiary are included in results of operations in Other income (expense), net within the Consolidated Statements of Operations. Net currency transaction (losses) gains were $(4.8) million, $(3.6) million, and $(0.9) million in 2010, 2009, and 2008, respectively.
We enter into foreign currency forward exchange contracts to offset the effects of adverse fluctuations in foreign currency exchange rates. These contracts generally have a short duration and are recorded at fair value with unrealized and realized gains and losses recorded in Other income (expense). The net gain (loss) from these contracts was $2.8 million, $0.7 million, and $(0.6) million for 2010, 2009, and 2008, respectively.
Fair value disclosures. The Company’s fair value disclosures are included in Note 13 — Fair Value Disclosures.
Concentrations of credit risk. Assets that may subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents, accounts receivable, interest rate swaps, and a pension reinsurance asset. The majority of the Company’s cash equivalent investments and its interest rate swap contract are with investment grade commercial banks that are participants in the Company’s 2010 Credit Agreement. Accounts receivable balances deemed to be collectible from customers have limited concentration of credit risk due to our diverse customer base and geographic dispersion. The Company’s pension reinsurance asset (see Note 14 — Employee Benefits) is maintained with a large international insurance company that was rated investment grade as of December 31, 2010.
Stock repurchase programs. The Company records the cost to repurchase its own shares to treasury stock. During 2010, 2009 and 2008, the Company recorded $99.8 million, $3.7 million, and $198.6 million, respectively, of stock repurchases (see Note 8—Equity). Shares repurchased by the Company are added to treasury shares and are not retired.
Recent Accounting Developments
In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures.” ASU 2010-06 requires fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the balance sheet. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. These additional disclosure requirements became effective January 1, 2010. In general, Gartner does not anticipate transfers between the different levels of the fair value hierarchy, and for the twelve months ended December 31, 2010, there were none. Our required fair value disclosures are presented in Note 13 — Fair Value Disclosures. Beginning January 1, 2011, the FASB will also require additional disclosures regarding changes in Level 3 instruments.

In September 2009, the FASB issued ASU 2009-13, “Revenue Arrangements with Multiple Deliverables.” ASU 2009-13 requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company itself or other vendors. ASU 2009-13 eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance is expected to allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. ASU 2009-13 will be effective for the Company beginning in the first quarter of fiscal year 2012, but early adoption is permitted.
2 — ACQUISITIONS
In December 2009 the Company acquired all of the outstanding shares of AMR Research and Burton Group for a total of $117.7 million in cash. The Company’s consolidated results include the operating results of these businesses beginning on their respective acquisition dates. In September 2010 the Company finalized the allocation of the purchase price related to these acquisitions, resulting in immaterial adjustments to recorded goodwill. The Company recorded $7.9 million of acquisition and integration expenses related to these acquisitions during 2010 and $2.9 million in 2009. Included in these charges are legal fees and consultant fees in connection with the acquisition and integration, as well as severance costs related to redundant headcount.
The Company received contractual indemnifications from the selling shareholders of AMR Research and Burton Group for certain pre-acquisition liabilities, which the Company estimated at $6.1 million. In accordance with FASB ASC Topic 805, the Company recorded a $6.1 million indemnification receivable in Prepaid expenses and other current assets and a $6.1 million liability in Accrued liabilities, which were included in the purchase price allocation. Separately, a portion of the sale proceeds were placed in an escrow account pending resolution of these pre-acquisition liabilities.
During 2010, the Company paid $5.1 million to settle these pre-acquisition liabilities and received reimbursement from the escrow account for the same amount. As a result, the settlement of these liabilities had no impact on the Company’s results of operations, cash flows, or recorded goodwill. The Company believes the remaining $1.0 million recorded in Accrued liabilities is a reasonable estimate of the amount necessary to satisfy the remaining liabilities, which is fully reimbursable from the escrow account.
3 — DISCONTINUED OPERATIONS
In 2008 the Company sold its Vision Events business, which had been part of the Company’s Events segment. The Company realized net cash proceeds from the sale of $7.8 million and recorded a net gain on the sale of approximately $7.1 million after deducting direct costs to sell, a charge of $1.8 million of allocated Events segment goodwill, and related tax charges. The results of operations of this business and the gain on sale are recorded in Income from discontinued operations, net of taxes in the Consolidated Statements of Operations.
4 — OTHER ASSETS
Other assets consist of the following (in thousands):

	December 31,
	2010	2009
Security deposits	$3,959	$3,545
Debt issuance costs	4,987	1,384
Benefit plan related assets	36,089	30,903
Non-current deferred tax assets	21,166	29,527
Tenant improvement allowance (1)	24,570	—
Other	2,322	1,904

Total other assets	$93,093	$67,263

(1)	Represents contractual amounts receivable for the Stamford headquarters renovation.

5 — ACCOUNTS PAYABLE, ACCRUED, AND OTHER LIABILITIES
Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Accounts payable	$17,791	$14,312
Payroll, employee benefits, severance	62,882	63,600
Bonus payable	64,620	53,264
Commissions payable	41,503	39,705
Taxes payable	15,030	17,693
Acquisition payables (1)	—	13,059
Rent and other facilities costs	7,108	9,666
Professional and consulting fees	3,706	4,112
Events fulfillment liabilities	4,367	3,905
Other accrued liabilities	30,726	36,650

Total accounts payable and accrued liabilities	$247,733	$255,966

(1)	Consists of amounts payable related to the acquisition of Burton Group in December 2009. These liabilities were paid in January 2010.
Other liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Non-current deferred revenue	$4,659	$3,912
Long-term taxes payable	18,193	15,064
Benefit plan-related liabilities	44,939	37,977
Deferred rent — Stamford lease (1)	23,813	—
Other	15,846	23,618

Total Other liabilities	$107,450	$80,571

(1)	Represents deferred rent on the Company’s Stamford lease.
6 — DEBT
2010 Credit Agreement
On December 22, 2010, the Company entered into a new credit facility (the “2010 Credit Agreement”) with a syndication of banks led by JPMorgan Chase to take advantage of favorable financing conditions and to obtain greater financial flexibility and liquidity through a larger revolving credit facility. The 2010 Credit Agreement provides for a five-year, $200.0 million term loan and a $400.0 million revolving credit facility. In addition, the 2010 Credit Agreement contains an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, by up to an additional $150.0 million in the aggregate. The Company paid $4.8 million in debt issuance costs in 2010 related to the refinancing, which was capitalized and will be amortized to interest expense over the term of the 2010 Credit Agreement.
On December 22, 2010 the Company drew down $200.0 million from the term loan facility and $100.0 million from the revolving credit facility which was used to repay amounts outstanding under the Company’s prior credit arrangement, which was terminated in connection with the refinancing. At the end of December 2010 the Company repaid $80.0 million of the amount drawn down on the revolving credit facility. Future amounts to be drawn down under the revolving credit facility will be used for general working capital purposes.
The term loan will be repaid in 19 consecutive quarterly installments commencing March 31, 2011, plus a final payment due on December 22, 2015, and may be prepaid at any time without penalty or premium at the Company’s option. The revolving credit facility may be used for loans, and up to $40.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until December 22, 2015, at which time all amounts borrowed must be repaid.
Amounts borrowed under the 2010 Credit Agreement bear interest at a rate equal to, at the Company’s option, either (i) the greatest of:

the administrative agent’s prime rate; the average rate on overnight federal funds plus 1/2 of 1%; and the eurodollar rate (adjusted for statutory reserves) plus 1% , in each case plus a margin equal to between 0.50% and 1.25% depending on the Company’s leverage ratio as of the end of the four consecutive fiscal quarters most recently ended, or (ii) the eurodollar rate (adjusted for statutory reserves) plus a margin equal to between 1.50% and 2.25%, depending on the Company’s leverage ratio as of the end of the four consecutive fiscal quarters most recently ended.
The 2010 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum interest expense coverage ratio, and covenants limiting the Company’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, make investments and enter into certain transactions with affiliates. The Company was in full compliance with these covenants as of December 31, 2010.
The following table provides information regarding the Company’s borrowings:

	Amount	Contractual	Amount
	Outstanding	Annualized	Outstanding
	December 31,	Interest Rate	December 31,
	2010 (1), (2)	December 31,	2009 (4)
Description:	(In thousands)	2010 (3)	(In thousands)
Term loans	$200,000	2.30%	$201,000
Revolver	20,156	2.26%	128,000

Total	$220,156		$329,000

(1)	The $220.2 million outstanding includes $220.0 million borrowed under the 2010 Credit Agreement and $0.2 million borrowed under a separate arrangement related to the renovation of a leased facility.

(2)	The Company had approximately $376.0 million of available borrowing capacity on the revolver (not including the expansion feature) as of December 31, 2010.

(3)	The term loan rate consisted of a three-month 0.3% Eurodollar base rate plus a margin of 2.0%, while the revolver rate consisted of a one-month Eurodollar base rate of 0.26% plus a margin of 2.0%. The Company has an interest rate swap contract which converts the floating Eurodollar base rate to a fixed base rate on $200.0 million of three-month borrowings (see below).

(4)	These loans were outstanding under the credit arrangement that was terminated in December 2010. These amounts were repaid in 2010.
In December 2010, the Company recorded certain incremental pre-tax charges due to the termination of the prior credit arrangement. These charges would have been recognized as expenses in 2011, but accounting rules required their accelerated recognition in 2010. These accelerated pre-tax charges included $3.3 million for deferred losses on interest rate swap contracts that had been recorded in Other Comprehensive Income (OCI) and $0.4 million for the write-off of a portion of capitalized debt issuance costs resulting from the extinguishment of the previous long-term indebtedness. In accordance with FASB ASC Topic 815, the deferral of the amounts in OCI was no longer permitted since the forecasted interest payments related to the previous debt would not occur. Both the debt issuance and interest rate swap charges were recorded in Interest expense in the Consolidated Statements of Operations.
Interest Rate Swap Hedge
On December 22, 2010, the Company entered into a $200.0 million notional fixed-for-floating interest rate swap contract which it designated as a hedge of the forecasted interest payments on the Company’s variable rate borrowings. Under the swap terms, the Company pays a base fixed rate of 2.26% and in return receives a three-month Eurodollar base rate.
The Company accounts for the interest rate swap as a cash flow hedge in accordance with FASB ASC Topic 815. Since the swap is hedging forecasted interest payments, changes in the fair value of the swap are recorded in OCI as long as the swap continues to be a highly effective hedge of the designated interest rate risk. Any ineffective portion of change in the fair value of the hedge is recorded in earnings. At December 31, 2010, there was no ineffective portion of the hedge. The interest rate swap had a negative fair value to the Company of $2.1 million at December 31, 2010, which is recorded in OCI, net of tax effect.
Letters of Credit
The Company issues letters of credit and related guarantees in the ordinary course of business. At December 31, 2010 and 2009, the Company had outstanding letters of credit and guarantees of approximately $4.7 million and $4.2 million, respectively.
7 — COMMITMENTS AND CONTINGENCIES
The Company leases various facilities, furniture, and computer equipment under operating lease arrangements expiring between 2011 and 2027. The future minimum annual cash payments under non-cancelable operating lease agreements at December 31, 2010, are as follows (in thousands):

Year ended December 31,
2011	$30,775
2012	23,582
2013	19,718
2014	16,160
2015	11,715
Thereafter	66,640

Total minimum lease payments (1), (2)	$168,590

(1)	Excludes $25.0 million of contractual payments receivable for leasehold improvements on the Company’s Stamford headquarters lease (see Property, equipment and leasehold improvements in Note 1 — Business and Significant Accounting Policies for additional discussion).

(2)	Excludes approximately $2.5 million of contractual sublease rental income.
We are involved in various legal proceedings and litigation arising in the ordinary course of business. The outcome of these individual matters is not predictable at this time. However, we believe that the ultimate resolution of these matters, after considering amounts already accrued and insurance coverage, will not have a material adverse effect on our financial position, results of operations, or cash flows in future periods.
The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2010, we did not have any indemnification agreements that would require material payments.
The Company received cash proceeds of $1.2 million in 2008 related to the settlement of a litigation matter which was recorded as a gain in Other (expense) income, net in the Consolidated Statements of Operations.
8 — EQUITY
Common stock. Holders of Gartner’s Common Stock, par value $.0005 per share (“Common Stock”) are entitled to one vote per share on all matters to be voted by stockholders. The Company does not currently pay cash dividends on its Common Stock. Also, our credit arrangement contains a negative covenant which may limit our ability to pay dividends.
The following table summarizes transactions relating to Common Stock for the three years’ ending December 31, 2010:

		Treasury
	Issued	Stock
	Shares	Shares
Balance at December 31, 2007	156,234,415	57,202,660
Issuances under stock plans	—	(4,568,658)
Purchases for treasury	—	9,719,573

Balance at December 31, 2008	156,234,415	62,353,575
Issuances under stock plans	—	(2,302,935)
Purchases for treasury	—	306,032

Balance at December 31, 2009	156,234,415	60,356,672
Issuances under stock plans	—	(4,029,673)
Purchases for treasury	—	3,918,719

Balance at December 31, 2010	156,234,415	60,245,718

Share repurchase program. The Company has a $500.0 million share repurchase program, of which $481.9 million remained available for share repurchases as of December 31, 2010. The $500.0 million share repurchase program was approved by the Company’s Board of Directors in the third quarter of 2010 and replaced the Company’s prior repurchase program, which had been largely expended.
Repurchases may be made from time-to-time through open market purchases, private transactions, tender offers or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s shared-based compensation awards. Repurchases will be funded from cash flow from operations or borrowings. During 2010, 2009, and 2008, the Company recorded $99.8 million, $3.7 million, and $198.6 million, respectively, of Common Stock repurchases.
9 — STOCK-BASED COMPENSATION
The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service- and performance-based restricted stock units, and common stock equivalents. At December 31, 2010, the Company had approximately 7.0 million shares of Common Stock available for awards of stock-based compensation under its 2003 Long-Term Incentive Plan.
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
The Company recognized the following amounts of stock-based compensation expense (in millions) for the year ended December 31:

Award type:	2010	2009	2008
Stock appreciation rights (SARs)	$4.6	$4.4	$3.2
Restricted stock	—	—	0.4
Restricted stock units (RSUs)	27.5	21.3	14.8
Common stock equivalents (CSEs)	0.5	0.4	0.4
Options	—	—	1.9

Total (1)	$32.6	$26.1	$20.7

(1)	Includes charges of $3.1 million, $1.9 million, and $1.3 million in 2010, 2009, and 2008, respectively, for awards to retirement-eligible employees.

Stock-based compensation (in millions) was recognized as follows in the Consolidated Statements of Operations for the year ended December 31:

Amount recorded in:	2010	2009	2008
Costs of services and product development	$14.8	$12.6	$9.6
Selling, general, and administrative	17.8	13.5	11.1

Total stock-based compensation expense recognized	$32.6	$26.1	$20.7

As of December 31, 2010, the Company had $45.7 million of total unrecognized stock-based compensation cost, which is expected to be recognized as stock-based compensation expense over the remaining weighted-average service period of approximately 1.8 years.
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
The following table provides a summary of the changes in SARs outstanding for the year ended December 31, 2010:

			Per Share	Weighted-
		Per Share	Weighted-	Average
		Weighted-	Average	Remaining
	SARs in	Average	Grant Date	Contractual
	millions	Exercise Price	Fair Value	Term
Outstanding at December 31, 2009	2.9	$15.43	$6.09	4.67	years
Granted	0.5	22.06	8.27	6.12	years
Forfeited	—	—	—		—
Exercised	(0.9)	14.60	6.00		na

Outstanding at December 31, 2010 (1)	2.5	$17.22	$6.62	4.55	years

Vested and exercisable at December 31, 2010 (1)	0.9	$17.79	$6.70	3.44	years

na=not applicable

(1)	At December 31, 2010, SARs outstanding had an intrinsic value of $40.5 million. SARs vested and exercisable had an intrinsic value of $13.5 million.

The fair value of the SARs grants was determined on the date of the grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions for the years ended December 31:

	2010	2009	2008
Expected dividend yield (1)	0%	0%	0%
Expected stock price volatility (2)	40%	50%	36%
Risk-free interest rate (3)	2.4%	2.3%	2.8%
Expected life in years (4)	4.75	4.80	4.75

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. Historically Gartner has not paid cash dividends on its Common Stock.

(2)	The determination of expected stock price volatility was based on both historical Common Stock prices and implied volatility from publicly traded options in Common Stock.

(3)	The risk-free interest rate is based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

(4)	The expected life in years is based on the “simplified” calculation provided for in SAB No. 107. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The Company continues to use the simplified method for awards of stock-based compensation since it does not have the necessary historical exercise and forfeiture data to determine an expected life for SARs, as permitted by SAB No. 110.
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
A summary of the changes in restricted stock, RSUs and CSEs during the year ended December 31, 2010 follows:

		Per Share		Per Share		Per Share
		Weighted-		Weighted-	Common	Weighted-
		Average	Restricted	Average	Stock	Average
	Restricted	Grant Date	Stock Units	Grant Date	Equivalents	Grant Date
	Stock	Fair Value	(RSUs)	Fair Value	(CSEs)	Fair Value
Outstanding at December 31, 2009	200,000	$7.30	3,763,805	$14.57	135,224	na
Granted (1), (2)	—	—	1,619,624	22.18	18,298	$26.66
Vested or released (3)	(200,000)	7.30	(1,443,065)	15.23	(36,314)	na
Forfeited	—	—	(72,093)	16.83	—	na

Outstanding at December 31, 2010 (4)	—	$—	3,868,271	$16.52	117,208	na

na=not available

(1)	The 1.6 million RSUs granted in 2010 consisted of 0.9 million performance-based RSUs awarded to executives and 0.7 million service-based RSUs awarded to non-executive employees and certain board members. The number of performance-based RSUs granted was subject to the achievement of a performance condition tied to the annual increase in the Company’s subscription-based contract value for 2010, which ranged from 0% to 200% of the target number depending on the performance level achieved. The aggregate performance-based RSU target for 2010 was 0.5 million shares. The actual performance target achieved for 2010 was approximately 174%, resulting in the grant of 0.9 million performance-based RSUs.

(2)	CSEs represent fees paid to directors. The CSEs vest when granted and are convertible into common shares when the director leaves the Board of Directors or earlier if the director elects to accelerate the release.

(3)	These restricted shares held by the Company’s CEO vested in the fourth quarter of 2010 after the designated market conditions were achieved. There was no remaining unamortized cost on these shares.

(4)	The weighted-average remaining contractual term of the RSUs is 1.1 years. The CSEs have no defined contractual term.
Stock Options
Historically, the Company granted stock options to employees that allowed them to purchase shares of the Common Stock at a certain price. The Company has not made any stock option grants since 2006. All outstanding options are fully vested and there is no remaining unamortized cost. The Company received approximately $20.7 million, $12.2 million, and $42.0 million in cash from option exercises in the twelve months ended December 31, 2010, 2009, and 2008, respectively.
The following table provides a summary of the changes in stock options outstanding for the year ended December 31, 2010:

			Weighted
		Per Share	Average
		Weighted-	Remaining
	Options in	Average	Contractual
	millions	Exercise Price	Term
Outstanding at December 31, 2009	4.7	$10.65	3.07 years
Expired	—	10.81	na
Exercised (1)	(2.1)	10.04	na

Outstanding at December 31, 2010 (2)	2.6	$11.13	2.59 years

na=not applicable

(1)	Options exercised during 2010 had an aggregate intrinsic value of $34.7 million.

(2)	At December 31, 2010, options outstanding had an aggregate intrinsic value of $58.2 million.
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
At December 31, 2010, the Company had approximately 1.4 million shares available for purchase under the ESPP Plan. The ESPP Plan is considered non-compensatory under FASB ASC Topic 718, and as a result the Company does not record compensation expense related to these employee share purchases. The Company received $2.8 million in cash from share purchases under the ESPP Plan in 2010 and $2.7 million in both 2009 and 2008.

10 — COMPUTATION OF EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. When the impact of common share equivalents is antidilutive, they are excluded from the calculation.
The following table sets forth the reconciliation of the basic and diluted earnings per share computations (in thousands, except per share amounts) for the years ended December 31:

	2010	2009	2008
Numerator:
Net income used for calculating basic and diluted earnings per common share	$96,285	$82,964	$103,871

Denominator: (1)
Weighted average number of common shares used in the calculation of basic earnings per share	95,747	94,658	95,246
Common share equivalents associated with stock-based compensation plans	4,087	2,891	3,782

Shares used in the calculation of diluted earnings per share	99,834	97,549	99,028

Earnings per share:
Basic (2)	$1.01	$0.88	$1.09

Diluted (2)	$0.96	$0.85	$1.05

(1)	During 2010, 2009 and 2008, the Company repurchased 3.9 million, 0.3 million, and 9.7 million shares of its Common Stock, respectively.

(2)	Basic and diluted earnings per share include income from discontinued operations of $0.07 per share in 2008.
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

	2010	2009	2008
Antidilutive common share equivalents as of December 31 (in millions):	0.5	1.7	1.3
Average market price per share of Common Stock during the year	$26.35	$15.52	$20.17
11 — INCOME TAXES
Following is a summary of the components of income before income taxes for the years ended December 31 (in thousands):

	2010	2009	2008
U.S.	$78,933	$54,793	$79,393
Non-U.S.	55,152	60,733	65,348

Income before income taxes	$134,085	$115,526	$144,741

The expense for income taxes on the above income consists of the following components (in thousands):

	2010	2009	2008
Current tax expense (benefit):
U.S. federal	$9,078	$8,749	$10,564
State and local	2,645	3,107	3,341
Foreign	10,341	14,340	15,614

Total current	22,064	26,196	29,519
Deferred tax (benefit) expense:
U.S. federal	4,263	7,477	(547)
State and local	72	3,168	1,848
Foreign	(6,013)	1,281	(2,798)

Total deferred	(1,678)	11,926	(1,497)

Total current and deferred	20,386	38,122	28,022

	2010	2009	2008
Benefit (expense) relating to interest rate swap used to increase (decrease) equity	(2,523)	(2,530)	3,776
Benefit from stock transactions with employees used to increase equity	18,559	621	15,876
Benefit (expense) relating to defined-benefit pension adjustments used to increase (decrease) equity	375	(296)	(594)
Benefit (expense) of acquired tax assets (liabilities) used to decrease (increase) goodwill	1,003	(3,355)	513

Tax expense on continuing operations	37,800	32,562	47,593
Tax expense on discontinued operations	—	—	622

Total tax expense	$37,800	$32,562	$48,215

Current and long-term deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2010	2009
Depreciation	$—	$3,261
Expense accruals	39,892	28,751
Loss and credit carryforwards	19,999	35,232
Other assets	21,843	25,213

Gross deferred tax asset	81,734	92,457
Depreciation	(5,595)	—
Intangible assets	(14,816)	(17,259)
Prepaid expenses	(9,342)	(7,098)
Other liabilities	(110)	(1,190)

Gross deferred tax liability	(29,863)	(25,547)
Valuation allowance	(2,634)	(19,692)

Net deferred tax asset	$49,237	$47,218

Current net deferred tax assets and current net deferred tax liabilities were $28.4 million and $0.4 million as of December 31, 2010 and $19.0 million and $1.2 million as of December 31, 2009, respectively, and are included in Prepaid expenses and other current assets and Accounts payable and accrued liabilities in the Consolidated Balance Sheets. Long-term net deferred tax assets and long-term net deferred tax liabilities were $21.2 million and $0.0 million as of December 31, 2010 and $29.5 million and $0.1 million as of December 31, 2009, respectively, and are included in Other assets and Other liabilities in the Consolidated Balance Sheets. It is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.
The valuation allowances in 2010 relate primarily to non-U.S. net operating losses and domestic capital loss carryforwards that more likely than not will expire unutilized. The valuation allowances in 2009 relate primarily to those items as well as domestic foreign tax credits. The net decrease in valuation allowance of $17.1 million in 2010 relates primarily to the following items: (a) the release of approximately $6.0 million of valuation allowance for changes in both actual and anticipated utilization of foreign tax credits, (b) the release of approximately $5.4 million of valuation allowance for changes in both actual and anticipated utilization of foreign net operating losses, and (c) the release of approximately $5.5 million of valuation allowance on federal and state capital loss carryovers.
The Company has established a full valuation allowance against domestic realized and unrealized capital losses, as the future utilization of these losses is uncertain. As of December 31, 2010, the Company had U.S. federal capital loss carryforwards of $2.1 million, the majority of which will expire in 2012. The Company also had $2.1 million in state and local capital loss carryforwards that expire over a similar period of time.
As of December 31, 2010, the Company had state and local tax net operating loss carryforwards of $154.5 million, of which $5.4 million expire within one to five years, $110.0 million expire within six to fifteen years, and $39.1 million expire within sixteen to twenty years. In addition, the Company had non-U.S. net operating loss carryforwards of $29.0 million, of which $3.3 million expire over the next 20 years and $25.7 million that can be carried forward indefinitely. As of December 31, 2010 the Company also had foreign tax credit carryforwards of $4.3 million, the majority of which expire in 2018.

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate on income before income taxes for the years ended December 31 follow:

	2010	2009	2008
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.3	3.0	2.8
Foreign income taxed at different rates	(6.2)	(5.0)	(4.4)
Repatriation of foreign earnings	8.5	4.1	7.6
Record (release) valuation allowance	(12.7)	(4.5)	(9.2)
Foreign tax credits	(0.8)	(1.9)	(1.0)
(Release) increase reserve for tax contingencies	2.0	(3.5)	(0.3)
Other items (net)	(0.9)	1.0	2.4

Effective tax rate	28.2%	28.2%	32.9%

As of December 31, 2010 and December 31 2009, the Company had gross unrecognized tax benefits of $15.8 million and $13.8 million respectively. The increase is primarily attributable to uncertainties surrounding the utilization of certain carryforward attributes. It is reasonably possible that the gross unrecognized tax benefits will be decreased by $0.1 million within the next 12 months due primarily to anticipated settlements and the expiration of certain statutes of limitation.
The Company classifies uncertain tax positions not expected to be settled within one year as long term liabilities. As of December 31, 2010 and December 31, 2009, the Company had Other Liabilities of $15.7 million and $13.5 million respectively related to long term uncertain tax positions.
The Company records accrued interest and penalties related to unrecognized tax benefits in its income tax provision. As of December 31, 2010 and December 31, 2009, the Company had $3.8 million and $2.8 million of accrued interest and penalties respectively, related to unrecognized tax benefits. These amounts are in addition to the gross unrecognized tax benefits noted above. The total amount of interest and penalties recognized in the Consolidated Statements of Operations for years ending December 31, 2010 and 2009 was $1.0 million and $(0.5) million, respectively.
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, for the years ending December 31 (in thousands):

	2010	2009
Beginning balance	$13,804	$16,347
Additions based on tax positions related to the current year	3,999	953
Additions for tax positions of prior years	592	415
Reductions for tax positions of prior years	(137)	(334)
Reductions for expiration of statutes	(610)	(3,349)
Settlements	(1,668)	(447)
Change in foreign currency exchange rates	(156)	219

Ending balance	$15,824	$13,804

In 2010, the Company repatriated approximately $85.0 million from its foreign subsidiaries. The cash cost of the repatriation was offset with the utilization of foreign tax credits and capital loss carryovers.
The number of years with open statutes of limitation varies depending on the tax jurisdiction. Generally, the Company’s statutes are open for tax years ended December 31, 2006 and forward. Major taxing jurisdictions include the U.S. (federal and state), the United Kingdom, Germany, Italy, Canada, Japan, the Netherlands, and Ireland.
The Internal Revenue Service (“IRS”) has completed its examination of the federal income tax return of the Company for the tax year ended December 31, 2007. In December 2010, the Company received a report of the audit findings. The Company disagrees with certain of the proposed adjustments and intends to vigorously dispute this matter through applicable IRS and judicial procedures, as appropriate. The Company believes that it has recorded reserves sufficient to cover exposures related to these issues. However, the resolution of such matters involves uncertainties and there are no assurances that the ultimate resolution will not exceed the amounts recorded. Although the final resolution of the proposed adjustments is uncertain, we believe the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, cash flows, or results of operations.
As of December 31, 2010, the Company did not have any undistributed earnings of subsidiaries outside of the United States. Accordingly, no provision for United States federal and state income taxes has been provided thereon.

12 — DERIVATIVES AND HEDGING
The Company enters into a limited number of derivative contracts to offset the potentially negative economic effects of interest rate and foreign exchange movements. The Company accounts for its outstanding derivative contracts in accordance with FASB ASC Topic 815, which requires all derivatives, to include derivatives designated as accounting hedges, to be recorded on the balance sheet at fair value.
The following tables provide information regarding the Company’s outstanding derivatives contracts as of, and for, the twelve months ended (in thousands, except for number of outstanding contracts):
December 31, 2010

					Unrealized
	Number of	Contract	Fair Value		Gain (Loss)
	Outstanding	Notional	Asset	Balance Sheet	Recorded in
Derivative Contract Type	Contracts	Amount	(Liability) (5)	Line Item	OCI (6)
Interest Rate Swap (1)	1	$76,500	$(2,625)	Other Liabilities	$—
Interest Rate Swap (2)	1	71,250	(1,341)	Other Liabilities	—
Interest Rate Swap (3)	1	200,000	(2,101)	Other Liabilities	(1,261)
Foreign Currency Forwards (4)	63	250,220	618	Other Current Assets	—

Total	66	$597,970	$(5,449)		$(1,261)

December 31, 2009

					Unrealized
	Number of	Contract	Fair Value		Gain (Loss)
	Outstanding	Notional	Asset	Balance Sheet	Recorded in
Derivative Contract Type	Contracts	Amount	(Liability) (5)	Line Item	OCI (6)
Interest Rate Swap (1)	1	$126,000	$(6,594)	Other Liabilities	$(3,956)
Interest Rate Swap (2)	1	112,500	(2,769)	Other Liabilities	(1,090)
Foreign Currency Forwards (4)	19	117,300	740	Other Current Assets	—

Total	21	$355,800	$(8,623)		$(5,046)

(1)	Changes in fair value of this swap have been recognized in earnings beginning in the third quarter of 2010. The swap was previously designated as a cash flow hedge of the forecasted interest payments on the Company’s debt, and as a result the changes in fair value were recorded in OCI, net of tax effect. Hedge accounting on this interest rate swap was discontinued in the third quarter of 2010. In December 2010 the Company refinanced its debt, and as a result the remaining deferred losses previously recorded in OCI were charged to expense (see Note 6 — Debt). The swap matures in January 2012.

(2)	Changes in fair value of this swap have been recognized in earnings beginning in the third quarter of 2009. The swap was previously designated as a cash flow hedge of the forecasted interest payments on the Company’s debt, and as a result the changes in fair value were recorded in OCI, net of tax effect. Hedge accounting on this interest rate swap was discontinued in the third quarter of 2009. In December 2010 the Company refinanced its debt, and as a result the remaining deferred losses previously recorded in OCI were charged to expense (see Note 6 — Debt). The swap matures in January 2012.

(3)	The Company entered into this swap on December 22, 2010. The Company designated and accounts for this swap as a cash flow hedge of the forecasted interest payments on borrowings (see Note 6 — Debt).

(4)	The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currencies. The Company enters into short-term foreign currency forward exchange contracts to offset the economic effects of these foreign currency transaction risks. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other income (expense), net since the Company does not designate these contracts as hedges for accounting purposes. All 63 of the outstanding contracts at December 31, 2010 matured by the end of January 2011.

(5)	See Note 13 — Fair Value Disclosures for the determination of the fair value of these instruments.

(6)	Represents the unrealized gain (loss) recorded in OCI, net of tax effect.

At December 31, 2010 the Company’s derivative counterparties were all large investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties, and none of the derivative contracts contained credit-risk related contingent features.
The following table provides information regarding derivative gains and losses that have been recognized in the Consolidated Statements of Operations for the years ended December 31 (in thousands):

Amount recorded in:	2010	2009	2008
Interest expense, net (1)	$10.7	$9.6	$2.0
Other (income) expense, net (2)	(2.8)	(0.7)	0.6

Total expense, net	$7.9	$8.9	$2.6

(1)	Includes interest expense recorded on interest rate swap contracts.

(2)	Includes realized and unrealized gains and losses on foreign currency forward contracts.
13 — FAIR VALUE DISCLOSURES
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
At December 31, 2010, the Company had $220.0 million of floating rate debt outstanding under its 2010 Credit Agreement, which is carried at amortized cost. The Company believes the carrying amount of the debt reasonably approximates its fair value as the rate of interest on the term loan and revolver are floating rate which reflect current market rates of interest for similar instruments with comparable maturities.
The following table presents Company assets and liabilities measured at fair value on a recurring basis utilizing Level 1 and Level 2 measurement inputs (in thousands):

	Fair Value	Fair Value
	December 31,	December 31,
Description:	2010	2009
Assets:
Deferred compensation plan assets (1)	$24,113	$20,214
Foreign currency forward contracts (2)	618	740

	$24,731	$20,954

Liabilities:
Interest rate swap contracts (3)	$6,067	$9,363

(1)	The Company has a supplemental deferred compensation arrangement for the benefit of certain highly compensated officers, managers and other key employees (see Note 14 — Employee Benefits). The plan’s assets consist of investments in money market and mutual funds, and company-owned life insurance.

The money market and mutual funds consist of cash equivalents and securities traded in active markets, and the Company considers the fair value of these assets to be based on a Level 1 input. These assets had a fair value of $7.5 million and $8.4 million as of December 31, 2010 and 2009, respectively. The fair value of the Company-owned life insurance is based on indirectly observable prices which the Company considers to be Level 2 inputs. These assets had a fair value of $16.6 million and $11.8 million at December 31, 2010 and 2009, respectively.

(2)	The Company enters into foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates (see Note 12 — Derivatives and Hedging). Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets; thus the Company measures the fair value of these contracts under a Level 2 input.

(3)	The Company has three interest rate swap contracts (see Note 12 — Derivatives and Hedging). To determine the fair value of the swaps, the Company relies on mark-to-market valuations prepared by third-party brokers based on observable interest rate yield curves. Accordingly, the fair value of the swaps is determined under a Level 2 input.
With the exception of goodwill, the Company does not utilize Level 3 valuation inputs to measure any of its assets or liabilities. Level 3 inputs are used by the Company in its periodic impairment reviews of goodwill. Information regarding the periodic assessment of goodwill is included in Note 1 — Business and Significant Accounting Policies.
14 — EMPLOYEE BENEFITS
Savings and investment plan. The Company has a savings and investment plan covering substantially all domestic employees. Company contributions are based upon the level of employee contributions, up to a maximum of 4% of the employee’s eligible salary, subject to an annual maximum. For 2010, the maximum match was $6,600. In addition, the Company also contributes at least 1% of an employee’s base compensation, subject to an IRS annual limitation of $2,450 for 2010. Amounts expensed in connection with the plan totaled $14.6 million, $13.0 million, and $12.5 million, in 2010, 2009, and 2008, respectively.
Deferred compensation arrangement. The Company has a supplemental deferred compensation arrangement for the benefit of certain highly compensated officers, managers and other key employees which is structured as a rabbi trust. The plan’s investment assets are classified in Other assets on the Consolidated Balance Sheets at fair value. The value of the assets was $24.1 million and $20.2 million at December 31, 2010 and 2009, respectively.
The corresponding deferred compensation liability of $26.9 million and $23.0 million at December 31, 2010 and 2009, respectively, is carried at fair value, and is adjusted with a corresponding charge or credit to compensation cost to reflect the fair value of the amount owed to the employees and is included in Other liabilities on the Consolidated Balance Sheets. Total compensation expense (benefit) recognized for this arrangement was zero in 2010, $0.1 million in 2009, and $(0.4) million in 2008.
Defined benefit pension plans. The Company has defined-benefit pension plans in several of its international locations. Benefits earned under these plans are based on years of service and level of employee compensation. The Company accounts for material defined benefit plans in accordance with the requirements of FASB ASC Topics 715 and 960.
The following are the components of net periodic pension expense for the years ended December 31 (in thousands):

	2010	2009	2008
Service cost	$1,875	$1,465	$1,470
Interest cost	840	742	717
Recognition of actuarial (gain)/loss	(350)	(200)	(74)
Recognition of termination benefits	65	192	40

Net periodic pension expense	$2,430	$2,199	$2,153

The following are the assumptions used in the computation of net periodic pension expense for the years ended December 31:

	2010	2009	2008
Weighted-average discount rate	3.95%	4.85%	5.09%
Average compensation increase	2.80%	3.27%	3.27%

The weighted-average discount rate was determined by utilizing the yields on long-term corporate bonds in the relevant country with a duration consistent with the pension obligations.
The following table provides information related to changes in the projected benefit obligation (in thousands):

	December 31,
	2010	2009	2008
Projected benefit obligation at beginning of year	$14,358	$13,286	$13,224
Service cost	1,875	1,465	1,470
Interest cost	840	742	717
Actuarial gain	1,100	(1,034)	(1,799)
Addition of foreign pension plan (1)	1,961	—	—
Benefits paid (2)	(220)	(562)	(583)
Foreign currency impact	(184)	461	257

Projected benefit obligation at end of year (3)	$19,730	$14,358	$13,286

(1)	The Company adopted the defined benefit pension plan accounting provisions of FASB ASC Topics 715 and 960 for a foreign pension plan during 2010. The impact of this adoption was immaterial to the Company’s Consolidated Financial Statements.

(2)	The estimated benefits to be paid in future years are as follows: $0.3 million in 2011; $0.4 million in 2012; $1.0 million in 2013; $1.1 million in 2014; $0.6 million in 2015; and $4.7 million in the five years thereafter.

(3)	Measured as of December 31.
The following table provides information related to the funded status of the plans and the amounts recorded in the Consolidated Balance Sheets (in thousands):

	December 31,
Funded status of the plans:	2010	2009	2008
Projected benefit obligation	$19,730	$14,358	$13,286
Plan assets at fair value (1)	(2,130)	—	—

Funded status (2)	$17,600	$14,358	$13,286

Amounts recorded in the Consolidated Balance Sheets:
Other assets — reinsurance asset (3)	$11,680	$10,451	$9,141

Other liabilities — accrued pension obligation	$17,600	$14,358	$13,286

Stockholders’ equity — unrealized actuarial gain (4)	$2,205	$3,217	$2,777

(1)	The $2.1 million plan asset as of December 31, 2010 represents the assets of a defined benefit pension plan for which the Company adopted the accounting provisions of FASB ASC Topics 715 and 960 in 2010. These assets are considered assets of the plan for accounting purposes and are thus not recorded on the Company’s Consolidated Balance Sheets. The assets are maintained with a third-party insurance company and are invested in a diversified portfolio of equities, bonds, and other investments. The projected long-term rate of return on these plan assets is 5.0%.

(2)	The Company expects to contribute $0.7 million to the plans in 2011.

(3)	Consists of a reinsurance asset arrangement with a large international insurance company that was rated investment grade as of December 31, 2010. The purpose of the reinsurance asset arrangement is to fund the benefit obligation under one of the Company’s foreign defined benefit pension plans. However, the reinsurance asset is not legally segregated or restricted for purposes of meeting the pension obligation and as a result is not acknowledged as a pension plan asset for accounting purposes. As a result, the reinsurance asset is carried on the Company’s Consolidated Balance Sheets at its cash surrender value, which the Company believes reasonably approximates its fair value.

(4)	The balance recorded in Stockholders’ equity, net of tax effect represents the plan’s net unrealized actuarial gain which will be amortized to net periodic pension cost over approximately 15 years. Amortization of the unrealized gain at December 31, 2010 is projected to reduce the Company’s net periodic pension cost in 2011 by approximately $0.1 million.

15 — SEGMENT INFORMATION
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
The Company evaluates reportable segment performance and allocates resources based on gross contribution margin. Gross contribution, as presented in the table below, is defined as operating income excluding certain COS and SG&A expenses, depreciation, acquisition and integration charges, amortization of intangibles, and Other charges. Certain bonus and fringe benefit costs included in consolidated COS are not allocated to segment expense. The accounting policies used by the reportable segments are the same as those used by the Company. There are no intersegment revenues.
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
The following tables present operating information about the Company’s reportable segments for the years ended December 31 (in thousands):

	Research	Consulting	Events	Consolidated
2010
Revenues	$865,000	$302,117	$121,337	$1,288,454
Gross contribution	564,527	121,885	55,884	742,296
Corporate and other expenses				(593,031)

Operating income				$149,265

	Research	Consulting	Events	Consolidated
2009
Revenues	$752,505	$286,847	$100,448	$1,139,800
Gross contribution	489,862	112,099	40,945	642,906
Corporate and other expenses				(508,429)

Operating income				$134,477

	Research	Consulting	Events	Consolidated
2008
Revenues	$781,581	$347,404	$150,080	$1,279,065
Gross contribution	495,440	141,395	64,954	701,789
Corporate and other expenses				(537,421)

Operating income				$164,368

The Company’s revenues are generated primarily through direct sales to clients by domestic and international sales forces and a network of independent international sales agents. Most of the Company’s products and services are provided on an integrated worldwide basis, and because of this integrated delivery, it is not practical to separate precisely our revenues by geographic location. Accordingly, the separation set forth in the table below is based upon internal allocations, which involve certain management estimates and judgments. Revenues in the table are reported based on where the sale is fulfilled; “Other International” revenues are those attributable to all areas located outside of the United States, Canada, and Europe, Middle East, Africa.

Summarized information by geographic location as of and for the years ended December 31 follows (in thousands):

	2010	2009	2008
Revenues:
United States and Canada	$765,793	$663,832	$723,247
Europe, Middle East and Africa	380,771	360,791	430,401
Other International	141,890	115,177	125,417

Total revenues	$1,288,454	$1,139,800	$1,279,065

Long-lived assets (1):
United States and Canada	$69,163	$65,896	$67,753
Europe, Middle East and Africa	21,856	21,924	19,324
Other International	6,175	2,404	4,325

Total long-lived assets	$97,194	$90,224	$91,402

(1)	Excludes goodwill and other intangible assets.
16 — VALUATION AND QUALIFYING ACCOUNTS
The following table summarizes activity in the Company’s allowance for doubtful accounts and returns and allowances (in thousands):

		Additions	Additions
	Balance at	Charged to	Charged	Deductions	Balance
	Beginning	Costs and	Against Other	from	at End
	of Year	Expenses	Accounts (1)	Reserve	of Year

2008:
Allowance for doubtful accounts and returns and allowances	$8,450	$1,650	$5,000	$(7,300)	$7,800

2009:
Allowance for doubtful accounts and returns and allowances	$7,800	$2,100	$6,000	$(7,800)	$8,100

2010:
Allowance for doubtful accounts and returns and allowances	$8,100	$800	$2,000	$(3,700)	$7,200

(1)	Amounts charged against revenues.
17 — SUBSEQUENT EVENT
On February 15, 2011, the Company announced that ValueAct Capital Master Fund L.P (“ValueAct Capital”) will sell approximately 8,000,000 shares of the Company’s Common Stock in a registered public offering underwritten by Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co. The underwriters will also have an option to purchase up to an additional 1,200,000 shares of the Company’s Common Stock from ValueAct Capital to cover over-allotments, if any. The Company will not receive any proceeds from the sale of the shares of its Common Stock in the offering.
The Company also announced it has entered into an agreement with ValueAct Capital pursuant to which the Company will purchase an aggregate of 500,000 shares of its Common Stock from ValueAct Capital at the net price per share to be received by ValueAct Capital in the offering, so long as the public offering is completed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report on Form 10-K to be signed on its behalf by the undersigned, duly authorized, in Stamford, Connecticut, on February 15, 2011.

Gartner, Inc.

Date: February 15, 2011	By:	/s/ Eugene A. Hall
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

Name	Title	Date
/s/ Eugene A. Hall Eugene A. Hall	Director and Chief Executive Officer (Principal Executive Officer)	February 15, 2011

/s/ Christopher J. Lafond Christopher J. Lafond	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 15, 2011

/s/ Michael J. Bingle Michael J. Bingle	Director	February 15, 2011

/s/ Richard J. Bressler Richard J. Bressler	Director	February 15, 2011

/s/ Karen E. Dykstra Karen E. Dykstra	Director	February 15, 2011

/s/ Russell P. Fradin Russell P. Fradin	Director	February 15, 2011

/s/ Anne Sutherland Fuchs Anne Sutherland Fuchs	Director	February 15, 2011

/s/ William O. Grabe William O. Grabe	Director	February 15, 2011

/s/ Stephen G. Pagliuca Stephen G. Pagliuca	Director	February 15, 2011

/s/ James C. Smith James C. Smith	Director	February 15, 2011

/s/ Jeffrey W. Ubben Jeffrey W. Ubben	Director	February 15, 2011