Form 10-Q
period 2011-03-31
GARTNER INC
filed 2011-05-05
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

As of April 29, 2011, 97,260,173 shares of the registrant’s common shares were outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	March 31, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$109,003	$120,181
Fees receivable, net	345,035	364,818
Deferred commissions	69,981	71,955
Prepaid expenses and other current assets	92,221	64,148

Total current assets	616,240	621,102
Property, equipment and leasehold improvements, net	45,443	47,614
Goodwill	514,676	510,265
Intangible assets, net	11,059	13,584
Other assets	87,956	93,093

Total Assets	$1,275,374	$1,285,658

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$143,517	$247,733
Deferred revenues	558,034	523,263
Current portion of long-term debt	82,667	40,156

Total current liabilities	784,218	811,152
Long-term debt	172,500	180,000
Other liabilities	108,626	107,450

Total Liabilities	1,065,344	1,098,602
Stockholders’ Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 156,234,415 shares issued for both periods	78	78
Additional paid-in capital	619,771	611,782
Accumulated other comprehensive income, net	16,288	14,638
Accumulated earnings	634,868	605,677
Treasury stock, at cost, 58,976,006 and 60,245,718 common shares, respectively	(1,060,975)	(1,045,119)

Total Stockholders’ Equity	210,030	187,056

Total Liabilities and Stockholders’ Equity	$1,275,374	$1,285,658

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,

	2011	2010

Revenues:
Research	$243,435	$210,673
Consulting	70,630	71,639
Events	15,502	13,521

Total revenues	329,567	295,833
Costs and expenses:
Cost of services and product development	133,316	123,046
Selling, general and administrative	141,672	130,568
Depreciation	6,271	6,584
Amortization of intangibles	2,527	2,926
Acquisition and integration charges	—	3,511

Total costs and expenses	283,786	266,635

Operating income	45,781	29,198
Interest expense, net	(2,784)	(3,384)
Other (expense) income, net	(382)	1,752

Income before income taxes	42,615	27,566
Provision for income taxes	13,424	8,163

Net income	$29,191	$19,403

Income per common share:
Basic	$0.30	$0.20

Diluted	$0.29	$0.19

Weighted average shares outstanding:
Basic	96,442	95,693
Diluted	99,451	99,649

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,

	2011	2010

Operating activities:
Net income	$29,191	$19,403
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization of intangibles	8,798	9,510
Stock-based compensation expense	9,162	9,159
Excess tax benefits from stock-based compensation	(20,613)	(5,188)
Deferred taxes	(10,986)	(873)
Amortization of debt issue costs	595	272
Changes in assets and liabilities:
Fees receivable, net	25,744	8,799
Deferred commissions	3,065	5,866
Prepaid expenses and other current assets	(9,167)	(2,520)
Other assets	(1,344)	(6,442)
Deferred revenues	25,404	30,651
Accounts payable, accrued, and other liabilities	(84,512)	(76,603)

Cash used by operating activities	(24,663)	(7,966)

Investing activities:
Additions to property, equipment and leasehold improvements	(3,705)	(3,412)
Acquisitions (net of cash received)	—	(11,696)

Cash used in investing activities	(3,705)	(15,108)

Financing activities:
Proceeds from stock issued for stock plans	14,058	6,714
Proceeds from debt issuance	40,011	52,000
Payments on debt	(5,000)	(14,000)
Purchases of treasury stock	(51,896)	(35,172)
Excess tax benefits from stock-based compensation	20,613	5,188

Cash provided by financing activities	17,786	14,730

Net decrease in cash and cash equivalents	(10,582)	(8,344)
Effects of exchange rates on cash and cash equivalents	(596)	(2,317)
Cash and cash equivalents, beginning of period	120,181	116,574

Cash and cash equivalents, end of period	$109,003	$105,913

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Business and Basis of Presentation

Business. Gartner, Inc. is a global information technology research and advisory company founded in 1979 with its headquarters in Stamford, Connecticut. Gartner, Inc. delivers its principal products and services through three business segments: Research, Consulting, and Events.

Basis of presentation. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 270 for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X on Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Gartner, Inc. filed in its Annual Report on Form 10-K for the year ended December 31, 2010.

The fiscal year of Gartner, Inc. (the “Company”) represents the period from January 1 through December 31. When used in these notes, the terms “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries. In the opinion of management, all normal recurring accruals considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three months ended March 31, 2011 may not be indicative of the results of operations for the remainder of 2011.

Principles of consolidation. The accompanying interim condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of estimates. The preparation of the accompanying interim condensed consolidated financial statements requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, and other long-lived assets, as well as tax accruals and other liabilities. In addition, estimates are used in revenue recognition, income tax expense, performance-based compensation charges, depreciation and amortization, and the allowance for losses. Management believes its use of estimates in these interim condensed consolidated financial statements to be reasonable.

Management continuously evaluates and revises its estimates using historical experience and other factors, including the general economic environment and actions it may take in the future. We adjust such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on our best judgment at a point in time. As a result, differences between our estimates and actual results could be material and would be reflected in the Company’s consolidated financial statements in future periods.

Note 2 — Comprehensive Income

The components of Comprehensive income include net income, foreign currency translation adjustments, unrealized gains and losses on interest rate swaps, and deferred gains and losses on defined benefit pension plans. Amounts recorded in Comprehensive income are as follows (in thousands):

	Three Months Ended March 31,

	2011	2010

Net income:	$29,191	$19,403
Other comprehensive income (loss), net of tax effect:
Foreign currency translation adjustments	852	(2,540)
Unrealized gains on interest rate swaps	831	678
Amortization of pension deferred gain	(33)	(59)

Other comprehensive income (loss)	1,650	(1,921)

Comprehensive income	$30,841	$17,482

Note 3 — Computation of Earnings Per Share

The following table sets forth the reconciliation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,

	2011	2010

Numerator:
Net income used for calculating basic and diluted earnings per share	$29,191	$19,403

Denominator:
Weighted average number of common shares used in the calculation of basic earnings per share	96,442	95,963
Common stock equivalents associated with stock-based compensation plans (1)	3,009	3,686

Shares used in the calculation of diluted earnings per share	99,451	99,649

Basic earnings per share	$0.30	$0.20

Diluted earnings per share	$0.29	$0.19

(1)

For the three months ended March 31, 2011 and 2010, 1.2 million and 0.5 million of common stock equivalents, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Note 4 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service- and performance-based restricted stock units, and common stock equivalents. At March 31, 2011, the Company had approximately 6.4 million shares of its common stock, par value $.0005 per share (the “Common Stock”) available for awards of stock-based compensation under its 2003 Long-Term Incentive Plan.

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

Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain complex and subjective assumptions, including the expected life of the stock compensation awards and the Common Stock price volatility. In addition, determining the appropriate amount of associated periodic expense requires management to estimate the amount of employee forfeitures and the likelihood of the achievement of certain performance targets. The assumptions used in calculating the fair value of stock compensation awards and the associated periodic expense represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, then the amount of expense may need to be adjusted and future stock compensation expense could be materially different from what has been recorded in the current period.

Stock-Based Compensation Expense

The Company recognized the following amounts of stock-based compensation expense by award type (in millions):

	Three Months Ended March 31,

Award type:	2011	2010

Stock appreciation rights (SARs)	$1.5	$1.7
Common stock equivalents (CSEs)	0.1	0.1
Restricted stock units (RSUs)	7.6	7.4

Total	$9.2	$9.2

Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows (in millions):

	Three Months Ended March 31,

Amount recorded in:	2011	2010

Cost of services and product development	$4.5	$4.7
Selling, general and administrative	4.7	4.5

Total stock-based compensation expense	$9.2	$9.2

As of March 31, 2011, the Company had $61.7 million of total unrecognized stock-based compensation cost, which is expected to be recognized as stock-based compensation expense over the remaining weighted-average service period of approximately 2.6 years.

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

A summary of the changes in SARs outstanding for the three months ended March 31, 2011, follows:

	SARs in millions	Per Share Weighted- Average Exercise Price	Per Share Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2010	2.5	$17.22	$6.62	4.55 years
Granted	0.4	38.05	13.58	6.90 years
Forfeited	—	—	—	na
Exercised	(0.3)	16.96	6.62	na

Outstanding at March 31, 2011 (1)	2.6	$20.12	$7.58	4.75 years

Vested and exercisable at March 31, 2011 (1)	1.2	$17.71	$6.67	3.79 years

na=not applicable

(1) At March 31, 2011, SARs outstanding had an intrinsic value of $55.6 million. SARs vested and exercisable had an intrinsic value of $28.8 million.

The fair value of the SARs grants was determined on the date of the grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,

	2011	2010

Expected dividend yield (1)	0%	0%
Expected stock price volatility (2)	38%	40%
Risk-free interest rate (3)	2.2%	2.4%
Expected life in years (4)	4.8	4.8

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. Historically, Gartner has not paid cash dividends on its Common Stock.

(2)	The determination of expected stock price volatility was based on both historical Common Stock prices and implied volatility from publicly traded options in the Company’s Common Stock.

(3)	The risk-free interest rate is based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

(4)

The expected life in years is based on the “simplified” calculation provided for in SEC SAB No. 107. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is granted. The Company continues to use the simplified method for SARs awards as permitted by SEC SAB No. 110 since it does not have the necessary historical exercise and forfeiture data to determine an expected life.

Restricted Stock Units

Restricted stock units (RSUs) give the awardee the right to receive shares of Common Stock when the vesting conditions are met and the restrictions lapse, and each RSU that vests entitles the awardee to one common share. RSU awardees do not have any of the rights of a Gartner stockholder, including voting rights and the right to receive dividends and distributions, until after the common shares are released. The fair value of RSUs is determined on the date of grant based on the closing price of the Common Stock as reported by the New York Stock Exchange on that date. Service-based RSUs vest ratably over four years and are expensed on a straight-line basis over four years. Performance-based RSUs are subject to both performance and service conditions, vest ratably over four years, and are expensed on an accelerated basis.

A summary of the changes in RSUs during the three months ended March 31, 2011 follows:

	Restricted Stock Units (RSUs)	Per Share Weighted Average Grant Date Fair Value

Outstanding at December 31, 2010	3,868,271	$16.52
Granted (1)	645,297	38.03
Vested	(1,362,392)	17.02
Forfeited	(54,452)	20.20

Outstanding at March 31, 2011 (2)	3,096,724	$21.36

(1)

The 0.6 million RSUs granted in 2011 consisted of 0.3 million performance-based RSUs awarded to executives and 0.3 million service-based RSUs awarded to non-executive employees and certain board members. The 0.3 million performance-based RSUs represents the target amount of the award. The actual number of RSUs that will ultimately be granted will be between 0% and 200% of the target amount, depending on the performance metric achieved. For 2011, the performance metric is the dollar level of the Company’s subscription-based contract value at December 31, 2011. If the specified minimum level of achievement is not met, the performance-based RSUs will be forfeited in their entirety, and any compensation expense already recorded will be reversed.

(2)	The weighted-average remaining contractual term of the RSUs is 1.7 years.

Common Stock Equivalents

Common stock equivalents (CSEs) are convertible into Common Stock and each CSE entitles the holder to one common share. Members of our Board of Directors receive directors’ fees payable in CSEs unless they opt to receive up to 50% of the fees in cash. Generally, the CSEs are converted when service as a director terminates unless the director has elected an accelerated release. The fair value of the CSEs is determined on the date of grant based on the closing price of the Common Stock as reported by the New York Stock Exchange on that date. CSEs vest immediately and are recorded as expense on the date of grant.

A summary of the changes in CSEs during the three months ended March 31, 2011 follows:

	Common Stock Equivalents (RSUs)	Per Share Weighted Average Grant Date Fair Value

Outstanding at December 31, 2010	117,208	$	na
Granted (1)	2,969		42.10
Converted to common shares	(1,303)		na
Forfeited	—		na

Outstanding at March 31, 2011 (2)	118,874	$	na

na=not available

(1)

CSEs represent fees paid to directors. The CSEs vest immediately when granted and are convertible into common shares when the director leaves the Board of Directors or earlier if the director elects to accelerate the release.

(2)	The CSEs have no defined contractual term.

Stock Options

Historically, the Company granted stock options to employees that allowed them to purchase shares of the Common Stock at a certain price. The Company has not made any stock option grants since 2006. All outstanding options are fully vested and there is no remaining unamortized cost. The Company received approximately $13.1 million and $5.9 million in cash from option exercises in the three months ended March 31, 2011 and 2010, respectively.

A summary of the changes in stock options outstanding in the three months ended March 31, 2011 follows:

	Options in millions	Per Share Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)

Vested and outstanding at December 31, 2010	2.6	$11.13	2.59 years	$58.2
Expired	—	—	na	na
Exercised (1)	(1.1)	11.69	na	na

Vested and outstanding at March 31, 2011	1.5	$10.72	1.97 years	$47.1

na=not applicable

(1)	Options exercised during the three months ended March 31, 2011 had an intrinsic value of $29.7 million.

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

At March 31, 2011, the Company had approximately 1.4 million shares available for purchase under the ESPP Plan. The ESPP Plan is considered non-compensatory under FASB ASC Topic 718, and as a result the Company does not record compensation expense for employee share purchases. The Company received approximately $1.0 million and $0.8 million in cash from share purchases under the ESPP Plan in the three months ended March 31, 2011 and 2010, respectively.

The Company’s Board of Directors has approved a new Employee Stock Purchase Plan that will be effective September 1, 2011 if approved by stockholders at the 2011 Annual Meeting of Stockholders to be held on June 2, 2011. The shares remaining available under the current ESPP Plan on August 31, 2011 will be transferred to the new plan, and no additional shares will be reserved for issuance under the new plan.

Note 5 — Segment Information

The Company manages its business through three reportable segments: Research, Consulting and Events. Research consists primarily of subscription-based research products, access to research inquiry, as well as peer networking services and membership programs. Consulting consists primarily of consulting, measurement engagements, and strategic advisory services. Events consists of various symposia, conferences, and exhibitions.

The Company evaluates reportable segment performance and allocates resources based on gross contribution margin. Gross contribution, as presented in the table below, is defined as operating income excluding certain Cost of services and product development and Selling, general and administrative expenses, depreciation, acquisition and integration charges, amortization of intangibles, and Other charges. Certain bonus and fringe benefit costs included in consolidated Cost of services and product development are not allocated to segment expense. The accounting policies used by the reportable segments are the same as those used by the Company. There are no inter-segment revenues.

The Company does not identify or allocate assets, including capital expenditures, by reportable segment. Accordingly, assets are not reported by segment because the information is not available by segment and is not reviewed in the evaluation of segment performance or in making decisions in the allocation of resources.

The following tables present information about the Company’s reportable segments (in thousands):

Three Months Ended March 31, 2011:	Research	Consulting	Events	Consolidated

Revenues	$243,435	$70,630	$15,502	$329,567
Gross contribution	164,501	25,489	5,665	195,655
Corporate and other expenses				(149,874)

Operating income				45,781
Interest expense, net				(2,784)
Other expense, net				(382)

Income before income taxes				$42,615

Three Months Ended March 31, 2010:	Research	Consulting	Events	Consolidated

Revenues	$210,673	$71,639	$13,521	$295,833
Gross contribution	138,735	28,422	5,215	172,372
Corporate and other expenses				(143,174)

Operating income				29,198
Interest expense, net				(3,384)
Other income, net				1,752

Income before income taxes				$27,566

Note 6 — Goodwill and Intangible Assets

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

The following table presents changes to the carrying amount of goodwill by reporting segment during the three months ended March 31, 2011 (in thousands):

	Research	Consulting	Events	Total

Balance, December 31, 2010	$368,521	$99,817	$41,927	$510,265
Foreign currency translation adjustments	3,521	821	69	4,411

Balance, March 31, 2011 (1)	$372,042	$100,638	$41,996	$514,676

(1)	The Company did not record any goodwill impairment losses during the three months ended March 31, 2011. In addition, the Company does not have any accumulated goodwill impairment losses.

Amortizable Intangible Assets

The following tables present the carrying amount of amortizable intangible assets as of March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011	Content	Trade Name	Customer Relationships	Total

Gross cost	$10,634	$5,758	$7,212	$23,604
Accumulated amortization	(8,862)	(1,439)	(2,244)	(12,545)

Net	$1,772	$4,319	$4,968	$11,059

December 31, 2010	Content	Trade Name	Customer Relationships	Total

Gross cost	$10,634	$5,758	$7,210	$23,602
Accumulated amortization	(7,089)	(1,152)	(1,777)	(10,018)

Net	$3,545	$4,606	$5,433	$13,584

The Company’s amortizable intangible assets are charged against earnings over the following periods:

	Content	Trade Name	Customer Relationships

Useful Life (Years)	1.5	5	4

Aggregate amortization expense related to intangible assets was $2.5 million and $2.9 million for the three months ended March 31, 2011 and 2010, respectively.

The estimated future amortization expense by year from amortizable intangibles is as follows (in thousands):

2011 (remaining nine months)	$4,005
2012	2,955
2013	2,955
2014	1,144

$11,059

Note 7 — Debt

Credit Agreement

In December 2010, the Company entered into a new credit agreement with a syndication of banks led by JPMorgan Chase. The 2010 Credit Agreement provides for a five-year, $200.0 million term loan and a $400.0 million revolving credit facility. In addition, the 2010 Credit Agreement contains an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, by up to an additional $150.0 million in the aggregate.

The term loan will be repaid in 19 consecutive quarterly installments, which commenced on March 31, 2011, plus a final payment due on December 22, 2015, and may be prepaid at any time without penalty or premium at the Company’s option. The revolving credit facility may be used for loans, and up to $40.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until December 22, 2015, at which time all amounts borrowed must be repaid.

Amounts borrowed under the 2010 Credit Agreement bear interest at a rate equal to, at the Company’s option, either (i) the greatest of: the administrative agent’s prime rate; the average rate on overnight federal funds plus 1/2 of 1%; and the eurodollar rate (adjusted for statutory reserves) plus 1%, in each case plus a margin equal to between 0.50% and 1.25% depending on the Company’s leverage ratio as of the end of the four consecutive fiscal quarters most recently ended, or (ii) the eurodollar rate (adjusted for statutory reserves) plus a margin equal to between 1.50% and 2.25%, depending on the Company’s leverage ratio as of the end of the four consecutive fiscal quarters most recently ended.

The 2010 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum interest expense coverage ratio, and covenants limiting the Company’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, make investments and enter into certain transactions with affiliates. The Company was in full compliance with these covenants as of December 31, 2010 and March 31, 2011.

The following table provides information regarding the Company’s borrowings:

Description:	Amount Outstanding March 31, 2011 (In thousands)	Contractual Annualized Interest Rate March 31, 2011 (3)	Amount Outstanding December 31, 2010 (In thousands)

Term loans	$195,000	2.31%	$200,000
Revolver and other (1)	60,167	2.26%	20,156

Total (2)	$255,167		$220,156

(1)	The Company had $336.9 million of available borrowing capacity on the revolver (not including the expansion feature) as of March 31, 2011.

(2)

The $255.2 million outstanding at March 31, 2011 includes $255.0 million borrowed under the 2010 Credit Agreement and $0.2 million borrowed under a separate arrangement related to the renovation of a leased facility.

(3)

The term loan rate consisted of a 0.31% Eurodollar base rate plus a margin of 2.00%, while the revolver rate consisted of a Eurodollar base rate of 0.26% plus a margin of 2.00%. The Company has an interest rate swap contract which converts the floating Eurodollar base rate to a fixed base rate of 2.26% on $200.0 million of borrowings (see below). Including the impact of the swap, the annualized effective interest rate as of March 31, 2011 on $200.0 million of these borrowings was 4.26%.

Interest Rate Swap Hedge

The Company has a $200.0 million notional fixed-for-floating interest rate swap contract which it accounts for as a designated hedge of the forecasted interest payments on the Company’s variable rate borrowings. Under the swap terms, the Company pays a base fixed rate of 2.26% and in return receives a three-month Eurodollar base rate.

The Company accounts for the interest rate swap as a cash flow hedge in accordance with FASB ASC Topic 815. Since the swap is hedging forecasted interest payments, changes in the fair value of the swap are recorded in OCI as long as the swap continues to be a highly effective hedge of the designated interest rate risk. Any ineffective portion of change in the fair value of the hedge is recorded in earnings. At March 31, 2011, there was no ineffective portion of the hedge. The interest rate swap had a negative fair value to the Company of $0.7 million at March 31, 2011, which is recorded in OCI, net of tax effect.

Letters of Credit

The Company issues letters of credit and related guarantees in the ordinary course of business. At March 31, 2011 and December 31, 2010, the Company had outstanding letters of credit and guarantees of approximately $3.7 million and $4.7 million, respectively.

Note 8 — Equity and Stock Programs

Share Repurchase Program

The Company currently has a board approved $500.0 million share repurchase program. Repurchases under the program may be made from time-to-time through open market purchases, private transactions, tender offers or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s shared-based compensation awards. Repurchases will be funded from cash flow from operations or borrowings.

The Company’s share repurchase activity during the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,

	2011	2010

Number of shares repurchased (1), (2)	1,410,828	1,503,700
Cost of repurchased shares (in thousands) (3)	$51,896	$35,172

(1)	The average purchase price of the shares was $36.78 per share and $23.39 per share for the three months ended March 31, 2011 and 2010, respectively.

(2)

The 2010 share repurchases were made under the Company’s previously authorized share repurchase program. The 2011 share repurchases includes 500,000 shares the Company repurchased directly from ValueAct Capital Master Fund L.P. (“ValueAct Capital”) in February 2011 under a previously announced stock purchase agreement between the Company and ValueAct Capital.

(3)	As of March 31, 2011, the Company had $452.1 million remaining for share repurchases under the $500.0 million share repurchase program.

Note 9 — Income Taxes

The provision for income taxes was $13.4 million for the three months ended March 31, 2011 compared to $8.2 million in the prior year quarter. The effective tax rate was 31.5% for the three months ended March 31, 2011 and 29.6% for the same period in 2010. The increase in the effective tax rate was primarily due to the impact of a change in the estimated annual mix of pre-tax income by jurisdiction.

As of March 31, 2011 and December 31, 2010, the Company had gross unrecognized tax benefits of $16.9 million and $15.8 million, respectively. The increase of $1.1 million is primarily attributable to gross unrecognized tax benefits recorded during the period. It is reasonably possible that the gross unrecognized tax benefits will decrease by $0.7 million within the next 12 months, primarily due to settlements of outstanding audits and the expiration of the relevant statutes of limitation. As of March 31, 2011 and December 31, 2010, the Company had Other liabilities of $16.2 million and $15.7 million, respectively, related to long term uncertain tax positions.

The Internal Revenue Service (“IRS”) has completed its examination of the Federal income tax return of the Company for the tax year ended December 31, 2007. In December 2010 the Company received a report of the audit findings. The Company disagrees with certain of the proposed adjustments and is disputing this matter through applicable IRS and judicial procedures, as appropriate. In April 2011 the Company received notice that the IRS intends to conduct an audit of the 2008 and 2009 tax years. Although the final resolution of these audits is uncertain and there are no assurances that the ultimate resolution will not exceed the amounts recorded, the Company believes that the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, cash flows, or results of operations.

Note 10 — Derivatives and Hedging

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

The following tables provide information regarding the Company’s outstanding derivatives contracts (in thousands, except for number of outstanding contracts):

March 31, 2011
Derivative Contract Type	Number of Outstanding Contracts	Contract Notional Amounts	Fair Value Asset (Liability) (4)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI (1)

Interest Rate Swap (1)	1	$200,000	$(717)	Accrued liabilities	$(430)
Interest Rate Swaps (2)	2	123,000	(2,653)	Accrued liabilities	—
Foreign Currency Forwards (3)	25	90,000	255	Other current assets	—

Total	28	$413,000	$(3,115)		$(430)

December 31, 2010
Derivative Contract Type	Number of Outstanding Contracts	Contract Notional Amounts	Fair Value Asset (Liability) (4)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI (1)

Interest Rate Swap (1)	1	$200,000	$(2,101)	Other liabilities	$(1,261)
Interest Rate Swaps (2)	2	147,750	(3,966)	Other liabilities	—
Foreign Currency Forwards (3)	63	250,220	618	Accrued liabilities	—

Total	66	$597,970	$(5,449)		$(1,261)

(1)

The Company entered into this swap on December 22, 2010. The Company designated and accounts for this swap as a cash flow hedge of the forecasted interest payments on borrowings (see Note 7 — Debt). As a result, changes in fair value of this swap are recognized in Other Comprehensive Income (“OCI”), net of tax.

(2)	Changes in fair value of these swaps is recognized in earnings. Both swaps mature in January 2012.

(3)

The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currencies. The Company enters into short-term foreign currency forward exchange contracts to offset the economic effects of these foreign currency transaction risks. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other income (expense), net since the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding contracts at March 31, 2011 matured by the end of April 2011.

(4)	See Note 11 — Fair Value Disclosures for the determination of the fair value of these instruments.

The Company’s derivative counterparties are all large investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties, and none of the derivative contracts contain credit-risk related contingent features.

The following table provides information regarding derivative gains and losses that have been recognized in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,

Amount recorded in:	2011	2010

Interest expense, net (1)	$1,038	$2,443
Other expense (income), net (2)	3,094	(726)

Total expense, net	$4,132	$1,717

(1)	Includes interest expense recorded on the Company’s interest rate swap contracts.

(2)	Includes realized and unrealized gains and losses on foreign currency forward contracts.

Note 11 — Fair Value Disclosures

The Company’s financial instruments include cash equivalents, fees receivable from customers, accounts payable, and accruals which are normally short-term in nature. The Company believes the carrying amounts of these financial instruments reasonably approximates their fair value.

At March 31, 2011, the Company had $255.0 million of outstanding floating rate borrowings under its 2010 Credit Facility, which is carried at amortized cost. The Company believes the carrying amount of the debt reasonably approximates its fair value since the borrowings carry floating interest rates which reflect current market rates for similar instruments with comparable maturities.

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

•	Level 3 — Valuation inputs are unobservable and significant to the fair value measurement.

The following table presents Company assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value March 31, 2011	Fair Value December 31, 2010

Description
Assets:
Deferred compensation assets (1)	$25,515	$24,113
Foreign currency exchange forward contracts, net (2)	255	618

	$25,770	$24,731

Liabilities:
Interest rate swap contracts (3)	$3,370	$6,067

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

(2)

The Company enters into foreign currency exchange forward contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates (see Note 10—Derivatives and Hedging). Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets; thus the Company measures the fair value of these contracts under a Level 2 input.

(3)

The Company has three interest rate swap contracts (see Note 10—Derivatives and Hedging). To determine the fair value of the swaps, the Company relies on mark-to-market valuations prepared by third-party brokers based on observable interest rate yield curves. Accordingly, the fair value of the swaps is determined under a Level 2 input.

Note 12 — Employee Benefits

Defined Benefit Pension Plans

The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company’s defined benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $0.6 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively.

Note 13 — Commitments and Contingencies

Contingencies

We are involved in legal proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position or results of operations when resolved in a future period.

The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of March 31, 2011, the Company did not have any indemnification agreements that would require material payments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management’s Discussion and Analysis (“MD&A”) is to help facilitate the understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010. Historical results and percentage relationships are not necessarily indicative of operating results for future periods. References to “the Company,” “we,” “our,” and “us” in this MD&A are to Gartner, Inc. and its subsidiaries.

Forward-Looking Statements

In addition to historical information, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Factors That May Affect Future Performance” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers also should review carefully any risk factors described in other reports filed by us with the Securities and Exchange Commission.

BUSINESS OVERVIEW

Gartner, Inc. (NYSE: IT) is the world’s leading information technology research and advisory company. We deliver the technology-related insight necessary for our clients to make the right decisions, every day. From CIOs and senior IT leaders in corporations and government agencies, to business leaders in high-tech and telecom enterprises and professional services firms, to technology investors, we are the valuable partner to clients in over 11,500 distinct organizations. Through the resources of Gartner Research, Gartner Consulting, and Gartner Events, we work with every client to research, analyze and interpret the business of IT within the context of their individual role. Founded in 1979, Gartner is headquartered in Stamford, Connecticut, U.S.A., with over 4,500 associates, including 1,250 research analysts and consultants, and clients in 85 countries.

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

Number of attendees represents the total number of people who attend events.

EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION

We have executed a consistent growth strategy since 2005 to drive double-digit revenue and earnings growth. The fundamentals of our strategy include a focus on creating extraordinary research insight, deliver innovative and highly differentiated product offerings, build a strong sales capability, provide world class client service, and continuously improve our operational effectiveness.

We had total revenues of $329.6 million in the first quarter of 2011, an increase of 11% over the same quarter of 2010, or 10% when adjusted for foreign currency translation impact. Revenues were up strongly in our Research and Events segments, at 16% and 15% respectively, while Consulting declined slightly, by 1%. We had net income of $29.2 million in the first quarter of 2011, an increase of 50% compared to first quarter 2010. Diluted earnings per share increased $0.10 quarter-over-quarter, to $0.29 per share for first quarter 2011. For a more complete discussion of our results by segment, see Segment Results below. Our operating cash flow declined in the first quarter of 2011 compared to the prior year quarter, primarily due to timing, as we paid higher cash bonuses in February 2011 compared to February 2010 due to a substantially stronger full year financial performance in 2010 compared to 2009.

We continued to focus on enhancing shareholder value in the first quarter of 2011 with the repurchase of over 1.4 million of our common shares. We had $109.0 million of cash and cash equivalents on March 31, 2011 and we had almost $337.0 million of available borrowing capacity under our revolving credit facility.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires the application of appropriate accounting policies and the use of estimates. Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements of Gartner, Inc. contained in our Annual Report on Form 10-K for the year ended December 31, 2010. Management considers the policies discussed below to be critical to an understanding of our financial statements because their application requires complex and subjective management judgments and estimates. Specific risks for these critical accounting policies are also described below.

The preparation of our financial statements also requires us to make estimates and assumptions about future events. We develop our estimates using both current and historical experience, as well as other factors, including the general economic environment and actions we may take in the future. We adjust such estimates when facts and circumstances dictate. However, our estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on our best judgment at a point in time and as such these estimates may ultimately differ from actual results. On-going changes in our estimates could be material and would be reflected in the Company’s consolidated financial statements in future periods.

Our critical accounting policies are as follows:

Revenue recognition — We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), and SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Revenue is only recognized once all required criteria for revenue recognition have been met. Revenue by significant source is accounted for as follows:

•

Research revenues are derived from subscription contracts for research products and are deferred and recognized ratably over the applicable contract term. Fees from research reprints are recognized when the reprint is delivered.

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

Uncollectible fees receivable — The allowance for losses is composed of a bad debt allowance and a sales reserve. Provisions are charged against earnings, either as a reduction in revenues or an increase to expense. The measurement of likely and probable losses and the allowance for losses is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of fees receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients’ liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due, and the effectiveness of our collection efforts.

The following table provides our total fees receivable, along with the related allowance for losses (in thousands):

	March 31, 2011	December 31, 2010

Total fees receivable	$351,935	$372,018
Allowance for losses	(6,900)	(7,200)

Fees receivable, net	$345,035	$364,818

Impairment of goodwill and other intangible assets — The evaluation of goodwill is performed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 350, which requires goodwill to be assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, we also perform a periodic impairment evaluation of our amortizable intangible assets.

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

Factors we consider important that could trigger a review for impairment include, but are not limited to, the following:

•	Significant under-performance relative to historical or projected future operating results;

•	Significant changes in the strategy for our overall business or the manner of acquired assets usage;

•	Significant negative industry or economic trends;

•	Significant decline in our stock price for a sustained period; and

•	Our market capitalization relative to net book value.

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

Accounting for stock-based compensation — The Company accounts for stock-based compensation in accordance with FASB ASC Topics 505 and 718, as interpreted by SEC Staff Accounting Bulletins No. 107 (“SAB No. 107”) and No. 110 (“SAB No. 110”). The Company recognizes stock-based compensation expense, which is based on the fair value of the award on the date of grant, over the related service period, net of estimated forfeitures (see Note 4 — Stock-Based Compensation in the Notes to the Consolidated Financial Statements).

Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain complex and subjective assumptions, including the expected life of the stock compensation awards and the Company’s Common Stock price volatility. In addition, determining the appropriate amount of associated periodic expense requires management to estimate the rate of employee forfeitures and the likelihood of achievement of certain performance targets. The assumptions used in calculating the fair value of stock compensation awards and the associated periodic expense represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, then the amount of expense may need to be adjusted and future stock compensation expense could be materially different from what has been recorded in the current period.

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

We also record accruals during the year for our various employee cash incentive programs. Amounts accrued at the end of each reporting period are based on our estimates and may require adjustment as the ultimate amount paid for these incentives are sometimes not known with certainty until the end of our fiscal year.

RESULTS OF OPERATIONS

Overall Results

The following table summarizes the changes in selected line items in our interim Condensed Consolidated Statements of Operation for the periods indicated (dollars in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Income Increase (Decrease) $	Income Increase (Decrease) %

Total revenues	$329,567	$295,833	$33,734	11%
Costs and expenses:
Cost of services and product development	133,316	123,046	(10,270)	(8)%
Selling, general and administrative	141,672	130,568	(11,104)	(9)%
Depreciation	6,271	6,584	313	5%
Amortization of intangibles	2,527	2,926	399	14%
Acquisition and integration charges	—	3,511	3,511	100%

Operating income	45,781	29,198	16,583	57%
Interest expense, net	(2,784)	(3,384)	600	18%
Other (expense) income, net	(382)	1,752	(2,134)	>(100)%
Provision for income taxes	(13,424)	(8,163)	(5,261)	>(64)%

Net income	$29,191	$19,403	$9,788	50%

TOTAL REVENUES for the three months ended March 31, 2011 increased $33.7 million, or 11%, compared to the same quarter in 2010. Revenues increased strongly in our Research and Events segments but decreased slightly in Consulting. Excluding the favorable impact of foreign currency translation, total quarterly revenues increased about 10%. Please refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

COST OF SERVICES AND PRODUCT DEVELOPMENT was 8% higher quarter-over-quarter, or $10.3 million. The increase was primarily due to higher payroll and related benefits costs due to increased headcount and merit salary increases, the impact of foreign currency translation, and additional travel expenses. Cost of services and product development as a percentage of sales decreased by 2 points, to 40% in 2011 from 42% in 2010, primarily driven by the operating leverage inherent in our Research business.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) was $11.1 million higher quarter-over-quarter, or 9%. The increase was due to higher payroll costs due to increased headcount, higher sales commissions, and merit salary increases. The increased headcount was primarily due to the investment in additional quota-bearing sales associates, which increased to 1,091 at March 31, 2011 from 1,002 at March 31, 2010, a 9% increase.

DEPRECIATION expense decreased 5% quarter-over-quarter due to a decline in the amount of depreciable assets.

AMORTIZATION OF INTANGIBLES was $2.5 million and $2.9 million for the first quarters of 2011 and 2010, respectively, a decrease of $0.4 million. The decrease was due to certain intangibles becoming fully amortized.

ACQUISITION AND INTEGRATION CHARGES was zero and $3.5 million in the three months ended March 31, 2011 and 2010, respectively. These charges relate to the acquisitions of AMR Research and Burton Group in December 2009 and include legal, consulting, severance, and other costs.

OPERATING INCOME increased $16.6 million, or 57% quarter-over-quarter, to $45.8 million in the three months ended March 31, 2011 compared to $29.2 million in 2010. Operating income as a percentage of revenues increased strongly, to 14% in the first quarter of 2011 compared to 10% in 2010, primarily due to a higher contribution margin in our Research segment in the 2011 quarter and $3.5 million of acquisition and integration charges in the 2010 quarter which was not repeated in 2011. Please refer to the section of this MD&A entitled “Segment Results” below for a further discussion of revenues and results by segment.

INTEREST EXPENSE, NET decreased 18% in the three months ended March 31, 2011 compared to the same period in 2010, primarily due to a lower average amount of debt outstanding. The lower interest expense on our debt was partially offset by higher amortization charges on capitalized deferred financing costs from the December 2010 debt refinancing.

OTHER (EXPENSE) INCOME, NET for the three months ended March 31, 2011 was a $(0.4) million net expense, which consisted of foreign currency exchange gains and losses. For the three months ended March 31, 2010, Other (expense) income, net was a $1.8 million gain, which consisted of a $2.4 million gain from an insurance settlement partially offset by $(0.6) million of net foreign currency exchange losses.

PROVISION FOR INCOME TAXES was $13.4 million for the three months ended March 31, 2011 compared to $8.2 million in the prior year quarter. The effective tax rate was 31.5% for the three months ended March 31, 2011 and 29.6% for the same quarter of 2010. The increase in the effective tax rate was primarily due to the impact of a change in estimated annual mix of pre-tax income by jurisdiction.

NET INCOME was $29.2 million and $19.4 million for the three months ended March 31, 2011 and 2010, respectively, an increase of 50%, while basic earnings per share was $0.30 per share and $0.20 per share, respectively. Diluted earnings per share was $0.29 in 2011 and $0.19 in 2010, an increase of 53%.

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

The following sections present the results of our three segments:

Research

	As Of And For The Three Months Ended March 31, 2011	As Of And For The Three Months Ended March 31, 2010	Increase (Decrease)	Percentage Increase (Decrease)

Financial Measurements:
Revenues (1)	$243,435	$210,673	$32,762	16%
Gross contribution (1)	$164,501	$138,735	$25,766	19%
Gross contribution margin	68%	66%	2 points	—

Business Measurements:
Contract value (1)	$983,450	$864,428	$119,022	14%
Client retention	82%	80%	2 points	—
Wallet retention	99%	89%	10 points	—

(1)     Dollars in thousands.

Research revenues increased 16% on a quarter-over-quarter basis, but excluding the favorable effect of foreign currency translation, revenues increased 14%. The segment gross contribution margin increased by 2 points quarter-over-quarter, to 68%, due to higher revenues and the operating leverage inherent in the Research business.

Research contract value increased 14% as reported compared to March 31, 2010, with only a minimal impact from foreign currency translation. Contract value increased across all of the Company’s sales regions. Both client retention and wallet retention improved over 2010, with a strong 10 point increase in wallet retention. The increase in wallet retention substantially above the increase in client retention reflects the successful sales efforts by the Company to increase the retention of higher-spending clients and create additional spending by retained clients.

Consulting

	As Of And For The Three Months Ended March 31, 2011	As Of And For The Three Months Ended March 31, 2010	Increase (Decrease)	Percentage Increase (Decrease)

Financial Measurements:
Revenues (1)	$70,630	$71,639	$(1,009)	(1)%
Gross contribution (1)	$25,489	$28,422	$(2,933)	(10)%
Gross contribution margin	36%	40%	(4) points	—

Business Measurements:
Backlog (1)	$87,100	$89,091	$(1,991)	(2)%
Billable headcount	482	444	38	9%
Consultant utilization	67%	72%	(5) points	—
Average annualized revenue per billable headcount (1)	$425	$441	$(16)	(4)%

(1) Dollars in thousands.

Consulting revenues decreased 1% quarter-over-quarter due to lower revenues in our contract optimization business, which can fluctuate from quarter to quarter. The decrease in revenues from contract optimization was partially offset by higher revenue in our strategic advisory business (SAS), while revenue from our core consulting business was flat. Excluding the favorable impact of foreign currency translation, revenues decreased about 3% quarter-over-quarter.

The gross contribution margin decreased by 4 points, primarily due to investment in additional headcount, which increased 9%, and lower revenues in our contract optimization business. Backlog at March 31, 2011 was $87.1 million, a decline of 2% from March 31, 2010.

Events

	As Of And For The Three Months Ended March 31, 2011	As Of And For The Three Months Ended March 31, 2010	Increase (Decrease)	Percentage Increase (Decrease)

Financial Measurements:
Revenues (1)	$15,502	$13,521	$1,981	15%
Gross contribution (1)	$5,665	$5,215	$450	9%
Gross contribution margin	37%	39%	(2) points	—

Business Measurements:
Number of events	11	9	2	22%
Number of attendees	4,337	3,374	963	29%

(1)     Dollars in thousands.

Events revenues increased 15% quarter-over-quarter, or 13% excluding the favorable impact of foreign currency translation. We held 11 events in the first quarter of 2011, which consisted of 8 ongoing events and 3 event launches, with overall attendees increasing 29%. One large event held in the first quarter of 2010, the NA Summit event, was moved to the second quarter in 2011. Revenues from the 8 on-going events increased 26%, with the number of attendees up 34% and exhibitors up 19%.

The gross contribution margin decreased 2 points when comparing the first quarter of 2011 to 2010. The decrease was primarily due to timing, as the NA Summit event moved to the second quarter of 2011 had a substantially higher contribution margin than the event launches. In addition, in spite of higher revenues, the gross contribution margin for the 8 on-going events remained the same as 2010.

LIQUIDITY AND CAPITAL RESOURCES

In December 2010, the Company entered into a new credit facility with a syndication of banks led by JPMorgan Chase. The new credit arrangement provides for a five-year, $200.0 million term loan and a $400.0 million revolving credit facility. The new credit facility contains an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, by up to an additional $150.0 million in the aggregate.

We finance our operations primarily through cash generated from our on-going operating activities. As of March 31, 2011, we had $109.0 million of cash and cash equivalents and $336.9 million of available borrowing capacity under our revolving credit facility. Our cash and cash equivalents are held in numerous locations throughout the world, with approximately 86% held outside the United States as of March 31, 2011.

We believe that we have adequate liquidity and that the cash we expect to earn from our on-going operating activities, our existing cash balances, and the expanded borrowing capacity we have under our revolving credit facility will be sufficient for our expected short-term and foreseeable long-term operating needs.

The following table summarizes the changes in the Company’s cash and cash equivalents (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Dollar Increase (Decrease)

Cash used by operating activities	$(24,663)	$(7,966)	$(16,697)
Cash used in investing activities	(3,705)	(15,108)	11,403
Cash provided by financing activities	17,786	14,730	3,056

Net change in cash and cash equivalents	(10,582)	(8,344)	(2,238)
Effects of exchange rates	(596)	(2,317)	1,721
Beginning cash and cash equivalents	120,181	116,574	3,607

Ending cash and cash equivalents	$109,003	$105,913	$3,090

Operating

Operating cash flow decreased by $16.7 million when comparing the three months ended March 31, 2011 to the same quarter of 2010, primarily relating to the Company’s strong financial performance and stock-based compensation exercises.

The Company paid approximately $22.0 million in additional bonus and commission payments in February 2011 compared to February 2010 due to a substantially stronger full year financial performance in 2010 compared to 2009. We also had $15.4 million in additional excess tax benefits in 2011 from exercises of stock-based compensation awards due to higher exercise activity and a substantially higher market value of our Common Stock. In accordance with U.S. GAAP accounting rules, these excess tax benefits are required to be reclassified from the operating activities category to the financing activities category. However, the reclassification has no impact on the net change in cash and cash equivalents for the period.

Partially offsetting these operating cash flow decreases in the first quarter of 2011 was a $9.8 million increase in net income and $11.0 million in lower cash payments for interest, severance, taxes, and acquisition costs.

Investing

Cash used in our investing activities declined in 2011 due to the $11.7 million in payments for the acquisition of Burton Group in the prior year quarter. We used $3.7 million for capital expenditures in 2011 compared to $3.4 million in 2010.

Financing

Cash provided from financing activities increased $3.0 million quarter-over-quarter, primarily due to share-based payment activity. We realized $22.7 million more from higher option exercises and excess tax benefits in the 2011 period as a higher average stock price in the 2011 period resulted in a significantly increased number of exercises. Substantially offsetting the $22.7 million increase was $16.7 million in additional cash used for share repurchases and $3.0 million in lower net proceeds from debt in the 2011 quarter.

OBLIGATIONS AND COMMITMENTS

2010 Credit Agreement

As of March 31, 2011, we had $255.0 million outstanding under our 2010 Credit Agreement which provides for a five-year, $200.0 million term loan and a $400.0 million revolving credit facility. The 2010 Credit Agreement contains an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, by up to an additional $150.0 million in the aggregate.

The term loan will be repaid in 19 consecutive quarterly installments which commenced on March 31, 2011, plus a final payment due on December 22, 2015, and may be prepaid at any time without penalty or premium at the Company’s option. The revolving credit facility may be used for loans, and up to $40.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until December 22, 2015, at which time all amounts borrowed must be repaid. See Note 7 — Debt herein in the Notes to the Condensed Consolidated Financial Statements for additional information regarding the 2010 Credit Agreement.

Off-Balance Sheet Arrangements

Through March 31, 2011, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

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

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of our 2010 Annual Report on Form 10-K which is incorporated herein by reference.

RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting guidance issued by the various standard setting and governmental authorities that have not yet become effective or may impact our Consolidated Financial Statements in future periods are described below, together with our assessment of the potential impact they may have on our Consolidated Financial Statements:

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). The intent of the new rule is to improve consistency in how pro forma disclosures are calculated. Additionally, FASB ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. The new rule should be applied prospectively to business combinations for which the acquisition date is after the effective date. Gartner adopted FASB ASU 2010-29 on January 1, 2011 and there was no impact on our consolidated financial statements or disclosures. However, since the new rule is prospective in application, in the event of a future business combination we believe we will be required to provide additional disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to changes in interest rates arising from borrowings under our 2010 Credit Agreement. On March 31, 2011, we had $195.0 million outstanding under the term loan and $60.0 million outstanding under the revolver. Borrowings under this facility are floating rate, which may be either prime-based or Eurodollar-based. Interest rates under these borrowings include a base rate plus a margin between 0.50% and 1.25% on prime borrowings and between 1.50% and 2.25% on Eurodollar-based borrowings.

As of March 31, 2011, the annualized interest rate on the term loan was 2.31%, which consisted of a 0.31% Eurodollar base rate plus a margin of 2.00%, and 2.26% on the revolver, which consisted of a 0.26% Eurodollar base rate plus a margin of 2.0%. We have an interest rate swap contract which effectively converts the floating base rate on the first $200.0 million of our borrowings to a 2.26% fixed rate.

The Company only hedges the base interest rate risk on the first $200.0 million of its outstanding borrowings. Accordingly, we are exposed to interest rate risk on borrowings in excess of $200.0 million. A 25 basis point increase or decrease in interest rates would change pre-tax annual interest expense on the additional $336.9 million borrowing capacity under the 2010 Credit Agreement by approximately $0.8 million.

Foreign Currency Risk

We have customers in numerous countries and 44% and 45% of our revenues for the fiscal years ended December 31, 2010 and 2009, respectively, were derived from sales outside of the U.S. As a result we conduct business in numerous currencies other than the U.S dollar. Among the major foreign currencies in which we conduct business are the Euro, the British Pound, the Japanese Yen, the Australian dollar, and the Canadian dollar. Our foreign currency exposure results in both translation risk and transaction risk:

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

A measure of the potential impact of foreign currency translation on our Condensed Consolidated Balance Sheets can be determined through a sensitivity analysis of our cash and cash equivalents. As of March 31, 2011, we had $109.0 million of cash and cash equivalents, a substantial portion of which was denominated in foreign currencies. If the foreign exchange rates of the major currencies in which we operate changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on March 31, 2011 would have increased or decreased by approximately $6.0 million.

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

We typically enter into foreign currency forward exchange contracts to offset the effects of foreign currency transaction risk. These contracts are normally short term in duration and unrealized and realized gains and losses are recognized in current period earnings. At March 31, 2011, we had 25 outstanding foreign currency forward contracts with a total notional amount of $90.0 million and a net unrealized gain of $0.3 million. All of these contracts matured by the end of April 2011.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents, accounts receivable, and interest rate swap contracts. The majority of the Company’s cash and cash equivalents and its interest rate swap contracts are with large investment grade commercial banks that are participants in the Company’s 2010 Credit Agreement. Accounts receivable balances deemed to be collectible from customers have limited concentration of credit risk due to our diverse customer base and geographic dispersion.

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

Management conducted an evaluation, as of March 31, 2011, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Act.

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

The Internal Revenue Service (“IRS”) has completed its examination of the Federal income tax return of the Company for the tax year ended December 31, 2007. In December 2010 the Company received a report of the audit findings. The Company disagrees with certain of the proposed adjustments and is disputing this matter through applicable IRS and judicial procedures, as appropriate. In April 2011 the Company received notice that the IRS intends to conduct an audit of the 2008 and 2009 tax years. Although the final resolution of these audits is uncertain and there are no assurances that the ultimate resolution will not exceed the amounts recorded, the Company believes that the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, cash flows, or results of operations.

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of our 2010 Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The Company has a $500.0 million share repurchase program to be utilized to acquire shares of Common Stock. Repurchases may be made from time-to-time through open market purchases, private transactions, tender offers or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s shared-based compensation awards. Repurchases will be funded from cash flow from operations and borrowings under the Company’s Credit Agreement.

The following table provides detail related to repurchases of our Common Stock for treasury in the three months ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that may yet be Purchased Under our Share Repurchase Program (in thousands)

2011
January	2,031	$34.60
February	1,082,232	36.26
March	326,565	38.52

Total	1,410,828	$36.78	$452.1

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

31.1	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32	Certification under 18 U.S.C. 1350.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.

Items 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date: May 5, 2011	/s/ Christopher J. Lafond

Christopher J. Lafond
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)