Form 10-Q
period 2011-06-30
GARTNER INC
filed 2011-08-02
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

As of July 29, 2011, 96,528,332 shares of the registrant’s common shares were outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	June 30, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$125,341	$120,181
Fees receivable, net	360,564	364,818
Deferred commissions	65,866	71,955
Prepaid expenses and other current assets	73,838	64,148

Total current assets	625,609	621,102
Property, equipment and leasehold improvements, net	52,922	47,614
Goodwill	516,027	510,265
Intangible assets, net	8,537	13,584
Other assets	92,877	93,093

Total Assets	$1,295,972	$1,285,658

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$172,314	$247,733
Deferred revenues	572,053	523,263
Current portion of long-term debt	55,000	40,156

Total current liabilities	799,367	811,152
Long-term debt	165,000	180,000
Other liabilities	115,786	107,450

Total Liabilities	1,080,153	1,098,602
Stockholders’ Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 156,234,415 shares issued for both periods	78	78
Additional paid-in capital	628,545	611,782
Accumulated other comprehensive income, net	14,363	14,638
Accumulated earnings	667,091	605,677
Treasury stock, at cost, 59,709,249 and 60,245,718 common shares, respectively	(1,094,258)	(1,045,119)

Total Stockholders’ Equity	215,819	187,056

Total Liabilities and Stockholders’ Equity	$1,295,972	$1,285,658

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Revenues:
Research	$250,015	$209,095	$493,450	$419,768
Consulting	77,962	75,760	148,592	147,399
Events	37,566	29,340	53,068	42,861

Total revenues	365,543	314,195	695,110	610,028
Costs and expenses:
Cost of services and product development	152,461	138,336	285,777	261,382
Selling, general and administrative	152,758	130,322	294,430	260,890
Depreciation	6,234	6,440	12,505	13,024
Amortization of intangibles	2,522	2,537	5,049	5,463
Acquisition and integration charges	—	2,330	—	5,841

Total costs and expenses	313,975	279,965	597,761	546,600

Operating income	51,568	34,230	97,349	63,428
Interest expense, net	(2,797)	(3,180)	(5,581)	(6,564)
Other (expense) income, net	(571)	(643)	(953)	1,109

Income before income taxes	48,200	30,407	90,815	57,973
Provision for income taxes	15,977	10,294	29,401	18,457

Net income	$32,223	$20,113	$61,414	$39,516

Income per common share:
Basic	$0.33	$0.21	$0.64	$0.41

Diluted	$0.32	$0.20	$0.62	$0.40

Weighted average shares outstanding:
Basic	96,886	95,657	96,664	95,810
Diluted	99,340	98,855	99,642	99,689

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,

	2011	2010

Operating activities:
Net income	$61,414	$39,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	17,554	18,487
Stock-based compensation expense	16,993	16,034
Excess tax benefits from stock-based compensation	(21,940)	(7,821)
Deferred taxes	(1,395)	(707)
Amortization of debt issue costs	1,182	531
Changes in assets and liabilities:
Fees receivable, net	11,915	21,359
Deferred commissions	7,561	13,497
Prepaid expenses and other current assets	(2,098)	5,150
Other assets	(792)	(33,572)
Deferred revenues	35,478	26,631
Accounts payable, accrued, and other liabilities	(61,959)	(37,513)

Cash provided by operating activities	63,913	61,592

Investing activities:
Additions to property, equipment and leasehold improvements	(9,460)	(7,693)
Acquisitions (net of cash received)	—	(12,151)

Cash used in investing activities	(9,460)	(19,844)

Financing activities:
Proceeds from stock issued under stock plans	16,347	10,997
Proceeds from debt issuance	10,000	63,000
Payments on debt	(10,156)	(35,000)
Purchases of treasury stock	(87,859)	(75,104)
Excess tax benefits from stock-based compensation	21,940	7,821

Cash used by financing activities	(49,728)	(28,286)

Net increase in cash and cash equivalents	4,725	13,462
Effects of exchange rates on cash and cash equivalents	435	(7,672)
Cash and cash equivalents, beginning of period	120,181	116,574

Cash and cash equivalents, end of period	$125,341	$122,364

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Business and Basis of Presentation

Business. Gartner, Inc. is a global information technology research and advisory company with its headquarters in Stamford, Connecticut. Gartner, Inc. delivers its principal products and services through three business segments: Research, Consulting, and Events.

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

The fiscal year of Gartner, Inc. (the “Company”) represents the period from January 1 through December 31. When used in these notes, the terms “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries. In the opinion of management, all normal recurring accruals considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and six months ended June 30, 2011 may not be indicative of the results of operations for the remainder of 2011.

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

Note 2 — Comprehensive Income

The components of Comprehensive income include net income, foreign currency translation adjustments, unrealized gains and losses on interest rate swaps, and deferred gains and losses on defined benefit pension plans. Amounts recorded in Comprehensive income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Net income:	$32,223	$20,113	$61,414	$39,516
Other comprehensive loss, net of tax effect:
Foreign currency translation adjustments	672	(3,789)	1,524	(6,329)
Unrealized (loss) gain on interest rate swaps	(2,563)	906	(1,732)	1,584
Amortization of pension unrealized gain	(34)	(54)	(67)	(113)

Other comprehensive loss	(1,925)	(2,937)	(275)	(4,858)

Comprehensive income	$30,298	$17,176	$61,139	$34,658

Note 3 — Computation of Earnings per Share

The following table sets forth the reconciliation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Numerator:
Net income used for calculating basic and diluted earnings per share	$32,223	$20,113	$61,414	$39,516

Denominator:
Weighted average number of common shares used in the calculation of basic earnings per share	96,886	95,657	96,664	95,810
Common stock equivalents associated with stock-based compensation plans (1), (2)	2,454	3,198	2,978	3,879

Shares used in the calculation of diluted earnings per share	99,340	98,855	99,642	99,689

Basic earnings per share	$0.33	$0.21	$0.64	$0.41

Diluted earnings per share	$0.32	$0.20	$0.62	$0.40

(1)

For the three months ended June 30, 2011 and 2010, 0.8 million and 1.6 million respectively, of common stock equivalents were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

(2)

For the six months ended June 30, 2011 and 2010, 0.3 million and 0.4 million respectively, of common stock equivalents were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Note 4 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service- and performance-based restricted stock units, and common stock equivalents. At June 30, 2011, the Company had approximately 6.4 million shares of its common stock, par value $.0005 per share (the “Common Stock”) available for awards of stock-based compensation under its 2003 Long-Term Incentive Plan.

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

Stock-Based Compensation Expense

The Company recognized the following amounts of stock-based compensation expense by award type in the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

Award type:	2011	2010	2011	2010

Stock appreciation rights (SARs)	$0.9	$1.1	$2.4	$2.8
Common stock equivalents (CSEs)	0.1	0.1	0.3	0.2
Restricted stock units (RSUs)	6.8	5.6	14.3	13.0

Total	$7.8	$6.8	$17.0	$16.0

Stock-based compensation expense was recognized in the Consolidated Statements of Operations as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

Amount recorded in:	2011	2010	2011	2010

Cost of services and product development	$3.4	$3.1	$7.9	$7.8
Selling, general and administrative	4.4	3.7	9.1	8.2

Total stock-based compensation expense	$7.8	$6.8	$17.0	$16.0

As of June 30, 2011, the Company had $57.5 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted-average service period of approximately 2.4 years.

Stock-Based Compensation Awards

The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards in accordance with FASB ASC Topic 505:

Stock Appreciation Rights

Stock-settled stock appreciation rights (SARs) are settled in common shares and are similar to stock options as they permit the holder to participate in the appreciation of the Common Stock. SARs may be settled in shares of Common Stock by the employee once the applicable vesting criteria have been met. SARs vest ratably over a four-year service period and expire seven years from the grant date. The fair value of SARs awards is recognized as compensation expense on a straight-line basis over four years. Presently, SARs are awarded only to the Company’s executive officers.

When SARs are exercised, the number of shares of Common Stock issued is calculated as follows: (1) the total proceeds from the SARs exercise (calculated as the closing price of the Common Stock on the date of exercise less the exercise price of the SARs, multiplied by the number of SARs exercised) is divided by (2) the closing price of the Common Stock on the exercise date. The Company withholds a portion of the shares of Common Stock issued upon exercise to satisfy minimum statutory tax withholding requirements. SARs recipients do not have any stockholder rights until after actual shares of Common Stock are issued in respect of the award, which is subject to the prior satisfaction of the vesting and other criteria relating to such grants.

A summary of the changes in SARs outstanding for the six months ended June 30, 2011, follows:

	SARs in millions	Per Share Weighted- Average Exercise Price	Per Share Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2010	2.5	$17.22	$6.62	4.55 years
Granted	0.4	38.05	13.58	6.65 years
Forfeited	—	—	—	na
Exercised	(0.3)	16.96	6.62	na

Outstanding at June 30, 2011 (1), (2)	2.6	$20.13	$7.58	4.50 years

Vested and exercisable at June 30, 2011 (1)	1.2	$17.71	$6.67	3.54 years

na=not applicable

(1)	Total SARs outstanding had an intrinsic value of $52.0 million. SARs vested and exercisable had an intrinsic value of $27.1 million.

(2)	Approximately 1.4 million of these outstanding SARs were unvested. The Company expects that substantially all of these unvested awards will vest in future periods.

The fair value of the SARs was estimated on the date of grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions:

	Six Months Ended June 30, (1)

	2011	2010

Expected dividend yield (2)	0%	0%
Expected stock price volatility (3)	38%	40%
Risk-free interest rate (4)	2.2%	2.4%
Expected life in years (5)	4.8	4.8

(1)	The Company did not make any SARs grants during the three months ended June 30, 2011 or June 30, 2010.

(2)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. Historically, Gartner has not paid cash dividends on its Common Stock.

(3)	The determination of expected stock price volatility was based on both historical Company Common Stock prices and implied volatility from publicly traded options in the Common Stock.

(4)	The risk-free interest rate is based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

(5)

The expected life represents a weighted-average estimate of the period of time the SARs are expected to be outstanding (that is, the period between the service inception date and the expected exercise date). The expected life in years is based on the “simplified” calculation permitted by SEC SAB No. 107. Under the simplified method, the expected life is calculated by taking the average of the vesting period plus the original contractual term and dividing by two.

Restricted Stock Units

Restricted stock units (RSUs) give the awardee the right to receive shares of Common Stock when the vesting conditions are met and the restrictions lapse, and each RSU that vests entitles the awardee to one common share. RSU awardees do not have any stockholder rights until after the common shares are released. The fair value of RSUs is determined on the date of grant based on the closing price of the Common Stock as reported by the New York Stock Exchange on that date. Service-based RSUs vest ratably over four years and are expensed on a straight-line basis over four years. Performance-based RSUs are subject to both performance and service conditions, vest ratably over four years, and are expensed on an accelerated basis.

A summary of the changes in RSUs during the six months ended June 30, 2011 follows:

	Restricted Stock Units (RSUs)	Per Share Weighted Average Grant Date Fair Value

Outstanding at December 31, 2010	3,868,271	$16.52
Granted (1)	668,458	38.07
Vested	(1,390,310)	17.17
Forfeited	(84,126)	20.20

Outstanding at June 30, 2011 (2), (3)	3,062,293	$21.48

(1)

The 0.7 million RSUs granted in 2011 consisted of 0.3 million performance-based RSUs awarded to executives and 0.4 million service-based RSUs awarded to non-executive employees and certain board members. The 0.3 million performance-based RSUs represents the target amount of the award. The actual number of performance-based RSUs that will ultimately be granted will be between 0% and 200% of the target amount, depending on the performance metric achieved. For 2011, the performance metric is the dollar level of the Company’s subscription-based contract value at December 31, 2011. If the specified minimum level of achievement is not met, the performance-based RSUs will be forfeited in their entirety, and any compensation expense already recorded will be reversed.

(2)	The Company expects that substantially all of the outstanding awards will vest in future periods.

(3)	The weighted-average remaining contractual term of the outstanding RSUs is approximately 1.5 years.

Common Stock Equivalents

Common stock equivalents (CSEs) are convertible into Common Stock and each CSE entitles the holder to one common share. Members of our Board of Directors receive directors’ fees payable in CSEs unless they opt to receive up to 50% of the fees in cash. Generally, the CSEs have no defined term and are converted into common shares when service as a director terminates unless the director has elected an accelerated release. The fair value of the CSEs is determined on the date of grant based on the closing price of the Common Stock as reported by the New York Stock Exchange on that date. CSEs vest immediately and as a result are recorded as expense on the date of grant.

A summary of changes in CSEs during the six months ended June 30, 2011, follows:

	Common Stock Equivalents (RSUs)	Per Share Weighted Average Grant Date Fair Value

Outstanding at December 31, 2010	117,208	$	na
Granted	6,057		41.30
Converted to common shares	(2,834)		na
Forfeited	—		na

Outstanding at June 30, 2011	120,431	$	na

na=not available

Stock Options

Historically, the Company granted stock options to employees that allowed them to purchase shares of the Common Stock at a certain price. The Company has not made any stock option grants since 2006. All outstanding options are fully vested and there is no remaining unamortized cost. The Company received $14.6 million and $9.5 million in cash from option exercises in the six months ended June 30, 2011 and 2010, respectively.

A summary of the changes in stock options outstanding in the six months ended June 30, 2011 follows:

	Options in millions	Per Share Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)

Vested and outstanding at December 31, 2010	2.6	$11.13	2.59 years	$58.2
Expired	—	—	na	na
Exercised (1)	(1.3)	11.50	na	na

Vested and outstanding at June 30, 2011	1.3	$10.79	1.80 years	$40.5

na=not applicable

(1)	Options exercised during the six months ended June 30, 2011 had an intrinsic value of $34.0 million.

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

At June 30, 2011, the Company had approximately 1.4 million shares available for purchase under the ESPP Plan. The ESPP Plan is considered non-compensatory under FASB ASC Topic 718, and as a result the Company does not record compensation expense for employee share purchases. The Company received $1.8 million and $1.5 million in cash from share purchases under the ESPP Plan in the six months ended June 30, 2011 and 2010, respectively.

The Company’s Board of Directors and Stockholders have approved a new Employee Stock Purchase Plan that will be effective September 1, 2011. The shares remaining available under the current ESPP Plan on August 31, 2011 will be transferred to the new plan, and no additional shares will be reserved for issuance under the new plan.

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

The following tables present information about the Company’s reportable segments (in thousands):

Three Months Ended June 30, 2011:	Research	Consulting	Events	Consolidated

Revenues	$250,015	$77,962	$37,566	$365,543
Gross contribution	168,304	28,873	17,315	214,492
Corporate and other expenses				(162,924)

Operating income				51,568
Interest expense, net				(2,797)
Other expense, net				(571)

Income before income taxes				$48,200

Three Months Ended June 30, 2010:	Research	Consulting	Events	Consolidated

Revenues	$209,095	$75,760	$29,340	$314,195
Gross contribution	135,970	31,819	11,499	179,288
Corporate and other expenses				(145,058)

Operating income				34,230
Interest expense, net				(3,180)
Other expense, net				(643)

Income before income taxes				$30,407

Six Months Ended June 30, 2011:	Research	Consulting	Events	Consolidated

Revenues	$493,450	$148,592	$53,068	$695,110
Gross contribution	332,805	54,362	22,980	410,147
Corporate and other expenses				(312,798)

Operating income				97,349
Interest expense, net				(5,581)
Other expense, net				(953)

Income before income taxes				$90,815

Six Months Ended June 30, 2010:	Research	Consulting	Events	Consolidated

Revenues	$419,768	$147,399	$42,861	$610,028
Gross contribution	274,706	60,241	16,714	351,661
Corporate and other expenses				(288,233)

Operating income				63,428
Interest expense, net				(6,564)
Other income, net				1,109

Income before income taxes				$57,973

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

The following table presents changes to the carrying amount of goodwill by reporting segment during the six months ended June 30, 2011 (in thousands):

	Research	Consulting	Events	Total

Balance, December 31, 2010	$368,521	$99,817	$41,927	$510,265
Foreign currency translation adjustments	4,862	798	102	5,762

Balance, June 30, 2011 (1)	$373,383	$100,615	$42,029	$516,027

(1)	The Company did not record any goodwill impairment losses during the six months ended June 30, 2011. In addition, the Company does not have any accumulated goodwill impairment losses.

Amortizable Intangible Assets

The following tables present the carrying amounts of amortizable intangible assets as of June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011	Content	Trade Name	Customer Relationships	Total

Gross cost	$10,634	$5,758	$7,210	$23,602
Accumulated amortization	(10,634)	(1,727)	(2,704)	(15,065)

Net	$—	$4,031	$4,506	$8,537

December 31, 2010	Content	Trade Name	Customer Relationships	Total

Gross cost	$10,634	$5,758	$7,210	$23,602
Accumulated amortization	(7,089)	(1,152)	(1,777)	(10,018)

Net	$3,545	$4,606	$5,433	$13,584

The Company’s amortizable intangible assets are charged against earnings over the following periods:

	Content	Trade Name	Customer Relationships

Useful Life (Years)	1.5	5	4

Aggregate amortization expense related to intangible assets was $2.5 million for both the three months ended June 30, 2011 and 2010, and $5.0 million and $5.5 million for the six months ended June 30, 2011 and 2010, respectively.

The estimated future amortization expense by year from amortizable intangibles is as follows (in thousands):

2011 (remaining six months)	$1,483
2012	2,955
2013	2,955
2014	1,144

$8,537

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

The 2010 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum interest expense coverage ratio, and covenants limiting the Company’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, make investments and enter into certain transactions with affiliates. The Company was in full compliance with these covenants at June 30, 2011 and December 31, 2010.

The following table provides information regarding the Company’s borrowings:

Description:	Amount Outstanding June 30, 2011 (In thousands)	Contractual Annualized Interest Rate June 30, 2011 (2)	Amount Outstanding December 31, 2010 (In thousands)

Term loans	$190,000	2.25%	$200,000
Revolver (1)	30,000	2.21%	20,156

Total	$220,000		$220,156

(1)	The Company had $367.0 million of available borrowing capacity on the revolver (not including the expansion feature) as of June 30, 2011.

(2)

The term loan rate consisted of a 0.25% Eurodollar base rate plus a margin of 2.00%, while the revolver rate consisted of a weighted-average Eurodollar base rate of 0.21% plus a margin of 2.00%. The Company has an interest rate swap contract which converts the floating Eurodollar base rate to a fixed base rate of 2.26% on $200.0 million of borrowings (see below). Including the impact of the swap, the annualized effective interest rate as of June 30, 2011 on $200.0 million of these borrowings was 4.26%.

Interest Rate Swap Hedge

The Company has a $200.0 million notional fixed-for-floating interest rate swap contract which it accounts for as a designated hedge of the forecasted interest payments on the Company’s variable rate borrowings. Under the swap terms, the Company pays a base fixed rate of 2.26% and in return receives a three-month Eurodollar base rate.

The Company accounts for the interest rate swap as a cash flow hedge in accordance with FASB ASC Topic 815. Since the swap is hedging forecasted interest payments, changes in the fair value of the swap are recorded in OCI as long as the swap continues to be a highly effective hedge of the designated interest rate risk. Any ineffective portion of change in the fair value of the hedge is recorded in earnings. At June 30, 2011, there was no ineffective portion of the hedge. The interest rate swap had a negative fair value to the Company of $5.0 million at June 30, 2011, which is recorded in OCI, net of tax effect.

Letters of Credit

The Company issues letters of credit and related guarantees in the ordinary course of business. At June 30, 2011 and December 31, 2010, the Company had outstanding letters of credit and guarantees of $3.8 million and $4.7 million, respectively.

Note 8 — Equity and Stock Programs

Share Repurchase Program

The Company has a board approved $500.0 million share repurchase program. Repurchases under the program may be made from time-to-time through open market purchases, private transactions, tender offers or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s shared-based compensation awards. Repurchases are funded from cash flow from operations or borrowings.

The Company’s share repurchase activity is included in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Number of shares repurchased (1)	932,624	1,636,341	2,343,452	3,140,041
Cost of repurchased shares (in thousands) (2)	$35,964	$39,932	$87,860	$75,104

(1)

The 2010 share repurchases were made under the Company’s previously authorized share repurchase program. The share repurchases for the six months ended June 30, 2011 includes 500,000 shares the Company repurchased directly from ValueAct Capital Master Fund L.P. (“ValueAct Capital”) in February 2011 under a stock purchase agreement between the Company and ValueAct Capital.

(2)	As of June 30, 2011, the Company had $416.2 million remaining for share repurchases under the $500.0 million share repurchase program.

Note 9 — Income Taxes

The provision for income taxes was $16.0 million for the three months ended June 30, 2011 compared to $10.3 million in the prior year quarter. The effective tax rate was 33.1% for the three months ended June 30, 2011 and 33.9% for the same period in 2010. The decrease in the effective tax rate was primarily due to the impact of a change in the estimated annual mix of pre-tax income by jurisdiction. The provision for income taxes was $29.4 million for the six months ended June 30, 2011 compared to $18.5 million in the prior year quarter. The effective tax rate was 32.4% for the six months ended June 30, 2011 and 31.8% for the same period in 2010.

At June 30, 2011 and December 31, 2010, the Company had gross unrecognized tax benefits of $17.8 million and $15.8 million, respectively. The increase of $2.0 million is primarily attributable to gross unrecognized tax benefits recorded during the period. It is reasonably possible that the gross unrecognized tax benefits will decrease by $1.2 million within the next 12 months, primarily due to settlements of outstanding audits and the expiration of the relevant statutes of limitation. At June 30, 2011 and December 31, 2010, the Company had Other liabilities of $16.6 million and $15.7 million, respectively, related to long term uncertain tax positions.

The Internal Revenue Service (“IRS”) has completed its examination of the Federal income tax return of the Company for the tax year ended December 31, 2007. In December 2010 the Company received a report of the audit findings. The Company disagrees with certain of the proposed adjustments and is disputing this matter through applicable IRS and judicial procedures, as appropriate. In April 2011 the Company received notice that the IRS intends to conduct an audit of the 2008 and 2009 tax years. The audits for these years have commenced and are in the early stages of examination. Although the final resolution of these audits is uncertain and there are no assurances that the ultimate resolution will not exceed the amounts recorded, the Company believes that the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, cash flows, or results of operations.

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

The following tables provide information regarding the Company’s outstanding derivatives contracts (in thousands, except for number of outstanding contracts):

June 30, 2011
Derivative Contract Type	Number of Outstanding Contracts	Contract Notional Amounts	Fair Value Asset (Liability) (4)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI

Interest Rate Swap (1)	1	$200,000	$(4,988)	Accrued liabilities	$(3,000)
Interest Rate Swaps (2)	2	92,250	(1,556)	Accrued liabilities	—
Foreign Currency Forwards (3)	18	83,500	(331)	Accrued Liabilities	—

Total	21	$375,750	$(6,875)		$(3,000)

December 31, 2010
Derivative Contract Type	Number of Outstanding Contracts	Contract Notional Amounts	Fair Value Asset (Liability) (4)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI (1)

Interest Rate Swap (1)	1	$200,000	$(2,101)	Other liabilities	$(1,261)
Interest Rate Swaps (2)	2	147,750	(3,966)	Other liabilities	—
Foreign Currency Forwards (3)	63	250,220	618	Other current assets	—

Total	66	$597,970	$(5,449)		$(1,261)

(1)

The Company entered into this swap on December 22, 2010. The Company designated and accounts for this swap as a cash flow hedge of the forecasted interest payments on borrowings (see Note 7 — Debt). As a result, changes in fair value of this swap are recognized in Other Comprehensive Income (“OCI”), net of tax.

(2)	Changes in fair value of these swaps are recognized in earnings. Both swaps mature in January 2012.

(3)

The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currencies. The Company enters into short-term foreign currency forward exchange contracts to offset the economic effects of these foreign currency transaction risks. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other income

(expense), net since the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding contracts at June 30, 2011 matured by the end of July 2011.

(4)	See Note 11 — Fair Value Disclosures for the determination of the fair value of these instruments.

The Company’s derivative counterparties are all large investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties, and none of the derivative contracts contain credit-risk related contingent features.

The following table provides information regarding derivative gains and losses that have been recognized in the Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

Amount recorded in:	2011	2010	2011	2010

Interest expense, net (1)	$1,040	$1,875	$2,078	$4,318
Other expense (income), net (2)	676	(2,184)	3,770	(2,910)

Total expense (income), net	$1,716	$(309)	$5,848	$1,408

(1)	Includes interest expense (income) recorded on the Company’s interest rate swap contracts.

(2)	Includes realized and unrealized gains and losses on foreign currency forward contracts.

Note 11 — Fair Value Disclosures

The Company’s financial instruments include cash equivalents, fees receivable from customers, accounts payable, and accruals which are normally short-term in nature. The Company believes the carrying amounts of these financial instruments reasonably approximates their fair value.

At June 30, 2011, the Company had $220.0 million of outstanding floating rate borrowings under its 2010 Credit Facility, which is carried at amortized cost. The Company believes the carrying amount of the debt reasonably approximates its fair value since the borrowings carry floating interest rates which reflect current market rates for similar instruments with comparable maturities.

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

•	Level 3 — Valuation inputs are unobservable and significant to the fair value measurement.

The following table presents Company assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value June 30, 2011	Fair Value December 31, 2010

Description
Assets:
Deferred compensation assets (1)	$25,904	$24,113
Foreign currency exchange forward contracts, net (2)	—	618

	$25,904	$24,731

Liabilities:
Interest rate swap contracts (3)	$6,544	$6,067
Foreign currency exchange forward contracts, net (2)	331	—

	$6,875	$6,067

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

Note 12 — Employee Benefits

Defined Benefit Pension Plans

The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company’s defined benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $0.7 million and $0.4 million for the three months ended June 30, 2011 and 2010, respectively, and $1.3 million and $0.8 million for the six months ended June 30, 2011 and 2010, respectively.

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

The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of June 30, 2011, the Company did not have any indemnification agreements that would require material payments.

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

BUSINESS OVERVIEW

Gartner, Inc. (NYSE: IT) is the world’s leading information technology research and advisory company. We deliver the technology-related insight necessary for our clients to make the right decisions, every day. From CIOs and senior IT leaders in corporations and government agencies, to business leaders in high-tech and telecom enterprises and professional services firms, to technology investors, we are the valuable partner to clients in over 11,600 distinct organizations. Through the resources of Gartner Research, Gartner Consulting, and Gartner Events, we work with every client to research, analyze and interpret the business of IT within the context of their individual role. Founded in 1979, Gartner is headquartered in Stamford, Connecticut, U.S.A., with over 4,700 associates, including 1,250 research analysts and consultants, and clients in 85 countries.

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

We had total revenues of $365.5 million in the second quarter of 2011, an increase of 16% over the same quarter of 2010. Revenues were up strongly in our Research and Events segments, at 20% and 28% respectively, while Consulting was up 3%. Overall quarterly revenues increased 11% when adjusted for the impact of foreign currency. For a more complete discussion of our results by segment, see Segment Results below. We had net income of $32.2 million in the second quarter of 2011, an increase of 60% compared to second quarter 2010. Diluted earnings per share increased $0.12 quarter-over-quarter, to $0.32 per share for second quarter 2011. Our operating cash flow increased by 4% in the six months ended June 30, 2011 compared to the same period of 2010.

We repurchased over 2.3 million of our common shares in the six months ended June 30, 2011 as part of our continued focus on enhancing shareholder value. We had over $125.0 million of cash and cash equivalents on June 30, 2011 and we had $367.0 million of available borrowing capacity under our revolving credit facility.

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

Our critical accounting policies are as follows:

Revenue recognition — Revenue is recognized in accordance with SEC Staff Accounting Bulletins No. 101, Revenue Recognition in Financial Statements (“SAB 101”), and Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Revenue is only recognized once all required criteria for revenue recognition have been met. Revenue by significant source is accounted for as follows:

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

The following table provides our total fees receivable, along with the related allowance for losses (in thousands):

	June 30, 2011	December 31, 2010

Total fees receivable	$367,441	$372,018
Allowance for losses	(6,877)	(7,200)

Fees receivable, net	$360,564	$364,818

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

RESULTS OF OPERATIONS

Overall Results

The following table summarizes the changes in selected line items in our interim Condensed Consolidated Statements of Operation for the periods indicated (dollars in thousands):

For the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Income Increase (Decrease) $	Income Increase (Decrease) %

Total revenues	$365,543	$314,195	$51,348	16%
Costs and expenses:
Cost of services and product development	152,461	138,336	(14,125)	(10)%
Selling, general and administrative	152,758	130,322	(22,436)	(17)%
Depreciation	6,234	6,440	206	3%
Amortization of intangibles	2,522	2,537	15	—
Acquisition and integration charges	—	2,330	2,330	100%

Operating income	51,568	34,230	17,338	51%
Interest expense, net	(2,797)	(3,180)	383	12%
Other expense, net	(571)	(643)	72	11%
Provision for income taxes	(15,977)	(10,294)	(5,683)	(55)%

Net income	$32,223	$20,113	$12,110	60%

For the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Income Increase (Decrease) $	Income Increase (Decrease) %

Total revenues	$695,110	$610,028	$85,082	14%
Costs and expenses:
Cost of services and product development	285,777	261,382	(24,395)	(9)%
Selling, general and administrative	294,430	260,890	(33,540)	(13)%
Depreciation	12,505	13,024	519	4%
Amortization of intangibles	5,049	5,463	414	8%
Acquisition and integration charges	—	5,841	5,841	100%

Operating income	97,349	63,428	33,921	53%
Interest expense, net	(5,581)	(6,564)	983	15%
Other (expense) income, net	(953)	1,109	(2,062)	>(100)%
Provision for income taxes	(29,401)	(18,457)	(10,944)	(59)%

Net income	$61,414	$39,516	$21,898	55%

TOTAL REVENUES for the three months ended June 30, 2011 increased $51.3 million, or 16%, compared to the same quarter in 2010. Quarterly revenues increased in all three of our segments. Excluding the favorable impact of foreign currency translation, total quarterly revenues increased 11%. For the six month periods, revenues increased 14% in 2011, with increases in all three of our business units. Excluding the favorable impact of foreign currency translation, revenues for the six months ended June 30, 2011 increased 11% over 2010. Please refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

COST OF SERVICES AND PRODUCT DEVELOPMENT was $14.1 million, or 10%, higher quarter-over-quarter. The increase was primarily due to higher payroll and related benefits costs due to increased headcount and merit salary increases, the impact of foreign currency translation, and additional travel expenses. Cost of services and product development as a percentage of revenues decreased by 2 points, to 42% in 2011 from 44% in 2010, primarily driven by the operating leverage inherent in our Research business.

For the six month periods, Cost of services and product development increased 9%, or $24.4 million, in 2011 compared to 2010. Consistent with the quarter, the increase was primarily due to higher payroll and related benefits costs due to increased headcount and merit salary increases, the impact of foreign currency translation, and additional travel costs. Cost of services and product development as a percentage of revenues for the six month periods declined 2 points in 2011, to 41% compared to 43% in the 2010 period, again driven by the operating leverage in the Research business.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) was $22.4 million, or 17%, higher quarter-over-quarter. The increase was primarily due to higher payroll costs and the impact of foreign currency translation. The higher payroll costs resulted from additional headcount, higher sales commissions, and merit salary increases. The increased headcount was primarily due to the investment in additional quota-bearing sales associates, which increased 13%, to 1,146 at June 30, 2011 from 1,013 at June 30, 2010. SG&A expense increased 13%, or $33.5 million, in the six months ended June 30, 2011 compared to the same period in the prior year. Consistent with the quarter-over-quarter increase, the additional expense was primarily driven by higher payroll costs and the impact of foreign currency translation.

DEPRECIATION expense declined slightly in both the three and six months ended June 30, 2011 compared to the same periods in the prior year. The decline was due to certain fixed assets becoming fully depreciated which was only partially offset by depreciation on asset additions.

AMORTIZATION OF INTANGIBLES decreased in both the three and six months ended June 30, 2011 compared to the same periods in the prior year due to certain intangibles becoming fully amortized.

ACQUISITION AND INTEGRATION CHARGES was zero in the three and six months ended June 30, 2011 and $2.3 million and $5.8 million in the three and six months ended June 30, 2010, respectively. These charges related to the acquisitions of AMR Research and Burton Group in December 2009 and included legal, consulting, severance, and other costs.

OPERATING INCOME increased $17.3 million, or 51%, quarter-over-quarter, to $51.6 million in the three months ended June 30, 2011 compared to $34.2 million in 2010. Operating income as a percentage of revenues increased strongly, to 14% in the second quarter of 2011 compared to 11% in the second quarter of 2010, due to significantly higher segment contributions in our Research and Events businesses in the 2011 quarter and $2.3 million of acquisition and integration charges in the 2010 quarter which was not repeated in 2011.

For the six month periods, operating income increased 53% in 2011 compared to 2010. As a percentage of revenues, operating income increased 4 points in the first half of 2011, to 14% compared to 10% in the 2010 period, again due to significantly higher segment contributions from Research and Events and $5.8 million of acquisition and integration charges in the 2010 quarter which was not repeated in 2011.

Please refer to the section of this MD&A entitled “Segment Results” below for a further discussion of revenues and results by segment.

INTEREST EXPENSE, NET decreased 12% in the three months ended June 30, 2011 compared to the same period in 2010, primarily due to a lower average amount of debt outstanding. The lower interest expense on our debt was partially offset by higher amortization charges on capitalized deferred financing costs from the December 2010 debt refinancing. For the six month periods, Interest expense, net, decreased 15%, also due to a lower average amount of debt outstanding.

OTHER (EXPENSE) INCOME, NET for the three months ended June 30, 2011 and 2010 was $(0.6) million for both periods, which consisted of net foreign currency exchange gains and losses. Other (expense) income, net was $(1.0) million for the six months ended June 30, 2011, which consisted of net foreign currency exchange gains and losses, and $1.1 million for the six months ended June 30, 2010, which consisted of a $2.4 million gain from an insurance settlement partially offset by $(1.3) million of net foreign currency exchange losses.

PROVISION FOR INCOME TAXES was $16.0 million for the three months ended June 30, 2011 compared to $10.3 million in the prior year quarter. The effective tax rate was 33.1% for the three months ended June 30, 2011 and 33.9% for the same period in 2010. The decrease in the effective tax rate was primarily due to the impact of a change in the estimated annual mix of pre-tax income by jurisdiction. For the six months ended June 30, 2011, the provision for income taxes was $29.4 million compared to $18.5 million in the six months ended June 30, 2010, and the effective tax rates were 32.4% and 31.8%, respectively.

NET INCOME was $32.2 million and $20.1 million for the three months ended June 30, 2011 and 2010, respectively, an increase of 60%. Both basic and diluted earnings per share increased $0.12 per share over the prior year quarter. For the six month periods, net income increased 55%, while basic earnings per share increased 56% and diluted earnings per share increased 55%.

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

The following sections present the results of our three segments:

Research

	As Of And For The Three Months Ended June 30, 2011	As Of And For The Three Months Ended June 30, 2010	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2011	As Of And For The Six Months Ended June 30, 2010	Increase (Decrease)	Percentage Increase (Decrease)

Financial Measurements:
Revenues (1)	$250,015	$209,095	$40,920	20%	$493,450	$419,768	$73,682	18%
Gross contribution (1)	$168,304	$135,970	$32,334	24%	$332,805	$274,706	$58,099	21%
Gross contribution margin	67%	65%	2 points	—	67%	65%	2 points	—

Business Measurements:
Contract value (1)	$1,006,923	$872,192	$134,731	15%
Client retention	82%	81%	1 point	—
Wallet retention	100%	93%	7 points	—

(1)	Dollars in thousands.

Research segment revenues increased strongly, up 20% on a quarter-over-quarter basis with increases across all of our regions, products, and client types. Excluding the favorable effect of foreign currency translation, revenues increased 14%. The segment gross contribution margin increased by 2 points quarter-over-quarter due to the higher revenues and the operating leverage inherent in the Research business. When comparing the six month periods, revenues increased 18% in the 2011 period, but excluding the favorable effect of foreign currency translation, revenues increased 14%. The segment gross contribution margin increased by 2 points, again due to higher revenues and the operating leverage in this business.

Research contract value at June 30, 2011 increased 15% compared to June 30, 2010 and 16% excluding the foreign currency translation impact. Contract value increased across all of the Company’s sales regions and product lines. Both client retention and wallet retention improved over 2010, with increases of 1 point in client retention and 7 points in wallet retention. The increase in wallet retention substantially above the increase in client retention reflects the successful sales efforts by the Company to increase the spending of retained clients.

Consulting

	As Of And For The Three Months Ended June 30, 2011	As Of And For The Three Months Ended June 30, 2010	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2011	As Of And For The Six Months Ended June 30, 2010	Increase (Decrease)	Percentage Increase (Decrease)

Financial Measurements:
Revenues (1)	$77,962	$75,760	$2,202	3%	$148,592	$147,399	$1,193	1%
Gross contribution (1)	$28,873	$31,819	$(2,946)	(9)%	$54,362	$60,241	$(5,879)	(10)%
Gross contribution margin	37%	42%	(5) points	—	37%	41%	(4) points	—

Business Measurements:
Backlog (1)	$94,845	$93,600	$1,245	1%
Billable headcount	490	440	50	11%
Consultant utilization	64%	71%	(7) points	—	65%	71%	(6) points	—
Average annualized revenue per billable headcount	$414	$430	$(16)	(4)%	$419	$435	$(16)	(4)%

(1)	Dollars in thousands.

Consulting revenues increased 3% quarter-over-quarter, primarily due to higher revenues in core consulting and, to a lesser extent, increases in our strategic advisory (SAS) and contract optimization businesses. Excluding the favorable impact of foreign currency translation, revenues decreased about 2% quarter-over-quarter. The gross contribution margin declined by 5 points due to higher payroll expenses resulting from additional investment in headcount and merit salary increases, and lower consultant utilization.

For the six month periods, revenues improved 1% in 2011 due to increases in our SAS and core consulting businesses. These increases were partially offset by lower revenues in our contract optimization business, which were particularly strong in the first half of 2010. Consulting revenues declined 2% excluding the favorable impact of foreign currency translation. The gross contribution margin declined by 4 points due to the same factors impacting the quarter-over-quarter results. Backlog at June 30, 2011 increased 1% compared to June 30, 2010.

Events

	As Of And For The Three Months Ended June 30, 2011	As Of And For The Three Months Ended June 30, 2010	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2011	As Of And For The Six Months Ended June 30, 2010	Increase (Decrease)	Percentage Increase (Decrease)

Financial Measurements:
Revenues (1)	$37,566	$29,340	$8,226	28%	$53,068	$42,861	$10,207	24%
Gross contribution (1)	$17,315	$11,499	$5,816	51%	$22,980	$16,714	$6,266	37%
Gross contribution margin	46%	39%	7 points	—	43%	39%	4 points	—

Business Measurements:
Number of events	21	21	—	—	32	30	2 events	7%
Number of attendees	11,295	9,697	1,598	16%	15,632	13,071	2,561	20%

(1)	Dollars in thousands.

Events revenues increased 28% quarter-over-quarter but excluding the favorable impact of foreign currency translation, revenues increased 24%. The 21 events held in the second quarter of 2011 consisted of 18 ongoing events, 2 new event launches and 1 event moved in to the quarter. The event moved into the quarter, the NA Summit event, is a large event that was held in 2010 in the first quarter. Overall attendance at events was up a strong 16%. The $8.2 million revenue increase was primarily attributable to our 18 on-going events, with $6.2 million of higher revenues reflecting strong increases in the number of attendees and exhibitors. The remaining $2.0 million increase was primarily due to the net impact of events timing, including the NA Summit event, and the new events. Average revenue for attendees and exhibitors was up 10% and 12%, respectively. The gross contribution margin increased 7 points when comparing the second quarter of 2011 to 2010 due to the higher attendance and higher average revenue.

For the six month periods, Events revenues increased 24% in 2011, or $10.2 million, with foreign currency translation adding approximately 3 points of the increase. We held 32 events in 2011, which consisted of 27 ongoing events and 5 new events. Overall, we had strong increases in the number of attendees and exhibitors, while average revenue increased 8% for attendees and 9% for exhibitors. The majority of the $10.2 million revenue increase was due to our ongoing events, which increased $9.1 million. The gross contribution margin increased 4 points, primarily due to higher contribution from the ongoing events.

LIQUIDITY AND CAPITAL RESOURCES

The Company entered into a five-year credit agreement in December 2010 that provides for a $200.0 million term loan and a $400.0 million revolving credit facility (the “2010 Credit Agreement”). Under the revolving credit facility, amounts may be borrowed, repaid, and re-borrowed through the maturity date of the agreement in December 2015. The credit arrangement contains an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, by up to an additional $150.0 million in the aggregate.

We finance our operations primarily through cash generated from our on-going operating activities. At June 30, 2011, we had $125.3 million of cash and cash equivalents and $367.0 million of available borrowing capacity under our revolving credit facility. Our cash and cash equivalents are held in numerous locations throughout the world, with approximately 88% held outside the United States at June 30, 2011. We believe that we have adequate liquidity and that the cash we expect to earn from our on-going operating activities, our existing cash balances, and the expanded borrowing capacity we have under our revolving credit facility will be sufficient for our expected short-term and foreseeable long-term operating needs.

The following table summarizes the changes in the Company’s cash and cash equivalents (in thousands):

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Dollar Increase (Decrease)

Cash provided by operating activities	$63,913	$61,592	$2,321
Cash used in investing activities	(9,460)	(19,844)	10,384
Cash used by financing activities	(49,728)	(28,286)	(21,442)

Net change in cash and cash equivalents	4,725	13,462	(8,737)
Effects of exchange rates	435	(7,672)	8,107
Beginning cash and cash equivalents	120,181	116,574	3,607

Ending cash and cash equivalents	$125,341	$122,364	$2,977

Operating

Operating cash flow increased by $2.3 million when comparing the six months ended June 30, 2011 to the same period in 2010. The increase was primarily due to $21.9 million in higher net income and $18.0 million in lower cash payments for income taxes, acquisition costs, and severance. These increases were substantially offset by higher cash bonus and commission payments in the 2011 period due to our stronger financial performance and additional excess tax benefits in 2011 from exercises of stock-based compensation awards. The additional excess tax benefits resulted from higher exercise activity and a substantially higher market value of our Common Stock. In accordance with U.S. GAAP accounting rules, these excess tax benefits are required to be reclassified from the operating activities category to the financing activities category. However, the reclassification had no impact on the net change in cash and cash equivalents for the period.

Investing

Cash used in our investing activities declined in the 2011 period due to $12.2 million in payments made for the acquisition of Burton Group in the prior year period. We used $9.5 million for capital expenditures in the 2011 period compared to $7.7 million in 2010. The $9.5 million used in the 2011 period includes $1.5 million of capital expenditures for the renovation of our Stamford headquarters facility, which is fully reimbursable by the landlord. The Company received reimbursement of $0.7 million of the $1.5 million in capital expenditures in the first half of 2011, which is recorded in the Statement of Cash Flows as an operating cash flow benefit. The Company received the remaining $0.8 million landlord reimbursement in July 2011, which will be recorded as an operating cash flow benefit in the Company’s third quarter.

Financing

We used an additional $21.4 million of cash in our financing activities in the first half of 2011 compared to the same period in 2010 as the net proceeds from borrowings was $28.2 million less in the 2011 period and we used an additional $12.8 million for share repurchases in the 2011 period. Partially offsetting these additional uses of cash was $19.5 million more in cash from option exercises and excess tax benefits in the 2011 period as a higher average stock price in the 2011 period resulted in a significantly increased number of exercises.

OBLIGATIONS AND COMMITMENTS

2010 Credit Agreement

As of June 30, 2011, we had $220.0 million outstanding under our 2010 Credit Agreement, which provides for a five-year, $200.0 million term loan and a $400.0 million revolving credit facility. The 2010 Credit Agreement contains an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, by up to an additional $150.0 million in the aggregate. The Company has not borrowed under the expansion feature.

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

Off-Balance Sheet Arrangements

Through June 30, 2011, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

BUSINESS AND TRENDS

Our quarterly and annual revenue, operating income, and cash flow fluctuate as a result of many factors, including: the timing of our Symposium/ITxpo series that normally occurs during the fourth calendar quarter, as well as our other events; the amount of new business generated; the mix of domestic and international business; changes in market demand for our products and services; changes in foreign currency rates; the timing of the development, introduction and marketing of new products and services; competition in the industry; and other factors. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of our 2010 Annual Report on Form 10-K which is incorporated herein by reference.

RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting guidance issued by the various U.S. standard setting and governmental authorities that have not yet become effective and may impact our Consolidated Financial Statements in future periods are described below, together with our assessment of the potential impact they may have on our Consolidated Financial Statements and related disclosures:

Comprehensive Income. In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, the new rule will require an entity to present net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Gartner will adopt this new rule in the quarter ending March 31, 2012. While the adoption of this new guidance will change the presentation of comprehensive income, we do not believe it will impact the determination of the Company’s results of operations, cash flows, or financial position.

Fair Value Measurements. In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 establishes a number of new requirements for fair value measurements. These include: (1) a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; (2) an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and (3) a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This ASU is effective for interim and annual periods beginning after December 15, 2011. Gartner will adopt this new rule in the quarter ending March 31, 2012. The adoption of this ASU may result in additional fair value disclosures but is not expected to have an impact on the Company’s consolidated financial statements.

Repurchase Agreements. In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. This ASU amends the sale accounting requirement concerning a transferor’s ability to repurchase transferred financial assets even in the event of default by the transferee, which typically is facilitated in a repurchase agreement by the presence of a collateral maintenance provision. Specifically, the level of cash collateral received by a transferor will no longer be relevant in determining whether a repurchase agreement constitutes a sale. As a result of this amendment, more repurchase agreements will be treated as secured financings rather than sales. This ASU is effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 15, 2011. Since Gartner does not engage in repurchase agreement transactions, the adoption of this ASU will not have an impact on the Company’s consolidated financial statements or disclosures.

Business Combination Disclosures. In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). The new rule is intended to improve consistency in how pro forma disclosures are calculated and enhance the disclosure requirements and require a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also require a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The new rule should be applied prospectively to business combinations for which the acquisition date is after the effective date. Gartner adopted FASB ASU 2010-29 on January 1, 2011 and there was no impact on our consolidated financial statements or disclosures. However, since the new rule is prospective in application, any future business combination will likely require additional disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to changes in interest rates arising from borrowings under our 2010 Credit Agreement. At June 30, 2011, we had $190.0 million outstanding under the term loan and $30.0 million outstanding under the revolver. Borrowings under this facility are floating rate, which may be either prime-based or Eurodollar-based. The rate paid for these borrowings includes a base floating rate plus a margin between 0.50% and 1.25% on prime borrowings and between 1.50% and 2.25% on Eurodollar-based borrowings.

We have an interest rate swap contract which effectively converts the floating base rate on the first $200.0 million of our borrowings to a 2.26% fixed rate. The Company only hedges the base interest rate risk on the first $200.0 million of its outstanding borrowings. Accordingly, we are exposed to interest rate risk on borrowings in excess of $200.0 million. A 25 basis point increase or decrease in interest rates would change pre-tax annual interest expense on the additional revolver borrowing capacity under the 2010 Credit Agreement (not including the expansion feature) by approximately $0.9 million.

Foreign Currency Risk

We have customers in numerous countries, and 44% and 45% of our revenues for the fiscal years ended December 31, 2010 and 2009, respectively, were derived from sales outside of the U.S. As a result, we conduct business in numerous currencies other than the U.S dollar. Among the major foreign currencies in which we conduct business are the Euro, the British Pound, the Japanese Yen, the Australian dollar, and the Canadian dollar. Our foreign currency exposure results in both translation risk and transaction risk:

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

A measure of the potential impact of foreign currency translation on our Condensed Consolidated Balance Sheets can be determined through a sensitivity analysis of our cash and cash equivalents. At June 30, 2011, we had $125.3 million of cash and cash equivalents, a substantial portion of which was denominated in foreign currencies. If the foreign exchange rates of the major currencies in which we operate changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on June 30, 2011 would have increased or decreased by approximately $7.5 million.

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

We typically enter into foreign currency forward exchange contracts to offset the effects of foreign currency transaction risk. These contracts are normally short term in duration and unrealized and realized gains and losses are recognized in current period earnings. At June 30, 2011, we had 18 outstanding foreign currency forward contracts with a total notional amount of $83.5 million and a net unrealized loss of $0.3 million. All of these contracts matured by the end of July 2011.

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

Management conducted an evaluation, as of June 30, 2011, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Act.

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

The Internal Revenue Service (“IRS”) has completed its examination of the Federal income tax return of the Company for the tax year ended December 31, 2007. In December 2010 the Company received a report of the audit findings. The Company disagrees with certain of the proposed adjustments and is disputing this matter through applicable IRS and judicial procedures, as appropriate. In April 2011 the Company received notice that the IRS intends to conduct an audit of the 2008 and 2009 tax years. The audits for these years commenced during the second quarter and are in the early stages of examination. Although the final resolution of these audits is uncertain and there are no assurances that the ultimate resolution will not exceed the amounts recorded, the Company believes that the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, cash flows, or results of operations.

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

The following table provides detail related to repurchases of our Common Stock for treasury in the six months ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that may yet be Purchased Under our Share Repurchase Program (in thousands)

2011
January	2,031	$34.60
February	1,082,232	36.26
March	326,565	38.52

Total (1)	1,410,828	$36.78

April	5,312	$40.14
May	861,294	38.59
June	66,018	38.10

Total (2)	932,624	$38.56	$416.2

(1)	The total cash paid for these shares was $51.9 million.

(2)	The total cash paid for these shares was $36.0 million.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

10.1	Amended and Restated Employment Agreement between Eugene A. Hall and Gartner, Inc. dated as of April 13, 2011.

31.1	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32	Certification under 18 U.S.C. 1350.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.

Items 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date: August 2, 2011	/s/ Christopher J. Lafond

Christopher J. Lafond
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)