Form 10-Q
period 2011-09-30
GARTNER INC
filed 2011-11-01
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number 1-14443

GARTNER, INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-3099750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. Box 10212	06902-7700
56 Top Gallant Road	(Zip Code)
Stamford, CT
(Address of principal executive offices)

Registrant’s telephone number, including area code: (203) 316-1111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of October 20, 2011, 94,894,264 shares of the registrant’s common shares were outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	September 30, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$156,903	$120,181
Fees receivable, net	349,287	364,818
Deferred commissions	60,627	71,955
Prepaid expenses and other current assets	66,869	64,148

Total current assets	633,686	621,102
Property, equipment and leasehold improvements, net	57,109	47,614
Goodwill	510,227	510,265
Intangible assets, net	7,798	13,584
Other assets	95,611	93,093

Total Assets	$1,304,431	$1,285,658

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$183,599	$247,733
Deferred revenues	598,393	523,263
Current portion of long-term debt	52,500	40,156

Total current liabilities	834,492	811,152
Long-term debt	157,500	180,000
Other liabilities	118,372	107,450

Total Liabilities	1,110,364	1,098,602
Stockholders’ Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 156,234,415 shares issued for both periods	78	78
Additional paid-in capital	636,797	611,782
Accumulated other comprehensive income, net	5,810	14,638
Accumulated earnings	697,555	605,677
Treasury stock, at cost, 61,145,251 and 60,245,718 common shares, respectively	(1,146,173)	(1,045,119)

Total Stockholders’ Equity	194,067	187,056

Total Liabilities and Stockholders’ Equity	$1,304,431	$1,285,658

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Revenues:
Research	$255,979	$214,680	$749,429	$634,448
Consulting	70,815	65,397	219,407	212,796
Events	18,990	16,045	72,058	58,906

Total revenues	345,784	296,122	1,040,894	906,150
Costs and expenses:
Cost of services and product development	142,696	125,897	428,473	387,279
Selling, general and administrative	148,461	127,488	442,891	388,378
Depreciation	6,638	6,194	19,143	19,218
Amortization of intangibles	739	2,531	5,788	7,994
Acquisition and integration charges	—	1,249	—	7,090

Total costs and expenses	298,534	263,359	896,295	809,959

Operating income	47,250	32,763	144,599	96,191
Interest expense, net	(2,282)	(3,005)	(7,863)	(9,569)
Other (expense) income, net	(541)	(373)	(1,494)	736

Income before income taxes	44,427	29,385	135,242	87,358
Provision for income taxes	13,963	9,310	43,364	27,767

Net income	$30,464	$20,075	$91,878	$59,591

Income per common share:
Basic	$0.32	$0.21	$0.95	$0.62

Diluted	$0.31	$0.20	$0.92	$0.60

Weighted average shares outstanding:
Basic	96,057	95,473	96,462	95,698
Diluted	98,259	98,797	99,467	99,584

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,

	2011	2010

Operating activities:
Net income	$91,878	$59,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	24,931	27,212
Stock-based compensation expense	24,750	23,298
Excess tax benefits from stock-based compensation	(22,458)	(12,575)
Deferred taxes	3,812	(6,699)
Amortization of debt issue costs	1,733	785
Changes in assets and liabilities:
Fees receivable, net	16,023	15,148
Deferred commissions	11,354	15,685
Prepaid expenses and other current assets	(6,241)	(3,212)
Other assets	2,051	(36,317)
Deferred revenues	74,021	59,811
Accounts payable, accrued, and other liabilities	(45,389)	(16,352)

Cash provided by operating activities	176,465	126,375

Investing activities:
Additions to property, equipment and leasehold improvements	(23,720)	(12,211)
Acquisitions (net of cash received)	—	(12,151)

Cash used in investing activities	(23,720)	(24,362)

Financing activities:
Proceeds from stock issued under stock plans	17,771	19,380
Proceeds from debt issuance	5,000	27,000
Payments on debt	(15,156)	(56,000)
Purchases of treasury stock	(141,214)	(76,476)
Excess tax benefits from stock-based compensation	22,458	12,575

Cash used by financing activities	(111,141)	(73,521)

Net increase in cash and cash equivalents	41,604	28,492
Effects of exchange rates on cash and cash equivalents	(4,882)	3,346
Cash and cash equivalents, beginning of period	120,181	116,574

Cash and cash equivalents, end of period	$156,903	$148,412

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Business and Basis of Presentation

Business. Gartner, Inc. (“Gartner” or the “Company”) is a global information technology research and advisory company with its headquarters in Stamford, Connecticut. Gartner delivers its principal products and services through three business segments: Research, Consulting, and Events. When used in these notes, the terms “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

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

The fiscal year of the Company represents the period from January 1 through December 31. In the opinion of management, all normal recurring accruals considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and nine months ended September 30, 2011 may not be indicative of the results of operations for the remainder of 2011.

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

Management continuously evaluates and revises its estimates using historical experience and other factors, including the general economic environment and actions it may take in the future. We adjust such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on management’s best judgment at a point in time. As a result, differences between our estimates and actual results could be material and would be reflected in the Company’s consolidated financial statements in future periods.

Note 2 — Comprehensive Income

The components of Comprehensive income include net income, foreign currency translation adjustments, unrealized gains and losses on interest rate swaps, and deferred gains and losses on defined benefit pension plans. Amounts recorded in Comprehensive income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Net income:	$30,464	$20,075	$91,878	$59,591
Other comprehensive loss, net of tax effect:
Foreign currency translation adjustments	(5,352)	7,415	(3,828)	1,086
Unrealized (loss) gain on interest rate swaps	(3,170)	673	(4,902)	2,257
Amortization of pension unrealized gain	(33)	(56)	(100)	(169)

Other comprehensive loss	(8,555)	8,032	(8,830)	3,174

Comprehensive income	$21,909	$28,107	$83,048	$62,765

Note 3 — Computation of Earnings per Share

The following table sets forth the reconciliation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Numerator:
Net income used for calculating basic and diluted earnings per share	$30,464	$20,075	$91,878	$59,591

Denominator:
Weighted average number of common shares used in the calculation of basic earnings per share	96,057	95,473	96,462	95,698
Common stock equivalents associated with stock-based compensation plans (1), (2)	2,202	3,324	3,005	3,886

Shares used in the calculation of diluted earnings per share	98,259	98,797	99,467	99,584

Basic earnings per share	$0.32	$0.21	$0.95	$0.62

Diluted earnings per share	$0.31	$0.20	$0.92	$0.60

(1)

For the three months ended September 30, 2011 and 2010, 1.6 million and 1.0 million of common stock equivalents, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

(2)

For the nine months ended September 30, 2011 and 2010, 0.3 million and 0.5 million of common stock equivalents, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Note 4 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service- and performance-based restricted stock units, and common stock equivalents. At September 30, 2011, the Company had approximately 6.4 million shares of its common stock, par value $.0005 per share (the “Common Stock”) available for awards of stock-based compensation under its 2003 Long-Term Incentive Plan.

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

Stock-Based Compensation Expense

The Company recognized the following amounts of stock-based compensation expense by award type in the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

Award type:	2011	2010	2011	2010

Stock appreciation rights (SARs)	$1.0	$0.9	$3.4	$3.7
Common stock equivalents (CSEs)	0.1	0.2	0.4	0.4
Restricted stock units (RSUs)	6.7	6.2	21.0	19.2

Total	$7.8	$7.3	$24.8	$23.3

Stock-based compensation expense was recognized as follows in the Consolidated Statements of Operations for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

Amount recorded in:	2011	2010	2011	2010

Cost of services and product development	$3.3	$3.1	$11.3	$10.9
Selling, general and administrative	4.5	4.2	13.5	12.4

Total stock-based compensation expense	$7.8	$7.3	$24.8	$23.3

As of September 30, 2011, the Company had $49.6 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted-average service period of approximately 2.2 years.

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

The following table summarizes changes in SARs outstanding for the nine months ended September 30, 2011:

	SARs (in millions)	Per Share Weighted- Average Exercise Price	Per Share Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2010	2.5	$17.22	$6.62	4.55 years
Granted	0.4	38.05	13.58	6.40 years
Forfeited	—	—	—	n/a
Exercised	(0.3)	16.96	6.62	n/a

Outstanding at September 30, 2011 (1), (2)	2.6	$20.13	$7.58	4.25 years

Vested and exercisable at September 30, 2011 (2)	1.2	$17.71	$6.67	3.29 years

n/a=not applicable

(1)	Approximately 1.4 million of these outstanding SARs were unvested. The Company expects that substantially all of these unvested awards will vest in future periods.

(2)	Total SARs outstanding had an intrinsic value of $39.2 million. SARs vested and exercisable had an intrinsic value of $20.6 million.

The fair value of the SARs was estimated on the date of grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions:

	Nine Months Ended September 30, (1)

	2011	2010

Expected dividend yield (2)	0%	0%
Expected stock price volatility (3)	38%	40%
Risk-free interest rate (4)	2.2%	2.4%
Expected life in years (5)	4.8	4.8

(1)	The Company did not make any SARs grants during the three months ended September 30, 2011 or 2010.

(2)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. Historically, Gartner has not paid cash dividends on its Common Stock.

(3)	The determination of expected stock price volatility was based on both historical Common Stock prices and implied volatility from publicly traded options in the Common Stock.

(4)	The risk-free interest rate is based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

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

The following table summarizes the changes in RSUs outstanding during the nine months ended September 30, 2011:

	Restricted Stock Units (RSUs) (in millions)	Per Share Weighted Average Grant Date Fair Value

Outstanding at December 31, 2010	3.9	$16.52
Granted (1)	0.7	38.03
Vested and released	(1.4)	17.22
Forfeited	(0.1)	21.51

Outstanding at September 30, 2011 (2), (3)	3.1	$21.50

(1)

The 0.7 million RSUs granted in 2011 consisted of 0.3 million target performance-based RSUs awarded to executives and 0.4 million service-based RSUs awarded to non-executive employees and certain board members. The 0.3 million performance-based RSUs represents the target amount of the award. The actual number of performance-based RSUs that will ultimately be granted will be between 0% and 200% of the target amount, depending on the performance metric achieved. For 2011, the performance metric is the dollar level of the Company’s subscription-based contract value at December 31, 2011. If the specified minimum level of achievement is not met, the performance-based RSUs will be forfeited in their entirety, and any compensation expense already recorded will be reversed.

(2)	The Company expects that substantially all of the outstanding awards will vest in future periods.

(3)	The weighted-average remaining contractual term of the outstanding RSUs is approximately 1.2 years.

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

The following table summarizes the changes in CSEs outstanding during the nine months ended September 30, 2011:

	Common Stock Equivalents (RSUs)	Per Share Weighted Average Grant Date Fair Value

Outstanding at December 31, 2010	117,208	$	N/A
Granted	9,795		38.13
Converted to common shares	(12,390)		N/A
Forfeited	—		N/A

Outstanding at September 30, 2011	114,613	$	N/A

N/A=not available

Stock Options

Historically, the Company granted stock options to employees that allowed them to purchase shares of Common Stock at a certain price. The Company has not made any stock option grants since 2006. All outstanding options are fully vested and there is no remaining unamortized cost. The Company received $15.2 million and $17.2 million in cash from option exercises in the nine months ended September 30, 2011 and 2010, respectively.

The following table summarizes the changes in stock options outstanding during the nine months ended September 30, 2011:

	Options in millions	Per Share Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)

Vested and outstanding at December 31, 2010	2.6	$11.13	2.59 years	$58.2
Expired	—	—	N/A	N/A
Exercised (1)	(1.3)	11.41	N/A	N/A

Vested and outstanding at September 30, 2011	1.3	$10.84	1.60 years	$31.4

N/A=not applicable

(1)	Options exercised during the nine months ended September 30, 2011 had an intrinsic value of $35.7 million.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESP Plan”) under which eligible employees are permitted to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation (or $23,750 in any calendar year), at a price equal to 95% of the closing price of the Common Stock as reported by the New York Stock Exchange at the end of each offering period.

At September 30, 2011, the Company had approximately 1.4 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718, and as a result the Company does not record compensation expense for employee share purchases. The Company received $2.6 million and $2.2 million in cash from share purchases under the ESP Plan in the nine months ended September 30, 2011 and 2010, respectively.

The Company’s Board of Directors and Stockholders approved a new 2011 Employee Stock Purchase that became effective September 1, 2011. The shares remaining available under the prior ESP Plan on August 31, 2011 were transferred to the new plan, and no additional shares were reserved for issuance under the new plan.

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

The following tables present information about the Company’s reportable segments (in thousands):

Three Months Ended September 30, 2011:	Research	Consulting	Events	Consolidated

Revenues	$255,979	$70,815	$18,990	$345,784
Gross contribution	173,615	24,458	5,553	203,626
Corporate and other expenses				(156,376)

Operating income				47,250
Interest expense, net				(2,282)
Other expense, net				(541)

Income before income taxes				$44,427

Three Months Ended September 30, 2010:	Research	Consulting	Events	Consolidated

Revenues	$214,680	$65,397	$16,045	$296,122
Gross contribution	140,605	23,981	5,974	170,560
Corporate and other expenses				(137,797)

Operating income				32,763
Interest expense, net				(3,005)
Other expense, net				(373)

Income before income taxes				$29,385

Nine Months Ended September 30, 2011:	Research	Consulting	Events	Consolidated

Revenues	$749,429	$219,407	$72,058	$1,040,894
Gross contribution	506,420	78,820	28,533	613,773
Corporate and other expenses				(469,174)

Operating income				144,599
Interest expense, net				(7,863)
Other expense, net				(1,494)

Income before income taxes				$135,242

Nine Months Ended September 30, 2010:	Research	Consulting	Events	Consolidated

Revenues	$634,448	$212,796	$58,906	$906,150
Gross contribution	415,311	84,222	22,688	522,221
Corporate and other expenses				(426,030)

Operating income				96,191
Interest expense, net				(9,569)
Other income, net				736

Income before income taxes				$87,358

Note 6 — Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the tangible and identifiable intangible net assets acquired. The evaluation of goodwill is performed in accordance with FASB ASC Topic 350, which requires an annual assessment of potential goodwill impairment at the reporting unit level. A reporting unit can be an operating segment or a business if discrete financial information is prepared and reviewed by management. The Company has three reporting units: Research, Consulting, and Events.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other – Testing Goodwill for Impairment (“ASU No. 2011-08”). ASU No. 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before automatically applying the two-step goodwill impairment test, which has been the required test since 2002. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test to determine the amount, if any, of impaired goodwill. Otherwise, the two-step goodwill impairment test is not required. The objective of ASU No. 2011-08 is to both simplify and reduce the on-going cost of goodwill impairment testing for both private and public companies. On September 30, 2011, the Company early adopted ASU No. 2011-08 and conducted a qualitative assessment of reporting unit goodwill. The Company concluded that the fair value of its reporting units was in excess of their carrying amounts, and the Company did not conduct the two-step goodwill impairment test. As a result, the adoption of ASU No. 2011-08 did not impact the Company’s results of operations, cash flows, or financial position.

The following table presents changes to the carrying amount of goodwill by reporting unit during the nine months ended September 30, 2011 (in thousands):

	Research	Consulting	Events	Total

Balance, December 31, 2010 (1)	$368,521	$99,817	$41,927	$510,265
Foreign currency translation adjustments	(69)	17	14	(38)

Balance, September 30, 2011	$368,452	$99,834	$41,941	$510,227

(1)	The Company does not have any accumulated goodwill impairment losses.

Amortizable Intangible Assets

The following tables present the carrying amounts of amortizable intangible assets as of the periods indicated (in thousands):

September 30, 2011	Content	Trade Name	Customer Relationships	Total

Gross cost	$10,634	$5,758	$7,210	$23,602
Accumulated amortization	(10,634)	(2,015)	(3,155)	(15,804)

Net	$—	$3,743	$4,055	$7,798

December 31, 2010	Content	Trade Name	Customer Relationships	Total

Gross cost	$10,634	$5,758	$7,210	$23,602
Accumulated amortization	(7,089)	(1,152)	(1,777)	(10,018)

Net	$3,545	$4,606	$5,433	$13,584

The Company’s amortizable intangible assets are charged against earnings over the following periods:

	Content	Trade Name	Customer Relationships

Useful Life (Years)	1.5	5	4

Aggregate amortization expense related to intangible assets was $0.7 million and $2.5 million for the three months ended September 30, 2011 and 2010, respectively, and $5.8 million and $8.0 million for the nine months ended September 30, 2011 and 2010, respectively.

The estimated future amortization expense by year from amortizable intangibles is as follows (in thousands):

2011 (remaining three months)	$744
2012	2,955
2013	2,955
2014	1,144

$7,798

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

The 2010 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum interest expense coverage ratio, and covenants limiting the Company’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, make investments and enter into certain transactions with affiliates. The Company was in full compliance with these covenants at September 30, 2011 and December 31, 2010.

The following table provides information regarding the Company’s borrowings (in thousands):

Description:	Amount Outstanding September 30, 2011	Annualized Contractual Interest Rate September 30, 2011 (2)	Amount Outstanding December 31, 2010

Term loans	$185,000	1.87%	$200,000
Revolver (1)	25,000	1.80%	20,156

Total	$210,000		$220,156

(1)	The Company had $371.9 million of available borrowing capacity on the revolver (not including the expansion feature) as of September 30, 2011.

(2)

The contractual rate on the term loan consisted of a 0.37% Eurodollar base rate plus a margin of 1.50%, while the contractual rate on the revolver consisted of a weighted-average Eurodollar base rate of 0.30% plus a margin of 1.50%. The Company has an interest rate swap contract which converts the floating Eurodollar base rate to a fixed base rate of 2.26% on $200.0 million of borrowings (see below). Including the impact of the swap, the annualized effective interest rate as of September 30, 2011 on $200.0 million of these borrowings was 3.76%.

Interest Rate Swap Hedge

The Company has a $200.0 million notional fixed-for-floating interest rate swap contract which it accounts for as a designated hedge of the forecasted interest payments on the Company’s variable rate borrowings. Under the swap terms, the Company pays a base fixed rate of 2.26% and in return receives a three-month Eurodollar base rate.

The Company accounts for the interest rate swap as a cash flow hedge in accordance with FASB ASC Topic 815. Since the swap is hedging forecasted interest payments, changes in the fair value of the swap are recorded in Other Comprehensive Income (“OCI”), as long as the swap continues to be a highly effective hedge of the designated interest rate risk. Any ineffective portion of change in the fair value of the hedge is recorded in earnings. At September 30, 2011, there was no ineffective portion of the hedge. The interest rate swap had a negative fair value to the Company of $10.3 million at September 30, 2011, which is recorded in OCI, net of tax effect.

Letters of Credit

The Company issues letters of credit and related guarantees in the ordinary course of business. At September 30, 2011 and December 31, 2010, the Company had outstanding letters of credit and guarantees of $4.8 million and $5.3 million, respectively.

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

The Company’s share repurchase activity is included in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Number of shares repurchased (1)	1,543,069	48,904	3,886,521	3,188,945
Cost of repurchased shares (in thousands) (2)	$53,354	$1,372	$141,214	$76,475

(1)	The nine months ended September 30, 2011 includes 500,000 shares the Company repurchased directly from ValueAct Capital Master Fund L.P. in a private transaction.

(2)	As of September 30, 2011, the Company had $363.0 million remaining for share repurchases under its $500.0 million share repurchase program.

Note 9 — Income Taxes

The provision for income taxes was $14.0 million for the three months ended September 30, 2011 compared to $9.3 million in the prior year quarter. The effective tax rate was 31.4% for the three months ended September 30, 2011 and 31.7% for the same period in 2010. The provision for income taxes was $43.4 million for the nine months ended September 30, 2011 compared to $27.8 million in the nine months ended September 30, 2010. The effective tax rate was 32.1% for the nine months ended September 30, 2011 and 31.8% for the same period in 2010.

At September 30, 2011 and December 31, 2010, the Company had gross unrecognized tax benefits of $19.1 million and $15.8 million, respectively. The increase of $3.3 million is primarily attributable to gross unrecognized tax benefits recorded during the period. It is reasonably possible that the gross unrecognized tax benefits will decrease by $2.8 million within the next 12 months, primarily due to settlements of outstanding audits and the expiration of the relevant statutes of limitation. At September 30, 2011 and December 31, 2010, the Company had Other liabilities of $16.3 million and $15.7 million, respectively, related to long term uncertain tax positions.

The Internal Revenue Service (“IRS”) has completed its examination of the Federal income tax return of the Company for the tax year ended December 31, 2007. In December 2010 the Company received a report of the audit findings. The Company disagrees with certain of the proposed adjustments and is disputing this matter through applicable IRS and judicial procedures, as appropriate. In the second quarter of 2011 the IRS commenced an audit of the 2008 and 2009 tax years. The Company continues to comply with all information requests and no material adjustments of the Company’s tax positions have been proposed at this time for the 2008 and 2009 tax years. Although the final resolution of these audits is uncertain and there are no assurances that the ultimate resolution will not exceed the amounts recorded, the Company believes that the ultimate disposition of these matters will not have a material adverse effect on its consolidated financial position, cash flows, or results of operations.

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

The following tables provide information regarding the Company’s outstanding derivatives contracts (in thousands, except for number of outstanding contracts) as of the dates indicated:

September 30, 2011
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability) (4)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI

Interest Rate Swap (1)	1	$200,000	$(10,271)	Other liabilities	$(6,162)
Interest Rate Swaps (2)	2	61,500	(662)	Accrued liabilities	—
Foreign Currency Forwards (3)	15	71,140	(212)	Accrued liabilities	—

Total	18	$332,640	$(11,145)		$(6,162)

December 31, 2010
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability) (4)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI (1)

Interest Rate Swap (1)	1	$200,000	$(2,101)	Other liabilities	$(1,261)
Interest Rate Swaps (2)	2	147,750	(3,966)	Other liabilities	—
Foreign Currency Forwards (3)	63	250,220	618	Other current assets	—

Total	66	$597,970	$(5,449)		$(1,261)

(1)

The Company entered into this interest rate swap on December 22, 2010. The Company designated and accounts for this swap as a cash flow hedge of the forecasted interest payments on borrowings (see Note 7 — Debt). As a result, changes in fair value of this swap are recognized in OCI, net of tax effect.

(2)	Changes in fair value of these swaps are recognized in earnings. Both swaps mature in January 2012.

(3)

The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currencies. The Company enters into short-term foreign currency forward exchange contracts to offset the economic effects of these foreign currency transaction risks. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other income (expense), net since the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding contracts at September 30, 2011 matured by the end of October 2011.

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

The following table provides information regarding derivative gains and losses that have been recognized in the Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

Amount recorded in:	2011	2010	2011	2010

Interest expense, net (1)	$1,022	$1,799	$3,100	$6,117
Other (income) expense, net (2)	(1,976)	1,497	1,794	(1,413)

Total (income) expense, net	$(954)	$3,296	$4,894	$4,704

(1)	Includes interest expense (income) recognized on the Company’s interest rate swap contracts.

(2)	Includes realized and unrealized gains and losses on foreign currency forward contracts.

Note 11 — Fair Value Disclosures

The Company’s financial instruments include cash equivalents, fees receivable from customers, accounts payable, and accruals which are normally short-term in nature. The Company believes the carrying amounts of these financial instruments reasonably approximates their fair value.

At September 30, 2011, the Company had $210.0 million of outstanding floating rate borrowings under its 2010 Credit Facility, which is carried at amortized cost. The Company believes the carrying amount of the debt reasonably approximates its fair value since the borrowings carry floating interest rates which reflect current market rates for similar instruments with comparable maturities.

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

•	Level 3 — Valuation inputs are unobservable and significant to the fair value measurement.

The following table presents Company assets and liabilities measured at fair value on a recurring basis for the periods indicated (in thousands):

	Fair Value at September 30, 2011	Fair Value at December 31, 2010

Description
Assets:
Deferred compensation assets (1)	$23,212	$24,113
Foreign currency exchange forward contracts, net (2)	—	618

	$23,212	$24,731

Liabilities:
Interest rate swap contracts (3)	$10,933	$6,067
Foreign currency exchange forward contracts, net (2)	212	—

	$11,145	$6,067

(1)

The Company has two supplemental deferred compensation arrangements for the benefit of certain highly compensated officers, managers and other key employees. The assets consist of investments in money market and mutual funds, and company-owned life insurance. The money market and mutual funds consist of cash equivalents or securities traded in active markets, and the Company considers the fair value of these assets to be based on a Level 1 input. The value of the Company-owned life insurance is based on indirectly observable prices, which the Company considers to be a Level 2 input.

(2)

The Company enters into foreign currency exchange forward contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates (see Note 10—Derivatives and Hedging). Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, which the Company considers to be a Level 2 input.

(3)

The Company has three outstanding interest rate swap contracts (see Note 10—Derivatives and Hedging). To determine the fair value of the swaps, the Company relies on mark-to-market valuations prepared by third-party brokers based on observable interest rate yield curves, which the Company considers to be a Level 2 input.

Note 12 — Employee Benefits

Defined Benefit Pension Plans

The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company’s defined benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $0.6 million for both the three months ended September 30, 2011 and 2010, and $2.0 million and $1.8 million for the nine months ended September 30, 2011 and 2010, respectively.

Note 13 — Commitments and Contingencies

Contingencies

We are involved in legal proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position, cash flows, or results of operations when resolved in a future period.

The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of September 30, 2011, the Company did not have any indemnification agreements that would require material payments.

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

BUSINESS OVERVIEW

Gartner, Inc. (NYSE: IT) is the world’s leading information technology research and advisory company. We deliver the technology-related insight necessary for our clients to make the right decisions, every day. From CIOs and senior IT leaders in corporations and government agencies, to business leaders in high-tech and telecom enterprises and professional services firms, to technology investors, we are the valuable partner to clients in over 11,700 distinct organizations. Through the resources of Gartner Research, Gartner Consulting, and Gartner Events, we work with every client to research, analyze and interpret the business of IT within the context of their individual role. Founded in 1979, Gartner is headquartered in Stamford, Connecticut, U.S.A., with 4,900 associates, including over 1,250 research analysts and consultants, and clients in 85 countries.

The foundation for all Gartner products and services is our independent research on IT issues. The findings from this research are delivered through our three customer segments — Research, Consulting and Events:

▪

Research provides insight for CIOs, IT professionals, technology companies and the investment community through reports and briefings, access to our analysts, as well as peer networking services and membership programs designed specifically for CIOs and other senior executives.

▪

Consulting consists primarily of consulting, measurement engagements and strategic advisory services (paid one-day analyst engagements) (“SAS”), which provide assessments of cost, performance, efficiency and quality focused on the IT industry.

▪	Events consists of various symposia, conferences and exhibitions focused on the IT industry.

For more information regarding Gartner and our products and services, visit www.gartner.com.

BUSINESS MEASUREMENTS

We believe the following business measurements are important performance indicators for our business segments:

BUSINESS SEGMENT	BUSINESS MEASUREMENTS

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

EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION

We have executed a consistent growth strategy since 2005 to drive double-digit revenue and earnings growth. The fundamentals of our strategy include a focus on creating extraordinary research insight, deliver innovative and highly differentiated product offerings, build a strong sales capability, provide world class client service, focus on client engagement and retention, and continuously improve our operational effectiveness.

We had total revenues of $345.8 million in the third quarter of 2011, an increase of 17% over the same quarter of 2010. Revenues were up strongly in our Research and Events segments, at 19% and 18% respectively, while Consulting was up 8%. Overall quarterly revenues increased 12% when adjusted for the impact of foreign currency. For a more complete discussion of our results by segment, see Segment Results below.

We had net income of $30.5 million in the third quarter of 2011, an increase of 52% compared to third quarter 2010. Diluted earnings per share increased $0.11 quarter-over-quarter, to $0.31 per share for third quarter 2011. Our operating cash flow increased by 40% in the nine months ended September 30, 2011 compared to the same period of 2010.

We repurchased almost 3.9 million of our common shares in the nine months ended September 30, 2011 as part of our continued focus on enhancing shareholder value. We had almost $157.0 million of cash and cash equivalents on September 30, 2011 and we had $371.9 million of available borrowing capacity under our revolving credit facility.

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

The following table provides our total fees receivable, along with the related allowance for losses (in thousands):

	September 30, 2011	December 31, 2010

Total fees receivable	$355,987	$372,018
Allowance for losses	(6,700)	(7,200)

Fees receivable, net	$349,287	$364,818

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

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other - Testing Goodwill for Impairment (“ASU No. 2011-08”). ASU No. 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before automatically applying the two-step goodwill impairment test, which has been the required test since 2002. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test to determine the amount, if any, of impaired goodwill. Otherwise, the two-step goodwill impairment test is not required. The objective of ASU No. 2011-08 is to both simplify and reduce the on-going cost of goodwill impairment testing for both private and public companies. On September 30, 2011, the Company early adopted ASU No. 2011-08 and conducted a qualitative assessment of reporting unit goodwill. The Company concluded that the fair value of its reporting units was in excess of their carrying amounts, and as a result the Company did not conduct the two-step goodwill impairment test.

With the adoption of ASU No. 2011-08, we are now required to assess certain identified qualitative factors that may indicate reporting unit goodwill is impaired and/or to estimate the fair values of our reporting units based on estimates of future operating results and business market, and economic conditions in developing long-term forecasts. If we determine that the fair value of any reporting unit is less than its carrying amount, we must recognize an impairment charge for a portion of the associated goodwill of that reporting unit against earnings in our financial statements. Due to the numerous variables associated with our judgments, assumptions, and conclusions relating to the identified qualitative factors and the valuation of the reporting units and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty, and as additional information becomes known, we may change our estimates.

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

RESULTS OF OPERATIONS

Overall Results

The following tables summarize the changes in selected line items in our interim Condensed Consolidated Statements of Operation for the periods indicated (dollars in thousands):

For the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Income Increase (Decrease)	Income Increase (Decrease) %

Total revenues	$345,784	$296,122	$49,662	17
Costs and expenses:
Cost of services and product development	142,696	125,897	(16,799)	(13)
Selling, general and administrative	148,461	127,488	(20,973)	(16)
Depreciation	6,638	6,194	(444)	(7)
Amortization of intangibles	739	2,531	1,792	71
Acquisition and integration charges	—	1,249	1,249	100

Operating income	47,250	32,763	14,487	44
Interest expense, net	(2,282)	(3,005)	723	24
Other expense, net	(541)	(373)	(168)	(45)
Provision for income taxes	(13,963)	(9,310)	(4,653)	(50)

Net income	$30,464	$20,075	$10,389	52

For the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Income Increase (Decrease)	Income Increase (Decrease) %

Total revenues	$1,040,894	$906,150	$134,744	15
Costs and expenses:
Cost of services and product development	428,473	387,279	(41,194)	(11)
Selling, general and administrative	442,891	388,378	(54,513)	(14)
Depreciation	19,143	19,218	75	—
Amortization of intangibles	5,788	7,994	2,206	28
Acquisition and integration charges	—	7,090	7,090	100

Operating income	144,599	96,191	48,408	50
Interest expense, net	(7,863)	(9,569)	1,706	18
Other (expense) income, net	(1,494)	736	(2,230)	(100)
Provision for income taxes	(43,364)	(27,767)	(15,597)	(56)

Net income	$91,878	$59,591	$32,287	54

Total Revenues for the three months ended September 30, 2011 increased $49.7 million, or 17%, compared to the same quarter in 2010. Quarterly revenues increased in all three reporting units, with double-digit increases in both Research and Events. Excluding the favorable impact of foreign currency translation, total quarterly revenues increased 12%. For the nine month periods, revenues increased 15% in 2011, with increases in all three of our reporting units. Excluding the favorable impact of foreign currency translation, revenues for the nine months ended September 30, 2011 increased 11% over 2010. Please refer to the section of this MD&A below entitled “Segment Results” for additional discussion of revenues and results by segment.

Cost of Services and Product Development increased by $16.8 million quarter-over-quarter, or 13%. The increase was primarily due to higher payroll and related benefits costs related to increased headcount and merit salary increases, the impact of foreign currency translation, and additional travel expenses. Cost of services and product development as a percentage of revenues improved by 2 points, to 41% in 2011 from 43% in 2010, primarily driven by higher Research revenues and the operating leverage inherent in the Research business.

For the nine month periods, Cost of services and product development increased 11%, or $41.2 million, in 2011 compared to 2010. Consistent with the quarter, the increase was primarily due to higher payroll and related benefits costs due to increased headcount and merit salary increases, the impact of foreign currency translation, and additional travel costs. Cost of services and product development as a percentage of revenues for the nine month periods improved by 2 points, to 41% in 2011 from 43% in 2010. Consistent with the quarter, the improvement was primarily driven by higher Research revenues and the operating leverage inherent in the Research business.

Selling, General and Administrative (“SG&A”) was $21.0 million, or 16%, higher quarter-over-quarter. The increase was primarily due to higher payroll costs and the negative impact of foreign currency translation. The higher payroll costs resulted from additional headcount, higher sales commissions, and merit salary increases. The increased headcount was primarily due to the investment in additional quota-bearing sales associates, which increased 18%. SG&A expense increased 14%, or $54.5 million in the nine months ended September 30, 2011 compared to the same period in the prior year. Consistent with the quarter-over-quarter increase, the additional expense was primarily driven by higher payroll costs and the negative impact of foreign currency translation.

Depreciation expense increased 7% quarter-over-quarter due to the accelerated amortization on certain leasehold improvement assets. The accelerated amortization resulted from the Company’s decision to terminate a lease early. Depreciation expense was flat when comparing the nine month periods as the additional depreciation from capital expenditures and the accelerated amortization on the leasehold improvement was effectively offset by certain fixed assets becoming fully depreciated.

Amortization of Intangibles decreased in both the three and nine months ended September 30, 2011 compared to the same periods in 2010 due to certain intangibles becoming fully amortized in 2010.

Acquisition and Integration Charges was zero in the three and nine months ended September 30, 2011 and $1.2 million and $7.1 million in the three and nine months ended September 30, 2010, respectively. These charges related to acquisitions completed in December 2009 and included legal, consulting, severance, and other costs.

Operating Income increased $14.5 million, or 44%, quarter-over-quarter, to $47.3 million in the three months ended September 30, 2011 compared to $32.8 million in the three months ended September 30, 2010. Operating income as a percentage of revenues improved by 3 points, to 14% in the three months ended September 30, 2011 compared to 11% in the three months ended September 30, 2010, due to a significantly higher segment contribution from the Research business and to a lesser extent, lower intangible amortization and acquisition and integration charges.

For the nine month periods, operating income increased 50% in 2011 compared to 2010. As a percentage of revenues, operating income also improved by 3 points in 2011 compared to 2010, primarily due to a significantly higher segment contribution from the Research business. Also contributing to the increase was a higher contribution from the Events business and lower intangible amortization and acquisition and integration charges.

Please refer to the section of this MD&A entitled “Segment Results” below for a further discussion of revenues and results by segment.

Interest Expense, Net decreased 24% in the three months ended September 30, 2011 compared to the same period in 2010, primarily due to a substantially lower average amount of debt outstanding. The lower interest expense on our debt was partially offset by higher amortization charges on capitalized deferred financing costs from the December 2010 debt refinancing. For the nine month periods, Interest expense, net, decreased 18%, also due to a substantially lower average amount of debt outstanding.

Other (Expense) Income, Net for the three months ended September 30, 2011 and 2010 was $(0.5) million and $(0.4) million, respectively, which consisted of net foreign currency exchange gains and losses. Other (expense) income, net was $(1.5) million for the nine months ended September 30, 2011, which consisted of net foreign currency exchange gains and losses, and $0.7 million for the nine months ended September 30, 2010, which consisted of a $2.4 million gain from an insurance settlement substantially offset by net foreign currency exchange losses.

Provision For Income Taxes was $14.0 million for the three months ended September 30, 2011 compared to $9.3 million in the prior year quarter. The effective tax rate was 31.4% for the three months ended September 30, 2011 and 31.7% for the same quarter in 2010. For the nine months ended September 30, 2011, the provision for income taxes was $43.4 million compared to $27.8 million in the nine months ended September 30, 2010, and the effective tax rates were 32.1% and 31.8%, respectively.

Net Income was $30.5 million and $20.1 million for the three months ended September 30, 2011 and 2010, respectively, an increase of 52%. Both basic and diluted earnings per share increased $0.11 per share over the prior year quarter. For the nine month periods, net income increased 54%, while both basic and diluted earnings per share increased 53%.

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

The following sections present the results of our three segments:

Research

	As Of And For The Three Months Ended September 30, 2011	As Of And For The Three Months Ended September 30, 2010	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2011	As Of And For The Nine Months Ended September 30, 2010	Increase (Decrease)	Percentage Increase (Decrease)

Financial Measurements:
Revenues (1)	$255,979	$214,680	$41,299	19%	$749,429	$634,448	$114,981	18%
Gross contribution (1)	$173,615	$140,605	$33,010	23%	$506,420	$415,311	$91,109	22%
Gross contribution margin	68%	65%	3 points	—	68%	65%	3 points	—

Business Measurements:
Contract value (1)	$1,035,926	$905,506	$130,420	14%
Client retention	82%	82%	—	—
Wallet retention	100%	95%	5 points	—

(1)	Dollars in thousands.

Research segment revenues increased strongly, up 19% on a quarter-over-quarter basis with increases across all of our regions, products, and client types. Excluding the favorable effect of foreign currency translation, revenues increased 15%. The segment gross contribution margin increased by 3 points quarter-over-quarter due to the higher revenues and the operating leverage inherent in the Research business. When comparing the nine month periods, revenues increased 18% in the 2011 period, but excluding the favorable effect of foreign currency translation, revenues increased 15%. The segment gross contribution margin increased by 3 points, again due to higher revenues and the operating leverage in this business.

Research contract value at September 30, 2011 increased 14% compared to September 30, 2010 and 15% excluding the foreign currency translation impact. Contract value increased across all of the Company’s sales regions and product lines and represents the highest reported contract value in the Company’s history. Client retention was 82% for both periods while wallet retention improved 5 points over 2010. The increase in wallet retention substantially above the increase in client retention reflects the successful sales efforts by the Company to increase the spending of retained clients.

Consulting

	As Of And For The Three Months Ended September 30, 2011	As Of And For The Three Months Ended September 30, 2010	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2011	As Of And For The Nine Months Ended September 30, 2010	Increase (Decrease)	Percentage Increase (Decrease)

Financial Measurements:
Revenues (1)	$70,815	$65,397	$5,418	8%	$219,407	$212,796	$6,611	3%
Gross contribution (1)	$24,458	$23,981	$477	2%	$78,820	$84,222	$(5,402)	(6)%
Gross contribution margin	35%	37%	(2) points	—	36%	40%	(4) points	—

Business Measurements:
Backlog (1)	$92,887	$93,991	$(1,104)	(1)%
Billable headcount	482	453	29	6%
Consultant utilization	61%	65%	(4) points	—	62%	69%	(7) points	—
Average annualized revenue per billable headcount (1)	$404	$408	$(4)	(1)%	$404	$426	$(22)	(5)%

(1)	Dollars in thousands.

Consulting revenues increased 8% quarter-over-quarter, primarily due to higher revenues in core consulting. Excluding the favorable impact of foreign currency translation, revenues increased about 4% quarter-over-quarter. The gross contribution margin declined by 2 points due to higher payroll expenses resulting from additional investment in headcount and merit salary increases, and lower consultant utilization.

For the nine month periods, revenues increased 3% in 2011, primarily due to higher revenues in core consulting and, to a lesser extent, an increase in strategic advisory (SAS) business revenue. Consulting revenues were flat excluding the favorable impact of foreign currency translation. The gross contribution margin declined by 4 points due to the same factors impacting the quarter-over-quarter results. Backlog at September 30, 2011 decreased 1% compared to September 30, 2010, to $92.9 million.

Events

	As Of And For The Three Months Ended September 30, 2011	As Of And For The Three Months Ended September 30, 2010	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2011	As Of And For The Nine Months Ended September 30, 2010	Increase (Decrease)	Percentage Increase (Decrease)

Financial Measurements:
Revenues (1)	$18,990	$16,045	$2,945	18%	$72,058	$58,906	$13,152	22%
Gross contribution (1)	$5,553	$5,974	$(421)	(7)%	$28,533	$22,688	$5,845	26%
Gross contribution margin	29%	37%	(8) points	—	40%	39%	1 point	—

Business Measurements:
Number of events	16	14	2	14%	48	44	4 events	9%
Number of attendees	6,676	5,954	722	12%	22,308	19,025	3,283	17%

(1)	Dollars in thousands.

Events revenues increased 18% quarter-over-quarter, or $2.9 million, which was primarily attributable to higher revenues from several of our on-going events. Excluding the favorable impact of foreign currency translation, events revenues increased 12%. We held 16 events in the third quarter of 2011, which consisted of 12 ongoing events, 2 new event launches and 2 events moved in to the quarter. The number of attendees and exhibitors increased 12% and 14% respectively, while average revenue per attendee rose 7% and average revenue per exhibitor declined 7%. The gross contribution margin decreased 8 points primarily due to lower exhibitor revenue in 4 of our on-going events and to a lesser extent due to timing, as the event launches and events moved in to the quarter had lower margins than the events discontinued and moved out.

For the nine month periods, Events revenues increased 22% in 2011, or $13.2 million, with foreign currency translation adding approximately 3 points of the increase. We held 48 events in the first nine months of 2011, and we had strong increases in the number of attendees and exhibitors, which increased 17% and 13%, respectively. Average revenue increased 8% per attendee and 5% for exhibitors. The gross contribution margin improved by 1 point, primarily due to a higher contribution from our ongoing events.

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

We finance our operations primarily through cash generated from our on-going operating activities. At September 30, 2011, we had almost $157.0 million of cash and cash equivalents and $371.9 million of available borrowing capacity under our revolving credit facility. Our cash and cash equivalents are held in numerous locations throughout the world, with approximately 85% held outside the United States at September 30, 2011. We believe that we have adequate liquidity and that the cash we expect to earn from our on-going operating activities, our existing cash balances, and the expanded borrowing capacity we have under our revolving credit facility will be sufficient for our expected short-term and foreseeable long-term operating needs.

The following table summarizes the changes in the Company’s cash and cash equivalents (in thousands):

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Cash Increase (Decrease)

Cash provided by operating activities	$176,465	$126,375	$50,090
Cash used in investing activities	(23,720)	(24,362)	642
Cash used by financing activities	(111,141)	(73,521)	(37,620)

Net change in cash and cash equivalents	41,604	28,492	13,112
Effects of exchange rates	(4,882)	3,346	(8,228)
Beginning cash and cash equivalents	120,181	116,574	3,607

Ending cash and cash equivalents	$156,903	$148,412	$8,491

Operating

Operating cash flow increased by $50.1 million when comparing the nine months ended September 30, 2011 to the same period in 2010. The increase was primarily due to $32.3 million in higher net income and $27.0 million in lower cash payments for income taxes, acquisition charges, severance, and other costs. We also received $2.5 million in cash reimbursements for capital expenditures on the renovation of our Stamford headquarters facility, and we also had improved collections on receivables. These increases were partially offset by higher cash bonus and commission payments in the 2011 period due to our stronger financial performance and additional excess tax benefits in 2011 from exercises of stock-based compensation awards.

Investing

Cash used in our investing activities declined by $0.6 million, to $23.7 million in 2011 compared to $24.4 million in 2010. We used $23.7 million for capital expenditures in the 2011 period compared to $12.2 million in 2010, and we also made $12.2 million in payments related to the acquisition of Burton Group in the 2010 period.

The $23.7 million of capital expenditures in the 2011 period included $4.6 million for the renovation of our Stamford headquarters facility, which is fully reimbursable by the landlord. The Company received reimbursement of $2.5 million of this amount in the nine months ended September 30, 2011, which is recorded as an operating cash flow benefit. The Company will receive the remaining $2.1 million landlord reimbursement in the fourth quarter 2011, which will also be recorded as an operating cash flow benefit when received.

Financing

We used an additional $37.6 million of cash in our financing activities in the nine months ended September 30, 2011 compared to the same period in 2010. The increase in the use of cash was primarily due to $64.7 million more used for share repurchases in the 2011 period, which was partially offset by an $18.8 million reduction in cash used for debt repayments and $8.3 million more in cash realized from option exercises and excess tax benefits. The additional cash from option exercises in the 2011 period was due to a higher average stock price in the 2011 period.

OBLIGATIONS AND COMMITMENTS

2010 Credit Agreement

As of September 30, 2011, we had $210.0 million outstanding under our 2010 Credit Agreement, which provides for a five-year, $200.0 million term loan and a $400.0 million revolving credit facility. The 2010 Credit Agreement contains an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, by up to an additional $150.0 million in the aggregate. The Company has not borrowed under the expansion feature.

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

Off-Balance Sheet Arrangements

Through September 30, 2011, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to changes in interest rates arising from borrowings under our 2010 Credit Agreement. At September 30, 2011, we had $185.0 million outstanding under the term loan and $25.0 million outstanding under the revolver. Borrowings under this facility are floating rate, which may be either prime-based or Eurodollar-based. The rate paid for these borrowings includes a base floating rate plus a margin between 0.50% and 1.25% on prime borrowings and between 1.50% and 2.25% on Eurodollar-based borrowings.

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

A measure of the potential impact of foreign currency translation on our Condensed Consolidated Balance Sheets can be determined through a sensitivity analysis of our cash and cash equivalents. At September 30, 2011, we had $156.9 million of cash and cash equivalents, a substantial portion of which was denominated in foreign currencies. If the foreign exchange rates of the major currencies in which we operate changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on September 30, 2011 would have increased or decreased by approximately $9.0 million.

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

We typically enter into foreign currency forward exchange contracts to offset the effects of foreign currency transaction risk. These contracts are normally short term in duration and unrealized and realized gains and losses are recognized in current period earnings. At September 30, 2011, we had 15 outstanding foreign currency forward contracts with a total notional amount of $71.1 million and an immaterial net unrealized loss. All of these contracts matured by the end of October 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

We have established disclosure controls and procedures that are designed to ensure that the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner. Specifically, these controls and procedures ensure that the information is accumulated and communicated to our executive management team, including our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure.

Management conducted an evaluation, as of September 30, 2011, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

The Internal Revenue Service (“IRS”) has completed its examination of the Federal income tax return of the Company for the tax year ended December 31, 2007. In December 2010 the Company received a report of the audit findings. The Company disagrees with certain of the proposed adjustments and is disputing this matter through applicable IRS and judicial procedures, as appropriate. In the second quarter of 2011 the IRS commenced an audit of the 2008 and 2009 tax years. The Company continues to comply with all information requests and no material adjustments of the Company’s tax positions have been proposed at this time for the 2008 and 2009 tax years. Although the final resolution of these audits is uncertain and there are no assurances that the ultimate resolution will not exceed the amounts recorded, the Company believes that the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, cash flows, or results of operations.

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of our 2010 Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The Company has a $500.0 million share repurchase program to be utilized to acquire shares of Common Stock. Repurchases may be made from time-to-time through open market purchases, private transactions, tender offers or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s shared-based compensation awards. Repurchases will be funded from cash flow from operations and borrowings under the Company’s Credit Agreement. The following table provides detail related to repurchases of our Common Stock for treasury in the nine months ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that may yet be Purchased Under our Share Repurchase Program (in thousands)

2011 (1)
January	2,031	$34.60
February	1,082,232	36.26
March	326,565	38.52

Total	1,410,828	$36.78

April	5,312	$40.14
May	861,294	38.59
June	66,018	38.10

Total	932,624	$38.56

July	567	$37.02
August	752,378	34.28
September	790,124	34.86

Total	1,543,069	$34.58	$363.0

(1)	The Company paid a total of $141.2 million in cash for share repurchases in the nine months ended September 30, 2011.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

31.1	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32	Certification under 18 U.S.C. 1350.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.

Items 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date: November 1, 2011	/s/ Christopher J. Lafond

Christopher J. Lafond
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)