Form 10-K
period 2011-12-31
GARTNER INC
filed 2012-02-23
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,584,707,867 based on the closing sale price as reported on the New York Stock Exchange.

The number of shares outstanding of the registrant’s common stock was 93,368,900 as of January 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held June 7, 2012 (Proxy Statement)	Part III

GARTNER, INC.
2011 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS.

GENERAL

Gartner, Inc. (“Gartner”) (NYSE: IT) is the world’s leading information technology research and advisory company. We deliver the technology-related insight necessary for our clients to make the right decisions, every day. From CIOs and senior IT leaders in corporations and government agencies, to business leaders in high-tech and telecom enterprises and professional services firms, to supply chain professionals and technology investors, we are the valuable partner to clients in over 12,400 distinct organizations. We work with every client to research, analyze and interpret the business of IT within the context of their individual role. Founded in 1979, Gartner is headquartered in Stamford, Connecticut, U.S.A., and as of December 31, 2011, we had 4,975 associates, including 1,295 research analysts and consultants, and clients in 85 countries.

The foundation for all Gartner products and services is our independent research on IT and supply chain issues. The findings from this research are delivered through our three business segments — Research, Consulting and Events:

•

Research provides objective insight on critical and timely technology and supply chain initiatives for CIOs, other IT professionals, supply chain leaders, technology companies and the investment community through reports, briefings, proprietary tools, access to our analysts, peer networking services, and membership programs that enable our clients to make better decisions about their IT and supply chain investments.

•

Consulting provides customized solutions to unique client needs through on-site, day-to-day support, as well as proprietary tools for measuring and improving IT performance with a focus on cost, performance, efficiency, and quality.

•

Events provide IT, supply chain, and business professionals the opportunity to attend various symposia, conferences and exhibitions to learn, contribute and network with their peers. From our flagship event Symposium/ITxpo, to Summits focused on specific technologies and industries, to experimental workshop-style Seminars, our events distill the latest Gartner research into applicable insight and advice.

For more information regarding Gartner and our products and services, visit www.gartner.com.

References to “the Company,” “we,” “our,” and “us” are to Gartner, Inc. and its consolidated subsidiaries.

MARKET OVERVIEW

Information technology is critical to supporting increased productivity, service improvement and revenue in every organization around the world, from business enterprises of every size, to governments and government agencies, as well as other organizations. IT and the supply chain are viewed today as strategic components of growth and operating performance. Given the strategic and critical nature of technology decision-making and spending, business enterprises, governments and their agencies, and other organizations turn to outside experts for guidance in procurement, implementation and operations advice in order to maximize the value of their IT investments.

As the costs of IT solutions continue to rise, IT executives and professionals have realized the importance of making well-informed decisions and increasingly seek to maximize their returns on IT capital investments. As a result, any IT investment decision in an enterprise is subject to increased financial scrutiny, especially in the current challenging economic climate. In addition, today’s IT marketplace is dynamic and complex. Technology providers continually introduce new products with a wide variety of standards and features that are prone to shorter life cycles. Users of technology — a group that encompasses nearly all organizations — must keep abreast of new developments in technology to ensure that their IT systems are reliable, efficient and meet both their current and future needs.

OUR SOLUTION

We provide high-quality, independent and objective research and fact-based analysis on the IT industry. Through our robust product portfolio, our global research team provides thought leadership and technology insights that enable CIOs, supply chain professionals, executives and other technology practitioners the information and advice they need to make the right decisions, every day.

We employ a diversified business model that utilizes and leverages the breadth and depth of our intellectual capital. The foundation of our business model is our ability to create and distribute our proprietary research content as broadly as possible via published reports and briefings, consulting and advisory services, and our events, including Gartner Symposium/ITxpo.

With a base of 814 research analysts, we create timely and relevant technology-related research. In addition, we have 481 experienced consultants who combine our objective, independent research with a practical, business perspective focused on the IT industry. Our events are the largest of their kind, gathering highly qualified audiences of CIOs, other senior business executives and IT professionals, supply chain leaders, and purchasers and providers of technology and supply chain products and services.

PRODUCTS AND SERVICES

Our diversified business model provides multiple entry points and synergies that facilitate increased client spending on our research, consulting services and events. A critical part of our long-term strategy is to increase business volume with our most valuable clients, identifying relationships with the greatest sales potential and expanding those relationships by offering strategically relevant research and advice. We also seek to extend the Gartner brand name to develop new client relationships, augment our sales capacity, and expand into new markets around the world. In addition, we seek to increase our revenue and operating cash flow through more effective pricing of our products and services. These initiatives have created additional revenue streams through more effective packaging, campaigning and cross-selling of our products and services.

Our principal products and services are delivered via our Research, Consulting and Events segments:

•

RESEARCH. Gartner research is the fundamental building block for all Gartner services and covers all technology-related markets, topics and industries, as well as supply chain topics. We combine our proprietary research methodologies with extensive industry and academic relationships to create Gartner solutions. Our research agenda is defined by clients’ needs, focusing on the critical issues, opportunities and challenges they face every day. Our research analysts are in regular contact with both technology providers and technology users, enabling them to identify the most pertinent topics in the IT marketplace and develop relevant product enhancements to meet the evolving needs of users of our research. They provide in-depth analysis on all aspects of technology, including hardware; software and systems; services; IT management; market data and forecasts; and vertical-industry issues. Our proprietary research content, presented in the form of reports, briefings, updates and related tools, is delivered directly to the client’s desktop via our website and/or product-specific portals. Clients typically sign contracts that provide access to our research content for individual users over a defined period of time, which is typically one year.

There are various products and services through which our clients can take advantage of the insight gained through our rigorous research processes and proprietary methodologies:

Gartner Executive Programs provides role-based offerings for CIOs which combines the shared intelligence of the largest CIO and IT executive community in the world with customized access to Gartner insight and resources. An Executive Programs membership leverages the knowledge and expertise of Gartner in ways that are specific to the CIO’s needs. This service provides CIOs with the combined value of role-specific insights from Gartner analysts, practical advice from an exclusive community of peers, and expert coaching from a leadership partner. Our Gartner for Enterprise IT Leaders product, which is part of Executive Programs, provides a personalized service consisting of Gartner research, peer-interaction and networking to help CIO direct reports save time and money, mitigate risk and exploit new opportunities. Approximately 4,100 CIOs and senior IT executives are members of Gartner Executive Programs.

Gartner for IT Leaders provides role-based research to assist functional IT leaders with effective decision making. These products align a client’s specific job-related challenges with appropriate Gartner analysts and insight, and connect IT leaders to IT peers who share common business and technology issues. Gartner for IT Leaders is an indispensable strategic resource, delivering timely, reliable insight to guide decisions and help these clients get the most from their highest-priority initiatives.

Gartner for Business Leaders provides research offerings for business leaders in technology providers and telecommunications companies—including product and marketing management, competitive intelligence and analyst relations professionals—to achieve a higher level of success in growing their business.

Gartner Industry Advisory Services address technology issues and topics with a focus on their impact on specific vertical industries. This service is for CIOs, CTOs, and other senior IT executives.

Gartner for Supply Chain Leaders delivers objective, actionable insight and best practices around key supply chain initiatives to help supply chain operations professionals build, manage and transform their global supply chains — maximizing productivity, minimizing risks and driving revenue and competitive advantage. We also offer sector-specific supply chain guidance for eight industries: aerospace, automotive, consumer products, chemical and process manufacturing, healthcare and life sciences, high-tech manufacturing, industrial manufacturing, and retail.

Gartner for Enterprise Supply Chain Leaders provides senior supply chain executives (in large, complex enterprises) with the same in-depth insight and best practice research as Gartner for Supply Chain Leaders, plus ongoing expert coaching from a trusted advisor and the ability to confer, collaborate and compare notes with a vibrant community of experienced peers.

Gartner for Technical Professionals provides technical architects and engineers with the in-depth technical research and guidance to deliver outstanding results on the projects and initiatives that support the successful execution of IT strategy.

Gartner Invest portfolio delivers technology research and analysis to buy-side investment professionals, including those in public equity, venture capital, private equity and investment banking to support the activities of investors interested in technology. Content is built around a base of published qualitative and quantitative Gartner research that captures both the supply- and demand-side perspectives of IT, and contains unique insight.

•

CONSULTING. Gartner Consulting brings together our unique research insight: benchmarking data, problem-solving methodologies and hands-on experience to improve the return on a client’s IT investment. Our consultants provide fact-based consulting services to help clients use and manage IT to enable business performance.

Consulting solutions capitalize on Gartner assets that are invaluable to IT decision making, including: (1) our extensive research, which ensures that our consulting analyses and advice are based on a deep understanding of the IT environment and the business of IT; (2) our market independence, which keeps our consultants focused on our client’s success; and (3) our market-leading benchmarking capabilities, which provide relevant comparisons and best practices to assess and improve performance.

Gartner Consulting provides solutions to CIO’s and other IT executives, and to those professionals responsible for IT applications, enterprise architecture, go-to-market strategies, infrastructure and operations, programs and portfolio management and sourcing and vendor relationships. Consulting also provides targeted consulting services to professionals in the banking and investment services, education, energy and utilities, government, healthcare providers and high-tech and telecom providers that utilize our in-depth knowledge of the demands of each industry. Finally, we provide actionable solutions for IT cost optimization, technology modernization and IT sourcing optimization initiatives.

•

EVENTS. Gartner Symposium/ITxpo events and Gartner Summit events are gatherings of technology’s most senior IT professionals, business strategists and practitioners. Gartner Events gives both clients and non-clients live access to insights from our latest proprietary research in a concentrated way. Informative sessions led by Gartner analysts are augmented with technology showcases, peer exchange opportunities, analyst one-on-one meetings, workshops and keynotes by technology’s top leaders. They also provide attendees with an opportunity to interact with business executives from the world’s leading technology companies.

Gartner Events attract high-level IT and business professionals who seek in-depth knowledge about technology products and services. Gartner Symposium/ITxpo events are large, strategic conferences held in various locations throughout the world for CIOs and other senior IT and business professionals. Gartner Summit events focus on specific topics, technologies and industries, providing IT professionals with the insight, solutions and networking opportunities to succeed in their job role. Finally, we offer targeted events for CIOs and IT executives, such as CIO Leadership Forum.

COMPETITION

We believe that the principal factors that differentiate us from our competitors are the following:

•

Superior IT research content — We believe that we create the broadest, highest-quality and most relevant research coverage of the IT industry. Our research analysis generates unbiased insight that we believe is timely, thought-provoking and comprehensive, and that is known for its high quality, independence and objectivity.

•	Our leading brand name — We have provided critical, trusted insight under the Gartner name for almost 35 years.

•

Our global footprint and established customer base — We have a global presence with clients in 85 countries on six continents. For 2011 and 2010, 46% and 44% of our revenues, respectively, were derived from sales outside of the U.S.

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

•

Vast network of analysts and consultants — As of December 31, 2011, we had 1,295 research analysts and consultants located around the world. Our analysts collectively speak 47 languages and are located in 26 countries, enabling us to cover all aspects of IT on a global basis.

Notwithstanding these differentiating factors, we face competition from a significant number of independent providers of information products and services. We compete indirectly against consulting firms and other information providers, including electronic and print media companies. These indirect competitors could choose to compete directly with us in the future. In addition, we face competition from free sources of information that are available to our clients through the Internet. Limited barriers to entry exist in the markets in which we do business. As a result, new competitors may emerge and existing competitors may start to provide additional or complementary services. However, we believe the breadth and depth of our research assets position us well versus our competition. Increased competition may result in loss of market share, diminished value in our products and services, reduced pricing and increased sales and marketing expenditures.

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

EMPLOYEES

As of December 31, 2011, we had 4,975 employees, an increase of 12% compared to December 31, 2010 as we continue to invest for future growth. We have 924 employees located at our headquarters in Stamford, Connecticut and a nearby office in Trumbull; 2,000 employees located elsewhere in the United States; and 2,051 employees located outside of the United States. Our employees may be subject to collective bargaining agreements at a company or industry level in those foreign countries where this is part of the local labor law or practice. We have experienced no work stoppages and consider our relations with our employees to be favorable.

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

ITEM 1A. RISK FACTORS

We operate in a highly competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. In addition, we and our clients are affected by global economic conditions. The following sections discuss many, but not all, of the risks and uncertainties that may affect our future performance, but is not intended to be all-inclusive. Any of the risks described below could have a material adverse impact on our business, prospects, results of operations, financial condition, and cash flows, and could therefore have a negative effect on the trading price of our common stock. Additionally risks not currently known to us or that we now deem immaterial may also harm us and negatively affect your investment.

Risks related to our business

Our operating results could be negatively impacted by global economic conditions. Our business is impacted by general economic conditions, both domestic and abroad. The global credit crisis and economic recession that began in 2008 contributed to significant slowdowns and uncertainty in global trade and economic activity, which continue through today. In addition, difficulties related to the refinancing of sovereign debt, especially in Europe, could negatively and materially affect demand for our products and services. Such difficulties could include the ability to maintain client retention, wallet retention and consulting utilization rates, achieve contract value and consulting backlog growth, attract attendees and exhibitors to our events or obtain new clients. Such developments could negatively impact our financial condition, results of operations, and cash flows.

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

We depend on renewals of subscription-based services and sales of new subscription-based services for a significant portion of our revenue, and our failure to renew at historical rates or generate new sales of such services could lead to a decrease in our revenues. A large portion of our success depends on our ability to generate renewals of our subscription-based research products and services and new sales of such products and services, both to new clients and existing clients. These products and services constituted 69% and 67% of our revenues for 2011 and 2010, respectively. Generating new sales of our subscription-based products and services, both to new and existing clients, is often a time consuming process. If we are unable to generate new sales, due to competition or other factors, our revenues will be adversely affected.

Our research subscription agreements are generally for twelve months. Our ability to maintain contract renewals is subject to numerous factors, including the following:

•	delivering high-quality and timely analysis and advice to our clients;

•	understanding and anticipating market trends and the changing needs of our clients; and

•	delivering products and services of the quality and timeliness necessary to withstand competition.

Additionally, as we continue to adjust our products and service offerings to meet our clients’ continuing needs, we may shift the type and pricing of our products which may impact client renewal rates. While our research client retention rate was 82% at December 31, 2011 and 83% at December 31, 2010, there can be no guarantee that we will continue to maintain this rate of client renewals.

We depend on non-recurring consulting engagements and our failure to secure new engagements could lead to a decrease in our revenues. Consulting segment revenues constituted 21% of our total revenues for 2011 and 23% for 2010. These consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including the following:

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

Our sales to governments are subject to appropriations and may be terminated. We derive significant revenues from contracts with the U.S. government and its respective agencies, numerous state and local governments and their respective agencies, and foreign governments and their agencies. At December 31, 2011 and 2010, approximately $225.0 million and $210.0 million, respectively, of our Research contract value and Consulting backlog was attributable to governments. We believe substantially all of the amount attributable to governments at December 31, 2011 will be filled in 2012. Our U.S. government contracts are subject to the approval of appropriations by the U.S. Congress to fund the agencies contracting for our services, and our contracts at the state and local levels are subject to various government authorizations and funding approvals and mechanisms. In general, most if not all of these contracts may be terminated at any time without cause (“termination for convenience”). Additionally, many state governments, their agencies, and municipalities across the United States are under severe financial strain and are considering significant budget cuts. Should appropriations for the governments and agencies that contract with us be curtailed, or should government contracts be terminated for convenience, we may experience a significant loss of segment and consolidated revenues.

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

Our international operations expose us to a variety of operational risks which could negatively impact our future revenue and growth. We have clients in 85 countries and a substantial amount of our revenues are earned outside of the U.S.

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

Natural disasters or geo-political events may disrupt our business. A major weather event, terrorist attack, earthquake, flood, volcanic activity, or other catastrophic disaster could significantly disrupt our operations. Such events could cause delays in initiating or completing sales, impede delivery of our products and services to our clients, disrupt other critical client-facing and business processes, or dislocate our critical internal functions. Our corporate headquarters is located approximately 30 miles from New York City, which was the site of a major terrorist attack in 2001, and we have an operations center located in Ft. Myers, Florida, a hurricane-prone area. We also operate in numerous international locations, and we have offices in a number of major cities across the globe. Abrupt political change, terrorist activity, and armed conflict pose a risk of general economic disruption in affected countries and regions, which may negatively impact our sales and increase our operating costs. Additionally, these conditions also may add uncertainty to the timing and budget decisions of our clients. Such events could significantly harm our ability to conduct normal business operations and negatively impact our financial condition and/or operating results.

Internet and critical internal computer system failures, cyber-attacks, or compromises of our systems or security could damage our reputation and harm our business. A significant portion of our business is conducted over the Internet and we rely heavily on computer systems. A cyber-attack, widespread Internet failure, or disruption of our critical information technology systems through viruses or otherwise could cause delays in initiating or completing sales, impede delivery of our products and services to our clients, disrupt other critical client-facing or business processes, or dislocate our critical internal functions. Such events could significantly harm our ability to conduct normal business operations and negatively impact our financial condition and/or operating results.

We take steps generally acknowledged as standard for the industry to secure our management information systems, including our computer systems, intranet, proprietary websites, email and other telecommunications and data networks, and we carefully scrutinize the security of outsourced website and service providers prior to retaining their services. However, the security measures implemented by us or by our outside service providers may not be effective and our systems (and those of our outside service providers) may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, cyber-attacks, computer viruses, power loss, or other disruptive events. Our reputation, brand, financial condition and/or operating results could be adversely affected if, as a result of a significant cyber event or other technology-related catastrophe, our operations are disrupted or shutdown; our confidential, proprietary information is stolen or disclosed; we incur costs or are required to pay fines in connection with stolen customer, employee, or other confidential information; we are required to dedicate significant resources to system repairs or increase cyber security protection; or we otherwise incur significant litigation or other costs as a result of these occurrences.

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

Our outstanding debt obligation could impact our financial condition or future operating results. We have a credit agreement that provides for a five-year, $200.0 million term loan and a $400.0 million revolving credit facility. The credit arrangement contains an expansion feature by which the term loan and revolving facility may be increased, at our option and under certain conditions, by up to an additional $150.0 million in the aggregate which may or may not be available to us depending upon prevailing credit market conditions.

The affirmative, negative and financial covenants of the credit arrangement could limit our future financial flexibility. Additionally, a failure to comply with these covenants could result in acceleration of all amounts outstanding under the arrangement, which would materially impact our financial condition unless accommodations could be negotiated with our lenders. No assurance can be given that we would be successful in doing so in this current financial climate, or that any accommodations that we were able to negotiate would be on terms as favorable as those presently contained in the credit arrangement. The associated debt service costs of this credit arrangement could impair our future operating results. The outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital.

We may require additional cash resources which may not be available on favorable terms or at all. We believe that our existing cash balances, projected cash flow from operations, and the borrowing capacity we have under our revolving credit facility will be sufficient to fund our plans for the next 12 months and the foreseeable future.

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

The Internal Revenue Service (“IRS”) has completed its examination of the federal income tax return of the Company for the tax year ended December 31, 2007. In December 2010, the Company received a report of the audit findings. The Company disagrees with certain of the proposed adjustments and is disputing this matter through applicable IRS and judicial procedures, as appropriate. In addition, in the second quarter of 2011 the IRS commenced an audit of the Company’s 2008 and 2009 tax years. The Company continues to comply with all information requests and no material adjustments of the Company’s tax positions have been proposed at this time for the 2008 and 2009 tax years. Although the final resolution of these audits is uncertain and there are no assurances that the ultimate resolution will not exceed the amounts recorded, the Company believes that the ultimate disposition of these matters will not have a material adverse effect on its consolidated financial position, cash flows, or results of operations.

Our corporate compliance program cannot guarantee that we are in compliance with all applicable laws and regulations. We operate in a number of countries, and as a result we are required to comply with numerous, and in many cases, changing international and U.S. federal, state and local laws and regulations. As a result, we have developed and instituted a corporate compliance program which includes the creation of appropriate policies defining employee behavior that mandate adherence to laws, employee training, annual affirmations, monitoring and enforcement. However, if any employee fails to comply with, or intentionally disregards, any of these laws or regulations, a range of liabilities could result for the employee and for the Company, including, but not limited to, significant penalties and fines, sanctions and/or litigation, and the expenses associated with defending and resolving any of the foregoing, any of which could have a material impact on our business.

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

As of December 31, 2011, the aggregate number of shares of our Common Stock issuable pursuant to outstanding grants and awards under these plans was approximately 6.8 million shares (approximately 2.3 million of which have vested). In addition, approximately 6.5 million shares may be issued in connection with future awards under our equity incentive plans. Shares of Common Stock issued under these plans are freely transferable without further registration under the Securities Act of 1933, as amended (the “Securities Act”), except for any shares held by affiliates (as that term is defined in Rule 144 under the Securities Act). We cannot predict the size of future issuances of our Common Stock or the effect, if any, that future issuances and sales of shares of our Common Stock will have on the market price of our Common Stock.

Interests of certain of our significant stockholders may conflict with yours. To our knowledge, as of the date of this report and based upon SEC filings, six institutional investors each presently hold over 5% of our Common Stock. While no stockholder or institutional investor individually holds a majority of our outstanding shares, these significant stockholders may be able, either individually or acting together, to exercise significant influence over matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, adoption or amendment of equity plans and approval of significant transactions such as mergers, acquisitions, consolidations and sales or purchases of assets. In addition, in the event of a proposed acquisition of the Company by a third party, this concentration of ownership may delay or prevent a change of control in us. Accordingly, the interests of these stockholders may not always coincide with our interests or the interests of other stockholders, or otherwise be in the best interests of us or all stockholders.

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

ITEM 2. PROPERTIES.

We lease 23 domestic and 44 international offices and we have a significant presence in Stamford, Connecticut, Ft. Myers, Florida and Egham, the United Kingdom. The Company does not currently own any properties.

Our corporate headquarters is located in approximately 213,000 square feet of leased office space in three buildings located in Stamford. This facility also accommodates research and analysis, marketing, sales, client support, production, corporate services, and administration. In 2010, the Company entered into an amended and restated lease agreement for the Stamford headquarters facility that provides for a term of fifteen years. The amended lease also grants the Company three options to renew the lease at fair market value for five years each, an option to purchase the facility at fair market value, and $25.0 million to be provided by the landlord to renovate the three buildings and the parking areas comprising the facility. The renovation work commenced in 2011 and is expected to be completed in late 2012.

Our Ft. Myers operations were located in 62,400 square feet of leased office space until early 2012, at which time we completely moved our operations to a new, expanded facility nearby consisting of approximately 120,000 square feet of leased office space located in one building for which the lease will expire in 2026. Our Egham location has approximately 72,000 square feet of leased office space in two buildings for which the leases expire in 2020 and 2025, respectively. Our other domestic and international locations support our research, consulting, domestic and international sales efforts, and other functions.

We continue to constantly assess our space needs as our business changes. We believe that our existing facilities and the expanded space in Ft. Myers will be adequate for our current and foreseeable needs. Should additional space be necessary, we believe that it will be available.

ITEM 3. LEGAL PROCEEDINGS.

We are involved in various legal and administrative proceedings and litigation arising in the ordinary course of business. The outcome of these individual matters is not predictable at this time. However, we believe that the ultimate resolution of these matters, after considering amounts already accrued and insurance coverage, will not have a material adverse effect on our financial position, results of operations, or cash flows in future periods.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is listed on the New York Stock Exchange under the symbol IT. As of January 31, 2012, there were 2,281 holders of record of our Common Stock. Our 2012 Annual Meeting of Stockholders will be held on June 7, 2012 at the Company’s corporate headquarters in Stamford, Connecticut. We did not submit any matter to a vote of our stockholders during the fourth quarter of 2011.

The following table sets forth the high and low sale prices for our Common Stock as reported on the New York Stock Exchange for the periods indicated:

	2011		2010

	High	Low	High	Low

Quarter ended March 31	$41.68	$33.11	$24.75	$18.07
Quarter ended June 30	43.39	35.79	26.58	21.73
Quarter ended September 30	41.87	31.98	29.99	22.72
Quarter ended December 31	41.09	32.24	34.00	29.54

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

SHARE REPURCHASES

The Company has a $500.0 million share repurchase program, of which $293.5 million remained available as of December 31, 2011. Repurchases may be made from time-to-time through open market purchases, private transactions, tender offers or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s shared-based compensation awards. Repurchases will be funded from cash flow from operations or borrowings.

The following table provides detail related to repurchases of our Common Stock in the three months ended December 31, 2011 pursuant to our share repurchase program and pursuant to the settlement of share-based compensation awards:

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (#)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($000’s)

October	250,836	$35.77	250,836
November	38,075	38.30	38,075
December (1)	1,714,806	35.19	1,714,806

Total (2)	2,003,717	$35.32	2,003,717	$293,470

(1)

Includes 1,648,434 shares the Company repurchased directly from ValueAct Capital Master Fund, L.P. pursuant to a stock purchase agreement entered into in December 2011 at a price of $35.20 per share. The total cost of the repurchase was $58.0 million.

(2)	For the year ended December 31, 2011, the Company repurchased 5,890,238 shares for a total cost of $212.0 million.

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

(In thousands, except per share data)	2011	2010	2009	2008	2007

STATEMENT OF OPERATIONS DATA:
Revenues:
Research	$1,012,062	$865,000	$752,505	$781,581	$683,380
Consulting	308,047	302,117	286,847	347,404	325,030
Events	148,479	121,337	100,448	150,080	160,065

Total revenues	1,468,588	1,288,454	1,139,800	1,279,065	1,168,475
Operating income	214,062	149,265	134,477	164,368	129,458
Income from continuing operations	136,902	96,285	82,964	97,148	70,666
Income from discontinued operations	—	—	—	6,723	2,887

Net income	$136,902	$96,285	$82,964	$103,871	$73,553

PER SHARE DATA:
Basic:
Income from continuing operations	$1.43	$1.01	$0.88	$1.02	$0.68
Income from discontinued operations	—	—	—	0.07	0.03

Income per share	$1.43	$1.01	$0.88	$1.09	$0.71

Diluted:
Income from continuing operations	$1.39	$0.96	$0.85	$0.98	$0.65
Income from discontinued operations	—	—	—	0.07	0.03

Income per share	$1.39	$0.96	$0.85	$1.05	$0.68

Weighted average shares outstanding
Basic	96,019	95,747	94,658	95,246	103,613
Diluted	98,846	99,834	97,549	99,028	108,328
OTHER DATA:
Cash and cash equivalents	$142,739	$120,181	$116,574	$140,929	$109,945
Total assets	1,379,872	1,285,658	1,215,279	1,093,065	1,133,210
Long-term debt	150,000	180,000	124,000	238,500	157,500
Stockholders’ equity (deficit)	181,784	187,056	112,535	(21,316)	17,498

The following items impact the comparability and presentation of our consolidated data:

•

In 2011 we repurchased 5.9 million of our common shares under our share repurchase program at a total cost of $212.0 million. We also repurchased 3.9 million, 0.3 million, 9.7 million, and 8.4 million of our common shares in 2010, 2009, 2008, and 2007, respectively (see Note 7 — Stockholders’ Equity in the Notes to the Consolidated Financial Statements).

•

In 2010 we refinanced our debt (see Note 5 — Debt in the Notes to the Consolidated Financial Statements). In conjunction with the refinancing, we recorded $3.7 million in incremental pre-tax charges in that year related to the termination of the previous credit arrangement.

•

In 2009 we acquired AMR Research, Inc. and Burton Group, Inc. (see Note 2 — Acquisitions in the Notes to the Consolidated Financial Statements). The results of these businesses are included beginning on their respective dates of acquisition. For 2010 and 2009, we recognized $7.9 million and $2.9 million, respectively in pre-tax acquisition and integration charges related to these acquisitions.

•

In 2008 we sold our Vision Events business, which had been part of our Events segment. Accordingly, the results of operations of this business and the related gain on sale were reported as a discontinued operation. The statements of operations and per share data for 2007 in the table have been restated to present the results of this business as a discontinued operation to achieve comparability.

•	In 2007 we recorded $9.1 million of pre-tax charges for the settlement of litigation and for severance.

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

The following item impacts the presentation and discussion of results in this MD&A section:

In December 2009 we acquired AMR Research, Inc. (“AMR Research”) and Burton Group, Inc. (“Burton Group”) (see Note 2 — Acquisitions in the Notes to the Consolidated Financial Statements). The operating results of these businesses were included in our consolidated results beginning on their respective dates of acquisition. The results of these businesses were not material to our consolidated or segment results for 2009.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part 1, Item 1A, Risk Factors. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers should review carefully any risk factors described in other reports we filed with the SEC.

BUSINESS OVERVIEW

Gartner, Inc. is the world’s leading information technology research and advisory company that helps executives use technology to build, guide and grow their enterprises. We offer independent and objective research and analysis on the information technology, computer hardware, software, communications and related technology industries. We provide comprehensive coverage of the IT industry to thousands of client organizations across the globe. Our client base consists primarily of CIOs and other senior IT and executives from a wide variety of business enterprises, government agencies and the investment community.

We have three business segments: Research, Consulting and Events.

•

Research provides objective insight on critical and timely technology and supply chain initiatives for CIOs, other IT professionals, supply chain leaders, technology companies and the investment community through reports, briefings, proprietary tools, access to our analysts, peer networking services, and membership programs that enable our clients to make better decisions about their IT and supply chain investments.

•

Consulting provides customized solutions to unique client needs through on-site, day-to-day support, as well as proprietary tools for measuring and improving IT performance with a focus on cost, performance, efficiency, and quality.

•

Events provide IT, supply chain, and business professionals the opportunity to attend various symposia, conferences and exhibitions to learn, contribute and network with their peers. From our flagship event Symposium/ITxpo, to Summits focused on specific technologies and industries, to experimental workshop-style Seminars, our events distill the latest Gartner research into applicable insight and advice.

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

Utilization rate represents a measure of productivity of our consultants. Utilization rates are calculated for billable headcount on a percentage basis by dividing total hours billed by total hours available to bill.

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

EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION

We have executed a consistent growth strategy since 2005 to drive double-digit annual revenue and earnings growth. The fundamentals of our strategy include a focus on creating extraordinary research content, deliver innovative and highly differentiated product offerings, build a strong sales capability, provide world class client service with a focus on client engagement and retention, and continuously improve our operational effectiveness.

We had total revenues of $1,468.6 million in 2011, an increase of 14% over 2010 while diluted earnings per share increased by $.43 per share, to $1.39. Revenues increased across all of our geographic regions and in all three of our business segments. Excluding the impact of foreign currency, 2011 total revenues increased 11% over 2010.

Research revenues rose 17% year-over-year, to $1,012.1 million in 2011, which is the first time our Research segment revenues have exceeded one billion dollars. The contribution margin increased 2 points in 2011, to 67%. At December 31, 2011, Research contract value was $1,115.8 million, the highest in the Company’s history, and an increase of 14% over December 31, 2010. Client retention was 82% and wallet retention was 99% at December 31, 2011. Consulting revenues increased 2% over 2010, while the gross contribution margin was 37%. Consultant utilization was 65% for 2011, and we had 481 billable consultants at December 31, 2011 compared to 473 at year-end 2010. Events revenues increased 22% compared to 2010. We held 60 events in 2011, four more than the prior year, while attendance at our events increased 15%, to 42,748. The segment contribution margin was 45% for 2011. For a more detailed discussion of our segment results, see Segment Results below.

Gartner generated almost $256.0 million of cash from operating activities in 2011, an increase of 24% over 2010. Excluding the $9.0 million in landlord reimbursements we received in 2011 related to the renovation of our Stamford headquarters facility, which is recorded as an operating cash flow benefit, our operating cash flow increased 20% year-over-year. We continued to focus on maximizing shareholder value in 2011, and we repurchased 5.9 million of our common shares outstanding, which was approximately 6% of the total common shares outstanding at the beginning of 2011.

We believe that we have adequate liquidity to meet our currently anticipated needs. In addition to our strong operating cash flow, we refinanced our debt in late 2010 to take advantage of favorable financing conditions and to obtain greater financial flexibility and liquidity through a larger revolving credit facility. The credit arrangement provides for a five-year, $200.0 million term loan and a $400.0 million revolving credit facility. As of December 31, 2011, we had $142.7 million of cash and cash equivalents, and we had almost $377.0 million of available borrowing capacity under the revolving credit facility.

FLUCTUATIONS IN QUARTERLY RESULTS

Our quarterly and annual revenue, operating income, and cash flow fluctuate as a result of many factors, including: the timing of our SymposiumITxpo series, which are normally held during the fourth calendar quarter, as well as other events; the amount of new business generated; the mix between domestic and international business; changes in market demand for our products and services; changes in foreign currency rates; the timing of the development, introduction and marketing of our new products and services; competition in the industry; general economic conditions; and other factors. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results and cash flows.

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

Our critical accounting policies are as follows:

Revenue recognition — Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), and SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Revenue is only recognized once all required criteria for revenue recognition have been met. Revenue by significant source is accounted for as follows:

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

Uncollectible fees receivable — We maintain an allowance for losses which is composed of a bad debt allowance and a sales reserve. Provisions are charged against earnings, either as a reduction in revenues or an increase to expense. The measurement of likely and probable losses and the allowance for losses is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of fees receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients’ liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due, and the effectiveness of our collection efforts.

The following table provides our total fees receivable and the related allowance for losses (in thousands):

	December 31,

	2011	2010

Total fees receivable	$428,293	$372,018
Allowance for losses	(7,260)	(7,200)

Fees receivable, net	$421,033	$364,818

Goodwill and other intangible assets — The Company evaluates recorded goodwill in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 350, which requires goodwill to be assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, an impairment evaluation of our amortizable intangible assets may also be performed on a periodic basis should events or circumstances indicate potential impairment. If we determine that the fair value of a reporting unit or an intangible asset is less than its related carrying amount, we must recognize an impairment charge against earnings. Among the factors we consider important that could trigger an impairment review are the following:

•	Significant under-performance relative to historical or projected future operating results;

•	Significant changes in the manner of our use of acquired assets or the strategy for our overall business;

•	Significant negative industry or general economic trends;

•	Significant decline in our stock price for a sustained period; and

•	Our market capitalization relative to net book value.

Since 2002, the U.S. GAAP goodwill impairment rules required a quantitative approach in which the fair values of our reporting units was determined based on estimates of future business results and market and economic conditions in developing long-term forecasts. In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other – Testing Goodwill for Impairment (“ASU No. 2011-08”). ASU No. 2011-08 optionally permits an evaluation of goodwill based on a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. As a result of the issuance of ASU No. 2011-08, the required annual goodwill impairment test may now be either quantitative or qualitative in nature, or both. The annual determination of the estimated fair value of reporting unit goodwill, whether quantitative or qualitative, contains judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of the resulting estimates are subject to uncertainty.

In 2010, we completed the required annual goodwill impairment test utilizing the quantitative approach and concluded that the fair values of each of the Company’s reporting units substantially exceeded their respective carrying values. In 2011, we early adopted ASU No. 2011-08 and evaluated reporting unit goodwill utilizing a qualitative assessment. Based on this assessment, the Company believes the fair value of goodwill for each of the Company’s reporting units continue to substantially exceed their respective carrying values and thus concluded that it was not necessary to conduct the two-step goodwill impairment test (see Note 1 — Business and Significant Accounting Policies in the Notes to the Consolidated Financial Statements for additional discussion).

Accounting for income taxes — As we prepare our consolidated financial statements, we estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating our current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We record a valuation allowance to reduce our deferred tax assets when future realization is in question. We consider the availability of loss carryforwards, existing deferred tax liabilities, future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we determine that we are able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment is made to reduce the valuation allowance and increase income in the period such determination is made. Likewise, if we determine that we will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the valuation allowance is charged against income in the period such determination is made.

Accounting for stock-based compensation — The Company accounts for stock-based compensation in accordance with FASB ASC Topics 505 and 718, as interpreted by SEC Staff Accounting Bulletins No. 107 (“SAB No. 107”) and No. 110 (“SAB No. 110”). The Company recognizes stock-based compensation expense, which is based on the fair value of the award on the date of grant, over the related service period, net of estimated forfeitures (see Note 8 — Stock-Based Compensation in the Notes to the Consolidated Financial Statements).

Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain complex and subjective assumptions, including the expected life of the stock compensation award and the Company’s Common Stock price volatility. In addition, determining the appropriate amount of associated periodic expense requires management to estimate the rate of employee forfeitures and the likelihood of achievement of certain performance targets. The assumptions used in calculating the fair value of stock compensation awards and the associated periodic expense represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, then the amount of expense may need to be adjusted and future stock compensation expense could be materially different from what has been recorded in the current period.

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

RESULTS OF OPERATIONS

Consolidated Results

The following tables summarize the changes in selected line items in our Consolidated Statements of Operation for the three years ended December 31, 2011 (dollars in thousands):

For the twelve months ended December 31, 2011 and 2010:

	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010	Income Increase (Decrease) $	Income Increase (Decrease) %

Total revenues	$1,468,588	$1,288,454	$180,134	14%
Costs and expenses:
Cost of services & product development	608,755	552,238	(56,517)	(10)%
Selling, general and administrative	613,707	543,174	(70,533)	(13)%
Depreciation	25,539	25,349	(190)	(1)%
Amortization of intangibles	6,525	10,525	4,000	38%
Acquisition & integration charges	—	7,903	7,903	100%

Operating income	214,062	149,265	64,797	43%
Interest expense, net	(9,967)	(15,616)	5,649	36%
Other (expense) income, net	(1,911)	436	(2,347)	>(100)%
Provision for income taxes	(65,282)	(37,800)	(27,482)	(73)%

Net income	$136,902	$96,285	$40,617	42%

For the twelve months ended December 31, 2010 and 2009:

	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009 (1)	Income Increase (Decrease) $	Income Increase (Decrease) %

Total revenues	$1,288,454	$1,139,800	$148,654	13%
Costs and expenses:
Cost of services & product development	552,238	498,363	(53,875)	(11)%
Selling, general and administrative	543,174	477,003	(66,171)	(14)%
Depreciation	25,349	25,387	38	—%
Amortization of intangibles	10,525	1,636	(8,889)	>(100)%
Acquisition & integration charges	7,903	2,934	(4,969)	>(100)%

Operating income	149,265	134,477	14,788	11%
Interest expense, net	(15,616)	(16,032)	416	3%
Other income (expense), net	436	(2,919)	3,355	>100%
Provision for income taxes	(37,800)	(32,562)	(5,238)	(16)%

Net income	$96,285	$82,964	$13,321	16%

(1)

In December 2009 we acquired AMR Research and Burton Group. The operating results of these businesses have been included in our consolidated results of operations beginning on their respective dates of acquisition. The results of these businesses were not material to the Company’s 2009 consolidated operating results.

2011 VERSUS 2010

TOTAL REVENUES for the twelve months ended December 31, 2011 increased $180.1 million, or 14%, compared to the twelve months ended December 31, 2010. Total revenues increased 11% excluding the impact of foreign currency. Revenues increased across all of our geographic regions and in all three of our business segments on a reported basis.

An overview of our results by geographic region follows:

•	Revenues from sales to United States and Canadian clients increased 12%, to $861.5 million in 2011 from $765.8 million in 2010.

•	Revenues from sales to clients in Europe, the Middle East and Africa increased to $437.2 million in 2011 from $380.8 million in 2010, a 15% increase.

•	Revenues from sales to clients in our Other International region increased 20%, to $169.9 million in 2011 from $141.9 million in 2010.

An overview of our results by segment follows:

•	Research revenues increased 17% in 2011, to $1,012.1 million compared to $865.0 million in 2010, and comprised 69% and 67% of our total revenues in 2011 and 2010, respectively.

•	Consulting revenues increased 2% in 2011, to $308.0 million compared to $302.1 million in 2010, and comprised approximately 21% and 23% of our total revenues in 2011 and 2010, respectively.

•	Events revenues increased 22% in 2011, to $148.5 million compared to $121.3 million in 2010, and comprised approximately 10% of total revenues in both 2011 and 2010.

Please refer to the section of this MD&A below entitled “Segment Results” for a further discussion of revenues and results by segment.

COST OF SERVICES AND PRODUCT DEVELOPMENT (“COS”) expense increased 10% in 2011, or $56.5 million, to $608.8 million compared to $552.2 million in 2010. Approximately half of the increase was due to higher payroll and related benefits costs resulting from our investment in additional headcount and merit salary increases. The rest of the increase was primarily due to the negative impact of foreign currency translation, as well as incremental expenses and additional investment in the Events business. Cost of services and product development as a percentage of revenues improved by 2 points year-over-year, primarily driven by higher research revenues and the operating leverage inherent in our Research business.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) expense increased by $70.5 million in 2011, or 13%, to $613.7 million from $543.2 million in 2010. The increase was primarily due to higher payroll and to a lesser extent, the negative impact of foreign currency translation. Excluding the unfavorable impact of foreign exchange, SG&A expense increased 11% year-over-year. The higher payroll costs resulted from additional investment in headcount, as well as higher sales commissions and merit salary increases. The increased headcount was primarily due to our investment in additional quota-bearing sales associates, which increased 21% compared to December 31, 2010.

DEPRECIATION expense increased slightly year-over-year. Capital spending increased to $42.0 million in 2011 from $21.7 million in 2010. The $42.0 million of capital expenditures in 2011 included $9.5 million of expenditures related to the renovation of our Stamford headquarters facility, of which $9.0 million was reimbursed by our landlord in 2011 and $0.5 million will be reimbursed in 2012 (see Note 1 — Business and Significant Accounting Policies in the Notes to the Consolidated Financial Statements for additional information).

AMORTIZATION OF INTANGIBLES decreased 38% year-over-year due to certain intangibles becoming fully amortized in 2010.

ACQUISITION AND INTEGRATION CHARGES was zero in 2011 and $7.9 million in 2010. These charges related to the acquisitions of AMR Research and Burton Group in December 2009 and included legal, consulting, severance, and other costs.

OPERATING INCOME increased $64.8 million year-over-year, or 43%, to $214.1 million in 2011 from $149.3 million in 2010. Operating income as a percentage of revenues improved by 3 points year-over-year, to 15% in 2011 compared to 12% in 2010, primarily due to a significantly higher segment contribution from the Research business and to a lesser extent, lower intangible amortization and acquisition and integration charges.

Please refer to the section of this MD&A entitled “Segment Results” below for a further discussion of revenues and results by segment.

INTEREST EXPENSE, NET was $10.0 million in 2011 compared to $15.6 million in 2010, a 36% decline. The $15.6 million of interest expense in 2010 included $3.7 million of incremental expense related to the refinancing of our debt (See Note 5 — Debt in the

Notes to the Consolidated Financial Statements). Excluding the $3.7 million incremental charge, Interest expense, net declined approximately 15% year-over-year, primarily due to a lower average amount of debt outstanding, which declined to $220.0 million in 2011 from $326.0 million in 2010.

OTHER (EXPENSE) INCOME, NET was $(1.9) million in 2011, which primarily consisted of net foreign currency exchange losses, and $0.4 million in 2010, which consisted of a $2.4 million gain from an insurance recovery related to a prior period loss, offset by net foreign currency exchange losses.

PROVISION FOR INCOME TAXES was $65.3 million in 2011 compared to $37.8 million in 2010 and the effective tax rate was 32.3% for 2011 compared to 28.2% for 2010. The lower effective tax rate in 2010 was primarily attributable to the release of valuation allowances relating to certain net operating losses.

NET INCOME was $136.9 million in 2011 and $96.3 million in 2010, an increase of $40.6 million, or 42%, primarily due to a substantially higher operating income, which was partially offset by higher income tax charges. Basic earnings per share increased 42% year-over-year while diluted earnings per share increased 45% due to the higher net income.

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

An overview of our results by geographic region follows:

•

Revenues from sales to United States and Canadian clients increased 15%, to $765.8 million in 2010 from $663.8 million in 2009, with a substantial portion of the increase due to the AMR Research and Burton Group businesses, which the Company acquired in December 2009.

•	Revenues from sales to clients in Europe, the Middle East and Africa increased to $380.8 million in 2010 from $360.8 million in 2009, a 6% increase.

•	Revenues from sales to clients in our Other International region increased 23%, to $141.9 million in 2010 from $115.2 million in 2009.

An overview of our results by segment follows:

•	Research revenues increased 15% in 2010, to $865.0 million compared to $752.5 million in 2009, and comprised 67% and 66% of our total revenues in 2010 and 2009, respectively.

•	Consulting revenues increased 5% in 2010 to $302.1 million, compared to $286.8 million in 2009, and comprised approximately 23% and 25% of our total revenues in 2010 and 2009, respectively.

•	Events revenues were $121.3 million in 2010, an increase of 21% from $100.4 million in 2009, and comprised approximately 10% and 9% of our total revenues in 2010 and 2009, respectively.

Please refer to the section of this MD&A below entitled “Segment Results” for a further discussion of revenues and results by segment.

COST OF SERVICES AND PRODUCT DEVELOPMENT increased 11% in 2010, or $53.9 million, to $552.2 million compared to $498.4 million in 2009. The impact of foreign currency on the year-over-year increase was not significant. We recognized $36.8 million in higher payroll, commissions, and related personnel costs in 2010, primarily due to the impact of the increased headcount from the AMR Research and Burton Group businesses. We had $12.0 million in higher conference and travel costs in 2010, due to the additional events we held and increased attendees, as well as a general increase in travel activity from the depressed 2009 levels, when the Company had strict travel restrictions in place due to the economic downturn. We also had $2.2 million in higher equity compensation expense due to a higher level of achievement on performance-based stock units.

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

AMORTIZATION OF INTANGIBLES was $10.5 million in 2010 compared to $1.6 million in 2009. The increase was due to the amortization of the intangibles acquired from AMR Research and Burton Group.

ACQUISITION AND INTEGRATION CHARGES was $7.9 million in 2010 and $2.9 million in 2009. These charges related to the acquisitions of AMR Research and Burton Group and included legal, consulting, severance, and other costs.

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

INTEREST EXPENSE, NET was $15.6 million in 2010 and $16.0 million in 2009, a 3% decline. The 2010 period includes $3.7 million of incremental expense related to the refinancing of our debt in December 2010 (See Note 5 — Debt in the Notes to the Consolidated Financial Statements). Excluding the $3.7 million incremental charge, Interest expense, net would have declined approximately 26% year-over-year, due to lower average debt outstanding and a lower weighted-average rate.

OTHER (EXPENSE) INCOME, NET was $0.4 million in 2010, which consisted of a $2.4 million gain for an insurance recovery related to a prior period loss offset by net foreign currency exchange losses. The $(2.9) expense in 2009 primarily consisted of net foreign currency exchange losses.

PROVISION FOR INCOME TAXES was $37.8 million in 2010 compared to $32.6 million in 2009 and the effective tax rate was 28.2% for both periods. Year-over-year increases in the rate attributable to a higher financial statement cost of repatriation and higher net reserve increases were substantially offset by reductions in the rate year-over-year attributable to larger releases of valuation allowances.

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

SEGMENT RESULTS

We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain Cost of services and product development charges, SG&A, Depreciation, Acquisition and integration charges, and Amortization of intangibles. Gross contribution margin is defined as gross contribution as a percentage of revenues.

The following sections present the results of our three segments:

Research

	2011 vs. 2010				2010 vs. 2009

	As Of And For The Twelve Months Ended December 31, 2011	As Of And For the Twelve Months Ended December 31, 2010	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Twelve Months Ended December 31, 2010	As Of And For the Twelve Months Ended December 31, 2009	Increase (Decrease)	Percentage Increase (Decrease)

Financial Measurements: (1)
Revenues (2)	$1,012,062	$865,000	$147,062	17%	$865,000	$752,505	$112,495	15%
Gross contribution (2)	$682,136	$564,527	$117,609	21%	$564,527	$489,862	$74,665	15%
Gross contribution margin	67%	65%	2 points	—	65%	65%	—	—
Business Measurements: (1)
Contract value (2)	$1,115,801	$977,710	$138,091	14%	$977,710	$784,443	$193,267	25%
Client retention	82%	83%	(1) point	—	83%	78%	5 points	—
Wallet retention	99%	98%	1 point	—	98%	87%	11 points	—

(1)

The operating results of AMR Research and Burton Group are included beginning on their respective dates of acquisition in December 2009. The operating results of these businesses were not material to the Research segment in 2009. The 2009 business measurements exclude these acquisitions.

(2)	Dollars in thousands.

2011 VERSUS 2010

Research segment revenues increased 17% in 2011 compared to 2010 and reached the one billion dollar level for the first time. Research revenues increased across all of our regions, products, and client types. Excluding the favorable effect of foreign currency translation, Research segment revenues increased 14%. The segment gross contribution margin increased by 2 points, to 67%, as higher segment revenues and the operating leverage in this business resulted in a higher segment contribution. Contribution margin improved in spite of an 8% increase in headcount to deliver on revenue growth and new clients.

Research contract value increased 14% in 2011, to $1,115.8 million, which is the highest reported contract value in the Company’s history. Foreign currency translation had an immaterial impact year-over-year on contract value. We had double-digit contract value growth in most of our Research product lines, client sizes, and industry groups, with the number of research client organizations we serve up 20% since 2009. We attribute the increase in contract value to our extraordinary research content, our continuing focus on sales effectiveness, and the expansion in the number of our quota-bearing sales associates. Both client retention and wallet retention remained strong at 82% and 99%, respectively.

2010 VERSUS 2009

Research revenues increased 15% in 2010, but excluding the favorable effect of foreign currency translation, revenues increased 14%. Approximately 39% of the $112.5 million revenue increase was attributable to the AMR Research and Burton Group businesses. The segment gross contribution margin was flat at 65%, despite additional headcount expenses from the AMR Research and Burton Group businesses. Research contract value was $977.7 million at December 31, 2010, an increase of 25% compared to December 31, 2009. Excluding the favorable impact of foreign currency translation, research contract value increased 20% over 2009. The AMR Research and Burton Group businesses contributed approximately 30% of the increase in contract value. Client retention and wallet retention improved 5 points and 11 points, respectively.

Consulting

	2011 vs. 2010				2010 vs. 2009

	As Of And For The Twelve Months Ended December 31, 2011	As Of And For the Twelve Months Ended December 31, 2010	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Twelve Months Ended December 31, 2010	As Of And For the Twelve Months Ended December 31, 2009	Increase (Decrease)	Percentage Increase (Decrease)

Financial Measurements: (1)
Revenues (2)	$308,047	$302,117	$5,930	2%	$302,117	$286,847	$15,270	5%
Gross contribution (2)	$114,838	$121,885	$(7,047)	(6)%	$121,885	$112,099	$9,786	9%
Gross contribution margin	37%	40%	(3) points	—	40%	39%	1 point	—
Business Measurements: (1)
Backlog (2)	$100,564	$100,839	$(275)	—	$100,839	$90,891	$9,948	11%
Billable headcount	481	473	8	2%	473	442	31	7%
Consultant utilization	65%	68%	(3) points	—	68%	68%	—	—
Average annualized revenue per billable headcount (2)	$424	$424	$—	—	$424	$409	$15	4%

(1)

The operating results of AMR Research and Burton Group are included beginning on their respective dates of acquisition in December 2009. The operating results of these businesses were not material to the Consulting segment in 2009. The 2009 business measurements exclude these acquisitions.

(2)	Dollars in thousands.

2011 VERSUS 2010

Consulting revenues increased 2% year-over-year, primarily due to higher revenues in core consulting. Excluding the favorable impact of foreign currency translation, revenues were down slightly. The gross contribution margin declined by 3 points, due to lower utilization in core consulting and higher payroll and benefit costs resulting from merit salary increases and the full year impact in 2011 from the additional headcount we added in the fourth quarter of 2010. Backlog was down slightly year-over-year, to $100.6 million at December 31, 2011.

2010 VERSUS 2009

Consulting revenues increased 5% in 2010, but excluding the unfavorable impact of foreign currency translation, revenues increased 6%. The AMR Research and Burton Group businesses added approximately 35% of the revenue increase. The gross contribution margin improved by 1 point, primarily due to additional revenues in our contract optimization and SAS businesses, which have higher margins than core consulting. Consulting billable headcount was 473 at December 31, 2010, an increase of 7% from year-end 2009, with the majority of the additional headcount added in the fourth quarter of 2010. Backlog increased 11% year-over-year with increases across all of our geographic regions.

Events

	2011 vs. 2010				2010 vs. 2009

	As Of And For The Twelve Months Ended December 31, 2011	As Of And For the Twelve Months Ended December 31, 2010	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Twelve Months Ended December 31, 2010	As Of And For the Twelve Months Ended December 31, 2009	Increase (Decrease)	Percentage Increase (Decrease)

Financial Measurements: (1)
Revenues (2)	$148,479	$121,337	$27,142	22%	$121,337	$100,448	$20,889	21%
Gross contribution (2)	$66,265	$55,884	$10,381	19%	$55,884	$40,945	$14,939	37%
Gross contribution margin	45%	46%	(1) point	—	46%	41%	5 points	—
Business Measurements: (1)
Number of events	60	56	4	7%	56	54	2	4%
Number of attendees	42,748	37,219	5,529	15%	37,219	30,610	6,609	22%

(1)

The operating results of AMR Research and Burton Group are included beginning on their respective dates of acquisition in December 2009. The operating results of these businesses were not material to the Events segment in 2009. The 2009 business measurements exclude these acquisitions.

(2)	Dollars in thousands.

2011 VERSUS 2010

Events revenues increased 22% year-over-year, or $27.1 million. Excluding the favorable impact of foreign currency translation, revenues increased 21% year-over-year. We held 60 events in 2011, which consisted of 53 ongoing events and 7 new event launches, compared to 56 events in 2010. We discontinued 3 events in 2011 that had been held in prior years.

The additional revenue we earned in 2011 was attributable to significantly higher revenue at our ongoing events, with double-digit increases in the number of attendees and exhibitors. Average revenue per attendee rose 2% and average revenue per exhibitor increased 5%. Events revenue was strong in the fourth quarter of 2011, rising to $76.4 million, an increase of 22% over the fourth quarter of 2010 and the highest reported fourth quarter revenue in Gartner history. For full year 2011, gross contribution margin decreased 1 point, primarily due to incremental expenses and additional investment in the business to strengthen the portfolio and provide a foundation for future growth.

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

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations primarily through cash generated from our on-going operating activities. For 2011, we had operating cash flow of $255.6 million, which was the highest in the Company’s history and an increase of 24% over 2010. As of December 31, 2011, we had $142.7 million of cash and cash equivalents and $376.8 million of available borrowing capacity under our revolving credit facility. We believe that we have adequate liquidity to meet our currently anticipated needs.

Our cash and cash equivalents are held in numerous locations throughout the world. At December 31, 2011, $123.0 million of our cash was held outside the U.S., and approximately one-third of this amount represented unremitted earnings of non-U.S subsidiaries. Under U.S. GAAP accounting rules, no provision for U.S. federal and local taxes is required for these unremitted overseas earnings if the Company intends to reinvest such funds overseas. Our current plans do not demonstrate a need to repatriate these undistributed earnings to fund our U.S. operations or otherwise satisfy our U.S. liquidity needs, and we intend to reinvest these earnings in our non-U.S. operations, except in instances in which the repatriation of these earnings would result in minimal additional tax. As a result, no provision for U.S. federal and state income taxes has been recorded for these unremitted earnings. However, should we decide to repatriate some or all of these unremitted earnings, we may be required to accrue for U.S. taxes as a result, and these charges could be material and would be recorded in future periods.

Changes in cash and cash equivalents

The following tables summarize the changes in cash and cash equivalents for the three years ending December 31, 2011 (in thousands):

	2011 vs. 2010			2010 vs. 2009

	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010	Increase (Decrease)	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009	Increase (Decrease)

Cash provided by operating activities	$255,566	$205,499	$50,067	$205,499	$161,937	$43,562
Cash used by investing activities	(41,954)	(33,845)	(8,109)	(33,845)	(119,665)	85,820
Cash used in financing activities	(186,559)	(171,556)	(15,003)	(171,556)	(73,780)	(97,776)

Net increase (decrease)	27,053	98	26,955	98	(31,508)	31,606
Effects of exchange rates	(4,495)	3,509	(8,004)	3,509	7,153	(3,644)
Beginning cash and cash equivalents	120,181	116,574	3,607	116,574	140,929	(24,355)

Ending cash and cash equivalents	$142,739	$120,181	$22,558	$120,181	$116,574	$3,607

2011 VERSUS 2010

Operating

Operating cash flow increased by 24%, or $50.1 million, in 2011 compared to 2010. The increase was primarily due to $40.6 million in higher net income and approximately $15.0 million in lower cash payments for acquisition costs, severance, and other costs. We also received $9.0 million in landlord cash reimbursements for capital expenditures on the renovation of our Stamford headquarters facility. These increased cash flows were partially offset by higher cash bonus and commission payments we paid in 2011 due to our stronger financial performance. Excluding the $9.0 million in landlord reimbursements we received in 2011 related to the renovation of our Stamford headquarters facility, our operating cash flow increased 20% year-over-year.

Investing

We used $8.1 million of additional cash in our investing activities in 2011 compared to 2010, due to higher capital expenditures. Capital expenditures were $42.0 million in 2011 compared to $21.7 million in 2010. We also made $12.2 million in payments related to the acquisition of Burton Group in early 2010, which we acquired in December 2009.

The $42.0 million of capital expenditures in the 2011 period included $9.5 million we paid for the renovation of our Stamford headquarters facility, which is fully reimbursable by the landlord. The Company received reimbursement of $9.0 million of this amount in 2011, which is recorded as an operating cash flow benefit. The Company will receive the remaining $0.5 million landlord reimbursement in 2012, which will also be recorded as an operating cash flow benefit when received.

Financing

We used an additional $15.0 million of cash in our financing activities in 2011 compared to 2010, primarily due to additional share repurchases. During 2011, we used $212.0 million for share repurchases, compared to $99.8 million in 2010. The increase in cash used for share repurchases in 2011 was substantially offset by lower debt repayments in 2011 compared to 2010. On a net basis, we repaid $99.8 million of our debt in 2010 and we paid $4.8 million in fees related to our refinancing, compared to $20.1 million of debt repayments in 2011.

2010 VERSUS 2009

Operating

Operating cash flow increased by $43.6 million, or 27%, when comparing 2010 to 2009, primarily due to the $13.3 million year-over-year increase in net income, a $9.0 million decrease in cash payments for income taxes, and a $12.1 million decrease in payments for severance, interest payments on our debt, and excess facilities. We also received $2.4 million in cash in 2010 from an insurance recovery, and approximately $19.8 million of improvements in our working capital accounts, which included improved cash collection on our receivables. Partially offsetting these increases were $8.0 million in acquisition and integration payments made in 2010 related to the acquisitions of AMR Research and Burton Group and $5.0 million more in 2010 bonus payments.

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

OBLIGATIONS AND COMMITMENTS

At December 31, 2011, we had $200.0 million outstanding under our 2010 Credit Agreement which provides for a five-year, $200.0 million term loan and a $400.0 million revolving credit facility. The 2010 Credit Agreement contains an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, by up to an additional $150.0 million in the aggregate. The term loan will be repaid in 19 consecutive quarterly installments which commenced in March 2011, with the final payment due in December 2015, and may be prepaid at any time without penalty or premium at the Company’s option. The revolving credit facility may be used for loans, and up to $40.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until December 2015, at which time all amounts borrowed must be repaid. See Note 5 — Debt in the Notes to the Consolidated Financial Statements for additional information regarding the 2010 Credit Agreement.

Cash Commitments

The following table presents our contractual cash commitments due after December 31, 2011 (in thousands):

Commitment Type:	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years	Total

Debt and interest rate swap (1)	$37,520	$105,040	$87,520	$—	$230,080
Operating leases (2)	35,810	57,765	29,545	82,530	205,650
Deferred compensation arrangement (3)	2,570	4,550	3,440	17,540	28,100
Stamford leasehold improvements (4)	15,500	—	—	—	15,500
Tax liabilities (5)	1,980	140	—	—	2,120
Other (6)	10,000	8,100	1,800	—	19,900

Totals	$103,380	$175,595	$122,305	$100,070	$501,350

(1)

Represents amounts due under the Company’s 2010 Credit Agreement and interest rate swap contract (see Note 5 — Debt in the Notes to the Consolidated Financial Statements). Amounts drawn under the revolving credit arrangement have been classified in the 4-5 Years category since the amounts are not contractually due until December 2015. The Company has a $200.0 million notional interest rate swap that converts the variable interest payments on the debt to a fixed rate, resulting in an effective interest rate on the debt of 3.76% as of December 31, 2011. This rate has been used to estimate the contractual interest due for all periods presented.

(2)	The Company leases various facilities, furniture, and computer equipment. These leases expire between 2012 and 2027.

(3)

Represents the Company’s liability to participants in the supplemental deferred compensation arrangement (see Note 13 — Employee Benefits in the Notes to the Consolidated Financial Statements). Amounts payable to active employees whose payment date is unknown have been included in the More Than 5 Years category since the Company cannot determine when the amounts will be paid.

(4)

The Company has a remaining contractual commitment of $15.5 million for leasehold improvements on its Stamford headquarters facility (see Property, equipment and leasehold improvements in Note 1 — Business and Significant Accounting Policies). The $15.5 million commitment is contractually reimbursable from the Company’s landlord.

(5)

Includes interest and penalties. In addition to the $2.1 million liability, approximately $17.6 million of unrecognized tax benefits have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table, the Company has also recorded a liability for potential interest and penalties of $3.4 million.

(6)	Includes contractual commitments for software and other services.

QUARTERLY FINANCIAL DATA

The following tables present our quarterly operating results for the two year period ended December 31, 2011:

2011 (In thousands, except per share data)	First	Second	Third	Fourth

Revenues	$329,567	$365,543	$345,784	$427,694
Operating income	45,781	51,568	47,250	69,463
Net income	29,191	32,223	30,464	45,024
Net income per share: (1)
Basic	$0.30	$0.33	$0.32	$0.48

Diluted	$0.29	$0.32	$0.31	$0.46

2010 (In thousands, except per share data)	First	Second	Third	Fourth

Revenues	$295,833	$314,195	$296,122	$382,304
Operating income	29,198	34,230	32,763	53,074
Net income	19,403	20,113	20,075	36,694
Net income per share: (1)
Basic	$0.20	$0.21	$0.21	$0.38

Diluted	$0.19	$0.20	$0.20	$0.37

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

Comprehensive Income. In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220-10): Presentation of Comprehensive Income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, the new rule will require an entity to present net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company will adopt this new rule in the quarter ending March 31, 2012. While the adoption of this new guidance will change the presentation of comprehensive income, it is not expected to have an impact on the Company’s results of operations, cash flows, or financial position.

Fair Value Measurements. In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 establishes a number of new requirements for fair value measurements. These include: (1) a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; (2) an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and (3) a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt this new rule in the quarter ending March 31, 2012. The adoption of this ASU may result in additional fair value disclosures but is not expected to have an impact on the Company’s results of operations, cash flows, or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

We have exposure to changes in interest rates arising from borrowings under our 2010 Credit Agreement. At December 31, 2011, we had $180.0 million outstanding under the term loan and $20.0 million outstanding under the revolver. Borrowings under this facility are floating rate, which may be either prime-based or Eurodollar-based. The rate paid for these borrowings includes a base floating rate plus a margin between 0.50% and 1.25% on prime borrowings and between 1.50% and 2.25% on Eurodollar-based borrowings.

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

FOREIGN CURRENCY RISK

We have customers in numerous countries, and 46% and 44% of our revenues for the fiscal years ended December 31, 2011 and 2010, respectively, were derived from sales outside of the U.S. As a result, we conduct business in numerous currencies other than the U.S dollar. Among the major foreign currencies in which we conduct business are the Euro, the British Pound, the Japanese Yen, the Australian dollar, and the Canadian dollar. Our foreign currency exposure results in both translation risk and transaction risk:

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

A measure of the potential impact of foreign currency translation on our Condensed Consolidated Balance Sheets can be determined through a sensitivity analysis of our cash and cash equivalents. At December 31, 2011, we had $142.7 million of cash and cash equivalents, a substantial portion of which was denominated in foreign currencies. If the foreign exchange rates of the major currencies in which we operate changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on December 31, 2011 would have increased or decreased by approximately $9.0 million.

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

We typically enter into foreign currency forward exchange contracts to offset the effects of foreign currency transaction risk. These contracts are normally short term in duration and unrealized and realized gains and losses are recognized in current period earnings. At December 31, 2011, we had 60 outstanding foreign currency forward contracts with a total notional amount of $99.6 million and an immaterial net unrealized gain. All of these contracts matured by the end of January 2012.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for 2011, 2010, and 2009, together with the reports of KPMG LLP, our independent registered public accounting firm, are included herein in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Management conducted an evaluation, as of December 31, 2011, of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed or submitted under the Act.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of the Board of Directors.

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2011, Gartner’s internal control over financial reporting was effective.

The effectiveness of management’s internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K in Part IV, Item 15.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item will be set forth under the captions “Proposal One: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Miscellaneous — Available Information” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2012. If the Proxy Statement is not filed with the SEC by April 30, 2012, such information will be included in an amendment to this Annual Report filed by April 30, 2012. See also Item 1. Business — Available Information.

ITEM 11. EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the caption “Executive Compensation” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2012. If the Proxy Statement is not filed with the SEC by April 30, 2012, such information will be included in an amendment to this Annual Report filed by April 30, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be furnished pursuant to this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed with the SEC by April 30, 2012. If the Proxy Statement is not filed with the SEC by April 30, 2012, such information will be included in an amendment to this Annual Report filed by April 30, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required to be furnished pursuant to this item will be set forth under the captions “Transactions With Related Persons” and “Corporate Governance — Director Independence” in the Company’s Proxy Statement to be filed with the SEC by April 30, 2012. If the Proxy Statement is not filed with the SEC by April 30, 2012, such information will be included in an amendment to this Annual Report filed by April 30, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2012. If the Proxy Statement is not filed with the SEC by April 30, 2012, such information will be included in an amendment to this Annual Report filed by April 30, 2012.

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

3. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1(1)	Restated Certificate of Incorporation of the Company.

3.2(2)	Bylaws as amended through February 2, 2012.

4.1(1)	Form of Certificate for Common Stock as of June 2, 2005.

4.2(3)	Credit Agreement, dated as of December 22, 2010, among the Company, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as administrative agent.

10.1(4)	Lease dated April 16, 2010 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut.

10.2(4)	First Amendment to Lease dated April 16, 2010 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut.

10.4(5)+	2011 Employee Stock Purchase Plan.

10.5(6)+	1999 Stock Option Plan.

10.6(7)+	2003 Long-Term Incentive Plan, as amended and restated on June 4, 2009.

10.7(8)+	Amended and Restated Employment Agreement between Eugene A. Hall and the Company dated as of April 13, 2011.

10.8(9)+	Company Deferred Compensation Plan, effective January 1, 2009.

10.9(10)+	Form of Stock Appreciation Right Agreement for executive officers.

10.10(10)+	Form of Performance Stock Unit Agreement for executive officers.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see Signature Page).

31.1*	Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this document.

+	Management compensation plan or arrangement.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 29, 2005 as filed on July 6, 2005.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 2, 2012 as filed on February 7, 2012.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed on February 15, 2011.

(4)	Incorporated by reference from the Company’s Quarterly Report on form 10-Q as filed on August 9, 2010.

(5)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) as filed on April 18, 2011.

(6)	Incorporated by reference from the Company’s Form S-8 as filed on February 16, 2000.

(7)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) as filed on April 21, 2009.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed on August 2, 2011.

(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed on February 20, 2009.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 9, 2012 as filed on February 15, 2012.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
GARTNER, INC.
CONSOLIDATED FINANCIAL STATEMENTS

All financial statement schedules have been omitted because the information required is not applicable or is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Gartner, Inc.:

We have audited the accompanying consolidated balance sheets of Gartner, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gartner, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(KPMG LLP LOGO)

/s/ KPMG LLP

New York, New York
February 23, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Gartner, Inc.:

We have audited Gartner, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gartner, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 23, 2012 expressed an unqualified opinion on those consolidated financial statements.

(KPMG LLP LOGO)

/s/ KPMG LLP

New York, New York
February 23, 2012

GARTNER, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,

	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$142,739	$120,181
Fees receivable, net of allowances of $7,260 and $7,200 respectively	421,033	364,818
Deferred commissions	78,492	71,955
Prepaid expenses and other current assets	63,521	64,148

Total current assets	705,785	621,102
Property, equipment and leasehold improvements, net	68,132	47,614
Goodwill	508,550	510,265
Intangible assets, net	7,060	13,584
Other assets	90,345	93,093

Total Assets	$1,379,872	$1,285,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$259,490	$247,733
Deferred revenues	611,647	523,263
Current portion of long-term debt	50,000	40,156

Total current liabilities	921,137	811,152
Long-term debt	150,000	180,000
Other liabilities	126,951	107,450

Total liabilities	1,198,088	1,098,602
Stockholders’ equity:
Preferred stock:
$.01 par value, authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
$.0005 par value, authorized 250,000,000 shares for both periods; 156,234,415 shares issued for both periods	78	78
Additional paid-in capital	646,815	611,782
Accumulated other comprehensive income, net	5,793	14,638
Accumulated earnings	742,579	605,677
Treasury stock, at cost, 62,891,251 and 60,245,718 common shares, respectively	(1,213,481)	(1,045,119)

Total stockholders’ equity	181,784	187,056

Total Liabilities and Stockholders’ Equity	$1,379,872	$1,285,658

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,

	2011	2010	2009

Revenues:
Research	$1,012,062	$865,000	$752,505
Consulting	308,047	302,117	286,847
Events	148,479	121,337	100,448

Total revenues	1,468,588	1,288,454	1,139,800
Costs and expenses:
Cost of services and product development	608,755	552,238	498,363
Selling, general and administrative	613,707	543,174	477,003
Depreciation	25,539	25,349	25,387
Amortization of intangibles	6,525	10,525	1,636
Acquisition and integration charges	—	7,903	2,934

Total costs and expenses	1,254,526	1,139,189	1,005,323

Operating income	214,062	149,265	134,477
Interest income	1,249	1,156	830
Interest expense	(11,216)	(16,772)	(16,862)
Other (expense) income, net	(1,911)	436	(2,919)

Income before income taxes	202,184	134,085	115,526
Provision for income taxes	65,282	37,800	32,562

Net income	$136,902	$96,285	$82,964

Net income per share:
Basic	$1.43	$1.01	$0.88

Diluted	$1.39	$0.96	$0.85

Weighted average shares outstanding:
Basic	96,019	95,747	94,658
Diluted	98,846	99,834	97,549

See Notes to Consolidated Financial Statements.

GARTNER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME
(IN THOUSANDS)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2008	$78	$570,667	$(1,741)	$426,428	$(1,016,748)	$(21,316)
Comprehensive income:
Net income	—	—	—	82,964	—	82,964
Other comprehensive income:
Foreign currency translation adjustments	—	—	9,088	—	—	9,088
Interest rate swaps, net of tax	—	—	3,535	—	—	3,535
Pension unrecognized gain, net of tax	—	—	440	—	—	440

Other comprehensive income			13,063			13,063
Comprehensive income						96,027
Issuances under stock plans	—	(6,522)	—	—	21,371	14,849
Excess tax benefits from stock compensation	—	653	—	—	—	653
Purchase of shares for treasury	—	—	—	—	(3,744)	(3,744)
Stock compensation expense	—	26,066	—	—	—	26,066

Balance at December 31, 2009	$78	$590,864	$11,322	$509,392	$(999,121)	$112,535
Comprehensive income:
Net income	—	—	—	96,285	—	96,285
Other comprehensive income:
Foreign currency translation adjustments	—	—	582	—	—	582
Interest rate swaps, net of tax	—	—	3,746	—	—	3,746
Pension unrecognized loss, net of tax	—	—	(1,012)	—	—	(1,012)

Other comprehensive income			3,316			3,316
Comprehensive income						99,601
Issuances under stock plans	—	(30,254)	—	—	53,822	23,568
Excess tax benefits from stock compensation	—	18,520	—	—	—	18,520
Purchase of shares for treasury	—	—	—	—	(99,820)	(99,820)
Stock compensation expense	—	32,652	—	—	—	32,652

Balance at December 31, 2010	$78	$611,782	$14,638	$605,677	$(1,045,119)	$187,056
Comprehensive income:
Net income	—	—	—	136,902	—	136,902
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(4,454)	—	—	(4,454)
Interest rate swaps, net of tax	—	—	(4,674)	—	—	(4,674)
Pension unrecognized gain, net of tax	—	—	283	—	—	283

Other comprehensive loss			(8,845)			(8,845)
Comprehensive income						128,057
Issuances under stock plans	—	(23,579)	—	—	43,624	20,045
Excess tax benefits from stock compensation	—	25,778	—	—	—	25,778
Purchase of shares for treasury	—	—	—	—	(211,986)	(211,986)
Stock compensation expense	—	32,834	—	—	—	32,834

Balance at December 31, 2011	$78	$646,815	$5,793	$742,579	$(1,213,481)	$181,784

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,

	2011	2010	2009

Operating activities:
Net income	$136,902	$96,285	$82,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	32,064	35,874	27,023
Stock-based compensation expense	32,865	32,634	26,066
Excess tax benefits from employee stock-based compensation exercises	(25,572)	(18,364)	(2,392)
Deferred taxes	(965)	(2,609)	5,003
Amortization and write-off of debt issue costs	2,288	1,567	1,480
Changes in assets and liabilities:
Fees receivable, net	(58,887)	(48,177)	25,349
Deferred commissions	(6,928)	(2,184)	(16,750)
Prepaid expenses and other current assets	3,540	(376)	13,059
Other assets	4,397	(34,130)	532
Deferred revenues	91,765	85,336	5,101
Accounts payable, accrued, and other liabilities	44,097	59,643	(5,498)

Cash provided by operating activities	255,566	205,499	161,937

Investing activities:
Additions to property, equipment and leasehold improvements	(41,954)	(21,694)	(15,142)
Acquisitions (net of cash received)	—	(12,151)	(104,523)

Cash used in investing activities	(41,954)	(33,845)	(119,665)

Financing activities:
Proceeds from employee stock-based compensation plans and ESP Plan	20,011	23,527	14,822
Proceeds from debt issuance	—	200,000	78,000
Payments on debt	(20,156)	(313,627)	(165,250)
Purchases of treasury stock	(211,986)	(99,820)	(3,744)
Excess tax benefits from employee stock-based compensation exercises	25,572	18,364	2,392

Cash used by financing activities	(186,559)	(171,556)	(73,780)

Net increase (decrease) in cash and cash equivalents	27,053	98	(31,508)
Effects of exchange rates on cash and cash equivalents	(4,495)	3,509	7,153
Cash and cash equivalents, beginning of period	120,181	116,574	140,929

Cash and cash equivalents, end of period	$142,739	$120,181	$116,574

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$13,312	$11,484	$13,942
Income taxes, net of refunds received	$24,126	$25,486	$34,438

See Notes to Consolidated Financial Statements.

GARTNER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 — BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business. Gartner, Inc. (“Gartner” or the “Company”) is a global information technology research and advisory company founded in 1979 with its headquarters in Stamford, Connecticut. Gartner delivers its principal products and services through three business segments: Research, Consulting, and Events. When used in these notes, the terms “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

Basis of presentation. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 270 for financial information and with the applicable instructions of U.S. Securities & Exchange Commission (“SEC”) Regulation S-X. The fiscal year of Gartner represents the twelve-month period from January 1 through December 31. All references to 2011, 2010, and 2009 refer to the fiscal year unless otherwise indicated.

Principles of consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

Management continuously evaluates and revises its estimates using historical experience and other factors, including the general economic environment and actions it may take in the future. Management adjusts these estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on our best judgment at a point in time. As a result, differences between our estimates and actual results could be material and would be reflected in the Company’s consolidated financial statements in future periods.

Revenues. Revenue is recognized in accordance with U.S. GAAP and SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), and SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Revenues are only recognized once all required criteria for recognition have been met. The Consolidated Statement of Operations presents revenues net of any sales or value-added taxes that we collect from customers and remit to government authorities.

The Company’s revenues by significant source are as follows:

Research revenues are derived from annual subscription contracts for research products. These revenues are deferred and recognized ratably over the applicable contract term. The Company typically enters into annually renewable subscription contracts for research products. Reprint fees are recognized when the reprint is shipped.

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

Consulting revenues, primarily derived from consulting, measurement and strategic advisory services (paid one-day analyst engagements), are principally generated from fixed fee or time and materials engagements. Revenues from fixed fee engagements are recognized on a proportional performance basis, while revenues from time and material engagements are recognized as work is delivered and/or services are provided. Revenues related to contract optimization engagements are contingent in nature and are only recognized upon satisfaction of all conditions related to their payment. Unbilled fees receivable associated with consulting engagements were $29.2 million at December 31, 2011 and $29.4 million at December 31, 2010.

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

Allowance for losses. The Company maintains an allowance for losses which is composed of a bad debt allowance and a sales reserve. Provisions are charged against earnings, either as a reduction in revenues or as an increase to expense. The amount of the allowance for losses is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients.

Cost of services and product development (“COS”). COS expense includes the direct costs incurred in the creation and delivery of our products and services.

Selling, general and administrative (“SG&A”). SG&A expense includes direct and indirect selling costs, general and administrative costs, and charges against earnings related to uncollectible accounts.

Commission expense. The Company records commission obligations upon the signing of customer contracts and amortizes the deferred obligation as commission expense over the estimated period in which the related revenues are earned. Commission expense is included in SG&A in the Consolidated Statements of Operations.

Stock-based compensation expense. The Company accounts for stock-based compensation in accordance with FASB ASC Topics 505 and 718, as interpreted by SEC Staff Accounting Bulletins No. 107 (“SAB No. 107”) and No. 110 (“SAB No. 110”). Stock-based compensation cost is based on the fair value of the award on the date of grant, which is expensed over the related service period, net of estimated forfeitures. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. During 2011, 2010, and 2009, the Company recognized $32.9 million, $32.6 million, and $26.1 million, respectively, of stock-based compensation expense (see Note 8 — Stock-Based Compensation), which is recorded in both COS and SG&A in the Consolidated Statements of Operations.

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

Cash and cash equivalents. Includes cash and all highly liquid investments with original maturities of three months or less, which are considered cash equivalents. The carrying value of cash equivalents approximates fair value due to their short-term maturity. Investments with maturities of more than three months are classified as marketable securities. Interest earned on investments is classified in Interest income in the Consolidated Statements of Operations.

Property, equipment and leasehold improvements. The Company leases all of its facilities and certain equipment. These leases are all classified as operating leases in accordance with FASB ASC Topic 840. The cost of these operating leases, including any contractual rent increases, rent concessions, and landlord incentives, are recognized ratably over the life of the related lease agreement. Lease expense was $26.2 million, $23.5 million, and $22.5 million in 2011, 2010, and 2009, respectively.

Equipment, leasehold improvements, and other fixed assets owned by the Company are recorded at cost less accumulated depreciation. Except for leasehold improvements, these fixed assets are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvements or the remaining term of the related leases. The Company had total depreciation expense of $25.5 million, $25.3 million, and $25.4 million in 2011, 2010, and 2009, respectively.

Property, equipment and leasehold improvements, less accumulated depreciation and amortization, consist of the following (in thousands):

	Useful Life (Years)	December 31,

		2011	2010

Computer equipment and software	2 - 7	$130,733	$123,988
Furniture and equipment	3 - 8	34,828	32,093
Leasehold improvements	2 - 15	63,773	46,516

		229,334	202,597
Less — accumulated depreciation and amortization		(161,202)	(154,983)

		$68,132	$47,614

The Company capitalizes certain eligible costs incurred to develop internal use software in accordance with FASB ASC Topic 350. At December 31, 2011 and 2010, net capitalized development costs for internal use software were $13.6 million and $14.3 million, respectively. Amortization of capitalized internal software development costs, which is classified in Depreciation in the Consolidated Statements of Operations, totaled $7.8 million, $7.9 million, and $8.3 million during 2011, 2010, and 2009, respectively.

The Company’s corporate headquarters is located in approximately 213,000 square feet of leased office space in three buildings in Stamford, Connecticut. The Stamford facility accommodates research and analysis, marketing, sales, client support, production, corporate services, executive offices, and administration. In 2010 the Company entered into a new 15 year lease agreement for this facility which provides for a reduced rental until completion of certain renovation work. In accordance with FASB ASC Topic 840, the Company accounted for the new Stamford lease as an operating lease arrangement. The total minimum payments the Company will be obligated to pay under this lease, including contractual escalation clauses and reduced rents during the renovation period, will be expensed on a straight-line basis over the lease term.

Under the terms of the new Stamford lease, the landlord has provided a $25.0 million tenant improvement allowance to be used to renovate the three buildings and the parking areas comprising the facility. The renovation work began in 2011 and is expected to be completed in late 2012. The $25.0 million contractual amount due from the landlord was recorded as a tenant improvement allowance in Other assets and as deferred rent in Other Liabilities on the Consolidated Balance Sheets. As the renovation work progresses and payments are received from the landlord, the tenant improvement receivable will be relieved and leasehold improvement assets will be recorded in Property, equipment, and leasehold improvements. The leasehold improvement assets will then be amortized to Depreciation expense over their useful lives, beginning when the assets are placed in service. The amount recorded as deferred rent will be amortized as a reduction to rent expense (SG&A) on a straight-line basis over the term of the lease.

As of December 31, 2011, the Company had $22.5 million of remaining unamortized deferred rent resulting from the tenant improvement allowance, of which $1.5 million is recorded in Accounts payable and accrued liabilities and $21.0 million is recorded in Other liabilities on the Company’s Consolidated Balance Sheets. The Company paid $9.5 million in renovation costs for this project in 2011, of which $9.0 million was reimbursed in 2011 and $0.5 will be reimbursed in 2012. The Company expects to utilize the entire remaining $15.5 million improvement allowance in 2012.

Intangible assets. Intangible assets are amortized using the straight-line method over their expected useful lives. Intangible assets subject to amortization include the following (in thousands):

December 31, 2011	Content	Trade Name	Customer Relationships	Total

Gross cost	$10,634	$5,758	$7,210	$23,602
Accumulated amortization	(10,634)	(2,303)	(3,605)	(16,542)

Net	$—	$3,455	$3,605	$7,060

December 31, 2010	Content	Trade Name	Customer Relationships	Total

Gross cost	$10,634	$5,758	$7,210	$23,602
Accumulated amortization	(7,089)	(1,152)	(1,777)	(10,018)

Net	$3,545	$4,606	$5,433	$13,584

Intangible assets are being amortized against earnings over the following periods:

Useful Life (Years)

Content	1.5
Trade Name	5
Customer Relationships	4

Aggregate amortization expense on intangible assets was $6.5 million, $10.5 million, and $1.6 million in 2011, 2010, and 2009, respectively. The estimated future amortization expense by year from purchased intangibles is as follows (in thousands):

2012	$2,955
2013	2,955
2014	1,150

$7,060

Goodwill. Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the tangible and identifiable intangible net assets acquired. The evaluation of the recoverability of goodwill is performed in accordance with FASB ASC Topic 350, which requires an annual assessment of potential goodwill impairment at the reporting unit level and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has three reporting units: Research, Consulting, and Events. Since 2002, when the current goodwill impairment rules were first adopted, goodwill must be tested annually for impairment under a two-step impairment test. Under the two-step test, if a reporting unit’s carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the reporting unit’s carrying amount of goodwill exceeds the implied fair value of the goodwill. The Company uses discounted cash flows, market multiples, and other valuation techniques to measure the estimated fair value of a reporting unit. .

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other – Testing Goodwill for Impairment (“ASU No. 2011-08”). ASU No. 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount rather than automatically applying the two-step goodwill impairment test. If the entity’s qualitative assessment does not allow it to reach this conclusion, then it is necessary to perform the two-step goodwill impairment test to determine the amount, if any, of impaired goodwill. Otherwise, the two-step goodwill impairment test is not required. The objective of ASU No. 2011-08 is to both simplify and reduce the on-going cost of goodwill impairment testing for both private and public companies.

The Company conducted the annually required two-step goodwill impairment test in 2010 in the quarter ended September 30 and concluded that the fair values of each of the Company’s reporting units substantially exceeded their respective carrying values. In 2011, the Company made the decision to early adopt ASU No. 2011-08 and conduct a qualitative assessment of reporting unit fair value as of September 30, based in part on the demonstrated historical trend of the fair values of the Company’s reporting units substantially exceeding their carrying values. Among the factors included in the Company’s qualitative assessment were general economic conditions and the competitive environment; actual and expected segment financial performance; forward-looking business measurements; and external market assessments. Based on the results of the qualitative assessment, the Company believes the fair value of goodwill of each of the Company’s reporting units continue to substantially exceed their respective carrying values and concluded that it was not necessary to conduct the two-step goodwill impairment test. As a result, the adoption of ASU No. 2011-08 did not impact the Company’s results of operations, financial position, or cash flows.

The following table presents changes to the carrying amount of goodwill by reporting unit during the two year period ended December 31, 2011 (in thousands):

	Research	Consulting	Events	Total

Balance, December 31, 2009 (1)	$370,630	$100,744	$42,238	$513,612
Foreign currency translation adjustments	(2,109)	(927)	(311)	(3,347)

Balance, December 31, 2010	$368,521	$99,817	$41,927	$510,265
Foreign currency translation adjustments	(1,541)	(140)	(34)	(1,715)

Balance, December 31, 2011	$366,980	$99,677	$41,893	$508,550

(1)

The Company has not recorded goodwill impairment losses since its adoption of the two-step goodwill impairment rules in 2002. Accordingly, the Company considers the recorded amount of goodwill as of December 31, 2009 to be the gross amount of goodwill.

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

Pension obligations. The Company has defined-benefit pension plans in three of its international locations (see Note 13 — Employee Benefits). Benefits earned under these plans are generally based on years of service and level of employee compensation. The Company accounts for defined benefit plans in accordance with the requirements of FASB ASC Topic 715. The Company determines the periodic pension expense and related liabilities for these plans through actuarial assumptions and valuations. The Company recognized $2.7 million, $2.4 million, and $2.2 million of expense for these plans in 2011, 2010, and 2009, respectively. The Company classifies pension expense in SG&A in the Consolidated Statements of Operations.

Foreign currency exposure. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded as foreign currency translation adjustments, a component of Accumulated other comprehensive income, net within the Stockholders’ equity section of the Consolidated Balance Sheets.

Currency transaction gains or losses arising from transactions denominated in currencies other than the functional currency of a subsidiary are included in results of operations in Other income (expense), net within the Consolidated Statements of Operations. Net currency transaction (losses) were $(1.3) million, $(4.8) million, and $(3.6) million in 2011, 2010, and 2009, respectively. The Company enters into foreign currency forward exchange contracts to mitigate the effects of adverse fluctuations in foreign currency exchange rates on these transactions. These contracts generally have a short duration and are recorded at fair value with unrealized and realized gains and losses also recorded in Other income (expense), net. The net (loss) gain from these contracts was $(1.2) million, $2.8 million, and $0.7 million in 2011, 2010, and 2009, respectively.

Fair value disclosures. The Company’s fair value disclosures are included in Note 12 — Fair Value Disclosures.

Concentrations of credit risk. Assets that may subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents, accounts receivable, interest rate swaps, and a pension reinsurance asset. The majority of the Company’s cash equivalent investments and its interest rate swap contract are with investment grade commercial banks that are participants in the Company’s 2010 Credit Agreement. Accounts receivable balances deemed to be collectible from customers have limited concentration of credit risk due to our diverse customer base and geographic dispersion. The Company’s pension reinsurance asset (see Note 13 — Employee Benefits) is maintained with a large international insurance company that was rated investment grade as of December 31, 2011.

Stock repurchase programs. The Company records the cost to repurchase its own shares to treasury stock. During 2011, 2010 and 2009, the Company recorded $212.0 million, $99.8 million, and $3.7 million, respectively, of stock repurchases (see Note 7 — Stockholders’ Equity). Shares repurchased by the Company are added to treasury shares and are not retired.

Recent accounting developments. The following disclosures highlight new and significant accounting rules that the Company has adopted or will adopt in future periods:

Accounting Standards Adopted

On September 30, 2011, the Company early adopted FASB ASU No. 2011-08, Intangibles-Goodwill and Other – Testing Goodwill for Impairment (“ASU No. 2011-08”) (see discussion in Goodwill above). The adoption of ASU No. 2011-08 did not impact the Company’s results of operations, financial position, or cash flows.

Accounting Standards to be adopted in Future Accounting Periods

Final accounting rules issued by the FASB that have not yet become effective and may impact the Company’s consolidated financial statements or related disclosures in future periods are described below:

Comprehensive Income. In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220-10): Presentation of Comprehensive Income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, the new rule will require an entity to present net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company will adopt this new rule in the quarter ending March 31, 2012.

Fair Value Measurements. In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 establishes a number of new requirements for fair value measurements. These include: (1) a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; (2) an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and (3) a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt this new rule in the quarter ending March 31, 2012.

2 — ACQUISITIONS

In December 2009 the Company acquired all of the outstanding shares of AMR Research and Burton Group for total net cash of $116.7 million, of which $12.2 million was paid in 2010 and $104.5 million was paid in 2009. The Company’s consolidated results include the operating results of these businesses beginning on their respective acquisition dates. The Company recorded an aggregate of $7.9 million of acquisition and integration expenses related to these acquisitions during 2010 and $2.9 million in 2009. Included in these charges are legal fees and consultant fees in connection with the acquisition and integration, as well as severance costs related to redundant headcount.

3 — OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,

	2011	2010

Security deposits	$6,581	$3,959
Debt issuance costs	3,866	4,987
Benefit plan-related assets	38,403	36,089
Non-current deferred tax assets	22,795	21,166
Tenant improvement allowance (1)	16,062	24,570
Other	2,638	2,322

Total other assets	$90,345	$93,093

(1)

Includes contractual amounts receivable related to the renovation of the Company’s Stamford headquarters facility (see Property, equipment and leasehold improvements in Note 1 — Business and Significant Accounting Policies for additional description).

4 — ACCOUNTS PAYABLE, ACCRUED, AND OTHER LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,

	2011	2010

Accounts payable	$27,573	$17,791
Payroll, employee benefits, severance	66,110	62,882
Bonus payable	62,191	64,620
Commissions payable	42,328	41,503
Taxes payable	15,917	15,030
Rent and other facilities costs	5,046	7,108
Professional, consulting, audit fees	6,907	11,987
Events fulfillment liabilities	2,255	4,367
Other accrued liabilities	31,163	22,445

Total accounts payable and accrued liabilities	$259,490	$247,733

Other liabilities consist of the following (in thousands):

	December 31,

	2011	2010

Non-current deferred revenue	$4,572	$4,659
Interest rate swap liabilities	9,891	2,101
Long-term taxes payable	20,141	18,193
Deferred rent (1)	21,046	23,813
Benefit plan-related liabilities	47,326	44,939
Other	23,975	13,745

Total other liabilities	$126,951	$107,450

(1)

Represents unamortized deferred rent resulting from the $25.0 million tenant improvement allowance on the Company’s Stamford headquarters facility (see Property, equipment and leasehold improvements in Note 1 — Business and Significant Accounting Policies for additional description).

5 — DEBT

Credit Agreement

In December 2010 the Company entered into a new credit arrangement that provides for a five-year, $200.0 million term loan and a $400.0 million revolving credit facility (the “2010 Credit Agreement”). The Company terminated its prior credit arrangement when it entered into the 2010 Credit Agreement and paid down the remaining amounts outstanding. The 2010 Credit Agreement contains an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, by up to an additional $150.0 million in the aggregate. The term loan will be repaid in 19 consecutive quarterly installments which commenced on March 31, 2011, plus a final payment due on December 22, 2015, and may be prepaid at any time without penalty or premium at the Company’s option. The revolving credit facility may be used for loans, and up to $40.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until December 22, 2015, at which time all amounts borrowed must be repaid.

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

The 2010 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum interest expense coverage ratio, and covenants limiting the Company’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, make investments and enter into certain transactions with affiliates. The Company was in full compliance with these covenants as of December 31, 2011.

The following table provides information regarding the Company’s borrowings:

Description:	Amount Outstanding December 31, 2011 (In thousands)	Contractual Annualized Interest Rate December 31, 2011 (2)	Amount Outstanding December 31, 2010 (In thousands)

Term loans	$180,000	2.08%	$200,000
Revolver (1)	20,000	2.08%	20,156

Total	$200,000		$220,156

(1)	The Company had $376.8 million of available borrowing capacity on the revolver (not including the expansion feature) as of December 31, 2011.

(2)

Both the term and revolver loan rate consisted of a floating Eurodollar base rate 0.58% plus a margin of 1.5%. However, the Company has an interest rate swap contract which converts the floating Eurodollar base rate to a fixed base rate on $200.0 million of borrowings (see below). As a result, the Company’s effective annual interest rate on its debt as of December 31, 2011 was 3.76%.

In December 2010, the Company recorded certain incremental pre-tax charges due to the termination of the prior credit arrangement. The majority of these charges would have been recognized as expenses in 2011, but accounting rules required their accelerated recognition in 2010. These accelerated pre-tax charges included $3.3 million for deferred losses on interest rate swap contracts that had been recorded in Other Comprehensive Income (OCI) since the swaps had previously been designated as accounting hedges, and $0.4 million for the write-off of a portion of capitalized debt issuance costs related to the previous debt. In accordance with FASB ASC Topic 815, the deferral of the unrealized losses on the swaps recorded in OCI was no longer permitted since the forecasted interest payments related to the previous debt would not occur. Both the capitalized debt issuance write-off and the interest rate swap charge were classified in Interest expense in the Consolidated Statements of Operations for the year ended December 31, 2010.

Interest Rate Swap Hedge

The Company entered into a $200.0 million notional fixed-for-floating interest rate swap contract in December 2010 which it designated as a hedge of the forecasted interest payments on the Company’s variable rate borrowings. Under the swap terms, the Company pays a base fixed rate of 2.26% and in return receives a Eurodollar base rate.

The Company accounts for the interest rate swap as a cash flow hedge in accordance with FASB ASC Topic 815. Since the swap is hedging forecasted interest payments, changes in the fair value of the swap are recorded in OCI as long as the swap continues to be a highly effective hedge of the designated interest rate risk. Any ineffective portion of change in the fair value of the hedge is recorded in earnings. At December 31, 2011, there was no ineffective portion of the hedge. The interest rate swap had a negative fair value to the Company of $9.9 million at December 31, 2011, which is classified in OCI, net of tax effect.

Letters of Credit

The Company had $4.7 million of letters of credit and related guarantees outstanding at year-end 2011. The Company issues these instruments in the ordinary course of business to facilitate transactions with customers and others.

6 — COMMITMENTS AND CONTINGENCIES

Contractual Lease Commitments. The Company leases various facilities, furniture, and computer equipment under operating lease arrangements expiring between 2012 and 2027. The future minimum annual cash payments under non-cancelable operating lease agreements at December 31, 2011, are as follows (in thousands):

Year ended December 31,

2012	$35,810
2013	31,690
2014	26,075
2015	18,100
2016	11,445
Thereafter	82,530

Total minimum lease payments (1), (2)	$205,650

(1)

Excludes $16.1 million of future contractual reimbursements related to leasehold improvements on the Company’s Stamford headquarters lease (see Property, equipment and leasehold improvements in Note 1 — Business and Significant Accounting Policies for additional discussion).

(2)	Excludes $3.1 million of future contractual sublease rental income.

Legal Matters. We are involved in various legal and administrative proceedings and litigation arising in the ordinary course of business. The outcome of these individual matters is not predictable at this time. However, we believe that the ultimate resolution of these matters, after considering amounts already accrued and insurance coverage, will not have a material adverse effect on our financial position, results of operations, or cash flows in future periods.

Indemnifications. The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2011, we did not have any indemnification agreements that would require material payments.

7 — STOCKHOLDERS’ EQUITY

Common stock. Holders of Gartner’s Common Stock, par value $.0005 per share (“Common Stock”) are entitled to one vote per share on all matters to be voted by stockholders. The Company does not currently pay cash dividends on its Common Stock. Also, our credit arrangement contains a negative covenant which may limit our ability to pay dividends.

The following table summarizes transactions relating to Common Stock for the three years’ ending December 31, 2011:

	Issued Shares	Treasury Stock Shares

Balance at December 31, 2008	156,234,415	62,353,575
Issuances under stock plans	—	(2,302,935)
Purchases for treasury	—	306,032

Balance at December 31, 2009	156,234,415	60,356,672
Issuances under stock plans	—	(4,029,673)
Purchases for treasury	—	3,918,719

Balance at December 31, 2010	156,234,415	60,245,718
Issuances under stock plans	—	(3,244,705)
Purchases for treasury (1)	—	5,890,238

Balance at December 31, 2011	156,234,415	62,891,251

(1)

Includes 2,148,434 shares the Company repurchased directly from ValueAct Capital Master Fund, L.P. (“ValueAct”) in two separate transactions during 2011. The total cost of the shares repurchased directly from ValueAct was $75.2 million.

Share repurchase program. The Company has a $500.0 million share repurchase program, of which $293.5 million remained available for share repurchases as of December 31, 2011. Repurchases may be made from time-to-time through open market purchases, private transactions, tender offers or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s shared-based compensation awards. Repurchases may be funded from cash flow from operations or borrowings.

The Company paid cash of $212.0 million, $99.8 million, and $3.7 million, in 2011, 2010, and 2009, respectively, for common stock repurchases. The $212.0 million paid for share repurchases in 2011 includes the cost of the shares repurchased directly from ValueAct.

8 — STOCK-BASED COMPENSATION

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service- and performance-based restricted stock units, and common stock equivalents. At December 31, 2011, the Company had approximately 6.5 million shares of Common Stock available for awards of stock-based compensation under its 2003 Long-Term Incentive Plan.

The Company accounts for stock-based compensation awards in accordance with FASB ASC Topics 505 and 718, as interpreted by SEC Staff Accounting Bulletins No. 107 (“SAB No. 107”) and No. 110 (“SAB No. 110”). Stock-based compensation expense is based on the fair value of the award on the date of grant, which is then recognized over the related service period, net of estimated forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period. Currently the Company issues treasury shares upon the exercise, release or settlement of stock-based compensation awards.

Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards requires the input of certain complex and subjective assumptions, including the expected life of the stock-based compensation awards and the Common Stock price volatility. In addition, determining the appropriate amount of associated periodic expense requires management to estimate the amount of employee forfeitures and the likelihood of the achievement of certain performance targets. The assumptions used in calculating the fair value of stock-based compensation awards and the associated periodic expense represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, then the amount of expense may need to be adjusted and future stock-based compensation expense could be materially different from what has been recorded in the current period.

The Company recognized the following amounts of stock-based compensation expense (in millions) for the years ended December 31:

Award type:	2011	2010	2009

Stock appreciation rights (SARs)	$4.4	$4.6	$4.4
Common stock equivalents (CSEs)	0.5	0.5	0.4
Restricted stock units (RSUs)	28.0	27.5	21.3

Total (1)	$32.9	$32.6	$26.1

(1)	Includes charges of $3.1 million in both 2011 and 2010 and $1.9 million in 2009 for awards to retirement-eligible employees.

Stock-based compensation (in millions) was recognized as follows in the Consolidated Statements of Operations for the years ended December 31:

Amount recorded in:	2011	2010	2009

Costs of services and product development	$14.8	$14.8	$12.6
Selling, general, and administrative	18.1	17.8	13.5

Total stock-based compensation expense recognized	$32.9	$32.6	$26.1

As of December 31, 2011, the Company had $42.3 million of total unrecognized stock-based compensation cost, which is expected to be recognized as stock-based compensation expense over the remaining weighted-average service period of approximately 2.1 years.

Stock-Based Compensation Awards

The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards in accordance with FASB ASC Topic 505:

Stock Appreciation Rights

Stock-settled stock appreciation rights (SARs) are settled in common shares and permit the holder to participate in the appreciation of the Common Stock. SARs are settled in shares of Common Stock by the employee once the applicable vesting criteria have been met. SARs vest ratably over a four-year service period and expire seven years from the grant date. The fair value of SARs awards is recognized as compensation expense on a straight-line basis over four years. At the present time, SARs are awarded only to the Company’s executive officers.

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

The following table summarizes changes in SARs outstanding for the year ended December 31, 2011:

	SARs in millions	Per Share Weighted- Average Exercise Price	Per Share Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term

Outstanding at December 31, 2010	2.5	$17.22	$6.62	4.55 years
Granted	0.4	38.05	13.58	6.15 years
Forfeited	—	—	—	—
Exercised	(0.4)	38.26	6.38	na

Outstanding at December 31, 2011 (1), (2)	2.5	$20.39	$7.66	4.00 years

Vested and exercisable at December 31, 2011 (2)	1.1	$18.07	$6.77	2.96 years

na=not applicable

(1)	At December 31, 2011, 1.4 million of the SARs were unvested. The Company expects that substantially all of these unvested awards will vest in future periods.

(2)	At December 31, 2011, SARs outstanding had an intrinsic value of $36.8 million. SARs vested and exercisable had an intrinsic value of $18.3 million.

The fair value of the SARs was determined on the grant date using the Black-Scholes-Merton valuation model with the following weighted-average assumptions for the years ended December 31:

	2011	2010	2009

Expected dividend yield (1)	0%	0%	0%
Expected stock price volatility (2)	38%	40%	50%
Risk-free interest rate (3)	2.2%	2.4%	2.3%
Expected life in years (4)	4.75	4.75	4.80

(1)	The dividend yield assumption is based on both the history and expectation of the Company’s dividend payouts. Historically the Company has not paid cash dividends on its Common Stock.

(2)	The determination of expected stock price volatility was based on both historical Common Stock prices and implied volatility from publicly traded options in Common Stock.

(3)	The risk-free interest rate is based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

(4)

The expected life in years represents a weighted-average estimate of the period of time the SARs are expected to be outstanding (that is, the period of time between the service inception date and the expected exercise date). The expected life is based on the “simplified” calculation permitted by SAB No. 107. Under the simplified method, the expected life in years is determined by taking the average of the vesting period plus the original contractual term and dividing by two. The Company continues to use the simplified method for SARs since it does not have the necessary actual historical exercise and forfeiture data, as permitted by SAB No. 110.

Restricted Stock Units

Restricted stock units (RSUs) give the awardee the right to receive shares of Common Stock when the vesting conditions are met and the restrictions lapse, and each RSU that vests entitles the awardee to one common share. RSU awardees do not have any stockholder rights until after the common shares are released. The fair value of RSUs is determined on the date of grant based on the closing price of the Common Stock as reported by the New York Stock Exchange on that date. Service-based RSUs vest ratably over four years and are expensed on a straight-line basis over four years. Performance-based RSUs are subject to both performance and service conditions, vest ratably over four years, and are expensed on an accelerated basis. Presently performance-based RSUs are awarded only to executive officers.

The following table summarizes the changes in RSUs outstanding during the year ended December 31, 2011:

	Restricted Stock Units (RSUs) (in millions)	Per Share Weighted Average Grant Date Fair Value

Outstanding at December 31, 2010	3.9	$16.52
Granted (1)	0.8	38.02
Vested and released	(1.5)	17.23
Forfeited	(0.1)	21.48

Outstanding at December 31, 2011(2), (3)	3.1	$21.53

(1)

The 0.8 million RSUs granted in 2011 consisted of 0.4 million performance-based RSUs awarded to executives and 0.4 million service-based RSUs awarded to non-executive employees and certain board members. The target number of performance-based RSUs granted was 0.3 million, which was tied to a targeted increase in the Company’s subscription-based contract value (“CV”) for 2011. The actual number of performance-based RSUs granted to executives could range from 0% to 200%, depending on the actual increase in CV for the year as measured on December 31, 2011. At year-end 2011, the actual CV increase achieved was 133% of the targeted amount, which resulted in the grant of 0.4 million performance-based RSUs to executives.

(2)	The Company expects that substantially all of the outstanding awards at December 31, 2011 will vest in future periods.

(3)	The weighted-average remaining contractual term of the outstanding RSUs is approximately 1.0 year.

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

The following table summarizes the changes in CSEs outstanding for the year ended December 31, 2011:

	Common Stock Equivalents (CSEs)	Per Share Weighted Average Grant Date Fair Value

Outstanding at December 31, 2010	117,208	$16.82
Granted	13,294	37.24
Converted to common shares	(33,234)	36.15

Outstanding at December 31, 2011	97,268	$17.79

Stock Options

Historically, the Company granted stock options to employees that allowed them to purchase shares of Common Stock at a certain price. The Company has not made any stock option grants since 2006. All outstanding options are fully vested and there is no remaining unamortized cost. The Company received $16.6 million, $20.7 million, and $12.2 million in cash from stock option exercises in 2011, 2010, and 2009, respectively.

The following table summarizes the changes in stock options outstanding during the year ended December 31, 2011:

	Options in millions	Per Share Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)

Vested and outstanding at December 31, 2010	2.6	$11.13	2.59 years	$58.2
Expired	—	—	na	na
Exercised	(1.4)	11.29	na	39.6

Vested and outstanding at December 31, 2011	1.2	$10.93	1.47 years	$27.7

na=not applicable Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESP Plan”) under which eligible employees are permitted to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation (or $23,750 in any calendar year), at a price equal to 95% of the closing price of the Common Stock as reported by the New York Stock Exchange at the end of each offering period. At December 31, 2011, the Company had approximately 1.4 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718, and as a result the Company does not record stock-based compensation expense for employee share purchases. The Company received $3.4 million, $2.8 million, and $2.7 million in cash from share purchases under the ESP Plan during 2011, 2010, and 2009, respectively.

9 — COMPUTATION OF EARNINGS PER SHARE

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

The following table sets forth the reconciliation of the basic and diluted earnings per share computations (in thousands, except per share amounts) for the years ended December 31:

	2011	2010	2009

Numerator:
Net income used for calculating basic and diluted earnings per common share	$136,902	$96,285	$82,964

Denominator: (1)
Weighted average number of common shares used in the calculation of basic earnings per share	96,019	95,747	94,658
Common share equivalents associated with stock-based compensation plans	2,827	4,087	2,891

Shares used in the calculation of diluted earnings per share	98,846	99,834	97,549

Earnings per share:
Basic	$1.43	$1.01	$0.88

Diluted	$1.39	$0.96	$0.85

(1)	During 2011, 2010 and 2009, the Company repurchased 5.9 million, 3.9 million, and 0.3 million shares of its Common Stock, respectively.

The following table presents the number of common share equivalents that were not included in the computation of diluted EPS in the table above because the effect would have been antidilutive. During periods with net income, these common share equivalents were antidilutive because their exercise price was greater than the average market value of a share of Common Stock during the period.

	2011	2010	2009

Antidilutive common share equivalents as of December 31 (in millions):	0.5	0.5	1.7
Average market price per share of Common Stock during the year	$37.53	$26.35	$15.52

10 — INCOME TAXES

Following is a summary of the components of income before income taxes for the years ended December 31 (in thousands):

	2011	2010	2009

U.S.	$124,915	$78,933	$54,793
Non-U.S.	77,269	55,152	60,733

Income before income taxes	$202,184	$134,085	$115,526

The expense for income taxes on the above income consists of the following components (in thousands):

	2011	2010	2009

Current tax expense:
U.S. federal	$23,327	$9,078	$8,749
State and local	4,236	2,645	3,107
Foreign	13,845	10,341	14,340

Total current	41,408	22,064	26,196
Deferred tax (benefit) expense:
U.S. federal	(5,192)	4,263	7,477
State and local	1,269	72	3,168
Foreign	(1,434)	(6,013)	1,281

Total deferred	(5,357)	(1,678)	11,926

Total current and deferred	36,051	20,386	38,122

Benefit (expense) relating to interest rate swap used to increase (decrease) equity	3,134	(2,523)	(2,530)
Benefit from stock transactions with employees used to increase equity	25,812	18,559	621
Benefit (expense) relating to defined-benefit pension adjustments used to increase (decrease) equity	285	375	(296)
Benefit (expense) of acquired tax assets (liabilities) used to decrease (increase) goodwill	—	1,003	(3,355)

Total tax expense	$65,282	$37,800	$32,562

Current and long-term deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,

	2011	2010

Expense accruals	$40,438	$39,892
Loss and credit carryforwards	24,282	19,999
Assets relating to equity compensation	18,226	16,599
Other assets	8,949	5,244

Gross deferred tax asset	91,895	81,734
Depreciation	(9,199)	(5,595)
Intangible assets	(17,024)	(14,816)
Prepaid expenses	(10,183)	(9,342)
Other liabilities	—	(110)

Gross deferred tax liability	(36,406)	(29,863)
Valuation allowance	(1,869)	(2,634)

Net deferred tax asset	$53,620	$49,237

Current net deferred tax assets and current net deferred tax liabilities were $31.4 million and $0.6 million as of December 31, 2011 and $28.4 million and $0.4 million as of December 31, 2010, respectively, and are included in Prepaid expenses and other current assets and Accounts payable and accrued liabilities in the Consolidated Balance Sheets. Long-term net deferred tax assets and long-term net deferred tax liabilities were $22.8 million and zero as of December 31, 2011 and $21.2 million and zero as of December 31, 2010, respectively, and are included in Other assets and Other liabilities in the Consolidated Balance Sheets. It is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The valuation allowances of $1.9 million as of December 31, 2011 and $2.6 million as of December 31, 2010 relate primarily to non-U.S. net operating losses and domestic capital loss carryforwards that more likely than not will expire unutilized. The net decrease in the valuation allowance of $0.7 million in 2011 relates primarily to the release of valuation allowances on federal and state capital loss carryovers.

The Company has established a full valuation allowance against domestic realized and unrealized capital losses, as the future utilization of these losses is uncertain. As of December 31, 2011, the Company had U.S. federal capital loss carryforwards of $0.8 million, all of which will expire in 2012. The Company also had $0.8 million in state and local capital loss carryforwards that expire over a similar period of time.

As of December 31, 2011, the Company had state and local tax net operating loss carryforwards of $139.9 million, of which $5.0 million expire within one to five years, $114.2 million expire within six to fifteen years, and $20.7 million expire within sixteen to twenty years. In addition, the Company had non-U.S. net operating loss carryforwards of $27.3 million, of which $2.6 million expire over the next 20 years and $24.7 million that can be carried forward indefinitely. As of December 31, 2011 the Company also had foreign tax credit carryforwards of $10.0 million, the majority of which expire in 2018.

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate on income before income taxes for the years ended December 31 follow:

	2011	2010	2009

Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.8	3.3	3.0
Foreign income taxed at different rates	(5.9)	(6.2)	(5.0)
Repatriation of foreign earnings	(0.4)	8.5	4.1
Record (release) valuation allowance	(0.4)	(12.7)	(4.5)
Foreign tax credits	(2.3)	(0.8)	(1.9)
Record (release) reserve for tax contingencies	3.1	2.0	(3.5)
Other items, net	(0.6)	(0.9)	1.0

Effective tax rate	32.3%	28.2%	28.2%

As of December 31, 2011 and December 31 2010, the Company had gross unrecognized tax benefits of $18.3 million and $15.8 million, respectively. The increase is primarily attributable to uncertainties surrounding the utilization of certain tax attributes. It is reasonably possible that the gross unrecognized tax benefits will be decreased by $2.9 million within the next 12 months due primarily to anticipated settlements of audits and the expiration of certain statutes of limitation. The benefits in question relate primarily to the utilization of certain tax attributes.

The Company classifies uncertain tax positions not expected to be settled within one year as long term liabilities. As of December 31, 2011 and December 31, 2010, the Company had Other Liabilities of $15.4 million and $15.7 million, respectively, related to long term uncertain tax positions.

The Company records accrued interest and penalties related to unrecognized tax benefits in its income tax provision. As of December 31, 2011 and December 31, 2010, the Company had $4.8 million and $3.8 million of accrued interest and penalties, respectively, related to unrecognized tax benefits. These amounts are in addition to the gross unrecognized tax benefits noted above. The total amount of interest and penalties recognized in the Consolidated Statements of Operations for years ending December 31, 2011 and 2010 was $1.5 million and $1.0 million, respectively.

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, for the years ending December 31 (in thousands):

	2011	2010

Beginning balance	$15,824	$13,804
Additions based on tax positions related to the current year	2,269	3,999
Additions for tax positions of prior years	4,375	592
Reductions for tax positions of prior years	(746)	(137)
Reductions for expiration of statutes	(269)	(610)
Settlements	(2,661)	(1,668)
Change in foreign currency exchange rates	(447)	(156)

Ending balance	$18,345	$15,824

In 2011, the Company repatriated approximately $32.6 million from its foreign subsidiaries. The cash cost of the repatriation was offset with the utilization of foreign tax credits and capital loss carryovers.

The number of years with open statutes of limitation varies depending on the tax jurisdiction. Generally, the Company’s statutes are open for tax years ended December 31, 2007 and forward. Major taxing jurisdictions include the U.S. (federal and state), the United Kingdom, France, Germany, Australia, Italy, Canada, Japan, the Netherlands, and Ireland.

The Internal Revenue Service (“IRS”) completed its examination of the federal income tax return of the Company for the tax year ended December 31, 2007. In December 2010, the Company received a report of the audit findings. The Company disagrees with certain of the proposed adjustments and is disputing this matter through applicable IRS and judicial procedures, as appropriate. In addition, in the second quarter of 2011 the IRS commenced an audit of the Company’s 2008 and 2009 tax years. The Company continues to comply with all information requests and no material adjustments of the Company’s tax positions have been proposed at this time for the 2008 and 2009 tax years. Although the final resolution of these audits is uncertain and there are no assurances that the ultimate resolution will not exceed the amounts recorded, the Company believes that the ultimate disposition of these matters will not have a material adverse effect on its consolidated financial position, cash flows, or results of operations.

Earnings of a non-U.S. subsidiary or affiliate are subject to U.S. taxation when repatriated. The Company intends to reinvest earnings outside the U.S. except in instances where repatriating such earnings would result in minimal additional tax. The Company currently has no plan to remit earnings which will result in a material additional tax cost. Accordingly, the Company has not recognized U.S. tax expense on non-U.S. earnings. At December 31, 2011, the accumulated undistributed earnings of non-U.S. subsidiaries approximated $41.3 million and were indefinitely invested. An estimate of the U.S. income tax liability that would be payable if such earnings were not indefinitely reinvested is $9.7 million.

11 — DERIVATIVES AND HEDGING

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

The following tables provide information regarding the Company’s outstanding derivatives contracts as of, and for, the years ended (in thousands, except for number of outstanding contracts):

December 31, 2011

Derivative Contract Type	Number of Outstanding Contracts	Contract Notional Amount	Fair Value Asset (Liability) (4)	Balance Sheet Line Item	OCI Unrealized (Loss), Net Of Tax

Interest rate swap (1)	1	$200,000	$(9,891)	Other liabilities	$(5,934)
Interest rate swaps (2)	2	30,750	(98)	Accrued liabilities	—
Foreign currency forwards (3)	60	99,585	272	Other current assets	—

Total	63	$330,335	$(9,717)		$(5,934)

December 31, 2010

Derivative Contract Type	Number of Outstanding Contracts	Contract Notional Amount	Fair Value Asset (Liability) (4)	Balance Sheet Line Item	OCI Unrealized (Loss), Net Of Tax

Interest rate swap (1)	1	$200,000	$(2,101)	Other liabilities	$(1,261)
Interest rate swaps (2)	2	147,750	(3,966)	Other liabilities	—
Foreign currency forwards (3)	63	250,220	618	Other current assets	—

Total	66	$597,970	$(5,449)		$(1,261)

(1)

The Company designates and accounts for this swap as a cash flow hedge of the forecasted interest payments on borrowings. As a result, changes in fair value of this swap are deferred and are recorded in OCI, net of tax effect. The Company entered into this swap in December 2010 (see Note 5 — Debt).

(2)	Changes in the fair value of these swaps are recognized in earnings. Both swaps matured in January 2012.

(3)

The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to offset the economic effects of these foreign currency transaction risks. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other income (expense), net since the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding contracts at December 31, 2011 matured by the end of January 2012.

(4)	See Note 12 — Fair Value Disclosures for the determination of the fair value of these instruments.

At December 31, 2011 the Company’s derivative counterparties were all large investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties, and none of the derivative contracts contained credit-risk related contingent features.

The following table provides information regarding derivative gains and losses that have been recognized in the Consolidated Statements of Operations for the years ended December 31 (in thousands):

Amount recorded in:	2011	2010	2009

Interest expense, net (1)	$4.1	$10.7	$9.6
Other expense (income), net (2)	1.2	(2.8)	(0.7)

Total expense, net	$5.3	$7.9	$8.9

(1)	Consists of interest expense from interest rate swap contracts.

(2)	Consists of realized and unrealized gains and losses on foreign currency forward contracts.

12 — FAIR VALUE DISCLOSURES

The Company’s financial instruments include cash equivalents, fees receivable from customers, accounts payable, and accruals which are normally short-term in nature. The Company believes the carrying amounts of these financial instruments reasonably approximates their fair value due to their short-term nature. The Company’s financial instruments also includes borrowings outstanding under its 2010 Credit Agreement, and at December 31, 2011, the Company had $200.0 million of floating rate debt outstanding under this arrangement, which is carried at amortized cost. The Company believes the carrying amount of the outstanding borrowings reasonably approximates fair value since the rate of interest on the borrowings reflect current market rates of interest for similar instruments with comparable maturities.

FASB ASC Topic 820 provides a framework for the measurement of fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of assets and liabilities. Classification within the hierarchy is based upon the lowest level of input that is significant to the resulting fair value measurement. The valuation hierarchy contains three levels. Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities. Level 2 measurements include significant other observable inputs such as quoted prices for similar assets or liabilities in active markets; identical assets or liabilities in inactive markets; observable inputs such as interest rates and yield curves; and other market-corroborated inputs. Level 3 measurements include significant unobservable inputs, such as internally-created valuation models. The Company does not currently utilize Level 3 valuation inputs to remeasure any of its assets or liabilities. However, level 3 inputs may be used by the Company in its required annual impairment review of goodwill. Information regarding the periodic assessment of the Company’s goodwill is included in Note 1 — Business and Significant Accounting Policies.

The Company has a limited number of assets and liabilities recorded in its Consolidated Balance Sheets that are remeasured to fair value on a recurring basis, which are presented in the following table (in thousands):

Description:	Fair Value December 31, 2011	Fair Value December 31, 2010

Assets:
Deferred compensation plan assets (1)	$25,050	$24,113
Pension reinsurance asset (2)	12,980	11,680
Foreign currency forward contracts (3)	272	618

	$38,302	$36,411

Liabilities:
Deferred compensation plan liabilities (1)	$28,100	$26,900
Interest rate swap contracts (4)	9,989	6,067

	$38,089	$32,967

(1)

The Company has a deferred compensation plan for the benefit of certain highly compensated officers, managers and other key employees (see Note 13 — Employee Benefits). The plan’s assets consist of investments in money market and mutual funds, and company-owned life insurance contracts.

The money market funds consist of cash equivalents while the mutual fund investments consist of publicly-traded and quoted equity shares. The Company considers the fair value of these assets to be based on Level 1 inputs, and these assets had a fair value of $8.0 million and $7.5 million as of December 31, 2011 and 2010, respectively. The carrying amount of the life insurance contracts equals their cash surrender value, as required by U.S. GAAP, which approximates fair value. Cash surrender value represents the estimated amount that the Company would receive upon termination of the contract. The Company considers the life insurance contracts to be valued based on a Level 2 input, and these assets had a fair value of $17.0 million and $16.6 million at December 31, 2011 and 2010, respectively. The related deferred compensation plan liabilities are recorded at fair value, or the amount needed to settle the liability, which the Company also considers to be based on a Level 2 input.

(2)

The Company maintains a pension reinsurance asset to fund payments for one of its defined benefit pension plans (see Note 13—Employee Benefits). The reinsurance asset is carried at its cash surrender value, which approximates its fair value. The Company considers the reinsurance contract to be valued based on a Level 2 input

(3)

The Company enters into foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates (see Note 11 — Derivatives and Hedging). Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, which the Company considers a Level 2 input.

(4)

On December 31, 2011, the Company had three outstanding interest rate swap contracts (see Note 11 — Derivatives and Hedging). To determine the fair value of these over-the-counter financial instruments, the Company relies on mark-to-market valuations prepared by third-party brokers. These valuations are based on observable interest rates from recently executed market transactions or broker quotes corroborated by other observable market data. Accordingly, the fair value of the swaps is determined under a Level 2 input. The Company independently corroborates the reasonableness of the swap valuations prepared by third-party brokers through the use of an electronic quotation service.

13 — EMPLOYEE BENEFITS

Savings and investment plan. The Company has a savings and investment plan covering substantially all domestic employees. Company contributions are based upon the level of employee contributions, up to a maximum of 4% of the employee’s eligible salary, subject to an annual maximum. For 2011, the maximum match was $6,600. In addition, the Company may also contribute at least 1% of an employee’s base compensation, subject to an IRS annual limitation of $2,450 for 2011. Amounts expensed in connection with the plan totaled $15.9 million, $14.6 million, and $13.0 million, in 2011, 2010, and 2009, respectively.

Deferred compensation plan. The Company has a supplemental deferred compensation plan for the benefit of certain highly compensated officers, managers and other key employees, which is structured as a rabbi trust. The plan’s investment assets are classified in Other assets on the Consolidated Balance Sheets at fair value. The value of these assets was $25.1 million and $24.1 million at December 31, 2011 and 2010, respectively (see Note 12 — Fair Value Disclosures for a description regarding the determination of fair value for these assets). The corresponding deferred compensation liability of $28.1 million and $26.9 million at December 31, 2011 and 2010, respectively, is carried at fair value, and is adjusted with a corresponding charge or credit to compensation cost to reflect the fair value of the amount owed to the employees which is classified in Other liabilities on the Consolidated Balance Sheets. Total compensation expense recognized for the plan was $0.3 million in 2011, zero in 2010, and $0.1 million in 2009.

Defined benefit pension plans. The Company has defined-benefit pension plans in several of its non-U.S. locations. Benefits earned under these plans are based on years of service and level of employee compensation. The Company accounts for defined benefit plans in accordance with the requirements of FASB ASC Topics 715 and 960.

The following are the components of net periodic pension expense for the years ended December 31 (in thousands):

	2011	2010	2009

Service cost	$1,890	$1,875	$1,465
Interest cost	1,010	840	742
Expected return on plan assets	(125)	—	—
Recognition of actuarial gain	(135)	(350)	(200)
Recognition of termination benefits	65	65	192

Net periodic pension expense (1)	$2,705	$2,430	$2,199

(1)	Pension expense is classified in SG&A in the Consolidated Statements of Operations.

The following are the assumptions used in the computation of net periodic pension expense for the years ended December 31:

	2011	2010	2009

Weighted-average discount rate	4.40%	3.95%	4.85%
Average compensation increase	2.65%	2.80%	3.27%

Discount rates are typically determined by utilizing the yields on long-term corporate or government bonds in the relevant country with a duration consistent with the expected term of the underlying pension obligations.

The following table provides information related to changes in the projected benefit obligation for the years ended December 31 (in thousands):

	2011	2010	2009

Projected benefit obligation at beginning of year	$19,730	$14,358	$13,286
Service cost	1,890	1,875	1,465
Interest cost	1,010	840	742
Actuarial (gain) loss	(948)	1,100	(1,034)
Addition of foreign pension plan (1)	—	1,961	—
Benefits paid (2)	(390)	(220)	(562)
Foreign currency impact	(132)	(184)	461

Projected benefit obligation at end of year (3)	$21,160	$19,730	$14,358

(1)

The Company adopted the defined benefit pension plan accounting provisions of FASB ASC Topics 715 and 960 for a non-U.S. plan on December 31, 2010. Previously the Company had accounted for this plan in accordance with local statutory accounting requirements. The adoption of FASB ASC Topics 715 and 960 for this plan did not result in the recognition of additional expense.

(2)

The Company projects the following amounts will be paid in future years to plan participants: $0.4 million in 2012; $1.2 million in 2013; $1.3 million in 2014; $0.8 million in 2015; $0.9 million in 2016; and $6.5 million in the five years thereafter.

(3)	Measured as of December 31.

The following table provides information regarding the plan projected benefit obligation and other amounts recorded in the Consolidated Balance Sheets as of December 31 (in thousands):

	2011	2010	2009

Projected benefit obligation	$21,160	$19,730	$14,358
Plan assets at fair value (1)	(2,480)	(2,130)	—

Funded status – shortfall (2)	$18,680	$17,600	$14,358

Amounts recorded in the Consolidated Balance Sheets:
Other assets — reinsurance asset (3)	$12,980	$11,680	$10,451

Other liabilities — accrued pension obligation (2)	$18,680	$17,600	$14,358

Stockholders’ equity — unrealized actuarial gain (4)	$2,488	$2,205	$3,217

(1)

Consists of the assets of a non-U.S. plan for which the Company adopted the accounting provisions of FASB ASC Topics 715 and 960 on December 31, 2010. These assets are considered assets of the plan for accounting purposes and are thus not recorded on the Company’s Consolidated Balance Sheets. The assets are maintained with a third-party insurance company and are invested in a diversified portfolio of equities, bonds, and other investments. The assets are primarily valued based on Level 1 and Level 2 inputs under the fair value hierarchy in FASB ASC Topic 820, and the Company considers the overall portfolio of these assets to be of medium investment risk. The projected long-term rate of return on these plan assets was 4.1% as of December 31, 2011. For the year-ended December 31, 2011, the Company contributed $0.6 million to this plan, the actual return on plan assets was $(0.1) million, and benefits paid to participants was $0.1 million.

(2)

The funded status — shortfall represents the amount of the projected benefit obligation that the Company has not funded. This amount is recorded as a liability in Other Liabilities on the Company’s Consolidated Balance Sheets. The Company expects to contribute approximately $0.6 million to these plans in 2012.

(3)

Consists of a reinsurance asset arrangement with a large international insurance company that was rated investment grade as of December 31, 2011. The purpose of the reinsurance asset arrangement is to fund the benefit payments under one of the Company’s foreign defined benefit pension plans. However, the reinsurance asset is not legally segregated or restricted for purposes of meeting the pension obligation and as a result is not acknowledged as a pension plan asset under U.S. GAAP. As a result, the reinsurance asset is carried on the Company’s Consolidated Balance Sheets at its cash surrender value, which the Company believes reasonably approximates its fair value.

(4)

The balance recorded in Stockholders’ Equity, net of tax represents the plan’s net unrealized actuarial gain which will be amortized against net periodic pension cost, thereby reducing the amount of the charge, over approximately 15 years. Amortization of the unrealized gain at December 31, 2011 is projected to reduce the Company’s net periodic pension cost in 2012 by approximately $0.2 million.

14 — SEGMENT INFORMATION

The Company manages its business through three reportable segments: Research, Consulting and Events. Research consists primarily of subscription-based research products, access to research inquiry, peer networking services, and membership programs. Consulting consists primarily of consulting, measurement engagements, and strategic advisory services. Events consists of various symposia, conferences and exhibitions.

The Company evaluates reportable segment performance and allocates resources based on gross contribution margin. Gross contribution, as presented in the table below, is defined as operating income excluding certain COS and SG&A expenses, depreciation, acquisition and integration charges, and amortization of intangibles. Certain bonus and fringe benefit costs included in consolidated COS are not allocated to segment expense. The accounting policies used by the reportable segments are the same as those used by the Company. There are no intersegment revenues.

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

The following tables present operating information about the Company’s reportable segments for the years ended December 31 (in thousands):

	Research	Consulting	Events	Consolidated

2011
Revenues	$1,012,062	$308,047	$148,479	$1,468,588
Gross contribution	682,136	114,838	66,265	863,239
Corporate and other expenses				(649,177)

Operating income				$214,062

	Research	Consulting	Events	Consolidated

2010
Revenues	$865,000	$302,117	$121,337	$1,288,454
Gross contribution	564,527	121,885	55,884	742,296
Corporate and other expenses				(593,031)

Operating income				$149,265

	Research	Consulting	Events	Consolidated

2009
Revenues	$752,505	$286,847	$100,448	$1,139,800
Gross contribution	489,862	112,099	40,945	642,906
Corporate and other expenses				(508,429)

Operating income				$134,477

The Company’s revenues are generated primarily through direct sales to clients by domestic and international sales forces and a network of independent international sales agents. Most of the Company’s products and services are provided on an integrated worldwide basis, and because of this integrated delivery, it is not practical to precisely separate our revenues by geographic location. Accordingly, the separation set forth in the table below is based upon internal allocations, which involve certain management estimates and judgments. Revenues in the table are reported based on where the sale is fulfilled; “Other International” revenues are those attributable to all areas located outside of the United States, Canada, and Europe, Middle East, Africa.

Summarized information by geographic location as of and for the years ended December 31 follows (in thousands):

	2011	2010	2009

Revenues:
United States and Canada	$861,481	$765,793	$663,832
Europe, Middle East and Africa	437,194	380,771	360,791
Other International	169,913	141,890	115,177

Total revenues	$1,468,588	$1,288,454	$1,139,800

Long-lived assets: (1)
United States and Canada	$85,194	$69,163	$65,896
Europe, Middle East and Africa	23,673	21,856	21,924
Other International	10,754	6,175	2,404

Total long-lived assets	$119,621	$97,194	$90,224

(1)	Excludes goodwill and other intangible assets.

15 — VALUATION AND QUALIFYING ACCOUNTS

The Company maintains an allowance for losses which is composed of a bad debt allowance and a revenue reserve. Provisions are charged against earnings either as an increase to expense or a reduction in revenues. The following table summarizes activity in the Company’s allowance for the years ended December 31(in thousands):

	Balance at Beginning of Year	Additions Charged to Expense	Additions Charged Against Revenues	Deductions from Reserve	Balance at End of Year

2009:
Allowance for doubtful accounts and returns and allowances	$7,800	$2,100	$6,000	$(7,800)	$8,100

2010:
Allowance for doubtful accounts and returns and allowances	$8,100	$800	$2,000	$(3,700)	$7,200

2011:
Allowance for doubtful accounts and returns and allowances	$7,200	$930	$4,390	$(5,260)	$7,260

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report on Form 10-K to be signed on its behalf by the undersigned, duly authorized, in Stamford, Connecticut, on February 23, 2012.

Gartner, Inc.

Date: February 23, 2012	By:	/s/ Eugene A. Hall

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

Name	Title	Date

/s/ Eugene A. Hall	Director and Chief Executive Officer	February 23, 2012
(Principal Executive Officer)
Eugene A. Hall

/s/ Christopher J. Lafond	Executive Vice President and Chief Financial Officer	February 23, 2012
(Principal Financial and Accounting Officer)
Christopher J. Lafond

/s/ Michael J. Bingle	Director	February 23, 2012

Michael J. Bingle

/s/ Richard J. Bressler	Director	February 23, 2012

Richard J. Bressler

/s/ Raul E. Cesan	Director	February 23, 2012

Raul E. Cesan

/s/ Karen E. Dykstra	Director	February 23, 2012

Karen E. Dykstra

/s/ Anne Sutherland Fuchs	Director	February 23, 2012

Anne Sutherland Fuchs

/s/ William O. Grabe	Director	February 23, 2012

William O. Grabe

/s/ Stephen G. Pagliuca	Director	February 23, 2012

Stephen G. Pagliuca

/s/ James C. Smith	Director	February 23, 2012

James C. Smith