Form 10-Q
period 2012-03-31
GARTNER INC
filed 2012-05-03
CIK 749251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number 1-14443

GARTNER, INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-3099750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. Box 10212	06902-7700
56 Top Gallant Road Stamford, CT (Address of principal executive offices)	(Zip Code)

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

As of April 30, 2012, 93,280,871 shares of the registrant’s common shares were outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	March 31, 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$138,985	$142,739
Fees receivable, net	384,125	421,033
Deferred commissions	75,466	78,492
Prepaid expenses and other current assets	78,244	63,521

Total current assets	676,820	705,785
Property, equipment and leasehold improvements, net	69,663	68,132
Goodwill	510,933	508,550
Intangible assets, net	6,321	7,060
Other assets	86,111	90,345

Total Assets	$1,349,848	$1,379,872

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$160,093	$259,490
Deferred revenues	650,666	611,647
Current portion of long-term debt	100,293	50,000

Total current liabilities	911,052	921,137
Long-term debt	140,000	150,000
Other liabilities	127,015	126,951

Total Liabilities	1,178,067	1,198,088
Stockholders’ Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 156,234,415 shares issued for both periods	78	78
Additional paid-in capital	651,372	646,815
Accumulated other comprehensive income, net	8,447	5,793
Accumulated earnings	776,801	742,579
Treasury stock, at cost, 62,957,731 and 62,891,251 common shares, respectively	(1,264,917)	(1,213,481)

Total Stockholders’ Equity	171,781	181,784

Total Liabilities and Stockholders’ Equity	$1,349,848	$1,379,872

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,

	2012	2011

Revenues:
Research	$274,620	$243,435
Consulting	74,563	70,630
Events	19,988	15,502

Total revenues	369,171	329,567
Costs and expenses:
Cost of services and product development	146,463	133,316
Selling, general and administrative	162,518	141,672
Depreciation	5,895	6,271
Amortization of intangibles	739	2,527

Total costs and expenses	315,615	283,786

Operating income	53,556	45,781
Interest expense, net	(2,195)	(2,784)
Other expense, net	(978)	(382)

Income before income taxes	50,383	42,615
Provision for income taxes	16,162	13,424

Net income	$34,221	$29,191

Income per common share:
Basic	$0.37	$0.30

Diluted	$0.36	$0.29

Weighted average shares outstanding:
Basic	93,416	96,442

Diluted	96,199	99,451

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended March 31,

	2012	2011

Net income	$34,221	$29,191
Other comprehensive income: Foreign currency translation adjustments	2,676	852
Unrealized gain on interest rate swap hedge	53	1,384
Amortization of pension unrealized actuarial gain	(54)	(33)

	2,675	2,203
Tax effect of comprehensive income items	(21)	(553)

Other comprehensive income, net of tax effect	2,654	1,650

Comprehensive income	$36,875	$30,841

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,

	2012	2011

Operating activities:
Net income	$34,221	$29,191
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization of intangibles	6,634	8,798
Stock-based compensation expense	10,939	9,162
Excess tax benefits from stock-based compensation	(13,784)	(20,613)
Deferred taxes	(1,664)	(10,986)
Amortization of debt issue costs	509	595
Changes in assets and liabilities:
Fees receivable, net	39,695	25,744
Deferred commissions	3,665	3,065
Prepaid expenses and other current assets	(6,105)	(9,167)
Other assets	(2,141)	(1,344)
Deferred revenues	34,822	25,404
Accounts payable, accrued, and other liabilities	(88,112)	(84,512)

Cash provided (used) by operating activities	18,679	(24,663)

Investing activities:
Additions to property, equipment and leasehold improvements	(7,118)	(3,705)

Cash used in investing activities	(7,118)	(3,705)

Financing activities:
Proceeds from stock issued under stock plans	5,524	14,058
Proceeds from debt issuance	47,793	40,011
Payments on debt	(7,500)	(5,000)
Purchases of treasury stock	(77,157)	(51,896)
Excess tax benefits from stock-based compensation	13,784	20,613

Cash (used) provided by financing activities	(17,556)	17,786

Net decrease in cash and cash equivalents	(5,995)	(10,582)
Effects of exchange rates on cash and cash equivalents	2,241	(596)
Cash and cash equivalents, beginning of period	142,739	120,181

Cash and cash equivalents, end of period	$138,985	$109,003

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Business and Basis of Presentation

Business. Gartner, Inc. is a global information technology research and advisory company founded in 1979 with its headquarters in Stamford, Connecticut. Gartner delivers its products and services through three business segments: Research, Consulting, and Events. When used in these notes, the terms “Gartner,” “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

Basis of presentation. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 270 for interim financial information and with the applicable instructions of the U.S. Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X on Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its Annual Report on Form 10-K for the year ended December 31, 2011. The fiscal year of Gartner represents the twelve-month calendar period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three months ended March 31, 2012, may not be indicative of the results of operations for the remainder of 2012.

On January 1, 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220-10): Presentation of Comprehensive Income, and a related amendment. Comprehensive income includes income and expense items from nonowner sources and consists of two separate components: net income as reported and other comprehensive income. ASU No. 2011-05 eliminates the option to report comprehensive income and its components in the statement of stockholders’ equity. Instead, the new rule optionally requires the presentation of net income and comprehensive income in one continuous statement, or in two separate, but consecutive statements. The Company has presented net income, other comprehensive income and its components, and comprehensive income in a new, separate statement called the Condensed Consolidated Statements of Comprehensive Income. While the Company’s presentation of comprehensive income has changed, there are no changes to the components or amounts that are recognized in net income or other comprehensive income under current accounting guidance. As a result, the adoption of this new rule did not impact the Company’s results of operations, cash flows, or financial position.

Principles of consolidation. The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly- and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of estimates. The preparation of the accompanying interim condensed consolidated financial statements requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, and other long-lived assets, as well as tax accruals and other liabilities. In addition, estimates are used in revenue recognition, income tax expense, performance-based compensation charges, depreciation and amortization, and the allowance for losses. Management believes its use of estimates in these interim condensed consolidated financial statements is reasonable.

Management continuously evaluates and revises its estimates using historical experience and other factors, including the general economic environment and actions it may take in the future. Such estimates are adjusted when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on management’s best judgment at a point in time. As a result, differences between such estimates and actual results could be material and would be reflected in the Company’s consolidated financial statements in future periods.

Note 2 — Earnings per Share

The following table sets forth the calculations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,

	2012	2011

Numerator:
Net income used for calculating basic and diluted earnings per share	$34,221	$29,191

Denominator:
Weighted average number of common shares used in the calculation of basic earnings per share	93,416	96,442
Common stock equivalents associated with stock-based compensation plans (1)	2,783	3,009

Shares used in the calculation of diluted earnings per share	96,199	99,451

Basic earnings per share	$0.37	$0.30

Diluted earnings per share	$0.36	$0.29

(1)

For the three months ended March 31, 2012 and 2011, 0.6 million and 1.2 million of common stock equivalents, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Note 3 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service- and performance-based restricted stock units, and common stock equivalents. At March 31, 2012, the Company had 6.0 million shares of its common stock, par value $.0005 per share (the “Common Stock”) available for awards of stock-based compensation under its 2003 Long-Term Incentive Plan.

The Company accounts for stock-based compensation in accordance with FASB ASC Topics 505 and 718, as interpreted by SEC Staff Accounting Bulletins No. 107 (“SAB No. 107”) and No. 110 (“SAB No. 110”). Stock-based compensation expense is based on the fair value of the award on the date of grant, which is then recognized as expense over the related service period, net of estimated forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period. Currently the Company issues treasury shares upon the exercise, release or settlement of stock-based compensation awards.

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

Stock-Based Compensation Expense

The Company recognized the following amounts of stock-based compensation expense by award type and category in the periods indicated (in millions):

	Three Months Ended March 31,

Award type:	2012	2011

Stock appreciation rights	$1.6	$1.5
Common stock equivalents	0.1	0.1
Restricted stock units	9.2	7.6

Total	$10.9	$9.2

	Three Months Ended March 31,

Amount recorded in:	2012	2011

Cost of services and product development	$5.3	$4.5
Selling, general and administrative	5.6	4.7

Total stock-based compensation expense (1)	$10.9	$9.2

(1)

Includes charges of $3.0 million and $2.5 million for the three months ended March 31, 2012 and 2011 respectively, related to awards to retirement-eligible employees, since a portion of the awards vest immediately.

As of March 31, 2012, the Company had $62.7 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted-average service period of approximately 2.7 years.

Stock-Based Compensation Awards

The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards in accordance with FASB ASC Topic 505:

Stock Appreciation Rights

Stock-settled stock appreciation rights (SARs) permit the holder to participate in the appreciation of the Common Stock. SARs are settled in shares of Common Stock by the employee once the applicable vesting criteria have been met. SARs vest ratably over a four-year service period and expire seven years from the grant date. The fair value of SARs awards is recognized as compensation expense on a straight-line basis over four years. At the present time, SARs are awarded only to the Company’s executive officers.

When SARs are exercised, the number of shares of Common Stock issued is calculated as follows: (1) the total proceeds from the SARs exercise (calculated as the closing price of the Common Stock on the date of exercise less the exercise price of the SARs, multiplied by the number of SARs exercised) is divided by (2) the closing price of the Common Stock as reported on the New York Stock Exchange on the exercise date. The Company withholds a portion of the shares of Common Stock issued upon exercise to satisfy minimum statutory tax withholding requirements. SARs recipients do not have any stockholder rights until after actual shares of Common Stock are issued in respect of the award, which is subject to the prior satisfaction of the vesting and other criteria relating to such grants.

The following table summarizes changes in SARs outstanding during the three months ended March 31, 2012:

	SARs (in millions)	Per Share Weighted- Average Exercise Price	Per Share Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2011	2.5	$20.39	$7.66	4.00 years
Granted	0.4	37.81	12.99	6.90 years
Forfeited	—	—	—	n/a
Exercised	(0.4)	19.28	7.26	n/a

Outstanding at March 31, 2012 (1), (2)	2.5	$23.20	$8.53	4.38 years

Vested and exercisable at March 31, 2012 (2)	1.4	$18.36	$6.91	3.35 years

n/a=not applicable

(1)	As of March 31, 2012, 1.2 million of the SARs outstanding were unvested. The Company expects that substantially all of these unvested awards will vest in future periods.

(2)	Total SARs outstanding had an intrinsic value of $48.9 million. SARs vested and exercisable had an intrinsic value of $32.9 million.

The fair value of the SARs was estimated on the date of grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,

	2012	2011

Expected dividend yield (1)	0%	0%
Expected stock price volatility (2)	40%	38%
Risk-free interest rate (3)	0.8%	2.2%
Expected life in years (4)	4.6	4.8

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. Historically, Gartner has not paid cash dividends on its Common Stock.

(2)	The determination of expected stock price volatility was based on both historical Common Stock prices and implied volatility from publicly traded options in the Common Stock.

(3)	The risk-free interest rate is based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

(4)

The expected life represents the Company’s weighted-average estimate of the period of time the SARs are expected to be outstanding (that is, the period between the service inception date and the expected exercise date). Beginning January 1, 2012, the expected life has been calculated based on the Company’s historical exercise data. Previously, the Company determined the expected life based on a simplified calculation permitted by SEC SAB No. 107and SAB No. 110 since the necessary historical exercise data was not available. The change in methodology had an insignificant impact on the expected life.

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

The following table summarizes the changes in RSUs outstanding during the three months ended March 31, 2012:

	Restricted Stock Units (RSUs) (in millions)	Per Share Weighted Average Grant Date Fair Value

Outstanding at December 31, 2011	3.1	$21.53
Granted (1)	0.7	37.81
Vested and released	(1.3)	19.18
Forfeited	—	—

Outstanding at March 31, 2012 (2), (3)	2.5	$27.85

(1)

The 0.7 million RSUs granted in 2012 consisted of 0.3 million performance-based RSUs awarded to executives and 0.4 million service-based RSUs awarded to non-executive employees and certain board members. The 0.3 million performance-based RSUs awarded to executives represents the target amount of the award for the year, which is tied to an increase in the Company’s subscription-based Research contract value (“CV”) for 2012. The final number of performance-based RSUs that will be granted to executives in 2012 could range from 0% to 200% of the target amount, depending on the actual increase in CV for the year as measured on December 31, 2012. If the specified minimum level of achievement is not met, the performance-based RSUs will be forfeited in their entirety, and any compensation expense previously recorded will be reversed.

(2)	The Company expects that substantially all of the outstanding awards will vest in future periods.

(3)	The weighted-average remaining contractual term of the outstanding RSUs is approximately 1.6 years.

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

The following table summarizes the changes in CSEs outstanding during the three months ended March 31, 2012:

	Common Stock Equivalents (CSEs)	Per Share Weighted Average Grant Date Fair Value

Outstanding at December 31, 2011	97,268	$15.93
Granted	2,905	43.09
Converted to common shares	(2,136)	43.09

Outstanding at March 31, 2012	98,037	$16.15

na=not available

Stock Options

Historically, the Company granted stock options to employees that allowed them to purchase shares of Common Stock at a certain price. The Company has not made any stock option grants since 2006. All outstanding options are fully vested and there is no remaining unamortized cost. The Company received $4.4 million and $13.1 million in cash from option exercises in the three months ended March 31, 2012 and 2011, respectively.

The following table summarizes the changes in stock options outstanding during the three months ended March 31, 2012:

	Options in millions	Per Share Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)

Vested and outstanding at December 31, 2011	1.2	$10.93	1.47 years	$27.7
Expired	—	—	na	na
Exercised (1)	(0.4)	11.03	na	na

Vested and outstanding at March 31, 2012	0.8	$10.87	1.35 years	$24.1

na=not applicable

(1)	Options exercised during the three months ended March 31, 2012 had an intrinsic value of $11.5 million.

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

At March 31, 2012, the Company had 1.3 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718, and as a result the Company does not record compensation expense for employee share purchases. The Company received $1.1 million and $1.0 million in cash from share purchases under the ESP Plan in the three months ended March 31, 2012 and 2011, respectively.

Note 4 — Segment Information

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

The Company evaluates reportable segment performance and allocates resources based on gross contribution margin. Gross contribution, as presented in the table below, is defined as operating income excluding certain Cost of services and product development and Selling, general and administrative expenses, depreciation, and amortization of intangibles. Certain bonus and fringe benefit costs included in consolidated Cost of services and product development are not allocated to segment expense. The accounting policies used by the reportable segments are the same as those used by the Company. There are no intersegment revenues.

The Company does not identify or allocate assets, including capital expenditures, by reportable segment. Accordingly, assets are not reported by segment because the information is not available by segment and is not reviewed in the evaluation of segment performance or in making decisions in the allocation of resources.

The following tables present information about the Company’s reportable segments (in thousands):

Three Months Ended March 31, 2012:	Research	Consulting	Events	Consolidated

Revenues	$274,620	$74,563	$19,988	$369,171
Gross contribution	188,602	27,600	7,895	224,097
Corporate and other expenses				(170,541)

Operating income				$53,556

Three Months Ended March 31, 2011:	Research	Consulting	Events	Consolidated

Revenues	$243,435	$70,630	$15,502	$329,567
Gross contribution	164,501	25,489	5,665	195,655
Corporate and other expenses				(149,874)

Operating income				$45,781

Note 5 — Goodwill and Intangible Assets

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

The following table presents changes to the carrying amount of goodwill by reporting unit during the three months ended March 31, 2012 (in thousands):

	Research	Consulting	Events	Total

Balance, December 31, 2011	$366,980	$99,677	$41,893	$508,550
Foreign currency translation adjustments	1,940	410	33	2,383

Balance, March 31, 2012 (1)	$368,920	$100,087	$41,926	$510,933

(1)	The Company does not have any accumulated goodwill impairment losses.

Amortizable Intangible Assets

The following tables present the carrying amounts of amortizable intangible assets as of the periods indicated (in thousands):

March 31, 2012	Trade Name	Customer Relationships	Total

Gross cost	$5,758	$7,210	$12,968
Accumulated amortization	(2,591)	(4,056)	(6,647)

Net	$3,167	$3,154	$6,321

December 31, 2011	Trade Name	Customer Relationships	Total

Gross cost	$5,758	$7,210	$12,968
Accumulated amortization	(2,303)	(3,605)	(5,908)

Net	$3,455	$3,605	$7,060

Trade name and customer relationship intangibles are amortized against earnings over five and four years, respectively. Aggregate amortization expense related to intangible assets was $0.7 million and $2.5 million for the three months ended March 31, 2012 and 2011, respectively.

The estimated future amortization expense by year from amortizable intangibles is as follows (in thousands):

2012 (remaining nine months)	$2,222
2013	2,955
2014	1,144

$6,321

Note 6 — Debt

Credit Agreement

The Company has a credit arrangement that provides for a five-year, $200.0 million term loan and a $400.0 million revolving credit facility that it entered into in December 2010 (the “2010 Credit Agreement”). The 2010 Credit Agreement contains an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, by up to an additional $150.0 million in the aggregate. The term loan will be repaid in 19 consecutive quarterly installments which commenced on March 31, 2011, plus a final payment due on December 22, 2015, and may be prepaid at any time without penalty or premium at the Company’s option. The revolving credit facility may be used for loans, and up to $40.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until December 22, 2015, at which time all amounts borrowed must be repaid.

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

The 2010 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum interest expense coverage ratio, and covenants limiting the Company’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, make investments and enter into certain transactions with affiliates. The Company was in full compliance with these covenants as of March 31, 2012 and December 31, 2011.

The following table provides information regarding the Company’s borrowings:

Description:	Amount Outstanding March 31, 2012 (In thousands)	Contractual Annualized Interest Rate March 31, 2012 (3)	Amount Outstanding December 31, 2011 (In thousands)

Term loan	$172,500	1.97%	$180,000
Revolver and other (1), (2)	67,793	1.74% - 1.97%	20,000

Total	$240,293		$200,000

(1)	The $67.8 million outstanding as of March 31, 2012 includes $67.5 million borrowed under the 2010 Credit Agreement and $0.3 million that was borrowed under a separate, short-term lending arrangement.

(2)	The Company had $329.3 million of available borrowing capacity on the revolver (not including the expansion feature) as of March 31, 2012.

(3)

The term loan rate consisted of a 0.47% floating Eurodollar base rate plus a margin of 1.50%. The Eurodollar base rates on the revolver ranged from 0.24% to 0.47%, plus a margin of 1.50%. However, the Company has an interest rate swap contract which converts the floating Eurodollar base rates to a fixed base rate on $200.0 million of borrowings (see below). As a result, the Company’s effective annual interest rate on its total debt outstanding as of March 31, 2012 was 3.43%.

Interest Rate Swap Hedge

The Company has a $200.0 million notional fixed-for-floating interest rate swap contract which it designates as a hedge of the forecasted interest payments on the Company’s variable rate borrowings. Under the swap terms, the Company pays a base fixed rate of 2.26% and in return receives a floating Eurodollar base rate on $200.0 million of borrowings. The Company entered into this swap contract in December 2010 and it matures in September 2015.

The Company accounts for the interest rate swap as a cash flow hedge in accordance with FASB ASC Topic 815. Since the swap is hedging forecasted interest payments, changes in the fair value of the swap are recorded in OCI as long as the swap continues to be a highly effective hedge of the designated interest rate risk. Any ineffective portion of change in the fair value of the hedge is recorded in earnings. There was no ineffective portion of the hedge at March 31, 2012 or December 31, 2011. The interest rate swap had a negative fair value to the Company of $9.8 million and $9.9 million at March 31, 2012 and December 31, 2011, respectively, which is classified in OCI, net of tax effect.

Letters of Credit

The Company had $6.6 million of letters of credit and related guarantees outstanding at March 31, 2012. The Company enters into these instruments in the ordinary course of business to facilitate transactions with customers and others.

Note 7 — Equity

Share Repurchase Program

The Company has a $500.0 million share repurchase program, of which $237.5 million remained available for share repurchases as of March 31, 2012. Repurchases may be made from time-to-time through open market purchases, private transactions, tender offers or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s shared-based compensation awards. Repurchases may be funded from operating cash flow or borrowings.

The Company’s share repurchase activity is included in the following table:

	Three Months Ended March 31,

	2012	2011 (2)

Number of shares repurchased (1)	1,979,429	1,410,828
Cost of repurchased shares (in thousands)	$77,158	$51,896

(1)	The average purchase price for the shares was $38.98 in 2012 and $36.78 in 2011.

Note 8 — Income Taxes

The provision for income taxes was $16.2 million for the three months ended March 31, 2012 compared to $13.4 million in the prior year quarter. The effective tax rate was 32.1% for the three months ended March 31, 2012 and 31.5% for the same period in 2011. The increase in the effective tax rate was primarily due to the impact of a change in the estimated annual mix of pre-tax income by jurisdiction.

As of March 31, 2012 and December 31, 2011, the Company had gross unrecognized tax benefits of $19.0 million and $18.3 million, respectively. It is reasonably possible that the gross unrecognized tax benefits will decrease by $3.2 million within the next 12 months, primarily due to settlements of outstanding audits and the expiration of the relevant statutes of limitation. As of March 31, 2012 and December 31, 2011, the Company had Other liabilities of $15.8 million and $15.4 million, respectively, related to long term uncertain tax positions.

The Internal Revenue Service (“IRS”) has completed its examination of the federal income tax return of the Company for the tax year ended December 31, 2007. In December 2010, the Company received a report of the audit findings. The Company disagrees with certain proposed adjustments and is disputing this matter through applicable IRS and judicial procedures, as appropriate. Separately, in the second quarter of 2011 the IRS commenced an audit of the Company’s 2008 and 2009 tax years. The Company continues to comply with all information requests and no material adjustments of the Company’s tax positions have been proposed at this time for the 2008 and 2009 tax years. Although the final resolution of these audits is uncertain and there are no assurances that the ultimate resolution will not exceed the amounts recorded, the Company believes that the ultimate disposition of these matters will not have a material adverse effect on its consolidated financial position, cash flows, or results of operations.

Note 9 — Derivatives and Hedging

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

The following tables provide information regarding the Company’s outstanding derivatives contracts (in thousands, except for number of outstanding contracts) as of the dates indicated:

March 31, 2012

Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability) (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI

Interest rate swap (1)	1	$200,000	$(9,838)	Other liabilities	$(5,903)
Foreign currency forwards (2)	28	34,542	(23)	Accrued liabilities	—

Total	29	$234,542	$(9,861)		$(5,903)

December 31, 2011
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability) (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI

Interest rate swap (1)	1	$200,000	$(9,891)	Other liabilities	$(5,934)
Interest rate swaps (4)	2	30,750	(98)	Other liabilities	—
Foreign currency forwards (2)	60	99,585	272	Other current assets	—

Total	63	$330,335	$(9,717)		$(5,934)

(1)

The Company has designated this swap as a cash flow hedge of the forecasted interest payments on borrowings. As a result, changes in fair value of this swap are deferred and are recorded in OCI, net of tax effect. The Company entered into this swap in December 2010 (see Note 6 — Debt).

(2)

The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to offset the economic effects of these foreign currency transaction risks. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other expense, net since the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding contracts at March 31, 2012 matured by the end of April 2012.

(3)	See Note 10 — Fair Value Disclosures for the determination of the fair value of these instruments.

(4)	Changes in the fair value of these swaps are recognized in earnings. These swaps matured in January 2012.

At March 31, 2012 the Company’s derivative counterparties were all large investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties, and none of the derivative contracts contained credit-risk related contingent features.

The following table provides information regarding derivative gains and losses that have been recognized in the Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

	Three Months Ended March 31,

Amount recorded in:	2012	2011

Interest expense, net (1)	$847	$1,038
Other (income) expense, net (2)	(246)	3,094

Total expense, net	$601	$4,132

(1)	Consists of interest expense from interest rate swap contracts.

(2)	Consists of realized and unrealized gains and losses on foreign currency forward contracts.

Note 10 — Fair Value Disclosures

The Company’s financial instruments include cash equivalents, fees receivable from customers, accounts payable, and accruals which are normally short-term in nature. The Company believes the carrying amounts of these financial instruments reasonably approximates their fair value due to their short-term nature. The Company’s financial instruments also includes borrowings outstanding under its 2010 Credit Agreement, and at March 31, 2012, the Company had $240.0 million of floating rate debt outstanding under this arrangement, which is carried at amortized cost. The Company believes the carrying amount of the outstanding borrowings reasonably approximates fair value since the rate of interest on the borrowings reflect current market rates of interest for similar instruments with comparable maturities.

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

On January 1, 2012, the Company adopted ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which updates FASB ASC Topic 820 with new requirements. These include: (1) a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; (2) an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and (3) a requirement that for recurring Level 3 fair value measurements, entities disclose additional quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements and their potential impact on operating results.

The Company has a limited number of assets and liabilities recorded in its Consolidated Balance Sheets that are remeasured to fair value on a recurring basis, and the Company does not currently utilize Level 3 valuation inputs to remeasure any of its assets or liabilities. In addition, the Company typically does not transfer assets or liabilities between different levels of the fair value hierarchy. As a result, the adoption of ASU No. 2011-04 did not result in any changes to the Company’s processes for determining fair values or require additional fair value disclosures.

The Company’s assets and liabilities remeasured to fair value are presented in the following table (in thousands):

Description:	Fair Value March 31, 2012	Fair Value December 31, 2011

Assets:
Deferred compensation plan assets (1)	$26,390	$25,050
Pension reinsurance asset (2)	13,530	12,980
Foreign currency forward contracts (3)	—	272

	$39,920	$38,302

Liabilities:
Deferred compensation plan liabilities (1)	$29,465	$28,100
Foreign currency forward contracts (3)	23	—
Interest rate swap contract (4)	9,838	9,989

	$39,326	$38,089

(1)

The Company has a deferred compensation plan for the benefit of certain highly compensated employees. The assets consist of investments in money market and mutual funds, and company-owned life insurance contracts, all of which are valued based on Level 1 or Level 2 valuation inputs. The related deferred compensation plan liabilities are recorded at fair value, or the estimated amount needed to settle the liability, which the Company also considers to be based on a Level 2 input.

(2)

The Company maintains a pension reinsurance asset to fund payments for one of its defined benefit pension plans. The reinsurance asset is carried at its cash surrender value, which the Company believes approximates its fair value. The Company considers the reinsurance contract to be valued based on a Level 2 input.

(3)

The Company enters into foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. Valuation of the foreign currency forward contracts is based on observable foreign currency exchange rates in active markets, which the Company considers a Level 2 input.

(4)

At March 31, 2012, the Company had an interest rate swap contract which hedges the interest rate on its borrowings (see Note 9 — Derivatives and Hedging). To determine the fair value of this over-the-counter financial instrument, the Company relies on a mark-to-market valuation prepared by a third-party broker. The valuation is based on observable interest rates from recently executed market transactions or broker quotes corroborated by other observable market data. Accordingly, the fair value of the swap is determined under a Level 2 input. The Company independently corroborates the reasonableness of the swap valuation prepared by the third-party broker through the use of an electronic quotation service.

Note 11 — Employee Benefits

Defined Benefit Pension Plans

The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company’s defined benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $0.6 million for both the three months ended March 31, 2012 and 2011.

Note 12 — Commitments and Contingencies

Contingencies

We are involved in legal proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position, cash flows, or results of operations when resolved in a future period.

The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of March 31, 2012, the Company did not have any indemnification agreements that would require material payments.

Note 13 — Subsequent Event

On April 19, 2012, Gartner, through a wholly-owned subsidiary, entered into a Takeover Bid Implementation Agreement with Ideas International Limited, (“Ideas International”), pursuant to which Gartner has agreed to commence an off market takeover bid to acquire 100% of the outstanding shares of Ideas International, on a fully diluted basis, for AUD 1.40 per share in cash. The aggregate consideration is AUD 20 million, which is equivalent to approximately US$20.7 million. Ideas International is an Australian corporation (ASX: IDE) headquartered outside of Sydney that provides intelligence on IT infrastructure configurations and pricing data to IT professionals. Ideas International has about 40 employees and for the fiscal year ended December 31, 2011 reported revenues of AUD 8.7 million (approximately US$9.0 million).

The offer has been approved by the boards of directors of Gartner and Ideas International. However, completion of the transaction is subject to a number of conditions, including the tender to Gartner of not less than 90% of the outstanding shares of Ideas International. Assuming all these conditions are met, the transaction is expected to close in June 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management’s Discussion and Analysis (“MD&A”) is to help facilitate the understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011. Historical results and percentage relationships are not necessarily indicative of operating results for future periods. References to “Gartner,” “the Company,” “we,” “our,” and “us” in this MD&A are to Gartner, Inc. and its subsidiaries.

Forward-Looking Statements

In addition to historical information, this Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expect,” “should,” “could,” “believe,” “plan,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” or other words of similar meaning.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Factors That May Affect Future Performance” and elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2011. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers should review carefully any risk factors described in other reports we filed with the SEC.

BUSINESS OVERVIEW

Gartner, Inc. (NYSE: IT) is the world’s leading information technology research and advisory company. We deliver the technology-related insight necessary for our clients to make the right decisions, every day. From CIOs and senior IT leaders in corporations and government agencies, to business leaders in high-tech and telecom enterprises and professional services firms, to supply chain professionals and technology investors, we are the valuable partner to clients in over 12,300 distinct organizations. We work with every client to research, analyze and interpret the business of IT within the context of their individual role. Founded in 1979, Gartner is headquartered in Stamford, Connecticut, U.S.A., and has 5,056 associates, including nearly 1,300 research analysts and consultants, and clients in 85 countries.

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

We had total revenues of $369.2 million in the first quarter of 2012, an increase of 12% compared to first quarter 2011 and 13% excluding the foreign exchange impact. Revenues increased by double-digits in our Research and Events segments, at 13% and 29%, respectively, while Consulting was up 6%. For a more complete discussion of our results by segment, see Segment Results below. We had net income of $34.2 million in the first quarter of 2012, an increase of 17% compared to first quarter 2011. Diluted earnings per share increased $0.07 per share quarter-over-quarter, or 24%, to $0.36 per share for first quarter 2012. Our operating cash flow was $18.7 million in first quarter 2012.

We repurchased almost 2.0 million of our common shares in the three months ended March 31, 2012 as part of our continued focus on enhancing shareholder value. We had $139.0 million of cash and cash equivalents on March 31, 2012 and we had $329.3 million of available borrowing capacity under our revolving credit facility. We continue to believe that the Company has adequate liquidity to fund our current plans, including the recently announced cash offer to purchase all of the outstanding shares of Ideas International (see Note 13—Subsequent Events in the Notes to the Condensed Consolidated Financial Statements for additional information).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires the application of appropriate accounting policies and the use of estimates. Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements of Gartner, Inc. contained in our Annual Report on Form 10-K for the year ended December 31, 2011. Management considers the policies discussed below to be critical to an understanding of our financial statements because their application requires complex and subjective management judgments and estimates. Specific risks for these critical accounting policies are also described below.

The preparation of our financial statements requires us to make estimates and assumptions about future events. We develop our estimates using both current and historical experience, as well as other factors, including the general economic environment and actions we may take in the future. We adjust such estimates when facts and circumstances dictate. However, our estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on our best judgment at a point in time and as such these estimates may ultimately differ materially from actual results. Also, on-going changes in our estimates could be material and would be reflected in the Company’s consolidated financial statements in future periods.

Our critical accounting policies are as follows:

Revenue recognition — Revenue is recognized in accordance with the requirements of U.S. GAAP as well as SEC Staff Accounting Bulletins No. 101, Revenue Recognition in Financial Statements (“SAB 101”), and SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Revenue is only recognized once all required criteria for revenue recognition have been met. Revenue by significant source is accounted for as follows:

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

The following table provides our total fees receivable, along with the related allowance for losses, as of the date indicated (in thousands):

	March 31, 2012	December 31, 2011

Total fees receivable	$391,227	$428,293
Allowance for losses	(7,102)	(7,260)

Fees receivable, net	$384,125	$421,033

Goodwill and other intangible assets — Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the tangible and identifiable intangible net assets acquired. Goodwill is not amortized against earnings, but is periodically evaluated for impairment in accordance with FASB ASC Topic, which requires goodwill to be assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, an impairment evaluation of our amortizable intangible assets may also be performed on a periodic basis should events or circumstances indicate potential impairment. If we determine that the fair value of a reporting unit or an intangible asset is less than its related carrying amount, we must recognize an impairment charge against earnings. Among the factors we consider important that could trigger an impairment review are the following:

•	Significant under-performance relative to historical or projected future operating results;

•	Significant changes in the manner of our use of acquired assets or the strategy for our overall business;

•	Significant negative industry or general economic trends;

•	Significant decline in our stock price for a sustained period; and

•	Our market capitalization relative to net book value.

The determination of the estimated fair value of our reporting units, whether based on a quantitative or qualitative assessment, contains judgments and assumptions regarding future trends and events, with both the precision and reliability of the resulting estimates subject to uncertainty. As a result, if the Company deems it necessary in the future to modify its judgments and assumptions, or if actual results are materially different from our expectations, then the estimated reporting unit values could change, potentially resulting in goodwill impairment charges in future periods.

The Company completed its most recent required annual goodwill impairment assessment as of September 30, 2011 and concluded that the fair value of its reporting units substantially exceeded their respective carrying amounts.

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

Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards requires the input of certain complex and subjective assumptions, including the expected life of the stock-based compensation awards and the Company’s Common Stock price volatility. In addition, determining the appropriate amount of associated periodic expense requires management to estimate the rate of employee forfeitures and the likelihood of the achievement of certain performance targets. The assumptions used in calculating the fair value of stock-based compensation awards and the associated periodic expense represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, then the amount of periodic stock-based compensation expense may need to be adjusted which could be materially different from what has been recorded in the current period.

Restructuring and other accruals — We may record accruals for severance costs, costs associated with excess facilities that we have leased, contract terminations, asset impairments, the integration of acquired businesses, and other costs as a result of on-going actions we undertake to streamline our organization, reposition certain businesses and reduce ongoing costs, or acquire other companies. Estimates of costs to be incurred to complete these actions, such as future lease payments, sublease income, the fair value of assets, and severance and related benefits, are based on assumptions at the time the actions are initiated. These accruals may need to be adjusted to the extent actual costs differ from such estimates. In addition, these actions may be revised due to changes in business conditions that we did not foresee at the time such plans were approved. We also record accruals during the year for our various employee cash incentive programs. Amounts accrued at the end of each reporting period are based on our estimates and may require adjustment as the ultimate amount paid for these incentives are sometimes not known with certainty until the end of our fiscal year.

RESULTS OF OPERATIONS

Overall Results

The following tables summarize the changes in selected income and expense lines in our interim Condensed Consolidated Statements of Operations for the periods indicated (dollars in thousands):

For the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Income Increase (Decrease) $	Income Increase (Decrease) %

Total revenues	$369,171	$329,567	$39,604	12%
Costs and expenses:
Cost of services and product development	146,463	133,316	(13,147)	(10)
Selling, general and administrative	162,518	141,672	(20,846)	(15)
Depreciation	5,895	6,271	376	6
Amortization of intangibles	739	2,527	1,788	71

Operating income	53,556	45,781	7,775	17
Interest expense, net	(2,195)	(2,784)	589	21
Other expense, net	(978)	(382)	(596)	>(100)
Provision for income taxes	(16,162)	(13,424)	(2,738)	(20)

Net income	$34,221	$29,191	$5,030	17%

Total revenues for the three months ended March 31, 2012 increased $39.6 million, or 12%, compared to the same quarter in 2011. Excluding the unfavorable impact of foreign currency translation, total quarterly revenues increased 13%. Revenues increased by double-digits in our Research and Events segments and increased 6% in Consulting. Please refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development was 10% higher quarter-over-quarter, or $13.1 million. Excluding the favorable impact of foreign currency translation, the increase was approximately 11%. We had higher payroll and related benefits costs in 2012 due to increased headcount, and to a lesser extent, additional event and travel expenses, primarily due to the 2 additional events held in first quarter 2012 compared to first quarter 2011. Cost of services and product development as a percentage of sales was 40% for both periods.

Selling, general and administrative (“SG&A”) was $20.8 million higher in first quarter 2012 compared to first quarter 2011, or 15%. The increase was due to higher payroll costs due to increased headcount, as well as higher sales commissions and other personnel costs. The increased headcount was primarily due to the investment in additional quota-bearing sales associates, which increased 18% quarter-over-quarter.

Depreciation expense decreased 6% quarter-over-quarter due to certain assets becoming fully depreciated during 2011.

Amortization of intangibles was $0.7 million and $2.5 million for the first quarters of 2012 and 2011, respectively. The decline was due to certain intangibles becoming fully amortized.

Operating Income increased $7.8 million, or 17% quarter-over-quarter, to $53.6 million in the three months ended March 31, 2012 compared to $45.8 million in 2011. Operating income as a percentage of revenues increased to 15% in the first quarter of 2012 compared to 14% in 2011, primarily due to a higher gross contribution in our Research segment in the 2012 quarter. Please refer to the section of this MD&A entitled “Segment Results” below for a further discussion of revenues and results by segment.

Interest Expense, Net decreased 21% in the three months ended March 31, 2012 compared to the same period in 2011, primarily due to a lower average amount of debt outstanding, which decreased to $213.0 million in 2012 compared to $228.0 million in the 2011 quarter, as well as a lower average rate on our borrowings.

Other Expense, Net for the three months ended March 31, 2012 was $1.0 million, compared to $0.4 million in the prior year quarter, primarily consisting of foreign currency exchange gains and losses.

Provision For Income Taxes was $16.2 million for the three months ended March 31, 2012 compared to $13.4 million in the prior year quarter. The effective tax rate was 32.1% for the three months ended March 31, 2012 and 31.5% for the same period in 2011. The increase in the effective tax rate was primarily due to the impact of a change in the estimated annual mix of pre-tax income by jurisdiction.

Net Income was $34.2 million and $29.2 million for the three months ended March 31, 2012 and 2011, respectively, an increase of 17%, mostly due to substantially higher operating income, which was partially offset by a higher tax provision. Diluted earnings per share was $0.36, an increase of $0.07 per share compared to 2011, attributable to the higher net income as well as lower weighted average shares outstanding, which declined by 3%.

SEGMENT RESULTS

We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income excluding certain Cost of services and product development charges, SG&A expenses, Depreciation, Acquisition and integration charges, and Amortization of intangibles. Gross contribution margin is defined as gross contribution as a percentage of revenues.

The following sections present the results of our three segments:

Research

	As Of And For The Three Months Ended March 31, 2012	As Of And For The Three Months Ended March 31, 2011	Increase (Decrease)	Percentage Increase (Decrease)

Financial Measurements:
Revenues (1)	$274,620	$243,435	$31,185	13%
Gross contribution (1)	$188,602	$164,501	$24,101	15%
Gross contribution margin	69%	68%	1 point	—

Business Measurements:
Contract value (1)	$1,110,928	$983,450	$127,478	13%
Client retention	82%	82%	—	—
Wallet retention	99%	99%	—	—

(1)	Dollars in thousands.

Research segment revenues increased strongly, up 13% on a quarter-over-quarter basis. The impact of foreign currency translation was not significant. The segment gross contribution margin increased by 1 point quarter-over-quarter due to the higher revenues and the operating leverage inherent in the Research business.

Research contract value at March 31, 2012 increased 13% compared to March 31, 2011 and 14% excluding the foreign currency translation impact. Contract value increased across all of the Company’s sales regions, client sizes, and industry types. Both client retention and wallet retention were unchanged compared to March 31, 2011.

Consulting

	As Of And For The Three Months Ended March 31, 2012	As Of And For The Three Months Ended March 31, 2011	Increase (Decrease)	Percentage Increase (Decrease)

Financial Measurements:
Revenues (1)	$74,563	$70,630	$3,933	6%
Gross contribution (1)	$27,600	$25,489	$2,111	8%
Gross contribution margin	37%	36%	1 point	—

Business Measurements:
Backlog (1)	$95,533	$87,100	$8,433	10%
Billable headcount	476	482	(6)	(1)%
Consultant utilization	70%	67%	3 points	—
Average annualized revenue per billable headcount (1)	$437	$425	$12	3%

(1)	Dollars in thousands.

Consulting revenues increased 6% quarter-over-quarter, primarily due to higher revenues in core consulting. The impact of foreign currency translation was not significant. The gross contribution margin increased by 1 point, primarily driven by higher consultant utilization. Backlog at March 31, 2012, increased 10% compared to March 31, 2011.

Events

	As Of And For The Three Months Ended March 31, 2012	As Of And For The Three Months Ended March 31, 2011	Increase (Decrease)	Percentage Increase (Decrease)

Financial Measurements:
Revenues (1)	$19,988	$15,502	$4,486	29%
Gross contribution (1)	$7,895	$5,665	$2,230	39%
Gross contribution margin	39%	37%	2 points	—

Business Measurements:
Number of events	13	11	2	18%
Number of attendees	5,707	4,337	1,370	32%

(1)	Dollars in thousands.

Events revenues increased 29% quarter-over-quarter, or $4.5 million. Excluding the unfavorable impact of foreign currency translation, events revenues increased 31%. The 13 events held in the first quarter of 2012 consisted of 10 ongoing events, 1 new event launch and 2 events moved in to the quarter. Approximately $3.0 million of the revenue increase was due to the events moved into the quarter, with the remainder due to our ongoing events. The number of attendees and exhibitors increased 32% and 36%, respectively, while average revenue per attendee and exhibitor declined 9% and 4%, respectively. The gross contribution margin increased 2 points, primarily due to the events moved into the quarter and to a lesser extent, our ongoing events.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a five-year credit agreement that provides for a $200.0 million term loan and a $400.0 million revolving credit facility (the “2010 Credit Agreement”). Under the revolving credit facility, amounts may be borrowed, repaid, and re-borrowed through the maturity date of the agreement in December 2015. The credit arrangement contains an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, by up to an additional $150.0 million in the aggregate.

We finance our operations primarily through cash generated from our on-going operating activities. At March 31, 2012, we had $139.0 million of cash and cash equivalents and $329.3 million of available borrowing capacity under our revolving credit facility. Our cash and cash equivalents are held in numerous locations throughout the world, with approximately 90% held outside the United States at March 31, 2012. We believe that we have adequate liquidity and that the cash we expect to earn from our on-going operating activities, our existing cash balances, and the expanded borrowing capacity we have under our revolving credit facility will be sufficient for our currently anticipated needs.

The following table summarizes the changes in the Company’s cash and cash equivalents (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Cash Increase (Decrease)

Cash provided (used) by operating activities	$18,679	$(24,663)	$43,342
Cash used in investing activities	(7,118)	(3,705)	(3,413)
Cash (used) provided by financing activities	(17,556)	17,786	(35,342)

Net change in cash and cash equivalents	(5,995)	(10,582)	4,587
Effects of exchange rates	2,241	(596)	2,837
Beginning cash and cash equivalents	142,739	120,181	22,558

Ending cash and cash equivalents	$138,985	$109,003	$29,982

Operating

Operating cash flow increased by $43.3 million when comparing the three months ended March 31, 2012, to the same period in 2011. The increase was primarily due to significantly higher collections on receivables and other positive working capital changes, as well as $5.0 million in higher net income. We also had lower cash payments for bonuses, severance, and other items. These increases were partially offset by higher cash payments for income taxes in the 2012 quarter.

Investing

Cash used in our investing activities was $3.4 million higher in the 2012 period and included $0.7 million related to the on-going renovation of our Stamford headquarters facility. The $0.7 million is fully reimbursable by the landlord, which the Company expects to receive in the second quarter of 2012 and will be recorded as an operating cash flow benefit when received.

Financing

We used $17.6 million of cash in our financing activities in the first quarter of 2012 period compared to cash provided of $17.8 million in the same quarter of 2011. The additional use of cash was primarily due to $25.3 million more used for share repurchases in the 2012 period, as well as a $15.4 million decline in cash from option exercises and excess tax benefits. Partially offsetting these uses of cash was $5.3 million in additional debt proceeds in the 2012 quarter on a net basis.

OBLIGATIONS AND COMMITMENTS

2010 Credit Agreement

The Company had $240.0 million outstanding under its 2010 Credit Agreement as of March 31, 2012. The 2010 Credit Agreement provides for a five-year, $200.0 million term loan and a $400.0 million revolving credit facility, and an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, by up to an additional $150.0 million in the aggregate. To date, the Company has not borrowed under the expansion feature.

The term loan will be repaid in 19 consecutive quarterly installments which commenced on March 31, 2011, plus a final payment due on December 22, 2015, and may be prepaid at any time without penalty or premium at the Company’s option. The revolving credit facility may be used for loans, and up to $40.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until December 22, 2015, at which time all amounts borrowed must be repaid. See Note 6 — Debt herein in the Notes to the Condensed Consolidated Financial Statements for additional information regarding the 2010 Credit Agreement.

Off-Balance Sheet Arrangements

Through March 31, 2012, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

BUSINESS AND TRENDS

Our quarterly and annual revenues, operating income, and cash flow fluctuate as a result of many factors, including: the timing of our Symposium/ITxpo series that normally occurs during the fourth calendar quarter, as well as our other events; the amount of new business generated; the mix of domestic and international business; changes in market demand for our products and services; changes in foreign currency rates; the timing of the development, introduction and marketing of new products and services; competition in the industry; and other factors. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of our 2011 Annual Report on Form 10-K which is incorporated herein by reference.

RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting rules issued by the various U.S. standard setting and governmental authorities that have not yet become effective and may impact our Consolidated Financial Statements in future periods are described below, together with our assessment of the potential impact they may have on our Consolidated Financial Statements and related disclosures in future periods:

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The new guidance requires disclosures about assets and liabilities that are offset or have the potential to be offset. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. These disclosures are intended to address differences in the asset and liability offsetting requirements under U.S. GAAP and International Financial Reporting Standards. This new guidance will be effective for Gartner for interim and annual reporting periods beginning January 1, 2013, with retrospective application required. While the adoption of this new guidance may result in additional disclosures, we do not expect it to have a material impact on the Company’s results of operations, cash flows, or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We have exposure to changes in interest rates arising from borrowings under our 2010 Credit Agreement. At March 31, 2012, we had $172.5 million outstanding under the term loan and $67.5 million outstanding under the revolver. Borrowings under this facility are floating rate, which may be either prime-based or Eurodollar-based. The rate paid for these borrowings includes a base floating rate plus a margin between 0.50% and 1.25% on prime borrowings and between 1.50% and 2.25% on Eurodollar-based borrowings.

We have an interest rate swap contract which effectively converts the floating base rate on the first $200.0 million of our borrowings to a 2.26% fixed rate. The Company only hedges the base interest rate risk on the first $200.0 million of its outstanding borrowings. Accordingly, we are exposed to interest rate risk on borrowings in excess of $200.0 million. A 25 basis point increase or decrease in interest rates would change pre-tax annual interest expense on the additional revolver borrowing capacity under the 2010 Credit Agreement (not including the expansion feature) by approximately $0.8 million.

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

A measure of the potential impact of foreign currency translation on our Condensed Consolidated Balance Sheets can be determined through a sensitivity analysis of our cash and cash equivalents. At March 31, 2012, we had $139.0 million of cash and cash equivalents, a substantial portion of which was denominated in foreign currencies. If the foreign exchange rates of the major currencies in which we operate changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on March 31, 2012, would have increased or decreased by approximately $8.0 million.

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

Transaction Risk

We have foreign exchange transaction risk since we typically enter into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency in which the foreign subsidiary operates.

We typically enter into foreign currency forward exchange contracts to offset the effects of foreign currency transaction risk. These contracts are normally short term in duration and unrealized and realized gains and losses are recognized in current period earnings. At March 31, 2012, we had 28 outstanding foreign currency forward contracts with a total notional amount of $34.5 million and an immaterial net unrealized loss. All of these contracts matured by the end of April 2012.

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

Management conducted an evaluation, as of March 31, 2012, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

The Internal Revenue Service (“IRS”) has completed its examination of the federal income tax return of the Company for the tax year ended December 31, 2007. In December 2010, the Company received a report of the audit findings. The Company disagrees with certain proposed adjustments and is disputing this matter through applicable IRS and judicial procedures, as appropriate. Separately, in the second quarter of 2011 the IRS commenced an audit of the Company’s 2008 and 2009 tax years. The Company continues to comply with all information requests and no material adjustments of the Company’s tax positions have been proposed at this time for the 2008 and 2009 tax years. Although the final resolution of these audits is uncertain and there are no assurances that the ultimate resolution will not exceed the amounts recorded, the Company believes that the ultimate disposition of these matters will not have a material adverse effect on its consolidated financial position, cash flows, or results of operations.

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of our 2010 Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The Company has a $500.0 million share repurchase program to be utilized to acquire shares of Common Stock. Repurchases may be made from time-to-time through open market purchases, private transactions, tender offers or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s shared-based compensation awards. Repurchases will be funded from cash flow from operations and borrowings under the Company’s Credit Agreement. The following table provides detail related to repurchases of our Common Stock for treasury in the three months ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that may yet be Purchased Under our Share Repurchase Program (in thousands)

2012 (1)
January	86,123	$34.89
February	1,287,473	38.70
March	605,833	40.16

Total	1,979,429	$38.98	$237.5

(1)	The Company paid a total of $77.2 million in cash for share repurchases in the three months ended March 31, 2012.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

31.1	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32	Certification under 18 U.S.C. 1350.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the three months March 31, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

Items 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date: May 3, 2012	/s/ Christopher J. Lafond

Christopher J. Lafond
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)