Form 10-Q
period 2012-06-30
GARTNER INC
filed 2012-08-03
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, 93,424,025 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands)

	June 30, 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$150,531	$142,739
Fees receivable, net	389,414	421,033
Deferred commissions	68,310	78,492
Prepaid expenses and other current assets	78,095	63,521

Total current assets	686,350	705,785
Property, equipment and leasehold improvements, net	77,795	68,132
Goodwill	515,002	508,550
Intangible assets, net	14,052	7,060
Other assets	86,916	90,345

Total Assets	$1,380,115	$1,379,872

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$178,528	$259,490
Deferred revenues	659,741	611,647
Current portion of long-term debt	70,088	50,000

Total current liabilities	908,357	921,137
Long-term debt	130,000	150,000
Other liabilities	126,767	126,951

Total Liabilities	1,165,124	1,198,088
Stockholders’ Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 156,234,415 shares issued for both periods	78	78
Additional paid-in capital	661,050	646,815
Accumulated other comprehensive income, net	3,623	5,793
Accumulated earnings	818,284	742,579
Treasury stock, at cost, 62,815,971 and 62,891,251 common shares, respectively	(1,268,044)	(1,213,481)

Total Stockholders’ Equity	214,991	181,784

Total Liabilities and Stockholders’ Equity	$1,380,115	$1,379,872

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Revenues:
Research	$278,302	$250,015	$552,922	$493,450
Consulting	76,676	77,962	151,239	148,592
Events	42,504	37,566	62,492	53,068

Total revenues	397,482	365,543	766,653	695,110
Costs and expenses:
Cost of services and product development	161,247	152,461	307,710	285,777
Selling, general and administrative	165,221	152,758	327,739	294,430
Depreciation	6,182	6,234	12,077	12,505
Amortization of intangibles	928	2,522	1,667	5,049
Acquisition and integration charges	1,182	—	1,182	—

Total costs and expenses	334,760	313,975	650,375	597,761

Operating income	62,722	51,568	116,278	97,349
Interest expense, net	(2,153)	(2,797)	(4,348)	(5,581)
Other expense, net	(76)	(571)	(1,054)	(953)

Income before income taxes	60,493	48,200	110,876	90,815
Provision for income taxes	19,009	15,977	35,171	29,401

Net income	$41,484	$32,223	$75,705	$61,414

Income per common share:
Basic	$0.44	$0.33	$0.81	$0.64

Diluted	$0.43	$0.32	$0.79	$0.62

Weighted average shares outstanding:
Basic	93,350	96,886	93,383	96,664
Diluted	95,423	99,340	95,826	99,642

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Net income	$41,484	$32,223	$75,705	$61,414
Other comprehensive loss:
Foreign currency translation adjustments	(4,339)	672	(1,663)	1,524
Unrealized loss on interest rate swap hedge	(722)	(4,272)	(669)	(2,887)
Amortization of pension unrealized actuarial gain	(52)	(34)	(106)	(67)

	(5,113)	(3,634)	(2,438)	(1,430)
Tax effect of comprehensive income items	289	1,709	268	1,155

Other comprehensive loss, net of tax effect	(4,824)	(1,925)	(2,170)	(275)

Comprehensive income	$36,660	$30,298	$73,535	$61,139

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Six Months Ended June 30,

	2012	2011

Operating activities:
Net income	$75,705	$61,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	13,744	17,554
Stock-based compensation expense	18,802	16,993
Excess tax benefits from stock-based compensation	(16,728)	(21,940)
Deferred taxes	(3,401)	(1,395)
Amortization of debt issue costs	1,008	1,182
Changes in assets and liabilities, net of acquisition:
Fees receivable, net	30,660	11,915
Deferred commissions	9,726	7,561
Prepaid expenses and other current assets	(7,437)	(2,098)
Other assets	(1,845)	(792)
Deferred revenues	46,727	35,478
Accounts payable, accrued, and other liabilities	(67,509)	(61,959)

Cash provided by operating activities	99,452	63,913

Investing activities:
Additions to property, equipment and leasehold improvements	(20,642)	(9,460)
Acquisition (net of cash acquired)	(9,509)	—

Cash used in investing activities	(30,151)	(9,460)

Financing activities:
Proceeds from stock issued under stock plans	8,751	16,347
Proceeds from debt issuance	15,088	10,000
Payments on debt	(15,000)	(10,156)
Purchases of treasury stock	(84,675)	(87,859)
Excess tax benefits from stock-based compensation	16,728	21,940

Cash used by financing activities	(59,108)	(49,728)

Net increase in cash and cash equivalents	10,193	4,725
Effects of exchange rates on cash and cash equivalents	(2,401)	435
Cash and cash equivalents, beginning of period	142,739	120,181

Cash and cash equivalents, end of period	$150,531	$125,341

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

Basis of presentation. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 270 for interim financial information and with the applicable instructions of the U.S. Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X on Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its Annual Report on Form 10-K for the year ended December 31, 2011. The fiscal year of Gartner represents the twelve-month calendar period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and six months ended June 30, 2012 may not be indicative of the results of operations for the remainder of 2012.

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

Note 2 — Acquisition

On May 31, 2012, the Company acquired Ideas International Limited (“Ideas International”), a publicly-owned Australian corporation (ASX: IDE) headquartered outside of Sydney with 40 employees that provides intelligence on IT infrastructure configurations and pricing data to IT professionals. The Company paid aggregate cash consideration of $18.7 million for 100% of the outstanding shares of Ideas International, of which $18.0 million was paid in June 2012 and $0.7 million was paid in July 2012, which was funded from cash on hand. The Company’s strategic objectives in acquiring Ideas International are to leverage Gartner’s scale and worldwide distribution capability and introduce Ideas International’s products and services to Gartner’s much larger end user client base and to further penetrate the technology vendor market. All of Ideas International’s business operations are being integrated into the Company’s Research segment.

Gartner’s financial statements include the operating results of Ideas International beginning with the date of acquisition. These operating results were not material to the Company’s consolidated or segment operating results for the three and six months ended

June 30, 2012. The Company recorded $1.2 million of pre-tax acquisition and integration charges related to the acquisition in the second quarter of 2012, which are classified in Acquisition and integration charges in the Condensed Consolidated Statements of Operations. Included in these charges are legal fees, consulting fees, severance, and other direct and incremental charges related to the acquisition. Had the Company acquired Ideas International on January 1, 2010, the impact to the Company’s operating results for 2010 and 2011 would not have been material, and as a result pro forma financial information for those periods has not been presented.

The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations. The acquisition method of accounting requires the consideration paid to be allocated to the net assets and liabilities acquired based on their estimated fair values as of the acquisition date, and any excess of the purchase price over the estimated fair value of the net assets acquired, including identifiable intangible assets, must be allocated to goodwill. The Company considers its allocation of the respective purchase price to be preliminary, particularly with respect to the valuation of certain tax related items. In accordance with FASB ASC Topic 805, a final determination of the purchase price allocation and resulting goodwill must be made within one year of the acquisition date. The Company anticipates that none of the recorded goodwill arising from the acquisition will be deductible for tax purposes.

The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in the acquisition (dollars in thousands):

Assets:
Cash	$8,502
Fees receivable	1,310
Prepaid expenses and other current assets	560
Goodwill and amortizable intangible assets (1)	15,865

Total assets	$26,237

Liabilities:
Accounts payable and accrued liabilities	$2,203
Deferred revenues	5,331

Total liabilities	$7,534

(1)	Includes $7.5 million allocated to goodwill and $8.4 million allocated to amortizable intangible assets. See Note 6—Goodwill and Intangible Assets below for additional information.

All of the recorded goodwill was included in the Company’s Research segment. The Company believes the recorded goodwill is supported by the anticipated revenues related to the acquisition. The preliminary purchase price allocation includes an estimate of the fair value of the cost to fulfill the deferred revenue obligations which was determined by estimating the costs to provide the services plus a normal profit margin, and did not include any costs associated with selling efforts.

Note 3 — Earnings per Share

The following table sets forth the calculations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Numerator:
Net income used for calculating basic and diluted earnings per share	$41,484	$32,223	$75,705	$61,414

Denominator:
Weighted average number of common shares used in the calculation of basic earnings per share	93,350	96,886	93,383	96,664
Common stock equivalents associated with stock-based compensation plans (1)	2,073	2,454	2,443	2,978

Shares used in the calculation of diluted earnings per share	95,423	99,340	95,826	99,642

Basic earnings per share	$0.44	$0.33	$0.81	$0.64

Diluted earnings per share	$0.43	$0.32	$0.79	$0.62

(1)

Certain common stock equivalents were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. These amounted to 0.7 million and 0.8 million for the three months ended June 30, 2012 and 2011, respectively, and 0.7 million and 0.3 million for the six months ended June 30, 2012 and 2011, respectively.

Note 4 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service- and performance-based restricted stock units, and common stock equivalents. At June 30, 2012, the Company had 6.1 million shares of its common stock, par value $.0005 per share (the “Common Stock”) available for awards of stock-based compensation under its 2003 Long-Term Incentive Plan.

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

Stock-Based Compensation Expense

The Company recognized the following amounts of stock-based compensation expense by award type in the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

Award type:	2012	2011	2012	2011

Stock appreciation rights (SARs)	$1.0	$0.9	$2.6	$2.4
Common stock equivalents (CSEs)	0.2	0.1	0.3	0.3
Restricted stock units (RSUs)	6.7	6.8	15.9	14.3

Total expense (1)	$7.9	$7.8	$18.8	$17.0

Stock-based compensation expense was recognized in the Condensed Consolidated Statements of Operations as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

Amount recorded in:	2012	2011	2012	2011

Cost of services and product development	$3.2	$3.4	$8.6	$7.9
Selling, general and administrative	4.7	4.4	10.2	9.1

Total expense (1)	$7.9	$7.8	$18.8	$17.0

(1)

The three months ended June 30, 2012 and 2011 includes charges of $0.2 million and $0.3 million, respectively, related to awards to retirement-eligible employees, since a portion of the awards granted to retirement-eligible employees vest immediately. The six months ended June 30, 2012 and 2011 includes charges of $3.2 million and $2.8 million, respectively, for retirement-eligible employees.

As of June 30, 2012, the Company had $56.0 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted-average service period of approximately 2.5 years.

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

The following table summarizes changes in SARs outstanding during the six months ended June 30, 2012:

	SARs (in millions)	Per Share Weighted- Average Exercise Price	Per Share Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2011	2.5	$20.39	$7.66	4.00 years
Granted	0.4	37.81	12.99	6.61 years
Forfeited	—	—	—	n/a
Exercised	(0.5)	18.68	7.11	n/a

Outstanding at June 30, 2012 (1), (2)	2.4	$23.45	$8.60	4.20 years

Vested and exercisable at June 30, 2012 (2)	1.3	$18.50	$6.93	3.18 years

n/a=not applicable

(1)	As of June 30, 2012, 1.1 million of the SARs outstanding were unvested. The Company expects that substantially all of these unvested awards will vest in future periods.

(2)	As of June 30, 2012, total SARs outstanding had an intrinsic value of $47.5 million. SARs vested and exercisable had an intrinsic value of $31.1 million.

The fair value of the SARs was estimated on the date of grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions:

	Six Months Ended June 30, (1)

	2012	2011

Expected dividend yield (2)	0%	0%
Expected stock price volatility (3)	40%	38%
Risk-free interest rate (4)	0.8%	2.2%
Expected life in years (5)	4.6	4.8

(1)	The Company did not make any SARs grants during the three months ended June 30, 2012 or June 30, 2011.

(2)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. Historically, Gartner has not paid cash dividends on its Common Stock.

(3)	The determination of expected stock price volatility was based on both historical Common Stock prices and implied volatility from publicly traded options in the Common Stock.

(4)	The risk-free interest rate is based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

(5)

The expected life represents the Company’s weighted-average estimate of the period of time the SARs are expected to be outstanding (that is, the period between the service inception date and the expected exercise date). Beginning January 1, 2012, the expected life has been calculated based on the Company’s historical exercise data. Previously, the Company determined the expected life based on a simplified calculation permitted by SEC SAB No. 107and SAB No. 110 since the necessary historical exercise data was not available. The change in methodology had an insignificant impact on the calculation of the expected life.

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

The following table summarizes the changes in RSUs outstanding during the six months ended June 30, 2012:

	Restricted Stock Units (RSUs) (in millions)	Per Share Weighted Average Grant Date Fair Value

Outstanding at December 31, 2011	3.1	$21.53
Granted (1)	0.7	37.96
Vested and released	(1.3)	19.47
Forfeited	—	—

Outstanding at June 30, 2012 (2), (3)	2.5	$27.92

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

(2)	The Company expects that substantially all of the outstanding awards will vest in future periods.

(3)	The weighted-average remaining contractual term of the outstanding RSUs is approximately 1.4 years.

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

The following table summarizes the changes in CSEs outstanding during the six months ended June 30, 2012:

	Common Stock Equivalents (CSEs)	Per Share Weighted Average Grant Date Fair Value

Outstanding at December 31, 2011	97,268	$15.93
Granted	5,793	44.05
Converted to common shares	(4,183)	44.03

Outstanding at June 30, 2012	98,878	$16.39

Stock Options

Historically, the Company granted stock options to employees that allowed them to purchase shares of Common Stock at a certain price. The Company has not made any stock option grants since 2006. All outstanding options are fully vested and there is no remaining unamortized cost. The Company received $6.8 million and $14.6 million in cash from option exercises in the six months ended June 30, 2012 and 2011, respectively.

The following table summarizes the changes in stock options outstanding during the six months ended June 30, 2012:

	Options in millions	Per Share Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)

Vested and outstanding at December 31, 2011	1.2	$10.93	1.47 years	$27.7
Exercised (1)	(0.7)	10.87	n/a	n/a

Vested and outstanding at June 30, 2012	0.5	$10.99	1.48 years	$17.1

n/a=not applicable

(1)	Options exercised during the six months ended June 30, 2012 had an intrinsic value of $18.7 million.

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

At June 30, 2012, the Company had 1.3 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718, and as a result the Company does not record compensation expense for employee share purchases. The Company received $2.0 million and $1.8 million in cash from share purchases under the ESP Plan in the six months ended June 30, 2012 and 2011, respectively.

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

The following tables present information about the Company’s reportable segments (in thousands):

Three Months Ended June 30, 2012:	Research	Consulting	Events	Consolidated

Revenues	$278,302	$76,676	$42,504	$397,482
Gross contribution	189,471	27,906	20,394	237,771
Corporate and other expenses				(175,049)

Operating income				$62,722

Three Months Ended June 30, 2011:	Research	Consulting	Events	Consolidated

Revenues	$250,015	$77,962	$37,566	$365,543
Gross contribution	168,304	28,873	17,315	214,492
Corporate and other expenses				(162,924)

Operating income				$51,568

Six Months Ended June 30, 2012:	Research	Consulting	Events	Consolidated

Revenues	$552,922	$151,239	$62,492	$766,653
Gross contribution	378,074	55,506	28,289	461,869
Corporate and other expenses				(345,591)

Operating income				$116,278

Six Months Ended June 30, 2011:	Research	Consulting	Events	Consolidated

Revenues	$493,450	$148,592	$53,068	$695,110
Gross contribution	332,805	54,362	22,980	410,147
Corporate and other expenses				(312,798)

Operating income				$97,349

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

The following table presents changes to the carrying amount of goodwill by reporting unit during the six months ended June 30, 2012 (in thousands):

	Research	Consulting	Events	Total

Balance, December 31, 2011	$366,980	$99,677	$41,893	$508,550
Addition due to acquisition (1)	7,455	—	—	7,455
Foreign currency translation adjustments	(1,005)	34	(32)	(1,003)

Balance, June 30, 2012 (2)	$373,430	$99,711	$41,861	$515,002

(1)

The Company acquired Ideas International in the second quarter of 2012 and recorded $7.5 million of goodwill. All of the recorded goodwill resulting from the acquisition has been included in the Research segment. See Note 2—Acquisition above for additional information.

(2)	The Company does not have any accumulated goodwill impairment losses.

Amortizable Intangible Assets

The following tables present the carrying amounts of amortizable intangible assets as of the periods indicated (in thousands):

June 30, 2012	Trade Name	Customer Relationships	Content	Software	Total

Gross cost (1)	$6,006	$10,468	$3,269	$1,887	$21,630
Accumulated amortization (2)	(2,890)	(4,569)	(68)	(51)	(7,578)

Net	$3,116	$5,899	$3,201	$1,836	$14,052

December 31, 2011	Trade Name	Customer Relationships	Total

Gross cost	$5,758	$7,210	$12,968
Accumulated amortization (2)	(2,303)	(3,605)	(5,908)

Net	$3,455	$3,605	$7,060

(1)

The Company acquired Ideas International in the second quarter of 2012 and recorded $8.4 million of amortizable intangible assets, allocated as follows: Trade Name—$0.2 million; Customer Relationships—$3.2 million; Content—$3.2 million; and Software—$1.8 million.

(2)	Intangible assets are being amortized against earnings over the following periods: Trade name—2 to 5 years; Customer relationships—4 years; Content—4 years; Software—3 years.

Aggregate amortization expense related to intangible assets was $0.9 million and $2.5 million for the three months ended June 30, 2012 and 2011, respectively, and $1.7 million and $5.0 million for the six months ended June 30, 2012 and 2011, respectively.

The estimated future amortization expense by year from amortizable intangibles is as follows (in thousands):

2012 (remaining six months)	$2,660
2013	5,300
2014	3,425
2015	1,840
2016	827

$14,052

Note 7 — Debt

Credit Agreement

The Company has a credit arrangement that provides for a five-year, $200.0 million term loan and a $400.0 million revolving credit facility that it entered into in December 2010 (the “2010 Credit Agreement”). The 2010 Credit Agreement contains an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, up to an additional $150.0 million in the aggregate. The term loan will be repaid in 19 consecutive quarterly installments which commenced on March 31, 2011, plus a final payment due on December 22, 2015, and may be prepaid at any time without penalty or premium at the Company’s option. The revolving credit facility may be used for loans, and up to $40.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until December 22, 2015, at which time all amounts borrowed must be repaid.

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

The 2010 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum interest expense coverage ratio, and covenants limiting the Company’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, make investments and enter into certain transactions with affiliates. The Company was in full compliance with these covenants as of June 30, 2012 and December 31, 2011.

The following table provides information regarding the Company’s borrowings under the 2010 Credit Agreement:

Description:	Amount Outstanding June 30, 2012 (In thousands)	Contractual Annualized Interest Rate June 30, 2012	Amount Outstanding December 31, 2011 (In thousands)

Term loan (1)	$165,000	1.96%	$180,000
Revolver (1), (2)	35,000	1.96%	20,000

Total	$200,000		$200,000

(1)

The term and revolver contractual rates consisted of a 0.46%, three-month floating Eurodollar base rate plus a margin of 1.50%. However, the Company has an interest rate swap contract which converts the floating Eurodollar base rates to a fixed base rate on $200.0 million of borrowings (see below). As a result, the Company’s effective annual interest rate on its total debt outstanding as of June 30, 2012 was approximately 3.62%.

(2)	The Company had $361.8 million of additional borrowing capacity on the revolver (not including the expansion feature) as of June 30, 2012.

As of June 30, 2012, the Company also had $88 thousand of borrowings outstanding under a separate, short-term lending arrangement.

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

The Company accounts for the interest rate swap as a cash flow hedge in accordance with FASB ASC Topic 815. Since the swap is hedging forecasted interest payments, changes in the fair value of the swap are recorded in OCI as long as the swap continues to be a highly effective hedge of the designated interest rate risk. Any ineffective portion of change in the fair value of the hedge is recorded in earnings. There was no ineffective portion of the hedge at June 30, 2012 or December 31, 2011. The interest rate swap had a negative fair value to the Company of $10.6 million and $9.9 million at June 30, 2012 and December 31, 2011, respectively, which is deferred and classified in OCI, net of tax effect.

Letters of Credit

The Company had $7.1 million of letters of credit and related guarantees outstanding at June 30, 2012. The Company enters into these instruments in the ordinary course of business to facilitate transactions with customers and others.

Note 8 — Equity

Share Repurchase Program

The Company has a $500.0 million share repurchase program, of which $231.0 million remained available for share repurchases as of June 30, 2012. Repurchases may be made from time-to-time through open market purchases, private transactions, tender offers or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s shared-based compensation awards. Repurchases may be funded from operating cash flow or borrowings.

The Company’s share repurchase activity is included in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Number of shares repurchased (1)	184,831	932,624	2,164,260	2,343,452
Cost of repurchased shares (in thousands)	$7,517	$35,964	$84,674	$87,860

(1)

The average purchase price for the shares was $40.67 and $38.56 for the three months ended June 30, 2012 and 2011, respectively, and $39.12 and $37.49 for the six months ended June 30, 2012 and 2011, respectively.

Note 9 — Income Taxes

The provision for income taxes was $19.0 million for the three months ended June 30, 2012 compared to $16.0 million in the prior year quarter. The effective tax rate was 31.4% for the three months ended June 30, 2012 and 33.1% for the same period in 2011. The decrease in the effective tax rate was primarily due to the impact of certain state tax credits recognized in the second quarter of 2012, offset, in part, by a change in the estimated annual mix of pre-tax income by jurisdiction.

The provision for income taxes was $35.2 million for the six months ended June 30, 2012 compared to $29.4 million for the same period in 2011. The effective tax rate was 31.7% for the six months ended June 30, 2012 and 32.4% for the same period in 2011. The decrease in the effective tax rate was primarily due to the impact of certain state tax credits recognized in the second quarter of 2012, offset, in part, by a change in the estimated annual mix of pre-tax income by jurisdiction.

As of June 30, 2012 and December 31, 2011, the Company had gross unrecognized tax benefits of $19.3 million and $18.3 million, respectively. It is reasonably possible that the gross unrecognized tax benefits will decrease by $3.4 million within the next 12 months, primarily due to settlements of outstanding audits and the expiration of the relevant statutes of limitation. As of June 30, 2012 and December 31, 2011, the Company had Other liabilities of $15.9 million and $15.4 million, respectively, related to long term uncertain tax positions.

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

June 30, 2012
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability) (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI

Interest rate swap (1)	1	$200,000	$(10,560)	Other liabilities	$(6,336)
Foreign currency forwards (2)	35	31,860	31	Accrued liabilities	—

Total	36	$231,860	$(10,529)		$(6,336)

December 31, 2011
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability) (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI

Interest rate swap (1)	1	$200,000	$(9,891)	Other liabilities	$(5,934)
Interest rate swaps (4)	2	30,750	(98)	Other liabilities	—
Foreign currency forwards (2)	60	99,585	272	Other current assets	—

Total	63	$330,335	$(9,717)		$(5,934)

(1)

The Company has designated this swap as a cash flow hedge of the forecasted interest payments on borrowings (see Note 7 — Debt). As a result, changes in fair value of this swap are deferred and are recorded in OCI, net of tax effect.

(2)

The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to offset the economic effects of these foreign currency transaction risks. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other expense, net since the Company does not designate these contracts as hedges for accounting purposes. Substantially all of the outstanding contracts at June 30, 2012 matured by the end of July 2012.

(3)	See Note 11 — Fair Value Disclosures for the determination of the fair value of these instruments.

(4)	These swaps matured in January 2012. Changes in the fair value of these swaps were recognized in earnings.

The Company’s derivative counterparties are all large investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties, and none of the derivative contracts contained credit-risk guarantees.

The following table provides information regarding derivative gains and losses that have been recognized in the Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

Amount recorded in:	2012	2011	2012	2011

Interest expense, net (1)	$903	$1,040	$1,750	$2,078
Other expense (income), net (2)	(353)	676	(599)	3,770

Total expense, net	$550	$1,716	$1,151	$5,848

(1)	Consists of interest expense from interest rate swap contracts.

(2)	Consists of realized and unrealized gains and losses on foreign currency forward contracts.

Note 11 — Fair Value Disclosures

The Company’s financial instruments include cash equivalents, fees receivable from customers, accounts payable, and accruals which are normally short-term in nature. The Company believes the carrying amounts of these financial instruments reasonably approximate their fair value due to their short-term nature. The Company’s financial instruments also includes borrowings outstanding under its 2010 Credit Agreement, and at June 30, 2012, the Company had $200.0 million of floating rate debt outstanding under this arrangement, which is carried at amortized cost. The Company believes the carrying amount of the outstanding borrowings reasonably approximates fair value since the rate of interest on the borrowings reflect current market rates of interest for similar instruments with comparable maturities.

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

The Company’s assets and liabilities remeasured to fair value are presented in the following table (in thousands):

Description:	Fair Value June 30, 2012	Fair Value December 31, 2011

Assets:
Deferred compensation plan assets (1)	$25,865	$25,050
Pension reinsurance asset (2)	13,845	12,980
Foreign currency forward contracts (3)	31	272

	$39,741	$38,302

Liabilities:
Deferred compensation plan liabilities (1)	$29,085	$28,100
Interest rate swap contract (4)	10,560	9,989

	$39,645	$38,089

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

(4)

The Company has an interest rate swap contract which hedges the interest rate on its borrowings (see Note 7 — Debt). To determine the fair value of this over-the-counter financial instrument, the Company relies on a mark-to-market valuation prepared by a third-party broker. The valuation is based on observable interest rates from recently executed market transactions or broker quotes corroborated by other observable market data. Accordingly, the fair value of the swap is determined under a Level 2 input. The Company independently corroborates the reasonableness of the swap valuation prepared by the third-party broker through the use of an electronic quotation service.

Note 12 — Employee Benefits

Defined Benefit Pension Plans

The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company’s defined benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $0.7 million for both the three months ended June 30, 2012 and 2011, and $1.3 million for both the six months ended June 30, 2012 and 2011.

Note 13 — Commitments and Contingencies

Contingencies

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position, cash flows, or results of operations when resolved in a future period.

The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of June 30, 2012, the Company did not have any indemnification agreements that could require material payments.

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

On May 31, 2012, we acquired Ideas International Limited (“Ideas International”), a publicly-owned Australian corporation (see Note 2—Acquisition in the Notes to the Condensed Consolidated Financial Statements for additional information). All of Ideas International’s business operations are being integrated into the Company’s Research segment, and its operating results and business measurements are included in the Company’s consolidated and segment results and disclosures beginning on the date of acquisition. The impact of the acquisition was not material for the three and six months ended June 30, 2012.

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

BUSINESS OVERVIEW

Gartner, Inc. (NYSE: IT) is the world’s leading information technology research and advisory company. We deliver the technology-related insight necessary for our clients to make the right decisions, every day. From CIOs and senior IT leaders in corporations and government agencies, to business leaders in high-tech and telecom enterprises and professional services firms, to supply chain professionals and technology investors, we are the valuable partner to clients in over 12,470 distinct organizations. We work with every client to research, analyze and interpret the business of IT within the context of their individual role. Founded in 1979, Gartner is headquartered in Stamford, Connecticut, U.S.A., and has approximately 5,200 associates, including 1,361 research analysts and consultants, and clients in 85 countries.

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

We had total revenues of $397.5 million in the second quarter of 2012, an increase of 9% compared to second quarter 2011 and 12% excluding the unfavorable foreign exchange impact. Revenues increased by double-digits in our Research and Events segments, at 11% and 13%, respectively, while Consulting was down slightly. For a more complete discussion of our results by segment, see Segment Results below. For the six months ended June 30, 2012, total revenues increased 10%, or 12% excluding the unfavorable impact of foreign exchange.

We had net income of $41.5 million in the second quarter of 2012, an increase of 29% compared to second quarter 2011, while net income for the first half of 2012 was up 23%. Diluted earnings per share increased $0.11 per share quarter-over-quarter, or 34%, to $0.43 per share for second quarter 2012. Our operating cash flow was $99.5 million in the first half of 2012, an increase of 56% compared to the first half of 2011.

During the first half of 2012, we used $84.7 million of cash to repurchase our common shares as part of our continued focus on enhancing shareholder value and we used $9.5 million to purchase Ideas International. We had $150.5 million of cash and cash equivalents on June 30, 2012 and we had $361.8 million of available borrowing capacity under our revolving credit facility. We continue to believe that the Company has adequate liquidity to fund our current plans.

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

Uncollectible fees receivable — We maintain an allowance for losses which is composed of a bad debt allowance and a sales reserve. Provisions are charged against earnings, either as a reduction in revenues or an increase to expense. The measurement of likely and probable losses and the allowance for losses is based on historical loss experience, aging of outstanding receivables, an assessment of current economic conditions and the financial health of specific clients. This evaluation is inherently judgmental and requires estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectability of fees receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients’ liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due, and the effectiveness of our collection efforts.

The following table provides our total fees receivable, along with the related allowance for losses, as of the date indicated (in thousands):

	June 30, 2012	December 31, 2011

Total fees receivable	$396,574	$428,293
Allowance for losses	(7,160)	(7,260)

Fees receivable, net	$389,414	$421,033

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

RESULTS OF OPERATIONS

Overall Results

The following tables summarize the changes in selected income and expense lines in our interim Condensed Consolidated Statements of Operations for the periods indicated (dollars in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Income Increase (Decrease) $	Income Increase (Decrease) %

Total revenues	$397,482	$365,543	$31,939	9%
Costs and expenses:
Cost of services and product development	161,247	152,461	(8,786)	(6)
Selling, general and administrative	165,221	152,758	(12,463)	(8)
Depreciation	6,182	6,234	52	1
Amortization of intangibles	928	2,522	1,594	63
Acquisition and integration charges	1,182	—	(1,182)	(100)

Operating income	62,722	51,568	11,154	22
Interest expense, net	(2,153)	(2,797)	644	23
Other expense, net	(76)	(571)	495	87
Provision for income taxes	(19,009)	(15,977)	(3,032)	(19)

Net income	$41,484	$32,223	$9,261	29%

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Income Increase (Decrease) $	Income Increase (Decrease) %

Total revenues	$766,653	$695,110	$71,543	10%
Costs and expenses:
Cost of services and product development	307,710	285,777	(21,933)	(8)
Selling, general and administrative	327,739	294,430	(33,309)	(11)
Depreciation	12,077	12,505	428	3
Amortization of intangibles	1,667	5,049	3,382	67
Acquisition and integration charges	1,182	—	(1,182)	(100)

Operating income	116,278	97,349	18,929	19
Interest expense, net	(4,348)	(5,581)	1,233	22
Other expense, net	(1,054)	(953)	(101)	(11)
Provision for income taxes	(35,171)	(29,401)	(5,770)	(20)

Net income	$75,705	$61,414	$14,291	23%

TOTAL REVENUES for the three months ended June 30, 2012 increased $31.9 million, or 9%, compared to the same quarter in 2011. Quarterly revenues increased by double-digits in our Research and Events segments but declined slightly in Consulting. Excluding the unfavorable impact of foreign currency translation, total quarterly revenues increased 12%. For the six month periods, revenues increased $71.5 million in 2012, or 10%, with increases in all three of our business units. Excluding the unfavorable impact of foreign currency translation, revenues for the six months ended June 30, 2012 increased 12% over 2011. Please refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

COST OF SERVICES AND PRODUCT DEVELOPMENT was $8.8 million, or 6% higher in the second quarter of 2012 compared to the second quarter of 2011. The increase was primarily due to $8.0 million in higher payroll and related benefits costs due to increased headcount and merit salary increases, and we also had additional conference expenses, primarily due to higher event attendance, as well as higher travel expenses due to additional associates. These increases were partially offset by the favorable impact of foreign currency translation. Cost of services and product development as a percentage of revenues decreased by 1 points, to 41% in the second quarter of 2012 from 42% in the second quarter of 2011, primarily driven by the higher revenues and operating leverage inherent in our Research segment.

For the six month periods, Cost of services and product development increased $21.9 million in 2012, or 8%, compared to 2011. Consistent with the quarter, the increase was primarily due to higher payroll and related benefits costs due to increased headcount and merit salary increases, which increased by about $18.0 million. We also had higher conference and travel costs, again due to higher attendance at our events and additional associates. These increases were partially offset by the favorable impact of foreign currency translation. Cost of services and product development as a percentage of revenues for the six months ended June 30, 2012 was 40%, a decline of 1 point compared to the six months ended June 30, 2011, again primarily driven by higher revenues and the operating leverage in the Research business.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) was $12.5 million, or 8%, higher quarter-over-quarter. The increase was primarily due to higher payroll and related benefits costs, which was partially offset by foreign currency translation. The higher payroll costs resulted from additional headcount, higher sales commissions, and merit salary increases. The increased headcount was primarily due to the investment in additional quota-bearing sales associates, which increased by 18%, to 1,356 at June 30, 2012 from 1,146 at June 30, 2011. SG&A expense increased 11%, or $33.3 million, in the six months ended June 30, 2012 compared to the same period in the prior year. Consistent with the quarter-over-quarter increase, the additional expense was primarily driven by higher payroll costs.

DEPRECIATION expense declined slightly in both the three and six months ended June 30, 2012 compared to the same periods in the prior year. The decline was due to certain fixed assets becoming fully depreciated which was only partially offset by depreciation on asset additions.

AMORTIZATION OF INTANGIBLES decreased in both the three and six months ended June 30, 2012 compared to the same periods in the prior year due to certain intangibles becoming fully amortized. Additionally, amortization expense only reflected one month of amortization for intangible assets resulting from the acquisition of Ideas International.

ACQUISITION AND INTEGRATION CHARGES was $1.2 million in the three and six months ended June 30, 2012 and zero for the same periods in 2011. These charges relate to the acquisition of Ideas International in the three months ended June 30, 2012 and include legal, consulting, severance, and other costs.

OPERATING INCOME increased $11.2 million, or 22%, quarter-over-quarter, to $62.7 million in the three months ended June 30, 2012 compared to $51.6 million in 2011. Operating income as a percentage of revenues increased 2 points, to 16% in the second quarter of 2012 compared to 14% in the second quarter of 2011, primarily due to a significantly higher segment contribution from our Research segment, and to a lesser extent, a higher contribution from our Events segment in the 2012 quarter. For the six month periods, operating income increased 19% in 2012 compared to 2011. As a percentage of revenues, operating income increased 1 point in the first half of 2012, to 15% compared to 14% in the first half of 2011, again primarily due to higher Research and Events contributions. Please refer to the section of this MD&A entitled “Segment Results” below for a further discussion of revenues and results by segment.

INTEREST EXPENSE, NET decreased 23% quarter-over-quarter, primarily due to a lower average amount of debt outstanding. For the six month periods, Interest expense, net, decreased 22%, also due to a lower average amount of debt outstanding.

OTHER (EXPENSE) INCOME, NET consisted of net foreign currency exchange gains and losses.

PROVISION FOR INCOME TAXES was $19.0 million for the three months ended June 30, 2012 compared to $16.0 million in the prior year quarter. The effective tax rate was 31.4% for the three months ended June 30, 2012 and 33.1% for the same period in 2011. The decrease in the effective tax rate was primarily due to the impact of certain state tax credits recognized in the second quarter of 2012, offset in part by a change in the estimated annual mix of pre-tax income by jurisdiction.

The provision for income taxes was $35.2 million for the six months ended June 30, 2012 compared to $29.4 million for the same period in 2011. The effective tax rate was 31.7% for the six months ended June 30, 2012 and 32.4% for the same period in 2011. The decrease in the effective tax rate was primarily due to the impact of certain state tax credits recognized in the second quarter of 2012, offset in part by a change in the estimated annual mix of pre-tax income by jurisdiction.

NET INCOME was $41.5 million and $32.2 million for the three months ended June 30, 2012 and 2011, respectively, an increase of 29%. Both basic and diluted earnings per share increased by $0.11 per share over the prior year quarter due to the higher net income and to a lesser extent, a lower number of weighted-average shares outstanding. For the six month periods, net income increased 23%, while basic and diluted earnings per share increased by $0.17 per share, again due to higher net income and to a lesser extent, lower weighted-average shares outstanding.

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

The following sections present the results of our three segments:

Research

	As Of And For The Three Months Ended June 30, 2012	As Of And For The Three Months Ended June 30, 2011	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2012	As Of And For The Six Months Ended June 30, 2011	Increase (Decrease)	Percentage Increase (Decrease)

Financial Measurements:
Revenues (1)	$278,302	$250,015	$28,287	11%	$552,922	$493,450	$59,472	12%
Gross contribution (1)	$189,471	$168,304	$21,167	13%	$378,074	$332,805	$45,269	14%
Gross contribution margin	68%	67%	1 point	—	68%	67%	1 point	—

Business Measurements:
Contract value (1)	$1,141,461	$1,006,923	$134,538	13%
Client retention	83%	82%	1 point	—
Wallet retention	99%	100%	(1) point	—

(1)	Dollars in thousands.

Research segment revenues increased 11% on a quarter-over-quarter basis but excluding the unfavorable effect of foreign currency translation, revenues increased 14%. The segment gross contribution margin increased by 1 point quarter-over-quarter due to the higher revenues and the operating leverage inherent in the Research business. When comparing the six month periods, revenues increased 12% in the 2012 period, but increased 14% adjusted for foreign currency impact. The segment gross contribution margin increased 1 point when comparing 2012 to 2011, again due to higher revenues and the operating leverage in this business.

Research contract value at June 30, 2012 increased 13% compared to June 30, 2011 and 14% excluding the foreign currency translation impact. Contract value increased across all of the Company’s industry types and client sizes. Client retention increased by 1 point while wallet retention declined by 1 point.

Consulting

	As Of And For The Three Months Ended June 30, 2012	As Of And For The Three Months Ended June 30, 2011	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2012	As Of And For The Six Months Ended June 30, 2011	Increase (Decrease)	Percentage Increase (Decrease)

Financial Measurements:
Revenues (1)	$76,676	$77,962	$(1,286)	(2)%	$151,239	$148,592	$2,647	2%
Gross contribution (1)	$27,906	$28,873	$(967)	(3)%	$55,506	$54,362	$1,144	2%
Gross contribution margin	36%	37%	(1) point	—	37%	37%	—	—

Business Measurements:
Backlog (1)	$93,100	$94,845	$(1,745)	(2)%
Billable headcount	481	490	(9)	(2)%
Consultant utilization	67%	64%	3 points	—	68%	65%	3 points	—
Average annualized revenue per billable headcount	$425	$414	$11	3%	$431	$419	$12	3%

(1)	Dollars in thousands.

Consulting revenues decreased 2% quarter-over-quarter, due to lower revenues in our contract optimization business, which can fluctuate from quarter-to-quarter, and to a lesser extent, lower strategic advisory (SAS) revenues. These decreases were partially offset by higher core consulting revenues. Excluding the unfavorable impact of foreign currency translation, revenues increased 1% quarter-

over-quarter. The gross contribution margin declined by 1 point, primarily driven by the lower revenues in our contract optimization business, which has a higher contribution margin than core consulting or SAS.

For the six month periods, revenues increased 2% in 2012, due to higher core consulting revenues. The increase in revenues from our core consulting business was partially offset by lower contract optimization and SAS revenues. Consulting revenues increased 4% excluding the unfavorable impact of foreign currency translation. The gross contribution margin was 37% for both six month periods. Backlog at June 30, 2012 decreased 2% compared to June 30, 2011.

Events

	As Of And For The Three Months Ended June 30, 2012	As Of And For The Three Months Ended June 30, 2011	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2012	As Of And For The Six Months Ended June 30, 2011	Increase (Decrease)	Percentage Increase (Decrease)

Financial Measurements:
Revenues (1)	$42,504	$37,566	$4,938	13%	$62,492	$53,068	$9,424	18%
Gross contribution (1)	$20,394	$17,315	$3,079	18%	$28,289	$22,980	$5,309	23%
Gross contribution margin	48%	46%	2 points	—	45%	43%	2 points	—

Business Measurements:
Number of events	21	21	—	—	34	32	2 events	6%
Number of attendees	12,540	11,295	1,245	11%	18,247	15,632	2,615	17%

(1)	Dollars in thousands.

Events revenues increased 13% quarter-over-quarter, or $4.9 million. Excluding the unfavorable impact of foreign currency translation, events revenues increased 16%. The 21 events held in the second quarter of 2012 consisted of 18 ongoing events, 2 new event launches and 1 event moved in to the quarter. Approximately $4.4 million of the revenue increase was due to our ongoing events. The number of overall attendees and exhibitors increased 11% and 10%, respectively, while average revenue per attendee and exhibitor increased 5% and 1%, respectively. The gross contribution margin increased 2 points, primarily due to a higher contribution from our ongoing events.

For the six month periods, Events revenues increased $9.4 million when comparing 2012 to 2011, or 18%, primarily due to higher revenues from our ongoing events. Adjusted for the unfavorable impact of foreign currency translation, revenues increased 21%. The 34 events held through June 30, 2012 consisted of 31 ongoing events and 3 new events. Overall, we had a 17% increase in the number of both attendees and exhibitors, while average revenue increased 1% for attendees but declined 1% for exhibitors. The gross contribution margin increased 2 points, primarily due to higher contribution from our ongoing events.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a five-year credit agreement that provides for a $200.0 million term loan and a $400.0 million revolving credit facility (the “2010 Credit Agreement”). Under the revolving credit facility, amounts may be borrowed, repaid, and re-borrowed through the maturity date of the agreement in December 2015. The credit arrangement contains an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, up to an additional $150.0 million in the aggregate.

We finance our operations primarily through cash generated from our on-going operating activities. At June 30, 2012, we had $150.5 million of cash and cash equivalents and $361.8 million of available borrowing capacity under our revolving credit facility. Our cash and cash equivalents are held in numerous locations throughout the world, with approximately 90% held outside the United States at June 30, 2012. We believe that we have adequate liquidity and that the cash we expect to earn from our on-going operating activities, our existing cash balances, and the borrowing capacity we have under our revolving credit facility will be sufficient for our currently anticipated needs.

The following table summarizes the changes in the Company’s cash and cash equivalents (in thousands):

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Cash Increase (Decrease)

Cash provided by operating activities	$99,452	$63,913	$35,539
Cash used in investing activities	(30,151)	(9,460)	(20,691)
Cash used by financing activities	(59,108)	(49,728)	(9,380)

Net increase in cash and cash equivalents	10,193	4,725	5,468
Effects of exchange rates	(2,401)	435	(2,836)
Beginning cash and cash equivalents	142,739	120,181	22,558

Ending cash and cash equivalents	$150,531	$125,341	$25,190

Operating

Operating cash flow increased by $35.5 million when comparing the six months ended June 30, 2012 to the same period in 2011. The increase was primarily due to $14.3 million in higher net income and significantly higher collections on receivables and other positive working capital changes. We also had lower cash payments for interest on our debt. These increases were partially offset by higher cash payments for income taxes in 2012.

Investing

We used an additional $20.7 million of cash in our investment activities in the 2012 period. The increase was primarily due to $7.1 million of additional capital expenditures related to the on-going renovation of our Stamford headquarters facility, which is fully reimbursable by the facility landlord, and $9.5 million of cash used for our acquisition of Ideas International.

Financing

We used an additional $9.4 million of cash in our financing activities in the 2012 period due to a lower amount of cash realized from stock option exercises and excess tax benefits, which declined by $12.8 million. The decline in cash from stock option exercises reflects lower exercises in the 2012 period. Partially offsetting the decline in cash realized from option exercises and excess tax benefits was a lower amount of cash used for share repurchases.

OBLIGATIONS AND COMMITMENTS

2010 Credit Agreement

The 2010 Credit Agreement provides for a five-year, $200.0 million term loan and a $400.0 million revolving credit facility, and an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, by up to an additional $150.0 million in the aggregate. To date, the Company has not borrowed under the expansion feature. The Company had $200.0 million outstanding under its 2010 Credit Agreement as of June 30, 2012.

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

Off-Balance Sheet Arrangements

Through June 30, 2012, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

BUSINESS AND TRENDS

Our quarterly and annual revenues, operating income, and cash flows fluctuate as a result of many factors, including: the timing of our Symposium/ITxpo series that normally occurs during the fourth calendar quarter, as well as our other events; the amount of new business generated; the mix of domestic and international business; changes in market demand for our products and services; changes in foreign currency rates; the timing of the development, introduction and marketing of new products and services; competition in the industry; and other factors. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We have exposure to changes in interest rates arising from borrowings under our 2010 Credit Agreement. At June 30, 2012, we had $165.0 million outstanding under the term loan and $35.0 million outstanding under the revolver. Borrowings under this facility are floating rate, which may be either prime-based or Eurodollar-based. The rate paid for these borrowings includes a base floating rate plus a margin between 0.50% and 1.25% on prime borrowings and between 1.50% and 2.25% on Eurodollar-based borrowings.

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

A measure of the potential impact of foreign currency translation on our Condensed Consolidated Balance Sheets can be determined through a sensitivity analysis of our cash and cash equivalents. At June 30, 2012, we had $150.5 million of cash and cash equivalents, a substantial portion of which was denominated in foreign currencies. If the foreign exchange rates of the major currencies in which we operate changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on June 30, 2012, would have increased or decreased by approximately $9.1 million.

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

We typically enter into foreign currency forward exchange contracts to offset the effects of foreign currency transaction risk. These contracts are normally short term in duration and unrealized and realized gains and losses are recognized in current period earnings. At June 30, 2012, we had 35 outstanding foreign currency forward contracts with a total notional amount of $31.9 million and an immaterial net unrealized loss. Substantially all of these contracts matured by the end of July 2012.

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

Management conducted an evaluation, as of June 30, 2012, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

The IRS has completed its examination of the federal income tax return of the Company for the tax year ended December 31, 2007. In December 2010, the Company received a report of the audit findings. The Company disagrees with certain of the proposed adjustments and is disputing this matter through applicable IRS and judicial procedures, as appropriate. Separately, in the second quarter of 2011 the IRS commenced an audit of the Company’s 2008 and 2009 tax years. The Company continues to comply with all information requests and no material adjustments of the Company’s tax positions have been proposed at this time for the 2008 and 2009 tax years. Although the final resolution of these audits is uncertain and there are no assurances that the ultimate resolution will not exceed the amounts recorded, the Company believes that the ultimate disposition of these matters will not have a material adverse effect on its consolidated financial position, cash flows, or results of operations.

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of our 2010 Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The Company has a $500.0 million share repurchase program to be utilized to acquire shares of Common Stock. Repurchases may be made from time-to-time through open market purchases, private transactions, tender offers or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s shared-based compensation awards. Repurchases will be funded from cash flow from operations and borrowings under the Company’s Credit Agreement. The following table provides detail related to repurchases of our Common Stock for treasury in the six months ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that may yet be Purchased Under our Share Repurchase Program (in thousands)

2012 (1)
January	86,123	$34.89
February	1,287,473	38.70
March	605,833	40.16

Total	1,979,429	$38.98

April	1,113	$42.94
May	38,824	42.97
June	144,894	40.04

Total	184,831	$40.67	$231.0

(1)	The Company paid a total of $7.5 million in cash for share repurchases in the three months ended June 30, 2012 and $84.7 million in the six months ended June 30, 2012.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

31.1	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32	Certification under 18 U.S.C. 1350.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

Items 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date: August 3, 2012	/s/ Christopher J. Lafond

Christopher J. Lafond
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)