Form 10-Q
period 2012-09-30
GARTNER INC
filed 2012-11-06
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, 93,655,027 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands)

	September 30, 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$255,391	$142,739
Fees receivable, net	370,951	421,033
Deferred commissions	65,870	78,492
Prepaid expenses and other current assets	89,766	63,521

Total current assets	781,978	705,785
Property, equipment and leasehold improvements, net	80,344	68,132
Goodwill	519,200	508,550
Intangible assets, net	13,142	7,060
Other assets	84,484	90,345

Total Assets	$1,479,148	$1,379,872

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$206,290	$259,490
Deferred revenues	682,603	611,647
Current portion of long-term debt	80,000	50,000

Total current liabilities	968,893	921,137
Long-term debt	120,000	150,000
Other liabilities	128,790	126,951

Total Liabilities	1,217,683	1,198,088
Stockholders’ Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 156,234,415 shares issued for both periods	78	78
Additional paid-in capital	671,255	646,815
Accumulated other comprehensive income, net	8,673	5,793
Accumulated earnings	849,659	742,579
Treasury stock, at cost, 62,579,388 and 62,891,251 common shares, respectively	(1,268,200)	(1,213,481)

Total Stockholders’ Equity	261,465	181,784

Total Liabilities and Stockholders’ Equity	$1,479,148	$1,379,872

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Revenues:
Research	$284,048	$255,979	$836,970	$749,429
Consulting	71,731	70,815	222,970	219,407
Events	18,627	18,990	81,119	72,058

Total revenues	374,406	345,784	1,141,059	1,040,894
Costs and expenses:
Cost of services and product development	151,143	142,696	458,853	428,473
Selling, general and administrative	164,888	148,461	492,627	442,891
Depreciation	6,301	6,638	18,378	19,143
Amortization of intangibles	1,362	739	3,029	5,788
Acquisition and integration charges	944	—	2,126	—

Total costs and expenses	324,638	298,534	975,013	896,295

Operating income	49,768	47,250	166,046	144,599
Interest expense, net	(2,209)	(2,282)	(6,557)	(7,863)
Other expense, net	(748)	(541)	(1,802)	(1,494)

Income before income taxes	46,811	44,427	157,687	135,242
Provision for income taxes	15,436	13,963	50,607	43,364

Net income	$31,375	$30,464	$107,080	$91,878

Income per common share:
Basic	$0.34	$0.32	$1.15	$0.95

Diluted	$0.33	$0.31	$1.12	$0.92

Weighted average shares outstanding:
Basic	93,522	96,057	93,429	96,462
Diluted	95,611	98,259	95,791	99,467

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Net income	$31,375	$30,464	$107,080	$91,878
Other comprehensive income (loss):
Foreign currency translation adjustments	5,383	(5,352)	3,720	(3,828)
Unrealized loss on interest rate swap hedge	(470)	(5,283)	(1,139)	(8,170)
Amortization of pension unrealized actuarial gain	(51)	(33)	(157)	(100)

	4,862	(10,668)	2,424	(12,098)
Tax effect of comprehensive income items	188	2,113	456	3,268

Other comprehensive income (loss), net of tax effect	5,050	(8,555)	2,880	(8,830)

Comprehensive income	$36,425	$21,909	$109,960	$83,048

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended September 30,

	2012	2011

Operating activities:
Net income	$107,080	$91,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	21,407	24,931
Stock-based compensation expense	28,021	24,750
Excess tax benefits from stock-based compensation	(20,366)	(22,458)
Deferred taxes	(3,268)	3,812
Amortization of debt issue costs	1,512	1,733
Changes in assets and liabilities, net of acquisition:
Fees receivable, net	54,157	16,023
Deferred commissions	13,202	11,354
Prepaid expenses and other current assets	(18,803)	(6,241)
Other assets	2,429	2,051
Deferred revenues	60,681	74,021
Accounts payable, accrued, and other liabilities	(37,301)	(45,389)

Cash provided by operating activities	208,751	176,465

Investing activities:
Additions to property, equipment and leasehold improvements	(30,800)	(23,720)
Acquisition (net of cash acquired)	(10,336)	—

Cash used in investing activities	(41,136)	(23,720)

Financing activities:
Proceeds from stock issued under stock plans	10,560	17,771
Proceeds from debt issuance	22,500	5,000
Payments on debt	(22,500)	(15,156)
Purchases of treasury stock	(89,300)	(141,214)
Excess tax benefits from stock-based compensation	20,366	22,458

Cash used by financing activities	(58,374)	(111,141)

Net increase in cash and cash equivalents	109,241	41,604
Effects of exchange rates on cash and cash equivalents	3,411	(4,882)
Cash and cash equivalents, beginning of period	142,739	120,181

Cash and cash equivalents, end of period	$255,391	$156,903

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

Basis of presentation. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 270 for interim financial information and with the applicable instructions of the U.S. Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X on Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its Annual Report on Form 10-K for the year ended December 31, 2011. The fiscal year of Gartner represents the twelve-month calendar period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and nine months ended September 30, 2012 may not be indicative of the results of operations for the remainder of 2012.

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

Note 2 — Acquisition

On May 31, 2012, the Company acquired Ideas International Limited (“Ideas International”), a publicly-owned Australian corporation (ASX: IDE) headquartered outside of Sydney with 40 employees that provides intelligence on IT infrastructure configurations and pricing data to IT professionals. The Company paid aggregate cash consideration of $18.8 million for 100% of the outstanding shares of Ideas International. The Company’s strategic objectives in acquiring Ideas International are to leverage Gartner’s scale and worldwide distribution capability and introduce Ideas International’s products and services to Gartner’s much larger end user client base and to further penetrate the technology vendor market. Ideas International’s business operations have been integrated into the Company’s Research segment.

Gartner’s financial statements include the operating results of Ideas International beginning with the date of acquisition. These operating results were not material to the Company’s consolidated or segment operating results for the three and nine months ended

September 30, 2012. The Company recorded $0.9 million and $2.1 million of pre-tax acquisition and integration charges related to the acquisition in the three and nine months ended September 30, 2012, respectively, which are classified in Acquisition and integration charges in the Condensed Consolidated Statements of Operations. Included in these charges are legal, consulting, and severance costs, all of which were direct and incremental charges from the acquisition. Had the Company acquired Ideas International on January 1, 2010, the impact to the Company’s operating results for 2011 and 2010 would not have been material, and as a result pro forma financial information for those periods has not been presented.

The acquisition was accounted for under the acquisition method of accounting as prescribed by FASB ASC Topic 805, Business Combinations. The acquisition method of accounting requires the consideration paid to be allocated to the net assets and liabilities acquired based on their estimated fair values as of the acquisition date, and any excess of the purchase price over the estimated fair value of the net assets acquired, including identifiable intangible assets, must be allocated to goodwill. The Company considers its allocation of the respective purchase price to be preliminary, particularly with respect to the valuation of certain tax related items. In accordance with FASB ASC Topic 805, a final determination of the purchase price allocation and resulting goodwill must be made within one year of the acquisition date. The Company anticipates that none of the recorded goodwill arising from the acquisition will be deductible for tax purposes. All of the recorded goodwill was included in the Company’s Research segment. The Company believes the recorded goodwill is supported by the anticipated revenues related to the acquisition.

The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in the acquisition (dollars in thousands):

Assets:
Cash	$8,502
Fees receivable	1,310
Prepaid expenses and other current assets	560
Goodwill and amortizable intangible assets (1)	15,990

Total assets	$26,362

Liabilities:
Accounts payable and accrued liabilities	$2,203
Deferred revenues (2)	5,321

Total liabilities	$7,524

(1)	Includes $7.5 million allocated to goodwill and $8.5 million allocated to amortizable intangible assets. See Note 6—Goodwill and Intangible Assets below for additional information.

(2)

The fair value of the cost to fulfill the deferred revenue obligations was determined by estimating the costs to provide the services plus a normal profit margin, and did not include costs associated with selling efforts.

Note 3 — Earnings per Share

The following table sets forth the calculations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Numerator:
Net income used for calculating basic and diluted earnings per share	$31,375	$30,464	$107,080	$91,878

Denominator:
Weighted average number of common shares used in the calculation of basic earnings per share	93,522	96,057	93,429	96,462
Common stock equivalents associated with stock-based compensation plans (1)	2,089	2,202	2,362	3,005

Shares used in the calculation of diluted earnings per share	95,611	98,259	95,791	99,467

Basic earnings per share	$0.34	$0.32	$1.15	$0.95

Diluted earnings per share	$0.33	$0.31	$1.12	$0.92

(1)

Certain common stock equivalents were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. These amounted to 0.4 million and 1.6 million for the three months ended September 30, 2012 and 2011, respectively, and 0.7 million and 0.3 million for the nine months ended September 30, 2012 and 2011, respectively.

Note 4 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service- and performance-based restricted stock units, and common stock equivalents. At September 30, 2012, the Company had 6.3 million shares of its common stock, par value $.0005 per share (the “Common Stock”) available for awards of stock-based compensation under its 2003 Long-Term Incentive Plan.

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

Stock-Based Compensation Expense

The Company recognized the following amounts of stock-based compensation expense by award type in the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

Award type:	2012	2011	2012	2011

Stock appreciation rights (SARs)	$2.4	$1.0	$5.0	$3.4
Common stock equivalents (CSEs)	0.1	0.1	0.4	0.4
Restricted stock units (RSUs)	6.7	6.7	22.6	21.0

Total expense (1)	$9.2	$7.8	$28.0	$24.8

Stock-based compensation expense was recognized in the Condensed Consolidated Statements of Operations as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

Amount recorded in:	2012	2011	2012	2011

Cost of services and product development	$3.5	$3.3	$12.0	$11.3
Selling, general and administrative	5.7	4.5	16.0	13.5

Total expense (1)	$9.2	$7.8	$28.0	$24.8

(1)

The three months ended September 30, 2012 and 2011 included charges of $1.5 million and $0.2 million, respectively, related to awards to retirement-eligible employees, since awards granted to retirement-eligible employees vest on an accelerated basis. The nine months ended September 30, 2012 and 2011 included charges of $4.7 million and $3.0 million, respectively, for retirement-eligible employees.

As of September 30, 2012, the Company had $46.6 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted-average service period of approximately 2.3 years.

Stock-Based Compensation Awards

The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards in accordance with FASB ASC Topic 505:

Stock Appreciation Rights

Stock-settled stock appreciation rights (SARs) permit the holder to participate in the appreciation of the Common Stock. SARs are settled in shares of Common Stock by the employee once the applicable vesting criteria have been met. SARs vest ratably over a four-

year service period and expire seven years from the grant date. The fair value of SARs awards is recognized as compensation expense on a straight-line basis over four years. At the present time, SARs are awarded only to the Company’s executive officers.

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

The following table summarizes changes in SARs outstanding during the nine months ended September 30, 2012:

	SARs (in millions)	Per Share Weighted- Average Exercise Price	Per Share Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2011	2.5	$20.39	$7.66	4.00 years
Granted	0.4	37.81	12.99	6.36 years
Forfeited	—	—	—	n/a
Exercised	(0.8)	18.60	6.86	n/a

Outstanding at September 30, 2012 (1), (2)	2.1	$24.27	$8.94	4.23 years

Vested and exercisable at September 30, 2012 (2)	0.9	$18.50	$7.08	3.17 years

n/a=not applicable

(1)	As of September 30, 2012, 1.2 million of SARs outstanding were unvested. The Company expects that substantially all of these unvested awards will vest in future periods.

(2)	As of September 30, 2012, total SARs outstanding had an intrinsic value of $45.4 million. SARs vested and exercisable had an intrinsic value of $25.5 million.

The fair value of the SARs was estimated on the date of grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions:

	Nine Months Ended September 30, (1)

	2012	2011

Expected dividend yield (2)	0%	0%
Expected stock price volatility (3)	40%	38%
Risk-free interest rate (4)	0.8%	2.2%
Expected life in years (5)	4.6	4.8

(1)	The Company did not make any SARs grants during the three months ended September 30, 2012 and 2011.

(2)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. Historically, Gartner has not paid cash dividends on its Common Stock.

(3)	The determination of expected stock price volatility was based on both historical Common Stock prices and implied volatility from publicly traded options in the Common Stock.

(4)	The risk-free interest rate is based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

(5)

The expected life represents the Company’s weighted-average estimate of the period of time the SARs are expected to be outstanding (that is, the period between the service inception date and the expected exercise date). Beginning January 1, 2012, the expected life has been calculated based on the Company’s historical exercise data. Previously, the Company determined the expected life based on a simplified calculation permitted by SEC SAB No. 107 and SAB No. 110 since the necessary historical exercise data was not available. The change in methodology had an insignificant impact on the calculation of the expected life.

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

The following table summarizes the changes in RSUs outstanding during the nine months ended September 30, 2012:

	Restricted Stock Units (RSUs) (in millions)	Per Share Weighted Average Grant Date Fair Value

Outstanding at December 31, 2011	3.1	$21.53
Granted (1)	0.7	37.97
Vested and released	(1.3)	19.51
Forfeited	—	—

Outstanding at September 30, 2012 (2), (3)	2.5	$27.93

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

The following table summarizes the changes in CSEs outstanding during the nine months ended September 30, 2012:

	Common Stock Equivalents (CSEs)	Per Share Weighted Average Grant Date Fair Value

Outstanding at December 31, 2011	97,268	$15.93
Granted	8,631	44.63
Converted to common shares	(6,173)	44.60

Outstanding at September 30, 2012	99,726	$16.64

Stock Options

Historically, the Company granted stock options to employees that allowed them to purchase shares of Common Stock at a certain price. The Company has not made any stock option grants since 2006. All outstanding options are fully vested and there is no remaining unamortized cost. The Company received $7.7 million and $15.2 million in cash from option exercises in the nine months ended September 30, 2012 and 2011, respectively.

The following table summarizes the changes in stock options outstanding during the nine months ended September 30, 2012:

	Options in millions	Per Share Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)

Vested and outstanding at December 31, 2011	1.2	$10.93	1.47 years	$27.7
Exercised (1)	(0.8)	10.80	n/a	n/a

Vested and outstanding at September 30, 2012	0.4	$11.13	1.30 years	$15.6

n/a=not applicable

(1)	Options exercised during the nine months ended September 30, 2012 had an intrinsic value of $22.1 million.

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

At September 30, 2012, the Company had 1.3 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718, and as a result the Company does not record compensation expense for employee share purchases. The Company received $2.9 million and $2.6 million in cash from share purchases under the ESP Plan in the nine months ended September 30, 2012 and 2011, respectively.

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

The Company evaluates reportable segment performance and allocates resources based on gross contribution margin. Gross contribution, as presented in the table below, is defined as operating income excluding certain Cost of services and product development and Selling, general and administrative expenses, depreciation, amortization of intangibles, and acquisition and integration charges. Certain bonus and fringe benefit costs included in consolidated Cost of services and product development are not allocated to segment expense. The accounting policies used by the reportable segments are the same as those used by the Company. There are no intersegment revenues.

The Company does not identify or allocate assets, including capital expenditures, by reportable segment. Accordingly, assets are not reported by segment because the information is not available by segment and is not reviewed in the evaluation of segment performance or in making decisions in the allocation of resources.

The following tables present information about the Company’s reportable segments (in thousands):

Three Months Ended September 30, 2012:	Research	Consulting	Events	Consolidated

Revenues	$284,048	$71,731	$18,627	$374,406
Gross contribution	193,540	24,380	4,511	222,431
Corporate and other expenses				(172,663)

Operating income				$49,768

Three Months Ended September 30, 2011:	Research	Consulting	Events	Consolidated

Revenues	$255,979	$70,815	$18,990	$345,784
Gross contribution	173,615	24,458	5,553	203,626
Corporate and other expenses				(156,376)

Operating income				$47,250

Nine Months Ended September 30, 2012:	Research	Consulting	Events	Consolidated

Revenues	$836,970	$222,970	$81,119	$1,141,059
Gross contribution	571,547	79,886	32,867	684,300
Corporate and other expenses				(518,254)

Operating income				$166,046

Nine Months Ended September 30, 2011:	Research	Consulting	Events	Consolidated

Revenues	$749,429	$219,407	$72,058	$1,040,894
Gross contribution	506,420	78,820	28,533	613,773
Corporate and other expenses				(469,174)

Operating income				$144,599

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

The following table presents changes to the carrying amount of goodwill by reporting unit during the nine months ended September 30, 2012 (in thousands):

	Research	Consulting	Events	Total

Balance, December 31, 2011	$366,980	$99,677	$41,893	$508,550
Addition due to acquisition (1)	7,455	—	—	7,455
Foreign currency translation adjustments	2,488	683	24	3,195

Balance, September 30, 2012 (2)	$376,923	$100,360	$41,917	$519,200

(1)

The Company acquired Ideas International in the second quarter of 2012 and recorded $7.5 million of goodwill. All of the recorded goodwill resulting from the acquisition has been included in the Research segment. See Note 2—Acquisition above for additional information.

(2)	The Company does not have any accumulated goodwill impairment losses.

Amortizable Intangible Assets

The following tables present reconciliations of the carrying amounts of amortizable intangible assets as of the dates indicated (in thousands):

September 30, 2012	Trade Name	Customer Relationships	Content	Software	Total

Gross cost, December 31, 2011	$5,758	$7,210	$—	$—	$12,968
Additions due to acquisition (1)	240	3,170	3,170	1,955	8,535
Foreign currency translation adjustments	18	207	234	134	593

Gross cost	6,016	10,587	3,404	2,089	22,096
Accumulated amortization (2)	(3,210)	(5,238)	(284)	(222)	(8,954)

Balance, September 30, 2012	$2,806	$5,349	$3,120	$1,867	$13,142

December 31, 2011	Trade Name	Customer Relationships	Total

Gross cost, December 31, 2010	$5,758	$7,210	$12,968
Foreign currency translation adjustments	—	—	—

Gross cost	5,758	7,210	12,968
Accumulated amortization (2)	(2,303)	(3,605)	(5,908)

Balance, December 31, 2011	$3,455	$3,605	$7,060

(1)	The Company acquired Ideas International in the second quarter of 2012 and recorded a total of $8.5 million of amortizable intangible assets. See Note 2—Acquisition above for additional information.

(2)	Intangible assets are being amortized against earnings over the following periods: Trade name—2 to 5 years; Customer relationships—4 years; Content—4 years; Software—3 years.

Aggregate amortization expense related to intangible assets was $1.4 million and $0.7 million for the three months ended September 30, 2012 and 2011, respectively, and $3.0 million and $5.8 million for the nine months ended September 30, 2012 and 2011, respectively.

The estimated future amortization expense by year from amortizable intangibles is as follows (in thousands):

2012 (remaining three months)	$1,370
2013	5,475
2014	3,600
2015	1,995
2016	702

$13,142

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

The 2010 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum interest expense coverage ratio, and covenants limiting the Company’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, make investments and enter into certain transactions with affiliates. The Company was in full compliance with these covenants as of September 30, 2012 and December 31, 2011.

The following table provides information regarding the Company’s borrowings under the 2010 Credit Agreement:

Description:	Amount Outstanding September 30, 2012 (In thousands)	Contractual Annualized Interest Rate September 30, 2012	Amount Outstanding December 31, 2011 (In thousands)

Term loan (1)	$157,500	1.86%	$180,000
Revolver (1), (2)	42,500	1.86%	20,000

Total	$200,000		$200,000

(1)

The term and revolver contractual rates consisted of a 0.36%, three-month floating Eurodollar base rate plus a margin of 1.50%. However, the Company has an interest rate swap contract which converts the floating Eurodollar base rates to a fixed base rate on $200.0 million of borrowings (see below). As a result, the effective annual interest rate on the total debt outstanding under the 2010 Credit Facility, including the effect of the swap, was 3.76% as of September 30, 2012 and December 31, 2011.

(2)	The Company had $354.2 million of additional borrowing capacity on the revolver (not including the expansion feature) as of September 30, 2012.

Interest Rate Swap Hedge

The Company has a $200.0 million notional fixed-for-floating interest rate swap contract which it designates as a hedge of the forecasted interest payments on the Company’s variable rate borrowings. Under the swap terms, the Company pays a base fixed rate of 2.26% and in return receives a floating Eurodollar base rate on $200.0 million of notional borrowings. The Company entered into this swap contract in December 2010 and it matures in September 2015.

The Company accounts for the interest rate swap as a cash flow hedge in accordance with FASB ASC Topic 815. Since the swap is hedging forecasted interest payments, changes in the fair value of the swap are recorded in OCI as long as the swap continues to be a highly effective hedge of the designated interest rate risk. Any ineffective portion of change in the fair value of the hedge is recorded in earnings. There was no ineffective portion of the hedge at September 30, 2012 or December 31, 2011. The interest rate swap had a negative fair value to the Company of $11.0 million and $9.9 million at September 30, 2012 and December 31, 2011, respectively, which is deferred and classified in OCI, net of tax effect.

Letters of Credit

The Company had $10.1 million of letters of credit and related guarantees outstanding at September 30, 2012. The Company enters into these instruments in the ordinary course of business to facilitate transactions with customers and others.

Note 8 — Equity

Share Repurchase Program

The Company has a $500.0 million share repurchase program, of which $231.0 million remained available for share repurchases as of September 30, 2012. Repurchases may be made from time-to-time through open market purchases, private transactions, tender offers or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the market price of the stock, the Company’s financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s shared-based compensation awards. Repurchases may be funded from operating cash flow or borrowings.

The Company’s share repurchase activity is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Number of shares repurchased (1)	95,833	1,543,069	2,260,093	3,886,521
Cost of repurchased shares (in thousands)	$4,626	$53,354	$89,300	$141,214

(1)

The average purchase price for the shares was $48.27 and $39.51 for the three and nine months ended September 30, 2012 respectively, and $34.58 and $36.33 for the three and nine months ended September 30, 2011, respectively.

Note 9 — Income Taxes

The provision for income taxes was $15.4 million for the three months ended September 30, 2012 compared to $14.0 million in the prior year quarter. The effective tax rate was 33.0% for the three months ended September 30, 2012 and 31.4% for the same period in 2011. The increase in the effective tax rate was primarily due to a change in the estimated annual mix of pre-tax income by jurisdiction. The provision for income taxes was $50.6 million for the nine months ended September 30, 2012 compared to $43.4 million for the same period in 2011. The effective tax rate was 32.1% for both the nine months ended September 30, 2012 and 2011.

As of September 30, 2012 and December 31, 2011, the Company had gross unrecognized tax benefits of $20.0 million and $18.3 million, respectively. It is reasonably possible that the gross unrecognized tax benefits will decrease by $4.8 million within the next 12 months, primarily due to settlements of outstanding audits and the expiration of the relevant statutes of limitation. As of September 30, 2012 and December 31, 2011, the Company had Other liabilities of $15.2 million and $15.4 million, respectively, related to long-term uncertain tax positions.

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

Note 10 — Derivatives and Hedging

The Company enters into a limited number of derivative contracts to offset the potentially negative economic effects of interest rate and foreign exchange movements. The Company accounts for its outstanding derivative contracts in accordance with FASB ASC Topic 815, which requires all derivatives, including derivatives designated as accounting hedges, to be recorded on the balance sheet at fair value. The following tables provide information regarding the Company’s outstanding derivatives contracts (in thousands, except for number of outstanding contracts) as of the dates indicated:

September 30, 2012
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability) (4)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI

Interest rate swap (1)	1	$200,000	$(11,000)	Other liabilities	$(6,617)
Foreign currency forwards (2)	30	40,530	(240)	Accrued liabilities	—

Total	31	$240,530	$(11,240)		$(6,617)

December 31, 2011
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability) (4)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI

Interest rate swap (1)	1	$200,000	$(9,891)	Other liabilities	$(5,934)
Interest rate swaps (3)	2	30,750	(98)	Other liabilities	—
Foreign currency forwards (2)	60	99,585	272	Other current assets	—

Total	63	$330,335	$(9,717)		$(5,934)

(1)

The Company has designated this swap as a cash flow hedge of the forecasted interest payments on borrowings (see Note 7 — Debt). As a result, changes in fair value of this swap are deferred and are recorded in OCI, net of tax effect.

(2)

The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to offset the economic effects of these foreign currency transaction risks. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other expense, net since the Company does not designate these contracts as hedges for accounting purposes. Substantially all of the outstanding contracts at September 30, 2012 matured by the end of October 2012.

(3)	These swaps matured in January 2012. Changes in the fair value of these swaps were recognized in earnings.

(4)	See Note 11 — Fair Value Disclosures for the determination of the fair value of these instruments.

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

The following table provides information regarding derivative gains and losses that have been recognized in the Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

Amount recorded in:	2012	2011	2012	2011

Interest expense, net (1)	$907	$1,022	$2,657	$3,100
Other expense (income), net (2)	36	(1,976)	(563)	1,794

Total expense (income), net	$943	$(954)	$2,094	$4,894

(1)	Consists of interest expense from interest rate swap contracts.

(2)	Consists of realized and unrealized gains and losses on foreign currency forward contracts.

Note 11 — Fair Value Disclosures

The Company’s financial instruments include cash equivalents, fees receivable from customers, accounts payable, and accruals which are normally short-term in nature. The Company believes the carrying amounts of these financial instruments reasonably approximate their fair value due to their short-term nature. The Company’s financial instruments also include borrowings outstanding under its 2010 Credit Agreement, and at September 30, 2012, the Company had $200.0 million of floating rate debt outstanding under this arrangement, which is carried at amortized cost. The Company believes the carrying amount of the outstanding borrowings reasonably approximates fair value since the rate of interest on the borrowings reflect current market rates of interest for similar instruments with comparable maturities.

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

The Company’s assets and liabilities remeasured to fair value are presented in the following table (in thousands):

Description:	Fair Value September 30, 2012	Fair Value December 31, 2011

Assets:
Deferred compensation plan assets (1)	$27,000	$25,050
Pension reinsurance asset (2)	14,350	12,980
Foreign currency forward contracts (3)	—	272

	$41,350	$38,302

Liabilities:
Deferred compensation plan liabilities (1)	$30,290	$28,100
Foreign currency forward contracts (3)	240	—
Interest rate swap contract (4)	11,000	9,989

	$41,530	$38,089

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

Note 12 — Employee Benefits

Defined Benefit Pension Plans

The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company’s defined benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $0.6 million for both the three months ended September 30, 2012 and 2011, and $1.8 million and $2.0 million for the nine months ended September 30, 2012 and 2011, respectively.

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

The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of September 30, 2012, the Company did not have any indemnification agreements that could require material payments.

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

On May 31, 2012, we acquired Ideas International Limited (“Ideas International”), a publicly-owned Australian corporation (see Note 2—Acquisition in the Notes to the Condensed Consolidated Financial Statements for additional information). Ideas International’s business operations have been integrated into the Company’s Research segment, and its operating results and business measurements are included in the Company’s consolidated and segment results and disclosures beginning on the date of acquisition. The impact of the acquisition was not material for the three and nine months ended September 30, 2012.

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

BUSINESS OVERVIEW

Gartner, Inc. (NYSE: IT) is the world’s leading information technology research and advisory company. We deliver the technology-related insight necessary for our clients to make the right decisions, every day. From CIOs and senior IT leaders in corporations and government agencies, to business leaders in high-tech and telecom enterprises and professional services firms, to supply chain professionals and technology investors, we are the valuable partner to clients in over 12,600 distinct organizations. We work with every client to research, analyze and interpret the business of IT within the context of their individual role. Founded in 1979, Gartner is headquartered in Stamford, Connecticut, U.S.A., and has approximately 5,400 associates, including almost 1,400 research analysts and consultants, and clients in 85 countries.

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

EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION

We have executed a consistent growth strategy since 2005 to drive double-digit revenue and earnings growth. The fundamentals of our strategy include a focus on creating extraordinary research insight, delivering innovative and highly differentiated product offerings, building a strong sales capability, providing world class client service with a focus on client engagement and retention, and continuously improving our operational effectiveness.

We had total revenues of $374.4 million in the third quarter of 2012, an increase of 8% compared to the third quarter of 2011 and 12% excluding the unfavorable foreign exchange impact. Revenues increased by 11% in our Research segment and 1% in Consulting, while Events revenues declined by 2%, primarily due to a shift in our events calendar. For a more complete discussion of our results by segment, see Segment Results below. For the nine months ended September 30, 2012, total revenues increased 10%, but excluding the unfavorable impact of foreign exchange, revenues increased 12%.

We had net income of $31.4 million in the third quarter of 2012, an increase of 3% compared to third quarter 2011. Diluted earnings per share increased $0.02 per share quarter-over-quarter, to $0.33 per share for the third quarter 2012. For the nine months ended September 30, 2012, net income increased 17% compared to the same period in 2011. Diluted earnings per share was $1.12 per share for the nine months ended September 30, 2012, an increase of 22%.

We had almost $209.0 million of operating cash flow in the nine months ended September 30, 2012, an increase of 18% compared to the same period in 2011 and the highest nine months’ operating cash flow in the Company’s history. At September 30, 2012, we had $255.4 million of cash and cash equivalents and over $354.0 million of available borrowing capacity under our revolving credit facility. We believe our liquidity is adequate to fund our current plans. During 2012 we have used $89.3 million of cash to repurchase our common shares as part of our continued focus on enhancing shareholder value, and we used $10.3 million in cash on a net basis to purchase Ideas International.

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

The following table provides our total fees receivable, along with the related allowance for losses, as of the date indicated (in thousands):

	September 30, 2012	December 31, 2011

Total fees receivable	$377,751	$428,293
Allowance for losses	(6,800)	(7,260)

Fees receivable, net	$370,951	$421,033

Goodwill and other intangible assets — Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the tangible and identifiable intangible net assets acquired. Goodwill is not amortized against earnings, but is periodically evaluated for impairment in accordance with FASB ASC Topic 350, which requires goodwill to be assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, an impairment evaluation of our amortizable intangible assets may also be performed on a periodic basis should events or circumstances indicate potential impairment. If we determine that the fair value of a reporting unit or an intangible asset is less than its related carrying amount, we must recognize an impairment charge against earnings. Among the factors we consider important that could trigger an impairment review are the following:

•	Significant under-performance relative to historical or projected future operating results;

•	Significant changes in the manner of our use of acquired assets or the strategy for our overall business;

•	Significant negative industry or general economic trends;

•	Significant decline in our stock price for a sustained period; and

•	Our market capitalization relative to net book value.

The determination of the estimated fair value of our reporting units, whether based on a quantitative or qualitative assessment, contains judgments and assumptions regarding future trends and events, with both the precision and reliability of the resulting estimates subject to uncertainty. As a result, if the Company deems it necessary in the future to modify its judgments and assumptions, or if actual results are materially different from our expectations, then the estimated reporting unit values could change, potentially resulting in goodwill impairment charges in future periods. We completed our required annual goodwill impairment assessment as of September 30, 2012 utilizing a qualitative approach and concluded that the fair value of our reporting units continued to substantially exceed their respective carrying amounts.

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

RESULTS OF OPERATIONS

Overall Results

The following tables summarize the changes in selected income and expense lines in our interim Condensed Consolidated Statements of Operations for the periods indicated (dollars in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Income Increase (Decrease) $	Income Increase (Decrease) %

Total revenues	$374,406	$345,784	$28,622	8%
Costs and expenses:
Cost of services and product development	151,143	142,696	(8,447)	(6)
Selling, general and administrative	164,888	148,461	(16,427)	(11)
Depreciation	6,301	6,638	337	5
Amortization of intangibles	1,362	739	(623)	(84)
Acquisition and integration charges	944	—	(944)	(100)

Operating income	49,768	47,250	2,518	5
Interest expense, net	(2,209)	(2,282)	73	3
Other expense, net	(748)	(541)	(207)	(38)
Provision for income taxes	(15,436)	(13,963)	(1,473)	(11)

Net income	$31,375	$30,464	$911	3%

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Income Increase (Decrease) $	Income Increase (Decrease) %

Total revenues	$1,141,059	$1,040,894	$100,165	10%
Costs and expenses:
Cost of services and product development	458,853	428,473	(30,380)	(7)
Selling, general and administrative	492,627	442,891	(49,736)	(11)
Depreciation	18,378	19,143	765	4
Amortization of intangibles	3,029	5,788	2,759	48
Acquisition and integration charges	2,126	—	(2,126)	(100)

Operating income	166,046	144,599	21,447	15
Interest expense, net	(6,557)	(7,863)	1,306	17
Other expense, net	(1,802)	(1,494)	(308)	(21)
Provision for income taxes	(50,607)	(43,364)	(7,243)	(17)

Net income	$107,080	$91,878	$15,202	17%

Total revenues for the three months ended September 30, 2012 increased $28.6 million, or 8%, compared to the same quarter in 2011, driven by our Research segment, which had a double-digit revenue increase. Excluding the unfavorable impact of foreign currency translation, total quarterly revenues increased 12%. For the nine month periods, revenues increased over $100.0 million in 2012, or 10%, with increases in all three of our business units, including double-digit increases in Research and Events. Excluding the unfavorable impact of foreign currency translation, revenues for the nine months ended September 30, 2012 increased 12% over the same period in 2011. Please refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development increased $8.4 million, or 6%, in the third quarter of 2012 compared to the third quarter of 2011. The increase was primarily due to $8.0 million in higher payroll and related benefits costs due to increased headcount and merit salary increases, and we also had higher travel expenses related to the increased headcount. These increases were partially offset by the favorable impact of foreign currency translation. Cost of services and product development as a percentage of revenues decreased by 1 point, to 40% in the third quarter of 2012 from 41% in the third quarter of 2011, driven by the higher revenues and operating leverage inherent in our Research segment.

For the nine month periods, Cost of services and product development increased $30.4 million in 2012, or 7%, compared to 2011. Consistent with the quarter, the increase was primarily due to higher payroll and related benefits costs due to increased headcount and merit salary increases, which increased by about $28.0 million. We also had higher conference and travel costs, due to higher attendance at our events and additional associates. These increases were partially offset by the favorable impact of foreign currency translation. Cost of services and product development as a percentage of revenues for the nine months ended September 30, 2012 was 40%, a decline of 1 point compared to the same period in 2011, primarily due to higher revenues and the operating leverage in the Research business.

Selling, general and administrative (“SG&A”) increased $16.4 million, or 11%, quarter-over-quarter. The increase was primarily due to higher payroll and related benefits costs, which was partially offset by favorable foreign currency impact. The higher payroll costs resulted from additional headcount, higher sales commissions, and merit salary increases. The increased headcount was primarily due to the investment in additional quota-bearing sales associates, which increased by 15%, to 1,397 at September 30, 2012 from 1,215 at September 30, 2011. SG&A expense increased 11%, or $49.7 million, in the nine months ended September 30, 2012 compared to the same period in the prior year. Consistent with the quarter-over-quarter increase, the additional expense was primarily driven by higher payroll and benefit costs.

Depreciation expense declined in both the three and nine months ended September 30, 2012 compared to the same periods in the prior year. The decline was due to certain fixed assets becoming fully depreciated which was only partially offset by additional depreciation from asset additions.

Amortization of intangibles increased to $1.4 million in the three months ended September 30, 2012 compared to $0.7 million in the same period in 2011 due to the addition of intangibles from the mid-year 2012 acquisition of Ideas International. For the nine month periods, amortization declined in 2012 due to certain intangibles becoming fully amortized, which was only partially offset by the additional amortization from the intangible assets resulting from the Ideas International acquisition.

Acquisition and Integration Charges was $0.9 million and $2.1 million in the three and nine months ended September 30, 2012 compared to zero in the same periods in 2011. These charges relate to the acquisition of Ideas International and include legal, consulting, severance, and other costs.

Operating Income increased by $2.5 million, or 5%, quarter-over-quarter, to $49.8 million in the third quarter of 2012 compared to $47.3 million in the third quarter of 2011. Operating income as a percentage of revenues declined slightly in the 2012 quarter. For the nine month periods, operating income increased 15% in 2012 compared to 2011, and as a percentage of revenues, operating income increased slightly in the 2012 period.

Interest Expense, Net decreased 3% quarter-over-quarter, primarily due to a lower average amount of debt outstanding. For the nine month periods, Interest expense, net, decreased 17%, again primarily due to a lower average amount of debt outstanding.

Other (Expense) Income, Net consisted of net foreign currency exchange gains and losses.

Provision For Income Taxes was $15.4 million for the three months ended September 30, 2012 compared to $14.0 million in the same quarter of the prior year. The effective tax rate was 33.0% for the three months ended September 30, 2012 and 31.4% for the same period in 2011. The increase in the effective tax rate was primarily due to a change in the estimated annual mix of pre-tax income by jurisdiction. The provision for income taxes was $50.6 million for the nine months ended September 30, 2012 compared to $43.4 million for the same period in 2011. The effective tax rate was 32.1% for both the nine months ended September 30, 2012 and 2011.

Net Income increased 3% in the three months ended September 30, 2012 compared to the same period in 2011. Both basic and diluted earnings per share increased by 6%, reflecting higher net income and a lower number of weighted-average shares outstanding. For the nine month periods, net income increased 17% in 2012, while basic and diluted earnings per share increased by $0.20 per share, due to substantially higher net income and to a lesser extent, lower weighted-average shares outstanding.

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

The following sections present the results of our three segments:

Research

	As Of And For The Three Months Ended September 30, 2012	As Of And For The Three Months Ended September 30, 2011	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2012	As Of And For The Nine Months Ended September 30, 2011	Increase (Decrease)	Percentage Increase (Decrease)

Financial Measurements:
Revenues (1)	$284,048	$255,979	$28,069	11%	$836,970	$749,429	$87,541	12%
Gross contribution (1)	$193,540	$173,615	$19,925	11%	$571,547	$506,420	$65,127	13%
Gross contribution margin	68%	68%	—	—	68%	68%	—	—

Business Measurements:
Contract value (1)	$1,174,700	$1,035,926	$138,774	13%
Client retention	83%	82%	1 point	—
Wallet retention	99%	100%	(1) point	—

(1)	Dollars in thousands.

Research segment revenues increased 11% on a quarter-over-quarter basis but excluding the unfavorable effect of foreign currency translation, revenues increased 14%. The segment gross contribution margin was 68% for both quarterly periods. When comparing the nine month periods, revenues increased 12% in the 2012 period, but increased 14% when adjusted for foreign currency impact. The segment gross contribution margin was 68% for both the nine months ended September 30, 2012 and 2011.

Research contract value at September 30, 2012 increased 13% compared to September 30, 2011 and 14% excluding the foreign currency translation impact. Contract value increased across all of the Company’s industry types, client sizes, and sales regions. Client retention increased by 1 point while wallet retention declined by 1 point.

Consulting

	As Of And For The Three Months Ended September 30, 2012	As Of And For The Three Months Ended September 30, 2011	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2012	As Of And For The Nine Months Ended September 30, 2011	Increase (Decrease)	Percentage Increase (Decrease)

Financial Measurements:
Revenues (1)	$71,731	$70,815	$916	1%	$222,970	$219,407	$3,563	2%
Gross contribution (1)	$24,380	$24,458	$(78)	—	$79,886	$78,820	$1,066	1%
Gross contribution margin	34%	35%	(1) point	—	36%	36%	—	—

Business Measurements:
Backlog (1)	$106,100	$92,887	$13,213	14%
Billable headcount	499	482	17	4%
Consultant utilization	64%	61%	3 points	—	67%	62%	5 points	—
Average annualized revenue per billable headcount	$415	$404	$11	3%	$425	$404	$21	5%

(1)	Dollars in thousands.

Consulting revenues increased 1% quarter-over-quarter, due to higher revenues in the core consulting business, primarily driven by higher utilization. This increase was partially offset by lower revenues in our contract optimization business, which can fluctuate from quarter-to-quarter. Excluding the unfavorable impact of foreign currency translation, revenues increased 4% quarter-over-quarter. The gross contribution margin declined by 1 point, primarily driven by the lower revenues in our contract optimization business, which has a higher contribution margin than core consulting or SAS.

For the nine month periods, revenues increased 2% in 2012, again due to higher core consulting revenues, which was partially offset by lower contract optimization and SAS revenues. Consulting revenues increased 4% excluding the unfavorable impact of foreign currency translation. The gross contribution margin was 36% for both nine month periods. Backlog at September 30, 2012 increased 14% compared to September 30, 2011.

Events

	As Of And For The Three Months Ended September 30, 2012	As Of And For The Three Months Ended September 30, 2011	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2012	As Of And For The Nine Months Ended September 30, 2011	Increase (Decrease)	Percentage Increase (Decrease)

Financial Measurements:
Revenues (1)	$18,627	$18,990	$(363)	(2)%	$81,119	$72,058	$9,061	13%
Gross contribution (1)	$4,511	$5,550	$(1,039)	(19)%	$32,867	$28,533	$4,334	15%
Gross contribution margin	24%	29%	(5) points	—	41%	40%	1 point	—

Business Measurements:
Number of events	14	16	(2)	(13)%	48	48	—	—
Number of attendees	5,566	6,676	(1,110)	(17)%	23,759	22,308	1,451	7%

(1)	Dollars in thousands.

Events revenues were $18.6 million in the third quarter of 2012, a decrease of 2% compared to third quarter 2011, due to a shift in the events calendar and the impact of foreign exchange. Excluding the foreign exchange impact, total Events revenues increased 2% in the third quarter of 2012. The gross contribution margin decreased 5 points in the third quarter of 2012 as compared to the third quarter of 2011. Both revenues and the gross contribution margin were adversely impacted by the move of two large events into the fourth quarter of 2012 that previously were held in the third quarter of 2011.

For the nine month periods, Events revenues increased $9.1 million in 2012, or 13%, primarily due to higher revenues from our ongoing events. Adjusted for the unfavorable impact of foreign currency translation, revenues increased 16%. The 48 events held through September 30, 2012 consisted of 43 ongoing events and 5 new events. Overall, we had a 7% increase in the number of attendees and a 15% increase in exhibitors, while average revenue increased 4% for attendees but declined 3% for exhibitors. The gross contribution margin increased 1 point, primarily due to a higher contribution from our ongoing events.

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

We finance our operations primarily through cash generated from our on-going operating activities. At September 30, 2012, we had $255.4 million of cash and cash equivalents and over $354.0 million of available borrowing capacity under our revolving credit facility. Our cash and cash equivalents are held in numerous locations throughout the world, with approximately 65% held outside the United States at September 30, 2012. We believe that we have adequate liquidity and that the cash we expect to earn from our on-going operating activities, our existing cash balances, and the borrowing capacity we have under our revolving credit facility will be sufficient for our currently anticipated needs.

The following table summarizes the changes in the Company’s cash and cash equivalents (in thousands):

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Cash Increase (Decrease)

Cash provided by operating activities	$208,751	$176,465	$32,286
Cash used in investing activities	(41,136)	(23,720)	(17,416)
Cash used by financing activities	(58,374)	(111,141)	52,767

Net increase in cash and cash equivalents	109,241	41,604	67,637
Effects of exchange rates	3,411	(4,882)	8,293
Beginning cash and cash equivalents	142,739	120,181	22,558

Ending cash and cash equivalents	$255,391	$156,903	$98,488

Operating

Operating cash flow increased by $32.3 million when comparing the nine months ended September 30, 2012 to the same period in 2011. The increase was primarily due to $15.2 million in higher net income and significantly higher collections on receivables and other positive working capital changes. We also had lower cash payments for interest on our debt. These increases were partially offset by higher cash payments for income taxes in 2012.

Investing

We used an additional $17.4 million of cash in our investment activities in the 2012 period. The increase was primarily due to $8.0 million in additional capital expenditures from the on-going renovation of our Stamford headquarters facility, which are fully reimbursable by the facility landlord, and $10.3 million of cash used for our acquisition of Ideas International.

Financing

We used significantly less cash in our financing activities in the 2012 period, primarily due to a lower number of shares repurchased. Cash used for share repurchases declined $51.9 million, from $141.2 million in the 2011 period compared to $89.3 million in the 2012 period. The Company repurchased 2.3 million shares through September 30, 2012 compared to 3.9 million shares through September 30, 2011. The decrease in the number of shares repurchased was due to the substantially higher market value of our Common Stock in the 2012 period.

OBLIGATIONS AND COMMITMENTS

2010 Credit Agreement

The 2010 Credit Agreement provides for a five-year, $200.0 million term loan and a $400.0 million revolving credit facility, and an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, by up to an additional $150.0 million in the aggregate. To date, the Company has not borrowed under the expansion feature. The Company had $200.0 million outstanding under the 2010 Credit Agreement as of September 30, 2012, which included $157.5 million outstanding under the term loan and $42.5 million outstanding under the revolver.

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

Off-Balance Sheet Arrangements

Through September 30, 2012, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We have exposure to changes in interest rates arising from borrowings under our 2010 Credit Agreement. At September 30, 2012, we had $157.5 million outstanding under the term loan and $42.5 million outstanding under the revolver. Borrowings under this facility are floating rate, which may be either prime-based or Eurodollar-based. The rate paid for these borrowings includes a base floating rate plus a margin between 0.50% and 1.25% on prime borrowings and between 1.50% and 2.25% on Eurodollar-based borrowings.

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

A measure of the potential impact of foreign currency translation on our Condensed Consolidated Balance Sheets can be determined through a sensitivity analysis of our cash and cash equivalents. At September 30, 2012, we had over $255.0 million of cash and cash equivalents, a substantial portion of which was denominated in foreign currencies. If the foreign exchange rates of the major currencies in which we operate changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on September 30, 2012, would have increased or decreased by approximately $12.0 million.

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

Transaction Risk

We have foreign exchange transaction risk since we typically enter into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency in which the foreign subsidiary operates. We typically enter into foreign currency forward exchange contracts to offset the effects of foreign currency transaction risk. These contracts are normally short term in duration and unrealized and realized gains and losses are recognized in current period earnings. At September 30, 2012, we had 30 outstanding foreign currency forward contracts with a total notional amount of $40.5 million and an immaterial net unrealized loss. All of these outstanding contracts matured by the end of October 2012.

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

Management conducted an evaluation, as of September 30, 2012, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of our 2011 Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The Company has a $500.0 million share repurchase program to be utilized to acquire shares of Common Stock. Repurchases may be made from time-to-time through open market purchases, private transactions, tender offers or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s shared-based compensation awards. Repurchases will be funded from cash flow from operations and borrowings under the Company’s Credit Agreement. The following table provides detail related to repurchases of our Common Stock for treasury in the nine months ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that may yet be Purchased Under our Share Repurchase Program (in millions)

2012 (1)
January	86,123	$34.89
February	1,287,473	38.70
March	605,833	40.16

Total	1,979,429	$38.98

April	1,113	$42.94
May	38,824	42.97
June	144,894	40.04

Total	184,831	$40.67

July	784	$45.63
August	87,101	48.07
September	7,948	50.68

Total	95,833	$48.27	$231

(1)	The Company paid a total of $4.6 million and $89.3 million in cash for share repurchases in the three and nine months ended September 30, 2012.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

31.1	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32	Certification under 18 U.S.C. 1350.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

Items 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date: November 6, 2012	/s/ Christopher J. Lafond

Christopher J. Lafond
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)