Form 10-K
period 2012-12-31
GARTNER INC
filed 2013-02-22
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,900,309,164 based on the closing sale price as reported on the New York Stock Exchange.

The number of shares outstanding of the registrant’s common stock was 93,366,230 as of January 31, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 30, 2013 (Proxy Statement)	Part III

GARTNER, INC.
2012 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS.

GENERAL

Gartner, Inc. (“Gartner”) (NYSE: IT) is the world’s leading information technology research and advisory company. We deliver the technology-related insight necessary for our clients to make the right decisions, every day. From CIOs and senior IT leaders in corporations and government agencies, to business leaders in high-tech and telecom enterprises and professional services firms, to supply chain professionals and technology investors, we are the valuable partner to clients in over 13,300 distinct organizations. We work with clients to research, analyze and interpret the business of IT within the context of their individual roles. Founded in 1979, Gartner is headquartered in Stamford, Connecticut, U.S.A., and as of December 31, 2012, we had 5,468 associates, including 1,405 research analysts and consultants, and clients in 85 countries.

The foundation for all Gartner products and services is our independent research on IT and supply chain issues. The findings from this research are delivered through our three business segments — Research, Consulting and Events:

•	Research provides objective insight on critical and timely technology and supply chain initiatives for CIOs, other IT professionals, supply chain leaders, technology companies and the investment community through reports, briefings, proprietary tools, access to our analysts, peer networking services and membership programs that enable our clients to make better decisions about their IT and supply chain investments.

•	Consulting provides customized solutions to unique client needs through on-site, day-to-day support, as well as proprietary tools for measuring and improving IT performance with a focus on cost, performance, efficiency, and quality.

•	Events provide IT, supply chain and business professionals the opportunity to attend various symposia, conferences and exhibitions to learn, contribute and network with their peers. From our flagship event Symposium/ITxpo, to summits focused on specific technologies and industries, to experimental workshop-style seminars, our events distill the latest Gartner research into applicable insight and advice.

For more information regarding Gartner and our products and services, visit www.gartner.com.

References to “the Company,” “we,” “our,” and “us” are to Gartner, Inc. and its consolidated subsidiaries.

MARKET OVERVIEW

Technological innovations today are changing how businesses and organizations work and what they do at an increasingly rapid pace. Today, everyone is living and working in the midst of a technological revolution. Major technological forces - including social media, mobile, cloud and information – are driving change on a scale not seen before in every organization around the world, from business enterprises of every size, to governments and government agencies, as well as other organizations. This technology revolution is likely to remain vibrant for decades to come.

Information technology (IT) is critical to supporting increased productivity, service improvement and revenue growth. IT and the supply chain are viewed today as strategic components of growth and operating performance. As the costs of IT solutions continue to rise, IT executives and professionals have realized the importance of making well-informed decisions and increasingly seek to maximize their returns on IT capital investments. As a result, any IT investment decision in an enterprise is subject to increased financial scrutiny, especially in the current challenging economic climate. In addition, today’s IT marketplace is dynamic and complex. Technology providers continually introduce new products with a wide variety of standards and features that are prone to shorter life cycles. Users of technology — a group that encompasses nearly all organizations — must keep abreast of new developments in technology to ensure that their IT systems are reliable, efficient, and meet both their current and future needs.

Given the strategic and critical nature of technology decision-making and spending, business enterprises, governments and their agencies, and other organizations turn to Gartner for guidance in order to make the right decisions to maximize the value of their IT investments.

OUR SOLUTION

We provide IT decision makers with the insight they need to understand where - and how – to successfully use IT and the supply chain to achieve their objectives. We employ a diversified business model that utilizes and leverages the breadth and depth of our intellectual capital. The foundation of our business model is our ability to create and distribute our proprietary research content as broadly as possible via published reports and briefings, consulting and advisory services, and our events, including Gartner Symposium/ITxpo.

Our 902 analysts located around the world create timely, high-quality, independent and objective research and fact-based analysis on all aspects of the IT industry. Through our robust product portfolio, our global research team provides thought leadership and technology insights that CIOs, supply chain professionals, executives and other technology practitioners need to make the right decisions, every day. In addition to our analysts, we have 503 experienced consultants who combine our objective, independent research with a practical business perspective focused on the IT industry. Finally, our events are the largest of their kind, gathering highly qualified audiences of CIOs, other senior business executives and IT professionals, supply chain leaders, and purchasers and providers of technology and supply chain products and services.

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

Our principal products and services are delivered via our Research, Consulting and Events segments:

•	RESEARCH. Gartner delivers independent, objective IT research and insight primarily through a subscription-based, digital media service. Gartner Research is the fundamental building block for all Gartner services and covers all technology-related markets, topics and industries, as well as supply chain topics. We combine our proprietary research methodologies with extensive industry and academic relationships to create Gartner solutions that address each role within an IT organization. Our Research agenda is defined by clients’ needs, focusing on the critical issues, opportunities and challenges they face every day. Our Research analysts are in regular contact with both technology providers and technology users, enabling them to identify the most pertinent topics in the IT marketplace and develop relevant product enhancements to meet the evolving needs of users of our research. They provide in-depth analysis on all aspects of technology, including hardware; software and systems; services; IT management; market data and forecasts; and vertical-industry issues. Our proprietary research content, presented in the form of reports, briefings, updates and related tools, is delivered directly to the client’s desktop via our website and/or product-specific portals. Clients normally sign subscription contracts that provide access to our research content for individual users over a defined period of time, which is typically one year.

•	CONSULTING. Gartner Consulting deepens relationships with our Research clients by extending the reach of our research through custom consulting engagements. Gartner Consulting brings together our unique research insight, benchmarking data, problem-solving methodologies and hands-on experience to improve the return on a client’s IT investment. Our consultants provide fact-based consulting services to help clients use and manage IT to optimize business performance.

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

Gartner Consulting provides solutions to CIOs and other IT executives, and to those professionals responsible for IT applications, enterprise architecture, go-to-market strategies, infrastructure and operations, programs and portfolio management, and sourcing and vendor relationships. Consulting also provides targeted consulting services to professionals in specific industries. Finally, we provide actionable solutions for IT cost optimization, technology modernization and IT sourcing optimization initiatives.

•	EVENTS. Gartner Symposium/ITxpo events and Gartner Summit events are gatherings of technology’s most senior IT professionals, business strategists and practitioners. Gartner Events offers current, relevant and actionable technology sessions led by Gartner analysts to clients and non-clients. These sessions are augmented with technology showcases, peer exchanges, analyst one-on-one meetings, workshops and keynotes by technology’s top leaders. They also provide attendees with an opportunity to interact with business executives from the world’s leading technology companies.

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

COMPETITION

We believe that the principal factors that differentiate us from our competitors are the following:

•	Superior IT research content — We believe that we create the broadest, highest-quality and most relevant research coverage of the IT industry. Our research analysis generates unbiased insight that we believe is timely, thought-provoking and comprehensive, and that is known for its high quality, independence and objectivity.

•	Our leading brand name — We have provided critical, trusted insight under the Gartner name for over 30 years.

•	Our global footprint and established customer base — We have a global presence with clients in 85 countries on six continents. For both 2012 and 2011, 46% of our revenues were derived from sales outside of the U.S.

•	Experienced management team — Our management team is composed of IT research veterans and experienced industry executives.

•	Substantial operating leverage in our business model — We have the ability to distribute our intellectual property and expertise across multiple platforms, including research publications, consulting engagements, conferences and executive programs, to derive incremental revenues and profitability.

•	Vast network of analysts and consultants — As of December 31, 2012, we had 1,405 research analysts and consultants located around the world. Our analysts collectively speak 47 languages and are located in 26 countries, enabling us to cover all aspects of IT on a global basis.

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

INTELLECTUAL PROPERTY

Our success has resulted in part from proprietary methodologies, software, reusable knowledge capital and other intellectual property rights. We rely on a combination of patent, copyright, trademark, trade secret, confidentiality, non-compete and other contractual provisions to protect our intellectual property rights. We have policies related to confidentiality, ownership and the use and protection of Gartner’s intellectual property, and we also enter into agreements with our employees as appropriate that protect our intellectual property, and we enforce these agreements if necessary.

We recognize the value of our intellectual property in the marketplace and vigorously identify, create and protect it. Additionally, we actively monitor and enforce contract compliance by our end users.

EMPLOYEES

We had 5,468 employees as of December 31, 2012, an increase of 10% compared to the prior year end as we continued to invest for future growth. We have 976 employees located at our headquarters in Stamford, Connecticut and a nearby office in Trumbull, Connecticut; 2,198 employees located elsewhere in the United States; and 2,294 employees located outside of the United States. Our employees may be subject to collective bargaining agreements at a company or industry level in those foreign countries where this is part of the local labor law or practice. We have experienced no work stoppages and consider our relations with our employees to be favorable.

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

Risks related to our business

Our operating results could be negatively impacted by global economic conditions. Our business is impacted by general economic conditions and trends, in the U.S and abroad. Among these conditions are government deficit spending in the U.S. and other countries, ongoing uncertainty in global trade, difficulties related to the refinancing of sovereign debt, and currency stability. In addition, there continues to be risks related to one or more Euro-Zone countries discontinuing the use of the Euro as their currency. These conditions could negatively and materially affect future demand for our products and services. Such difficulties could include the ability to maintain client retention, wallet retention and consulting utilization rates, achieve contract value and consulting backlog growth, attract attendees and exhibitors to our events or obtain new clients. Such developments could negatively impact our financial condition, results of operations, and cash flows.

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

We may not be able to enhance and develop our existing products and services, or introduce the new products and services that are needed to remain competitive. The market for our products and services is characterized by rapidly changing needs for information and analysis on the IT industry as a whole. The development of new products is a complex and time-consuming process. Nonetheless, to maintain our competitive position, we must continue to anticipate the needs of our client organizations, enhance and improve our products and services, develop or acquire new products and services, deliver all products and services in a timely manner, and appropriately position and price new products and services relative to the marketplace and our costs of producing them. Any failure to achieve successful client acceptance of new products and services could have a material adverse effect on our business, results of operations and financial position. Additionally, significant delays in new product or services releases or significant problems in creating new products or services could adversely affect our business, results of operations and financial position.

We depend on renewals of subscription-based services and sales of new subscription-based services for a significant portion of our revenue, and our failure to renew at historical rates or generate new sales of such services could lead to a decrease in our revenues. A large portion of our success depends on our ability to generate renewals of our subscription-based research products and services and new sales of such products and services, both to new clients and existing clients. These products and services constituted 70% and 69% of our revenues for 2012 and 2011, respectively. Generating new sales of our subscription-based products and services, both to new and existing clients, is often a time consuming process. If we are unable to generate new sales, due to competition or other factors, our revenues will be adversely affected.

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

Additionally, as we continue to adjust our products and service offerings to meet our clients’ continuing needs, we may shift the type and pricing of our products which may impact client renewal rates. While our research client retention rate was 83% at December 31, 2012 and 82% at December 31, 2011, there can be no guarantee that we will continue to maintain this rate of client renewals.

We depend on non-recurring consulting engagements and our failure to secure new engagements could lead to a decrease in our revenues. Consulting segment revenues constituted 19% of our total revenues for 2012 and 21% for 2011. Consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including the following:

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

The profitability and success of our conferences, symposia and events could be adversely affected by external factors beyond our control. The market for desirable dates and locations for conferences, symposia and events is highly competitive. If we cannot secure desirable dates and locations for our conferences, symposia and events their profitability could suffer, and our financial condition and results of operations may be adversely affected. In addition, because our events are scheduled in advance and held at specific locations, the success of these events can be affected by circumstances outside of our control, such as labor strikes, transportation shutdowns and travel restrictions, economic slowdowns, terrorist attacks, weather, natural disasters, and other occurrences impacting the global, regional, or national economy, the occurrence of any of which could negatively impact the success of the event and as the global economy recovers, our ability to procure space for our events and keep associated costs down could become more challenging.

Our sales to governments are subject to appropriations and may be terminated. We derive significant revenues from contracts with the U.S. government and its respective agencies, numerous state and local governments and their respective agencies, and foreign governments and their agencies. At December 31, 2012 and 2011, approximately $255.0 million and $225.0 million, respectively, of our Research contract value and Consulting backlog was attributable to governments. We believe substantially all of the amount attributable to governments at December 31, 2012 will be filled in 2013. Our U.S. government contracts are subject to the approval of appropriations by the U.S. Congress to fund the agencies contracting for our services, and our contracts at the state and local levels are subject to various government authorizations and funding approvals and mechanisms. In general, most if not all of these contracts may be terminated at any time without cause (“termination for convenience”). Additionally, many state governments, their agencies, and municipalities across the United States are under severe financial strain and are considering significant budget cuts. Should appropriations for the governments and agencies that contract with us be curtailed, or should government contracts be terminated for convenience, we may experience a significant loss of segment and consolidated revenues.

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

We may not be able to maintain the equity in our brand name. We believe that our “Gartner” brand, including our independence, is critical to our efforts to attract and retain clients and that the importance of brand recognition will increase as competition increases. We may expand our marketing activities to promote and strengthen the Gartner brand and may need to increase our marketing budget, hire additional marketing and public relations personnel, and expend additional sums to protect our brand and otherwise increase expenditures to create and maintain client brand loyalty. If we fail to effectively promote and maintain the Gartner brand, or incur excessive expenses in doing so, our future business and operating results could be adversely impacted.

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

Natural disasters or geo-political events may disrupt our business. A major weather event, terrorist attack, earthquake, flood, volcanic activity, or other catastrophic disaster could significantly disrupt our operations. Such events could cause delays in initiating or completing sales, impede delivery of our products and services to our clients, disrupt other critical client-facing and business processes, or dislocate our critical internal functions and personnel. Our corporate headquarters is located approximately 30 miles from New York City, and we have an operations center located in Ft. Myers, Florida, a hurricane-prone area. We also operate in numerous international locations, and we have offices in a number of major cities across the globe. Abrupt political change, terrorist activity, and armed conflict pose a risk of general economic disruption in affected countries and regions, which may negatively impact our sales and increase our operating costs. Additionally, these conditions also may add uncertainty to the timing and budget decisions of our clients. Such events could significantly harm our ability to conduct normal business operations and negatively impact our financial condition and operating results.

Internet and critical internal computer system failures, cyber-attacks, or compromises of our systems or security could damage our reputation and harm our business. A significant portion of our business is conducted over the Internet and we rely heavily on computer systems. A cyber-attack, widespread Internet failure, or disruption of our critical information technology systems through viruses or other events could cause delays in initiating or completing sales, impede delivery of our products and services to our clients, disrupt other critical client-facing or business processes, or dislocate our critical internal functions. Such events could significantly harm our ability to conduct normal business operations and negatively impact our financial condition and operating results.

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

We may experience outages and disruptions of our online services if we fail to maintain an adequate operations infrastructure. Our increasing user traffic and complexity of our products and services demand more computing power. We have spent and expect to continue to spend substantial amounts to maintain data centers and equipment and to upgrade our technology and network infrastructure to handle increased traffic on our websites. However, any inefficiencies or operational failures could diminish the quality of our products, services, and user experience, resulting in damage to our reputation and loss of current and potential users, subscribers, and advertisers, potentially harming our financial condition and operating results.

Our outstanding debt obligation could impact our financial condition or future operating results. We have a credit arrangement that provides for a five-year, $200.0 million term loan and a $400.0 million revolving credit facility (the “2010 Credit Agreement”). The credit arrangement contains an expansion feature by which the term loan and revolving facility may be increased, at our option and under certain conditions, by up to an additional $150.0 million in the aggregate which may or may not be available to us depending upon prevailing credit market conditions. At both December 31, 2012 and 2011, we had a total of $200.0 million outstanding under the 2010 Credit Agreement.

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

We face risks related to taxation. We operate in numerous domestic and foreign taxing jurisdictions. Changes to the tax laws as well as the level of operations and profitability in each jurisdiction may have an unfavorable impact upon the amount of taxes that we recognize in any given year. In addition, our tax filings for various tax years are subject to audit by the tax authorities in jurisdictions where we conduct business, and in the ordinary course of business, we may be under audit by one or more tax authorities from time to time. These audits may result in assessments of additional taxes, and resolution of these matters involves uncertainties and there are no assurances that the ultimate resolution will not exceed the amounts we have recorded. Additionally, the results of an audit could have a material effect on our financial position, results of operations, or cash flows in the period or periods for which that determination is made.

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

Our stock price may be impacted by factors outside of our control and you may not be able to resell shares of our Common Stock at or above the price you paid. The trading prices of our Common Stock could be subject to significant fluctuations in response to, among other factors, developments in the industries in which we do business, general economic conditions, general market conditions, changes in the nature and composition of our stockholder base, changes in securities analysts’ recommendations regarding our securities and our performance relative to securities analysts’ expectations for any quarterly period, as well as other factors outside of our control. These factors may adversely affect the market price of our Common Stock.

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

As of December 31, 2012, the aggregate number of shares of our Common Stock issuable pursuant to outstanding grants and awards under these plans was approximately 4.8 million shares (approximately 1.2 million of which have vested). In addition, approximately 6.4 million shares may be issued in connection with future awards under our equity incentive plans. Shares of Common Stock issued under these plans are freely transferable without further registration under the Securities Act of 1933, as amended (the “Securities Act”), except for any shares held by affiliates (as that term is defined in Rule 144 under the Securities Act). We cannot predict the size of future issuances of our Common Stock or the effect, if any, that future issuances and sales of shares of our Common Stock will have on the market price of our Common Stock.

Interests of certain of our significant stockholders may conflict with yours. To our knowledge, as of December 31, 2012, and based upon publicly-available SEC filings, four institutional investors each presently hold over 5% of our Common Stock. While no stockholder or institutional investor individually holds a majority of our outstanding shares, these significant stockholders may be able, either individually or acting together, to exercise significant influence over matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, adoption or amendment of equity plans and approval of significant transactions such as mergers, acquisitions, consolidations and sales or purchases of assets. In addition, in the event of a proposed acquisition of the Company by a third party, this concentration of ownership may delay or prevent a change of control in us. Accordingly, the interests of these stockholders may not always coincide with our interests or the interests of other stockholders, or otherwise be in the best interests of us or all stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

The Company has no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.

ITEM 2. PROPERTIES.

We lease 29 domestic and 49 international offices and we have a significant presence in Stamford, Connecticut; Ft. Myers, Florida; and Egham, the United Kingdom. The Company does not own any properties.

Our corporate headquarters is located in approximately 213,000 square feet of leased office space in three buildings located in Stamford. This facility also accommodates research and analysis, marketing, sales, client support, production, corporate services, and administration. In 2010, the Company entered into an amended and restated lease agreement for the Stamford headquarters facility that provides for a term of fifteen years. The amended lease also grants the Company three options to renew the lease at fair market value for five years each, an option to purchase the facility at fair market value, and a $25.0 million tenant improvement allowance provided by the landlord to renovate the three buildings comprising the facility. The renovation work commenced in 2011 and to date the renovation of two buildings has been completed. Renovation on the third building is expected to be completed in March 2013.

Our Ft. Myers operations are located in 120,000 square feet of leased office space in one building for which the lease will expire in 2026. Our Egham location has approximately 72,000 square feet of leased office space in two buildings for which the leases expire in 2020 and 2025, respectively. Our other domestic and international locations support our research, consulting, domestic and international sales efforts, and other functions.

We evaluate our space needs on a continuous basis as our business changes. While our existing facilities are adequate for our current and foreseeable needs, should additional space be necessary, we believe that it will be available at reasonable terms.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is listed on the New York Stock Exchange under the symbol IT. As of January 31, 2013, there were 2,184 holders of record of our Common Stock. Our 2013 Annual Meeting of Stockholders will be held on May 30, 2013 at the Company’s corporate headquarters in Stamford, Connecticut. We did not submit any matter to a vote of our stockholders during the fourth quarter of 2012.

The following table sets forth the high and low sale prices for our Common Stock as reported on the New York Stock Exchange for the periods indicated:

	2012		2011
	High	Low	High	Low
Quarter ended March 31	$43.19	$34.39	$41.68	$33.11
Quarter ended June 30	44.97	39.50	43.39	35.79
Quarter ended September 30	51.45	42.49	41.87	31.98
Quarter ended December 31	48.65	42.81	41.09	32.24

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

SHARE REPURCHASES

The Company has a $500.0 million share repurchase program, of which $210.2 million remained available for repurchases as of December 31, 2012. Repurchases may be made from time-to-time through open market purchases, private transactions, tender offers or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s shared-based compensation awards. Repurchases will be funded from cash flow from operations or borrowings.

The following table provides detail related to repurchases of our Common Stock in the three months ended December 31, 2012 pursuant to our share repurchase program and pursuant to the settlement of share-based compensation awards:

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (#)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($000’s)
October	205	$46.41	205
November	475,282	46.03	475,282
December	2,658	45.63	2,658
Total (1)	478,145	$46.02	478,145	$210,200

(1)	For the year ended December 31, 2012, the Company repurchased 2,738,238 shares for a total cost of $111.3 million.
12

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

(In thousands, except per share data)	2012	2011	2010	2009	2008
STATEMENT OF OPERATIONS DATA:
Revenues:
Research	$1,137,147	$1,012,062	$865,000	$752,505	$781,581
Consulting	304,893	308,047	302,117	286,847	347,404
Events	173,768	148,479	121,337	100,448	150,080
Total revenues	1,615,808	1,468,588	1,288,454	1,139,800	1,279,065
Operating income	245,707	214,062	149,265	134,477	164,368
Income from continuing operations	165,903	136,902	96,285	82,964	97,148
Income from discontinued operations	—	—	—	—	6,723
Net income	$165,903	$136,902	$96,285	$82,964	$103,871

PER SHARE DATA:
Basic:
Income from continuing operations	$1.78	$1.43	$1.01	$0.88	$1.02
Income from discontinued operations	—	—	—	—	0.07
Income per share	$1.78	$1.43	$1.01	$0.88	$1.09

Diluted:
Income from continuing operations	$1.73	$1.39	$0.96	$0.85	$0.98
Income from discontinued operations	—	—	—	—	0.07
Income per share	$1.73	$1.39	$0.96	$0.85	$1.05
Weighted average shares outstanding
Basic	93,444	96,019	95,747	94,658	95,246
Diluted	95,842	98,846	99,834	97,549	99,028
OTHER DATA:
Cash and cash equivalents	$299,852	$142,739	$120,181	$116,574	$140,929
Total assets	1,621,277	1,379,872	1,285,658	1,215,279	1,093,065
Long-term debt	115,000	150,000	180,000	124,000	238,500
Stockholders’ equity (deficit)	306,673	181,784	187,056	112,535	(21,316)
Cash flow from operations	279,814	255,566	205,499	161,937	184,350

The following items impact the comparability and presentation of our consolidated data:

•	In 2012 we acquired Ideas International, Inc. and recognized $2.4 million in pre-tax acquisition and integration charges (see Note 2 — Acquisitions in the Notes to the Consolidated Financial Statements). In addition, in 2009 we acquired AMR Research, Inc. and Burton Group, Inc., and in 2010 and 2009 we recognized $7.9 million and $2.9 million in pre-tax acquisition charges. The results of these businesses, which were not material, were included beginning on their respective acquisition dates.

•	In 2012 we repurchased 2.7 million of our common shares under our share repurchase program at a total cost of $111.3 million. We also repurchased 5.9 million, 3.9 million, 0.3 million, and 9.7 million of our common shares in 2011, 2010, 2009, and 2008, respectively (see Note 7 — Stockholders’ Equity in the Notes to the Consolidated Financial Statements).

•	In 2010 we refinanced our debt (see Note 5 — Debt in the Notes to the Consolidated Financial Statements). In conjunction with the refinancing, we recorded $3.7 million in incremental pre-tax charges in that year related to the termination of the previous credit arrangement.

•	In 2008 we sold our Vision Events business, which had been part of our Events segment. Accordingly, the results of operations of this business and the related gain on sale were reported as a discontinued operation.
13

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

In 2012 we acquired Ideas International Limited (“Ideas International”), a publicly-owned Australian corporation (see Note 2 — Acquisition in the Notes to the Consolidated Financial Statements for additional information). Ideas International’s business operations have been integrated into the Company’s Research segment, and its operating results and business measurements are included in the Company’s consolidated and segment results beginning on the date of acquisition. The impact of the acquisition was not material.

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
14

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

EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION

We have executed a consistent growth strategy since 2005 to drive double-digit annual revenue and earnings growth. The fundamentals of our strategy include a focus on creating extraordinary research content, delivering innovative and highly differentiated product offerings, building a strong sales capability, providing world class client service with a focus on client engagement and retention, and continuously improving our operational effectiveness.

We had total revenues of $1,615.8 million in 2012, an increase of 10% over 2011 while diluted earnings per share increased by $.34 per share, to $1.73. Excluding the impact of foreign currency, 2012 total revenues increased 12% over 2011.

Research revenues rose 12% year-over-year, to $1,137.1 million in 2012, and the contribution margin increased 1 point, to 68%. At December 31, 2012, Research contract value was $1,262.9 million, an increase of 14% over December 31, 2011 adjusted for the impact of foreign exchange. Client retention was 83% and wallet retention was 99% at December 31, 2012.

Consulting revenues in 2012 decreased 1% compared to 2011, while the gross contribution margin was 36%. Consultant utilization was 67% for 2012 compared to 65% in 2011, and we had 503 billable consultants at December 31, 2012 compared to 481 at year-end 2011. Backlog increased 2% year-over-year, to $102.7 million at December 31, 2012.

Events revenues increased 17% year-over-year, to $173.8 million, while the segment contribution margin was 46%. We held 62 events in 2012 compared to 60 in 2011, with an increase in overall attendance of 8%, to 46,307.

For a more detailed discussion of our results, see the Segment Results section below.

Cash flow from our operating activities increased 9% in 2012 compared to 2011, to $279.8 million. We continued to focus on maximizing shareholder value in 2012, and we repurchased 2.7 million of our common shares outstanding during the year. We ended 2012 with almost $300.0 million in cash and cash equivalents. In addition to our record year-end cash balance, as of year-end 2012 we also had almost $347.0 million of borrowing capacity on our $400.0 million revolving credit facility. We believe that we have adequate liquidity to meet our currently anticipated needs.

The Company’s 2010 Credit Agreement expires in December 2015. The Company is currently exploring refinancing options to take advantage of favorable market conditions.

FLUCTUATIONS IN QUARTERLY RESULTS

Our quarterly and annual revenue, operating income, and cash flow fluctuate as a result of many factors, including: the timing of our Symposium/ITxpo series, which are normally held during the fourth calendar quarter, as well as other events; the timing and amount of new business generated; the mix between domestic and international business; changes in market demand for our products and services; changes in foreign currency rates; the timing of the development, introduction and marketing of our new products and services; competition in the industry; general economic conditions; and other factors which are beyond our control. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results and cash flows.

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

The following table provides our total fees receivable and the related allowance for losses (in thousands):

	December 31,
	2012	2011

Total fees receivable	$470,368	$428,293
Allowance for losses	(6,400)	(7,260)
Fees receivable, net	$463,968	$421,033
16

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

The annual assessment of the recoverability of recorded goodwill can be based on either a qualitative or qualitative assessment or a combination of the two. Both methods require the use of estimates which in turn contain judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of the resulting estimates are subject to uncertainty. In 2012, we completed the required annual goodwill impairment test utilizing a qualitative approach. Based on this assessment, the Company believes the fair values of the Company’s reporting units continue to substantially exceed their respective carrying amounts. See Note 1 — Business and Significant Accounting Policies in the Notes to the Consolidated Financial Statements for additional discussion.

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

Accounting for stock-based compensation — The Company accounts for stock-based compensation in accordance with FASB ASC Topics 505 and 718, as interpreted by SEC Staff Accounting Bulletins No. 107 (“SAB No. 107”) and No. 110 (“SAB No. 110”). The Company recognizes stock-based compensation expense, which is based on the fair value of the award on the date of grant, over the related service period, net of estimated forfeitures (see Note 8 — Stock-Based Compensation in the Notes to the Consolidated Financial Statements for additional information regarding stock-based compensation).

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

RESULTS OF OPERATIONS

Consolidated Results

The following tables summarize the changes in selected line items in our Consolidated Statements of Operation for the three years ended December 31, 2012 (dollars in thousands):

	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011	Increase (Decrease) $	Increase (Decrease) %
Total revenues	$1,615,808	$1,468,588	$147,220	10%
Costs and expenses:
Cost of services & product development	659,067	608,755	(50,312)	(8)%
Selling, general and administrative	678,843	613,707	(65,136)	(11)%
Depreciation	25,369	25,539	170	1%
Amortization of intangibles	4,402	6,525	2,123	33%
Acquisition & integration charges	2,420	—	(2,420)	(100)%
Operating income	245,707	214,062	31,645	15%
Interest expense, net	(8,859)	(9,967)	1,108	11%
Other expense, net	(1,252)	(1,911)	659	34%
Provision for income taxes	(69,693)	(65,282)	(4,411)	(7)%
Net income	$165,903	$136,902	$29,001	21%

	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010	Increase (Decrease) $	Increase (Decrease) %
Total revenues	$1,468,588	$1,288,454	$180,134	14%
Costs and expenses:
Cost of services & product development	608,755	552,238	(56,517)	(10)%
Selling, general and administrative	613,707	543,174	(70,533)	(13)%
Depreciation	25,539	25,349	(190)	(1)%
Amortization of intangibles	6,525	10,525	4,000	38%
Acquisition & integration charges	—	7,903	7,903	100%
Operating income	214,062	149,265	64,797	43%
Interest expense, net	(9,967)	(15,616)	5,649	36%
Other (expense) income, net	(1,911)	436	(2,347)	>(100)%
Provision for income taxes	(65,282)	(37,800)	(27,482)	(73)%
Net income	$136,902	$96,285	$40,617	42%

2012 VERSUS 2011

TOTAL REVENUES for the twelve months ended December 31, 2012 increased $147.2 million, or 10%, compared to the twelve months ended December 31, 2011. Total revenues increased 12% excluding the unfavorable impact of foreign currency. Revenues increased by double-digits in both our Research and Events segments but declined slightly in Consulting. Revenues increased across all of our geographic regions, with a double-digit increase in Research revenues in every region.

An overview of our revenues by geographic region follows:

•	Revenues from sales to United States and Canadian clients increased 10%, to $947.1 million in 2012 from $861.5 million in 2011.

•	Revenues from sales to clients in Europe, the Middle East and Africa increased to $458.6 million in 2012 from $437.2 million in 2011, a 5% increase.

•	Revenues from sales to clients in our Other International region increased to $210.1 million in 2012 from $169.9 million in 2011, a 24% increase.
18

An overview of our revenues by segment follows:

•	Research revenues increased 12% in 2012, to $1,137.1 million compared to $1,012.1 million in 2011, and comprised 70% and 69% of our total revenues in 2012 and 2011, respectively.

•	Consulting revenues decreased 1% in 2012, to $304.9 million compared to $308.0 million in 2011, and comprised 19% and 21% of our total revenues in 2012 and 2011, respectively.

•	Events revenues increased 17% in 2012, to $173.8 million compared to $148.5 million in 2011, and comprised 11% of total revenues in 2012 and 10% in 2011.

Please refer to the section of this MD&A below entitled “Segment Results” for a further discussion of revenues and results by segment.

COST OF SERVICES AND PRODUCT DEVELOPMENT (“COS”) expense increased 8% in 2012, or $50.3 million, to $659.1 million compared to $608.8 million in 2011. The increase was primarily due to higher payroll and related benefits costs from additional headcount as we continued to invest to support the growth in our business, and to a lesser extent, merit salary increases. We also had higher conference costs and related travel expenses due to an increase in the number of events, as well as additional attendees and exhibitors at our events. These additional costs were partially offset by the favorable impact of foreign currency. COS as a percentage of revenues was 41% for both periods.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) expense increased by $65.1 million in 2012, or 11%, to $678.8 million compared to $613.7 million in 2011. The increase was primarily due to higher payroll and related benefits costs, which was partially offset by favorable foreign currency impact. The higher payroll and benefit cost was primarily driven by our investment in additional headcount, and to a lesser extent, higher sales commissions and merit salary increases. The increased headcount includes additional quota-bearing sales associates, which increased to 1,417 at December 31, 2012, a 12% increase over the prior year-end.

DEPRECIATION expense decreased slightly year-over-year due to certain assets becoming fully depreciated which was only partially offset by the additional depreciation related to asset additions. Capital expenditures increased to $44.3 million in 2012 from $42.0 million in 2011, which includes $17.0 million and $9.5 million, respectively, of expenditures for the renovation of our Stamford headquarters facility. Up to $25.0 million of these expenditures are reimbursable by the facility landlord, and as of December 31, 2012, $22.0 million had been reimbursed.

AMORTIZATION OF INTANGIBLES decreased year-over-year due to certain intangibles becoming fully amortized, which was only partially offset by the additional amortization from the intangible assets recorded from the Ideas International acquisition in mid-2012.

ACQUISITION AND INTEGRATION CHARGES was $2.4 million in 2012 and zero in 2011. These charges related to the acquisition of Ideas International and included legal, consulting, severance, and other costs.

OPERATING INCOME increased $31.6 million year-over-year, or 15%, to $245.7 million in 2012 from $214.1 million in 2011. Operating income as a percentage of revenues was 15% for both periods. Although both Research and Events had higher segment contributions in 2012, these increases were partially offset by a lower contribution in Consulting, as well as higher SG&A expenses, as discussed above.

INTEREST EXPENSE, NET declined by 11% in 2012 when compared to 2011. The decline was primarily due to a lower average amount of debt outstanding, which declined to $207.0 million in 2012 from $220.0 million in 2011, as well as lower amortization of capitalized debt refinancing costs.

OTHER EXPENSE, NET was $1.3 million in 2012 and $1.9 million in 2011. These expenses primarily consisted of net foreign currency exchange gains and losses.

PROVISION FOR INCOME TAXES was $69.7 million in 2012 compared to $65.3 million in 2011 and the effective tax rate was 29.6% for 2012 compared to 32.3% for 2011. The lower effective tax rate in 2012 was primarily attributable to the recognition of tax benefits in 2012 resulting from the settlement of tax audits, as well as benefits recorded in 2012 relating to the recognition of certain state tax credits.

During 2012, the Company closed the Internal Revenue Service (“IRS”) audit of its 2007 federal income tax return. The resolution of the audit did not have a material adverse effect on the consolidated financial position, cash flows, or results of operations of the Company.

In 2011 the IRS commenced an audit of the Company’s federal income tax returns for the 2008 and 2009 tax years. The IRS has proposed adjustments for both 2008 and 2009 and the Company expects to settle the audit in early 2013. Although the audit has not been fully resolved, the Company believes that the ultimate disposition will not have a material adverse effect on its consolidated financial position, cash flows, or results of operations.

The American Taxpayer Relief Act of 2012 (the “Tax Act”) was enacted in January of 2013 and contains beneficial tax provisions for the Company which apply retroactively to 2012. However, since the Tax Act was passed in 2013, approximately $1.5 million of tax benefits relating to its retroactive application will be recorded by the Company in the first quarter of 2013.

NET INCOME was $165.9 million in 2012 and $136.9 million in 2011, an increase of $29.0 million, or 21%, primarily due to a higher operating income, which was partially offset by $4.4 million in higher income tax charges. Although the year-over-year effective tax rate declined, pre-tax income increased substantially, resulting in the higher dollar amount of tax charges. Both basic and diluted earnings per share increased 24% year-over-year due to the higher net income and to a lesser extent a lower number of weighted-average shares outstanding.

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

COST OF SERVICES AND PRODUCT DEVELOPMENT (“COS”) expense increased 10% in 2011, or $56.5 million, to $608.8 million compared to $552.2 million in 2010. Approximately half of the increase was due to higher payroll and related benefits costs resulting from our investment in additional headcount and merit salary increases. The rest of the increase was primarily due to the negative impact of foreign currency translation, as well as incremental expenses and additional investment in the Events business. COS as a percentage of revenues improved by 2 points year-over-year, primarily driven by higher research revenues and the operating leverage inherent in our Research business.

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

DEPRECIATION expense increased slightly year-over-year. Capital spending increased to $42.0 million in 2011 from $21.7 million in 2010. The $42.0 million of capital expenditures in 2011 included $9.5 million of expenditures related to the renovation of our Stamford headquarters facility, of which $9.0 million was reimbursed by our landlord in 2011.

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

The following sections present the results of our three business segments:

Research

	2012 vs. 2011				2011 vs. 2010
	As Of And For The Twelve Months Ended December 31, 2012	As Of And For the Twelve Months Ended December 31, 2011	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Twelve Months Ended December 31, 2011	As Of And For the Twelve Months Ended December 31, 2010	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$1,137,147	$1,012,062	$125,085	12%	$1,012,062	$865,000	$147,062	17%
Gross contribution (1)	$774,342	$682,136	$92,206	14%	$682,136	$564,527	$117,609	21%
Gross contribution margin	68%	67%	1 point	—	67%	65%	2 points	—
Business Measurements:
Contract value (1)	$1,262,865	$1,115,801	$147,064	13%	$1,115,801	$977,710	$138,091	14%
Client retention	83%	82%	1 point	—	82%	83%	(1) point	—
Wallet retention	99%	99%	—	—	99%	98%	1 point	—

(1)	Dollars in thousands.

2012 VERSUS 2011

Research segment revenues increased 12% in 2012 compared to 2011 but excluding the unfavorable effect of foreign currency translation, Research segment revenues increased 14%. The segment gross contribution margin increased by 1 point, driven by higher revenues and the operating leverage in this business. Contribution margin improved in spite of a 10% increase in segment headcount as we continue to invest for future growth.

Research contract value increased 13% in 2012, to $1,262.9 million, but increased 14% year-over-year excluding the unfavorable impact of foreign currency translation. We had double-digit contract value growth across all of our Research product lines and client sizes, and almost every industry group. The number of research client organizations we serve increased by 7% in 2012, to 13,305, and has increased 27% since 2009. We attribute the increase in contract value and the number of client organizations we serve to our extraordinary research content, our continuing focus on sales effectiveness, and the expansion in the number of our quota-bearing sales associates. Both client retention and wallet retention remained strong during 2012 at 83% and 99%, respectively.

2011 VERSUS 2010

Research segment revenues increased 17% in 2011 compared to 2010 and reached the one billion dollar level for the first time. Excluding the favorable effect of foreign currency translation, Research segment revenues increased 14%. The segment gross contribution margin increased by 2 points, to 67%, as higher segment revenues and the operating leverage in this business resulted in a higher segment contribution. Research contract value increased 14% in 2011, to $1,115.8 million. Foreign currency translation had an immaterial impact year-over-year on contract value. We had double-digit contract value growth in most of our Research product lines, client sizes, and industry groups. Client retention and wallet retention remained strong at 82% and 99%, respectively.

Consulting

	2012 vs. 2011				2011 vs. 2010
	As Of And For The Twelve Months Ended December 31, 2012	As Of And For the Twelve Months Ended December 31, 2011	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Twelve Months Ended December 31, 2011	As Of And For the Twelve Months Ended December 31, 2010	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$304,893	$308,047	$(3,154)	(1)%	$308,047	$302,117	$5,930	2%
Gross contribution (1)	$109,253	$114,838	$(5,585)	(5)%	$114,838	$121,885	$(7,047)	(6)%
Gross contribution margin	36%	37%	(1) point	—	37%	40%	(3) points	—
Business Measurements:
Backlog (1)	$102,718	$100,564	$2,154	2%	$100,564	$100,839	$(275)	—
Billable headcount	503	481	22	5%	481	473	8	2%
Consultant utilization	67%	65%	2 points	—	65%	68%	(3) points	—
Average annualized revenue per billable headcount (1)	$430	$424	$6	1%	$424	$424	$—	—

(1)	Dollars in thousands.

2012 VERSUS 2011

Consulting revenues decreased 1% year-over-year due to lower revenues in our contract optimization business. Contract optimization revenues, which can fluctuate from period to period, currently represent about 10% of total Consulting segment revenues and have been declining over time as a percentage of overall segment revenue. The decrease in contract optimization revenue was substantially offset by higher core consulting revenues, which increased 5% year-over-year, driven by additional demand and increased headcount. Strategic advisory (“SAS”) revenues were flat year-over-year, in accordance with our segment plan. Excluding the unfavorable impact of foreign currency translation, revenues increased 1% year-over-year. The gross contribution margin declined by 1 point due to the lower revenues in our contract optimization business, which has a higher contribution margin than core consulting or SAS. Backlog increased 2% year-over-year, to $102.7 million at December 31, 2012.

2011 VERSUS 2010

Consulting revenues increased 2% year-over-year primarily due to higher revenues in core consulting. Excluding the favorable impact of foreign currency translation, revenues were down slightly. The gross contribution margin declined by 3 points, due to lower utilization in core consulting and higher payroll and benefit costs resulting from merit salary increases and the full year impact in 2011 from the additional headcount we added in the fourth quarter of 2010. Backlog was down slightly year-over-year, to $100.6 million at December 31, 2011.

Events

	2012 vs. 2011				2011 vs. 2010
	As Of And For The Twelve Months Ended December 31, 2012	As Of And For the Twelve Months Ended December 31, 2011	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Twelve Months Ended December 31, 2011	As Of And For the Twelve Months Ended December 31, 2010	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$173,768	$148,479	$25,289	17%	$148,479	$121,337	$27,142	22%
Gross contribution (1)	$80,119	$66,265	$13,854	21%	$66,265	$55,884	$10,381	19%
Gross contribution margin	46%	45%	1 point	—	45%	46%	(1) point	—
Business Measurements:
Number of events	62	60	2	3%	60	56	4	7%
Number of attendees	46,307	42,748	3,559	8%	42,748	37,219	5,529	15%

(1)	Dollars in thousands.
22

2012 VERSUS 2011

Events revenues increased 17% year-over-year, or $25.3 million, but excluding the unfavorable impact of foreign currency translation, revenues increased 20% year-over-year. We held 62 events in 2012 compared to 60 in 2011. The 62 events held in 2012 consisted of 57 ongoing events and 5 new event launches, with 3 events held in prior years discontinued, while the overall number of attendees and exhibitors increased 8% and 20%, respectively. Average revenue per attendee rose 3% and average revenue per exhibitor increased 1%. Both the additional revenue and the higher contribution margin in 2012 were primarily due to the significantly higher exhibitor volume at our ongoing events.

2011 VERSUS 2010

Events revenues increased 22% year-over-year, or $27.1 million. Excluding the favorable impact of foreign currency translation, revenues increased 21%. We held 60 events in 2011, which consisted of 53 ongoing events and 7 new event launches, compared to 56 events in 2010. We discontinued 3 events in 2011 that had been held in prior years. The additional revenue we earned in 2011 was attributable to significantly higher revenue at our ongoing events, with double-digit increases in the number of attendees and exhibitors. Average revenue per attendee rose 2% and average revenue per exhibitor increased 5%. For full year 2011, gross contribution margin decreased 1 point, primarily due to incremental expenses and additional investment in the business to strengthen the portfolio and provide a foundation for future growth.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations primarily through cash generated from our operating activities. For 2012, we had operating cash flow of $279.8 million, which was the highest in the Company’s history and an increase of 9% over 2011. Our operating cash flow has been continuously enhanced by the leverage characteristics of our subscription-based business model as well as our focus on operational efficiencies. Revenues in our Research segment, which increased 12% in 2012 compared to 2011, constituted 70% and 69% of our total revenues in 2012 and 2011, respectively. Our Research contracts generally renew annually and typically are paid in advance, and combined with a strong customer retention rate and high incremental margins, has generally resulted in strong growth in operating cash flow each year. Our cash flow generation has also been enhanced by our continuing efforts to improve the operating efficiencies of our businesses as well as the effective management of our working capital as we increase our sales volume.

In addition to the strong increase in our operating cash flows, we also had almost $300.0 million of cash and cash equivalents at year-end 2012, which was the highest cash balance in the Company’s history, and $347.0 million of available borrowing capacity under our revolving credit facility at year-end 2012. We believe that our strong operating cash flow, as well as our existing cash balances and our available borrowing capacity, provide us with adequate liquidity to meet our currently anticipated needs.

The Company’s 2010 Credit Agreement expires in December 2015. The Company is currently exploring refinancing options to take advantage of favorable market conditions.

Our cash and cash equivalents are held in numerous locations throughout the world. At December 31, 2012, approximately $167.0 million of our cash was held outside the U.S. Approximately half of the amount of cash held overseas represents unremitted earnings of our non-U.S subsidiaries. Under U.S. accounting rules, no provision for U.S. federal and local taxes is required for these unremitted overseas earnings if the Company intends to reinvest such funds overseas. Our current plans do not demonstrate a need to repatriate these undistributed earnings to fund our U.S. operations or otherwise satisfy the liquidity needs of our U.S operations, and as a result we intend to reinvest these earnings in our non-U.S. operations, except in instances in which the repatriation of these earnings would result in minimal additional tax. As a result, no provision for U.S. federal and state income taxes has been recorded for these unremitted earnings. However, should our liquidity needs change or we decide to repatriate some or all of these unremitted earnings, we may be required to accrue for U.S. taxes as a result, and these charges could be material and would be recorded in future periods.

Changes in cash and cash equivalents

The following disclosure summarizes and explains the changes in our cash and cash equivalents for the three years ending December 31, 2012 (in thousands):

	2012 vs. 2011			2011 vs. 2010
	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011	Increase (Decrease)	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010	Increase (Decrease)
Cash provided by operating activities	$279,813	$255,566	$24,247	$255,566	$205,499	$50,067
Cash used for investing activities	(54,673)	(41,954)	(12,719)	(41,954)	(33,845)	(8,109)
Cash used in financing activities	(72,570)	(186,559)	113,989	(186,559)	(171,556)	(15,003)
Net increase	152,570	27,053	125,517	27,053	98	26,955
Effects of exchange rates	4,543	(4,495)	9,038	(4,495)	3,509	(8,004)
Beginning cash and cash equivalents	142,739	120,181	22,558	120,181	116,574	3,607
Ending cash and cash equivalents	$299,852	$142,739	$157,113	$142,739	$120,181	$22,558

2012 VERSUS 2011

Operating

Operating cash flow increased by 9%, or $24.2 million, in 2012 compared to 2011, which was primarily due to higher net income. We also had lower cash payments for interest on our debt and other items, as well as higher cash reimbursements related to the renovation of our Stamford headquarters facility. These increased cash flows were partially offset by higher cash payments for income taxes during 2012.

Investing

Cash used for investing purposes was $54.7 million in 2012, an increase in cash used of $12.7 million compared to 2011, due to $10.3 million of cash used for the acquisition of Ideas International and higher capital expenditures.

Capital expenditures were $44.3 million in 2012 compared to $42.0 million in 2011, which included $17.0 million and $9.5 million, respectively, which we paid for the renovation of our Stamford headquarters facility. Up to $25.0 million of these expenditures are reimbursable by the facility landlord, and $13.0 million was reimbursed in 2012 and $9.0 million in 2011. The reimbursements are included in operating cash flows.

Financing

We used $114.0 million less cash in our financing activities in 2012 compared to 2011, primarily due to a lower number of shares repurchased. Cash used for share repurchases was $111.3 million in 2012 compared to $212.0 million in 2011, with 2.7 million and 5.9 million of shares repurchased, respectively. Cash used also declined due to net debt activity, as we borrowed an additional $5.0 million in 2012 compared to $20.1 million of debt repayments in 2011.

2011 VERSUS 2010

Operating

Operating cash flow increased by 24%, or $50.1 million in 2011 compared to 2010. The increase was primarily due to $40.6 million in higher net income and lower cash payments for acquisition costs, severance, and other costs. We also received $9.0 million in landlord cash reimbursements for capital expenditures on the renovation of our Stamford headquarters facility. These increased cash flows were partially offset by higher cash bonus and commission payments we paid in 2011 due to our stronger financial performance.

Investing

We used $8.1 million of additional cash in our investing activities in 2011 compared to 2010, due to higher capital expenditures. Capital expenditures were $42.0 million in 2011 compared to $21.7 million in 2010. We also made $12.2 million in payments related to the acquisition of Burton Group in early 2010, which we acquired in December 2009. The $42.0 million of capital expenditures in the 2011 period included $9.5 million we paid for the renovation of our Stamford headquarters facility, which is fully reimbursable by the landlord. The Company received reimbursement of $9.0 million of this amount in 2011.

Financing

We used an additional $15.0 million of cash in our financing activities in 2011 compared to 2010, primarily due to additional share repurchases. During 2011, we used $212.0 million for share repurchases, compared to $99.8 million in 2010. The increase in cash used for share repurchases in 2011 was substantially offset by lower debt repayments in 2011 compared to 2010. On a net basis, we repaid $99.8 million of debt in 2010 and we paid $4.8 million in fees related to our refinancing, compared to $20.1 million of debt repayments in 2011.

OBLIGATIONS AND COMMITMENTS

At December 31, 2012, we had $200.0 million outstanding under our 2010 Credit Agreement which provides for a five-year, $200.0 million term loan and a $400.0 million revolving credit facility. The 2010 Credit Agreement contains an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, by up to an additional $150.0 million in the aggregate. The term loan will be repaid in 19 consecutive quarterly installments with the final payment due in December 2015, and may be prepaid at any time without penalty or premium at the Company’s option. The revolving credit facility may be used for loans, and up to $40.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until December 2015, at which time all amounts borrowed must be repaid. See Note 5 — Debt in the Notes to the Consolidated Financial Statements for additional information regarding the 2010 Credit Agreement.

Cash Commitments

The Company has certain contractual commitments that require future payment. The following table presents the Company’s contractual cash commitments due after December 31, 2012 (in thousands):

	Due In	Due In	Due In	Due In
Commitment Description:	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years	Total
Debt – principal and interest (1)	$47,100	$168,900	$300	$5,300	$221,600
Operating leases (2)	37,820	53,9550	24,590	75,055	191,420
Deferred compensation arrangement (3)	2,730	5,185	3,160	20,240	31,315
Tax liabilities (4)	2,225	—	—	—	2,225
Other (5)	16,500	13,900	1,790	—	32,190
Totals	$106,375	$241,940	$29,840	$100,595	$478,750

(1)	Includes both the term and revolver principal amounts borrowed under the Company’s 2010 Credit Agreement, which matures in December 2015(see Note 5 — Debt in the Notes to the Consolidated Financial Statements for additional information), as well as estimated interest payments. Amounts borrowed under the term loan arrangement have been classified in the table based on the scheduled repayment dates, while revolver borrowings are classified in the Due In 2-3 Years category since the amounts are not contractually due until December 2015. Also included is the $5.0 million the Company borrowed in December 2012 under a State of Connecticut economic development program which has a 10 year maturity and is included in the Due In More Than 5 Years category.

Interest payments on amounts outstanding under the 2010 Credit Facility are based on a floating rate. However, the Company has a $200.0 million notional interest rate swap that converts the variable interest payments on the debt to a 2.26% fixed rate on the first $200.0 million of borrowings. As a result, in order to calculate an estimate for the future interest payments, the Company has used a rate of 3.76%, which includes the swap rate of 2.26% plus a loan margin of 1.50%, for the 2010 Credit Facility.

(2)	The Company leases various facilities, furniture, autos, and computer equipment. These leases expire between 2013 and 2027 (see Note 1 — Business and Significant Accounting Policies in the Notes to the Consolidated Financial Statements for additional information).

(3)	Represents the Company’s liability to participants in its supplemental deferred compensation arrangement (see Note 13 — Employee Benefits in the Notes to the Consolidated Financial Statements for additional information). Amounts payable to active employees whose payment date is unknown have been included in the Due In More Than 5 Years category since the Company cannot determine when the amounts will be paid.

(4)	Includes interest and penalties. In addition to the $2.2 million tax liability, $16.5 million of unrecognized tax benefits have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table, the Company has also recorded a liability for potential interest and penalties of $3.4 million.

(5)	Includes contractual commitments for software, building maintenance, and telecom services.

QUARTERLY FINANCIAL DATA

The following tables present our quarterly operating results for the two year period ended December 31, 2012:

2012 (In thousands, except per share data)	First	Second	Third	Fourth
Revenues	$369,171	$397,482	$374,406	$474,749
Operating income	53,556	62,722	49,768	79,661
Net income	34,221	41,484	31,375	58,823
Net income per share: (1)
Basic	$0.37	$0.44	$0.34	$0.63
Diluted	$0.36	$0.43	$0.33	$0.61

2011 (In thousands, except per share data)	First	Second	Third	Fourth
Revenues	$329,567	$365,543	$345,784	$427,694
Operating income	45,781	51,568	47,250	69,463
Net income	29,191	32,223	30,464	45,024
Net income per share: (1)
Basic	$0.30	$0.33	$0.32	$0.48
Diluted	$0.29	$0.32	$0.31	$0.46

(1)	The aggregate of the four quarters’ basic and diluted earnings per common share may not equal the reported full calendar year amounts due to the effects of share repurchases, dilutive equity compensation, and rounding.

RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB has issued new accounting rules which have not yet become effective. These new rules are described below, together with our assessment of the potential impact they may have on our financial statements and related disclosures in future periods:

Other Comprehensive Income Reclassifications. In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard requires that public companies present information about reclassification adjustments from accumulated other comprehensive income in their financial statements in a single note or on the face of the financial statements. Public companies will also have to provide this information in both their annual and interim financial statements. The new requirements will take effect for Gartner beginning January 1, 2013 and will be applied prospectively. While the Company has not completed its analysis of the new standard, it believes the new rule may result in additional disclosures and changes to the presentation of the Statement of Comprehensive Income.

Balance Sheet Offsetting. In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The new guidance requires disclosures about assets and liabilities that are offset or have the potential to be offset under U.S. GAAP rules. The new disclosure requirements mandate that entities disclose both gross and net information about financial instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. These disclosures are intended to address differences in the asset and liability offsetting requirements under U.S. GAAP and International Financial Reporting Standards. This new guidance will be effective for Gartner for interim and annual reporting periods beginning January 1, 2013, with retrospective application required. While the adoption of this new guidance may result in additional disclosures, we do not expect it to have an impact on the Company’s Consolidated Balance Sheets.

The FASB also continues to work on a number of significant accounting rules which may impact the Company’s accounting and disclosures in future periods. Since these rules have not yet been issued, the effective dates and potential impact are unknown.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

We have exposure to changes in interest rates arising from borrowings under our 2010 Credit Agreement. At December 31, 2012, we had $150.0 million outstanding under the term loan and $50.0 million outstanding under the revolver. Borrowings under this facility are floating rate, which may be either prime-based or Eurodollar-based. The rate paid for these borrowings includes a base floating rate plus a margin between 0.50% and 1.25% on prime borrowings and between 1.50% and 2.25% on Eurodollar-based borrowings.

We have an interest rate swap contract which effectively converts the floating base rate on the first $200.0 million of our borrowings to a 2.26% fixed rate. The Company only hedges the base interest rate risk on the first $200.0 million of its outstanding borrowings. Accordingly, we are exposed to interest rate risk on borrowings in excess of $200.0 million. A 25 basis point increase or decrease in interest rates could change pre-tax annual interest expense on the additional revolver borrowing capacity under the 2010 Credit Agreement (not including the expansion feature) by approximately $0.9 million.

FOREIGN CURRENCY RISK

Approximately 46% of our revenues for both the fiscal years ended December 31, 2012 and 2011 were derived from sales outside of the U.S. As a result, we conduct business in numerous currencies other than the U.S dollar. Among the major foreign currencies in which we conduct business are the Eurodollar, the British Pound, the Japanese Yen, the Australian dollar, and the Canadian dollar. Our foreign currency exposure results in both translation risk and transaction risk:

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

A measure of the potential impact of foreign currency translation on our Condensed Consolidated Balance Sheets can be determined through a sensitivity analysis of our cash and cash equivalents. At December 31, 2012, we had almost $300.0 million of cash and cash equivalents, with approximately half denominated in foreign currencies. If the foreign exchange rates of the major currencies in which we operate changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on December 31, 2012 would have increased or decreased by approximately $12.0 million.

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

TRANSACTION RISK

We also have foreign exchange transaction risk since foreign subsidiaries typically enter into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency in which the foreign subsidiary operates. We may enter into foreign currency forward exchange contracts to mitigate the effects of foreign currency transaction risk. These contracts are normally short term in duration and unrealized and realized gains and losses are recognized in current period earnings. At December 31, 2012, we had 68 outstanding foreign currency forward contracts with a total notional amount of $76.1 million and an immaterial net unrealized gain. All of these contracts matured by the end of January 2013.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for 2012, 2011, and 2010, together with the reports of KPMG LLP, our independent registered public accounting firm, are included herein in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Management conducted an evaluation, as of December 31, 2012, of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed or submitted under the Act.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of the Board of Directors.

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2012, Gartner’s internal control over financial reporting was effective.

The effectiveness of management’s internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K in Part IV, Item 15.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item will be set forth under the captions “Proposal One: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Miscellaneous — Available Information” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2013. If the Proxy Statement is not filed with the SEC by April 30, 2013, such information will be included in an amendment to this Annual Report filed by April 30, 2013. See also Item 1. Business — Available Information.

ITEM 11. EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the caption “Executive Compensation” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2013. If the Proxy Statement is not filed with the SEC by April 30, 2013, such information will be included in an amendment to this Annual Report filed by April 30, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be furnished pursuant to this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed with the SEC by April 30, 2013. If the Proxy Statement is not filed with the SEC by April 30, 2013, such information will be included in an amendment to this Annual Report filed by April 30, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required to be furnished pursuant to this item will be set forth under the captions “Transactions With Related Persons” and “Corporate Governance — Director Independence” in the Company’s Proxy Statement to be filed with the SEC by April 30, 2013. If the Proxy Statement is not filed with the SEC by April 30, 2013, such information will be included in an amendment to this Annual Report filed by April 30, 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2013. If the Proxy Statement is not filed with the SEC by April 30, 2013, such information will be included in an amendment to this Annual Report filed by April 30, 2013.

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

3. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1(1)	Restated Certificate of Incorporation of the Company.

3.2(2)	Bylaws as amended through February 2, 2012.

4.1(1)	Form of Certificate for Common Stock as of June 2, 2005.

4.2(3)	Credit Agreement, dated as of December 22, 2010, among the Company, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as administrative agent.

10.1(4)	Lease dated April 16, 2010 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut.

10.2(4)	First Amendment to Lease dated April 16, 2010 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut.

10.4(5)+	2011 Employee Stock Purchase Plan.

10.6(6)+	2003 Long-Term Incentive Plan, as amended and restated on June 4, 2009.

10.7(7)+	Amended and Restated Employment Agreement between Eugene A. Hall and the Company dated as of April 13, 2011.

10.8(8)+	Company Deferred Compensation Plan, effective January 1, 2009.

10.9(9)+	Form of Stock Appreciation Right Agreement for executive officers.

10.10(9)+	Form of Performance Stock Unit Agreement for executive officers.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see Signature Page).

31.1*	Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this document.

+	Management compensation plan or arrangement.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 29, 2005 as filed on July 6, 2005.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 2, 2012 as filed on February 7, 2012.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed on February 15, 2011.

(4)	Incorporated by reference from the Company’s Quarterly Report on form 10-Q as filed on August 9, 2010.

(5)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) as filed on April 18, 2011.

(6)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) as filed on April 21, 2009.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed on August 2, 2011.

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed on February 20, 2009.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 12, 2013 as filed on February 13, 2013.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
GARTNER, INC.
CONSOLIDATED FINANCIAL STATEMENTS

All financial statement schedules have been omitted because the information required is not applicable or is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Gartner, Inc.:

We have audited the accompanying consolidated balance sheets of Gartner, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gartner, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(KPMG LLP LOGO)

/s/ KPMG LLP

New York, New York
February 22, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Gartner, Inc.:

We have audited Gartner, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gartner, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 22, 2013 expressed an unqualified opinion on those consolidated financial statements.

(KPMG LLP LOGO)

/s/ KPMG LLP

New York, New York
February 22, 2013

GARTNER, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$299,852	$142,739
Fees receivable, net of allowances of $6,400 and $7,260 respectively	463,968	421,033
Deferred commissions	87,933	78,492
Prepaid expenses and other current assets	75,713	63,521
Total current assets	927,466	705,785
Property, equipment and leasehold improvements, net	89,089	68,132
Goodwill	519,506	508,550
Intangible assets, net	11,821	7,060
Other assets	73,395	90,345
Total Assets	$1,621,277	$1,379,872
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$287,763	$259,490
Deferred revenues	692,237	611,647
Current portion of long-term debt	90,000	50,000
Total current liabilities	1,070,000	921,137
Long-term debt	115,000	150,000
Other liabilities	129,604	126,951
Total liabilities	1,314,604	1,198,088
Stockholders’ equity:
Preferred stock:
$.01 par value, authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
$.0005 par value, authorized 250,000,000 shares for both periods; 156,234,415 shares issued for both periods	78	78
Additional paid-in capital	679,871	646,815
Accumulated other comprehensive income, net	5,968	5,793
Accumulated earnings	908,482	742,579
Treasury stock, at cost, 62,873,100 and 62,891,251 common shares, respectively	(1,287,726)	(1,213,481)
Total stockholders’ equity	306,673	181,784
Total Liabilities and Stockholders’ Equity	$1,621,277	$1,379,872

See Notes to Consolidated Financial Statements.

GARTNER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Research	$1,137,147	$1,012,062	$865,000
Consulting	304,893	308,047	302,117
Events	173,768	148,479	121,337
Total revenues	1,615,808	1,468,588	1,288,454
Costs and expenses:
Cost of services and product development	659,067	608,755	552,238
Selling, general and administrative	678,843	613,707	543,174
Depreciation	25,369	25,539	25,349
Amortization of intangibles	4,402	6,525	10,525
Acquisition and integration charges	2,420	—	7,903
Total costs and expenses	1,370,101	1,254,526	1,139,189
Operating income	245,707	214,062	149,265
Interest income	1,046	1,249	1,156
Interest expense	(9,905)	(11,216)	(16,772)
Other (expense) income, net	(1,252)	(1,911)	436
Income before income taxes	235,596	202,184	134,085
Provision for income taxes	69,693	65,282	37,800
Net income	$165,903	$136,902	$96,285

Net income per share:
Basic	$1.78	$1.43	$1.01
Diluted	$1.73	$1.39	$0.96
Weighted average shares outstanding:
Basic	93,444	96,019	95,747
Diluted	95,842	98,846	99,834

See Notes to Consolidated Financial Statements.

GARTNER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Year Ended December 31,
	2012	2011	2010

Net income	$165,903	$136,902	$96,285
Other comprehensive income (loss)
Foreign currency translation adjustments	4,318	(4,454)	582
Interest rate swap hedge - deferred (loss) gain	(127)	(7,790)	6,243
Pension - deferred actuarial (loss) gain	(5,993)	283	(1,012)
Subtotal	(1,802)	(11,961)	5,813
Tax effect of comprehensive income (loss) items	1,977	3,116	(2,497)
Other comprehensive income (loss)	175	(8,845)	3,316
Comprehensive income	$166,078	$128,057	$99,601

See Notes to Consolidated Financial Statements.

GARTNER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income, Net	Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2009	$78	$590,864	$11,322	$509,392	$(999,121)	$112,535
Net income	—	—	—	96,285	—	96,285
Other comprehensive income	—	—	3,316	—	—	3,316
Issuances under stock plans	—	(30,254)	—	—	53,822	23,568
Stock compensation tax benefits	—	18,520	—	—	—	18,520
Common share repurchases	—	—	—	—	(99,820)	(99,820)
Stock compensation expense	—	32,652	—	—	—	32,652
Balance at December 31, 2010	$78	$611,782	$14,638	$605,677	$(1,045,119)	$187,056
Net income	—	—	—	136,902	—	136,902
Other comprehensive loss	—	—	(8,845)	—	—	(8,845)
Issuances under stock plans	—	(23,579)	—	—	43,624	20,045
Stock compensation tax benefits	—	25,778	—	—	—	25,778
Common share repurchases	—	—	—	—	(211,986)	(211,986)
Stock compensation expense	—	32,834	—	—	—	32,652
Balance at December 31, 2011	$78	$646,815	$5,793	$742,579	$(1,213,481)	$181,784
Net income	—	—	—	165,903	—	165,903
Other comprehensive income	—	—	175	—	—	175
Issuances under stock plans	—	(24,626)	—	—	37,059	12,433
Stock compensation tax benefits	—	21,304	—	—	—	21,304
Common share repurchases	—	—	—	—	(111,304)	(111,304)
Stock compensation expense	—	36,378	—	—	—	36,378
Balance at December 31, 2012	$78	$679,871	$5,968	$908,482	$(1,287,726)	$306,673

See Notes to Consolidated Financial Statements.

GARTNER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$165,903	$136,902	$96,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	29,771	32,064	35,874
Stock-based compensation expense	36,378	32,865	32,634
Excess tax benefits from employee stock-based compensation exercises	(21,304)	(25,572)	(18,364)
Deferred taxes	973	(965)	(2,609)
Amortization and write-off of debt issue costs	2,008	2,288	1,567
Changes in assets and liabilities:
Fees receivable, net	(38,617)	(58,887)	(48,177)
Deferred commissions	(8,871)	(6,928)	(2,184)
Prepaid expenses and other current assets	(10,604)	3,540	(376)
Other assets	15,113	4,397	(34,130)
Deferred revenues	71,645	91,765	85,336
Accounts payable, accrued, and other liabilities	37,418	44,097	59,643
Cash provided by operating activities	279,813	255,566	205,499
Investing activities:
Additions to property, equipment and leasehold improvements	(44,337)	(41,954)	(21,694)
Acquisitions (net of cash received)	(10,336)	—	(12,151)
Cash used in investing activities	(54,673)	(41,954)	(33,845)
Financing activities:
Proceeds from employee stock-based compensation plans and ESP Plan	12,430	20,011	23,527
Proceeds from borrowings	35,000	—	200,000
Payments on debt	(30,000)	(20,156)	(313,627)
Purchases of treasury stock	(111,304)	(211,986)	(99,820)
Excess tax benefits from employee stock-based compensation exercises	21,304	25,572	18,364
Cash used by financing activities	(72,570)	(186,559)	(171,556)
Net increase in cash and cash equivalents	152,570	27,053	98
Effects of exchange rates on cash and cash equivalents	4,543	(4,495)	3,509
Cash and cash equivalents, beginning of period	142,739	120,181	116,574
Cash and cash equivalents, end of period	$299,852	$142,739	$120,181

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,968	$13,312	$11,484
Income taxes, net of refunds received	$46,907	$24,126	$25,486

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

Basis of presentation. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270 for financial information and with the applicable instructions of U.S. Securities & Exchange Commission (“SEC”) Regulation S-X. The fiscal year of Gartner represents the twelve-month period from January 1 through December 31. All references to 2012, 2011, and 2010 herein refer to the fiscal year unless otherwise indicated.

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

Revenues. Revenue is recognized in accordance with U.S. GAAP and SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), and SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Revenues are only recognized once all required criteria for recognition have been met. The accompanying Consolidated Statements of Operations presents revenues net of any sales or value-added taxes that we collect from customers and remit to government authorities.

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

The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. Research contracts are non-cancelable and non-refundable, except for government contracts that may have cancellation or fiscal funding clauses, which historically have not produced material cancellations. It is our policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue, since the contract represents a legally enforceable claim.

Consulting

Consulting revenues, primarily derived from consulting, measurement and strategic advisory services (paid one-day analyst engagements), are principally generated from fixed fee or time and materials engagements. Revenues from fixed fee engagements are recognized on a proportional performance basis, while revenues from time and material engagements are recognized as work is delivered and/or services are provided. Revenues related to contract optimization engagements are contingent in nature and are only recognized upon satisfaction of all conditions related to their payment. Unbilled fees receivable associated with consulting engagements were $34.0 million at December 31, 2012 and $29.2 million at December 31, 2011.

Events

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

Allowance for losses. The Company maintains an allowance for losses which is composed of a bad debt allowance and a sales reserve. Provisions are charged against earnings, either as a reduction in revenues or as an increase to expense. The amount of the allowance for losses is based on historical loss experience, aging of outstanding receivables, our assessment of current economic conditions and the financial health of specific clients.

Cost of services and product development (“COS”). COS expense includes the direct costs incurred in the creation and delivery of our products and services.

Selling, general and administrative (“SG&A”). SG&A expense includes direct and indirect selling costs, general and administrative costs, and charges against earnings related to uncollectible accounts.

Commission expense. The Company records commission obligations upon the signing of customer contracts and amortizes the deferred obligation as commission expense over the period in which the related revenues are earned. Commission expense is included in SG&A in the Consolidated Statements of Operations.

Stock-based compensation expense. The Company accounts for stock-based compensation in accordance with FASB ASC Topics 505 and 718, as interpreted by SEC Staff Accounting Bulletins No. 107 (“SAB No. 107”) and No. 110 (“SAB No. 110”). Stock-based compensation cost is based on the fair value of the award on the date of grant, which is expensed over the related service period, net of estimated forfeitures. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. During 2012, 2011, and 2010, the Company recognized $36.4 million, $32.9 million, and $32.6 million, respectively, of stock-based compensation expense (see Note 8 — Stock-Based Compensation), which is recorded in both COS and SG&A in the Consolidated Statements of Operations.

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

Cash and cash equivalents. Includes cash and all highly liquid investments with original maturities of three months or less, which are considered cash equivalents. The carrying value of cash equivalents approximates fair value due to their short-term maturity. Investments with maturities of more than three months are classified as marketable securities. Interest earned is classified in Interest income in the Consolidated Statements of Operations.

Property, equipment and leasehold improvements. The Company leases all of its facilities and certain equipment. These leases are all classified as operating leases in accordance with FASB ASC Topic 840. The cost of these operating leases, including any contractual rent increases, rent concessions, and landlord incentives, are recognized ratably over the life of the related lease agreement. Lease expense was $30.3 million, $26.2 million, and $23.5 million in 2012, 2011, and 2010, respectively.

Equipment, leasehold improvements, and other fixed assets owned by the Company are recorded at cost less accumulated depreciation. Except for leasehold improvements, these fixed assets are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvements or the remaining term of the related leases. The Company had total depreciation expense of $25.4 million, $25.5 million, and $25.3 million in 2012, 2011, and 2010, respectively.

Property, equipment and leasehold improvements, less accumulated depreciation and amortization, consist of the following (in thousands):

	Useful Life	December 31,
	(Years)	2012	2011
Computer equipment and software	2 - 7	$135,167	$130,733
Furniture and equipment	3 - 8	29,907	34,828
Leasehold improvements	2 - 15	64,346	63,773
		229,420	229,334
Less — accumulated depreciation and amortization		(140,331)	(161,202)
		$89,089	$68,132

The Company incurs costs to develop internal use software used in our operations, and certain costs meeting the criteria outlined in FASB ASC Topic 350 are capitalized and amortized over future periods. At December 31, 2012 and 2011, net capitalized development costs for internal use software were $14.4 million and $13.6 million, respectively. Amortization of capitalized internal software development costs, which is classified in Depreciation in the Consolidated Statements of Operations, totaled $7.4 million, $7.8 million, and $7.9 million during 2012, 2011, and 2010, respectively.

Stamford headquarters lease renewal

The Company’s corporate headquarters is located in 213,000 square feet of leased office space in three buildings in Stamford, Connecticut. The Stamford facility accommodates research and analysis, marketing, sales, client support, production, corporate services, executive offices, and administration. In 2010 the Company entered into a new 15 year lease agreement for this facility which provides for a reduced rental until completion of certain renovation work. In accordance with FASB ASC Topic 840, the Company accounted for the new Stamford lease as an operating lease arrangement. The total minimum payments the Company is obligated to pay under this lease, including contractual escalation clauses and reduced rents during the renovation period, are being expensed on a straight-line basis over the lease term.

Under this arrangement, the landlord has provided a $25.0 million tenant improvement allowance to be used to renovate the three buildings. The renovation work began in 2011 and is expected to be completed in early 2013. The $25.0 million contractual amount due from the landlord was recorded as a tenant improvement allowance in Other assets and as deferred rent in Other Liabilities on the Consolidated Balance Sheets. As the renovation work progresses and payments are received from the landlord, the tenant improvement receivable is relieved and leasehold improvement assets are recorded in Property, equipment, and leasehold improvements. The leasehold improvement assets are being amortized to Depreciation expense over their useful lives, beginning when the assets are placed in service. The amount recorded as deferred rent is being amortized as a reduction to rent expense (SG&A) on a straight-line basis over the term of the lease.

As of December 31, 2012, the Company had $21.0 million of remaining unamortized deferred rent resulting from the tenant improvement allowance, of which $1.5 million is recorded in Accounts payable and accrued liabilities and $19.5 million is recorded in Other liabilities on the Company’s Consolidated Balance Sheets. The Company paid $17.0 million and $9.5 million in renovation costs for this project in 2012 and 2011, respectively, which are classified as cash outflows in the Investing activities section of the Company’s Consolidated Statements of Cash Flows. The Company received landlord cash reimbursements for these expenditures of $13.0 million and $9.0 million in 2012 and 2011, respectively, which are classified as cash inflows in the Operating activities section of the Company’s Consolidated Statements of Cash Flows.

Intangible assets. The Company has amortizable intangible assets which are amortized against earnings using the straight-line method over their expected useful lives. Changes in intangible assets subject to amortization during the two year period ended December 31, 2012 are as follows (in thousands):

December 31, 2012	Trade Name	Customer Relationships	Content	Software	Total
Gross cost, December 31, 2011	$5,758	$7,210	$—	$—	$12,968
Additions due to acquisition (1)	240	3,170	3,170	1,955	8,535
Foreign currency translation impact	21	182	277	169	649
Gross cost	6,019	10,562	3,447	2,124	22,152
Accumulated amortization (2)	(3,531)	(5,896)	(497)	(407)	(10,331)
Balance, December 31, 2012	$2,488	$4,666	$2,950	$1,717	$11,821
42

December 31, 2011	Trade Name	Customer Relationships	Total
Gross cost, December 31, 2010	$5,758	$7,210	$12,968
Foreign currency translation impact	—	—	—
Gross cost	5,758	7,210	12,968
Accumulated amortization (2)	(2,303)	(3,605)	(5,908)
Balance, December 31, 2011	$3,455	$3,605	$7,060

(1)	The Company acquired Ideas International in 2012 and recorded a total of $8.5 million of amortizable intangible assets. See Note 2—Acquisitions above for additional information.

(2)	Intangible assets are being amortized against earnings over the following periods: Trade name—2 to 5 years; Customer relationships—4 years; Content—4 years; Software—3 years. Aggregate amortization expense related to intangible assets was $4.4 million, $6.5 million, and $10.5 million in 2012, 2011, and 2010, respectively.

The estimated future amortization expense by year from amortizable intangibles is as follows (in thousands):

2013	$5,490
2014	3,615
2015	2,005
2016	711
$11,821

Goodwill. Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the tangible and identifiable intangible net assets acquired. The evaluation of the recoverability of goodwill is performed in accordance with FASB ASC Topic 350, which requires an annual assessment of potential goodwill impairment at the reporting unit level and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The annual assessment of the recoverability of recorded goodwill can be based on either a qualitative or qualitative assessment or a combination of the two. Both methods utilize estimates which in turn require judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of the resulting estimates are subject to uncertainty.

The Company conducted a qualitative assessment of the fair value of its three reporting units as of September 30, 2012 based in part on the demonstrated historical trend of the fair values of the Company’s reporting units substantially exceeding their carrying values and its recent financial performance. Among the factors included in the Company’s qualitative assessment were general economic conditions and the competitive environment; actual and projected reporting unit financial performance; forward-looking business measurements; and external market assessments. Based on the results of the qualitative assessment, the Company believes the fair values of its reporting units continue to substantially exceed their respective carrying values.

The following table presents changes to the carrying amount of goodwill by reporting unit during the two year period ended December 31, 2012 (in thousands):

	Research	Consulting	Events	Total
Balance, December 31, 2010 (1)	$368,521	$99,817	$41,927	$510,265
Foreign currency translation adjustments	(1,541)	(140)	(34)	(1,715)
Balance, December 31, 2011	$366,980	$99,677	$41,893	$508,550
Addition due to acquisition (2)	7,455	—	—	7,455
Foreign currency translation adjustments	2,790	672	39	3,501
Balance, December 31, 2012	$377,225	$100,349	$41,932	$519,506

(1)	The Company does not have accumulated goodwill impairment losses.

(2)	The Company acquired Ideas International in mid-2012 and recorded $7.5 million of goodwill. All of the recorded goodwill resulting from the acquisition has been included in the Research segment. See Note 2—Acquisitions above for additional information.

Impairment of long-lived and intangible assets. The Company reviews its long-lived and intangible assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the respective asset may not be recoverable. Such evaluation may be based on a number of factors including current and projected operating results and cash flows, changes in management’s strategic direction as well as external economic and market factors. The Company’s policy regarding long-lived assets and intangible assets other than goodwill is to evaluate the recoverability of these assets by determining whether the balance can be recovered through undiscounted future operating cash flows. Should events or circumstances indicate that the carrying value might not be recoverable based on undiscounted future operating cash flows, an impairment loss would be recognized. The amount of impairment, if any, is measured based on the difference between projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds and the carrying value of the asset. The Company did not record any material impairment charges for long-lived and intangible assets during 2012, 2011, or 2010.

Pension obligations. The Company has defined-benefit pension plans in several of its international locations (see Note 13 — Employee Benefits). Benefits earned under these plans are generally based on years of service and level of employee compensation. The Company accounts for defined benefit plans in accordance with the requirements of FASB ASC Topic 715. The Company determines the periodic pension expense and related liabilities for these plans through actuarial assumptions and valuations. The Company recognized $2.6 million, $2.7 million, and $2.4 million of expense for these plans in 2012, 2011, and 2010, respectively. The Company classifies pension expense in SG&A in the Consolidated Statements of Operations.

Debt. The Company presents amounts borrowed in the Consolidated Balance Sheets at amortized cost. Accrued interest on amounts borrowed is classified in Interest expense in the Consolidated Statements of Operations. The Company had $205.0 million and $200.0 million of debt outstanding at December 31, 2012 and 2011. See Note 5—Debt for additional information regarding the Company’s debt.

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

Currency transaction gains or losses arising from transactions denominated in currencies other than the functional currency of a subsidiary are recognized in results of operations in Other (expense) income, net within the Consolidated Statements of Operations. Net currency transaction (losses) were $(2.3) million, $(1.3) million, and $(4.8) million in 2012, 2011, and 2010, respectively. The Company enters into foreign currency forward exchange contracts to mitigate the effects of adverse fluctuations in foreign currency exchange rates on these transactions. These contracts generally have a short duration and are recorded at fair value with both realized and unrealized gains and losses recorded in Other (expense) income, net. The net gain (loss) from these contracts was $0.6 million, $(1.2) million, and $2.8 million in 2012, 2011, and 2010, respectively.

Comprehensive income. On January 1, 2012, the Company retrospectively adopted FASB Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220-10): Presentation of Comprehensive Income, and a related amendment. Comprehensive income includes income and expense items from nonowner sources and consists of two separate components: net income as reported and other comprehensive income. ASU No. 2011-05 eliminates the option to report comprehensive income and its components in the statement of stockholders’ equity. Instead, the new rule optionally requires the presentation of net income and comprehensive income in one continuous statement, or in two separate, but consecutive statements. The Company has presented net income, other comprehensive income and its components, and comprehensive income in a new, separate statement called the Consolidated Statements of Comprehensive Income, which is included herein. While the Company’s presentation of comprehensive income has changed, there were no changes to the components or amounts that are recognized in net income or other comprehensive income under existing accounting guidance. As a result, the adoption of this new rule did not impact the Company’s results of operations, cash flows, or financial position.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which updates ASU No. 2011-05. The standard requires that public companies present information about reclassification adjustments from accumulated other comprehensive income in their financial statements in a single note or on the face of the financial statements. Public companies will have to provide this information in both their annual and interim financial statements. The new requirements will take effect for Gartner beginning January 1, 2013 and will be applied prospectively. While the Company has not completed its analysis of the new standard, it believes the new rule may result in additional disclosures and changes to the presentation of the Statement of Comprehensive Income.

Fair value disclosures. The Company has a limited number of assets and liabilities that are adjusted to fair value at each balance sheet date. The Company’s fair value disclosures are included in Note 12 — Fair Value Disclosures.

Concentrations of credit risk. Assets that may subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents, accounts receivable, interest rate swaps, and a pension reinsurance asset. The majority of the Company’s cash equivalent investments and its interest rate swap contract are with investment grade commercial banks that are participants in the Company’s credit facility. Accounts receivable balances deemed to be collectible from customers have limited concentration of credit risk due to our diverse customer base and geographic dispersion. The Company’s pension reinsurance asset (see Note 13 — Employee Benefits) is maintained with a large international insurance company that was rated investment grade as of December 31, 2012.

Stock repurchase programs. The Company records the cost to repurchase its own common shares to treasury stock. During 2012, 2011 and 2010 the Company recorded $111.3 million, $212.0 million, and $99.8 million, respectively, of stock repurchases (see Note 7 — Stockholders’ Equity). Shares repurchased by the Company are added to treasury shares and are not retired.

Recent accounting developments. Accounting rules that have been issued by the FASB that have not yet become effective and that may impact the Company’s consolidated financial statements or related disclosures in future periods are described below:

Balance sheet offsetting. In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The new guidance requires disclosures about assets and liabilities that are offset or have the potential to be offset under U.S. GAAP rules. These disclosures are intended to address differences in the asset and liability offsetting requirements under U.S. GAAP and International Financial Reporting Standards. The new disclosure requirements mandate that entities disclose both gross and net information about financial instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. However, as of year-end 2012, the FASB is considering certain amendments to ASU No. 2011-11 which may limit the scope of the new rules. ASU No. 2011-11 will be effective for Gartner for interim and annual reporting periods beginning January 1, 2013, with retrospective application required. While the adoption of this new guidance may result in additional disclosures, we do not expect it to have an impact on the Company’s Consolidated Balance Sheets.

Other comprehensive income disclosures. See discussion above in Comprehensive Income.

2 — ACQUISITIONS

2012

In May 2012 the Company acquired Ideas International Limited (“Ideas International”), a publicly-owned Australian corporation (ASX: IDE) headquartered outside of Sydney with 40 employees. Ideas International provided intelligence on IT infrastructure configurations and pricing data to IT professionals and vendors. The Company paid aggregate cash consideration of $18.8 million for 100% of the outstanding shares of Ideas International. The Company’s strategic objectives in acquiring Ideas International are to leverage Gartner’s scale and worldwide distribution capability, introduce Ideas International’s products and services to Gartner’s much larger end user client base, and further penetrate the technology vendor market. Ideas International’s business operations have been integrated into the Company’s Research segment.

Gartner’s financial statements include the operating results of Ideas International beginning with the date of acquisition. These results were not material to the Company’s 2012 results. The Company recorded $2.4 million of pre-tax acquisition and integration charges for this acquisition in 2012, which is classified in Acquisition and integration charges in the Consolidated Statements of Operations. Included in these charges are legal, consulting, and severance costs, all of which were direct and incremental charges from the acquisition. Had the Company acquired Ideas International on January 1, 2010, the impact to the Company’s operating results for 2011 and 2010 would not have been material, and as a result pro forma financial information for those periods has not been presented.

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

The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in the acquisition (dollars in thousands):

Assets:
Cash	$8,502
Fees receivable	1,310
Prepaid expenses and other current assets	560
Goodwill and amortizable intangible assets (1)	15,990
Total assets	$26,362

Liabilities:
Accounts payable and accrued liabilities	$2,203
Deferred revenues (2)	5,321
Total liabilities	$7,524

(1)	Includes $7.5 million allocated to goodwill and $8.5 million allocated to amortizable intangible assets (see Note 1—Business and Significant Accounting Policies above for additional information).

(2)	The fair value of the cost to fulfill the deferred revenue obligations was determined by estimating the costs to provide the services plus a normal profit margin, and did not include costs associated with selling efforts.

2009

The Company acquired all of the outstanding shares of AMR Research and Burton Group in 2009 for total net cash of $116.7 million, of which $12.2 million was paid in 2010 and $104.5 million was paid in 2009. The Company recorded $7.9 million of acquisition and integration expenses related to these acquisitions during 2010.

3 — OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2012	2011
Security deposits	$7,740	$6,581
Debt issuance costs	2,768	3,866
Benefit plan-related assets	37,016	38,403
Non-current deferred tax assets	22,527	22,795
Tenant improvement allowance (1)	—	16,062
Other	3,344	2,638
Total other assets	$73,395	$90,345

(1)	The balance as of December 31, 2011 represented the landlord receivable related to the renovation of the Company’s Stamford headquarters facility, the majority of which was collected during 2012, with the balance reclassified to current assets. See Note 1 — Business and Significant Accounting Policies for additional information.

4 — ACCOUNTS PAYABLE, ACCRUED, AND OTHER LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Accounts payable	$27,344	$27,573
Payroll, employee benefits, severance	71,892	66,110
Bonus payable	68,776	62,191
Commissions payable	49,128	42,328
Taxes payable	18,897	15,917
Rent and other facilities costs	4,310	5,046
Professional, consulting, audit fees	8,355	6,907
Events fulfillment liabilities	4,209	2,255
Other accrued liabilities	34,852	31,163
Total accounts payable and accrued liabilities	$287,763	$259,490

Other liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Non-current deferred revenue	$5,508	$4,572
Interest rate swap liabilities	10,017	9,891
Long-term taxes payable	16,760	20,141
Deferred rent (1)	19,586	21,046
Benefit plan-related liabilities	54,779	47,326
Other	22,954	23,975
Total other liabilities	$129,604	$126,951
46

(1)	Represents the remaining unamortized long-term deferred rent on the $25.0 million tenant improvement allowance on the Company’s Stamford headquarters facility. See Note 1 — Business and Significant Accounting Policies above for additional information.

5 — DEBT

2010 Credit Agreement

The Company has a credit arrangement that provides for a five-year, $200.0 million term loan and a $400.0 million revolving credit facility which it entered into in December 2010 (the “2010 Credit Agreement”). The Company terminated its prior credit arrangement when it entered into the 2010 Credit Agreement and paid down the remaining amounts outstanding. The 2010 Credit Agreement contains an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, by up to an additional $150.0 million in the aggregate. The term loan is being repaid in 19 consecutive quarterly installments which commenced on March 31, 2011, plus a final payment due on December 22, 2015, and may be prepaid at any time without penalty or premium at the Company’s option. The revolving credit facility may be used for loans, and up to $40.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until December 22, 2015, at which time all amounts borrowed must be repaid.

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

The 2010 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum interest expense coverage ratio, and covenants limiting the Company’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, make investments and enter into certain transactions with affiliates. The Company was in full compliance with these covenants as of December 31, 2012.

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

The following table provides information regarding the Company’s total outstanding borrowings:

Description:	Amount Outstanding December 31, 2012 (In thousands)	Contractual Annualized Interest Rate December 31, 2012	Amount Outstanding December 31, 2011 (In thousands)
2010 Credit Facility - term loan (1)	$150,000	1.81%	$180,000
2010 Credit Facility - revolver (1), (2)	50,000	1.81%	20,000
Other (3)	5,000	3.00%	—
Total	$205,000		$200,000

(1)	Both the term and revolver loan rates consisted of a floating Eurodollar base rate of 0.31% plus a margin of 1.5%. However, the Company has an interest rate swap contract which converts the floating Eurodollar base rate to a 2.26% fixed base rate on the first $200.0 million of Company borrowings (see below). As a result, the Company’s effective annual interest rate on the $200.0 million of outstanding debt under the 2010 Credit Facility as of December 31, 2012, including the margin, was 3.76%.

(2)	The Company had $346.6 million of available borrowing capacity on the revolver (not including the expansion feature) as of December 31, 2012.
47

(3)	In December 2012 the Company borrowed $5.0 million under a previously disclosed financial assistance package provided by an economic development program through the State of Connecticut in connection with the Company’s renovation of its Stamford headquarters facility. The loan has a 10 year maturity and bears a 3% fixed rate of interest. Principal payments are deferred for the first five years and the loan may be repaid at any point by the Company without penalty. The loan has a principal forgiveness provision in which up to $2.5 million of the loan may be forgiven if the Company meets certain employment targets in the State of Connecticut during the first five years of the loan.

Interest Rate Swap Hedge

The Company entered into a $200.0 million notional fixed-for-floating interest rate swap contract in December 2010 which it designated as a hedge of the forecasted interest payments on the Company’s variable rate borrowings. Under the swap terms, the Company pays a base fixed rate of 2.26% and in return receives a Eurodollar base rate.

The Company accounts for the interest rate swap as a cash flow hedge in accordance with FASB ASC Topic 815. Since the swap is hedging forecasted interest payments, changes in the fair value of the swap are recorded in OCI as long as the swap continues to be a highly effective hedge of the designated interest rate risk. Any ineffective portion of change in the fair value of the hedge is recorded in earnings. At December 31, 2012, there was no ineffective portion of the hedge. The interest rate swap had a negative fair value to the Company of $10.0 million at December 31, 2012, which is classified in OCI, net of tax effect.

Letters of Credit

The Company had $10.1 million of letters of credit and related guarantees outstanding at year-end 2012. The Company issues these instruments in the ordinary course of business to facilitate transactions with customers and others.

6 — COMMITMENTS AND CONTINGENCIES

Contractual Lease Commitments. The Company leases various facilities, furniture, and computer and office equipment under operating lease arrangements expiring between 2013 and 2027. The future minimum annual cash payments under non-cancelable operating lease agreements at December 31, 2012, are as follows (in thousands):

Year ended December 31,
2013	$37,820
2014	31,660
2015	22,295
2016	14,680
2017	9,910
Thereafter	75,055
Total minimum lease payments (1)	$191,420

(1)	Excludes $2.2 million of future contractual sublease rental income.

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

Indemnifications. The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2012, we did not have any indemnification agreements that could require material payments.

7 — STOCKHOLDERS’ EQUITY

Common stock. Holders of Gartner’s Common Stock, par value $.0005 per share (“Common Stock”) are entitled to one vote per share on all matters to be voted by stockholders. The Company does not currently pay cash dividends on its Common Stock. Also, our credit arrangement contains a negative covenant which may limit our ability to pay dividends.

48

The following table summarizes transactions relating to Common Stock for the three years’ ending December 31, 2012:

	Issued Shares	Treasury Stock Shares
Balance at December 31, 2009	156,234,415	60,356,672
Issuances under stock plans	—	(4,029,673)
Purchases for treasury	—	3,918,719
Balance at December 31, 2010	156,234,415	60,245,718
Issuances under stock plans	—	(3,244,705)
Purchases for treasury (1)	—	5,890,238
Balance at December 31, 2011	156,234,415	62,891,251
Issuances under stock plans	—	(2,756,389)
Purchases for treasury	—	2,738,238
Balance at December 31, 2012	156,234,415	62,873,100

(1)	Includes 2,148,434 shares the Company repurchased directly from ValueAct Capital Master Fund, L.P. (“ValueAct”) in two separate transactions during 2011. The total cost of the shares repurchased directly from ValueAct was $75.2 million.

Share repurchase program. The Company has a $500.0 million share repurchase program, of which $210.2 million remained available for share repurchases as of December 31, 2012. Repurchases may be made from time-to-time through open market purchases, private transactions, tender offers or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s shared-based compensation awards. Repurchases may be funded from cash flow from operations or borrowings.

The Company paid cash of $111.3 million, $212.0 million, and $99.8 million, in 2012, 2011, and 2010, respectively, for common stock repurchases. The $212.0 million paid for share repurchases in 2011 includes the cost of the shares repurchased directly from ValueAct.

8 — STOCK-BASED COMPENSATION

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. At December 31, 2012, the Company had 6.4 million shares of Common Stock available for awards of stock-based compensation under its 2003 Long-Term Incentive Plan.

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

The Company recognized the following amounts of stock-based compensation expense by award type for the years ended December 31 (in millions):

Award type:	2012	2011	2010
Stock appreciation rights	$6.4	$4.4	$4.6
Common stock equivalents	0.5	0.5	0.5
Restricted stock units	29.5	28.0	27.5
Total (1)	$36.4	$32.9	$32.6
49

(1)	Includes charges of $5.1 million in 2012 and $3.1 million in both 2011 and 2010 for awards to retirement-eligible employees since these awards vest on an accelerated basis

Stock-based compensation expense was recognized by line item in the Consolidated Statements of Operations for the years ended December 31 as follows (in millions):

Amount recorded in:	2012	2011	2010
Costs of services and product development	$15.3	$14.8	$14.8
Selling, general, and administrative	21.1	18.1	17.8
Total	$36.4	$32.9	$32.6

As of December 31, 2012, the Company had $38.5 million of total unrecognized stock-based compensation cost, which is expected to be recognized as stock-based compensation expense over the remaining weighted-average service period of approximately 2.2 years.

Stock-Based Compensation Awards

The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards in accordance with FASB ASC Topic 505:

Stock Appreciation Rights

Stock-settled stock appreciation rights (SARs) permit the holder to participate in the appreciation of the Common Stock. SARs are settled in shares of Common Stock by the employee once the applicable vesting criteria have been met. SARs vest ratably over a four-year service period and expire seven years from the grant date. The fair value of SARs awards is recognized as compensation expense on a straight-line basis over four years. SARs have only been awarded to the Company’s executive officers.

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

The following table summarizes changes in SARs outstanding for the year ended December 31, 2012:

	SARs in millions	Per Share Weighted- Average Exercise Price	Per Share Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2011	2.5	$20.39	$7.66	4.00 years
Granted	0.4	37.81	12.99	6.11 years
Forfeited	—	—	—	—
Exercised	(0.9)	18.35	6.82	na
Outstanding at December 31, 2012 (1), (2)	2.0	$24.59	$9.04	4.10 years
Vested and exercisable at December 31, 2012 (2)	0.8	$18.74	$7.14	3.12 years

na = not applicable

(1)	At December 31, 2012, 1.2 million of these SARs were unvested. The Company expects that substantially all of these unvested awards will vest in future periods.

(2)	At December 31, 2012, SARs outstanding had an intrinsic value of $42.9 million. SARs vested and exercisable had an intrinsic value of $23.1 million.

The fair value of the SARs granted was estimated on the date of grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions for the years ended December 31:

	2012	2011	2010
Expected dividend yield (1)	0%	0%	0%
Expected stock price volatility (2)	40%	38%	40%
Risk-free interest rate (3)	0.8%	2.2%	2.4%
Expected life in years (4)	4.61	4.75	4.75
50

(1)	The dividend yield assumption is based on both the history and expectation of the Company’s dividend payouts. Historically the Company has not paid cash dividends on its Common Stock.

(2)	The determination of expected stock price volatility was based on both historical Common Stock prices and the implied volatility from publicly traded options in Common Stock.

(3)	The risk-free interest rate is based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

(4)	The expected life represents the Company’s weighted-average estimate of the period of time the SARs are expected to be outstanding (that is, the period between the service inception date and the expected exercise date). Beginning January 1, 2012, the expected life has been calculated based on the Company’s historical exercise data. Previously, the Company determined the expected life based on a simplified calculation permitted by SEC SAB No. 107 and SAB No. 110 since the necessary historical exercise data was not available. The change in methodology had an insignificant impact on the calculation of the expected life.

Restricted Stock Units

Restricted stock units (RSUs) give the awardee the right to receive shares of Common Stock when the vesting conditions are met and the restrictions lapse, and each RSU that vests entitles the awardee to one common share. RSU awardees do not have any of the right of a Gartner stockholder, including voting rights and the right to receive dividends and distributions, until the shares are released.

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

The following table summarizes the changes in RSUs outstanding during the year ended December 31, 2012:

	Restricted Stock Units (RSUs) (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	3.1	$21.53
Granted (1)	0.7	37.98
Vested and released	(1.3)	19.53
Forfeited	—	—
Outstanding at December 31, 2012 (2), (3)	2.5	$27.95

(1)	The 0.7 million RSUs granted in 2012 consisted of 0.3 million performance-based RSUs awarded to executives and 0.4 million service-based RSUs awarded to non-executive employees and certain board members. The 0.3 million performance-based RSUs awarded to executive personnel represented the target amount of the RSU award for the year, which was tied to an increase in the Company’s subscription-based Research contract value (“CV”) for 2012. The final number of performance-based RSUs granted could range from 0% to 200% of the target amount, with the final amount dependent on the actual increase in CV for the year as measured on December 31, 2012. The actual CV increase achieved for 2012 was 104.3% of the targeted amount, which resulted in the grant of 0.3 million performance-based RSUs to executives.

(2)	The Company expects that substantially all of the outstanding awards at December 31, 2012 will vest in future periods.

(3)	The weighted-average remaining contractual term of the outstanding RSUs is approximately 0.9 years.

Common Stock Equivalents

Common stock equivalents (CSEs) are convertible into Common Stock and each CSE entitles the holder to one common share. Members of our Board of Directors receive directors’ fees payable in CSEs unless they opt to receive up to 50% of the fees in cash. Generally, the CSEs have no defined term and are converted into common shares when service as the director terminates unless the director has elected an accelerated release. The fair value of the CSEs is determined on the date of grant based on the closing price of the Common Stock as reported by the New York Stock Exchange on that date. CSEs vest immediately and as a result are recorded as expense on the date of grant.

The following table summarizes the changes in CSEs outstanding for the year ended December 31, 2012:

	Common Stock Equivalents (CSEs)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	97,268	$15.93
Granted	11,373	45.30
Converted to common shares	(8,096)	45.27
Outstanding at December 31, 2012	100,545	$16.89

Stock Options

Historically, the Company granted stock options to employees that allowed them to purchase shares of Common Stock at a certain price. The Company has not made any stock option grants since 2006. All outstanding options are fully vested and there is no remaining unamortized cost. The Company received $8.6 million, $16.6 million, and $20.7 million in cash from stock option exercises in 2012, 2011, and 2010, respectively.

The following table summarizes the changes in stock options outstanding during the year ended December 31, 2012:

	Options in millions	Per Share Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Vested and outstanding at December 31, 2011	1.2	$10.93	1.47 years	$27.7
Expired	—	—	na	na
Exercised	(0.9)	10.59	na	25.9
Vested and outstanding at December 31, 2012	0.3	$11.73	1.28 years	$11.7

na=not applicable

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESP Plan”) under which eligible employees are permitted to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation (or $23,750 in any calendar year), at a price equal to 95% of the closing price of the Common Stock as reported by the New York Stock Exchange at the end of each offering period. At December 31, 2012, the Company had approximately 1.3 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718, and as a result the Company does not record stock-based compensation expense for employee share purchases. The Company received $3.8 million, $3.4 million, and $2.8 million in cash from share purchases under the ESP Plan during 2012, 2011, and 2010, respectively.

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

The following table sets forth the reconciliation of the basic and diluted earnings per share computations (in thousands, except per share amounts) for the years ended December 31:

	2012	2011	2010
Numerator:
Net income used for calculating basic and diluted earnings per common share	$165,903	$136,902	$96,285
Denominator: (1)
Weighted average number of common shares used in the calculation of basic earnings per share	93,444	96,019	95,747
Common share equivalents associated with stock-based compensation plans	2,398	2,827	4,087
Shares used in the calculation of diluted earnings per share	95,842	98,846	99,834
Earnings per share:
Basic	$1.78	$1.43	$1.01
Diluted	$1.73	$1.39	$0.96

(1)	During 2012, 2011 and 2010, the Company repurchased 2.7 million, 5.9 million, and 3.9 million shares of its Common Stock, respectively.
52

The following table presents the number of common share equivalents that were not included in the computation of diluted EPS in the table above because the effect would have been antidilutive. During periods with net income, these common share equivalents were antidilutive because their exercise price was greater than the average market value of a share of Common Stock during the period.

	2012	2011	2010
Antidilutive common share equivalents as of December 31 (in millions):	0.7	0.5	0.5
Average market price per share of Common Stock during the year	$43.80	$37.53	$26.35

10 — INCOME TAXES

Following is a summary of the components of income before income taxes for the years ended December 31 (in thousands):

	2012	2011	2010
U.S.	$150,023	$124,915	$78,933
Non-U.S.	85,573	77,269	55,152
Income before income taxes	$235,596	$202,184	$134,085

The expense for income taxes on the above income consists of the following components (in thousands):

	2012	2011	2010
Current tax expense:
U.S. federal	$25,290	$23,327	$9,078
State and local	2,508	4,236	2,645
Foreign	18,889	13,845	10,341
Total current	46,687	41,408	22,064
Deferred tax (benefit) expense:
U.S. federal	8,494	(5,192)	4,263
State and local	(753)	1,269	72
Foreign	(8,080)	(1,434)	(6,013)
Total deferred	(339)	(5,357)	(1,678)
Total current and deferred	46,348	36,051	20,386
Benefit (expense) relating to interest rate swap used to increase (decrease) equity	51	3,134	(2,523)
Benefit from stock transactions with employees used to increase equity	21,304	25,812	18,559
Benefit (expense) relating to defined-benefit pension adjustments used to increase (decrease) equity	1,926	285	375
Benefit (expense) of acquired tax assets (liabilities) used to decrease (increase) goodwill	64	—	1,003
Total tax expense	$69,693	$65,282	$37,800

Current and long-term deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2012	2011
Expense accruals	$49,404	$40,438
Loss and credit carryforwards	22,433	24,282
Assets relating to equity compensation	18,878	18,226
Other assets	7,613	8,949
Gross deferred tax asset	98,328	91,895
Depreciation	(8,995)	(9,199)
Intangible assets	(23,129)	(17,024)
Prepaid expenses	(10,500)	(10,183)
Gross deferred tax liability	(42,624)	(36,406)
Valuation allowance	(1,943)	(1,869)
Net deferred tax asset	$53,761	$53,620

Current net deferred tax assets and current net deferred tax liabilities were $32.6 million and $1.3 million as of December 31, 2012 and $31.4 million and $0.6 million as of December 31, 2011, respectively, and are included in Prepaid expenses and other current assets and Accounts payable and accrued liabilities in the Consolidated Balance Sheets. Long-term net deferred tax assets and long-term net deferred tax liabilities were $22.5 million and $0.1 million as of December 31, 2012 and $22.8 million and zero as of December 31, 2011, respectively, and are included in Other assets and Other liabilities in the Consolidated Balance Sheets. It is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The valuation allowances of $1.9 million as of December 31, 2012 and $1.9 million as of December 31, 2011, respectively, largely relates to net operating losses.

As of December 31, 2012, the Company had state and local tax net operating loss carryforwards of $108.8 million, of which $3.3 million expire within one to five years, $99.7 million expire within six to fifteen years, and $5.8 million expire within sixteen to twenty years. In addition, the Company had non-U.S. net operating loss carryforwards of $30.6 million, of which $2.1 million expire over the next 20 years and $28.5 million can be carried forward indefinitely. As of December 31, 2012 the Company also had foreign tax credit carryforwards of $6.7 million, the majority of which expire in 2018.

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate on income before income taxes for the years ended December 31 follow:

	2012	2011	2010
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.8	3.8	3.3
Foreign income taxed at different rates	(6.4)	(5.9)	(6.2)
Subpart F/repatriation of foreign earnings	1.0	(0.4)	8.5
Record (release) valuation allowance	—	(0.4)	(12.7)
Foreign tax credits	(1.0)	(2.3)	(0.8)
Record (release) reserve for tax contingencies	0.7	3.1	2.0
Other items, net	(1.5)	(0.6)	(0.9)
Effective tax rate	29.6%	32.3%	28.2%

In 2012 state income taxes, net of federal tax benefit include approximately $2.6 million of benefit relating to economic development tax credits associated with the renovation of the Company’s Stamford headquarters facility.

As of December 31, 2012 and December 31 2011, the Company had gross unrecognized tax benefits of $17.6 million and $18.3 million, respectively. The decrease is primarily attributable to reductions for tax positions of prior years and settlements resulting from closure of tax audits, partially offset by additions in unrecognized tax benefits attributable to 2012. It is reasonably possible that the gross unrecognized tax benefits will be decreased by $4.5 million within the next 12 months due to anticipated closure of audits and the expiration of certain statutes of limitation. The unrecognized tax benefits relate primarily to the utilization of certain tax attributes.

The Company classifies uncertain tax positions not expected to be settled within one year as long term liabilities. As of December 31, 2012 and December 31, 2011, the Company had $13.1 million and $15.4 million, respectively, related to long term uncertain tax positions included in Other Liabilities.

The Company accrues interest and penalties related to unrecognized tax benefits in its income tax provision. As of December 31, 2012 and December 31, 2011, the Company had $4.6 million and $4.8 million of accrued interest and penalties respectively, related to unrecognized tax benefits. These amounts are in addition to the gross unrecognized tax benefits noted above. The total amount of interest and penalties recognized in the Consolidated Statements of Operations for years ending December 31, 2012 and December 31, 2011 was $0.4 million and $1.5 million, respectively.

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, for the years ending December 31 (in thousands):

	2012	2011
Beginning balance	$18,345	$15,824
Additions based on tax positions related to the current year	4,301	2,269
Additions for tax positions of prior years	105	4,375
Reductions for tax positions of prior years	(3,427)	(746)
Reductions for expiration of statutes	(296)	(269)
Settlements	(1,372)	(2,661)
Change in foreign currency exchange rates	(104)	(447)
Ending balance	$17,552	$18,345

Included in the balance of unrecognized tax benefits at December 31, 2012 are potential benefits of $12.6 million that if recognized would reduce the effective tax rate on income from continuing operations.

The number of years with open statutes of limitation varies depending on the tax jurisdiction.  Generally, the Company’s statutes are open for tax years ended December 31, 2007 and forward, with the exception of India which is open for tax years 2003 and forward. Major taxing jurisdictions include the U.S. (federal and state), the United Kingdom, Canada, Japan, India, and Ireland.

During 2012, the Company closed the Internal Revenue Service (“IRS”) audit of its 2007 federal income tax return. The resolution of the audit did not have a material adverse effect on the consolidated financial position, cash flows, or results of operations of the Company.

In 2011 the IRS commenced an audit of the Company’s federal income tax returns for the 2008 and 2009 tax years. The IRS has proposed adjustments for both 2008 and 2009 and the Company expects to settle the audit in early 2013. Although the audit has not been fully resolved, the Company believes that the ultimate disposition will not have a material adverse effect on its consolidated financial position, cash flows, or results of operations.

Earnings of non-U.S. subsidiaries are generally subject to U.S. taxation when repatriated. The Company intends to reinvest these earnings outside the U.S. except in instances where repatriating such earnings would result in minimal additional tax. The Company currently has no plan to remit earnings which will result in a material tax cost. Accordingly, the Company has not recognized additional tax expense that may result from the remittance of such earnings. The accumulated undistributed earnings of non-U.S. subsidiaries approximated $85.0 million as of December 31, 2012. An estimate of the income tax liability that would be payable if such earnings were not indefinitely invested is $17.0 million.

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

The following tables provide information regarding the Company’s outstanding derivatives contracts as of, and for, the years ended (in thousands, except for number of outstanding contracts):

December 31, 2012

Derivative Contract Type	Number of Outstanding Contracts	Contract Notional Amount	Fair Value Asset (Liability) (3)	Balance Sheet Line Item	OCI Unrealized (Loss), Net Of Tax
Interest rate swap (1)	1	$200,000	$(10,000)	Other liabilities	$(6,010)
Foreign currency forwards (2)	68	76,100	4	Other current assets	—
Total	69	$276,100	$(9,996)		$(6,010)

December 31, 2011

Derivative Contract Type	Number of Outstanding Contracts	Contract Notional Amount	Fair Value Asset (Liability) (3)	Balance Sheet Line Item	OCI Unrealized (Loss), Net Of Tax
Interest rate swap (1)	1	$200,000	$(9,891)	Other liabilities	$(5,934)
Interest rate swaps (4)	2	30,750	(98)	Accrued liabilities	—
Foreign currency forwards (2)	60	99,585	272	Other current assets	—
Total	63	$330,335	$(9,717)		$(5,934)

(1)	The swap is designated as a cash flow hedge of the forecasted interest payments on borrowings. As a result, changes in the fair value of this swap are deferred and are recorded in OCI, net of tax effect (see Note 5 — Debt for additional information).

(2)	The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to offset the economic effects of these foreign currency transaction risks. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other income (expense), net since the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding contracts at December 31, 2012 matured by the end of February 2013.

(3)	See Note 12 — Fair Value Disclosures below for the determination of the fair value of these instruments.

(4)	Changes in the fair value of these swaps were recognized in earnings. Both swaps matured in January 2012.

At December 31, 2012, the Company’s derivative counterparties were all large investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties, and none of the derivative contracts contained credit-risk related contingent features.

The following table provides information regarding amounts recognized in the Consolidated Statements of Operations for derivative contracts for the years ended December 31 (in thousands):

Amount recorded in:	2012	2011	2010
Interest expense (1)	$3.6	$4.1	$10.7
Other (income) expense, net (2)	(0.6)	1.2	(2.8)
Total expense	$3.0	$5.3	$7.9

(1)	Consists of interest expense from interest rate swap contracts.

(2)	Consists of realized and unrealized gains and losses on foreign currency forward contracts.

12 — FAIR VALUE DISCLOSURES

The Company’s financial instruments include cash equivalents, fees receivable from customers, accounts payable, and accruals which are normally short-term in nature. The Company believes the carrying amounts of these financial instruments reasonably approximates their fair value due to their short-term nature. The Company’s financial instruments also includes borrowings outstanding under its 2010 Credit Agreement, and at December 31, 2012, the Company had $200.0 million of floating rate debt outstanding under this arrangement, which is carried at amortized cost. The Company believes the carrying amount of the outstanding borrowings reasonably approximates fair value since the rate of interest on the borrowings reflect current market rates of interest for similar instruments with comparable maturities.

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

The Company’s assets and liabilities that are remeasured to fair value are presented in the following table (in thousands):

Description:	Fair Value December 31, 2012	Fair Value December 31, 2011
Assets:
Deferred compensation plan assets (1)	$27,795	$25,050
Foreign currency forward contracts (2)	4	272
	$27,799	$25,322
Liabilities:
Deferred compensation plan liabilities (1)	$31,260	$28,100
Interest rate swap contracts (3)	10,000	9,989
	$41,260	$38,089

(1)	The Company has a deferred compensation plan for the benefit of certain highly compensated officers, managers and other key employees (see Note 13 — Employee Benefits). The plan’s assets consist of investments in money market and mutual funds, and company-owned life insurance contracts.

The money market funds consist of cash equivalents while the mutual fund investments consist of publicly-traded and quoted equity shares. The Company considers the fair value of these assets to be based on Level 1 inputs, and these assets had a fair value of $8.2 million and $8.0 million as of December 31, 2012 and 2011, respectively. The carrying amount of the life insurance contracts equals their cash surrender value, which approximates fair value. Cash surrender value represents the estimated amount that the Company would receive upon termination of the contract. The Company considers the life insurance contracts to be valued based on a Level 2 input, and these assets had a fair value of $19.6 million and $17.0 million at December 31, 2012 and 2011, respectively. The related deferred compensation plan liabilities are recorded at the amount needed to settle the liability, which approximates fair value, and is based on a Level 2 input.

(2)	The Company enters into foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates (see Note 11 — Derivatives and Hedging). Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, which the Company considers a Level 2 input.

(3)	The Company enters into interest rate swap contracts to hedge the risk from interest rates on its borrowings (see Note 11 — Derivatives and Hedging). To determine the fair value of these financial instruments, the Company relies on mark-to-market valuations prepared by a third-party broker. Valuation is based on observable interest rates from recently executed market transactions and other observable market data, which the Company considers Level 2 inputs. The Company independently corroborates the reasonableness of the valuations prepared by the third-party broker through the use of an electronic quotation service.

13 — EMPLOYEE BENEFITS

Defined contribution plan. The Company has a savings and investment plan (the “401k Plan”) covering substantially all U.S. employees. Company contributions are based upon the level of employee contributions, up to a maximum of 4% of the employee’s eligible salary, subject to an annual maximum. For 2012, the maximum match was $6,800. In addition, the Company, in its discretion, may also contribute at least 1% of an employee’s base compensation, subject to an IRS annual limitation, which was $2,500 for 2012. Amounts expensed in connection with the 401k Plan totaled $14.2 million, $15.9 million, and $14.6 million, in 2012, 2011, and 2010, respectively.

Deferred compensation plan. The Company has a supplemental deferred compensation plan for the benefit of certain highly compensated officers, managers and other key employees, which is structured as a rabbi trust. The plan’s investment assets are classified in Other assets on the Consolidated Balance Sheets at fair value. The value of these assets was $27.8 million and $25.1 million at December 31, 2012 and 2011, respectively (see Note 12 — Fair Value Disclosures for fair value information). The corresponding deferred compensation liability of $31.3 million and $28.1 million at December 31, 2012 and 2011, respectively, is carried at fair value, and is adjusted with a corresponding charge or credit to compensation cost to reflect the fair value of the amount owed to the employees which is classified in Other liabilities on the Consolidated Balance Sheets. Total compensation expense recognized for the plan was $0.4 million in 2012, $0.3 million in 2011, and zero in 2010.

Defined benefit pension plans. The Company has defined-benefit pension plans in several of its non-U.S. locations. Benefits earned under these plans are based on years of service and level of employee compensation. The Company accounts for defined benefit plans in accordance with the requirements of FASB ASC Topics 715 and 960.

The following are the components of defined benefit pension expense for the years ended December 31 (in thousands):

	2012	2011	2010
Service cost	$1,775	$1,890	$1,875
Interest cost	980	1,010	840
Expected return on plan assets	(115)	(125)	—
Recognition of actuarial gain	(215)	(135)	(350)
Recognition of termination benefits	175	65	65
Total defined benefit pension expense (1)	$2,600	$2,705	$2,430

(1)	Pension expense is classified in SG&A in the Consolidated Statements of Operations.
57

The following are the assumptions used in the computation of pension expense for the years ended December 31:

	2012	2011	2010
Weighted-average discount rate (1)	3.20%	4.40%	3.95%
Average compensation increase	2.70%	2.65%	2.80%

(1)	Discount rates are typically determined by utilizing the yields on long-term corporate or government bonds in the relevant country with a duration consistent with the expected term of the underlying pension obligations.

The following table provides information related to changes in the projected benefit obligation for the years ended December 31 (in thousands):

	2012	2011	2010
Projected benefit obligation at beginning of year	$21,160	$19,730	$14,358
Service cost	1,775	1,890	1,875
Interest cost	980	1,010	840
Actuarial loss (gain) due to assumption changes (1)	6,265	(948)	1,100
Additions	1,925	—	1,961
Benefits paid (2)	(680)	(390)	(220)
Foreign currency impact	180	(132)	(184)
Projected benefit obligation at end of year (3)	$31,605	$21,160	$19,730

(1)	The 2012 actuarial loss was primarily due to a decline in the weighted-average discount rate.

(2)	The Company projects the following amounts will be paid in future years to plan participants: $0.5 million in 2013; $2.0 million in 2014; $0.8 million in 2015; $0.9 million in 2016; $1.2 million in 2017; and $7.0 million in the five years thereafter.

(3)	Measured as of December 31.

The following table provides information regarding the funded status of the plans and related amounts recorded in the Company’s Consolidated Balance Sheets as of December 31 (in thousands):

Funded status of the plans:

	2012	2011	2010
Projected benefit obligation	$31,605	$21,160	$19,730
Plan assets at fair value (1)	(8,885)	(2,480)	(2,130)
Funded status – shortfall (2)	$22,720	$18,680	$17,600

Amounts recorded in the Consolidated Balance Sheets for the plans:

Other liabilities — accrued pension obligation (2)	$22,720	$18,680	$17,600
Stockholders’ equity — deferred actuarial (loss) gain (3)	$(1,578)	$2,488	$2,205

(1)	The plan assets are held by third-party trustees and are invested in a diversified portfolio of equities, high quality government and corporate bonds, and other investments. The assets are primarily valued based on Level 1 and Level 2 inputs under the fair value hierarchy in FASB ASC Topic 820, and the Company considers the overall portfolio of these assets to be of low-to-medium investment risk. For the year-ended December 31, 2012, the Company contributed $6.4 million to these plans, and benefits paid to participants was $0.7 million. While the actual return on plan assets for these plans was effectively zero in 2012, the Company projects a future long-term rate of return on these plan assets of 3.6%, which it believes is reasonable based on the composition of the assets and both current and projected market conditions.

In addition to the plan assets held with third-party trustees, the Company also maintains a reinsurance asset arrangement with a large international insurance company. The reinsurance asset is an asset of the Company whose purpose is to provide funding for benefit payments for one of the plans. At December 31, 2012, the reinsurance asset was carried on the Company’s Consolidated Balance Sheets at its cash surrender value of $8.8 million and is classified in Other Assets. The Company believes the cash
58

surrender value approximates fair value and is equivalent to a Level 2 input under the FASB’s fair value framework in ASC Topic 820.

(2)	The Funded status — shortfall represents the amount of the projected benefit obligation that the Company has not funded with a third-party trustee. This amount is a liability of the Company and is recorded in Other Liabilities on the Company’s Consolidated Balance Sheets.

(3)	The deferred actuarial loss as of December 31, 2012, is recorded in Accumulated Other Comprehensive Income (“AOCI”) and will be reclassified out of AOCI and recognized as pension expense over approximately 14 years, subject to certain limitations set forth in FASB ASC Topic 715. The impact of this amortization on the periodic pension expense in 2013 will be immaterial. For 2012, 2011, and 2010, approximately $0.2 million, $0.1 million, and $0.2 million, respectively, of deferred actuarial pension gains were reclassified from AOCI to pension expense. The Company considers the impact of the reclassifications for those years to be immaterial.

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

The following tables present operating information about the Company’s reportable segments for the years ended December 31 (in thousands):

	Research	Consulting	Events	Consolidated
2012
Revenues	$1,137,147	$304,893	$173,768	$1,615,808
Gross contribution	774,342	109,253	80,119	963,714
Corporate and other expenses				(718,007)
Operating income				$245,707

	Research	Consulting	Events	Consolidated
2011
Revenues	$1,012,062	$308,047	$148,479	$1,468,588
Gross contribution	682,136	114,838	66,265	863,239
Corporate and other expenses				(649,177)
Operating income				$214,062

	Research	Consulting	Events	Consolidated
2010
Revenues	$865,000	$302,117	$121,337	$1,288,454
Gross contribution	564,527	121,885	55,884	742,296
Corporate and other expenses				(593,031)
Operating income				$149,265

The Company’s revenues are generated primarily through direct sales to clients by domestic and international sales forces and a network of independent international sales agents. Most of the Company’s products and services are provided on an integrated worldwide basis, and because of this integrated delivery, it is not practical to precisely separate our revenues by geographic location.

59

Accordingly, the separation set forth in the table below is based upon internal allocations, which involve certain management estimates and judgments. Revenues in the table are reported based on where the sale is fulfilled; “Other International” revenues are those attributable to all areas located outside of the United States and Canada, and Europe, Middle East, and Africa.

Summarized information by geographic location as of and for the years ended December 31 follows (in thousands):

	2012	2011	2010
Revenues:
United States and Canada	$947,075	$861,481	$765,793
Europe, Middle East and Africa	458,675	437,194	380,771
Other International	210,058	169,913	141,890
Total revenues	$1,615,808	$1,468,588	$1,288,454

Long-lived assets: (1)
United States and Canada (2)	$114,557	$85,194	$69,163
Europe, Middle East and Africa	30,967	23,673	21,856
Other International	16,956	10,754	6,175
Total long-lived assets	$162,480	$119,621	$97,194

(1)	Excludes goodwill and other intangible assets.

(2)	The 2012 balance for the United States and Canada includes approximately $17.0 million of additional costs capitalized in 2012 in connection with the renovation of the Company’s Stamford headquarters facility (see Note 1 — Business and Significant Accounting Policies for additional description).

15 — VALUATION AND QUALIFYING ACCOUNTS

The Company maintains an allowance for losses which is composed of a bad debt allowance and a revenue reserve. Provisions are charged against earnings either as an increase to expense or a reduction in revenues. The following table summarizes activity in the Company’s allowance for the years ended December 31(in thousands):

	Balance at Beginning of Year	Additions Charged to Expense	Additions Charged Against Revenues	Deductions from Reserve	Balance at End of Year
2012:
Allowance for doubtful accounts and returns and allowances	$7,260	$1,930	$1,860	$(4,650)	$6,400

2011:
Allowance for doubtful accounts and returns and allowances	$7,200	$930	$4,390	$(5,260)	$7,260

2010:
Allowance for doubtful accounts and returns and allowances	$8,100	$800	$2,000	$(3,700)	$7,200
60

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report on Form 10-K to be signed on its behalf by the undersigned, duly authorized, in Stamford, Connecticut, on February 22, 2013.

Gartner, Inc.

Date: February 22, 2013	By:	/s/ Eugene A. Hall
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

Name	Title	Date

/s/ Eugene A. Hall	Director and Chief Executive Officer	February 22, 2013
Eugene A. Hall	(Principal Executive Officer)

/s/ Christopher J. Lafond	Executive Vice President and Chief Financial Officer	February 22, 2013
Christopher J. Lafond	(Principal Financial and Accounting Officer)

/s/ Michael J. Bingle	Director	February 22, 2013
Michael J. Bingle

/s/ Richard J. Bressler	Director	February 22, 2013
Richard J. Bressler

/s/ Raul E. Cesan	Director	February 22, 2013
Raul E. Cesan

/s/ Karen E. Dykstra	Director	February 22, 2013
Karen E. Dykstra

/s/ Anne Sutherland Fuchs	Director	February 22, 2013
Anne Sutherland Fuchs

/s/ William O. Grabe	Director	February 22, 2013
William O. Grabe

/s/ Stephen G. Pagliuca	Director	February 22, 2013
Stephen G. Pagliuca

/s/ James C. Smith	Director	February 22, 2013
James C. Smith
61