Form 10-Q
period 2013-03-31
GARTNER INC
filed 2013-05-02
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

As of April 24, 2013, 93,751,149 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$269,063	$299,852
Fees receivable, net of allowances of $6,120 and $6,400, respectively	441,405	463,968
Deferred commissions	82,929	87,933
Prepaid expenses and other current assets	81,643	75,713
Total current assets	875,040	927,466
Property, equipment and leasehold improvements, net	88,508	89,089
Goodwill	516,525	519,506
Intangible assets, net	10,477	11,821
Other assets	76,845	73,395
Total Assets	$1,567,395	$1,621,277

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$180,896	$287,763
Deferred revenues	736,696	692,237
Current portion of long-term debt	57,500	90,000
Total current liabilities	975,092	1,070,000
Long-term debt	147,500	115,000
Other liabilities	125,646	129,604
Total Liabilities	1,248,238	1,314,604
Stockholders’ Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 156,234,415 shares issued for both periods	78	78
Additional paid-in capital	689,182	679,871
Accumulated other comprehensive income, net	2,763	5,968
Accumulated earnings	945,157	908,482
Treasury stock, at cost, 62,494,184 and 62,873,100 common shares, respectively	(1,318,023)	(1,287,726)
Total Stockholders’ Equity	319,157	306,673
Total Liabilities and Stockholders’ Equity	$1,567,395	$1,621,277

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012

Revenues:
Research	$310,331	$274,620
Consulting	72,633	74,563
Events	23,790	19,988
Total revenues	406,754	369,171
Costs and expenses:
Cost of services and product development	163,737	146,463
Selling, general and administrative	180,478	162,518
Depreciation	7,100	5,895
Amortization of intangibles	1,334	739
Acquisition and integration charges	100	—

Total costs and expenses	352,749	315,615
Operating income	54,005	53,556
Interest expense, net	(2,436)	(2,195)
Other income (expense), net	211	(978)
Income before income taxes	51,780	50,383
Provision for income taxes	15,105	16,162
Net income	$36,675	$34,221

Income per common share:
Basic	$0.39	$0.37
Diluted	$0.38	$0.36
Weighted average shares outstanding:
Basic	93,595	93,416
Diluted	95,537	96,199

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; in thousands)

	Three Months Ended March 31,
	2013	2012

Net income	$36,675	$34,221
Other comprehensive (loss) income, net of tax:
Interest rate swap (cash flow hedge) – gain	561	32
Defined benefit pension plans – actuarial gain (loss)	23	(54)
Foreign currency translation adjustments	(3,789)	2,676
Other comprehensive (loss) income	(3,205)	2,654
Comprehensive income	$33,470	$36,875

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income	$36,675	$34,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	8,434	6,634
Stock-based compensation expense	12,342	10,939
Excess tax benefits from stock-based compensation	(13,219)	(13,784)
Deferred taxes	(1,872)	(1,664)
Amortization and write-off of debt issue costs	858	509
Changes in assets and liabilities, net of acquisition:
Fees receivable, net	17,851	39,695
Deferred commissions	4,113	3,665
Prepaid expenses and other current assets	(4,467)	(6,105)
Other assets	(6,467)	(2,141)
Deferred revenues	51,019	34,822
Accounts payable, accrued, and other liabilities	(85,574)	(88,112)
Cash provided by operating activities	19,693	18,679

Investing activities:
Additions to property, equipment and leasehold improvements	(9,648)	(7,118)
Cash used in investing activities	(9,648)	(7,118)

Financing activities:
Proceeds from stock issued under stock plans	1,955	5,524
Proceeds from debt issuance	200,000	47,793
Payments for debt issuance costs	(3,553)	—
Payments on debt	(200,000)	(7,500)
Purchases of treasury stock	(48,527)	(77,157)
Excess tax benefits from stock-based compensation	13,219	13,784
Cash used by financing activities	(36,906)	(17,556)
Net increase in cash and cash equivalents	(26,861)	(5,995)
Effects of exchange rates on cash and cash equivalents	(3,928)	2,241
Cash and cash equivalents, beginning of period	299,852	142,739
Cash and cash equivalents, end of period	$269,063	$138,985

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

Basis of presentation. The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 270 for interim financial information and with the applicable instructions of the U.S. Securities & Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X on Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its Annual Report on Form 10-K for the year ended December 31, 2012.

The fiscal year of Gartner represents the twelve-month calendar period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three months ended March 31, 2013 may not be indicative of the results of operations for the remainder of 2013.

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

Adoption of new accounting rules. The Company adopted new accounting rules in the three months ended March 31, 2013 related to accumulated other comprehensive income (see Note 2 — Comprehensive Income) and balance sheet offsetting of receivables and payables arising from derivative contracts (see Note 10 — Derivatives and Hedging). The adoption of these new rules resulted in additional disclosures only.

Note 2 — Comprehensive Income

On January 1, 2013, the Company adopted FASB Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB ASC Topic 220, Comprehensive Income. ASU 2013-02 requires entities to prospectively disclose additional information about changes in accumulated other comprehensive income (“AOCI’) balances by component and items reclassified out of AOCI to income during the period. ASU 2013-02 does not change the existing requirement to present the components of comprehensive income in the financial statements and is intended to improve the transparency of reclassification amounts and their impact on the financial statements. The information required by ASU 2013-02 is presented below.

The changes in AOCI by component (net of tax) for the three months ended March 31, 2013 are presented in the following table (in thousands) (1):

	Interest Rate Swap (Cash Flow Hedge)	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2012	$(6,010)	$(1,578)	$13,556	$5,968
Changes during the period:
Other comprehensive (loss) income before reclassifications	(4)	17	(3,789)	(3,776)
Reclassifications from AOCI to income (2), (3)	565	6	—	571
Other comprehensive income (loss) for the period	561	23	(3,789)	(3,205)
Balance – March 31, 2013	$(5,449)	$(1,555)	$9,767	$2,763

(1)	Amounts in parentheses represent debits.

(2)	The hedge reclassification amount was recorded in Interest expense, net and is net of $0.4 million of income tax benefit recorded in the Provision for income taxes. See Note 10 – Derivatives and Hedging for information regarding the hedge.

(3)	The pension reclassification amount was recorded in SG&A and had an immaterial tax effect. See Note 12 – Employee Benefits for information regarding the Company’s defined benefit pension plans.

Note 3 — Earnings per Share

The following table sets forth the calculations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income used for calculating basic and diluted earnings per share	$36,675	$34,221
Denominator:
Weighted average number of common shares used in the calculation of basic earnings per share	93,595	93,416
Common stock equivalents associated with stock-based compensation plans (1)	1,942	2,783
Shares used in the calculation of diluted earnings per share	95,537	96,199
Basic earnings per share	$0.39	$0.37
Diluted earnings per share	$0.38	$0.36

(1)	For the three months ended March 31, 2013 and 2012, 0.2 million and 0.6 million of common stock equivalents, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Note 4 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. At March 31, 2013, the Company had 6.0 million shares of its common stock, par value $.0005 per share (the “Common Stock”) available for awards of stock-based compensation under its 2003 Long-Term Incentive Plan.

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

Stock-Based Compensation Expense

The Company recognized the following amounts of stock-based compensation expense by award type and expense category in the periods indicated (in millions):

	Three Months Ended March 31,
Award type:	2013	2012
Stock appreciation rights	$1.8	$1.6
Common stock equivalents	0.1	0.1
Restricted stock units	10.4	9.2
Total	$12.3	$10.9

	Three Months Ended March 31,
Amount recorded in:	2013	2012
Cost of services and product development	$5.6	$5.3
Selling, general and administrative	6.7	5.6
Total stock-based compensation expense (1)	$12.3	$10.9

(1)	Includes charges of $7.1 million and $3.0 million for the three months ended March 31, 2013 and 2012, respectively, for awards to retirement-eligible employees since these awards vest on an accelerated basis.

As of March 31, 2013, the Company had $61.5 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted-average service period of approximately 2.7 years.

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

The following table summarizes changes in SARs outstanding during the three months ended March 31, 2013:

	SARs (in millions)	Per Share Weighted- Average Exercise Price	Per Share Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2012	2.0	$24.59	$9.04	4.10 years
Granted	0.4	49.37	14.88	6.87 years
Forfeited	—	—	—	n/a
Exercised	(0.1)	20.25	7.58	n/a
Outstanding at March 31, 2013 (1), (2)	2.3	$28.62	$10.00	4.41 years
Vested and exercisable at March 31, 2013 (2)	1.3	$20.42	$7.73	3.42 years

n/a=not applicable.

(1)	As of March 31, 2013, 1.0 million of the SARs outstanding were unvested. The Company expects that substantially all of these unvested awards will vest in future periods.

(2)	Total SARs outstanding had an intrinsic value of $58.6 million. SARs vested and exercisable had an intrinsic value of $44.5 million.

The fair value of the SARs was estimated on the date of grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2013	2012
Expected dividend yield (1)	0%	0%
Expected stock price volatility (2)	35%	40%
Risk-free interest rate (3)	0.8%	0.8%
Expected life in years (4)	4.5	4.6

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. Historically, Gartner has not paid cash dividends on its Common Stock.

(2)	The determination of expected stock price volatility was based on both historical Common Stock prices and implied volatility from publicly traded options in the Common Stock.

(3)	The risk-free interest rate is based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

(4)	The expected life represents the Company’s weighted-average estimate of the period of time the SARs are expected to be outstanding (defined as the period between the service inception date and the expected exercise date), which is based on historical exercise data.

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

The following table summarizes the changes in RSUs outstanding during the three months ended March 31, 2013:

	Restricted Stock Units (RSUs) (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	2.5	$27.95
Granted (1)	0.6	49.37
Vested and released	(1.2)	22.08
Forfeited	—	—
Outstanding at March 31, 2013 (2), (3)	1.9	$37.37

(1)	The 0.6 million RSUs granted in 2013 consisted of 0.3 million performance-based RSUs awarded to executives and 0.3 million service-based RSUs awarded to non-executive employees and certain board members. The 0.3 million performance-based RSUs represents the target amount of the award for the year, which is tied to an increase in the Company’s subscription-based Research contract value (“CV”) for 2013. The final number of performance-based RSUs that will be granted to executives in 2013 ranges from 0% to 200% of the target amount, with the final number dependent on the actual increase in CV for the year as measured on December 31, 2013. If the specified minimum level of achievement is not met, the performance-based RSUs will be forfeited in their entirety, and any compensation expense previously recorded will be reversed.

(2)	The Company expects that substantially all of the outstanding awards will vest in future periods.

(3)	The weighted-average remaining contractual term of the outstanding RSUs is approximately 1.7 years.
10

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

The following table summarizes the changes in CSEs outstanding during the three months ended March 31, 2013:

	Common Stock Equivalents (CSEs)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	100,545	$16.89
Granted	2,387	54.48
Converted to common shares	(1,925)	54.48
Outstanding at March 31, 2013	101,007	$17.06

na=not available

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESP Plan”) under which eligible employees are permitted to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation (or a maximum of $23,750 in any calendar year), at a price equal to 95% of the closing price of the Common Stock as reported by the New York Stock Exchange at the end of each offering period.

At March 31, 2013, the Company had 1.2 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718, and as a result the Company does not record stock-based compensation expense for employee share purchases. The Company received $1.3 million and $1.1 million in cash from purchases under the ESP Plan during the three months ended March 31, 2013 and 2012, respectively.

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

The Company evaluates reportable segment performance and allocates resources based on gross contribution margin. Gross contribution, as presented in the table below, is defined as operating income excluding certain Cost of services and product development expenses, Selling, general and administrative expense, depreciation, amortization of intangibles, and acquisition and integration charges. Certain bonus and fringe benefit costs included in consolidated Cost of services and product development are not allocated to segment expense. The accounting policies used by the reportable segments are the same as those used by the Company. There are no intersegment revenues.

The Company does not identify or allocate assets, including capital expenditures, by reportable segment. Accordingly, assets are not reported by segment because the information is not available by segment and is not reviewed in the evaluation of segment performance or in making decisions in the allocation of resources.

The following tables present information about the Company’s reportable segments (in thousands):

Three Months Ended March 31, 2013:	Research	Consulting	Events	Consolidated
Revenues	$310,331	$72,633	$23,790	$406,754
Gross contribution	215,214	22,538	7,108	244,860
Corporate and other expenses				(190,855)
Operating income				$54,005
11

Three Months Ended March 31, 2012:	Research	Consulting	Events	Consolidated
Revenues	$274,620	$74,563	$19,988	$369,171
Gross contribution	188,602	27,600	7,895	224,097
Corporate and other expenses				(170,541)
Operating income				$53,556

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

The following table presents changes to the carrying amount of goodwill by reporting unit during the three months ended March 31, 2013 (in thousands):

	Research	Consulting	Events	Total
Balance, December 31, 2012 (1)	$377,225	$100,349	$41,932	$519,506
Foreign currency translation adjustments and other (2)	(2,106)	(837)	(38)	(2,981)
Balance, March 31, 2013	$375,119	$99,512	$41,894	$516,525

(1)	The Company does not have any accumulated goodwill impairment losses.

(2)	Includes the impact of foreign currency translation and certain immaterial goodwill adjustments.

Amortizable Intangible Assets

The following tables present reconciliations of the carrying amounts of amortizable intangible assets as of the dates indicated (in thousands):

March 31, 2013	Trade Name	Customer Relationships	Content	Software	Total
Gross cost, December 31, 2012	$6,019	$10,562	$3,447	$2,124	$22,152
Foreign currency translation adjustments	—	13	(14)	(18)	(19)
Gross cost	6,019	10,575	3,433	2,106	22,133
Accumulated amortization (1)	(3,852)	(6,559)	(713)	(532)	(11,656)
Balance, March 31, 2013	$2,167	$4,016	$2,720	$1,574	$10,477

December 31, 2012	Trade Name	Customer Relationships	Content	Software	Total
Gross cost	$6,019	$10,562	$3,447	$2,124	$22,152
Accumulated amortization (1)	(3,531)	(5,896)	(497)	(407)	(10,331)
Balance, December 31, 2012	$2,488	$4,666	$2,950	$1,717	$11,821

(1)	Intangible assets are being amortized against earnings over the following periods: Trade name—2 to 5 years; Customer relationships—4 years; Content—4 years; Software—3 years.

Aggregate amortization expense related to intangible assets was $1.3 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively.

The estimated future amortization expense by year from amortizable intangibles is as follows (in thousands):

2013 (remaining nine months)	$4,155
2014	3,610
2015	2,000
2016	712
$10,477
12

Note 7 — Debt

2013 Credit Agreement

On March 7, 2013, the Company entered into a new credit arrangement (the “2013 Credit Agreement”) with a syndication of banks led by JPMorgan Chase to take advantage of favorable financing conditions and obtain additional liquidity through a larger revolving credit facility. The 2013 Credit Agreement provides for a five-year, $150.0 million term loan and a $600.0 million revolving credit facility. In addition, the 2013 Credit Agreement contains an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, by up to an additional $250.0 million in the aggregate.

The term loan will be repaid in 16 consecutive quarterly installments commencing June 30, 2013, plus a final payment due on March 7, 2018, and may be prepaid at any time without penalty or premium (other than applicable breakage costs) at the Company’s option. The revolving credit facility may be used for loans, and up to $40.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until March 7, 2018, at which time all amounts borrowed must be repaid.

On March 7, 2013, the Company drew down $150.0 million from the term loan and $50.0 million from the revolving credit facility which was used to repay amounts outstanding under the Company’s prior credit arrangement, which was terminated in connection with the refinancing. Future amounts to be drawn down under the revolving credit facility will be used for general working capital purposes. The Company recorded a charge of $0.3 million for capitalized debt issuance costs related to the termination of the previous credit arrangement, which was recorded in Interest expense, net in the Condensed Consolidated Statements of Operations. The Company incurred $3.6 million in debt issuance costs related to the new credit facility, which was capitalized and will be amortized to interest expense over the term of the 2013 Credit Agreement.

Amounts borrowed under the 2013 Credit Agreement bear interest at a rate equal to, at Gartner’s option, either (i) the greatest of: the Administrative Agent’s prime rate; the average rate on overnight federal funds plus 1/2 of 1%; and the Eurodollar rate (adjusted for statutory reserves) plus 1%, in each case plus a margin equal to between 0.25% and 0.75% depending on Gartner’s leverage ratio as of the end of the four consecutive fiscal quarters most recently ended, or (ii) the Eurodollar rate (adjusted for statutory reserves) plus a margin equal to between 1.25% and 1.75%, depending on Gartner’s leverage ratio as of the end of the four consecutive fiscal quarters most recently ended.

The 2013 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum interest expense coverage ratio, and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, make investments and enter into certain transactions with affiliates. The 2013 Credit Agreement contains customary events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, cross defaults to certain other indebtedness, bankruptcy and insolvency events, ERISA defaults, material judgments, and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0%, allows the lenders to terminate their obligations to lend under the 2013 Credit Agreement and could result in the acceleration of Gartner’s obligations under the credit facility and an obligation of any or all of the guarantors to pay the full amount of Gartner’s obligations under the credit facility. As of March 31, 2013, the Company was in full compliance with the loan covenants.

The following table provides information regarding the Company’s total outstanding borrowings:

Description:	Amount Outstanding March 31, 2013 (In thousands)	Contractual Annualized Interest Rate March 31, 2013	Amount Outstanding December 31, 2012 (In thousands)
Term loans (1)	$150,000	1.66%	$150,000
Revolver loans (1), (2)	50,000	1.66%	50,000
Other (3)	5,000	3.00%	5,000
Total	$205,000		$205,000

(1)	Both the term and revolver loan rates consisted of a floating Eurodollar base rate of 0.28% plus a margin of 1.38%. However, the Company has an interest rate swap contract which converts the floating Eurodollar base rate to a 2.26% fixed base rate on the first $200.0 million of Company borrowings (see below). As a result, the Company’s effective annual interest rate on the $200.0 million of outstanding debt under the 2013 Credit Facility as of March 31, 2013, including the margin, was 3.64%.

(2)	The Company had $546.7 million of available borrowing capacity on the revolver (not including the expansion feature) as of March 31, 2013.
13

(3)	The Company borrowed $5.0 million in December 2012 as part of an economic development program through the State of Connecticut in connection with the Company’s renovation of its Stamford headquarters facility. The loan has a 10 year maturity and bears a 3.0% fixed rate of interest. Principal payments are deferred for the first five years and the loan may be repaid at any point by the Company without penalty. The loan has a principal forgiveness provision in which up to $2.5 million of the loan may be forgiven if the Company meets certain employment targets in the State of Connecticut during the first five years of the loan.

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

The Company accounts for the interest rate swap as a cash flow hedge in accordance with FASB ASC Topic 815. Since the swap is hedging forecasted interest payments, changes in the fair value of the swap are recorded in OCI as long as the swap continues to be a highly effective hedge of the designated interest rate risk. Any ineffective portion of change in the fair value of the hedge is recorded in earnings. The swap continued to be a highly effective hedge of the forecasted interest payments as of March 31, 2013. The interest rate swap had a negative fair value to the Company of $9.1 million and $10.0 million at March 31, 2013 and December 31, 2012, respectively, which is deferred and classified in OCI, net of tax effect.

Letters of Credit

The Company had $10.2 million of letters of credit and related guarantees outstanding at March 31, 2013. The Company enters into these instruments in the ordinary course of business to facilitate transactions with customers and others.

Note 8 — Equity

Share Repurchase Program

The Company has a $500.0 million share repurchase program, of which $186.6 million remained available for share repurchases as of March 31, 2013. Repurchases may be made from time-to-time through open market purchases, private transactions, tender offers or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the market price of the stock, the Company’s financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s shared-based compensation awards. Repurchases may be funded from operating cash flow or borrowings.

The Company’s share repurchase activity is included in the following table:

	Three Months Ended March 31,
	2013	2012
Number of shares repurchased (1)	976,943	1,979,429
Cost of repurchased shares (in thousands)	$48,527	$77,158

(1)	The average purchase price for the shares was $49.67 and $38.98 for the three months ended March 31, 2013 and 2012, respectively.

Note 9 — Income Taxes

The provision for income taxes was $15.1 million for the three months ended March 31, 2013 compared to $16.2 million in the three months ended March 31, 2012. The effective tax rate was 29.2% for the three months ended March 31, 2013 and 32.1% for the same period in 2012. The decrease in the effective tax rate was primarily due to the impact of tax law changes. The American Taxpayer Relief Act of 2012 (the “Tax Act”) was enacted in January of 2013 and contains beneficial tax provisions for the Company. Since the Tax Act was enacted in 2013, approximately $1.5 million of tax benefits relating to its application was recorded by the Company in the first quarter of 2013.

As of March 31, 2013 and December 31, 2012, the Company had gross unrecognized tax benefits of $18.1 million and $17.6 million, respectively. The unrecognized tax benefits relate primarily to the utilization of certain tax attributes. It is reasonably possible that the gross unrecognized tax benefits will decrease by $3.5 million within the next 12 months, due to anticipated closure of audits and the expiration of certain statutes of limitation. The Company classifies uncertain tax positions not expected to be settled within one year as long term liabilities. As of March 31, 2013 and December 31, 2012, the Company had Other liabilities of $14.6 million and $13.1 million, respectively, related to long term uncertain tax positions.

In 2011 the Internal Revenue Service (“IRS”) commenced an audit of the Company’s federal income tax returns for the 2008 and 2009 tax years. The IRS has proposed adjustments for both 2008 and 2009 and the Company expects to settle the audit in 2013. Although the audit has not been fully resolved, the Company believes that the ultimate disposition will not have a material adverse effect on its consolidated financial position, cash flows, or results of operations.

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

March 31, 2013

Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI
Interest rate swap (1)	1	$200,000	$(9,080)	Other liabilities	$(5,449)
Foreign currency forwards (2)	43	48,300	(20)	Accrued Liabilities	—
Total	44	$248,300	$(9,100)		$(5,449)

December 31, 2012

Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI
Interest rate swap (1)	1	$200,000	$(10,000)	Other liabilities	$(6,010)
Foreign currency forwards (2)	68	76,100	4	Current assets	—
Total	69	$276,100	$(9,996)		$(6,010)

(1)	This swap has been designated, and is accounted for, as a cash flow hedge of the forecasted interest payments on borrowings (see Note 7 — Debt). As a result, changes in fair value of this swap are deferred and are recorded in OCI, net of tax effect.

(2)	The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to offset the economic effects of these foreign currency transaction risks. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other expense, net since the Company does not designate these contracts as hedges for accounting purposes. The majority of the outstanding contracts at March 31, 2013 matured by the end of April 2013.

(3)	See Note 11 — Fair Value Disclosures for the determination of the fair value of these instruments.

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

The following table provides information regarding derivative gains and losses that have been recognized in the Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

	Three Months Ended March 31,
Amount recorded in:	2013	2012
Interest expense, net (1)	$940	$847
Other expense (income), net (2)	73	(246)
Total expense, net	$1,013	$601

(1)	Consists of interest expense from an interest rate swap contract.

(2)	Consists of realized and unrealized gains and losses on foreign currency forward contracts.
15

Note 11 — Fair Value Disclosures

The Company’s financial instruments include cash equivalents, fees receivable from customers, accounts payable, and accruals which are normally short-term in nature. The Company believes the carrying amounts of these financial instruments reasonably approximate their fair value due to their short-term nature. The Company’s financial instruments also include its outstanding borrowings. The Company believes the carrying amount of the outstanding borrowings reasonably approximates their fair value since the rate of interest on the borrowings reflect current market rates of interest for similar instruments with comparable maturities.

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

The Company’s assets and liabilities remeasured to fair value are presented in the following table for the periods indicated (in thousands):

Description:	Fair Value March 31, 2013	Fair Value December 31, 2012
Assets:
Deferred compensation plan assets (1)	$29,345	$27,795
Foreign currency forward contracts (2)	80	204
	$29,425	$27,999
Liabilities:
Deferred compensation plan liabilities (1)	$32,960	$31,260
Foreign currency forward contracts (2)	100	200
Interest rate swap contract (3)	9,080	10,000
	$42,140	$41,460

(1)	The Company has a deferred compensation plan for the benefit of certain highly compensated employees. The assets consist of investments in money market and mutual funds, and company-owned life insurance contracts, all of which are valued based on Level 1 or Level 2 valuation inputs. The related deferred compensation plan liabilities are recorded at fair value, or the estimated amount needed to settle the liability, which the Company also considers to be based on a Level 2 input.

(2)	The Company enters into foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. Valuation of the foreign currency forward contracts is based on observable foreign currency exchange rates in active markets, which the Company considers a Level 2 input.

(3)	The Company has an interest rate swap contract which hedges the forecasted interest payments on its borrowings (see Note 7 — Debt). To determine the fair value of this over-the-counter financial instrument, the Company relies on a mark-to-market valuation prepared by a third-party broker. The valuation is based on observable interest rates from recently executed market transactions or broker quotes corroborated by other observable market data. Accordingly, the fair value of the swap is determined under a Level 2 input. The Company independently corroborates the reasonableness of the swap valuation prepared by the third-party broker through the use of an electronic quotation service.

Disclosures about Offsetting of Assets and Liabilities

On January 1, 2013, the Company adopted FASB ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which updates FASB ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. These rules require certain disclosures of assets and liabilities resulting from derivative transactions, repurchase agreements, and securities lending arrangements. Among the required disclosures are the gross amounts of assets and liabilities resulting from these transactions, amounts potentially subject to offset under master netting arrangements, and resulting amounts recorded in the balance sheets.

The Company enters into a limited number of derivatives transactions but does not enter into repurchase agreements or securities lending transactions. In addition, the Company does not enter into master netting arrangements and receivables or payables that result from derivatives transactions are recorded gross in the Company’s Consolidated Balance Sheets. Information regarding the

Company’s derivatives contracts and related amounts recorded in the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 are included in the fair value table above.

Note 12 — Employee Benefits

Defined Benefit Pension Plans

The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company’s defined benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $0.8 and $0.6 million for the three months ended March 31, 2013 and 2012, respectively.

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

The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of March 31, 2013, the Company did not have any indemnification agreements that could require material payments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management’s Discussion and Analysis (“MD&A”) is to help facilitate the understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012. Historical results and percentage relationships are not necessarily indicative of operating results for future periods. References to “Gartner,” “the Company,” “we,” “our,” and “us” in this MD&A are to Gartner, Inc. and its subsidiaries.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Factors That May Affect Future Performance” and elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2012. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers should review carefully any risk factors described in other reports we filed with the SEC.

BUSINESS OVERVIEW

Gartner, Inc. (NYSE: IT) is the world’s leading information technology research and advisory company. We deliver the technology-related insight necessary for our clients to make the right decisions, every day. From CIOs and senior IT leaders in corporations and government agencies, to business leaders in high-tech and telecom enterprises and professional services firms, to supply chain professionals and technology investors, we are the valuable partner to clients in over 13,200 distinct organizations. We work with clients to research, analyze and interpret the business of IT within the context of their individual roles. Founded in 1979, Gartner is headquartered in Stamford, Connecticut, U.S.A., and as of March 31, 2013, we had 5,634 associates, including 1,452 research analysts and consultants, and clients in 85 countries.

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

EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION

We have executed a consistent growth strategy since 2005 to drive double-digit revenue and earnings growth. The fundamentals of our strategy are to create extraordinary research insight, deliver innovative and highly differentiated product offerings, build a strong sales capability, provide world class client service with a focus on client engagement and retention, and continuously improve our operational effectiveness.

We had total revenues of $406.8 million in the first quarter of 2013, an increase of 10% compared to the first quarter of 2012 and 11% excluding the unfavorable foreign exchange impact. Revenues increased by 13% in our Research segment and 19% in Events, while Consulting revenues declined by 3%. For a more complete discussion of our results by segment, see Segment Results below. We had net income of $36.7 million in the first quarter of 2013, an increase of 7% compared to first quarter 2012. Diluted earnings per share was $0.38 per share in first quarter of 2013 compared to $0.36 in first quarter 2012.

We refinanced our credit facility during the first quarter of 2013 to take advantage of favorable market conditions, provide for additional liquidity, and extend the maturity of our debt. Our total borrowing capacity under the new facility is $1.0 billion, including a $250.0 million expansion feature. We had $269.1 million of cash and cash equivalents at March 31, 2013 and we believe that our liquidity is adequate to fund our current plans. We continue to enhance shareholder value through our share repurchase plan, and during the first quarter we repurchased almost 1.0 million shares for a total cost of $48.5 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires the application of appropriate accounting policies and the use of estimates. Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements of Gartner, Inc. contained in our Annual Report on Form 10-K for the year ended December 31, 2012. Management considers the policies discussed below to be critical to an understanding of our financial statements because their application requires complex and subjective management judgments and estimates. Specific risks for these critical accounting policies are also described below.

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

The following table provides our total fees receivable, along with the related allowance for losses, as of the date indicated (in thousands):

	March 31, 2013	December 31, 2012
Total fees receivable	$447,525	$470,368
Allowance for losses	(6,120)	(6,400)
Fees receivable, net	$441,405	$463,968

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
20

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

RESULTS OF OPERATIONS

Overall Results

The following tables summarize the changes in selected income and expense lines in our interim Condensed Consolidated Statements of Operations for the periods indicated (dollars in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	$406,754	$369,171	$37,583	10%
Costs and expenses:
Cost of services and product development	163,737	146,463	(17,274)	(12)
Selling, general and administrative	180,478	162,518	(17,960)	(11)
Depreciation	7,100	5,895	(1,205)	(20)
Amortization of intangibles	1,334	739	(595)	(81)
Acquisition and integration charges	100	—	(100)	(100)
Operating income	54,005	53,556	449	1
Interest expense, net	(2,436)	(2,195)	(241)	(11)
Other income (expense), net	211	(978)	1,189	>100
Provision for income taxes	(15,105)	(16,162)	1,057	7
Net income	$36,675	$34,221	$2,454	7%

Total revenues for the three months ended March 31, 2013 increased $37.6 million, or 10%, compared to the same quarter in 2012, primarily driven by our Research segment, which had a double-digit revenue increase. Excluding the unfavorable impact of foreign currency translation, total quarterly revenues increased 11%. Please refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development increased $17.3 million, or 12%, in the first quarter of 2013 compared to the first quarter of 2012. The increase was primarily due to $13.0 million in higher payroll and related benefits costs due to increased headcount and merit salary increases. The increase was partially offset by the favorable impact of foreign currency translation. Cost of services and product development as a percentage of revenues was 40% for both quarters.

Selling, general and administrative (“SG&A”) increased $18.0 million, or 11%, quarter-over-quarter. The increase was primarily due to higher payroll and related benefits costs, which was partially offset by favorable foreign currency impact. The higher payroll costs resulted from additional headcount, higher sales commissions, and merit salary increases. The increased headcount includes our investment in additional quota-bearing sales associates, which increased 13% quarter-over-quarter, to 1,288 at March 31, 2013.

Depreciation expense increased 20% quarter-over-quarter due to an additional renovated building on our Stamford headquarters campus placed into service.

Amortization of intangibles increased to $1.3 million in the three months ended March 31, 2013 compared to $0.7 million in the same period in 2012 due to the addition of intangibles from the mid-year 2012 acquisition of Ideas International Limited.

Acquisition and Integration Charges was $0.1 million in the first quarter of 2013 and zero in the first quarter of 2012. These charges related to the acquisition of Ideas International Limited and included legal, consulting, severance, and other costs.

Operating Income increased by 1% quarter-over-quarter. Operating income as a percentage of revenues declined by approximately 2 points quarter-over-quarter, primarily due to our investment in additional headcount, to include the 13% growth in quote-bearing sales associates, and to a lesser extent, lower segment contributions in Consulting and Events.

Interest Expense, Net increased 11% quarter-over-quarter, primarily due to $0.3 million in write-offs of capitalized debt issuance costs related to our debt refinancing. The additional debt issuance charge was slightly offset by lower interest expense on our debt due to a lower average amount of debt outstanding.

Other (Expense) Income, Net consisted of net foreign currency exchange gains and losses.

Provision For Income Taxes was $15.1 million for the three months ended March 31, 2013 compared to $16.2 million in the three months ended March 31, 2012. The effective tax rate was 29.2% for the three months ended March 31, 2013 and 32.1% for the same period in 2012. The decrease in the effective tax rate was primarily due to the impact of tax law changes. The American Taxpayer Relief Act of 2012 (the “Tax Act”) was enacted in January of 2013 and contains beneficial tax provisions for the Company. Since the Tax Act was passed in 2013, approximately $1.5 million of tax benefits relating to its application was recorded by the Company in the first quarter of 2013.

Net Income increased 7% quarter-over-quarter while diluted earnings per share increased by 6%, due to the higher net income and a slightly lower number of weighted-average shares outstanding.

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

The following sections present the results of our three business segments:

Research

	As Of And For The Three Months Ended March 31, 2013	As Of And For The Three Months Ended March 31, 2012	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$310,331	$274,620	$35,711	13%
Gross contribution (1)	$215,214	$188,602	$26,612	14%
Gross contribution margin	69%	69%	—	—
Business Measurements:
Contract value (1)	$1,269,200	$1,110,928	$158,272	14%
Client retention	82%	82%	—	—
Wallet retention	98%	99%	(1%)	—

(1)	Dollars in thousands.

Research segment revenues increased 13% quarter-over-quarter. The impact of foreign currency translation was not significant. The segment gross contribution margin remained at 69%. Research contract value at March 31, 2013 increased 14% compared to March 31, 2012 with only a minimal impact from foreign currency translation. Contract value increased across all of the Company’s industry types, client sizes, and sales regions. Client retention was 82% for both quarterly periods while wallet retention declined by 1 point.

Consulting

	As Of And For The Three Months Ended March 31, 2013	As Of And For The Three Months Ended March 31, 2012	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$72,633	$74,563	$(1,930)	(3%)
Gross contribution (1)	$22,538	$27,600	$(5,062)	(18%)
Gross contribution margin	31%	37%	(6 points )	—
Business Measurements:
Backlog (1)	$97,500	$95,533	$1,967	2%
Billable headcount	528	476	52	11%
Consultant utilization	65%	70%	(5 points )	—
Average annualized revenue per billable headcount (1)	$404	$437	$(33)	(8%)

(1)	Dollars in thousands.

Consulting revenues decreased $1.9 million, or 3%, quarter-over-quarter. The decline was primarily due to lower revenues in our Strategic advisory (SAS) business, and to a lesser extent, lower revenues in our contract optimization business. Core consulting revenues were flat, but consultant utilization declined. Excluding the unfavorable impact of foreign currency translation, revenues decreased 2% quarter-over-quarter. The gross contribution margin declined by 6 points, primarily driven by the decline in utilization, and to a lesser extent, lower SAS and contract optimization revenue. Backlog at March 31, 2013 increased 2% compared to March 31, 2012.

Events

	As Of And For The Three Months Ended March 31, 2013	As Of And For The Three Months Ended March 31, 2012	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$23,790	$19,988	$3,802	19%
Gross contribution (1)	$7,108	$7,895	$(787)	(10%)
Gross contribution margin	30%	39%	(9 points )	—
Business Measurements:
Number of events	12	13	(1)	(8%)
Number of attendees	5,788	5,707	81	1%

(1)	Dollars in thousands.

Events revenues were $23.8 million in the first quarter of 2013, an increase of 19% compared to first quarter 2012. Excluding the foreign exchange impact, total Events revenues increased 20%. We held 12 events in the first quarter of 2013, which consisted of 10 ongoing events and 2 events that were moved into the quarter that were held in a different quarter in 2012. Two events that were held in the first quarter of 2012 will be held later in 2013.

Approximately $2.2 million of the revenue increase was due to the two events that were moved into the quarter. We also had $1.6 million in additional revenues from the 10 on-going events held in the quarter. Both attendees and exhibitors delivered double-digit revenue increases over the first quarter of 2012. The number of attendees was flat quarter-over-quarter while the number of exhibitors increased by double-digits. The gross contribution margin decreased 9 points due to a combination of factors, including higher operating expenses from several events that were upgraded or moved to larger facilities.

LIQUIDITY AND CAPITAL RESOURCES

The Company entered into a new five-year credit agreement in March 2013 that provides for a $150.0 million term loan and a $600.0 million revolving credit facility (the “2013 Credit Agreement”). Under the revolving credit facility, amounts may be borrowed, repaid, and re-borrowed through the maturity date of the agreement in March 2018. The credit arrangement contains an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, up to an additional $250.0 million in the aggregate.

We finance our operations primarily through cash generated from our on-going operating activities. At March 31, 2013, we had $269.1 million of cash and cash equivalents and $546.7 million of available borrowing capacity under our revolving credit facility. Our cash and cash equivalents are held in numerous locations throughout the world, with 62% held outside the United States at March 31, 2013. We believe that we have adequate liquidity and that the cash we expect to earn from our on-going operating activities, our existing cash balances, and the borrowing capacity we have under our revolving credit facility will be sufficient for our currently anticipated needs.

The following table summarizes the changes in the Company’s cash and cash equivalents (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Cash Increase (Decrease)
Cash provided by operating activities	$19,693	$18,679	$1,014
Cash used in investing activities	(9,648)	(7,118)	(2,530)
Cash used by financing activities	(36,906)	(17,556)	(19,350)
Net decrease in cash and cash equivalents	(26,861)	(5,995)	(20,866)
Effects of exchange rates	(3,928)	2,241	(6,169)
Beginning cash and cash equivalents	299,852	142,739	157,113
Ending cash and cash equivalents	$269,063	$138,985	$130,078
24

Operating

Operating cash flow increased by $1.0 million when comparing the three months ended March 31, 2013 to the same period in 2012. The increase was primarily due to $2.5 million in higher net income and to a lesser extent, lower cash payments for interest on our debt and higher landlord reimbursements from the renovation of our Stamford headquarters facility. These increases were partially offset by higher cash payments for bonus and commissions.

Investing

We used an additional $2.5 million of cash in our investment activities in the 2013 period which was primarily due to additional capital expenditures from the renovation of our Stamford headquarters facility. As of April 2013, the renovation was substantially completed.

Financing

We used $36.9 million of cash in our financing activities in the 2013 period compared to $17.6 million in 2012, an increase in cash used of $19.4 million. We had lower net cash proceeds from borrowings in the 2013 period, and we also paid $3.6 million of debt issuance costs related to our debt refinancing, and cash proceeds from employee stock compensation exercises also declined, primarily because there are fewer remaining stock options outstanding. Cash used for share repurchases in the first quarter of 2013 declined by $28.6 million compared to first quarter 2012.

OBLIGATIONS AND COMMITMENTS

2013 Credit Agreement

The 2013 Credit Agreement provides for a five-year, $150.0 million term loan and a $600.0 million revolving credit facility, and an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, by up to an additional $250.0 million in the aggregate. The Company had $200.0 million outstanding under the 2013 Credit Agreement as of March 31, 2013, which included $150.0 million outstanding under the term loan and $50.0 million outstanding under the revolver.

The term loan will be repaid in 16 consecutive quarterly installments which will commence on June 30, 2013, plus a final payment due on March 7, 2018, and may be prepaid at any time without penalty or premium at the Company’s option. The revolving credit facility may be used for loans, and up to $40.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until March 7, 2018, at which time all amounts borrowed must be repaid. See Note 7 — Debt herein in the Notes to the Condensed Consolidated Financial Statements for additional information regarding the 2013 Credit Agreement.

Off-Balance Sheet Arrangements

Through March 31, 2013, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

BUSINESS AND TRENDS

Our quarterly and annual revenues, operating income, and cash flows fluctuate as a result of many factors, including: the timing of our Symposium/ITxpo series that normally occurs during the fourth calendar quarter, as well as our other events; the amount of new business generated; the mix of domestic and international business; domestic and international economic conditions; changes in market demand for our products and services; changes in foreign currency rates; the timing of the development, introduction and marketing of new products and services; competition in the industry; the payment of performance compensation; and other factors. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of our 2012 Annual Report on Form 10-K which is incorporated herein by reference.

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

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU No. 2013-05 provides updated guidance to resolve diversity in practice concerning the release of the cumulative foreign currency translation adjustment into net income when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. When a company ceases to have a controlling financial interest in a subsidiary within a foreign entity, the company should recognize any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary had resided. Upon the partial sale of an equity method investment that is a foreign entity, the company should release into earnings a pro rata portion of the cumulative translation adjustment. Upon the partial sale of an equity method investment that is not a foreign entity, the company should release into earnings the cumulative translation adjustment if the partial sale represents a complete or substantially complete liquidation of the foreign entity that holds the equity method investment.

ASU No. 2013-05 is effective for the Company’s quarter ending March 31, 2014. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We have exposure to changes in interest rates arising from borrowings under our 2013 Credit Agreement. At March 31, 2013, we had $150.0 million outstanding under the term loan and $50.0 million outstanding under the revolver. Borrowings under this facility are floating rate, which may be either prime-based or Eurodollar-based. The rate paid for these borrowings includes a base floating rate plus a margin between 0.25% and 0.75% on prime borrowings and between 1.25% and 1.75% on Eurodollar-based borrowings.

We have an interest rate swap contract which effectively converts the floating base rate on the first $200.0 million of our borrowings to a 2.26% fixed rate. The Company only hedges the base interest rate risk on the first $200.0 million of its outstanding borrowings. Accordingly, we are exposed to interest rate risk on borrowings in excess of $200.0 million. A 25 basis point increase or decrease in interest rates would change pre-tax annual interest expense on the additional revolver borrowing capacity under the 2013 Credit Agreement (not including the expansion feature) by approximately $1.4 million.

FOREIGN CURRENCY RISK

We have customers in numerous countries, and 46% of our revenues for the fiscal year ended December 31, 2012 were derived from sales outside of the U.S. As a result, we conduct business in numerous currencies other than the U.S dollar. Among the major foreign currencies in which we conduct business are the Euro, the British Pound, the Japanese Yen, the Australian dollar, and the Canadian dollar. Our foreign currency exposure results in both translation risk and transaction risk:

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

A measure of the potential impact of foreign currency translation on our Condensed Consolidated Balance Sheets can be determined through a sensitivity analysis of our cash and cash equivalents. At March 31, 2013, we had $269.1 million of cash and cash equivalents, a substantial portion of which was denominated in foreign currencies. If the foreign exchange rates of the major currencies in which we operate changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on March 31, 2013, could have increased or decreased by approximately $12.0 million.

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

Transaction Risk

We have foreign exchange transaction risk since we typically enter into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency in which the foreign subsidiary operates. We typically enter into foreign currency forward exchange contracts to offset the effects of foreign currency transaction risk. These contracts are normally short term in duration and unrealized and realized gains and losses are recognized in current period earnings. At March 31,

2013, we had 43 outstanding foreign currency forward contracts with a total notional amount of $48.3 million and an immaterial net unrealized loss. Most of these outstanding contracts matured by the end of April 2013.

CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents, accounts receivable, and interest rate swap contracts. The majority of the Company’s cash and cash equivalents and its interest rate swap contract are with large investment grade commercial banks that are participants in the Company’s 2013 Credit Agreement. Accounts receivable balances deemed to be collectible from customers have limited concentration of credit risk due to our diverse customer base and geographic dispersion.

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

Management conducted an evaluation, as of March 31, 2013, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of our 2012 Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The Company has a $500.0 million share repurchase program to be utilized to acquire shares of Common Stock. Repurchases may be made from time-to-time through open market purchases, private transactions, tender offers or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s shared-based compensation awards. Repurchases will be funded from cash flow from operations and borrowings under the Company’s Credit Agreement. The following table provides detail related to repurchases of our Common Stock for treasury in the three months ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that may yet be Purchased Under our Share Repurchase Program (in thousands)
2013 (1)
January	1,841	$50.07
February	774,917	49.32
March	200,185	51.02
Total	976,943	$49.67	$187,000

(1)	The Company paid a total of $48.5 million in cash for share repurchases in the three months ended March 31, 2013.
28

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.1

Credit Agreement dated as of March 7, 2013 among Gartner, Inc.; Wells Fargo Bank, National Association and RBS Citizens, N.A., as Co-Syndication Agents; HSBC Bank USA, National Association, Keybank National Association, TD Bank, N.A., U.S. Bank National Association and Union Bank, N.A., as Co-Documentation Agents; JP Morgan Chase Bank, N.A., as Administrative Agent; and the several lenders thereto.

31.1	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32	Certification under 18 U.S.C. 1350.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

Items 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date: May 2, 2013	/s/ Christopher J. Lafond
Christopher J. Lafond
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
30