Form 10-Q/A
period 2013-03-31
GARTNER INC
filed 2013-05-02
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed solely for the purpose of correcting a typographical error relating to the number of quota-bearing sales associates on page 22 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, which was filed with the Securities & Exchange Commission on May 2, 2013 (the “Original Form 10-Q”). The number of quota-bearing sales associates as of March 31, 2013 was 1,461. The number that was included in the Original Form 10-Q was incorrect.

Items included in the Original Form 10-Q that are not amended by this Form 10-Q/A remain in effect as of the date of the Original Form 10-Q.

2

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

31.1	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32	Certification under 18 U.S.C. 1350.

3

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date: May 2, 2013	/s/ Christopher J. Lafond
Christopher J. Lafond
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

4