Form 10-Q
period 2013-06-30
GARTNER INC
filed 2013-08-02
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

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

As of July 26, 2013, 93,158,578 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$333,363	$299,852
Fees receivable, net of allowances of $6,300 and $6,400, respectively	432,011	463,968
Deferred commissions	77,884	87,933
Prepaid expenses and other current assets	80,100	75,713
Total current assets	923,358	927,466
Property, equipment and leasehold improvements, net	89,415	89,089
Goodwill	516,144	519,506
Intangible assets, net	8,834	11,821
Other assets	76,036	73,395
Total Assets	$1,613,787	$1,621,277
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$204,350	$287,763
Deferred revenues	749,240	692,237
Current portion of long-term debt	61,250	90,000
Total current liabilities	1,014,840	1,070,000
Long-term debt	143,750	115,000
Other liabilities	126,503	129,604
Total Liabilities	1,285,093	1,314,604
Stockholders’ Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 156,234,415 shares issued for both periods	78	78
Additional paid-in capital	698,293	679,871
Accumulated other comprehensive income, net	2,358	5,968
Accumulated earnings	991,671	908,482
Treasury stock, at cost, 63,077,653 and 62,873,100 common shares, respectively	(1,363,706)	(1,287,726)
Total Stockholders’ Equity	328,694	306,673
Total Liabilities and Stockholders’ Equity	$1,613,787	$1,621,277

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Research	$311,233	$278,302	$621,564	$552,922
Consulting	85,928	76,676	158,561	151,239
Events	48,886	42,504	72,676	62,492
Total revenues	446,047	397,482	852,801	766,653
Costs and expenses:
Cost of services and product development	177,904	161,247	341,641	307,710
Selling, general and administrative	185,629	165,221	366,107	327,739
Depreciation	7,017	6,182	14,117	12,077
Amortization of intangibles	1,404	928	2,738	1,667
Acquisition and integration charges	106	1,182	206	1,182
Total costs and expenses	372,060	334,760	724,809	650,375
Operating income	73,987	62,722	127,992	116,278
Interest expense, net	(2,144)	(2,153)	(4,580)	(4,348)
Other expense, net	(280)	(76)	(69)	(1,054)
Income before income taxes	71,563	60,493	123,343	110,876
Provision for income taxes	25,049	19,009	40,154	35,171
Net income	$46,514	$41,484	$83,189	$75,705

Income per common share:
Basic	$0.50	$0.44	$0.89	$0.81
Diluted	$0.49	$0.43	$0.87	$0.79
Weighted average shares outstanding:
Basic	93,574	93,350	93,584	93,383
Diluted	95,188	95,423	95,426	95,826

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$46,514	$41,484	$83,189	$75,705
Other comprehensive loss, net of tax:
Interest rate swap (cash flow hedge) – gain (loss)	814	(433)	1,375	(401)
Defined benefit pension plans – actuarial gain (loss)	1	(52)	24	(106)
Foreign currency translation adjustments	(1,220)	(4,339)	(5,009)	(1,663)
Other comprehensive loss	(405)	(4,824)	(3,610)	(2,170)
Comprehensive income	$46,109	$36,660	$79,579	$73,535

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2013	2012
Operating activities:
Net income	$83,189	$75,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	16,855	13,744
Stock-based compensation expense	19,574	18,802
Excess tax benefits from stock-based compensation	(17,114)	(16,728)
Deferred taxes	(1,747)	(3,401)
Amortization and write-off of debt issue costs	1,472	1,008
Changes in assets and liabilities, net of acquisition:
Fees receivable, net	27,071	30,660
Deferred commissions	8,847	9,726
Prepaid expenses and other current assets	(3,938)	(7,437)
Other assets	(2,528)	(1,845)
Deferred revenues	67,320	46,727
Accounts payable, accrued, and other liabilities	(58,685)	(67,509)
Cash provided by operating activities	140,316	99,452
Investing activities:
Additions to property, equipment and leasehold improvements	(19,635)	(20,642)
Acquisition (net of cash acquired)	—	(9,509)
Cash used in investing activities	(19,635)	(30,151)
Financing activities:
Proceeds from stock issued under stock plans	3,355	8,751
Proceeds from debt issuance	201,875	15,088
Payments for debt issuance costs	(3,553)	—
Payments on debt	(201,875)	(15,000)
Purchases of treasury stock	(98,000)	(84,675)
Excess tax benefits from stock-based compensation	17,114	16,728
Cash used by financing activities	(81,084)	(59,108)
Net increase in cash and cash equivalents	39,597	10,193
Effects of exchange rates on cash and cash equivalents	(6,086)	(2,401)
Cash and cash equivalents, beginning of period	299,852	142,739
Cash and cash equivalents, end of period	$333,363	$150,531

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Business and Basis of Presentation

Business. Gartner, Inc. is a global information technology research and advisory company founded in 1979 with its headquarters in Stamford, Connecticut. Gartner delivers its products and services globally through three business segments: Research, Consulting, and Events. When used in these notes, the terms “Gartner,” “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

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

The fiscal year of Gartner represents the twelve-month calendar period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and six months ended June 30, 2013 may not be indicative of the results of operations for the remainder of 2013.

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

Adoption of new accounting rules. The Company adopted new accounting rules in the six months ended June 30, 2013 related to accumulated other comprehensive income (see Note 2 — Comprehensive Income) and balance sheet offsetting of receivables and payables arising from derivative contracts (see Note 10 — Derivatives and Hedging). The adoption of these new rules resulted in additional disclosures only.

Note 2 — Comprehensive Income

On January 1, 2013, the Company adopted FASB Accounting Standards Update (“ASU”) 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB ASC Topic 220, Comprehensive Income. ASU 2013-2 requires entities to prospectively disclose additional information about changes in accumulated other comprehensive income (“AOCI’) balances by component and items reclassified out of AOCI to income during the period. ASU 2013-2 does not change the existing requirement to present the components of comprehensive income in the financial statements and is intended to improve the transparency of reclassification amounts and their impact on the financial statements. The information required by ASU 2013-2 is presented below.

The changes in AOCI by component (net of tax) for the three and six months ended June 30, 2013 are presented in the following tables (in thousands) (1):

For the three months ended June 30, 2013:

	Interest Rate Swap (Cash Flow Hedge)	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – March 31, 2013	$(5,449)	$(1,555)	$9,767	$2,763
Changes during the period:
Other comprehensive income (loss) before reclassifications	213	—	(1,220)	(1,007)
Reclassifications from AOCI to income (2), (3)	601	1	—	602
Other comprehensive income (loss) for the period	814	1	(1,220)	(405)
Balance – June 30, 2013	$(4,635)	$(1,554)	$8,547	$2,358

For the six months ended June 30, 2013:

	Interest Rate Swap (Cash Flow Hedge)	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2012	$(6,010)	$(1,578)	$13,556	$5,968
Changes during the period:
Other comprehensive income (loss) before reclassifications	207	17	(5,009)	(4,785)
Reclassifications from AOCI to income (2), (3)	1,168	7	—	1,175
Other comprehensive income (loss) for the period	1,375	24	(5,009)	(3,610)
Balance – June 30, 2013	$(4,635)	$(1,554)	$8,547	$2,358

(1)	Amounts in parentheses represent debits.

(2)
The reclassifications related to the interest rate swap (cash flow hedge) were recorded in Interest expense, net and exclude $0.4 million and $0.8 million of tax benefit reflected in the Provision for income taxes for the three and six months ended June 30, 2013, respectively. See Note 10 – Derivatives and Hedging for information regarding the hedge.

(3)
The reclassifications related to defined benefit pension plans were recorded in Selling, general and administrative expense and had an immaterial tax effect. See Note 12 – Employee Benefits for information regarding the Company’s defined benefit pension plans.

Note 3 — Earnings per Share

The following table sets forth the calculations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income used for calculating basic and diluted earnings per share	$46,514	$41,484	$83,189	$75,705
Denominator:
Weighted average number of common shares used in the calculation of basic earnings per share	93,574	93,350	93,584	93,383
Common stock equivalents associated with stock-based compensation plans (1)	1,614	2,073	1,842	2,443
Shares used in the calculation of diluted earnings per share	95,188	95,423	95,426	95,826
Basic earnings per share	$0.50	$0.44	$0.89	$0.81
Diluted earnings per share	$0.49	$0.43	$0.87	$0.79

(1)
Certain common stock equivalents were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. These shares totaled 0.4 million and 0.7 million for the three months ended June 30, 2013 and 2012, respectively, and 0.3 million and 0.7 million for the six months ended June 30, 2013 and 2012, respectively.

Note 4 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. At June 30, 2013, the Company had 6.1 million shares of its common stock, par value $.0005 per share (the “Common Stock”) available for awards of stock-based compensation under its 2003 Long-Term Incentive Plan.

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

Stock-Based Compensation Expense

The Company recognized the following amounts of stock-based compensation expense by award type and expense category in the periods indicated (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Award type:	2013	2012	2013	2012
Stock appreciation rights	$1.2	$1.0	$3.0	$2.6
Common stock equivalents	0.1	0.2	0.3	0.3
Restricted stock units	5.9	6.7	16.3	15.9
Total	$7.2	$7.9	$19.6	$18.8

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amount recorded in:	2013	2012	2013	2012
Cost of services and product development	$3.2	$3.2	$8.8	$8.6
Selling, general and administrative	4.0	4.7	10.8	10.2
Total stock-based compensation expense (1)	$7.2	$7.9	$19.6	$18.8

(1)
Includes charges of $1.7 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, for awards to retirement-eligible employees since these awards vest on an accelerated basis. The six months ended June 30, 2013 and 2012 include retirement-eligible charges of $8.8 million and $3.2 million, respectively.

As of June 30, 2013, the Company had $55.4 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted-average service period of approximately 2.5 years.

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

When SARs are exercised, the number of shares of Common Stock issued is calculated as follows: (1)the total proceeds from the SARs exercise (calculated as the closing price of the Common Stock on the date of exercise less the exercise price of the SARs, multiplied by the number of SARs exercised) is divided by (2)the closing price of the Common Stock as reported on the New York Stock Exchange on the exercise date. The Company withholds a portion of the shares of Common Stock issued upon exercise to satisfy minimum statutory tax withholding requirements. SARs recipients do not have any stockholder rights until after actual shares of Common Stock are issued in respect of the award, which is subject to the prior satisfaction of the vesting and other criteria relating to such grants.

The following table summarizes changes in SARs outstanding during the six months ended June 30, 2013:

	SARs (in millions)	Per Share Weighted- Average Exercise Price	Per Share Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2012	2.0	$24.59	$9.04	4.10 years
Granted	0.4	49.37	14.88	6.62 years
Forfeited	—	—	—	n/a
Exercised	(0.4)	18.80	7.02	n/a
Outstanding at June 30, 2013 (1), (2)	2.0	$30.11	$10.46	4.43 years
Vested and exercisable at June 30, 2013 (2)	1.0	$21.00	$7.98	3.42 years

n/a=not applicable.

(1)	As of June 30, 2013, 1.0 million of the SARs outstanding were unvested. The Company expects that substantially all of these unvested awards will vest in future periods.

(2)	Total SARs outstanding had an intrinsic value of $53.3 million. SARs vested and exercisable had an intrinsic value of $36.8 million.

The fair value of the SARs was estimated on the date of grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions:

	Six Months Ended
	June 30,
	2013	2012
Expected dividend yield (1)	—%	—%
Expected stock price volatility (2)	35%	40%
Risk-free interest rate (3)	0.8%	0.8%
Expected life in years (4)	4.5	4.6

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. Historically, Gartner has not paid cash dividends on its Common Stock.

(2)	The determination of expected stock price volatility was based on both historical Common Stock prices and implied volatility from publicly traded options in the Common Stock.

(3)	The risk-free interest rate is based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

(4)
The expected life represents the Company’s weighted-average estimate of the period of time the SARs are expected to be outstanding (defined as the period between the service inception date and the expected exercise date), which is based on historical exercise data.

Restricted Stock Units

Restricted stock units (RSUs) give the awardee the right to receive shares of Common Stock when the vesting conditions are met and the restrictions lapse, and each RSU that vests entitles the awardee to one common share. RSU awardees do not have any of the rights of a Gartner stockholder, including voting rights and the right to receive dividends and distributions, until the shares are released. The fair value of RSUs is determined on the date of grant based on the closing price of the Common Stock as reported by the New York Stock Exchange on that date. Service-based RSUs vest ratably over four years and are expensed on a straight-

line basis over four years. Performance-based RSUs are subject to both performance and service conditions, vest ratably over four years, and are expensed on an accelerated basis.

The following table summarizes the changes in RSUs outstanding during the six months ended June 30, 2013:

	Restricted Stock Units (RSUs) (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	2.5	$27.95
Granted (1)	0.6	49.71
Vested and released	(1.3)	22.44
Forfeited	—	—
Outstanding at June 30, 2013 (2), (3)	1.8	$38.65

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

The following table summarizes the changes in CSEs outstanding during the six months ended June 30, 2013:

	Common Stock Equivalents (CSEs)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	100,545	$16.89
Granted	4,640	56.04
Converted to common shares	(3,741)	56.04
Outstanding at June 30, 2013	101,444	$17.24

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

At June 30, 2013, the Company had 1.2 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718, and as a result the Company does not record stock-based compensation expense for employee share purchases. The Company received $2.2 million and $2.0 million in cash from purchases under the ESP Plan during the six months ended June 30, 2013 and 2012, respectively.

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

The following tables present information about the Company’s reportable segments (in thousands):

Three Months Ended June 30, 2013	Research	Consulting	Events	Consolidated
Revenues	$311,233	$85,928	$48,886	$446,047
Gross contribution	213,411	33,185	23,114	269,710
Corporate and other expenses				(195,723)
Operating income				$73,987

Three Months Ended June 30, 2012	Research	Consulting	Events	Consolidated
Revenues	$278,302	$76,676	$42,504	$397,482
Gross contribution	189,471	27,906	20,394	237,771
Corporate and other expenses				(175,049)
Operating income				$62,722

Six Months Ended June 30, 2013	Research	Consulting	Events	Consolidated
Revenues	$621,564	$158,561	$72,676	$852,801
Gross contribution	428,625	55,722	30,222	514,569
Corporate and other expenses				(386,577)
Operating income				$127,992

Six Months Ended June 30, 2012	Research	Consulting	Events	Consolidated
Revenues	$552,922	$151,239	$62,492	$766,653
Gross contribution	378,074	55,506	28,289	461,869
Corporate and other expenses				(345,591)
Operating income				$116,278

The following table provides a reconciliation of total segment gross contribution to net income for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Total segment gross contribution	$269,710	$237,771	$514,569	$461,869
Costs and expenses:
Cost of services and product development - unallocated (1)	1,567	1,536	3,409	2,926
Selling, general and administrative	185,629	165,221	366,107	327,739
Depreciation and amortization	8,421	7,110	16,855	13,744
Acquisition and integration charges	106	1,182	206	1,182
Operating income	73,987	62,722	127,992	116,278
Interest expense and other	2,424	2,229	4,649	5,402
Provision for income taxes	25,049	19,009	40,154	35,171
Net income	$46,514	$41,484	$83,189	$75,705

(1)
The unallocated amounts consist of certain bonus and related fringe costs recorded in Consolidated cost of services and product development expense that are not allocated to segment expense. The Company's policy is to only allocate bonus and related fringe charges to segments for up to 100% of the segment employee's target bonus. Amounts above 100% are absorbed by corporate.

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

The following table presents changes to the carrying amount of goodwill by reporting unit during the six months ended June 30, 2013 (in thousands):

	Research	Consulting	Events	Total
Balance, December 31, 2012 (1)	$377,225	$100,349	$41,932	$519,506
Foreign currency translation adjustments and other (2)	(2,814)	(529)	(19)	(3,362)
Balance, June 30, 2013	$374,411	$99,820	$41,913	$516,144

(1)	The Company does not have any accumulated goodwill impairment losses.

(2)	Includes the impact of foreign currency translation and certain immaterial goodwill adjustments.

Amortizable Intangible Assets

The following tables present reconciliations of the carrying amounts of amortizable intangible assets as of the dates indicated (in thousands):

June 30, 2013	Trade Name	Customer Relationships	Content	Software	Total
Gross cost, December 31, 2012	$6,019	$10,562	$3,447	$2,124	$22,152
Foreign currency translation adjustments	—	(334)	9	(4)	(329)
Gross cost	6,019	10,228	3,456	2,120	21,823
Accumulated amortization (1)	(4,172)	(7,126)	(936)	(755)	(12,989)
Balance, June 30, 2013	$1,847	$3,102	$2,520	$1,365	$8,834

December 31, 2012	Trade Name	Customer Relationships	Content	Software	Total
Gross cost	$6,019	$10,562	$3,447	$2,124	$22,152
Accumulated amortization (1)	(3,531)	(5,896)	(497)	(407)	(10,331)
Balance, December 31, 2012	$2,488	$4,666	$2,950	$1,717	$11,821

(1)	Intangible assets are being amortized against earnings over the following periods: Trade name—2 to 5 years; Customer relationships—4 years; Content—4 years; Software—3 years.

Aggregate amortization expense related to intangible assets was $1.4 million and $0.9 million for the three months ended June 30, 2013 and 2012, respectively, and $2.7 million and $1.7 million for the six months ended June 30, 2013 and 2012, respectively.

The estimated future amortization expense by year from amortizable intangibles is as follows (in thousands):

2013 (remaining six months)	$2,706
2014	3,531
2015	1,923
2016	674
$8,834

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

The 2013 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum interest expense coverage ratio, and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, make investments and enter into certain transactions with affiliates. The 2013 Credit Agreement contains customary events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, cross defaults to certain other indebtedness, bankruptcy and insolvency events, ERISA defaults, material judgments, and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0%, allows the lenders to terminate their obligations to lend under the 2013 Credit Agreement and could result in the acceleration of Gartner’s obligations under the credit facility and an obligation of any or all of the guarantors to pay the full amount of Gartner’s obligations under the credit facility. As of June 30, 2013, the Company was in full compliance with the loan covenants.

The following table provides information regarding the Company’s total outstanding borrowings:

	Amount	Contractual	Amount
	Outstanding	Annualized	Outstanding
	June 30,	Interest Rate	December 31,
	2013	June 30,	2012
Description:	(In thousands)	2013	(In thousands)
Term loans (1)	$148,125	1.65%	$150,000
Revolver loans (1), (2)	51,875	1.65%	50,000
Other (3)	5,000	3.00%	5,000
Total	$205,000		$205,000

(1)
Both the term and revolver loan rates consisted of a floating Eurodollar base rate of 0.27% plus a margin of 1.38%. However, the Company has an interest rate swap contract which converts the floating Eurodollar base rate to a 2.26% fixed base rate on the first $200.0 million of Company borrowings (see below). As a result, the Company’s effective annual interest rate on the $200.0 million of outstanding debt under the 2013 Credit Facility as of June 30, 2013, including the margin, was 3.64%.

(2)	The Company had $544.9 million of available borrowing capacity on the revolver (not including the expansion feature) as of June 30, 2013.

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

The Company accounts for the interest rate swap as a cash flow hedge in accordance with FASB ASC Topic 815. Since the swap is hedging forecasted interest payments, changes in the fair value of the swap are recorded in OCI as long as the swap continues to be a highly effective hedge of the designated interest rate risk. Any ineffective portion of change in the fair value of the hedge is recorded in earnings. The swap continued to be a highly effective hedge of the forecasted interest payments as of June 30, 2013. The interest rate swap had a negative fair value to the Company of $7.7 million and $10.0 million at June 30, 2013 and December 31, 2012, respectively, which is deferred and classified in OCI, net of tax effect.

Letters of Credit

The Company had $10.0 million of letters of credit and related guarantees outstanding at June 30, 2013. The Company enters into these instruments in the ordinary course of business to facilitate transactions with customers and others.

Note 8 — Equity

Share Repurchase Program

The Company has a $500.0 million share repurchase program, of which $142.8 million remained available for share repurchases as of June 30, 2013. Repurchases may be made from time-to-time through open market purchases, private transactions, tender offers or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the market price of the stock, the Company’s financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s shared-based compensation awards. Repurchases may be funded from operating cash flow or borrowings.

The Company’s share repurchase activity is included in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Number of shares repurchased (1)	865,325	184,831	1,842,268	2,164,260
Cost of repurchased shares (in thousands)	$49,472	$7,517	$98,000	$84,674

(1)	The average purchase price for the shares was $57.17 and $53.19 for the three and six months ended June 30, 2013 and $40.67 and $39.12 for the three and six months ended June 30, 2012, respectively.

Note 9 — Income Taxes

The provision for income taxes was $25.0 million for the three months ended June 30, 2013 compared to $19.0 million in the three months ended June 30, 2012. The effective tax rate was 35.0% for the three months ended June 30, 2013 and 31.4% for the same period in 2012. The increase in the effective tax rate was primarily due to a change in the estimated annual mix of pre-tax income by jurisdiction as well as the impact of certain state tax credits recognized in the three months ended June 30, 2012.

The provision for income taxes was $40.2 million for the six months ended June 30, 2013 compared to $35.2 million in the six months ended June 30, 2012. The effective tax rate was 32.6% for the six months ended June 30, 2013 and 31.7% for the same period in 2012. The increase in the effective tax rate was primarily due to a change in the estimated annual mix of pre-tax income by jurisdiction and the benefit recognized in 2012 for the impact of state tax credits noted above. These items were partially offset by a benefit recognized in the first half of 2013 for the enactment of The American Taxpayer Relief Act of 2012.

As of June 30, 2013 and December 31, 2012, the Company had gross unrecognized tax benefits of $18.4 million and $17.6 million, respectively. The unrecognized tax benefits relate primarily to the utilization of certain tax attributes. It is reasonably possible that the gross unrecognized tax benefits will decrease by $3.7 million within the next 12 months, due to anticipated closure of audits and the expiration of certain statutes of limitation. The Company classifies uncertain tax positions not expected to be settled within one year as long term liabilities. As of June 30, 2013 and December 31, 2012, the Company had Other liabilities of $14.7 million and $13.1 million, respectively, related to long term uncertain tax positions.

In July 2013 the Internal Revenue Service closed its audit of the Company's federal income tax returns for the 2008 and 2009 tax years. The resolution of the audit did not result in any material adjustments to the Company's consolidated financial statements.

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

June 30, 2013
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI
Interest rate swap (1)	1	$200,000	$(7,725)	Other liabilities	$(4,635)
Foreign currency forwards (2)	38	24,000	(52)	Accrued Liabilities	—
Total	39	$224,000	$(7,777)		$(4,635)

December 31, 2012
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI
Interest rate swap (1)	1	$200,000	$(10,000)	Other liabilities	$(6,010)
Foreign currency forwards (2)	68	76,100	4	Current assets	—
Total	69	$276,100	$(9,996)		$(6,010)

(1)
This swap has been designated, and is accounted for, as a cash flow hedge of the forecasted interest payments on borrowings (see Note 7 — Debt). As a result, changes in fair value of this swap are deferred and are recorded in OCI, net of tax effect.

(2)
The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to offset the economic effects of these foreign currency transaction risks. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other expense, net since the Company does not designate these contracts as hedges for accounting purposes. The majority of the outstanding contracts at June 30, 2013 matured by the end of July 2013.

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

The following table provides information regarding derivative gains and losses that have been recognized in the Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amount recorded in:	2013	2012	2013	2012
Interest expense, net (1)	$1,008	$903	$1,947	$1,750
Other expense (income), net (2)	85	(353)	158	(599)
Total expense, net	$1,093	$550	$2,105	$1,151

(1)	Consists of interest expense from an interest rate swap contract.

(2)	Consists of realized and unrealized gains and losses on foreign currency forward contracts.

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

The Company’s assets and liabilities remeasured to fair value are presented in the following table for the periods indicated (in thousands):

	Fair Value	Fair Value
Description:	June 30, 2013	December 31, 2012
Assets:
Deferred compensation plan assets (1)	$29,528	$27,795
Foreign currency forward contracts (2)	36	204
	$29,564	$27,999
Liabilities:
Deferred compensation plan liabilities (1)	$33,093	$31,260
Foreign currency forward contracts (2)	88	200
Interest rate swap contract (3)	7,725	10,000
	$40,906	$41,460

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

Disclosures about Offsetting of Assets and Liabilities

On January 1, 2013, the Company adopted FASB ASU No. 2013-1, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which updates FASB ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. These rules require certain disclosures of assets and liabilities resulting from derivative transactions, repurchase agreements, and securities lending arrangements. Among the required disclosures are the gross amounts of assets and liabilities resulting from these transactions, amounts potentially subject to offset under master netting arrangements, and resulting amounts recorded in the balance sheets.

The Company enters into a limited number of derivatives transactions but does not enter into repurchase agreements or securities lending transactions. In addition, the Company does not enter into master netting arrangements and receivables or payables that result from derivatives transactions are recorded gross in the Company’s Consolidated Balance Sheets. Information regarding the Company’s derivatives contracts and related amounts recorded in the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 are included in the fair value table above.

Note 12 — Employee Benefits

Defined Benefit Pension Plans

The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company’s defined benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $0.8 million and $0.7 million for the three months ended June 30, 2013 and 2012, respectively, and $1.6 million and $1.3 million for the six months ended June 30, 2013 and 2012, respectively.

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

The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of June 30, 2013, the Company did not have any indemnification agreements that could require material payments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management’s Discussion and Analysis (“MD&A”) is to help facilitate the understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 10-K"). Historical results and percentage relationships are not necessarily indicative of operating results for future periods. References to “Gartner,” “the Company,” “we,” “our,” and “us” in this MD&A are to Gartner, Inc. and its consolidated subsidiaries.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Factors That May Affect Future Performance” and elsewhere in this Quarterly Report and in the 2012 10-K. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers should review carefully any risk factors described in the 2012 10-K.

BUSINESS OVERVIEW

Gartner, Inc. (NYSE: IT) is the world’s leading information technology research and advisory company. We deliver the technology-related insight necessary for our clients to make the right decisions, every day. From CIOs and senior IT leaders in corporations and government agencies, to business leaders in high-tech and telecom enterprises and professional services firms, to supply chain professionals and technology investors, we are the valuable partner to clients in over 13,315 distinct organizations. We work with clients to research, analyze and interpret the business of IT within the context of their individual roles. Founded in 1979, Gartner is headquartered in Stamford, Connecticut, U.S.A., and as of June 30, 2013, we had 5,744 associates, including 1,457 research analysts and consultants, and clients in 85 countries.

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

We had total revenues of $446.0 million in the second quarter of 2013, an increase of 12% compared to the second quarter of 2012 on a reported basis and 13% adjusted for foreign exchange impact. Revenues increased by double-digits in all three of our business segments. For a more complete discussion of our results by segment, see Segment Results below. We had net income of $46.5 million in the second quarter of 2013, an increase of 12% compared to second quarter 2012. Diluted earnings per share was $0.49 per share in second quarter of 2013 compared to $0.43 in second quarter 2012.

Our operating cash flow increased 41%, to $140.3 million, for the first half of 2013 compared to first half 2012, and we had $333.4 million of cash and cash equivalents at June 30, 2013. We believe that our liquidity is adequate to fund our current plans. We continue to enhance shareholder value through our share repurchase plan, and during the first half of 2013 we repurchased 1.8 million shares of our Common Stock for a total cost of $98.0 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires the application of appropriate accounting policies and the use of estimates. Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements of Gartner, Inc. contained in the 2012 10-K. Management considers the policies discussed below to be critical to an understanding of our financial statements because their application requires complex and subjective management judgments and estimates. Specific risks for these critical accounting policies are also described below.

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

The following table provides our total fees receivable, along with the related allowance for losses, as of the date indicated (in thousands):

	June 30, 2013	December 31, 2012
Total fees receivable	$438,311	$470,368
Allowance for losses	(6,300)	(6,400)
Fees receivable, net	$432,011	$463,968

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

RESULTS OF OPERATIONS

Overall Results

The following tables summarize the changes in selected income and expense lines in our interim Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	$446,047	$397,482	$48,565	12%
Costs and expenses:
Cost of services and product development	177,904	161,247	(16,657)	(10)
Selling, general and administrative	185,629	165,221	(20,408)	(12)
Depreciation	7,017	6,182	(835)	(14)
Amortization of intangibles	1,404	928	(476)	(51)
Acquisition and integration charges	106	1,182	1,076	91
Operating income	73,987	62,722	11,265	18
Interest expense, net	(2,144)	(2,153)	9	—
Other expense, net	(280)	(76)	(204)	>(100)
Provision for income taxes	25,049	19,009	(6,040)	(32)
Net income	$46,514	$41,484	$5,030	12%

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	$852,801	$766,653	$86,148	11%
Costs and expenses:
Cost of services and product development	341,641	307,710	(33,931)	(11)
Selling, general and administrative	366,107	327,739	(38,368)	(12)
Depreciation	14,117	12,077	(2,040)	(17)
Amortization of intangibles	2,738	1,667	(1,071)	(64)
Acquisition and integration charges	206	1,182	976	83
Operating income	127,992	116,278	11,714	10
Interest expense, net	(4,580)	(4,348)	(232)	(5)
Other expense, net	(69)	(1,054)	985	93
Provision for income taxes	40,154	35,171	(4,983)	(14)
Net income	$83,189	$75,705	$7,484	10%

Total revenues for the three months ended June 30, 2013 increased $48.6 million, or 12%, compared to the same quarter in 2012, with double-digit revenue increases in all three of our business units. Excluding the impact of foreign currency translation, quarterly revenues increased 13%. For the six month periods, total revenues increased to $852.8 million in 2013, an 11% increase over 2012, or 12% excluding the impact of foreign currency translation. Please refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development increased $16.7 million, or 10%, in the second quarter of 2013 compared to the second quarter of 2012. The increase was primarily due to $14.0 million in higher payroll and related benefits costs due to increased headcount and merit salary increases. We also had $2.5 million in additional conference expense as the number of events increased in the 2013 quarter. These increased expenses were partially offset by the favorable impact of foreign currency translation. Cost of services and product development as a percentage of revenues was 40% and 41% for the second quarter of 2013 and 2012, respectively.

For the six month periods, Cost of services and product development expense increased $33.9 million, or 11%, in 2013 compared to the same period in 2012. Consistent with the quarterly increase, the additional charge was primarily due to higher payroll and benefit costs due to increased headcount and merit salary increases, and to a lesser extent, higher conference expenses. These increases were partially offset by favorable currency impact. Cost of services and product development as a percentage of revenues was 40% for both six month periods.

Selling, general and administrative (“SG&A”) expense increased $20.4 million, or 12% quarter-over-quarter. The increase was primarily due to higher payroll and related benefits costs, which was partially offset by favorable foreign currency impact. The higher payroll costs resulted from additional headcount, higher sales commissions, and merit salary increases. The increased headcount includes our investment in additional quota-bearing sales associates, which increased 14%, to 1,549 at June 30, 2013. SG&A expense increased 12%, or $38.4 million, in the six months ended June 30, 2013 compared to the same period in the prior year. Consistent with the quarter increase, the additional charges were primarily driven by higher payroll costs.

Depreciation expense increased 14% and 17% in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 due to two renovated buildings on our Stamford headquarters campus being placed into service.

Amortization of intangibles increased in both the three and six months ended June 30, 2013 compared to the same periods in 2012 due to the addition of intangibles from the mid-year 2012 acquisition of Ideas International Limited.

Acquisition and integration charges relate to the acquisition of Ideas International Limited in 2012 and include legal, consulting, severance, and other costs.

Operating income increased $11.3 million, or 18%, quarter-over-quarter. Operating income as a percentage of revenues increased by 1 point quarter-over-quarter, to 17% in the second quarter of 2013 compared to 16% in the second quarter of 2012, primarily due to a higher segment contribution in Research and to a lesser extent, higher contributions in both Consulting and Events. For the six month periods, operating income increased $11.7 million, or 10%. As a percentage of revenues, operating income was 15% for both six month periods.

Interest expense, net was flat quarter-over-quarter. For the six month periods, interest expense, net increased 5% in the 2013 period, which was primarily due to $0.3 million in write-offs of capitalized debt issuance costs related to our debt refinancing.

Other expense, net consisted of net foreign currency exchange gains and losses.

Provision for income taxes was $25.0 million for the three months ended June 30, 2013 compared to $19.0 million in the three months ended June 30, 2012. The effective tax rate was 35.0% for the three months ended June 30, 2013 and 31.4% for the same period in 2012. The increase in the effective tax rate was primarily due to a change in the estimated annual mix of pre-tax income by jurisdiction as well as the impact of certain state tax credits recognized in the three months ended June 30, 2012.

Provision for income taxes was $40.2 million for the six months ended June 30, 2013 compared to $35.2 million in the six months ended June 30, 2012. The effective tax rate was 32.6% for the six months ended June 30, 2013 and 31.7% for the same period in 2012. The increase in the effective tax rate was primarily due to a change in the estimated annual mix of pre-tax income by jurisdiction and the benefit recognized in 2012 for the impact of state tax credits noted above. These items were partially offset by a benefit recognized in the first half of 2013 for the enactment of The American Taxpayer Relief Act of 2012.

Net income increased 12% quarter-over-quarter while diluted earnings per share increased by 14%, due to the higher net income and a slightly lower number of weighted-average shares outstanding. For the six month periods, net income increased 10% while diluted earnings per share also increased 10%, again primarily due to the higher net income.

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

The following sections present the results of our three business segments:

Research

	As Of And For The Three Months Ended June 30, 2013	As Of And For The Three Months Ended June 30, 2012	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2013	As Of And For The Six Months Ended June 30, 2012	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$311,233	$278,302	$32,931	12%	$621,564	$552,922	$68,642	12%
Gross contribution (1)	$213,411	$189,471	$23,940	13%	$428,625	$378,074	$50,551	13%
Gross contribution margin	69%	68%	1 point	—	69%	68%	1 point	—
Business Measurements:
Contract value (1)	$1,293,027	$1,141,461	$151,566	13%
Client retention	82%	83%	(1) point	—
Wallet retention	97%	99%	(2) points	—

(1)	Dollars in thousands.

Research segment revenues increased 12% quarter-over-quarter. The impact of foreign currency translation was not significant. The segment gross contribution margin increased by 1 point, to 69%, due to the higher revenues and the operating leverage in this business. When comparing the six month periods, revenues increased 12% in 2013, and 13% adjusted for the impact of foreign exchange. The segment gross contribution increased 1 point when comparing the 2013 to 2012, again due to the higher revenues and the operating leverage in this business.

Research contract value at June 30, 2013 increased 13% compared to June 30, 2012 with only a minimal impact from foreign currency translation. Contract value increased across all of the Company’s client sizes and sales regions. At June 30, 2013, client retention was 82% and wallet retention was 97%.

Consulting

	As Of And For The Three Months Ended June 30, 2013	As Of And For The Three Months Ended June 30, 2012	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2013	As Of And For The Six Months Ended June 30, 2012	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$85,928	$76,676	$9,252	12%	$158,561	$151,239	$7,322	5%
Gross contribution (1)	$33,185	$27,906	$5,279	19%	$55,722	$55,506	$216	—%
Gross contribution margin	39%	36%	3 points	—	35%	37%	(2) points	—
Business Measurements:
Backlog (1)	$93,954	$93,100	$854	1%
Billable headcount	518	481	37	8%
Consultant utilization	68%	67%	1 point	—	66%	68%	(2) points	—
Average annualized revenue per billable headcount (1)	$428	$425	$3	1%	$416	$431	$(15)	(3)%

(1)	Dollars in thousands.

Consulting revenues increased $9.3 million, or 12%, quarter-over-quarter and 13% excluding the unfavorable impact of foreign exchange. The increase was primarily due to higher revenues in both the contract optimization business and core consulting. The gross contribution margin improved by 3 points, driven by higher revenues in the contract optimization business and to a lesser extent, in core consulting.

For the six month periods, Consulting revenues increased 5% in 2013, due to higher contract optimization and core consulting revenues, which were partially offset by lower strategic advisory (SAS) revenues. Excluding the unfavorable impact of foreign currency translation, Consulting revenues increased 6% in 2013. The gross contribution margin declined by 2 points, primarily due to lower consultant utilization and additional headcount. Backlog was $94.0 million at June 30, 2013, an increase of 1% compared to June 30, 2012.

Events

	As Of And For The Three Months Ended June 30, 2013	As Of And For The Three Months Ended June 30, 2012	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2013	As Of And For The Six Months Ended June 30, 2012	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$48,886	$42,504	$6,382	15%	$72,676	$62,492	$10,184	16%
Gross contribution (1)	$23,114	$20,394	$2,720	13%	$30,222	$28,289	$1,933	7%
Gross contribution margin	47%	48%	(1) point	—	42%	45%	(3) points	—
Business Measurements:
Number of events	25	21	4	19%	37	34	3	9%
Number of attendees	12,098	12,540	(442)	(4)%	17,886	18,247	(361)	(2)%

(1)	Dollars in thousands.

Events revenues increased 15% quarter-over-quarter, or $6.4 million. The impact of foreign currency translation was not significant. The 25 events held in the second quarter of 2013 consisted of 17 ongoing events, 4 new event launches and 4 events moved in to the quarter. Three events held in the second quarter of 2012 were moved to another quarter in 2013, while one was discontinued. Approximately $4.0 million of the revenue increase was due to the ongoing events, $2.0 million for the event launches, and $0.4 million for the events moved into the quarter on a net basis. The overall number of attendees declined slightly and exhibitors increased 23%, while average revenue per attendee increased 16% and average revenue per exhibitor declined 3%. The gross contribution margin decreased 1 point, primarily due to lower contributions from the event launches, which had lower margins than the events moved to another quarter. New events typically have lower profitability in their early years.

For the six month periods, Events revenues increased $10.2 million in 2013 when compared to 2012, or 16%, primarily due to higher revenues from our ongoing events. Adjusted for the unfavorable impact of foreign currency translation, revenues increased 17%. The 37 events held through June 30, 2013 consisted of 31 ongoing events, 4 new event launches, and two events moved in. Overall, we had a slight decrease in the number of attendees but a 21% increase in the number of exhibitors. Average revenue increased 17% for attendees but declined slightly for exhibitors. The gross contribution margin decreased 3 points due to a number of factors, including higher operating expenses from several events that were upgraded or moved to large facilities.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations primarily through cash generated from our on-going operating activities. At June 30, 2013, we had $333.4 million of cash and cash equivalents and $544.9 million of available borrowing capacity under our revolving credit facility (without the expansion feature). Our cash and cash equivalents are held in numerous locations throughout the world, with approximately 60% held outside the United States at June 30, 2013. We believe that we have adequate liquidity and that the cash we expect to earn from our on-going operating activities, our existing cash balances, and the borrowing capacity we have under our revolving credit facility will be sufficient for our currently anticipated needs.

The following table summarizes the changes in the Company’s cash and cash equivalents (in thousands):

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Cash Increase (Decrease)
Cash provided by operating activities	$140,316	$99,452	$40,864
Cash used in investing activities	(19,635)	(30,151)	10,516
Cash used by financing activities	(81,084)	(59,108)	(21,976)
Net decrease in cash and cash equivalents	39,597	10,193	29,404
Effects of exchange rates	(6,086)	(2,401)	(3,685)
Beginning cash and cash equivalents	299,852	142,739	157,113
Ending cash and cash equivalents	$333,363	$150,531	$182,832

Operating

Operating cash flow increased by $40.9 million, or 41%, when comparing the six months ended June 30, 2013 to the same period in 2012. The increase was primarily due to earlier collections and the higher net income, as well as other positive working capital changes. These increases were partially offset by higher cash payments for bonus and commissions.

Investing

Cash used in our investing activities decreased by $10.5 million when comparing the six months ended June 30, 2013 to June 30, 2012. The decrease was primarily due to the $9.5 million of cash used in the 2012 period for the acquisition of Ideas International.

Financing

We used $81.1 million of cash in our financing activities in the six months ended June 30, 2013 period compared to $59.1 million in the same period in 2012, an increase in cash used of $22.0 million, primarily due to additional cash used for share repurchases, which totaled $98.0 million in the 2013 period compared to $84.7 million in 2012. We also had lower cash proceeds realized from option exercises and our ESPP plan in the 2013 period.

OBLIGATIONS AND COMMITMENTS

2013 Credit Agreement

The Company has a five-year credit arrangement that it entered into in March 2013 that provides for a $150.0 million term loan and a $600.0 million revolving credit facility (the “2013 Credit Agreement”). Under the revolving credit facility, amounts may be borrowed, repaid, and re-borrowed through the maturity date of the agreement in March 2018. The credit arrangement contains an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, up to an additional $250.0 million in the aggregate. The Company had $200.0 million outstanding under the 2013 Credit Agreement as of June 30, 2013, which included $148.1 million outstanding under the term loan and $51.9 million outstanding under the revolver.

The term loan will be repaid in 16 consecutive quarterly installments which commenced on June 30, 2013, plus a final payment due on March 7, 2018, and may be prepaid at any time without penalty or premium at the Company’s option. The revolving credit facility may be used for loans, and up to $40.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until March 7, 2018, at which time all amounts borrowed must be repaid. See Note 7 — Debt herein in the Notes to the Condensed Consolidated Financial Statements for additional information regarding the 2013 Credit Agreement.

Off-Balance Sheet Arrangements

Through June 30, 2013, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We have exposure to changes in interest rates arising from borrowings under our 2013 Credit Agreement. At June 30, 2013, we had $148.1 million outstanding under the term loan and $51.9 million outstanding under the revolver. Borrowings under this facility are floating rate, which may be either prime-based or Eurodollar-based. The rate paid for these borrowings includes a base floating rate plus a margin between 0.25% and 0.75% on prime borrowings and between 1.25% and 1.75% on Eurodollar-based borrowings.

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

A measure of the potential impact of foreign currency translation on our Condensed Consolidated Balance Sheets can be determined through a sensitivity analysis of our cash and cash equivalents. At June 30, 2013, we had $333.4 million of cash and cash equivalents, a substantial portion of which was denominated in foreign currencies. If the foreign exchange rates of the major currencies in which we operate changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on June 30, 2013, could have increased or decreased by approximately $16.0 million.

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

Transaction Risk

We have foreign exchange transaction risk since we typically enter into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency in which the foreign subsidiary operates. We typically enter into foreign currency forward exchange contracts to offset the effects of foreign currency transaction risk. These contracts are normally short term in duration and unrealized and realized gains and losses are recognized in current period earnings. At June 30, 2013, we had 38 outstanding foreign currency forward contracts with a total notional amount of $24.0 million and an immaterial net unrealized loss. Most of these outstanding contracts matured by the end of July 2013.

CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents, accounts receivable, and interest rate swap contracts. The majority of the Company’s cash and cash equivalents, its interest rate swap contract, and its foreign exchange contracts are with large investment grade commercial banks that are participants in the Company’s 2013 Credit Agreement. Accounts receivable balances deemed to be collectible from customers have limited concentration of credit risk due to our diverse customer base and geographic dispersion.

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

Management conducted an evaluation, as of June 30, 2013, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of the 2012 10-K and is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The Company has a $500.0 million share repurchase program that it may utilize to acquire shares of Common Stock. Repurchases may be made from time-to-time through open market purchases, private transactions, tender offers or other transactions and repurchased shares are placed into treasury. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance, legal restrictions and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s shared-based compensation awards. Repurchases will be funded from cash flow from operations and borrowings under the Company’s 2013 Credit Agreement. The following table provides detail related to repurchases of our Common Stock during the six months ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that may yet be Purchased Under our Share Repurchase Program (in thousands)
2013 (1)
January	1,841	$50.07
February	774,917	49.32
March	200,185	51.02
Total	976,943	$49.67

April	1,060	$56.23
May	392,840	57.41
June	471,425	56.97
Total	865,325	$57.17	$142,800

(1)	The Company paid $49.5 million and $98.0 million in cash for share repurchases in the three and six months ended June 30, 2013, respectively.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
31.1	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32	Certification under 18 U.S.C. 1350.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

Items 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date:	August 2, 2013	/s/ Christopher J. Lafond
Christopher J. Lafond
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)