Form 10-Q
period 2013-09-30
GARTNER INC
filed 2013-11-07
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

As of October 28, 2013, 92,177,533 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$374,521	$299,852
Fees receivable, net of allowances of $6,100 and $6,400, respectively	392,174	463,968
Deferred commissions	77,390	87,933
Prepaid expenses and other current assets	91,070	75,713
Total current assets	935,155	927,466
Property, equipment and leasehold improvements, net	90,198	89,089
Goodwill	518,555	519,506
Intangible assets, net	7,535	11,821
Other assets	76,955	73,395
Total Assets	$1,628,398	$1,621,277
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$224,873	$287,763
Deferred revenues	754,120	692,237
Current portion of long-term debt	65,000	90,000
Total current liabilities	1,043,993	1,070,000
Long-term debt	140,000	115,000
Other liabilities	122,770	129,604
Total Liabilities	1,306,763	1,314,604
Stockholders’ Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 156,234,415 shares issued for both periods	78	78
Additional paid-in capital	707,439	679,871
Accumulated other comprehensive income, net	6,734	5,968
Accumulated earnings	1,029,865	908,482
Treasury stock, at cost, 64,059,116 and 62,873,100 common shares, respectively	(1,422,481)	(1,287,726)
Total Stockholders’ Equity	321,635	306,673
Total Liabilities and Stockholders’ Equity	$1,628,398	$1,621,277

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Research	$316,518	$284,048	$938,082	$836,970
Consulting	70,149	71,731	228,710	222,970
Events	24,038	18,627	96,714	81,119
Total revenues	410,705	374,406	1,263,506	1,141,059
Costs and expenses:
Cost of services and product development	161,735	151,143	503,376	458,853
Selling, general and administrative	181,546	164,888	547,653	492,627
Depreciation	7,258	6,301	21,375	18,378
Amortization of intangibles	1,351	1,362	4,089	3,029
Acquisition and integration charges	72	944	278	2,126
Total costs and expenses	351,962	324,638	1,076,771	975,013
Operating income	58,743	49,768	186,735	166,046
Interest expense, net	(2,124)	(2,209)	(6,704)	(6,557)
Other income (expense), net	5	(748)	(64)	(1,802)
Income before income taxes	56,624	46,811	179,967	157,687
Provision for income taxes	18,430	15,436	58,584	50,607
Net income	$38,194	$31,375	$121,383	$107,080

Income per common share:
Basic	$0.41	$0.34	$1.30	$1.15
Diluted	$0.40	$0.33	$1.28	$1.12
Weighted average shares outstanding:
Basic	92,689	93,522	93,286	93,429
Diluted	94,355	95,611	95,100	95,791

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$38,194	$31,375	$121,383	$107,080
Other comprehensive income, net of tax:
Interest rate swap (cash flow hedge) – gain (loss)	261	(282)	1,636	(683)
Defined benefit pension plans – actuarial gain (loss)	6	(51)	30	(157)
Foreign currency translation adjustments	4,109	5,383	(900)	3,720
Other comprehensive income	4,376	5,050	766	2,880
Comprehensive income	$42,570	$36,425	$122,149	$109,960

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities:
Net income	$121,383	$107,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	25,464	21,407
Stock-based compensation expense	27,049	28,021
Excess tax benefits from stock-based compensation	(18,412)	(20,366)
Deferred taxes	4,989	(3,268)
Amortization and write-off of debt issue costs	2,107	1,512
Changes in assets and liabilities, net of acquisition:
Fees receivable, net	69,732	54,157
Deferred commissions	10,055	13,202
Prepaid expenses and other current assets	(20,840)	(18,803)
Other assets	(3,064)	2,429
Deferred revenues	64,662	60,681
Accounts payable, accrued, and other liabilities	(41,056)	(37,301)
Cash provided by operating activities	242,069	208,751
Investing activities:
Additions to property, equipment and leasehold improvements	(27,772)	(30,800)
Acquisition (net of cash acquired)	—	(10,336)
Cash used in investing activities	(27,772)	(41,136)
Financing activities:
Proceeds from stock issued under stock plans	4,539	10,560
Proceeds from debt issuance	203,750	22,500
Payments for debt issuance costs	(3,553)	—
Payments on debt	(203,750)	(22,500)
Purchases of treasury stock	(157,251)	(89,300)
Excess tax benefits from stock-based compensation	18,412	20,366
Cash used by financing activities	(137,853)	(58,374)
Net increase in cash and cash equivalents	76,444	109,241
Effects of exchange rates on cash and cash equivalents	(1,775)	3,411
Cash and cash equivalents, beginning of period	299,852	142,739
Cash and cash equivalents, end of period	$374,521	$255,391

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

The fiscal year of Gartner represents the twelve-month calendar period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and nine months ended September 30, 2013 may not be indicative of the results of operations for the remainder of 2013.

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

Adoption of new accounting rules. The Company adopted new accounting rules in the nine months ended September 30, 2013 related to accumulated other comprehensive income (see Note 2 — Comprehensive Income) and balance sheet offsetting of receivables and payables arising from derivative contracts (see Note 10 — Derivatives and Hedging). The adoption of these new rules resulted in additional disclosure only.

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

The changes in AOCI by component (net of tax) are presented in the following tables (in thousands) (1):

For the three months ended September 30, 2013:

	Interest Rate Swap (Cash Flow Hedge)	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – June 30, 2013	$(4,635)	$(1,554)	$8,547	$2,358
Changes during the period:
Other comprehensive income (loss) before reclassifications	(360)	—	4,109	3,749
Reclassifications from AOCI to income (2), (3)	621	6	—	627
Other comprehensive income for the period	261	6	4,109	4,376
Balance – September 30, 2013	$(4,374)	$(1,548)	$12,656	$6,734

For the nine months ended September 30, 2013:

	Interest Rate Swap (Cash Flow Hedge)	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2012	$(6,010)	$(1,578)	$13,556	$5,968
Changes during the period:
Other comprehensive income (loss) before reclassifications	(153)	17	(900)	(1,036)
Reclassifications from AOCI to income (2), (3)	1,789	13	—	1,802
Other comprehensive income (loss) for the period	1,636	30	(900)	766
Balance – September 30, 2013	$(4,374)	$(1,548)	$12,656	$6,734

(1)	Amounts in parentheses represent debits (deferred losses).

(2)
The reclassifications related to the interest rate swap (cash flow hedge) were recorded in Interest expense, net and exclude $0.4 million and $1.2 million of tax benefit reflected in the Provision for income taxes for the three and nine months ended September 30, 2013, respectively. See Note 10 – Derivatives and Hedging for information regarding the hedge.

(3)
The reclassifications related to defined benefit pension plans were recorded in Selling, general and administrative expense and had an immaterial tax effect. See Note 12 – Employee Benefits for information regarding the Company’s defined benefit pension plans.

Note 3 — Earnings per Share

The following table sets forth the calculations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income used for calculating basic and diluted earnings per share	$38,194	$31,375	$121,383	$107,080
Denominator:
Weighted average number of common shares used in the calculation of basic earnings per share	92,689	93,522	93,286	93,429
Common stock equivalents associated with stock-based compensation plans (1)	1,666	2,089	1,814	2,362
Shares used in the calculation of diluted earnings per share	94,355	95,611	95,100	95,791
Basic earnings per share	$0.41	$0.34	$1.30	$1.15
Diluted earnings per share	$0.40	$0.33	$1.28	$1.12

(1)
Certain common stock equivalents were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. These shares totaled 0.4 million for both the three months ended September 30, 2013 and 2012 and 0.3 million and 0.7 million for the nine months ended September 30, 2013 and 2012, respectively.

Note 4 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. At September 30, 2013, the Company had 6.1 million shares of its common stock, par value $.0005 per share (the “Common Stock”) available for awards of stock-based compensation under its 2003 Long-Term Incentive Plan.

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

Stock-Based Compensation Expense

The Company recognized the following amounts of stock-based compensation expense by award type and expense category in the periods indicated (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Award type:	2013	2012	2013	2012
Stock appreciation rights	$1.1	$2.4	$4.1	$5.0
Common stock equivalents	0.1	0.1	0.4	0.4
Restricted stock units	6.2	6.7	22.5	22.6
Total	$7.4	$9.2	$27.0	$28.0

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amount recorded in:	2013	2012	2013	2012
Cost of services and product development	$3.2	$3.5	$12.0	$12.0
Selling, general and administrative	4.2	5.7	15.0	16.0
Total stock-based compensation expense (1)	$7.4	$9.2	$27.0	$28.0

(1)
Includes charges of $1.8 million and $1.5 million for the three months ended September 30, 2013 and 2012, respectively, for awards to retirement-eligible employees since these awards vest on an accelerated basis. The nine months ended September 30, 2013 and 2012 include retirement-eligible charges of $10.6 million and $4.7 million, respectively.

As of September 30, 2013, the Company had $48.4 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted-average service period of approximately 2.3 years.

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

The following table summarizes changes in SARs outstanding during the nine months ended September 30, 2013:

	SARs (in millions)	Per Share Weighted- Average Exercise Price	Per Share Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2012	2.0	$24.59	$9.04	4.10 years
Granted	0.4	49.37	14.88	6.37
Forfeited	—	—	—	n/a
Exercised	(0.4)	18.80	7.02	n/a
Outstanding at September 30, 2013 (1), (2)	2.0	$30.11	$10.46	4.18
Vested and exercisable at September 30, 2013 (2)	1.0	$21.00	$7.98	3.17 years

n/a=not applicable.

(1)	As of September 30, 2013, 1.0 million of the SARs outstanding were unvested. The Company expects that substantially all of these unvested awards will vest in future periods.

(2)	Total SARs outstanding had an intrinsic value of $59.3 million. SARs vested and exercisable had an intrinsic value of $39.8 million.

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

Restricted Stock Units

Restricted stock units (RSUs) give the awardee the right to receive shares of Common Stock when the vesting conditions are met and the restrictions lapse, and each RSU that vests entitles the awardee to one common share. RSU awardees do not have any of the rights of a Gartner stockholder, including voting rights and the right to receive dividends and distributions, until the shares are released. The fair value of RSUs is determined on the date of grant based on the closing price of the Common Stock as reported by the New York Stock Exchange on that date. Service-based RSUs vest ratably over four years and are expensed on a straight-

line basis over four years. Performance-based RSUs are subject to the satisfaction of both performance and service conditions, vest ratably over four years, and are expensed on an accelerated basis.

The following table summarizes the changes in RSUs outstanding during the nine months ended September 30, 2013:

	Restricted Stock Units (RSUs) (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	2.5	$27.95
Granted (1)	0.6	49.82
Vested and released	(1.3)	22.47
Forfeited	—	—
Outstanding at September 30, 2013 (2), (3)	1.8	$38.74

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

The following table summarizes the changes in CSEs outstanding during the nine months ended September 30, 2013:

	Common Stock Equivalents (CSEs)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	100,545	$16.89
Granted	7,449	57.45
Converted to common shares	(5,975)	57.44
Outstanding at September 30, 2013	102,019	$17.48

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

At September 30, 2013, the Company had 1.2 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718, and as a result the Company does not record stock-based compensation expense for employee share purchases. The Company received $3.3 million and $2.9 million in cash from purchases under the ESP Plan during the nine months ended September 30, 2013 and 2012, respectively.

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

The following tables present information about the Company’s reportable segments (in thousands):

Three Months Ended September 30, 2013	Research	Consulting	Events	Consolidated
Revenues	$316,518	$70,149	$24,038	$410,705
Gross contribution	220,329	21,114	7,095	248,538
Corporate and other expenses				(189,795)
Operating income				$58,743

Three Months Ended September 30, 2012	Research	Consulting	Events	Consolidated
Revenues	$284,048	$71,731	$18,627	$374,406
Gross contribution	193,540	24,380	4,511	222,431
Corporate and other expenses				(172,663)
Operating income				$49,768

Nine Months Ended September 30, 2013	Research	Consulting	Events	Consolidated
Revenues	$938,082	$228,710	$96,714	$1,263,506
Gross contribution	648,954	76,836	37,318	763,108
Corporate and other expenses				(576,373)
Operating income				$186,735

Nine Months Ended September 30, 2012	Research	Consulting	Events	Consolidated
Revenues	$836,970	$222,970	$81,119	$1,141,059
Gross contribution	571,547	79,886	32,867	684,300
Corporate and other expenses				(518,254)
Operating income				$166,046

The following table provides a reconciliation of total segment gross contribution to net income for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total segment gross contribution	$248,538	$222,431	$763,108	$684,300
Costs and expenses:
Cost of services and product development - unallocated (1)	(432)	(832)	2,978	2,094
Selling, general and administrative	181,546	164,888	547,653	492,627
Depreciation and amortization	8,609	7,663	25,464	21,407
Acquisition and integration charges	72	944	278	2,126
Operating income	58,743	49,768	186,735	166,046
Interest expense and other	2,119	2,957	6,768	8,359
Provision for income taxes	18,430	15,436	58,584	50,607
Net income	$38,194	$31,375	$121,383	$107,080

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

The following table presents changes to the carrying amount of goodwill by reporting unit during the nine months ended September 30, 2013 (in thousands):

	Research	Consulting	Events	Total
Balance, December 31, 2012 (1)	$377,225	$100,349	$41,932	$519,506
Foreign currency translation adjustments and other (2)	(901)	(59)	9	(951)
Balance, September 30, 2013	$376,324	$100,290	$41,941	$518,555

(1)	The Company does not have any accumulated goodwill impairment losses.

(2)	Includes the impact of foreign currency translation and certain immaterial goodwill adjustments.

Amortizable Intangible Assets

The following tables present reconciliations of the carrying amounts of amortizable intangible assets as of the dates indicated (in thousands):

September 30, 2013	Trade Name	Customer Relationships	Content	Software	Total
Gross cost, December 31, 2012	$6,019	$10,562	$3,447	$2,124	$22,152
Foreign currency translation adjustments	—	(278)	29	8	(241)
Gross cost	6,019	10,284	3,476	2,132	21,911
Accumulated amortization (1)	(4,492)	(7,784)	(1,161)	(939)	(14,376)
Balance, September 30, 2013	$1,527	$2,500	$2,315	$1,193	$7,535

December 31, 2012	Trade Name	Customer Relationships	Content	Software	Total
Gross cost	$6,019	$10,562	$3,447	$2,124	$22,152
Accumulated amortization (1)	(3,531)	(5,896)	(497)	(407)	(10,331)
Balance, December 31, 2012	$2,488	$4,666	$2,950	$1,717	$11,821

(1)	Intangible assets are being amortized against earnings over the following periods: Trade name—2 to 5 years; Customer relationships—4 years; Content—4 years; Software—3 years.

Aggregate amortization expense related to intangible assets was $1.4 million for both the three months ended September 30, 2013 and 2012 and $4.1 million and $3.0 million for the nine months ended September 30, 2013 and 2012, respectively.

The estimated future amortization expense by year from amortizable intangibles is as follows (in thousands):

2013 (remaining three months)	$1,360
2014	3,555
2015	1,940
2016	680
$7,535

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

On March 7, 2013, the Company drew down $150.0 million from the term loan and $50.0 million from the revolving credit facility which was used to repay amounts outstanding under the Company’s prior credit arrangement, which was terminated in connection with the refinancing. Future amounts to be drawn down under the revolving credit facility will be used for general working capital purposes. The Company recorded a charge of $0.3 million for capitalized debt issuance costs related to the termination of the previous credit arrangement, which was recorded in Interest expense, net in the Condensed Consolidated Statements of Operations. The Company incurred $3.6 million in debt issuance costs related to the new credit facility, which was capitalized and is being amortized to interest expense over the term of the 2013 Credit Agreement.

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

The 2013 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum interest expense coverage ratio, and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, make investments and enter into certain transactions with affiliates. The 2013 Credit Agreement contains customary events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, cross defaults to certain other indebtedness, bankruptcy and insolvency events, ERISA defaults, material judgments, and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0%, allows the lenders to terminate their obligations to lend under the 2013 Credit Agreement and could result in the acceleration of Gartner’s obligations under the credit facility and an obligation of any or all of the guarantors to pay the full amount of Gartner’s obligations under the credit facility. As of September 30, 2013, the Company was in full compliance with the loan covenants.

The following table provides information regarding the Company’s total outstanding borrowings:

	Amount	Contractual	Amount
	Outstanding	Annualized	Outstanding
	September 30,	Interest Rate	December 31,
	2013	September 30,	2012
Description:	(In thousands)	2013	(In thousands)
Term loans (1)	$146,250	1.62%	$150,000
Revolver loans (1), (2)	53,750	1.62%	50,000
Other (3)	5,000	3.00%	5,000
Total	$205,000		$205,000

(1)
Both the term and revolver loan rates consisted of a floating Eurodollar base rate of 0.24% plus a margin of 1.38%. However, the Company has an interest rate swap contract which converts the floating Eurodollar base rate to a 2.26% fixed base rate on the first $200.0 million of Company borrowings (see below). As a result, the Company’s effective annual interest rate on the $200.0 million of outstanding term and revolver debt as of September 30, 2013, including the swap and margin, was 3.64%.

(2)	The Company had approximately $543.0 million of available borrowing capacity on the revolver (not including the expansion feature) as of September 30, 2013.

(3)
The Company borrowed $5.0 million through a State of Connecticut economic development program in December 2012. The loan has a 10 year maturity and bears a 3.0% fixed rate of interest. Principal payments are deferred for the first five years and the loan may be repaid at any point by the Company without penalty. The loan has a principal forgiveness provision in which up to $2.5 million of the loan may be forgiven if the Company meets certain employment targets in Connecticut during the first five years of the loan.

Interest Rate Swap

The Company has a $200.0 million notional fixed-for-floating interest rate swap contract which it designates as a hedge of the forecasted interest payments on the Company’s variable rate borrowings. Under the swap terms, the Company pays a base fixed rate of 2.26% and in return receives a floating Eurodollar base rate on $200.0 million of notional borrowings. The swap matures in September 2015.

The Company accounts for the interest rate swap as a cash flow hedge in accordance with FASB ASC Topic 815. Since the swap is hedging forecasted interest payments, changes in the fair value of the swap are recorded in OCI as long as the swap continues to be a highly effective hedge of the designated interest rate risk. Any ineffective portion of change in the fair value of the hedge is recorded in earnings. The swap continued to be a highly effective hedge of the forecasted interest payments as of September 30, 2013. The interest rate swap had a negative fair value to the Company of $7.3 million and $10.0 million at September 30, 2013 and December 31, 2012, respectively, which is deferred and classified in OCI, net of tax effect.

Letters of Credit

The Company had $9.7 million of letters of credit and related guarantees outstanding at September 30, 2013. The Company enters into these instruments in the ordinary course of business to facilitate transactions with customers and others.

Note 8 — Equity

Share Repurchase Program

The Company has a $500.0 million share repurchase program, of which $83.6 million remained available for share repurchases as of September 30, 2013. Repurchases may be made from time-to-time through open market purchases, private transactions, tender offers or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the market price of the stock, the Company’s financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s shared-based compensation awards. Repurchases may be funded from operating cash flow or borrowings. The Company’s share repurchase activity is included in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Number of shares repurchased (1)	1,016,978	95,833	2,859,246	2,260,093
Cost of repurchased shares (in thousands)	$59,252	$4,626	$157,251	$89,300

(1)
The average purchase price for the shares was $58.26 and $55.00 for the three and nine months ended September 30, 2013, respectively, and $48.27 and $39.51 for the three and nine months ended September 30, 2012, respectively.

Note 9 — Income Taxes

The provision for income taxes was $18.4 million for the three months ended September 30, 2013 compared to $15.4 million in the three months ended September 30, 2012. The effective tax rate was 32.5% for the three months ended September 30, 2013 and 33.0% for the same period in 2012. The quarter-over-quarter decrease in the effective tax rate was primarily due to a change in the estimated annual mix of pre-tax income by jurisdiction during the third quarter of 2012, which increased the effective rate for that period.

The provision for income taxes was $58.6 million for the nine months ended September 30, 2013 compared to $50.6 million in the nine months ended September 30, 2012. The effective tax rate was 32.6% for the nine months ended September 30, 2013 and 32.1% for the same period in 2012. The increase in the effective tax rate was primarily due to the benefit of certain nonrecurring state tax credits recognized in 2012, and to a lesser extent, the net impact of certain federal and state tax law changes impacting the 2013 period.

As of September 30, 2013 and December 31, 2012, the Company had gross unrecognized tax benefits of $18.5 million and $17.6 million, respectively. The unrecognized tax benefits relate primarily to the utilization of certain tax attributes. It is reasonably possible that the gross unrecognized tax benefits will decrease by $5.7 million within the next 12 months, due to anticipated closure of audits and the expiration of certain statutes of limitation. The Company classifies uncertain tax positions not expected to be settled within one year as long term liabilities. As of September 30, 2013 and December 31, 2012, the Company had Other liabilities of $12.8 million and $13.1 million, respectively, related to uncertain tax positions.

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

September 30, 2013
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI
Interest rate swap (1)	1	$200,000	$(7,291)	Other liabilities	$(4,374)
Foreign currency forwards (2)	32	15,000	(52)	Accrued Liabilities	—
Total	33	$215,000	$(7,343)		$(4,374)

December 31, 2012
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI
Interest rate swap (1)	1	$200,000	$(10,000)	Other liabilities	$(6,010)
Foreign currency forwards (2)	68	76,100	4	Current assets	—
Total	69	$276,100	$(9,996)		$(6,010)

(1)
This swap has been designated, and is accounted for, as a cash flow hedge of the forecasted interest payments on borrowings (see Note 7 — Debt). As a result, changes in fair value of this swap are deferred and are recorded in OCI, net of tax effect.

(2)
The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to offset the economic effects of these foreign currency transaction risks. These forward exchange contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other expense, net. outstanding contracts Substantially all of the contracts outstanding at September 30, 2013 matured by the end of October 2013.

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

The following table provides information regarding derivative gains and losses that have been recognized in the Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amount recorded in:	2013	2012	2013	2012
Interest expense, net (1)	$1,034	$907	$2,981	$2,657
Other expense (income), net (2)	(20)	36	138	(563)
Total expense, net	$1,014	$943	$3,119	$2,094

(1)	Consists of interest expense from an interest rate swap contract.

(2)	Consists of realized and unrealized gains and losses on foreign currency forward contracts.

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

The Company’s assets and liabilities remeasured to fair value are presented in the following table for the periods indicated (in thousands):

	Fair Value	Fair Value
Description:	September 30, 2013	December 31, 2012
Assets:
Deferred compensation plan assets (1)	$30,983	$27,795
Foreign currency forward contracts (2)	11	204
	$30,994	$27,999
Liabilities:
Deferred compensation plan liabilities (1)	$34,741	$31,260
Foreign currency forward contracts (2)	63	200
Interest rate swap contract (3)	7,291	10,000
	$42,095	$41,460

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

The Company enters into a limited number of derivatives transactions but does not enter into repurchase agreements or securities lending transactions. In addition, the Company does not enter into master netting arrangements and receivables or payables that result from derivatives transactions are recorded gross in the Company’s Consolidated Balance Sheets. Information regarding the Company’s derivatives contracts and related amounts recorded in the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 are included in the fair value table above.

Note 12 — Employee Benefits

Defined Benefit Pension Plans

The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company’s defined benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $0.8 million and $0.6 million for the three months ended September 30, 2013 and 2012, respectively, and $2.4 million and $1.8 million for the nine months ended September 30, 2013 and 2012, respectively.

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

The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of September 30, 2013, the Company did not have any material payment obligations under any such indemnification agreements.

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

U.S. Government Shutdown

The two week shutdown of the U.S. Government in October 2013 did not have an impact on the Company’s results of operations for the quarter ended September 30, 2013 and we do not anticipate a significant impact in the fourth quarter of 2013. U.S. Government officials have agreed to work together to reach a broader, longer-term agreement on fiscal issues beyond the temporary agreement reached in October to fund the government through early 2014 and raise the federal debt ceiling. We cannot predict the outcome of these discussions and issues nor the timing or specifics of a resolution, if any, and failure to reach an agreement could have a material impact on our business and operations as well as those of our customers. See the “Risk Factors” section of the 2012 10-K for further discussion.

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

BUSINESS OVERVIEW

Gartner, Inc. (NYSE: IT) is the world’s leading information technology research and advisory company. We deliver the technology-related insight necessary for our clients to make the right decisions, every day. From CIOs and senior IT leaders in corporations and government agencies, to business leaders in high-tech and telecom enterprises and professional services firms, to supply chain professionals and technology investors, we are the valuable partner to clients in over 13,422 distinct organizations. We work with clients to research, analyze and interpret the business of IT within the context of their individual roles. Founded in 1979, Gartner is headquartered in Stamford, Connecticut, U.S.A., and as of September 30, 2013, we had 5,891 associates, including 1,470 research analysts and consultants, and clients in 85 countries.

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

We had total revenues of $410.7 million in the third quarter of 2013, an increase of 10% compared to the third quarter of 2012 on a reported basis and 11% adjusted for foreign exchange impact. Revenues increased by double-digits in our Research and Events segments but declined slightly in Consulting. For a more complete discussion of our results by segment, see Segment Results below. We had net income of $38.2 million in the third quarter of 2013, an increase of 22% compared to third quarter 2012. Diluted earnings per share was $0.40 per share in third quarter of 2013 compared to $0.33 per share in third quarter 2012.

Our operating cash flow increased 16%, to $242.1 million for the nine months ended September 30, 2013 compared to $208.8 million for the same period in 2012, and we had $374.5 million of cash and cash equivalents at September 30, 2013. We believe that our liquidity is adequate to fund our current plans. We continue to enhance shareholder value through our share repurchase plan, and we repurchased 2.9 million shares of our Common Stock for a total cost of $157.3 million during the nine months ended September 30, 2013.

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

The following table provides our total fees receivable, along with the related allowance for losses, as of the date indicated (in thousands):

	September 30, 2013	December 31, 2012
Total fees receivable	$398,274	$470,368
Allowance for losses	(6,100)	(6,400)
Fees receivable, net	$392,174	$463,968

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

The determination of the estimated fair value of our reporting units, whether based on a quantitative or qualitative assessment, contains judgments and assumptions regarding future trends and events, with both the precision and reliability of the resulting estimates subject to uncertainty. As a result, if the Company deems it necessary in the future to modify its judgments and assumptions, or if actual results are materially different from our expectations, then the estimated reporting unit values could change, potentially resulting in goodwill impairment charges in future periods. We completed the required annual goodwill impairment assessment as of September 30, 2013 utilizing a qualitative approach and concluded that the fair values of our reporting units continued to exceed their respective carrying amounts.

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

RESULTS OF OPERATIONS

Overall Results

The following tables summarize the changes in selected income and expense lines in our interim Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	$410,705	$374,406	$36,299	10%
Costs and expenses:
Cost of services and product development	161,735	151,143	(10,592)	(7)
Selling, general and administrative	181,546	164,888	(16,658)	(10)
Depreciation	7,258	6,301	(957)	(15)
Amortization of intangibles	1,351	1,362	11	1
Acquisition and integration charges	72	944	872	92
Operating income	58,743	49,768	8,975	18
Interest expense, net	(2,124)	(2,209)	85	4
Other income (expense), net	5	(748)	753	>100
Provision for income taxes	18,430	15,436	(2,994)	(19)
Net income	$38,194	$31,375	$6,819	22%

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	1,263,506	$1,141,059	$122,447	11%
Costs and expenses:
Cost of services and product development	503,376	458,853	(44,523)	(10)
Selling, general and administrative	547,653	492,627	$(55,026)	(11)
Depreciation	21,375	18,378	(2,997)	(16)
Amortization of intangibles	4,089	3,029	(1,060)	(35)
Acquisition and integration charges	278	2,126	1,848	87
Operating income	186,735	166,046	20,689	12
Interest expense, net	(6,704)	(6,557)	(147)	(2)
Other expense, net	(64)	(1,802)	1,738	96
Provision for income taxes	58,584	50,607	(7,977)	(16)
Net income	$121,383	$107,080	$14,303	13%

Total revenues for the three months ended September 30, 2013 increased $36.3 million, or 10% compared to the same quarter in 2012. Excluding the unfavorable impact of foreign currency translation, total quarterly revenues increased 11%. For the nine month periods, total revenues increased to $1,263.5 million in 2013, an 11% increase over 2012. Excluding the impact of foreign exchange, total year-to-date 2013 revenues also increased 11% over 2012. Please refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development increased $10.6 million, or 7%, in the third quarter of 2013 compared to the third quarter of 2012. The increase was primarily due to $12.0 million in higher payroll and related benefits costs due to increased headcount and merit salary increases. We also had $2.0 million in additional conference expense as the number of events increased in the 2013 quarter. These increased expenses were partially offset by the favorable impact of foreign currency translation. Cost of services and product development as a percentage of revenues was 39% and 40% for the third quarter of 2013 and 2012, respectively.

For the nine month periods, Cost of services and product development expense increased $44.5 million, or 10%, in 2013 compared to the same period in 2012. Consistent with the quarterly increase, the additional charge was primarily due to higher payroll and benefit costs due to increased headcount and merit salary increases, and to a lesser extent, higher conference expenses. These increases were partially offset by favorable currency impact. Cost of services and product development as a percentage of revenues was 40% in both the 2013 and 2012 periods.

Selling, general and administrative (“SG&A”) expense increased $16.7 million, or 10% quarter-over-quarter. The increase was primarily due to higher payroll and related benefits costs, which was partially offset by favorable foreign currency impact. The higher payroll costs resulted from additional headcount, higher sales commissions, and merit salary increases. The increased headcount includes our investment in additional quota-bearing sales associates, which increased approximately 15%, to 1,605 at September 30, 2013. SG&A expense increased 11%, or $55.0 million, in the nine months ended September 30, 2013 compared to the same period in the prior year. Consistent with the quarter increase, the additional charges were primarily driven by higher payroll and benefit costs.

Depreciation expense increased in the three and nine months ended September 30, 2013 compared to the same periods in 2012 due to additional depreciation on leasehold improvements resulting from two renovated buildings on our Stamford headquarters campus being placed into service.

Amortization of intangibles decreased slightly quarter-over-quarter but increased 35% in the nine months ended September 30, 2013 due to the addition of intangibles from the June 2012 acquisition of Ideas International Limited.

Acquisition and integration charges relate to the acquisition of Ideas International Limited and include legal, consulting, severance, and other costs.

Operating income increased $9.0 million, or 18%, quarter-over-quarter. Operating income as a percentage of revenues increased by 1 point quarter-over-quarter, to 14% in the third quarter of 2013 compared to 13% in the third quarter of 2012, primarily due to a higher segment contribution in the Research segment. For the nine month periods, operating income increased $20.7 million in 2013, or 12%. As a percentage of revenues, operating income was 15% for both nine month periods.

Interest expense, net declined slightly quarter-over-quarter. For the nine month periods, interest expense, net increased 2% in the 2013 period, which was primarily due to a write-off of capitalized debt issuance costs related to our debt refinancing.

Other expense, net consists of net foreign currency exchange gains and losses.

The provision for income taxes was $18.4 million for the three months ended September 30, 2013 compared to $15.4 million in the three months ended September 30, 2012. The effective tax rate was 32.5% for the three months ended September 30, 2013 and 33.0% for the same period in 2012. The quarter-over-quarter decrease in the effective tax rate was primarily due to a change in the estimated annual mix of pre-tax income by jurisdiction during the third quarter of 2012, which increased the effective rate for that period.

The provision for income taxes was $58.6 million for the nine months ended September 30, 2013 compared to $50.6 million in the nine months ended September 30, 2012. The effective tax rate was 32.6% for the nine months ended September 30, 2013 and 32.1% for the same period in 2012. The increase in the effective tax rate was primarily due to the benefit of certain nonrecurring state tax credits recognized in 2012, and to a lesser extent, the net impact of certain federal and state tax law changes impacting the 2013 period.

Net income increased 22% quarter-over-quarter while diluted earnings per share increased by 21% due to the higher net income. For the nine month periods, net income increased 13% while diluted earnings per share increased 14%, due to the higher net income and to a lesser extent, a slightly lower number of weighted average shares outstanding.

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

The following sections present the results of our three business segments:

Research

	As Of And For The Three Months Ended September 30, 2013	As Of And For The Three Months Ended September 30, 2012	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2013	As Of And For The Nine Months Ended September 30, 2012	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$316,518	$284,048	$32,470	11%	$938,082	$836,970	$101,112	12%
Gross contribution (1)	$220,329	$193,540	$26,789	14%	$648,954	$571,547	$77,407	14%
Gross contribution margin	70%	68%	2 points	—	69%	68%	1 point	—
Business Measurements:
Contract value (1)	$1,326,733	$1,174,700	$152,033	13%
Client retention	82%	83%	(1) point	—
Wallet retention	97%	99%	(2) points	—

(1)	Dollars in thousands.

Research segment revenues increased 11% quarter-over-quarter and 12% excluding the foreign exchange impact. The segment gross contribution margin increased by 2 points, to 70%, due to the higher revenues and the operating leverage in this business. When comparing the nine months ended September 30, 2013 to the same period in 2012, revenues increased 12% in 2013, and 13% adjusted for the impact of foreign exchange. The segment gross contribution increased 1 point to 69%, again due to the higher revenues and the operating leverage in this business.

Research contract value at September 30, 2013 increased 13% compared to September 30, 2012 and increased 12% excluding the foreign exchange impact. Contract value increased by double-digits across all of the Company’s client sizes and almost every industry segment. We also had double-digit growth across all of our geographic regions. At September 30, 2013, client retention was 82% and wallet retention was 97%.

Consulting

	As Of And For The Three Months Ended September 30, 2013	As Of And For The Three Months Ended September 30, 2012	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2013	As Of And For The Nine Months Ended September 30, 2012	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$70,149	$71,731	$(1,582)	(2)%	$228,710	$222,970	$5,740	3%
Gross contribution (1)	$21,114	$24,380	$(3,266)	(13)%	$76,836	$79,886	$(3,050)	(4)%
Gross contribution margin	30%	34%	(4) points	—	34%	36%	(2) points	—
Business Measurements:
Backlog (1)	$96,509	$106,100	$(9,591)	(9)%
Billable headcount	516	499	17	3%
Consultant utilization	58%	64%	(6) points	—	63%	67%	(4) points	—
Average annualized revenue per billable headcount (1)	$374	$415	$(41)	(10)%	$402	$425	$(23)	(5)%

(1)	Dollars in thousands.

Consulting revenues decreased 2% quarter-over-quarter and 1% excluding the impact of foreign exchange. The revenue decline was due to lower utilization in our core consulting business. The gross contribution margin declined by 4 points quarter-over-quarter, driven by lower consultant utilization and additional costs from higher headcount.

For the nine month periods, Consulting revenues increased 3% in 2013, both as reported and when adjusted for foreign currency impact. The increase was due to higher contract optimization revenues and to a lesser extent, higher core consulting revenues. These increases were partially offset by slightly lower strategic advisory service (SAS) revenues. The gross contribution margin declined by 2 points due to lower utilization and additional headcount.

Backlog was $96.5 million at September 30, 2013, a 9% decrease compared to September 30, 2012 as the third quarter of 2012 was a particularly strong quarter for bookings. Backlog at September 30, 2013 increased 3% compared to June 30, 2013 as the Company experienced a modest increase in bookings in the most recent quarter.

Events

	As Of And For The Three Months Ended September 30, 2013	As Of And For The Three Months Ended September 30, 2012	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2013	As Of And For The Nine Months Ended September 30, 2012	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$24,038	$18,627	$5,411	29%	$96,714	$81,119	$15,595	19%
Gross contribution (1)	$7,095	$4,511	$2,584	57%	$37,318	$32,867	$4,451	14%
Gross contribution margin	30%	24%	6 points	—	39%	41%	(2) points	—
Business Measurements:
Number of events	16	14	2	14%	53	48	5	10%
Number of attendees	6,353	5,566	787	14%	24,200	23,759	441	2%

(1)	Dollars in thousands.

Events revenues increased $5.4 million quarter-over-quarter, or 29%. Excluding the unfavorable impact of foreign currency translation, revenues increased 31%. We held 16 events in the third quarter of 2013, which consisted of 11 ongoing events, 1 new event launch and 4 events that were moved into the quarter that had been held in a different quarter in 2012. Two events that were held in the third quarter of 2012 were moved to another quarter in 2013, and one was discontinued. Approximately $3.3 million of the revenue increase was due to the timing of the events schedule as discussed above, while $2.1 million of the increase was due to the ongoing events. The overall number of attendees increased 14% and exhibitors increased 36%, while average revenue per attendee increased 11% and exhibitors increased 1%. The gross contribution margin increased 6 points, primarily due to a higher contribution from our ongoing events, and to a lesser extent due to timing, as the events that were moved into the third quarter of 2013 had higher margins than the events that were moved out/discontinued.

For the nine month periods, Events revenues increased $15.6 million in 2013 when compared to 2012, or 19%. Adjusted for the unfavorable impact of foreign currency translation, revenues increased 20%. We held 53 events through September 30, 2013, which consisted of 45 ongoing events, 5 new event launches, and 3 events moved in. Three events held in 2012 were discontinued.
Approximately $10.0 million of the revenue increase was due to our ongoing events and $5.6 million was due to the new events and the events moved into the quarter. The overall number of attendees and exhibitors increased 2% and 25%, respectively, while average revenue increased 16% for attendees but declined slightly for exhibitors. The gross contribution margin decreased 2 points due to a number of factors, including higher operating expenses from several events that were upgraded or moved to larger facilities and lower contributions from the event launches compared to the events that were discontinued.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations primarily through cash generated from our on-going operating activities. At September 30, 2013, we had $374.5 million of cash and cash equivalents and $543.0 million of available borrowing capacity under our revolving credit facility (without the expansion feature). Our cash and cash equivalents are held in numerous locations throughout the world, with approximately 64% held outside the United States at September 30, 2013. We believe that we have adequate liquidity and that the cash we expect to earn from our on-going operating activities, our existing cash balances, and the borrowing capacity we have under our revolving credit facility will be sufficient for our currently anticipated needs.

The following table summarizes the changes in the Company’s cash and cash equivalents (in thousands):

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Cash Increase (Decrease)
Cash provided by operating activities	$242,069	$208,751	$33,318
Cash used in investing activities	(27,772)	(41,136)	13,364
Cash used by financing activities	(137,853)	(58,374)	(79,479)
Net increase in cash and cash equivalents	76,444	109,241	(32,797)
Effects of exchange rates	(1,775)	3,411	(5,186)
Beginning cash and cash equivalents	299,852	142,739	157,113
Ending cash and cash equivalents	$374,521	$255,391	$119,130

Operating

Operating cash flow increased by $33.3 million, or 16%, when comparing the nine months ended September 30, 2013 to the same period in 2012. The increase was primarily due to the higher net income in the 2013 period, as well as additional receivable collections and other positive working capital changes. These increases were partially offset by higher cash payments for bonus, commissions, and taxes.

Investing

Cash used in our investing activities decreased by $13.4 million when comparing the nine months ended September 30, 2013 to September 30, 2012. The decrease was due to the $10.3 million of cash used in the 2012 period for the acquisition of Ideas International and to a lesser extent, higher capital expenditures in the 2012 period.

Financing

We used $137.9 million of cash in our financing activities in the nine months ended September 30, 2013 period compared to $58.4 million in the same period in 2012, an increase in cash used of $79.4 million, primarily due to additional cash used for share repurchases, which totaled $157.3 million in the 2013 period. We also had lower cash proceeds realized from option exercises and our ESP Plan in the 2013 period, and we paid $3.6 million in fees related to our debt refinancing in the 2013 period.

OBLIGATIONS AND COMMITMENTS

2013 Credit Agreement

The Company has a five-year credit arrangement that it entered into in March 2013 that provides for a $150.0 million term loan and a $600.0 million revolving credit facility (the “2013 Credit Agreement”). Under the revolving credit facility, amounts may be borrowed, repaid, and re-borrowed through the maturity date of the agreement in March 2018. The credit arrangement contains an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, up to an additional $250.0 million in the aggregate. The Company had $200.0 million outstanding under the 2013 Credit Agreement as of September 30, 2013, which included $146 million outstanding under the term loan and $54 million outstanding under the revolver.

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

Off-Balance Sheet Arrangements

Through September 30, 2013, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

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
In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11addresses the diversity in practice that exists for the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU No. 2013-11 is effective for the Company’s fiscal quarter ending March 31, 2014. ASU 2013-11 impacts balance sheet presentation only. The Company is currently evaluating the impact of the new rule but believes the balance sheet impact will not be material.

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

ASU No. 2013-05 is effective for the Company’s fiscal quarter ending March 31, 2014. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We have exposure to changes in interest rates arising from borrowings under our 2013 Credit Agreement. At September 30, 2013, we had $146 million outstanding under the term loan and $54 million outstanding under the revolver. Borrowings under this facility are floating rate, which may be either prime-based or Eurodollar-based. The rate paid for these borrowings includes a base floating rate plus a margin between 0.25% and 0.75% on prime borrowings and between 1.25% and 1.75% on Eurodollar-based borrowings.

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

A measure of the potential impact of foreign currency translation on our Condensed Consolidated Balance Sheets can be determined through a sensitivity analysis of our cash and cash equivalents. At September 30, 2013, we had $374.5 million of cash and cash equivalents, 64% of which was denominated in foreign currencies. If the foreign exchange rates of the major currencies in which we operate changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on September 30, 2013, could have increased or decreased by approximately $18.5 million.

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

Transaction Risk

We have foreign exchange transaction risk since we typically enter into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency in which the foreign subsidiary operates. We typically enter into foreign currency forward exchange contracts to offset the effects of foreign currency transaction risk. These contracts are normally short term in duration and unrealized and realized gains and losses are recognized in current period earnings. At September 30, 2013, we had 32 outstanding foreign currency forward contracts with a total notional amount of $15.0 million and an immaterial net unrealized loss. Substantially all of these outstanding contracts matured by the end of October 2013.

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

Management conducted an evaluation, as of September 30, 2013, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

Issuer Purchases of Equity Securities

The Company has a $500.0 million share repurchase program that it may utilize to acquire shares of Common Stock. Repurchases may be made from time-to-time through open market purchases, private transactions, tender offers or other transactions and repurchased shares are placed into treasury. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance, legal restrictions and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s shared-based compensation awards. Repurchases will be funded from cash flow from operations and borrowings under the Company’s 2013 Credit Agreement. The following table provides detail related to repurchases of our Common Stock during the nine months ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that may yet be Purchased Under our Share Repurchase Program (in thousands)
2013 (1)
January	1,841	$50.07
February	774,917	49.32
March	200,185	51.02
Total	976,943	$49.67

April	1,060	$56.23
May	392,840	57.41
June	471,425	56.97
Total	865,325	$57.17

July	84,812	$59.12
August	776,688	58.27
September	155,478	57.76
Total	1,016,978	$58.26	$83,600

(1)	The Company paid $59.3 million and $157.3 million in cash for share repurchases in the three and nine months ended September 30, 2013, respectively.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
31.1	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32	Certification under 18 U.S.C. 1350.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

Items 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date:	November 7, 2013	/s/ Christopher J. Lafond
Christopher J. Lafond
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)