Form 10-K
period 2013-12-31
GARTNER INC
filed 2014-02-26
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,152,997,503 based on the closing sale price as reported on the New York Stock Exchange.

The number of shares outstanding of the registrant’s common stock was 91,968,869 as of January 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2014 (Proxy Statement)	Part III

GARTNER, INC.
2013 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS.

GENERAL

Gartner, Inc. (“Gartner”) (NYSE: IT) is the world’s leading information technology research and advisory company. We deliver the technology-related insight necessary for our clients to make the right decisions, every day. From CIOs and senior IT leaders in corporations and government agencies, to business leaders in high-tech and telecom enterprises and professional services firms, to supply chain professionals and technology investors, we are the valuable partner to clients in 14,099 distinct organizations. We work with clients to research, analyze and interpret the business of IT within the context of their individual roles. Founded in 1979, Gartner is headquartered in Stamford, Connecticut, U.S.A., and as of December 31, 2013, had 5,997 associates, including 1,475 research analysts and consultants, and clients in 85 countries.

The foundation for all Gartner products and services is our independent research on IT and supply chain issues. The findings from this research are delivered through our three business segments – Research, Consulting and Events:

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

•
Consulting provides customized solutions to unique client needs through on-site, day-to-day support, as well as proprietary tools for measuring and improving IT performance with a focus on cost, performance, efficiency and quality.

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

For more information regarding Gartner and our products and services, visit gartner.com.

References to “the Company,” “we,” “our,” and “us” are to Gartner, Inc. and its consolidated subsidiaries.

MARKET OVERVIEW

Technological innovations are changing how businesses and organizations work and what they do at an increasingly rapid pace. Today, everyone is living and working in the midst of a technological revolution. Major technological forces – including social media, mobile, cloud and information – are driving change on a scale not seen before in every organization around the world, from business enterprises of every size, to governments and government agencies, as well as other organizations. This technology revolution is likely to remain vibrant for decades to come.

Information technology (IT) is critical to supporting increased productivity, service improvement and revenue growth. IT and the supply chain are viewed today as strategic components of growth and operating performance. As the costs of IT solutions continue to rise, IT executives and professionals have realized the importance of making well-informed decisions and increasingly seek to maximize their returns on IT capital investments. As a result, every IT investment decision in an enterprise is subject to increased financial scrutiny, especially in the current challenging economic climate. In addition, today’s IT marketplace is dynamic and complex. Technology providers continually introduce new products with a wide variety of standards and features that are prone to shorter life cycles. Users of technology – a group that encompasses nearly all organizations – must keep abreast of new developments in technology to ensure that their IT systems are reliable, efficient, and meet both their current and future needs.

Given the strategic and critical nature of technology decision-making and spending, business enterprises, governments and their agencies, and other organizations turn to Gartner for guidance in order to make the right decisions to maximize the value of their IT investments.

OUR SOLUTION

We provide IT decision makers with the insight they need to understand where – and how – to successfully use IT and the supply chain to achieve their objectives. We employ a diversified business model that utilizes and leverages the breadth and depth of our intellectual capital. The foundation of our business model is our ability to create and distribute our proprietary research content as broadly as possible via published reports and briefings, consulting and advisory services, and our events, including Gartner Symposium/ITxpo.

We have 966 analysts located around the world who create timely, high-quality, independent and objective research and fact-based analysis on all aspects of the IT industry. Through our robust product portfolio, our global research team provides thought leadership and technology insights that CIOs, supply chain professionals, executives and other technology practitioners need to make the right decisions, every day. In addition to our analysts, we have 509 experienced consultants who combine our objective, independent research with a practical business perspective focused on the IT industry. Finally, our events are the largest of their kind, gathering highly qualified audiences of CIOs, other senior business executives and IT professionals, supply chain leaders, and purchasers and providers of technology and supply chain products and services.

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

Consulting solutions capitalize on Gartner assets that are invaluable to IT decision making, including: (1) our extensive research, which ensures that our consulting analyses and advice are based on a deep understanding of the IT environment and the business of IT; (2) our market independence, which keeps our consultants focused on our clients' success; and (3) our market-leading benchmarking capabilities, which provide relevant comparisons and best practices to assess and improve performance.

Gartner Consulting provides solutions to CIOs and other IT executives, and to those professionals responsible for IT applications, enterprise architecture, go-to-market strategies, infrastructure and operations, program and portfolio management, and sourcing and vendor relationships. Consulting also provides targeted consulting services to professionals in specific industries. Finally, we provide actionable solutions for IT cost optimization, technology modernization and IT sourcing optimization initiatives.

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

COMPETITION

We believe that the principal factors that differentiate us from our competitors are the following:

•
Superior IT research content – We believe that we create the broadest, highest-quality and most relevant research coverage of the IT industry. Our research analysis generates unbiased insight that we believe is timely, thought-provoking and comprehensive, and that is known for its high quality, independence and objectivity.

•	Our leading brand name – We have provided critical, trusted insight under the Gartner name for 35 years.

•
Our global footprint and established customer base – We have a global presence with clients in 85 countries on six continents. A substantial portion of our revenues is derived from sales outside of the U.S.

•	Experienced management team – Our management team is composed of IT research veterans and experienced industry executives.

•
Substantial operating leverage in our business model — We have the ability to distribute our intellectual property and expertise across multiple platforms, including research publications, consulting engagements, conferences and executive programs, to derive incremental revenue and profitability.

•
Vast network of analysts and consultants – As of December 31, 2013, we had 1,475 research analysts and consultants located around the world. Our analysts collectively speak 47 languages and are located in 26 countries, enabling us to cover all aspects of IT on a global basis.

Notwithstanding these differentiating factors, we face competition from a significant number of independent providers of information products and services. We compete indirectly with consulting firms and other information providers, including electronic and print media companies. These indirect competitors could choose to compete directly with us in the future. In addition, we face competition from free sources of information that are available to our clients through the Internet. Limited barriers to entry exist in the markets in which we do business. As a result, new competitors may emerge and existing competitors may start to provide additional or complementary services. While we believe the breadth and depth of our research assets position us well versus our competition, increased competition could result in loss of market share, diminished value in our products and services, reduced pricing, and increased sales and marketing expenditures.

INTELLECTUAL PROPERTY

Our success has resulted in part from proprietary methodologies, software, reusable knowledge capital and other intellectual property rights. We rely on a combination of patent, copyright, trademark, trade secret, confidentiality, non-compete and other contractual provisions to protect our intellectual property rights. We have policies related to confidentiality, ownership and the use and protection of Gartner’s intellectual property. We also enter into agreements with our employees as appropriate that protect our intellectual property, and we enforce these agreements if necessary. We recognize the value of our intellectual property in the marketplace and vigorously identify, create and protect it. Additionally, we actively monitor and enforce contract compliance by our end users.

EMPLOYEES

We had 5,997 employees as of December 31, 2013, an increase of 10% compared to the prior year end as we continued to invest for future growth. We have 1,054 employees located at our headquarters in Stamford, Connecticut and a nearby office in Trumbull, Connecticut; 2,383 employees located elsewhere in the United States; and 2,560 employees located outside of the United States. Our employees may be subject to collective bargaining agreements at a company or industry level in those foreign countries where this is part of the local labor law or practice. We have experienced no work stoppages and consider our relations with our employees to be favorable.

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

Risks related to our business

Our operating results could be negatively impacted by global economic conditions. Our business is impacted by general economic conditions and trends, in the U.S and abroad. Economic growth continues to be both weak and uneven in many parts of the world. In addition, problems continue with government deficit spending in the U.S. and other countries, ongoing uncertainty in global trade, and high levels of sovereign debt. These conditions could negatively and materially affect future demand for our products and services. Such difficulties could include the ability to maintain client retention, wallet retention and consulting utilization rates, achieve contract value and consulting backlog growth, attract attendees and exhibitors to our events or obtain new clients. Such developments could negatively impact our financial condition, results of operations, and cash flows.

We face significant competition and our failure to compete successfully could materially and adversely affect our results of operations, financial condition, and cash flows. We face direct competition from a significant number of independent providers of information products and services, including information available on the Internet free of charge. We also compete indirectly against consulting firms and other information providers, including electronic and print media companies, some of which may have greater financial, information gathering and marketing resources than we do. These indirect competitors could also choose to compete directly with us in the future. In addition, limited barriers to entry exist in the markets in which we do business. As a result, new competitors may emerge and existing competitors may start to provide additional or complementary services. Additionally, technological advances may provide increased competition from a variety of sources.

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

We depend on renewals of subscription-based services and sales of new subscription-based services for a significant portion of our revenue, and our failure to renew at historical rates or generate new sales of such services could lead to a decrease in our revenues. A large portion of our success depends on our ability to generate renewals of our subscription-based research products and services and new sales of such products and services, both to new clients and existing clients. These products and services constituted 71% and 70% of our revenues for 2013 and 2012, respectively. Generating new sales of our subscription-based products and services, both to new and existing clients, is often a time consuming process. If we are unable to generate new sales, due to competition or other factors, our revenues will be adversely affected.

Our research subscription agreements are generally for twelve months, although we do enter into multi-year agreements in certain circumstances. Our ability to maintain contract renewals is subject to numerous factors, including the following:

•	delivering high-quality and timely analysis and advice to our clients;

•	understanding and anticipating market trends and the changing needs of our clients; and

•	delivering products and services of the quality and timeliness necessary to withstand competition.

Additionally, as we continue to adjust our products and service offerings to meet our clients’ continuing needs, we may shift the type and pricing of our products which may impact client renewal rates. While our research client retention rate was 82% at December 31, 2013 and 83% at December 31, 2012, there can be no guarantee that we will continue to maintain this rate of client renewals.

We depend on non-recurring consulting engagements and our failure to secure new engagements could lead to a decrease in our revenues. Consulting segment revenues constituted 18% of our total revenues in 2013 and 19% in 2012. Consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including the following:

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

The profitability and success of our conferences, symposia and events could be adversely affected by external factors beyond our control. The market for desirable dates and locations for conferences, symposia and events is highly competitive. If we cannot secure desirable dates and locations for our conferences, symposia and events their profitability could suffer, and our financial condition and results of operations may be adversely affected. In addition, because our events are scheduled in advance and held at specific locations, the success of these events can be affected by circumstances outside of our control, such as labor strikes, transportation shutdowns and travel restrictions, economic slowdowns, reductions in government spending, terrorist attacks, weather, natural disasters, and other occurrences impacting the global, regional, or national economy, the occurrence of any of which could negatively impact the success of the event. Additionally, a significant recovery in the global economy could make our ability to procure space for our events and efforts to keep associated costs down more challenging.

Our sales to governments are subject to appropriations and may be terminated. We derive significant revenues from contracts with the U.S. government and its respective agencies, numerous state and local governments and their respective agencies, and foreign governments and their agencies. At December 31, 2013 and 2012, approximately $283.0 million and $255.0 million, respectively, of our Research contract value and Consulting backlog was attributable to governments. We believe substantially all of the amount attributable to governments at December 31, 2013 will be filled in 2014. Our U.S. government contracts are subject to the approval of appropriations by the U.S. Congress to fund the agencies contracting for our services. Additionally, our contracts at the state and local levels, as well as foreign government contracts, are subject to various governmental authorizations and funding approvals and mechanisms. In general, most if not all of these contracts may be terminated at any time without cause or penalty (“termination for convenience”). Similarly, contracts with domestic and foreign governments and their agencies are subject to increasingly complex bidding procedures and intense competition. Should appropriations for the governments and agencies that contract with us be curtailed, or should government contracts be terminated for convenience, we may experience a significant loss of segment and consolidated revenues.

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

Our international operations expose us to a variety of operational risks which could negatively impact our future revenue and growth. We have clients in 85 countries and a substantial amount of our revenues is earned outside of the U.S. Our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of tariffs and other trade barriers, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, differences between U.S. and foreign tax rates and laws, and the difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights in international jurisdictions. Furthermore, we rely on local distributors or sales agents in some international locations. If any of these arrangements are terminated by our agent or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients of the local distributor or sales agent may not want to continue to do business with us or our new agent.

Our international operations expose us to volatility in foreign currency exchange rates. Revenues earned outside the U.S. are typically transacted in local currencies, which may fluctuate significantly against the U.S. dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our revenues and results of operations could be adversely affected by unfavorable foreign currency fluctuations.

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

We take steps generally acknowledged as standard for the industry to secure our management information systems, including our computer systems, intranet, proprietary websites, email and other telecommunications and data networks, and we carefully scrutinize the security of outsourced website and service providers prior to retaining their services. However, the security measures implemented by us or by our outside service providers may not be effective and our systems (and those of our outside service providers) may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, cyber-attacks, computer viruses, power loss, or other disruptive events. Our reputation, brand, financial condition and operating results could be adversely affected if, as a result of a significant cyber event or other technology-related catastrophe, our operations are disrupted or shutdown; our confidential, proprietary information is stolen or disclosed; we incur costs or are required to pay fines in connection with stolen customer, employee, or other confidential information; we are required to dedicate significant resources to system repairs or increase cyber security protection; or we otherwise incur significant litigation or other costs as a result of these occurrences.

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

Our outstanding debt obligation could impact our financial condition or future operating results. We have a credit arrangement that provides for a five-year, $150.0 million term loan and a $600.0 million revolving credit facility (the “2013 Credit Agreement”). The credit arrangement contains an expansion feature by which the term loan and revolving facility may be increased, at our option and under certain conditions, by up to an additional $250.0 million in the aggregate. At December 31, 2013, we had a total of $200.0 million outstanding under the 2013 Credit Agreement.

The affirmative, negative and financial covenants of the 2013 Credit Agreement could limit our future financial flexibility. Additionally, a failure to comply with these covenants could result in acceleration of all amounts outstanding under the arrangement, which would materially impact our financial condition unless accommodations could be negotiated with our lenders. No assurance can be given that we would be successful in doing so in this current financial climate, or that any accommodations that we were able to negotiate would be on terms as favorable as those presently contained in the credit arrangement. The associated debt service costs of this credit arrangement could impair our future operating results. The outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital.

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

We face risks related to litigation. We are, and may in the future be, subject to a variety of legal actions, such as employment, breach of contract, intellectual property-related, and business torts, including claims of unfair trade practices and misappropriation of trade secrets. Given the nature of our business, we are also subject to defamation (including libel and slander), negligence, or other claims relating to the information we publish. Regardless of the merits, any such claim can affect our reputation, and responding to any such claim could be time consuming, result in costly litigation and require us to enter into settlements, royalty and licensing agreements which may not be offered or available on reasonable terms. If a successful claim is made against us and we fail to settle the claim on reasonable terms, our business, brand, results of operations or financial position could be materially and adversely affected.

We face risks related to taxation. We operate in numerous jurisdictions around the world. The Company recognizes tax expense based upon the applicable tax rates and tax laws of the countries where income is generated. A substantial amount of our income is generated outside of the U.S. and is taxed at rates significantly less than the U.S. statutory income tax rate of 35%. The U.S. and many other countries in which the Company operates are considering proposals which may significantly change the taxation of income earned outside of the U.S. Our future effective tax rate, financial position and results of operations could be materially adversely affected by changes in law or if more of our income is earned in higher taxing jurisdictions and less is earned in lower taxing jurisdictions.

In addition, our tax filings for various years are subject to examination by taxing authorities and during the ordinary course of business, we are under audit by one or more tax authorities. Although we believe that our tax filings are reasonable, the final resolution of tax audits may be different from what is reflected in our historical tax provisions and accruals and could have a material adverse effect on our financial position and results of operations.

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

Our stock price may be impacted by factors outside of our control and you may not be able to resell shares of our Common Stock at or above the price you paid. The trading price of our Common Stock could be subject to significant fluctuations in response to, among other factors, developments in the industries in which we do business, general economic conditions, general market conditions, changes in the nature and composition of our stockholder base, changes in securities analysts’ recommendations regarding our securities and our performance relative to securities analysts’ expectations for any quarterly period, as well as other factors outside of our control. These factors may adversely affect the market price of our Common Stock.

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

As of December 31, 2013, the aggregate number of shares of our Common Stock issuable pursuant to outstanding grants and awards under these plans was approximately 3.6 million shares (approximately 0.8 million of which have vested). In addition, approximately 6.4 million shares may be issued in connection with future awards under our equity incentive plans. Shares of Common Stock issued under these plans are freely transferable without further registration under the Securities Act of 1933, as amended (the “Securities Act”), except for any shares held by affiliates (as that term is defined in Rule 144 under the Securities Act). We cannot predict the size of future issuances of our Common Stock or the effect, if any, that future issuances and sales of shares of our Common Stock will have on the market price of our Common Stock.

Interests of certain of our significant stockholders may conflict with yours. To our knowledge, as of December 31, 2013, and based upon publicly-available SEC filings, five institutional investors each presently hold over 5% of our Common Stock. While no stockholder or institutional investor individually holds a majority of our outstanding shares, these significant stockholders may be able, either individually or acting together, to exercise significant influence over matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, adoption or amendment of equity plans and approval of significant transactions such as mergers, acquisitions, consolidations and sales or purchases of assets. In addition, in the event of a proposed acquisition of the Company by a third party, this concentration of ownership may delay or prevent a change of control in us. Accordingly, the interests of these stockholders may not always coincide with our interests or the interests of other stockholders, or otherwise be in the best interests of us or all stockholders.

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

ITEM 2. PROPERTIES.

We currently lease 27 domestic and 51 international offices and we have a significant presence in Stamford, Connecticut; Ft. Myers, Florida; and Egham, the United Kingdom. The Company does not own any properties.

Our corporate headquarters is located in approximately 213,000 square feet of leased office space in three buildings located in Stamford. This facility also accommodates research and analysis, marketing, sales, client support, production, corporate services, and administration. The Company's lease on the Stamford facility expires in 2028 and we have three options to renew the lease at fair market value for five years each. Our Ft. Myers operations are located in 120,000 square feet of leased office space in one building for which the lease will expire in 2026. Our Egham location has approximately 72,000 square feet of leased office space in two buildings for which the leases expire in 2020 and 2025, respectively. Our other domestic and international locations support our research, consulting, domestic and international sales efforts, and other functions.

Our existing facilities are adequate for our current needs. However, over the past several years we have invested in our business by adding headcount, and we anticipate that trend to continue. As a result, we may need additional office space in various locations. Should additional space be necessary, we believe that it will be available and at reasonable terms.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is listed on the New York Stock Exchange under the symbol IT. As of January 31, 2014, there were 1,799 holders of record of our Common Stock. Our 2014 Annual Meeting of Stockholders will be held on May 29, 2014 at the Company’s corporate headquarters in Stamford, Connecticut. We did not submit any matter to a vote of our stockholders during the fourth quarter of 2013.

The following table sets forth the high and low sale prices for our Common Stock as reported on the New York Stock Exchange for the periods indicated:

	2013		2012
	High	Low	High	Low
Quarter ended March 31	$54.52	$46.52	$43.19	$34.39
Quarter ended June 30	59.09	53.01	44.97	39.50
Quarter ended September 30	63.00	55.75	51.45	42.49
Quarter ended December 31	$71.49	$57.19	$48.65	$42.81

DIVIDEND POLICY

We currently do not pay cash dividends on our Common Stock. In addition, our 2013 Credit Agreement contains a negative covenant which may limit our ability to pay dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The equity compensation plan information set forth in Part III, Item 12 of this Form 10-K is hereby incorporated by reference into this Part II, Item 5.

SHARE REPURCHASES

On February 4, 2014, the Company’s Board of Directors authorized $800.0 million to repurchase the Company's common stock. This authorization succeeds the Company’s prior $500.0 million share repurchase authorization, which was substantially utilized. The Company may repurchase its common stock from time to time in amounts and at prices the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases, private transactions or other transactions and will be funded from cash on hand and borrowings under the Company’s credit agreement.

The following table summarizes the repurchases of our Common Stock in the three months ended December 31, 2013 pursuant to our prior $500.0 million share repurchase authorization and pursuant to the settlement of share-based compensation awards:

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($000’s) (2)
October	210	$58.95
November	147,325	63.80
December	426,073	70.49
Total (1)	573,608	$68.77	$800,000

(1)
For the year ended December 31, 2013, the Company repurchased a total of 3,432,854 shares for a total cost of $196.7 million , of which $181.7 million was paid in 2013 and $15.0 million was paid in early January 2014.

(2)	Amount available as of February 4, 2014.

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

(In thousands, except per share data)	2013	2012	2011	2010	2009
STATEMENT OF OPERATIONS DATA:
Revenues:
Research	$1,271,011	$1,137,147	$1,012,062	$865,000	$752,505
Consulting	314,257	304,893	308,047	302,117	286,847
Events	198,945	173,768	148,479	121,337	100,448
Total revenues	1,784,213	1,615,808	1,468,588	1,288,454	1,139,800
Operating income	275,492	245,707	214,062	149,265	134,477
Net income	$182,801	$165,903	$136,902	$96,285	$82,964

PER SHARE DATA:
Basic income per share	$1.97	$1.78	$1.43	$1.01	$0.88
Diluted income per share	$1.93	$1.73	$1.39	$0.96	$0.85

Weighted average shares outstanding:
Basic	93,015	93,444	96,019	95,747	94,658
Diluted	94,830	95,842	98,846	99,834	97,549

OTHER DATA:
Cash and cash equivalents	$423,990	$299,852	$142,739	$120,181	$116,574
Total assets	1,783,582	1,621,277	1,379,872	1,285,658	1,215,279
Long-term debt	136,250	115,000	150,000	180,000	124,000
Stockholders’ equity	361,316	306,673	181,784	187,056	112,535
Cash provided by operating activities	$315,654	$279,814	$255,566	$205,499	$161,937

The following items impact the comparability and presentation of our consolidated data:

•	In 2013 we refinanced our debt (see Note 5 — Debt in the Notes to the Consolidated Financial Statements). We also refinanced our debt in 2010.

•
In 2013 we repurchased 3.4 million of our common shares at a total cost of $196.7 million. We also repurchased 2.7 million, 5.9 million, 3.9 million, and 0.3 million of our common shares in 2012, 2011, 2010, and 2009, respectively (see Note 7 — Stockholders’ Equity in the Notes to the Consolidated Financial Statements).

•
In 2012 we acquired Ideas International, Inc. and recognized $2.4 million in pre-tax acquisition and integration charges (see Note 1 — Business and Significant Accounting Policies in the Notes to the Consolidated Financial Statements). In addition, in 2009 we acquired AMR Research, Inc. and Burton Group, Inc., and in 2010 and 2009 we recognized $7.9 million and $2.9 million in pre-tax acquisition charges, respectively. The operating results of these three businesses, which were not material, were included in our consolidated financial results beginning on their respective acquisition dates.

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

We had total revenues of $1,784.2 million in 2013, an increase of 10% over 2012 while diluted earnings per share increased by $.20 per share, to $1.93. Excluding the impact of foreign currency, 2013 total revenues increased 11% over 2012.

Research revenues rose 12% year-over-year, to $1,271.0 million in 2013, and the contribution margin increased 1 point, to 69%. At December 31, 2013, Research contract value was $1,423.2 million, an increase of 13% over December 31, 2012 and 12% adjusted for the impact of foreign exchange. Client retention was 82% and wallet retention was 98% at December 31, 2013.

Consulting revenues in 2013 increased 3% compared to 2012, while the gross contribution margin was 34%. Consultant utilization was 64% for 2013 compared to 67% in 2012, and we had 509 billable consultants at December 31, 2013 compared to 503 at year-end 2012. Backlog increased 3% year-over-year, to $106.1 million at December 31, 2013.

Events revenues increased 14% year-over-year, to $198.9 million, while the segment contribution margin was 46%. We held 64 events in 2013 compared to 62 in 2012, with a slight decline in the number of attendees.

For a more detailed discussion of our results, see the Segment Results section below.

Cash flow from our operating activities increased 13% in 2013 compared to 2012, to $315.7 million. We continued to focus on maximizing shareholder value in 2013, and we repurchased 3.4 million of our outstanding common shares during the year. We ended 2013 with almost $424.0 million in cash and cash equivalents, which is a record year-end cash balance. We refinanced our debt in 2013 to take advantage of favorable market conditions, and as of year-end 2013 we had over $541.0 million of borrowing capacity on our revolving credit facility. We believe that we have adequate liquidity to meet our currently anticipated needs.

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

•	Events revenues are deferred and then recognized upon the completion of the related symposium, conference or exhibition.

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

The following table provides our total fees receivable and the related allowance for losses (in thousands):

	December 31,
	2013	2012
Total fees receivable	$497,923	$470,368
Allowance for losses	(7,000)	(6,400)
Fees receivable, net	$490,923	$463,968

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

The annual assessment of the recoverability of recorded goodwill can be based on either a qualitative or qualitative assessment or a combination of the two. Both methods require the use of estimates which in turn contain judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of the resulting estimates are subject to uncertainty. In 2013, we completed the required annual goodwill impairment test utilizing a qualitative approach. Based on this assessment, the Company believes the fair values of the Company’s reporting units continue to substantially exceed their respective carrying amounts. See Note 1 — Business and Significant Accounting Policies in the Notes to the Consolidated Financial Statements for additional discussion.

Accounting for income taxes — We estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating our current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We record a valuation allowance to reduce our deferred tax assets when future realization is in question. We consider the availability of loss carryforwards, existing deferred tax liabilities, future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we determine that we are able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment is made to reduce the valuation allowance and increase income in the period such determination is made. Likewise, if we determine that we will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the valuation allowance is charged against income in the period such determination is made.

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

RESULTS OF OPERATIONS

Consolidated Results

2013 VERSUS 2012

The following table presents the changes in selected line items in our Consolidated Statements of Operations for the two years ended December 31, 2013 (dollars in thousands):

	Twelve Months Ended December 31, 2013	Twelve Months Ended December 31, 2012	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	$1,784,213	$1,615,808	$168,405	10%
Costs and expenses:
Cost of services & product development	713,484	659,067	(54,417)	(8)
Selling, general and administrative	760,458	678,843	(81,615)	(12)
Depreciation	28,996	25,369	(3,627)	(14)
Amortization of intangibles	5,446	4,402	(1,044)	(24)
Acquisition & integration charges	337	2,420	2,083	86
Operating income	275,492	245,707	29,785	12
Interest expense, net	(8,837)	(8,859)	22	—
Other expense, net	(216)	(1,252)	1,036	83
Provision for income taxes	(83,638)	(69,693)	(13,945)	(20)
Net income	$182,801	$165,903	$16,898	10%

TOTAL REVENUES for the twelve months ended December 31, 2013 increased $168.4 million, or 10%, compared to the twelve months ended December 31, 2012. Total revenues increased 11% excluding the unfavorable impact of foreign currency. Revenues increased in all three of our business segments and across all of our geographic regions.

The following table presents total revenues by geographic region for the twelve months ended:

Geographic Region	December 31, 2013	December 31, 2012	Increase (Decrease) $	Increase (Decrease) %
U.S. and Canada	$1,049,734	$947,075	$102,659	11%
Europe, Middle East, Africa	508,755	458,675	50,080	11
Other International	225,724	210,058	15,666	7
Totals	$1,784,213	$1,615,808	$168,405	10%

The following table presents our revenues by segment for the twelve months ended:

Segment	December 31, 2013	December 31, 2012	Increase (Decrease) $	Increase (Decrease) %
Research	$1,271,011	$1,137,147	$133,864	12%
Consulting	314,257	304,893	9,364	3
Events	198,945	173,768	25,177	14
Totals	$1,784,213	$1,615,808	$168,405	10%

Please refer to the section of this MD&A below entitled “Segment Results” for a further discussion of revenues and results by segment.

COST OF SERVICES AND PRODUCT DEVELOPMENT (“COS”) expense increased 8% in 2013 compared to 2012, or $54.4 million, to $713.5 million compared to $659.1 million in 2012. The increase was primarily due to higher payroll and related benefits costs from additional headcount as we continued to invest to support the growth in our business, and to a lesser extent, merit salary increases. We also had higher conference costs due to an increase in the number of events, a double-digit increase in the number of exhibitors at our events, and the upgrading of facilities in several locations to support anticipated growth in the events business. These additional costs were partially offset by the favorable impact of foreign currency. COS as a percentage of revenues was 40% in the 2013 period compared to 41% in the 2012 period.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) expense increased by $81.6 million in 2013, or 12%, to $760.5 million compared to $678.8 million in 2012. The increase was primarily due to higher payroll and related benefits costs, which was partially offset by favorable foreign currency impact. The higher payroll and benefit cost was primarily driven by our investment in additional headcount, and to a lesser extent, higher sales commissions and merit salary increases. The increased headcount includes additional quota-bearing sales associates, which increased to 1,643 at December 31, 2013, a 16% increase over year-end 2012.

DEPRECIATION expense increased 14% in 2013 compared to 2012, primarily due to additional depreciation on leasehold improvements from two renovated buildings on our Stamford headquarters campus being placed into service during 2013.

AMORTIZATION OF INTANGIBLES increased 24% year-over-year due to a full year of amortization in 2013 of the intangible assets recorded from the Ideas International acquisition in mid-2012.

ACQUISITION AND INTEGRATION CHARGES was $0.3 million in 2013 compared to $2.4 million in 2012. These charges related to the acquisition of Ideas International in mid-2012 and include legal, consulting, severance, and other costs.

OPERATING INCOME increased $29.8 million year-over-year, or 12%, to $275.5 million in 2013 from $245.7 million in 2012. The increased operating income was primarily attributable to a substantially higher segment contribution from our Research segment. Operating income as a percentage of revenues was 15% for both periods.

INTEREST EXPENSE, NET was flat year-over-year.

OTHER EXPENSE, NET was $0.2 million in 2013 and $1.3 million in 2012. These expenses primarily consisted of net foreign currency exchange gains and losses.

PROVISION FOR INCOME TAXES was $83.6 million in 2013 compared to $69.7 million in 2012 and the effective tax rate was 31.4% for 2013 compared to 29.6% for 2012. The higher effective tax rate in 2013 was primarily attributable to a change in the annual mix of pre-tax income by jurisdiction as well as the impact of certain state tax credits recognized in 2012.

During 2013, the Company closed the Internal Revenue Service (“IRS”) audit of its 2008 and 2009 federal income tax returns. The resolution of the audit did not have a material adverse effect on the consolidated financial position, cash flows, or results of operations of the Company.

In late 2013 the Company received notice that the IRS intends to conduct an audit of the Company's 2010 and 2011 tax years. The audits for these years have commenced and are in the early stages of examination. Although the final resolution of these audits is uncertain, the Company believes that the ultimate disposition will not have a material adverse effect on its consolidated financial position, cash flows, or results of operations.

The American Taxpayer Relief Act of 2012 (the “2012 Tax Act”) was enacted in January of 2013 and contained beneficial tax provisions for the Company which applied retroactively to 2012. However, since the 2012 Tax Act was passed in 2013, approximately $1.5 million of tax benefits relating to its retroactive application were recorded by the Company in early 2013.

NET INCOME was $182.8 million in 2013 and $165.9 million in 2012, an increase of $16.9 million, or 10%, primarily due to the higher operating income, which was partially offset by higher income tax charges. Diluted earnings per share increased 12% year-over-year due to the higher net income and to a lesser extent a lower number of weighted-average shares outstanding.

2012 VERSUS 2011

The following table presents the changes in selected line items in our Consolidated Statements of Operations for the two years ended December 31, 2012 (dollars in thousands):

	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	$1,615,808	$1,468,588	$147,220	10%
Costs and expenses:
Cost of services & product development	659,067	608,755	(50,312)	(8)
Selling, general and administrative	678,843	613,707	(65,136)	(11)
Depreciation	25,369	25,539	170	1
Amortization of intangibles	4,402	6,525	2,123	33
Acquisition & integration charges	2,420	—	(2,420)	(100)
Operating income	245,707	214,062	31,645	15
Interest expense, net	(8,859)	(9,967)	1,108	11
Other expense, net	(1,252)	(1,911)	659	34
Provision for income taxes	(69,693)	(65,282)	(4,411)	(7)
Net income	$165,903	$136,902	$29,001	21%

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

An overview of our total revenues by geographic region follows:

Geographic Region	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011	Increase (Decrease) $	Increase (Decrease) %
U.S. and Canada	$947,075	$861,481	$85,594	10%
Europe, Middle East, Africa	458,675	437,194	21,481	5
Other International	210,058	169,913	40,145	24
Totals	$1,615,808	$1,468,588	$147,220	10%

An overview of our total revenues by segment follows:

Segment	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011	Increase (Decrease) $	Increase (Decrease) %
Research	$1,137,147	$1,012,062	$125,085	12%
Consulting	304,893	308,047	(3,154)	(1)
Events	173,768	148,479	25,289	17
Totals	$1,615,808	1,468,588	$147,220	10%

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

ACQUISITION AND INTEGRATION CHARGES was $2.4 million in 2012 and zero in 2011. These charges related to the acquisition of Ideas International in mid-2012 and included legal, consulting, severance, and other costs.

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

During 2012, the Company closed the IRS audit of its 2007 federal income tax return. The resolution of the audit did not have a material adverse effect on the consolidated financial position, cash flows, or results of operations of the Company.

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

The following sections present the results of our three business segments.

Research

The following table presents the financial results and business measurements of our Research segment as of and for the twelve months ended December 31:

	2013	2012	$ Increase (Decrease)	% Increase (Decrease)	2012	2011	$ Increase (Decrease)	% Increase (Decrease)
Financial Measurements:
Revenues (1)	$1,271,011	$1,137,147	$133,864	12%	$1,137,147	$1,012,062	$125,085	12%
Gross contribution (1)	$879,384	$774,342	$105,042	14%	$774,342	$682,136	$92,206	14%
Gross contribution margin	69%	68%	1 point	—	68%	67%	1 point	—
Business Measurements:
Contract value (1)	$1,423,179	$1,262,865	$160,314	13%	$1,262,865	$1,115,801	$147,064	13%
Client retention	82%	83%	(1) point	—	83%	82%	1 point	—
Wallet retention	98%	99%	(1) point	—	99%	99%	—	—

(1)	Dollars in thousands.

2013 VERSUS 2012

Research segment revenues in 2013 increased compared to 2012. The impact of foreign exchange translation was not significant. The segment gross contribution margin increased by 1 point, to 69%, driven by the operating leverage in this business. Contribution margin improved in spite of an 8% increase in segment headcount as we continue to invest for future growth.

Research contract value increased 13% in 2013 to $1,423.2 million, and increased 12% year-over-year adjusted for the impact of foreign currency translation. Our growth in contract value was broad-based, with almost every region, industry segment, and client size growing at double-digit rates compared to 2012.

The number of research client organizations we serve increased by 6% in 2013, to 14,099. Both client retention and wallet retention remained strong during 2013, and were 82% and 98% at December 31, 2013, respectively.

2012 VERSUS 2011

Research segment revenues increased 12% in 2012 compared to 2011 but excluding the unfavorable effect of foreign currency translation, Research segment revenues increased 14%. The segment gross contribution margin increased by 1 point.

Research contract value increased 13% in 2012, to $1,262.9 million, but increased 14% year-over-year excluding the unfavorable impact of foreign currency translation. We had double-digit contract value growth across all of our Research product lines and client sizes, and almost every industry segment. Both client retention and wallet retention remained strong during 2012 at 83% and 99%, respectively.

Consulting

The following table presents the financial results and business measurements of our Consulting segment as of and for the twelve months ended December 31:

	2013	2012	$ Increase (Decrease)	% Increase (Decrease)	2012	2011	$ Increase (Decrease)	% Increase (Decrease)
Financial Measurements:
Revenues (1)	$314,257	$304,893	$9,364	3%	$304,893	$308,047	$(3,154)	(1)%
Gross contribution (1)	$107,565	$109,253	$(1,688)	(2)%	$109,253	$114,838	$(5,585)	(5)%
Gross contribution margin	34%	36%	(2) points	—	36%	37%	(1) point	—
Business Measurements:
Backlog (1)	$106,130	$102,718	$3,412	3%	$102,718	$100,564	$2,154	2%
Billable headcount	509	503	6	1%	503	481	22	5%
Consultant utilization	64%	67%	(3) points	—	67%	65%	2 points	—
Average annualized revenue per billable headcount (1)	$409	$430	$(21)	(5)%	$430	$424	$6	1%

(1)	Dollars in thousands.

2013 VERSUS 2012

Consulting revenues increased 3% year-over-year and 4% when adjusted for the impact of foreign exchange. The increase was due to higher contract optimization revenue, which can fluctuate from period to period and are generally about 10% of total Consulting segment revenues. The increased contract optimization revenues were partially offset by slightly lower core consulting and strategic advisory (“SAS”) revenues. The gross contribution margin declined by 2 points due to higher payroll and benefit costs from additional headcount and merit salary increases, and to a lesser extent, lower utilization in core consulting. Backlog increased $3.4 million, or 3%, year-over-year, to $106.1 million at December 31, 2013.

2012 VERSUS 2011

Consulting revenues decreased 1% year-over-year due to lower revenues in our contract optimization business. The decrease in contract optimization revenue was substantially offset by higher core consulting revenues, which increased 5% year-over-year, driven by additional demand and increased headcount. SAS revenues were flat year-over-year. Excluding the unfavorable impact of foreign currency translation, revenues increased 1% year-over-year. The gross contribution margin declined by 1 point due to the lower revenues in our contract optimization business, which has a higher contribution margin than core consulting or SAS. Backlog increased 2% year-over-year, to $102.7 million at December 31, 2012.

Events

The following table presents the financial results and business measurements of our Events segment as of and for the twelve months ended December 31:

	2013	2012	$ Increase (Decrease)	% Increase (Decrease)	2012	2011	$ Increase (Decrease)	% Increase (Decrease)
Financial Measurements:
Revenues (1)	$198,945	$173,768	$25,177	14%	$173,768	$148,479	$25,289	17%
Gross contribution (1)	$91,216	$80,119	$11,097	14%	$80,119	$66,265	$13,854	21%
Gross contribution margin	46%	46%	—	—	46%	45%	1 point	—
Business Measurements:
Number of events	64	62	2	3%	62	60	2	3%
Number of attendees	44,986	46,307	(1,321)	(3)%	46,307	42,748	3,559	8%

(1)	Dollars in thousands.

2013 VERSUS 2012

Events revenues increased $25.2 million when comparing 2013 to 2012, or 14%, but excluding the impact of foreign currency translation, revenues increased 15% year-over-year. We held 64 events in 2013, consisting of 58 ongoing events and 6 new events, compared to 62 events in 2012. The year-over-year revenue increase was primarily attributable to higher exhibitor revenue at our ongoing events. The overall number of attendees declined slightly while the number of exhibitors increased 11%. Average revenue per attendee rose 15% and average revenue per exhibitor increased 6%. The gross contribution margin was flat year-over-year at 46%.

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

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations primarily through cash generated from our operating activities. For 2013, we had operating cash flow of $315.7 million, which was the highest in the Company’s history and represented an increase of 13% over 2012. Our operating cash flow has been continuously enhanced by the leverage characteristics of our subscription-based business model as well as our focus on operational efficiencies. Revenues in our Research segment, which increased 12% in 2013 compared to 2012, constituted 71% and 70% of our total revenues in 2013 and 2012, respectively. Our Research contracts generally renew annually and typically are paid in advance, and combined with a strong customer retention rate and high incremental margins, has generally resulted in strong growth in operating cash flow each year. Our cash flow generation has also benefited from our continuing efforts to improve the operating efficiencies of our businesses as well as a focus on the optimal management of our working capital as we increase our sales volume.

In addition to the strong increase in our operating cash flows, we also had almost $424.0 million of cash and cash equivalents at year-end 2013, which was the highest cash balance in the Company’s history. We refinanced our debt in 2013 to take advantage of favorable market conditions and we had $541.1 million of available borrowing capacity under our revolving credit facility at year-end 2013. We believe that our strong operating cash flow, as well as our existing cash balances and our available borrowing capacity, provide us with adequate liquidity to meet our currently anticipated needs.

Our cash and cash equivalents are held in numerous locations throughout the world. At December 31, 2013, $247.0 million of our cash and cash equivalents was held outside the U.S. Approximately half of the cash and cash equivalents held overseas represents unremitted earnings of our non-U.S subsidiaries. Under U.S. accounting rules, no provision for income taxes that may result from the remittance of such earnings is required if the Company intends to reinvest such funds overseas. Our current plans do not demonstrate a need to repatriate these undistributed earnings to fund our U.S. operations or otherwise satisfy the liquidity needs of our U.S operations. We intend to reinvest these earnings in our non-U.S. operations, except in instances in which the repatriation of these earnings would result in minimal additional tax. As a result, the Company has not recognized additional income tax expense that may result from the remittance of these earnings. However, should our liquidity needs change or we decide to repatriate some or all of these unremitted earnings, we may be required to accrue additional taxes which could have a material effect on our consolidated financial position, cash flows, and result of operations.

Changes in cash and cash equivalents

The following disclosure summarizes and explains the changes in our cash and cash equivalents for the three years ending December 31, 2013 (in thousands):

	2013 vs. 2012			2012 vs. 2011
	Twelve Months Ended December 31, 2013	Twelve Months Ended December 31, 2012	Increase (Decrease)	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011	Increase (Decrease)
Cash provided by operating activities	$315,654	$279,813	$35,841	$279,813	$255,566	$24,247
Cash used in investing activities	(36,498)	(54,673)	18,175	(54,673)	(41,954)	(12,719)
Cash used by financing activities	(153,855)	(72,570)	(81,285)	(72,570)	(186,559)	113,989
Net increase	125,301	152,570	(27,269)	152,570	27,053	125,517
Effects of exchange rates	(1,163)	4,543	(5,706)	4,543	(4,495)	9,038
Beginning cash and cash equivalents	299,852	142,739	157,113	142,739	120,181	22,558
Ending cash and cash equivalents	$423,990	$299,852	$124,138	$299,852	$142,739	$157,113

2013 VERSUS 2012

Operating

Operating cash flow increased by $35.8 million, or 13%, when comparing 2013 to 2012. The increase was primarily due to higher net income in the 2013 period, as well as additional receivable collections and other positive working capital changes. These increases were partially offset by additional cash payments in the 2013 period for bonus, commissions, and taxes, and we also had lower cash reimbursements in the 2013 period related to the completion of the renovation of our Stamford headquarters facility.

Investing

Cash used in our investing activities declined by $18.2 million in 2013 compared to 2012. The decrease was primarily due to $10.3 million of cash used in 2012 for the acquisition of Ideas International and to a lesser extent, higher capital expenditures in 2012.

Capital expenditures were $36.5 million in 2013 compared to $44.3 million in 2012, which included $7.7 million and $17.0 million, respectively, that were paid for the renovation of our Stamford headquarters facility. The Company's total expenditures on the renovation were approximately $34.2 million. The Company received a total of $25.0 million of reimbursements from the facility landlord for the renovation, of which $3.0 million was received in 2013, $13.0 million in 2012, and $9.0 million in 2011, which were recorded in operating cash flows.

Financing

We used $153.9 million of cash in our financing activities in 2013 compared to $72.6 million in 2012, an increase in cash used of $81.3 million, primarily due to share repurchases. We used $181.7 million of cash in 2013 for share repurchases compared to $111.3 million in 2012. We also had lower cash proceeds from employee share-based activity in the 2013 period, and we also paid $3.6 million of fees related to our debt refinancing in the 2013 period.

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

Investing

Cash used for investing purposes was $54.7 million in 2012, an increase in cash used of $12.7 million compared to 2011, due to $10.3 million of cash used for the acquisition of Ideas International and to a lesser extent, higher capital expenditures.

Capital expenditures were $44.3 million in 2012 compared to $42.0 million in 2011, which included $17.0 million and $9.5 million, respectively, that were paid for the renovation of our Stamford headquarters facility. The Company received reimbursements from the facility landlord of $13.0 million in 2012 and $9.0 million in 2011, which were recorded in operating cash flows.

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

OBLIGATIONS AND COMMITMENTS

2013 Credit Agreement

The Company has a five-year credit arrangement that it entered into in March 2013 that provides for a $150.0 million term loan and a $600.0 million revolving credit facility (the “2013 Credit Agreement”). Under the revolving credit facility, amounts may be borrowed, repaid, and re-borrowed through the maturity date of the agreement in March 2018. The credit arrangement contains an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, by up to an additional $250.0 million in the aggregate. The Company had a total of $200.0 million outstanding under the 2013 Credit Agreement as of December 31, 2013, which consisted of $144.4 million outstanding under the term loan and $55.6 million outstanding under the revolver. As of December 31, 2013, we had $541.1 million of borrowing availability under the revolver.

The term loan will be repaid in 16 consecutive quarterly installments which commenced on June 30, 2013, plus a final payment due on March 7, 2018, and may be prepaid at any time without penalty or premium at the Company’s option. The revolving credit facility may be used for loans, and up to $40.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until March 7, 2018, at which time all amounts borrowed must be repaid. See Note 5 - Debt herein in the Notes to the Condensed Consolidated Financial Statements for additional information regarding the 2013 Credit Agreement.

Off-Balance Sheet Arrangements

Through December 31, 2013, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

Contractual Cash Commitments

The Company has certain contractual commitments that require future payment. The following table summarizes the Company’s contractual cash commitments due after December 31, 2013 (in thousands):

Commitment Description:	Due In Less Than 1 Year	Due In 2-3 Years	Due In 4-5 Years	Due In More Than 5 Years	Total
Debt – principal and interest (1), (2)	$20,555	$50,485	$160,620	$5,210	$236,870
Operating leases (3)	34,525	48,135	25,985	82,485	191,130
Deferred compensation arrangement (4)	3,280	5,920	3,800	23,410	36,410
Tax liabilities (5)	1,520	—	—	—	1,520
Other (6)	21,500	5,560	—	—	27,060
Totals	$81,380	$110,100	$190,405	$111,105	$492,990

(1)
Includes the contractual principal due under the Company’s 2013 Credit Agreement, which matures in March 2018. Amounts borrowed under the term loan arrangement have been classified in the table based on the scheduled repayment dates, while revolver borrowings are classified in the Due In 4-5 Years category since the amounts are not contractually due until 2018. Interest payments on amounts outstanding under the 2013 Credit Facility are based on a floating rate. However, the Company has a $200.0 million notional interest rate swap that converts the variable interest payments on the debt to a 2.26% fixed rate on the first $200.0 million of borrowings. As a result, in order to calculate an estimate for the future interest payments, the Company has used a rate of 3.64%, which includes the swap rate of 2.26% plus a loan margin of 1.38%. See Note 5 — Debt in the Notes to the Consolidated Financial Statements for additional information on the Company's 2013 Credit Agreement.

(2)
The Company's $5.0 million State of Connecticut economic development loan is included in the Due In More Than 5 Years category since it has a 10 year maturity. Interest payments on the loan have been calculated based on the contractual fixed rate of interest of 3%. See Note 5 — Debt in the Notes to the Consolidated Financial Statements for additional information on the loan.

(3)
The Company leases various facilities, furniture, autos, and computer equipment. These leases expire between 2013 and 2027 See Note 1 — Business and Significant Accounting Policies in the Notes to the Consolidated Financial Statements for additional information on the Company's leases.

(4)
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

(5)
Includes interest and penalties. In addition to the amount presented in the table, the Company also has recorded liabilities of $13.1 million for unrecognized tax benefits and $3.1 million for related potential interest and penalties. We are uncertain as to when or if such amounts may be settled.

(6)
Includes contractual commitments for software, building maintenance, and telecom services. Also included are amounts due for share repurchase transactions that occurred in late December 2013 and were settled in early January 2014. See Note 7 — Stockholders' Equity in the Notes to the Consolidated Financial Statements for additional information on the Company's share repurchases.

QUARTERLY FINANCIAL DATA

The following tables present our quarterly operating results for the two year period ended December 31, 2013:

2013
(In thousands, except per share data)	First	Second	Third	Fourth
Revenues	$406,754	$446,047	$410,705	$520,707
Operating income	54,005	73,987	58,743	88,757
Net income	36,675	46,514	38,194	61,418
Net income per share: (1)
Basic	$0.39	$0.50	$0.41	$0.67
Diluted	$0.38	$0.49	$0.40	$0.65

2012
(In thousands, except per share data)	First	Second	Third	Fourth
Revenues	$369,171	$397,482	$374,406	$474,749
Operating income	53,556	62,722	49,768	79,661
Net income	34,221	41,484	31,375	58,823
Net income per share: (1)
Basic	$0.37	$0.44	$0.34	$0.63
Diluted	$0.36	$0.43	$0.33	$0.61

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

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 addresses the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU No. 2013-11 is effective for the Company’s fiscal quarter ending March 31, 2014 and impacts balance sheet presentation only. The Company believes the balance sheet impact will not be material.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU No. 2013-05 provides updated guidance to resolve diversity in practice concerning the release of the cumulative foreign currency translation adjustment into net income when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. When a company ceases to have a controlling financial interest, the company should recognize any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary had resided. Upon a partial sale, the company should release into earnings a pro rata portion of the cumulative translation adjustment. ASU No. 2013-05 is effective for the Company’s fiscal quarter ending March 31, 2014. The guidance in ASU 2013-05 will only impact the Company's financial statements upon the occurrence of a transaction within its scope.

The FASB also continues to work on a number of significant accounting rules which may impact the Company’s accounting and disclosures in future periods. Since these rules have not yet been issued, the effective dates and potential impact are unknown.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

We have exposure to changes in interest rates arising from borrowings under our 2013 Credit Agreement. At December 31, 2013, we had $200.0 million outstanding under the 2013 Credit Agreement, which consisted of $144.4 million outstanding under the term loan and $55.6 million outstanding under the revolver.

Amounts borrowed under the 2013 Credit Agreement bear interest at a rate equal to, at Gartner’s option, either (1) the greatest of: the Administrative Agent’s prime rate; the average rate on overnight federal funds plus 1/2 of 1%; and the Eurodollar rate (adjusted for statutory reserves) plus 1%, in each case plus a margin equal to between 0.25% and 0.75% depending on Gartner’s leverage ratio as of the end of the four consecutive fiscal quarters most recently ended, or (2) the Eurodollar rate (adjusted for statutory reserves) plus a margin equal to between 1.25% and 1.75%, depending on Gartner’s leverage ratio as of the end of the four consecutive fiscal quarters most recently ended.

We have an interest rate swap contract which effectively converts the floating base rate on the first $200.0 million of our borrowings to a 2.26% fixed rate. The Company only hedges the base interest rate risk on the first $200.0 million of its outstanding borrowings. Accordingly, we are exposed to interest rate risk on borrowings in excess of $200.0 million. A 25 basis point increase or decrease in interest rates could change pre-tax annual interest expense on the additional revolver borrowing capacity under the 2013 Credit Agreement (not including the expansion feature) by approximately $0.9 million.

FOREIGN CURRENCY RISK

For the fiscal years ended December 31, 2013 and 2012, approximately 45% and 46% of our revenues, respectively, were derived from sales outside of the U.S. As a result, we conduct business in numerous currencies other than the U.S dollar. Among the major foreign currencies in which we conduct business are the Euro, the British Pound, the Japanese Yen, the Australian dollar, and the Canadian dollar. Our foreign currency exposure results in both translation risk and transaction risk:

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

A measure of the potential impact of foreign currency translation on our Condensed Consolidated Balance Sheets can be determined through a sensitivity analysis of our cash and cash equivalents. At December 31, 2013, we had almost $424.0 million of cash and cash equivalents, with approximately 58% denominated in foreign currencies. If the foreign exchange rates of the major currencies in which we operate changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on December 31, 2013 would have increased or decreased by approximately $20.0 million.

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

Transaction Risk

We also have foreign exchange transaction risk since foreign subsidiaries typically enter into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency in which the foreign subsidiary operates. We may enter into foreign currency forward exchange contracts to mitigate the effects of foreign currency transaction risk. These contracts are normally short term in duration and unrealized and realized gains and losses are recognized in current period earnings. At December 31, 2013, we had 89 outstanding foreign currency forward contracts with a total notional amount of approximately $61.0 million and an immaterial net unrealized loss. Substantially all of these contracts matured by the end of January 2014.

CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents, accounts receivable, and an interest rate swap contract. The majority of the Company’s cash and cash equivalents and its interest rate swap contract are with large investment grade commercial banks that are participants in the Company’s 2013 Credit Agreement. Accounts receivable balances deemed to be collectible from customers have limited concentration of credit risk due to our diverse customer base and geographic dispersion.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for 2013, 2012, and 2011, together with the reports of KPMG LLP, our independent registered public accounting firm, are included herein in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Management conducted an evaluation, as of December 31, 2013, of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed or submitted under the Act.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of the Board of Directors.

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2013, Gartner’s internal control over financial reporting was effective.

The effectiveness of management’s internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K in Part IV, Item 15.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item will be set forth under the captions “Proposal One: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Miscellaneous — Available Information” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2014. If the Proxy Statement is not filed with the SEC by April 30, 2014, such information will be included in an amendment to this Annual Report filed by April 30, 2014. See also Item 1. Business — Available Information.

ITEM 11. EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the caption “Executive Compensation” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2014. If the Proxy Statement is not filed with the SEC by April 30, 2014, such information will be included in an amendment to this Annual Report filed by April 30, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be furnished pursuant to this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed with the SEC by April 30, 2014. If the Proxy Statement is not filed with the SEC by April 30, 2014, such information will be included in an amendment to this Annual Report filed by April 30, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required to be furnished pursuant to this item will be set forth under the captions “Transactions With Related Persons” and “Corporate Governance — Director Independence” in the Company’s Proxy Statement to be filed with the SEC by April 30, 2014. If the Proxy Statement is not filed with the SEC by April 30, 2014, such information will be included in an amendment to this Annual Report filed by April 30, 2014.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2014. If the Proxy Statement is not filed with the SEC by April 30, 2014, such information will be included in an amendment to this Annual Report filed by April 30, 2014.

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

3. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1(1)	Restated Certificate of Incorporation of the Company.

3.2(2)	Bylaws as amended through February 2, 2012.

4.1(1)	Form of Certificate for Common Stock as of June 2, 2005.

4.2(3)	Credit Agreement, dated as of December 22, 2010, among the Company, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as administrative agent.

10.1(4)	Lease dated April 16, 2010 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut.

10.2(4)	First Amendment to Lease dated April 16, 2010 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut.

10.4(5)+	2011 Employee Stock Purchase Plan.

10.6(6)+	2003 Long-Term Incentive Plan, as amended and restated on June 4, 2009.

10.7(7)+	Amended and Restated Employment Agreement between Eugene A. Hall and the Company dated as of April 13, 2011.

10.8(8)+	Company Deferred Compensation Plan, effective January 1, 2009.

10.9(9)+	Form of Stock Appreciation Right Agreement for executive officers.

10.10(9)+	Form of Performance Stock Unit Agreement for executive officers.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see Signature Page).

31.1*	Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this document.

+	Management compensation plan or arrangement.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 29, 2005 as filed on July 6, 2005.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 2, 2012 as filed on February 7, 2012.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed on February 15, 2011.

(4)	Incorporated by reference from the Company’s Quarterly Report on form 10-Q as filed on August 9, 2010.

(5)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) as filed on April 18, 2011.

(6)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) as filed on April 21, 2009.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed on August 2, 2011.

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed on February 20, 2009.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 10, 2014 as filed on February 11, 2014.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
GARTNER, INC.
CONSOLIDATED FINANCIAL STATEMENTS

All financial statement schedules have been omitted because the information required is not applicable or is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders

Gartner, Inc.:

We have audited the accompanying consolidated balance sheets of Gartner, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gartner, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(KPMG LLP LOGO)

/s/ KPMG LLP

New York, New York

February 26, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders

Gartner, Inc.:

We have audited Gartner, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gartner, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 26, 2014 expressed an unqualified opinion on those consolidated financial statements.

(KPMG LLP LOGO)

/s/ KPMG LLP

New York, New York

February 26, 2014

GARTNER, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$423,990	$299,852
Fees receivable, net of allowances of $7,000 and $6,400 respectively	490,923	463,968
Deferred commissions	106,287	87,933
Prepaid expenses and other current assets	63,682	75,713
Total current assets	1,084,882	927,466
Property, equipment and leasehold improvements, net	91,759	89,089
Goodwill	519,203	519,506
Intangible assets, net	6,107	11,821
Other assets	81,631	73,395
Total Assets	$1,783,582	$1,621,277
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$325,059	$287,763
Deferred revenues	766,114	692,237
Current portion of long-term debt	68,750	90,000
Total current liabilities	1,159,923	1,070,000
Long-term debt	136,250	115,000
Other liabilities	126,093	129,604
Total Liabilities	1,422,266	1,314,604
Stockholders’ equity:
Preferred stock:
$.01 par value, authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
$.0005 par value, authorized 250,000,000 shares for both periods; 156,234,415 shares issued for both periods	78	78
Additional paid-in capital	718,644	679,871
Accumulated other comprehensive income, net	8,345	5,968
Accumulated earnings	1,091,283	908,482
Treasury stock, at cost, 64,268,863 and 62,873,100 common shares, respectively	(1,457,034)	(1,287,726)
Total Stockholders’ Equity	361,316	306,673
Total Liabilities and Stockholders’ Equity	$1,783,582	$1,621,277

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Research	$1,271,011	$1,137,147	$1,012,062
Consulting	314,257	304,893	308,047
Events	198,945	173,768	148,479
Total revenues	1,784,213	1,615,808	1,468,588
Costs and expenses:
Cost of services and product development	713,484	659,067	608,755
Selling, general and administrative	760,458	678,843	613,707
Depreciation	28,996	25,369	25,539
Amortization of intangibles	5,446	4,402	6,525
Acquisition and integration charges	337	2,420	—
Total costs and expenses	1,508,721	1,370,101	1,254,526
Operating income	275,492	245,707	214,062
Interest income	1,551	1,046	1,249
Interest expense	(10,388)	(9,905)	(11,216)
Other expense, net	(216)	(1,252)	(1,911)
Income before income taxes	266,439	235,596	202,184
Provision for income taxes	83,638	69,693	65,282
Net income	$182,801	$165,903	$136,902

Net income per share:
Basic	$1.97	$1.78	$1.43
Diluted	$1.93	$1.73	$1.39
Weighted average shares outstanding:
Basic	93,015	93,444	96,019
Diluted	94,830	95,842	98,846

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Year Ended December 31,
	2013	2012	2011
Net income	$182,801	$165,903	$136,902
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	503	4,318	(4,454)
Interest rate hedge - deferred gain (loss)	2,107	(76)	(4,674)
Pension - deferred actuarial (loss) gain	(233)	(4,067)	283
Other comprehensive income (loss), net of tax	2,377	175	(8,845)
Comprehensive income	$185,178	$166,078	$128,057

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income, Net	Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2010	$78	$611,782	$14,638	$605,677	$(1,045,119)	$187,056
Net income	—	—	—	136,902	—	136,902
Other comprehensive loss	—	—	(8,845)	—	—	(8,845)
Issuances under stock plans	—	(23,579)	—	—	43,624	20,045
Stock compensation tax benefits	—	25,778	—	—	—	25,778
Common share repurchases	—	—	—	—	(211,986)	(211,986)
Stock compensation expense	—	32,834	—	—	—	32,834
Balance at December 31, 2011	$78	$646,815	$5,793	$742,579	$(1,213,481)	$181,784
Net income	—	—	—	165,903	—	165,903
Other comprehensive income	—	—	175	—	—	175
Issuances under stock plans	—	(24,626)	—	—	37,059	12,433
Stock compensation tax benefits	—	21,304	—	—	—	21,304
Common share repurchases	—	—	—	—	(111,304)	(111,304)
Stock compensation expense	—	36,378	—	—	—	36,378
Balance at December 31, 2012	$78	$679,871	$5,968	$908,482	$(1,287,726)	$306,673
Net income	—	—	—	182,801	—	182,801
Other comprehensive income	—	—	2,377	—	—	2,377
Issuances under stock plans	—	(21,354)	—	—	27,388	6,034
Stock compensation tax benefits	—	25,392	—	—	—	25,392
Common share repurchases	—	—	—	—	(196,696)	(196,696)
Stock compensation expense	—	34,735	—	—	—	34,735
Balance at December 31, 2013	$78	$718,644	$8,345	$1,091,283	$(1,457,034)	$361,316

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$182,801	$165,903	$136,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	34,442	29,771	32,064
Stock-based compensation expense	34,735	36,378	32,865
Excess tax benefits from employee stock-based compensation exercises	(25,392)	(21,304)	(25,572)
Deferred taxes	16,663	973	(965)
Amortization and write-off of debt issue costs	2,710	2,008	2,288
Changes in assets and liabilities:
Fees receivable, net	(28,097)	(38,617)	(58,887)
Deferred commissions	(18,608)	(8,871)	(6,928)
Prepaid expenses and other current assets	(1,187)	(10,604)	3,540
Other assets	(5,268)	15,113	4,397
Deferred revenues	80,938	71,645	91,765
Accounts payable, accrued, and other liabilities	41,917	37,418	44,097
Cash provided by operating activities	315,654	279,813	255,566
Investing activities:
Additions to property, equipment and leasehold improvements	(36,498)	(44,337)	(41,954)
Acquisitions (net of cash received)	—	(10,336)	—
Cash used in investing activities	(36,498)	(54,673)	(41,954)
Financing activities:
Proceeds from employee stock-based compensation plans and ESP Plan	6,042	12,430	20,011
Proceeds from borrowings	205,625	35,000	—
Payments on debt	(205,625)	(30,000)	(20,156)
Purchases of treasury stock	(181,736)	(111,304)	(211,986)
Fees paid for debt refinancing	(3,553)	—	—
Excess tax benefits from employee stock-based compensation exercises	25,392	21,304	25,572
Cash used by financing activities	(153,855)	(72,570)	(186,559)
Net increase in cash and cash equivalents	125,301	152,570	27,053
Effects of exchange rates on cash and cash equivalents	(1,163)	4,543	(4,495)
Cash and cash equivalents, beginning of period	299,852	142,739	120,181
Cash and cash equivalents, end of period	$423,990	$299,852	$142,739

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,500	$8,968	$13,312
Income taxes, net of refunds received	$50,767	$46,907	$24,126

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

Basis of presentation. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270 for financial information and with the applicable instructions of U.S. Securities & Exchange Commission (“SEC”) Regulation S-X. The fiscal year of Gartner represents the twelve-month period from January 1 through December 31. All references to 2013, 2012, and 2011 herein refer to the fiscal year unless otherwise indicated.

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

Acquisitions. The Company accounts for acquisitions in accordance with the acquisition method of accounting as prescribed by FASB ASC Topic 805, Business Combinations. The acquisition method of accounting requires the consideration paid to be allocated to the net assets and liabilities acquired based on their estimated fair values as of the acquisition date, and any excess of the purchase price over the estimated fair value of the net assets acquired, including identifiable intangible assets, must be allocated to goodwill. Under the acquisition method, the operating results of acquired companies are included in the Company's consolidated financial statements beginning on the date of acquisition.

In 2012 the Company acquired 100% of the outstanding shares of Ideas International Limited (“Ideas International”), a publicly-owned Australian corporation for aggregate cash consideration of $18.8 million. The operating results of Ideas International were not material to the Company’s 2012 results. The Company recorded $7.5 million of goodwill and $8.5 million of amortizable intangible assets as a result of the acquisition. The Company also recorded $0.3 million and $2.4 million of pre-tax charges in 2013 and 2012, respectively, related to the acquisition, which are classified in Acquisition and integration charges in the Consolidated Statements of Operations.

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

Consulting

Consulting revenues, primarily derived from consulting, measurement and strategic advisory services (paid one-day analyst engagements), are principally generated from fixed fee or time and materials engagements. Revenues from fixed fee engagements are recognized on a proportional performance basis, while revenues from time and material engagements are recognized as work is delivered and/or services are provided. Revenues related to contract optimization engagements are contingent in nature and are only recognized upon satisfaction of all conditions related to their payment. Unbilled fees receivable associated with consulting engagements were $37.0 million at December 31, 2013 and $34.0 million at December 31, 2012.

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

Stock-based compensation expense. The Company accounts for stock-based compensation in accordance with FASB ASC Topics 505 and 718, as interpreted by SEC Staff Accounting Bulletins No. 107 (“SAB No. 107”) and No. 110 (“SAB No. 110”). Stock-based compensation cost is based on the fair value of the award on the date of grant, which is expensed over the related service period, net of estimated forfeitures. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. During 2013, 2012 and 2011, the Company recognized $34.7 million, $36.4 million, and $32.9 million, respectively, of stock-based compensation expense, a portion of which is recorded in both COS and SG&A in the Consolidated Statements of Operations (see Note 8 — Stock-Based Compensation for additional information).

Income tax expense. We estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating our current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We record a valuation allowance to reduce our deferred tax assets when future realization is in question. We consider the availability of loss carryforwards, existing deferred tax liabilities, future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we determine that we are able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment is made to reduce the valuation allowance and increase income in the period such determination is made. Likewise, if we determine that we will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the valuation allowance is charged against income in the period such determination is made.

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

Property, equipment and leasehold improvements. The Company leases all of its facilities and certain equipment. These leases are all classified as operating leases in accordance with FASB ASC Topic 840. The cost of these operating leases, including any contractual rent increases, rent concessions, and landlord incentives, are recognized ratably over the life of the related lease agreement. Lease expense was $30.8 million, $30.3 million, and $26.2 million in 2013, 2012, and 2011, respectively.

Equipment, leasehold improvements, and other fixed assets owned by the Company are recorded at cost less accumulated depreciation. Except for leasehold improvements, these fixed assets are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvement or the remaining term of the related lease. The Company had total depreciation expense of $29.0 million, $25.4 million, and $25.5 million in 2013, 2012, and 2011, respectively. The Company's total fixed assets, less accumulated depreciation and amortization, consisted of the following (in thousands):

	Useful Life	December 31,
Category	(Years)	2013	2012
Computer equipment and software	2-7	$136,640	$135,167
Furniture and equipment	3-8	34,024	29,907
Leasehold improvements	2-15	70,261	64,346
		$240,925	$229,420
Less — accumulated depreciation and amortization		(149,166)	(140,331)
Property, equipment, and leasehold improvements, net		$91,759	$89,089

The Company incurs costs to develop internal use software used in our operations, and certain of these costs meeting the criteria outlined in FASB ASC Topic 350 are capitalized and amortized over future periods. At December 31, 2013 and 2012, net capitalized development costs for internal use software were $14.1 million and $14.4 million, respectively, which is included in the Computer equipment and software category above. Amortization of capitalized internal software development costs, which is classified in Depreciation in the Consolidated Statements of Operations, totaled $8.2 million, $7.4 million, and $7.8 million during 2013, 2012, and 2011, respectively.

Stamford headquarters lease

The Company’s corporate headquarters is located in 213,000 square feet of leased office space in three buildings in Stamford, Connecticut. In addition to the Company's executive offices, the facility hosts a number of business and support functions. In 2010 the Company entered into a new lease agreement for this facility which was accounted for as an operating lease arrangement. The total minimum payments the Company is obligated to pay under this lease, including contractual escalation clauses and reduced rents during the renovation period (see below), are being expensed on a straight-line basis over the lease term.

Under this lease arrangement, the landlord provided a $25.0 million tenant improvement allowance which was used to renovate the three buildings. The renovation work began in 2011 and was completed in 2013. The Company paid $7.7 million, $17.0 million, and $9.5 million in renovation costs for this project in 2013, 2012, and 2011, respectively, which are recorded as leasehold improvement assets and are being amortized over their useful lives. The paid renovation costs were classified as cash outflows in the Investing activities section of the Company’s Consolidated Statements of Cash Flows. The Company received landlord cash reimbursements for these expenditures of $3.0 million, $13.0 million, and $9.0 million in 2013, 2012, and 2011, respectively, which were recorded as deferred rent and are being amortized as a reduction to rent expense on a straight-line basis over the term of the lease. The landlord cash reimbursements were classified as cash inflows in the Operating activities section of the Company’s Consolidated Statements of Cash Flows.

Intangible assets. The Company has amortizable intangible assets which are amortized against earnings using the straight-line method over their expected useful lives. Changes in intangible assets subject to amortization during the two year period ended December 31, 2013 are as follows (in thousands):

December 31, 2013	Trade Name	Customer Relationships	Content	Software	Total
Gross cost, December 31, 2012	$6,019	$10,562	$3,447	$2,124	$22,152
Foreign currency translation impact	4	(416)	49	19	(344)
Gross cost	6,023	10,146	3,496	2,143	21,808
Accumulated amortization (1), (2)	(4,817)	(8,372)	(1,388)	(1,124)	(15,701)
Balance, December 31, 2013	$1,206	$1,774	$2,108	$1,019	$6,107

December 31, 2012	Trade Name	Customer Relationships	Content	Software	Total
Gross cost, December 31, 2011	$5,758	$7,210	$—	$—	$12,968
Additions due to acquisition (3)	240	3,170	3,170	1,955	8,535
Foreign currency translation impact	21	182	277	169	649
Gross cost	6,019	10,562	3,447	2,124	22,152
Accumulated amortization (1), (2)	(3,531)	(5,896)	(497)	(407)	(10,331)
Balance, December 31, 2012	$2,488	$4,666	$2,950	$1,717	$11,821

(1)	Intangible assets are amortized against earnings over the following periods: Trade name— 2 to 5 years; Customer relationships—4 years; Content—4 years; Software—3 years.

(2)	Aggregate amortization expense related to intangible assets was $5.4 million, $4.4 million, and $6.5 million in 2013, 2012, and 2011, respectively.

(3)	The additions are from the Company's acquisition of Ideas International. See Acquisitions above for additional information.

The estimated future amortization expense by year from amortizable intangibles is as follows (in thousands):

2014	$3,530
2015	1,915
2016	662
$6,107

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

The Company conducted a qualitative assessment of the fair value of its three reporting units as of September 30, 2013 based in part on the demonstrated historical trend of the fair values of the Company’s reporting units substantially exceeding their carrying values and the Company's recent financial performance. Among the factors included in the Company’s qualitative assessment were general economic conditions and the competitive environment; actual and projected reporting unit financial performance;

forward-looking business measurements; and external market assessments. Based on the results of the qualitative assessment, the Company believes the fair values of its reporting units continue to substantially exceed their respective carrying values.

The following table presents changes to the carrying amount of goodwill by reporting unit during the two year period ended December 31, 2013 (in thousands):

	Research	Consulting	Events	Total
Balance, December 31, 2011 (1)	$366,980	$99,677	$41,893	$508,550
Addition due to acquisition (2)	7,455	—	—	7,455
Foreign currency translation adjustments	2,790	672	39	3,501
Balance, December 31, 2012	$377,225	$100,349	$41,932	$519,506
Foreign currency translation adjustments	(657)	328	26	(303)
Balance, December 31, 2013	$376,568	$100,677	$41,958	$519,203

(1)	The Company does not have an accumulated goodwill impairment loss.

(2)	The additions are from the Company's acquisition of Ideas International. See Acquisitions above for additional information.

Impairment of long-lived and intangible assets. The Company reviews its long-lived and intangible assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the respective asset may not be recoverable. Such evaluation may be based on a number of factors including current and projected operating results and cash flows, changes in management’s strategic direction as well as external economic and market factors. The Company’s policy regarding long-lived assets and intangible assets other than goodwill is to evaluate the recoverability of these assets by determining whether the balance can be recovered through undiscounted future operating cash flows. Should events or circumstances indicate that the carrying value might not be recoverable based on undiscounted future operating cash flows, an impairment loss would be recognized. The amount of impairment, if any, is measured based on the difference between projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds and the carrying value of the asset. The Company did not record any material impairment charges for long-lived and intangible assets during the three year period ended December 31, 2013.

Pension obligations. The Company has defined-benefit pension plans in several of its international locations (see Note 13 — Employee Benefits). Benefits earned under these plans are generally based on years of service and level of employee compensation. The Company accounts for defined benefit plans in accordance with the requirements of FASB ASC Topic 715. The Company determines the periodic pension expense and related liabilities for these plans through actuarial assumptions and valuations. The Company recognized $3.8 million, $2.6 million, and $2.7 million of expense for these plans in 2013, 2012, and 2011, respectively. The Company classifies pension expense in SG&A in the Consolidated Statements of Operations.

Debt. The Company presents amounts borrowed in the Consolidated Balance Sheets at amortized cost. Accrued interest on amounts borrowed is classified in Interest expense in the Consolidated Statements of Operations. The Company had $205.0 million of debt outstanding at both December 31, 2013 and 2012 (see Note 5—Debt for additional information).

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

Currency transaction gains or losses arising from transactions denominated in currencies other than the functional currency of a subsidiary are recognized in results of operations in Other expense, net within the Consolidated Statements of Operations. Net currency transaction losses were $(0.9) million, $(2.3) million, and $(1.3) million in 2013, 2012, and 2011, respectively. The Company enters into foreign currency forward exchange contracts to mitigate the effects of adverse fluctuations in foreign currency exchange rates on these transactions. These contracts generally have a short duration and are recorded at fair value with both realized and unrealized gains and losses recorded in Other expense, net. The net (loss) gain from these contracts was $(0.1) million, $0.6 million, $(1.2) million in 2013, 2012, and 2011, respectively.

Comprehensive income. The Company reports comprehensive income in a separate statement termed the Consolidated Statements of Comprehensive Income, which is included herein. The additional required comprehensive income disclosures are included in Note 2 — Comprehensive Income.

Fair value disclosures. The Company has a limited number of assets and liabilities that are adjusted to fair value at each balance sheet date. The Company’s fair value disclosures are included in Note 12 — Fair Value Disclosures.

Concentrations of credit risk. Assets that may subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents, accounts receivable, interest rate swaps, and a pension reinsurance asset. The majority of the Company’s cash equivalent investments and its interest rate swap contract are with investment grade commercial banks that are participants in the Company’s credit facility. Accounts receivable balances deemed to be collectible from customers have limited concentration of credit risk due to our diverse customer base and geographic dispersion. The Company’s pension reinsurance asset (see Note 13 — Employee Benefits) is maintained with a large international insurance company that was rated investment grade as of December 31, 2013.

Stock repurchase programs. The Company records the cost to repurchase its own common shares to treasury stock. During 2013, 2012 and 2011, the Company recorded $196.7 million, $111.3 million, and $212.0 million, respectively, of stock repurchases (see Note 7 — Stockholders’ Equity). Shares repurchased by the Company are added to treasury shares and are not retired.

Adoption of new accounting rules. The Company adopted new accounting rules in the year ended December 31, 2013 related to accumulated other comprehensive income (see Note 2 - Comprehensive Income) and balance sheet offsetting of receivables and payables arising from derivative contracts (see Note 11 - Derivatives and Hedging). The adoption of these new rules resulted in additional disclosure only.

Recent accounting developments. Accounting rules that have been issued by the FASB that have not yet become effective and that may impact the Company’s consolidated financial statements or related disclosures in future periods are described below:

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 addresses the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU No. 2013-11 is effective for the Company’s fiscal quarter ending March 31, 2014 and impacts balance sheet presentation only. The Company believes the balance sheet impact will not be material.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU No. 2013-05 provides updated guidance to resolve diversity in practice concerning the release of the cumulative foreign currency translation adjustment into net income when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. When a company ceases to have a controlling financial interest, the company should recognize any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary had resided. Upon a partial sale, the company should release into earnings a pro rata portion of the cumulative translation adjustment. ASU No. 2013-05 is effective for the Company’s fiscal quarter ending March 31, 2014. The guidance in ASU 2013-05 will only impact the Company's financial statements upon the occurrence of a transaction within its scope.

2 — COMPREHENSIVE INCOME

On January 1, 2013, the Company adopted FASB Accounting Standards Update 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB ASC Topic 220, Comprehensive Income ("ASU 2013 -2"). ASU 2013-2 requires entities to prospectively disclose the changes in accumulated other comprehensive income (“AOCI’) by component as well as amounts reclassified out of AOCI to income during the period.

The information required by ASU 2013-2 for the year ended December 31, 2013 is presented in the following table, net of tax (in thousands) (1):

	Interest Rate Swap	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance - December 31, 2012	$(6,010)	$(1,578)	$13,556	$5,968
Changes during the period:
Change in AOCI before reclassifications to income	(297)	(257)	503	(51)
Reclassifications from AOCI to income during the period (2), (3)	2,404	24	—	2,428
Other comprehensive income (loss) for the period	2,107	(233)	503	2,377
Balance - December 31, 2013	$(3,903)	$(1,811)	$14,059	$8,345

(1)	Amounts in parentheses represent deferred losses.

(2)
The interest rate swap is accounted for as a cash flow hedge. The reclassified amount resulted in additional expense for the period which was recorded in Interest expense in the Consolidated Statements of Operations and is net of $1.6 million of related tax benefit reflected in the Provision for income taxes. See Note 11 - Derivatives and Hedging for additional information regarding the swap and the Company's hedging activities.

(3)
The pension reclassification amount was recorded in SGA expense in the Consolidated Statements of Operations and had an immaterial tax effect. See Note 13 - Employee Benefits for additional information regarding the Company's defined benefit pension plans.

3 — OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2013	2012
Security deposits	$5,505	$7,740
Debt issuance costs	4,878	2,768
Benefit plan-related assets	42,367	37,016
Non-current deferred tax assets	24,371	22,527
Other	4,510	3,344
Total other assets	$81,631	$73,395

4 — ACCOUNTS PAYABLE, ACCRUED, AND OTHER LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Accounts payable	$17,671	$27,344
Payroll, employee benefits, severance	83,224	71,892
Bonus payable	75,758	68,776
Commissions payable	57,078	49,128
Taxes payable	14,392	18,897
Rent and other facilities costs	3,903	4,310
Professional, consulting, audit fees	9,159	8,355
Events fulfillment liabilities	6,600	4,209
Other accrued liabilities	57,274	34,852
Total accounts payable and accrued liabilities	$325,059	$287,763

Other liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Non-current deferred revenue	$8,959	$5,508
Interest rate swap liability	6,505	10,017
Long-term taxes payable	9,590	16,760
Deferred rent (1)	18,127	19,586
Benefit plan-related liabilities	58,000	54,779
Other	24,912	22,954
Total other liabilities	$126,093	$129,604

(1)
Represents the remaining unamortized long-term deferred rent on the $25.0 million tenant improvement allowance on the Company’s Stamford headquarters facility. See Note 1 — Business and Significant Accounting Policies above for additional information.

5 — DEBT

2013 Credit Agreement

The Company entered into a new credit arrangement in early 2013 (the “2013 Credit Agreement”) to take advantage of favorable credit conditions. The 2013 Credit Agreement provides for a five-year, $150.0 million term loan and a $600.0 million revolving credit facility. In addition, the 2013 Credit Agreement contains an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, by up to an additional $250.0 million in the aggregate.

The term loan will be repaid in 16 consecutive quarterly installments which commenced on June 30, 2013, plus a final payment due in March 2018, and may be prepaid at any time without penalty or premium (other than applicable breakage costs) at the Company’s option. The revolving credit facility may be used for loans, and up to $40.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until March 2018, at which time all amounts borrowed must be repaid. The Company recorded a charge of $0.3 million for capitalized debt issuance costs related to the termination of the previous credit arrangement, which was recorded in Interest expense, net in the Condensed Consolidated Statements of Operations. The Company incurred $3.6 million in debt issuance costs related to the new credit facility, which was capitalized and is being amortized to interest expense over the term of the 2013 Credit Agreement.

Amounts borrowed under the 2013 Credit Agreement bear interest at a rate equal to, at Gartner’s option, either (1) the greatest of: the Administrative Agent’s prime rate; the average rate on overnight federal funds plus 1/2 of 1%; and the Eurodollar rate (adjusted for statutory reserves) plus 1%, in each case plus a margin equal to between 0.25% and 0.75% depending on Gartner’s leverage ratio as of the end of the four consecutive fiscal quarters most recently ended, or (2) the Eurodollar rate (adjusted for statutory reserves) plus a margin equal to between 1.25% and 1.75%, depending on Gartner’s leverage ratio as of the end of the four consecutive fiscal quarters most recently ended. The 2013 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum interest expense coverage ratio, and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, make investments and enter into certain transactions with affiliates. The Company was in full compliance with the loan covenants as of December 31, 2013.

The following table summarizes the Company’s total outstanding borrowings (in thousands):

	Amount Outstanding December 31,	Amount Outstanding December 31,
Description:	2013	2012
Term loan (1)	$144,375	$150,000
Revolver (1), (2)	55,625	50,000
Other (3)	5,000	5,000
Total (4)	$205,000	$205,000

(1)
The contractual annual interest rate as of December 31, 2013 on both the term loan and the revolver was 1.62%, which consisted of a floating Eurodollar base rate of 0.24% plus a margin of 1.38%. However, the Company has an interest rate swap contract which converts the floating Eurodollar base rate to a 2.26% fixed base rate on the first $200.0 million of Company borrowings (see below). As a result, the Company’s effective annual interest rate on the $200.0 million of outstanding debt under the 2013 Credit Facility as of December 31, 2013, including the margin, was 3.64%.

(2)	The Company had $541.1 million of available borrowing capacity on the revolver (not including the expansion feature) as of December 31, 2013.

(3)
Consists of a $5.0 million State of Connecticut economic development loan with a 3.0% fixed rate of interest. The loan was originated in 2012 and has a 10 year maturity. Principal payments are deferred for the first five years and the loan may be repaid at any point by the Company without penalty. The loan has a principal forgiveness provision in which up to $2.5 million of the loan may be forgiven if the Company meets certain employment targets during the first five years of the loan.

(4)	As of December 31, 2013, $68.7 million of debt was classified as short term and $136.3 million was classified as long term on the Consolidated Balance Sheets.

Interest Rate Hedge

The Company has a $200.0 million notional fixed-for-floating interest rate swap contract which it designates as a hedge of the forecasted interest payments on the Company’s variable rate borrowings. Under the swap terms, the Company pays a base fixed rate of 2.26% and in return receives a floating Eurodollar rate.

The Company accounts for the interest rate swap as a cash flow hedge in accordance with FASB ASC Topic 815. Since the swap is hedging forecasted interest payments, changes in the fair value of the swap are recorded in OCI as long as the swap continues to be a highly effective hedge of the designated interest rate risk. Any ineffective portion of change in the fair value of the hedge is recorded in earnings. At December 31, 2013, there was no ineffective portion of the hedge. The interest rate swap had a negative fair value to the Company of $6.5 million which is recorded in Other liabilities in the Consolidated Balance Sheets.

Letters of Credit

The Company had $9.8 million of letters of credit and related guarantees outstanding at year-end 2013. The Company issues these instruments in the ordinary course of business to facilitate transactions with customers and others.

6 — COMMITMENTS AND CONTINGENCIES

Contractual Lease Commitments. The Company leases various facilities, computer and office equipment, furniture, and other assets under non-cancelable operating lease agreements expiring between 2014 and 2027. The future minimum annual cash payments under these operating lease agreements as of December 31, 2013 were as follows (in thousands):

Year ended December 31,
2014	$34,525
2015	27,720
2016	20,415
2017	14,840
2018	11,145
Thereafter	82,485
Total minimum lease payments (1)	$191,130

(1)	Excludes $1.2 million of future contractual sublease rental income.

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

Indemnifications. The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2013, we did not have any indemnification agreements that could require material payments.

7 — STOCKHOLDERS’ EQUITY

Common stock. Holders of Gartner’s Common Stock, par value $.0005 per share (“Common Stock”) are entitled to one vote per share on all matters to be voted by stockholders. The Company does not currently pay cash dividends on its Common Stock. Also, our credit arrangement contains a negative covenant which may limit our ability to pay dividends. The following table summarizes transactions relating to Common Stock for the three years’ ending December 31, 2013:

	Issued Shares	Treasury Stock Shares
Balance at December 31, 2010	156,234,415	60,245,718
Issuances under stock plans	—	(3,244,705)
Purchases for treasury (1)	—	5,890,238
Balance at December 31, 2011	156,234,415	62,891,251
Issuances under stock plans	—	(2,756,389)
Purchases for treasury (1)	—	2,738,238
Balance at December 31, 2012	156,234,415	62,873,100
Issuances under stock plans	—	(2,037,091)
Purchases for treasury (1)	—	3,432,854
Balance at December 31, 2013	156,234,415	64,268,863

(1)
The total cost of repurchased shares in 2013 was $196.7 million, of which $181.7 million was paid in 2013 and $15.0 million was paid in early 2014. The total cost of repurchased shares in 2012 and 2011 was $111.3 million and $212.0 million respectively.

Share repurchase authorization. On February 4, 2014, the Company’s Board of Directors authorized $800.0 million to repurchase the Company's common stock. This authorization succeeds the Company’s prior $500.0 million share repurchase authorization, which was substantially utilized. The Company may repurchase its common stock from time to time in amounts and at prices the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases, private transactions or other transactions and will be funded from cash on hand and borrowings under the Company’s credit agreement.

8 — STOCK-BASED COMPENSATION

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. At December 31, 2013, the Company had 6.4 million shares of Common Stock available for awards of stock-based compensation under its 2003 Long-Term Incentive Plan.

On February 4, 2014, the Board of Directors approved a new 2014 Long-Term Incentive Plan, the adoption of which is subject to approval at the 2014 Annual Meeting of Stockholders. The 2014 plan is substantially similar to the 2003 plan. Shares remaining under the 2003 plan will be carried forward to the 2014 plan, and, in addition, the Company will seek approval for additional shares (to be determined) such that the total available shares under the 2014 plan will be within the acceptable parameters set by Institutional Shareholder Services for equity plans. The awards discussed below are available for grant under both the 2003 plan and the 2014 plan.

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

Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards requires the input of certain complex and subjective assumptions, including the expected life of the stock-based compensation awards and the Common Stock price volatility. In addition, determining the appropriate amount of associated periodic expense requires management to estimate the amount of employee forfeitures and the likelihood of the achievement of certain performance targets. The assumptions used in calculating the fair value of stock-based compensation awards and the associated periodic expense represent management’s best estimates, which involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, then the amount of expense may need to be adjusted and future stock-based compensation expense could be materially different from what has been recorded in the current period.

The Company recognized the following amounts of stock-based compensation expense by award type for the years ended December 31 (in millions):

Award type:	2013	2012	2011
Stock appreciation rights	$5.2	$6.4	$4.4
Common stock equivalents	0.6	0.5	0.5
Restricted stock units	28.9	29.5	28.0
Total (1)	$34.7	$36.4	$32.9

(1)	Includes charges of $12.5 million, $5.1 million, and $3.1 million in 2013, 2012 and 2011, respectively, for awards to retirement-eligible employees since these awards vest on an accelerated basis

Stock-based compensation expense was recognized by line item in the Consolidated Statements of Operations for the years ended December 31 (in millions):

Amount recorded in:	2013	2012	2011
Costs of services and product development	$15.3	$15.3	$14.8
Selling, general, and administrative	19.4	21.1	18.1
Total	$34.7	$36.4	$32.9

As of December 31, 2013, the Company had $41.0 million of total unrecognized stock-based compensation cost, which is expected to be recognized as stock-based compensation expense over the remaining weighted-average service period of approximately 2.2 years.

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

The following table summarizes changes in SARs outstanding for the year ended December 31, 2013:

	SARs in millions	Per Share Weighted- Average Exercise Price	Per Share Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2012	2.0	$24.59	$9.04	4.10 years
Granted	0.4	49.37	14.88	6.12 years
Forfeited	—	—	—	—
Exercised	(0.8)	15.99	6.30	na
Outstanding at December 31, 2013 (1), (2)	1.6	$34.14	$11.63	4.34 years
Vested and exercisable at December 31, 2013 (1)	0.6	$25.63	$9.41	3.33 years

na = not applicable

(1)	At December 31, 2013, 1.0 million of these SARs were unvested. The Company expects that substantially all of these unvested awards will vest in future periods.

(2)	At December 31, 2013, SARs outstanding had an intrinsic value of $59.1 million. SARs vested and exercisable had an intrinsic value of $29.0 million.

The fair value of the SARs granted was estimated on the date of grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions for the years ended December 31:

	2013	2012	2011
Expected dividend yield (1)	—%	—%	—%
Expected stock price volatility (2)	35%	40%	38%
Risk-free interest rate (3)	0.8%	0.8%	2.2%
Expected life in years (4)	4.49	4.61	4.75

(1)	The dividend yield assumption is based on both the history and expectation of the Company’s dividend payouts. Historically the Company has not paid cash dividends on its Common Stock.

(2)	The determination of expected stock price volatility was based on both historical Common Stock prices and the implied volatility from publicly traded options in Common Stock.

(3)	The risk-free interest rate is based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

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

The following table summarizes the changes in RSUs outstanding during the year ended December 31, 2013:

	Restricted Stock Units (RSUs) (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	2.5	$27.95
Granted (1)	0.7	49.86
Vested and released	(1.4)	22.47
Forfeited	—	—
Outstanding at December 31, 2013 (2), (3)	1.8	$38.83

(1)
The 0.7 million RSUs granted in 2013 consisted of 0.3 million performance-based RSUs awarded to executives and 0.4 million service-based RSUs awarded to non-executive employees and certain board members. The target number of performance-based RSUs awarded to executives in 2013 was 0.2 million, while the final amount could range from 0% to 200% of the target amount. The final amount was dependent on the increase in the Company's subscription-based contract value ("CV') for the year as measured on December 31, 2013. The actual CV increase achieved for 2013 was 117.1%, which resulted in the grant of 0.3 million performance-based RSUs.

(2)	The Company expects that substantially all of the outstanding awards at December 31, 2013 will vest in future periods.

(3)	The weighted-average remaining contractual term of the outstanding RSUs is approximately 1 year.

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

The following table summarizes the changes in CSEs outstanding for the year ended December 31, 2013:

	Common Stock Equivalents (CSEs)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	100,545	$16.89
Granted	9,718	60.34
Converted to common shares	(7,784)	60.31
Outstanding at December 31, 2013	102,479	$17.71

Stock Options

The Company made stock option grants until 2006. As of December 31, 2013, there were less than 0.2 million remaining outstanding unexercised options, which are fully vested and expire in 2015. The Company received cash from options exercises in the amount of $1.7 million, $8.6 million, and $16.6 million in 2013, 2012, and 2011, respectively.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESP Plan”) under which eligible employees are permitted to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation (or $23,750 in any calendar year), at a price equal to 95% of the closing price of the Common Stock as reported by the New York Stock Exchange at the end of each offering period. At December 31, 2013, the Company had approximately 1.2 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718, and as a result the Company does not record stock-based compensation expense for employee share purchases. The Company received $4.4 million, $3.8 million, and $3.4 million in cash from share purchases under the ESP Plan during 2013, 2012, and 2011, respectively.

9 — COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. When the impact of common share equivalents is antidilutive, they are excluded from the calculation.

The following table sets forth the reconciliation of the basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share amounts):

	2013	2012	2011
Numerator:
Net income used for calculating basic and diluted earnings per common share	$182,801	$165,903	$136,902
Denominator: (1)
Weighted average number of common shares used in the calculation of basic earnings per share	93,015	93,444	96,019
Common share equivalents associated with stock-based compensation plans	1,815	2,398	2,827
Shares used in the calculation of diluted earnings per share	94,830	95,842	98,846
Earnings per share:
Basic	$1.97	$1.78	$1.43
Diluted	$1.93	$1.73	$1.39

(1)	The Company repurchased 3.4 million, 2.7 million, and 5.9 million shares of its Common Stock in 2013, 2012, and 2011, respectively.

The following table presents the number of common share equivalents that were not included in the computation of diluted EPS in the table above because the effect would have been antidilutive. During periods with net income, these common share equivalents were antidilutive because their exercise price was greater than the average market value of a share of Common Stock during the period.

	2013	2012	2011
Antidilutive common share equivalents as of December 31 (in millions):	0.3	0.7	0.5
Average market price per share of Common Stock during the year	$57.50	$43.80	$37.53

10 — INCOME TAXES

Following is a summary of the components of income before income taxes for the years ended December 31 (in thousands):

	2013	2012	2011
U.S.	$186,330	$150,023	$124,915
Non-U.S.	80,109	85,573	77,269
Income before income taxes	$266,439	$235,596	$202,184

The expense for income taxes on the above income consists of the following components (in thousands):

	2013	2012	2011
Current tax expense:
U.S. federal	$20,111	$25,290	$23,327
State and local	4,943	2,508	4,236
Foreign	17,460	18,889	13,845
Total current	42,514	46,687	41,408
Deferred tax (benefit) expense:
U.S. federal	18,806	8,494	(5,192)
State and local	2,742	(753)	1,269
Foreign	(4,688)	(8,080)	(1,434)
Total deferred	16,860	(339)	(5,357)
Total current and deferred	59,374	46,348	36,051
Benefit (expense) relating to interest rate swap used to increase (decrease) equity	(1,405)	51	3,134
Benefit from stock transactions with employees used to increase equity	25,373	21,304	25,812
Benefit (expense) relating to defined-benefit pension adjustments used to increase (decrease) equity	482	1,926	285
Benefit (expense) of acquired tax assets (liabilities) used to decrease (increase) goodwill	(186)	64	—
Total tax expense	$83,638	$69,693	$65,282

Current and long-term deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2013	2012
Expense accruals	$56,787	$49,404
Loss and credit carryforwards	17,648	22,433
Assets relating to equity compensation	19,773	18,878
Other assets	1,306	7,613
Gross deferred tax asset	95,514	98,328
Depreciation	(12,067)	(8,995)
Intangible assets	(25,338)	(23,129)
Prepaid expenses	(22,517)	(10,500)
Gross deferred tax liability	(59,922)	(42,624)
Valuation allowance	(617)	(1,943)
Net deferred tax asset	$34,975	$53,761

Current net deferred tax assets and current net deferred tax liabilities were $19.5 million and $8.7 million as of December 31, 2013 and $32.6 million and $1.3 million as of December 31, 2012, respectively, and are included in Prepaid expenses and other current assets and Accounts payable and accrued liabilities in the Consolidated Balance Sheets. Long-term net deferred tax assets and long-term net deferred tax liabilities were $24.4 million and $0.2 million as of December 31, 2013 and $22.5 million and $0.1 million as of December 31, 2012, respectively, and are included in Other assets and Other liabilities in the Consolidated Balance Sheets. It is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The valuation allowances of $0.6 million as of December 31, 2013 and $1.9 million as of December 31, 2012 largely relate to net operating losses.

As of December 31, 2013, the Company had state and local tax net operating loss carryforwards of $91.3 million, of which $2.9 million expire within one to five years, $87.3 million expire within six to fifteen years, and $1.1 million expire within sixteen to twenty years. The Company also had state tax credits of $2.9 million which will expire within two to five years.

As of December 31, 2013, the Company had non-U.S. net operating loss carryforwards of $30.3 million, of which $1.0 million expire over the next 20 years and $29.3 million can be carried forward indefinitely. In addition, the Company also had foreign tax credit carryforwards of $1.3 million, the majority of which expire in 2017.

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate on income before income taxes for the years ended December 31 follow:

	2013	2012	2011
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.2	1.8	3.8
Foreign income taxed at different rates	(5.6)	(6.4)	(5.9)
Foreign tax credits	—	(1.0)	(2.3)
Record (release) reserve for tax contingencies	0.3	0.7	3.1
Record (release) valuation allowance	(0.5)	—	(0.4)
Other items, net	(1.0)	(0.5)	(1.0)
Effective tax rate	31.4%	29.6%	32.3%

In 2013 and 2012 state income taxes, net of federal tax benefit include approximately $1.3 million and $2.6 million, respectively, of benefit relating to economic development tax credits associated with the renovation of the Company’s Stamford headquarters facility.

As of December 31, 2013 and December 31, 2012, the Company had unrecognized tax benefits of $14.5 million and $17.6 million, respectively. The decrease is primarily attributable to reductions for tax positions of prior years and settlements resulting from closure of tax audits, partially offset by additions in unrecognized tax benefits attributable to 2013. It is reasonably possible that the unrecognized tax benefits will be decreased by $3.1 million within the next 12 months due to anticipated closure of audits and the expiration of certain statutes of limitation. The unrecognized tax benefits relate primarily to the utilization of certain tax attributes.

The Company classifies uncertain tax positions not expected to be settled within one year as long term liabilities. As of December 31, 2013 and December 31, 2012, the Company had $11.4 million and $13.1 million, respectively, related to long term uncertain tax positions included in Other Liabilities.

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, for the years ending December 31 (in thousands):

	2013	2012
Beginning balance	$17,552	$18,345
Additions based on tax positions related to the current year	4,237	4,301
Additions for tax positions of prior years	827	105
Reductions for tax positions of prior years	(1,973)	(3,427)
Reductions for expiration of statutes	(3,860)	(296)
Settlements	(1,575)	(1,372)
Change in foreign currency exchange rates	(720)	(104)
Ending balance	$14,488	$17,552

Included in the balance of unrecognized tax benefits at December 31, 2013 are potential benefits of $11.8 million that if recognized would reduce the effective tax rate on income from continuing operations. Also included in the balance of unrecognized tax benefits as of December 31, 2013 are potential benefits of $2.7 million that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The Company accrues interest and penalties related to unrecognized tax benefits in its income tax provision. As of December 31, 2013 and December 31, 2012, the Company had $3.3 million and $4.6 million of accrued interest and penalties, respectively, related to unrecognized tax benefits. These amounts are in addition to the unrecognized tax benefits disclosed above. The total amount of interest and penalties recognized in the Consolidated Statements of Operations for the years ending December 31, 2013 and December 31, 2012 was $0.3 million and $0.4 million, respectively.

The number of years with open statutes of limitation varies depending on the tax jurisdiction. Generally, the Company’s statutes are open for tax years ended December 31, 2008 and forward, with the exception of India which is open for tax years 2003 and forward. Major taxing jurisdictions include the U.S. (federal and state), the United Kingdom, Canada, Japan, Italy, India, and Ireland.

During 2013, the Company closed the Internal Revenue Service (“IRS”) audit of its 2008 and 2009 federal income tax returns. The resolution of the audit did not have a material adverse effect on the consolidated financial position, cash flows, or results of operations of the Company.

In late 2013 the Company received notice that the IRS intends to conduct an audit of the Company's 2010 and 2011 tax years. The audits for these years have commenced and are in the early stages of examination. Although the final resolution of these audits is uncertain, the Company believes that the ultimate disposition will not have a material adverse effect on its consolidated financial position, cash flows, or results of operations.

Earnings of non-U.S. subsidiaries are generally subject to U.S. taxation when repatriated. The Company intends to reinvest these earnings outside the U.S. except in instances where repatriating such earnings would result in minimal additional tax. The Company currently has no plan to remit earnings which will result in a material tax cost. Accordingly, the Company has not recognized additional tax expense that may result from the remittance of such earnings. The accumulated undistributed earnings of non-U.S. subsidiaries are approximately $140.0 million as of December 31, 2013. An estimate of the income tax liability that would be payable if such earnings were not indefinitely invested is $33.0 million.

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

The following tables provide information regarding the Company’s outstanding derivatives contracts as of, and for, the years ended (in thousands, except for number of outstanding contracts):

December 31, 2013

Derivative Contract Type	Number of Outstanding Contracts	Contract Notional Amount	Fair Value Asset (Liability) (3)	Balance Sheet Line Item	OCI Unrealized (Loss), Net Of Tax
Interest rate swap (1)	1	$200,000	$(6,505)	Other liabilities	$(3,903)
Foreign currency forwards (2)	89	61,325	(60)	Other current liabilities	—
Total	90	$261,325	$(6,565)		$(3,903)

December 31, 2012

Derivative Contract Type	Number of Outstanding Contracts	Contract Notional Amount	Fair Value Asset (Liability) (3)	Balance Sheet Line Item	OCI Unrealized (Loss), Net Of Tax
Interest rate swap (1)	1	$200,000	$(10,000)	Other liabilities	$(6,010)
Foreign currency forwards (2)	68	76,100	4	Other current assets	—
Total	69	$276,100	$(9,996)		$(6,010)

(1)
The swap is designated as a cash flow hedge of the forecasted interest payments on borrowings. As a result, changes in the fair value of this swap are deferred and are recorded in OCI, net of tax effect (see Note 5 — Debt for additional information).

(2)
The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to offset the economic effects of these foreign currency transaction risks. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other expense, net since the Company does not designate these contracts as hedges for accounting purposes. Substantially all of the outstanding contracts at December 31, 2013 matured by the end of January 2014.

(3)	See Note 12 — Fair Value Disclosures below for the determination of the fair value of these instruments.

At December 31, 2013, the Company’s derivative counterparties were all large investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties, and none of the derivative contracts contained credit-risk related contingent features.

The following table provides information regarding amounts recognized in the Consolidated Statements of Operations for derivative contracts for the years ended December 31 (in thousands):

Amount recorded in:	2013	2012	2011
Interest expense (1)	$4.0	$3.6	$4.1
Other expense, net (2)	0.1	(0.6)	1.2
Total expense	$4.1	$3.0	$5.3

(1)	Consists of interest expense from interest rate swap contracts.

(2)	Consists of realized and unrealized gains and losses on foreign currency forward contracts.

12 — FAIR VALUE DISCLOSURES

The Company’s financial instruments include cash equivalents, fees receivable from customers, accounts payable, and accruals which are normally short-term in nature. The Company believes the carrying amounts of these financial instruments reasonably approximates their fair value due to their short-term nature. The Company’s financial instruments also includes borrowings outstanding under its 2013 Credit Agreement, and at December 31, 2013, the Company had $200.0 million of floating rate debt outstanding under this arrangement, which is carried at amortized cost. The Company believes the carrying amount of the outstanding borrowings reasonably approximates fair value since the rate of interest on the borrowings reflect current market rates of interest for similar instruments with comparable maturities.

FASB ASC Topic 820 provides a framework for the measurement of fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of assets and liabilities. Classification within the hierarchy is based upon the lowest level of input that is significant to the resulting fair value measurement. The valuation hierarchy contains three levels. Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities. Level 2 measurements include significant other observable inputs such as quoted prices for similar assets or liabilities in active markets; identical assets or liabilities in inactive markets; observable inputs such as interest rates and yield curves; and other market-corroborated inputs. Level 3 measurements include significant unobservable inputs, such as internally-created valuation models. The Company does not currently utilize Level 3 valuation inputs to remeasure any of its assets or liabilities. However, level 3 inputs may be used by the Company in its required annual impairment review of goodwill. Information regarding the periodic assessment of the Company’s goodwill is included in Note 1 — Business and Significant Accounting Policies. The Company does not typically transfer assets or liabilities between different levels of the fair value hierarchy.

The Company’s assets and liabilities that are remeasured to fair value are presented in the following table (in thousands):

Description:	Fair Value December 31, 2013	Fair Value December 31, 2012
Assets:
Deferred compensation plan assets (1)	$32,555	$27,795
Foreign currency forward contracts (2)	116	204
	$32,671	$27,999
Liabilities:
Deferred compensation plan liabilities (1)	$36,410	$31,260
Foreign currency forward contracts (2)	176	200
Interest rate swap contracts (3)	6,505	10,000
	$43,091	$41,460

(1)
The Company has a deferred compensation plan for the benefit of certain highly compensated officers, managers and other key employees (see Note 13 — Employee Benefits). The plan’s assets consist of investments in money market and mutual funds, and company-owned life insurance contracts.

The money market funds consist of cash equivalents while the mutual fund investments consist of publicly-traded and quoted equity shares. The Company considers the fair value of these assets to be based on Level 1 inputs, and these assets had a fair value of $7.8 million and $8.2 million as of December 31, 2013 and 2012, respectively. The carrying amount of the life insurance contracts equals their cash surrender value. Cash surrender value represents the estimated amount that the Company would receive upon termination of the contract, which approximates fair value. The Company considers the life insurance contracts to be valued based on a Level 2 input, and these assets had a fair value of $24.8 million and $19.6 million at December 31, 2013 and 2012, respectively. The related deferred compensation plan liabilities are recorded at the amount needed to settle the liability, which approximates fair value, and is based on a Level 2 input.

(2)
The Company enters into foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates (see Note 11 — Derivatives and Hedging). Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, which the Company considers a Level 2 input.

(3)
The Company has an interest rate swap contract which hedges the risk from variability of interest rates on its borrowings (see Note 11 — Derivatives and Hedging). The fair value of the swap is based on a mark-to-market valuation prepared by a third-party broker. Valuation is based on observable interest rates from recently executed market transactions and other observable market data, which the Company considers Level 2 inputs. The Company independently corroborates the reasonableness of the valuation prepared by the third-party broker through the use of an electronic quotation service.

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

The Company enters into a limited number of derivatives transactions but does not enter into repurchase agreements or securities lending transactions. In addition, the Company does not enter into master netting arrangements and receivables or payables that result from derivatives transactions are recorded gross in the Company’s Consolidated Balance Sheets. Information regarding the Company’s derivatives contracts and related amounts recorded in the Consolidated Balance Sheets as of December 31, 2013 and 2012 are included in the fair value table above.

13 — EMPLOYEE BENEFITS

Defined contribution plan. The Company has a savings and investment plan (the “401k Plan”) covering substantially all U.S. employees. Company contributions are based upon the level of employee contributions, up to a maximum of 4% of the employee’s eligible salary, subject to an annual maximum. For 2013, the maximum match was $7,000. Amounts expensed in connection with the 401k Plan totaled $15.8 million, $14.2 million, and $15.9 million, in 2013, 2012, and 2011, respectively.

Deferred compensation plan. The Company has a supplemental deferred compensation plan for the benefit of certain highly compensated officers, managers and other key employees, which is structured as a rabbi trust. The plan’s investment assets are classified in Other assets on the Consolidated Balance Sheets at fair value. The value of these assets was $32.6 million and $27.8 million at December 31, 2013 and 2012, respectively (see Note 12 — Fair Value Disclosures for fair value information). The corresponding deferred compensation liability of $36.4 million and $31.3 million at December 31, 2013 and 2012, respectively, is carried at fair value, and is adjusted with a corresponding charge or credit to compensation cost to reflect the fair value of the amount owed to the employees which is classified in Other liabilities on the Consolidated Balance Sheets. Total compensation expense recognized for the plan was $0.4 million in both 2013 and 2012 and $0.3 million in 2011.

Defined benefit pension plans. The Company has defined-benefit pension plans in several of its non-U.S. locations. Benefits earned under these plans are based on years of service and level of employee compensation. The Company accounts for defined benefit plans in accordance with the requirements of FASB ASC Topics 715 and 960.

The following are the components of defined benefit pension expense for the years ended December 31 (in thousands):

	2013	2012	2011
Service cost (1)	$2,545	$1,775	$1,890
Interest cost	1,075	980	1,010
Expected return on plan assets	(340)	(115)	(125)
Recognition of actuarial loss (gain)	30	(215)	(135)
Recognition of termination benefits	455	175	65
Total defined benefit pension expense (2)	$3,765	$2,600	$2,705

(1)	The higher 2013 service cost was primarily due to additional employees covered under the plans.

(2)	Pension expense is classified in SG&A in the Consolidated Statements of Operations.

The following are the assumptions used in the computation of pension expense for the years ended December 31:

	2013	2012	2011
Weighted-average discount rate (1)	3.35%	3.20%	4.40%
Average compensation increase	2.70%	2.70%	2.65%

(1)
Discount rates are typically determined by utilizing the yields on long-term corporate or government bonds in the relevant country with a duration consistent with the expected term of the underlying pension obligations.

The following table provides information related to changes in the projected benefit obligation for the years ended December 31 (in thousands):

	2013	2012	2011
Projected benefit obligation at beginning of year	$31,605	$21,160	$19,730
Service cost	2,545	1,775	1,890
Interest cost	1,075	980	1,010
Actuarial loss (gain) due to assumption changes and plan experience (1)	625	6,265	(948)
Additions and contractual termination benefits	460	1,925	—
Benefits paid (2)	(1,255)	(680)	(390)
Foreign currency impact	(470)	180	(132)
Projected benefit obligation at end of year (3)	$34,585	$31,605	$21,160

(1)	The 2012 actuarial loss was primarily due to a decline in the weighted-average discount rate.

(2)
The Company projects the following approximate amounts will be paid in future years to plan participants: $0.6 million in 2014; $1.8 million in 2015; $0.7 million in 2016; $1.1 million in 2017; $1.0 million in 2018; and $7.5 million in the five years thereafter.

(3)	Measured as of December 31.

The following table provides information regarding the funded status of the plans and related amounts recorded in the Company’s Consolidated Balance Sheets as of December 31 (in thousands):

Funded status of the plans:

	2013	2012	2011
Projected benefit obligation	$34,585	$31,605	$21,160
Plan assets at fair value (1)	(13,870)	(8,885)	(2,480)
Funded status – shortfall (2)	$20,715	$22,720	$18,680

Amounts recorded in the Consolidated Balance Sheets for the plans:
Other liabilities — accrued pension obligation (2)	$20,715	$22,720	$18,680
Stockholders’ equity — deferred actuarial (loss) gain (3)	$(1,811)	$(1,578)	$2,488

(1)
The plan assets are held by third-party trustees and are invested in a diversified portfolio of equities, high quality government and corporate bonds, and other investments. The assets are primarily valued based on Level 1 and Level 2 inputs under the fair value hierarchy in FASB ASC Topic 820, and the Company considers the overall portfolio of these assets to be of low-to-medium investment risk. The Company projects a future long-term rate of return on these plan assets of 3.8%, which it believes is reasonable based on the composition of the assets and both current and projected market conditions. For the year-ended December 31, 2013, the Company contributed $5.9 million to these plans, and benefits paid to participants were $1.3 million.

In addition to the plan assets held with third-party trustees, the Company also maintains a reinsurance asset arrangement with a large international insurance company. The reinsurance asset is an asset of the Company whose purpose is to provide funding for benefit payments for one of the plans. At December 31, 2013, the reinsurance asset was carried on the Company’s Consolidated Balance Sheets at its cash surrender value of $9.3 million and is classified in Other Assets. The Company believes the cash surrender value approximates fair value and is equivalent to a Level 2 input under the FASB’s fair value framework in ASC Topic 820.

(2)
The Funded status — shortfall represents the amount of the projected benefit obligation that the Company has not funded with a third-party trustee. This amount is a liability of the Company and is recorded in Other Liabilities on the Company’s Consolidated Balance Sheets.

(3)
The deferred actuarial loss as of December 31, 2013, is recorded in Accumulated Other Comprehensive Income (“AOCI”) and will be reclassified out of AOCI and recognized as pension expense over approximately 15 years, subject to certain limitations set forth in FASB ASC Topic 715. The impact of this amortization on the periodic pension expense in 2014 is projected to be less than $0.1 million. The actual amortization of deferred actuarial losses (gains) from AOCI to pension expense was less than $0.1 million in 2013, $(0.2) million in 2012, and $(0.1) million in 2011.

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

The Company evaluates reportable segment performance and allocates resources based on gross contribution margin. Gross contribution, as presented in the table below, is defined as operating income excluding certain COS expenses, SG&A expense, depreciation, acquisition and integration charges, and amortization of intangibles. Certain bonus and fringe benefit costs included in consolidated COS are not allocated to segment expense. The accounting policies used by the reportable segments are the same as those used by the Company. There are no intersegment revenues.

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

The following tables present operating information about the Company’s reportable segments for the years ended December 31 (in thousands):

	Research	Consulting	Events	Consolidated
2013
Revenues	$1,271,011	$314,257	$198,945	$1,784,213
Gross contribution	879,384	107,565	91,216	1,078,165
Corporate and other expenses				(802,673)
Operating income				$275,492
	Research	Consulting	Events	Consolidated
2012
Revenues	$1,137,147	$304,893	$173,768	$1,615,808
Gross contribution	774,342	109,253	80,119	963,714
Corporate and other expenses				(718,007)
Operating income				$245,707
	Research	Consulting	Events	Consolidated
2011
Revenues	$1,012,062	$308,047	$148,479	$1,468,588
Gross contribution	682,136	114,838	66,265	863,239
Corporate and other expenses				(649,177)
Operating income				$214,062

The following table provides a reconciliation of total segment gross contribution to net income for the periods indicated (in thousands):

	Twelve months ended
	December 31,
	2013	2012	2011
Total segment gross contribution	$1,078,165	$963,714	$863,239
Costs and expenses:
Cost of services and product development - unallocated (1)	7,436	6,973	3,406
Selling, general and administrative	760,458	678,843	613,707
Depreciation and amortization	34,442	29,771	32,064
Acquisition and integration charges	337	2,420	—
Operating income	275,492	245,707	214,062
Interest expense and other	9,053	10,111	11,878
Provision for income taxes	83,638	69,693	65,282
Net income	$182,801	$165,903	$136,902

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

Summarized information by geographic location as of and for the years ended December 31 follows (in thousands):

	2013	2012	2011
Revenues:
United States and Canada	$1,049,734	$947,075	$861,481
Europe, Middle East and Africa	508,755	458,675	437,194
Other International	225,724	210,058	169,913
Total revenues	$1,784,213	$1,615,808	$1,468,588
Long-lived assets: (1)
United States and Canada (2)	$123,877	$114,557	$85,194
Europe, Middle East and Africa	34,363	30,967	23,673
Other International	13,936	16,956	10,754
Total long-lived assets	$172,176	$162,480	$119,621

(1)	Excludes goodwill and other intangible assets.

(2)
The United States and Canada balances include costs capitalized in connection with the renovation of the Company’s Stamford headquarters facility (see Note 1 — Business and Significant Accounting Policies for additional description). These capitalized costs amounted to $7.7 million in 2013, $17.0 million in 2012, and $9.5 million in 2011.

15 — VALUATION AND QUALIFYING ACCOUNTS

The Company maintains an allowance for losses which is composed of a bad debt allowance and a revenue reserve. Provisions are charged against earnings either as an increase to expense or a reduction in revenues. The following table summarizes activity in the Company’s allowance for the years ended December 31(in thousands):

	Balance at Beginning of Year	Additions Charged to Expense	Additions Charged Against Revenues	Deductions from Reserve	Balance at End of Year
2013:
Allowance for doubtful accounts and returns and allowances	$6,400	$2,350	$5,050	$(6,800)	$7,000
2012:
Allowance for doubtful accounts and returns and allowances	$7,260	$1,930	$1,860	$(4,650)	$6,400
2011:
Allowance for doubtful accounts and returns and allowances	$7,200	$930	$4,390	$(5,260)	$7,260

16 — SUBSEQUENT EVENT

On February 4, 2014, the Company’s Board of Directors authorized $800.0 million to repurchase the Company's Common Stock. This authorization succeeds the Company’s prior $500.0 million share repurchase authorization, which was substantially utilized. See Note 7 — Stockholders' Equity above for additional information regarding the $800.0 million share repurchase authorization and the Company's share repurchase activity.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report on Form 10-K to be signed on its behalf by the undersigned, duly authorized, in Stamford, Connecticut, on February 26, 2014.

Gartner, Inc.

Date:	February 26, 2014	By:	/s/ Eugene A. Hall
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

Name	Title	Date

/s/ Eugene A. Hall	Director and Chief Executive Officer	February 26, 2014
Eugene A. Hall	(Principal Executive Officer)

/s/ Christopher J. Lafond	Executive Vice President and Chief Financial Officer	February 26, 2014
Christopher J. Lafond	(Principal Financial and Accounting Officer)

/s/ Michael J. Bingle	Director	February 26, 2014
Michael J. Bingle

/s/ Richard J. Bressler	Director	February 26, 2014
Richard J. Bressler

/s/ Raul E. Cesan	Director	February 26, 2014
Raul E. Cesan

/s/ Karen E. Dykstra	Director	February 26, 2014
Karen E. Dykstra

/s/ Anne Sutherland Fuchs	Director	February 26, 2014
Anne Sutherland Fuchs

/s/ William O. Grabe	Director	February 26, 2014
William O. Grabe

/s/ Stephen G. Pagliuca	Director	February 26, 2014
Stephen G. Pagliuca

/s/ James C. Smith	Director	February 26, 2014
James C. Smith