Form 10-Q
period 2014-03-31
GARTNER INC
filed 2014-05-01
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

As of April 25, 2014, 90,225,465 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$283,284	$423,990
Fees receivable, net of allowances of $7,100 and $7,000, respectively	496,997	490,923
Deferred commissions	97,610	106,287
Prepaid expenses and other current assets	67,777	63,682
Total current assets	945,668	1,084,882
Property, equipment and leasehold improvements, net	94,208	91,759
Goodwill	589,786	519,203
Intangible assets, net	34,537	6,107
Other assets	93,514	81,631
Total Assets	$1,757,713	$1,783,582
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$211,566	$325,059
Deferred revenues	832,555	766,114
Current portion of long-term debt	222,500	68,750
Total current liabilities	1,266,621	1,159,923
Long-term debt	132,500	136,250
Other liabilities	121,869	126,093
Total Liabilities	1,520,990	1,422,266
Stockholders’ Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 156,234,415 shares issued for both periods	78	78
Additional paid-in capital	733,139	718,644
Accumulated other comprehensive income, net	8,552	8,345
Accumulated earnings	1,129,019	1,091,283
Treasury stock, at cost, 66,011,939 and 64,268,863 common shares, respectively	(1,634,065)	(1,457,034)
Total Stockholders’ Equity	236,723	361,316
Total Liabilities and Stockholders’ Equity	$1,757,713	$1,783,582

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Research	$348,114	$310,331
Consulting	84,271	72,633
Events	14,317	23,790
Total revenues	446,702	406,754
Costs and expenses:
Cost of services and product development	170,821	163,737
Selling, general and administrative	204,617	180,478
Depreciation	7,459	7,100
Amortization of intangibles	1,279	1,334
Acquisition and integration charges	3,356	100
Total costs and expenses	387,532	352,749
Operating income	59,170	54,005
Interest expense, net	(2,250)	(2,436)
Other (expense) income, net	(229)	211
Income before income taxes	56,691	51,780
Provision for income taxes	18,955	15,105
Net income	$37,736	$36,675

Earnings per common share:
Basic	$0.41	$0.39
Diluted	$0.40	$0.38
Weighted average shares outstanding:
Basic	91,669	93,595
Diluted	93,209	95,537

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net income	$37,736	$36,675
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(278)	(3,789)
Interest rate hedge – gain	470	561
Pension – actuarial gain	15	23
Other comprehensive income (loss)	207	(3,205)
Comprehensive income	$37,943	$33,470

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2014	2013
Operating activities:
Net income	$37,736	$36,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,738	8,434
Stock-based compensation expense	13,752	12,342
Excess tax benefits from stock-based compensation	(11,146)	(13,219)
Deferred taxes	7,351	(1,872)
Amortization and write-off of debt issue costs	581	858
Changes in assets and liabilities, net of acquisition:
Fees receivable, net	(4,210)	17,851
Deferred commissions	8,578	4,113
Prepaid expenses and other current assets	(4,366)	(4,467)
Other assets	(1,311)	(6,467)
Deferred revenues	65,280	51,019
Accounts payable, accrued, and other liabilities	(104,513)	(85,574)
Cash provided by operating activities	16,470	19,693
Investing activities:
Additions to property, equipment and leasehold improvements	(9,185)	(9,648)
Acquisition - cash paid (net of cash acquired)	(101,770)	—
Acquisition - increase in restricted cash (escrow)	(13,500)	—
Cash used in investing activities	(124,455)	(9,648)
Financing activities:
Proceeds from stock issued under stock plans	2,428	1,955
Proceeds from debt issuance	151,875	200,000
Payments for debt issuance costs	—	(3,553)
Payments on debt	(1,875)	(200,000)
Purchases of treasury stock	(195,850)	(48,527)
Excess tax benefits from stock-based compensation	11,146	13,219
Cash used in financing activities	(32,276)	(36,906)
Net increase in cash and cash equivalents	(140,261)	(26,861)
Effects of exchange rates on cash and cash equivalents	(445)	(3,928)
Cash and cash equivalents, beginning of period	423,990	299,852
Cash and cash equivalents, end of period	$283,284	$269,063

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

Basis of presentation. The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 270 for interim financial information and with the applicable instructions of the U.S. Securities & Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X on Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its Annual Report on Form 10-K for the year ended December 31, 2013.

The fiscal year of Gartner represents the twelve-month calendar period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three months ended March 31, 2014 may not be indicative of the results of operations for the remainder of 2014.

Principles of consolidation. The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly- and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of estimates. The preparation of the accompanying interim condensed consolidated financial statements requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of fees receivable, goodwill, intangible assets, and other long-lived assets, as well as tax accruals and other liabilities. In addition, estimates are used in revenue recognition, income tax expense, performance-based compensation charges, depreciation and amortization, and the allowance for losses. Management believes its use of estimates in these interim condensed consolidated financial statements to be reasonable.

Management continually evaluates and revises its estimates using historical experience and other factors, including the general economic environment and actions it may take in the future. Management adjusts these estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on management’s best judgment at a point in time. As a result, differences between our estimates and actual results could be material and would be reflected in the Company’s consolidated financial statements in future periods.

Adoption of new accounting rules. The Company adopted two new accounting rules issued by the FASB effective January 1, 2014, as follows:

The Company adopted ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 addresses the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The balance sheet impact from the adoption of ASU 2013-11 was not material to the Company.

The Company adopted ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU No. 2013-05 provides updated guidance to resolve diversity in practice concerning the release of the cumulative foreign currency translation adjustment into net income when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. When a company ceases to have a controlling financial interest, the company should recognize any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary had resided. Upon a partial sale, the company should release into earnings a pro rata portion of the cumulative translation adjustment. The adoption of ASU 2013-05 did not impact the Company's financial statements and will only have an impact upon the occurrence of a transaction within its scope.

Acquisition. On March 7, 2014, the Company acquired Software Advice, Inc., (“Software Advice”), a privately-owned company based in Austin, Texas with 120 employees. Software Advice assists customers with software purchases. At closing, the Company paid $103.2 million in cash for 100% of the outstanding shares of Software Advice.

The Company is also obligated to pay up to an additional $31.9 million in cash related to the acquisition. This includes $13.5 million placed in escrow as security for potential losses. Release of the escrowed funds is also subject to the achievement of certain employment conditions. The escrow amount is considered restricted cash and is recorded in Other Assets in the Condensed Consolidated Balance Sheets. An additional $18.4 million is payable contingent on the achievement of certain employment conditions. This amount is also subject to any indemnified losses in excess of the escrowed funds. The $31.9 million will be expensed ratably (adjusted for any indemnified losses) over the required service periods of the relevant employees (two years) and recorded in Acquisition and integration charges in the Condensed Consolidated Statements of Operations. If the employment conditions are not met, any expense previously accrued will be reversed in the period employment terminates.

The Company's financial statements include the operating results of Software Advice beginning with the date of acquisition, which were not material to the Company's first quarter 2014 operating results. Had the Company acquired Software Advice on January 1, 2012, the impact to the Company's operating results for prior periods would not have been material, and as a result pro forma financial information for prior periods has not been presented. The Company recorded $3.4 million of pre-tax acquisition and integration charges in the first quarter of 2014, which are classified in Acquisition and integration charges in the Condensed Consolidated Statements of Operations. Included in these charges are legal, consulting, retention, severance, and other direct acquisition and integration costs.

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

The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Assets:
Cash	$1,450
Fees receivable and other current assets	3,785
Property, equipment, and leasehold improvements	234
Amortizable intangible assets (1)	29,690
Goodwill (1)	70,936
Total assets	$106,095

Liabilities:
Accounts payable and accrued liabilities	$2,875
Total liabilities	$2,875

(1)See Note 6 - Goodwill and Intangible Assets for additional information.

The determination of the fair values of the amortizable intangibles required management judgment and the consideration of a number of factors, significant among them the historical financial performance of the acquired business and projected performance, estimates surrounding customer turnover, and assumptions regarding competition. The fair values of the intangibles was primarily based on discounted cash flow methodologies. Establishing the useful lives of the amortizable intangibles also required management judgment and the evaluation of a number of factors, among them projected cash flows and the likelihood of competition.

The Company considers the allocation of the purchase price to be preliminary with respect to certain tax and other contingencies. All of the recorded goodwill and intangibles from the transaction will be deductible for tax purposes over 15 years. The recorded goodwill was included in the Company’s Research segment. The Company believes the recorded goodwill is supported by the anticipated revenue synergies resulting from the combined operations.

Note 2 — Comprehensive Income

The following tables disclose information about changes in accumulated other comprehensive income (“AOCI’) by component and amounts reclassified out of AOCI to income during the period (net of tax, in thousands) (1):

For the three months ended March 31, 2014:

	Interest Rate Swap	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2013	$(3,903)	$(1,811)	$14,059	$8,345
Changes during the period:
Other comprehensive income (loss) before reclassifications	(132)	—	(278)	(410)
Reclassifications from AOCI to income (2), (3)	602	15	—	617
Other comprehensive income (loss) for the period	470	15	(278)	207
Balance – March 31, 2014	$(3,433)	$(1,796)	$13,781	$8,552

For the three months ended March 31, 2013:

	Interest Rate Swap	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2012	$(6,010)	$(1,578)	$13,556	$5,968
Changes during the period:
Other comprehensive income (loss) before reclassifications	(4)	17	(3,789)	(3,776)
Reclassifications from AOCI to income (2), (3)	565	6	—	571
Other comprehensive income (loss) for the period	561	23	(3,789)	(3,205)
Balance – March 31, 2013	$(5,449)	$(1,555)	$9,767	$2,763

(1)	Amounts in parentheses represent debits (deferred losses).

(2)
The reclassifications related to the interest rate swap (cash flow hedge) were recorded in Interest expense, net and exclude $0.4 million of tax benefit reflected in the Provision for income taxes for both the three months ended March 31, 2014 and 2013. See Note 10 – Derivatives and Hedging for information regarding the hedge.

(3)
The reclassifications related to defined benefit pension plans were recorded in Selling, general and administrative expense and had an immaterial tax effect for both periods. See Note 12 – Employee Benefits for information regarding the Company’s defined benefit pension plans.

Note 3 — Earnings per Share

The following table sets forth the calculations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2014	2013
Numerator:
Net income used for calculating basic and diluted earnings per share	$37,736	$36,675
Denominator:
Weighted average number of common shares used in the calculation of basic earnings per share	91,669	93,595
Common stock equivalents associated with stock-based compensation plans (1)	1,540	1,942
Shares used in the calculation of diluted earnings per share	93,209	95,537
Basic earnings per share	$0.41	$0.39
Diluted earnings per share	$0.40	$0.38

(1)
Certain common stock equivalents were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. These shares totaled 0.2 million for both the three months ended March 31, 2014 and 2013.

Note 4 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. At March 31, 2014, the Company had 5.8 million shares of its common stock, par value $.0005 per share (the “Common Stock”), available for awards of stock-based compensation under its 2003 Long-Term Incentive Plan.

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

The Company accounts for stock-based compensation awards in accordance with FASB ASC Topics 505 and 718, as interpreted by SEC Staff Accounting Bulletins No. 107 (“SAB No. 107”) and No. 110 (“SAB No. 110”). Stock-based compensation expense is based on the fair value of the award on the date of grant, which is then recognized as expense over the related service period, net of estimated forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period. The Company currently issues treasury shares upon the exercise, release or settlement of stock-based compensation awards.

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

Stock-Based Compensation Expense

The Company recognized the following amounts of stock-based compensation expense by award type and expense category in the periods indicated (in millions):

	Three Months Ended
	March 31,
Award type:	2014	2013
Stock appreciation rights	$1.9	$1.8
Common stock equivalents	0.2	0.1
Restricted stock units	11.7	10.4
Total stock-based compensation expense (1)	$13.8	$12.3

	Three Months Ended
	March 31,
Amount recorded in:	2014	2013
Cost of services and product development	$5.8	$5.6
Selling, general and administrative	8.0	6.7
Total stock-based compensation expense (1)	$13.8	$12.3

(1)
Includes charges of $7.7 million and $7.1 million for the three months ended March 31, 2014 and 2013, respectively, for awards to retirement-eligible employees since these awards vest on an accelerated basis.

As of March 31, 2014, the Company had $68.7 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted-average service period of approximately 2.7 years.

Stock-Based Compensation Awards

The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards in accordance with FASB ASC Topic 505:

Stock Appreciation Rights

Stock-settled stock appreciation rights (SARs) permit the holder to participate in the appreciation of the Common Stock. SARs are settled in shares of Common Stock once the applicable vesting criteria have been met. SARs vest ratably over a four-year service period and expire seven years from the grant date. The fair value of SARs awards is determined on the date of grant and is recognized as compensation expense on a straight-line basis over four years. SARs have only been awarded to the Company’s executive officers.

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

The following table summarizes changes in SARs outstanding during the three months ended March 31, 2014:

	SARs (in millions)	Per Share Weighted- Average Exercise Price	Per Share Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2013	1.6	$34.14	$11.63	4.34 years
Granted	0.4	64.64	14.99	6.87
Forfeited	—	—	—	n/a
Exercised	—	30.15	10.56	n/a
Outstanding at March 31, 2014 (1), (2)	2.0	$40.28	$12.31	4.65
Vested and exercisable at March 31, 2014 (2)	1.0	$29.27	$10.39	3.51 years

n/a=not applicable.

(1)	As of March 31, 2014, 1.0 million of the SARs outstanding were unvested. The Company expects that substantially all of these unvested awards will vest in future periods.

(2)	Total SARs outstanding had an intrinsic value of $57.0 million. SARs vested and exercisable had an intrinsic value of $40.9 million.

The fair value of the SARs was estimated on the date of grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2014	2013
Expected dividend yield (1)	—%	—%
Expected stock price volatility (2)	25%	35%
Risk-free interest rate (3)	1.3%	0.8%
Expected life in years (4)	4.4	4.5

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. Historically, Gartner has not paid cash dividends on its Common Stock.

(2)	The determination of expected stock price volatility was based on both historical Common Stock prices and implied volatility from publicly traded options in the Common Stock.

(3)	The risk-free interest rate is based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

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

The following table summarizes the changes in RSUs outstanding during the three months ended March 31, 2014:

	Restricted Stock Units (RSUs) (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	1.8	$38.83
Granted (1)	0.5	64.66
Vested and released	(0.8)	33.61
Forfeited	—	—
Outstanding at March 31, 2014 (2), (3)	1.5	$50.15

(1)
The 0.5 million RSUs granted consisted of 0.2 million performance-based RSUs awarded to executives and 0.3 million service-based RSUs awarded to non-executive employees and certain board members. The 0.2 million performance-based RSUs represents the target amount of the grant for the year, which is tied to an increase in the Company’s subscription-based research contract value (“CV”) for 2014. The final number of performance-based RSUs that will ultimately vest for 2014 ranges from 0% to 200% of the target amount, with the final number dependent on the actual increase in CV for 2014 as measured on December 31, 2014. If the specified minimum level of achievement is not met, the performance-based RSUs will be forfeited in their entirety, and any compensation expense previously recorded will be reversed.

(2)	The Company expects that substantially all of the outstanding awards will vest in future periods.

(3)	The weighted-average remaining contractual term of the outstanding RSUs is approximately 1.8 years.

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

The following table summarizes the changes in CSEs outstanding during the three months ended March 31, 2014:

	Common Stock Equivalents (CSEs)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	102,479	$17.71
Granted	2,253	70.31
Converted to common shares	(1,797)	70.31
Outstanding at March 31, 2014	102,935	$17.95

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

At March 31, 2014, the Company had 1.2 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718, and as a result the Company does not record stock-based compensation expense for employee share purchases. The Company received $2.4 million and $2.0 million in cash from purchases under the ESP Plan and exercises of stock options during the three months ended March 31, 2014 and 2013, respectively.

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

The following tables present information about the Company’s reportable segments (in thousands):

Three Months Ended March 31, 2014	Research	Consulting	Events	Consolidated
Revenues	$348,114	$84,271	$14,317	$446,702
Gross contribution	246,101	30,338	2,963	279,402
Corporate and other expenses				(220,232)
Operating income				$59,170

Three Months Ended March 31, 2013	Research	Consulting	Events	Consolidated
Revenues	$310,331	$72,633	$23,790	$406,754
Gross contribution	215,214	22,538	7,108	244,860
Corporate and other expenses				(190,855)
Operating income				$54,005

The following table provides a reconciliation of total segment gross contribution to net income for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Total segment gross contribution	$279,402	$244,860
Costs and expenses:
Cost of services and product development - unallocated (1)	3,521	1,843
Selling, general and administrative	204,617	180,478
Depreciation and amortization	8,738	8,434
Acquisition and integration charges	3,356	100
Operating income	59,170	54,005
Interest expense and other	2,479	2,225
Provision for income taxes	18,955	15,105
Net income	$37,736	$36,675

(1)
The unallocated amounts consist of certain bonus and related fringe costs recorded in Consolidated cost of services and product development expense that are not allocated to segment expense. The Company's policy is to only allocate bonus and related fringe charges to segments for up to 100% of the segment employee's target bonus. Amounts above 100% are absorbed by corporate.

Note 6 — Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the tangible and identifiable intangible net assets acquired. The evaluation of goodwill is performed in accordance with FASB ASC Topic 350, which requires an annual assessment of potential goodwill impairment at the reporting segment level. A reporting segment can be an operating segment or a business if discrete financial information is prepared and reviewed by management. The Company has three reporting segments: Research, Consulting, and Events.

The following table presents changes to the carrying amount of goodwill by reporting unit during the three months ended March 31, 2014 (in thousands):

	Research	Consulting	Events	Total
Balance, December 31, 2013 (1)	$376,568	$100,677	$41,958	$519,203
Addition due to acquisition (2)	70,936	—	—	70,936
Foreign currency translation adjustments	(306)	(35)	(12)	(353)
Balance, March 31, 2014	$447,198	$100,642	$41,946	$589,786

(1)	The Company does not have any accumulated goodwill impairment losses.

(2)
The goodwill resulted from the acquisition of Software Advice (see Note 1 for additional discussion). All of the recorded goodwill from the Software Advice acquisition has been included in the Research segment.

Amortizable Intangible Assets

The following tables present reconciliations of the carrying amounts of amortizable intangible assets as of the dates indicated (in thousands):

March 31, 2014	Trade Name	Customer Relationships	Content	Software	Non-Compete	Total
Gross cost, December 31, 2013	$6,023	10,146	3,496	2,143	$—	21,808
Additions due to acquisition (1)	875	17,065	—	800	10,950	29,690
Foreign currency translation adjustments	—	39	—	—	—	39
Gross cost	6,898	27,250	3,496	2,943	10,950	51,537
Accumulated amortization (2)	(5,153)	(8,719)	(1,607)	(1,320)	(201)	(17,000)
Balance, March 31, 2014	$1,745	$18,531	$1,889	$1,623	$10,749	$34,537

December 31, 2013	Trade Name	Customer Relationships	Content	Software	Total
Gross cost	$6,023	$10,146	$3,496	$2,143	$21,808
Accumulated amortization (2)	(4,817)	(8,372)	(1,388)	(1,124)	(15,701)
Balance, December 31, 2013	$1,206	$1,774	$2,108	$1,019	$6,107

(1)	The additions are due to the acquisition of Software Advice (see Note 1 for additional discussion).

(2)	Intangible assets are being amortized against earnings over the following periods: Trade name—2 to 5 years; Customer relationships—4 to 7 years; Content—4 years; Software—3 years; Non-compete—5 years.

Aggregate amortization expense related to intangible assets was $1.3 million for both the three months ended March 31, 2014 and 2013.

The estimated future amortization expense by year from amortizable intangibles is as follows (in thousands):

2014 (remaining nine months)	$6,420
2015	7,036
2016	5,783
2017	4,896
2018	4,668
After 2018	5,734
$34,537

Note 7 — Debt

2013 Credit Agreement

The Company has a credit arrangement (the “2013 Credit Agreement”) that provides for a five-year, $150.0 million term loan and a $600.0 million revolving credit facility. In addition, the 2013 Credit Agreement contains an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, by up to an additional $250.0 million in the aggregate. The term loan will be repaid in 16 consecutive quarterly installments which commenced on June 30, 2013, plus a final payment due on March 7, 2018, and may be prepaid at any time without penalty or premium (other than applicable breakage costs) at the Company’s option. The revolving credit facility may be used for loans, and up to $40.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until March 7, 2018, at which time all amounts borrowed must be repaid.

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

The 2013 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum interest expense coverage ratio, and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, make investments and enter into certain transactions with affiliates. The 2013 Credit Agreement contains customary events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, cross defaults to certain other indebtedness, bankruptcy and insolvency events, ERISA defaults, material judgments, and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0%, allows the lenders to terminate their obligations to lend under the 2013 Credit Agreement and could result in the acceleration of Gartner’s obligations under the credit facility and an obligation of any or all of the guarantors to pay the full amount of Gartner’s obligations under the credit facility. As of March 31, 2014, the Company was in full compliance with the loan covenants.

The following table provides information regarding the Company’s total outstanding borrowings (in thousands):

	Balance	Balance
	March 31,	December 31,
Description:	2014	2013
Term loans (1)	$142,500	$144,375
Revolver loans (1), (2)	207,500	55,625
Other (3)	5,000	5,000
Total	$355,000	$205,000

(1)
The contractual annual interest rate as of March 31, 2014 on both the term loan and the revolver was 1.61%, which consisted of a floating Eurodollar base rate of 0.23% plus a margin of 1.38%. However, the Company has an interest rate swap contract which converts the floating Eurodollar base rate to a 2.26% fixed base rate on the first $200.0 million of Company borrowings (see below). As a result, the Company’s annual effective interest rate on its total outstanding debt as of March 31, 2014, was 3.26%.

(2)	The Company had $389.2 million of available borrowing capacity on the revolver (not including the expansion feature) as of March 31, 2014.

(3)
The Company borrowed $5.0 million in 2012 through a State of Connecticut economic development program. The loan has a 10 year maturity and bears a 3.0% fixed rate of interest. Principal payments are deferred for the first five years and the loan may be repaid at any point by the Company without penalty. The loan has a principal forgiveness provision in which up to $2.5 million of the loan may be forgiven if the Company meets certain employment targets in Connecticut during the first five years of the loan.

Interest Rate Swap

The Company has a $200.0 million notional fixed-for-floating interest rate swap contract which it designates as a hedge of the forecasted interest payments on the Company’s variable rate borrowings. Under the swap terms, the Company pays a base fixed rate of 2.26% and in return receives a floating Eurodollar base rate on $200.0 million of notional borrowings. The swap matures in late 2015.

The Company accounts for the interest rate swap as a cash flow hedge in accordance with FASB ASC Topic 815. Since the swap is hedging forecasted interest payments, changes in the fair value of the swap are recorded in OCI as long as the swap continues to be a highly effective hedge of the designated interest rate risk. Any ineffective portion of change in the fair value of the hedge is recorded in earnings. The swap continued to be a highly effective hedge of the forecasted interest payments as of March 31, 2014. The interest rate swap had a negative fair value to the Company of $5.7 million at March 31, 2014, which is deferred and classified in OCI, net of tax effect.

Letters of Credit

The Company had $9.6 million of letters of credit and related guarantees outstanding at March 31, 2014. The Company enters into these instruments in the ordinary course of business to facilitate transactions with customers and others.

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

The Company’s recent share repurchase activity is presented in the following table:

	Three Months Ended
	March 31,
	2014	2013
Number of shares repurchased (1)	2,699,714	976,943
Cost of repurchased shares (in thousands) (2)	$195,850	$48,527

(1)	The average purchase price for the shares was $70.34 and $49.67 for the three months ended March 31, 2014 and 2013, respectively.

(2)	The cost of repurchased shares for 2014 includes payment for share repurchase transactions that occurred in late December 2013 and were settled in early January 2014.

Note 9 — Income Taxes

The provision for income taxes was $19.0 million for the three months ended March 31, 2014 compared to $15.1 million in the three months ended March 31, 2013. The effective tax rate was 33.4% for the three months ended March 31, 2014 and 29.2% for the same period in 2013. The quarter-over-quarter increase in the effective tax rate was primarily due to the impact of retroactive tax law changes enacted in the first quarter of 2013, as well as the expiration of favorable tax legislation in the fourth quarter of 2013, which had the effect of increasing the effective tax rate in 2014.

As of March 31, 2014 and December 31, 2013, the Company had gross unrecognized tax benefits of $15.8 million and $14.5 million, respectively. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $4.0 million within the next 12 months, due to the anticipated closure of audits and the expiration of certain statutes of limitation. These unrecognized tax benefits relate primarily to the utilization of tax attributes, as well as certain other unrecognized tax positions, each of which are individually insignificant.

In 2013, the Internal Revenue Service commenced an audit of the Company's federal income tax returns for the 2010 and 2011 tax years. Although the final resolution of these audits is uncertain, the Company believes the ultimate disposition will not have a material adverse effect on its consolidated financial position, cash flows, or results of operations.

Note 10 — Derivatives and Hedging

The Company enters into a limited number of derivative contracts to offset the potentially negative economic effects of interest rate and foreign exchange movements. The Company accounts for its outstanding derivative contracts in accordance with FASB ASC Topic 815, which requires all derivatives, including derivatives designated as accounting hedges, to be recorded on the balance sheet at fair value. The following tables provide information regarding the Company’s outstanding derivatives contracts as of the dates indicated (in thousands, except for number of outstanding contracts):

March 31, 2014
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI
Interest rate swap (1)	1	$200,000	$(5,720)	Other liabilities	$(3,433)
Foreign currency forwards (2)	22	10,270	(5)	Accrued liabilities	—
Total	23	$210,270	$(5,725)		$(3,433)

December 31, 2013
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI
Interest rate swap (1)	1	$200,000	$(6,505)	Other liabilities	$(3,903)
Foreign currency forwards (2)	89	61,325	(60)	Accrued liabilities	—
Total	90	$261,325	$(6,565)		$(3,903)

(1)
This swap has been designated, and is accounted for, as a cash flow hedge of the forecasted interest payments on borrowings (see Note 7 — Debt). As a result, changes in fair value of this swap are deferred and are recorded in OCI, net of tax effect.

(2)
The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to offset the economic effects of these foreign currency transaction risks. These forward exchange contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other expense, net. Substantially all of the contracts outstanding at March 31, 2014 matured by the end of April 2014.

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

The following table provides information regarding derivative gains and losses that have been recognized in the Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
Amount recorded in:	2014	2013
Interest expense, net (1)	$1,004	$940
Other expense (income), net (2)	(114)	73
Total expense, net	$890	$1,013

(1)	Consists of interest expense from an interest rate swap contract.

(2)	Consists of realized and unrealized gains and losses on foreign currency forward contracts.

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

The Company’s assets and liabilities remeasured to fair value are presented in the following table for the periods indicated (in thousands):

	Fair Value	Fair Value
Description:	March 31, 2014	December 31, 2013
Assets:
Deferred compensation plan assets (1)	$33,245	$32,555
Foreign currency forward contracts (2)	21	116
	$33,266	$32,671
Liabilities:
Deferred compensation plan liabilities (1)	$37,395	$36,410
Foreign currency forward contracts (2)	26	176
Interest rate swap contract (3)	5,720	6,505
	$43,141	$43,091

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

Note 12 — Employee Benefits

Defined Benefit Pension Plans

The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company’s defined benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $0.7 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively.

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

The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of March 31, 2014, the Company did not have any material payment obligations under any such indemnification agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management’s Discussion and Analysis (“MD&A”) is to help facilitate the understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 10-K"). Historical results and percentage relationships are not necessarily indicative of operating results for future periods. References to “Gartner,” “the Company,” “we,” “our,” and “us” in this MD&A are to Gartner, Inc. and its consolidated subsidiaries.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Factors That May Affect Future Performance” and elsewhere in this Quarterly Report and in the 2013 10-K. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers should review carefully any risk factors described in the 2013 10-K.

BUSINESS OVERVIEW

Gartner, Inc. is the world’s leading information technology research and advisory company that helps executives use technology to build, guide and grow their enterprises. We offer independent and objective research and analysis on the information technology, computer hardware, software, communications and related technology industries. We provide comprehensive coverage of the IT industry to thousands of client organizations across the globe. Our client base consists primarily of CIOs and other senior IT and executives from a wide variety of business enterprises, government agencies and the investment community. Founded in 1979, Gartner is headquartered in Stamford, Connecticut, U.S.A., and as of March 31, 2014, we had 6,136 associates, including 1,479 research analysts and consultants, and clients in 85 countries.

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

Client retention rate represents a measure of client satisfaction and renewed business relationships at a specific point in time. Client retention is calculated on a percentage basis by dividing our current clients, who were also clients a year ago, by all clients from a year ago. Client retention can be calculated on both an enterprise and organization level. Enterprise level represents a single company or customer whereas an organization is a buying center within an enterprise, such as a location or department. A single enterprise may have multiple organizations.

Wallet retention rate represents a measure of the amount of contract value we have retained with clients over a twelve-month period. Wallet retention is calculated on a percentage basis by dividing the contract value of clients, who were clients one year earlier, by the total contract value from a year earlier, excluding the impact of foreign currency exchange. When wallet retention exceeds client retention, it is an indication of retention of higher-spending clients, or increased spending by retained clients, or both. Wallet retention can also be calculated on both an enterprise and organization level.

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

We had total revenues of $446.7 million in the first quarter of 2014, an increase of 10% compared to the first quarter of 2013 on both a reported basis and adjusted for foreign exchange impact. Revenues increased by double-digits in our Research and Consulting segments. Revenue declined in our Events business due to a shift in our events calendar, as 3 large events and one smaller event held in the first quarter of 2013 were moved to the second quarter of 2014. For a more complete discussion of our results by segment, see Segment Results below. We had net income of $37.7 million in the first quarter of 2014, an increase of 3% compared to first quarter 2013. Diluted earnings per share was $0.40 per share in first quarter of 2014 compared to $0.38 per share in first quarter 2013.

Our operating cash flow was $16.5 million for the three months ended March 31, 2014 compared to $19.7 million for the same period in 2013, and we had $283.3 million of cash and cash equivalents at March 31, 2014. We believe that our liquidity is adequate to fund our current plans. We continue to enhance shareholder value through our share repurchase plan, and we repurchased 2.7 million shares of our Common Stock during the three months ended March 31, 2014.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires the application of appropriate accounting policies and the use of estimates. Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements of Gartner, Inc. contained in the 2013 10-K. Management considers the policies discussed below to be critical to an understanding of our financial statements because their application requires complex and subjective management judgments and estimates. Specific risks for these critical accounting policies are also described below.

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

The following table provides our total fees receivable and the related allowance for losses as of the dates indicated (in thousands):

	March 31, 2014	December 31, 2013
Total fees receivable	$504,097	$497,923
Allowance for losses	(7,100)	(7,000)
Fees receivable, net	$496,997	$490,923

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

RESULTS OF OPERATIONS

Overall Results

The following tables summarize the changes in selected income and expense lines in our interim Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	$446,702	$406,754	$39,948	10%
Costs and expenses:
Cost of services and product development	170,821	163,737	(7,084)	(4)
Selling, general and administrative	204,617	180,478	(24,139)	(13)
Depreciation	7,459	7,100	(359)	(5)
Amortization of intangibles	1,279	1,334	55	4
Acquisition and integration charges	3,356	100	(3,256)	>-100%
Operating income	59,170	54,005	5,165	10
Interest expense, net	(2,250)	(2,436)	186	8
Other (expense) income, net	(229)	211	(440)	>-100
Provision for income taxes	18,955	15,105	(3,850)	(25)
Net income	$37,736	$36,675	$1,061	3%

Total revenues for the three months ended March 31, 2014 increased to $446.7 million, an increase of 10% compared to the three months ended March 31, 2013. Excluding the impact of foreign exchange, revenues also increased 10% over 2013. Please refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development increased $7.1 million, or 4%, in the first quarter of 2014 compared to the first quarter of 2013. The increase was primarily due to $12.0 million in higher payroll and related benefits costs due to increased headcount and merit salary increases. The higher payroll and benefit expense was partially offset by a decrease of $5.0 million in conference expense in the 2014 quarter due to a lower number of events held in the quarter. The impact of foreign currency translation was not significant. Cost of services and product development as a percentage of revenues was 38% and 40% for the first quarter of 2014 and 2013, respectively.

Selling, general and administrative (“SG&A”) expense increased $24.1 million, or 13% quarter-over-quarter. The increase was primarily due to $22.0 million in higher payroll costs. The impact of foreign currency was not significant. The higher payroll costs resulted from additional headcount, higher sales commissions, and merit salary increases. The increased headcount includes our investment in additional quota-bearing sales associates, which increased 16% compared to March 31, 2013, to 1,698 at March 31, 2014.

Depreciation expense increased 5% in the three months ended March 31, 2014 compared to the same period in 2013 due to additional capital expenditures.

Amortization of intangibles decreased slightly quarter-over-quarter as certain intangibles became fully amortized.

Acquisition and integration charges include legal, consulting, retention, severance, and other costs directly related to acquisitions. These costs were $3.4 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

Operating income increased $5.2 million, or 10%, quarter-over-quarter. Operating income as a percentage of revenues was 13% for both periods.

Interest expense, net declined 8% quarter-over-quarter which was primarily due to a write-off of capitalized debt issuance costs related to our debt refinancing in the 2013 quarter.

Other expense, net primarily consists of net foreign currency exchange gains and losses.

The provision for income taxes was $19.0 million for the three months ended March 31, 2014 compared to $15.1 million in the three months ended March 31, 2013. The effective tax rate was 33.4% for the three months ended March 31, 2014 and 29.2% for the same period in 2013. The quarter-over-quarter increase in the effective tax rate was primarily due to the impact of retroactive tax law changes enacted in the first quarter of 2013, as well as the expiration of favorable tax legislation in the fourth quarter of 2013, which had the effect of increasing the effective tax rate in 2014.

Net income increased 3% quarter-over-quarter while diluted earnings per share increased by 5% due to the higher net income and to a lesser extent, a lower number of weighted average shares outstanding due to share repurchases.

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

The following sections present the results of our three business segments:

Research

	As Of And For The Three Months Ended March 31, 2014	As Of And For The Three Months Ended March 31, 2013	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$348,114	$310,331	$37,783	12%
Gross contribution (1)	$246,101	$215,214	$30,887	14%
Gross contribution margin	71%	69%	2 points	—
Business Measurements:
Contract value (1)	$1,408,200	$1,269,200	$139,000	11%
Client retention - organization level	82%	82%	—	—
Client retention - enterprise level	84%	84%	—	—
Wallet retention - organization level	99%	98%	1 point	—
Wallet retention - enterprise level	104%	105%	(1) point	—

(1)	Dollars in thousands.

Research segment revenues increased 12% quarter-over-quarter on a reported basis and 13% excluding the foreign exchange impact. The segment gross contribution margin increased by 2 points, to 71%, due to the higher revenues and the operating leverage in this business. Research contract value at March 31, 2014 increased 11% compared to March 31, 2013 and increased 13% excluding the foreign exchange impact. Contract value increased by double-digits across all of the Company’s geographic regions and almost all client sizes.

Consulting

	As Of And For The Three Months Ended March 31, 2014	As Of And For The Three Months Ended March 31, 2013	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$84,271	$72,633	$11,638	16%
Gross contribution (1)	$30,338	$22,538	$7,800	35%
Gross contribution margin	36%	31%	5 points	—
Business Measurements:
Backlog (1)	$111,400	$97,500	$13,900	14%
Billable headcount	512	528	(16)	(3)%
Consultant utilization	64%	65%	(1) point	—
Average annualized revenue per billable headcount (1)	$421	$404	$17	4%

(1)	Dollars in thousands.

Consulting revenues increased 16% quarter-over-quarter. The impact of foreign exchange was not significant. The majority of the revenue increase was in our contract optimization business, which can fluctuate from period-to-period. Revenue in our core consulting business increased 5% quarter-over-quarter. The gross contribution margin increased by 5 points, primarily driven by the higher revenue in the contract optimization business. Backlog was $111.4 million at March 31, 2014, a 14% increase compared to March 31, 2013.

Events

	As Of And For The Three Months Ended March 31, 2014	As Of And For The Three Months Ended March 31, 2013	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$14,317	$23,790	$(9,473)	(40)%
Gross contribution (1)	$2,963	$7,108	$(4,145)	(58)%
Gross contribution margin	21%	30%	(9) points	—
Business Measurements:
Number of events	8	12	(4)	(33)%
Number of attendees	3,394	5,788	(2,394)	(41)%

(1)	Dollars in thousands.

Events revenues decreased 40% quarter-over-quarter due to a significant shift in our events calendar, as three large, mature events and one smaller event that were held in the first quarter of 2013 have been moved to the second quarter of 2014, and no events were moved into the first quarter of 2014. The shift of these events also caused the 9 point drop in the gross contribution margin. The three large events were held in April 2014, and revenue from these events increased 39% compared to the prior year, to $12.8 million.

Of the 8 events held in both the first quarter of 2014 and 2013, revenues increased by $1.7 million, or 19%, in the first quarter of 2014 compared to the same quarter in 2013. The number of attendees increased 13% at these ongoing events and exhibitors increased 3%, while average revenue per attendee increased by 12% and exhibitors increased by 10%.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations primarily through cash generated from our on-going operating activities. At March 31, 2014, we had $283.3 million of cash and cash equivalents and $389.2 million of available borrowing capacity under our revolving credit facility (without the expansion feature). Our cash and cash equivalents are held in numerous locations throughout the world, with approximately 85% held outside the United States at March 31, 2014. We believe that we have adequate liquidity and that the cash we expect to earn from our on-going operating activities, our existing cash balances, and the borrowing capacity we have under our revolving credit facility will be sufficient for our currently anticipated needs.

The following table summarizes the changes in the Company’s cash and cash equivalents (in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Cash Increase (Decrease)
Cash provided by operating activities	$16,470	$19,693	$(3,223)
Cash used in investing activities	(124,455)	(9,648)	(114,807)
Cash used by financing activities	(32,276)	(36,906)	4,630
Net increase in cash and cash equivalents	(140,261)	(26,861)	(113,400)
Effects of exchange rates	(445)	(3,928)	3,483
Beginning cash and cash equivalents	423,990	299,852	124,138
Ending cash and cash equivalents	$283,284	$269,063	$14,221

Operating

Operating cash flow decreased by $3.2 million, or 16%, when comparing the three months ended March 31, 2014 to the same period in 2013. The decrease was primarily due to higher cash payments for bonus and commissions in the 2014 period.

Investing

We used an additional $114.8 million of cash in our investing activities in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to the acquisition of Software Advice, with $101.8 million paid at closing and an additional $13.5 million placed in escrow. Slightly offsetting the cash used for Software Advice was a decline of $0.5 million in capital expenditures in the 2014 period.

Financing

We used $32.3 million of cash in our financing activities in the three months ended March 31, 2014 period compared to $36.9 million of cash used in the same period of 2013. During the 2014 period the Company used $196.0 million of cash for share repurchases, which was substantially offset by $164.0 million of proceeds from debt issuance, stock option proceeds, and excess tax benefits from stock compensation plans. The Company used $49.0 million of cash in the 2013 period for share repurchases and $3.0 million for debt refinancing fees, which was partially offset by $15.0 million of net proceeds from stock options and excess tax benefits.

OBLIGATIONS AND COMMITMENTS

2013 Credit Agreement

The Company has a five-year credit arrangement which it entered into in March 2013 that provides for a $150.0 million term loan and a $600.0 million revolving credit facility (the “2013 Credit Agreement”). Under the revolving credit facility, amounts may be borrowed, repaid, and re-borrowed through the maturity date of the agreement in March 2018. The credit arrangement contains an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, up to an additional $250.0 million in the aggregate. The Company had $200.0 million outstanding under the 2013 Credit Agreement as of March 31, 2014, which included $142.5 million outstanding under the term loan and $207.5 million outstanding under the revolver.

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

Off-Balance Sheet Arrangements

Through March 31, 2014, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

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

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of our 2013 Annual Report on Form 10-K which is incorporated herein by reference.

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

Discontinued Operations

On April 10, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposal transactions can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.

The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although major is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation. A business activity that upon acquisition qualifies as held for sale will also be a discontinued operation. The standard no longer precludes presentation as a discontinued operation if (i) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations, or (ii) there is significant continuing involvement with a component after its disposal. The standard also introduces new disclosure requirements.

The Company must adopt the new rule on a prospective basis on January 1, 2015. However, early adoption is permitted. We are currently reviewing the requirements of ASU 2014-08, which will only impact the Company's financial statements upon the occurrence of a future disposal transaction within its scope.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We have exposure to changes in interest rates arising from borrowings under our 2013 Credit Agreement. At March 31, 2014, we had $142.5 million outstanding under the term loan and $207.5 million outstanding under the revolver. Borrowings under this facility are floating rate, which may be either prime-based or Eurodollar-based. The rate paid for these borrowings includes a base floating rate plus a margin between 0.25% and 0.75% on prime borrowings and between 1.25% and 1.75% on Eurodollar-based borrowings.

We have an interest rate swap contract which effectively converts the floating base rate on the first $200.0 million of our borrowings to a 2.26% fixed rate. The Company only hedges the base interest rate risk on the first $200.0 million of its outstanding borrowings. Accordingly, we are exposed to interest rate risk on borrowings in excess of $200.0 million. A 25 basis point increase or decrease in interest rates would change pre-tax annual interest expense on the additional revolver borrowing capacity under the 2013 Credit Agreement (not including the expansion feature) by approximately $1.0 million.

FOREIGN CURRENCY RISK

We have customers in numerous countries, and 45% of our revenues for the fiscal year ended December 31, 2013 were derived from sales outside of the U.S. As a result, we conduct business in numerous currencies other than the U.S dollar. Among the major foreign currencies in which we conduct business are the Euro, the British Pound, the Japanese Yen, the Australian dollar, and the Canadian dollar. Our foreign currency exposure results in both translation risk and transaction risk:

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

A measure of the potential impact of foreign currency translation on our Condensed Consolidated Balance Sheets can be determined through a sensitivity analysis of our cash and cash equivalents. At March 31, 2014, we had $283.3 million of cash and cash equivalents, 85% of which was denominated in foreign currencies. If the foreign exchange rates of the major currencies in which we operate changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on March 31, 2014, could have increased or decreased by approximately $19.0 million.

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

Transaction Risk

We have foreign exchange transaction risk since we typically enter into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency in which the foreign subsidiary operates. We typically enter into foreign currency forward exchange contracts to offset the effects of foreign currency transaction risk. These contracts are normally short term in duration and unrealized and realized gains and losses are recognized in current period earnings. At March 31, 2014, we had 22 outstanding foreign currency forward contracts with a total notional amount of $10.3 million and an immaterial net unrealized loss. Substantially all of these outstanding contracts matured by the end of April 2014.

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

Management conducted an evaluation, as of March 31, 2014, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of the 2013 10-K and is incorporated herein by reference.

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

The following table provides detail related to repurchases of our Common Stock during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that may yet be Purchased Under our Share Repurchase Program (in thousands)
2014
January	925	$69.28
February	929,766	67.81
March	1,769,023	71.67
Total	2,699,714	$70.34	$632,200

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
31.1	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32	Certification under 18 U.S.C. 1350.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

Items 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date:	May 1, 2014	/s/ Christopher J. Lafond
Christopher J. Lafond
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)