Form 10-Q
period 2014-06-30
GARTNER INC
filed 2014-08-05
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, 88,900,186 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$317,925	$423,990
Fees receivable, net of allowances of $7,500 and $7,000, respectively	493,216	490,923
Deferred commissions	88,689	106,287
Prepaid expenses and other current assets	71,939	63,682
Total current assets	971,769	1,084,882
Property, equipment and leasehold improvements, net	95,831	91,759
Goodwill	598,731	519,203
Intangible assets, net	36,415	6,107
Other assets	94,062	81,631
Total Assets	$1,796,808	$1,783,582
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$251,421	$325,059
Deferred revenues	847,877	766,114
Current portion of long-term debt	246,250	68,750
Total current liabilities	1,345,548	1,159,923
Long-term debt	128,750	136,250
Other liabilities	125,001	126,093
Total Liabilities	1,599,299	1,422,266
Stockholders’ Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 156,234,415 shares issued for both periods	78	78
Additional paid-in capital	743,020	718,644
Accumulated other comprehensive income, net	9,953	8,345
Accumulated earnings	1,182,059	1,091,283
Treasury stock, at cost, 67,335,982 and 64,268,863 common shares, respectively	(1,737,601)	(1,457,034)
Total Stockholders’ Equity	197,509	361,316
Total Liabilities and Stockholders’ Equity	$1,796,808	$1,783,582

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Research	$358,495	$311,233	$706,609	$621,564
Consulting	93,488	85,928	177,759	158,561
Events	67,837	48,886	82,154	72,676
Total revenues	519,820	446,047	966,522	852,801
Costs and expenses:
Cost of services and product development	203,178	177,904	373,999	341,641
Selling, general and administrative	218,537	185,629	423,154	366,107
Depreciation	7,721	7,017	15,180	14,117
Amortization of intangibles	1,979	1,404	3,258	2,738
Acquisition and integration charges	6,644	106	10,000	206
Total costs and expenses	438,059	372,060	825,591	724,809
Operating income	81,761	73,987	140,931	127,992
Interest expense, net	(2,680)	(2,144)	(4,930)	(4,580)
Other income (expense), net	175	(280)	(54)	(69)
Income before income taxes	79,256	71,563	135,947	123,343
Provision for income taxes	26,216	25,049	45,171	40,154
Net income	$53,040	$46,514	$90,776	$83,189

Earnings per common share:
Basic	$0.59	$0.50	$1.00	$0.89
Diluted	$0.58	$0.49	$0.99	$0.87
Weighted average shares outstanding:
Basic	89,521	93,574	90,595	93,584
Diluted	90,744	95,188	92,012	95,426

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$53,040	$46,514	$90,776	$83,189
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	876	(1,220)	598	(5,009)
Interest rate hedge – gain	511	814	981	1,375
Pension – actuarial gain	14	1	29	24
Other comprehensive income (loss)	1,401	(405)	1,608	(3,610)
Comprehensive income	$54,441	$46,109	$92,384	$79,579

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2014	2013
Operating activities:
Net income	$90,776	$83,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,438	16,855
Stock-based compensation expense	20,617	19,574
Excess tax benefits from stock-based compensation	(14,275)	(17,114)
Deferred taxes	4,450	(1,747)
Amortization and write-off of debt issue costs	1,100	1,472
Changes in assets and liabilities, net of acquisition:
Fees receivable, net	2,909	27,071
Deferred commissions	18,039	8,847
Prepaid expenses and other current assets	(4,996)	(3,938)
Other assets	(3,708)	(2,528)
Deferred revenues	77,100	67,320
Accounts payable, accrued, and other liabilities	(57,692)	(58,685)
Cash provided by operating activities	152,758	140,316
Investing activities:
Additions to property, equipment and leasehold improvements	(19,151)	(19,635)
Acquisitions - cash paid (net of cash acquired)	(107,528)	—
Acquisitions - increase in restricted cash (escrow)	(14,363)	—
Cash used in investing activities	(141,042)	(19,635)
Financing activities:
Proceeds from stock issued under stock plans	5,064	3,355
Proceeds from debt issuance	175,625	201,875
Payments for debt issuance costs	—	(3,553)
Payments on debt	(5,625)	(201,875)
Purchases of treasury stock	(307,448)	(98,000)
Excess tax benefits from stock-based compensation	14,275	17,114
Cash used in financing activities	(118,109)	(81,084)
Net (decrease) increase in cash and cash equivalents	(106,393)	39,597
Effects of exchange rates on cash and cash equivalents	328	(6,086)
Cash and cash equivalents, beginning of period	423,990	299,852
Cash and cash equivalents, end of period	$317,925	$333,363

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

The fiscal year of Gartner represents the twelve-month calendar period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and six months ended June 30, 2014 may not be indicative of the results of operations for the remainder of 2014.

Principles of consolidation. The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly- and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of estimates. The preparation of the accompanying interim condensed consolidated financial statements requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of fees receivable, goodwill, intangible assets, and other long-lived assets, as well as tax accruals and other liabilities. In addition, estimates are used in revenue recognition, income tax expense, performance-based compensation expenses, depreciation and amortization, and the allowance for losses. Management believes its use of estimates in these interim condensed consolidated financial statements to be reasonable.

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

Adoption of new accounting rules. The Company adopted two new accounting rules issued by the FASB effective January 1, 2014, as follows:

The Company adopted ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU No. 2013-11"). ASU No. 2013-11 addresses the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The balance sheet impact from the adoption of ASU No. 2013-11 was not material to the Company.

The Company adopted ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU No. 2013-05"). ASU No. 2013-05 provides updated guidance to resolve diversity in practice concerning the release of the cumulative foreign currency translation adjustment into net income when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. When a company ceases to have a controlling financial interest, the company should recognize any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary had resided. Upon a partial sale, the company should release into earnings a pro rata portion of the cumulative translation adjustment. The adoption of ASU No. 2013-05 did not impact the Company's financial statements and will only have an impact upon the occurrence of a transaction within its scope.

Acquisitions. The Company made three acquisitions during the six months ended June 30, 2014, which are discussed below.

In June 2014 the Company acquired SircleIT Inc., a developer of cloud-based knowledge automation software, for $5.7 million in cash for 100% of the outstanding shares. SircleIT Inc. is a U.S. company that conducts its operations principally through Senexx Israel Ltd., its subsidiary in Israel with 2 employees. Gartner paid $4.9 million in cash at close and an additional $0.8 million was placed in escrow as security for certain indemnity claims, which is payable 18 months from the date of close.

In May 2014 the Company acquired 100% of the outstanding shares of Market-Visio Oy ("Market-Visio"), a privately-owned company based in Finland with 68 employees. Market-Visio was previously an independent sales agent of Gartner research products, as well as locally-created research content, in Finland and Russia. Market-Visio conducts its operations in Russia through a separate operating subsidiary. The Company currently expects to pay approximately $6.6 million in cash for Market-Visio, which includes $4.1 million paid at close and an estimated additional payment of $2.5 million for working capital adjustments. The Company expects to finalize the working capital adjustments and make the final payment in cash in the third quarter of 2014.

In March 2014 the Company acquired Software Advice, Inc., (“Software Advice”), a privately-owned company based in Austin, Texas with 120 employees. Software Advice assists customers with software purchases. At closing, the Company paid $103.2 million in cash for 100% of the outstanding shares of Software Advice. The Company is also obligated to pay up to an additional $31.9 million in cash related to the acquisition. This includes $13.5 million placed in escrow as security for potential losses. Release of the escrowed funds is also subject to the achievement of certain employment conditions. The escrow amount is considered restricted cash and is recorded in Other Assets in the Condensed Consolidated Balance Sheets. An additional $18.4 million is also payable contingent on the achievement of certain employment conditions. This amount is also subject to any indemnified losses in excess of the escrowed funds. The $31.9 million is considered compensation expense and will be recorded ratably (adjusted for any indemnified losses) over the required two-year service period of the relevant employees in Acquisition and integration charges in the Condensed Consolidated Statements of Operations. If the employment conditions are not met, any expense previously accrued will be reversed in the period employment terminates.

The Company's financial statements include the operating results of these businesses beginning with the date of acquisition. The operating results of these businesses were not material to the Company's consolidated and segment operating results for the three and six month periods ending June 30, 2014. Had the Company acquired these businesses in prior periods the impact to the Company's operating results for prior periods would not have been material, and as a result pro forma financial information for prior periods has not been presented. The Company recorded $6.6 million and $10.0 million of pre-tax acquisition and integration charges in the three and six months ended June 30, 2014, respectively, which are classified in Acquisition and integration charges in the Condensed Consolidated Statements of Operations. Included in these charges are legal, consulting, retention, severance, and other direct acquisition and integration costs.

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

The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in these acquisitions (in thousands):

	Software Advice	Other Acquisitions	Total
Assets:
Cash	$1,450	$3,202	$4,652
Fees receivable and other current assets	3,612	3,645	7,257
Property, equipment, and leasehold improvements	235	170	405
Amortizable intangible assets (1), (2)	26,928	5,073	32,001
Goodwill (2)	73,663	5,012	78,675
Total assets	$105,888	$17,102	$122,990

Liabilities:
Accounts payable and accrued liabilities	$2,663	$4,746	$7,409
Total liabilities	$2,663	$4,746	$7,409

Net assets acquired (3)	$103,225	$12,356	$115,581

(1)	See Note 6 - Goodwill and Intangible Assets for additional information regarding the types and amounts of amortizable intangibles recorded from these acquisitions.

(2)
During the three months ended June 30, 2014, the recorded amount of an amortizable intangible asset resulting from the Software Advice acquisition was reduced by approximately $2.7 million and goodwill was increased by the same amount. This measurement period adjustment was based on a change in the underlying assumptions used to value the amortizable intangible asset and was due to the consideration of new information since the Company's filing of its Quarterly Report on Form 10-Q for the three months ended March 31, 2014.

(3)
The Company paid $112.2 million in cash on a gross basis for the net assets acquired through June 30, 2014. On a net basis, and for cash flow reporting, the Company paid $107.5 million through June 30, which represents the $112.2 million in cash paid on a gross basis minus the $4.7 million of cash acquired from the purchased companies.

The Company has also recorded a liability for an additional $3.4 million to be paid for the acquisitions, of which approximately $2.5 million is expected to be paid in the third quarter of 2014.

The determination of the fair value of the amortizable intangibles required management judgment and the consideration of a number of factors, significant among them the historical financial performance of the acquired businesses and projected performance, estimates surrounding customer turnover, as well as assumptions regarding the level of competition and the cost to reproduce certain assets. In determining the fair value of the intangibles, management primarily relied on income methodologies, in particular the discounted cash flow approach. Establishing the useful lives of the amortizable intangibles also required management judgment and the evaluation of a number of factors, among them projected cash flows and the likelihood of competition.

The Company considers the allocation of the purchase price for these three acquisitions to be preliminary with respect to certain tax and other contingencies, as well as the finalization of certain working capital and other adjustments. The majority of the recorded goodwill and intangibles from these transactions will be deductible for tax purposes over 15 years. All of the recorded goodwill from these acquisitions was included in the Company’s Research segment. The Company believes the recorded goodwill is supported by the anticipated revenue synergies, customer retention, and cost savings resulting from the combined operations.

Note 2 — Comprehensive Income

The following tables disclose information about changes in accumulated other comprehensive income (“AOCI") by component and amounts reclassified out of AOCI to income during the periods indicated (net of tax, in thousands) (1):

For the three months ended June 30, 2014:

	Interest Rate Swap	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – March 31, 2014	$(3,433)	$(1,796)	$13,781	$8,552
Changes during the period:
Other comprehensive income (loss) before reclassifications	(102)	—	876	774
Reclassifications from AOCI to income (2), (3)	613	14	—	627
Other comprehensive income (loss) for the period	511	14	876	1,401
Balance – June 30, 2014	$(2,922)	$(1,782)	$14,657	$9,953

For the three months ended June 30, 2013:

	Interest Rate Swap	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – March 31, 2013	$(5,449)	$(1,555)	$9,767	$2,763
Changes during the period:
Other comprehensive income (loss) before reclassifications	213	—	(1,220)	(1,007)
Reclassifications from AOCI to income (2), (3)	601	1	—	602
Other comprehensive income (loss) for the period	814	1	(1,220)	(405)
Balance – June 30, 2013	$(4,635)	$(1,554)	$8,547	$2,358

For the six months ended June 30, 2014:

	Interest Rate Swap	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2013	$(3,903)	$(1,811)	$14,059	$8,345
Changes during the period:
Other comprehensive income (loss) before reclassifications	(234)	—	598	364
Reclassifications from AOCI to income (2), (3)	1,215	29	—	1,244
Other comprehensive income (loss) for the period	981	29	598	1,608
Balance – June 30, 2014	$(2,922)	$(1,782)	$14,657	$9,953

For the six months ended June 30, 2013:

	Interest Rate Swap	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2012	$(6,010)	$(1,578)	$13,556	$5,968
Changes during the period:
Other comprehensive income (loss) before reclassifications	207	17	(5,009)	(4,785)
Reclassifications from AOCI to income (2), (3)	1,168	7	—	1,175
Other comprehensive income (loss) for the period	1,375	24	(5,009)	(3,610)
Balance – June 30, 2013	$(4,635)	$(1,554)	$8,547	$2,358

(1)	Amounts in parentheses represent debits (deferred losses).

(2)
The reclassifications related to the interest rate swap (cash flow hedge) were recorded in Interest expense and exclude a related tax benefit reflected in the Provision for income taxes. See Note 10 – Derivatives and Hedging for information regarding the hedge.

(3)
The reclassifications related to defined benefit pension plans were recorded in Selling, general and administrative expense and had an immaterial tax effect for both periods. See Note 12 – Employee Benefits for information regarding the Company’s defined benefit pension plans.

Note 3 — Earnings per Share

The following table sets forth the calculations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income used for calculating basic and diluted earnings per share	$53,040	$46,514	$90,776	$83,189
Denominator:
Weighted average number of common shares used in the calculation of basic earnings per share	89,521	93,574	90,595	93,584
Common stock equivalents associated with stock-based compensation plans (1)	1,223	1,614	1,417	1,842
Shares used in the calculation of diluted earnings per share	90,744	95,188	92,012	95,426
Basic earnings per share	$0.59	$0.50	$1.00	$0.89
Diluted earnings per share	$0.58	$0.49	$0.99	$0.87

(1)
Certain common stock equivalents were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. These shares totaled 0.4 million for both the three months ended June 30, 2014 and 2013, and 0.3 million for both the six months ended June 30, 2014 and 2013.

Note 4 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. On May 29, 2014, the Company's shareholders approved the 2014 Long-Term Incentive Plan (the "2014 Plan") which replaces the 2003 Long-Term Incentive Plan (the "2003 Plan"). All 5.8 million shares remaining available under the 2003 Plan were transferred to the 2014 Plan, and an additional 2.2 million shares were made available for awards under the 2014 Plan, for a total availability of approximately 8.0 million shares. At June 30, 2014, the Company had a total of 7.97 million shares of its common stock, par value $.0005 per share (the “Common Stock”), remaining available for awards of stock-based compensation under its 2014 Plan.

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

Stock-Based Compensation Expense

The Company recognized the following amounts of stock-based compensation expense by award type and expense category in the periods indicated (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Award type:	2014	2013	2014	2013
Stock appreciation rights	$1.0	$1.2	$2.9	$3.0
Common stock equivalents	0.2	0.1	0.3	0.3
Restricted stock units	5.7	5.9	17.4	16.3
Total stock-based compensation expense (1), (2)	$6.9	$7.2	$20.6	$19.6

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amount recorded in:	2014	2013	2014	2013
Cost of services and product development	$3.7	$3.2	$9.5	$8.8
Selling, general and administrative	3.2	4.0	11.1	10.8
Total stock-based compensation expense (1), (2)	$6.9	$7.2	$20.6	$19.6

(1)
Includes charges of $2.1 million and $1.7 million for the three months ended June 30, 2014 and 2013, respectively, and $9.8 million and $8.8 million for the six months ended June 30, 2014 and 2013, respectively, for awards to retirement-eligible employees since these awards vest on an accelerated basis.

(2)	The three and six months ended June 30, 2014 include a reversal of $1.9 million of expense from forfeited awards related to the departure of the Company's former CFO.

As of June 30, 2014, the Company had $58.4 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted-average service period of approximately 2.5 years.

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

The following table summarizes changes in SARs outstanding during the six months ended June 30, 2014:

	SARs (in millions)	Per Share Weighted- Average Exercise Price	Per Share Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2013	1.6	$34.14	$11.63	4.34 years
Granted	0.4	64.64	14.99	6.62
Forfeited	(0.1)	52.15	n/a	n/a
Exercised	(0.1)	25.05	9.12	n/a
Outstanding at June 30, 2014 (1), (2)	1.8	$40.23	$12.33	4.26
Vested and exercisable at June 30, 2014 (2)	1.0	$29.73	$10.52	3.05 years

n/a=not applicable.

(1)	As of June 30, 2014, 0.8 million of the SARs outstanding were unvested. The Company expects that substantially all of these unvested awards will vest in future periods.

(2)	Total SARs outstanding had an intrinsic value of $54.4 million. SARs vested and exercisable had an intrinsic value of $39.1 million.

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

The following table summarizes the changes in RSUs outstanding during the six months ended June 30, 2014:

	Restricted Stock Units (RSUs) (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	1.8	$38.83
Granted (1)	0.5	65.02
Vested and released	(0.8)	34.16
Forfeited	(0.1)	—
Outstanding at June 30, 2014 (2), (3)	1.4	$50.64

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

The following table summarizes the changes in CSEs outstanding during the six months ended June 30, 2014:

	Common Stock Equivalents (CSEs)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	102,479	$17.71
Granted	4,452	71.18
Converted to common shares	(3,550)	71.18
Outstanding at June 30, 2014	103,381	$18.18

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

At June 30, 2014, the Company had 1.1 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718, and as a result the Company does not record stock-based compensation expense for employee share purchases. The Company received $5.1 million and $3.4 million in cash from purchases under the ESP Plan and exercises of stock options during the six months ended June 30, 2014 and 2013, respectively.

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

The following tables present information about the Company’s reportable segments for the periods indicated (in thousands):

Three Months Ended June 30, 2014	Research	Consulting	Events	Consolidated
Revenues	$358,495	$93,488	$67,837	$519,820
Gross contribution	248,263	36,235	34,232	318,730
Corporate and other expenses				(236,969)
Operating income				$81,761

Three Months Ended June 30, 2013	Research	Consulting	Events	Consolidated
Revenues	$311,233	$85,928	$48,886	$446,047
Gross contribution	213,411	33,185	23,114	269,710
Corporate and other expenses				(195,723)
Operating income				$73,987

Six Months Ended June 30, 2014	Research	Consulting	Events	Consolidated
Revenues	$706,609	$177,759	$82,154	$966,522
Gross contribution	494,365	66,573	37,195	598,133
Corporate and other expenses				(457,202)
Operating income				$140,931

Six Months Ended June 30, 2013	Research	Consulting	Events	Consolidated
Revenues	$621,564	$158,561	$72,676	$852,801
Gross contribution	428,625	55,722	30,222	514,569
Corporate and other expenses				(386,577)
Operating income				$127,992

The following table provides a reconciliation of total segment gross contribution to net income for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total segment gross contribution	$318,730	$269,710	$598,133	$514,569
Costs and expenses:
Cost of services and product development - unallocated (1)	2,088	1,567	5,610	3,409
Selling, general and administrative	218,537	185,629	423,154	366,107
Depreciation and amortization	9,700	8,421	18,438	16,855
Acquisition and integration charges	6,644	106	10,000	206
Operating income	81,761	73,987	140,931	127,992
Interest expense and other	2,505	2,424	4,984	4,649
Provision for income taxes	26,216	25,049	45,171	40,154
Net income	$53,040	$46,514	$90,776	$83,189

(1)
The unallocated amounts consist of certain bonus and related fringe costs recorded in Consolidated cost of services and product development expense that are not allocated to segment expense. The Company's policy is to only allocate bonus and related fringe charges to segments for up to 100% of the segment employee's target bonus. Amounts above 100% are absorbed by corporate.

Note 6 — Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the tangible and identifiable intangible net assets acquired. Goodwill is not amortized but is periodically evaluated for impairment in accordance with FASB ASC Topic 350, which requires an annual assessment of potential goodwill impairment at the reporting unit level, which the Company completes each year in the third quarter. A reporting unit can be an operating segment or a business if discrete financial information is prepared and reviewed by management.

The following table presents changes to the carrying amount of goodwill by reportable segment during the six months ended June 30, 2014 (in thousands):

	Research	Consulting	Events	Total
Balance, December 31, 2013 (1)	$376,568	$100,677	$41,958	$519,203
Additions due to acquisitions (2)	78,675	—	—	78,675
Foreign currency translation adjustments	523	345	(15)	853
Balance, June 30, 2014	$455,766	$101,022	$41,943	$598,731

(1)	The Company does not have any accumulated goodwill impairment losses.

(2)
The Company made three acquisitions in the six months ended June 30, 2014 (See Note 1 for additional discussion). All of the recorded goodwill from these acquisitions has been included in the Research segment.

Amortizable Intangible Assets

The following tables present reconciliations of the carrying amounts of amortizable intangible assets as of the dates indicated (in thousands):

June 30, 2014	Trade Name	Customer Relationships	Content	Software	Non-Compete	Total
Gross cost, December 31, 2013	$6,023	10,146	3,496	2,143	$—	$21,808
Additions due to acquisitions (1)	915	18,013	273	5,000	7,800	32,001
Non-competition agreement (2)	—	—	—	—	1,500	1,500
Foreign currency translation adjustments	(2)	142	(15)	(8)	—	117
Gross cost	6,936	28,301	3,754	7,135	9,300	55,426
Accumulated amortization (3)	(5,526)	(9,619)	(1,832)	(1,558)	(476)	(19,011)
Balance, June 30, 2014	$1,410	$18,682	$1,922	$5,577	$8,824	$36,415

December 31, 2013	Trade Name	Customer Relationships	Content	Software	Total
Gross cost	$6,023	$10,146	$3,496	$2,143	$21,808
Accumulated amortization (3)	(4,817)	(8,372)	(1,388)	(1,124)	(15,701)
Balance, December 31, 2013	$1,206	$1,774	$2,108	$1,019	$6,107

(1)	See Note 1 for additional disclosure.

(2)	The non-competition intangible relates to a separation agreement with the Company's former CFO which was entered into in June 2014.

(3)
Intangible assets are being amortized against earnings over the following periods: Trade name—2 to 5 years; Customer relationships—4 to 7 years; Content—1.5 to 4 years; Software—3 years; Non-compete—4 to 5 years;

Aggregate amortization expense related to intangible assets was $2.0 million and $1.4 million for the three months ended June 30, 2014 and 2013, respectively, and $3.3 million and $2.7 million for the six months ended June 30, 2014 and 2013, respectively.

The estimated future amortization expense by year from amortizable intangibles is as follows (in thousands):

2014 (remaining six months)	$5,060
2015	8,570
2016	7,125
2017	5,525
2018	4,330
After 2018	5,805
$36,415

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

The 2013 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum interest expense coverage ratio, and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, make investments and enter into certain transactions with affiliates. The 2013 Credit Agreement contains customary events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, cross defaults to certain other indebtedness, bankruptcy and insolvency events, ERISA defaults, material judgments, and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0%, allows the lenders to terminate their obligations to lend under the 2013 Credit Agreement and could result in the acceleration of Gartner’s obligations under the credit facility and an obligation of any or all of the guarantors to pay the full amount of Gartner’s obligations under the credit facility. As of June 30, 2014, the Company was in full compliance with the loan covenants.

The following table provides information regarding the Company’s total outstanding borrowings (in thousands):

	Balance	Balance
	June 30,	December 31,
Description:	2014	2013
Term loans (1)	$138,750	$144,375
Revolver loans (1), (2)	231,250	55,625
Other (3)	5,000	5,000
Total	$375,000	$205,000

(1)
The contractual annual interest rate as of June 30, 2014 on the term loan and the revolver ranged from 1.52% to 1.61%, which consists of a floating Eurodollar base rate ranging from 0.14% to 0.23% plus a margin of 1.38%. However, the Company has an interest rate swap contract which converts the floating Eurodollar base rates to a 2.26% fixed base rate on the first $200.0 million of Company borrowings (see below) and, combined with the 1.38% margin, results in an an effective rate of approximately 3.63% on the first $200.0 million of borrowings.

The annual effective rate on the total debt outstanding as of June 30, 2014, including the effect of the swap, was approximately 2.67%.

(2)	The Company had $365.5 million of available borrowing capacity on the revolver (not including the expansion feature) as of June 30, 2014.

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

The Company accounts for the interest rate swap as a cash flow hedge in accordance with FASB ASC Topic 815. Since the swap is hedging forecasted interest payments, changes in the fair value of the swap are recorded in OCI as long as the swap continues to be a highly effective hedge of the designated interest rate risk. Any ineffective portion of change in the fair value of the hedge is recorded in earnings. The swap continued to be a highly effective hedge of the forecasted interest payments as of June 30, 2014. The interest rate swap had a negative fair value to the Company of $4.9 million at June 30, 2014, which is deferred and classified in OCI, net of tax effect.

Letters of Credit

The Company had $9.7 million of letters of credit and related guarantees outstanding at June 30, 2014. The Company enters into these instruments in the ordinary course of business to facilitate transactions with customers and others.

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

The Company’s recent share repurchase activity is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Number of shares repurchased (1)	1,527,084	865,325	4,226,798	1,842,268
Cost of repurchased shares (in thousands) (2)	$111,598	$49,472	$307,448	$98,000

(1)
The average purchase price for the shares was $69.59 and $70.07 for the three and six months ended June 30, 2014, respectively, and $57.17 and $53.19 for the three and six months ended June 30, 2013, respectively.

(2)	The cost of repurchased shares for the six months ended June 30, 2014 includes payment for share repurchase transactions that occurred in late December 2013 but were settled in early January 2014.

Note 9 — Income Taxes

The provision for income taxes was $26.2 million for the three months ended June 30, 2014 compared to $25.0 million in the three months ended June 30, 2013. The effective income tax rate was 33.1% for the three months ended June 30, 2014 and 35.0% for the same period in 2013. The quarter-over-quarter decrease in the effective income tax rate was primarily due to a favorable shift in the estimated annual mix of pre-tax income by jurisdiction as well as the recognition of previously unrecognized federal and state income tax benefits in the second quarter of 2014.

The provision for income taxes was $45.2 million for the six months ended June 30, 2014 compared to $40.2 million in the six months ended June 30, 2013. The effective income tax rate was 33.2% for the six months ended June 30, 2014 and 32.6% for the same period in 2013. The increase in the effective income tax rate was primarily due to a favorable retroactive tax law change enacted in the first quarter of 2013, which was partially offset by a favorable shift in the estimated annual mix of pre-tax income by jurisdiction in 2014.

As of June 30, 2014 and December 31, 2013, the Company had gross unrecognized tax benefits of $17.4 million and $14.5 million, respectively. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $4.0 million within the next 12 months, due to the anticipated closure of audits and the expiration of certain statutes of limitation. These unrecognized tax benefits relate primarily to the utilization of tax attributes, as well as certain other unrecognized tax positions, each of which are individually insignificant.

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

June 30, 2014
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI
Interest rate swap (1)	1	$200,000	$(4,870)	Other liabilities	$(2,922)
Foreign currency forwards (2)	22	7,870	(6)	Accrued liabilities	—
Total	23	$207,870	$(4,876)		$(2,922)

December 31, 2013
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI
Interest rate swap (1)	1	$200,000	$(6,505)	Other liabilities	$(3,903)
Foreign currency forwards (2)	89	61,325	(60)	Accrued liabilities	—
Total	90	$261,325	$(6,565)		$(3,903)

(1)
This swap has been designated, and is accounted for, as a cash flow hedge of the forecasted interest payments on borrowings (see Note 7 — Debt). As a result, changes in fair value of this swap are deferred and are recorded in OCI, net of tax effect.

(2)
The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to offset the economic effects of these foreign currency transaction risks. These forward exchange contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other expense, net. Substantially all of the contracts outstanding at June 30, 2014 matured by the end of July 2014.

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

The following table provides information regarding derivative gains and losses that have been recognized in the Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amount recorded in:	2014	2013	2014	2013
Interest expense, net (1)	$1,022	$1,008	$2,026	$1,947
Other expense (income), net (2)	17	85	(98)	158
Total expense, net	$1,039	$1,093	$1,928	$2,105

(1)	Consists of interest expense from an interest rate swap contract.

(2)	Consists of realized and unrealized gains and losses on foreign currency forward contracts.

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

The Company’s assets and liabilities remeasured to fair value are presented in the following table for the periods indicated (in thousands):

	Fair Value	Fair Value
Description:	June 30, 2014	December 31, 2013
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$7,540	$7,775
Total Level 1 inputs	$7,540	$7,775
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	26,860	24,780
Foreign currency forward contracts (2)	8	116
Total Level 2 inputs	$26,868	$24,896
Total Assets	$34,408	$32,671
Liabilities:
Values based on level 2 inputs:
Deferred compensation plan liabilities (1)	$38,740	$36,410
Foreign currency forward contracts (2)	14	176
Interest rate swap contract (3)	4,870	6,505
Total Level 2 inputs	$43,624	$43,091
Total Liabilities	$43,624	$43,091

(1)
The Company has a deferred compensation plan for the benefit of certain highly compensated employees. The assets consist of investments in money market and mutual funds, and company-owned life insurance contracts, all of which are valued based on Level 1 or Level 2 valuation inputs. The related deferred compensation plan liabilities are recorded at fair value, or the estimated amount needed to settle the liability, which the Company considers to be based on a Level 2 input.

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

Note 12 — Employee Benefits

Defined Benefit Pension Plans

The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company’s defined benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $0.8 million and $1.5 million for the three and six months ended June 30, 2014, respectively, and $0.8 million and $1.6 million for the three and six months ended June 30, 2013, respectively.

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

The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of June 30, 2014, the Company did not have any material payment obligations under any such indemnification agreements.

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

We have made three acquisitions in 2014 through June 30. These include Software Advice, Inc., which assists customers with software purchases; Market Visio Oy, a Finnish company and former sales agent for Gartner research in Finland and Russia; and SircleIT, Inc., a provider of cloud-based search technology that identifies subject-matter experts. Note 1 — Acquisitions in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q provides additional information regarding these acquisitions. The operating results of these businesses have been included in our consolidated and segment operating results beginning on their respective dates of acquisition. The results of these businesses were not material to our consolidated or segment results for both the three and six months ended June 30, 2014.

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

BUSINESS OVERVIEW

Gartner, Inc. is the world’s leading information technology research and advisory company that helps executives use technology to build, guide and grow their enterprises. We offer independent and objective research and analysis on the information technology, computer hardware, software, communications and related technology industries. We provide comprehensive coverage of the IT industry to thousands of client organizations across the globe. Our client base consists primarily of CIOs and other senior IT and executives from a wide variety of business enterprises, government agencies and the investment community. Founded in 1979, Gartner is headquartered in Stamford, Connecticut, U.S.A., and as of June 30, 2014, we had 6,377 associates, including 1,487 research analysts and consultants, and clients in 85 countries.

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

We had total revenues of $519.8 million in the second quarter of 2014, an increase of 17% compared to the second quarter of 2013. Quarterly revenues increased 16% in 2014 adjusted for the impact of foreign exchange. Revenues increased by double-digits in our Research and Events segments and 9% in Consulting. For a more complete discussion of our results by segment, see Segment Results below. We had net income of $53.0 million in the second quarter of 2014, an increase of 14% compared to second quarter 2013. Diluted earnings per share was $0.58 per share in second quarter of 2014 compared to $0.49 per share in second quarter 2013.

Our operating cash flow was $152.8 million for the six months ended June 30, 2014 compared to $140.3 million for the same period in 2013, and we had $317.9 million of cash and cash equivalents at June 30, 2014. We believe that our liquidity is adequate to fund our current plans. We continue to enhance shareholder value through our share repurchase plan, and we repurchased 4.2 million shares of our Common Stock during the six months ended June 30, 2014.

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

The following table provides our total fees receivable and the related allowance for losses as of the dates indicated (in thousands):

	June 30, 2014	December 31, 2013
Total fees receivable	$500,716	$497,923
Allowance for losses	(7,500)	(7,000)
Fees receivable, net	$493,216	$490,923

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

RESULTS OF OPERATIONS

Overall Results

The following tables summarize the changes in selected income and expense lines in our interim Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	$519,820	$446,047	$73,773	17%
Costs and expenses:
Cost of services and product development	203,178	177,904	(25,274)	(14)
Selling, general and administrative	218,537	185,629	(32,908)	(18)
Depreciation	7,721	7,017	(704)	(10)
Amortization of intangibles	1,979	1,404	(575)	(41)
Acquisition and integration charges	6,644	106	(6,538)	>(100)
Operating income	81,761	73,987	7,774	11
Interest expense, net	(2,680)	(2,144)	(536)	(25)
Other income (expense), net	175	(280)	455	>100
Provision for income taxes	26,216	25,049	(1,167)	(5)
Net income	$53,040	$46,514	$6,526	14%

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	966,522	852,801	$113,721	13%
Costs and expenses:
Cost of services and product development	373,999	341,641	(32,358)	(9)
Selling, general and administrative	423,154	366,107	(57,047)	(16)
Depreciation	15,180	14,117	(1,063)	(8)
Amortization of intangibles	3,258	2,738	(520)	(19)
Acquisition and integration charges	10,000	206	(9,794)	>(100)
Operating income	140,931	127,992	12,939	10
Interest expense, net	(4,930)	(4,580)	(350)	(8)
Other expense, net	(54)	(69)	15	22
Provision for income taxes	45,171	40,154	(5,017)	(12)
Net income	$90,776	$83,189	$7,587	9%

Total revenues for the three months ended June 30, 2014 increased $73.8 million, to $519.8 million, an increase of 17% compared to the three months ended June 30, 2013. Revenues increased by double-digits in our Research and Events segments and 9% in Consulting. Excluding the impact of foreign currency translation, quarterly revenues increased 16%. For the six month periods, total revenues increased to $966.5 million in 2014, a 13% increase over 2013 on both a reported basis and excluding the impact of foreign currency translation. Please refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development increased $25.3 million, or 14%, in the second quarter of 2014 compared to the second quarter of 2013. The increase was primarily due to $16.0 million in higher payroll and related benefits costs due to increased headcount and merit salary increases. We also had an additional $6.0 million of conference expenses in the 2014 quarter due to a higher number of events held in the quarter because of a shift in our events calendar. Excluding the impact of foreign currency translation, cost of services and product development expense increased 13%. Cost of services and product development as a percentage of revenues was 39% and 40% for the second quarter of 2014 and 2013, respectively.

For the six month periods, Cost of services and product development expense increased $32.4 million, or 9%, in 2014 compared to the same period in 2013. Consistent with the quarterly increase, the additional expense was primarily due to higher payroll and benefit costs due to increased headcount and merit salary increases. Cost of services and product development as a percentage of revenues was 39% and 40% for the six months ended June 30, 2014 and 2013, respectively.

Selling, general and administrative (“SG&A”) expense increased $32.9 million, or 18% quarter-over-quarter. The increase was primarily due to $28.0 million in higher payroll expense. Excluding the impact of foreign currency translation, SG&A expense increased 17% quarter-over-quarter. The higher payroll costs resulted from additional headcount, higher sales commissions, and merit salary increases. The increased headcount includes our investment in additional quota-bearing sales associates, which increased 15% compared to June 30, 2013, to 1,787 at June 30, 2014. SG&A expense increased 16%, or $57.0 million, in the six months ended June 30, 2014 compared to the same period in the prior year. Consistent with the quarter increase, the increase was primarily driven by higher payroll costs.

Depreciation expense increased 10% and 8% in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 due to additional capital expenditures.

Amortization of intangibles increased in both the three and six months ended June 30, 2014 compared to the same periods in 2013 due to the addition of intangibles from the three acquisitions completed by the Company in 2014.

Acquisition and integration charges include legal, consulting, retention, severance, and other costs directly related to acquisitions. The higher charges for the three and six months ended June 30, 2014 compared to the same periods in 2013 are due to the three acquisitions completed by the Company in 2014.

Operating income increased $7.8 million, or 11%, quarter-over-quarter. Operating income as a percentage of revenues was approximately 16% for both quarters. For the six month periods, operating income increased $12.9 million, or 10%. As a percentage of revenues, operating income was 15% for both six month periods.

Interest expense, net increased 25% quarter-over-quarter due to additional revolver borrowings in the 2014 period. For the six month periods, interest expense, net increased 8% in the 2014 period, again due to additional revolver borrowings.

Other expense, net consisted of net foreign currency exchange gains and losses.

Provision for income taxes was $26.2 million for the three months ended June 30, 2014 compared to $25.0 million in the three months ended June 30, 2013. The effective income tax rate was 33.1% for the three months ended June 30, 2014 and 35.0% for the same period in 2013. The quarter-over-quarter decrease in the effective income tax rate was primarily due to a favorable shift in the estimated annual mix of pre-tax income by jurisdiction as well as the recognition of previously unrecognized federal and state income tax benefits in the second quarter of 2014.

Provision for income taxes was $45.2 million for the six months ended June 30, 2014 compared to $40.2 million in the six months ended June 30, 2013. The effective income tax rate was 33.2% for the six months ended June 30, 2014 and 32.6% for the same period in 2013. The increase in the effective income tax rate was primarily due to a favorable retroactive tax law change enacted in the first quarter of 2013, which was partially offset by a favorable shift in the estimated annual mix of pre-tax income by jurisdiction in 2014.

Net income increased 14% quarter-over-quarter while diluted earnings per share increased 18% due to the higher net income and a lower number of weighted-average shares outstanding. For the six month periods, net income increased 9% while diluted earnings per share increased 14%, again due to the higher net income and a lower share count.

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

The following sections present the results of our three business segments:

Research

	As Of And For The Three Months Ended June 30, 2014	As Of And For The Three Months Ended June 30, 2013	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2014	As Of And For The Six Months Ended June 30, 2013	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$358,495	$311,233	$47,262	15%	$706,609	$621,564	$85,045	14%
Gross contribution (1)	$248,263	$213,411	$34,852	16%	$494,365	$428,625	$65,740	15%
Gross contribution margin	69%	69%	—	—	70%	69%	1 point	—
Business Measurements:
Contract value (1)	$1,436,157	$1,293,027	$143,130	11%
Client retention - enterprise level	84%	83%	1 point	—
Client retention - organization level	83%	82%	1 point	—
Wallet retention - enterprise level	105%	104%	1 point	—
Wallet retention - organization level	99%	97%	2 points	—

(1)	Dollars in thousands.

Research segment revenues increased 15% quarter-over-quarter in 2014. The impact of foreign currency was not significant. The segment gross contribution margin was 69% for both quarters. When comparing the six month periods, revenues increased 14% in 2014. The foreign exchange impact was not significant. The contribution margin increased by 1 point in the first half of 2014 compared to the first half of 2013, to 70%.

Research contract value at June 30, 2014 increased 11% compared to June 30, 2013 and 13% adjusted for the impact of foreign currency translation. Contract value increased across all of the Company’s sales regions, client sizes, and industry sectors. At June 30, 2014, enterprise client retention was 84% and enterprise wallet retention was 105%.

Consulting

	As Of And For The Three Months Ended June 30, 2014	As Of And For The Three Months Ended June 30, 2013	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2014	As Of And For The Six Months Ended June 30, 2013	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$93,488	$85,928	$7,560	9%	$177,759	$158,561	$19,198	12%
Gross contribution (1)	$36,235	$33,185	$3,050	9%	$66,573	$55,722	$10,851	19%
Gross contribution margin	39%	39%	—	—	37%	35%	2 points	—
Business Measurements:
Backlog (1)	$104,600	$93,954	$10,646	11%
Billable headcount	505	518	(13)	(3)%
Consultant utilization	70%	68%	2 points	—	67%	66%	1 point	—
Average annualized revenue per billable headcount (1)	$454	$428	$26	6%	$437	$416	$21	5%

(1)	Dollars in thousands.

Consulting revenues increased $7.6 million, or 9%, quarter-over-quarter and 8% excluding the impact of foreign exchange. The increase was due to higher revenues in core consulting and the contract optimization business. The gross contribution margin was 39% for both periods.

For the six month periods, Consulting revenues increased 12% in 2014, due to higher contract optimization and core consulting revenues, and to a lesser extent, additional strategic advisory (SAS) revenues. Excluding the impact of foreign currency translation, Consulting revenues increased 11% in the first half of 2014. The gross contribution margin increased by 2 points, primarily due to the additional revenues in the contract optimization business, which has a higher gross margin than core consulting. Revenue in our contract optimization business can fluctuate from period to period but has historically been less than 15% of total Consulting business revenue on an annual basis. Backlog was $104.6 million at June 30, 2014, an increase of 11% compared to June 30, 2013.

Events

	As Of And For The Three Months Ended June 30, 2014	As Of And For The Three Months Ended June 30, 2013	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2014	As Of And For The Six Months Ended June 30, 2013	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$67,837	$48,886	$18,951	39%	$82,154	$72,676	$9,478	13%
Gross contribution (1)	$34,232	$23,114	$11,118	48%	$37,195	$30,222	$6,973	23%
Gross contribution margin	50%	47%	3 points	—	45%	42%	3 points	—
Business Measurements:
Number of events	28	25	3	12%	36	37	(1)	(3)%
Number of attendees	16,594	12,098	4,496	37%	19,988	17,886	2,102	12%

(1)	Dollars in thousands.

Events revenues increased 39% quarter-over-quarter, or $19.0 million. The impact of foreign currency translation was not significant. The 28 events held in the second quarter of 2014 consisted of 21 ongoing events and 7 events moved in to the quarter, including 3 large events. Approximately $7.0 million of the revenue increase was due to the 21 ongoing events and $12.0 million was due to the events moved into the quarter. The overall number of attendees increased 38% and exhibitors increased 39%, while average revenue per attendee increased 6% and average revenue per exhibitor increased 7%. The gross contribution margin increased 3 points, primarily due to significantly higher profitability from the 21 ongoing events.

For the six month periods, Events revenues increased $9.5 million in 2014 when compared to 2013, or 13%, primarily due to higher revenues from our ongoing events. The impact of foreign currency translation was not significant. The 36 events held through June 30, 2014 consisted of 33 ongoing events and 3 events moved in. Overall, we had a 12% increase in the number of attendees and a 14% increase in the number of exhibitors. Average revenue increased 4% for attendees and 6% for exhibitors. The gross contribution margin increased 3 points due to significantly better performance from our ongoing events.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations primarily through cash generated from our on-going operating activities. At June 30, 2014, we had $317.9 million of cash and cash equivalents and $365.5 million of available borrowing capacity under our revolving credit facility (without the expansion feature). Our cash and cash equivalents are held in numerous locations throughout the world, with approximately 95% held outside the United States at June 30, 2014. We believe that we have adequate liquidity and that the cash we expect to earn from our on-going operating activities, our existing cash balances, and the borrowing capacity we have under our revolving credit facility will be sufficient for our currently anticipated needs.

The following table summarizes the changes in the Company’s cash and cash equivalents (in thousands):

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Cash Increase (Decrease)
Cash provided by operating activities	$152,758	$140,316	$12,442
Cash used in investing activities	(141,042)	(19,635)	(121,407)
Cash used by financing activities	(118,109)	(81,084)	(37,025)
Net (decrease) increase in cash and cash equivalents	(106,393)	39,597	(145,990)
Effects of exchange rates	328	(6,086)	6,414
Beginning cash and cash equivalents	423,990	299,852	124,138
Ending cash and cash equivalents	$317,925	$333,363	$(15,438)

Operating

Operating cash flow increased by $12.5 million, or 9%, when comparing the six months ended June 30, 2014 to the same period in 2013, primarily due to the higher net income in the 2014 period.

Investing

We used an additional $121.4 million of cash in our investing activities in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to our three business acquisitions with a total of $107.5 million paid at closing (which is net of the cash acquired), and an additional $14.4 million placed in escrow related to the acquisitions. The Company used both existing cash and additional revolver borrowings to finance these acquisitions. Slightly offsetting the cash used for acquisitions was a decline of $0.5 million in capital expenditures in the 2014 period.

Financing

We used $118.1 million of cash in our financing activities in the six months ended June 30, 2014 period compared to $81.1 million of cash used in the same period of 2013. During the 2014 period the Company used $307.4 million of cash for share repurchases, which was partially offset by $189.3 million of net proceeds from debt issuance, stock option proceeds, and excess tax benefits from stock compensation plans. In the 2013 period the Company used $98.0 million of cash for share repurchases and $3.6 million for debt refinancing fees, which was partially offset by $20.5 million of net proceeds from stock options and excess tax benefits.

OBLIGATIONS AND COMMITMENTS

2013 Credit Agreement

The Company has a five-year credit arrangement which it entered into in March 2013 that provides for a $150.0 million term loan and a $600.0 million revolving credit facility (the “2013 Credit Agreement”). Under the revolving credit facility, amounts may be borrowed, repaid, and re-borrowed through the maturity date of the agreement in March 2018. The credit arrangement contains an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, up to an additional $250.0 million in the aggregate. The Company had $370.0 million outstanding under the 2013 Credit Agreement as of June 30, 2014, which included $138.8 million outstanding under the term loan and $231.2 million outstanding under the revolver.

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

Off-Balance Sheet Arrangements

Through June 30, 2014, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

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

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers" ("ASU No. 2014-09"). ASU No. 2014 -09 is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of the new rule are effective for Gartner on January 1, 2017. Early adoption is not permitted. We are currently evaluating the impact of ASU No. 2014-09.

Discontinued Operations

In May 2014 the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which changes the criteria for determining which disposal transactions can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The Company must adopt the new rule on a prospective basis on January 1, 2015. However, early adoption is permitted. We are currently reviewing the requirements of ASU 2014-08, which will only impact the Company's financial statements upon the occurrence of a future disposal transaction within its scope.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We have exposure to changes in interest rates arising from borrowings under our 2013 Credit Agreement. At June 30, 2014, we had $138.8 million outstanding under the term loan and $231.2 million outstanding under the revolver. Borrowings under this facility are floating rate, which may be either prime-based or Eurodollar-based. The rate paid for these borrowings includes a base floating rate plus a margin between 0.25% and 0.75% on prime borrowings and between 1.25% and 1.75% on Eurodollar-based borrowings.

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

A measure of the potential impact of foreign currency translation on our Condensed Consolidated Balance Sheets can be determined through a sensitivity analysis of our cash and cash equivalents. At June 30, 2014, we had $317.9 million of cash and cash equivalents, 95% of which was denominated in foreign currencies. If the foreign exchange rates of the major currencies in which we operate changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on June 30, 2014, could have increased or decreased by approximately $24.0 million.

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

Transaction Risk

We have foreign exchange transaction risk since we typically enter into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency in which the foreign subsidiary operates. We typically enter into foreign currency forward exchange contracts to offset the effects of foreign currency transaction risk. These contracts are normally short term in duration and unrealized and realized gains and losses are recognized in current period earnings. At June 30, 2014, we had 22 outstanding foreign currency forward contracts with a total notional amount of $7.9 million and an immaterial net unrealized loss. All of these outstanding contracts matured by the end of July 2014.

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

Management conducted an evaluation, as of June 30, 2014, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

The following table provides detail related to repurchases of our Common Stock during the six months ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that may yet be Purchased Under our Share Repurchase Program (in thousands)
2014
January	925	$69.28
February	929,766	67.81
March	1,769,023	71.67
Total	2,699,714	$70.34

April	545,916	$67.93
May	508,187	70.49
June	472,981	70.54
Total	1,527,084	$69.59	$527,545

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
31.1	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32	Certification under 18 U.S.C. 1350.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

Items 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date:	August 5, 2014	/s/ Craig W. Safian
Craig W. Safian
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)