Form 10-Q
period 2014-11-06
GARTNER INC
filed 2014-11-06
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, 88,027,698 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$341,220	$423,990
Fees receivable, net of allowances of $6,900 and $7,000, respectively	449,923	490,923
Deferred commissions	80,599	106,287
Prepaid expenses and other current assets	87,492	63,682
Total current assets	959,234	1,084,882
Property, equipment and leasehold improvements, net	93,625	91,759
Goodwill	593,212	519,203
Intangible assets, net	33,515	6,107
Other assets	89,367	81,631
Total Assets	$1,768,953	$1,783,582
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$266,545	$325,059
Deferred revenues	847,327	766,114
Current portion of long-term debt	245,000	68,750
Total current liabilities	1,358,872	1,159,923
Long-term debt	125,000	136,250
Other liabilities	132,558	126,093
Total Liabilities	1,616,430	1,422,266
Stockholders’ Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 156,234,415 shares issued for both periods	78	78
Additional paid-in capital	754,827	718,644
Accumulated other comprehensive income, net	(2,001)	8,345
Accumulated earnings	1,215,905	1,091,283
Treasury stock, at cost, 68,213,874 and 64,268,863 common shares, respectively	(1,816,286)	(1,457,034)
Total Stockholders’ Equity	152,523	361,316
Total Liabilities and Stockholders’ Equity	$1,768,953	$1,783,582

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Research	$365,334	$316,518	$1,071,943	$938,082
Consulting	82,300	70,149	260,059	228,710
Events	23,306	24,038	105,460	96,714
Total revenues	470,940	410,705	1,437,462	1,263,506
Costs and expenses:
Cost of services and product development	188,059	161,735	562,058	503,376
Selling, general and administrative	217,025	181,546	640,179	547,653
Depreciation	7,945	7,258	23,125	21,375
Amortization of intangibles	2,505	1,351	5,763	4,089
Acquisition and integration charges	6,015	72	16,015	278
Total costs and expenses	421,549	351,962	1,247,140	1,076,771
Operating income	49,391	58,743	190,322	186,735
Interest expense, net	(2,656)	(2,124)	(7,586)	(6,704)
Other (expense) income, net	(287)	5	(341)	(64)
Income before income taxes	46,448	56,624	182,395	179,967
Provision for income taxes	12,602	18,430	57,773	58,584
Net income	$33,846	$38,194	$124,622	$121,383

Earnings per common share:
Basic	$0.38	$0.41	$1.39	$1.30
Diluted	$0.38	$0.40	$1.37	$1.28
Weighted average shares outstanding:
Basic	88,513	92,689	89,901	93,286
Diluted	89,708	94,355	91,273	95,100

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$33,846	$38,194	$124,622	$121,383
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(12,588)	4,109	(11,990)	(900)
Interest rate hedge – gain	619	261	1,600	1,636
Pension – actuarial gain	15	6	44	30
Other comprehensive (loss) income	(11,954)	4,376	(10,346)	766
Comprehensive income	$21,892	$42,570	$114,276	$122,149

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities:
Net income	$124,622	$121,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,888	25,464
Stock-based compensation expense	29,425	27,049
Excess tax benefits from stock-based compensation	(19,275)	(18,412)
Deferred taxes	(1,299)	4,989
Amortization and write-off of debt issue costs	1,572	2,107
Changes in assets and liabilities, net of acquisitions:
Fees receivable, net	37,365	69,732
Deferred commissions	24,546	10,055
Prepaid expenses and other current assets	(23,831)	(20,840)
Other assets	(1,303)	(3,064)
Deferred revenues	92,593	64,662
Accounts payable, accrued, and other liabilities	(17,694)	(41,056)
Cash provided by operating activities	275,609	242,069
Investing activities:
Additions to property, equipment and leasehold improvements	(25,516)	(27,772)
Acquisitions - cash paid (net of cash acquired)	(107,528)	—
Acquisitions - increase in restricted cash (escrow)	(14,363)	—
Cash used in investing activities	(147,407)	(27,772)
Financing activities:
Proceeds from stock issued under stock plans	6,365	4,539
Proceeds from debt issuance	174,375	203,750
Payments for debt issuance costs	—	(3,553)
Payments on debt	(9,375)	(203,750)
Purchases of treasury stock	(387,126)	(157,251)
Excess tax benefits from stock-based compensation	19,275	18,412
Cash used in financing activities	(196,486)	(137,853)
Net (decrease) increase in cash and cash equivalents	(68,284)	76,444
Effects of exchange rates on cash and cash equivalents	(14,486)	(1,775)
Cash and cash equivalents, beginning of period	423,990	299,852
Cash and cash equivalents, end of period	$341,220	$374,521

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

The fiscal year of Gartner is the twelve-month calendar period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and nine months ended September 30, 2014 may not be indicative of the results of operations for the remainder of 2014.

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

Adoption of new accounting rules. Effective January 1, 2014, the Company adopted two new accounting rules issued by the FASB, as follows:

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

Acquisitions. The Company made three acquisitions during the nine months ended September 30, 2014 (the "2014 Acquisitions"), which are discussed below.

In June 2014, the Company acquired 100% of the outstanding shares of SircleIT Inc., a developer of cloud-based knowledge automation software, for $5.7 million in cash. SircleIT Inc. is a domestic company that conducts its operations principally through Senexx Israel Ltd., its wholly-owned subsidiary in Israel with 2 employees. Gartner paid $4.9 million in cash at close and an additional $0.9 million was placed in escrow as security for certain indemnity claims, which is payable 18 months from the date of close.

In May 2014, the Company acquired 100% of the outstanding shares of Market-Visio Oy ("Market-Visio"), a privately-owned Finnish company with 68 employees, now named Gartner Finland Oy. Market-Visio was previously an independent sales agent of Gartner research products, as well as locally-created research content, in Finland and Russia. Gartner Finland Oy conducts its operations in Russia through a wholly-owned operating subsidiary. The Company paid a total of $6.5 million in cash for Market-Visio, which included $4.1 million paid at close and $2.5 million paid in October 2014 for working capital adjustments.

In March 2014, the Company acquired Software Advice, Inc., (“Software Advice”), a privately-owned company based in Austin, Texas with 120 employees. Software Advice assists customers with software purchases. At closing, the Company paid $103.2 million in cash for 100% of the outstanding shares of Software Advice. The Company is also obligated to pay up to an additional $31.9 million in cash related to the acquisition. This includes $13.5 million placed in escrow as security for potential losses. Release of the escrowed funds is also subject to the achievement of certain employment conditions. The escrow amount is considered restricted cash and is recorded in Other Assets in the Condensed Consolidated Balance Sheets. An additional $18.4 million is also payable contingent on the achievement of certain employment conditions. This amount is also subject to any indemnified losses in excess of the escrowed funds. The $31.9 million obligation (adjusted for any indemnified losses) will be recognized as compensation expense over the two-year service period of the relevant employees in Acquisition and integration charges in the Condensed Consolidated Statements of Operations. If the employment conditions are not met, any expense previously accrued will be reversed in the period employment terminates.

The Company's financial statements include the operating results of these businesses beginning from their respective dates of acquisition. The operating results of these businesses were not material to the Company's consolidated and segment operating results for the three and nine month periods ending September 30, 2014. Had the Company acquired these businesses in prior periods the impact to the Company's operating results for prior periods would not have been material, and as a result pro forma financial information for prior periods has not been presented. The Company recorded $6.0 million and $16.0 million of pre-tax acquisition and integration charges in the three and nine months ended September 30, 2014, respectively, which are classified in Acquisition and integration charges in the Condensed Consolidated Statements of Operations. Included in these charges are legal, consulting, retention, severance, and other direct acquisition and integration costs.

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

The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in the 2014 Acquisitions (in thousands):

	Software Advice	Other Acquisitions (1)	Total
Assets:
Cash	$1,450	$3,203	$4,653
Fees receivable and other current assets	3,606	3,547	7,153
Property, equipment, and leasehold improvements	235	169	404
Amortizable intangible assets (2)	26,928	5,047	31,975
Goodwill (3), (4)	73,663	4,929	78,592
Total assets	$105,882	$16,895	$122,777

Liabilities:
Accounts payable and accrued liabilities	$2,657	$4,554	$7,211
Total liabilities	$2,657	$4,554	$7,211

Net assets acquired (5)	$103,225	$12,341	$115,566

(1)	Includes the SircleIT Inc. and Market-Visio acquisitions.

(2)	See Note 6 - Goodwill and Intangible Assets for additional information regarding the types and amounts of amortizable intangibles recorded from the 2014 Acquisitions.

(3)
During the third quarter of 2014 certain tax, working capital and other minor adjustments were recorded which decreased the recorded goodwill resulting from the Market-Visio acquisition by approximately $0.1 million on a net basis.

(4)
During the second quarter of 2014, the recorded amount of an amortizable intangible asset resulting from the Software Advice acquisition was reduced by $2.7 million and goodwill was increased by the same amount. This measurement period adjustment was based on a change in the underlying assumptions used to value the amortizable intangible asset and was due to the consideration of new information.

(5)
The Company paid $112.2 million in cash on a gross basis for the net assets acquired through September 30, 2014. On a net basis, and for cash flow reporting, the Company paid $107.5 million through September 30, which represents the $112.2 million in cash paid on a gross basis minus the $4.7 million of cash acquired from the purchased companies. The Company has also recorded a liability for an additional $3.4 million to be paid for the 2014 Acquisitions, of which $2.5 million was paid in late October 2014.

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

The Company considers the allocation of the purchase price for the 2014 Acquisitions to be preliminary with respect to certain tax and other contingencies, as well as the finalization of certain working capital and other adjustments. The majority of the recorded goodwill and intangibles from these transactions will be deductible for tax purposes over 15 years. All of the recorded goodwill from the 2014 Acquisitions was included in the Company’s Research segment. The Company believes the recorded goodwill is supported by the anticipated revenue synergies, customer retention, and cost savings resulting from the combined operations.

Note 2 — Comprehensive Income

The following tables disclose information about changes in accumulated other comprehensive income (“AOCI") by component and amounts reclassified out of AOCI to income during the periods indicated (net of tax, in thousands) (1):

For the three months ended September 30, 2014:

	Interest Rate Swap	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – June 30, 2014	$(2,922)	$(1,782)	$14,657	$9,953
Changes during the period:
Other comprehensive income (loss) before reclassifications	(1)	—	(12,588)	(12,589)
Reclassifications from AOCI to income (2), (3)	620	15	—	635
Other comprehensive income (loss) for the period	619	15	(12,588)	(11,954)
Balance – September 30, 2014	$(2,303)	$(1,767)	$2,069	$(2,001)

For the three months ended September 30, 2013:

	Interest Rate Swap	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – June 30, 2013	$(4,635)	$(1,554)	$8,547	$2,358
Changes during the period:
Other comprehensive income (loss) before reclassifications	(360)	—	4,109	3,749
Reclassifications from AOCI to income (2), (3)	621	6	—	627
Other comprehensive income (loss) for the period	261	6	4,109	4,376
Balance – September 30, 2013	$(4,374)	$(1,548)	$12,656	$6,734

For the nine months ended September 30, 2014:

	Interest Rate Swap	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2013	$(3,903)	$(1,811)	$14,059	$8,345
Changes during the period:
Other comprehensive income (loss) before reclassifications	(236)	—	(11,990)	(12,226)
Reclassifications from AOCI to income (2), (3)	1,836	44	—	1,880
Other comprehensive income (loss) for the period	1,600	44	(11,990)	(10,346)
Balance – September 30, 2014	$(2,303)	$(1,767)	$2,069	$(2,001)

For the nine months ended September 30, 2013:

	Interest Rate Swap	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2012	$(6,010)	$(1,578)	$13,556	$5,968
Changes during the period:
Other comprehensive income (loss) before reclassifications	(153)	17	(900)	(1,036)
Reclassifications from AOCI to income (2), (3)	1,789	13	—	1,802
Other comprehensive income (loss) for the period	1,636	30	(900)	766
Balance – September 30, 2013	$(4,374)	$(1,548)	$12,656	$6,734

(1)	Amounts in parentheses represent debits (deferred losses).

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

Note 3 — Earnings per Share

The following table sets forth the calculations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net income used for calculating basic and diluted earnings per share	$33,846	$38,194	$124,622	$121,383
Denominator:
Weighted average number of common shares used in the calculation of basic earnings per share	88,513	92,689	89,901	93,286
Common stock equivalents associated with stock-based compensation plans (1)	1,195	1,666	1,372	1,814
Shares used in the calculation of diluted earnings per share	89,708	94,355	91,273	95,100
Basic earnings per share	$0.38	$0.41	$1.39	$1.30
Diluted earnings per share	$0.38	$0.40	$1.37	$1.28

(1)
Certain common stock equivalents were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. These shares totaled less than 0.4 million in each of the periods presented.

Note 4 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. On May 29, 2014, the Company's shareholders approved the 2014 Long-Term Incentive Plan (the "2014 Plan") which replaces the 2003 Long-Term Incentive Plan (the "2003 Plan"). All 5.8 million shares remaining available under the 2003 Plan were transferred to the 2014 Plan, and an additional 2.2 million shares were made available for awards under the 2014 Plan, for a total availability of 8.0 million shares. At September 30, 2014, the Company had a total of 7.96 million shares of its common stock, par value $.0005 per share (the “Common Stock”), remaining available for awards of stock-based compensation under its 2014 Plan.

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

Stock-Based Compensation Expense

The Company recognized the following amounts of stock-based compensation expense by award type and expense category in the periods indicated (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Award type:	2014	2013	2014	2013
Stock appreciation rights	$1.0	$1.1	$3.9	$4.1
Common stock equivalents	0.2	0.1	0.5	0.4
Restricted stock units	7.6	6.2	25.0	22.5
Total stock-based compensation expense (1), (2)	$8.8	$7.4	$29.4	$27.0

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amount recorded in:	2014	2013	2014	2013
Cost of services and product development	$4.0	$3.2	$13.5	$12.0
Selling, general and administrative	4.8	4.2	15.9	15.0
Total stock-based compensation expense (1), (2)	$8.8	$7.4	$29.4	$27.0

(1)
Includes charges of $2.9 million and $1.8 million for the three months ended September 30, 2014 and 2013, respectively, and $12.7 million and $10.6 million for the nine months ended September 30, 2014 and 2013, respectively, for awards to retirement-eligible employees since these awards vest on an accelerated basis.

(2)	The nine months ended September 30, 2014 includes a reversal of $1.9 million of expense from forfeited awards related to the departure of the Company's former chief financial officer.

As of September 30, 2014, the Company had $51.7 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted-average service period of approximately 2.3 years.

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

The following table summarizes changes in SARs outstanding during the nine months ended September 30, 2014:

	SARs (in millions)	Per Share Weighted- Average Exercise Price	Per Share Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2013	1.6	$34.14	$11.63	4.34 years
Granted	0.4	64.64	14.99	6.36 years
Forfeited	(0.1)	52.15	n/a	n/a
Exercised	(0.4)	23.72	8.73	n/a
Outstanding at September 30, 2014 (1), (2)	1.5	$44.01	$13.17	4.48 years
Vested and exercisable at September 30, 2014 (2)	0.6	$33.05	$11.51	3.27 years

n/a=not applicable.

(1)	As of September 30, 2014, 0.9 million of the SARs outstanding were unvested. The Company expects that substantially all of these unvested awards will vest in future periods.

(2)	Total SARs outstanding had an intrinsic value of $43.2 million. SARs vested and exercisable had an intrinsic value of $25.5 million.

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

The following table summarizes the changes in RSUs outstanding during the nine months ended September 30, 2014:

	Restricted Stock Units (RSUs) (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	1.8	$38.83
Granted (1)	0.5	65.30
Vested and released	(0.8)	34.15
Forfeited	(0.1)	—
Outstanding at September 30, 2014 (2), (3)	1.4	$50.67

(1)
The 0.5 million RSUs granted consisted of 0.2 million performance-based RSUs awarded to executives and 0.3 million service-based RSUs awarded to non-executive employees and certain board members. The 0.2 million performance-based RSUs represents the target amount of the grant for the year, which is tied to an increase in the Company’s subscription-based research contract value (“CV”) for 2014. The final number of performance-based RSUs that will ultimately be awarded for 2014 ranges from 0% to 200% of the target amount, with the final number dependent on the actual increase in CV for 2014 as measured on December 31, 2014. If the specified minimum level of achievement is not met, the performance-based RSUs will be forfeited in their entirety, and any compensation expense previously recorded will be reversed.

(2)	The Company expects that substantially all of the outstanding awards will vest in future periods.

(3)	The weighted-average remaining contractual term of the outstanding RSUs is approximately 1.3 years.

Common Stock Equivalents

Common stock equivalents (CSEs) are convertible into Common Stock and each CSE entitles the holder to one common share. CSEs are only awarded to members of our Board of Directors who receive directors’ fees payable in CSEs unless they opt to receive up to 50% of the directors' fees in cash. Generally, the CSEs have no defined term and are converted into common shares when service as a director terminates, unless the director has elected an accelerated release. The number of CSEs awarded is determined by dividing directors' fees owing for the quarter and not payable in cash by the closing price of the Common Stock as reported by the New York Stock Exchange on that date. CSEs vest immediately and as a result are recorded as expense on the date of grant.

The following table summarizes the changes in CSEs outstanding during the nine months ended September 30, 2014:

	Common Stock Equivalents (CSEs)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	102,479	$17.71
Granted	6,614	71.86
Converted to common shares	(5,274)	71.86
Outstanding at September 30, 2014	103,819	$18.41

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

At September 30, 2014, the Company had 1.1 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718, and as a result the Company does not record stock-based compensation expense for employee share purchases. The Company received $6.4 million and $4.5 million in cash from purchases under the ESP Plan and exercises of stock options during the nine months ended September 30, 2014 and 2013, respectively.

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

The following tables present information about the Company’s reportable segments for the periods indicated (in thousands):

Three Months Ended September 30, 2014	Research	Consulting	Events	Consolidated
Revenues	$365,334	$82,300	$23,306	$470,940
Gross contribution	251,113	24,774	6,946	282,833
Corporate and other expenses				(233,442)
Operating income				$49,391

Three Months Ended September 30, 2013	Research	Consulting	Events	Consolidated
Revenues	$316,518	$70,149	$24,038	$410,705
Gross contribution	220,329	21,114	7,095	248,538
Corporate and other expenses				(189,795)
Operating income				$58,743

Nine Months Ended September 30, 2014	Research	Consulting	Events	Consolidated
Revenues	$1,071,943	$260,059	$105,460	$1,437,462
Gross contribution	745,477	91,347	44,141	880,965
Corporate and other expenses				(690,643)
Operating income				$190,322

Nine Months Ended September 30, 2013	Research	Consulting	Events	Consolidated
Revenues	$938,082	$228,710	$96,714	$1,263,506
Gross contribution	648,954	76,836	37,318	763,108
Corporate and other expenses				(576,373)
Operating income				$186,735

The following table provides a reconciliation of total segment gross contribution to net income for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Total segment gross contribution	$282,833	$248,538	$880,965	$763,108
Costs and expenses:
Cost of services and product development - unallocated (1), (2)	(48)	(432)	5,561	2,978
Selling, general and administrative	217,025	181,546	640,179	547,653
Depreciation and amortization	10,450	8,609	28,888	25,464
Acquisition and integration charges	6,015	72	16,015	278
Operating income	49,391	58,743	190,322	186,735
Interest expense and other	2,943	2,119	7,927	6,768
Provision for income taxes	12,602	18,430	57,773	58,584
Net income	$33,846	$38,194	$124,622	$121,383

(1)
The unallocated amounts consist of certain bonus and related fringe expenses recorded in Consolidated cost of services and product development expense that are not allocated to segment expense. The Company's policy is to only allocate bonus and related fringe charges to segments for up to 100% of the segment employee's target bonus. Amounts above 100% are absorbed by corporate.

(2)	Amounts in parentheses in the three months ended periods result from adjustments to the year-to-date balances.

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

The following table presents changes to the carrying amount of goodwill by reportable segment during the nine months ended September 30, 2014 (in thousands):

	Research	Consulting	Events	Total
Balance, December 31, 2013 (1)	$376,568	$100,677	$41,958	$519,203
Additions due to acquisitions (2)	78,592	—	—	78,592
Foreign currency translation adjustments	(4,111)	(383)	(89)	(4,583)
Balance, September 30, 2014	$451,049	$100,294	$41,869	$593,212

(1)	The Company does not have any accumulated goodwill impairment losses.

(2)
The Company made three acquisitions during the nine months ended September 30, 2014 (See Note 1 for additional discussion). All of the recorded goodwill from these acquisitions has been included in the Research segment.

Amortizable Intangible Assets

The following tables present reconciliations of the carrying amounts of amortizable intangible assets as of the dates indicated (in thousands):

September 30, 2014	Trade Name	Customer Relationships	Content	Software	Non-Compete	Total
Gross cost, December 31, 2013	$6,023	10,146	3,496	2,143	$—	$21,808
Additions due to acquisitions (1)	915	18,054	206	5,000	7,800	31,975
Non-competition agreement (2)	—	—	—	—	1,500	1,500
Foreign currency translation adjustments	(9)	(35)	(82)	(290)	(14)	(430)
Gross cost	6,929	28,165	3,620	6,853	9,286	54,853
Accumulated amortization (3)	(5,859)	(10,371)	(2,041)	(2,103)	(964)	(21,338)
Balance, September 30, 2014	$1,070	$17,794	$1,579	$4,750	$8,322	$33,515

December 31, 2013	Trade Name	Customer Relationships	Content	Software	Total
Gross cost, December 31, 2012	$6,023	$10,146	$3,496	$2,143	$21,808
Accumulated amortization (3)	(4,817)	(8,372)	(1,388)	(1,124)	(15,701)
Balance, December 31, 2013	$1,206	$1,774	$2,108	$1,019	$6,107

(1)	See Note 1 for additional disclosure.

(2)	The non-competition intangible relates to a separation agreement with the Company's former chief financial officer which was entered into in June 2014.

(3)
Intangible assets are being amortized against earnings over the following periods: Trade name—2 to 5 years; Customer relationships—4 to 7 years; Content—1.5 to 4 years; Software—3 years; Non-compete—4 to 5 years.

Aggregate amortization expense related to intangible assets was $2.5 million and $1.4 million for the three months ended September 30, 2014 and 2013, respectively, and $5.8 million and $4.1 million for the nine months ended September 30, 2014 and 2013, respectively.

The estimated future amortization expense by year from amortizable intangibles is as follows (in thousands):

2014 (remaining three months)	$2,475
2015	8,345
2016	6,990
2017	5,570
2018	4,330
After 2018	5,805
$33,515

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

The 2013 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum interest expense coverage ratio, and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, make investments and enter into certain transactions with affiliates. The 2013 Credit Agreement contains customary events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, cross defaults to certain other indebtedness, bankruptcy and insolvency events, ERISA defaults, material judgments, and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0%, allows the lenders to terminate their obligations to lend under the 2013 Credit Agreement and could result in the acceleration of Gartner’s obligations under the credit facility and an obligation of any or all of the guarantors to pay the full amount of Gartner’s obligations under the credit facility. As of September 30, 2014, the Company was in full compliance with the loan covenants.

The following table provides information regarding the Company’s total outstanding borrowings (in thousands):

	Balance	Balance
	September 30,	December 31,
Description:	2014	2013
Term loans (1)	$135,000	$144,375
Revolver loans (1), (2)	230,000	55,625
Other (3)	5,000	5,000
Total	$370,000	$205,000

(1)
The contractual annualized interest rates as of September 30, 2014 on the term loan and the revolver ranged from 1.53% to 1.61%, which consists of a floating Eurodollar base rate ranging from 0.15% to 0.23% plus a margin of 1.38%. However, the Company has an interest rate swap contract which converts the floating Eurodollar base rates to a 2.26% fixed base rate on the first $200.0 million of Company borrowings (see below) and, combined with the 1.38% margin, results in an effective rate of approximately 3.63% on the first $200.0 million of borrowings.

The annual effective rate on the Company's total debt outstanding as of September 30, 2014, including the effect of the swap, was approximately 3.64%.

(2)	The Company had $366.6 million of available borrowing capacity on the revolver (not including the expansion feature) as of September 30, 2014.

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

The Company accounts for the interest rate swap as a cash flow hedge in accordance with FASB ASC Topic 815. Since the swap is hedging forecasted interest payments, changes in the fair value of the swap are recorded in OCI as long as the swap continues to be a highly effective hedge of the designated interest rate risk. Any ineffective portion of change in the fair value of the hedge is recorded in earnings. The swap continued to be a highly effective hedge of the forecasted interest payments as of September 30, 2014. The interest rate swap had a negative fair value to the Company of $3.8 million at September 30, 2014, which is deferred and classified in OCI, net of tax effect.

Letters of Credit

The Company had $9.6 million of letters of credit and related guarantees outstanding at September 30, 2014. The Company enters into these instruments in the ordinary course of business to facilitate transactions with customers and others.

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

The Company’s recent share repurchase activity is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Number of shares repurchased (1)	1,124,117	1,016,978	5,350,915	2,859,246
Cost of repurchased shares (in thousands) (2)	$79,678	$59,252	$387,126	$157,251

(1)
The average purchase price for the shares was $72.94 and $70.67 for the three and nine months ended September 30, 2014, respectively, and $58.26 and $55.00 for the three and nine months ended September 30, 2013, respectively.

(2)	The cost of repurchased shares for the nine months ended September 30, 2014 includes payment for share repurchase transactions that occurred in late December 2013 but were paid in early January 2014.

Note 9 — Income Taxes

The provision for income taxes was $12.6 million for the three months ended September 30, 2014 compared to $18.4 million in the three months ended September 30, 2013. The effective income tax rate was 27.1% for the three months ended September 30, 2014 and 32.5% for the same period in 2013. The quarter-over-quarter decrease in the effective income tax rate was primarily due to the recognition of benefits associated with tax credits.

The provision for income taxes was $57.8 million for the nine months ended September 30, 2014 compared to $58.6 million in the nine months ended September 30, 2013. The effective income tax rate was 31.7% for the nine months ended September 30, 2014 and 32.6% for the same period in 2013. The decrease in the effective income tax rate was primarily due to the recognition of benefits associated with tax credits partially offset by a favorable retroactive tax law change enacted in the first quarter of 2013.

As of September 30, 2014 and December 31, 2013, the Company had gross unrecognized tax benefits of $18.9 million and $14.5 million, respectively. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $5.0 million within the next 12 months, due to the anticipated closure of audits and the expiration of certain statutes of limitation. These unrecognized tax benefits relate primarily to the utilization of tax attributes, as well as certain other unrecognized tax positions, each of which are individually insignificant.

In 2013, the Internal Revenue Service commenced an audit of the Company's federal income tax returns for the 2010 and 2011 tax years. The audits are substantially complete and the Company believes the ultimate disposition will not have a material adverse effect on its consolidated financial position, cash flows, or results of operations.

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

September 30, 2014
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI
Interest rate swap (1)	1	$200,000	$(3,839)	Other liabilities	$(2,303)
Foreign currency forwards (2)	19	6,630	(19)	Accrued liabilities	—
Total	20	$206,630	$(3,858)		$(2,303)

December 31, 2013
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI
Interest rate swap (1)	1	$200,000	$(6,505)	Other liabilities	$(3,903)
Foreign currency forwards (2)	89	61,325	(60)	Accrued liabilities	—
Total	90	$261,325	$(6,565)		$(3,903)

(1)
This swap has been designated, and is accounted for, as a cash flow hedge of the forecasted interest payments on borrowings (see Note 7 — Debt). As a result, changes in fair value of this swap are deferred and are recorded in OCI, net of tax effect.

(2)
The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to offset the economic effects of these foreign currency transaction risks. These forward exchange contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other expense, net. All of the contracts outstanding at September 30, 2014 matured by the end of October 2014.

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

The following table provides information regarding derivative gains and losses that have been recognized in the Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amount recorded in:	2014	2013	2014	2013
Interest expense, net (1)	$1,034	$1,034	$3,059	$2,981
Other expense (income), net (2)	(12)	(20)	(110)	138
Total expense, net	$1,022	$1,014	$2,949	$3,119

(1)	Consists of interest expense from an interest rate swap contract.

(2)	Consists of realized and unrealized gains and losses on foreign currency forward contracts.

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

The Company’s assets and liabilities that are remeasured to fair value are presented in the following table for the periods indicated (in thousands):

	Fair Value	Fair Value
Description:	September 30, 2014	December 31, 2013
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$7,525	$7,775
Total Level 1 inputs	$7,525	$7,775
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	$26,185	$24,780
Foreign currency forward contracts (2)	7	116
Total Level 2 inputs	$26,192	$24,896
Total Assets	$33,717	$32,671
Liabilities:
Values based on level 2 inputs:
Deferred compensation plan liabilities (1)	$38,150	$36,410
Foreign currency forward contracts (2)	26	176
Interest rate swap contract (3)	3,839	6,505
Total Level 2 inputs	$42,015	$43,091
Total Liabilities	$42,015	$43,091

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

Note 12 — Employee Benefits

Defined Benefit Pension Plans

The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company’s defined benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $0.8 million and $2.3 million for the three and nine months ended September 30, 2014, respectively, and $0.8 million and $2.4 million for the three and nine months ended September 30, 2013, respectively.

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

The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of September 30, 2014, the Company did not have any material payment obligations under any such indemnification agreements.

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

We have made three acquisitions in 2014 through September 30 (the "2014 Acquisitions"). These include Software Advice, Inc., which assists customers with software purchases; Market Visio Oy, a Finnish company and former sales agent for Gartner research in Finland and Russia; and SircleIT, Inc., a provider of cloud-based search technology that identifies subject-matter experts. Note 1 — Acquisitions in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q provides additional information regarding the 2014 Acquisitions. The operating results of these businesses have been included in our consolidated and segment operating results beginning on their respective dates of acquisition. The results of these businesses were not material to our consolidated or segment results for both the three and nine months ended September 30, 2014.

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

BUSINESS OVERVIEW

Gartner, Inc. is the world’s leading information technology research and advisory company that helps executives use technology to build, guide and grow their enterprises. We offer independent and objective research and analysis on the information technology, computer hardware, software, communications and related technology industries. We provide comprehensive coverage of the IT industry to thousands of client organizations across the globe. Our client base consists primarily of CIOs and other senior IT and executives from a wide variety of business enterprises, government agencies and the investment community. Founded in 1979, Gartner is headquartered in Stamford, Connecticut, U.S.A., and as of September 30, 2014, we had 6,590 associates, including 1,545 research analysts and consultants, and clients in 85 countries.

We have three business segments: Research, Consulting and Events.

•
Research provides objective insight on critical and timely technology, supply chain, and marketing initiatives for CIOs, other IT professionals, supply chain leaders, technology companies and the investment community through reports, briefings, proprietary tools, access to our analysts, peer networking services, and membership programs that enable our clients to make better decisions about their IT and supply chain investments.

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

We had total revenues of $470.9 million in the third quarter of 2014, an increase of 15% compared to the third quarter of 2013. Quarterly revenues increased 14% in 2014 adjusted for the impact of foreign exchange. Revenues increased by double-digits in our Research and Consulting segments but declined 3% in Events due to changes in our events schedule. For a more complete discussion of our results by segment, see Segment Results below. For the third quarter of 2014, we had net income of $33.8 million and diluted earnings per share of $0.38.

Our operating cash flow was $275.6 million for the nine months ended September 30, 2014 compared to $242.1 million for the same period in 2013, a 14% increase. We had $341.2 million of cash and cash equivalents at September 30, 2014 and almost $367.0 million of available borrowing capacity on our revolver facility. We believe that our liquidity is adequate to fund our current plans. We continue to enhance shareholder value through our share repurchase plan, and we repurchased 5.4 million shares of our Common Stock during the nine months ended September 30, 2014.

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

The following table provides our total fees receivable and the related allowance for losses as of the dates indicated (in thousands):

	September 30, 2014	December 31, 2013
Total fees receivable	$456,823	$497,923
Allowance for losses	(6,900)	(7,000)
Fees receivable, net	$449,923	$490,923

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

The determination of the estimated fair value of our reporting units, whether based on a quantitative or qualitative assessment, contains judgments and assumptions regarding future trends and events, with both the precision and reliability of the resulting estimates subject to uncertainty. As a result, if the Company deems it necessary in the future to modify its judgments and assumptions, or if actual results are materially different from our expectations, then the estimated reporting unit values could change, potentially resulting in goodwill impairment charges in future periods. We completed the required annual goodwill impairment assessment as of September 30, 2014 utilizing a qualitative approach and concluded that the fair values of our reporting units continued to exceed their respective carrying amounts.

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

RESULTS OF OPERATIONS

Overall Results

The following tables summarize the changes in selected income and expense lines in our interim Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	$470,940	$410,705	$60,235	15%
Costs and expenses:
Cost of services and product development	188,059	161,735	(26,324)	(16)
Selling, general and administrative	217,025	181,546	(35,479)	(20)
Depreciation	7,945	7,258	(687)	(9)
Amortization of intangibles	2,505	1,351	(1,154)	(85)
Acquisition and integration charges	6,015	72	(5,943)	>(100)
Operating income	49,391	58,743	(9,352)	(16)
Interest expense, net	(2,656)	(2,124)	(532)	(25)
Other (expense) income, net	(287)	5	(292)	>(100)
Provision for income taxes	(12,602)	(18,430)	5,828	32
Net income	$33,846	$38,194	$(4,348)	(11)%

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	$1,437,462	$1,263,506	$173,956	14%
Costs and expenses:
Cost of services and product development	562,058	503,376	(58,682)	(12)
Selling, general and administrative	640,179	547,653	(92,526)	(17)
Depreciation	23,125	21,375	(1,750)	(8)
Amortization of intangibles	5,763	4,089	(1,674)	(41)
Acquisition and integration charges	16,015	278	(15,737)	>(100)
Operating income	190,322	186,735	3,587	2
Interest expense, net	(7,586)	(6,704)	(882)	(13)
Other expense, net	(341)	(64)	(277)	>(100)
Provision for income taxes	(57,773)	(58,584)	811	1
Net income	$124,622	$121,383	$3,239	3%

Total revenues for the three months ended September 30, 2014 increased $60.2 million, to $470.9 million, an increase of 15% compared to the three months ended September 30, 2013. Revenues increased by double-digits in both our Research and Consulting segments but declined slightly in our Events segment due to changes in our events schedule. Excluding the impact of foreign currency exchange, quarterly revenues increased 14%. For the nine month periods, total revenues increased to $1,437.5 million in 2014, a 14% increase over 2013 on both a reported basis and excluding the impact of foreign currency exchange. Please refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development increased $26.3 million, or 16%, in the third quarter of 2014 compared to the third quarter of 2013. The impact of foreign currency exchange was not significant. The increase was primarily attributable to $21.0 million in higher payroll and related benefits costs resulting from increased headcount and merit salary increases. The headcount increase includes the impact of the additional employees resulting from the 2014 acquisitions. We also had higher travel and severance charges. Cost of services and product development as a percentage of revenues was 40% and 39% for the third quarter of 2014 and 2013, respectively.

For the nine month periods, Cost of services and product development expense increased $58.7 million, or 12%, in 2014 compared to the same period in 2013, and 11% adjusted for foreign currency impact. Consistent with the quarterly increase, the additional expense was primarily attributable to higher payroll and benefit costs resulting from increased headcount and merit salary increases, which together accounted for $52.0 million of the increase. Travel and severance charges were also higher in the 2014 period. Cost of services and product development as a percentage of revenues was 39% and 40% for the nine months ended September 30, 2014 and 2013, respectively.

Selling, general and administrative (“SG&A”) expense increased $35.5 million, or 20% quarter-over-quarter (19% adjusted for foreign currency impact). The increase was primarily due to $25.0 million in additional payroll and related benefit costs. The higher payroll and benefit costs resulted from additional headcount, higher sales commissions, and merit salary increases. We also had additional severance, travel, and higher costs related to our investment in recruiting and training. The increased headcount reflects our investment in additional quota-bearing sales associates, which increased to 1,820 as of September 30, 2014, a 13% increase compared to September 30, 2013. SG&A expense increased 17%, or $92.5 million, in the nine months ended September 30, 2014 compared to the same period in the prior year. Consistent with the quarter, the increase was primarily driven by higher payroll and benefit costs.

Depreciation expense increased 9% and 8% in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, which reflects our additional investment.

Amortization of intangibles increased in both the three and nine months ended September 30, 2014 compared to the same periods in 2013 due to the addition of intangibles from the 2014 Acquisitions.

Acquisition and integration charges include legal, consulting, retention, severance, and other costs directly related to acquisitions. The higher charges for the three and nine months ended September 30, 2014 compared to the same periods in 2013 are due to the 2014 Acquisitions.

Operating income decreased $9.4 million, or 16%, quarter-over-quarter. Operating income as a percentage of revenues was 10% for the three months ended September 30, 2014 and 15% in the three months ended September 30, 2013. The decrease was primarily driven by headcount growth, severance, and other corporate expenses, and substantially higher acquisition and integration charges related to the 2014 Acquisitions. For the nine month periods, operating income increased $3.6 million, or 2%. As a percentage of revenues, operating income was 13% and 15% for the nine months ended September 30, 2014 and 2013, respectively, with the decrease due to the same factors impacting the quarterly decline.

Interest expense, net increased 25% quarter-over-quarter due to additional revolver borrowings in the 2014 period. For the nine month periods, interest expense, net increased 13% in the 2014 period, again due to additional revolver borrowings.

Other (expense) income, net consisted of foreign currency exchange gains and losses.

Provision for income taxes was $12.6 million for the three months ended September 30, 2014 compared to $18.4 million in the three months ended September 30, 2013. The effective income tax rate was 27.1% for the three months ended September 30, 2014 and 32.5% for the same period in 2013. The quarter-over-quarter decrease in the effective income tax rate was primarily due to the recognition of benefits associated with tax credits.

Provision for income taxes was $57.8 million for the nine months ended September 30, 2014 compared to $58.6 million in the nine months ended September 30, 2013. The effective income tax rate was 31.7% for the nine months ended September 30, 2014 and 32.6% for the same period in 2013. The decrease in the effective income tax rate was primarily due to the recognition of benefits associated with tax credits partially offset by a favorable retroactive tax law change enacted in the first quarter of 2013.

Net income decreased 11% quarter-over-quarter while diluted earnings per share decreased 5%. For the nine month periods, net income increased 3% while diluted earnings per share increased 7%.

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

The following sections present the results of our three business segments:

Research

	As Of And For The Three Months Ended September 30, 2014	As Of And For The Three Months Ended September 30, 2013	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2014	As Of And For The Nine Months Ended September 30, 2013	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$365,334	$316,518	$48,816	15%	$1,071,943	$938,082	$133,861	14%
Gross contribution (1)	$251,113	$220,329	$30,784	14%	$745,477	$648,954	$96,523	15%
Gross contribution margin	69%	70%	(1) point	—	70%	69%	1 point	—

Business Measurements:
Contract value (1)	$1,485,832	$1,326,733	$159,099	12%
Client retention - enterprise level	84%	83%	1 point	—
Client retention - organization level	83%	82%	1 point	—
Wallet retention - enterprise level	105%	104%	1 point	—
Wallet retention - organization level	100%	97%	3 points	—

(1)	Dollars in thousands.

Research segment revenues increased 15% for the three months ended September 30, 2014 compared to the same quarter in 2013. The impact of foreign currency exchange was not significant. The segment gross contribution margin decreased 1% quarter-over-quarter. When comparing the nine month periods, revenues increased 14% in 2014 while the impact of foreign exchange was not significant. and the contribution margin increased by 1 point, to 70%.

Research contract value at September 30, 2014 increased 12% compared to September 30, 2013 and 14% adjusted for the impact of foreign currency. Contract value increased by double-digits across all of the Company’s sales regions, client sizes, and industry sectors. At September 30, 2014, enterprise client retention was 84% and enterprise wallet retention was 105%.

Consulting

	As Of And For The Three Months Ended September 30, 2014	As Of And For The Three Months Ended September 30, 2013	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2014	As Of And For The Nine Months Ended September 30, 2013	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$82,300	$70,149	$12,151	17%	$260,059	$228,710	$31,349	14%
Gross contribution (1)	$24,774	$21,114	$3,660	17%	$91,347	$76,836	$14,511	19%
Gross contribution margin	30%	30%	—	—	35%	34%	1 point	—

Business Measurements:
Backlog (1)	$111,926	$96,509	$15,417	16%
Billable headcount	534	516	18	3%
Consultant utilization	65%	58%	7 points	—	66%	63%	3 points	—
Average annualized revenue per billable headcount (1)	$423	$374	$49	13%	$432	$402	$30	7%

(1)	Dollars in thousands.

Consulting revenues increased $12.2 million, or 17%, quarter-over-quarter. The impact of foreign currency exchange was not significant. We had revenue increases across all of our Consulting businesses, with the largest increase in our strategic advisory business. The gross contribution margin was 30% for both periods.

For the nine month periods, Consulting revenues increased 14% in 2014, primarily attributable to increases in the contract optimization business and in core consulting. Excluding the impact of foreign currency exchange, Consulting revenues increased 13%. The gross contribution margin increased by 1 point, primarily due to the additional revenues in the contract optimization business.

Backlog was $111.9 million at September 30, 2014, a 16% increase compared to September 30, 2013.

Events

	As Of And For The Three Months Ended September 30, 2014	As Of And For The Three Months Ended September 30, 2013	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2014	As Of And For The Nine Months Ended September 30, 2013	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$23,306	$24,038	$(732)	(3)%	$105,460	$96,714	$8,746	9%
Gross contribution (1)	$6,946	$7,095	$(149)	(2)%	$44,141	$37,318	$6,823	18%
Gross contribution margin	30%	30%	—	—	42%	39%	3 points	—

Business Measurements:
Number of events	12	16	(4)	(25)%	48	53	(5)	(9)%
Number of attendees	5,606	6,353	(747)	(12)%	25,594	24,200	1,394	6%

(1)	Dollars in thousands.

Events revenues decreased 3% quarter-over-quarter, or 2% adjusted for foreign currency impact, to $23.3 million in the three months ended September 30, 2014 compared to $24.0 million in the same quarter of 2013. The revenue decrease was due to changes in our events schedule, with 12 events held in the third quarter of 2014, which consisted of 11 ongoing events and 1 new event, compared to 16 events held in the third quarter of 2013. Five events that were held in the third quarter of 2013 were held in different quarters in 2014 or were discontinued. While quarter-over-quarter revenues declined due to the change in our events schedule, revenues from the 11 ongoing events that were held in both the third quarter of 2014 and 2013 increased 17%. The gross contribution margin was 30% for both quarters.

For the nine month periods, Events revenues increased $8.7 million in 2014 when compared to 2013, or 9%. The impact of foreign currency was not significant. Although we held fewer events in the 2014 period, overall revenues increased due to significantly better performance from our ongoing events. We held 48 events through September 30, 2014, which consisted of 47 ongoing events and one new event, compared to 53 events held in the 2013 period. Five events that were held in the nine months ended September 30, 2013 were discontinued in 2014 while one event was moved to the fourth quarter of 2014. Revenue from the 47 events held in both periods increased 20%. We had a 6% increase in the number of attendees and an 11% increase in the number of exhibitors, and average revenue increased 4% for attendees and 6% for exhibitors. The gross contribution margin increased 3 points due to better performance from our ongoing events.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations primarily through cash generated from our on-going operating activities. At September 30, 2014, we had $341.2 million of cash and cash equivalents and $366.6 million of available borrowing capacity under the revolver portion of the 2013 Credit Agreement. Our cash and cash equivalents are held in numerous locations throughout the world, with approximately 95% held outside the United States at September 30, 2014. We believe that we have adequate liquidity and that the cash we expect to earn from our on-going operating activities, our existing cash balances, and the borrowing capacity we have under our revolving credit facility will be sufficient for our currently anticipated needs.

The 2013 Credit Agreement provides for a five-year, $150.0 million term loan and a $600.0 million revolving credit facility. The Company is currently exploring refinancing options to take advantage of favorable market conditions.

The following table summarizes the changes in the Company’s cash and cash equivalents (in thousands):

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Cash Increase (Decrease)
Cash provided by operating activities	$275,609	$242,069	$33,540
Cash used in investing activities	(147,407)	(27,772)	(119,635)
Cash used by financing activities	(196,486)	(137,853)	(58,633)
Net (decrease) increase in cash and cash equivalents	(68,284)	76,444	(144,728)
Effects of exchange rates	(14,486)	(1,775)	(12,711)
Beginning cash and cash equivalents	423,990	299,852	124,138
Ending cash and cash equivalents	$341,220	$374,521	$(33,301)

Operating

Operating cash flow increased by $33.5 million, or 14% when comparing the nine months ended September 30, 2014 compared to the same period in 2013. The increase was primarily due to additional cash collections in our Research and Events businesses. Partially offsetting the additional collections were higher cash payments for bonus, commissions, and taxes.

Investing

We used an additional $119.6 million of cash in our investing activities in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 principally due to the 2014 Acquisitions, in which a total of $107.5 million was paid at closing (net of the cash acquired), and an additional $14.4 million was placed in escrow. The Company used both existing cash and additional revolver borrowings to finance the 2014 Acquisitions. Slightly offsetting the cash used for acquisitions was a decline of $2.3 million in capital expenditures in the 2014 period.

Financing

We used $196.5 million of cash in our financing activities in the nine months ended September 30, 2014 period compared to $137.9 million of cash used in the same period of 2013. During the 2014 period the Company used $387.1 million of cash for share repurchases, which was partially offset by $190.6 million of net proceeds from debt issuance, stock option and ESP plan proceeds, and the impact of excess tax benefits from stock compensation plans. In the 2013 period the Company used $157.3 million of cash for share repurchases and $3.6 million for debt refinancing fees, which was partially offset by $23.0 million of net proceeds from stock options and the ESP Plan, and excess tax benefits.

OBLIGATIONS AND COMMITMENTS

2013 Credit Agreement

The Company has a five-year credit arrangement which it entered into in March 2013 that provides for a $150.0 million term loan and a $600.0 million revolving credit facility (the “2013 Credit Agreement”). Under the revolving credit facility, amounts may be borrowed, repaid, and re-borrowed through the maturity date of the agreement. The credit arrangement contains an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, up to an additional $250.0 million in the aggregate. The Company had $370.0 million outstanding under the 2013 Credit Agreement as of September 30, 2014, which included $135.0 million outstanding under the term loan and $230.0 million outstanding under the revolver.

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

Off-Balance Sheet Arrangements

Through September 30, 2014, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

BUSINESS AND TRENDS

Our quarterly and annual revenues, operating income, and cash flows fluctuate as a result of many factors, including: the timing of our Symposium/ITxpo series that normally occurs during the fourth quarter, as well as our other events; the amount of new business generated; the mix of domestic and international business; domestic and international economic conditions; changes in market demand for our products and services; changes in foreign currency rates; the timing of the development, introduction and marketing of new products and services; competition in the industry; the payment of performance compensation; and other factors. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We have exposure to changes in interest rates arising from borrowings under our 2013 Credit Agreement. At September 30, 2014, we had $135.0 million outstanding under the term loan and $230.0 million outstanding under the revolver. Borrowings under this facility are floating rate, which may be either prime-based or Eurodollar-based. The rate paid for these borrowings includes a base floating rate plus a margin between 0.25% and 0.75% on prime borrowings and between 1.25% and 1.75% on Eurodollar-based borrowings.

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

FOREIGN CURRENCY RISK

We have customers in numerous countries, and 45% of our revenues for the last full fiscal year, December 31, 2013, were derived from sales outside of the U.S. As a result, we conduct business in numerous currencies other than the U.S dollar. Among the major foreign currencies in which we conduct business are the Euro, the British Pound, the Japanese Yen, the Australian dollar, and the Canadian dollar. Our foreign currency exposure results in both translation risk and transaction risk:

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

A measure of the potential impact of foreign currency translation on our Condensed Consolidated Balance Sheets can be determined through a sensitivity analysis of our cash and cash equivalents. At September 30, 2014, we had $341.2 million of cash and cash equivalents, 95% of which was denominated in foreign currencies. If the foreign exchange rates of the major currencies in which we operate changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on September 30, 2014, could have increased or decreased by approximately $26.0 million.

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

Transaction Risk

We have foreign exchange transaction risk since we typically enter into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency in which the foreign subsidiary operates. We typically enter into foreign currency forward exchange contracts to offset the effects of foreign currency transaction risk. These contracts are normally short term in duration and unrealized and realized gains and losses are recognized in current period earnings. At September 30, 2014, we had 19 outstanding foreign currency forward contracts with a total notional amount of $6.6 million and an immaterial net unrealized loss. All of these outstanding contracts matured by the end of October 2014.

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

Management conducted an evaluation, as of September 30, 2014, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

The following table provides detail related to repurchases of our Common Stock during the nine months ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that may yet be Purchased Under our Share Repurchase Program (in thousands)
2014
January	925	$69.28
February	929,766	67.81
March	1,769,023	71.67
Total	2,699,714	$70.34

April	545,916	$67.93
May	508,187	70.49
June	472,981	70.54
Total	1,527,084	$69.59

July	174,399	$69.64
August	606,819	72.98
September	342,899	74.55
Total	1,124,117	$72.94	$453,803

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
31.1	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32	Certification under 18 U.S.C. 1350.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

Items 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date:	November 6, 2014	/s/ Craig W. Safian
Craig W. Safian
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)