Form 10-Q/A
period 2014-09-30
GARTNER INC
filed 2014-11-07
CIK 749251

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A is being filed solely for the purpose of filing an updated Section 302 certification (filed herein as Exhibit 31.1) and an updated Section 906 certification (filed herein as Exhibit 32) which were originally included with our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, which was filed with the Securities & Exchange Commission on November 6, 2014 (the “Original Form 10-Q”). The certifications included with the Original Form 10-Q contained typographical errors. The corrected certifications are being filed with this Form 10-Q/A.
Items included in the Original Form 10-Q that are not amended by this Form 10-Q/A remain in effect as of the date of the Original Form 10-Q.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

31.1	Certification of chief executive officer under Rule 13a - 14(a)/15d - 14(a).

32	Certification under 18 U.S.C. 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date: November 7, 2014	/s/ Craig W. Safian
Craig W. Safian
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)