Form 10-K
period 2014-12-31
GARTNER INC
filed 2015-02-27
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6,067,265,349 based on the closing sale price as reported on the New York Stock Exchange.

The number of shares outstanding of the registrant’s common stock was 87,522,468 as of January 31, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 2015 (Proxy Statement)	Part III

GARTNER, INC.
2014 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS.

GENERAL

Gartner, Inc. (“Gartner”) (NYSE: IT) is the world’s leading information technology research and advisory company. We deliver the technology-related insight necessary for our clients to make the right decisions, every day. From CIOs and senior IT leaders in corporations and government agencies, to business leaders in high-tech and telecom enterprises and professional services firms, to supply chain professionals, digital marketing professionals and technology investors, we are the valuable partner to clients in 9,958 distinct enterprises. We work with clients to research, analyze and interpret the business of IT within the context of their individual roles. Founded in 1979, Gartner is headquartered in Stamford, Connecticut, U.S.A., and as of December 31, 2014, had 6,758 associates, including 1,556 research analysts and consultants, and clients in over 90 countries.

The foundation for all Gartner products and services is our independent research on IT and supply chain issues. The findings from this research are delivered through our three business segments – Research, Consulting and Events:

•
Research provides objective insight on critical and timely technology and supply chain initiatives for CIOs, other IT professionals, supply chain leaders, digital marketing professionals, technology companies and the institutional investment community through reports, briefings, proprietary tools, access to our analysts, peer networking services and membership programs that enable our clients to make better decisions about their IT, supply chain and digital marketing investments.

•
Consulting provides customized solutions to unique client needs through on-site, day-to-day support, as well as proprietary tools for measuring and improving IT performance with a focus on cost, performance, efficiency and quality.

•
Events provides IT, supply chain, and business professionals the opportunity to attend various symposia, conferences and exhibitions to learn, contribute and network with their peers. From our flagship event Symposium/ITxpo, to summits focused on specific technologies and industries, to experimental workshop-style seminars, our events distill the latest Gartner research into applicable insight and advice.

For more information regarding Gartner and our products and services, visit gartner.com.

References to “the Company,” “we,” “our,” and “us” are to Gartner, Inc. and its consolidated subsidiaries.

MARKET OVERVIEW

Technological innovations are changing how businesses and organizations work and what they do at an increasingly rapid pace. Today, everyone is living and working in the midst of a technological revolution. The nexus of four powerful forces – social, mobile, cloud and information, coupled with the "Internet of things" – are blurring the line between the physical and digital worlds, creating unprecedented change on a scale not seen before facing every organization around the world, from business enterprises and units within enterprises of every size, to governments and government agencies, as well as other organizations. This change falls into three categories: optimizing the use of technology to improve performance across every function in the organization; managing disruptive technology-based innovation; and protecting the organization from security threats. This technology revolution will remain vibrant for decades to come.

Information technology (IT) is critical to supporting increased productivity, service and performance improvement, revenue growth and cyber-security. As the costs of IT solutions continue to rise, IT executives and professionals have realized the importance of making well-informed decisions and increasingly seek to maximize their returns on IT capital investments. As a result, every IT investment decision in an enterprise is subject to increased financial scrutiny, especially in the current challenging economic climate. In addition, today’s IT marketplace is dynamic and complex. Technology providers continually introduce new products with a wide variety of standards and features that are prone to shorter life cycles. Users of technology – a group that encompasses nearly all organizations – must keep abreast of new developments in technology to ensure that their IT systems are reliable, efficient, secure, and meet both their current and future needs.

Given the strategic and critical nature of technology decision-making and spending, business enterprises, governments and their agencies, and other organizations turn to Gartner for guidance in order to make the right decisions to maximize the value of their IT investments.

OUR SOLUTION

We provide IT decision makers with the insight they need to understand where – and how – to successfully harness technology to achieve their mission critical priorities. We employ a diversified business model that utilizes and leverages the breadth and depth of our intellectual capital. The foundation of our business model is our ability to create and distribute our proprietary research content as broadly as possible via published reports and briefings, consulting and advisory services, and our events, including Gartner Symposium/ITxpo.

We have 1,021 analysts located around the world who create compelling, relevant, independent and objective research and fact-based analysis on every major IT initiative and all aspects of the IT industry, including supply chain and digital marketing. Through our robust product portfolio, our global research team provides thought leadership and technology insights that CIOs, supply chain professionals, digital marketing professionals, executives and other technology practitioners need to make the right decisions, every day. In addition to our analysts, we have 535 experienced consultants who combine our objective, independent research with a practical business perspective focused on the IT industry. Finally, our events are the largest of their kind, gathering highly qualified audiences of CIOs, other senior business executives and IT professionals, supply chain leaders, and purchasers and providers of technology and supply chain products and services.

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

Our principal products and services are delivered via our Research, Consulting and Events segments:

•
RESEARCH. Gartner delivers independent, objective IT research and insight primarily through a subscription-based, digital media service. Gartner research is the fundamental building block for all Gartner services and covers all technology-related markets, topics and industries, as well as supply chain and digital marketing. We combine our proprietary research methodologies with extensive industry and academic relationships to create Gartner solutions that address each role within an IT organization. Our research agenda is defined by clients’ needs, focusing on the critical issues, opportunities and challenges they face every day. Our research analysts are in regular contact with both technology providers and technology users, enabling them to identify the most pertinent topics in the IT marketplace and develop relevant product enhancements to meet the evolving needs of users of our research. They provide in-depth analysis on all aspects of technology, including hardware; software and systems; services; IT management; market data and forecasts; and vertical-industry issues. Our proprietary research content, presented in the form of reports, briefings, updates and related tools, is delivered directly to the client’s desktop via our website and/or product-specific portals. Clients normally sign subscription contracts that provide access to our research content for individual users over a defined period of time. The majority of our research subscription agreements are for twelve months. However, with increasing frequency we are entering into multi-year agreements.

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

•
EVENTS. Gartner Symposium/ITxpo events and Gartner Summit events are gatherings of technology’s most senior IT professionals, business strategists and practitioners. Gartner Events offers current, relevant and actionable technology sessions led by Gartner analysts, while facilitating peer exchanges. These sessions are augmented with technology showcases, peer exchanges, analyst one-on-one meetings, workshops and keynotes by technology’s top leaders. They also provide attendees with an opportunity to interact with business executives from the world’s leading technology companies.

Gartner events attract high-level IT and business professionals who seek in-depth knowledge about technology products and services. Gartner Symposium/ITxpo events are large, strategic conferences held in various locations throughout the world for CIOs and other senior IT and business professionals. Gartner Summit events focus on specific topics, technologies and industries including supply chain and digital marketing, providing IT professionals with the insight, solutions and networking opportunities to succeed in their job role. Finally, we offer targeted events for CIOs and IT executives, such as CIO Leadership Forum.

COMPETITION

We believe that the principal factors that differentiate us from our competitors are the following:

•
Superior IT research content – We believe that we create the broadest, highest-quality and most relevant research coverage of the IT industry, with offerings for every member of an IT organization. Our research analysis generates unbiased insight that we believe is timely, thought-provoking and comprehensive, and that is known for its high quality, independence and objectivity.

•	Our leading brand name – We have provided critical, trusted insight under the Gartner name for 35 years.

•
Our global footprint and established customer base – We have a global presence with clients in over 90 countries on six continents. A substantial portion of our revenues is derived from sales outside of the U.S.

•	Experienced management team – Our management team is composed of IT research veterans and experienced industry executives with long tenure at Gartner.

•
Substantial operating leverage in our business model — We have the ability to distribute our intellectual property and expertise across multiple platforms, including research publications, consulting engagements, conferences and executive programs, to derive incremental revenue and profitability.

•
Vast network of analysts and consultants – As of December 31, 2014, we had 1,556 research analysts and consultants located around the world. Our analysts collectively speak 50 languages and are located in 26 countries, enabling us to cover all aspects of IT on a global basis.

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

INTELLECTUAL PROPERTY

Our success has resulted in part from proprietary methodologies, software, reusable knowledge capital and other intellectual property rights. We rely on a combination of patent, copyright, trademark, trade secret, confidentiality, non-compete and other contractual provisions to protect our intellectual property rights. We have policies related to confidentiality, ownership, and the use and protection of Gartner’s intellectual property. We also enter into agreements with our employees as appropriate that protect our intellectual property, and we enforce these agreements if necessary. We recognize the value of our intellectual property in the marketplace and vigorously identify, create and protect it. Additionally, we actively monitor and enforce contract compliance by our end users.

EMPLOYEES

We had 6,758 employees as of December 31, 2014, an increase of 13% compared to the prior year end as we continued to invest for future growth. We have 1,291 employees located at our headquarters in Stamford, Connecticut and a nearby office in Trumbull, Connecticut; 2,605 employees located elsewhere in the United States in 30 offices; and 2,862 employees located outside of the United States in 65 offices. Our employees may be subject to collective bargaining agreements at a company or industry level, or works councils, in those foreign countries where this is part of the local labor law or practice. We have experienced no work stoppages and consider our relations with our employees to be favorable.

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

Also available at www.investor.gartner.com, under the “Corporate Governance” link, are printable and current copies of our (i) CEO & CFO Code of Ethics which applies to our Chief Executive Officer, Chief Financial Officer, Controller and other financial managers, (ii) Global Code of Conduct, which applies to all Gartner officers, directors and employees, wherever located, (iii) Board Principles and Practices, the corporate governance principles that have been adopted by our Board and (iv) charters for each of the Board’s standing committees: Audit, Compensation and Governance/Nominating.

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

Risks related to our business

Our operating results could be negatively impacted by global economic conditions. Our business is impacted by general economic conditions and trends, in the U.S and abroad. U.S. economic data continues to be mixed, but the overall economy continues to grow and unemployment continues to fall. However, economic growth continues to be uneven globally, with continuing weakness across Europe and emerging markets, as recent geopolitical events add to the uncertainty. These conditions could negatively and materially affect future demand for our products and services. Such difficulties could include the ability to maintain client retention, wallet retention and consulting utilization rates, achieve contract value and consulting backlog growth, attract attendees and exhibitors to our events or obtain new clients. Such developments could negatively impact our financial condition, results of operations, and cash flows.

We face significant competition and our failure to compete successfully could materially and adversely affect our results of operations, financial condition, and cash flows. We face direct competition from a significant number of independent providers of information products and services, including information available on the Internet free of charge. We also compete indirectly against consulting firms and other information providers, including electronic and print media companies, some of which may have greater financial, information gathering and marketing resources than we do. These indirect competitors could also choose to compete directly with us in the future. In addition, low barriers to entry exist in the markets in which we do business. As a result, new competitors may emerge and existing competitors may start to provide additional or complementary services. Additionally, technological advances may provide increased competition from a variety of sources.

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

We may not be able to maintain the quality of our existing products and services. We operate in a rapidly evolving market, and our success depends upon our ability to deliver high quality and timely research and analysis to our clients. Any failure to continue to provide credible and reliable information that is useful to our clients could have a material adverse effect on future business and operating results. Further, if our data, viewpoints, or predictions prove to be wrong or are not substantiated by appropriate research, our reputation may suffer and demand for our products and services may decline. In addition, we must continue to improve our methods for delivering our products and services in a cost-effective manner, including via the Internet and mobile applications. Failure to maintain state of the art electronic delivery capabilities could adversely affect our future business and operating results.

We may not be able to enhance and develop our existing products and services, or introduce the new products and services that are needed to remain competitive. The market for our products and services is characterized by rapidly changing needs for information and analysis on the IT industry as a whole. The development of new products is a complex and time-consuming process. Nonetheless, to maintain our competitive position, we must continue to anticipate the needs of our client organizations, develop, enhance and improve our existing as well as new products and services to address those needs, deliver all products and services in a timely, user-friendly and state of the art manner, and appropriately position and price new products and services relative to the marketplace and our costs of developing them. Any failure to achieve successful client acceptance of new products and services could have a material adverse effect on our business, results of operations and financial position. Additionally, significant delays in new product or services releases or significant problems in creating new products or services could adversely affect our business, results of operations and financial position.

We depend on renewals of subscription-based services and sales of new subscription-based services for a significant portion of our revenue, and our failure to renew at historical rates or generate new sales of such services could lead to a decrease in our revenues. A large portion of our success depends on our ability to generate renewals of our subscription-based research products and services and new sales of such products and services, both to new clients and existing clients. These products and services constituted 72% and 71% of our total revenues for 2014 and 2013, respectively. Generating new sales of our subscription-based products and services, both to new and existing clients, is a challenging, costly, and often time consuming process. If we are unable to generate new sales, due to competition or other factors, our revenues will be adversely affected.

The majority of our research subscription agreements are for twelve months. However, we do enter into multi-year agreements, which have been increasing in frequency. Our ability to maintain contract renewals is subject to numerous factors, including the following:

•	delivering high-quality and timely analysis and advice to our clients;

•	understanding and anticipating market trends and the changing needs of our clients; and

•	delivering products and services of the quality and timeliness necessary to withstand competition.

Additionally, as we continue to adjust our products and service offerings to meet our clients’ continuing needs, we may shift the type and pricing of our products which may impact client renewal rates. While our Research enterprise client retention rate was 85% at December 31, 2014 and 83% at December 31, 2013, there can be no guarantee that we will continue to maintain this rate of client renewals.

We depend on non-recurring consulting engagements and our failure to secure new engagements could lead to a decrease in our revenues. Consulting segment revenues constituted 17% of our total revenues in 2014 and 18% in 2013. Consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including the following:

•	delivering consistent, high-quality consulting services to our clients;

•	tailoring our consulting services to the changing needs of our clients; and

•	our ability to match the skills and competencies of our consulting staff to the skills required for the fulfillment of existing or potential consulting engagements.

Any material decline in our ability to replace consulting arrangements could have an adverse impact on our revenues and our financial condition. In addition, revenue in our contract optimization business can fluctuate from period to period.

The profitability and success of our conferences, symposia and events could be adversely affected by external factors beyond our control. The market for desirable dates and locations for conferences, symposia and events is highly competitive. If we cannot secure desirable dates and suitable venues for our conferences, symposia and events their profitability could suffer, and our financial condition and results of operations may be adversely affected. In addition, because our events are scheduled in advance and held at specific locations, the success of these events can be affected by circumstances outside of our control, such as labor strikes, transportation shutdowns and travel restrictions, economic slowdowns, reductions in government spending, geo-political crises, terrorist attacks, weather, natural disasters, communicable diseases, and other occurrences impacting the global, regional, or national economies, the occurrence of any of which could negatively impact the success of the event. We also face the challenge of procuring venues that are sizeable enough at a reasonable cost to accommodate some of our major events.

Our sales to governments are subject to appropriations and may be terminated. We derive significant revenues from research and consulting contracts with the U.S. government and its respective agencies, numerous state and local governments and their respective agencies, and foreign governments and their agencies. At December 31, 2014 and 2013, approximately $310.0 million and $283.0 million, respectively, of our total contracts were attributable to government entities. We believe substantially all of the amounts attributable to government entities at December 31, 2014 will be filled in 2015. Our U.S. government contracts are subject to the approval of appropriations by the U.S. Congress to fund the agencies contracting for our services. Additionally, our contracts at the state and local levels, as well as foreign government contracts, are subject to various governmental authorizations and funding approvals and mechanisms. In general, most if not all of these contracts may be terminated at any time without cause or penalty (“termination for convenience”). Similarly, contracts with U.S. federal, state and local, and foreign governments and their respective agencies are subject to increasingly complex bidding procedures, compliance requirements and intense competition. Should appropriations for the governments and agencies that contract with us be curtailed, or should our government contracts be terminated for convenience, we may experience a significant loss of segment and consolidated revenues.

We may not be able to attract and retain qualified personnel which could jeopardize our future growth plans, as well as the quality of our products and services. Our success depends heavily upon the quality of our senior management, research analysts, consultants, sales and other key personnel. We face competition for qualified professionals from, among others, technology companies, market research firms, consulting firms, financial services companies and electronic and print media companies, some of which have a greater ability to attract and compensate these professionals. Recent improvements in the U.S economy have heightened this competition. Additionally, some of the personnel that we attempt to hire are subject to non-compete agreements that could impede our short-term recruitment efforts. Any inability to retain key personnel, or to hire and train additional qualified personnel to support the evolving needs of clients or the projected growth in our business, could adversely affect the quality of our products and services, as well as future business and operating results.

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

Our international operations expose us to a variety of operational risks which could negatively impact our future revenue and growth. We have clients in over 90 countries and a substantial amount of our revenues is earned outside of the U.S. Our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of tariffs and other trade barriers, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, differences between U.S. and foreign tax rates and laws, and the difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights in international jurisdictions. Furthermore, we rely on local distributors or sales agents in some international locations. If any of these arrangements are terminated by our agent or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients of the local distributor or sales agent may not want to continue to do business with us or our new agent.

We are exposed to volatility in foreign currency exchange rates from our international operations. Revenues earned outside the U.S. are typically transacted in local currencies, which may fluctuate significantly against the U.S. dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our revenues and results of operations could be adversely affected by unfavorable foreign currency fluctuations. Additionally, our effective tax rate is increased as the U.S dollar strengthens against foreign currencies, which could impact our operating results.

Natural disasters or geo-political events may disrupt our business. A major weather event, terrorist attack, earthquake, flood, volcanic activity, or other catastrophic disaster could significantly disrupt our operations. Such events could cause delays in initiating or completing sales, impede delivery of our products and services to our clients, disrupt other critical client-facing and business processes, or dislocate our critical internal functions and personnel. Our corporate headquarters is located approximately 30 miles from New York City, and we have an operations center located in Ft. Myers, Florida, a hurricane-prone area. We also operate in numerous international locations, and we have offices in a number of major cities across the globe. Abrupt political change, terrorist activity, communicable diseases, and armed conflict pose a risk of general economic disruption in affected countries and regions, which may negatively impact our sales and increase our operating costs. Additionally, these conditions also may add uncertainty to the timing and budget decisions of our clients. Such events could significantly harm our ability to conduct normal business operations and negatively impact our financial condition and operating results.

Privacy concerns could damage our reputation and deter current and potential clients from using our products and services or attending our events. Concerns relating to global data privacy have the potential to damage our reputation and deter current and prospective clients from using our products and services or attending our events. In the ordinary course of our business and in accordance with applicable laws, we collect personal information (i) from our employees (ii) from the users of our products and services, including event attendees; and (iii) from prospective clients. We collect only basic personal information from our clients and prospects (name, email address, job title) and do not as a rule collect sensitive personal information like SSNs and credit card numbers.

Even if unfounded, concerns about our practices with regard to the collection, use, disclosure, or security of this personal information or other data privacy related matters, could damage our reputation and adversely affect our operating results.  In addition, because many of our products and services are web-based, the amount of data we store on our servers (including personal information) has been increasing. Any systems failure or compromise of our security that results in the disclosure of our users’ personal data could seriously limit the consumption of our products and services and the attendance at our events, as well as harm our reputation and brand and, therefore, our business.

In addition, while we are a Safe Harbor certified company and while we have implemented a company-wide privacy compliance program, regulatory authorities around the world continue to adopt new laws, regulations and penalties concerning data privacy. The interpretation and application of these laws in the U.S., Europe and elsewhere are often uncertain, inconsistent and ever changing. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data privacy practices. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Internet and critical internal computer system failures, cyber-attacks, or compromises of our systems or security could damage our reputation and harm our business. A significant portion of our business is conducted over the Internet and we rely heavily on computer systems to conduct our operations. Individuals, groups, and state-sponsored organizations may take steps that pose threats to our operations, our computer systems, our employees, and our customers. They may develop and deploy malicious software to gain access to our networks and attempt to steal confidential information, launch distributed denial of service attacks, or attempt other coordinated disruptions. These threats are constantly evolving and becoming more sophisticated, thereby increasing the difficulty of detecting and successfully defending against them. A cyber-attack, widespread Internet failure, or disruption of our critical information technology systems through denial of service, viruses, or other events could cause delays in initiating or completing sales, impede delivery of our products and services to our clients, disrupt other critical client-facing or business processes, or dislocate our critical internal functions. Such events could significantly harm our ability to conduct normal business operations and negatively impact our financial results.

We take steps to secure our management information systems, including our computer systems, intranet, proprietary websites, email and other telecommunications and data networks, and we carefully scrutinize the security of outsourced website and service providers prior to retaining their services. However, the security measures implemented by us or by our outside service providers may not be effective and our systems (and those of our outside service providers) may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, cyber-attacks, computer viruses, power loss, or other disruptive events. Our reputation, brand, financial condition and operating results could be adversely affected if, as a result of a significant cyber event or other technology-related catastrophe, our operations are disrupted or shutdown; our confidential, proprietary information is stolen or disclosed; we incur costs or are required to pay fines in connection with stolen customer, employee, or other confidential information; we are required to dedicate significant resources to system repairs or increase cyber security protection; or we otherwise incur significant litigation or other costs as a result of these occurrences.

We may experience outages and disruptions of our online services if we fail to maintain an adequate operations infrastructure. Our increasing user traffic and complexity of our products and services demand more computing power. We have spent and expect to continue to spend substantial amounts to maintain data centers and equipment, to upgrade our technology and network infrastructure to handle increased traffic on our websites, and to deliver our products and services through emerging channels, such as mobile applications. However, any inefficiencies or operational failures could diminish the quality of our products, services, and user experience, resulting in damage to our reputation and loss of current and potential users, subscribers, and advertisers, potentially harming our financial condition and operating results.

Our outstanding debt obligation could impact our financial condition or future operating results. We have a credit arrangement that provides for a five-year, $400.0 million term loan and a $1.1 billion revolving credit facility (the “2014 Credit Agreement”). In addition, the credit arrangement contains an expansion feature by which the term loan and revolving facility may be increased, at our option and under certain conditions, by up to an additional $500.0 million in the aggregate. At December 31, 2014, we had a total of $400.0 million outstanding under the term loan of the 2014 Credit Agreement.

The affirmative, negative and financial covenants of the 2014 Credit Agreement could limit our future financial flexibility. Additionally, a failure to comply with these covenants could result in acceleration of all amounts outstanding under the arrangement, which would materially impact our financial condition unless accommodations could be negotiated with our lenders. No assurance can be given that we would be successful in doing so in this current financial climate, or that any accommodations that we were able to negotiate would be on terms as favorable as those presently contained in the credit arrangement. The associated debt service costs of this credit arrangement could impair our future operating results. The outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital.

We may require additional cash resources which may not be available on favorable terms or at all. We believe that our existing cash balances, projected cash flow from operations, and the borrowing capacity we have under our revolving credit facility will be sufficient to fund our plans for the next 12 months and the foreseeable future.

However, we may require additional cash resources due to changed business conditions, implementation of our strategy and stock repurchase program, to repay indebtedness or to pursue future business opportunities requiring substantial investments of additional capital, including acquisitions. If our existing financial resources are insufficient to satisfy our requirements, we may seek additional borrowings or issue debt. Prevailing credit and debt market conditions may negatively affect debt availability and cost, and, as a result, financing may not be available in amounts or on terms acceptable to us, if at all. In addition, the incurrence of additional indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would further restrict our operations.

If we are unable to enforce and protect our intellectual property rights our competitive position may be harmed. We rely on a combination of copyright, trademark, trade secret, patent, confidentiality, non-compete and other contractual provisions to protect our intellectual property rights. Despite our efforts to protect our intellectual property rights, unauthorized third parties may obtain and use technology or other information that we regard as proprietary. Our intellectual property rights may not survive a legal challenge to their validity or provide significant protection for us. The laws of certain countries, particularly in emerging markets, do not protect our proprietary rights to the same extent as the laws of the United States. Accordingly, we may not be able to protect our intellectual property against unauthorized third-party copying or use, which could adversely affect our competitive position. Additionally, there can be no assurance that another party will not assert that we have infringed its intellectual property rights.

Our employees are subject to non-compete agreements to the extent permitted under applicable law. When the non-competition period expires, former employees may compete against us. If a former employee chooses to compete against us prior to the expiration of the non-competition period, we seek to enforce these non-compete provisions but there is no assurance that we will be successful in our efforts.

We have grown, and may continue to grow, through acquisitions and strategic investments, which could involve substantial risks. We have made and may continue to make acquisitions of, or significant investments in, businesses that offer complementary products and services or otherwise support our growth objectives. The risks involved in each acquisition or investment include the possibility of paying more than the value we derive from the acquisition, dilution of the interests of our current stockholders should we issue stock in the acquisition, decreased working capital, increased indebtedness, the assumption of undisclosed liabilities and unknown and unforeseen risks, the ability to retain key personnel of the acquired company, the inability to integrate the business of the acquired company, the time to train the sales force to market and sell the products of the acquired business, the potential disruption of our ongoing business and the distraction of management from our day to day business. The realization of any of these risks could adversely affect our business. Additionally, we face competition in identifying acquisition targets and consummating acquisitions.

We face risks related to litigation. We are, and in the future may be, subject to a variety of legal actions, such as employment, breach of contract, intellectual property-related, and business torts, including claims of unfair trade practices and misappropriation of trade secrets. Given the nature of our business, we are also subject to defamation (including libel and slander), negligence, or other claims relating to the information we publish. Regardless of the merits and despite vigorous efforts to defend any such claim can affect our reputation, and responding to any such claim could be time consuming, result in costly litigation and require us to enter into settlements, royalty and licensing agreements which may not be offered or available on reasonable terms. If a claim is made against us which we cannot defend or resolve on reasonable terms, our business, brand, and financial results could be materially and adversely affected.

We face risks related to taxation. We are a global company with operations and clients in over 90 countries. A substantial amount of our earnings is generated outside of the U.S. and taxed at rates significantly less than the U.S. statutory federal income tax rate. Our effective tax rate, financial position and results of operations could be adversely affected by earnings being higher than anticipated in jurisdictions with higher statutory tax rates and, conversely, lower than anticipated in jurisdictions that have lower statutory tax rates, by changes in the valuation of our deferred tax assets and/or by changes in tax laws or accounting principles and their interpretation by relevant authorities.

At the present time, the United States and other countries where we do business have either changed or are actively considering changes in their tax, accounting and other related laws. In the United States, proposed tax law changes, particularly those directed at taxing unremitted and future foreign earnings, could increase our effective tax rate. In addition, Ireland recently modified its tax residency rules. While, at the present time, these changes are not effective until 2020 for many companies with Irish resident operations, including Gartner, the new rules could increase our effective tax rate at that future date. Likewise, certain international organizations such as the Organization for Economic Development and Cooperation, are actively considering proposals, certain of which, if enacted by foreign governments, could significantly increase our tax obligations in many countries where we do business. These actual, potential, and other changes, both individually and collectively, could materially increase our effective tax rate and negatively impact our financial position, results of operations, and cash flows.

In addition, our tax filings for various years are subject to examination by domestic and international taxing authorities and, during the ordinary course of business, we are under audit by tax authorities. Although we believe that our tax filings and related accruals are reasonable, the final resolution of tax audits may be materially different from what is reflected in our historical tax provisions and accruals and could have a material adverse effect on our effective tax rate, financial position, results of operations, and cash flows, particularly in major taxing jurisdictions including, but not limited to: the United States, Ireland, India, Canada, United Kingdom, Japan, France, and Italy.

Our corporate compliance program cannot guarantee that we are in compliance with all applicable laws and regulations. We operate in a number of countries, including emerging markets, and as a result we are required to comply with numerous, and in many cases, changing international and U.S. federal, state and local laws and regulations. As a result, we have developed and instituted a corporate compliance program which includes the creation of appropriate policies defining employee behavior that mandate adherence to laws, employee training, annual affirmations, monitoring and enforcement. However, if any employee fails to comply with, or intentionally disregards, any of these laws, regulations or our policies, a range of liabilities could result for the employee and for the Company, including, but not limited to, significant penalties and fines, sanctions and/or litigation, and the expenses associated with defending and resolving any of the foregoing, any of which could have a negative impact on our reputation and business.

Risks related to our Common Stock

Our operating results may fluctuate from period to period and may not meet the expectations of investors or the financial guidance we have given, which may cause the price of our Common Stock to decline. Our quarterly and annual operating results may fluctuate in the future as a result of many factors, including the timing of the execution of research contracts, the extent of completion of consulting engagements, the timing of symposia and other events, the amount of new business generated, the mix of domestic and international business, currency fluctuations, changes in market demand for our products and services, the timing of the development, introduction and marketing of new products and services, and competition in the industry. An inability to generate sufficient earnings and cash flow, and achieve our forecasts, may impact our operating and other activities. The potential fluctuations in our operating results could cause period-to-period comparisons of operating results not to be meaningful and may provide an unreliable indication of future operating results. Furthermore, our operating results may not meet the expectations of investors or the financial guidance we have previously provided. If this occurs, the price of our Common Stock could decline.

Our stock price may be impacted by factors outside of our control and you may not be able to resell shares of our Common Stock at or above the price you paid. The price of our Common Stock is subject to significant fluctuations in response to, among other factors, developments in the industries in which we do business, general economic conditions, general market conditions, geo-

political events, changes in the nature and composition of our stockholder base, changes in securities analysts’ recommendations regarding our securities and our performance relative to securities analysts’ expectations for any quarterly period, as well as other factors outside of our control including any and all factors that move the securities markets generally. These factors may adversely affect the market price of our Common Stock.

Future sales of our Common Stock in the public market could lower our stock price. Sales of a substantial number of shares of Common Stock in the public market by our current stockholders, or the threat that substantial sales may occur, could cause the market price of our Common Stock to decrease significantly or make it difficult for us to raise additional capital by selling stock. Furthermore, we have various equity incentive plans that provide for awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards which have the effect of adding shares of Common Stock into the public market. At the present time, we are executing against a board-approved share repurchase program to reduce the number of outstanding shares of our Common Stock. At December 31, 2014, $413.3 million remained available for share purchases under this program. No assurance can be given that we will continue these activities in the future when the program is completed, or in the event that the price of our Common Stock reaches levels at which repurchases are not accretive.

As of December 31, 2014, the aggregate number of shares of our Common Stock issuable pursuant to outstanding grants and awards under these plans was approximately 2.9 million shares (approximately 0.6 million of which have vested). In addition, at the present time, approximately 8.0 million shares may be issued in connection with future awards under our equity incentive plans. Shares of Common Stock issued under these plans are freely transferable and have been registered under the Securities Act of 1933, as amended (the “Securities Act”), except for any shares held by affiliates (as that term is defined in Rule 144 under the Securities Act) which are subject to certain limitations. We cannot predict the size of future issuances of our Common Stock or the effect, if any, that future issuances and sales of shares of our Common Stock will have on the market price of our Common Stock.

Interests of certain of our significant stockholders may conflict with yours. To our knowledge, as of the date hereof, and based upon publicly-available SEC filings, four institutional investors each presently hold over 5% of our Common Stock. While no stockholder or institutional investor individually holds a majority of our outstanding shares, these significant stockholders may be able, either individually or acting together, to exercise significant influence over matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, adoption or amendment of equity plans and approval of significant transactions such as mergers, acquisitions, consolidations and sales or purchases of assets. In addition, in the event of a proposed acquisition of the Company by a third party, this concentration of ownership may delay or prevent a change of control in us. Accordingly, the interests of these stockholders may not always coincide with our interests or the interests of other stockholders, or otherwise be in the best interests of us or all stockholders.

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

ITEM 2. PROPERTIES.

We currently lease 32 domestic and 65 international offices and we have a significant presence in Stamford, Connecticut; Ft. Myers, Florida; and Egham, the United Kingdom. The Company does not own any properties.

Our corporate headquarters is located in 213,000 square feet of leased office space in three buildings located in Stamford. This facility also accommodates research and analysis, marketing, sales, client support, production, corporate services, and administration. The Company's lease on the Stamford facility expires in 2028 and we have three options to renew the lease at fair market value for five years each.

Our Ft. Myers operations are currently located in 120,000 square feet of leased office space in one building for which the lease will expire in 2026. We have also leased an additional 132,000 square feet of space in Ft. Myers in an adjoining building, which is under construction. We currently anticipate this facility will open in mid-2015, and the lease will expire in 2030. Our Egham location has approximately 72,000 square feet of leased office space located in two separate buildings. However, we recently exercised our rights to early termination of one of the Egham leases, and we have entered into agreements with the landlord to occupy under lease a new 120,000 square foot building in the location of one of the existing buildings. Our other domestic and international locations support our research, consulting, domestic and international sales efforts, and other functions.

Our existing and planned facility expansions are adequate for our currently anticipated needs. However, we expect to continue to invest in our business by adding headcount. As a result, we may need additional office space in various locations. Should additional space be necessary, we believe that it will be available and at reasonable terms.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is listed on the New York Stock Exchange under the symbol IT. As of January 31, 2015, there were 1,493 holders of record of our Common Stock. Our 2015 Annual Meeting of Stockholders will be held on May 28, 2015 at the Company’s corporate headquarters in Stamford, Connecticut. We did not submit any matter to a vote of our stockholders during the fourth quarter of 2014.

The following table sets forth the high and low sale prices for our Common Stock as reported on the New York Stock Exchange for the periods indicated:

	2014		2013
	High	Low	High	Low
Quarter ended March 31	$73.53	$61.28	$54.52	$46.52
Quarter ended June 30	75.61	65.55	59.09	53.01
Quarter ended September 30	76.82	67.83	63.00	55.75
Quarter ended December 31	$87.58	$71.22	$71.49	$57.19

DIVIDEND POLICY

We currently do not pay cash dividends on our Common Stock. In addition, our 2014 Credit Agreement contains a negative covenant which may limit our ability to pay dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The equity compensation plan information set forth in Part III, Item 12 of this Form 10-K is hereby incorporated by reference into this Part II, Item 5.

SHARE REPURCHASES

The Company has an $800.0 million share repurchase program, of which $413.3 million remained available for repurchases as of December 31, 2014. The Company may repurchase its common stock from time-to-time in amounts and at prices the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases, private transactions, or other transactions and will be funded from cash on hand and borrowings under the Company’s credit agreement. Repurchases may also be made from time-to-time in connection with the settlement of the Company's share-based compensation awards.

The following table summarizes the repurchases of our Common Stock in the three months ended December 31, 2014 pursuant to our $800.0 million share repurchase authorization and pursuant to the settlement of share-based compensation awards:

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($000’s)
October	460,905	$74.51
November	7,473	85.42
December	78,153	84.18
Total (1)	546,531	$76.04	$413,300

(1)	For the year ended December 31, 2014, the Company repurchased a total of 5.9 million shares.

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

(In thousands, except per share data)	2014	2013	2012	2011	2010
STATEMENT OF OPERATIONS DATA:
Revenues:
Research	$1,445,338	$1,271,011	$1,137,147	$1,012,062	$865,000
Consulting	348,396	314,257	304,893	308,047	302,117
Events	227,707	198,945	173,768	148,479	121,337
Total revenues	2,021,441	1,784,213	1,615,808	1,468,588	1,288,454
Operating income	286,162	275,492	245,707	214,062	149,265
Net income	$183,766	$182,801	$165,903	$136,902	$96,285

PER SHARE DATA:
Basic income per share	$2.06	$1.97	$1.78	$1.43	$1.01
Diluted income per share	$2.03	$1.93	$1.73	$1.39	$0.96

Weighted average shares outstanding:
Basic	89,337	93,015	93,444	96,019	95,747
Diluted	90,719	94,830	95,842	98,846	99,834

OTHER DATA:
Cash and cash equivalents	$365,302	$423,990	$299,852	$142,739	$120,181
Total assets	1,904,351	1,783,582	1,621,277	1,379,872	1,285,658
Long-term debt	385,000	136,250	115,000	150,000	180,000
Stockholders’ equity	161,171	361,316	306,673	181,784	187,056
Cash provided by operating activities	$346,779	$315,654	$279,814	$255,566	$205,499

The following items impact the comparability and presentation of our consolidated data:

•	In 2014 we refinanced our debt (see Note 5 — Debt in the Notes to the Consolidated Financial Statements). We also refinanced our debt in 2013 and 2010.

•
In 2014 we repurchased 5.9 million of our common shares. We also repurchased 3.4 million, 2.7 million, 5.9 million, and 3.9 million of our common shares in 2013, 2012, 2011, and 2010, respectively (see Note 7 — Stockholders’ Equity in the Notes to the Consolidated Financial Statements).

•
In 2014 we acquired three businesses and recognized $21.9 million in pre-tax acquisition and integration charges (see Note 2 — Acquisitions in the Notes to the Consolidated Financial Statements). The operating results of these three businesses, which were not material, were included in our consolidated financial results beginning on their respective acquisition dates. We also recognized $2.4 million and $7.9 million of pre-tax acquisition and integration charges in 2012 and 2010, respectively, related to other acquisitions.

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

•
Research provides objective insight on critical and timely technology and supply chain initiatives for CIOs, other IT professionals, supply chain leaders, digital marketing professionals, technology companies and the institutional investment community through reports, briefings, proprietary tools, access to our analysts, peer networking services and membership programs that enable our clients to make better decisions about their IT, supply chain and digital marketing investments.

•
Consulting provides customized solutions to unique client needs through on-site, day-to-day support, as well as proprietary tools for measuring and improving IT performance with a focus on cost, performance, efficiency, and quality.

•
Events provides IT, supply chain, and business professionals the opportunity to attend various symposia, conferences and exhibitions to learn, contribute and network with their peers. From our flagship event Symposium/ITxpo, to Summits focused on specific technologies and industries, to experimental workshop-style Seminars, our events distill the latest Gartner research into applicable insight and advice.

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

We had total revenues of $2.021 billion in 2014, an increase of 13% over 2013 on a reported basis and 14% adjusted for foreign exchange impact. Diluted earnings per share increased by $.10 per share, or 5%, to $2.03 per share in 2014.

Research revenues rose 14% year-over-year, to $1.445 billion in 2014, and the contribution margin was 69%, the same as 2013. At December 31, 2014, Research contract value was $1.603 billion, an increase of 13% over December 31, 2013 on a reported basis and 14% adjusted for the impact of foreign exchange. Enterprise client retention was 85% and enterprise wallet retention was 106% at December 31, 2014.

Consulting revenues in 2014 increased 11% when compared to 2013, while the gross contribution margin was 34%, the same as 2013. Consultant utilization was 68% for 2014 compared to 64% in 2013, and we had 535 billable consultants at December 31, 2014 compared to 509 at year-end 2013. Backlog decreased 3% year-over-year, to $102.6 million at December 31, 2014.

Events revenues increased 14% year-over-year, to $227.7 million, and 16% adjusted for foreign currency impact. The segment contribution margin was 49% in 2014, a 3 point increase over 2013. We held 61 events in 2014 compared to 64 in 2013, while the number of attendees increased 9% year-over-year, to over 49,000.

For a more detailed discussion of our results, see the Segment Results section below.

Cash flow from our operating activities was $346.8 million in 2014, an increase of 10% compared to 2013. We continue to focus on maximizing shareholder value, and in 2014 we repurchased 5.9 million of our outstanding common shares. We ended 2014 with $365.3 million in cash and cash equivalents. We refinanced our existing credit facility during the fourth quarter of 2014 to take advantage of favorable market conditions, provide for additional liquidity, and extend the maturity of our debt. Our total borrowing capacity under the new arrangement is $1.5 billion, which consists of a $400.0 million term loan and a $1.1 billion revolving credit arrangement. The new facility has a five year maturity. At December 31, 2014, approximately $1.1 billion was available for borrowing under the revolver. We believe that we have adequate liquidity to meet our currently anticipated needs.

The Company completed three business acquisitions in 2014 (the "2014 Acquisitions"). These include Software Advice, Inc., which assists customers with software purchases; Market Visio Oy, a Finnish company and former sales agent for Gartner research in Finland and Russia; and SircleIT, Inc., a provider of cloud-based search technology that identifies subject-matter experts. Note 2 - Acquisitions in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K provides additional information regarding the 2014 Acquisitions. The operating results of these acquisitions have been included in our consolidated and segment operating results beginning on their respective dates of acquisition. The results of these businesses were not material to our consolidated or segment results for the year ended December 31, 2014.

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

Our critical accounting policies are as follows:

Revenue recognition — Revenue is recognized in accordance with the requirements of U.S. GAAP and SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Revenue is only recognized once all required criteria for revenue recognition have been met. Revenue by significant source is accounted for as follows:

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

The following table provides our total fees receivable and the related allowance for losses (in thousands):

	December 31,
	2014	2013
Total fees receivable	$558,807	$497,923
Allowance for losses	(6,700)	(7,000)
Fees receivable, net	$552,107	$490,923

Goodwill and other intangible assets — The Company evaluates recorded goodwill in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 350, which requires goodwill to be assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, an impairment evaluation of our amortizable intangible assets may also be performed on a periodic basis should events or circumstances indicate potential impairment. If we determine that the fair value of a reporting unit is less than its related carrying amount, we must recognize an impairment charge against earnings. Among the factors we consider important that could trigger an impairment review are the following:

•	Significant under-performance relative to historical or projected future operating results;

•	Significant changes in the manner of our use of acquired assets or the strategy for our overall business;

•	Significant negative industry or general economic trends;

•	Significant decline in our stock price for a sustained period; and

•	Our market capitalization relative to net book value.

The annual assessment of the recoverability of recorded goodwill can be based on either a quantitative or qualitative assessment or a combination of the two. Both methods require the use of estimates which in turn contain judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of the resulting estimates are subject to uncertainty. In 2014, we completed the required annual goodwill impairment test utilizing a qualitative approach. Based on this assessment, the Company believes the fair values of the Company’s reporting units continue to exceed their respective carrying amounts. See Note 1 — Business and Significant Accounting Policies in the Notes to the Consolidated Financial Statements for additional discussion.

Accounting for income taxes — The Company uses the asset and liability method of accounting for income taxes. We estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating our current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. In assessing the realizability of deferred tax assets, management considers if it is more likely than not that some or all of the deferred tax assets will not be realized. We consider the availability of loss carryforwards, projected reversal of deferred tax liabilities, projected future taxable income, and ongoing prudent and feasible tax planning strategies in making this assessment. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained based on the technical merits of the position.

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

RESULTS OF OPERATIONS

Consolidated Results

2014 VERSUS 2013

The following table presents the changes in selected line items in our Consolidated Statements of Operations for the two years ended December 31, 2014 (in thousands):

	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	$2,021,441	$1,784,213	$237,228	13%
Costs and expenses:
Cost of services & product development	797,933	713,484	(84,449)	(12)
Selling, general and administrative	876,067	760,458	(115,609)	(15)
Depreciation	31,186	28,996	(2,190)	(8)
Amortization of intangibles	8,226	5,446	(2,780)	(51)
Acquisition & integration charges	21,867	337	(21,530)	>(100)
Operating income	286,162	275,492	10,670	4
Interest expense, net	(10,887)	(8,837)	(2,050)	(23)
Other expense, net	(592)	(216)	(376)	>(100)
Provision for income taxes	(90,917)	(83,638)	(7,279)	(9)
Net income	$183,766	$182,801	$965	1%

TOTAL REVENUES for the twelve months ended December 31, 2014 increased $237.2 million, or 13%, compared to the twelve months ended December 31, 2013. Total revenues increased 14% excluding the unfavorable impact of foreign currency. Revenues increased in all three of our business segments and across all geographic regions.

The following table presents total revenues by geographic region for the twelve months ended (in thousands):

Geographic Region	December 31, 2014	December 31, 2013	Increase (Decrease) $	Increase (Decrease) %
U.S. and Canada	$1,204,476	$1,049,734	$154,742	15%
Europe, Middle East, Africa	570,334	508,755	61,579	12
Other International	246,631	225,724	20,907	9
Totals	$2,021,441	$1,784,213	$237,228	13%

The following table presents our revenues by segment for the twelve months ended (in thousands):

Segment	December 31, 2014	December 31, 2013	Increase (Decrease) $	Increase (Decrease) %
Research	$1,445,338	$1,271,011	$174,327	14%
Consulting	348,396	314,257	34,139	11
Events	227,707	198,945	28,762	14
Totals	$2,021,441	$1,784,213	$237,228	13%

Please refer to the section of this MD&A below entitled “Segment Results” for a further discussion of revenues and results by segment.

COST OF SERVICES AND PRODUCT DEVELOPMENT (“COS”) expense increased 12% in 2014 compared to 2013, or $84.4 million, to $797.9 million compared to $713.5 million in 2013. The impact of foreign currency exchange for the full year was not significant. The increase was primarily due to higher payroll and related benefits costs from additional headcount, which increased 12%. The headcount increase reflects our continued investment in our Research business and includes the additional employees resulting from the 2014 Acquisitions. COS as a percentage of revenues was 39% in the 2014 period compared to 40% in the 2013 period.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) expense increased by $115.6 million in 2014, or 15%, to $876.1 million compared to $760.5 million in 2013. Excluding the favorable impact of foreign currency exchange, SG&A expense increased 16% year-over-year. The increase was primarily due to higher payroll and related benefits costs from additional headcount, higher sales commissions, and merit salary increases. The increased headcount includes our investment in additional quota-bearing sales associates, which increased to 1,881 at December 31, 2014, a 14% increase over year-end 2013.

DEPRECIATION expense increased 8% in 2014 compared to 2013, which reflects our additional investment in fixed assets.

AMORTIZATION OF INTANGIBLES increased 51% year-over-year due to the intangibles arising from the 2014 Acquisitions.

ACQUISITION AND INTEGRATION CHARGES was $21.9 million in 2014 compared to $0.3 million in 2013. These charges are directly-related to our acquisitions and primarily include amounts accrued for payments contingent on the achievement of certain employment conditions, legal, consulting, and severance costs.

OPERATING INCOME increased $10.7 million year-over-year, or 4%, to $286.2 million in 2014 from $275.5 million in 2013. The increased operating income was attributable to higher segment contributions from our Research and Events businesses. Operating income as a percentage of revenues was 14% in 2014 and 15% in 2013.

INTEREST EXPENSE, NET increased 23% year-over-year due to additional borrowings in the 2014 period.

OTHER EXPENSE, NET was $0.6 million in 2014 and $0.2 million in 2013. These expenses primarily consisted of net foreign currency exchange gains and losses.

PROVISION FOR INCOME TAXES was $90.9 million in 2014 compared to $83.6 million in 2013 and the effective tax rate was 33.1% for 2014 compared to 31.4% for 2013. The higher effective tax rate in 2014 was primarily due to the impact of certain favorable items in 2013, as well as the unfavorable mix of pretax income by jurisdiction in 2014 which was partially offset by foreign tax credit benefits in 2014. The favorable items in 2013 included the enactment of certain beneficial legislation in 2013, the release of tax reserves due to audit settlements, and increased tax exempt income.

During 2014, the Internal Revenue Service closed its audit of the Company's 2011 and 2010 federal income tax returns. The resolution of the audit did not have a material adverse effect on the Company's consolidated financial position, cash flows, or results of operations.

NET INCOME was $183.8 million in 2014 and $182.8 million in 2013, an increase of 1%, as the increased operating income in 2014 was substantially offset by additional income tax charges. Diluted earnings per share increased 5% year-over-year, to $2.03 in 2014, primarily due to a lower number of weighted-average shares outstanding.

2013 VERSUS 2012

The following table presents the changes in selected line items in our Consolidated Statements of Operations for the two years ended December 31, 2013 (in thousands):

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

The following table presents total revenues by geographic region for the twelve months ended (in thousands):

Geographic Region	December 31, 2013	December 31, 2012	Increase (Decrease) $	Increase (Decrease) %
U.S. and Canada	$1,049,734	$947,075	$102,659	11%
Europe, Middle East, Africa	508,755	458,675	50,080	11
Other International	225,724	210,058	15,666	7
Totals	$1,784,213	$1,615,808	$168,405	10%

The following table presents our revenues by segment for the twelve months ended (in thousands):

Segment	December 31, 2013	December 31, 2012	Increase (Decrease) $	Increase (Decrease) %
Research	$1,271,011	$1,137,147	$133,864	12%
Consulting	314,257	$304,893	9,364	3
Events	198,945	$173,768	25,177	14
Totals	$1,784,213	$1,615,808	$168,405	10%

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

ACQUISITION AND INTEGRATION CHARGES was $0.3 million in 2013 compared to $2.4 million in 2012. These charges are directly-related to our acquisitions and primarily include legal, consulting, and severance costs.

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

In 2013 the Company closed the Internal Revenue Service (“IRS”) audit of its 2008 and 2009 federal income tax returns. The resolution of the audit did not have a material adverse effect on the consolidated financial position, cash flows, or results of operations of the Company. In late 2013 the Company received notice that the IRS would conduct an audit of the Company's 2010 and 2011 tax years.

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

Research

The following table presents the financial results and business measurements of our Research segment as of and for the twelve months ended December 31:

	2014	2013	Increase (Decrease)	% Increase (Decrease)	2013	2012	Increase (Decrease)	% Increase (Decrease)
Financial Measurements:
Revenues (1)	$1,445,338	$1,271,011	$174,327	14%	$1,271,011	$1,137,147	$133,864	12%
Gross contribution (1)	$1,001,914	$879,384	$122,530	14%	$879,384	$774,342	$105,042	14%
Gross contribution margin	69%	69%	—	—	69%	68%	1 point	—
Business Measurements:
Contract value (1)	$1,603,200	$1,423,179	$180,021	13%	$1,423,179	$1,262,865	$160,314	13%
Enterprise client retention (2)	85%	83%	2 points	—	83%	84%	(1) point	—
Enterprise wallet retention (2)	106%	104%	2 points	—	104%	105%	(1) point	—
Organization client retention (2)	84%	82%	2 points	—	82%	83%	(1) point	—
Organization wallet retention (2)	100%	98%	2 points	—	98%	99%	(1) point	—

(1)	Dollars in thousands.

(2)
We define an enterprise as a single company or customer. We define an organization as a buying center within an enterprise, such as a location or department. A single enterprise may have multiple organizations.

2014 VERSUS 2013

Research segment revenues in 2014 increased 14% compared to 2013. The impact of foreign exchange translation was not significant. The segment gross contribution margin was 69% for both periods. Contribution margin remained at 69% in spite of a 16% increase in segment headcount, which includes the additional employees from the 2014 Acquisitions.

Research contract value increased 13% in 2014 to $1.603 billion, and increased 14% year-over-year adjusted for the impact of foreign currency translation. Our growth in contract value was broad-based, with every region, industry segment, and client size growing at double-digit rates compared to 2013. The number of our research client enterprises increased by 10% in 2014, to 9,958. Both enterprise client retention and wallet retention remained strong, at 85% and 106% as of December 31, 2014, respectively.

2013 VERSUS 2012

Research segment revenues in 2013 increased 12% compared to 2012. The impact of foreign exchange translation was not significant. The segment gross contribution margin increased by 1 point, to 69%, driven by the operating leverage in this business. Contribution margin improved in spite of an 8% increase in segment headcount. Research contract value increased 13% in 2013 to $1.423 billion, and increased 12% year-over-year adjusted for the impact of foreign currency translation. Our growth in contract value was broad-based, with almost every region, industry segment, and client size growing at double-digit rates compared to 2012. Enterprise client retention and wallet retention were 83% and 104% at December 31, 2013, respectively.

Consulting

The following table presents the financial results and business measurements of our Consulting segment as of and for the twelve months ended December 31:

	2014	2013	$ Increase (Decrease)	% Increase (Decrease)	2013	2012	$ Increase (Decrease)	% Increase (Decrease)
Financial Measurements:
Revenues (1)	$348,396	$314,257	$34,139	11%	$314,257	$304,893	$9,364	3%
Gross contribution (1)	$119,931	$107,565	$12,366	11%	$107,565	$109,253	$(1,688)	(2)%
Gross contribution margin	34%	34%	—	—	34%	36%	(2) points	—
Business Measurements:
Backlog (1)	$102,600	$106,130	$(3,530)	(3)%	$106,130	$102,718	$3,412	3%
Billable headcount	535	509	26	5%	509	503	6	1%
Consultant utilization	68%	64%	4 points	—	64%	67%	(3) points	—
Average annualized revenue per billable headcount (1)	$442	$409	$33	8%	$409	$430	$(21)	(5)%

(1)	Dollars in thousands.

2014 VERSUS 2013

Consulting revenues increased 11% year-over-year and 12% when adjusted for the impact of foreign exchange. The increase was primarily due to higher core consulting revenues and to a lesser extent, higher contract optimization revenues. Contract optimization revenues can fluctuate from period to period but are generally about 10-15% of total annual Consulting segment revenues. The gross contribution margin was 34% for both periods. Backlog decreased $3.5 million, or 3%, year-over-year, to $102.6 million at December 31, 2014.

2013 VERSUS 2012

Consulting revenues increased 3% year-over-year and 4% when adjusted for the impact of foreign exchange. The increase was due to higher contract optimization revenue. The increased contract optimization revenues were partially offset by slightly lower core consulting and strategic advisory (“SAS”) revenues. The gross contribution margin declined by 2 points due to higher payroll and benefit costs from additional headcount and merit salary increases, and to a lesser extent, lower utilization in core consulting. Backlog increased $3.4 million, or 3%, year-over-year, to $106.1 million at December 31, 2013.

Events

The following table presents the financial results and business measurements of our Events segment as of and for the twelve months ended December 31:

	2014	2013	$ Increase (Decrease)	% Increase (Decrease)	2013	2012	$ Increase (Decrease)	% Increase (Decrease)
Financial Measurements:
Revenues (1)	$227,707	$198,945	$28,762	14%	$198,945	$173,768	$25,177	14%
Gross contribution (1)	$112,384	$91,216	$21,168	23%	$91,216	$80,119	$11,097	14%
Gross contribution margin	49%	46%	3 points	—	46%	46%	—	—
Business Measurements:
Number of events	61	64	(3)	(5)%	64	62	2	3%
Number of attendees	49,047	44,986	4,061	9%	44,986	46,307	(1,321)	(3)%

(1)	Dollars in thousands.

2014 VERSUS 2013

Events revenues increased $28.8 million when comparing 2014 to 2013, or 14%. Excluding the impact of foreign currency translation, revenues increased 16% year-over-year. We held 61 events in 2014, consisting of 59 ongoing events and 2 new events, compared to 64 events in 2013. Five events that were held in 2013 were discontinued in 2014. The year-over-year revenue increase was primarily attributable to higher exhibitor revenue at our ongoing events and to a lesser extent, higher attendee revenue. The overall number of attendees increased 9%, while the number of exhibitors increased 10%. Average revenue per attendee rose 6% and average revenue per exhibitor increased 9%. The gross contribution margin increased 3 points year-over-year.

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

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations primarily through cash generated from our operating activities. For 2014, we had operating cash flow of $346.8 million, which was the highest in the Company’s history and represented an increase of 10% over 2013. Our operating cash flow has been continuously enhanced by the leverage characteristics of our subscription-based business model as well as our focus on operational efficiencies. Revenues in our Research segment, which increased 14% in 2014 compared to 2013, constituted 72% and 71% of our total revenues in 2014 and 2013, respectively. The majority of our research contracts renew annually and typically are paid in advance, and combined with a strong customer retention rate and high incremental margins, has generally resulted in strong growth in operating cash flow each year. Our cash flow generation has also benefited from our continuing efforts to improve the operating efficiencies of our businesses as well as a focus on the optimal management of our working capital as we increase our sales volume.

We had over $365.0 million of cash and cash equivalents at year-end 2014. We refinanced our debt in 2014 to take advantage of favorable market conditions and we had approximately $1.1 billion of available borrowing capacity under our revolving credit facility at year-end 2014. We believe that our consistently strong operating cash flow, as well as our existing cash balances and our available borrowing capacity, provide us with adequate liquidity to meet our currently anticipated needs.

Our cash and cash equivalents are held in numerous locations throughout the world. At December 31, 2014, $305.0 million of our cash and cash equivalents was held outside the U.S. Approximately 61% of the cash and cash equivalents held overseas represents unremitted earnings of our non-U.S subsidiaries. Under U.S. accounting rules, no provision for income taxes that may result from the remittance of such earnings is required if the Company intends to reinvest such funds overseas. Our current plans do not demonstrate a need to repatriate these undistributed earnings to fund our U.S. operations or otherwise satisfy the liquidity needs of our U.S operations. We intend to reinvest these earnings in our non-U.S. operations, except in instances in which the repatriation of these earnings would result in minimal additional tax. As a result, the Company has not recognized additional income tax expense that may result from the remittance of these earnings. However, should our liquidity needs change or we decide to repatriate some or all of these unremitted earnings, we may be required to accrue additional taxes which could have a material effect on our consolidated financial position, cash flows, and results of operations.

Changes in cash and cash equivalents

The following disclosure summarizes and explains the changes in our cash and cash equivalents for the three years ended December 31, 2014 (in thousands):

	2014 vs. 2013			2013 vs. 2012
	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	Increase (Decrease)	Twelve Months Ended December 31, 2013	Twelve Months Ended December 31, 2012	Increase (Decrease)
Cash provided by operating activities	$346,779	$315,654	$31,125	$315,654	$279,813	$35,841
Cash used in investing activities	(162,777)	(36,498)	(126,279)	(36,498)	(54,673)	18,175
Cash used by financing activities	(208,670)	(153,855)	(54,815)	(153,855)	(72,570)	(81,285)
Net (decrease) increase	(24,668)	125,301	(149,969)	125,301	152,570	(27,269)
Effects of exchange rate changes (1)	(34,020)	(1,163)	(32,857)	(1,163)	4,543	(5,706)
Beginning cash and cash equivalents	423,990	299,852	124,138	299,852	142,739	157,113
Ending cash and cash equivalents	$365,302	$423,990	$(58,688)	$423,990	$299,852	$124,138

(1)
During 2014, a number of foreign currencies in which we hold cash weakened relative to the U.S. Dollar. As a result, the effects of exchange rates had a significant impact on the December 31, 2014 cash and cash equivalent balance.

2014 VERSUS 2013

Operating

Operating cash flow increased by $31.1 million, or 10%, when comparing 2014 to 2013. The increase was primarily due to additional cash collections in our Research and Events businesses and other positive working capital changes. Partially offsetting the additional collections were higher cash payments for bonuses, commissions, and income taxes.

Investing

We used an additional $126.3 million of cash in our investing activities in 2014 compared to 2013, principally due to the 2014 Acquisitions, in which we paid a total of $109.9 million (net of the cash acquired), and an additional $14.4 million was placed in escrow. The Company used both existing cash and additional borrowings to finance the 2014 Acquisitions. We also used an additional $2.0 million in cash for capital expenditures in the 2014 period.

Financing

We used $208.7 million of cash in our financing activities during 2014 compared to $153.9 million of cash used in 2013. During 2014, the Company used $432.0 million of cash for share repurchases, which was partially offset by $195.4 million of net proceeds from debt issuance and related debt issuance costs and $28.0 million from employee share-based activity. During 2013 the Company used $182.0 million of cash for share repurchases and $4.0 million for debt refinancing fees, which was partially offset by $32.0 million from employee share-based activities.

2013 VERSUS 2012

Operating

Operating cash flow increased by $35.8 million, or 13%, when comparing 2013 to 2012. The increase was primarily due to higher net income in the 2013 period, as well as additional receivable collections and other positive working capital changes. These increases were partially offset by additional cash payments in the 2013 period for bonus, commissions, and income taxes, and we also had lower cash reimbursements in the 2013 period related to the completion of the renovation of our Stamford headquarters facility.

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

Financing

We used $154.0 million of cash in our financing activities in 2013 compared to $73.0 million in 2012, an increase in cash used of $81.0 million, primarily due to share repurchases. We used $182.0 million of cash in 2013 for share repurchases compared to $111.0 million in 2012. We also had lower cash proceeds from employee share-based activity in the 2013 period, and we also paid $4.0 million of fees related to our debt refinancing in the 2013 period.

OBLIGATIONS AND COMMITMENTS

2014 Credit Agreement

The Company has a five-year credit arrangement that it entered into in December 2014 that provides for a $400.0 million term loan and a $1.1 billion revolving credit facility (the “2014 Credit Agreement”). Under the revolving credit facility, amounts may be borrowed, repaid, and re-borrowed through the maturity date of the agreement in December 2019. The term and revolving facilities may be increased, at the Company's option, by up to an additional $500.0 million in the aggregate. As of December 31, 2014, the Company had $400.0 million outstanding under the term facility and zero under the revolver. See Note 5 - Debt in the Notes to the Consolidated Financial Statements for additional information regarding the 2014 Credit Agreement.

Off-Balance Sheet Arrangements

Through December 31, 2014, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

Contractual Cash Commitments

The Company has certain contractual commitments that require future cash payments. The following table summarizes these contractual cash commitments due after December 31, 2014 (in thousands):

Commitment Description:	Due In Less Than 1 Year	Due In 2-3 Years	Due In 4-5 Years	Due In More Than 5 Years	Total
Debt – principal and interest (1), (2)	$28,950	$61,660	$341,570	$5,120	$437,300
Operating leases (3)	35,230	51,445	35,535	100,960	223,170
Deferred compensation arrangement (4)	4,190	5,725	3,300	25,625	38,840
Tax liabilities (5)	1,200	—	—	—	1,200
Other (6)	17,100	6,620	6,335	18,845	48,900
Totals	$86,670	$125,450	$386,740	$150,550	$749,410

(1)
Includes amounts due under the 2014 Credit Agreement, which matures in December 2019. Amounts borrowed under the term loan arrangement have been classified in the table based on the scheduled repayment dates. Interest payments on amounts outstanding under the 2014 Credit Agreement were based on the floating rate as of December 31, 2014.

(2)
The Company's $5.0 million State of Connecticut economic development loan is included in the Due In More Than 5 Years category since it has a 10 year maturity. Interest payments on the loan have been calculated based on the contractual fixed rate of interest of 3%. Under certain circumstances, part or all of this debt may be forgiven by the State. See Note 5 — Debt in the Notes to the Consolidated Financial Statements for additional information.

(3)
The Company leases various facilities, furniture, autos, and computer equipment. These leases expire between 2015 and 2028. See Note 1 — Business and Significant Accounting Policies in the Notes to the Consolidated Financial Statements for additional information on the Company's leases.

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

(5)
Includes interest and penalties. In addition to the amount presented in the table, the Company also has recorded liabilities of $19.9 million for unrecognized tax benefits and $2.9 million for related potential interest and penalties. We are uncertain as to when or if such amounts may be settled.

(6)
Includes (i) contractual commitments for software, building maintenance, and telecom services; (ii) amounts due for share repurchase transactions that occurred in late December 2014 but were settled in early January 2015; and (iii) projected cash contributions to the Company's defined benefit pension plans.

QUARTERLY FINANCIAL DATA

The following tables present our quarterly operating results for the two-year period ended December 31, 2014:

2014
(In thousands, except per share data)	First	Second	Third	Fourth
Revenues	$446,702	$519,820	$470,940	$583,979
Operating income	59,170	81,761	49,391	95,840
Net income	37,736	53,040	33,846	59,144
Net income per share: (1)
Basic	$0.41	$0.59	$0.38	$0.67
Diluted	$0.40	$0.58	$0.38	$0.66

2013
(In thousands, except per share data)	First	Second	Third	Fourth
Revenues	$406,754	$446,047	$410,705	$520,707
Operating income	54,005	73,987	58,743	88,757
Net income	36,675	46,514	38,194	61,418
Net income per share: (1)
Basic	$0.39	$0.50	$0.41	$0.67
Diluted	$0.38	$0.49	$0.40	$0.65

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

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers" ("ASU No. 2014-09"). ASU No. 2014-09 is intended to clarify the principles for recognizing revenue by: removing inconsistencies and weaknesses in revenue recognition requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of the new rule are effective for Gartner on January 1, 2017. Early adoption is not permitted. We continue to evaluate the impact of ASU No. 2014-09.

Discontinued Operations

In May 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which changes the criteria for determining which disposal transactions can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The Company adopted the new rule on January 1, 2015 and it did not have an impact on the Company's consolidated financial statements.

The FASB also continues to work on a number of significant accounting rules which may impact the Company’s accounting and disclosures in future periods. Since these rules have not yet been issued, the effective dates and potential impact are unknown.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

The Company's 2014 Credit Agreement provides for a five-year, $400.0 million term loan and a $1.1 billion revolving credit facility. We have exposure to changes in interest rates arising from borrowings under the 2014 Credit Agreement since amounts borrowed are based on a floating base rate of interest. At December 31, 2014, we had $400.0 million outstanding under the term portion of the 2014 Credit Agreement and zero under the revolver. We have an interest rate swap contract which effectively converts the floating base rate on the first $200.0 million of our borrowings to a 2.26% fixed rate. Since the Company only hedges the base interest rate risk on the first $200.0 million of its outstanding borrowings, we are exposed to interest rate risk on floating rate borrowings in excess of $200.0 million. Assuming the Company borrowed the entire $1.5 billion under the 2014 Credit Agreement as of December 31, 2014, a 25 basis point increase or decrease in interest rates could change pre-tax annual interest expense by approximately $3.3 million.

FOREIGN CURRENCY RISK

For both the fiscal years ended December 31, 2014 and 2013, approximately 45% of our revenues were derived from sales outside of the U.S. As a result, we conduct business in numerous currencies other than the U.S dollar. Among the major foreign currencies in which we conduct business are the Euro, the British Pound, the Japanese Yen, the Australian dollar, and the Canadian dollar. This foreign currency exposure results in both translation risk and transaction risk:

Translation Risk

We are exposed to foreign currency translation risk since the functional currencies of our foreign operations are generally denominated in the local currency. Translation risk arises since the assets and liabilities that we report for our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates, and these exchange rates fluctuate over time. For accounting purposes, these foreign currency translation adjustments are deferred and are recorded as a component of stockholders’ equity and do not impact our operating results.

A measure of the potential impact of foreign currency translation on our Consolidated Balance Sheets can be determined through a sensitivity analysis of our cash and cash equivalents. At December 31, 2014, we had over $365.0 million of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the foreign exchange rates of the five major foreign currencies in which we operate changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on December 31, 2014 could have increased or decreased by approximately $24.0 million.

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

Transaction Risk

We also have foreign exchange transaction risk since foreign subsidiaries typically enter into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency in which the foreign subsidiary operates. We may enter into foreign currency forward exchange contracts to mitigate the effects of foreign currency transaction risk. These contracts are normally short term in duration and both realized and unrealized gains and losses are recognized in current period earnings. At December 31, 2014, we had 77 outstanding foreign currency forward contracts with a total notional amount of approximately $45.6 million and an immaterial net unrealized gain. Substantially all of these contracts matured by the end of January 2015.

CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents, accounts receivable, and an interest rate swap contract. The majority of the Company’s cash and cash equivalents and its interest rate swap contract are with large investment grade commercial banks. Accounts receivable balances collectible from customers have limited concentration of credit risk due to our diverse customer base and geographic dispersion.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for 2014, 2013, and 2012, together with the reports of KPMG LLP, our independent registered public accounting firm, are included herein in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Management conducted an evaluation, as of December 31, 2014, of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed or submitted under the Act.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of the Board of Directors.

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2014, Gartner’s internal control over financial reporting was effective.

The effectiveness of management’s internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K in Part IV, Item 15.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item will be set forth under the captions “Proposal One: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Miscellaneous — Available Information” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2015. If the Proxy Statement is not filed with the SEC by April 30, 2015, such information will be included in an amendment to this Annual Report filed by April 30, 2015. See also Item 1. Business — Available Information.

ITEM 11. EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the caption “Executive Compensation” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2015. If the Proxy Statement is not filed with the SEC by April 30, 2015, such information will be included in an amendment to this Annual Report filed by April 30, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be furnished pursuant to this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed with the SEC by April 30, 2015. If the Proxy Statement is not filed with the SEC by April 30, 2015, such information will be included in an amendment to this Annual Report filed by April 30, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required to be furnished pursuant to this item will be set forth under the captions “Transactions With Related Persons” and “Corporate Governance — Director Independence” in the Company’s Proxy Statement to be filed with the SEC by April 30, 2015. If the Proxy Statement is not filed with the SEC by April 30, 2015, such information will be included in an amendment to this Annual Report filed by April 30, 2015.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2015. If the Proxy Statement is not filed with the SEC by April 30, 2015, such information will be included in an amendment to this Annual Report filed by April 30, 2015.

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

3. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1(1)	Restated Certificate of Incorporation of the Company.

3.2(2)	Bylaws as amended through February 2, 2012.

4.1(1)	Form of Certificate for Common Stock as of June 2, 2005.

4.2*	Credit Agreement, dated as of December 16, 2014, among the Company, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as administrative agent.

10.1(3)	Lease dated April 16, 2010 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut.

10.2(3)	First Amendment to Lease dated April 16, 2010 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut.

10.4(4)+	2011 Employee Stock Purchase Plan.

10.5(5)+	2003 Long -Term Incentive Plan, as amended and restated effective June 4, 2009.

10.6(6)+	2014 Long-Term Incentive Plan, effective May 29, 2014.

10.7(7)+	Amended and Restated Employment Agreement between Eugene A. Hall and the Company dated as of April 13, 2011.

10.8(8)+	Company Deferred Compensation Plan, effective January 1, 2009.

10.9(9)+	Form of Stock Appreciation Right Agreement for executive officers.

10.10(9)+	Form of Performance Stock Unit Agreement for executive officers.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see Signature Page).

31.1*	Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this document.

+	Management compensation plan or arrangement.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 29, 2005 as filed on July 6, 2005.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 2, 2012 as filed on February 7, 2012.

(3)	Incorporated by reference from the Company’s Quarterly Report on form 10-Q as filed on August 9, 2010.

(4)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) as filed on April 18, 2011.

(5)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) as filed on April 21, 2009

(6)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) as filed on April 15, 2014.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed on August 2, 2011.

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed on February 20, 2009.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 9, 2015 as filed on February 10, 2015.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
GARTNER, INC.
CONSOLIDATED FINANCIAL STATEMENTS

All financial statement schedules have been omitted because the information required is not applicable or is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders

Gartner, Inc.:

We have audited the accompanying consolidated balance sheets of Gartner, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gartner, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(KPMG LLP LOGO)

/s/ KPMG LLP

New York, New York

February 27, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders

Gartner, Inc.:

We have audited Gartner, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gartner, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

(KPMG LLP LOGO)

/s/ KPMG LLP

New York, New York

February 27, 2015

GARTNER, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$365,302	$423,990
Fees receivable, net of allowances of $6,700 and $7,000 respectively	552,107	490,923
Deferred commissions	115,381	106,287
Prepaid expenses and other current assets	63,868	63,682
Total current assets	1,096,658	1,084,882
Property, equipment and leasehold improvements, net	97,990	91,759
Goodwill	586,665	519,203
Intangible assets, net	30,689	6,107
Other assets	92,349	81,631
Total Assets	$1,904,351	$1,783,582
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$353,761	$325,059
Deferred revenues	841,457	766,114
Current portion of long-term debt	20,000	68,750
Total current liabilities	1,215,218	1,159,923
Long-term debt	385,000	136,250
Other liabilities	142,962	126,093
Total Liabilities	1,743,180	1,422,266
Stockholders’ equity:
Preferred stock:
$.01 par value, authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
$.0005 par value, authorized 250,000,000 shares for both periods; 156,234,415 shares issued for both periods	78	78
Additional paid-in capital	764,433	718,644
Accumulated other comprehensive (loss) income, net	(21,170)	8,345
Accumulated earnings	1,275,049	1,091,283
Treasury stock, at cost, 68,713,890 and 64,268,863 common shares, respectively	(1,857,219)	(1,457,034)
Total Stockholders’ Equity	161,171	361,316
Total Liabilities and Stockholders’ Equity	$1,904,351	$1,783,582

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Research	$1,445,338	$1,271,011	$1,137,147
Consulting	348,396	314,257	304,893
Events	227,707	198,945	173,768
Total revenues	2,021,441	1,784,213	1,615,808
Costs and expenses:
Cost of services and product development	797,933	713,484	659,067
Selling, general and administrative	876,067	760,458	678,843
Depreciation	31,186	28,996	25,369
Amortization of intangibles	8,226	5,446	4,402
Acquisition and integration charges	21,867	337	2,420
Total costs and expenses	1,735,279	1,508,721	1,370,101
Operating income	286,162	275,492	245,707
Interest income	1,413	1,551	1,046
Interest expense	(12,300)	(10,388)	(9,905)
Other expense, net	(592)	(216)	(1,252)
Income before income taxes	274,683	266,439	235,596
Provision for income taxes	90,917	83,638	69,693
Net income	$183,766	$182,801	$165,903

Net income per share:
Basic	$2.06	$1.97	$1.78
Diluted	$2.03	$1.93	$1.73
Weighted average shares outstanding:
Basic	89,337	93,015	93,444
Diluted	90,719	94,830	95,842

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Year Ended December 31,
	2014	2013	2012
Net income	$183,766	$182,801	$165,903
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(27,461)	503	4,318
Interest rate hedge - net change in deferred gain (loss)	2,163	2,107	(76)
Pension - net change in deferred actuarial (loss) gain	(4,217)	(233)	(4,067)
Other comprehensive (loss) income, net of tax	(29,515)	2,377	175
Comprehensive income	$154,251	$185,178	$166,078

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2011	$78	$646,815	$5,793	$742,579	$(1,213,481)	$181,784
Net income	—	—	—	165,903	—	165,903
Other comprehensive income	—	—	175	—	—	175
Issuances under stock plans	—	(24,626)	—	—	37,059	12,433
Stock compensation tax benefits	—	21,304	—	—	—	21,304
Common share repurchases	—	—	—	—	(111,304)	(111,304)
Stock compensation expense	—	36,378	—	—	—	36,378
Balance at December 31, 2012	$78	$679,871	$5,968	$908,482	$(1,287,726)	$306,673
Net income	—	—	—	182,801	—	182,801
Other comprehensive income	—	—	2,377	—	—	2,377
Issuances under stock plans	—	(21,354)	—	—	27,388	6,034
Stock compensation tax benefits	—	25,392	—	—	—	25,392
Common share repurchases	—	—	—	—	(196,696)	(196,696)
Stock compensation expense	—	34,735	—	—	—	34,735
Balance at December 31, 2013	$78	$718,644	$8,345	$1,091,283	$(1,457,034)	$361,316
Net income	—	—	—	183,766	—	183,766
Other comprehensive loss	—	—	(29,515)	—	—	(29,515)
Issuances under stock plans	—	(11,727)	—	—	19,527	7,800
Stock compensation tax benefits	—	18,671	—	—	—	18,671
Common share repurchases	—	—	—	—	(419,712)	(419,712)
Stock compensation expense	—	38,845	—	—	—	38,845
Balance at December 31, 2014	$78	$764,433	$(21,170)	$1,275,049	$(1,857,219)	$161,171

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net income	$183,766	$182,801	$165,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	39,412	34,442	29,771
Stock-based compensation expense	38,845	34,735	36,378
Excess tax benefits from employee stock-based compensation exercises	(20,193)	(25,392)	(21,304)
Deferred taxes	(759)	16,663	973
Amortization and write-off of debt issue costs	2,645	2,710	2,008
Changes in assets and liabilities:
Fees receivable, net	(76,424)	(28,097)	(38,617)
Deferred commissions	(12,340)	(18,608)	(8,871)
Prepaid expenses and other current assets	(3,017)	(1,187)	(10,604)
Other assets	(7,139)	(5,268)	15,113
Deferred revenues	105,354	80,938	71,645
Accounts payable, accrued, and other liabilities	96,629	41,917	37,418
Cash provided by operating activities	346,779	315,654	279,813
Investing activities:
Additions to property, equipment and leasehold improvements	(38,486)	(36,498)	(44,337)
Acquisitions (net of cash acquired)	(109,928)	—	(10,336)
Acquisitions - increase in restricted cash (escrow)	(14,363)	—	—
Cash used in investing activities	(162,777)	(36,498)	(54,673)
Financing activities:
Proceeds from employee stock-based compensation plans and ESP Plan	7,767	6,042	12,430
Proceeds from borrowings	400,000	205,625	35,000
Payments on debt	(200,000)	(205,625)	(30,000)
Purchases of treasury stock	(432,006)	(181,736)	(111,304)
Fees paid for debt refinancing	(4,624)	(3,553)	—
Excess tax benefits from employee stock-based compensation exercises	20,193	25,392	21,304
Cash used by financing activities	(208,670)	(153,855)	(72,570)
Net (decrease) increase in cash and cash equivalents	(24,668)	125,301	152,570
Effects of exchange rates on cash and cash equivalents	(34,020)	(1,163)	4,543
Cash and cash equivalents, beginning of period	423,990	299,852	142,739
Cash and cash equivalents, end of period	$365,302	$423,990	$299,852

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,600	$8,500	$8,968
Income taxes, net of refunds received	$70,100	$50,767	$46,907

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

Basis of presentation. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270 for financial information and with the applicable instructions of U.S. Securities & Exchange Commission (“SEC”) Regulation S-X. The fiscal year of Gartner represents the twelve-month period from January 1 through December 31. All references to 2014, 2013, and 2012 herein refer to the fiscal year unless otherwise indicated.

Principles of consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of estimates. The preparation of the accompanying consolidated financial statements requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of fees receivable, goodwill, intangible assets, and other long-lived assets, as well as tax accruals and other liabilities. In addition, estimates are used in revenue recognition, income tax expense, performance-based compensation charges, depreciation and amortization, and the allowance for losses on fees receivable. Management believes its use of estimates in the accompanying consolidated financial statements to be reasonable.

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

Acquisitions. The Company accounts for acquisitions in accordance with the acquisition method of accounting as prescribed by FASB ASC Topic 805, Business Combinations. The acquisition method of accounting requires the Company to record the net assets and liabilities acquired based on their estimated fair values as of the acquisition date, with any excess of the consideration transferred over the estimated fair value of the net assets acquired, including identifiable intangible assets, to be recorded to goodwill. Under the acquisition method, the operating results of acquired companies are included in the Company's consolidated financial statements beginning on the date of acquisition. The Company had acquisitions in 2014 and 2012, which are discussed in Note 2 — Acquisitions.

Revenue Recognition. Revenue is recognized in accordance with U.S. GAAP and SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Revenues are only recognized once all required criteria for recognition have been met. The accompanying Consolidated Statements of Operations presents revenues net of any sales or value-added taxes that we collect from customers and remit to government authorities.

The Company’s revenues by significant source are as follows:

Research

Research revenues are derived from subscription contracts for research products. These revenues are deferred and recognized ratably over the applicable contract term. The Company typically enters into twelve-month subscription contracts for research products, although multi-year contracts are being entered into with greater frequency. Reprint fees are recognized when the reprint is delivered.

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

Consulting

Consulting revenues, primarily derived from consulting, measurement and strategic advisory services (paid one-day analyst engagements), are principally generated from fixed fee or time and materials engagements. Revenues from fixed fee engagements are recognized on a proportional performance basis, while revenues from time and material engagements are recognized as work is delivered and/or services are provided. Revenues related to contract optimization engagements are contingent in nature and are only recognized upon satisfaction of all conditions related to their payment. Unbilled fees receivable associated with consulting engagements were $44.0 million at December 31, 2014 and $37.0 million at December 31, 2013.

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

Allowance for losses. The Company maintains an allowance for losses which is composed of a bad debt allowance and a sales reserve. Provisions are charged against earnings, either as a reduction of revenues or as an increase to expense. The amount of the allowance for losses is based on historical loss experience, aging of outstanding receivables, our assessment of current economic conditions and the financial health of specific clients.

Cost of services and product development (“COS”). COS expense includes the direct costs incurred in the creation and delivery of our products and services. These costs primarily relate to personnel.

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

Stock-based compensation expense. The Company accounts for stock-based compensation in accordance with FASB ASC Topics 505 and 718, as interpreted by SEC Staff Accounting Bulletins No. 107 (“SAB No. 107”) and No. 110 (“SAB No. 110”). Stock-based compensation cost is based on the fair value of the award on the date of grant, which is expensed over the related service period, net of estimated forfeitures. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. During 2014, 2013 and 2012, the Company recognized $38.8 million, $34.7 million and $36.4 million, respectively, of stock-based compensation expense, a portion of which is recorded in both COS and SG&A in the Consolidated Statements of Operations (see Note 8 — Stock-Based Compensation for additional information).

Income tax expense. The Company uses the asset and liability method of accounting for income taxes. We estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating our current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. In assessing the realizability of deferred tax assets, management considers if it is more likely than not that some or all of the deferred tax assets will not be realized. We consider the availability of loss carryforwards, projected reversal of deferred tax liabilities, projected future taxable income, and ongoing prudent and feasible tax planning strategies in making this assessment. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained based on the technical merits of the position.

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

Property, equipment and leasehold improvements. The Company leases all of its facilities and certain equipment. These leases are all classified as operating leases in accordance with FASB ASC Topic 840. The cost of these operating leases, including any contractual rent increases, rent concessions, and landlord incentives, are recognized ratably over the life of the related lease agreement. Lease expense was $31.5 million, $30.8 million, and $30.3 million in 2014, 2013, and 2012, respectively.

Equipment, leasehold improvements, and other fixed assets owned by the Company are recorded at cost less accumulated depreciation. Except for leasehold improvements, these fixed assets are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvement or the remaining term of the related lease. The Company had total depreciation expense of $31.2 million, $29.0 million, and $25.4 million in 2014, 2013, and 2012, respectively. The Company's total fixed assets, less accumulated depreciation and amortization, consisted of the following (in thousands):

	Useful Life	December 31,
Category	(Years)	2014	2013
Computer equipment and software	2-7	$144,293	$136,640
Furniture and equipment	3-8	37,221	34,024
Leasehold improvements	2-15	78,094	70,261
		$259,608	$240,925
Less — accumulated depreciation and amortization		(161,618)	(149,166)
Property, equipment, and leasehold improvements, net		$97,990	$91,759

The Company incurs costs to develop internal use software used in our operations, and certain of these costs meeting the criteria outlined in FASB ASC Topic 350 are capitalized and amortized over future periods. Net capitalized development costs for internal use software was $14.1 million at both December 31, 2014 and 2013, which is included in the Computer equipment and software category above. Amortization of capitalized internal software development costs, which is classified in Depreciation in the Consolidated Statements of Operations, totaled $8.2 million in both 2014 and 2013, and $7.4 million in 2012.

Intangible assets. The Company has amortizable intangible assets which are amortized against earnings using the straight-line method over their expected useful lives. Changes in intangible assets subject to amortization during the two-year period ended December 31, 2014 are as follows (in thousands):

December 31, 2014	Trade Names	Customer Relationships	Content	Software	Non-Compete	Total
Gross cost, December 31, 2013	$6,023	$10,146	$3,496	$2,143	$—	$21,808
Additions due to acquisitions (1)	915	18,054	206	5,000	7,800	31,975
Non-competition agreement (2)	—	—	—	—	1,500	1,500
Foreign currency translation impact	(14)	(267)	(142)	(574)	(28)	(1,025)
Gross cost	6,924	27,933	3,560	6,569	9,272	54,258
Accumulated amortization (3), (4)	(6,202)	(11,072)	(2,246)	(2,603)	(1,446)	(23,569)
Balance, December 31, 2014	$722	$16,861	$1,314	$3,966	$7,826	$30,689

December 31, 2013	Trade Names	Customer Relationships	Content	Software	Total
Gross cost, December 31, 2012	$6,019	$10,562	$3,447	$2,124	$22,152
Foreign currency translation impact	4	(416)	49	19	(344)
Gross cost	6,023	10,146	3,496	2,143	21,808
Accumulated amortization (3), (4)	(4,817)	(8,372)	(1,388)	(1,124)	(15,701)
Balance, December 31, 2013	$1,206	$1,774	$2,108	$1,019	$6,107

(1)	The additions are due to the Company's 2014 Acquisitions. See Note 2 — Acquisitions for additional information.

(2)	The non-competition intangible relates to a separation agreement with the Company's former CFO.

(3)
Intangible assets are amortized against earnings over the following periods: Trade name—2 to 5 years; Customer relationships 4 to 7 years; Content—1.5 to 4 years; Software—3 years; Non-compete—4 to 5 years.

(4)	Aggregate amortization expense related to intangible assets was $8.2 million, $5.4 million, and $4.4 million in 2014, 2013, and 2012, respectively.

The estimated future amortization expense by year from amortizable intangibles is as follows (in thousands):

2015	$8,094
2016	6,956
2017	5,507
2018	4,330
2019	2,807
Thereafter	2,995
$30,689

Goodwill. Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the tangible and identifiable intangible net assets acquired. The evaluation of the recoverability of goodwill is performed in accordance with FASB ASC Topic 350, which requires an annual assessment of potential goodwill impairment at the reporting unit level and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The annual assessment of the recoverability of recorded goodwill can be based on either a qualitative or quantitative assessment or a combination of the two. Both methods utilize estimates which in turn require judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of the resulting estimates are subject to uncertainty.

The Company conducted a qualitative assessment of the fair value of its reporting units as of September 30, 2014 based in part on the demonstrated historical trend of the fair values of the Company’s reporting units substantially exceeding their carrying values and the Company's recent financial performance. Among the factors included in the Company’s qualitative assessment were general economic conditions and the competitive environment; actual and projected reporting unit financial performance; forward-looking business measurements; and external market assessments. Based on the results of the qualitative assessment, the Company believes the fair values of its reporting units continue to exceed their respective carrying values.

The following table presents changes to the carrying amount of goodwill by segment during the two-year period ended December 31, 2014 (in thousands):

	Research	Consulting	Events	Total
Balance, December 31, 2012 (1)	$377,225	$100,349	$41,932	$519,506
Foreign currency translation adjustments	(657)	328	26	(303)
Balance, December 31, 2013	$376,568	$100,677	$41,958	$519,203
Addition due to acquisitions (2)	78,373	—	—	78,373
Foreign currency translation adjustments	(9,481)	(1,260)	(170)	(10,911)
Balance, December 31, 2014	$445,460	$99,417	$41,788	$586,665

(1)	The Company does not have an accumulated goodwill impairment loss.

(2)	The addition is due to the 2014 Acquisitions (See Note 2—Acquisitions for additional discussion). All of the recorded goodwill from these acquisitions has been included in the Research segment.

Impairment of long-lived and intangible assets. The Company reviews its long-lived and intangible assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the respective asset may not be recoverable. Such evaluation may be based on a number of factors including current and projected operating results and cash flows, changes in management’s strategic direction as well as external economic and market factors. The Company’s policy regarding long-lived assets and intangible assets other than goodwill is to evaluate the recoverability of these assets by determining whether the balance can be recovered through undiscounted future operating cash flows. Should events or circumstances indicate that the carrying value might not be recoverable based on undiscounted future operating cash flows, an impairment loss would be recognized. The amount of impairment, if any, is measured based on the difference between projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds and the carrying value of the asset. The Company did not record any material impairment charges for long-lived and intangible assets during the three year period ended December 31, 2014.

Pension obligations. The Company has defined-benefit pension plans in several of its international locations (see Note 13 — Employee Benefits). Benefits earned under these plans are generally based on years of service and level of employee compensation. The Company accounts for defined benefit plans in accordance with the requirements of FASB ASC Topic 715. The Company determines the periodic pension expense and related liabilities for these plans through actuarial assumptions and valuations. The Company recognized $3.4 million, $3.8 million, and $2.6 million of expense for these plans in 2014, 2013, and 2012, respectively. The Company classifies pension expense in SG&A in the Consolidated Statements of Operations.

Debt. The Company presents amounts borrowed in the Consolidated Balance Sheets at amortized cost. Interest accrued on amounts borrowed is classified in Interest expense in the Consolidated Statements of Operations. The Company refinanced its debt in 2014 and had $405.0 million of debt outstanding at December 31, 2014 (see Note 5—Debt for additional information).

Foreign currency exposure. The functional currency of our foreign subsidiaries is typically the local currency. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded as foreign currency translation adjustments, a component of Accumulated other comprehensive income, net within the Stockholders’ equity section of the Consolidated Balance Sheets.

Currency transaction gains or losses arising from transactions denominated in currencies other than the functional currency of a subsidiary are recognized in results of operations in Other expense, net within the Consolidated Statements of Operations. Net currency transaction losses were $(1.7) million, $(0.9) million, and $(2.3) million in 2014, 2013, and 2012, respectively. The Company enters into foreign currency forward exchange contracts to mitigate the effects of adverse fluctuations in foreign currency exchange rates on these transactions. These contracts generally have a short duration and are recorded at fair value with both realized and unrealized gains and losses recorded in Other expense, net. The net gain (loss) from these contracts was $0.6 million, $(0.1) million, and $0.6 million in 2014, 2013, and 2012, respectively.

Comprehensive income. The Company reports comprehensive income in a separate statement termed the Consolidated Statements of Comprehensive Income, which is included herein. The Company's comprehensive income disclosures are included in Note 7 — Stockholders' Equity.

Fair value disclosures. The Company has a limited number of assets and liabilities that are adjusted to fair value at each balance sheet date. The Company’s fair value disclosures are included in Note 12 — Fair Value Disclosures.

Concentrations of credit risk. Assets that may subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents, accounts receivable, interest rate swaps, and a pension reinsurance asset. The majority of the Company’s cash equivalent investments and its interest rate swap contract are with investment grade commercial banks. Accounts receivable balances deemed to be collectible from customers have limited concentration of credit risk due to our diverse customer base and geographic dispersion. The Company’s pension reinsurance asset (see Note 13 — Employee Benefits) is maintained with a large international insurance company that was rated investment grade as of December 31, 2014.

Stock repurchase programs. The Company records the cost to repurchase its own common shares to treasury stock. During 2014, 2013 and 2012, the Company used $432.0 million, $181.7 million, and $111.3 million, respectively, in cash for stock repurchases (see Note 7 — Stockholders’ Equity). Shares repurchased by the Company are added to treasury shares and are not retired.

Adoption of new accounting rules. The Company adopted the following accounting rules in the year ended December 31, 2014:

Unrecognized Tax Benefits

The Company adopted ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU No. 2013-11") on January 1, 2014. ASU No. 2013-11 addresses the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The balance sheet impact from the adoption of ASU No. 2013-11 was not material to the Company.

Cumulative Translation Adjustments

The Company adopted ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU No. 2013-05"), on January 1, 2014. ASU No. 2013-05 provides updated guidance to resolve diversity in practice concerning the release of the cumulative foreign currency translation adjustment into net income when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. When a company ceases to have a controlling financial interest, the company should recognize any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary had resided. Upon a partial sale, the company should release into earnings a pro rata portion of the cumulative translation adjustment. The adoption of ASU No. 2013-05 did not impact the Company's financial statements and will only have an impact upon the occurrence of a transaction within its scope.

Recent accounting developments. Accounting rules that have been issued by the FASB that have not yet become effective and that may impact the Company’s consolidated financial statements or related disclosures in future periods are described below:

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers" ("ASU No. 2014-09"). ASU No. 2014 -09 is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue recognition requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of the new rule are effective for Gartner on January 1, 2017. Early adoption is not permitted. We continue to evaluate the impact of ASU No. 2014-09.

Discontinued Operations

In May 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which changes the criteria for determining which disposal transactions can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The Company adopted the new rule on January 1, 2015 and it did not have an impact on the Company's consolidated financial statements.

The FASB also continues to work on a number of significant accounting rules which may impact the Company’s accounting and disclosures in future periods. Since these rules have not yet been issued, the effective dates and potential impact are unknown.

2 — ACQUISITIONS

The Company completed three acquisitions in the year ended December 31, 2014 (the "2014 Acquisitions") and one acquisition in 2012, which are discussed below.

2014

In March 2014, the Company acquired Software Advice, Inc., (“Software Advice”), a privately-owned company based in Austin, Texas with 120 employees. Software Advice assists customers with software purchases. At closing, the Company paid $103.2 million in cash for 100% of the outstanding shares of Software Advice. The Company is also obligated to pay up to an additional $31.9 million in cash related to the acquisition. This includes $13.5 million placed in escrow as security for potential losses. Release of the escrowed funds is also subject to the achievement of certain employment conditions. The escrow amount is considered restricted cash and is recorded in Other Assets in the Consolidated Balance Sheets. An additional $18.4 million is payable contingent on the achievement of certain employment conditions. This amount is also subject to any indemnified losses in excess of the escrowed funds. The $31.9 million obligation (adjusted for any indemnified losses) is being recognized as compensation expense over the two-year service period of the relevant employees in Acquisition and integration charges in the Consolidated Statements of Operations. If the employment conditions are not met, any expense previously accrued will be reversed in the period employment terminates.

In May 2014, the Company acquired 100% of the outstanding shares of Market-Visio Oy ("Market-Visio"), a privately-owned Finnish company with 68 employees, now named Gartner Finland Oy. Market-Visio was previously an independent sales agent of Gartner research products, as well as locally-created research content, in Finland and Russia. Gartner Finland Oy conducts its operations in Russia through a wholly-owned operating subsidiary, now named Gartner RUS LLC. The Company paid a total of $6.5 million in cash for Market-Visio, which included $4.1 million paid at close in May and $2.4 million paid in October for working capital adjustments.

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

The Company's financial statements include the operating results of these businesses beginning from their respective dates of acquisition. The operating results of these businesses were not material to the Company's consolidated and segment operating results for the fiscal year ended December 31, 2014. In addition, had the Company acquired these businesses in prior periods the impact to the Company's operating results for prior periods would not have been material, and as a result pro forma financial information for prior periods has not been presented. The Company recorded $21.9 million of pre-tax acquisition and integration charges in the fiscal year ended December 31, 2014 related to these acquisitions, which are classified in Acquisition and integration charges in the Condensed Consolidated Statements of Operations. Acquisition and integration charges are directly-related to our acquisitions and primarily include amounts accrued for payments contingent on the achievement of certain employment conditions, legal, consulting, and severance costs.

The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in the 2014 Acquisitions (in thousands):

	Software Advice	Other Acquisitions (1)	Total
Assets:
Cash	$1,450	$3,203	$4,653
Fees receivable and other current assets	3,606	3,694	7,300
Property, equipment, and leasehold improvements	235	170	405
Amortizable intangible assets (2)	26,928	5,047	31,975
Goodwill (3)	73,663	4,710	78,373
Total assets	$105,882	$16,824	$122,706

Liabilities:
Accounts payable and accrued liabilities	$2,657	$4,484	$7,141
Total liabilities	$2,657	$4,484	$7,141

Net assets acquired (4)	$103,225	$12,340	$115,565

(1)	Includes the SircleIT Inc. and Market-Visio acquisitions.

(2)	See Note 1 - Business and Significant Accounting Policies for additional information regarding the types and amounts of amortizable intangibles recorded from the 2014 Acquisitions.

(3)
During 2014, and subsequent to the 2014 Acquisitions, the Company recorded certain working capital, tax, and other minor adjustments which decreased the recorded goodwill resulting from the Market-Visio and SircleIT Inc. acquisitions by approximately $0.1 million and $0.2 million, respectively. In addition, the recorded amount of an amortizable intangible asset resulting from the Software Advice acquisition was reduced by $2.7 million and goodwill was increased by the same amount due to a change in the underlying assumptions used to value the amortizable intangible asset based on the consideration of additional information that became available.

(4)
The Company paid $114.6 million in cash on a gross basis for the net assets acquired through December 31, 2014. On a net basis, and for cash flow reporting, the Company paid $109.9 million in cash through December 31, 2014, which represents the $114.6 million in cash paid on a gross basis minus the $4.7 million of cash acquired from the purchased companies.

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

The Company considers the allocation of the purchase price for the 2014 Acquisitions to be preliminary with respect to certain tax contingencies. The majority of the recorded goodwill and intangibles from these transactions will be deductible for tax purposes over 15 years. All of the recorded goodwill from the 2014 Acquisitions was included in the Company’s Research segment. The Company believes the recorded goodwill is supported by the anticipated revenue synergies, customer retention, and cost savings resulting from the combined operations.

2012

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

3 — OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2014	2013
Security deposits	$4,951	$5,505
Debt issuance costs	7,781	4,878
Benefit plan-related assets	43,293	42,367
Non-current deferred tax assets	17,960	24,371
Acquisition escrow - restricted cash	14,363	—
Other	4,001	4,510
Total other assets	$92,349	$81,631

4 — ACCOUNTS PAYABLE, ACCRUED, AND OTHER LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Accounts payable	$16,802	$17,671
Payroll and employee benefits payable	79,831	72,650
Severance and retention bonus payable	26,965	10,574
Bonus payable	83,000	75,758
Commissions payable	64,888	57,078
Taxes payable	18,538	14,392
Rent and other facilities costs	4,259	3,903
Professional, consulting, audit fees	9,429	9,159
Events fulfillment liabilities	6,586	6,600
Other accrued liabilities	43,463	57,274
Total accounts payable and accrued liabilities	$353,761	$325,059

Other liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Non-current deferred revenue	$7,056	$8,959
Interest rate swap liability	2,900	6,505
Long-term taxes payable	8,506	9,590
Deferred rent	16,667	18,127
Benefit plan-related liabilities	64,994	58,000
Other	42,839	24,912
Total other liabilities	$142,962	$126,093

5 — DEBT

2014 Credit Agreement

The Company entered into a new credit arrangement in December 2014 (the “2014 Credit Agreement”) to take advantage of favorable credit conditions. The 2014 Credit Agreement provides for a five-year, $400.0 million term loan and a $1.1 billion revolving credit facility. In addition, the 2014 Credit Agreement contains an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, by up to an additional $500.0 million in the aggregate.

The term loan will be repaid in 16 consecutive quarterly installments which will commence on March 31, 2015, plus a final payment due in December 2019, and may be prepaid at any time without penalty or premium (other than applicable breakage costs) at the Company’s option. The revolving credit facility may be used for loans, and up to $40.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until December 2019, at which time all amounts borrowed must be repaid. The Company recorded a charge of $0.5 million for capitalized debt issuance costs related to the termination of the previous credit arrangement, which is included in Interest expense, net in the Condensed Consolidated Statements of Operations. The Company incurred $4.6 million in debt issuance costs related to the new credit facility, which was capitalized and is being amortized to interest expense over the term of the 2014 Credit Agreement.

Amounts borrowed under the 2014 Credit Agreement bear interest at a rate equal to, at Gartner’s option, either:

(1) the greatest of: (i) the administrative agent’s prime rate; (ii) the average rate on overnight federal funds plus 1/2 of 1%; (iii) the eurodollar rate (adjusted for statutory reserves) plus 1%; in each case plus a margin equal to between 0.125% and 0.50% depending on Gartner’s consolidated leverage ratio as of the end of the four consecutive fiscal quarters most recently ended; or

(2) the eurodollar rate (adjusted for statutory reserves) plus a margin equal to between 1.125% and 1.50%, depending on Gartner’s leverage ratio as of the end of the four consecutive fiscal quarters most recently ended.

The 2014 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum interest expense coverage ratio, and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, make investments and enter into certain transactions with affiliates. The Company was in full compliance with the loan covenants as of December 31, 2014.

The following table summarizes the Company’s total outstanding borrowings (in thousands):

	Amount Outstanding December 31,	Amount Outstanding December 31,
Description:	2014	2013
Term loan (1)	$400,000	$144,375
Revolver (1), (2)	—	55,625
Other (3)	5,000	5,000
Total (4)	$405,000	$205,000

(1)
The contractual annual interest rate as of December 31, 2014 on the term loan was 1.42%, which consisted of a floating Eurodollar base rate of 0.17% plus a margin of 1.25%. However, the Company has an interest rate swap contract which converts the floating Eurodollar base rate to a 2.26% fixed base rate on the first $200.0 million of Company borrowings (see below). As a result, the Company’s weighted-average annual interest rate on the $400.0 million of outstanding debt under the 2014 Credit Facility as of December 31, 2014, including the margin, was approximately 2.46%.

(2)	The Company had approximately $1.1 billion of available borrowing capacity on the revolver (not including the expansion feature) as of December 31, 2014.

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

(4)	As of December 31, 2014, $20.0 million of debt was classified as short term and $385.0 million was classified as long term on the Consolidated Balance Sheets.

Interest Rate Hedge

The Company has a $200.0 million notional fixed-for-floating interest rate swap contract which it designates as a hedge of the forecasted interest payments on the Company’s variable rate borrowings. Under the swap terms, the Company pays a base fixed rate of 2.26% and in return receives a floating Eurodollar rate. The swap contract expires in late 2015.

The Company accounts for the interest rate swap as a cash flow hedge in accordance with FASB ASC Topic 815. Since the swap is hedging forecasted interest payments, changes in the fair value of the swap are recorded in OCI as long as the swap continues to be a highly effective hedge of the designated interest rate risk. Any ineffective portion of change in the fair value of the hedge is recorded in earnings. At December 31, 2014, there was no ineffective portion of the hedge. The interest rate swap had a negative fair value (liability) to the Company of $2.9 million and $6.5 million as of December 31, 2014 and 2013, respectively, which is recorded in Other liabilities in the Consolidated Balance Sheets.

Subsequent to year-end 2014, the Company entered into an additional $200.0 million notional fixed-for-floating interest rate swap which will also hedge the forecasted interest payments on the Company's variable rate borrowings. The swap contract requires the Company to pay a fixed rate of 1.6% and in return receive a floating Eurodollar rate. The swap contract expires in September 2019.

Letters of Credit

The Company had $9.3 million of letters of credit and related guarantees outstanding at year-end 2014. The Company issues these instruments in the ordinary course of business to facilitate transactions with customers and others.

6 — COMMITMENTS AND CONTINGENCIES

Contractual Lease Commitments. The Company leases various facilities, computer and office equipment, furniture, and other assets under non-cancelable operating lease agreements expiring between 2015 and 2030. The future minimum annual cash payments under these operating lease agreements as of December 31, 2014 were as follows (in thousands):

Year ended December 31,
2015	$35,230
2016	28,515
2017	22,930
2018	18,795
2019	16,740
Thereafter	100,960
Total minimum lease payments (1)	$223,170

(1)	Excludes $0.1 million of future contractual sublease rental income.

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

Indemnifications. The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2014, we did not have any indemnification agreements that could require material payments.

7 — STOCKHOLDERS’ EQUITY

Common stock. Holders of Gartner’s Common Stock, par value $.0005 per share (“Common Stock”) are entitled to one vote per share on all matters to be voted by stockholders. The Company does not currently pay cash dividends on its Common Stock. Also, our credit arrangement contains a negative covenant which may limit our ability to pay dividends. The following table summarizes transactions relating to Common Stock for the three years’ ending December 31, 2014:

	Issued Shares	Treasury Stock Shares
Balance at December 31, 2011	156,234,415	62,891,251
Issuances under stock plans	—	(2,756,389)
Purchases for treasury (1)	—	2,738,238
Balance at December 31, 2012	156,234,415	62,873,100
Issuances under stock plans	—	(2,037,091)
Purchases for treasury (1)	—	3,432,854
Balance at December 31, 2013	156,234,415	64,268,863
Issuances under stock plans	—	(1,452,419)
Purchases for treasury (1)	—	5,897,446
Balance at December 31, 2014	156,234,415	68,713,890

(1)	The Company used a total of $432.0 million, $181.7 million, and $111.3 million in cash for share repurchases in 2014, 2013, and 2012, respectively.

Share repurchase authorization. On February 4, 2014, the Company’s Board of Directors authorized $800.0 million to repurchase the Company's common stock. This authorization succeeded the Company’s prior $500.0 million share repurchase authorization, which was substantially utilized. The Company may repurchase its common stock from time to time in amounts and at prices the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases, private transactions or other transactions and will be funded from cash on hand and borrowings under the Company’s credit agreement. As of December 31, 2014, approximately $413.3 million of this authorization remained available for repurchases.

Accumulated other comprehensive income, net. The following tables disclose information about changes in accumulated other comprehensive income ("AOCI"), a component of equity, by component and the related amounts reclassified out of AOCI to income during the years indicated (net of tax, in thousands) (1):

2014

	Interest Rate Swap	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance - December 31, 2013	$(3,903)	$(1,811)	$14,059	$8,345
Changes during the period:
Change in AOCI before reclassifications to income	(292)	(4,275)	(27,461)	(32,028)
Reclassifications from AOCI to income during the period (2), (3)	2,455	58	—	2,513
Other comprehensive income (loss) for the period	2,163	(4,217)	(27,461)	(29,515)
Balance - December 31, 2014	$(1,740)	$(6,028)	$(13,402)	$(21,170)

2013

	Interest Rate Swap	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance - December 31, 2012	$(6,010)	$(1,578)	$13,556	$5,968
Changes during the period:
Change in AOCI before reclassifications to income	(297)	(257)	503	(51)
Reclassifications from AOCI to income during the period (2), (3)	2,404	24	—	2,428
Other comprehensive income (loss) for the period	2,107	(233)	503	2,377
Balance - December 31, 2013	$(3,903)	$(1,811)	$14,059	$8,345

(1) Amounts in parentheses represent debits (deferred losses).

(2) The reclassifications related to the interest rate swap (cash flow hedge) were recorded in Interest expense, net of tax effect. See Note 11 – Derivatives and Hedging for information regarding the hedge.

(3) The reclassifications related to defined benefit pension plans were recorded in Selling, general and administrative expense, net of tax effect. See Note 13 – Employee Benefits for information regarding the Company’s defined benefit pension plans.

8 — STOCK-BASED COMPENSATION

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. At December 31, 2014, the Company had 8.0 million shares of Common Stock available for awards of stock-based compensation under its 2014 Long-Term Incentive Plan.

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

The Company recognized the following amounts of stock-based compensation expense by award type for the years ended December 31 (in millions):

Award type:	2014	2013	2012
Stock appreciation rights	$5.0	$5.2	$6.4
Common stock equivalents	0.6	0.6	0.5
Restricted stock units	33.2	28.9	29.5
Total (1)	$38.8	$34.7	$36.4

(1)	Includes charges of $14.8 million, $12.5 million, and $5.1 million in 2014, 2013 and 2012, respectively, for awards to retirement-eligible employees since these awards vest on an accelerated basis

Stock-based compensation expense was recognized by line item in the Consolidated Statements of Operations for the years ended December 31 (in millions):

Amount recorded in:	2014	2013	2012
Costs of services and product development	$17.6	$15.3	$15.3
Selling, general, and administrative	21.2	19.4	21.1
Total	$38.8	$34.7	$36.4

As of December 31, 2014, the Company had $44.9 million of total unrecognized stock-based compensation cost, which is expected to be recognized as stock-based compensation expense over the remaining weighted-average service period of approximately 2.2 years.

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

The following table summarizes changes in SARs outstanding for the year ended December 31, 2014:

	SARs in millions	Per Share Weighted- Average Exercise Price	Per Share Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2013	1.6	$34.14	$11.63	4.34 years
Granted	0.4	64.64	14.99	6.11 years
Forfeited	(0.1)	na	na	na
Exercised	(0.5)	24.12	8.82	na
Outstanding at December 31, 2014 (1), (2)	1.4	$44.44	$13.26	4.34 years
Vested and exercisable at December 31, 2014 (1)	0.6	$33.36	$11.62	3.22 years

na = not applicable

(1)	At December 31, 2014, 0.8 million of these SARs were unvested. The Company expects that substantially all of these unvested awards will vest in future periods.

(2)	At December 31, 2014, SARs outstanding had an intrinsic value of $58.5 million. SARs vested and exercisable had an intrinsic value of $30.8 million.

The fair value of the SARs granted was estimated on the date of grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions for the years ended December 31:

	2014	2013	2012
Expected dividend yield (1)	—%	—%	—%
Expected stock price volatility (2)	25%	35%	40%
Risk-free interest rate (3)	1.3%	0.8%	0.8%
Expected life in years (4)	4.43	4.49	4.61

(1)	The dividend yield assumption is based on both the history and expectation of the Company’s dividend payouts. Historically the Company has not paid cash dividends on its Common Stock.

(2)	The determination of expected stock price volatility was based on both historical Common Stock prices and the implied volatility from publicly traded options in Common Stock.

(3)	The risk-free interest rate is based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

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

The following table summarizes the changes in RSUs outstanding during the year ended December 31, 2014:

	Restricted Stock Units (RSUs) (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	1.8	$38.83
Granted (1)	0.6	65.48
Vested and released	(0.9)	34.17
Forfeited	(0.1)	—
Outstanding at December 31, 2014 (2), (3)	1.4	$50.76

(1)
The 0.6 million RSUs granted in 2014 consisted of 0.3 million performance-based RSUs awarded to executives and 0.3 million service-based RSUs awarded to non-executive employees and non-management board members. The aggregate target number of performance-based RSUs awarded in 2014 was 0.2 million, subject to adjustment from 0% to 200% of the target number depending upon the increase in the Company's subscription-based contract value ("CV') measured on December 31, 2014 compared to December 31, 2013. The actual CV increase achieved for 2014 was 172.6%, which resulted in the final grant of approximately 0.3 million performance-based RSUs to the executives.

(2)	The Company expects that substantially all of the outstanding awards at December 31, 2014 will vest in future periods.

(3)	The weighted-average remaining contractual term of the outstanding RSUs is approximately 1 year.

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

The following table summarizes the changes in CSEs outstanding for the year ended December 31, 2014:

	Common Stock Equivalents (CSEs)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	102,479	$17.71
Granted	8,509	74.48
Converted to common shares	(6,785)	74.48
Outstanding at December 31, 2014	104,203	$18.65

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESP Plan”) under which eligible employees are permitted to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation (or $23,750 in any calendar year), at a price equal to 95% of the closing price of the Common Stock as reported by the New York Stock Exchange at the end of each offering period. At December 31, 2014, the Company had approximately 1.1 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718, and as a result the Company does not record stock-based compensation expense for employee share purchases. The Company received $7.8 million, $6.0 million, and $12.4 million in cash from share purchases under the ESP Plan and exercises of stock options during 2014, 2013, and 2012, respectively.

9 — COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. When the impact of common share equivalents is anti-dilutive, they are excluded from the calculation. The following table sets forth the reconciliation of the basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share amounts):

	2014	2013	2012
Numerator:
Net income used for calculating basic and diluted earnings per common share	$183,766	$182,801	$165,903
Denominator: (1)
Weighted average number of common shares used in the calculation of basic earnings per share	89,337	93,015	93,444
Common share equivalents associated with stock-based compensation plans	1,382	1,815	2,398
Shares used in the calculation of diluted earnings per share	90,719	94,830	95,842
Earnings per share:
Basic	$2.06	$1.97	$1.78
Diluted	$2.03	$1.93	$1.73

(1)	The Company repurchased 5.9 million, 3.4 million, and 2.7 million shares of its Common Stock in 2014, 2013, and 2012, respectively.

The following table presents the number of common share equivalents that were not included in the computation of diluted EPS in the table above because the effect would have been anti-dilutive. During periods with net income, these common share equivalents were anti-dilutive because their exercise price was greater than the average market value of a share of Common Stock during the period.

	2014	2013	2012
Anti-dilutive common share equivalents as of December 31 (in millions):	0.3	0.3	0.7
Average market price per share of Common Stock during the year	$73.27	$57.50	$43.80

10 — INCOME TAXES

Following is a summary of the components of income before income taxes for the years ended December 31 (in thousands):

	2014	2013	2012
U.S.	$188,963	$186,330	$150,023
Non-U.S.	85,720	80,109	85,573
Income before income taxes	$274,683	$266,439	$235,596

The expense for income taxes on the above income consists of the following components (in thousands):

	2014	2013	2012
Current tax expense:
U.S. federal	$49,281	$20,215	$25,270
State and local	5,135	4,928	2,508
Foreign	16,653	17,167	18,822
Total current	71,069	42,310	46,600
Deferred tax (benefit) expense:
U.S. federal	(6,670)	18,824	8,379
State and local	6,477	2,742	(770)
Foreign	779	(4,688)	(7,797)
Total deferred	586	16,878	(188)
Total current and deferred	71,655	59,188	46,412
Benefit (expense) relating to interest rate swap used to increase (decrease) equity	(1,442)	(1,405)	51
Benefit from stock transactions with employees used to increase equity	18,704	25,373	21,304
Benefit (expense) relating to defined-benefit pension adjustments used to increase (decrease) equity	2,000	482	1,926
Total tax expense	$90,917	$83,638	$69,693

Current and long-term deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2014	2013
Accrued liabilities	$67,066	$56,787
Loss and credit carryforwards	13,350	17,648
Assets relating to equity compensation	19,920	19,773
Other assets	3,420	1,306
Gross deferred tax assets	103,756	95,514
Property, equipment, and leasehold improvements	(10,817)	(12,067)
Intangible assets	(29,400)	(25,338)
Prepaid expenses	(26,584)	(22,517)
Other liabilities	(3,591)	—
Gross deferred tax liabilities	(70,392)	(59,922)
Valuation allowance	(570)	(617)
Net deferred tax assets	$32,794	$34,975

Current net deferred tax assets and current net deferred tax liabilities were $17.5 million and $2.1 million as of December 31, 2014 and $19.5 million and $8.7 million as of December 31, 2013, respectively, and are included in Prepaid expenses and other current assets and Accounts payable and accrued liabilities in the Consolidated Balance Sheets. Long-term net deferred tax assets and long-term net deferred tax liabilities were $18.0 million and $0.6 million as of December 31, 2014 and $24.4 million and $0.2 million as of December 31, 2013, respectively, and are included in Other assets and Other liabilities in the Consolidated Balance Sheets. Based on its assessment, management has concluded it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance at December 31, 2014.

The valuation allowances of $0.6 million as of both December 31, 2014 and 2013 largely relate to certain net operating losses.

As of December 31, 2014, the Company had state and local tax net operating loss carryforwards of $7.8 million, of which $0.7 million expire within one to five years, $6.3 million expire within six to fifteen years, and $0.8 million expire within sixteen to twenty years. The Company also had state tax credits of $1.6 million which will expire within two to five years. These amounts have been reduced for unrecognized tax benefits, consistent with FASB ASU 2013-11.

As of December 31, 2014, the Company had non-U.S. net operating loss carryforwards of $30.2 million, of which $2.6 million expire over the next 20 years and $27.6 million can be carried forward indefinitely. In addition, the Company also had foreign tax credit carryforwards of $3.4 million, of which approximately half will expire at the end of 2017 and the remainder at the end of 2024.

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate on income before income taxes for the years ended December 31 follow:

	2014	2013	2012
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.1	3.2	1.8
Effect of non-U.S. operations (1)	(7.0)	(6.1)	(6.4)
Record (release) reserve for tax contingencies	2.6	0.9	0.7
Record (release) valuation allowance	—	(0.5)	—
Other items, net	(0.6)	(1.1)	(1.5)
Effective tax rate	33.1%	31.4%	29.6%

(1)	Includes the effect of foreign income taxed at different rates, U.S. tax on actual and deemed distributions, and foreign tax credits.

For 2014 and 2013 state income taxes, net of federal tax benefit, include approximately $1.3 million and $1.3 million, respectively, of benefit relating to economic development tax credits associated with the renovation of the Company’s Stamford headquarters facility.

As of December 31, 2014 and December 31, 2013, the Company had unrecognized tax benefits of $20.6 million and $14.5 million, respectively. The increase is primarily attributable to positions taken with respect to state income tax apportionment and the realizability of certain refund claims. It is reasonably possible that the unrecognized tax benefits will be decreased by $4.9 million within the next 12 months due to anticipated closure of audits and the expiration of certain statutes of limitation. The unrecognized tax benefits relate primarily to the utilization of certain tax attributes, state income tax positions, and intercompany transactions.

The Company classifies uncertain tax positions not expected to be settled within one year as long term liabilities. As of December 31, 2014 and December 31, 2013, the Company had $15.7 million and $11.4 million, respectively, related to long term uncertain tax positions.

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, for the years ending December 31 (in thousands):

	2014	2013
Beginning balance	$14,488	$17,552
Additions based on tax positions related to the current year	6,351	4,237
Additions for tax positions of prior years	4,112	827
Reductions for tax positions of prior years	(2,317)	(1,973)
Reductions for expiration of statutes	(1,027)	(3,860)
Settlements	(143)	(1,575)
Change in foreign currency exchange rates	(819)	(720)
Ending balance	$20,645	$14,488

Included in the balance of unrecognized tax benefits at December 31, 2014 are potential benefits of $16.5 million that if recognized would reduce the effective tax rate on income from continuing operations. Also included in the balance of unrecognized tax benefits as of December 31, 2014 are potential benefits of $4.1 million that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The Company accrues interest and penalties related to unrecognized tax benefits in its income tax provision. As of both December 31, 2014 and December 31, 2013, the Company had $3.3 million of accrued interest and penalties related to unrecognized tax benefits. These amounts are in addition to the unrecognized tax benefits disclosed above. The total amount of interest and penalties recognized in the Consolidated Statements of Operations for the years ending December 31, 2014 and December 31, 2013 was $0.1 million and $0.3 million, respectively.

The number of years with open statutes of limitation varies depending on the tax jurisdiction. Generally, the Company’s statutes are open for tax years ended December 31, 2010 and forward, with the exception of India which is open for tax years 2003 and forward. Major taxing jurisdictions include the U.S. (federal and state), the United Kingdom, Canada, Japan, Italy, India, France, and Ireland.

During 2014, the Internal Revenue Service closed the audit of the Company's 2010 and 2011 federal income tax returns. The resolution of the audit did not have a material adverse effect on the consolidated financial position, cash flows, or results of operations of the Company.

Under U.S. accounting rules, no provision for income taxes that may result from the remittance of earnings held overseas is required if the Company intends to reinvest such funds overseas. Our current plans do not demonstrate a need to repatriate these undistributed earnings to fund our U.S. operations or otherwise satisfy the liquidity needs of our U.S operations. We intend to reinvest these earnings in our non-U.S. operations, except in instances in which the repatriation of these earnings would result in minimal additional tax. As a result, the Company has not recognized additional income tax expense that may result from the remittance of these earnings. The accumulated undistributed earnings of non-U.S. subsidiaries were approximately $186.5 million as of December

31, 2014. An estimate of the income tax liability that would be payable if such earnings were not indefinitely invested is $35.8 million.

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

The following tables provide information regarding the Company’s outstanding derivatives contracts as of, and for, the years ended (in thousands, except for number of outstanding contracts):

December 31, 2014

Derivative Contract Type	Number of Outstanding Contracts	Contract Notional Amount	Fair Value Asset (Liability) (3)	Balance Sheet Line Item	OCI Unrealized (Loss), Net Of Tax
Interest rate swap (1)	1	$200,000	$(2,900)	Other liabilities	$(1,740)
Foreign currency forwards (2)	77	45,650	238	Other current liabilities	—
Total	78	$245,650	$(2,662)		$(1,740)

December 31, 2013

Derivative Contract Type	Number of Outstanding Contracts	Contract Notional Amount	Fair Value Asset (Liability) (3)	Balance Sheet Line Item	OCI Unrealized (Loss), Net Of Tax
Interest rate swap (1)	1	$200,000	$(6,505)	Other liabilities	$(3,903)
Foreign currency forwards (2)	89	61,325	(60)	Other current assets	—
Total	90	$261,325	$(6,565)		$(3,903)

(1)
The swap is designated as a cash flow hedge of the forecasted interest payments on borrowings. As a result, changes in the fair value of this swap are deferred and are recorded in OCI, net of tax effect (see Note 5 — Debt for additional information).

(2)
The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to offset the economic effects of these foreign currency transaction risks. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other expense, net since the Company does not designate these contracts as hedges for accounting purposes. Substantially all of the outstanding contracts at December 31, 2014 matured by the end of January 2015.

(3)	See Note 12 — Fair Value Disclosures for the determination of the fair value of these instruments.

At December 31, 2014, the Company’s derivative counterparties were all large investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties, and none of the derivative contracts contained credit-risk related contingent features.

The following table provides information regarding amounts recognized in the Consolidated Statements of Operations for derivative contracts for the years ended December 31 (in thousands):

Amount recorded in:	2014	2013	2012
Interest expense (1)	$4.1	$4.0	$3.6
Other expense, net (2)	(0.5)	0.1	(0.6)
Total expense	$3.6	$4.1	$3.0

(1)	Consists of interest expense from interest rate swap contracts.

(2)	Consists of realized and unrealized gains and losses on foreign currency forward contracts.

12 — FAIR VALUE DISCLOSURES

The Company’s financial instruments include cash equivalents, fees receivable from customers, accounts payable, and accruals which are normally short-term in nature. The Company believes the carrying amounts of these financial instruments reasonably approximates their fair value due to their short-term nature. The Company’s financial instruments also includes borrowings outstanding under its 2014 Credit Agreement, and at December 31, 2014, the Company had $400.0 million of floating rate debt outstanding under this arrangement, which is carried at amortized cost. The Company believes the carrying amount of the outstanding borrowings reasonably approximates fair value since the rate of interest on the borrowings reflect current market rates of interest for similar instruments with comparable maturities.

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

The Company enters into a limited number of derivatives transactions but does not enter into repurchase agreements, securities lending transactions, or master netting arrangements. Receivables or payables that result from derivatives transactions are recorded gross in the Company’s Consolidated Balance Sheets. The Company’s assets and liabilities that are remeasured to fair value are presented in the following table (in thousands):

	Fair Value	Fair Value
Description:	December 31, 2014	December 31, 2013
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$7,650	$7,775
Total Level 1 inputs	$7,650	$7,775
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	$27,000	$24,780
Foreign currency forward contracts (2)	458	116
Total Level 2 inputs	$27,458	$24,896
Total Assets	$35,108	$32,671
Liabilities:
Values based on level 2 inputs:
Deferred compensation plan liabilities (1)	$39,100	$36,410
Foreign currency forward contracts (2)	220	176
Interest rate swap contract (3)	2,900	6,505
Total Level 2 inputs	$42,220	$43,091
Total Liabilities	$42,220	$43,091

(1)
The Company has a deferred compensation plan for the benefit of certain highly compensated officers, managers and other key employees (see Note 13 — Employee Benefits). The plan’s assets consist of investments in money market and mutual funds, and company-owned life insurance contracts.

The money market funds consist of cash equivalents while the mutual fund investments consist of publicly-traded and quoted equity shares. The Company considers the fair value of these assets to be based on Level 1 inputs, and these assets had a fair value of $7.7 million and $7.8 million as of December 31, 2014 and 2013, respectively. The carrying amount of the life insurance contracts equals their cash surrender value. Cash surrender value represents the estimated amount that the Company would receive upon termination of the contract, which approximates fair value. The Company considers the life insurance contracts to be valued based on a Level 2 input, and these assets had a fair value of $27.0 million and $24.8 million at December 31, 2014 and 2013, respectively. The related deferred compensation plan liabilities are recorded at the amount needed to settle the liability, which approximates fair value, and is based on a Level 2 input.

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

13 — EMPLOYEE BENEFITS

Defined contribution plan. The Company has a savings and investment plan (the “401k Plan”) covering substantially all U.S. employees. Company contributions are based upon the level of employee contributions, up to a maximum of 4% of the employee’s eligible salary, subject to an annual maximum. For 2014, the maximum match was $7,000. Amounts expensed in connection with the 401k Plan totaled $17.4 million, $15.8 million, and $14.2 million, in 2014, 2013, and 2012, respectively.

Deferred compensation plan. The Company has a supplemental deferred compensation plan for the benefit of certain highly compensated officers, managers and other key employees, which is structured as a rabbi trust. The plan’s investment assets are classified in Other assets on the Consolidated Balance Sheets at fair value. The value of these assets was $34.7 million and $32.6 million at December 31, 2014 and 2013, respectively (see Note 12 — Fair Value Disclosures for detailed fair value information). The corresponding deferred compensation liability of $39.1 million and $36.4 million at December 31, 2014 and 2013, respectively, is carried at fair value, and is adjusted with a corresponding charge or credit to compensation cost to reflect the fair value of the amount owed to the employees which is classified in Other liabilities on the Consolidated Balance Sheets. Total compensation expense recognized for the plan was $0.6 million in 2014 and $0.4 million in both 2013 and 2012.

Defined benefit pension plans. The Company has defined-benefit pension plans in several of its non-U.S. locations. Benefits earned under these plans are based on years of service and level of employee compensation. The Company accounts for defined benefit plans in accordance with the requirements of FASB ASC Topics 715 and 960.

The following are the components of defined benefit pension expense for the years ended December 31 (in thousands):

	2014	2013	2012
Service cost (1)	$2,630	$2,545	$1,775
Interest cost	1,190	1,075	980
Expected return on plan assets	(540)	(340)	(115)
Recognition of actuarial loss (gain)	75	30	(215)
Recognition of termination benefits	30	455	175
Total defined benefit pension expense (2)	$3,385	$3,765	$2,600

(1)	The higher service cost beginning in 2013 was primarily due to additional employees covered under the plans.

(2)	Pension expense is classified in SG&A in the Consolidated Statements of Operations.

The following are the assumptions used in the computation of pension expense for the years ended December 31:

	2014	2013	2012
Weighted-average discount rate (1)	2.15%	3.35%	3.20%
Average compensation increase	2.65%	2.70%	2.70%

(1)
Discount rates are typically determined by utilizing the yields on long-term corporate or government bonds in the relevant country with a duration consistent with the expected term of the underlying pension obligations.

The following table provides information related to changes in the projected benefit obligation for the years ended December 31 (in thousands):

	2014	2013	2012
Projected benefit obligation at beginning of year	$34,585	$31,605	$21,160
Service cost	2,630	2,545	1,775
Interest cost	1,190	1,075	980
Actuarial loss (gain) due to assumption changes and plan experience (1)	6,300	625	6,265
Additions and contractual termination benefits	30	460	1,925
Benefits paid (2)	(1,350)	(1,255)	(680)
Foreign currency impact	(5,270)	(470)	180
Projected benefit obligation at end of year (3)	$38,115	$34,585	$31,605

(1)	The 2014 and 2012 actuarial losses were primarily due to significant declines in the weighted-average discount rate.

(2)
The Company projects the following approximate amounts will be paid in future years to plan participants: $1.0 million in 2015; $1.9 million in 2016; $1.4 million in each of the years 2017, 2018, and 2019; and $9.6 million in total in the five years thereafter.

(3)	Measured as of December 31.

The following table provides information regarding the funded status of the plans and related amounts recorded in the Company’s Consolidated Balance Sheets as of December 31 (in thousands):

Funded status of the plans:

	2014	2013	2012
Projected benefit obligation	$38,115	$34,585	$31,605
Plan assets at fair value (1)	(13,220)	(13,870)	(8,885)
Funded status – shortfall (2)	$24,895	$20,715	$22,720

Amounts recorded in the Consolidated Balance Sheets for the plans:
Other liabilities — accrued pension obligation (2)	$24,895	$20,715	$22,720
Stockholders’ equity — deferred actuarial loss (3)	$(6,028)	$(1,811)	$(1,578)

(1)
The plan assets are held by third-party trustees and are invested in a diversified portfolio of equities, high quality government and corporate bonds, and other investments. The assets are primarily valued based on Level 1 and Level 2 inputs under the fair value hierarchy in FASB ASC Topic 820, with the majority of the invested assets considered to be of low-to-medium investment risk. The Company projects a future long-term rate of return on these plan assets of 2.7%, which it believes is reasonable based on the composition of the assets and both current and projected market conditions. For the year-ended December 31, 2014, the Company contributed $2.8 million to these plans, and benefits paid to participants were $1.4 million.

In addition to the plan assets held with third-party trustees, the Company also maintains a reinsurance asset arrangement with a large international insurance company. The reinsurance asset is an asset of the Company whose purpose is to provide funding for benefit payments for one of the plans. At December 31, 2014, the reinsurance asset was carried on the Company’s Consolidated Balance Sheets at its cash surrender value of $8.5 million and is classified in Other Assets. The Company believes the cash surrender value approximates fair value and is equivalent to a Level 2 input under the FASB’s fair value framework in ASC Topic 820.

(2)
The Funded status — shortfall represents the amount of the projected benefit obligation that the Company has not funded with a third-party trustee. This amount is a liability of the Company and is recorded in Other Liabilities on the Company’s Consolidated Balance Sheets.

(3)
The deferred actuarial loss as of December 31, 2014 is recorded in Accumulated Other Comprehensive Income (“AOCI”) and will be reclassified out of AOCI and recognized as pension expense over approximately 14 years, subject to certain limitations set forth in FASB ASC Topic 715. The impact of this amortization on the periodic pension expense in 2015 is projected to be approximately $0.4 million. The actual amortization of deferred actuarial losses (gains) from AOCI to pension expense was less than $0.1 million in 2014 and 2013 and $(0.2) million in 2012.

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

The following tables present operating information about the Company’s reportable segments for the years ended December 31 (in thousands):

	Research	Consulting	Events	Consolidated
2014
Revenues	$1,445,338	$348,396	$227,707	$2,021,441
Gross contribution	1,001,914	119,931	112,384	1,234,229
Corporate and other expenses				(948,067)
Operating income				$286,162
	Research	Consulting	Events	Consolidated
2013
Revenues	$1,271,011	$314,257	$198,945	$1,784,213
Gross contribution	879,384	107,565	91,216	1,078,165
Corporate and other expenses				(802,673)
Operating income				$275,492
	Research	Consulting	Events	Consolidated
2012
Revenues	$1,137,147	$304,893	$173,768	$1,615,808
Gross contribution	774,342	109,253	80,119	963,714
Corporate and other expenses				(718,007)
Operating income				$245,707

The following table provides a reconciliation of total segment gross contribution to net income for the periods indicated (in thousands):

	Twelve months ended
	December 31,
	2014	2013	2012
Total segment gross contribution	$1,234,229	$1,078,165	$963,714
Costs and expenses:
Cost of services and product development - unallocated (1)	10,721	7,436	6,973
Selling, general and administrative	876,067	760,458	678,843
Depreciation and amortization	39,412	34,442	29,771
Acquisition and integration charges	21,867	337	2,420
Operating income	286,162	275,492	245,707
Interest expense and other	11,479	9,053	10,111
Provision for income taxes	90,917	83,638	69,693
Net income	$183,766	$182,801	$165,903

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

Accordingly, the separation set forth in the table below is based upon internal allocations, which involve certain management estimates and judgments. Revenues in the table are reported based on where the sale is fulfilled; “Other International” revenues are those attributable to all areas located outside of the United States and Canada, as well as Europe, Middle East, and Africa.

Summarized information by geographic location as of and for the years ended December 31 follows (in thousands):

	2014	2013	2012
Revenues:
United States and Canada	$1,204,476	$1,049,734	$947,075
Europe, Middle East and Africa	570,334	508,755	458,675
Other International	246,631	225,724	210,058
Total revenues	$2,021,441	$1,784,213	$1,615,808
Long-lived assets: (1)
United States and Canada	$142,963	$123,877	$114,557
Europe, Middle East and Africa	34,093	34,363	30,967
Other International	13,282	13,936	16,956
Total long-lived assets	$190,338	$172,176	$162,480

(1)	Excludes goodwill and other intangible assets.

15 — VALUATION AND QUALIFYING ACCOUNTS

The Company maintains an allowance for losses which is composed of a bad debt allowance and a revenue reserve. Provisions are charged against earnings either as an increase to expense or a reduction in revenues. The following table summarizes activity in the Company’s allowance for the years ended December 31(in thousands):

	Balance at Beginning of Year	Additions Charged to Expense	Additions Charged Against Revenues	Deductions from Reserve	Balance at End of Year
2014:
Allowance for doubtful accounts and returns and allowances	$7,000	$2,950	$3,240	$(6,490)	$6,700
2013:
Allowance for doubtful accounts and returns and allowances	$6,400	$2,350	$5,050	$(6,800)	$7,000
2012:
Allowance for doubtful accounts and returns and allowances	$7,260	$1,930	$1,860	$(4,650)	$6,400

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report on Form 10-K to be signed on its behalf by the undersigned, duly authorized, in Stamford, Connecticut, on February 27, 2015.

Gartner, Inc.

Date:	February 27, 2015	By:	/s/ Eugene A. Hall
Eugene A. Hall
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below appoints Eugene A. Hall and Craig W. Safian and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in all capacities, to sign all amendments to this Report on Form 10-K, and to file the same, with appropriate exhibits and other related documents, with the Securities and Exchange Commission. Each of the undersigned ratifies and confirms his or her signatures as they may be signed by his or her attorney-in-fact to any amendments to this Report. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Eugene A. Hall	Director and Chief Executive Officer	February 27, 2015
Eugene A. Hall	(Principal Executive Officer)

/s/ Craig W. Safian	Senior Vice President and Chief Financial Officer	February 27, 2015
Craig W. Safian	(Principal Financial and Accounting Officer)

/s/ Michael J. Bingle	Director	February 27, 2015
Michael J. Bingle

/s/ Richard J. Bressler	Director	February 27, 2015
Richard J. Bressler

/s/ Raul E. Cesan	Director	February 27, 2015
Raul E. Cesan

/s/ Karen E. Dykstra	Director	February 27, 2015
Karen E. Dykstra

/s/ Anne Sutherland Fuchs	Director	February 27, 2015
Anne Sutherland Fuchs

/s/ William O. Grabe	Director	February 27, 2015
William O. Grabe

/s/ Stephen G. Pagliuca	Director	February 27, 2015
Stephen G. Pagliuca

/s/ James C. Smith	Director	February 27, 2015
James C. Smith