Form 10-Q
period 2015-05-07
GARTNER INC
filed 2015-05-07
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, 83,025,904 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$281,653	$365,302
Fees receivable, net of allowances of $6,600 and $6,700, respectively	526,384	552,107
Deferred commissions	104,405	115,381
Prepaid expenses and other current assets	88,206	63,868
Total current assets	1,000,648	1,096,658
Property, equipment and leasehold improvements, net	104,374	97,990
Goodwill	579,910	586,665
Intangible assets, net	28,456	30,689
Other assets	75,982	92,349
Total Assets	$1,789,370	$1,904,351
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued liabilities	$240,301	$353,761
Deferred revenues	895,430	841,457
Current portion of long-term debt	285,000	20,000
Total current liabilities	1,420,731	1,215,218
Long-term debt	380,000	385,000
Other liabilities	128,152	142,962
Total Liabilities	1,928,883	1,743,180
Stockholders’ (Deficit) Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 156,234,415 shares issued for both periods	78	78
Additional paid-in capital	781,934	764,433
Accumulated other comprehensive loss, net	(42,328)	(21,170)
Accumulated earnings	1,303,401	1,275,049
Treasury stock, at cost, 72,139,134 and 68,713,890 common shares, respectively	(2,182,598)	(1,857,219)
Total Stockholders’ (Deficit) Equity	(139,513)	161,171
Total Liabilities and Stockholders’ (Deficit) Equity	$1,789,370	$1,904,351

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Research	$381,090	$348,114
Consulting	76,792	84,271
Events	13,304	14,317
Total revenues	471,186	446,702
Costs and expenses:
Cost of services and product development	177,762	170,821
Selling, general and administrative	229,522	204,617
Depreciation	7,989	7,459
Amortization of intangibles	2,139	1,279
Acquisition and integration charges	5,092	3,356
Total costs and expenses	422,504	387,532
Operating income	48,682	59,170
Interest expense, net	(3,480)	(2,250)
Other expense, net	(962)	(229)
Income before income taxes	44,240	56,691
Provision for income taxes	15,889	18,955
Net income	$28,351	$37,736

Earnings per common share:
Basic	$0.33	$0.41
Diluted	$0.32	$0.40
Weighted average shares outstanding:
Basic	86,539	91,669
Diluted	87,773	93,209

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2015	2014
Net income	$28,351	$37,736
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(20,107)	(278)
Interest rate hedges – net change in deferred (loss) gain	(1,104)	470
Pension – net change in deferred actuarial gain	53	15
Other comprehensive (loss) income, net of tax	(21,158)	207
Comprehensive income	$7,193	$37,943

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2015	2014
Operating activities:
Net income	$28,351	$37,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,128	8,738
Stock-based compensation expense	16,729	13,752
Excess tax benefits from stock-based compensation	(7,556)	(11,146)
Deferred taxes	(3,358)	7,351
Amortization of debt issue costs	837	581
Changes in assets and liabilities:
Fees receivable, net	9,631	(4,210)
Deferred commissions	8,352	8,578
Prepaid expenses and other current assets	(22,964)	(4,366)
Other assets	12,927	(1,311)
Deferred revenues	74,208	65,280
Accounts payable, accrued, and other liabilities	(121,622)	(104,513)
Cash provided by operating activities	5,663	16,470
Investing activities:
Additions to property, equipment and leasehold improvements	(11,632)	(9,185)
Acquisitions - cash paid (net of cash acquired)	—	(101,770)
Acquisitions - increase in restricted cash (escrow)	—	(13,500)
Cash used in investing activities	(11,632)	(124,455)
Financing activities:
Proceeds from stock issued under stock plans	2,076	2,428
Proceeds from debt issuance	265,000	151,875
Payments on debt	(5,000)	(1,875)
Purchases of treasury stock	(324,042)	(195,850)
Excess tax benefits from stock-based compensation	7,556	11,146
Cash used in financing activities	(54,410)	(32,276)
Net decrease in cash and cash equivalents	(60,379)	(140,261)
Effects of exchange rates on cash and cash equivalents	(23,270)	(445)
Cash and cash equivalents, beginning of period	365,302	423,990
Cash and cash equivalents, end of period	$281,653	$283,284

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

Basis of presentation. The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 270 for interim financial information and with the applicable instructions of the U.S. Securities & Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X on Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its Annual Report on Form 10-K for the year ended December 31, 2014. The fiscal year of Gartner is the twelve-month calendar period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three months ended March 31, 2015 may not be indicative of the results of operations for the remainder of 2015.

Principles of consolidation. The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

Management continually evaluates and revises its estimates using historical experience and other factors, including the general economic environment and actions it may take in the future. Management adjusts these estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on management’s best judgment at a point in time. As a result, differences between our estimates and actual results could be material and would be reflected in the Company’s financial statements in future periods.

Adoption of new accounting standard. On January 1, 2015, the Company adopted FASB Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which changes the criteria for determining which disposal transactions can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The adoption of the rule did not have an impact on the Company's condensed consolidated financial statements contained in this report.

Acquisitions. The Company accounts for business acquisitions in accordance with the acquisition method of accounting as prescribed by FASB ASC Topic 805, Business Combinations. The acquisition method of accounting requires the Company to record the net assets and liabilities acquired based on their estimated fair values as of the acquisition date, with any excess of the consideration transferred over the estimated fair value of the net assets acquired, including identifiable intangible assets, to be recorded to goodwill. Under the acquisition method, the operating results of acquired companies are included in the Company's consolidated financial statements beginning on the date of acquisition.

The Company recorded $5.1 million and $3.4 million of acquisition and integration charges in the three months ended March 31, 2015 and 2014, respectively, related to business acquisitions completed in 2014. These charges are classified in Acquisition and integration charges in the Condensed Consolidated Statements of Operations and include amounts accrued for payments contingent on the achievement of certain employment conditions, legal, consulting, and severance costs. During the first quarter of 2015, the Company paid $9.2 million based on the achievement of certain employment conditions related to the 2014 business acquisitions.

Note 2 — Earnings per Share

The following table sets forth the calculations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Net income used for calculating basic and diluted earnings per common share	$28,351	$37,736

Denominator:
Weighted average number of common shares used in the calculation of basic earnings per share	86,539	91,669
Common stock equivalents associated with stock-based compensation plans (1)	1,234	1,540
Shares used in the calculation of diluted earnings per share	87,773	93,209

Basic earnings per share	$0.33	$0.41
Diluted earnings per share	$0.32	$0.40

(1)
Certain common stock equivalents were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. These common share equivalents totaled less than 0.2 million in each of the periods presented.

Note 3 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. At March 31, 2015, the Company had a total of 7.07 million shares of its common stock, par value $.0005 per share (the “Common Stock”), available for awards of stock-based compensation under its 2014 Long-Term Incentive Plan.

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

Stock-Based Compensation Expense

The Company recognized the following amounts of stock-based compensation expense by award type and expense category in the periods indicated (in millions):

	Three Months Ended
	March 31,
Award type:	2015	2014
Stock appreciation rights	$2.1	$1.9
Common stock equivalents	0.2	0.2
Restricted stock units	14.4	11.7
Total (1), (2)	$16.7	$13.8

	Three Months Ended
	March 31,
Amount recorded in:	2015	2014
Cost of services and product development	$6.9	$5.8
Selling, general and administrative	9.8	8.0
Total (1), (2)	$16.7	$13.8

(1)
Includes charges of $10.5 million and $7.7 million for the three months ended March 31, 2015 and 2014, respectively, for awards to retirement-eligible employees since these awards vest on an accelerated basis.

As of March 31, 2015, the Company had $74.5 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted-average service period of approximately 2.7 years.

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

The following table summarizes changes in SARs outstanding during the three months ended March 31, 2015:

	SARs (in millions)	Per Share Weighted- Average Exercise Price	Per Share Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2014	1.4	$44.44	$13.26	4.34 years
Granted	0.3	77.92	17.56	6.86 years
Outstanding at March 31, 2015 (1), (2)	1.7	$51.05	$14.13	4.64 years
Vested and exercisable at March 31, 2015 (2)	0.9	$38.67	$12.58	3.50 years

(1)	As of March 31, 2015, 0.8 million of the SARs outstanding were unvested. The Company expects that substantially all of these unvested awards will vest in future periods.

(2)	Total SARs outstanding had an intrinsic value of $52.5 million. SARs vested and exercisable had an intrinsic value of $38.1 million.

The fair value of the SARs is determined on the date of grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2015	2014
Expected dividend yield (1)	—%	—%
Expected stock price volatility (2)	24%	25%
Risk-free interest rate (3)	1.5%	1.3%
Expected life in years (4)	4.4	4.4

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. Historically the Company has not paid cash dividends on its Common Stock.

(2)	The determination of expected stock price volatility was based on both historical Common Stock prices and implied volatility from publicly traded options in the Common Stock.

(3)	The risk-free interest rate is based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

(4)
The expected life represents the Company’s weighted-average estimate of the period of time the SARs are expected to be outstanding (that is, period between the service inception date and the expected exercise date).

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

The following table summarizes the changes in RSUs outstanding during the three months ended March 31, 2015:

	Restricted Stock Units (RSUs) (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	1.4	$50.76
Granted (1)	0.6	78.02
Vested and released	(0.6)	47.03
Outstanding at March 31, 2015 (2), (3)	1.4	$62.18

(1)
The 0.6 million RSUs granted consisted of 0.4 million performance-based RSUs awarded to executives and 0.2 million service-based RSUs awarded to non-executive employees and non-management board members. The 0.4 million performance-based RSUs represents the target amount of the grant for the year, which is tied to an increase in the Company’s subscription-based research contract value (“CV”) for 2015. The final number of performance-based RSUs that will ultimately be awarded for 2015 ranges from 0% to 200% of the target amount, with the final number dependent on the actual increase in CV for 2015 as measured on December 31, 2015. If the specified minimum level of achievement is not met, the performance-based RSUs will be forfeited in their entirety, and any compensation expense previously recorded will be reversed.

(2)	The Company expects that substantially all of the outstanding awards will vest in future periods.

(3)	The weighted-average remaining contractual term of the outstanding RSUs is approximately 1.8 years.

Common Stock Equivalents

Common stock equivalents (CSEs) are convertible into Common Stock and each CSE entitles the holder to one common share. Members of our Board of Directors receive directors’ fees payable in CSEs unless they opt to receive up to 50% of the fees in cash. Generally, the CSEs have no defined term and are converted into common shares when service as a director terminates unless the director has elected an accelerated release. The fair value of the CSEs awarded is determined on the date of grant based on the closing price of the Common Stock as reported by the New York Stock Exchange on that date. CSEs vest immediately and as a result are recorded as expense on the date of grant.

The following table summarizes the changes in CSEs outstanding during the three months ended March 31, 2015:

	Common Stock Equivalents (CSEs)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	104,203	$18.65
Granted	1,900	83.41
Converted to common shares	(1,514)	83.41
Outstanding at March 31, 2015	104,589	$18.89

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESP Plan”) under which eligible employees are permitted to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation (or $23,750 in any calendar year), at a price equal to 95% of the closing price of the Common Stock as reported by the New York Stock Exchange at the end of each offering period. At March 31, 2015, the Company had 1.1 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718, and as a result the Company does not record stock-based compensation expense for employee share purchases. The Company received $2.1 million and $1.5 million in cash from purchases under the ESP Plan during the three months ended March 31, 2015 and 2014, respectively.

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

The following tables present operating information about the Company’s reportable segments for the periods indicated (in thousands):

Three Months Ended March 31, 2015	Research	Consulting	Events	Consolidated
Revenues	$381,090	$76,792	$13,304	$471,186
Gross contribution	267,065	26,327	2,442	295,834
Corporate and other expenses				(247,152)
Operating income				$48,682

Three Months Ended March 31, 2014	Research	Consulting	Events	Consolidated
Revenues	$348,114	$84,271	$14,317	$446,702
Gross contribution	246,101	30,338	2,963	279,402
Corporate and other expenses				(220,232)
Operating income				$59,170

The following table provides a reconciliation of total segment gross contribution to net income for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Total segment gross contribution	$295,834	$279,402
Costs and expenses:
Cost of services and product development - unallocated (1)	2,410	3,521
Selling, general and administrative	229,522	204,617
Depreciation and amortization	10,128	8,738
Acquisition and integration charges	5,092	3,356
Operating income	48,682	59,170
Interest expense and other	4,442	2,479
Provision for income taxes	15,889	18,955
Net income	$28,351	$37,736

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

The following table presents changes to the carrying amount of goodwill by reportable segment during the three months ended March 31, 2015 (in thousands):

	Research	Consulting	Events	Total
Balance, December 31, 2014 (1)	$445,460	$99,417	$41,788	$586,665
Foreign currency translation adjustments	(5,816)	(835)	(104)	(6,755)
Balance, March 31, 2015	$439,644	$98,582	$41,684	$579,910

(1)	The Company does not have any accumulated goodwill impairment losses.

Amortizable Intangible Assets

The following tables present reconciliations of the carrying amounts of amortizable intangible assets as of the dates indicated (in thousands):

March 31, 2015	Trade Name	Customer Relationships	Content	Software	Non-Compete	Total
Gross cost, December 31, 2014	$6,924	$27,933	$3,560	$6,569	$9,272	$54,258
Intangibles fully amortized	(6,013)	(7,210)	—	—	—	(13,223)
Foreign currency translation impact	(5)	(134)	(108)	(51)	(2)	(300)
Gross cost	906	20,589	3,452	6,518	9,270	40,735
Accumulated amortization (1), (2)	(246)	(4,605)	(2,404)	(3,094)	(1,930)	(12,279)
Balance, March 31, 2015	$660	$15,984	$1,048	$3,424	$7,340	$28,456

December 31, 2014	Trade Name	Customer Relationships	Content	Software	Non-Compete	Total
Gross cost	$6,924	$27,933	$3,560	$6,569	$9,272	$54,258
Accumulated amortization (1), (2)	(6,202)	(11,072)	(2,246)	(2,603)	(1,446)	(23,569)
Balance, December 31, 2014	$722	$16,861	$1,314	$3,966	$7,826	$30,689

(1)
Intangible assets are being amortized against earnings over the following periods: Trade name—2 to 5 years; Customer relationships—4 to 7 years; Content—1.5 to 4 years; Software—3 years; Non-compete—4 to 5 years.

(2)	Aggregate amortization expense related to intangible assets was $2.1 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively.

The estimated future amortization expense by year from amortizable intangibles is as follows (in thousands):

2015 (remaining nine months)	$5,861
2016	6,956
2017	5,507
2018	4,330
2019	2,807
After 2019	2,995
$28,456

Note 6 — Debt

2014 Credit Agreement

The Company has a $1.5 billion credit arrangement (the “2014 Credit Agreement”) that provides for a five-year, $400.0 million term loan and a $1.1 billion revolving credit facility. In addition, the 2014 Credit Agreement contains an expansion feature by which the term loan and revolving credit facility may be increased, at the Company’s option and under certain conditions, by up to an additional $500.0 million in the aggregate.

The term loan will be repaid in 16 consecutive quarterly installments which commenced on March 31, 2015, plus a final payment due in December 2019, and may be prepaid at any time without penalty or premium (other than applicable breakage costs) at the Company’s option. The revolving credit facility may be used for loans, and up to $40.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until December 2019, at which time all amounts borrowed must be repaid.

Amounts borrowed under the 2014 Credit Agreement bear interest at a rate equal to, at Gartner’s option, either

(1) the greatest of: (i) the administrative agent’s prime rate; (ii) the average rate on overnight federal funds plus 1/2 of 1%; (iii) the eurodollar rate (adjusted for statutory reserves) plus 1%, in each case plus a margin equal to between 0.125% and 0.50% depending on Gartner’s consolidated leverage ratio as of the end of the four consecutive fiscal quarters most recently ended; or

(2) the eurodollar rate (adjusted for statutory reserves) plus a margin equal to between 1.125% and 1.50%, depending on Gartner’s leverage ratio as of the end of the four consecutive fiscal quarters most recently ended.

The 2014 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum interest expense coverage ratio, and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, make investments and enter into certain transactions with affiliates. As of March 31, 2015, the Company was in full compliance with the loan covenants.

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

	Balance	Balance
	March 31,	December 31,
Description:	2015	2014
Term loans (1)	$395,000	$400,000
Revolver loans (1), (2)	265,000	—
Other (3)	5,000	5,000
Total (4)	$665,000	$405,000

(1)
The contractual annualized interest rates as of March 31, 2015 on the term loan and the revolver ranged from 1.43% to 1.53%, which consisted of a floating eurodollar base rate ranging from 0.18% to 0.28% plus a margin of 1.25%. However, the Company has two interest rate swap contracts which convert the floating eurodollar base rates to a fixed base rate on the first $400.0 million of Company borrowings (see below).

(2)	The Company had $831.8 million of available borrowing capacity on the revolver (not including the expansion feature) as of March 31, 2015.

(3)
Consists of a $5.0 million State of Connecticut economic development loan with a 3.0% fixed rate of interest. The loan was originated in 2012 and has a 10 years maturity. Principal payments are deferred for the first five years and the loan may be repaid at any point by the Company without penalty. The loan has a principal forgiveness provision in which up to $2.5 million of the loan may be forgiven if the Company meets certain employment targets during the first five years of the loan.

(4)	The average annual effective rate on the Company's total debt outstanding as of March 31, 2015, including the effect of the swaps, was approximately 2.50%.

Interest Rate Swaps

The Company has two fixed-for-floating interest rate swap contracts which it designates as accounting hedges of the forecasted interest payments on the Company’s variable rate borrowings. Under the first swap, which matures in late 2015, the Company pays a base fixed rate of 2.26% and in return receives a floating eurodollar base rate on $200.0 million of 90 day notional borrowings. Under the second swap, which the Company entered into in February 2015 and matures in 2019, the Company pays a fixed rate of 1.60% and in return receives a floating eurodollar base rate on $200.0 million of 30 day notional borrowings.

The Company accounts for the interest rate swaps as cash flow hedges in accordance with FASB ASC Topic 815. Since the swaps hedge forecasted interest payments, changes in the fair value of the swaps are recorded in accumulated other comprehensive loss, a component of equity, as long as the swaps continue to be highly effective hedges of the designated interest rate risk. Any ineffective portion of change in the fair value of the hedges is recorded in earnings. The swaps were highly effective hedges of the forecasted interest payments as of March 31, 2015. The interest rate swaps had a negative fair value to the Company of $4.7 million at March 31, 2015, which is deferred and classified in accumulated other comprehensive loss, net of tax effect.

Letters of Credit

The Company had $7.7 million of letters of credit and related guarantees outstanding at March 31, 2015. The Company enters into these instruments in the ordinary course of business to facilitate transactions with customers and others.

Note 7 — Equity

Share Repurchase Program

On May 5, 2015, the Company’s Board of Directors authorized $1.2 billion to repurchase the Company's common stock. This authorization succeeds the Company’s prior $800.0 million share repurchase authorization, which was fully utilized. The Company may repurchase its common stock from time to time in amounts and at prices the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases, private transactions or other transactions and will be funded from cash on hand and borrowings under the Company’s credit agreement.

The Company’s recent share repurchase activity under the prior $800.0 million share repurchase authorization is presented in the following table:

	Three Months Ended
	March 31,
	2015	2014
Number of shares repurchased (1) (2)	4,084,590	2,699,714
Cash paid for repurchased shares during the quarter (in thousands) (2)	$324,042	$195,850

(1)
The average cost of the repurchased shares was $81.83 and $70.34 for the three months ended March 31, 2015 and 2014, respectively. The total cost of shares repurchased in the three months ended March 31, 2015 was $334.2 million.

(2)
The cash paid for the three months ended March 31, 2015 includes $2.7 million for share repurchase transactions that occurred in late December 2014 that were paid in early January 2015. It excludes $12.9 million for share repurchase transactions that occurred in late March 2015 that was paid in early April 2015.

Accumulated Other Comprehensive Loss

The following tables disclose information about changes in accumulated other comprehensive loss ("AOCL") by component and the related amounts reclassified out of AOCL to income during the years indicated (net of tax, in thousands) (1):

For the three months ended March 31, 2015:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2014	$(1,740)	$(6,028)	$(13,402)	$(21,170)
Changes during the period:
Change in AOCL before reclassifications to income	(1,857)	—	(20,107)	(21,964)
Reclassifications from AOCL to income during the period (2), (3)	753	53	—	806
Other comprehensive (loss) income for the period	(1,104)	53	(20,107)	(21,158)
Balance – March 31, 2015	$(2,844)	$(5,975)	$(33,509)	$(42,328)

For the three months ended March 31, 2014:

	Interest Rate Swap	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2013	$(3,903)	$(1,811)	$14,059	$8,345
Changes during the period:
Change in AOCL before reclassifications to income	(132)	—	(278)	(410)
Reclassifications from AOCL to income during the period (2), (3)	602	15	—	617
Other comprehensive income (loss) for the period	470	15	(278)	207
Balance – March 31, 2014	$(3,433)	$(1,796)	$13,781	$8,552

(1)	Amounts in parentheses represent debits (deferred losses).

(2)	The reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net of tax effect. See Note 9 – Derivatives and Hedging for information regarding the hedges.

(3)
The reclassifications related to defined benefit pension plans were recorded in Selling, general and administrative expense, net of tax effect. See Note 11 – Employee Benefits for information regarding the Company’s defined benefit pension plans.

Note 8 — Income Taxes

The provision for income taxes was $15.9 million for the three months ended March 31, 2015 compared to $19.0 million in the three months ended March 31, 2014. The effective income tax rate was 35.9% for the three months ended March 31, 2015 and 33.4% for the same period in 2014. The quarter-over-quarter increase in the effective income tax rate was primarily due to a change in the estimated mix of pretax income by jurisdiction as well as an increase in non-deductible expenses.

As of March 31, 2015 and December 31, 2014, the Company had gross unrecognized tax benefits of $21.7 million and $20.6 million, respectively. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $4.6 million within the next 12 months, due to the anticipated closure of audits and the expiration of certain statutes of limitation. These unrecognized tax benefits relate primarily to the utilization of tax attributes, as well as certain other unrecognized tax positions, each of which are individually insignificant.

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

March 31, 2015
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI
Interest rate swaps (1)	2	$400,000	$(4,740)	Accrued and Other liabilities	$(2,844)
Foreign currency forwards (2)	24	10,000	(33)	Accrued liabilities	—
Total	26	$410,000	$(4,773)		$(2,844)

December 31, 2014
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI
Interest rate swaps (1)	1	$200,000	$(2,900)	Other liabilities	$(1,740)
Foreign currency forwards (2)	77	45,650	238	Accrued liabilities	—
Total	78	$245,650	$(2,662)		$(1,740)

(1)
The swaps have been designated and are accounted for as cash flow hedges of the forecasted interest payments on borrowings. As a result, changes in fair value of the swaps are deferred and are recorded in AOCL, net of tax effect (see Note 6 — Debt for additional information).

(2)
The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to offset the economic effects of these foreign currency transaction risks. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other expense, net since the Company does not designate these contracts as hedges for accounting purposes. All of the contracts outstanding at March 31, 2015 matured by the end of April 2015.

(3)	See Note 10 — Fair Value Disclosures for the determination of the fair value of these instruments.

At March 31, 2015, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties, and none of the derivative contracts contained credit-risk related contingent features. The following table provides information regarding amounts recognized in the Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands):

	Three Months Ended
	March 31,
Amount recorded in:	2015	2014
Interest expense, net (1)	$1,254	$1,004
Other expense (income), net (2)	258	(114)
Total expense, net	$1,512	$890

(1)	Consists of interest expense from an interest rate swap contract.

(2)	Consists of realized and unrealized gains and losses on foreign currency forward contracts.

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

FASB ASC Topic 820 provides a framework for the measurement of fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of assets and liabilities. Classification within the hierarchy is based upon the lowest level of input that is significant to the resulting fair value measurement. The valuation hierarchy contains three levels. Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities. Level 2 measurements include significant other observable inputs such as quoted prices for similar assets or liabilities in active markets; identical assets or liabilities in inactive markets; observable inputs such as interest rates and yield curves; and other market-corroborated inputs. Level 3 measurements include significant unobservable inputs, such as internally-created valuation models. The Company does not currently utilize Level 3 valuation inputs to remeasure any of its assets or liabilities. However, level 3 inputs may be used by the Company in its required annual impairment review of goodwill. Information regarding the periodic assessment of the Company’s goodwill is included in Note 5 — Goodwill and Intangible Assets. The Company does not typically transfer assets or liabilities between different levels of the fair value hierarchy.

The Company’s assets and liabilities that are remeasured to fair value are presented in the following table (in thousands):

	Fair Value	Fair Value
Description:	March 31, 2015	December 31, 2014
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$8,210	$7,650
Total Level 1 inputs	$8,210	$7,650
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	$27,500	$27,000
Foreign currency forward contracts (2)	11	458
Total Level 2 inputs	$27,511	$27,458
Total Assets	$35,721	$35,108
Liabilities:
Values based on level 2 inputs:
Deferred compensation plan liabilities (1)	$40,310	$39,100
Foreign currency forward contracts (2)	44	220
Interest rate swap contract (3)	4,740	2,900
Total Level 2 inputs	$45,094	$42,220
Total Liabilities	$45,094	$42,220

(1)
The Company has a deferred compensation plan for the benefit of certain highly compensated officers, managers and other key employees. The assets consist of investments in money market and mutual funds, and company-owned life insurance contracts, all of which are valued based on Level 1 or Level 2 valuation inputs. The related deferred compensation plan liabilities are recorded at fair value, or the estimated amount needed to settle the liability, which the Company considers to be a Level 2 input.

(2)
The Company enters into foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. Valuation of the foreign currency forward contracts is based on observable foreign currency exchange rates in active markets, which the Company considers a Level 2 input.

(3)
The Company has interest rate swap contracts which hedge the risk of variability from interest payments on its borrowings (see Note 6 — Debt). The fair value of the swaps is based on mark-to-market valuations prepared by a third-party broker. The valuations are based on observable interest rates from recently executed market transactions and other observable market data, which the Company considers Level 2 inputs. The Company independently corroborates the reasonableness of the valuations prepared by the third-party broker through the use of an electronic quotation service.

Note 11 — Employee Benefits

Defined Benefit Pension Plans

The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company’s defined benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $0.7 million for both the three months ended March 31, 2015 and March 31, 2014.

Note 12 — Commitments and Contingencies

Contingencies

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position, cash flows, or results of operations when resolved in a future period.

The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of March 31, 2015, the Company did not have any material payment obligations under any such indemnification agreements.

Note 13 — Subsequent Events

On May 5, 2015, the Company’s Board of Directors authorized $1.2 billion to repurchase the Company's common stock. See Note 7 — Equity for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management’s Discussion and Analysis (“MD&A”) is to help facilitate the understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 10-K"). Historical results and percentage relationships are not necessarily indicative of operating results for future periods. References to “Gartner,” “the Company,” “we,” “our,” and “us” in this MD&A are to Gartner, Inc. and its consolidated subsidiaries.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Factors That May Affect Future Performance” and elsewhere in this Quarterly Report and in the 2014 10-K. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers should review carefully any risk factors described in the 2014 10-K.

BUSINESS OVERVIEW

Gartner, Inc. is the world’s leading information technology research and advisory company that helps executives use technology to build, guide and grow their enterprises. We offer independent and objective research and analysis on the information technology, computer hardware, software, communications and related technology industries. We provide comprehensive coverage of the IT industry to thousands of client organizations across the globe. Our client base consists primarily of CIOs and other senior IT and executives from a wide variety of business enterprises, government agencies and the investment community. Gartner is headquartered in Stamford, Connecticut, U.S.A., and as of March 31, 2015, we had 7,060 associates, including 1,585 research analysts and consultants, and clients in over 90 countries.

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

Client retention rate represents a measure of client satisfaction and renewed business relationships at a specific point in time. Client retention is calculated on a percentage basis by dividing our current clients, who were also clients a year ago, by all clients from a year ago. Client retention is calculated at an enterprise level, which represents a single company or customer.

Wallet retention rate represents a measure of the amount of contract value we have retained with clients over a twelve-month period. Wallet retention is calculated on a percentage basis by dividing the contract value of clients, who were clients one year earlier, by the total contract value from a year earlier, excluding the impact of foreign currency exchange. When wallet retention exceeds client retention, it is an indication of retention of higher-spending clients, or increased spending by retained clients, or both. Wallet retention is calculated at an enterprise level, which represents a single company or customer.

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

We had total revenues of $471.2 million in the first quarter of 2015, an increase of 5% compared to the first quarter of 2014. Quarterly revenues increased 12% in first quarter 2015 adjusted for the impact of foreign exchange. Revenues in our Research business increased 9% on a reported basis and 15% when adjusted for the negative impact of foreign currency translation. Revenues declined in our Consulting and Events segments on a reported basis. For a more complete discussion of our results by segment, see Segment Results below. For the first quarter of 2015, we had net income of $28.4 million and diluted earnings per share of $0.32.

Our operating cash flow was $5.7 million for the three months ended March 31, 2015 compared to $16.5 million for the same period in 2014. We had $281.7 million of cash and cash equivalents at March 31, 2015 and almost $832.0 million of available borrowing capacity on our revolver facility. We believe that our liquidity is adequate to fund our current plans. We continue to enhance shareholder value through our share repurchase program, and we repurchased 4.1 million shares of our Common Stock during the three months ended March 31, 2015. In addition, on May 5, 2015, our Board of Directors authorized an additional $1.2 billion for share repurchases that succeeds our $800.0 million repurchase program, which was fully utilized.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires the application of appropriate accounting policies and the use of estimates. Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements of Gartner, Inc. contained in the 2014 10-K. Management considers the policies discussed below to be critical to an understanding of our financial statements because their application requires complex and subjective management judgments and estimates. Specific risks for these critical accounting policies are also described below.

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

The following table provides our total fees receivable and the related allowance for losses as of the dates indicated (in thousands):

	March 31, 2015	December 31, 2014
Total fees receivable	$532,984	$558,807
Allowance for losses	(6,600)	(6,700)
Fees receivable, net	$526,384	$552,107

Goodwill and other intangible assets — The Company evaluates recorded goodwill in accordance with FASB ASC Topic 350, which requires goodwill to be assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, an impairment evaluation of our amortizable intangible assets may also be performed on a periodic basis should events or circumstances indicate potential impairment. If we determine that the fair value of a reporting unit is less than its related carrying amount, we must recognize an impairment charge against earnings.

Among the factors we consider important that could trigger a goodwill impairment review are the following:

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

Accounting for stock-based compensation — The Company accounts for stock-based compensation in accordance with FASB ASC Topics 505 and 718, as interpreted by SEC Staff Accounting Bulletins No. 107 and No. 110. The Company recognizes stock-based compensation expense, which is based on the fair value of the award on the date of grant, over the related service period, net of estimated forfeitures (see Note 3 — Stock-Based Compensation in the Notes to the Condensed Consolidated Financial Statements for additional information).

Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards requires the input of certain complex and subjective assumptions, including the expected life of the stock-based compensation award and the Company’s Common Stock price volatility. In addition, determining the appropriate amount of associated periodic expense requires management to estimate the rate of employee forfeitures and the likelihood of achievement of certain performance targets. The assumptions used in calculating the fair value of stock-based compensation awards and the associated periodic expense represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, then the amount of expense may need to be adjusted and future stock-based compensation expense could be materially different from what has been recorded in the current period.

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

RESULTS OF OPERATIONS

Overall Results

The following tables present selected line items and period-over-period changes in our interim Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	$471,186	$446,702	$24,484	5%
Costs and expenses:
Cost of services and product development	177,762	170,821	(6,941)	(4)
Selling, general and administrative	229,522	204,617	(24,905)	(12)
Depreciation	7,989	7,459	(530)	(7)
Amortization of intangibles	2,139	1,279	(860)	(67)
Acquisition and integration charges	5,092	3,356	(1,736)	(52)
Operating income	48,682	59,170	(10,488)	(18)
Interest expense, net	(3,480)	(2,250)	(1,230)	(55)
Other expense, net	(962)	(229)	(733)	>(100)
Provision for income taxes	(15,889)	(18,955)	3,066	16
Net income	$28,351	$37,736	$(9,385)	(25)%

Total revenues for the three months ended March 31, 2015 increased $24.5 million, to $471.2 million, an increase of 5% compared to the three months ended March 31, 2014. Foreign currency exchange had a significant impact on revenues in the first quarter of 2015, and excluding this impact, total quarterly revenues increased 12%. Reported revenues increased in our Research segment but declined in Consulting and Events. Please refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development increased $6.9 million in the first quarter of 2015 compared to the first quarter of 2014, a 4% increase. The increase was primarily attributable to approximately $14.0 million of higher payroll and related benefits costs resulting from increased headcount, and we also had $3.0 million in additional travel and conference charges. These increased charges were partially offset by $10.0 million in favorable foreign exchange impact. Adjusted for the impact of foreign currency exchange, quarter-over-quarter expense increased 10%. Cost of services and product development as a percentage of revenues was 38% for both the first quarter of 2015 and 2014.

Selling, general and administrative (“SG&A”) expense increased $24.9 million, or 12% quarter-over-quarter. The increase was primarily due to $28.0 million in additional payroll and related benefit costs. Other costs increased $7.0 million, which included additional investment in recruiting and training. These additional expenses were partially offset by approximately $10.0 million in favorable foreign exchange impact. Adjusted for the impact of foreign currency exchange, quarter-over-quarter expense increased 18%. The higher payroll and benefit costs resulted from additional headcount, higher sales commissions, and merit salary increases. The increased headcount reflects our investment in additional quota-bearing sales associates, which increased to 1,933 as of March 31, 2015, a 14% increase compared to March 31, 2014.

Depreciation expense increased 7% in the three months ended March 31, 2015 compared to the same period in 2014, which reflects our additional investment in fixed assets.

Amortization of intangibles increased substantially in the three months ended March 31, 2015 compared to the same period in 2014 due to the addition of intangibles from the acquisitions completed in 2014.

Acquisition and integration charges include charges directly-related to business acquisitions and include amounts accrued for payments contingent on the achievement of certain employment conditions, legal, consulting, and severance costs. The higher charges in the first quarter of 2015 are due to our 2014 acquisitions.

Operating income decreased $10.5 million, or 18%, quarter-over-quarter. Operating income as a percentage of revenues was 10% for the three months ended March 31, 2015 and 13% in the three months ended March 31, 2014. The decrease was primarily driven by lower contribution margins in all three of our business segments, as well as additional headcount and other corporate expenses, and higher acquisition-related charges.

Interest expense, net increased 55% quarter-over-quarter due to additional revolver borrowings in the 2015 period.

Other (expense) income, net consisted of foreign currency exchange gains and losses.

Provision for income taxes was $15.9 million for the three months ended March 31, 2015 compared to $19.0 million in the three months ended March 31, 2014. The effective income tax rate was 35.9% for the three months ended March 31, 2015 and 33.4% for the same period in 2014. The quarter-over-quarter increase in the effective income tax rate was primarily due to a change in the estimated mix of pretax income by jurisdiction as well as an increase in non-deductible expenses.

Net income decreased 25% quarter-over-quarter while diluted earnings per share decreased 20%.

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

The following sections present the results of our three business segments:

Research

	As Of And For The Three Months Ended March 31, 2015	As Of And For The Three Months Ended March 31, 2014	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$381,090	$348,114	$32,976	9%
Gross contribution (1)	$267,065	$246,101	$20,964	9%
Gross contribution margin	70%	71%	(1) point	—

Business Measurements:
Contract value (1)	$1,561,500	$1,408,200	$153,300	11%
Client retention	85%	84%	1 point	—
Wallet retention	106%	104%	2 points	—

(1)	Dollars in thousands.

Research segment revenues increased 9% during the three months ended March 31, 2015 compared to the same quarter in 2014. Adjusted for the negative impact of foreign currency exchange, revenues increased by 15% in the 2015 period. The segment gross contribution margin was 70% in first quarter 2015, which matches the Company's target for this segment. Research contract value at March 31, 2015 increased 11% compared to March 31, 2014 on a reported basis and 15% adjusted for the impact of foreign currency. Contract value increased by double-digits across all of the Company’s sales regions, client sizes, and industry sectors. At March 31, 2015, enterprise client retention was 85% and enterprise wallet retention was 106%.

Consulting

	As Of And For The Three Months Ended March 31, 2015	As Of And For The Three Months Ended March 31, 2014	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$76,792	$84,271	$(7,479)	(9)%
Gross contribution (1)	$26,327	$30,338	$(4,011)	(13)%
Gross contribution margin	34%	36%	(2) points	—

Business Measurements:
Backlog (1)	$101,400	$111,400	$(10,000)	(9)%
Billable headcount	547	512	35	7%
Consultant utilization	67%	64%	3 points	—
Average annualized revenue per billable headcount (1)	$395	$421	$(26)	(6)%

(1)	Dollars in thousands.

Consulting revenues decreased $7.5 million, or 9%, quarter-over-quarter, but excluding the negative impact of foreign currency exchange, revenues decreased 3%. The majority of the revenue decrease was in our contract optimization business, which can fluctuate from period-to-period. Contract optimization had a very strong performance in the first quarter of 2014, but returned to within its historical range in first quarter 2015. Revenue in our core consulting business declined slightly on a reported basis but increased 5% when adjusted for the impact of foreign exchange. The gross contribution margin declined by 2 points, which was driven by the lower contract optimization revenue as well as additional headcount in our core consulting business. Backlog was $101.4 million at March 31, 2015, a 9% decrease compared to March 31, 2014.

Events

	As Of And For The Three Months Ended March 31, 2015	As Of And For The Three Months Ended March 31, 2014	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$13,304	$14,317	$(1,013)	(7)%
Gross contribution (1)	$2,442	$2,963	$(521)	(18)%
Gross contribution margin	18%	21%	(3) points	—

Business Measurements:
Number of events	9	8	1	13%
Number of attendees	4,065	3,394	671	20%

(1)	Dollars in thousands.

Events revenues decreased 7% quarter-over-quarter as reported, but increased 11% adjusted for the negative impact of foreign currency. We held 9 events in the first quarter of 2015, which consisted of 8 ongoing events and 1 new event. The impact of foreign exchange on revenues was significant in the first quarter of 2015 since 8 of the events held in the quarter were held outside of the U.S. The number of attendees increased 20% quarter-over-quarter while the number of exhibitors was up slightly. Average revenue for both attendees and exhibitors decreased. The gross contribution margin declined by 3 points quarter-over-quarter, driven by the foreign exchange impact and the fact that the first quarter is a very small events quarter.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations primarily through cash generated from our operating activities. At March 31, 2015, we had $281.7 million of cash and cash equivalents and $831.8 million of available borrowing capacity under the revolver portion of the 2014 Credit Agreement. Our cash and cash equivalents are held in numerous locations throughout the world, with 96% held outside the United States at March 31, 2015. We believe that we have adequate liquidity and that the cash we expect to earn from our on-going operating activities, our existing cash balances, and the borrowing capacity we have under our revolving credit facility will be sufficient for our currently anticipated needs.

The following table summarizes the changes in the Company’s cash and cash equivalents for the periods indicated (in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Cash Increase (Decrease)
Cash provided by operating activities	$5,663	$16,470	$(10,807)
Cash used in investing activities	(11,632)	(124,455)	112,823
Cash used by financing activities	(54,410)	(32,276)	(22,134)
Net (decrease) increase in cash and cash equivalents	(60,379)	(140,261)	79,882
Effects of exchange rates (1)	(23,270)	(445)	(22,825)
Beginning cash and cash equivalents	365,302	423,990	(58,688)
Ending cash and cash equivalents	$281,653	$283,284	$(1,631)

(1) During the first quarter of 2015, a number of foreign currencies in which we hold cash continued to weaken relative to the U.S. dollar. As a result, the effects of exchange rates had a significant impact on the March 31, 2015 cash and cash equivalent balance.

Operating

Operating cash flow decreased by $10.8 million when comparing the three months ended March 31, 2015 to the same period in 2014. The decrease reflects lower net income as well as $10.0 million in additional cash income tax payments and higher payments for incentives and commissions. Partially offsetting these changes were favorable improvements in certain working capital accounts.

Investing

Cash used in our investing activities decreased $112.8 million in the 2015 quarter compared to the 2014 quarter due to the cash used for the acquisition we completed in the 2014 quarter.

Financing

Cash used in our financing activities decreased $22.1 million quarter-over-quarter. In total, we used $54.4 million of cash in our financing activities in the three months ended March 31, 2015 period compared to $32.3 million of cash used in the same period of 2014. During the 2015 period, the Company used $324.0 million of cash for share repurchases, which was partially offset by $269.6 million of net proceeds from additional borrowings, ESP Plan proceeds, and the impact of excess tax benefits from stock compensation plans. In the 2014 period the Company used $195.9 million of cash for share repurchases, which was partially offset by $163.6 million of net proceeds from additional borrowings, ESP Plan proceeds, and excess tax benefits.

OBLIGATIONS AND COMMITMENTS

2014 Credit Agreement

The Company has a five-year credit arrangement that it entered into in December 2014 that provides for a $400.0 million term loan and a $1.1 billion revolving credit facility (the “2014 Credit Agreement”). Under the revolving credit facility, amounts may be borrowed, repaid, and re-borrowed through the maturity date of the agreement in December 2019. The term and revolving facilities may be increased, at the Company's option, by up to an additional $500.0 million in the aggregate. As of March 31, 2015, the Company had $395.0 million outstanding under the term loan and $265.0 million under the revolver. See Note 6 - Debt in the Notes to the Condensed Consolidated Financial Statements for additional information regarding the 2014 Credit Agreement.

Off-Balance Sheet Arrangements

Through March 31, 2015, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

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

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of our 2014 Annual Report on Form 10-K which is incorporated herein by reference.

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

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers" ("ASU No. 2014-09"). ASU No. 2014-09 is intended to clarify the principles for recognizing revenue by: removing inconsistencies and weaknesses in revenue recognition requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. We continue to evaluate the impact of ASU No. 2014-09.

The provisions of the new rule are effective for Gartner on January 1, 2017. Early adoption is not permitted. However, on April 1, 2015, the FASB Board approved a proposal to defer the effective date of the new revenue recognition standard by one year and to provide some limited provisions for early adoption. The FASB issued a proposed Accounting Standards Update for public comment on April 29, 2015 with comments due by May 29, 2015. The final rule must be approved by the FASB Board.

Debt Issuance Cost Presentation

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of a deferred asset. The amendments are to be applied retrospectively and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, but early adoption is permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The 2014 Credit Agreement provides for a five-year, $400.0 million term loan and a $1.1 billion revolving credit facility. We have exposure to changes in interest rates arising from borrowings under the 2014 Credit Agreement since amounts borrowed are based on a floating base rate of interest. At March 31, 2015, we had $395.0 million outstanding under the term loan and $265.0 million under the revolver.

We have two interest rate swap contracts which effectively convert the floating base rate on the first $400.0 million of our borrowings to fixed rates. Thus the Company only hedges the base interest rate risk on the first $400.0 million of its outstanding borrowings. Accordingly, we are exposed to interest rate risk on borrowings in excess of $400.0 million. A 25 basis point increase or decrease in interest rates would change pre-tax annual interest expense on the additional revolver borrowing capacity under the 2014 Credit Agreement (not including the expansion feature) by approximately $2.3 million.

FOREIGN CURRENCY RISK

A significant portion of our revenues are earned outside of the U.S., and as a result we conduct business in numerous currencies other than the U.S dollar. Among the major foreign currencies in which we conduct business are the Euro, the British Pound, the Japanese Yen, the Australian dollar, and the Canadian dollar. The reporting currency of our financial statements is the U.S. dollar. As the values of the foreign currencies in which we operate fluctuate over time relative to the U.S dollar, the Company is exposed to both foreign currency translation and transaction risk.

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars since the functional currencies of our foreign operations are generally denominated in the local currency. The resulting translation adjustments are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At March 31, 2015, approximately 96% of our $282.0 million of cash and cash equivalents was held in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on March 31, 2015 would have increased or decreased by approximately $27.0 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings since movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S dollar.

Transaction risk arises when our foreign subsidiaries enter into transactions that are denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, gain or loss may result, which is recorded in current period earnings. We may enter into foreign currency forward exchange contracts to mitigate the effects of this foreign currency transaction risk. At March 31, 2015, we had 24 outstanding forward contracts with a $10.0 million total notional value and an immaterial net unrealized loss. All of these outstanding contracts expired by the end of April 2015.

CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents, accounts receivable, and interest rate swap contracts. The majority of the Company’s cash and cash equivalents, interest rate swap contracts, and its foreign exchange contracts are with large investment grade commercial banks. Accounts receivable balances deemed to be collectible from customers have limited concentration of credit risk due to our diverse customer base and geographic dispersion.

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

Management conducted an evaluation, as of March 31, 2015, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of the Company's 2014 10-K and is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

On May 5, 2015, the Company’s Board of Directors authorized $1.2 billion to repurchase the Company's common stock. This authorization succeeds the Company’s prior $800.0 million share repurchase authorization, which was fully utilized. The Company may repurchase its common stock from time to time in amounts and at prices the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases, private transactions or other transactions and will be funded from cash on hand and borrowings under the Company’s credit agreement.

The following table provides detail related to repurchases of our Common Stock during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that may yet be Purchased Under our Share Repurchase Program (in billions)
2015
January	290	$81.92
February	1,881,176	82.11
March	2,203,124	81.59
Total	4,084,590	$81.83	$1.2 (1)

(1) As of May 5, 2015.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
31.1	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32	Certification under 18 U.S.C. 1350.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.

Items 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date:	May 7, 2015	/s/ Craig W. Safian
Craig W. Safian
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)