Form 10-Q
period 2015-06-30
GARTNER INC
filed 2015-07-30
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

As of July 23, 2015, 83,042,367 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$357,581	$365,302
Fees receivable, net of allowances of $6,800 and $6,700, respectively	527,615	552,107
Deferred commissions	98,211	115,381
Prepaid expenses and other current assets	82,661	63,868
Total current assets	1,066,068	1,096,658
Property, equipment and leasehold improvements, net	107,112	97,990
Goodwill	583,002	586,665
Intangible assets, net	27,110	30,689
Other assets	77,747	92,349
Total Assets	$1,861,039	$1,904,351
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued liabilities	$262,293	$353,761
Deferred revenues	922,227	841,457
Current portion of long-term debt	20,000	20,000
Total current liabilities	1,204,520	1,215,218
Long-term debt	695,000	385,000
Other liabilities	131,674	142,962
Total Liabilities	2,031,194	1,743,180
Stockholders’ (Deficit) Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 156,234,415 shares issued for both periods	78	78
Additional paid-in capital	795,408	764,433
Accumulated other comprehensive loss, net	(35,617)	(21,170)
Accumulated earnings	1,354,555	1,275,049
Treasury stock, at cost, 73,193,514 and 68,713,890 common shares, respectively	(2,284,579)	(1,857,219)
Total Stockholders’ (Deficit) Equity	(170,155)	161,171
Total Liabilities and Stockholders’ (Deficit) Equity	$1,861,039	$1,904,351

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Research	$385,718	$358,495	$766,808	$706,609
Consulting	88,336	93,488	165,128	177,759
Events	73,882	67,837	87,186	82,154
Total revenues	547,936	519,820	1,019,122	966,522
Costs and expenses:
Cost of services and product development	210,495	203,178	388,257	373,999
Selling, general and administrative	237,991	218,537	467,513	423,154
Depreciation	8,440	7,721	16,429	15,180
Amortization of intangibles	2,107	1,979	4,246	3,258
Acquisition and integration charges	3,683	6,644	8,775	10,000
Total costs and expenses	462,716	438,059	885,220	825,591
Operating income	85,220	81,761	133,902	140,931
Interest expense, net	(5,240)	(2,680)	(8,720)	(4,930)
Other (expense) income, net	(468)	175	(1,430)	(54)
Income before income taxes	79,512	79,256	123,752	135,947
Provision for income taxes	28,357	26,216	44,246	45,171
Net income	$51,155	$53,040	$79,506	$90,776

Earnings per common share:
Basic	$0.61	$0.59	$0.94	$1.00
Diluted	$0.61	$0.58	$0.92	$0.99
Weighted average shares outstanding:
Basic	83,203	89,521	84,871	90,595
Diluted	84,271	90,744	86,064	92,012

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$51,155	$53,040	$79,506	$90,776
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6,224	876	(13,883)	598
Interest rate hedges – net change in deferred (loss) gain	434	511	(670)	981
Pension – net change in deferred actuarial gain	53	14	106	29
Other comprehensive income (loss), net of tax	6,711	1,401	(14,447)	1,608
Comprehensive income	$57,866	$54,441	$65,059	$92,384

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2015	2014
Operating activities:
Net income	$79,506	$90,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,734	18,438
Stock-based compensation expense	27,392	20,617
Excess tax benefits from stock-based compensation	(11,117)	(14,275)
Deferred taxes	2,298	4,450
Amortization of debt issue costs	1,595	1,100
Changes in assets and liabilities:
Fees receivable, net	13,582	2,909
Deferred commissions	15,539	18,039
Prepaid expenses and other current assets	(17,193)	(4,996)
Other assets	11,164	(3,708)
Deferred revenues	93,454	77,100
Accounts payable, accrued, and other liabilities	(86,551)	(57,692)
Cash provided by operating activities	149,403	152,758
Investing activities:
Additions to property, equipment and leasehold improvements	(23,614)	(19,151)
Acquisitions - cash paid (net of cash acquired)	—	(107,528)
Acquisitions - increase in restricted cash (escrow)	—	(14,363)
Cash used in investing activities	(23,614)	(141,042)
Financing activities:
Proceeds from stock issued under stock plans	3,824	5,064
Proceeds from debt issuance	320,000	175,625
Payments on debt	(10,000)	(5,625)
Purchases of treasury stock	(441,442)	(307,448)
Excess tax benefits from stock-based compensation	11,117	14,275
Cash used in financing activities	(116,501)	(118,109)
Net increase (decrease) in cash and cash equivalents	9,288	(106,393)
Effects of exchange rates on cash and cash equivalents	(17,009)	328
Cash and cash equivalents, beginning of period	365,302	423,990
Cash and cash equivalents, end of period	$357,581	$317,925

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

Basis of presentation. The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 270 for interim financial information and with the applicable instructions of the U.S. Securities & Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X on Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its Annual Report on Form 10-K for the year ended December 31, 2014. The fiscal year of Gartner is the twelve-month calendar period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and six months ended June 30, 2015 may not be indicative of the results of operations for the remainder of 2015.

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

Acquisitions. In July 2015 the Company acquired Nubera eBusiness S.L. ("Nubera"), a Barcelona-based business whose primary asset is GetApp, a discovery and review platform that helps organizations discover, compare and choose the right business software and applications for their needs. Nubera was acquired by a foreign subsidiary of the Company with cash held overseas.

The Company completed three acquisitions in the six months ended June 30, 2014. Certain charges related to these acquisitions are presented in the Acquisition and Integration Charges line on the Condensed Consolidated Statements of Operations. These charges include amounts accrued for payments contingent on the achievement of certain employment conditions, legal, consulting, and severance costs. The Company paid $9.2 million of the amount accrued for the achievement of certain employment conditions in the six months ended June 30, 2015.

Note 2 — Earnings per Share

The following table sets forth the calculations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income used for calculating basic and diluted earnings per common share	$51,155	$53,040	$79,506	$90,776

Denominator:
Weighted average number of common shares used in the calculation of basic earnings per share	83,203	89,521	84,871	90,595
Common stock equivalents associated with stock-based compensation plans (1)	1,068	1,223	1,193	1,417
Shares used in the calculation of diluted earnings per share	84,271	90,744	86,064	92,012

Basic earnings per share	$0.61	$0.59	$0.94	$1.00
Diluted earnings per share	$0.61	$0.58	$0.92	$0.99

(1)
Certain common stock equivalents were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. These common share equivalents totaled less than 0.3 million in each of the periods presented.

Note 3 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. At June 30, 2015, the Company had a total of 7.05 million shares of its common stock, par value $.0005 per share (the “Common Stock”), available for awards of stock-based compensation under its 2014 Long-Term Incentive Plan.

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

Stock-Based Compensation Expense

The Company recognized the following amounts of stock-based compensation expense by award type and expense category in the periods indicated (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Award type:	2015	2014	2015	2014
Stock appreciation rights	$1.2	$1.0	$3.4	$2.9
Common stock equivalents	0.2	0.2	0.3	0.3
Restricted stock units	9.3	5.7	23.7	17.4
Total (1)	$10.7	$6.9	$27.4	$20.6

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amount recorded in:	2015	2014	2015	2014
Cost of services and product development	$4.7	$3.7	$11.6	$9.5
Selling, general and administrative	6.0	3.2	15.8	11.1
Total (1)	$10.7	$6.9	$27.4	$20.6

(1)
Includes charges of $3.9 million and $2.1 million for the three months ended June 30, 2015 and 2014, respectively, and $14.4 million and $9.8 million for the six months ended June 30, 2015 and 2014, respectively, for awards to retirement-eligible employees since these awards vest on an accelerated basis.

As of June 30, 2015, the Company had $66.5 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted-average service period of approximately 2.4 years.

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

The following table summarizes changes in SARs outstanding during the six months ended June 30, 2015:

	SARs (in millions)	Per Share Weighted- Average Exercise Price	Per Share Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2014	1.4	$44.44	$13.26	4.34 years
Granted	0.3	77.92	17.56	6.61 years
Exercised	(0.2)	36.41	12.60	n/a
Outstanding at June 30, 2015 (1), (2)	1.5	$53.37	$14.34	4.66 years
Vested and exercisable at June 30, 2015 (2)	0.7	$39.38	$12.48	3.44 years

(1) As of June 30, 2015, 0.8 million of the SARs outstanding were unvested. The Company expects that substantially all of these unvested awards will vest in future periods.

(2) Total SARs outstanding had an intrinsic value of $48.2 million. SARs vested and exercisable had an intrinsic value of
$30.2 million.

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

The following table summarizes the changes in RSUs outstanding during the six months ended June 30, 2015:

	Restricted Stock Units (RSUs) (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	1.4	$50.76
Granted (1)	0.6	78.23
Vested and released	(0.6)	47.79
Outstanding at June 30, 2015 (2), (3)	1.4	$62.54

(1)
The 0.6 million RSUs granted consisted of 0.3 million performance-based RSUs awarded to executives and 0.3 million service-based RSUs awarded to non-executive employees and non-management board members. The 0.3 million performance-based RSUs represents the target amount of the grant for the year, which is tied to an increase in the Company’s subscription-based research contract value (“CV”) for 2015. The final number of performance-based RSUs that will ultimately be awarded for 2015 ranges from 0% to 200% of the target amount, with the final number dependent on the actual increase in CV for 2015 as measured on December 31, 2015. If the specified minimum level of achievement is not met, the performance-based RSUs will be forfeited in their entirety, and any compensation expense previously recorded will be reversed.

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

The following table summarizes the changes in CSEs outstanding during the six months ended June 30, 2015:

	Common Stock Equivalents (CSEs)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	104,203	$18.65
Granted	3,739	84.75
Converted to common shares	(3,023)	84.75
Outstanding at June 30, 2015	104,919	$19.10

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESP Plan”) under which eligible employees are permitted to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation (or $23,750 in any calendar year), at a price equal to 95% of the closing price of the Common Stock as reported by the New York Stock Exchange at the end of each offering period. At June 30, 2015, the Company had 1.1 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718, and as a result the Company does not record stock-based compensation expense for employee share purchases. The Company received $3.8 million and $2.7 million in cash from purchases under the ESP Plan during the six months ended June 30, 2015 and 2014, respectively.

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

The Company evaluates segment performance and allocates resources based on gross contribution margin. Gross contribution, as presented in the table below, is defined as operating income excluding certain Cost of services and product development expenses, Selling, general and administrative expense, depreciation, amortization of intangibles, and acquisition and integration charges. Certain bonus and fringe benefit costs included in consolidated Cost of services and product development are not allocated to segment expense. The accounting policies used by the reportable segments are the same as those used by the Company. There are no intersegment revenues. The Company does not identify or allocate assets, including capital expenditures, by reportable segment. Accordingly, assets are not reported by segment because the information is not available by segment and is not reviewed in the evaluation of segment performance or in making decisions in the allocation of resources.

The following tables present operating information about the Company’s reportable segments for the periods indicated (in thousands):

Three Months Ended June 30, 2015	Research	Consulting	Events	Consolidated
Revenues	$385,718	$88,336	$73,882	$547,936
Gross contribution	269,846	33,255	39,442	342,543
Corporate and other expenses				(257,323)
Operating income				$85,220

Three Months Ended June 30, 2014	Research	Consulting	Events	Consolidated
Revenues	$358,495	$93,488	$67,837	$519,820
Gross contribution	248,263	36,235	34,232	318,730
Corporate and other expenses				(236,969)
Operating income				$81,761

Six Months Ended June 30, 2015	Research	Consulting	Events	Consolidated
Revenues	$766,808	$165,128	$87,186	$1,019,122
Gross contribution	536,911	59,582	41,884	638,377
Corporate and other expenses				(504,475)
Operating income				$133,902

Six Months Ended June 30, 2014	Research	Consulting	Events	Consolidated
Revenues	$706,609	$177,759	$82,154	$966,522
Gross contribution	494,365	66,573	37,195	598,133
Corporate and other expenses				(457,202)
Operating income				$140,931

The following table provides a reconciliation of total segment gross contribution to net income for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total segment gross contribution	$342,543	$318,730	$638,377	$598,133
Costs and expenses:
Cost of services and product development - unallocated (1)	5,102	2,088	7,512	5,610
Selling, general and administrative	237,991	218,537	467,513	423,154
Depreciation and amortization	10,547	9,700	20,675	18,438
Acquisition and integration charges	3,683	6,644	8,775	10,000
Operating income	85,220	81,761	133,902	140,931
Interest expense and other	5,708	2,505	10,150	4,984
Provision for income taxes	28,357	26,216	44,246	45,171
Net income	$51,155	$53,040	$79,506	$90,776

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

The following table presents changes to the carrying amount of goodwill by reportable segment during the six months ended June 30, 2015 (in thousands):

	Research	Consulting	Events	Total
Balance, December 31, 2014 (1)	$445,460	$99,417	$41,788	$586,665
Foreign currency translation adjustments	(3,507)	(89)	(67)	(3,663)
Balance, June 30, 2015	$441,953	$99,328	$41,721	$583,002

(1)	The Company does not have any accumulated goodwill impairment losses.

Amortizable Intangible Assets

The following tables present reconciliations of the carrying amounts of amortizable intangible assets as of the dates indicated (in thousands):

June 30, 2015	Trade Name	Customer Relationships	Content	Software	Non-Compete	Total
Gross cost, December 31, 2014	$6,924	$27,933	$3,560	$6,569	$9,272	$54,258
Intangibles fully amortized	(6,013)	(7,210)	—	—	—	(13,223)
Minor additions and foreign currency translation impact	(3)	(163)	(77)	639	83	479
Gross cost	908	20,560	3,483	7,208	9,355	41,514
Accumulated amortization (1), (2)	(306)	(5,390)	(2,663)	(3,626)	(2,419)	(14,404)
Balance, June 30, 2015	$602	$15,170	$820	$3,582	$6,936	$27,110

December 31, 2014	Trade Name	Customer Relationships	Content	Software	Non-Compete	Total
Gross cost	$6,924	$27,933	$3,560	$6,569	$9,272	$54,258
Accumulated amortization (1), (2)	(6,202)	(11,072)	(2,246)	(2,603)	(1,446)	(23,569)
Balance, December 31, 2014	$722	$16,861	$1,314	$3,966	$7,826	$30,689

(1)
Intangible assets are being amortized against earnings over the following periods: Trade name—2 to 5 years; Customer relationships—4 to 7 years; Content—1.5 to 4 years; Software—3 years; Non-compete—4 to 5 years.

(2)
Aggregate amortization expense related to intangible assets was $2.1 million and $2.0 million for the three months ended June 30, 2015 and 2014, respectively, and $4.2 million and $3.3 million for the six months ended June 30, 2015 and 2014.

The estimated future amortization expense by year from amortizable intangibles is as follows (in thousands):

2015 (remaining six months)	$3,994
2016	7,190
2017	5,665
2018	4,438
2019	2,822
2020	2,532
2021	469
$27,110

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

The 2014 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum interest expense coverage ratio, and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, make investments and enter into certain transactions with affiliates. As of June 30, 2015, the Company was in full compliance with the loan covenants. The Company’s total outstanding borrowings were as follows (in thousands):

	Balance	Balance
	June 30,	December 31,
Description:	2015	2014
Term loans (1)	$390,000	$400,000
Revolver loans (1), (2)	320,000	—
Other (3)	5,000	5,000
Total (4)	$715,000	$405,000

(1)
The contractual annualized interest rates as of June 30, 2015 on the term loan and the revolver ranged from 1.56% to 1.66%, which consisted of a floating eurodollar base rate ranging from 0.18% to 0.28% plus a margin of 1.38%. However, the Company has interest rate swap contracts which convert the floating eurodollar base rates to a fixed base rate on $700.0 million of Company borrowings (see below).

(2)	The Company had $776.0 million of available borrowing capacity on the revolver (not including the expansion feature) as of June 30, 2015.

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

(4)	The average annual effective rate on the Company's total debt outstanding as of June 30, 2015, including the effect of the swaps, was approximately 3.11%.

Interest Rate Swaps

The Company has three fixed-for-floating interest rate swap contracts which it designates as accounting hedges of the forecasted interest payments on $700.0 million of the Company’s variable rate borrowings. Under the first swap, which matures in the third quarter of 2015, the Company pays a base fixed rate of 2.26% and in return receives a floating eurodollar base rate on $200.0 million of 90 day notional borrowings. The Company's two other interest rate swaps mature in 2019. The Company pays base fixed rates on these two swaps of 1.54% and 1.60% and in return receives a floating eurodollar base rate on $500.0 million of 30 day notional borrowings. The Company accounts for the interest rate swaps as cash flow hedges in accordance with FASB ASC Topic 815. Since the swaps hedge forecasted interest payments, changes in the fair value of the swaps are recorded in accumulated other comprehensive loss, a component of equity, as long as the swaps continue to be highly effective hedges of the designated interest rate risk. Any ineffective portion of change in the fair value of the hedges is recorded in earnings. All of the swaps were highly effective hedges of the forecasted interest payments as of June 30, 2015. The interest rate swaps had a total negative fair value to the Company of $4.0 million at June 30, 2015, which is deferred and classified in accumulated other comprehensive loss, net of tax effect.

Letters of Credit

The Company had $9.0 million of letters of credit and related guarantees outstanding at June 30, 2015. The Company enters into these instruments in the ordinary course of business to facilitate transactions with customers and others.

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

The Company’s recent share repurchase activity is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Number of shares repurchased (1), (2)	1,244,010	1,527,084	5,328,600	4,226,798
Cash paid for repurchased shares (in thousands) (3)	$117,400	$111,598	$441,442	$307,448

(1)
The average cost of the repurchased shares was $84.03 and $82.34 for the three and six months ended June 30, 2015, respectively, and $69.59 and $70.07 for the three and six months ended June 30, 2014, respectively.

(2)	These share repurchases were completed under the Company's prior share repurchase authorization, which was fully utilized.

(3)	The cash paid for the six months ended June 30, 2015 includes $2.7 million for share repurchase transactions that occurred in late December 2014 and were paid in early January 2015.

Accumulated Other Comprehensive (Loss) Income ("AOCL/I")

The following tables disclose information about changes in AOCL/I by component and the related amounts reclassified out of AOCL/I to income during the periods indicated (net of tax, in thousands) (1):

For the three months ended June 30, 2015:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – March 31, 2015	$(2,844)	$(5,975)	$(33,509)	$(42,328)
Changes during the period:
Change in AOCL before reclassifications to income	(596)	—	6,224	5,628
Reclassifications from AOCL to income during the period (2), (3)	1,030	53	—	1,083
Other comprehensive income for the period	434	53	6,224	6,711
Balance – June 30, 2015	$(2,410)	$(5,922)	$(27,285)	$(35,617)

For the three months ended June 30, 2014:

	Interest Rate Swap	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – March 31, 2014	$(3,433)	$(1,796)	$13,781	$8,552
Changes during the period:
Change in AOCI before reclassifications to income	(102)	—	876	774
Reclassifications from AOCI to income during the period (2), (3)	613	14	—	627
Other comprehensive income for the period	511	14	876	1,401
Balance – June 30, 2014	$(2,922)	$(1,782)	$14,657	$9,953

For the six months ended June 30, 2015 :

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2014	$(1,740)	$(6,028)	$(13,402)	$(21,170)
Changes during the period:
Change in AOCL before reclassifications to income	(2,453)	—	(13,883)	(16,336)
Reclassifications from AOCL to income during the period (2), (3)	1,783	106	—	1,889
Other comprehensive (loss) income for the period	(670)	106	(13,883)	(14,447)
Balance – June 30, 2015	$(2,410)	$(5,922)	$(27,285)	$(35,617)

For the six months ended June 30, 2014:

	Interest Rate Swap	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2013	$(3,903)	$(1,811)	$14,059	$8,345
Changes during the period:
Change in AOCI before reclassifications to income	(234)	—	598	364
Reclassifications from AOCI to income during the period (2), (3)	1,215	29	—	1,244
Other comprehensive income for the period	981	29	598	1,608
Balance – June 30, 2014	$(2,922)	$(1,782)	$14,657	$9,953

(1)	Amounts in parentheses represent debits (deferred losses).

(2)	The reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net of tax effect. See Note 9 – Derivatives and Hedging for information regarding the hedges.

(3)
The reclassifications related to defined benefit pension plans were recorded in Selling, general and administrative expense, net of tax effect. See Note 11 – Employee Benefits for information regarding the Company’s defined benefit pension plans.

Note 8 — Income Taxes

The provision for income taxes was $28.4 million for the three months ended June 30, 2015 compared to $26.2 million in the three months ended June 30, 2014. The effective income tax rate was 35.7% for the three months ended June 30, 2015 and 33.1% for the same period in 2014. The quarter-over-quarter increase in the effective income tax rate was primarily due to a change in the estimated mix of pretax income by jurisdiction as well as increases in unrecognized tax benefits.

The provision for income taxes was $44.2 million for the six months ended June 30, 2015 compared to $45.2 million in the six months ended June 30, 2014. The effective income tax rate was 35.8% for the six months ended June 30, 2015 and 33.2% for the same period in 2014. The increase in the effective income tax rate was primarily due to a change in the estimated mix of pre-tax income by jurisdiction as well as increases in unrecognized tax benefits compared to the same period in 2014.

As of June 30, 2015 and December 31, 2014, the Company had gross unrecognized tax benefits of $21.7 million and $20.6 million, respectively. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $3.8 million within the next 12 months due to the anticipated closure of audits and the expiration of certain statutes of limitation. These unrecognized tax benefits relate primarily to the utilization of tax attributes, as well as certain other unrecognized tax positions, each of which are individually insignificant.

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

June 30, 2015
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI
Interest rate swaps (1)	3	$700,000	$(4,018)	Accrued and Other liabilities	$(2,410)
Foreign currency forwards (2)	25	11,000	(9)	Accrued liabilities	—
Total	28	$711,000	$(4,027)		$(2,410)

December 31, 2014
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI
Interest rate swaps (1)	1	$200,000	$(2,900)	Other liabilities	$(1,740)
Foreign currency forwards (2)	77	45,650	238	Accrued liabilities	—
Total	78	$245,650	$(2,662)		$(1,740)

(1)
The swaps have been designated and are accounted for as cash flow hedges of the forecasted interest payments on borrowings. As a result, changes in fair value of the swaps are deferred and are recorded in AOCL, net of tax effect (see Note 6 — Debt for additional information).

(2)
The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to offset the economic effects of these foreign currency transaction risks. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other expense, net since the Company does not designate these contracts as hedges for accounting purposes. All of the contracts outstanding at June 30, 2015 matured by the end of July 2015.

(3)	See Note 10 — Fair Value Disclosures for the determination of the fair value of these instruments.

At June 30, 2015, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties, and none of the derivative contracts contained credit-risk related contingent features.

The following table provides information regarding amounts recognized in the Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amount recorded in:	2015	2014	2015	2014
Interest expense, net (1)	$2,084	$1,022	$3,338	$2,026
Other expense (income), net (2)	185	17	442	(98)
Total expense, net	$2,269	$1,039	$3,780	$1,928

(1)	Consists of interest expense from interest rate swap contracts.

(2)	Consists of realized and unrealized gains and losses on foreign currency forward contracts.

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

The Company’s assets and liabilities that are remeasured to fair value are presented in the following table (in thousands):

	Fair Value	Fair Value
Description:	June 30, 2015	December 31, 2014
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$7,447	$7,650
Total Level 1 inputs	$7,447	$7,650
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	$28,210	$27,000
Foreign currency forward contracts (2)	31	458
Total Level 2 inputs	$28,241	$27,458
Total Assets	$35,688	$35,108
Liabilities:
Values based on level 2 inputs:
Deferred compensation plan liabilities (1)	$40,400	$39,100
Foreign currency forward contracts (2)	40	220
Interest rate swap contracts (3)	4,018	2,900
Total Level 2 inputs	$44,458	$42,220
Total Liabilities	$44,458	$42,220

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

Note 11 — Employee Benefits

Defined Benefit Pension Plans

The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company’s defined benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $0.6 million and $1.3 million for the three and six months ended June 30, 2015, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2014, respectively.

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

The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of June 30, 2015, the Company did not have any material payment obligations under any such indemnification agreements.

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

BUSINESS OVERVIEW

Gartner, Inc. is the world’s leading information technology research and advisory company that helps executives use technology to build, guide and grow their enterprises. We offer independent and objective research and analysis on the information technology, computer hardware, software, communications and related technology industries. We provide comprehensive coverage of the IT industry to thousands of client organizations across the globe. Our client base consists primarily of CIOs and other senior IT and executives from a wide variety of business enterprises, government agencies and the investment community. Gartner is headquartered in Stamford, Connecticut, U.S.A., and as of June 30, 2015, we had 7,385 associates, including 1,634 research analysts and consultants, and clients in over 90 countries.

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

•
Events provides IT, supply chain, digital marketing and business professionals the opportunity to attend various symposia, conferences and exhibitions to learn, contribute and network with their peers. From our flagship event Symposium/ITxpo, to summits focused on specific technologies and industries, to experimental workshop-style seminars, our events distill the latest Gartner research into applicable insight and advice.

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

We had total revenues of $547.9 million in the second quarter of 2015, an increase of 5% compared to the second quarter of 2014. Quarterly revenues increased 12% in second quarter 2015 adjusted for the impact of foreign exchange. Revenues in our Research business increased 8% on a reported basis and 14% when adjusted for the negative impact of foreign currency translation. On a reported basis revenues increased 9% in Events and 15% adjusted for the foreign exchange impact. Revenues declined 6% in Consulting on a reported basis but increased 2% adjusted for the foreign exchange impact. For a more complete discussion of our results by segment, see Segment Results below. For the second quarter of 2015, we had net income of $51.2 million and diluted earnings per share of $0.61.

Our operating cash flow was $149.4 million for the six months ended June 30, 2015 compared to $152.8 million for the same period in 2014. We had $357.6 million of cash and cash equivalents at June 30, 2015 and $776.0 million of available borrowing capacity on our revolver facility. We believe that our liquidity is adequate to fund our current plans. We continue to enhance shareholder value through our share repurchase program, and we repurchased 5.3 million shares of our Common Stock during the six months ended June 30, 2015. In addition, in May our Board of Directors authorized an additional $1.2 billion for share repurchases.

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

The following table provides our total fees receivable and the related allowance for losses as of the dates indicated (in thousands):

	June 30, 2015	December 31, 2014
Total fees receivable	$534,415	$558,807
Allowance for losses	(6,800)	(6,700)
Fees receivable, net	$527,615	$552,107

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

RESULTS OF OPERATIONS

Overall Results

The following tables present selected line items and period-over-period changes in our interim Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	$547,936	$519,820	$28,116	5%
Costs and expenses:
Cost of services and product development	210,495	203,178	(7,317)	(4)
Selling, general and administrative	237,991	218,537	(19,454)	(9)
Depreciation	8,440	7,721	(719)	(9)
Amortization of intangibles	2,107	1,979	(128)	(6)
Acquisition and integration charges	3,683	6,644	2,961	45
Operating income	85,220	81,761	3,459	4
Interest expense, net	(5,240)	(2,680)	(2,560)	(96)
Other (expense) income, net	(468)	175	(643)	>(100)
Provision for income taxes	28,357	26,216	(2,141)	(8)
Net income	$51,155	$53,040	$(1,885)	(4)%

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	$1,019,122	$966,522	$52,600	5%
Costs and expenses:
Cost of services and product development	388,257	373,999	(14,258)	(4)
Selling, general and administrative	467,513	423,154	(44,359)	(10)
Depreciation	16,429	15,180	(1,249)	(8)
Amortization of intangibles	4,246	3,258	(988)	(30)
Acquisition and integration charges	8,775	10,000	1,225	12
Operating income	133,902	140,931	(7,029)	(5)
Interest expense, net	(8,720)	(4,930)	(3,790)	(77)
Other expense, net	(1,430)	(54)	(1,376)	>(100)
Provision for income taxes	44,246	45,171	925	2
Net income	$79,506	$90,776	$(11,270)	(12)%

Total revenues for the three months ended June 30, 2015 increased $28.1 million, to $547.9 million, an increase of 5% compared to the three months ended June 30, 2014. Reported revenues for the six months ended June 30, 2015 increased 5% compared to the six months ended June 30, 2014. Foreign currency exchange had a significant impact on revenues in 2015, and adjusted for this impact, revenues increased 12% in both the three and six months ended June 30, 2015 compared to the same periods in 2014. Reported revenues increased in our Research and Events segments but declined in Consulting. Please refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development increased $7.3 million, or 4%, in the second quarter of 2015 compared to the second quarter of 2014. The increase was primarily attributable to $17.0 million of higher payroll and related benefits costs resulting from increased headcount, and we also had $2.0 million in additional travel, conference, and other charges. These increased charges were substantially offset by $12.0 million in favorable foreign exchange impact. Adjusted for the impact of foreign currency exchange, quarter-over-quarter expense increased 10%. Cost of services and product development as a percentage of revenues was 38% for second quarter of 2015 and 39% for the second quarter of 2014. For the six month periods, Cost of services and product development expense increased $14.3 million, or 4%, in 2015 compared to the same period in 2014. Consistent with the quarterly increase, the additional expense was primarily due to higher payroll and benefit costs due to increased headcount. Cost of services and product development as a percentage of revenues was 38% and 39% for the six months ended June 30, 2015 and 2014, respectively.

Selling, general and administrative (“SG&A”) expense increased $19.5 million, or 9% quarter-over-quarter. The increase was primarily due to $26.0 million in additional payroll and related benefit costs. Other costs increased approximately $8.0 million, which included additional travel costs, as well as additional investment in recruiting and training. These additional expenses were partially offset by approximately $14.0 million in favorable foreign exchange impact. Adjusted for the impact of foreign currency exchange, quarter-over-quarter expense increased 16%. The higher payroll and benefit costs resulted from additional headcount, higher sales commissions, and merit salary increases. The increased headcount reflects our investment in additional quota-bearing sales associates and other sales and infrastructure support personnel. The number of quota-bearing sales associates increased to 2,070 as of June 30, 2015, a 16% increase compared to June 30, 2014. SG&A expense increased 10%, or $44.4 million, in the six months ended June 30, 2015 compared to the same period in the prior year. Consistent with the quarter increase, the increase was primarily driven by higher payroll costs.

Depreciation expense increased 9% and 8% in the three and six months ended June 30, 2015 compared to the same periods in 2014, which reflects our additional investment in fixed assets.

Amortization of intangibles increased in both the three and six months ended June 30, 2015 compared to the same period in 2014 due to the addition of intangibles from the acquisitions completed in 2014.

Acquisition and integration charges include charges directly-related to business acquisitions and include amounts accrued for payments contingent on the achievement of certain employment conditions, legal, consulting, and severance costs. These charges are due to our 2014 acquisitions.

Operating income increased $3.5 million, or 4%, quarter-over-quarter. Operating income as a percentage of revenues was 16% for both the three months ended June 30, 2015 and 2014. For the six month periods, operating income decreased $7.0 million, or 5%. As a percentage of revenues, operating income was 13% for the six month period ended June 30, 2015 and 15% for the six month period ended June 30, 2014. The decrease was primarily driven by higher SG&A costs.

Interest expense, net increased substantially in the three and six months ended June 30, 2015 compared to same periods in 2014 due to additional borrowings.

Other (expense) income, net consisted of foreign currency exchange gains and losses.

Provision for income taxes was $28.4 million for the three months ended June 30, 2015 compared to $26.2 million in the three months ended June 30, 2014. The effective income tax rate was 35.7% for the three months ended June 30, 2015 and 33.1% for the same period in 2014. The quarter-over-quarter increase in the effective income tax rate was primarily due to a change in the estimated mix of pretax income by jurisdiction as well as increases in unrecognized tax benefits.

Provision for income taxes was $44.2 million for the six months ended June 30, 2015 compared to $45.2 million in the six months ended June 30, 2014. The effective income tax rate was 35.8% for the six months ended June 30, 2015 and 33.2% for the same period in 2014. The increase in the effective income tax rate was primarily due to a change in the estimated mix of pre-tax income by jurisdiction as well as increase in unrecognized tax benefits compared to the same period in 2014.

Net income decreased 4% quarter-over-quarter while diluted earnings per share increased 5%, driven by our lower share count. For the six month periods, net income declined 12% in the 2015 period while diluted earnings per share declined by 7%, to $0.92 per share.

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

The following sections present the results of our three reportable business segments:

Research

	As Of And For The Three Months Ended June 30, 2015	As Of And For The Three Months Ended June 30, 2014	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2015	As Of And For The Six Months Ended June 30, 2014	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$385,718	$358,495	$27,223	8%	$766,808	$706,609	$60,199	9%
Gross contribution (1)	$269,846	$248,263	$21,583	9%	$536,911	$494,365	$42,546	9%
Gross contribution margin	70%	69%	1 point	—	70%	70%	—	—

Business Measurements:
Contract value (1)	$1,594,800	$1,436,157	$158,643	11%
Client retention	85%	84%	1 point	—
Wallet retention	106%	105%	1 point	—

(1)	Dollars in thousands.

Research segment revenues increased 8% in the three months ended June 30, 2015 compared to the same quarter in 2014. Adjusted for the negative impact of foreign currency exchange, revenues increased by 14% in the 2015 period. The segment gross contribution margin was 70% in the second quarter of 2015 and 69% in the second quarter of 2014. For the six month periods, revenues increased 9% in 2015 on a reported basis and 15% adjusted for the foreign currency impact, while the gross contribution margin was 70% for both periods.

Research contract value at June 30, 2015 increased 11% compared to June 30, 2014 on a reported basis and 15% adjusted for the impact of foreign currency. Contract value increased by double-digits across all of the Company’s sales regions, client sizes, and industry sectors. At June 30, 2015, enterprise client retention was 85% and enterprise wallet retention was 106%.

Consulting

	As Of And For The Three Months Ended June 30, 2015	As Of And For The Three Months Ended June 30, 2014	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2015	As Of And For The Six Months Ended June 30, 2014	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$88,336	$93,488	$(5,152)	(6)%	$165,128	$177,759	$(12,631)	(7)%
Gross contribution (1)	$33,255	$36,235	$(2,980)	(8)%	$59,582	$66,573	$(6,991)	(11)%
Gross contribution margin	38%	39%	(1) point	—	36%	37%	(1) point	—

Business Measurements:
Backlog (1)	$97.4	$104.6	$(7.2)	(7)%
Billable headcount	564	505	59	12%
Consultant utilization	68%	70%	(2) points	—	68%	67%	1 point	—
Average annualized revenue per billable headcount (1)	$409	$454	$(45)	(10)%	$402	$437	$(35)	(8)%

(1)	Dollars in thousands.

Consulting revenues decreased $5.1 million, or 6%, quarter-over-quarter, but excluding the negative impact of foreign currency exchange, revenues increased 2%. The majority of the revenue decrease was in our core consulting practice. The gross contribution margin was 38% for the three months ended June 30, 2015 and 39% for the three months ended June 30, 2014. For the six month periods, Consulting revenues decreased $12.6 million, or 7%, but excluding the negative impact of foreign currency, revenues were basically flat period-over-period. The gross contribution margin declined by 1 point.

Backlog was $97.4 million at June 30, 2015, a decrease of 7% compared to June 30, 2014.

Events

	As Of And For The Three Months Ended June 30, 2015	As Of And For The Three Months Ended June 30, 2014	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2015	As Of And For The Six Months Ended June 30, 2014	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$73,882	$67,837	$6,045	9%	$87,186	$82,154	$5,032	6%
Gross contribution (1)	$39,442	$34,232	$5,210	15%	$41,884	$37,195	$4,689	13%
Gross contribution margin	53%	50%	3 points	—	48%	45%	3 points	—

Business Measurements:
Number of events	26	28	(2)	(7)%	35	36	(1)	(3)%
Number of attendees	17,107	16,594	513	3%	21,172	19,988	1,184	6%

(1)	Dollars in thousands.

Events revenues increased 9% quarter-over-quarter as reported and 15% adjusted for the negative impact of foreign currency. We held 26 events in the second quarter of 2015, which consisted of 25 ongoing events and 1 new event. Three events that were held in the second quarter of 2014 have been moved to the third quarter of 2015. The total number of attendees increased 3% quarter-over-quarter while the number of exhibitors was flat. Average revenue for both attendees and exhibitors increased 8%. The gross contribution margin increased by 3 points quarter-over-quarter, primarily driven by the higher average revenue in our ongoing events.

For the six month periods, revenues increased $5.0 million in 2015 when compared to 2014, or 6%, and 14% adjusted for the negative impact foreign currency exchange. The 35 events held through June 30, 2015 consisted of 33 ongoing events and 2 new events, while 3 events held in the first half of 2014 have been moved to the third quarter of 2015. The number of attendees increased 6% while exhibitors increased 2% while average revenue increased 3% for attendees and 2% for exhibitors. The gross contribution margin increased 3 points due to both the higher attendance and average revenue at the ongoing events.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations primarily through cash generated from our operating activities. At June 30, 2015, we had $357.6 million of cash and cash equivalents and $776.0 million of available borrowing capacity under the revolver portion of the 2014 Credit Agreement. Our cash and cash equivalents are held in numerous locations throughout the world, with approximately 95% held outside the United States at June 30, 2015. We believe that we have adequate liquidity and that the cash we expect to earn from our on-going operating activities, our existing cash balances, and the borrowing capacity we have under our revolving credit facility will be sufficient for our currently anticipated needs.

The following table summarizes the changes in the Company’s cash and cash equivalents for the periods indicated (in thousands):

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Cash Increase (Decrease)
Cash provided by operating activities	$149,403	$152,758	$(3,355)
Cash used in investing activities	(23,614)	(141,042)	117,428
Cash used by financing activities	(116,501)	(118,109)	1,608
Net increase (decrease) in cash and cash equivalents	9,288	(106,393)	115,681
Effects of exchange rates (1)	(17,009)	328	(17,337)
Beginning cash and cash equivalents	365,302	423,990	(58,688)
Ending cash and cash equivalents	$357,581	$317,925	$39,656

(1) A number of foreign currencies in which we hold cash weakened relative to the U.S. dollar during the six months ended June 30, 2015 compared to the same period in 2014. As a result, the effect of exchange rates year-over-year was significant.

Operating

Operating cash flow decreased by $3.4 million, or 2%, when comparing the six months ended June 30, 2015 to the same period in 2014. The decrease reflects lower net income as well as $5.2 million in additional cash income tax payments and higher payments for employee incentives, commissions, and severance. Partially offsetting these changes were favorable improvements in certain working capital accounts.

Investing

We used $23.6 million of cash in our investing activities in the six months ended June 30, 2015, a decline of $117.4 million in cash used compared to the six months ended June 30, 2014. The decline reflects the cash used for business acquisitions in the 2014 period. We used $23.6 million of cash in the 2015 period for capital expenditures, an increase of $4.5 million over 2014, or 23%.

Financing

We used $116.5 million of cash in our financing activities in the six months ended June 30, 2015 period compared to $118.1 million of cash used in 2014 period. During the 2015 period, the Company used $441.4 million of cash for share repurchases compared to $307.4 million in the 2014 period. We borrowed an additional $140.0 million in the 2015 period on a net basis.

OBLIGATIONS AND COMMITMENTS

2014 Credit Agreement

The Company has a five-year credit arrangement that it entered into in December 2014 that provides for a $400.0 million term loan and a $1.1 billion revolving credit facility (the “2014 Credit Agreement”). Under the revolving credit facility, amounts may be borrowed, repaid, and re-borrowed through the maturity date of the agreement in December 2019. The term and revolving facilities may be increased, at the Company's option, by up to an additional $500.0 million in the aggregate. As of June 30, 2015, the Company had $390.0 million outstanding under the term loan and $320.0 million under the revolver. See Note 6 - Debt in the Notes to the Condensed Consolidated Financial Statements for additional information regarding the 2014 Credit Agreement.

Off-Balance Sheet Arrangements

Through June 30, 2015, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

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

The provisions of the new rule are effective for Gartner on January 1, 2017. Early adoption is not permitted. However, on April 1, 2015, the FASB Board proposed to defer the effective date of the new revenue recognition standard by one year and to provide some limited provisions for early adoption. The FASB Board approved the proposal on July 9, 2015 and is currently drafting the final Accounting Standards Update.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The 2014 Credit Agreement provides for a five-year, $400.0 million term loan and a $1.1 billion revolving credit facility. We have exposure to changes in interest rates arising from borrowings under the 2014 Credit Agreement since amounts borrowed are based on a floating base rate of interest. At June 30, 2015, we had $390.0 million outstanding under the term loan and $320.0 million under the revolver.

We have three interest rate swap contracts which effectively convert the floating base rate on the first $700.0 million of our variable rate borrowings to fixed rates. Thus the Company only hedges the base interest rate risk on the first $700.0 million of its outstanding borrowings. Accordingly, we are exposed to interest rate risk on borrowings in excess of $700.0 million. As an indication of our exposure to interest rates on our borrowings, a hypothetical 25 basis point increase or decrease in interest rates would change pre-tax annual interest expense on the $776.0 million of additional revolver borrowing capacity as of June 30, 2015 under the 2014 Credit Agreement (not including the expansion feature) by approximately $2.0 million.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars since the functional currencies of our foreign operations are generally denominated in the local currency. The resulting translation adjustments are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At June 30, 2015, approximately 95% of our $357.6 million of cash and cash equivalents was held in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on June 30, 2015 would have increased or decreased by approximately $34.0 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings since movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S dollar.

Transaction risk arises when our foreign subsidiaries enter into transactions that are denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, gain or loss may result, which is recorded in current period earnings. We may enter into foreign currency forward exchange contracts to mitigate the effects of this foreign currency transaction risk. At June 30, 2015, we had 25 outstanding forward contracts with an $11.0 million total notional value and an immaterial net unrealized loss. All of these outstanding contracts expired by the end of July 2015.

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

Management conducted an evaluation, as of June 30, 2015, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

Issuer Purchases of Equity Securities

On May 5, 2015, the Company’s Board of Directors authorized $1.2 billion to repurchase the Company's common stock, all of which was available for share repurchases as of July 30, 2015. The Company may repurchase its common stock from time to time in amounts and at prices the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases, private transactions or other transactions and will be funded from cash on hand and borrowings under the Company’s credit agreement.

The following table provides detail related to repurchases of our Common Stock during the six months ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that may yet be Purchased Under our Share Repurchase Program (in billions)
2015
January	290	$81.92
February	1,881,176	82.11
March	2,203,124	81.59
Total for quarter	4,084,590	$81.83

April	1,072,393	$83.75
May	153,154	85.62
June	18,463	87.05
Total for quarter	1,244,010	$84.03	$1.2 (1)

(1) As of July 30, 2015.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
31.1	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32	Certification under 18 U.S.C. 1350.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.

Items 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date:	July 30, 2015	/s/ Craig W. Safian
Craig W. Safian
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)