Form 10-Q/A
period 2015-09-30
GARTNER INC
filed 2015-11-05
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

As of October 29, 2015, 82,856,620 shares of the registrant’s common shares were outstanding.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A is being filed by Gartner, Inc. (the "Company") solely to correct a typographical error included in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, which was filed with the Securities & Exchange Commission on November 5, 2015 (the “Original Form 10-Q”).
The Company incorrectly included the word "almost" in the second paragraph of the Research segment results discussion on page 30 in the Original Form 10-Q in the following sentence: "Contract value increased by double-digits across all of the Company's sales regions and client sizes and almost all industry sectors."
In fact, the Company's contract value increased by double-digits across all of its industry sectors. As a result, the Company is amending it's Original Form 10-Q and replacing that sentence with the following: "Contract value increased at double-digit rates (adjusted for the impact of foreign currency) across all of the Company's sales regions, client sizes, and industry sectors."
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

Gartner, Inc.

Date: November 5, 2015	/s/ Craig W. Safian
Craig W. Safian
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)