Form 10-Q
period 2015-11-05
GARTNER INC
filed 2015-11-05
CIK 749251

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$371,244	$365,302
Fees receivable, net of allowances of $6,560 and $6,700, respectively	482,302	552,107
Deferred commissions	93,792	115,381
Prepaid expenses and other current assets	114,061	63,868
Total current assets	1,061,399	1,096,658
Property, equipment and leasehold improvements, net	109,557	97,990
Goodwill	723,950	586,665
Intangible assets, net	96,174	30,689
Other assets	100,462	92,349
Total Assets	$2,091,542	$1,904,351
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued liabilities	$290,044	$353,761
Deferred revenues	925,056	841,457
Current portion of long-term debt	20,000	20,000
Total current liabilities	1,235,100	1,215,218
Long-term debt	820,000	385,000
Other liabilities	196,031	142,962
Total Liabilities	2,251,131	1,743,180
Stockholders’ (Deficit) Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 156,234,415 shares issued for both periods	78	78
Additional paid-in capital	806,537	764,433
Accumulated other comprehensive loss, net	(49,274)	(21,170)
Accumulated earnings	1,384,922	1,275,049
Treasury stock, at cost, 73,379,318 and 68,713,890 common shares, respectively	(2,301,852)	(1,857,219)
Total Stockholders’ (Deficit) Equity	(159,589)	161,171
Total Liabilities and Stockholders’ (Deficit) Equity	$2,091,542	$1,904,351

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Research	$396,179	$365,334	$1,162,987	$1,071,943
Consulting	74,686	82,300	239,814	260,059
Events	29,301	23,306	116,487	105,460
Total revenues	500,166	470,940	1,519,288	1,437,462
Costs and expenses:
Cost of services and product development	193,602	188,059	581,859	562,058
Selling, general and administrative	236,355	217,025	703,868	640,179
Depreciation	8,510	7,945	24,939	23,125
Amortization of intangibles	2,737	2,505	6,983	5,763
Acquisition and integration charges	6,488	6,015	15,263	16,015
Total costs and expenses	447,692	421,549	1,332,912	1,247,140
Operating income	52,474	49,391	186,376	190,322
Interest expense, net	(6,049)	(2,656)	(14,769)	(7,586)
Other income (expense), net	5,367	(287)	3,937	(341)
Income before income taxes	51,792	46,448	175,544	182,395
Provision for income taxes	21,426	12,602	65,672	57,773
Net income	$30,366	$33,846	$109,872	$124,622

Earnings per common share:
Basic	$0.37	$0.38	$1.30	$1.39
Diluted	$0.36	$0.38	$1.29	$1.37
Weighted average shares outstanding:
Basic	82,989	88,513	84,244	89,901
Diluted	84,113	89,708	85,435	91,273

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$30,366	$33,846	$109,872	$124,622
Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	(7,900)	(12,588)	(21,783)	(11,990)
Interest rate hedges – net change in deferred (loss) gain	(5,810)	619	(6,480)	1,600
Pension – net change in deferred actuarial gain	53	15	159	44
Other comprehensive (loss), net of tax	(13,657)	(11,954)	(28,104)	(10,346)
Comprehensive income	$16,709	$21,892	$81,768	$114,276

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities:
Net income	$109,872	$124,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,922	28,888
Stock-based compensation expense	36,980	29,425
Excess tax benefits from stock-based compensation	(11,222)	(19,275)
Deferred taxes	(5,724)	(1,299)
Amortization of debt issue costs	2,392	1,572
Changes in assets and liabilities, net of acquisitions:
Fees receivable, net	57,045	37,365
Deferred commissions	18,251	24,546
Prepaid expenses and other current assets	(42,347)	(23,831)
Other assets	(12,878)	(1,303)
Deferred revenues	109,595	92,593
Accounts payable, accrued, and other liabilities	(27,579)	(17,694)
Cash provided by operating activities	266,307	275,609
Investing activities:
Additions to property, equipment and leasehold improvements	(36,067)	(25,516)
Acquisitions - cash paid (net of cash acquired)	(169,853)	(107,528)
Acquisitions - increase in restricted cash (escrow)	(25,625)	(14,363)
Cash used in investing activities	(231,545)	(147,407)
Financing activities:
Proceeds from stock issued under stock plans	5,583	6,365
Proceeds from debt issuance	450,000	174,375
Payments on debt	(15,000)	(9,375)
Purchases of treasury stock	(453,000)	(387,126)
Excess tax benefits from stock-based compensation	11,222	19,275
Cash used in financing activities	(1,195)	(196,486)
Net increase (decrease) in cash and cash equivalents	33,567	(68,284)
Effects of exchange rates on cash and cash equivalents	(27,625)	(14,486)
Cash and cash equivalents, beginning of period	365,302	423,990
Cash and cash equivalents, end of period	$371,244	$341,220

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

Basis of presentation. The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 270 for interim financial information and with the applicable instructions of the U.S. Securities & Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X on Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its Annual Report on Form 10-K for the year ended December 31, 2014. The fiscal year of Gartner is the twelve-month calendar period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and nine months ended September 30, 2015 may not be indicative of the results of operations for the remainder of 2015.

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

Acquisitions. During the three months ended September 30, 2015, the Company acquired two businesses, Nubera eBusiness S.L., based in Barcelona, Spain ("Nubera"), and Capterra, Inc., based in Arlington, Virginia ("Capterra"). The Company acquired 100% of the outstanding capital stock of these businesses for an aggregate purchase price of $206.2 million in cash. Both the acquired businesses assist organizations in selecting the right business software for their needs.

The following table provides a reconciliation of the aggregate purchase price paid for these acquisitions (in millions):

Total
Aggregate purchase price (1)	$206.2
Less: cash acquired (2)	(10.7)
Net cash paid (3), (4)	$195.5

(1)	Aggregate cash paid for 100% of the outstanding capital stock of the acquired businesses.

(2)	Represents the amount of cash from the acquired businesses.

(3)
Includes $30.0 million placed in escrow to cover potential indemnification claims. Of this amount, $25.6 million is restricted cash and is reported in Other Assets on the Condensed Consolidated Balance Sheets.

(4)
The Company may also be required to pay up to an additional $32.0 million in cash in the future subject to the continuing employment of certain employees of these businesses. The $32.0 million will be recognized as compensation expense over the next three years and will be reported in Acquisition and Integration Charges in the Condensed Consolidated Statements of Operations.

The Company accounts for acquisitions in accordance with the acquisition method of accounting as prescribed by FASB ASC Topic 805, Business Combinations. The acquisition method of accounting requires the consideration paid to be allocated to the net assets and liabilities acquired based on their estimated fair values as of the acquisition date, and any excess of the purchase price over the estimated fair value of the net assets acquired, including identifiable intangible assets, must be allocated to goodwill. The determination of the fair value of intangible and other assets requires management judgment and the consideration of a number of factors, significant among them the historical financial performance of the acquired businesses and projected performance, estimates surrounding customer turnover, as well as assumptions regarding the level of competition and the cost to reproduce certain assets. Establishing the useful lives of the amortizable intangibles also requires management judgment and the evaluation of a number of factors, among them projected cash flows and the likelihood of competition.

The Company recorded $216.7 million of goodwill and amortizable intangible assets for these acquisitions (see Note 5 — Goodwill and Intangible Assets for additional information) and $23.1 million of other assets and $33.6 million of other liabilities. The Company considers the allocation of the purchase price to be preliminary with respect to the completion of the valuation of identified intangibles, certain tax and other contingencies, and the finalization of working capital adjustments, as well as the allocation of the resulting goodwill among reporting units. The Company believes the recorded goodwill is supported by the anticipated revenue synergies, customer retention, and cost savings resulting from the combined operations.

The operating results of the acquired businesses and the related goodwill are being reported in the Company's Research segment.
The Company's financial statements include the operating results of the acquired businesses beginning from their respective acquisition dates, which were not material to either the Company's consolidated operating results or Research segment results for the three and nine month periods ending September 30, 2015. Had the Company acquired these businesses in prior periods the impact to the Company's operating results for prior periods would not have been material, and as a result pro forma financial information for prior periods has not been presented.

The Company recorded $6.5 million and $15.3 million of charges related to its acquisitions in the three and nine months ended September 30, 2015, respectively, which are classified in Acquisition and Integration charges in the Condensed Consolidated Statements of Operations. Included in these directly-related and incremental charges are legal, consulting, retention, severance, and accruals for cash payments subject to the continuing employment of certain key employees. During the nine months ended September 30, 2015, the Company paid $9.2 million in cash that was accrued for the achievement of certain employment conditions related to an acquisition completed in 2014.

Note 2 — Earnings per Share

The following table sets forth the calculations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income used for calculating basic and diluted earnings per common share	$30,366	$33,846	$109,872	$124,622

Denominator:
Weighted average number of common shares used in the calculation of basic earnings per share	82,989	88,513	84,244	89,901
Common stock equivalents associated with stock-based compensation plans (1)	1,124	1,195	1,191	1,372
Shares used in the calculation of diluted earnings per share	84,113	89,708	85,435	91,273

Basic earnings per share	$0.37	$0.38	$1.30	$1.39
Diluted earnings per share	$0.36	$0.38	$1.29	$1.37

(1)
Certain common stock equivalents were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. These common share equivalents totaled less than 0.3 million in each of the periods presented.

Note 3 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. At September 30, 2015, the Company had a total of 7.0 million shares of its common stock, par value $.0005 per share (the “Common Stock”), available for stock-based compensation awards under its 2014 Long-Term Incentive Plan.

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

Stock-Based Compensation Expense

The Company recognized the following amounts of stock-based compensation expense by award type and expense category in the periods indicated (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Award type:	2015	2014	2015	2014
Stock appreciation rights	$1.1	$1.0	$4.5	$3.9
Common stock equivalents	0.2	0.2	0.5	0.5
Restricted stock units	8.3	7.6	32.0	25.0
Total (1)	$9.6	$8.8	$37.0	$29.4

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amount recorded in:	2015	2014	2015	2014
Cost of services and product development	$4.5	$4.0	$16.1	$13.5
Selling, general and administrative	5.1	4.8	20.9	15.9
Total (1)	$9.6	$8.8	$37.0	$29.4

(1)
Includes charges of $3.0 million and $2.9 million for the three months ended September 30, 2015 and 2014, respectively, and $17.4 million and $12.7 million for the nine months ended September 30, 2015 and 2014, respectively, for awards to retirement-eligible employees since these awards vest on an accelerated basis.

As of September 30, 2015, the Company had $57.7 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted-average service period of approximately 2.3 years.

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

The following table summarizes changes in SARs outstanding during the nine months ended September 30, 2015:

	SARs (in millions)	Per Share Weighted- Average Exercise Price	Per Share Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2014	1.4	$44.44	$13.26	4.34 years
Granted	0.3	77.92	17.56	6.36 years
Exercised	(0.2)	36.40	—	n/a
Outstanding at September 30, 2015 (1), (2)	1.5	$53.37	$14.34	4.41 years
Vested and exercisable at September 30, 2015 (2)	0.7	$39.38	$12.48	3.19 years

(1) As of September 30, 2015, 0.8 million of the SARs outstanding were unvested. The Company expects that substantially all of these unvested awards will vest in future periods.

(2) Total SARs outstanding had an intrinsic value of $45.4 million. SARs vested and exercisable had an intrinsic value of
$29.0 million.

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

The following table summarizes the changes in RSUs outstanding during the nine months ended September 30, 2015:

	Restricted Stock Units (RSUs) (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	1.4	$50.76
Granted (1)	0.6	78.30
Vested and released	(0.6)	47.78
Outstanding at September 30, 2015 (2), (3)	1.4	$62.65

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

The following table summarizes the changes in CSEs outstanding during the nine months ended September 30, 2015:

	Common Stock Equivalents (CSEs)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	104,203	$18.65
Granted	5,645	84.19
Converted to common shares	(4,544)	84.20
Outstanding at September 30, 2015	105,304	$19.34

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESP Plan”) under which eligible employees are permitted to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation (or $23,750 in any calendar year), at a price equal to 95% of the closing price of the Common Stock as reported by the New York Stock Exchange at the end of each offering period. At September 30, 2015, the Company had 1.0 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718, and as a result the Company does not record stock-based compensation expense for employee share purchases. The Company received $5.6 million and $4.0 million in cash from purchases under the ESP Plan during the nine months ended September 30, 2015 and 2014, respectively.

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

The following tables present operating information about the Company’s reportable segments for the periods indicated (in thousands):

Three Months Ended September 30, 2015	Research	Consulting	Events	Consolidated
Revenues	$396,179	$74,686	$29,301	$500,166
Gross contribution	274,967	21,593	11,543	308,103
Corporate and other expenses				(255,629)
Operating income				$52,474

Three Months Ended September 30, 2014	Research	Consulting	Events	Consolidated
Revenues	$365,334	$82,300	$23,306	$470,940
Gross contribution	251,113	24,774	6,946	282,833
Corporate and other expenses				(233,442)
Operating income				$49,391

Nine Months Ended September 30, 2015	Research	Consulting	Events	Consolidated
Revenues	$1,162,987	$239,814	$116,487	$1,519,288
Gross contribution	811,877	81,175	53,427	946,479
Corporate and other expenses				(760,103)
Operating income				$186,376

Nine Months Ended September 30, 2014	Research	Consulting	Events	Consolidated
Revenues	$1,071,943	$260,059	$105,460	$1,437,462
Gross contribution	745,477	91,347	44,141	880,965
Corporate and other expenses				(690,643)
Operating income				$190,322

The following table provides a reconciliation of total segment gross contribution to net income for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total segment gross contribution	$308,103	$282,833	$946,479	$880,965
Costs and expenses:
Cost of services and product development - unallocated (1)	1,539	(48)	9,050	5,561
Selling, general and administrative	236,355	217,025	703,868	640,179
Depreciation and amortization	11,247	10,450	31,922	28,888
Acquisition and integration charges	6,488	6,015	15,263	16,015
Operating income	52,474	49,391	186,376	190,322
Interest expense and other	682	2,943	10,832	7,927
Provision for income taxes	21,426	12,602	65,672	57,773
Net income	$30,366	$33,846	$109,872	$124,622

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

The Company conducted a quantitative assessment of the fair value of its reporting units as of September 30, 2015 based in part on the demonstrated historical trend of the fair values of the Company’s reporting units substantially exceeding their carrying values and the Company's recent financial performance. Among the factors included in the Company’s assessment were general economic conditions and the competitive environment; actual and projected reporting unit financial performance; forward-looking business measurements; and external market assessments. Based on the results of the assessment, the Company believes the fair values of its reporting units continue to exceed their respective carrying values.

The following table presents changes to the carrying amount of goodwill by reportable segment during the nine months ended September 30, 2015 (in thousands):

	Research	Consulting	Events	Total
Balance, December 31, 2014 (1)	$445,460	$99,417	$41,788	$586,665
Additions due to acquisitions (2)	144,716	—	—	144,716
Foreign currency translation adjustments	(6,794)	(531)	(106)	(7,431)
Balance, September 30, 2015	$583,382	$98,886	$41,682	$723,950

(1)	The Company does not have any accumulated goodwill impairment losses.

(2)
Includes $126.6 million and $18.1 million of goodwill resulting from the Capterra and Nubera acquisitions, respectively. See Note 1 — Business and Basis of Presentation for additional information regarding the acquisitions.

Amortizable Intangible Assets

The following tables present reconciliations of the carrying amounts of amortizable intangible assets as of the dates indicated (in thousands):

September 30, 2015	Trade Name	Customer Relationships	Content	Software	Non-Compete	Total
Gross cost, December 31, 2014	$6,924	$27,933	$3,560	$6,569	$9,272	$54,258
Additions due to acquisitions (1)	2,720	42,420	12,570	3,470	10,770	71,950
Intangibles fully amortized	(6,013)	(7,210)	—	—	—	(13,223)
Foreign currency translation impact and other minor adjustments	(12)	(432)	(92)	(1,292)	69	(1,759)
Gross cost	3,619	62,711	16,038	8,747	20,111	111,226
Accumulated amortization (2), (3)	(407)	(6,477)	(2,941)	(2,286)	(2,941)	(15,052)
Balance, September 30, 2015	$3,212	$56,234	$13,097	$6,461	$17,170	$96,174

December 31, 2014	Trade Name	Customer Relationships	Content	Software	Non-Compete	Total
Gross cost	$6,924	$27,933	$3,560	$6,569	$9,272	$54,258
Accumulated amortization (2), (3)	(6,202)	(11,072)	(2,246)	(2,603)	(1,446)	(23,569)
Balance, December 31, 2014	$722	$16,861	$1,314	$3,966	$7,826	$30,689

(1) Includes $63.1 million and $8.8 million of amortizable intangible assets resulting from the Capterra and Nubera acquisitions, respectively. See Note 1 — Business and Basis of Presentation for additional information regarding the acquisitions.

(2) Intangible assets are being amortized against earnings over the following periods: Trade name—2 to 5 years; Customer relationships—4 to 7 years; Content—1.5 to 4 years; Software—3 years; Non-compete—4 to 5 years.

(3) Aggregate amortization expense related to intangible assets was $2.7 million and $2.5 million for the three months ended September 30, 2015 and 2014, respectively, and $7.0 million and $5.8 million for the nine months ended September 30, 2015 and 2014.

The estimated future amortization expense by year from amortizable intangibles is as follows (in thousands):

2015 (remaining three months)	$5,557
2016	21,519
2017	19,823
2018	18,092
2019	14,652
2020	11,107
2021	5,424
$96,174

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

Amounts borrowed under the 2014 Credit Agreement bear interest at a rate equal to, at Gartner’s option, either:

(1) the greater of: (i) the administrative agent’s prime rate; (ii) the average rate on overnight federal funds plus 1/2 of 1%; (iii) the eurodollar rate (adjusted for statutory reserves) plus 1%, in each case plus a margin equal to between 0.125% and 0.50% depending on Gartner’s consolidated leverage ratio as of the end of the four consecutive fiscal quarters most recently ended; or

(2) the eurodollar rate (adjusted for statutory reserves) plus a margin equal to between 1.125% and 1.50%, depending on Gartner’s leverage ratio as of the end of the four consecutive fiscal quarters most recently ended.

The 2014 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum interest expense coverage ratio, and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, make investments and enter into certain transactions with affiliates. As of September 30, 2015, the Company was in full compliance with the loan covenants. The Company’s total outstanding borrowings were as follows (in thousands):

	Balance	Balance
	September 30,	December 31,
Description:	2015	2014
Term loans (1)	$385,000	$400,000
Revolver loans (1), (2)	450,000	—
Other (3)	5,000	5,000
Total (4)	$840,000	$405,000

(1)
The contractual annualized interest rates as of September 30, 2015 on the term loan and the revolver ranged from 1.57% to 1.63%, which consisted of a floating eurodollar base rate ranging from 0.19% to 0.25% plus a margin of 1.38%. However, the Company has interest rate swap contracts which convert the floating eurodollar base rates to a fixed base rate on $700.0 million of borrowings (see below).

(2)	The Company had $645.6 million of available borrowing capacity on the revolver (not including the expansion feature) as of September 30, 2015.

(3)
Consists of a $5.0 million State of Connecticut economic development loan with a 3.00% fixed rate of interest. The loan was originated in 2012 and has a 10 years maturity. Principal payments are deferred for the first five years and the loan may be repaid at any point by the Company without penalty. The loan has a principal forgiveness provision in which up to $2.5 million of the loan may be forgiven if the Company meets certain employment targets during the first five years of the loan.

(4)	The average annual effective rate on the Company's total debt outstanding for the nine months ended September 30, 2015, including the effect of the swaps, was approximately 2.77%.

Interest Rate Swaps

The Company has three fixed-for-floating interest rate swap contracts which it designates as accounting hedges of the forecasted interest payments on $700.0 million of the Company’s variable rate borrowings. The Company pays base fixed rates on these swaps ranging from 1.53% to 1.60% and in return receives a floating eurodollar base rate on $700.0 million of 30 day notional borrowings.

The Company accounts for the interest rate swaps as cash flow hedges in accordance with FASB ASC Topic 815. Since the swaps hedge forecasted interest payments, changes in the fair value of the swaps are recorded in accumulated other comprehensive loss, a component of equity, as long as the swaps continue to be highly effective hedges of the designated interest rate risk. Any ineffective portion of change in the fair value of the hedges is recorded in earnings. All of the swaps were highly effective hedges of the forecasted interest payments as of September 30, 2015. The interest rate swaps had a total negative fair value to the Company of $13.7 million at September 30, 2015, which is deferred and classified in accumulated other comprehensive loss, net of tax effect.

Letters of Credit

The Company had $9.1 million of letters of credit and related guarantees outstanding at September 30, 2015. The Company enters into these instruments in the ordinary course of business to facilitate transactions with customers and others.

Note 7 — Equity

Share Repurchase Program

We have a $1.2 billion board approved authorization to repurchase the Company's common stock. The Company may repurchase its common stock from time to time in amounts and at prices the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases, private transactions or other transactions and will be funded from cash on hand and borrowings under the Company’s credit agreement.

The Company’s recent share repurchase activity is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Number of shares repurchased (1)	210,012	1,124,117	5,538,612	5,350,915
Cash paid for repurchased shares (in thousands) (2)	$11,558	$79,678	$453,000	$387,126

(1)
The average purchase price for shares was $83.79 and $82.40 for the three and nine months ended September 30, 2015, respectively, and $72.94 and $70.67 for the three and nine months ended September 30, 2014, respectively.

(2)	The cash paid for the nine months ended September 30, 2015 includes $2.7 million for share repurchase transactions that occurred in late December 2014 that were paid in early January 2015.

Accumulated Other Comprehensive (Loss) Income ("AOCL/I")

The following tables disclose information about changes in AOCL/I by component and the related amounts reclassified out of AOCL/I to income during the periods indicated (net of tax, in thousands) (1):

For the three months ended September 30, 2015:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – June 30, 2015	$(2,410)	$(5,922)	$(27,285)	$(35,617)
Changes during the period:
Change in AOCL before reclassifications to income	(7,457)	—	(7,900)	(15,357)
Reclassifications from AOCL to income during the period (2), (3)	1,647	53	—	1,700
Other comprehensive (loss) income for the period	(5,810)	53	(7,900)	(13,657)
Balance – September 30, 2015	$(8,220)	$(5,869)	$(35,185)	$(49,274)

For the three months ended September 30, 2014:

	Interest Rate Swap	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – June 30, 2014	$(2,922)	$(1,782)	$14,657	$9,953
Changes during the period:
Change in AOCI before reclassifications to income	(1)	—	(12,588)	(12,589)
Reclassifications from AOCI to income during the period (2), (3)	620	15	—	635
Other comprehensive (loss) income for the period	619	15	(12,588)	(11,954)
Balance – September 30, 2014	$(2,303)	$(1,767)	$2,069	$(2,001)

For the nine months ended September 30, 2015 :

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2014	$(1,740)	$(6,028)	$(13,402)	$(21,170)
Changes during the period:
Change in AOCL before reclassifications to income	(9,910)	—	(21,783)	(31,693)
Reclassifications from AOCL to income during the period (2), (3)	3,430	159	—	3,589
Other comprehensive (loss) income for the period	(6,480)	159	(21,783)	(28,104)
Balance – September 30, 2015	$(8,220)	$(5,869)	$(35,185)	$(49,274)

For the nine months ended September 30, 2014:

	Interest Rate Swap	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2013	$(3,903)	$(1,811)	$14,059	$8,345
Changes during the period:
Change in AOCI before reclassifications to income	(236)	—	(11,990)	(12,226)
Reclassifications from AOCI to income during the period (2), (3)	1,836	44	—	1,880
Other comprehensive (loss) income for the period	1,600	44	(11,990)	(10,346)
Balance – September 30, 2014	$(2,303)	$(1,767)	$2,069	$(2,001)

(1)	Amounts in parentheses represent debits (deferred losses).

(2)	The reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net of tax effect. See Note 9 – Derivatives and Hedging for information regarding the hedges.

(3)
The reclassifications related to defined benefit pension plans were recorded in Selling, general and administrative expense, net of tax effect. See Note 11 – Employee Benefits for information regarding the Company’s defined benefit pension plans.

Note 8 — Income Taxes

The provision for income taxes was $21.4 million for the three months ended September 30, 2015 compared to $12.6 million in the three months ended September 30, 2014. The effective income tax rate was 41.4% for the three months ended September 30, 2015 and 27.1% for the same period in 2014. The quarter-over-quarter increase in the effective income tax rates was primarily due to decreases in foreign tax credit benefits, increases in non-deductible expenses relating to acquisitions, and an estimated greater percentage of 2015 pretax income being earned in higher tax countries.

The provision for income taxes was $65.7 million for the nine months ended September 30, 2015 compared to $57.8 million in the nine months ended September 30, 2014. The effective income tax rate was 37.4% for the nine months ended September 30, 2015 and 31.7% for the same period in 2014. The increase in the effective income tax rate was similarly due to decreases in foreign tax credit benefits, increases in non-deductible expenses relating to acquisitions, and an estimated greater percentage of 2015 pretax income being earned in higher tax countries.

As of September 30, 2015 and December 31, 2014, the Company had gross unrecognized tax benefits of $22.8 million and $20.6 million, respectively. It is reasonably possible that these gross unrecognized tax benefits will decrease by approximately $1.4 million within the next 12 months due to the anticipated closure of audits and the expiration of certain statutes of limitation. These unrecognized tax benefits relate primarily to the utilization of tax attributes, as well as certain other unrecognized tax positions, each of which are individually insignificant.

In the three months ended September 30, 2015, Gartner favorably settled a state income tax audit, freeing up certain tax credits which the Company had expected to utilize against its income tax liability. Because of the favorable settlement, credits would have expired unutilized, therefore the Company has sold credits to avoid this outcome. As a result, the tax provision for the three and nine months ended September 30, 2015 includes a benefit for the audit settlement offset by an expense for the reduction for the tax credits, and Other income (expense) includes a  pre-tax gain of $5.4 million for the sale of the credits.

In July 2015, the United States Tax Court (the “Court”) issued an opinion relating to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement. In its opinion, the Court held that affiliated companies may exclude stock-based compensation expense from their cost-sharing arrangement. Because of uncertainty related to the final resolution of this litigation and the recognition of potential benefits to the Company, the Company has not recorded any financial benefit associated with this decision. The Company will monitor developments related to this case and the potential impact of those developments on the Company’s current and future financial statements.

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

September 30, 2015
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI
Interest rate swaps (1)	3	$700,000	$(13,700)	Accrued and Other liabilities	$(8,220)
Foreign currency forwards (2)	21	11,600	(67)	Accrued liabilities	—
Total	24	$711,600	$(13,767)		$(8,220)

December 31, 2014
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI
Interest rate swaps (1)	1	$200,000	$(2,900)	Other liabilities	$(1,740)
Foreign currency forwards (2)	77	45,650	238	Accrued liabilities	—
Total	78	$245,650	$(2,662)		$(1,740)

(1)
The swaps have been designated and are accounted for as cash flow hedges of the forecasted interest payments on borrowings. As a result, changes in fair value of the swaps are deferred and are recorded in AOCL, net of tax effect (see Note 6 — Debt for additional information).

(2)
The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to offset the economic effects of these foreign currency transaction risks. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other expense, net since the Company does not designate these contracts as hedges for accounting purposes. All of the contracts outstanding at September 30, 2015 matured by the end of October 2015.

(3)	See Note 10 — Fair Value Disclosures for the determination of the fair value of these instruments.

At September 30, 2015, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties, and none of the derivative contracts contained credit-risk related contingent features.

The following table provides information regarding amounts recognized in the Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amount recorded in:	2015	2014	2015	2014
Interest expense, net (1)	$2,762	$1,034	$6,094	$3,059
Other expense (income), net (2)	(369)	(12)	74	(110)
Total expense, net	$2,393	$1,022	$6,168	$2,949

(1)	Consists of interest expense from interest rate swap contracts.

(2)	Consists of realized and unrealized gains and losses on foreign currency forward contracts.

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

The Company’s assets and liabilities that are remeasured to fair value are presented in the following table (in thousands):

	Fair Value	Fair Value
Description:	September 30, 2015	December 31, 2014
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$7,759	$7,650
Total Level 1 inputs	$7,759	$7,650
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	$25,193	$27,000
Foreign currency forward contracts (2)	6	458
Total Level 2 inputs	$25,199	$27,458
Total Assets	$32,958	$35,108
Liabilities:
Values based on level 2 inputs:
Deferred compensation plan liabilities (1)	$37,705	$39,100
Foreign currency forward contracts (2)	73	220
Interest rate swap contracts (3)	13,700	2,900
Total Level 2 inputs	$51,478	$42,220
Total Liabilities	$51,478	$42,220

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

Note 11 — Employee Benefits

Defined-Benefit Pension Plans

The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company’s defined-benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $0.8 million and $2.3 million for the three and nine months ended September 30, 2015, respectively, and $0.8 million and $2.3 million for the three and nine months ended September 30, 2014, respectively.

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

The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of September 30, 2015, the Company did not have any material payment obligations under any such indemnification agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management’s Discussion and Analysis (“MD&A”) is to help facilitate the understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 10-K"). Historical results and percentage relationships are not necessarily indicative of operating results for future periods. References to “Gartner,” the "Company,” “we,” “our,” and “us” in this MD&A are to Gartner, Inc. and its consolidated subsidiaries.

We have made two acquisitions in 2015 through September 30. Note 1 — Acquisitions in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q provides information regarding these acquisitions. The operating results of these acquired businesses have been included in our consolidated and segment operating results beginning on their respective dates of acquisition and these results were not material to our consolidated or segment results for both the three and nine months ended September 30, 2015.

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
BUSINESS OVERVIEW
Gartner, Inc. is the world’s leading information technology research and advisory company that helps executives use technology to build, guide and grow their enterprises. We offer independent and objective research and analysis on the information technology, computer hardware, software, communications and related technology industries. We provide comprehensive coverage of the IT industry to thousands of client organizations across the globe. Our client base consists primarily of CIOs and other senior IT and executives from a wide variety of business enterprises, government agencies and the investment community. Gartner is headquartered in Stamford, Connecticut, U.S.A., and as of September 30, 2015, we had 7,596 associates, including 1,699 research analysts and consultants, and clients in over 90 countries.

We have three business segments: Research, Consulting and Events:
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

Wallet retention rate represents a measure of the amount of contract value we have retained with clients over a twelve-month period. Wallet retention is calculated on a percentage basis by dividing the contract value of clients, who were clients one year ago, by the total contract value from a year ago, excluding the impact of foreign currency exchange. When wallet retention exceeds client retention, it is an indication of retention of higher-spending clients, or increased spending by retained clients, or both. Wallet retention is calculated at an enterprise level, which represents a single company or customer.

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

We had total revenues of $500.2 million in the third quarter of 2015, an increase of 6% compared to the third quarter of 2014. Quarterly revenues increased 13% adjusted for the impact of foreign exchange. Revenues in our Research business increased 8% on a reported basis and 16% when adjusted for the negative impact of foreign currency translation. On a reported basis, revenues increased 26% in Events and 38% adjusted for the foreign exchange impact. Revenues declined 9% in Consulting on a reported basis, but decreased 3% adjusted for the foreign exchange impact. For a more complete discussion of our results by segment, see Segment Results below. For the third quarter of 2015, we had net income of $30.4 million and diluted earnings per share of $0.36.

Our operating cash flow was $266.3 million for the nine months ended September 30, 2015 compared to $275.6 million for the same period in 2014. We had $371.2 million of cash and cash equivalents at September 30, 2015 and $645.6 million of available borrowing capacity on our revolver facility. We believe that our liquidity is adequate to fund our current plans. Through September 30, 2015, we borrowed an additional $435.0 million and we used $453.0 million in cash to repurchase our common shares. We also used $195.5 million in cash to complete the purchases of two businesses, Nubera eBusiness S.L., and Capterra, Inc. Both acquired businesses assist organizations in selecting the right business software for their needs.

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

The following table provides our total fees receivable and the related allowance for losses as of the dates indicated (in thousands):

	September 30, 2015	December 31, 2014
Total fees receivable	$488,862	$558,807
Allowance for losses	(6,560)	(6,700)
Fees receivable, net	$482,302	$552,107

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

The Company conducted a quantitative assessment of the fair value of its reporting units as of September 30, 2015 based in part on the demonstrated historical trend of the fair values of the Company’s reporting units substantially exceeding their carrying values and the Company's recent financial performance. Among the factors included in the Company’s assessment were general economic conditions and the competitive environment; actual and projected reporting unit financial performance; forward-looking business measurements; and external market assessments. Based on the results of the assessment, the Company believes the fair values of its reporting units continue to exceed their respective carrying values.

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

RESULTS OF OPERATIONS

Overall Results

The following tables present selected line items and period-over-period changes in our interim Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	$500,166	$470,940	$29,226	6%
Costs and expenses:
Cost of services and product development	193,602	188,059	(5,543)	(3)
Selling, general and administrative	236,355	217,025	(19,330)	(9)
Depreciation	8,510	7,945	(565)	(7)
Amortization of intangibles	2,737	2,505	(232)	(9)
Acquisition and integration charges	6,488	6,015	(473)	(8)
Operating income	52,474	49,391	3,083	6
Interest expense, net	(6,049)	(2,656)	(3,393)	>(100)
Other income (expense), net	5,367	(287)	5,654	>100
Provision for income taxes	21,426	12,602	(8,824)	(70)
Net income	$30,366	$33,846	$(3,480)	(10)%

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	$1,519,288	$1,437,462	$81,826	6%
Costs and expenses:
Cost of services and product development	581,859	562,058	(19,801)	(4)
Selling, general and administrative	703,868	640,179	(63,689)	(10)
Depreciation	24,939	23,125	(1,814)	(8)
Amortization of intangibles	6,983	5,763	(1,220)	(21)
Acquisition and integration charges	15,263	16,015	752	5
Operating income	186,376	190,322	(3,946)	(2)
Interest expense, net	(14,769)	(7,586)	(7,183)	(95)
Other income (expense), net	3,937	(341)	4,278	>100
Provision for income taxes	65,672	57,773	(7,899)	(14)
Net income	$109,872	$124,622	$(14,750)	(12)%

Total revenues for the three months ended September 30, 2015 increased $29.2 million, to $500.2 million, an increase of 6% compared to the three months ended September 30, 2014. Total revenues for the nine months ended September 30, 2015 increased 6% compared to the nine months ended September 30, 2014. Foreign currency exchange had a significant impact on revenues in 2015, and adjusted for this impact, revenues increased 13% in both the three and nine months ended September 30, 2015 compared to the same periods in 2014. On a segment basis, revenues increased in both our Research and Events segments but declined in Consulting. Please refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development increased $5.5 million, or 3%, in the third quarter of 2015 compared to the third quarter of 2014. The increase was primarily attributable to $11.0 million of higher payroll and related benefits costs resulting from increased headcount, and we also had $4.5 million in additional travel, conference, and other charges. These increased charges were substantially offset by $10.0 million in favorable foreign exchange impact. Excluding the favorable impact of foreign currency exchange, quarter-over-quarter expense increased 9%. Cost of services and product development as a percentage of revenues was 39% for third quarter of 2015 and 40% for the third quarter of 2014.

For the nine month periods, Cost of services and product development expense increased $19.8 million, or 4%, in 2015 compared to the same period in 2014. Consistent with the quarterly increase, the additional expense was primarily due to higher payroll and benefit costs due to increased headcount. Excluding the favorable impact of foreign currency exchange, expense increased 10% in the 2015 period. Cost of services and product development as a percentage of revenues was 38% and 39% for the nine months ended September 30, 2015 and 2014, respectively.

Selling, general and administrative (“SG&A”) expense increased $19.3 million, or 9% quarter-over-quarter. The increase was primarily due to $28.0 million in additional payroll and related benefit costs. Other costs increased approximately $5.3 million, which included additional travel, recruiting, and training costs. Partially offsetting these increased expenses was $14.0 million in favorable foreign exchange impact, and adjusted for the favorable impact of foreign currency exchange, quarter-over-quarter expense increased 16%. The higher payroll and benefit costs resulted from additional headcount, higher sales commissions, and merit salary increases. The increased headcount was primarily driven by our investment in additional quota-bearing sales associates and sales support personnel. The number of quota-bearing sales associates increased to 2,111 as of September 30, 2015, a 16% increase compared to September 30, 2014. SG&A expense increased 10%, or $63.7 million, in the nine months ended September 30, 2015 compared to the same period in the prior year. Consistent with the quarter increase, the increase was primarily driven by higher payroll and related benefit costs. Adjusted for the foreign currency impact, this expense increased 17% in the 2015 period.

Depreciation expense increased 7% and 8% in the three and nine months ended September 30, 2015 compared to the same periods in 2014, due to our additional investment in fixed assets.

Amortization of intangibles increased in both the three and nine months ended September 30, 2015 compared to the same period in 2014 due to the addition of intangibles from our acquisitions.

Acquisition and integration charges include charges directly-related to business acquisitions and include amounts accrued for payments contingent on the achievement of certain employment conditions, legal, consulting, and severance costs.

Operating income increased $3.1 million, or 6%, quarter-over-quarter. Operating income as a percentage of revenues was 10% for both the three months ended September 30, 2015 and 2014. For the nine month periods, operating income decreased $3.9 million, or 2%. As a percentage of revenues, operating income was 12% for the nine month period ended September 30, 2015 and 13% for the nine month period ended September 30, 2014, with the decrease primarily driven by higher SG&A costs.

Interest expense, net increased in the three and nine months ended September 30, 2015 compared to same periods in 2014 due to additional borrowings.

Other income (expense), net for the three and nine months ended September 30, 2015 includes a $5.4 million gain from the sale of state tax credits along with the net impact of foreign currency exchange gains and losses related to our hedging activities. The 2014 periods include the net impact of foreign currency gains and losses.

Provision for income taxes was $21.4 million for the three months ended September 30, 2015 compared to $12.6 million in the three months ended September 30, 2014. The effective income tax rate was 41.4% for the three months ended September 30, 2015 and 27.1% for the same period in 2014. The quarter-over-quarter increase in the effective income tax rate was primarily due to decreases in foreign tax credit benefits, increases in non-deductible expenses relating to acquisitions, and an estimated greater percentage of 2015 pretax income being earned in higher tax countries.

Provision for income taxes was $65.7 million for the nine months ended September 30, 2015 compared to $57.8 million for the nine months ended September 30, 2014. The effective income tax rate was 37.4% for the nine months ended September 30, 2015 and 31.7% for the same period in 2014. The increase in the effective income tax rate was similarly due to decreases in foreign tax credit benefits, increases in non-deductible expenses relating to acquisitions, and an estimated greater percentage of 2015 pretax income being earned in higher tax countries.

Net income decreased 10% quarter-over-quarter, while diluted earnings per share decreased 5%, to $0.36 per share in the 2015 quarter compared to $0.38 in the 2014 quarter. For the nine month periods, net income declined 12% in the 2015 period, while diluted earnings declined by 6%, to $1.29 per share in the 2015 period compared from $1.37 in the 2014 period.

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

The following sections present the results of our three reportable business segments:

Research

	As Of And For The Three Months Ended September 30, 2015	As Of And For The Three Months Ended September 30, 2014	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2015	As Of And For The Nine Months Ended September 30, 2014	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$396,179	$365,334	$30,845	8%	$1,162,987	$1,071,943	$91,044	8%
Gross contribution (1)	$274,967	$251,113	$23,854	9%	$811,877	$745,477	$66,400	9%
Gross contribution margin	69%	69%	—	—	70%	70%	—	—

Business Measurements:
Contract value (1)	$1,642,700	$1,485,832	$156,868	11%
Client retention	84%	84%	—	—
Wallet retention	106%	105%	1 point	—

(1)	Dollars in thousands.

Research segment revenues increased 8% in the three months ended September 30, 2015 compared to the same quarter in 2014. Adjusted for the negative impact of foreign currency exchange, revenues increased by 16% in the 2015 period. The segment gross contribution margin was 69% in both the third quarters of 2015 and 2014. For the nine month periods, revenues increased 8% in 2015 on a reported basis and 15% adjusted for the foreign currency impact, while the gross contribution margin was 70% for both periods.

Research contract value at September 30, 2015 increased 11% compared to September 30, 2014 on a reported basis and 14% adjusted for the impact of foreign currency. Contract value increased by double-digits across all of the Company’s sales regions and client sizes and almost all industry sectors. At September 30, 2015, enterprise client retention was 84% and enterprise wallet retention was 106%.

Consulting

	As Of And For The Three Months Ended September 30, 2015	As Of And For The Three Months Ended September 30, 2014	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2015	As Of And For The Nine Months Ended September 30, 2014	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$74,686	$82,300	$(7,614)	(9)%	$239,814	$260,059	$(20,245)	(8)%
Gross contribution (1)	$21,593	$24,774	$(3,181)	(13)%	$81,175	$91,347	$(10,172)	(11)%
Gross contribution margin	29%	30%	(1) point	—	34%	35%	(1) point	—

Business Measurements:
Backlog (1)	$109,600	$108,539	$1,061	1%
Billable headcount	588	534	54	10%
Consultant utilization	63%	65%	(2) points	—	66%	66%	—	—
Average annualized revenue per billable headcount (1)	$371	$423	$(52)	(12)%	$391	$432	$(41)	(9)%

(1)	Dollars in thousands.

Consulting revenues decreased $7.6 million, or 9%, quarter-over-quarter, but excluding the negative impact of foreign currency exchange, Consulting revenues decreased 3%. In addition to the negative impact from foreign exchange, quarterly revenue also declined in our contract optimization business, which can fluctuate from period to period due to timing. The gross contribution margin was 29% for the three months ended September 30, 2015 and 30% for the three months ended September 30, 2014. For the nine month periods, Consulting revenues decreased $20.2 million, or 8%, but excluding the negative impact of foreign currency, revenues were down 1%. The gross contribution margin declined by 1 point.

Backlog was $109.6 million at September 30, 2015, an increase of 1% compared to September 30, 2014.

Events

	As Of And For The Three Months Ended September 30, 2015	As Of And For The Three Months Ended September 30, 2014	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2015	As Of And For The Nine Months Ended September 30, 2014	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$29,301	$23,306	$5,995	26%	$116,487	$105,460	$11,027	10%
Gross contribution (1)	$11,543	$6,946	$4,597	66%	$53,427	$44,141	$9,286	21%
Gross contribution margin	39%	30%	9 points	—	46%	42%	4 points	—

Business Measurements:
Number of events	15	12	3	25%	49	48	1	2%
Number of attendees	7,215	5,606	1,609	29%	28,387	25,594	2,793	11%

(1)	Dollars in thousands.

Events revenues increased 26% quarter-over-quarter as reported and 38% adjusted for the negative impact of foreign currency. We held 15 events in the third quarter of 2015, which consisted of 9 ongoing events, 2 new events and 4 events moved into the quarter, while 3 events that were held in the third quarter of 2014 were moved to a different quarter in 2015. The total number of attendees increased 29% quarter-over-quarter while the number of exhibitors increased 24%. Average revenue for attendees decreased 2% while average revenues for exhibitors increased 3%. The gross contribution margin increased by 9 points quarter-over-quarter, primarily driven by higher profitability from our ongoing events and to a lesser extent, higher profitability from the events moved into the quarter compared to the events that were moved out.

For the nine month periods, Events revenues increased $11.0 million, or 10%, in 2015 when compared to 2014, and 19% adjusted for the impact of foreign currency exchange. The 49 events held through September 30, 2015 consisted of 43 ongoing events, 4 new events and 2 events moved into the period on a net basis. The number of attendees increased 11% and exhibitors increased 6%, while average revenue increased 2% for attendees and 3% for exhibitors. The gross contribution margin increased 4 points, primarily driven by higher profitability from our ongoing events.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations primarily through cash generated from our operating activities. At September 30, 2015, we had $371.2 million of cash and cash equivalents and $645.6 million of available borrowing capacity under the revolver portion of the 2014 Credit Agreement. Our cash and cash equivalents are held in numerous locations throughout the world, with 94% held outside the United States at September 30, 2015. We believe that we have adequate liquidity and that the cash we expect to earn from our on-going operating activities, our existing cash balances, and the borrowing capacity we have under our revolving credit facility will be sufficient for our currently anticipated needs.

The following table summarizes the changes in the Company’s cash and cash equivalents for the periods indicated (in thousands):

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Cash Increase (Decrease)
Cash provided by operating activities	$266,307	$275,609	$(9,302)
Cash used in investing activities	(231,545)	(147,407)	(84,138)
Cash used by financing activities	(1,195)	(196,486)	195,291
Net increase (decrease) in cash and cash equivalents	33,567	(68,284)	101,851
Effects of exchange rates	(27,625)	(14,486)	(13,139)
Beginning cash and cash equivalents	365,302	423,990	(58,688)
Ending cash and cash equivalents	$371,244	$341,220	$30,024

Operating

Operating cash flow decreased by $9.3 million, or 3%, when comparing the nine months ended September 30, 2015 to the same period in 2014. The decrease reflects lower net income as well as additional cash income tax payments and higher payments for employee incentives, commissions, and severance. Partially offsetting these changes were favorable improvements in certain working capital accounts.

Investing

We used $231.5 million of cash in our investing activities in the nine months ended September 30, 2015 compared to $147.4 million of cash used in the 2014 period, an increase in cash used of $84.1 million. The increase in cash used in the 2015 period was primarily due to an additional $73.6 million used for acquisitions in the 2015 period compared to 2014. We also had higher cash payments for capital expenditures in the 2015 period of $36.1 million compared to $25.5 million in the 2014 period.

Financing

Cash used in our financing activities totaled $1.2 million in the nine months ended September 30, 2015 period, with $453.0 million used for share repurchases, while net borrowings and other share-related activities provided cash of $451.8 million. In the 2014 period the Company used $196.5 million in cash in its financing activities, with $387.1 million in cash used for share repurchases, while $190.6 million was provided from net borrowings and other share-related activity.

OBLIGATIONS AND COMMITMENTS

2014 Credit Agreement

The Company has a five-year credit arrangement that it entered into in December 2014 that provides for a $400.0 million term loan and a $1.1 billion revolving credit facility (the “2014 Credit Agreement”). Under the revolving credit facility, amounts may be borrowed, repaid, and re-borrowed through the maturity date of the agreement in December 2019. The term and revolving facilities may be increased, at the Company's option, by up to an additional $500.0 million in the aggregate. As of September 30, 2015, the Company had $385.0 million outstanding under the term loan and $450.0 million under the revolver. See Note 6 - Debt in the Notes to the Condensed Consolidated Financial Statements for additional information regarding the 2014 Credit Agreement.

Off-Balance Sheet Arrangements

Through September 30, 2015, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

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
Business Combinations
In September 2015, the FASB issued Accounting Standards Update (ASU) 2015-16, "Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 requires the recognition of adjustments to business combination provisional amounts, that are identified during the measurement period, in the reporting period in which the adjustments are determined. The effects of the adjustments to provisional amounts on depreciation, amortization or other income effects should be recognized in current-period earnings as if the accounting had been completed at the acquisition date. Disclosure of the portion of the adjustment recorded in current-period earnings that would have been reported in prior reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date is also required. The amendment is to be applied retrospectively and is effective for Gartner on January 1, 2016. The adoption of the new guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers" ("ASU No. 2014-09"). ASU No. 2014-09 is intended to clarify the principles for recognizing revenue by: removing inconsistencies and weaknesses in revenue recognition requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of the new rule are effective for Gartner on January 1, 2018. We continue to evaluate the impact of ASU No. 2014-09.

Debt Issuance Cost Presentation

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of a deferred asset. The amendment is to be applied retrospectively and is effective for Gartner on January 1, 2016. The adoption of the new guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company's 2014 Credit Agreement provides for a five-year, $400.0 million term loan and a $1.1 billion revolving credit facility. We have exposure to changes in interest rates arising from borrowings under the 2014 Credit Agreement since amounts borrowed are based on a floating base rate of interest. At September 30, 2015, we had $385.0 million outstanding under the term loan and $450.0 million under the revolver.

We have three interest rate swap contracts which effectively convert the floating base rate on the first $700.0 million of our variable rate borrowings to fixed rates. Thus the Company only hedges the base interest rate risk on the first $700.0 million of its outstanding borrowings. Accordingly, we are exposed to interest rate risk on borrowings in excess of $700.0 million. As an indication of our exposure to changes in interest rates on our borrowings, a hypothetical 25 basis point increase or decrease in interest rates as of September 30, 2015 would change pre-tax annual interest expense under the 2014 Credit Agreement (not including the expansion feature) by approximately $2.0 million.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars since the functional currencies of our foreign operations are generally denominated in the local currency. The resulting translation adjustments are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At September 30, 2015, 94% of our $371.2 million of cash and cash equivalents was held overseas, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on September 30, 2015 would have increased or decreased by approximately $22.0 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings since movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S dollar.

Transaction risk arises when our foreign subsidiaries enter into transactions that are denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, gain or loss may result, which is recorded in current period earnings. We may enter into foreign currency forward exchange contracts to mitigate the effects of this foreign currency transaction risk. At September 30, 2015, we had 21 outstanding forward contracts with an $11.6 million total notional value and an immaterial net unrealized loss. All of these outstanding contracts expired by the end of October 2015.

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

Management conducted an evaluation, as of September 30, 2015, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

In addition, there have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

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

Issuer Purchases of Equity Securities

We have a $1.2 billion board approved authorization to repurchase the Company's common stock. The Company may repurchase its common stock from time to time in amounts and at prices the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases, private transactions or other transactions and will be funded from cash on hand and borrowings under the Company’s credit agreement.

The following table provides detail related to repurchases of our outstanding Common Stock during the nine months ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that may yet be Purchased Under our Share Repurchase Program (in billions)
2015
January	290	$81.92
February	1,881,176	82.11
March	2,203,124	81.59
Total for quarter	4,084,590	$81.83

April	1,072,393	$83.75
May	153,154	85.62
June	18,463	87.05
Total for quarter	1,244,010	$84.03

July	990	$85.42
August	86,553	83.71
September	122,469	83.84
Total for quarter	210,012	$83.79	$1.182 (1)

(1) As of September 30, 2015.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
31.1	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32	Certification under 18 U.S.C. 1350.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.

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