Form 10-K
period 2015-12-31
GARTNER INC
filed 2016-02-24
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6,872,193,331 based on the closing sale price as reported on the New York Stock Exchange.

The number of shares outstanding of the registrant’s common stock was 82,340,012 as of January 31, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 26, 2016 (Proxy Statement)	Part III

GARTNER, INC.
2015 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS.

GENERAL

Gartner, Inc. (“Gartner”) (NYSE: IT) is the world’s leading information technology research and advisory company. We deliver the technology-related insight necessary for our clients to make the right decisions, every day. From CIOs and senior information technology (IT) leaders in corporations and government agencies, to business leaders in high-tech and telecom enterprises and professional services firms, to supply chain professionals, digital marketing professionals and technology investors, we are the valuable partner to clients in 10,796 distinct enterprises. We work with clients to research, analyze and interpret the business of IT within the context of their individual roles. Founded in 1979, Gartner is headquartered in Stamford, Connecticut, U.S.A., and as of December 31, 2015, had 7,834 associates, including 1,731 research analysts and consultants, and clients in over 90 countries.

The foundation for all Gartner products and services is our independent research on IT, supply chain, and digital marketing issues. The findings from this research are delivered through our three business segments – Research, Consulting and Events:

•
Research provides objective insight on critical and timely technology and supply chain initiatives for CIOs and other IT professionals, supply chain leaders, digital marketing and other business professionals, as well as technology companies and the institutional investment community, through reports, briefings, proprietary tools, access to our analysts, peer networking services and membership programs that enable our clients to make better decisions about their IT, supply chain and digital marketing initiatives.

•
Consulting provides customized solutions to unique client needs through on-site, day-to-day support, as well as proprietary tools for measuring and improving IT performance with a focus on cost, performance, efficiency and quality.

•
Events provides IT, supply chain, digital marketing, and other business professionals the opportunity to attend various symposia, conferences and exhibitions to learn, contribute and network with their peers. From our flagship event Symposium/ITxpo, to summits focused on specific technologies and industries, to experimental workshop-style seminars, our events distill the latest Gartner research into applicable insight and advice.

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

Information technology is critical to supporting increased productivity, service and performance improvement, revenue growth and cyber-security. As the costs of IT solutions continue to rise, executives and professionals have realized the importance of making well-informed decisions and increasingly seek to maximize their returns on IT capital investments. As a result, every IT investment decision in an enterprise is subject to increased financial scrutiny, especially in the current challenging economic climate. In addition, today’s IT marketplace is dynamic and complex. Technology providers continually introduce new products with a wide variety of standards and features that are prone to shorter life cycles. Users of technology – a group that encompasses nearly all organizations – must keep abreast of new developments in technology to ensure that their IT systems are reliable, efficient, secure, and meet both their current and future needs.

Given the strategic and critical nature of technology decision-making and spending, business enterprises, governments and their agencies, and other organizations turn to Gartner for guidance in order to make the right decisions to maximize the value of their IT investments.

OUR SOLUTION

We provide IT decision makers with the insight they need to understand where – and how – to successfully harness technology to achieve their mission critical priorities. We employ a diversified business model that utilizes and leverages the breadth and depth of our intellectual capital. The foundation of our business model is our ability to create and distribute our proprietary research content as broadly as possible via published reports and briefings, consulting and advisory services, and our events, including the Gartner Symposium/ITxpo series.

We have 1,125 analysts located around the world who create compelling, relevant, independent and objective research and fact-based analysis on every major IT initiative and all aspects of the IT industry, including supply chain and digital marketing. Through our robust product portfolio, our global research team provides thought leadership and technology insights that CIOs, supply chain professionals, digital marketing professionals, executives and other technology practitioners need to make the right decisions, every day. In addition to our analysts, we have 606 experienced consultants who combine our objective, independent research with a practical business perspective focused on the IT industry. Finally, our events are the largest of their kind, gathering together highly qualified audiences that include CIOs and other IT executives, frontline IT architects and professionals, supply chain leaders, digital marketing leaders, and purchasers and providers of technology and supply chain products and services.

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

Our principal products and services are delivered via our Research, Consulting and Events segments:

•
RESEARCH. Gartner delivers independent, objective IT research and insight primarily through a subscription-based, digital media service. Gartner research is the fundamental building block for all Gartner services and covers all technology-related markets, topics and industries, as well as supply chain and digital marketing. We combine our proprietary research methodologies with extensive industry and academic relationships to create Gartner solutions that address each role within an IT organization. Our research agenda is defined by clients’ needs, focusing on the critical issues, opportunities and challenges they face every day. Our research analysts are in regular contact with both technology providers and technology users, enabling them to identify the most pertinent topics in the IT marketplace and develop relevant product enhancements to meet the evolving needs of users of our research. They provide in-depth analysis on all aspects of technology, including hardware; software and systems; services; IT management; market data and forecasts; and vertical-industry issues. Our proprietary research content, presented in the form of reports, briefings, updates and related tools, is delivered directly to the client’s desktop via our website and/or product-specific portals. Clients normally sign subscription contracts that provide access to our research content for individual users over a defined period of time. The majority of our research subscription contracts are for twelve months or longer.

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

•
EVENTS. Gartner Symposium/ITxpo events and Gartner Summit events are gatherings of technology’s most senior IT professionals, business strategists and practitioners. Our events offer current, relevant and actionable technology sessions led by Gartner analysts, while facilitating peer exchanges. These sessions are augmented with technology showcases, peer exchanges, analyst one-on-one meetings, workshops and keynotes by technology’s top leaders. They also provide attendees with an opportunity to interact with business executives from the world’s leading technology companies.

Gartner events attract professionals at every level who seek in-depth knowledge about technology products and services. Gartner Symposium/ITxpo events are large conferences held in various locations throughout the world for CIOs and other senior IT and business professionals that provide a strategic view on trends shaping IT and business. We also offer targeted events for CIOs and IT executives, such as CIO Leadership Forum. Gartner Summit events focus on specific topics, technologies and industries including supply chain and digital marketing, providing IT professionals with the insight, solutions and networking opportunities to succeed in their job role. Our Catalyst conferences are the premier event for frontline IT technical professionals and architects, and our Digital Marketings events are the premier gatherings for senior marketing leaders.

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

•	Our leading brand name – We have provided critical, trusted insight under the Gartner name for over 35 years.

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

•
Vast network of analysts and consultants – As of December 31, 2015, we had 1,731 research analysts and consultants located around the world. Our analysts collectively speak 50 languages and are located in 35 countries, enabling us to cover all aspects of IT on a global basis.

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

EMPLOYEES

We had 7,834 employees as of December 31, 2015, an increase of 16% compared to the prior year end as we continued to invest for future growth. We had 1,289 employees located at our headquarters in Stamford, Connecticut and a nearby office in Trumbull, Connecticut; 3,194 employees located elsewhere in the United States in 33 other offices; and 3,351 employees located outside of the United States in 60 offices. Our employees may be subject to collective bargaining agreements at a company or industry level, or works councils, in those foreign countries where this is part of the local labor law or practice. We have experienced no work stoppages and consider our relations with our employees to be favorable.

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

Risks related to our business

Our operating results could be negatively impacted by global economic conditions. Our business is impacted by general economic conditions and trends, in the U.S and abroad. Severe downward pressures on global commodity prices and a lower growth rate in China have contributed to a general outlook of weaker economic growth both in the U.S. and abroad in 2016. Recent geopolitical events, such as the terrorist attacks in France, have added to the uncertainty. These conditions could negatively and materially affect future demand for our products and services in general, in certain geographic regions, or in particular industry sectors. Such difficulties could include the ability to maintain client retention, wallet retention and consulting utilization rates, achieve contract value and consulting backlog growth, attract attendees and exhibitors to our events or obtain new clients. Such developments could negatively impact our financial condition, results of operations, and cash flows.

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

We may not be able to maintain the quality of our existing products and services. We operate in a rapidly evolving market, and our success depends upon our ability to deliver high quality and timely research and analysis to our clients. Any failure to continue to provide credible and reliable information that is useful to our clients could have a material adverse effect on future business and operating results. Further, if our published data, opinions or viewpoints prove to be wrong or are not substantiated by appropriate research, our reputation may suffer and demand for our products and services may decline. In addition, we must continue to improve our methods for delivering our products and services in a cost-effective manner via the Internet and mobile applications. Failure to maintain state of the art electronic delivery capabilities could adversely affect our future business and operating results.

We may not be able to enhance and develop our existing products and services, or introduce the new products and services that are needed to remain competitive. The market for our products and services is characterized by rapidly changing needs for information and analysis on the IT industry as a whole. The development of new products is a complex and time-consuming process. Nonetheless, to maintain our competitive position, we must continue to anticipate the needs of our client organizations, develop, enhance and improve our existing as well as new products and services to address those needs, deliver all products and services in a timely, user-friendly and state of the art manner, and appropriately position and price new products and services relative to the marketplace and our costs of developing them. Any failure to achieve successful client acceptance of new products and services could have a material adverse effect on our business, results of operations and financial position. Additionally, significant delays in new product or service releases or significant problems in creating new products or services could adversely affect our business, the results of operations and our financial position.

Technology is rapidly evolving, and if we do not continue to develop new product and service offerings in response to these changes, our business could suffer. Disruptive technologies are rapidly changing the environment in which we, our clients, and our competitors operate. We will need to continue to respond to these changes by enhancing our product and service offerings in order to maintain our competitive position. However, we may not be successful in responding to these forces and enhance our products on a timely basis, and any enhancements we develop may not adequately address the changing needs of our clients. Our future success will depend upon our ability to develop and introduce in a timely manner new or enhanced existing offerings that address the changing needs of this constantly evolving marketplace. Failure to develop products that meet the needs of our clients in a timely manner could have a material adverse effect on our business, the results of operations and our financial position.

We depend on renewals of subscription-based services and sales of new subscription-based services for a significant portion of our revenue, and our failure to renew at historical rates or generate new sales of such services could lead to a decrease in our revenues. A large portion of our success depends on our ability to generate renewals of our subscription-based research products and services and new sales of such products and services, both to new clients and existing clients. These products and services constituted approximately 73% and 72% of our total revenues for 2015 and 2014, respectively. Generating new sales of our subscription-based products and services, both to new and existing clients, is a challenging, costly, and often time consuming process. If we are unable to generate new sales, due to competition or other factors, our revenues will be adversely affected.

Our research subscription contracts are typically for twelve months or longer. Our ability to maintain contract renewals is subject to numerous factors, including the following:

•	delivering high-quality and timely analysis and advice to our clients;

•	understanding and anticipating market trends and the changing needs of our clients; and

•	providing products and services of the quality and timeliness necessary to withstand competition.

Additionally, as we continue to adjust our products and service offerings to meet our clients’ continuing needs, we may shift the type and pricing of our products which may impact client renewal rates. While our Research client retention rate was 84% at December 31, 2015 and 85% at December 31, 2014, there can be no guarantee that we will continue to maintain this rate of client renewals.

We depend on non-recurring consulting engagements and our failure to secure new engagements could lead to a decrease in our revenues. Consulting segment revenues constituted 15% of our total revenues in 2015 and 17% in 2014. Consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including the following:

•	delivering consistent, high-quality consulting services to our clients;

•	tailoring our consulting services to the changing needs of our clients; and

•	our ability to match the skills and competencies of our consulting staff to the skills required for the fulfillment of existing or potential consulting engagements.

Any material decline in our ability to replace consulting arrangements could have an adverse impact on our revenues and our financial condition. In addition, revenue from our contract optimization business can fluctuate significantly from period to period and is not predictable.

The profitability and success of our conferences, symposia and events could be adversely affected by external factors beyond our control. The market for desirable dates and locations for conferences, symposia and events is highly competitive. If we cannot secure desirable dates and suitable venues for our conferences, symposia and events their profitability could suffer, and our financial condition and results of operations may be adversely affected. In addition, because our events are scheduled in advance and held at specific locations, the success of these events can be affected by circumstances outside of our control, such as labor strikes, transportation shutdowns and travel restrictions, economic slowdowns, reductions in government spending, geo-political crises, terrorist attacks, war, weather, natural disasters, communicable diseases, and other occurrences impacting the global, regional, or national economies, the occurrence of any of which could negatively impact the success of the event. We also face the challenge of procuring venues that are sizeable enough at a reasonable cost to accommodate some of our major events.

Our sales to governments are subject to appropriations and may be terminated. We derive significant revenues from research and consulting contracts with the U.S. government and its respective agencies, numerous state and local governments and their respective agencies, and foreign governments and their agencies. At December 31, 2015 and 2014, approximately $345.0 million and $310.0 million, respectively, of our total contracts were attributable to government entities. We believe substantially all of the amounts attributable to government entities at December 31, 2015 will be filled in 2016. Our U.S. government contracts are subject to the approval of appropriations by the U.S. Congress to fund the agencies contracting for our services. Additionally, our contracts at the state and local levels, as well as foreign government contracts, are subject to various governmental authorizations and funding approvals and mechanisms. In general, most if not all of these contracts may be terminated at any time without cause or penalty (“termination for convenience”). Similarly, contracts with U.S. federal, state and local, and foreign governments and their respective agencies are subject to increasingly complex bidding procedures, compliance requirements and intense competition. Should appropriations for the governments and agencies that contract with us be curtailed, or should our government contracts be terminated for convenience, we may experience a significant loss of consolidated and segment revenues.

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

Our international operations expose us to a variety of operational and other risks which could negatively impact our future revenue and growth. We have clients in over 90 countries and a substantial amount of our revenue is earned outside of the U.S. Our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of tariffs and other trade barriers, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, and the difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights in international jurisdictions. Furthermore, we rely on local distributors or sales agents in some international locations. If any of these arrangements are terminated by our agent or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients of the local distributor or sales agent may not want to continue to do business with us or our new agent.

Our business and operations may be conducted in countries where corruption has historically penetrated the economy. It is our policy to comply, and to require our local partners and those with whom we do business to comply, with all applicable anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act, and with applicable local laws of the foreign countries in which we operate. Our business and reputation may be adversely affected if we fail to comply with such laws.

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

Natural disasters, terrorist acts, war, and other geo-political events could disrupt our business. We operate in numerous U.S. and international locations, and we have offices in a number of major cities across the globe. A major weather event, earthquake, flood, drought, volcanic activity, disease, or other catastrophic natural disaster could significantly disrupt our operations. In addition, acts of civil unrest, failure of critical infrastructure, terrorism, armed conflict, war, and abrupt political change, as well as responses by various governments and the international community to such acts, can have a negative effect on our business. Such events could cause delays in initiating or completing sales, impede delivery of our products and services to our clients, disrupt or shut down the Internet or other critical client-facing and business processes, impede the travel of our personnel and clients, dislocate our critical internal functions and personnel, and in general harm our ability to conduct normal business operations, any of which can negatively impact our financial condition and operating results. Such events could also impact the timing and budget decisions of our clients, which could negatively impact our business.

Privacy concerns could damage our reputation and deter current and potential clients from using our products and services or attending our events. Concerns relating to global data privacy have the potential to damage our reputation and deter current and prospective clients from using our products and services or attending our events. In the ordinary course of our business and in accordance with applicable laws, we collect personal information (i) from our employees (ii) from the users of our products and services, including event attendees; and (iii) from prospective clients. We collect only basic personal information from our clients and prospects (name, email address, job title) and do not as a rule collect sensitive personal information like the social security numbers used in the U.S. While we may collect credit card numbers on a limited basis from some clients to facilitate payment, we do not store such numbers.

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

In addition, while we have been a Safe Harbor certified company for a number of years, and while we have implemented a company-wide privacy compliance program, regulatory authorities around the world continue to adopt new laws, regulations and penalties concerning data privacy. Most recently, the European Court of Justice invalidated the Safe Harbor framework between the U.S. and EU countries, which thousands of global companies, including Gartner, relied on for the lawful transfer of personal data from the EU to the U.S. and, as of the date of this report, an agreement regarding a new framework entitled the EU-U.S. Privacy Shield has been announced. We are closely monitoring developments as the EU and U.S. work to address this issue. Until there is definitive guidance for U.S. companies impacted by this decision, Gartner will continue to maintain and rely upon our comprehensive global data privacy compliance program and robust processes to safeguard our associates’ and clients' personal data.

The interpretation and application of these laws in the U.S., the EU and elsewhere are often uncertain, inconsistent and ever changing. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data privacy practices. Complying with these various laws, as well as the yet to be issued definitive guidance for U.S. companies concerning the transmission of personal data between the EU and U.S., could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Internet and critical internal computer system failures, cyber-attacks, or compromises of our systems or security could damage our reputation and harm our business. A significant portion of our business is conducted over the Internet and we rely heavily on computer systems to conduct our operations. Individuals, groups, and state-sponsored organizations may take steps that pose threats to our operations, our computer systems, our employees, and our customers. They may develop and deploy malicious software to gain access to our networks and attempt to steal confidential information, launch distributed denial of service attacks, or attempt other coordinated disruptions. These threats are constantly evolving and becoming more sophisticated, thereby increasing the difficulty of detecting and successfully defending against them. A cyber-attack, widespread Internet failure or Internet access limitations, or disruption of our critical information technology systems through denial of service, viruses, or other events could cause delays in initiating or completing sales, impede delivery of our products and services to our clients, disrupt other critical client-facing or business processes, or dislocate our critical internal functions. Such events could significantly harm our ability to conduct normal business operations and negatively impact our financial results.

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

Our outstanding debt obligations could impact our financial condition or future operating results. We have a credit arrangement that provides for a five-year, $400.0 million term loan and a $1.1 billion revolving credit facility (the “2014 Credit Agreement”). In addition, the credit arrangement contains an expansion feature by which the term loan and revolving facility may be increased, at our option and under certain conditions, by up to an additional $500.0 million in the aggregate. At December 31, 2015, we had a total of $820.0 million outstanding under the 2014 Credit Agreement.

The affirmative, negative and financial covenants of the 2014 Credit Agreement could limit our future financial flexibility. Additionally, a failure to comply with these covenants could result in acceleration of all amounts outstanding under the 2014 Credit Agreement, which would materially impact our financial condition unless accommodations could be negotiated with our lenders. No assurance can be given that we would be successful in doing so, or that any accommodations that we were able to negotiate would be on terms as favorable as those presently contained in the credit arrangement. The associated debt service costs of this credit arrangement could impair our future operating results. The outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital.

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

Our employees are subject to non-compete agreements, non-solicitation agreements and assignment of invention agreements, to the extent permitted under applicable law. When the non-competition period expires, former employees may compete against us. If a former employee chooses to compete against us prior to the expiration of the non-competition period, we seek to enforce these non-compete provisions but there is no assurance that we will be successful in our efforts.

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

At the present time, the United States and other countries where we do business have either changed or are actively considering changes in their tax, accounting and other related laws. In the United States, proposed and other tax law changes, particularly those directed at taxing unremitted and future foreign earnings, could increase our effective tax rate. In 2014, Ireland modified its tax residency rules. While these changes are not effective until 2021 for many companies with Irish resident operations, including Gartner, the new rules could increase our effective tax rate at that future date. Likewise, during 2015, the Organization for Economic Development and Cooperation (“OECD”) released final reports on various actions items associated with its initiative to prevent Base Erosion and Profit Shifting (“BEPS). The future enactment by various governments of these and future OECD proposals could significantly increase our tax obligations in many countries where we do business. These actual, potential, and other changes, both individually and collectively, could materially increase our effective tax rate and negatively impact our financial position, results of operations, and cash flows.

In addition, our tax filings for various years are subject to examination by domestic and international taxing authorities and, during the ordinary course of business, we are under audit by various tax authorities. Recent and future actions on the part of the OECD and various governments will likely result in increased scrutiny of our tax filings. Although we believe that our tax filings and related accruals are reasonable, the final resolution of tax audits may be materially different from what is reflected in our historical tax provisions and accruals and could have a material adverse effect on our effective tax rate, financial position, results of operations, and cash flows, particularly in major taxing jurisdictions including, but not limited to: the United States, Ireland, India, Canada, United Kingdom, Japan, and France.

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

Risks related to our Common Stock

Our operating results may fluctuate from period to period and/or the financial guidance we have given may not meet the expectations of investors, which may cause the price of our Common Stock to decline. Our quarterly and annual operating results may fluctuate in the future as a result of many factors, including the timing of the execution of research contracts, the extent of completion of consulting engagements, the timing of symposia and other events, the amount of new business generated, the mix of domestic and international business, currency fluctuations, changes in market demand for our products and services, the timing of the development, introduction and marketing of new products and services, competition in our industry, and the impact of our acquisitions. An inability to generate sufficient earnings and cash flow, and achieve our forecasts, may impact our operating and other activities. The potential fluctuations in our operating results could cause period-to-period comparisons of operating results not to be meaningful and may provide an unreliable indication of future operating results. Furthermore, our operating results may not meet the expectations of investors or the financial guidance we have previously provided. If this occurs, the price of our Common Stock could decline.

Our stock price may be impacted by factors outside of our control and you may not be able to resell shares of our Common Stock at or above the price you paid. The price of our Common Stock is subject to significant fluctuations in response to, among other factors, developments in the industries in which we do business, general economic conditions, general market conditions, geo-political events, changes in the nature and composition of our stockholder base, changes in securities analysts’ recommendations regarding our securities and our performance relative to securities analysts’ expectations for any quarterly period, as well as other factors outside of our control including any and all factors that move the securities markets generally. These factors may adversely affect the market price of our Common Stock.

Future sales of our Common Stock in the public market could lower our stock price. Sales of a substantial number of shares of Common Stock in the public market by our current stockholders, or the threat that substantial sales may occur, could cause the market price of our Common Stock to decrease significantly or make it difficult for us to raise additional capital by selling stock. Furthermore, we have various equity incentive plans that provide for awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards which have the effect of adding shares of Common Stock into the public market. At the present time, we are executing against a board-approved share repurchase program to reduce the number of outstanding shares of our Common Stock. At December 31, 2015, approximately $1.1 billion remained available for share purchases under this program. No assurance can be given that we will continue these activities in the future when the program is completed, or in the event that the price of our Common Stock reaches levels at which repurchases are not accretive.

Future sales of our Common Stock from grants and awards could lower our stock price. As of December 31, 2015, the aggregate number of shares of our Common Stock issuable pursuant to outstanding grants and awards under our equity incentive plans was approximately 2.7 million shares (approximately 0.5 million of which have vested). In addition, at the present time, approximately 7.0 million shares may be issued in connection with future awards under our equity incentive plans. Shares of Common Stock issued under these plans are freely transferable and have been registered under the Securities Act of 1933, as amended (the “Securities Act”), except for any shares held by affiliates (as that term is defined in Rule 144 under the Securities Act) which are subject to certain limitations. We cannot predict the size of future issuances of our Common Stock or the effect, if any, that future issuances and sales of shares of our Common Stock will have on the market price of our Common Stock.

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

ITEM 2. PROPERTIES.

We currently lease 35 domestic and 60 international offices. We have a significant presence in Stamford, Connecticut; Ft. Myers, Florida; and Egham, the United Kingdom. The Company does not own any properties.

Our corporate headquarters are located in 213,000 square feet of leased office space in three buildings located on the same campus in Stamford. The Company's lease on the Stamford facility expires in 2027 and contains three five-year renewal options at fair value. In Ft. Myers, we lease 258,000 square feet of space in two buildings located on the same campus, and we also recently leased an additional 21,601 square feet of space in a separate but nearby building that houses a staff training facility. All three of our Ft. Myers leases expire in 2030. In Egham we lease approximately 67,800 square feet of office space, and 45,000 square feet of temporary space, and we have an agreement to occupy under lease a new 120,000 square foot adjacent building, which is presently under construction. Occupancy is expected in mid-2017. Our other domestic and international locations support our research, consulting, domestic and international sales efforts, and other functions.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is listed on the New York Stock Exchange under the symbol IT. As of January 31, 2016, there were 1,429 holders of record of our Common Stock. Our 2016 Annual Meeting of Stockholders will be held on May 26, 2016 at the Company’s corporate headquarters in Stamford, Connecticut. We did not submit any matter to a vote of our stockholders during the fourth quarter of 2015.

The following table sets forth the high and low sale prices for our Common Stock as reported on the New York Stock Exchange for the periods indicated:

	2015		2014
	High	Low	High	Low
Quarter ended March 31	$86.28	$74.39	$73.53	$61.28
Quarter ended June 30	89.10	82.35	75.61	65.55
Quarter ended September 30	92.46	79.93	76.82	67.83
Quarter ended December 31	$94.82	$81.52	$87.58	$71.22

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

SHARE REPURCHASES

The Company has a $1.2 billion board authorization to repurchase the Company's common stock. The Company may repurchase its common stock from time-to-time in amounts and at prices the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases, private transactions or other transactions and will be funded from cash on hand and borrowings under the Company’s 2014 Credit Agreement. Repurchases may also be made from time-to-time in connection with the settlement of the Company's share-based compensation awards.

The following table summarizes the repurchases of our outstanding Common Stock in the three months ended December 31, 2015 pursuant to our $1.2 billion share repurchase authorization and pursuant to the settlement of share-based compensation awards:

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
October	167,134	$83.62
November	30,258	88.35
December	450,097	90.11
Total (1)	647,489	$88.35	$1.1

(1)	For the year ended December 31, 2015, the Company repurchased a total of 6.2 million shares.

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

(In thousands, except per share data)	2015	2014	2013	2012	2011
STATEMENT OF OPERATIONS DATA:
Revenues:
Research	$1,583,486	$1,445,338	$1,271,011	$1,137,147	$1,012,062
Consulting	327,735	348,396	314,257	304,893	308,047
Events	251,835	227,707	198,945	173,768	148,479
Total revenues	2,163,056	2,021,441	1,784,213	1,615,808	1,468,588
Operating income	287,997	286,162	275,492	245,707	214,062
Net income	$175,635	$183,766	$182,801	$165,903	$136,902

PER SHARE DATA:
Basic income per share	$2.09	$2.06	$1.97	$1.78	$1.43
Diluted income per share	$2.06	$2.03	$1.93	$1.73	$1.39

Weighted average shares outstanding:
Basic	83,852	89,337	93,015	93,444	96,019
Diluted	85,056	90,719	94,830	95,842	98,846

OTHER DATA:
Cash and cash equivalents	$372,976	$365,302	$423,990	$299,852	$142,739
Total assets	2,174,686	1,904,351	1,783,582	1,621,277	1,379,872
Long-term debt	790,000	385,000	136,250	115,000	150,000
Stockholders’ (deficit) equity	(132,400)	161,171	361,316	306,673	181,784
Cash provided by operating activities	$345,561	$346,779	$315,654	$279,814	$255,566

The following items impact the comparability and presentation of our consolidated data:

•
In 2015 we repurchased 6.2 million of our common shares. We also repurchased 5.9 million, 3.4 million, 2.7 million, and 5.9 million of our common shares in 2014, 2013, 2012, and 2011, respectively (see Note 7 — Stockholders’ (Deficit) Equity in the Notes to the Consolidated Financial Statements). The Company used $509.0 million, $432.0 million, $181.7 million, $111.3 million, and $212.0 million in cash for share repurchases in 2015, 2014, 2013, 2012, and 2011, respectively.

•
In 2015 and 2014 we acquired other businesses and recognized $26.2 million and $21.9 million, respectively, in pre-tax acquisition and integration charges (see Note 2 — Acquisitions in the Notes to the Consolidated Financial Statements). The operating results of these businesses, which were not material, were included in our consolidated financial results beginning on their respective acquisition dates. The Company used $196.2 million and $124.3 million in cash for acquisitions in 2015 and 2014, respectively.

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

We acquired other companies in 2015 which is described in Note 2 — Acquisitions in the Notes to the Condensed Consolidated Financial Statements included in this Annual Report on Form 10-K. The operating results of these acquired businesses have been included in our consolidated and segment operating results beginning on their respective dates of acquisition and these results were not material to our consolidated or segment results for 2015.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expect,” “should,” “could,” “believe,” “plan,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” or other words of similar meaning.

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

BUSINESS OVERVIEW

Gartner, Inc. is the world’s leading information technology research and advisory company that helps executives use technology to build, guide and grow their enterprises. We offer independent and objective research and analysis on the information technology, computer hardware, software, communications and related technology industries. We provide comprehensive coverage of the IT industry to thousands of client organizations across the globe. Our client base consists of CIOs, other senior IT personnel, executives, and others from a wide variety of business enterprises, government agencies and the investment community. Gartner is headquartered in Stamford, Connecticut, U.S.A., and as of December 31, 2015, we had 7,834 associates, including 1,731 research analysts and consultants, and clients in over 90 countries.

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

•
Events provides IT, supply chain, digital marketing and business professionals the opportunity to attend various symposia, conferences and exhibitions to learn, contribute and network with their peers. From our flagship Symposium/ITxpo series, to summits focused on specific technologies and industries, to experimental workshop-style seminars, our events distill the latest Gartner research into applicable insight and advice.

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

We had total revenues of $2.163 billion in 2015, an increase of 7% over 2014 on a reported basis and 13% adjusted for the impact of foreign currency exchange. Diluted earnings per share increased to $2.06 per share in 2015 from $2.03 per share in 2014.

Research revenues rose 10% year-over-year, to $1.583 billion in 2015, and the contribution margin was 69%, the same as 2014. At December 31, 2015, Research contract value was $1.761 billion, an increase of 10% over December 31, 2014 on a reported basis and 14% adjusted for the impact of foreign currency exchange. Both client and wallet retention remained strong, at 84% and 105%, respectively, at December 31, 2015.

Consulting revenues in 2015 decreased 6% when compared to 2014 but were flat when adjusted for the foreign exchange impact. The gross contribution margin was 33% in 2015 compared to 34% in 2014. Consultant utilization declined by 2 points in 2015, to 66%. We had 606 billable consultants at December 31, 2015 compared to 535 at year-end 2014. Backlog increased 15% year-over-year, to $117.7 million at December 31, 2015, which is the highest in the Company's history.

Events revenues increased 11% year-over-year, to $251.8 million. Adjusted for the foreign currency impact, Events revenues increased 18%. The segment contribution margin was 52% in 2015, a 3 point increase over 2014. We held 65 events in 2015 compared to 61 in 2014, while the number of attendees increased 7% year-over-year, to 52,595.

For a more detailed discussion of our results, see the Segment Results section below.

Cash flow from our operating activities was $345.6 million in 2015. We ended 2015 with $373.0 million in cash and cash equivalents while $656.0 million was available for borrowing under the revolving credit line. We believe that we have adequate liquidity to meet our currently anticipated needs.

We continue to focus on maximizing shareholder value. During 2015 we repurchased 6.2 million of our outstanding common shares, and we also acquired Nubera eBusiness S.L., based in Barcelona, Spain ("Nubera"), and Capterra, Inc., based in Arlington, Virginia ("Capterra"), both of which help organizations find the right business software to meet their needs. Note 2 - Acquisitions in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K provides additional information regarding these acquisitions.

FLUCTUATIONS IN QUARTERLY RESULTS

Our quarterly and annual revenue, operating income, and cash flow fluctuate as a result of many factors, including: the timing of our Symposium/ITxpo series, which are normally held during the fourth calendar quarter, as well as other events; the timing and amount of new business generated; the mix between domestic and international business; changes in market demand for our products and services; changes in foreign currency rates; the timing of the development, introduction and marketing of our new products and services; competition in the industry; acquisitions; general economic conditions; and other factors which are beyond our control. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results and cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires the application of appropriate accounting policies and the use of estimates. Our significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements included in this Form 10-K. Management considers the policies discussed below to be critical to an understanding of our financial statements because their application requires complex and subjective management judgments and estimates. Specific risks for these critical accounting policies are described below.

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

Our critical accounting policies are as follows:

Revenue recognition — Revenue is recognized in accordance with the requirements of U.S. GAAP as well as SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Revenue is only recognized once all required criteria for revenue recognition have been met. Revenue by significant source is accounted for as follows:

•
Research revenues are mainly derived from subscription contracts for research products. The related revenues are deferred and recognized ratably over the applicable contract term. Fees derived from assisting organizations in selecting the right business software for their needs is recognized when the leads are provided to vendors.

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

Uncollectible fees receivable — We maintain an allowance for losses which is composed of a bad debt allowance and a sales reserve. Provisions are charged against earnings, either as a reduction in revenues or an increase to expense. The determination of the allowance for losses is based on historical loss experience, an assessment of current economic conditions, the aging of outstanding receivables, the financial health of specific clients, and probable losses. This evaluation is inherently judgmental and requires estimates. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectability of fees receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients’ liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due, and the effectiveness of our collection efforts.

The following table provides our total fees receivable and the related allowance for losses (in thousands):

	December 31,
	2015	2014
Total fees receivable	$587,663	$558,807
Allowance for losses	(6,900)	(6,700)
Fees receivable, net	$580,763	$552,107

Goodwill and other intangible assets — The Company evaluates recorded goodwill in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic No. 350, which requires goodwill to be assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, an impairment evaluation of our amortizable intangible assets may also be performed if events or circumstances indicate potential impairment. Among the factors that could trigger an impairment review are our current operating results relative to our annual plan or historical performance; changes in our strategic plan or use of our assets; restructuring charges or other changes in our business segments; competitive pressures and changes in the general economy or in the markets in which we operate; a significant decline in our stock price and our market capitalization relative to our net book value.

ASC Topic No. 350 requires an annual assessment of the recoverability of recorded goodwill, which can be either quantitative or qualitative in nature, or a combination of the two. Both methods require the use of estimates which in turn contain judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of the resulting estimates are subject to uncertainty. If our annual goodwill impairment evaluation determines that the fair value of a reporting unit is less than its related carrying amount, we may recognize an impairment charge against earnings. Among the factors we consider in a qualitative assessment are general economic conditions and the competitive environment; actual and projected reporting unit financial performance; forward-looking business measurements; and external market assessments. A quantitative analysis requires management to consider all of the factors relevant to a qualitative assessment, as well as the utilization of detailed financial projections, to include the rate of revenue growth, profitability, and cash flows, as well as assumptions regarding discount rates, the Company's weighted-average cost of capital, and other data, in order to determine a fair value for our reporting units.

We conducted a quantitative assessment of the fair value of all of the Company's reporting units during the third quarter of 2015. The results of this test determined that the fair values of the Company's reporting units continue to exceed their respective carrying values. See Note 1 — Business and Significant Accounting Policies in the Notes to the Consolidated Financial Statements for additional information regarding goodwill and amortizable intangible assets.

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

Accounting for stock-based compensation — The Company accounts for stock-based compensation in accordance with FASB ASC Topic No. 505 and 718 and SEC Staff Accounting Bulletins No. 107 (“SAB No. 107”) and No. 110 (“SAB No. 110”). The Company recognizes stock-based compensation expense, which is based on the fair value of the award on the date of grant, over the related service period, net of estimated forfeitures (see Note 8 — Stock-Based Compensation in the Notes to the Consolidated Financial Statements for additional information).

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

RESULTS OF OPERATIONS

Consolidated Results

2015 VERSUS 2014

The following table presents the changes in selected line items in our Consolidated Statements of Operations for the two years ended December 31, 2015 (in thousands):

	Twelve Months Ended December 31, 2015	Twelve Months Ended December 31, 2014	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	$2,163,056	$2,021,441	$141,615	7%
Costs and expenses:
Cost of services & product development	839,076	797,933	(41,143)	(5)
Selling, general and administrative	962,677	876,067	(86,610)	(10)
Depreciation	33,789	31,186	(2,603)	(8)
Amortization of intangibles	13,342	8,226	(5,116)	(62)
Acquisition & integration charges	26,175	21,867	(4,308)	(20)
Operating income	287,997	286,162	1,835	1
Interest expense, net	(20,782)	(10,887)	(9,895)	(91)
Other income (expense), net	4,996	(592)	5,588	>100
Provision for income taxes	(96,576)	(90,917)	(5,659)	(6)
Net income	$175,635	$183,766	$(8,131)	(4)%

TOTAL REVENUES for the twelve months ended December 31, 2015 increased $141.6 million, or 7%, compared to the twelve months ended December 31, 2014. Revenues increased by double-digits in our Research and Events businesses but declined 6% in Consulting. Excluding the unfavorable impact of foreign currency, total revenues increased 13% in 2015 compared to 2014.

The following table presents total revenues by geographic region for the twelve months ended (in thousands):

Geographic Region	December 31, 2015	December 31, 2014	Increase (Decrease) $	Increase (Decrease) %
U.S. and Canada	$1,347,676	$1,204,476	$143,200	12%
Europe, Middle East, Africa	557,165	570,334	(13,169)	(2)
Other International	258,215	246,631	11,584	5
Totals	$2,163,056	$2,021,441	$141,615	7%

The following table presents our revenues by segment for the twelve months ended (in thousands):

Segment	December 31, 2015	December 31, 2014	Increase (Decrease) $	Increase (Decrease) %
Research	$1,583,486	$1,445,338	$138,148	10%
Consulting	327,735	348,396	(20,661)	(6)
Events	251,835	227,707	24,128	11
Totals	$2,163,056	$2,021,441	$141,615	7%

Please refer to the section of this MD&A below entitled “Segment Results” for a further discussion of revenues and results by segment.

COST OF SERVICES AND PRODUCT DEVELOPMENT (“COS") expense increased $41.1 million, or 5%, in 2015 compared to 2014, to $839.1 million compared to $797.9 million in 2014. Foreign exchange had a favorable impact on COS expense during 2015, and adjusted for this impact, COS expense increased 11% in 2015 when compared to 2014. The year-over-year increase in COS expense was due to $56.0 million in higher payroll and related benefits costs from additional headcount and merit salary increases, and $31.0 million in higher charges in 2015 for events costs, travel, and other corporate expenses. Partially offsetting these increased expenses was approximately $46.0 million in favorable foreign exchange impact. The additional headcount was primarily in our Research business which includes the additional employees resulting from our 2015 acquisitions, and to a lesser extent, an increase in headcount in our Consulting business. COS as a percentage of revenues was 39% in both the 2015 and 2014 periods.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) expense increased by $86.6 million in 2015, or 10%, to $962.7 million compared to $876.1 million in 2014. Excluding the favorable impact of foreign currency exchange, SG&A expense increased 16% year-over-year. The increase was primarily due to $111.0 million in higher payroll and related benefits costs from additional headcount, higher sales commissions, and merit salary increases, and we also had $27.0 million in additional travel and training, recruiting, and other costs. Partially offsetting these additional charges was approximately $51.0 million in favorable foreign exchange impact. SG&A headcount increased 17% overall, with the majority of the increase in additional quota-bearing sales associates and related support staff. Quota-bearing sales associates increased 15% year-over-year, to 2,171 at December 31, 2015 from 1,881 at year-end 2014.

DEPRECIATION expense increased 8% in 2015 compared to 2014, which reflects our additional investment in fixed assets.

AMORTIZATION OF INTANGIBLES increased to $13.3 million in 2015 from $8.2 million 2014, an increase of 62% year-over-year due to the additional intangibles resulting from our acquisitions.

ACQUISITION AND INTEGRATION CHARGES was $26.2 million in 2015 compared to $21.9 million in 2014. These charges are directly-related to our acquisitions and primarily include amounts accrued for payments contingent on the achievement of certain employment conditions, legal, consulting, and severance costs.

OPERATING INCOME increased 1% in 2015 compared to 2014, to $288.0 million in 2015 from $286.2 million in 2014. Operating income as a percentage of revenues was 13% in 2015 and 14% in 2014, with the decrease primarily driven by higher year-over-year SG&A costs, and to a lesser extent a lower gross contribution in the Consulting business and additional charges from acquisitions.

INTEREST EXPENSE, NET increased 91% year-over-year due to additional borrowings in the 2015 period.

OTHER INCOME (EXPENSE), NET was $5.0 million in 2015 which includes a $6.8 million gain from the sale of certain state tax credits partially offset by net losses resulting from foreign currency exchange transactions. The $0.6 million expense in 2014 was due to net foreign currency transaction gains and losses.

PROVISION FOR INCOME TAXES was $96.6 million in 2015 compared to $90.9 million in 2014 and the effective tax rate was 35.5% for 2015 compared to 33.1% for 2014. The higher effective tax rate in 2015 was primarily due to decreases in foreign tax credit benefits, increases in non-deductible expenses relating to acquisitions, and increases in valuation allowances on foreign net operating losses.

NET INCOME was $175.6 million in 2015 and $183.8 million in 2014, a decrease of 4%. Diluted earnings per share increased 1% year-over-year, to $2.06 in 2015 compared to $2.03 in 2014, due to a 6% decrease in the number of weighted-average shares in the 2015 period.

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

The following table presents total revenues by geographic region for the twelve months ended (in thousands):

Geographic Region	December 31, 2014	December 31, 2013	Increase (Decrease) $	Increase (Decrease) %
U.S. and Canada	$1,204,476	$1,049,734	$154,742	15%
Europe, Middle East, Africa	570,334	508,755	61,579	12
Other International	246,631	225,724	20,907	9
Totals	$2,021,441	$1,784,213	$237,228	13%

The following table presents our revenues by segment for the twelve months ended (in thousands):

Segment	December 31, 2014	December 31, 2013	Increase (Decrease) $	Increase (Decrease) %
Research	$1,445,338	$1,271,011	$174,327	14%
Consulting	348,396	$314,257	34,139	11
Events	227,707	$198,945	28,762	14
Totals	$2,021,441	$1,784,213	$237,228	13%

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

The following sections present the results of our three business segments as of and for the three years-ended December 31, 2015.

Research

The following table presents the financial results and business measurements of our Research segment for the twelve months ended December 31:

	2015	2014	$ Increase (Decrease)	% Increase (Decrease)	2014	2013	$ Increase (Decrease)	% Increase (Decrease)
Financial Measurements:
Revenues (1)	$1,583,486	$1,445,338	$138,148	10%	$1,445,338	$1,271,011	$174,327	14%
Gross contribution (1)	$1,096,827	$1,001,914	$94,913	9%	$1,001,914	$879,384	$122,530	14%
Gross contribution margin	69%	69%	—	—	69%	69%	—	—
Business Measurements:
Contract value (1)	$1,760,700	$1,603,200	$157,500	10%	$1,603,200	$1,423,179	$180,021	13%
Client retention	84%	85%	(1) point	—	85%	83%	2 points	—
Wallet retention	105%	106%	(1) point	—	106%	104%	2 points	—

(1)	Dollars in thousands.

2015 VERSUS 2014

Research segment revenues increased 10% in 2015 compared to 2014. Excluding the unfavorable impact of foreign currency, Research revenues increased 16% in 2015. The segment gross contribution margin was 69% in both annual periods. The contribution margin remained at 69% in spite of a 12% increase in segment headcount, mostly driven by new hires but also to a lesser extent the additional employees resulting from our acquisitions. The overall headcount increase reflects our continuing investment in this business.

Research contract value increased 10% in 2015 to $1.761 billion, and increased 14% year-over-year adjusted for the impact of foreign currency exchange. The growth in contract value was broad-based, with every region, client size, and industry sector growing at double-digit rates, with the exception of the Energy and Utilities sector, which still increased year-over-year but at a slower rate. The number of our research client enterprises increased by 8% in 2015, to 10,796. Both client retention and wallet retention remained strong, at 84% and 105% respectively, as of December 31, 2015.

2014 VERSUS 2013

Research segment revenues in 2014 increased 14% compared to 2013. The impact of foreign exchange translation was not significant. The segment gross contribution margin was 69% for both periods. Research contract value increased 13% in 2014 to $1.603 billion, and increased 14% year-over-year adjusted for the impact of foreign currency translation. Our growth in contract value was broad-based, with every region, industry segment, and client size growing at double-digit rates compared to 2013. The number of our research client enterprises increased by 10% in 2014, to 9,958. Client retention and wallet retention were 85% and 106% as of December 31, 2014, respectively.

Consulting

The following table presents the financial results and business measurements of our Consulting segment as of and for the twelve months ended December 31:

	2015	2014	$ Increase (Decrease)	% Increase (Decrease)	2014	2013	$ Increase (Decrease)	% Increase (Decrease)
Financial Measurements:
Revenues (1)	$327,735	$348,396	$(20,661)	(6)%	$348,396	$314,257	$34,139	11%
Gross contribution (1)	$107,193	$119,931	$(12,738)	(11)%	$119,931	$107,565	$12,366	11%
Gross contribution margin	33%	34%	(1) point	—	34%	34%	—
Business Measurements:
Backlog (1)	$117,700	$102,600	$15,100	15%	$102,600	$106,130	$(3,530)	(3)%
Billable headcount	606	535	71	13%	535	509	26	5%
Consultant utilization	66%	68%	(2) points	—	68%	64%	4 points	—
Average annualized revenue per billable headcount (1)	$391	$442	$(51)	(12)%	$442	$409	$33	8%

(1)	Dollars in thousands.

2015 VERSUS 2014

Consulting revenue decreased 6% year-over-year but was essentially flat excluding the negative foreign exchange impact. The revenue decline was primarily in our core consulting practice, which was mainly driven by the foreign exchange impact. We also had lower revenues in our contract optimization practice, which can fluctuate from period to period. The year-over-year gross contribution margin declined by 1 point, primarily driven by higher headcount. Backlog increased by $15.1 million year-over-year, or 15%, to $117.7 million at December 31, 2015, which is the highest backlog in the Company's history.

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

Events

The following table presents the financial results and business measurements of our Events segment as of and for the twelve months ended December 31:

	2015	2014	$ Increase (Decrease)	% Increase (Decrease)	2014	2013	$ Increase (Decrease)	% Increase (Decrease)
Financial Measurements:
Revenues (1)	$251,835	$227,707	$24,128	11%	$227,707	$198,945	$28,762	14%
Gross contribution (1)	$130,527	$112,384	$18,143	16%	$112,384	$91,216	$21,168	23%
Gross contribution margin	52%	49%	3 points	—	49%	46%	3 points	—
Business Measurements:
Number of events	65	61	4	7%	61	64	(3)	(5)%
Number of attendees	52,595	49,047	3,548	7%	49,047	44,986	4,061	9%

(1)	Dollars in thousands.

2015 VERSUS 2014

Events revenues increased $24.1 million when comparing 2015 to 2014, or 11%. Excluding the negative impact of foreign currency translation, revenues increased 18% year-over-year. We held 65 events in 2015, consisting of 61 ongoing events and 4 new events, compared to 61 events in 2014. The year-over-year revenue increase was primarily attributable to higher attendee revenue at our ongoing events and to a lesser extent, higher exhibitor revenue.The number of attendees in 2015 increased 7%, while the number of exhibitors increased 4%. Average revenue per attendee rose 9% and average revenue per exhibitor increased 2%. The gross contribution margin increased 3 points year-over-year.

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

LIQUIDITY AND CAPITAL RESOURCES

We had $373.0 million of cash and cash equivalents at December 31, 2015 and $656.0 million of available borrowing capacity under our 2014 Credit Agreement. In addition, the 2014 Credit Agreement contains an expansion feature by which the Company may borrow up to an additional $500.0 million in the aggregate under certain conditions. We believe that our consistently strong operating cash flow, as well as our existing cash balances and our available borrowing capacity under our 2014 Credit Agreement, provide us with adequate liquidity to meet our currently anticipated needs. However, should we need to borrow additional amounts, we believe we would be able to do so on reasonable terms.

We had operating cash flow of $345.6 million in 2015. In addition, we also borrowed an additional $420.0 million on a net basis under our 2014 Credit Agreement. During 2015 we used $196.2 million in cash to acquire other businesses and we also used $509.0 million in cash to repurchase our common shares. We currently have a $1.2 billion board approved authorization to repurchase the Company's common stock, and as of December 31, 2015, approximately $1.1 billion of this authorization remains.

We have historically generated significant cash flows from our operating activities. Our operating cash flow has been continuously enhanced by the leverage characteristics of our subscription-based business model as well as our focus on operational efficiencies. Revenues in our Research segment, which is our largest business segment, increased 10% in 2015 compared to 2014, and constituted 73% and 72% of our total revenues in 2015 and 2014, respectively. The majority of our research contracts are paid in advance and renew annually, and combined with a strong customer retention rate and high incremental margins, has resulted in continuously strong operating cash flow. Our cash flow generation has also benefited from our continuing efforts to improve the operating efficiencies of our businesses as well as a focus on the optimal management of our working capital as we increase our sales volume.

Our cash and cash equivalents are held in numerous locations throughout the world. At December 31, 2015, approximately $351.0 million of our total of $373.0 million in cash and cash equivalents was held outside the U.S. Of the $351.0 million of cash and cash equivalents held overseas, approximately 80% represents unremitted earnings of our non-U.S subsidiaries. Under U.S. accounting rules, no provision for income taxes that may result from the remittance of such earnings is required if the Company intends to reinvest such funds overseas indefinitely. Our current plans do not demonstrate a need to repatriate these undistributed earnings to fund our U.S. operations or otherwise satisfy the liquidity needs of our U.S operations. We intend to reinvest these earnings in our non-U.S. operations, except in instances in which the repatriation of these earnings would result in minimal additional tax. As a result, the Company has not recognized additional income tax expense that could result from the remittance of these earnings. However, should our liquidity needs change or we decide to repatriate some or all of these unremitted earnings, we may be required to accrue additional taxes which could have a material effect on our consolidated financial position, cash flows, and results of operations in future periods.

Changes in cash and cash equivalents

The following table summarizes and explains the changes in our cash and cash equivalents for the three years ended December 31, 2015 (in thousands):

	2015 vs. 2014			2014 vs. 2013
	Twelve Months Ended December 31, 2015	Twelve Months Ended December 31, 2014	Increase (Decrease)	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	Increase (Decrease)
Cash provided by operating activities	$345,561	$346,779	$(1,218)	$346,779	$315,654	$31,125
Cash used in investing activities	(242,357)	(162,777)	(79,580)	(162,777)	(36,498)	(126,279)
Cash used by financing activities	(67,690)	(208,670)	140,980	(208,670)	(153,855)	(54,815)
Net increase (decrease)	35,514	(24,668)	60,182	(24,668)	125,301	(149,969)
Effects of exchange rate changes (1)	(27,840)	(34,020)	6,180	(34,020)	(1,163)	(32,857)
Beginning cash and cash equivalents	365,302	423,990	(58,688)	423,990	299,852	124,138
Ending cash and cash equivalents	$372,976	$365,302	$7,674	$365,302	$423,990	$(58,688)

(1)
A number of foreign currencies in which we hold cash weakened relative to the U.S. dollar over the past two years. As a result, the effects of foreign currency exchange rates has had a significant impact on our cash and cash equivalents balances.

2015 VERSUS 2014

Operating

Operating cash flow decreased slightly when comparing 2015 to 2014. The decrease reflects the negative impact of a stronger U.S. dollar and lower 2015 net income, as well as additional cash payments for employee incentives related to our acquisitions, income taxes, and interest on our debt obligations in the 2015 period. Partially offsetting these elements were additional collections in the 2015 period.

Investing

We used an additional $79.6 million of cash in our investing activities in 2015 compared to 2014, primarily due to the acquisitions we made during 2015. In total, we used $196.2 million and $124.3 million of cash (net of the cash acquired) for acquisitions in 2015 and 2014, respectively. The Company used both existing cash and additional borrowings to finance its 2015 acquisitions. We also used an additional $7.6 million in cash for capital expenditures in the 2015 period, with a total of $46.1 million used in 2015 compared to $38.5 million in 2014.

Financing

In total, we used $67.7 million of cash in our financing activities during 2015 compared to $208.7 million of cash used in 2014. The Company used $509.0 million of cash for share repurchases in 2015 compared to $432.0 million used for share repurchases in 2014. The Company borrowed an additional $420.0 million in 2015 on a net basis compared to $200.0 million of net additional borrowings in 2014. Additions to financing cash flows from employee share-based activities were $21.4 million 2015 and $28.0 million in 2014.

2014 VERSUS 2013

Operating

Operating cash flow increased by $31.1 million, or 10%, when comparing 2014 to 2013. The increase was primarily due to additional cash collections in our Research and Events businesses and other positive working capital changes. Partially offsetting the additional collections were higher cash payments for bonuses, commissions, and income taxes.

Investing

We used an additional $126.3 million of cash in our investing activities in 2014 compared to 2013, principally due to the 2014 Acquisitions, in which we paid a total of $109.9 million (net of the cash acquired), and an additional $14.3 million was placed in escrow. The Company used both existing cash and additional borrowings to finance its 2014 acquisitions. We also used an additional $2.0 million in cash for capital expenditures in the 2014 period.

Financing

We used $208.7 million of cash in our financing activities during 2014 compared to $153.9 million of cash used in 2013. During 2014, the Company used $432.0 million of cash for share repurchases, which was partially offset by $195.4 million of net proceeds from debt issuance and related debt issuance costs and $28.0 million from employee share-based activity. During 2013, the Company used $182.0 million of cash for share repurchases and $4.0 million for debt refinancing fees, which was partially offset by $32.0 million from employee share-based activities.

OBLIGATIONS AND COMMITMENTS

2014 Credit Agreement

The Company has a five-year credit arrangement that it entered into in December 2014 that provides for a $400.0 million term loan and a $1.1 billion revolving credit facility (the “2014 Credit Agreement”). Under the revolving credit facility, amounts may be borrowed, repaid, and re-borrowed through the maturity date of the agreement in December 2019. The term and revolving facilities may be increased, at the Company's option, by up to an additional $500.0 million in the aggregate. As of December 31, 2015, the Company had $380.0 million outstanding under the term facility and $440.0 million under the revolver. See Note 5 - Debt in the Notes to the Consolidated Financial Statements for additional information regarding the 2014 Credit Agreement.

Off-Balance Sheet Arrangements

Through December 31, 2015, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

Contractual Cash Commitments

The Company has certain commitments that contractually require future cash payments. The following table summarizes the contractual cash commitments due after December 31, 2015 (in thousands):

Commitment Description:	Due In Less Than 1 Year	Due In 2-3 Years	Due In 4-5 Years	Due In More Than 5 Years	Total
Debt – principal and interest (1), (2)	$42,860	$115,689	$752,860	$5,060	$916,469
Operating leases (3)	40,910	67,214	44,314	111,555	263,993
Deferred compensation arrangement (4)	3,511	5,454	3,784	26,322	39,071
Other (5)	17,630	18,849	9,180	14,613	60,272
Totals	$104,911	$207,206	$810,138	$157,550	$1,279,805

(1)
Amounts borrowed under the Company's 2014 Credit Agreement, which matures in December 2019, have been classified in the table based on the scheduled repayment dates. Projected interest payments on amounts outstanding were based on the effective interest rates as of December 31, 2015. See Note 5 — Debt in the Notes to the Consolidated Financial Statements for additional information.

(2)
The Company also has a $5.0 million State of Connecticut economic development loan which is classified in the Due In More Than 5 Years category since it has a 10 year maturity. Interest payments on the loan have been calculated based on the contractual fixed rate of interest. Under certain circumstances, part or all of this debt may be forgiven by the State. See Note 5 — Debt in the Notes to the Consolidated Financial Statements for additional information.

(3)
The Company leases various facilities, furniture, computer equipment, and automobiles. These leases expire between 2016 and 2030. See Note 1 — Business and Significant Accounting Policies in the Notes to the Consolidated Financial Statements for additional information on the Company's leases.

(4)
The Company has a supplemental deferred compensation arrangement with certain employees (see Note 13 — Employee Benefits in the Notes to the Consolidated Financial Statements for additional information). Amounts payable with a known payment date have been classified in the table based on the payment date. Amounts payable whose payment date is unknown have been included in the Due In More Than 5 Years category since the Company cannot determine when the amounts will be paid.

(5)
The Other category includes (i) contractual commitments for software, building maintenance, telecom, and other services; (ii) amounts due for share repurchase transactions that occurred in late December 2015 but were settled in January 2016; and (iii) projected cash contributions to the Company's defined benefit pension plans.

In addition to the contractual cash commitments included in the table above, the Company has other payables and liabilities that may be legally enforceable but are not considered contractual commitments. Information regarding the Company's payables and liabilities is included in Note 4 — Accounts Payable, Accrued, and Other Liabilities in the Notes to the Consolidated Financial Statements. Among these liabilities is approximately $30.0 million for unrecognized tax benefits and related interest and penalties.

QUARTERLY FINANCIAL DATA

The following tables present our quarterly operating results for the two-year period ended December 31, 2015:

2015
(In thousands, except per share data)	First	Second	Third	Fourth
Revenues	$471,186	$547,936	$500,166	$643,768
Operating income	48,682	85,220	52,474	101,621
Net income	28,351	51,155	30,366	65,763
Net income per share: (1)
Basic	$0.33	$0.61	$0.37	$0.80
Diluted	$0.32	$0.61	$0.36	$0.78

2014
(In thousands, except per share data)	First	Second	Third	Fourth
Revenues	$446,702	$519,820	$470,940	$583,979
Operating income	59,170	81,761	49,391	95,840
Net income	37,736	53,040	33,846	59,144
Net income per share: (1)
Basic	$0.41	$0.59	$0.38	$0.67
Diluted	$0.40	$0.58	$0.38	$0.66

(1)
The aggregate of the four quarters’ basic and diluted earnings per common share may not equal the reported full calendar year amounts due to the effects of share repurchases, dilutive equity compensation, and rounding.

RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting rules issued by the various U.S. standard setting and governmental authorities that have not yet become effective and that may impact our Consolidated Financial Statements in future periods are described below, together with our assessment of the potential impact they may have on our Consolidated Financial Statements and related disclosures in future periods.

Business Combinations

In September 2015, the FASB issued Accounting Standards Update (ASU) 2015-16, "Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments" ("ASU No. 2015-16"). ASU No. 2015-16 requires the recognition of adjustments to business combination provisional amounts, that are identified during the measurement period, in the reporting period in which the adjustments are determined. The effects of the adjustments to provisional amounts on depreciation, amortization or other income effects should be recognized in current-period earnings as if the accounting had been completed at the acquisition date. Disclosure of the portion of the adjustment recorded in current-period earnings that would have been reported in prior reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date is also required. The rule is to be applied retrospectively and is effective for Gartner on January 1, 2016. ASU No. 2015-16 will not have an impact on the Company’s consolidated financial statements at the date of adoption. However, ASU No. 2016-16 could have an impact on the Company's consolidated financial statements in the future if a transaction occurs within the scope of the rule.

Debt Issuance Cost Presentation

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends the current presentation of debt issuance costs in the financial statements. ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of a deferred asset. The amendment is to be applied retrospectively and is effective for

Gartner on January 1, 2016. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU No. 2014-09"). ASU No. 2014-09 is intended to clarify the principles for recognizing revenue by: removing inconsistencies and weaknesses in revenue recognition requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. ASU No. 2014-09 is effective for Gartner on January
1, 2018. We continue to evaluate the impact of ASU No. 2014-09.

The FASB also continues to work on a number of significant accounting rules which if issued could materially impact the Company's accounting policies and disclosures in future periods. However, since these rules have not yet been issued, the effective dates and potential impact are unknown.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

The Company's 2014 Credit Agreement provides for a five-year, $400.0 million term loan and a $1.1 billion revolving credit facility. At December 31, 2015, we had $820.0 million outstanding under the 2014 Credit Agreement, which included $380.0 million outstanding under the term loan and $440.0 million under the revolver.

We have exposure to changes in interest rates arising from borrowings under the 2014 Credit Agreement since amounts borrowed are based on a floating base rate of interest. However, we reduce our exposure to changes in interest rates through our interest rate swap contracts which effectively convert the floating base interest rate on the first $700.0 million of our variable rate borrowings to fixed rates. Thus we are exposed to interest rate risk on borrowings only in excess of $700.0 million, which equaled $120.0 million at December 31, 2015. As an indication of our exposure to changes in interest rates, a hypothetical 25 basis point increase or decrease in interest rates could have changed our 2015 pre-tax annual interest expense on the $120.0 million of unhedged borrowings at December 31, 2015 by approximately $0.3 million.

FOREIGN CURRENCY RISK

For the fiscal years ended December 31, 2015 and 2014, approximately 41% and 45%, respectively, of the Company's revenues were derived from sales outside of the U.S. As a result, we conduct business in numerous currencies other than the U.S dollar. Among the major foreign currencies in which we conduct business are the Euro, the British Pound, the Japanese Yen, the Australian dollar, and the Canadian dollar. The reporting currency of our financial statements is the U.S. dollar. As the values of the foreign currencies in which we operate fluctuate over time relative to the U.S dollar, the Company is exposed to both foreign currency translation and transaction risk.

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars since the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ (deficit) equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At December 31, 2015, approximately half of our $373.0 million of cash and cash equivalents was denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on December 31, 2015 would have increased or decreased by approximately $19.0 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings since movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S dollar.

Transaction risk arises when our foreign subsidiaries enter into transactions that are denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding currency contracts as of December 31, 2015 had an immaterial net unrealized gain.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for 2015, 2014, and 2013, together with the reports of KPMG LLP, our independent registered public accounting firm, are included herein in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Management conducted an evaluation, as of December 31, 2015, of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed or submitted under the Act.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of the Board of Directors.

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2015, Gartner’s internal control over financial reporting was effective. The effectiveness of management’s internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K in Part IV, Item 15.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item will be set forth under the captions “Proposal One: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Miscellaneous — Available Information” in the Company’s Proxy Statement to be filed with the SEC no later than April 29, 2016. If the Proxy Statement is not filed with the SEC by April 29, 2016, such information will be included in an amendment to this Annual Report filed by April 29, 2016. See also Item 1. Business — Available Information.

ITEM 11. EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the caption “Executive Compensation” in the Company’s Proxy Statement to be filed with the SEC no later than April 29, 2016. If the Proxy Statement is not filed with the SEC by April 29, 2016, such information will be included in an amendment to this Annual Report filed by April 29, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be furnished pursuant to this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed with the SEC by April 29, 2016. If the Proxy Statement is not filed with the SEC by April 29, 2016, such information will be included in an amendment to this Annual Report filed by April 29, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required to be furnished pursuant to this item will be set forth under the captions “Transactions With Related Persons” and “Corporate Governance — Director Independence” in the Company’s Proxy Statement to be filed with the SEC by April 29, 2016. If the Proxy Statement is not filed with the SEC by April 29, 2016, such information will be included in an amendment to this Annual Report filed by April 29, 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement to be filed with the SEC no later than April 29, 2016. If the Proxy Statement is not filed with the SEC by April 29, 2016, such information will be included in an amendment to this Annual Report filed by April 29, 2016.

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

3. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1(1)	Restated Certificate of Incorporation of the Company.

3.2(2)	Bylaws as amended through February 2, 2012.

4.1(1)	Form of Certificate for Common Stock as of June 2, 2005.

4.2*	Credit Agreement, dated as of December 16, 2014, among the Company, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as administrative agent.

10.1(3)	Lease dated April 16, 2010 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut.

10.2(3)	First Amendment to Lease dated April 16, 2010 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut.

10.4(4)+	2011 Employee Stock Purchase Plan.

10.5(5)+	2003 Long -Term Incentive Plan, as amended and restated effective June 4, 2009.

10.6(6)+	2014 Long-Term Incentive Plan, effective May 29, 2014.

10.7(7)+	Amended and Restated Employment Agreement between Eugene A. Hall and the Company dated as of April 13, 2011.

10.8(8)+	Company Deferred Compensation Plan, effective January 1, 2009.

10.9(9)+	Form of Stock Appreciation Right Agreement for executive officers.

10.10(9)+	Form of Performance Stock Unit Agreement for executive officers.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see Signature Page).

31.1*	Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this document.

+	Management compensation plan or arrangement.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 29, 2005 as filed on July 6, 2005.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 2, 2012 as filed on February 7, 2012.

(3)	Incorporated by reference from the Company’s Quarterly Report on form 10-Q as filed on August 9, 2010.

(4)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) as filed on April 18, 2011.

(5)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) as filed on April 21, 2009

(6)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) as filed on April 15, 2014.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed on August 2, 2011.

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed on February 20, 2009.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 8, 2016 as filed on February 12, 2016.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
GARTNER, INC.
CONSOLIDATED FINANCIAL STATEMENTS

All financial statement schedules have been omitted because the information required is not applicable or is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Gartner, Inc.:

We have audited the accompanying consolidated balance sheets of Gartner, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gartner, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(KPMG LLP LOGO)

/s/ KPMG LLP

New York, New York

February 24, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Gartner, Inc.:

We have audited Gartner, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gartner, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 24, 2016 expressed an unqualified opinion on those consolidated financial statements.

(KPMG LLP LOGO)

/s/ KPMG LLP

New York, New York

February 24, 2016

GARTNER, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$372,976	$365,302
Fees receivable, net of allowances of $6,900 and $6,700 respectively	580,763	552,107
Deferred commissions	124,831	115,381
Prepaid expenses and other current assets	62,427	63,868
Total current assets	1,140,997	1,096,658
Property, equipment and leasehold improvements, net	108,733	97,990
Goodwill	715,359	586,665
Intangible assets, net	96,544	30,689
Other assets	113,053	92,349
Total Assets	$2,174,686	$1,904,351
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$387,691	$353,761
Deferred revenues	900,801	841,457
Current portion of long-term debt	35,000	20,000
Total current liabilities	1,323,492	1,215,218
Long-term debt	790,000	385,000
Other liabilities	193,594	142,962
Total Liabilities	2,307,086	1,743,180
Stockholders’ (Deficit) Equity:
Preferred stock:
$.01 par value, authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
$.0005 par value, authorized 250,000,000 shares for both periods; 156,234,415 shares issued for both periods	78	78
Additional paid-in capital	818,546	764,433
Accumulated other comprehensive loss, net	(44,402)	(21,170)
Accumulated earnings	1,450,684	1,275,049
Treasury stock, at cost, 73,896,245 and 68,713,890 common shares, respectively	(2,357,306)	(1,857,219)
Total Stockholders’ (Deficit) Equity	(132,400)	161,171
Total Liabilities and Stockholders’ (Deficit) Equity	$2,174,686	$1,904,351

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Research	$1,583,486	$1,445,338	$1,271,011
Consulting	327,735	348,396	314,257
Events	251,835	227,707	198,945
Total revenues	2,163,056	2,021,441	1,784,213
Costs and expenses:
Cost of services and product development	839,076	797,933	713,484
Selling, general and administrative	962,677	876,067	760,458
Depreciation	33,789	31,186	28,996
Amortization of intangibles	13,342	8,226	5,446
Acquisition and integration charges	26,175	21,867	337
Total costs and expenses	1,875,059	1,735,279	1,508,721
Operating income	287,997	286,162	275,492
Interest income	1,766	1,413	1,551
Interest expense	(22,548)	(12,300)	(10,388)
Other income (expense), net	4,996	(592)	(216)
Income before income taxes	272,211	274,683	266,439
Provision for income taxes	96,576	90,917	83,638
Net income	$175,635	$183,766	$182,801

Net income per share:
Basic	$2.09	$2.06	$1.97
Diluted	$2.06	$2.03	$1.93
Weighted average shares outstanding:
Basic	83,852	89,337	93,015
Diluted	85,056	90,719	94,830

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Year Ended December 31,
	2015	2014	2013
Net income	$175,635	$183,766	$182,801
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(23,089)	(27,461)	503
Interest rate hedges - net change in deferred loss	(1,339)	2,163	2,107
Pension plans - net change in deferred actuarial loss	1,196	(4,217)	(233)
Other comprehensive (loss) income, net of tax	(23,232)	(29,515)	2,377
Comprehensive income	$152,403	$154,251	$185,178

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(IN THOUSANDS)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income, Net	Accumulated Earnings	Treasury Stock	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2012	$78	$679,871	$5,968	$908,482	$(1,287,726)	$306,673
Net income	—	—	—	182,801	—	182,801
Other comprehensive income	—	—	2,377	—	—	2,377
Issuances under stock plans	—	(21,354)	—	—	27,388	6,034
Stock compensation tax benefits	—	25,392	—	—	—	25,392
Common share repurchases	—	—	—	—	(196,696)	(196,696)
Stock compensation expense	—	34,735	—	—	—	34,735
Balance at December 31, 2013	$78	$718,644	$8,345	$1,091,283	$(1,457,034)	$361,316
Net income	—	—	—	183,766	—	183,766
Other comprehensive loss	—	—	(29,515)	—	—	(29,515)
Issuances under stock plans	—	(11,727)	—	—	19,527	7,800
Stock compensation tax benefits	—	18,671	—	—	—	18,671
Common share repurchases	—	—	—	—	(419,712)	(419,712)
Stock compensation expense	—	38,845	—	—	—	38,845
Balance at December 31, 2014	$78	$764,433	$(21,170)	$1,275,049	$(1,857,219)	$161,171
Net income	—	—	—	175,635	—	175,635
Other comprehensive loss	—	—	(23,232)	—	—	(23,232)
Issuances under stock plans	—	(5,964)	—	—	13,495	7,531
Stock compensation tax benefits	—	13,928	—	—	—	13,928
Common share repurchases	—	—	—	—	(513,582)	(513,582)
Stock compensation expense	—	46,149	—	—	—	46,149
Balance at December 31, 2015	$78	$818,546	$(44,402)	$1,450,684	$(2,357,306)	$(132,400)

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net income	$175,635	$183,766	$182,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	47,131	39,412	34,442
Stock-based compensation expense	46,149	38,845	34,735
Excess tax benefits from employee stock-based compensation exercises	(13,860)	(20,193)	(25,392)
Deferred taxes	344	(759)	16,663
Amortization and write-off of debt issue costs	1,512	2,645	2,710
Changes in assets and liabilities:
Fees receivable, net	(44,476)	(76,424)	(28,097)
Deferred commissions	(13,236)	(12,340)	(18,608)
Prepaid expenses and other current assets	(13,268)	(3,017)	(1,187)
Other assets	(14,733)	(7,139)	(5,268)
Deferred revenues	91,840	105,354	80,938
Accounts payable, accrued, and other liabilities	82,523	96,629	41,917
Cash provided by operating activities	345,561	346,779	315,654
Investing activities:
Additions to property, equipment and leasehold improvements	(46,128)	(38,486)	(36,498)
Acquisitions (net of cash acquired)	(170,604)	(109,928)	—
Acquisitions - increase in restricted cash (escrow)	(25,625)	(14,363)	—
Cash used in investing activities	(242,357)	(162,777)	(36,498)
Financing activities:
Proceeds from employee stock-based compensation plans and ESP Plan	7,499	7,767	6,042
Proceeds from borrowings	440,000	400,000	205,625
Payments on debt	(20,000)	(200,000)	(205,625)
Purchases of treasury stock	(509,049)	(432,006)	(181,736)
Fees paid for debt refinancing	—	(4,624)	(3,553)
Excess tax benefits from employee stock-based compensation exercises	13,860	20,193	25,392
Cash used by financing activities	(67,690)	(208,670)	(153,855)
Net increase (decrease) in cash and cash equivalents	35,514	(24,668)	125,301
Effects of exchange rates on cash and cash equivalents	(27,840)	(34,020)	(1,163)
Cash and cash equivalents, beginning of period	365,302	423,990	299,852
Cash and cash equivalents, end of period	$372,976	$365,302	$423,990

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21,200	$10,600	$8,500
Income taxes, net of refunds received	$83,500	$70,100	$50,767

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

Basis of presentation. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270 for financial information and with the applicable instructions of U.S. Securities & Exchange Commission (“SEC”) Regulation S-X. The fiscal year of Gartner represents the twelve-month period from January 1 through December 31. All references to 2015, 2014, and 2013 herein refer to the fiscal year unless otherwise indicated.

Principles of consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of estimates. The preparation of the accompanying consolidated financial statements requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of fees receivable, goodwill, intangible assets, and other long-lived assets, as well as tax accruals and other liabilities. In addition, estimates are used in revenue recognition, income tax expense, performance-based compensation charges, depreciation, and amortization. Management believes its use of estimates in the accompanying consolidated financial statements to be reasonable.

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

Business Acquisitions. The Company completed acquisitions in both 2015 and 2014 and information related to these acquisitions is included in Note 2 — Acquisitions. The Company accounts for acquisitions in accordance with the acquisition method of accounting as prescribed by FASB ASC Topic No. 805, Business Combinations. The acquisition method of accounting requires the Company to record the net assets and liabilities acquired based on their estimated fair values as of the acquisition date, with any excess of the consideration transferred over the estimated fair value of the net assets acquired, including identifiable intangible assets, to be recorded to goodwill. Under the acquisition method, the operating results of acquired companies are included in the Company's consolidated financial statements beginning on the date of acquisition.

The determination of the fair value of intangible and other assets acquired in acquisitions requires management judgment and the consideration of a number of factors, significant among them the historical financial performance of the acquired businesses and projected performance, estimates surrounding customer turnover, as well as assumptions regarding the level of competition and the cost to reproduce certain assets. Establishing the useful lives of the amortizable intangibles also requires management judgment and the evaluation of a number of factors, among them projected cash flows and the likelihood of competition.

The Company classifies charges that are directly-related to its acquisitions in the line Acquisition and Integration Charges in the Condensed Consolidated Statements of Operations, and the Company recorded $26.2 million, $21.9 million, and $0.3 million of such charges in 2015, 2014, and 2013, respectively. Included in these directly-related and incremental charges are legal, consulting, retention, severance, and accruals for cash payments subject to the continuing employment of certain key employees of the acquired companies. During 2015 the Company paid $9.2 million in cash that had been accrued for the achievement of certain employment conditions for an acquisition completed in 2014.

Revenue Recognition. Revenue is recognized in accordance with U.S. GAAP and SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Revenues are only recognized once all required criteria for recognition have been met. The accompanying Consolidated Statements of Operations present revenues net of any sales or value-added taxes that we collect from customers and remit to government authorities.

The Company’s revenues by significant source are as follows:

Research

Research revenues are mainly derived from subscription contracts for research products. The related revenues are deferred and recognized ratably over the applicable contract term. Fees derived from assisting organizations in selecting the right business software for their needs is recognized when the leads are provided to vendors.

The Company typically enters into subscription contracts for research products for twelve-month periods or longer. The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. Research contracts are non-cancelable and non-refundable, except for government contracts that may have cancellation or fiscal funding clauses, which historically have not produced material cancellations. It is our policy to record the entire amount of the contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue, since the contract represents a legally enforceable claim.

Consulting

Consulting revenues, primarily derived from consulting, measurement and strategic advisory services (paid one-day analyst engagements), are principally generated from fixed fee or time and materials engagements. Revenues from fixed fee engagements are recognized on a proportional performance basis, while revenues from time and material engagements are recognized as work is delivered and/or services are provided. Revenues related to contract optimization engagements are contingent in nature and are only recognized upon satisfaction of all conditions related to their payment. Unbilled fees receivable associated with consulting engagements were $43.2 million at December 31, 2015 and $44.0 million at December 31, 2014.

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

Allowance for losses. The Company maintains an allowance for losses which is composed of a bad debt allowance and a sales reserve. Provisions are charged against earnings, either as a reduction in revenues or an increase to expense. The determination of the allowance for losses is based on historical loss experience, an assessment of current economic conditions, the aging of outstanding receivables, the financial health of specific clients, and probable losses.

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

Stock-based compensation expense. The Company accounts for stock-based compensation in accordance with FASB ASC Topics No. 505 and 718 and SEC Staff Accounting Bulletins No. 107 (“SAB No. 107”) and No. 110 (“SAB No. 110”). Stock-based compensation cost is based on the fair value of the award on the date of grant, which is expensed over the related service period, net of estimated forfeitures. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. During 2015, 2014 and 2013, the Company recognized $46.1 million, $38.8 million and $34.7 million, respectively, of stock-based compensation expense, a portion of which is recorded in both COS and SG&A in the Consolidated Statements of Operations (see Note 8 — Stock-Based Compensation for additional information).

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

Property, equipment and leasehold improvements. The Company leases all of its facilities and certain equipment. These leases are all classified as operating leases in accordance with FASB ASC Topic 840. The cost of these operating leases, including any contractual rent increases, rent concessions, and landlord incentives, are recognized ratably over the life of the related lease agreement. Lease expense was $33.8 million, $31.5 million, and $30.8 million in 2015, 2014, and 2013, respectively.

Equipment, leasehold improvements, and other fixed assets owned by the Company are recorded at cost less accumulated depreciation. Except for leasehold improvements, these fixed assets are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvement or the remaining term of the related lease. The Company had total depreciation expense of $33.8 million, $31.2 million, and $29.0 million in 2015, 2014, and 2013, respectively. The Company's total fixed assets, less accumulated depreciation and amortization, consisted of the following (in thousands):

	Useful Life	December 31,
Category	(Years)	2015	2014
Computer equipment and software	2-7	$148,195	$144,293
Furniture and equipment	3-8	39,072	37,221
Leasehold improvements	2-15	87,103	78,094
		$274,370	$259,608
Less — accumulated depreciation and amortization		(165,637)	(161,618)
Property, equipment, and leasehold improvements, net		$108,733	$97,990

The Company incurs costs to develop internal use software used in our operations, and certain of these costs meeting the criteria outlined in FASB ASC Topic No. 350 are capitalized and amortized over future periods. Net capitalized development costs for internal use software was $14.1 million at both December 31, 2015 and 2014, which is included in the Computer equipment and software category above. Amortization of capitalized internal software development costs, which is classified in Depreciation in the Consolidated Statements of Operations, totaled $8.2 million in each of the three years ended December 31, 2015.

Intangible assets. The Company has amortizable intangible assets which are amortized against earnings using the straight-line method over their expected useful lives. Changes in intangible assets subject to amortization during the two-year period ended December 31, 2015 are as follows (in thousands):

December 31, 2015	Trade Names	Customer Relationships	Content	Software	Non-Compete	Total
Gross cost, December 31, 2014	$6,924	$27,933	$3,560	$6,569	$9,272	$54,258
Additions due to acquisitions (1)	3,260	42,620	2,000	11,656	20,075	79,611
Intangibles fully amortized	(6,013)	(7,210)	—	—	—	(13,223)
Foreign currency translation impact	(27)	(483)	(110)	(2,006)	(17)	(2,643)
Gross cost	4,144	62,860	5,450	16,219	29,330	118,003
Accumulated amortization (3), (4)	(681)	(9,028)	(3,525)	(3,699)	(4,526)	(21,459)
Balance, December 31, 2015	$3,463	$53,832	$1,925	$12,520	$24,804	$96,544

December 31, 2014	Trade Names	Customer Relationships	Content	Software	Non-Compete	Total
Gross cost, December 31, 2013	$6,023	$10,146	$3,496	$2,143	$—	$21,808
Additions due to acquisitions (1)	915	18,054	206	5,000	7,800	31,975
Non-competition agreement (2)	—	—	—	—	1,500	1,500
Foreign currency translation impact	(14)	(267)	(142)	(574)	(28)	(1,025)
Gross cost	6,924	27,933	3,560	6,569	9,272	54,258
Accumulated amortization (3), (4)	(6,202)	(11,072)	(2,246)	(2,603)	(1,446)	(23,569)
Balance, December 31, 2014	$722	$16,861	$1,314	$3,966	$7,826	$30,689

(1)	The additions are due to the Company's acquisitions. See Note 2 — Acquisitions for additional information.

(2)	The non-competition intangible relates to a separation agreement with the Company's former CFO.

(3)
Intangible assets are amortized against earnings over the following periods: Trade name—2 to 4 years; Customer relationships 4 to 7 years; Content—1.5 to 4 years; Software—3 years; Non-compete—3 to 5 years.

(4)	Aggregate amortization expense related to intangible assets was $13.3 million, $8.2 million, and $5.4 million in 2015, 2014, and 2013, respectively.

The estimated future amortization expense by year from amortizable intangibles is as follows (in thousands):

2016	$24,074
2017	21,468
2018	18,818
2019	14,321
2020	12,449
Thereafter	5,414
$96,544

Goodwill. Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the tangible and identifiable intangible net assets acquired. The evaluation of the recoverability of goodwill is performed in accordance with FASB ASC No. Topic 350, which requires an annual assessment of potential goodwill impairment at the reporting unit level and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.

The required annual assessment of the recoverability of recorded goodwill can be either quantitative or qualitative in nature, or a combination of the two. Both methods require the use of estimates which in turn contain judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of the resulting estimates are subject to uncertainty. If our annual goodwill impairment evaluation determines that the fair value of a reporting unit is less than its related carrying amount, we may recognize an impairment charge against earnings. We conducted a quantitative assessment of the fair value of all of the Company's reporting units during the third quarter of 2015. The results of this test determined that the fair values of the Company's reporting units continue to exceed their respective carrying values.

The following table presents changes to the carrying amount of goodwill by segment during the two-year period ended December 31, 2015 (in thousands):

	Research	Consulting	Events	Total
Balance, December 31, 2013 (1)	$376,568	$100,677	$41,958	$519,203
Additions due to acquisitions (2)	78,373	—	—	78,373
Foreign currency translation adjustments	(9,481)	(1,260)	(170)	(10,911)
Balance, December 31, 2014	$445,460	$99,417	$41,788	$586,665
Additions due to acquisitions (2)	138,053	—	—	138,053
Foreign currency translation adjustments	(8,221)	(1,005)	(133)	(9,359)
Balance, December 31, 2015	$575,292	$98,412	$41,655	$715,359

(1)	The Company does not have any accumulated goodwill impairment losses.

(2)	The addition are due to the Company's acquisitions (See Note 2—Acquisitions for additional discussion). All of the recorded goodwill from these acquisitions has been included in the Research segment.

Impairment of long-lived assets. The Company's long-lived assets primarily consist of intangible assets other than goodwill and property, equipment, and leasehold improvements. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the respective asset may not be recoverable. Such evaluation may be based on a number of factors including current and projected operating results and cash flows, changes in management’s strategic direction as well as external economic and market factors. The Company evaluates the recoverability of these assets by determining whether the balance can be recovered through undiscounted future operating cash flows. If events or circumstances indicate that the carrying value might not be recoverable based on undiscounted future operating cash flows, an impairment loss would be recognized. The amount of impairment, if any, is measured based on the difference between projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds and the carrying value of the asset. The Company did not record any impairment charges for long-lived assets during the three year period ended December 31, 2015.

Pension obligations. The Company has defined-benefit pension plans in several of its international locations (see Note 13 — Employee Benefits). Benefits earned under these plans are generally based on years of service and level of employee compensation. The Company accounts for defined benefit plans in accordance with the requirements of FASB ASC Topic No. 715. The Company determines the periodic pension expense and related liabilities for these plans through actuarial assumptions and valuations. The Company recognized $3.5 million, $3.4 million, and $3.8 million of expense for these plans in 2015, 2014, and 2013, respectively. The Company classifies pension expense in SG&A in the Consolidated Statements of Operations.

Debt. The Company presents amounts borrowed in the Consolidated Balance Sheets at amortized cost. Interest accrued on amounts borrowed is classified in Interest expense in the Consolidated Statements of Operations. The Company refinanced its debt in 2014 and had $825.0 million of debt outstanding at December 31, 2015 (see Note 5—Debt for additional information).

Foreign currency exposure. The functional currency of our foreign subsidiaries is typically the local currency. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded as foreign currency translation adjustments, a component of Accumulated other comprehensive (loss) income, net within the Stockholders’ (deficit) equity section of the Consolidated Balance Sheets.

Currency transaction gains or losses arising from transactions denominated in currencies other than the functional currency of a subsidiary are recognized in results of operations in Other income (expense), net within the Consolidated Statements of Operations.

The Company had net currency transaction losses of $(2.6) million, $(1.7) million, and $(0.9) million in 2015, 2014, and 2013, respectively. The Company enters into foreign currency forward exchange contracts to mitigate the effects of adverse fluctuations in foreign currency exchange rates on these transactions. These contracts generally have a short duration and are recorded at fair value with both realized and unrealized gains and losses recorded in Other expense, net. The net (loss) gain from these contracts was $(0.1) million, $0.6 million, and $(0.1) million in 2015, 2014, and 2013, respectively.

Comprehensive income. The Company reports comprehensive income in a separate statement termed the Consolidated Statements of Comprehensive Income, which is included herein. The Company's comprehensive income disclosures are included in Note 7 — Stockholders' (Deficit) Equity.

Fair value disclosures. The Company has a limited number of assets and liabilities that are adjusted to fair value at each balance sheet date. The Company’s fair value disclosures are included in Note 12 — Fair Value Disclosures.

Concentrations of credit risk. Assets that may subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents, fees receivable, interest rate swaps, and a pension reinsurance asset. The majority of the Company’s cash equivalent investments and its interest rate swap contracts are with investment grade commercial banks. Accounts receivable balances deemed to be collectible from customers have limited concentration of credit risk due to our diverse customer base and geographic dispersion. The Company’s pension reinsurance asset (see Note 13 — Employee Benefits) is maintained with a large international insurance company that was rated investment grade as of December 31, 2015.

Stock repurchase programs. The Company records the cost to repurchase its own common shares to treasury stock. During 2015, 2014 and 2013, the Company used $509.0 million, $432.0 million, and $181.7 million, respectively, in cash for stock repurchases (see Note 7 — Stockholders’ (Deficit) Equity). Shares repurchased by the Company are added to treasury shares and are not retired.

Adoption of new accounting rules. The Company adopted the following new accounting rules in the year ended December 31, 2015:

Balance Sheet Classification of Deferred Taxes — The Company early adopted FASB Accounting Standard Update No. 2015-17, "Income Taxes: Balance Sheet Classification of Deferred Taxes" on December 31, 2015. Under ASU No. 2015-17, organizations that present a classified balance are required to classify deferred taxes as noncurrent assets or noncurrent liabilities. The Company early adopted the standard on a prospective basis and prior period balance sheets were not retrospectively adjusted. The impact of the reclassification of these amounts on the Company's December 31, 2015 balance sheet was immaterial.

Discontinued Operations — The Company adopted FASB Accounting Standards Update No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" on January 1, 2015, which changes the criteria for determining which disposal transactions can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The adoption of the rule did not have an impact on the Company's consolidated financial statements at adoption. However, the rule may impact the Company's consolidated financial statements in future periods if the Company has a discontinued operation.

Recently issued accounting rules. The FASB has also issued accounting rules that have not yet become effective and that may impact the Company’s consolidated financial statements or related disclosures in future periods. These rules and their potential impact are discussed below:

Business Combinations — In September 2015, the FASB issued Accounting Standards Update (ASU) 2015-16, "Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments" ("ASU No. 2015-16"). ASU No. 2015-16 requires the recognition of adjustments to business combination provisional amounts, that are identified during the measurement period, in the reporting period in which the adjustments are determined. The effects of the adjustments to provisional amounts on depreciation, amortization or other income effects should be recognized in current-period earnings as if the accounting had been completed at the acquisition date. Disclosure of the portion of the adjustment recorded in current-period earnings that would have been reported in prior reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date is also required. The rule is to be applied retrospectively and is effective for Gartner on January 1, 2016. ASU No. 2015-16 will not have an impact on the Company’s consolidated financial statements at the date of adoption. However, ASU No. 2016-16 could have an impact on the Company's consolidated financial statements in the future if a transaction occurs within the scope of the rule.

Debt Issuance Cost Presentation — In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends the current presentation of debt issuance costs in the financial statements. ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of a deferred asset. The amendment is to be applied retrospectively and is effective for Gartner on January 1, 2016. The adoption of the new guidance will likely result in some minor presentation changes to the Company’s consolidated balance sheet and disclosures.

Revenue Recognition — In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU No. 2014-09"). ASU No. 2014-09 and a related amendment is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue recognition requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. ASU No. 2014-09 is effective for Gartner on January 1, 2018. We continue to evaluate the impact of ASU No. 2014-09.

The FASB also continues to work on a number of significant accounting rules which if issued could materially impact the Company's accounting policies and disclosures in future periods. However, since these rules have not yet been issued, the effective dates and potential impact are unknown.

2 — ACQUISITIONS

The Company completed the following business acquisitions during the years ended December 31:

2015

The Company acquired 100% of the outstanding capital stock of each of Nubera eBusiness S.L., based in Barcelona, Spain ("Nubera") on July 1, 2015 and Capterra, Inc., based in Arlington, Virginia ("Capterra") on September 24, 2015. Both of these acquired businesses assist organizations in selecting the right business software for their needs.

The following table provides information regarding the cash paid for the Company's 2015 acquisitions (in millions):

Total
Aggregate purchase price (1), (2)	$206.9
Less: cash acquired (3)	(10.7)
Net cash paid during 2015 (3)	$196.2

(1)
The aggregate purchase price represents the gross cash paid for 100% of the outstanding capital stock of the acquired businesses. This includes $179.2 million paid for Capterra and approximately $27.7 million paid for Nubera.

(2)
The aggregate purchase price includes $30.0 million placed in escrow to cover potential indemnification claims. Of this amount, $25.6 million is restricted cash and is reported in Other Assets on the Company's Condensed Consolidated Balance Sheets.

(3)	Cash acquired represents the amount of cash from the acquired businesses. The net cash paid represents the amount paid for cash flow reporting purposes.

In addition to the aggregate purchase price paid for these businesses, the Company may also be required to pay up to an additional $32.0 million in cash in the future subject to the continuing employment of certain key employees. The $32.0 million is being recognized as compensation expense over three years and will be reported in the line Acquisition and Integration Charges in the Consolidated Statements of Operations.

The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets and liabilities assumed in the 2015 acquisitions (in millions):

Total
Assets:
Cash	$10.7
Receivables and other assets	12.8
Amortizable intangible assets (1)	79.6
Goodwill (1)	138.1
Total assets	$241.2
Liabilities:
Payables and accrueds (2)	$34.3
Total liabilities	$34.3
Net assets acquired	$206.9

(1)
Includes $68.5 million and $121.1 million of amortizable intangible assets and goodwill, respectively, for Capterra and approximately $11.1 million and $17.0 million of amortizable intangible assets and goodwill, respectively, for Nubera.

(2)	Includes $25.6 million Capterra escrow liability. The escrow liability is scheduled to be paid in late 2017 from restricted cash.

The Company considers the allocation of the purchase price to be preliminary with respect to the completion of certain tax contingencies and the finalization of working capital adjustments. The Company believes the recorded goodwill is supported by the anticipated revenue synergies resulting from the acquisitions. The operating results of the acquired businesses and the related goodwill are being reported in the Company's Research segment. The Company's financial statements include the operating results of the acquired businesses beginning from their respective acquisition dates, which were not material to either the Company's consolidated operating results or Research segment results for 2015. Had the Company acquired these businesses in prior periods, the impact to the Company's operating results for prior periods would not have been material, and as a result pro forma financial information for prior periods has not been presented.

2014

The Company acquired 100% of the outstanding shares of three companies, Software Advice, Inc., (“Software Advice”), Market-Visio Oy ("Market-Visio"), and SircleIT Inc. during 2014. The aggregate purchase price of these acquisitions was $115.4 million. Software Advice assists customers with software purchases, while Market-Visio was previously an independent sales agent of Gartner research products. SircleIT Inc. is a developer of cloud-based knowledge automation software. For cash flow reporting the Company paid $109.9 million in cash on a net basis in 2014 for these acquisitions. In addition, the Company placed $14.4 million in escrow, of which $0.8 million was paid out in 2015. The Company recorded $110.3 million of goodwill and other intangible assets related to the 2014 acquisitions and $5.1 million of other assets on a net basis.
In addition to the aggregate purchase price paid, the Company was also obligated to pay up to an additional $31.9 million for one of the acquisitions. Payment of this amount was subject to the continuing employment of certain key personnel and the satisfaction of certain indemnity claims. The $31.9 million is being recognized as compensation expense over the two-year service period of the relevant employees and is classified in the line item Acquisition and integration charges in the Consolidated Statements of Operations. The Company paid $9.2 million of the $31.9 million in early 2015 and anticipates that it will pay the remaining $22.7 million during the first half of 2016, of which $13.6 million will be paid from escrow.

3 — OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2015	2014
Security deposits	$6,699	$4,951
Debt issuance costs, net	6,169	7,781
Benefit plan-related assets	42,168	43,293
Non-current deferred tax assets	26,418	17,960
Acquisition escrow - restricted cash	25,625	14,363
Other	5,974	4,001
Total other assets	$113,053	$92,349

4 — ACCOUNTS PAYABLE, ACCRUED, AND OTHER LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Accounts payable	$31,570	$16,802
Payroll and employee benefits payable	85,575	79,831
Severance and retention bonus payable	38,557	26,965
Bonus payable	90,989	83,000
Commissions payable	66,054	64,888
Taxes payable	13,714	18,538
Professional, consulting, audit fees	10,164	9,429
Other accrued liabilities	51,068	54,308
Total accounts payable and accrued liabilities	$387,691	$353,761

Other liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Non-current deferred revenue	$7,603	$7,056
Interest rate swap liability	5,132	2,900
Long-term taxes payable	13,784	8,506
Deferred rent	15,207	16,667
Benefit plan-related liabilities	62,675	64,994
Other	89,193	42,839
Total other liabilities	$193,594	$142,962

5 — DEBT

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

The 2014 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum interest expense coverage ratio, and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, make investments and enter into certain transactions with affiliates. The Company was in full compliance with the loan covenants as of December 31, 2015.

The following table summarizes the Company’s total outstanding borrowings (in thousands):

	Amount Outstanding December 31,	Amount Outstanding December 31,
Description:	2015	2014
Term loan (1)	$380,000	$400,000
Revolver (1), (2)	440,000	—
Other (3)	5,000	5,000
Total (4), (5)	$825,000	$405,000

(1)
The contractual annual interest rate as of December 31, 2015 on both the term loan and the revolver was 1.80%, which consisted of a floating Eurodollar base rate of 0.42% plus a margin of 1.38%. However, the Company has interest rate swap contracts which convert the floating eurodollar base rate to a fixed base rate on $700.0 million of borrowings (see below).

(2)	The Company had $656.0 million of available borrowing capacity on the revolver (not including the expansion feature) as of December 31, 2015.

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

(4)	As of December 31, 2015, $35.0 million of the debt was classified as short term and $790.0 million was classified as long term on the Consolidated Balance Sheets.

(5)	The weighted-average annual interest rate on the Company's outstanding debt as of December 31, 2015 was 2.76%, which includes the impact of the Company's interest swap contracts.

Interest Rate Hedges

The Company has  three fixed-for-floating interest rate swap contracts which it designates as accounting hedges of the forecasted interest payments on $700.0 million of the Company’s variable rate borrowings. The Company pays base fixed rates on these swaps ranging from 1.53% to 1.60% and in return receives a floating eurodollar base rate on $700.0 million of 30 day notional borrowings.

The Company accounts for the interest rate swaps as cash flow hedges in accordance with FASB ASC Topic No. 815. Since the swaps hedge forecasted interest payments, changes in the fair value of the swaps are recorded in accumulated other comprehensive (loss) income, a component of equity, as long as the swaps continue to be highly effective hedges of the designated interest rate risk. Any ineffective portion of change in the fair value of the hedges is recorded in earnings. All of the swaps were highly effective hedges of the forecasted interest payments as of December 31, 2015. The interest rate swaps had a total negative fair value to the Company as of December 31, 2015 and 2014 of $5.1 million and $2.9 million, respectively, which is deferred and classified in accumulated other comprehensive (loss) income, net of tax effect.

Letters of Credit

The Company had $8.2 million of letters of credit and related guarantees outstanding at year-end 2015. The Company issues these instruments in the ordinary course of business to facilitate transactions with customers and others.

6 — COMMITMENTS AND CONTINGENCIES

Contractual Lease Commitments. The Company leases various facilities, computer and office equipment, furniture, and other assets under non-cancelable operating lease agreements expiring between 2016 and 2030. The future minimum annual cash payments under these operating lease agreements as of December 31, 2015 were as follows (in thousands):

Year ended December 31,
2016	$40,910
2017	37,565
2018	29,649
2019	25,074
2020	19,240
Thereafter	111,555
Total minimum lease payments	$263,993

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

Indemnifications. The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2015, we did not have any indemnification agreements that could require material payments.

7 — STOCKHOLDERS’ (DEFICIT) EQUITY

Common stock. Holders of Gartner’s Common Stock, par value $.0005 per share (“Common Stock”) are entitled to one vote per share on all matters to be voted by stockholders. The Company does not currently pay cash dividends on its Common Stock. Also, our 2014 Credit Agreement contains a negative covenant which may limit our ability to pay dividends. The following table summarizes transactions relating to Common Stock for the three years ending December 31, 2015:

	Issued Shares	Treasury Stock Shares
Balance at December 31, 2012	156,234,415	62,873,100
Issuances under stock plans	—	(2,037,091)
Purchases for treasury (1)	—	3,432,854
Balance at December 31, 2013	156,234,415	64,268,863
Issuances under stock plans	—	(1,452,419)
Purchases for treasury (1)	—	5,897,446
Balance at December 31, 2014	156,234,415	68,713,890
Issuances under stock plans	—	(1,003,746)
Purchases for treasury (1)	—	6,186,101
Balance at December 31, 2015	156,234,415	73,896,245

(1)	The Company used a total of $509.0 million, $432.0 million, and $181.7 million in cash for share repurchases in 2015, 2014, and 2013, respectively.

Share repurchase authorization. The Company has a $1.2 billion board authorization to repurchase the Company's common stock. The Company may repurchase its common stock from time-to-time in amounts and at prices the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases, private transactions or other transactions and will be funded from cash on hand and borrowings under the Company’s 2014 Credit Agreement. As of December 31, 2015, approximately $1.1 billion of this authorization remained available for repurchases.

Accumulated other comprehensive (loss) income, net. The following tables disclose information about changes in accumulated other comprehensive (loss) income ("AOCL/I"), a component of equity, by component and the related amounts reclassified out of AOCL/I to income during the years indicated (net of tax, in thousands) (1):

2015

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance - December 31, 2014	$(1,740)	$(6,028)	$(13,402)	$(21,170)
Changes during the period:
Change in AOCL/I before reclassifications to income	(6,356)	986	(23,089)	(28,459)
Reclassifications from AOCL/I to income during the period (2), (3)	5,017	210	—	5,227
Other comprehensive (loss) income for the period	(1,339)	1,196	(23,089)	(23,232)
Balance - December 31, 2015	$(3,079)	$(4,832)	$(36,491)	$(44,402)

2014

	Interest Rate Swap	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance - December 31, 2013	$(3,903)	$(1,811)	$14,059	$8,345
Changes during the period:
Change in AOCL/I before reclassifications to income	(292)	(4,275)	(27,461)	(32,028)
Reclassifications from AOCL/I to income during the period (2), (3)	2,455	58	—	2,513
Other comprehensive income (loss) for the period	2,163	(4,217)	(27,461)	(29,515)
Balance - December 31, 2014	$(1,740)	$(6,028)	$(13,402)	$(21,170)

(1) Amounts in parentheses represent debits (deferred losses).

(2) The reclassifications related to interest rate swaps (cash flow hedge) were recorded in Interest expense, net of tax effect. See Note 11 – Derivatives and Hedging for information regarding the hedges.

(3) The reclassifications related to defined benefit pension plans were recorded in Selling, general and administrative expense, net of tax effect. See Note 13 – Employee Benefits for information regarding the Company’s defined benefit pension plans.

8 — STOCK-BASED COMPENSATION

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. At December 31, 2015, the Company had 7.0 million shares of Common Stock available for awards of stock-based compensation under its 2014 Long-Term Incentive Plan.

The Company accounts for stock-based compensation awards in accordance with FASB ASC Topics No. 505 and 718 and SEC Staff Accounting Bulletins No. 107 (“SAB No. 107”) and No. 110 (“SAB No. 110”). Stock-based compensation expense is based on the fair value of the award on the date of grant, which is then recognized as expense over the related service period, net of estimated forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period. Currently, the Company issues treasury shares upon the exercise, release or settlement of stock-based compensation awards.

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

The Company recognized the following amounts of stock-based compensation expense by award type for the years ended December 31 (in millions):

Award type:	2015	2014	2013
Stock appreciation rights	$5.7	$5.0	$5.2
Common stock equivalents	0.6	0.6	0.6
Restricted stock units	39.8	33.2	28.9
Total (1)	$46.1	$38.8	$34.7

(1)	Includes charges of $20.1 million, $14.8 million, and $12.5 million in 2015, 2014 and 2013, respectively, for awards to retirement-eligible employees. These awards vest on an accelerated basis

Stock-based compensation expense was recognized by line item in the Consolidated Statements of Operations for the years ended December 31 as follows (in millions):

Amount recorded in:	2015	2014	2013
Costs of services and product development	$20.6	$17.6	$15.3
Selling, general, and administrative	25.5	21.2	19.4
Total	$46.1	$38.8	$34.7

As of December 31, 2015, the Company had $47.9 million of total unrecognized stock-based compensation cost, which is expected to be recognized as stock-based compensation expense over the remaining weighted-average service period of approximately 2.2 years.

Stock-Based Compensation Awards

The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards in accordance with FASB ASC Topic No. 505:

Stock Appreciation Rights

Stock-settled stock appreciation rights (SARs) permit the holder to participate in the appreciation of the Company's Common Stock. SARs are settled in shares of Common Stock by the employee once the applicable vesting criteria have been met. SARs vest ratably over a four-year service period and expire seven years from the grant date. The fair value of SARs awards is recognized as compensation expense on a straight-line basis over four years. SARs have only been awarded to the Company’s executive officers.

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

The following table summarizes changes in SARs outstanding for the year ended December 31, 2015:

	SARs in millions	Per Share Weighted- Average Exercise Price	Per Share Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2014	1.4	$44.44	$13.26	4.34 years
Granted	0.3	77.92	17.56	6.11 years
Forfeited	—	—	—	—
Exercised	(0.4)	32.53	11.35	na
Outstanding at December 31, 2015 (1), (2)	1.3	$56.47	$14.92	4.46 years
Vested and exercisable at December 31, 2015 (2)	0.5	$43.51	$13.49	3.38 years

na = not applicable

(1)	At December 31, 2015, 0.8 million of these SARs were unvested. The Company expects that substantially all of these unvested awards will vest in future periods.

(2)	At December 31, 2015, SARs outstanding had an intrinsic value of $45.8 million. SARs vested and exercisable had an intrinsic value of $23.7 million.

The fair value of the SARs granted was estimated on the date of grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions for the years ended December 31:

	2015	2014	2013
Expected dividend yield (1)	—%	—%	—%
Expected stock price volatility (2)	24%	25%	35%
Risk-free interest rate (3)	1.5%	1.3%	0.8%
Expected life in years (4)	4.41	4.43	4.49

(1)	The dividend yield assumption is based on both the history and expectation of the Company’s dividend payouts. Historically the Company has not paid cash dividends on its Common Stock.

(2)	The determination of expected stock price volatility was based on both historical Common Stock prices and the implied volatility from publicly traded options in Common Stock.

(3)	The risk-free interest rate is based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

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

The following table summarizes the changes in RSUs outstanding during the year ended December 31, 2015:

	Restricted Stock Units (RSUs) (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	1.4	$50.76
Granted (1)	0.6	79.22
Vested and released	(0.6)	47.82
Forfeited	—	—
Outstanding at December 31, 2015 (2), (3)	1.4	$62.80

(1)
The 0.6 million RSUs granted in 2015 consisted of 0.3 million performance-based RSUs awarded to executives and 0.3 million service-based RSUs awarded to non-executive employees and non-management board members. The aggregate target number of performance-based RSUs awarded in 2015 was 0.2 million but the final award was subject to the adjustment from 0% to 200% of the target number depending upon the level achieved in the Company's subscription-based research contract value

("CV') measured at December 31, 2015. The actual CV level achieved for 2015 resulted in an adjustment of 160% to the target number of performance-based RSUs awarded, which in turn resulted in the final grant of approximately 0.3 million performance-based RSUs to the executives for 2015.

(2)	The Company expects that substantially all of the outstanding awards at December 31, 2015 will vest in future periods.

(3)	The weighted-average remaining contractual term of the outstanding RSUs is approximately 1 year.

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

The following table summarizes the changes in CSEs outstanding for the year ended December 31, 2015:

	Common Stock Equivalents (CSEs)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	104,203	$18.65
Granted	7,443	85.15
Converted to common shares	(5,982)	85.12
Outstanding at December 31, 2015	105,664	$19.57

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESP Plan”) under which eligible employees are permitted to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation (or $23,750 in any calendar year), at a price equal to 95% of the closing price of the Common Stock as reported by the New York Stock Exchange at the end of each offering period. At December 31, 2015, the Company had approximately 1.0 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic No. 718, and as a result the Company does not record stock-based compensation expense for employee share purchases. The Company received $7.5 million, $7.8 million, and $6.0 million in cash from share purchases under the ESP Plan and exercises of stock options during 2015, 2014, and 2013, respectively.

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

The following table sets forth the reconciliation of the basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share amounts):

	2015	2014	2013
Numerator:
Net income used for calculating basic and diluted earnings per common share	$175,635	$183,766	$182,801
Denominator: (1)
Weighted average number of common shares used in the calculation of basic earnings per share	83,852	89,337	93,015
Common share equivalents associated with stock-based compensation plans	1,204	1,382	1,815
Shares used in the calculation of diluted earnings per share	85,056	90,719	94,830
Earnings per share:
Basic	$2.09	$2.06	$1.97
Diluted	$2.06	$2.03	$1.93

(1)	The Company repurchased 6.2 million, 5.9 million, and 3.4 million shares of its Common Stock in 2015, 2014, and 2013, respectively.

The following table presents the number of common share equivalents that were not included in the computation of diluted EPS in the table above because the effect would have been anti-dilutive. During periods with net income, these common share equivalents were anti-dilutive because their exercise price was greater than the average market value of a share of Common Stock during the period.

	2015	2014	2013
Anti-dilutive common share equivalents as of December 31 (in millions):	0.3	0.3	0.3
Average market price per share of Common Stock during the year	$86.02	$73.27	$57.50

10 — INCOME TAXES

Following is a summary of the components of income before income taxes for the years ended December 31 (in thousands):

	2015	2014	2013
U.S.	$165,848	$188,963	$186,330
Non-U.S.	106,363	85,720	80,109
Income before income taxes	$272,211	$274,683	$266,439

The expense for income taxes on the above income consists of the following components (in thousands):

	2015	2014	2013
Current tax expense:
U.S. federal	$48,801	$49,281	$20,215
State and local	10,300	5,135	4,928
Foreign	23,225	16,653	17,167
Total current	82,326	71,069	42,310
Deferred tax (benefit) expense:
U.S. federal	(884)	(6,670)	18,824
State and local	(702)	6,477	2,742
Foreign	1,550	779	(4,688)
Total deferred	(36)	586	16,878
Total current and deferred	82,290	71,655	59,188
Benefit (expense) relating to interest rate swaps used to increase (decrease) equity	893	(1,442)	(1,405)
Benefit from stock transactions with employees used to increase equity	13,960	18,704	25,373
Benefit (expense) relating to defined-benefit pension adjustments used to increase (decrease) equity	(567)	2,000	482
Total tax expense	$96,576	$90,917	$83,638

Current and long-term deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2015	2014
Accrued liabilities	$67,888	$67,066
Loss and credit carryforwards	8,522	13,350
Assets relating to equity compensation	22,686	19,920
Other assets	6,712	3,420
Gross deferred tax assets	105,808	103,756
Property, equipment, and leasehold improvements	(9,904)	(10,817)
Intangible assets	(55,275)	(29,400)
Prepaid expenses	(28,535)	(26,584)
Other liabilities	(7,244)	(3,591)
Gross deferred tax liabilities	(100,958)	(70,392)
Valuation allowance	(1,828)	(570)
Net deferred tax assets (1)	$3,022	$32,794

(1)
The reduction in net deferred tax assets year-over-year is primarily attributable to the recognition of deferred tax liabilities for purchased intangibles in conjunction with the Company's 2015 acquisitions.

The Company early adopted FASB Accounting Standard Update No. 2015-17, "Income Taxes: Balance Sheet Classification of Deferred Taxes" on December 31, 2015. Under ASU No. 2015-17, organizations that present a classified balance are required to classify deferred taxes as noncurrent assets or noncurrent liabilities. The Company early adopted the standard on a prospective basis and prior period balance sheets were not retrospectively adjusted. The impact of the reclassification of these amounts on the Company's December 31, 2015 balance sheet was immaterial.

Pursuant to the adoption of ASU No. 2015-17, the Company had no current deferred tax assets or liabilities as of December 31, 2015. As of December 31, 2014, current net deferred tax assets and current net deferred tax liabilities were $17.5 million and $2.1 million, respectively, and are reported in Prepaid expenses and other current assets and Accounts payable and accrued liabilities in the Consolidated Balance Sheets. Long-term net deferred tax assets and long-term net deferred tax liabilities were $26.4 million and $23.4 million as of December 31, 2015 and $18.0 million and $0.6 million as of December 31, 2014, respectively, and are reported in Other assets and Other liabilities in the Consolidated Balance Sheets. Management has concluded it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance at December 31, 2015.

The valuation allowances of $1.8 million as of December 31, 2015 and $0.6 million as of 2014, primarily relate to net operating losses which are not likely to be realized.

As of December 31, 2015, the Company had state and local tax net operating loss carryforwards of $5.5 million, of which $0.4 million expire within one to five years, $3.1 million expire within six to fifteen years, and $2.0 million expire within sixteen to twenty years. The Company also had state tax credits of $1.2 million which will largely expire within two to five years. As of December 31, 2015, the Company had non-U.S. net operating loss carryforwards of $23.9 million, of which $0.3 million expire over the next 20 years and $23.6 million can be carried forward indefinitely. In addition, the Company also had foreign tax credit carryforwards of $0.3 million, the majority of which will expire at the end of 2026. These amounts have been reduced for unrecognized tax benefits, consistent with FASB ASU 2013-11.

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate on income before income taxes for the years ended December 31 follow:

	2015	2014	2013
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.4	3.1	3.2
Effect of non-U.S. operations	(7.7)	(7.0)	(6.1)
Record (release) reserve for tax contingencies	3.0	2.6	0.9
Record (release) valuation allowance	0.5	—	(0.5)
Other items, net	1.3	(0.6)	(1.1)
Effective tax rate	35.5%	33.1%	31.4%

In 2015 the Company decided to sell certain tax credits that would otherwise expire as a result of an audit settlement and the enactment of tax legislation in Connecticut favorable to the Company. The provision for income taxes includes a benefit for the audit settlement offset by an expense for the reduction of tax credits sold or to be sold. Other income includes a gain of $6.8 million for the sale of tax credits.

For 2015 and 2014 state income taxes, net of federal tax benefit, include approximately $1.6 million and $1.3 million, respectively, of benefit relating to economic development tax credits associated with the renovation of the Company’s Stamford headquarters facility.

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

As of December 31, 2015 and December 31, 2014, the Company had unrecognized tax benefits of $25.9 million and $20.6 million, respectively. The increase is primarily attributable to positions taken with respect to the exclusion of stock-based compensation expense from the Company's cost-sharing arrangement. The unrecognized tax benefits as of December 31, 2015 related primarily to the utilization of certain tax attributes, state income tax positions, the ability to realize certain refund claims, and intercompany transactions. It is reasonably possible that unrecognized tax benefits will be decreased by $1.3 million within the next 12 months due to anticipated closure of audits and the expiration of certain statutes of limitation.

Included in the balance of unrecognized tax benefits at December 31, 2015 are potential benefits of $20.8 million that if recognized would reduce the effective tax rate on income from continuing operations. Also included in the balance of unrecognized tax benefits as of December 31, 2015 are potential benefits of $5.1 million that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes and additional paid in capital.

The Company classifies uncertain tax positions not expected to be settled within one year as long term liabilities. As of December 31, 2015 and December 31, 2014, the Company had $24.6 million and $15.7 million, respectively, related to long term uncertain tax positions.

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, for the years ending December 31 (in thousands):

	2015	2014
Beginning balance	$20,645	$14,488
Additions based on tax positions related to the current year	5,150	6,351
Additions for tax positions of prior years	7,839	4,112
Reductions for tax positions of prior years	(3,880)	(2,317)
Reductions for expiration of statutes	(2,287)	(1,027)
Settlements	(960)	(143)
Change in foreign currency exchange rates	(596)	(819)
Ending balance	$25,911	$20,645

The Company accrues interest and penalties related to unrecognized tax benefits in its income tax provision. As of December 31, 2015 and December 31, 2014, the Company had $3.7 million and $3.3 million, respectively, of accrued interest and penalties related to unrecognized tax benefits. These amounts are in addition to the unrecognized tax benefits disclosed above. The total amount of interest and penalties recognized in the Consolidated Statements of Operations for the years ending December 31, 2015 and December 31, 2014 was $0.9 million and $0.1 million, respectively.

The number of years with open statutes of limitation varies depending on the tax jurisdiction. The Company’s statutes are open with respect to the U.S. federal jurisdiction for 2011 and forward, and India for 2003 and forward. For other major taxing jurisdictions including the U.S. states, the United Kingdom, Canada, Japan, France, and Ireland, the Company's statutes vary and are open as far back as 2009.

Under U.S. accounting rules, no provision for income taxes that may result from the remittance of earnings held overseas is required if the Company intends to reinvest such funds overseas. Our current plans do not demonstrate a need to repatriate these undistributed earnings to fund our U.S. operations or otherwise satisfy the liquidity needs of our U.S operations. We intend to reinvest these earnings in our non-U.S. operations, except in instances in which the repatriation of these earnings would result in minimal additional tax. As a result, the Company has not recognized additional income tax expense that may result from the remittance of these earnings. The accumulated undistributed earnings of non-U.S. subsidiaries were approximately $270.0 million as of December 31, 2015. The income tax that would be payable if such earnings were not indefinitely invested is estimated at $60.0 million.

11 — DERIVATIVES AND HEDGING

The Company enters into a limited number of derivative contracts to offset the potentially negative economic effects of interest rate and foreign exchange movements. The Company accounts for its outstanding derivative contracts in accordance with FASB ASC Topic No. 815, which requires all derivatives, including derivatives designated as accounting hedges, to be recorded on the balance sheet at fair value. The following tables provide information regarding the Company’s outstanding derivatives contracts as of, and for, the years ended December 31 (in thousands, except for number of outstanding contracts):

2015

Derivative Contract Type	Number of Outstanding Contracts	Contract Notional Amount	Fair Value Asset (Liability) (3)	Balance Sheet Line Item	OCI Unrealized (Loss), Net Of Tax
Interest rate swaps (1)	3	$700,000	$(5,132)	Other liabilities	$(3,079)
Foreign currency forwards (2)	102	193,610	235	Other current assets	—
Total	105	$893,610	$(4,897)		$(3,079)

2014

Derivative Contract Type	Number of Outstanding Contracts	Contract Notional Amount	Fair Value Asset (Liability) (3)	Balance Sheet Line Item	OCI Unrealized (Loss), Net Of Tax
Interest rate swap (1)	1	$200,000	$(2,900)	Other liabilities	$(1,740)
Foreign currency forwards (2)	77	45,650	238	Other current assets	—
Total	78	$245,650	$(2,662)		$(1,740)

(1)
The swap is designated as a cash flow hedge of the forecasted interest payments on borrowings. As a result, changes in the fair value of this swap are deferred and are recorded in OCI, net of tax effect (see Note 5 — Debt for additional information).

(2)
The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the economic effects of some of these foreign currency transaction risks. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other expense, net since the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding contracts at December 31, 2015 matured by the end of January 2016.

(3)	See Note 12 — Fair Value Disclosures for the determination of the fair value of these instruments.

At December 31, 2015, the Company’s derivative counterparties were all large investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties, and none of the derivative contracts contained credit-risk related contingent features.

The following table provides information regarding amounts recognized in the Consolidated Statements of Operations for derivative contracts for the years ended December 31 (in thousands):

Amount recorded in:	2015	2014	2013
Interest expense (1)	$8.5	$4.1	$4.0
Other expense (income), net (2)	0.1	(0.5)	0.1
Total expense	$8.6	$3.6	$4.1

(1)	Consists of interest expense from interest rate swap contracts.

(2)	Consists of realized and unrealized gains and losses on foreign currency forward contracts.

12 — FAIR VALUE DISCLOSURES

The Company’s financial instruments include cash equivalents, fees receivable from customers, accounts payable, and accruals which are normally short-term in nature. The Company believes the carrying amounts of these financial instruments reasonably approximates their fair value due to their short-term nature. The Company’s financial instruments also includes borrowings outstanding under its 2014 Credit Agreement, and at December 31, 2015, the Company had $820.0 million of floating rate debt outstanding under this arrangement, which is carried at amortized cost. The Company believes the carrying amount of the outstanding borrowings reasonably approximates fair value since the rate of interest on the borrowings reflect current market rates of interest for similar instruments with comparable maturities.

FASB ASC Topic No. 820 provides a framework for the measurement of fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of assets and liabilities. Classification within the hierarchy is based upon the lowest level of input that is significant to the resulting fair value measurement. The valuation hierarchy contains three levels. Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities. Level 2 measurements include significant other observable inputs such as quoted prices for similar assets or liabilities in active markets; identical assets or liabilities in inactive markets; observable inputs such as interest rates and yield curves; and other market-corroborated inputs. Level 3 measurements include significant unobservable inputs, such as internally-created valuation models. The Company does not currently utilize Level 3 valuation inputs to remeasure any of its assets or liabilities. However, level 3 inputs may be used by the Company in its required annual impairment review of goodwill. Information regarding the periodic assessment of the Company’s goodwill is included in Note 1 — Business and Significant Accounting Policies. The Company does not typically transfer assets or liabilities between different levels of the fair value hierarchy.

The Company enters into a limited number of derivatives transactions to hedge certain interest rate and foreign currency risks but does not enter into repurchase agreements, securities lending transactions, or master netting arrangements. Receivables or payables that result from derivatives transactions are recorded gross in the Company’s Consolidated Balance Sheets. The Company’s assets and liabilities that are remeasured to fair value are presented in the following table (in thousands):

	Fair Value	Fair Value
Description:	December 31, 2015	December 31, 2014
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$8,671	$7,650
Total Level 1 inputs	$8,671	$7,650
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	$25,474	$27,000
Foreign currency forward contracts (2)	610	458
Total Level 2 inputs	$26,084	$27,458
Total Assets	$34,755	$35,108
Liabilities:
Values based on level 2 inputs:
Deferred compensation plan liabilities (1)	$39,071	$39,100
Foreign currency forward contracts (2)	375	220
Interest rate swap contracts (3)	5,132	2,900
Total Level 2 inputs	$44,578	$42,220
Total Liabilities	$44,578	$42,220

(1)
The Company has a deferred compensation plan for the benefit of certain highly compensated officers, managers and other key employees (see Note 13 — Employee Benefits). The plan’s assets consist of investments in money market and mutual funds, and company-owned life insurance contracts.

The money market funds consist of cash equivalents while the mutual fund investments consist of publicly-traded and quoted equity shares. The Company considers the fair value of these assets to be based on Level 1 inputs, and these assets had a fair value of $8.7 million and $7.7 million as of December 31, 2015 and 2014, respectively. The carrying amount of the life insurance contracts equals their cash surrender value. Cash surrender value represents the estimated amount that the Company would receive upon termination of the contract, which approximates fair value. The Company considers the life insurance contracts to be valued based on a Level 2 input, and these assets had a fair value of $25.5 million and $27.0 million at December 31, 2015 and 2014, respectively. The related deferred compensation plan liabilities are recorded at the amount needed to settle the liability, which approximates fair value, and is based on a Level 2 input.

(2)
The Company enters into foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates (see Note 11 — Derivatives and Hedging). Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, which the Company considers a Level 2 input.

(3)
The Company has interest rate swap contracts which hedge the risk of variability in cash flows associated with changes in floating rates of interest on its borrowings (see Note 11 — Derivatives and Hedging). The fair values of the swaps are based on mark-to-market valuations provided by a third-party broker. Valuation is based on observable interest rates from recently executed market transactions and other observable market data, which the Company considers Level 2 inputs. The Company independently corroborates the reasonableness of the valuations prepared by the third-party broker through the use of an electronic quotation service.

13 — EMPLOYEE BENEFITS

Defined contribution plan. The Company has a savings and investment plan (the “401k Plan”) covering substantially all U.S. employees. Company contributions are based upon the level of employee contributions, up to a maximum of 4% of the employee’s eligible salary, subject to an annual maximum. For 2015, the maximum match was $7,200. Amounts expensed in connection with the 401k Plan totaled $20.0 million, $17.4 million, and $15.8 million, in 2015, 2014, and 2013, respectively.

Deferred compensation plan. The Company has a supplemental deferred compensation plan for the benefit of certain highly compensated officers, managers and other key employees, which is structured as a rabbi trust. The plan’s investment assets are classified in Other assets on the Consolidated Balance Sheets at fair value. The value of these assets was $34.1 million and $34.7 million at December 31, 2015 and 2014, respectively (see Note 12 — Fair Value Disclosures for detailed fair value information). The corresponding deferred compensation liability, which was $39.1 million at both December 31, 2015 and 2014, is carried at fair value, and is adjusted with a corresponding charge or credit to compensation expense to reflect the fair value of the amount owed to the employees and is classified in Other liabilities on the Consolidated Balance Sheets. Total compensation expense recognized for the plan was $0.5 million, $0.6 million, and $0.4 million, in 2015, 2014, and 2013.

Defined benefit pension plans. The Company has defined-benefit pension plans in several of its non-U.S. locations. Benefits earned under these plans are based on years of service and level of employee compensation. The Company accounts for defined benefit plans in accordance with the requirements of FASB ASC Topics No. 715 and 960.

The following are the components of defined benefit pension expense for the years ended December 31 (in thousands):

	2015	2014	2013
Service cost	$2,620	$2,630	$2,545
Interest cost	790	1,190	1,075
Expected return on plan assets	(345)	(540)	(340)
Recognition of actuarial loss	300	75	30
Recognition of termination benefits	85	30	455
Total defined benefit pension plan expense (1)	$3,450	$3,385	$3,765

(1)	Pension expense is classified in SG&A in the Consolidated Statements of Operations.

The following are the key assumptions used in the computation of pension expense for the years ended December 31:

	2015	2014	2013
Weighted-average discount rate (1)	2.19%	2.15%	3.35%
Average compensation increase	2.66%	2.65%	2.70%

(1)
Discount rates are typically determined by utilizing the yields on long-term corporate or government bonds in the relevant country with a duration consistent with the expected term of the underlying pension obligations.

The following table provides information related to changes in the projected benefit obligation for the years ended December 31 (in thousands):

	2015	2014	2013
Projected benefit obligation at beginning of year	$38,115	$34,585	$31,605
Service cost	2,620	2,630	2,545
Interest cost	790	1,190	1,075
Actuarial (gain) loss due to assumption changes and plan experience	(1,190)	6,300	625
Additions and contractual termination benefits	85	30	460
Benefits paid (1)	(775)	(1,350)	(1,255)
Foreign currency impact	(3,775)	(5,270)	(470)
Projected benefit obligation at end of year (2)	$35,870	$38,115	$34,585

(1)
The Company estimates the following benefit payments will be made in future years to plan participants: $0.9 million in 2016; $2.0 million in 2017; $1.1 million in 2018, $1.2 million in 2019, $1.4 million in 2020; and $9.0 million in total in the five years thereafter.

(2)	Measured as of December 31.

The following table provides information regarding the funded status of the plans and related amounts recorded in the Company’s Consolidated Balance Sheets as of December 31 (in thousands):

Funded status of the plans:	2015	2014	2013
Projected benefit obligation	$35,870	$38,115	$34,585
Pension plan assets at fair value (1)	(13,190)	(13,220)	(13,870)
Funded status – shortfall (2)	$22,680	$24,895	$20,715

Amounts recorded in the Consolidated Balance Sheets for the plans:
Other liabilities — accrued pension obligation (2)	$22,680	$24,895	$20,715
Stockholders’ equity — deferred actuarial loss (3)	$(4,832)	$(6,028)	$(1,811)

(1)
The pension plan assets are held by third-party trustees and are invested in a diversified portfolio of equities, high quality government and corporate bonds, and other investments. The assets are primarily valued based on Level 1 and Level 2 inputs under the fair value hierarchy in FASB ASC Topic No. 820, with the majority of the invested assets considered to be of low-to-medium investment risk. The Company projects a future long-term rate of return on these plan assets of 2.7%, which it believes is reasonable based on the composition of the assets and both current and projected market conditions. For the year-ended December 31, 2015, the Company contributed $1.3 million to these plans, and benefits paid to participants were $0.8 million.

(2)
The Funded status — shortfall represents the amount of the projected benefit obligation that the Company has not funded with a third-party trustee. This amount is a liability of the Company and is recorded in Other Liabilities on the Company’s Consolidated Balance Sheets.

(3)
The deferred actuarial loss as of December 31, 2015 is recorded in AOCL/I and will be reclassified out of AOCL/I and recognized as pension expense over approximately 13 years, subject to certain limitations set forth in FASB ASC Topic No. 715. The impact of this amortization on pension expense in 2016 is projected to result in approximately $0.2 million of additional expense. The amortization of deferred actuarial losses from AOCL/I to pension expense in each of the three years ending December 31, 2015 was immaterial.

The Company also maintains a reinsurance asset arrangement with a large international insurance company whose purpose is to provide funding for benefit payments for one of the plans. The reinsurance asset is not a pension plan asset but is an asset of the Company. At December 31, 2015, the reinsurance asset was recorded at its cash surrender value of $7.9 million and is classified in Other Assets on the Company's Consolidated Balance Sheet. The Company believes the cash surrender value approximates fair value and is equivalent to a Level 2 input under the FASB’s fair value framework in ASC Topic No. 820.

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

The following tables present operating information about the Company’s reportable segments for the years ended December 31 (in thousands):

	Research	Consulting	Events	Consolidated
2015
Revenues	$1,583,486	$327,735	$251,835	$2,163,056
Gross contribution	1,096,827	107,193	130,527	1,334,547
Corporate and other expenses				(1,046,550)
Operating income				$287,997
	Research	Consulting	Events	Consolidated
2014
Revenues	$1,445,338	$348,396	$227,707	$2,021,441
Gross contribution	1,001,914	119,931	112,384	1,234,229
Corporate and other expenses				(948,067)
Operating income				$286,162
	Research	Consulting	Events	Consolidated
2013
Revenues	$1,271,011	$314,257	$198,945	$1,784,213
Gross contribution	879,384	107,565	91,216	1,078,165
Corporate and other expenses				(802,673)
Operating income				$275,492

The following table provides a reconciliation of total segment gross contribution to net income for the periods indicated (in thousands):

	Twelve months ended
	December 31,
	2015	2014	2013
Total segment gross contribution	$1,334,547	$1,234,229	$1,078,165
Costs and expenses:
Cost of services and product development - unallocated (1)	10,567	10,721	7,436
Selling, general and administrative	962,677	876,067	760,458
Depreciation and amortization	47,131	39,412	34,442
Acquisition and integration charges	26,175	21,867	337
Operating income	287,997	286,162	275,492
Interest expense and other	15,786	11,479	9,053
Provision for income taxes	96,576	90,917	83,638
Net income	$175,635	$183,766	$182,801

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

Summarized information by geographic location as of and for the years ended December 31 follows (in thousands):

	2015	2014	2013
Revenues:
United States and Canada	$1,347,676	$1,204,476	$1,049,734
Europe, Middle East and Africa	557,165	570,334	508,755
Other International	258,215	246,631	225,724
Total revenues	$2,163,056	$2,021,441	$1,784,213

Long-lived assets: (1)
United States and Canada	$163,933	$142,963	$123,877
Europe, Middle East and Africa	31,130	34,093	34,363
Other International	16,050	13,282	13,936
Total long-lived assets	$211,113	$190,338	$172,176

(1)	Excludes goodwill and other intangible assets.

15 — VALUATION AND QUALIFYING ACCOUNTS

The Company maintains an allowance for losses which is composed of a bad debt allowance and a revenue reserve. Provisions are charged against earnings either as an increase to expense or a reduction in revenues.

The following table summarizes activity in the Company’s allowance for the years ended December 31 (in thousands):

	Balance at Beginning of Year	Additions Charged to Expense	Additions Charged Against Revenues	Deductions from Reserve	Balance at End of Year
2015:
Allowance for doubtful accounts and returns and allowances	$6,700	$3,480	$5,420	$(8,700)	$6,900
2014:
Allowance for doubtful accounts and returns and allowances	$7,000	$2,950	$3,240	$(6,490)	$6,700
2013:
Allowance for doubtful accounts and returns and allowances	$6,400	$2,350	$5,050	$(6,800)	$7,000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report on Form 10-K to be signed on its behalf by the undersigned, duly authorized, in Stamford, Connecticut, on February 24, 2016.

Gartner, Inc.

Date:	February 24, 2016	By:	/s/ Eugene A. Hall
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

Name	Title	Date

/s/ Eugene A. Hall	Director and Chief Executive Officer	February 24, 2016
Eugene A. Hall	(Principal Executive Officer)

/s/ Craig W. Safian	Senior Vice President and Chief Financial Officer	February 24, 2016
Craig W. Safian	(Principal Financial and Accounting Officer)

/s/ Michael J. Bingle	Director	February 24, 2016
Michael J. Bingle

/s/ Richard J. Bressler	Director	February 24, 2016
Richard J. Bressler

/s/ Raul E. Cesan	Director	February 24, 2016
Raul E. Cesan

/s/ Karen E. Dykstra	Director	February 24, 2016
Karen E. Dykstra

/s/ Anne Sutherland Fuchs	Director	February 24, 2016
Anne Sutherland Fuchs

/s/ William O. Grabe	Director	February 24, 2016
William O. Grabe

/s/ Stephen G. Pagliuca	Director	February 24, 2016
Stephen G. Pagliuca

/s/ James C. Smith	Director	February 24, 2016
James C. Smith