Form 10-Q
period 2016-03-31
GARTNER INC
filed 2016-05-05
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

As of April 27, 2016, 82,501,772 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$403,943	$372,976
Fees receivable, net of allowances of $7,200 and $6,900, respectively	602,877	580,763
Deferred commissions	118,125	124,831
Prepaid expenses and other current assets	54,332	62,427
Total current assets	1,179,277	1,140,997
Property, equipment and leasehold improvements, net	108,628	108,733
Goodwill	718,034	715,359
Intangible assets, net	90,553	96,544
Other assets	115,017	113,053
Total Assets	$2,211,509	$2,174,686
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$247,423	$387,691
Deferred revenues	986,301	900,801
Current portion of long-term debt	57,500	35,000
Total current liabilities	1,291,224	1,323,492
Long-term debt	832,500	790,000
Other liabilities	200,455	193,594
Total Liabilities	2,324,179	2,307,086
Stockholders’ Deficit
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 156,234,415 shares issued for both periods	78	78
Additional paid-in capital	832,973	818,546
Accumulated other comprehensive loss, net	(49,430)	(44,402)
Accumulated earnings	1,490,851	1,450,684
Treasury stock, at cost, 73,734,432 and 73,896,245 common shares, respectively	(2,387,142)	(2,357,306)
Total Stockholders’ Deficit	(112,670)	(132,400)
Total Liabilities and Stockholders’ Deficit	$2,211,509	$2,174,686

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Research	$440,271	$381,090
Consulting	84,940	76,792
Events	32,055	13,304
Total revenues	557,266	471,186
Costs and expenses:
Cost of services and product development	212,041	177,762
Selling, general and administrative	257,411	229,522
Depreciation	8,834	7,989
Amortization of intangibles	6,183	2,139
Acquisition and integration charges	8,368	5,092
Total costs and expenses	492,837	422,504
Operating income	64,429	48,682
Interest expense, net	(6,006)	(3,480)
Other income (expense), net	1,884	(962)
Income before income taxes	60,307	44,240
Provision for income taxes	20,140	15,889
Net income	$40,167	$28,351

Net income per share:
Basic	$0.49	$0.33
Diluted	$0.48	$0.32
Weighted average shares outstanding:
Basic	82,451	86,539
Diluted	83,464	87,773

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2016	2015
Net income	$40,167	$28,351
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	2,068	(20,107)
Interest rate hedges – net change in deferred loss	(7,133)	(1,104)
Pension – net change in deferred actuarial loss	37	53
Other comprehensive loss, net of tax	(5,028)	(21,158)
Comprehensive income	$35,139	$7,193

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2016	2015
Operating activities:
Net income	$40,167	$28,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,017	10,128
Stock-based compensation plan expense	15,495	16,729
Excess tax benefits from stock-based compensation plans	(4,751)	(7,556)
Deferred taxes	(2,191)	(3,358)
Amortization of debt issue costs	411	837
Changes in assets and liabilities:
Fees receivable, net	(19,089)	9,631
Deferred commissions	7,047	8,352
Prepaid expenses and other current assets	8,205	(22,964)
Other assets	5,436	12,927
Deferred revenues	79,141	74,208
Accounts payable, accrued, and other liabilities	(136,308)	(121,622)
Cash provided by operating activities	8,580	5,663
Investing activities:
Additions to property, equipment and leasehold improvements	(6,560)	(11,632)
Acquisitions - cash paid (net of cash acquired)	(800)	—
Cash used in investing activities	(7,360)	(11,632)
Financing activities:
Proceeds from stock-based compensation plans and ESP Plan	2,580	2,076
Proceeds from borrowings	70,000	265,000
Payments on borrowings	(5,000)	(5,000)
Purchases of treasury stock	(45,487)	(324,042)
Excess tax benefits from stock-based compensation plans	4,751	7,556
Cash provided (used) in financing activities	26,844	(54,410)
Net increase (decrease) in cash and cash equivalents	28,064	(60,379)
Effects of exchange rates on cash and cash equivalents	2,903	(23,270)
Cash and cash equivalents, beginning of period	372,976	365,302
Cash and cash equivalents, end of period	$403,943	$281,653

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

Basis of presentation. The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 270 for interim financial information and with the applicable instructions of the U.S. Securities & Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X on Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its Annual Report on Form 10-K for the year ended December 31, 2015. The fiscal year of Gartner is the twelve-month calendar period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three months ended March 31, 2016 may not be indicative of the results of operations for the remainder of 2016 or beyond.

Principles of consolidation. The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of estimates. The preparation of the accompanying interim condensed consolidated financial statements requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of fees receivable, goodwill, intangible assets, and other long-lived assets, as well as tax accruals and other liabilities. In addition, estimates are used in revenue recognition, income tax expense, performance-based compensation charges, depreciation and amortization. Management believes its use of estimates in these interim condensed consolidated financial statements to be reasonable.

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

Adoption of new accounting standards. The Company adopted the following new accounting standards during the three months ended March 31, 2016:

Business Combinations — The Company adopted FASB Accounting Standards Update (ASU) 2015-16, "Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments" ("ASU No. 2015-16") on January 1, 2016. ASU No. 2015-16 requires the recognition of adjustments to business combination provisional amounts, that are identified during the measurement period, in the reporting period in which the adjustments are determined. The effects of the adjustments to provisional amounts on depreciation, amortization or other income effects are required to be recognized in current-period earnings as if the accounting had been completed at the acquisition date. Disclosure of the portion of the adjustment recorded in current-period earnings that would have been reported in prior reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date is also required. The adoption of ASU No. 2015-16 did not have an impact on the Company’s consolidated financial statements at the date of adoption or for the three months ended March 31, 2016. However, ASU No. 2015-16 could have an impact on the Company's consolidated financial statements in the future if a transaction occurs within the scope of the rule.

Debt Issuance Cost Presentation — The Company adopted FASB ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” ("ASU No. 2015-03") on January 1, 2016. ASU No. 2015-03 requires that certain debt issuance costs related to our term loans be presented in the balance sheet as a direct deduction from the carrying amount of the liability. Previously such costs were presented on the balance sheet as deferred assets. The adoption of ASU No. 2015-03 did not have an impact on the Company’s consolidated balance sheet at adoption since the Company did not have any of these specific debt issuance costs recorded in its accounts. However, ASU No. 2015-03 could impact the Company's balance sheet presentation in the future if the Company incurs debt issuance costs that are covered by the standard.

Recently issued accounting Standards. The FASB has also issued several accounting standards that have not yet become effective and that may impact the Company’s consolidated financial statements or related disclosures in future periods. These standards and their potential impact are discussed below:
Stock-Based Compensation—In March 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"). ASU 2016-09 modifies several aspects of the accounting for employee share-based payment transactions, to include the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related amounts within the statement of cash flows. The provisions of the new rule will be effective for Gartner on January 1, 2017, with early adoption permitted. We are currently evaluating the potential impact of ASU No. 2016-09 on the Company's consolidated financial statements upon adoption.

Leases — In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASU No. 2016-02") which will require significant changes in the accounting and disclosure of lease arrangements. Among the significant changes required by ASU No. 2016-02 is that almost all lease obligations will be recorded on the balance sheet as a liability, along with a corresponding right of use asset. Currently under U.S. GAAP, lease arrangements that meet certain criteria are considered operating leases and are not recorded on the balance sheet. ASU No. 2016-02 also requires certain key information about leasing arrangements be disclosed. ASU No. 2016-02 will be effective for Gartner on January 1, 2019. We are currently evaluating the impact of ASU No. 2016-02.

Revenue — In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU No. 2014-09"). ASU No. 2014-09 and related amendments require changes in revenue recognition policies as well as require enhanced disclosures. ASU No. 2014-09 is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in existing revenue recognition rules; provide a more robust framework for addressing revenue recognition issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and provide more useful information to users of financial statements through improved revenue disclosures. ASU No. 2014-09 will be effective for Gartner on January 1, 2018. We continue to evaluate the impact of ASU No. 2014-09 on the Company's consolidated financial statements upon adoption.

The FASB also continues to work on a number of other significant accounting standards which if issued could materially impact the Company's accounting policies and disclosures in future periods. However, since these standards have not yet been issued, the effective dates and potential impact are unknown.

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

The Company recognized $8.4 million and $5.1 million of acquisition and integration charges in the three months ended March 31, 2016 and 2015, respectively, related to prior business acquisitions. These charges are classified in Acquisition and integration charges in the Condensed Consolidated Statements of Operations and include amounts accrued for payments contingent on the achievement of certain employment conditions, legal, consulting, and severance costs. The Company paid $22.7 million in the three months ended March 31, 2016 for the achievement of certain employment conditions related to an acquisition completed in 2014, of which $13.6 million was paid from escrow and $9.1 million was paid from existing Company cash. During the same period the Company also paid $0.8 million for an immaterial working capital adjustment related to one of its 2015 acquisitions.

Note 2 — Earnings per Share

The following table sets forth the calculations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net income used for calculating basic and diluted earnings per common share	$40,167	$28,351

Denominator:
Weighted average number of common shares used in the calculation of basic earnings per share	82,451	86,539
Common stock equivalents associated with stock-based compensation plans (1)	1,013	1,234
Shares used in the calculation of diluted earnings per share	83,464	87,773

Basic earnings per share	$0.49	$0.33
Diluted earnings per share	$0.48	$0.32

(1)
Certain common stock equivalents were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. These common share equivalents totaled less than 0.4 million in each of the periods presented.

Note 3 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. At March 31, 2016, the Company had a total of 6.2 million shares of its common stock, par value $.0005 per share (the “Common Stock”), available for stock-based compensation awards under its 2014 Long-Term Incentive Plan.

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

Stock-Based Compensation Expense

The Company recognized the following amounts of stock-based compensation expense by award type and expense category in the periods indicated (in millions):

	Three Months Ended
	March 31,
Award type:	2016	2015
Stock appreciation rights	$1.7	$2.1
Common stock equivalents	0.2	0.2
Restricted stock units	13.6	14.4
Total (1)	$15.5	$16.7

	Three Months Ended
	March 31,
Amount recorded in:	2016	2015
Cost of services and product development	$7.6	$6.9
Selling, general and administrative	7.9	9.8
Total (1)	$15.5	$16.7

(1)
Includes charges of $10.3 million and $10.5 million for the three months ended March 31, 2016 and 2015, respectively, for awards to retirement-eligible employees since these awards vest on an accelerated basis.

As of March 31, 2016, the Company had $80.0 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted-average service period of approximately 2.7 years.

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

The following table summarizes changes in SARs outstanding during the three months ended March 31, 2016:

	SARs (in millions)	Per Share Weighted- Average Exercise Price	Per Share Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2015	1.3	$56.47	$14.92	4.46
Granted	0.4	80.06	16.50	6.86
Exercised	—	—	—	n/a
Outstanding at March 31, 2016 (1), (2)	1.7	$61.31	$15.24	4.63
Vested and exercisable at March 31, 2016 (2)	0.9	$49.80	$14.21	3.43

(1) As of March 31, 2016, 0.8 million of the SARs outstanding were unvested. The Company expects that substantially all of these unvested awards will vest in future periods.

(2) Total SARs outstanding had an intrinsic value of $46.6 million. SARs vested and exercisable had an intrinsic value of
$34.2 million.

The fair value of the SARs is determined on the date of grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2016	2015
Expected dividend yield (1)	—%	—%
Expected stock price volatility (2)	22%	24%
Risk-free interest rate (3)	1.1%	1.5%
Expected life in years (4)	4.4	4.4

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. Historically, the Company has not paid cash dividends on its Common Stock.

(2)	The determination of expected stock price volatility was based on both historical Common Stock prices and implied volatility from publicly traded options in the Common Stock.

(3)	The risk-free interest rate is based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

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

The following table summarizes the changes in RSUs outstanding during the three months ended March 31, 2016:

	Restricted Stock Units (RSUs) (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	1.4	$62.80
Granted (1)	0.6	80.07
Vested and released	(0.6)	57.19
Forfeited	(0.1)	30.67
Outstanding at March 31, 2016 (2), (3)	1.3	$72.55

(1)
The 0.6 million RSUs granted consisted of 0.3 million performance-based RSUs awarded to executives and 0.3 million service-based RSUs awarded to non-executive employees and non-management board members. The 0.3 million performance-based RSUs represents the target amount of the grant for the year, which is tied to an increase in the Company’s total contract value for 2016. The final number of performance-based RSUs that will ultimately be awarded for 2016 ranges from 0% to 200% of the target amount, with the final number dependent on the actual increase in total contract value for 2016 as measured on December 31, 2016. If the specified minimum level of achievement is not met, the performance-based RSUs will be forfeited in their entirety, and any compensation expense previously recorded will be reversed.

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

The following table summarizes the changes in CSEs outstanding during the three months ended March 31, 2016:

	Common Stock Equivalents (CSEs)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	105,664	$19.57
Granted	1,749	90.58
Converted to common shares upon grant	(1,400)	90.58
Outstanding at March 31, 2016	106,013	$19.81

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESP Plan”) under which eligible employees are permitted to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation (or $23,750 in any calendar year), at a price equal to 95% of the closing price of the Common Stock as reported by the New York Stock Exchange at the end of each offering period. At March 31, 2016, the Company had 1.0 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718, and as a result the Company does not record stock-based compensation expense for employee share purchases. The Company received $2.6 million and $2.1 million in cash from purchases under the ESP Plan during the three months ended March 31, 2016 and 2015, respectively.

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

The following tables present operating information about the Company’s reportable segments for the periods indicated (in thousands):

Three Months Ended March 31, 2016	Research	Consulting	Events	Consolidated
Revenues	$440,271	$84,940	$32,055	$557,266
Gross contribution	308,186	29,378	12,983	350,547
Corporate and other expenses				(286,118)
Operating income				$64,429

Three Months Ended March 31, 2015	Research	Consulting	Events	Consolidated
Revenues	$381,090	$76,792	$13,304	$471,186
Gross contribution	267,065	26,327	2,442	295,834
Corporate and other expenses				(247,152)
Operating income				$48,682

The following table provides a reconciliation of total segment gross contribution to net income for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Total segment gross contribution	$350,547	$295,834
Costs and expenses:
Cost of services and product development - unallocated (1)	5,322	2,410
Selling, general and administrative	257,411	229,522
Depreciation and amortization	15,017	10,128
Acquisition and integration charges	8,368	5,092
Operating income	64,429	48,682
Interest expense and other	4,122	4,442
Provision for income taxes	20,140	15,889
Net income	$40,167	$28,351

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

In connection with its most recent annual impairment test of goodwill performed as of September 30, 2015, the Company utilized the quantitative approach in assessing the fair value of its reporting units relative to their respective carrying value, which indicated no impairment of recorded goodwill. No triggering events or other circumstances have occurred since that annual testing date that would have necessitated an interim impairment test of goodwill.

The following table presents changes to the carrying amount of goodwill by reportable segment during the three months ended March 31, 2016 (in thousands):

	Research	Consulting	Events	Total
Balance, December 31, 2015 (1)	$575,292	$98,412	$41,655	$715,359
Additions due to acquisitions (2)	1,913	—	—	1,913
Foreign currency translation adjustments	1,161	(427)	28	762
Balance, March 31, 2016	$578,366	$97,985	$41,683	$718,034

(1)	The Company does not have any accumulated goodwill impairment losses.

(2)	The additions to goodwill reflect certain measurement period working capital and other adjustments related to the acquisition of Capterra, Inc. in September 2015.

Amortizable Intangible Assets

The following tables present reconciliations of the carrying amounts of amortizable intangible assets as of the dates indicated (in thousands):

March 31, 2016	Trade Name	Customer Relationships	Content	Software	Non-Compete	Total
Gross cost, December 31, 2015	$4,144	$62,860	$5,450	$16,219	$29,330	$118,003
Foreign currency translation impact and other	18	204	(150)	(85)	17	4
Gross cost	4,162	63,064	5,300	16,134	29,347	118,007
Accumulated amortization (1), (2)	(946)	(11,675)	(3,868)	(4,926)	(6,039)	(27,454)
Balance, March 31, 2016	$3,216	$51,389	$1,432	$11,208	$23,308	$90,553

December 31, 2015	Trade Name	Customer Relationships	Content	Software	Non-Compete	Total
Gross cost	$4,144	$62,860	$5,450	$16,219	$29,330	$118,003
Accumulated amortization (1), (2)	(681)	(9,028)	(3,525)	(3,699)	(4,526)	(21,459)
Balance, December 31, 2015	$3,463	$53,832	$1,925	$12,520	$24,804	$96,544

(1) Intangible assets are being amortized against earnings over the following periods: Trade name—2 to 4 years; Customer relationships—4 to 7 years; Content—1.5 to 4 years; Software—3 years; Non-compete—3 to 5 years.

(2) Aggregate amortization expense related to intangible assets was $6.2 million and $2.1 million for the three months ended March 31, 2016 and 2015, respectively.

The estimated future amortization expense by year from amortizable intangibles is as follows (in thousands):

2016 (remaining nine months)	$17,938
2017	21,516
2018	18,855
2019	14,346
2020	12,472
Thereafter	5,426
$90,553

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

The 2014 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum interest expense coverage ratio, and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, make investments and enter into certain transactions with affiliates. As of March 31, 2016, the Company was in full compliance with the loan covenants. The Company’s total outstanding borrowings were as follows (in thousands):

	Balance	Balance
	March 31,	December 31,
Description:	2016	2015
Term loans (1)	$375,000	$380,000
Revolver loans (1), (2)	510,000	440,000
Other (3)	5,000	5,000
Total (4)	$890,000	$825,000

(1)
The contractual annualized interest rates as of March 31, 2016 on the term loan and the revolver ranged from 1.80% to 1.90%, which consisted of a floating eurodollar base rate ranging from 0.42% to 0.52% plus a margin of 1.38%. However, the Company has outstanding interest rate swap contracts, accounted for as cash flow hedges, which effectively convert the floating eurodollar base rates to a fixed base rate on $700.0 million of borrowings (see below).

(2)	The Company had $586.0 million of available borrowing capacity on the revolver (not including the expansion feature) as of March 31, 2016.

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

(4)
The average annual effective rate on the Company's total debt outstanding for the three months ended March 31, 2016, including the effect of the interest rate swaps discussed below, was approximately 2.75%.

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

The Company accounts for the interest rate swaps as cash flow hedges in accordance with FASB ASC Topic 815. Since the swaps hedge forecasted interest payments, changes in the fair value of the swaps are recorded in accumulated other comprehensive loss, a component of equity, as long as the swaps continue to be highly effective hedges of the designated interest rate risk. Any ineffective portion of change in the fair value of the hedges is recorded in earnings. All of the swaps were highly effective hedges of the forecasted interest payments as of March 31, 2016. The interest rate swaps had a total negative fair value (liability) to the Company of $17.0 million at March 31, 2016, which is deferred and recorded in accumulated other comprehensive loss, net of tax effect.

Letters of Credit

The Company had $4.0 million of letters of credit outstanding at March 31, 2016. The Company enters into these instruments in the ordinary course of business to facilitate transactions with customers and others.

Note 7 — Equity

Share Repurchase Program

The Company has a $1.2 billion board approved authorization to repurchase the Company's common stock. The Company may repurchase its common stock from time to time in amounts and at prices the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases, private transactions or other transactions and will be funded from cash on hand and borrowings under the Company’s credit agreement.

The Company’s recent share repurchase activity is presented in the following table:

	Three Months Ended
	March 31,
	2016	2015
Number of shares repurchased (1)	466,823	4,084,590
Cash paid for repurchased shares (in thousands) (2)	$45,487	$324,042

(1) The average purchase price for shares was $82.02 and $81.83 for the three months ended March 31, 2016 and 2015, respectively.

(2) The cash paid for the three months ended March 31, 2016 includes $7.2 million for share repurchase orders that were placed in late December 2015 and were settled in early January 2016.

Accumulated Other Comprehensive (Loss) Income ("AOCL/I")

The following tables disclose information about changes in AOCL/I by component and the related amounts reclassified out of AOCL/I to income during the periods indicated (net of tax, in thousands) (1):

For the three months ended March 31, 2016:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
December 31, 2015	$(3,079)	$(4,832)	$(36,491)	$(44,402)
Changes during the period:
Change in AOCL/I before reclassifications to income	(8,357)	—	2,068	(6,289)
Reclassifications from AOCL/I to income during the period (2), (3)	1,224	37	—	1,261
Other comprehensive (loss) income for the period	(7,133)	37	2,068	(5,028)
Balance – March 31, 2016	$(10,212)	$(4,795)	$(34,423)	$(49,430)

For the three months ended March 31, 2015:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2014	$(1,740)	$(6,028)	$(13,402)	$(21,170)
Changes during the period:
Change in AOCL/I before reclassifications to income	(1,857)	—	(20,107)	(21,964)
Reclassifications from AOCL/I to income during the period (2), (3)	753	53	—	806
Other comprehensive (loss) income for the period	(1,104)	53	(20,107)	(21,158)
Balance – March 31, 2015	$(2,844)	$(5,975)	$(33,509)	$(42,328)

(1)	Amounts in parentheses represent debits (deferred losses).

(2)	The reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net of tax effect. See Note 9 – Derivatives and Hedging for information regarding the hedges.

(3)
The reclassifications related to defined benefit pension plans were recorded in Selling, general and administrative expense, net of tax effect. See Note 11 – Employee Benefits for information regarding the Company’s defined benefit pension plans.

Note 8 — Income Taxes

The provision for income taxes was $20.1 million for the three months ended March 31, 2016 compared to $15.9 million in the three months ended March 31, 2015. The effective income tax rate was 33.4% for the three months ended March 31, 2016 and 35.9% for the same period in 2015. The quarter-over-quarter decrease in the effective income tax rate was largely due to an estimated greater percentage of 2016 pretax income being earned in lower tax countries and favorable tax law changes affecting the three months ended March 31, 2016, which was partially offset by an increase in non-deductible expenses relating to acquisitions.

As of March 31, 2016 and December 31, 2015, the Company had gross unrecognized tax benefits of $27.0 million and $25.9 million, respectively. The unrecognized tax benefits as of March 31, 2016 relate primarily to the utilization of certain tax attributes, state income tax positions, the ability to realize certain refund claims, and intercompany transactions. It is reasonably possible that the gross unrecognized tax benefits will decrease by approximately $1.6 million within the next 12 months due to the anticipated closure of audits and the expiration of certain statutes of limitation.

In July 2015, the United States Tax Court (the “Court”) issued an opinion relating to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement. In its opinion, the Court held that affiliated companies may exclude stock-based compensation expense from their cost-sharing arrangement. In February 2016, the Internal Revenue Service filed notice of its intent to appeal the decision. Because of uncertainty related to the final resolution of this litigation and the recognition of potential benefits to the Company, the Company has not recorded any financial benefit associated with this decision. The Company will monitor developments related to this case and the potential impact of those developments on the Company’s current and future financial statements.

Note 9 — Derivatives and Hedging

The Company enters into a limited number of derivative contracts to mitigate the cash flow risk associated with changes in interest rates on variable rate debt and changes in foreign exchange rateson forecasted foreign currency transactions. The Company accounts for its outstanding derivative contracts in accordance with FASB ASC Topic 815, which requires all derivatives, including derivatives designated as accounting hedges, to be recorded on the balance sheet at fair value. The following tables provide information regarding the Company’s outstanding derivatives contracts as of the dates indicated (in thousands, except for number of outstanding contracts):

March 31, 2016
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI
Interest rate swaps (1)	3	$700,000	$(17,021)	Other liabilities	$(10,212)
Foreign currency forwards (2)	21	16,500	(126)	Accrued liabilities	—
Total	24	$716,500	$(17,147)		$(10,212)

December 31, 2015
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI
Interest rate swaps (1)	3	$700,000	$(5,132)	Other liabilities	$(3,079)
Foreign currency forwards (2)	102	193,610	235	Accrued liabilities	—
Total	105	$893,610	$(4,897)		$(3,079)

(1)
The swaps have been designated and are accounted for as cash flow hedges of the forecasted interest payments on borrowings. As a result, changes in fair value of the swaps are deferred and are recorded in AOCL/I, net of tax effect (see Note 6 — Debt for additional information).

(2)
The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other expense, net since the Company does not designate these contracts as hedges for accounting purposes. All of the contracts outstanding at March 31, 2016 matured by the end of April 2016.

(3)	See Note 10 — Fair Value Disclosures for the determination of the fair value of these instruments.

At March 31, 2016, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties, and none of the derivative contracts contained credit-risk related contingent features.

The following table provides information regarding amounts recognized in the Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands):

	Three Months Ended
	March 31,
Amount recorded in:	2016	2015
Interest expense, net (1)	$1,987	$1,254
Other expense (income), net (2)	335	258
Total expense, net	$2,322	$1,512

(1)	Consists of interest expense from interest rate swap contracts.

(2)	Consists of realized and unrealized gains and losses on foreign currency forward contracts.

Note 10 — Fair Value Disclosures

The Company’s financial instruments include cash equivalents, fees receivable from customers, accounts payable, and accruals which are normally short-term in nature. The Company believes the carrying amounts of these financial instruments reasonably approximate their fair value due to their short-term nature. The Company’s financial instruments also include its outstanding borrowings. The Company believes the carrying amount of the outstanding borrowings reasonably approximates their fair value since the rate of interest on these variable rate borrowings reflect current market rates of interest for similar instruments with comparable maturities.

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

The Company’s assets and liabilities that are remeasured to fair value are presented in the following table (in thousands):

	Fair Value	Fair Value
Description:	March 31, 2016	December 31, 2015
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$9,672	$8,671
Total Level 1 inputs	$9,672	$8,671
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	$25,467	$25,474
Foreign currency forward contracts (2)	—	610
Total Level 2 inputs	$25,467	$26,084
Total Assets	$35,139	$34,755
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$39,975	$39,071
Foreign currency forward contracts (2)	126	375
Interest rate swap contracts (3)	17,021	5,132
Total Level 2 inputs	$57,122	$44,578
Total Liabilities	$57,122	$44,578

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

Note 11 — Employee Benefits

Defined-Benefit Pension Plans

The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company’s defined-benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $0.7 million for both the three months ended March 31, 2016 and March 31, 2015.

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

The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of March 31, 2016, the Company did not have any material payment obligations under any such indemnification agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management’s Discussion and Analysis (“MD&A”) is to help facilitate the understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K"). Historical results and percentage relationships are not necessarily indicative of operating results for future periods. References to “Gartner,” the "Company,” “we,” “our,” and “us” in this MD&A are to Gartner, Inc. and its consolidated subsidiaries.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Factors That May Affect Future Performance” and elsewhere in this Quarterly Report and in the 2015 Form 10-K. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers should review carefully any risk factors described in the 2015 Form 10-K.
BUSINESS OVERVIEW
Gartner, Inc. is the world’s leading information technology research and advisory company. We deliver the technology-related insight necessary for our clients to make the right decisions, every day. From CIOs and senior information technology (IT) leaders in corporations and government agencies, to business leaders in high-tech and telecom enterprises and professional services firms, to supply chain professionals, digital marketing professionals and technology investors, we are the valuable partner to clients in 10,474 distinct enterprises. We work with clients to research, analyze and interpret the business of IT within the context of their individual roles. Founded in 1979, Gartner is headquartered in Stamford, Connecticut, U.S.A., and as of March 31, 2016, had 8,019 associates, including 1,801 research analysts and consultants, and clients in over 90 countries.

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
Research
Total contract value represents the value attributable to all of our subscription-related contracts. It is calculated as the annualized value of all contracts in effect at a specific point in time, without regard to the duration of the contract. Total contract value primarily includes Research deliverables for which revenue is recognized on a ratable basis, as well as other deliverables (primarily Events tickets) for which revenue is recognized when the deliverable is utilized.

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

We had total revenues of $557.3 million in the first quarter of 2016, an increase of 18% compared to the first quarter of 2015. Quarterly revenues increased 21% adjusted for the negative impact of foreign exchange. Revenues in our Research business increased 16% on a reported basis and 18% adjusted for the foreign exchange impact. Revenues increased 11% in Consulting on a reported basis, and 12% adjusted for the foreign exchange impact. On a reported basis, revenues increased 141% in Events and 143% adjusted for the foreign exchange impact. For a more complete discussion of our results by segment, see Segment Results below. For the first quarter of 2016, we had net income of $40.2 million and diluted earnings per share of $0.48.

Our operating cash flow was $8.6 million for the three months ended March 31, 2016 compared to $5.7 million for the same period in 2015. We had $403.9 million of cash and cash equivalents at March 31, 2016 and $586.0 million of available borrowing capacity on our revolver facility. During the three months ended March 31, 2016, we borrowed an additional $65.0 million and we used $45.5 million in cash to repurchase our common shares.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires the application of appropriate accounting policies and the use of estimates. Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements of Gartner, Inc. contained in the 2015 Form 10-K. Management considers the policies discussed below to be critical to an understanding of our financial statements because their application requires complex and subjective management judgments and estimates. Specific risks for these critical accounting policies are also described below.

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

The following table provides our total fees receivable and the related allowance for losses (in thousands):

	March 31, 2016	December 31, 2015
Total fees receivable	$610,077	$587,663
Allowance for losses	(7,200)	(6,900)
Fees receivable, net	$602,877	$580,763

Goodwill and other intangible assets —The Company evaluates recorded goodwill in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic No. 350, which requires goodwill to be assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, an impairment evaluation of our amortizable intangible assets may also be performed if events or circumstances indicate potential impairment. Among the factors that could trigger an impairment review are our current operating results relative to our annual plan or historical performance; changes in our strategic plan or use of our assets; restructuring charges or other changes in our business segments; competitive pressures and changes in the general economy or in the markets in which we operate; and a significant decline in our stock price and our market capitalization relative to our net book value.

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

Accounting for stock-based compensation — The Company accounts for stock-based compensation in accordance with FASB ASC Topic No. 505 and 718 and SEC Staff Accounting Bulletins No. 107 (“SAB No. 107”) and No. 110 (“SAB No. 110”). The Company recognizes stock-based compensation expense, which is based on the fair value of the award on the date of grant, over the related service period, net of estimated forfeitures (see Note 3 — Stock-Based Compensation in the Notes to the Consolidated Financial Statements for additional information). Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain complex and subjective assumptions, including the expected life of the stock compensation award and the Company’s Common Stock price volatility. In addition, determining the appropriate amount of associated periodic expense requires management to estimate the rate of employee forfeitures and the likelihood of achievement of certain performance targets. The assumptions used in calculating the fair value of stock compensation awards and the associated periodic expense represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, then the amount of expense may need to be adjusted and future stock-based compensation expense could be materially different from what has been recorded in the current period.

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

RESULTS OF OPERATIONS

Overall Results

The following tables present selected line items and period-over-period changes in our interim Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	$557,266	$471,186	$86,080	18%
Costs and expenses:
Cost of services and product development	212,041	177,762	(34,279)	(19)
Selling, general and administrative	257,411	229,522	(27,889)	(12)
Depreciation	8,834	7,989	(845)	(11)
Amortization of intangibles	6,183	2,139	(4,044)	>(100)
Acquisition and integration charges	8,368	5,092	(3,276)	(64)
Operating income	64,429	48,682	15,747	32
Interest expense, net	(6,006)	(3,480)	(2,526)	73
Other income (expense), net	1,884	(962)	2,846	>100
Provision for income taxes	(20,140)	(15,889)	(4,251)	(27)
Net income	$40,167	$28,351	$11,816	42%

Total revenues for the three months ended March 31, 2016 increased $86.1 million, to $557.3 million, an increase of 18% compared to the three months ended March 31, 2015, and 21% adjusted for the negative impact of foreign currency exchange. Revenues increased in all three of our business segments. Please refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development increased $34.3 million, or 19%, in the first quarter of 2016 compared to the first quarter of 2015. The increase was primarily attributable to higher payroll and related benefits costs resulting from increased headcount and higher conference charges. These increased charges were partially offset by favorable foreign exchange impact and excluding this impact, quarter-over-quarter expense increased 21%. Cost of services and product development as a percentage of revenues was 38% for both first quarter of 2016 and 2015.

Selling, general and administrative (“SG&A”) expense increased $27.9 million, or 12% quarter-over-quarter. The increase was primarily due to higher payroll cost and commissions, which was partially offset by favorable foreign exchange impact and lower stock-based compensation charges. Adjusted for the foreign exchange impact, quarter-over-quarter SG&A expense increased 15%. The higher payroll cost was mostly driven by additional headcount. The headcount increase includes additional quota-bearing sales associates, which increased 16% quarter-over-quarter, to 2,237 at March 31, 2016.

Depreciation expense increased 11% in the three months ended March 31, 2016 compared to the same period in 2015 due to our additional investment in property, equipment, and leasehold improvements.

Amortization of intangibles increased $4.0 million in the three months ended March 31, 2016 compared to the same period in 2015 due to the addition of intangibles from our 2015 acquisitions.

Acquisition and integration charges was $8.4 million in the three months ended March 31, 2016 compared to $5.1 million in the prior year period. These charges are directly-related to our business acquisitions and include amounts accrued for payments contingent on the achievement of certain employment conditions, legal, consulting, and severance costs. The quarter-over-quarter increase was attributable to our 2015 acquisitions.

Operating income increased $15.7 million, or 32%, quarter-over-quarter. Operating income as a percentage of revenues was approximately 12% for the three months ended March 31, 2016 compared to 10% in the prior year period. The increase was primarily due to higher contributions in our business segments.

Interest expense, net increased quarter-over-quarter due to additional borrowings.

Other income (expense), net for the three months ended March 31, 2016 includes the sale of certain state tax credits and the recognition of other tax incentives, as well as the net impact of foreign currency exchange gains and losses related to our hedging activities. The first quarter of 2015 primarily reflects the net impact of foreign currency gains and losses from our hedging activities.

Provision for income taxes was $20.1 million for the three months ended March 31, 2016 compared to $15.9 million in the three months ended March 31, 2015. The effective income tax rate was 33.4% for the three months ended March 31, 2016 and 35.9% for the same period in 2015. The quarter-over-quarter decrease in the effective income tax rate was largely due to an estimated greater percentage of 2016 pretax income being earned in lower tax countries and favorable tax law changes affecting the three months ended March 31, 2016, which was partially offset by an increase in non-deductible expenses relating to acquisitions.

Net income increased 42% quarter-over-quarter, to $40.2 million in the three months ended March 31, 2016, which was due to the higher operating income as well as a lower effective tax rate in the 2016 period. Diluted earnings per share increased 50%, to $0.48 per share in the first quarter of 2016 compared to $0.32 in the first quarter of 2015, due to the higher net income and a lower share count.

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

The following sections present the results of our three reportable business segments:

Research

	As Of And For The Three Months Ended March 31, 2016	As Of And For The Three Months Ended March 31, 2015	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$440,271	$381,090	$59,181	16%
Gross contribution (1)	$308,186	$267,065	$41,121	15%
Gross contribution margin	70%	70%	—	—

Business Measurements:
Total contract value (1), (2)	$1,721,000	$1,576,000	$145,000	9%
Research contract value (1), (3)	$1,704,000	$1,562,000	$142,000	9%
Client retention	84%	85%	(1) point	—
Wallet retention	105%	106%	(1) point	—

(1)	In thousands.

(2)
Total contract value represents the value attributable to all of our subscription-related contracts. It is calculated as the annualized value of all contracts in effect at a specific point in time, without regard to the duration of the contract. Total contract value primarily includes Research deliverables for which revenue is recognized on a ratable basis, as well as other deliverables (primarily Events tickets) for which revenue is recognized when the deliverable is utilized.

(3)
Research contract value represents the value attributable to all of our subscription-related research products that recognize revenue on a ratable basis. Contract value is calculated as the annualized value of all subscription research contracts in effect at a specific point in time, without regard to the duration of the contract.

Research segment revenues increased 16% in the three months ended March 31, 2016 compared to the same quarter in 2015. Adjusted for the negative impact of foreign currency exchange, revenues increased by 18% in the 2016 period. The segment gross contribution margin was 70% in both the first quarters of 2016 and 2015.

Total contract value at March 31, 2016 increased 9% compared to March 31, 2015 on a reported basis and 14% adjusted for the impact of foreign currency exchange. Total contract value increased by double-digits across all of the Company’s sales regions and client sizes and almost all industry segments. At March 31, 2016, enterprise client retention was 84% and enterprise wallet retention was 105%.

Consulting

	As Of And For The Three Months Ended March 31, 2016	As Of And For The Three Months Ended March 31, 2015	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$84,940	$76,792	$8,148	11%
Gross contribution (1)	$29,378	$26,327	$3,051	12%
Gross contribution margin	35%	34%	1 point	—

Business Measurements:
Backlog (1)	$114,100	$101,400	$12,700	13%
Billable headcount	618	547	71	13%
Consultant utilization	67%	67%	—	—
Average annualized revenue per billable headcount (1)	$386	$395	$(9)	(2)%

(1)	Dollars in thousands.

Consulting revenues increased $8.1 million, or 11%, quarter-over-quarter, but excluding the negative impact of foreign currency exchange, Consulting revenues increased 12%. The revenue increase was primarily in our core consulting practice. Revenue also increased in our contract optimization business, which can fluctuate from period to period. The gross contribution margin was 35% for the three months ended March 31, 2016 and 34% for the three months ended March 31, 2015. Backlog was $114.1 million at March 31, 2016, an increase of 13% compared to March 31, 2015.

Events

	As Of And For The Three Months Ended March 31, 2016	As Of And For The Three Months Ended March 31, 2015	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$32,055	$13,304	$18,751	141%
Gross contribution (1)	$12,983	$2,442	$10,541	432%
Gross contribution margin	41%	18%	23 points	—

Business Measurements:
Number of events	12	9	3	33%
Number of attendees	7,640	4,065	3,575	88%

(1)	Dollars in thousands.

Events revenues increased 141% quarter-over-quarter as reported and 143% adjusted for the negative impact of foreign currency, while the gross contribution margin increased by 23 points. We held twelve events in first quarter 2016, which consisted of 9 ongoing events and three events moved into the quarter. The quarter-over-quarter increase in both revenue and gross contribution margin was primarily timing related, as the three events moved into the first quarter of 2016 were large events. Revenue from the nine ongoing events that were held in both first quarter of 2016 and 2015 increased by approximately 16% in the first quarter of 2016.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and borrowings under our $1.5 billion credit arrangement (the "2014 Credit Agreement'). At March 31, 2016, we had $403.9 million of cash and cash equivalents. Our cash and cash equivalents are held in numerous locations throughout the world, with 93% held outside the United States at March 31, 2016.

Our 2014 Credit Agreement provides for a five-year, $400.0 million term loan and a $1.1 billion revolving credit facility. As of March 31, 2016, the Company had $375.0 million outstanding under the term loan and $510.0 million under the revolver. As of March 31, 2016, the Company had $586.0 million of available borrowing capacity under the revolver. We believe we have adequate liquidity to meet our currently anticipated needs.

The following table summarizes the changes in the Company’s cash and cash equivalents for the periods indicated (in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Cash Increase (Decrease)
Cash provided by operating activities	$8,580	$5,663	$2,917
Cash used in investing activities	(7,360)	(11,632)	4,272
Cash provided (used) in financing activities	26,844	(54,410)	81,254
Net increase (decrease) in cash and cash equivalents	28,064	(60,379)	88,443
Effects of exchange rates	2,903	(23,270)	26,173
Beginning cash and cash equivalents	372,976	365,302	7,674
Ending cash and cash equivalents	$403,943	$281,653	$122,290

Operating

Operating cash flow increased by $2.9 million, or 52%, when comparing the three months ended March 31, 2016 to the same period in 2015. The increase was primarily due to higher net income and lower cash payments for income taxes in the first quarter of 2016, which was partially offset by higher cash payments for bonuses and interest on our borrowings.

Investing

We used $7.4 million of cash in our investing activities in the three months ended March 31, 2016 compared to $11.6 million of cash used in the prior year period. The decrease was due to lower capital expenditures in the 2016 period.

Financing

Cash provided from our financing activities totaled $26.8 million in the three months ended March 31, 2016 compared to $54.4 million of cash used in the three months ended March 31, 2015, due to substantially lower share repurchases in the 2016 period. The Company used $45.5 million in cash for share repurchases in the 2016 period and realized $72.3 million from additional borrowings and share-related activities. In the 2015 period the Company used $324.0 million in cash for share repurchases, while it realized $269.6 million from additional borrowings and share-related activities.

OBLIGATIONS AND COMMITMENTS

2014 Credit Agreement

The Company has a five-year credit arrangement that it entered into in December 2014 that provides for a $400.0 million term loan and a $1.1 billion revolving credit facility (the “2014 Credit Agreement”). Under the revolving credit facility, amounts may be borrowed, repaid, and re-borrowed through the maturity date of the agreement in December 2019. The term and revolving facilities may be increased, at the Company's option, by up to an additional $500.0 million in the aggregate. As of March 31, 2016, the Company had $375.0 million outstanding under the term loan and $510.0 million under the revolver. See Note 6 - Debt in the Notes to the Condensed Consolidated Financial Statements for additional information regarding the 2014 Credit Agreement.

Off-Balance Sheet Arrangements

Through March 31, 2016, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

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

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of our 2015 Annual Report on Form 10-K which is incorporated herein by reference.

RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting standards issued by the various U.S. standard setting and governmental authorities that have not yet become effective and may impact our Consolidated Financial Statements in future periods are described below, together with our assessment of the potential impact they may have on our Consolidated Financial Statements and related disclosures in future periods:

Stock-Based Compensation
In March 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"). ASU 2016-09 modifies several aspects of the accounting for employee share-based payment transactions, to include the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related amounts within the statement of cash flows. The provisions of the new rule will be effective for Gartner on January 1, 2017, with early adoption permitted. We are currently evaluating the impact of ASU No. 2016-09.

Leases

In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASU No. 2016-02") which will require significant changes in the accounting and disclosure of lease arrangements. Among the significant changes required by ASU No. 2016-02 is that almost all lease obligations will be recorded on the balance sheet as a liability, along with a corresponding right of use asset. Currently under U.S. GAAP, lease arrangements that meet certain criteria are considered operating leases and are not recorded on the balance sheet. ASU No. 2016-02 also requires certain key information about leasing arrangements be disclosed. ASU No. 2016-02 will be effective for Gartner on January 1, 2019. We are currently evaluating the impact of this new standard on our consolidated financial statements.

Revenue

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU No. 2014-09"). ASU No. 2014-09 and related amendments require changes in revenue recognition policies as well as require enhanced disclosures. ASU No. 2014-09 is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in existing revenue recognition rules; provide a more robust framework for addressing revenue recognition issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and provide more useful information to users of financial statements through improved revenue disclosures. ASU No. 2014-09 will be effective for Gartner on January 1, 2018. We continue to evaluate the impact of ASU No. 2014-09.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company's 2014 Credit Agreement provides for a five-year, $400.0 million term loan and a $1.1 billion revolving credit facility. At March 31, 2016, we had $375.0 million outstanding under the term loan and $510.0 million under the revolver. We have exposure to changes in interest rates since amounts borrowed under our 2014 Credit Agreement are based on a floating base rate of interest. However, we reduce our exposure to changes in interest rates through our interest rate swap contracts which effectively convert the floating base interest rate on the first $700.0 million of our variable rate borrowings to fixed rates. Thus we are exposed to interest rate risk on borrowings under the 2014 Credit Agreement only in excess of $700.0 million. At March 31, 2016, the amount of unhedged borrowings under the 2014 Credit Agreement was $185.0 million. As an indication of our exposure to interest rate risk, a hypothetical 25 basis point increase or decrease in interest rates could change our 2016 pre-tax annual interest expense on the $185.0 million of unhedged borrowings by approximately $0.5 million.

FOREIGN CURRENCY RISK

A significant portion of our revenues are earned outside of the U.S., and as a result we conduct business in numerous currencies other than the U.S dollar. Among the major foreign currencies in which we conduct business are the Euro, the British Pound, the Japanese Yen, the Australian dollar, and the Canadian dollar. The reporting currency of our consolidated financial statements is the U.S. dollar. As the values of the foreign currencies in which we operate fluctuate over time relative to the U.S dollar, the Company is exposed to both foreign currency translation and transaction risk.

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars since the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ (deficit) equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At March 31, 2016, we had $403.9 million of cash and cash equivalents, a substantial portion of which was denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on March 31, 2016 would have increased or decreased by approximately $19.0 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings since movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S dollar.

Transaction risk arises when our foreign subsidiaries enter into transactions that are denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk.

CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents, accounts receivable, and interest rate swap and foreign exchange contracts. The majority of the Company’s cash and cash equivalents, interest rate swap contracts, and its foreign exchange contracts are with large investment grade commercial banks. Accounts receivable balances deemed to be collectible from customers have limited concentration of credit risk due to our diverse customer base and geographic dispersion.

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

Management conducted an evaluation, as of March 31, 2016, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of the Company's 2015 Form 10-K and is incorporated herein by reference.

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

The following table provides detail related to repurchases of our outstanding Common Stock during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that may yet be purchased Under our Share Repurchase Program (in billions) (1)
2016
January	36,554	$82.00
February	299,211	81.14
March	131,058	84.02
Total for quarter	466,823	$82.02	$1.11

(1) As of March 31, 2016.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.1	Amended and Restated Employment Agreement between Eugene A. Hall and Gartner, Inc. dated as of March 19, 2016.

31.1	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32	Certification under 18 U.S.C. 1350.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.

Items 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date:	May 5, 2016	/s/ Craig W. Safian
Craig W. Safian
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)