Form 10-Q
period 2016-06-30
GARTNER INC
filed 2016-08-04
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

As of July 31, 2016, 82,621,699 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$445,053	$372,976
Fees receivable, net of allowances of $7,350 and $6,900, respectively	613,795	580,763
Deferred commissions	111,083	124,831
Prepaid expenses and other current assets	63,725	62,427
Total current assets	1,233,656	1,140,997
Property, equipment and leasehold improvements, net	117,255	108,733
Goodwill	742,752	715,359
Intangible assets, net	99,267	96,544
Other assets	111,591	113,053
Total Assets	$2,304,521	$2,174,686
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$287,476	$387,691
Deferred revenues	1,029,765	900,801
Current portion of long-term debt	70,000	35,000
Total current liabilities	1,387,241	1,323,492
Long-term debt	756,015	790,000
Other liabilities	214,093	193,594
Total Liabilities	2,357,349	2,307,086
Stockholders’ Deficit
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 156,234,415 shares issued for both periods	78	78
Additional paid-in capital	847,451	818,546
Accumulated other comprehensive loss, net	(48,003)	(44,402)
Accumulated earnings	1,538,762	1,450,684
Treasury stock, at cost, 73,614,148 and 73,896,245 common shares, respectively	(2,391,116)	(2,357,306)
Total Stockholders’ Deficit	(52,828)	(132,400)
Total Liabilities and Stockholders’ Deficit	$2,304,521	$2,174,686

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Research	$449,170	$385,718	$889,441	$766,808
Consulting	94,068	88,336	179,008	165,128
Events	66,760	73,882	98,815	87,186
Total revenues	609,998	547,936	1,167,264	1,019,122
Costs and expenses:
Cost of services and product development	231,422	210,495	443,463	388,257
Selling, general and administrative	272,009	237,991	529,420	467,513
Depreciation	9,025	8,440	17,859	16,429
Amortization of intangibles	6,210	2,107	12,393	4,246
Acquisition and integration charges	8,033	3,683	16,401	8,775
Total costs and expenses	526,699	462,716	1,019,536	885,220
Operating income	83,299	85,220	147,728	133,902
Interest expense, net	(7,356)	(5,240)	(13,362)	(8,720)
Other income (expense), net	1,248	(468)	3,132	(1,430)
Income before income taxes	77,191	79,512	137,498	123,752
Provision for income taxes	29,280	28,357	49,420	44,246
Net income	$47,911	$51,155	$88,078	$79,506

Net income per share:
Basic	$0.58	$0.61	$1.07	$0.94
Diluted	$0.57	$0.61	$1.05	$0.92
Weighted average shares outstanding:
Basic	82,559	83,203	82,505	84,871
Diluted	83,476	84,271	83,498	86,064

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$47,911	$51,155	$88,078	$79,506
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,335	6,224	5,403	(13,883)
Interest rate hedges – net change in deferred loss	(1,946)	434	(9,079)	(670)
Pension – net change in actuarial deferred loss	38	53	75	106
Other comprehensive income (loss), net of tax	1,427	6,711	(3,601)	(14,447)
Comprehensive income	$49,338	$57,866	$84,477	$65,059

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2016	2015
Operating activities:
Net income	$88,078	$79,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,252	19,734
Stock-based compensation expense	26,607	27,392
Excess tax benefits from stock-based compensation	(8,469)	(11,117)
Deferred taxes	(845)	2,298
Amortization and write-off of deferred financing fees	2,158	1,595
Changes in assets and liabilities:
Fees receivable, net	(20,380)	13,582
Deferred commissions	15,321	15,539
Prepaid expenses and other current assets	667	(17,193)
Other assets	(1,537)	11,164
Deferred revenues	106,771	93,454
Accounts payable, accrued, and other liabilities	(85,309)	(86,551)
Cash provided by operating activities	153,314	149,403
Investing activities:
Additions to property, equipment and leasehold improvements	(25,337)	(23,614)
Acquisitions - cash paid (net of cash acquired)	(29,896)	—
Cash used in investing activities	(55,233)	(23,614)
Financing activities:
Proceeds from employee stock purchase plan	4,702	3,824
Proceeds from borrowings	830,000	320,000
Payments for debt issuance costs	(4,975)	—
Payments on borrowings	(820,000)	(10,000)
Purchases of treasury stock	(51,967)	(441,442)
Excess tax benefits from stock-based compensation	8,469	11,117
Cash used in financing activities	(33,771)	(116,501)
Net increase in cash and cash equivalents	64,310	9,288
Effects of exchange rates on cash and cash equivalents	7,767	(17,009)
Cash and cash equivalents, beginning of period	372,976	365,302
Cash and cash equivalents, end of period	$445,053	$357,581

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

Basis of presentation. The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 270 for interim financial information and with the applicable instructions of the U.S. Securities & Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X on Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its Annual Report on Form 10-K for the year ended December 31, 2015. The fiscal year of Gartner is the twelve-month calendar period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and six months ended June 30, 2016 may not be indicative of the results of operations for the remainder of 2016 or beyond.

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

Accounting standards issued but not yet adopted. The FASB has issued several accounting standards that have not yet become effective and that may impact the Company’s consolidated financial statements or related disclosures in future periods. These standards and their potential impact are discussed below:

Financial Instrument Credit Losses—In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, "Financial Instruments—Credit Losses" ("ASU No. 2016-13"). ASU No. 2016-13 amends the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU No. 2016-13 is effective for Gartner on January 1, 2020, with early adoption permitted. We are currently evaluating the potential impact of ASU No. 2016-13 on the Company's consolidated financial statements.
Stock-Based Compensation—In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU No. 2016-09"). ASU No. 2016-09 modifies several aspects of the accounting for employee share-based payment awards, to include the accounting for award forfeitures, the amount of employer tax withholding on awards that vest or settle, and the financial statement impact of excess tax benefits or deficiencies. ASU No. 2016-09 also modifies the statement of cash flows presentation for certain components of share-based payment awards. The provisions of the new rule will be effective for Gartner on January 1, 2017, with early adoption permitted. We are currently evaluating the potential impact of ASU No. 2016-09 on the Company's consolidated financial statements.

Leases — In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02") which will require significant changes in the accounting and disclosure of lease arrangements. Among the significant changes required by ASU No. 2016-02 is that almost all lease obligations will be recorded on the balance sheet as a liability, along with a corresponding right of use asset. Currently under U.S. GAAP, lease arrangements that meet certain criteria are considered operating leases and are not recorded on the balance sheet. ASU No. 2016-02 also requires certain key information about leasing arrangements be disclosed. ASU No. 2016-02 will be effective for Gartner on January 1, 2019. We are currently evaluating the impact of ASU No. 2016-02 on the Company's consolidated financial statements.

Revenue — In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU No. 2014-09"). ASU No. 2014-09 and related amendments require changes in revenue recognition policies as well as require enhanced disclosures. ASU No. 2014-09 is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in existing revenue recognition rules; provide a more robust framework for addressing revenue recognition issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and provide more useful information to users of financial statements through improved revenue disclosures. ASU No. 2014-09 will be effective for Gartner on January 1, 2018, and the Company expects to complete its assessment of the estimated impact of ASU No. 2014-09 on its consolidated financial statements by the end of 2016.

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

On June 28, 2016, the Company acquired 100% of the outstanding capital stock of Newco 5CL Limited (which operates under the trade name "SCM World"), a privately-held firm based in London with 60 employees. SCM World is a leading cross-industry peer network and learning community providing subscription-based research and conferences for supply chain executives. The Company paid $34.2 million of its cash held overseas at close and may also be required to pay up to an additional $15.0 million in cash for potential earn-out payments tied to the performance of SCM World through December 31, 2016. Any estimated earn-out payments determined as of the acquisition date will be recorded as part of the cost of the acquisition and will be adjusted to fair value at each reporting period through income until the amount is settled.

The Company may also be required to pay up to an additional $8.0 million in cash contingent on the achievement of certain employment conditions by several key employees (who are also former shareholders) of SCM World, which will be recognized as compensation expense. The Company recorded $37.0 million of goodwill and amortizable intangible assets for SCM World (see Note 5—Goodwill and Intangible Assets for additional information) and $2.8 million of liabilities on a net basis on the acquisition date. These amounts and the overall allocation of the purchase price is preliminary. The Company anticipates completing the valuation of the acquired assets and liabilities and the allocation of the purchase price in the third quarter of 2016. The operating results and the related goodwill will likely be reported as part of the Company's Research segment and goodwill resulting from the acquisition will not be deductible for tax purposes. Had the Company acquired SCM World in a prior period, the impact to the Company's results would not have been material, and as a result pro forma financial information for prior periods has not been provided.

The Company recognized $8.0 million and $3.7 million of acquisition and integration charges in the three months ended June 30, 2016 and 2015, respectively, and $16.4 million and $8.8 million of acquisition and integration charges in the six months ended June 30, 2016 and 2015, respectively. These charges are classified in Acquisition and integration charges in the Condensed Consolidated Statements of Operations and include amounts accrued for payments contingent on the achievement of certain employment conditions, legal, consulting, and severance costs. The Company paid $22.7 million in cash during the six months ended June 30, 2016 for the achievement of certain employment conditions related to an acquisition completed in 2014, of which $13.6 million was paid from escrow and $9.1 million was paid from existing Company cash. On a net basis, and for cash flow reporting purposes, the Company paid $28.9 million in cash at close for SCM World, which represents the gross cash paid of $34.2 million less cash held by SCM World at the acquisition date. During the six months ended June 30, 2016, the Company also paid $1.0 million for a working capital settlement related to a 2015 acquisition.

Note 2 — Earnings per Share

The following table sets forth the calculations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income used for calculating basic and diluted earnings per common share	$47,911	$51,155	$88,078	$79,506

Denominator:
Weighted average number of common shares used in the calculation of basic earnings per share	82,559	83,203	82,505	84,871
Common stock equivalents associated with stock-based compensation plans (1)	917	1,068	993	1,193
Shares used in the calculation of diluted earnings per share	83,476	84,271	83,498	86,064

Basic earnings per share	$0.58	$0.61	$1.07	$0.94
Diluted earnings per share	$0.57	$0.61	$1.05	$0.92

(1)
Certain common stock equivalents were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. These common share equivalents totaled less than 0.3 million in each of the periods presented.

Note 3 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. At June 30, 2016, the Company had a total of 6.2 million shares of its common stock, par value $.0005 per share (the “Common Stock”), available for stock-based compensation awards under its 2014 Long-Term Incentive Plan.

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

Stock-Based Compensation Expense

The Company recognized the following amounts of stock-based compensation expense by award type and expense category in the periods indicated (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Award type:	2016	2015	2016	2015
Stock appreciation rights	$1.3	$1.2	$3.0	$3.4
Common stock equivalents	0.2	0.2	0.3	0.3
Restricted stock units	9.6	9.3	23.3	23.7
Total (1)	$11.1	$10.7	$26.6	$27.4

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amount recorded in:	2016	2015	2016	2015
Cost of services and product development	$4.9	$4.7	$12.5	$11.6
Selling, general and administrative	6.2	6.0	14.1	15.8
Total (1)	$11.1	$10.7	$26.6	$27.4

(1)
Includes charges of $3.8 million and $3.9 million for the three months ended June 30, 2016 and 2015, respectively, and $14.1 million and $14.4 million for the six months ended June 30, 2016 and 2015, respectively, for awards to retirement-eligible employees since these awards vest on an accelerated basis.

As of June 30, 2016, the Company had $69.8 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted-average service period of approximately 2.6 years.

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

The following table summarizes changes in SARs outstanding during the six months ended June 30, 2016:

	SARs (in millions)	Per Share Weighted- Average Exercise Price	Per Share Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2015	1.3	$56.47	$14.92	4.46
Granted	0.4	80.06	16.50	6.61
Exercised	(0.3)	43.19	13.65	n/a
Outstanding at June 30, 2016 (1), (2)	1.4	$64.48	$15.52	4.74
Vested and exercisable at June 30, 2016 (2)	0.6	$52.45	$14.44	3.52

(1) As of June 30, 2016, 0.8 million of the SARs outstanding were unvested. The Company expects that substantially all of these unvested awards will vest in future periods.

(2) The total SARs outstanding as of June 30, 2016 had an intrinsic value of $46.6 million. SARs vested and exercisable had an intrinsic value of $27.8 million.

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

The following table summarizes the changes in RSUs outstanding during the six months ended June 30, 2016:

	Restricted Stock Units (RSUs) (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	1.4	$62.80
Granted (1)	0.6	80.07
Vested and released	(0.6)	57.94
Forfeited	(0.1)	26.57
Outstanding at June 30, 2016 (2), (3)	1.3	$70.99

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

The following table summarizes the changes in CSEs outstanding during the six months ended June 30, 2016:

	Common Stock Equivalents (CSEs)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	105,664	$19.57
Granted	3,376	97.41
Converted to common shares upon grant	(2,700)	97.41
Outstanding at June 30, 2016	106,340	$20.05

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESP Plan”) under which eligible employees are permitted to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation (or $23,750 in any calendar year), at a price equal to 95% of the closing price of the Common Stock as reported by the New York Stock Exchange at the end of each offering period. At June 30, 2016, the Company had 1.0 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718, and as a result the Company does not record stock-based compensation expense for employee share purchases. The Company received $4.7 million and $3.8 million in cash from purchases under the ESP Plan during the six months ended June 30, 2016 and 2015, respectively.

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

The following tables present operating information about the Company’s reportable segments for the periods indicated (in thousands):

Three Months Ended June 30, 2016	Research	Consulting	Events	Consolidated
Revenues	$449,170	$94,068	$66,760	$609,998
Gross contribution	313,688	33,274	36,062	383,024
Corporate and other expenses				(299,725)
Operating income				$83,299

Three Months Ended June 30, 2015	Research	Consulting	Events	Consolidated
Revenues	$385,718	$88,336	$73,882	$547,936
Gross contribution	269,846	33,255	39,442	342,543
Corporate and other expenses				(257,323)
Operating income				$85,220

Six Months Ended June 30, 2016	Research	Consulting	Events	Consolidated
Revenues	$889,441	$179,008	$98,815	$1,167,264
Gross contribution	621,874	62,651	49,045	733,570
Corporate and other expenses				(585,842)
Operating income				$147,728

Six Months Ended June 30, 2015	Research	Consulting	Events	Consolidated
Revenues	$766,808	$165,128	$87,186	$1,019,122
Gross contribution	536,911	59,582	41,884	638,377
Corporate and other expenses				(504,475)
Operating income				$133,902

The following table provides a reconciliation of total segment gross contribution to net income for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total segment gross contribution	$383,024	$342,543	$733,570	$638,377
Costs and expenses:
Cost of services and product development - unallocated (1)	4,448	5,102	9,769	7,512
Selling, general and administrative	272,009	237,991	529,420	467,513
Depreciation and amortization	15,235	10,547	30,252	20,675
Acquisition and integration charges	8,033	3,683	16,401	8,775
Operating income	83,299	85,220	147,728	133,902
Interest expense and other	6,108	5,708	10,230	10,150
Provision for income taxes	29,280	28,357	49,420	44,246
Net income	$47,911	$51,155	$88,078	$79,506

(1)
The unallocated amounts consist of certain bonus and related fringe costs recorded in Consolidated cost of services and product development expense that are not allocated to segment expense. The Company's policy is to only allocate bonus and related fringe charges to segments for up to 100% of the segment employee's target bonus. Amounts above 100% are absorbed by corporate.

Note 5 — Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair values of the tangible and identifiable intangible net assets acquired. The evaluation of the recoverability of goodwill is performed in accordance with FASB ASC Topic 350, which requires an annual assessment of potential goodwill impairment at the reporting unit level and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The annual assessment of the recoverability of recorded goodwill can be based on either a qualitative or quantitative assessment or a combination of the two. Both methods utilize estimates which in turn require judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of the resulting estimates are subject to uncertainty. In connection with its most recent annual impairment test of goodwill performed as of September 30, 2015, the Company utilized the quantitative approach in assessing the fair value of its reporting units relative to their respective carrying value, which indicated no impairment of recorded goodwill. No triggering events or other circumstances have occurred since that annual testing date that would have necessitated an interim impairment test of goodwill.

The following table presents changes to the carrying amount of goodwill by reportable segment during the six months ended June 30, 2016 (in thousands):

	Research	Consulting	Events	Total
Balance, December 31, 2015 (1)	$575,292	$98,412	$41,655	$715,359
Additions due to acquisitions (2)	24,128	—	—	24,128
Foreign currency translation adjustments	3,049	164	52	3,265
Balance, June 30, 2016	$602,469	$98,576	$41,707	$742,752

(1)	The Company does not have any accumulated goodwill impairment losses.

(2)	The additions to goodwill include the acquisition of SCM World in June 2016 and certain measurement period working capital adjustments from a prior acquisition.

Amortizable Intangible Assets

The following tables present reconciliations of the carrying amounts of amortizable intangible assets as of the dates indicated (in thousands):

June 30, 2016	Trade Name	Customer Relationships	Content	Software	Non-Compete	Total
Gross cost, December 31, 2015	$4,144	$62,860	$5,450	$16,219	$29,330	$118,003
Additions due to acquisitions (1)	740	7,399	4,439	740	1,480	14,798
Foreign currency translation impact	29	310	(140)	(56)	25	168
Gross cost	4,913	70,569	9,749	16,903	30,835	132,969
Accumulated amortization (2), (3)	(1,209)	(14,228)	(4,434)	(6,280)	(7,551)	(33,702)
Balance, June 30, 2016	$3,704	$56,341	$5,315	$10,623	$23,284	$99,267

December 31, 2015	Trade Name	Customer Relationships	Content	Software	Non-Compete	Total
Gross cost	$4,144	$62,860	$5,450	$16,219	$29,330	$118,003
Accumulated amortization (2), (3)	(681)	(9,028)	(3,525)	(3,699)	(4,526)	(21,459)
Balance, December 31, 2015	$3,463	$53,832	$1,925	$12,520	$24,804	$96,544

(1) The additions are for the acquisition of SCM World in June 2016.

(2) Intangible assets are being amortized against earnings over the following periods: Trade name—2 to 4 years; Customer relationships—4 to 7 years; Content—1.5 to 4 years; Software—3 years; Non-compete—3 to 5 years.

(3) Aggregate amortization expense related to intangible assets was $6.2 million and $2.1 million for the three months ended June 30, 2016 and 2015, respectively, and $12.4 million and $4.2 million for the six months ended June 30, 2016 and 2015, respectively.

The estimated future amortization expense by year from amortizable intangibles is as follows (in thousands):

2016 (remaining six months)	$14,467
2017	26,896
2018	20,911
2019	15,903
2020	13,812
2021	6,668
Thereafter	610
$99,267

Note 6 — Debt

2016 Credit Agreement

On June 17, 2016, the Company entered into a new credit arrangement (the "2016 Credit Agreement”) with several lenders to take advantage of favorable financing conditions and to obtain greater flexibility through a larger revolving credit facility. The 2016 Credit Agreement provides for a $600.0 million secured five-year term loan and a $1.2 billion secured five-year revolving credit facility. The term loan and revolving credit facility may be increased, at the Company's option and under certain conditions, by up to an additional $500.0 million in the aggregate plus additional amounts subject to the satisfaction of certain conditions, including a maximum secured leverage ratio. The term loan will be repaid in 16 consecutive quarterly installments commencing September 30, 2016, plus a final payment due on June 17, 2021, and may be prepaid at any time without penalty or premium (other than applicable breakage costs) at the option of the Company. The revolving credit facility may be used for loans, and up to $50.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until June 17, 2021, at which time all amounts borrowed must be repaid.

The 2016 Credit Agreement contains certain customary restrictive loan covenants, which the Company was in full compliance with as of June 30, 2016. In addition, the Company’s obligations under the 2016 Credit Agreement are guaranteed by certain existing and future direct and indirect U.S. subsidiaries (the “Subsidiary Guarantors”). The Company’s obligations and the Subsidiary Guarantor’s obligations are secured by first priority security interests in substantially all of the assets of the Company and the Subsidiary Guarantors, including pledges of all stock and other equity interests in direct subsidiaries owned by the Company and the Subsidiary Guarantors (but only up to 66% of the voting stock of each direct foreign subsidiary or foreign subsidiary holding company owned by Gartner or any Subsidiary Guarantor). The security and pledges are subject to certain exceptions.

On June 17, 2016, the Company drew down $600.0 million in term loans and $200.0 million in revolving loans under the 2016 Credit Agreement which was used to pay down the amounts outstanding under the Company's prior credit arrangement, which was terminated. Additional amounts drawn down under the 2016 Credit Agreement will be used for general working capital purposes. The Company recorded $5.0 million in deferred financing fees related to the 2016 Credit Agreement, which will be amortized to Interest expense, net in the Condensed Consolidated Statement of Operations. The Company also recorded a $1.3 million charge in the six months ended June 30, 2016 in connection with the new credit arrangement for the write-off of fees from a previous financing, which was recorded in Interest expense, net.

Amounts borrowed under the 2016 Credit Agreement bear interest at a rate equal to, at Gartner’s option, either:

(1) the greatest of: (i) the Administrative Agent’s prime rate; (ii) the average rate on overnight federal funds plus 1/2 of 1%; (iii) and the eurodollar rate (adjusted for statutory reserves) plus 1%, in each case plus a margin equal to between 0.125% and 1.0% depending on Gartner’s consolidated leverage ratio as of the end of the four consecutive fiscal quarters most recently ended; or

(2) the eurodollar rate (adjusted for statutory reserves) plus a margin equal to between 1.125% and 2.0%, depending on Gartner’s leverage ratio as of the end of the four consecutive fiscal quarters most recently ended.

The Company’s total outstanding borrowings for the periods indicated were as follows (in thousands):

	Balance	Balance
	June 30,	December 31,
Description:	2016	2015
Term loans (1)	$600,000	$380,000
Revolver loans (1), (2)	230,000	440,000
Other (3)	5,000	5,000
Subtotal (4)	$835,000	$825,000
Less: deferred financing fees (5)	(8,985)	—
Net carrying amount	$826,015	$825,000

(1)
The contractual annualized interest rate as of June 30, 2016 on both the term loan and the revolver was 1.84%, which consisted of a floating eurodollar base rate of 0.46% plus a margin of 1.38%. However, the Company has outstanding interest rate swap contracts, accounted for as cash flow hedges, which effectively convert the floating eurodollar base rates to a fixed base rate on $700.0 million of borrowings (see below).

(2)	The Company had $966.0 million of available borrowing capacity on the revolver (not including the expansion feature) as of June 30, 2016.

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

(4)
The average annual effective rate on the Company's total debt outstanding for the three months ended June 30, 2016, including the effect of the interest rate swaps discussed below, was approximately 2.75%.

(5)
Includes $5.0 million of deferred financing fees related to the 2016 Credit Agreement and $3.9 million of fees previously classified in Other Assets. The fees are being amortized to Interest Expense, net over the period of the 2016 Credit Agreement.

Interest Rate Swaps

The Company has three fixed-for-floating interest rate swap contracts which it designates as accounting hedges of the forecasted interest payments on $700.0 million of the Company’s variable rate borrowings. The Company pays base fixed rates on these three swaps ranging from 1.53% to 1.60% and in return receives a floating eurodollar base rate on $700.0 million of 30 day notional borrowings.

The Company accounts for the interest rate swaps as cash flow hedges in accordance with FASB ASC Topic 815. Since the swaps hedge forecasted interest payments, changes in the fair value of the swaps are recorded in accumulated other comprehensive loss, a component of equity, as long as the swaps continue to be highly effective hedges of the designated interest rate risk. Any ineffective portion of change in the fair value of the hedges is recorded in earnings. All of the swaps were highly effective hedges of the forecasted interest payments as of June 30, 2016. The interest rate swaps had a total negative fair value (liability) to the Company of $20.3 million at June 30, 2016, which is deferred and recorded in accumulated other comprehensive loss, net of tax effect.

Letters of Credit

The Company had $4.0 million of letters of credit outstanding at June 30, 2016. The Company enters into these instruments in the ordinary course of business to facilitate transactions with customers and others.

Note 7 — Equity

Share Repurchase Program

The Company has a $1.2 billion board approved authorization to repurchase the Company's common stock. The Company may repurchase its common stock from time to time in amounts and at prices the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases, private transactions or other transactions and will be funded from cash on hand and borrowings under the Company’s credit arrangement.

The Company’s recent share repurchase activity is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Number of shares repurchased (1)	66,087	1,244,010	532,910	5,328,600
Cash paid for repurchased shares (in thousands) (2)	$6,480	$117,400	$51,967	$441,442

(1) The average purchase price for repurchased shares was $98.03 and $84.00 for the three and six months ended June 30, 2016, respectively, and $84.03 and $82.34 for the three and six months ended June 30, 2015, respectively.

(2) The cash paid for the six months ended June 30, 2016 includes $7.2 million for share repurchases that were executed in late December 2015 and were settled in early January 2016.

Accumulated Other Comprehensive (Loss) Income ("AOCL/I")

The following tables disclose information about changes in AOCL/I by component and the related amounts reclassified out of AOCL/I to income during the periods indicated (net of tax, in thousands) (1):

For the three months ended June 30, 2016:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance - March 31, 2016	$(10,212)	$(4,795)	$(34,423)	$(49,430)
Changes during the period:
Change in AOCL/I before reclassifications to income	(3,095)	—	3,335	240
Reclassifications from AOCL/I to income during the period (2), (3)	1,149	38	—	1,187
Other comprehensive income for the period	(1,946)	38	3,335	1,427
Balance – June 30, 2016	$(12,158)	$(4,757)	$(31,088)	$(48,003)

For the three months ended June 30, 2015:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – March 31, 2015	$(2,844)	$(5,975)	$(33,509)	$(42,328)
Changes during the period:
Change in AOCL/I before reclassifications to income	(596)	—	6,224	5,628
Reclassifications from AOCL/I to income during the period (2), (3)	1,030	53	—	1,083
Other comprehensive income for the period	434	53	6,224	6,711
Balance – June 30, 2015	$(2,410)	$(5,922)	$(27,285)	$(35,617)

For the six months ended June 30, 2016:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2015	$(3,079)	$(4,832)	$(36,491)	$(44,402)
Changes during the period:
Change in AOCL/I before reclassifications to income	(11,452)	—	5,403	(6,049)
Reclassifications from AOCL/I to income during the period (2), (3)	2,373	75	—	2,448
Other comprehensive loss for the period	(9,079)	75	5,403	(3,601)
Balance – June 30, 2016	$(12,158)	$(4,757)	$(31,088)	$(48,003)

For the six months ended June 30, 2015:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2014	$(1,740)	$(6,028)	$(13,402)	$(21,170)
Changes during the period:
Change in AOCL/I before reclassifications to income	(2,453)	—	(13,883)	(16,336)
Reclassifications from AOCL/I to income during the period (2), (3)	1,783	106	—	1,889
Other comprehensive loss for the period	(670)	106	(13,883)	(14,447)
Balance – June 30, 2015	$(2,410)	$(5,922)	$(27,285)	$(35,617)

(1)	Amounts in parentheses represent debits (deferred losses).

(2)	The reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net of tax effect. See Note 9 – Derivatives and Hedging for information regarding the hedges.

(3)
The reclassifications related to defined benefit pension plans were recorded in Selling, general and administrative expense, net of tax effect. See Note 11 – Employee Benefits for information regarding the Company’s defined benefit pension plans.

Note 8 — Income Taxes

The provision for income taxes was $29.3 million for the three months ended June 30, 2016 compared to $28.4 million in the three months ended June 30, 2015. The effective income tax rate was 37.9% for the three months ended June 30, 2016 and 35.7% for the same period in 2015. The quarter-over-quarter increase in the effective income tax rate was primarily attributable to increases in non-deductible expenses relating to acquisitions and unrecognized tax benefits partially offset by an estimated greater percentage of 2016 pretax income being earned in lower tax countries and favorable tax law changes.

The provision for income taxes was $49.4 million for the six months ended June 30, 2016 compared to $44.2 million in the six months ended June 30, 2015. The effective income tax rate was 35.9% for the six months ended June 30, 2016 and 35.8% for the same period in 2015. The increase in the effective income tax rate was primarily attributable to increases in non-deductible expenses relating to acquisitions and unrecognized tax benefits mostly offset by an estimated greater percentage of 2016 pretax income being earned in lower tax countries and favorable tax law changes.

As of June 30, 2016 and December 31, 2015, the Company had gross unrecognized tax benefits of $31.6 million and $25.9 million, respectively. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $2.7 million within the next 12 months, due to the anticipated closure of audits and the expiration of certain statutes of limitation.

In July 2015, the United States Tax Court (the “Court”) issued an opinion relating to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement. In its opinion, the Court held that affiliated companies may exclude stock-based compensation expense from their cost-sharing arrangement. The Internal Revenue Service is currently appealing the decision. Because of uncertainty related to the final resolution of this litigation and the recognition of potential benefits to the Company, the Company has not recorded any financial benefit associated with this decision. The Company will monitor developments related to this case and the potential impact of those developments on the Company’s current and future consolidated financial statements.

Note 9 — Derivatives and Hedging

The Company enters into a limited number of derivative contracts to mitigate the cash flow risk associated with changes in interest rates on variable rate debt and changes in foreign exchange rates on forecasted foreign currency transactions. The Company accounts for its outstanding derivative contracts in accordance with FASB ASC Topic 815, which requires all derivatives, including derivatives designated as accounting hedges, to be recorded on the balance sheet and recognized at fair value. The following tables provide information regarding the Company’s outstanding derivatives contracts as of the dates indicated (in thousands, except for number of outstanding contracts):

June 30, 2016
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI
Interest rate swaps (1)	3	$700,000	$(20,263)	Other liabilities	$(12,158)
Foreign currency forwards (2)	22	31,900	(93)	Accrued liabilities	—
Total	25	$731,900	$(20,356)		$(12,158)

December 31, 2015
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI
Interest rate swaps (1)	3	$700,000	$(5,132)	Other liabilities	$(3,079)
Foreign currency forwards (2)	102	193,610	235	Accrued liabilities	—
Total	105	$893,610	$(4,897)		$(3,079)

(1)
The swaps have been designated and are accounted for as cash flow hedges of the forecasted interest payments on borrowings. As a result, changes in fair value of the swaps are deferred and are recorded in AOCL/I, net of tax effect (see Note 6 — Debt for additional information).

(2)
The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other expense, net since the Company does not designate these contracts as hedges for accounting purposes. All of the contracts outstanding at June 30, 2016 matured by the end of July 2016.

(3)	See Note 10 — Fair Value Disclosures for the determination of the fair value of these instruments.

At June 30, 2016, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties, and none of the derivative contracts contained credit-risk related contingent features. The following table provides information regarding amounts recognized in the Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amount recorded in:	2016	2015	2016	2015
Interest expense, net (1)	$1,969	$2,084	$3,956	$3,338
Other expense (income), net (2)	240	185	575	442
Total expense, net	$2,209	$2,269	$4,531	$3,780

(1)	Consists of interest expense from interest rate swap contracts.

(2)	Consists of realized and unrealized gains and losses on foreign currency forward contracts.

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

FASB ASC Topic 820 provides a framework for the measurement of fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of assets and liabilities. Classification within the hierarchy is based upon the lowest level of input that is significant to the resulting fair value measurement. The valuation hierarchy contains three levels. Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities. Level 2 measurements include significant other observable inputs such as quoted prices for similar assets or liabilities in active markets; identical assets or liabilities in inactive markets; observable inputs such as interest rates and yield curves; and other market-corroborated inputs. Level 3 measurements include significant unobservable inputs, such as internally-created valuation models. The Company does not currently utilize Level 3 valuation inputs to remeasure any of its assets or liabilities. However, level 3 inputs may be used by the Company in its required annual impairment review of recorded goodwill. Information regarding the periodic assessment of the Company’s goodwill is included in Note 5 — Goodwill and Intangible Assets. The Company does not typically transfer assets or liabilities between different levels of the fair value hierarchy.

The Company’s assets and liabilities that are remeasured to fair value are presented in the following table (in thousands):

	Fair Value	Fair Value
Description:	June 30, 2016	December 31, 2015
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$9,978	$8,671
Total Level 1 inputs	9,978	8,671
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	25,856	25,474
Foreign currency forward contracts (2)	22	610
Total Level 2 inputs	25,878	26,084
Total Assets	$35,856	$34,755
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$40,664	$39,071
Foreign currency forward contracts (2)	115	375
Interest rate swap contracts (3)	20,263	5,132
Total Level 2 inputs	61,042	44,578
Total Liabilities	$61,042	$44,578

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

Note 11 — Employee Benefits

Defined-Benefit Pension Plans

The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company’s defined-benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $0.8 million and $1.5 million for the three and six months ended June 30, 2016, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2015, respectively.

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

The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of June 30, 2016, the Company did not have any material payment obligations under any such indemnification agreements.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Factors That May Affect Future Performance” and elsewhere in this Quarterly Report and in the 2015 Form 10-K. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers should review carefully our risk factors described in the 2015 Form 10-K.
BUSINESS OVERVIEW
Gartner, Inc. is the world’s leading information technology research and advisory company. We deliver the technology-related insight necessary for our clients to make the right decisions, every day. From CIOs and senior information technology (IT) leaders in corporations and government agencies, to business leaders in high-tech and telecom enterprises and professional services firms, to supply chain professionals, digital marketing professionals and technology investors, we are the valuable partner to clients in 10,477 distinct enterprises. We work with clients to research, analyze and interpret the business of IT within the context of their individual roles. Gartner is headquartered in Stamford, Connecticut, U.S.A., and as of June 30, 2016, had 8,338 associates, including 1,830 research analysts and consultants, and we operate in more than 90 countries.

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

We had total revenues of $610.0 million in the second quarter of 2016, an increase of 11% compared to the second quarter of 2015 and 12% adjusted for the foreign exchange impact. Revenues in our Research business increased 16% and 17% adjusted for the foreign exchange impact. In Consulting, revenues increased 6% on both a reported basis and adjusted for the foreign exchange impact. Events revenues decreased 10% on both a reported basis and adjusted for the foreign exchange impact due to timing. For a more complete discussion of our results by segment, see Segment Results below. For the second quarter of 2016, we had net income of $47.9 million and diluted earnings per share of $0.57.

Our operating cash flow was $153.3 million for the six months ended June 30, 2016 compared to $149.4 million for the same period in 2015. We had $445.1 million of cash and cash equivalents at June 30, 2016 and $966.0 million of available borrowing capacity on our revolver facility. We refinanced our debt in June 2016 to take advantage of favorable financing conditions and to obtain greater flexibility through a larger revolving credit facility. Our new credit arrangement provides for a $600.0 million secured five-year term loan and a $1.2 billion secured five-year revolving credit facility. During the six months ended June 30, 2016, we used $25.3 million in cash for capital expenditures, $52.0 million to repurchase our common shares, and $29.9 million for acquisitions.

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

The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that may have cancellation or fiscal funding clauses. It is our policy to record the amount of the contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue, since the contract represents a legally enforceable claim.

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

The following table provides our total fees receivable and the related allowance for losses (in thousands):

	June 30, 2016	December 31, 2015
Total fees receivable	$621,145	$587,663
Allowance for losses	(7,350)	(6,900)
Fees receivable, net	$613,795	$580,763

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

RESULTS OF OPERATIONS

Overall Results

The following tables present selected line items and period-over-period changes in our interim Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	$609,998	$547,936	$62,062	11%
Costs and expenses:
Cost of services and product development	231,422	210,495	(20,927)	(10)
Selling, general and administrative	272,009	237,991	(34,018)	(14)
Depreciation	9,025	8,440	(585)	(7)
Amortization of intangibles	6,210	2,107	(4,103)	>(100)
Acquisition and integration charges	8,033	3,683	(4,350)	>(100)
Operating income	83,299	85,220	(1,921)	(2)
Interest expense, net	(7,356)	(5,240)	(2,116)	(40)
Other income (expense), net	1,248	(468)	1,716	>100
Provision for income taxes	29,280	28,357	(923)	(3)
Net income	$47,911	$51,155	$(3,244)	(6)%

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	$1,167,264	$1,019,122	$148,142	15%
Costs and expenses:
Cost of services and product development	443,463	388,257	(55,206)	(14)
Selling, general and administrative	529,420	467,513	(61,907)	(13)
Depreciation	17,859	16,429	(1,430)	(9)
Amortization of intangibles	12,393	4,246	(8,147)	>(100)
Acquisition and integration charges	16,401	8,775	(7,626)	(87)
Operating income	147,728	133,902	13,826	10
Interest expense, net	(13,362)	(8,720)	(4,642)	(53)
Other income (expense), net	3,132	(1,430)	4,562	>100
Provision for income taxes	49,420	44,246	(5,174)	(12)
Net income	$88,078	$79,506	$8,572	11%

Total revenues for the three months ended June 30, 2016 increased $62.1 million, to $610.0 million, an increase of 11% compared to the three months ended June 30, 2015, and 12% adjusted for the impact of foreign currency exchange. Reported revenues for the six months ended June 30, 2016 increased $148.1 million, to $1,167.3 million, an increase of 15% compared to the six months ended June 30, 2015, and 16% adjusted for foreign exchange impact. Please refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development increased $20.9 million, or 10%, in the second quarter of 2016 compared to the second quarter of 2015. The increase was primarily attributable to $16.0 million in higher payroll and related benefits costs resulting from increased headcount and approximately $9.0 million in additional program costs. These increases were partially offset by $4.0 million in lower events costs, which was due to timing, as three large events held in the first quarter of 2016 were held in the second quarter of 2015. Excluding the foreign exchange impact, costs also increased 10% quarter-over-quarter. Cost of services and product development as a percentage of revenues was 38% for both second quarter of 2016 and 2015. For the six month periods, Cost of services and product development expense increased $55.2 million, or 14% (15% adjusted for the foreign exchange impact) in 2016 compared to the same period in 2015. Consistent with the quarterly increase, the additional expense was primarily due to higher payroll and benefit costs due to increased headcount. Cost of services and product development as a percentage of revenues was 38% for both the six months ended June 30, 2016 and 2015.

Selling, general and administrative (“SG&A”) expense increased $34.0 million, or 14% quarter-over-quarter. Adjusted for the foreign exchange impact, quarter-over-quarter SG&A expense increased 15%.The increase was primarily due to $29.0 million of additional payroll cost and commissions. We also had $5.0 million in higher program costs, such as recruiting and relocation, internal meetings, and facilities costs. The higher payroll cost was mostly driven by additional headcount, which increased 15% quarter-over-quarter overall. The headcount increase includes additional quota-bearing sales associates, which increased 11%, to 2,297 at June 30, 2016. For the six months ended June 30, 2016, SG&A expense increased 13%, driven by the same factors as the quarterly increase. Adjusted for the foreign exchange impact, SG&A expense increased 15%.

Depreciation expense increased in both the three and six month periods ended June 30, 2016 compared to the same periods in 2016 due to our additional investment in property, equipment, and leasehold improvements.

Amortization of intangibles increased in both the three and six months ended June 30, 2016 compared to the same periods in 2015 due to the additional amortization resulting from the intangibles recorded from our 2015 acquisitions.

Acquisition and integration charges are directly-related to our business acquisitions and include amounts accrued for payments contingent on the achievement of certain employment conditions, legal, consulting, and severance costs. These charges amounted to $8.0 million and $16.4 million in the three and six months ended June 30, 2016, respectively, which represent substantially higher charges compared to the similar periods in 2015. Both the three and six month increases are attributable to our 2015 acquisitions.

Operating income decreased $1.9 million, or 2%, quarter-over-quarter. Operating income as a percentage of revenues was approximately 14% for the three months ended June 30, 2016 compared to 16% in the prior year quarter. The decrease was primarily due to higher SG&A expenses and acquisition and integration charges in the 2016 quarter, as well as lower contributions in our Consulting and Events segments (see the Segment Results section below for further discussion). For the six month periods, operating income increased 10% in 2016 compared to 2015, while operating income as a percentage of revenues was 13% for both six month periods.

Interest expense, net increased in both the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to additional borrowings in 2016, and to a lesser extent, the write-off of $1.3 million in previously capitalized debt issuance costs related to our refinancing in June 2016.

Other income (expense), net for the three months ended June 30, 2016 primarily reflects the net impact of foreign currency gains and losses from our hedging activities, and for the six months ended June 30, 2016 it also includes the sale of certain state tax credits and the recognition of other tax incentives. For the three and six months ended June 30, 2015, Other income (expense) primarily includes the net impact of foreign currency exchange gains and losses related to certain hedging activities.

Provision for income taxes was $29.3 million for the three months ended June 30, 2016 compared to $28.4 million in the three months ended June 30, 2015. The effective income tax rate was 37.9% for the three months ended June 30, 2016 and 35.7% for the same period in 2015. The quarter-over-quarter increase in the effective income tax rate was primarily attributable to increases in non-deductible expenses relating to acquisitions and unrecognized tax benefits partially offset by an estimated greater percentage of 2016 pretax income being earned in lower tax countries and favorable tax law changes.

The provision for income taxes was $49.4 million for the six months ended June 30, 2016 compared to $44.2 million in the six months ended June 30, 2015. The effective income tax rate was 35.9% for the six months ended June 30, 2016 and 35.8% for the same period in 2015. The increase in the effective income tax rate was primarily attributable to increases in non-deductible expenses relating to acquisitions and unrecognized tax benefits mostly offset by an estimated greater percentage of 2016 pretax income being earned in lower tax countries and favorable tax law changes.

Net income decreased 6% quarter-over-quarter, to $47.9 million in the three months ended June 30, 2016, while diluted earnings per share decreased 7%, to $0.57 per share. The decreases in 2016 were primarily driven by lower operating income, as well as additional interest expense and a higher effective tax rate. For the six month periods, net income increased 11% in 2016 compared to 2015 while diluted earnings per share increased 14%, to $1.05 per share due to higher operating income and a lower share count.

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

The following sections present the results of our three reportable business segments:

Research

	As Of And For The Three Months Ended June 30, 2016	As Of And For The Three Months Ended June 30, 2015	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2016	As Of And For The Six Months Ended June 30, 2015	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$449,170	$385,718	$63,452	16%	$889,441	$766,808	$122,633	16%
Gross contribution (1)	$313,688	$269,846	$43,842	16%	$621,874	$536,911	$84,963	16%
Gross contribution margin	70%	70%	—	—	70%	70%	—	—

Business Measurements:
Total contract value (1), (2)	$1,754,100	$1,613,000	$141,100	9%
Research contract value (1), (3)	$1,735,000	$1,594,800	$140,200	9%
Client retention	83%	85%	(2) points	—
Wallet retention	104%	106%	(2) points	—

(1)	In thousands.

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

Research segment revenues increased 16% in the three months ended June 30, 2016 compared to the same quarter in 2015. Adjusted for the impact of foreign currency exchange, revenues increased by 17% in the 2016 period. The segment gross contribution margin was 70% for both the second quarter of 2016 and 2015. For the six month periods, revenues increased 16% in 2016 on a reported basis and 18% adjusted for the foreign currency impact, while the gross contribution margin was 70% for both six month periods.

Total contract value at June 30, 2016 increased 9% compared to June 30, 2015 on a reported basis and 13% adjusted for the negative impact of foreign currency exchange. Total contract value as of June 30, 2016 increased by double-digits across all of the Company’s sales regions and client sizes and virtually every industry segment compared to June 30, 2015. At June 30, 2016, enterprise client retention was 83% and enterprise wallet retention was 104%.

Consulting

	As Of And For The Three Months Ended June 30, 2016	As Of And For The Three Months Ended June 30, 2015	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2016	As Of And For The Six Months Ended June 30, 2015	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$94,068	$88,336	$5,732	6%	$179,008	$165,128	$13,880	8%
Gross contribution (1)	$33,274	$33,255	$19	—%	$62,651	$59,582	$3,069	5%
Gross contribution margin	35%	38%	(3) points	—	35%	36%	(1) point	—

Business Measurements:
Backlog (1)	$108,600	$97,400	$11,200	11%
Billable headcount	626	564	62	11%
Consultant utilization	69%	68%	1 point	—	68%	68%	—	—
Average annualized revenue per billable headcount (1)	$408	$409	$(1)	—%	$397	$402	$(5)	(1)%

(1)	Dollars in thousands.

Consulting revenues increased $5.7 million, or 6%, quarter-over-quarter. The impact of foreign currency exchange was not significant. Revenue increased in core consulting but declined in our contract optimization practice. The gross contribution margin was 35% for the three months ended June 30, 2016 and 38% for the three months ended June 30, 2015, with the decline driven by higher delivery costs in core consulting and lower revenue in contract optimization.

For the six month periods, Consulting revenues increased $13.9 million, or 8%, in 2016 and adjusted for foreign exchange impact, revenue growth was 9%, while the gross contribution margin declined by 1 point. Backlog was $108.6 million at June 30, 2016, an increase of 11% compared to June 30, 2015.

Events

	As Of And For The Three Months Ended June 30, 2016	As Of And For The Three Months Ended June 30, 2015	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2016	As Of And For The Six Months Ended June 30, 2015	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$66,760	$73,882	$(7,122)	(10)%	$98,815	$87,186	$11,629	13%
Gross contribution (1)	$36,062	$39,442	$(3,380)	(9)%	$49,045	$41,884	$7,161	17%
Gross contribution margin	54%	53%	1 point	—	50%	48%	2 points	—

Business Measurements:
Number of events	25	26	(1)	(4)%	37	35	2	6%
Number of attendees	15,451	17,107	(1,656)	(10)%	23,091	21,172	1,919	9%

(1)	Dollars in thousands.

Events revenues decreased 10% quarter-over-quarter on both a reported basis and adjusted for foreign currency impact. The revenue and the gross contribution decreases were due to timing, as three large events that were held in the second quarter of 2015 were held in the first quarter in 2016. In total, we held 25 events in second quarter 2016, which consisted of 21 ongoing events, 3 new events and 1 event moved into the quarter. Revenue from the 21 events that were held in both second quarter 2016 and 2015 increased by 16%. Both the number of attendees and exhibitors declined in the second quarter of 2016 compared to 2015 due to the calendar shift, while average revenue per attendee declined slightly and average revenue per exhibitor increased by 7%. The gross contribution margin increased by 1 point due to the stronger average revenue per exhibitor.

For the six month periods, revenues increased $11.6 million in 2016 when compared to 2015, or 13%, on both a reported basis and adjusted for foreign currency impact. The 37 events held through June 30, 2016 consisted of 33 ongoing events, 3 new events, and one event moved into the period. The number of attendees increased 9% and exhibitors increased 2%, while average revenue decreased slightly for attendees but increased 12% for exhibitors. The gross contribution margin increased 2 points, and consistent with the quarter, the increase was primarily due to stronger average revenue per exhibitor.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and borrowings under our 2016 Credit Agreement. At June 30, 2016, we had $445.1 million of cash and cash equivalents. Our cash and cash equivalents are held in numerous locations throughout the world, with 94% held outside the United States at June 30, 2016.

Our 2016 Credit Agreement provides for a secured five-year $600.0 million term loan and a secured five-year $1.2 billion revolving credit facility. As of June 30, 2016, the Company had $600.0 million outstanding under the term loan and $230.0 million outstanding under the revolver. As of June 30, 2016 the Company had $966.0 million of available borrowing capacity under the revolver. We believe we have adequate liquidity to meet our currently anticipated needs.

The following table summarizes the changes in the Company’s cash and cash equivalents for the periods indicated (in thousands):

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Cash Increase (Decrease)
Cash provided by operating activities	$153,314	$149,403	$3,911
Cash used in investing activities	(55,233)	(23,614)	(31,619)
Cash used in financing activities	(33,771)	(116,501)	82,730
Net increase in cash and cash equivalents	64,310	9,288	55,022
Effects of exchange rates	7,767	(17,009)	24,776
Beginning cash and cash equivalents	372,976	365,302	7,674
Ending cash and cash equivalents	$445,053	$357,581	$87,472

Operating

Operating cash flow increased by $3.9 million, or 3%, when comparing the six months ended June 30, 2016 to the same period in 2015. The increase was primarily due to higher net income and lower cash payments for income taxes in the first half of 2016, which was substantially offset by higher cash payments for bonuses, commissions, and interest on our borrowings.

Investing

We used $55.2 million of cash in our investing activities in the six months ended June 30, 2016 compared to $23.6 million of cash used in the prior year period. Cash used in 2016 was higher primarily due to the acquisition of SCM World in the second quarter.

Financing

Cash used was $33.8 million in the six months ended June 30, 2016 compared to $116.5 million of cash used in the six months ended June 30, 2015. The decrease in cash used in 2016 was due to lower share repurchases in the 2016 period. In total we used $52.0 million in cash for share repurchases in the 2016 period and realized $18.2 million from net borrowings and employee share-related activities, resulting in the net use of cash of $33.8 million. In the 2015 period, we used $441.4 million in cash for share repurchases, while we realized $324.9 million from net borrowings and employee share-related activities, resulting in the net use of cash of $116.5 million.

OBLIGATIONS AND COMMITMENTS

2016 Credit Agreement

The Company has a five-year secured credit arrangement that it entered into in June 2016 that provides for a $600.0 million term loan and a $1.2 billion revolving credit facility. Under the revolving credit facility, amounts may be borrowed, repaid, and re-borrowed through the maturity date of the agreement in December 2021. The term and revolving facilities may be increased, at the Company's option, by up to an additional $500.0 million in the aggregate. As of June 30, 2016, the Company had $600.0 million outstanding under the term loan and $230.0 million under the revolver. See Note 6 - Debt in the Notes to the Condensed Consolidated Financial Statements for additional information regarding the 2016 Credit Agreement.

Off-Balance Sheet Arrangements

Through June 30, 2016, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

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

Financial Instrument Credit Losses

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, "Financial Instruments—Credit Losses" ("ASU No. 2016-13"). ASU No. 2016-13 amends the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU No. 2016-13 is effective for Gartner on January 1, 2020, with early adoption permitted. We are currently evaluating the potential impact of ASU No. 2016-13 on the Company's consolidated financial statements.

Stock-Based Compensation
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"). ASU 2016-09 modifies several aspects of the accounting for employee share-based payment transactions, to include the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related amounts within the statement of cash flows. The provisions of the new rule will be effective for Gartner on January 1, 2017, with early adoption permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02") which will require significant changes in the accounting and disclosure of lease arrangements. Among the significant changes required by ASU No. 2016-02 is that almost all lease obligations will be recorded on the balance sheet as a liability, along with a corresponding right of use asset. Currently under U.S. GAAP, lease arrangements that meet certain criteria are considered operating leases and are not recorded on the balance sheet. ASU No. 2016-02 also requires certain key information about leasing arrangements be disclosed. ASU No. 2016-02 will be effective for Gartner on January 1, 2019. We are currently evaluating the impact of this new standard on our consolidated financial statements.

Revenue

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU No. 2014-09"). ASU No. 2014-09 and related amendments require changes in revenue recognition policies as well as require enhanced disclosures. ASU No. 2014-09 is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in existing revenue recognition rules; provide a more robust framework for addressing revenue recognition issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and provide more useful information to users of financial statements through improved revenue disclosures. ASU No. 2014-09 will be effective for Gartner on January 1, 2018, and the Company expects to complete its assessment of the estimated impact of ASU No. 2014-09 on its consolidated financial statements by the end of 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company has a five-year secured credit arrangement that it entered into in June 2016 that provides for a $600.0 million term loan and a $1.2 billion revolving credit facility. At June 30, 2016, we had $600.0 million outstanding under the term loan and $230.0 million under the revolver. We have exposure to changes in interest rates since amounts borrowed under our 2016 Credit Agreement are based on a floating base rate of interest. However, we reduce our exposure to changes in interest rates through our interest rate swap contracts which effectively convert the floating base interest rate on the first $700.0 million of our variable rate borrowings to fixed rates. Thus we are exposed to interest rate risk on borrowings under the 2016 Credit Agreement only in excess of $700.0 million. At June 30, 2016, the amount of unhedged borrowings under the 2016 Credit Agreement was $130.0 million. As an indication of our exposure to interest rate risk, a hypothetical 25 basis point increase or decrease in interest rates could change our 2016 pre-tax annual interest expense on the $130.0 million of unhedged borrowings by approximately $0.3 million.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars since the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ (deficit) equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At June 30, 2016, we had $445.1 million of cash and cash equivalents, a substantial portion of which was denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on June 30, 2016 would have increased or decreased by approximately $22.0 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings since movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S dollar.

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

CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents, accounts receivable, interest rate swap contracts and foreign exchange contracts. The majority of the Company’s cash and cash equivalents, interest rate swap contracts, and its foreign exchange contracts are with large investment grade commercial banks. Accounts receivable balances deemed to be collectible from customers have limited concentration of credit risk due to our diverse customer base and geographic dispersion.

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

Management conducted an evaluation, as of June 30, 2016, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

The following table provides detail related to repurchases of our outstanding Common Stock during the six months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that may yet be purchased under our Share Repurchase Program (in billions) (1)
2016
January	36,554	$82.00
February	299,211	81.14
March	131,058	84.02
Total for quarter	466,823	$82.02
April	428	$88.06
May	64,551	98.04
June	1,108	100.81
Total for quarter	66,087	$98.03	$1.1

(1) As of June 30, 2016.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

4.2	Credit Agreement, dated as June 17, 2016, among the Company, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as administrative agent.

4.3	Guarantee and Collateral Agreement, dated as of June 17, 2016, among the Company and certain of its subsidiaries, in favor of JPMorgan Chase Bank, N.A., as administrative agent.

31.1	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32	Certification under 18 U.S.C. 1350.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.

Items 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date:	August 4, 2016	/s/ Craig W. Safian
Craig W. Safian
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)