Form 10-Q
period 2016-09-30
GARTNER INC
filed 2016-11-03
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, 82,609,884 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$465,734	$372,976
Fees receivable, net of allowances of $7,000 and $6,900, respectively	560,202	580,763
Deferred commissions	112,697	124,831
Prepaid expenses and other current assets	107,316	62,427
Total current assets	1,245,949	1,140,997
Property, equipment and leasehold improvements, net	118,789	108,733
Goodwill	742,926	715,359
Intangible assets, net	81,769	96,544
Other assets	88,307	113,053
Total Assets	$2,277,740	$2,174,686
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$348,429	$387,691
Deferred revenues	1,028,995	900,801
Current portion of long-term debt	40,000	35,000
Total current liabilities	1,417,424	1,323,492
Long-term debt	696,405	790,000
Other liabilities	174,409	193,594
Total Liabilities	2,288,238	2,307,086
Stockholders’ Deficit
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 156,234,415 shares issued for both periods	78	78
Additional paid-in capital	851,077	818,546
Accumulated other comprehensive loss, net	(47,784)	(44,402)
Accumulated earnings	1,577,521	1,450,684
Treasury stock, at cost, 73,575,816 and 73,896,245 common shares, respectively	(2,391,390)	(2,357,306)
Total Stockholders’ Deficit	(10,498)	(132,400)
Total Liabilities and Stockholders’ Deficit	$2,277,740	$2,174,686

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Research	$461,502	$396,179	$1,350,943	$1,162,987
Consulting	79,082	74,686	258,090	239,814
Events	33,475	29,301	132,290	116,487
Total revenues	574,059	500,166	1,741,323	1,519,288
Costs and expenses:
Cost of services and product development	223,122	193,602	666,585	581,859
Selling, general and administrative	269,902	236,355	799,322	703,868
Depreciation	9,531	8,510	27,390	24,939
Amortization of intangibles	6,221	2,737	18,614	6,983
Acquisition and integration charges	16,557	6,488	32,958	15,263
Total costs and expenses	525,333	447,692	1,544,869	1,332,912
Operating income	48,726	52,474	196,454	186,376
Interest expense, net	(5,932)	(6,049)	(19,294)	(14,769)
Other income, net	1,954	5,367	5,086	3,937
Income before income taxes	44,748	51,792	182,246	175,544
Provision for income taxes	14,264	21,426	55,149	65,672
Net income	$30,484	$30,366	$127,097	$109,872

Net income per share:
Basic	$0.37	$0.37	$1.54	$1.30
Diluted	$0.36	$0.36	$1.52	$1.29
Weighted average shares outstanding:
Basic	82,638	82,989	82,549	84,244
Diluted	83,803	84,113	83,761	85,435

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$30,484	$30,366	$127,097	$109,872
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,032)	(7,900)	2,371	(21,783)
Interest rate hedges – net change in deferred loss	3,214	(5,810)	(5,865)	(6,480)
Pension – net change in actuarial deferred loss	37	53	112	159
Other comprehensive income (loss), net of tax	219	(13,657)	(3,382)	(28,104)
Comprehensive income	$30,703	$16,709	$123,715	$81,768

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities:
Net income	$127,097	$109,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,004	31,922
Stock-based compensation expense	36,128	36,980
Excess tax benefits from stock-based compensation	—	(11,222)
Deferred taxes	(13,415)	(5,724)
Amortization and write-off of deferred financing fees	2,611	2,392
Changes in assets and liabilities:
Fees receivable, net	26,242	57,045
Deferred commissions	12,376	18,251
Prepaid expenses and other current assets	(43,402)	(42,347)
Other assets	21,597	(12,878)
Deferred revenues	114,197	109,595
Accounts payable, accrued, and other liabilities	(47,172)	(27,579)
Cash provided by operating activities	282,263	266,307
Investing activities:
Additions to property, equipment and leasehold improvements	(36,877)	(36,067)
Acquisitions - cash paid (net of cash acquired)	(29,363)	(169,853)
Acquisitions - increase in restricted cash (escrow)	—	(25,625)
Cash used in investing activities	(66,240)	(231,545)
Financing activities:
Proceeds from employee stock purchase plan	6,931	5,583
Proceeds from borrowings	747,500	450,000
Payments for debt issuance costs	(4,975)	—
Payments on borrowings	(827,500)	(15,000)
Purchases of treasury stock	(52,889)	(453,000)
Excess tax benefits from stock-based compensation	—	11,222
Cash used in financing activities	(130,933)	(1,195)
Net increase in cash and cash equivalents	85,090	33,567
Effects of exchange rates on cash and cash equivalents	7,668	(27,625)
Cash and cash equivalents, beginning of period	372,976	365,302
Cash and cash equivalents, end of period	$465,734	$371,244

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

Basis of presentation. The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 270 for interim financial information and with the applicable instructions of the U.S. Securities & Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X on Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its Annual Report on Form 10-K for the year ended December 31, 2015. The fiscal year of Gartner is the twelve-month calendar period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and nine months ended September 30, 2016 may not be indicative of the results of operations for the remainder of 2016 or beyond.

Principles of consolidation. The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

Adoption of new accounting standards. The Company has recently adopted the following accounting standard:

Stock-Based Compensation Accounting — The Company adopted FASB Accounting Standards Update (ASU) 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU No. 2016-09"), in the third quarter of 2016. While the required effective date for the adoption of this amendment for Gartner is January 1, 2017, the Company elected to early adopt ASU No. 2016-09, as permitted by the amendment. ASU No. 2016-09 requires changes in accounting for stock-based compensation, some of which must be applied to the beginning of the Company's current fiscal year, January 1, 2016.

Among the changes required by ASU No. 2016-09 is that excess tax benefits or deficiencies resulting from stock-based compensation awards must be recognized in income tax expense in the Company’s Condensed Consolidated Statements of Operations. Prior to ASU No. 2016-09, excess tax benefits or deficiencies were recorded in additional paid-in capital in Stockholders' (Deficit) Equity in the Condensed Consolidated Balance Sheet. ASU No. 2016-09 requires companies to apply this amendment from the beginning of the fiscal year in which it is adopted. Accordingly, this provision is effective for Gartner beginning January 1, 2016. As a result, our previously reported income tax expense, net income, earnings per share, and accumulated earnings for the six months ended June 30, 2016 have been adjusted, and the table below summarizes these changes. As disclosed in the table, the adoption of ASU No. 2016-09 increased both our basic and diluted earnings per share for the six months ended June 30, 2016 by $0.10 per share. For the three and nine months ended September 30, 2016, the adoption of ASU No. 2016-09 increased both basic and diluted earnings per share by $0.01 and $0.11 per share, respectively.

ASU No. 2016-09 also requires excess tax benefits related to stock-based compensation awards to be reported as cash flows from operating activities along with all other income tax cash flows on the Condensed Consolidated Statement of Cash Flows. Previously these excess tax benefits were reported as cash flows from financing activities on the Condensed Consolidated Statement of Cash Flows. ASU No. 2016-09 allows companies to elect either a prospective or retrospective application for the cash flow classification change, for which the Company has elected to apply this classification amendment prospectively, effective January 1, 2016. As a result, approximately $8.5 million in excess tax benefits previously reported as cash flows from financing activities on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016 have been reclassified as cash flows from operating activities. The table below summarizes these retroactive changes. The Company also recorded an additional $0.5 million of excess tax benefits in the three months ended September 30, 2016 for stock-based compensation awards, resulting in a total excess tax benefit for the nine months ended September 30, 2016 of approximately $9.0 million.

ASU No. 2016-09 also permits companies to make an entity-wide accounting policy election to recognize forfeitures of share-based awards as they occur or make an estimate by applying a forfeiture rate each quarter. The Company previously estimated forfeitures but has optionally selected to change its accounting policy and account for forfeitures as they occur. ASU No. 2016-09 requires this change in accounting policy to be applied using a cumulative-effect adjustment to accumulated earnings as of the beginning of the period in which the rule is adopted. Accordingly, the Company has adjusted its opening accumulated earnings effective January 1, 2016 and as a result the previously reported accumulated earnings balances as of March 31, 2016 and June 30, 2016 have been impacted. The table below summarizes these retroactive changes.

The following table summarizes the retroactive impact of the adoption of ASU 2016-09 for the periods indicated (in thousands, except earnings per share data):

	Three Months Ended		Three Months Ended		Six Months Ended
	March 31, 2016		June 30, 2016		June 30, 2016
	As Originally Reported	Adjusted	As Originally Reported	Adjusted	As Originally Reported	Adjusted
Provision for income taxes	$20,140	$15,320	$29,280	$25,565	$49,420	$40,884
Net income	40,167	44,987	47,911	51,626	88,078	96,614
Basic earnings per share	0.49	0.55	0.58	0.63	1.07	1.17
Diluted earnings per share (1)	0.48	0.54	0.57	0.62	1.05	1.15
Operating cash flow	8,580	13,331	144,734	148,452	153,314	161,783
Accumulated earnings	$1,490,851	$1,495,411	$1,538,762	$1,547,037	$1,538,762	$1,547,037

(1) ASU No. 2016-09 requires certain changes in the calculation of diluted shares. The impact of applying these changes was not significant.

Accounting standards issued but not yet adopted. The FASB has issued several accounting standards that have not yet become effective and that may impact the Company’s consolidated financial statements or related disclosures in future periods. These standards and their potential impact are discussed below:

Statement of Cash Flows — In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU No. 2016-15"). ASU No. 2016-15 sets forth classification requirements for certain cash flow transactions. ASU No. 2016-15 is effective for Gartner on January 1, 2018, with early adoption permitted. We have evaluated the impact of ASU No. 2016-15 and we do not expect that it will have a material impact on Gartner's consolidated financial statements.

Financial Instrument Credit Losses — In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses" ("ASU No. 2016-13"). ASU No. 2016-13 amends the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU No. 2016-13 is effective for Gartner on January 1, 2020, with early adoption permitted. We are currently evaluating the potential impact of ASU No. 2016-13 on the Company's consolidated financial statements.

Leases — In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02") which will require significant changes in the accounting and disclosure of lease arrangements. Among the significant changes required by ASU No. 2016-02 is that almost all lease obligations will be recorded on the balance sheet as a liability, along with a corresponding right of use asset. Currently under U.S. GAAP, lease arrangements that meet certain criteria are considered operating leases and are not recorded on the balance sheet. ASU No. 2016-02 also requires expanded disclosures about leasing arrangements. ASU No. 2016-02 will be effective for Gartner on January 1, 2019. We are currently evaluating the impact of ASU No. 2016-02 on the Company's consolidated financial statements.

Financial Instruments Recognition and Measurement — In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments Overall - Recognition and Measurement of Financial Assets and Liabilities" ("ASU No. 2016-01") to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among the significant changes required by ASU No. 2016-01 is that equity investments will be measured at fair value with changes in fair value recognized in net income. ASU No. 2016-01 will be effective for Gartner on January 1, 2018. We have evaluated the impact of ASU No. 2016-1 and we do not expect that it will have a material impact on Gartner's consolidated financial statements but may require additional disclosure.

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

On June 28, 2016, the Company acquired 100% of the outstanding capital stock of Newco 5CL Limited (which operates under the trade name "SCM World"), a privately-held firm based in London with 60 employees. SCM World is a leading cross-industry peer network and learning community providing subscription-based research and conferences for supply chain executives. The Company paid $34.2 million in cash held overseas at close. On a net basis, and for cash flow reporting purposes, the Company paid $28.3 million in cash at close for SCM World, which represents the gross cash paid of $34.2 million less cash held by SCM World at the acquisition date.

The Company may also be required to pay up to an additional $15.0 million in cash for potential earn-out payments tied to the performance of SCM World through December 31, 2016. The potential payment under the earn-out and the related fair value of the earn-out payment were determined as of the acquisition date. The fair value of the earn-out on the acquisition date was recorded as part of the cost of the acquisition and will be adjusted to fair value at each reporting period through income until the final amount of the earn-out liability is determined as of December 31, 2016. Separately, the Company also determined on the date of the acquisition that it may also be required to pay up to an additional $8.0 million in cash contingent on the achievement of certain employment conditions by several key employees (who are also former shareholders) of SCM World, which is being recognized as an expense over the related service period of two years. During the three months ended September 30, 2016, the Company recorded $4.5 million of expense for the earn-out due to a change in its fair value and an additional $1.0 million for the achievement of certain employment conditions.

The Company recorded $33.9 million of goodwill and amortizable intangible assets for SCM World (see Note 5—Goodwill and Intangible Assets for additional information) and an immaterial amount of other assets on a net basis as of the acquisition date. The valuation of the intangible assets and the overall allocation of the purchase price is preliminary, which the Company expects to finalize in the fourth quarter of 2016. The operating results and the related goodwill are being reported as part of the Company's Research and Events segments and goodwill resulting from the acquisition will not be deductible for tax purposes. Had the Company acquired SCM World in a prior period, the impact to the Company's results would not have been material, and as a result pro forma financial information for prior periods has not been provided.

The Company recognized acquisition and integration charges of $16.6 million and $6.5 million in the three months ended September 30, 2016 and 2015, respectively, and $33.0 million and $15.3 million in the nine months ended September 30, 2016 and 2015, respectively. These charges are reported in the line Acquisition and integration charges in the Condensed Consolidated Statements of Operations and include amounts accrued for payments contingent on the achievement of certain performance targets and employment conditions, as well as legal, consulting, severance, and other costs. The Company paid $35.5 million in cash during the nine months ended September 30, 2016 for the achievement of certain employment conditions related to acquisitions completed in prior periods, of which $13.6 million was paid from escrow and $21.9 million was paid from Company cash. Separately, during the nine months ended September 30, 2016, the Company also paid $1.0 million in cash for a working capital settlement related to a 2015 acquisition.

Note 2 — Earnings per Share

The following table sets forth the calculations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income used for calculating basic and diluted earnings per common share	$30,484	$30,366	$127,097	$109,872

Denominator:
Weighted average number of common shares used in the calculation of basic earnings per share	82,638	82,989	82,549	84,244
Common stock equivalents associated with stock-based compensation plans (1)	1,165	1,124	1,212	1,191
Shares used in the calculation of diluted earnings per share	83,803	84,113	83,761	85,435

Basic earnings per share	$0.37	$0.37	$1.54	$1.30
Diluted earnings per share	$0.36	$0.36	$1.52	$1.29

(1)
Certain common stock equivalents were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. These common share equivalents totaled less than 0.2 million in each of the periods presented.

Note 3 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. At September 30, 2016, the Company had a total of 6.2 million shares of its common stock, par value $.0005 per share (the “Common Stock”), available for stock-based compensation awards under its 2014 Long-Term Incentive Plan.

The Company accounts for stock-based compensation awards in accordance with FASB ASC Topics 505 and 718, as interpreted by SEC Staff Accounting Bulletins No. 107 (“SAB No. 107”) and No. 110 (“SAB No. 110”). Stock-based compensation expense is based on the fair value of the award on the date of grant, which is then recognized as expense over the related service period. The service period is the period over which the related service is performed, which is generally the same as the vesting period. Currently, the Company issues treasury shares upon the exercise, release or settlement of stock-based compensation awards.

Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards requires the input of certain complex and subjective assumptions, including the expected life of the stock-based compensation awards and the Common Stock price volatility. In addition, determining the appropriate amount of associated periodic expense requires management to estimate the likelihood of the achievement of certain performance targets. The assumptions used in calculating the fair value of stock-based compensation awards and the associated periodic expense represent management’s best estimates, which involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, then the amount of expense may need to be adjusted and future stock-based compensation expense could be materially different from what has been recorded in the current period.

The Company adopted FASB ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," in the third quarter of 2016. ASU No. 2016-09 requires certain changes in accounting for stock compensation under FASB ASC Topic No. 718. Among the changes required by ASU No. 2016-09 is that excess tax benefits or deficiencies resulting from stock-based compensation awards must be recognized in income tax expense in the Condensed Consolidated Statement of Operations. Prior to ASU No. 2016-09, excess tax benefits or deficiencies were recorded in additional paid-in capital in Stockholders' (Deficit) Equity in the Condensed Consolidated Balance Sheet. ASU No. 2016-09 also requires that excess tax benefits related to share-based awards to be reported as cash flows from operating activities along with all other income tax cash flows on the Condensed Consolidated Statement of Cash Flows; previously these excess tax benefits were reported as cash flows from financing activities. ASU No. 2016-09 allows companies to elect either a prospective or retrospective application for the cash flow classification change, for which the Company has elected to apply this classification amendment prospectively, effective January 1, 2016. ASU No. 2016-09 also permits companies to make an entity-wide accounting policy election to recognize forfeitures of stock-based compensation awards as they occur or make an estimate by applying a forfeiture rate each quarter. The Company previously estimated forfeitures but has optionally selected to change its accounting policy and account for forfeitures as they occur. Note 1 — Business and Basis of Presentation provides information regarding the impact of the adoption of ASU No. 2016-09.

Stock-Based Compensation Expense

The Company recognized the following amounts of stock-based compensation expense by award type and expense category in the periods indicated (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Award type:	2016	2015	2016	2015
Stock appreciation rights	$1.3	$1.1	$4.3	$4.5
Common stock equivalents	0.2	0.2	0.5	0.5
Restricted stock units	8.0	8.3	31.3	32.0
Total (1)	$9.5	$9.6	$36.1	$37.0

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amount recorded in:	2016	2015	2016	2015
Cost of services and product development	$4.6	$4.5	$17.0	$16.1
Selling, general and administrative	4.9	5.1	19.1	20.9
Total (1)	$9.5	$9.6	$36.1	$37.0

(1)
Includes charges of $2.5 million and $3.0 million for the three months ended September 30, 2016 and 2015, respectively, and $16.5 million and $17.4 million for the nine months ended September 30, 2016 and 2015, respectively, for awards to retirement-eligible employees since these awards vest on an accelerated basis.

As of September 30, 2016, the Company had $59.4 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted-average service period of approximately 2.4 years.

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

The following table summarizes changes in SARs outstanding during the nine months ended September 30, 2016:

	SARs (in millions)	Per Share Weighted- Average Exercise Price	Per Share Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2015	1.3	$56.47	$14.92	4.46
Granted	0.4	80.06	16.50	6.36
Exercised	(0.3)	42.22	13.45	n/a
Outstanding at September 30, 2016 (1), (2)	1.4	$65.10	$15.60	4.54
Vested and exercisable at September 30, 2016 (2)	0.6	$53.33	$14.57	3.38

(1) As of September 30, 2016, 0.8 million of the SARs outstanding were unvested. The Company expects that substantially all of these unvested awards will vest in future periods.

(2) The total SARs outstanding as of September 30, 2016 had an intrinsic value of $32.4 million. SARs vested and exercisable had an intrinsic value of $20.7 million.

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

The following table summarizes the changes in RSUs outstanding during the nine months ended September 30, 2016:

	Restricted Stock Units (RSUs) (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	1.4	$62.80
Granted (1)	0.6	81.39
Vested and released	(0.6)	58.01
Forfeited	(0.1)	69.02
Outstanding at September 30, 2016 (2), (3)	1.3	$73.17

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

The following table summarizes the changes in CSEs outstanding during the nine months ended September 30, 2016:

	Common Stock Equivalents (CSEs)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	105,664	$19.57
Granted	5,332	91.96
Converted to common shares upon grant	(4,127)	91.96
Outstanding at September 30, 2016	106,869	$20.39

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESP Plan”) under which eligible employees are permitted to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation (or $23,750 in any calendar year), at a price equal to 95% of the closing price of the Common Stock as reported by the New York Stock Exchange at the end of each offering period. At September 30, 2016, the Company had 1.0 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718, and as a result the Company does not record stock-based compensation expense for employee share purchases. The Company received $6.9 million and $5.6 million in cash from purchases under the ESP Plan during the nine months ended September 30, 2016 and 2015, respectively.

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

The Company evaluates segment performance and allocates resources based on gross contribution margin. Gross contribution, as presented in the table below, is defined as operating income excluding certain Cost of services and product development expenses, Selling, general and administrative expenses, Depreciation, Amortization of intangibles, and Acquisition and integration charges. Certain bonus and fringe benefit costs included in consolidated Cost of services and product development are not allocated to segment expense. The accounting policies used by the reportable segments are the same as those used by the Company. There are no intersegment revenues. The Company does not identify or allocate assets, including capital expenditures, by reportable segment. Accordingly, assets are not reported by segment because the information is not available by segment and is not reviewed in the evaluation of segment performance or in making decisions in the allocation of resources.

The following tables present operating information about the Company’s reportable segments for the periods indicated (in thousands):

Three Months Ended September 30, 2016	Research	Consulting	Events	Consolidated
Revenues	$461,502	$79,082	$33,475	$574,059
Gross contribution	319,239	21,622	14,529	355,390
Corporate and other expenses				(306,664)
Operating income				$48,726

Three Months Ended September 30, 2015	Research	Consulting	Events	Consolidated
Revenues	$396,179	$74,686	$29,301	$500,166
Gross contribution	274,967	21,593	11,543	308,103
Corporate and other expenses				(255,629)
Operating income				$52,474

Nine Months Ended September 30, 2016	Research	Consulting	Events	Consolidated
Revenues	$1,350,943	$258,090	$132,290	$1,741,323
Gross contribution	941,113	84,273	63,574	1,088,960
Corporate and other expenses				(892,506)
Operating income				$196,454

Nine Months Ended September 30, 2015	Research	Consulting	Events	Consolidated
Revenues	$1,162,987	$239,814	$116,487	$1,519,288
Gross contribution	811,877	81,175	53,427	946,479
Corporate and other expenses				(760,103)
Operating income				$186,376

The following table provides a reconciliation of total segment gross contribution to net income for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total segment gross contribution	$355,390	$308,103	$1,088,960	$946,479
Costs and expenses:
Cost of services and product development - unallocated (1)	4,453	1,539	14,222	9,050
Selling, general and administrative	269,902	236,355	799,322	703,868
Depreciation and amortization	15,752	11,247	46,004	31,922
Acquisition and integration charges	16,557	6,488	32,958	15,263
Operating income	48,726	52,474	196,454	186,376
Interest expense and other, net	3,978	682	14,208	10,832
Provision for income taxes	14,264	21,426	55,149	65,672
Net income	$30,484	$30,366	$127,097	$109,872

(1)
The unallocated amounts consist of certain bonus and related fringe costs recorded in Consolidated cost of services and product development expense that are not allocated to segment expense. The Company's policy is to only allocate bonus and related fringe charges to segments for up to 100% of the segment employee's target bonus. Amounts above 100% are absorbed by corporate.

Note 5 — Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair values of the tangible and identifiable intangible net assets acquired. The evaluation of the recoverability of goodwill is performed in accordance with FASB ASC Topic 350, which requires an annual assessment of potential goodwill impairment at the reporting unit level and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The annual assessment of the recoverability of recorded goodwill can be based on either a qualitative or quantitative assessment or a combination of the two. Both methods utilize estimates which in turn require judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of the resulting estimates are subject to uncertainty. In connection with its most recent annual impairment test of goodwill performed during the quarter ended September 30, 2016, the Company utilized the qualitative approach in assessing the fair value of its reporting units relative to their respective carrying value, which indicated no impairment of recorded goodwill.

The following table presents changes to the carrying amount of goodwill by reportable segment during the nine months ended September 30, 2016 (in thousands):

	Research	Consulting	Events	Total
Balance, December 31, 2015 (1)	$575,292	$98,412	$41,655	$715,359
Additions due to acquisitions (2)	25,744	—	5,958	31,702
Foreign currency translation adjustments	(2,291)	(1,188)	(656)	(4,135)
Balance, September 30, 2016	$598,745	$97,224	$46,957	$742,926

(1)	The Company does not have any accumulated goodwill impairment losses.

(2)	The additions to goodwill include the acquisition of SCM World in June 2016 and certain measurement period working capital adjustments from a prior acquisition.

Amortizable Intangible Assets

The following tables present reconciliations of the carrying amounts of amortizable intangible assets as of the dates indicated (in thousands):

September 30, 2016	Trade Name	Customer Relationships	Content	Software	Non-Compete	Total
Gross cost, December 31, 2015	$4,144	$62,860	$5,450	$16,219	$29,330	$118,003
Additions due to acquisitions (1)	302	2,769	1,039	—	—	4,110
Intangibles fully amortized	—	—	(162)	(125)	—	(287)
Foreign currency translation impact	(49)	(2,631)	(3,416)	45	22	(6,029)
Gross cost	4,397	62,998	2,911	16,139	29,352	115,797
Accumulated amortization (2), (3)	(1,466)	(14,312)	(1,573)	(7,617)	(9,060)	(34,028)
Balance, September 30, 2016	$2,931	$48,686	$1,338	$8,522	$20,292	$81,769

December 31, 2015	Trade Name	Customer Relationships	Content	Software	Non-Compete	Total
Gross cost	$4,144	$62,860	$5,450	$16,219	$29,330	$118,003
Accumulated amortization (2), (3)	(681)	(9,028)	(3,525)	(3,699)	(4,526)	(21,459)
Balance, December 31, 2015	$3,463	$53,832	$1,925	$12,520	$24,804	$96,544

(1) The additions are for the acquisition of SCM World in June 2016.

(2) Intangible assets are being amortized against earnings over the following periods: Trade name—2 to 4 years; Customer relationships—4 to 7 years; Content—1.5 to 4 years; Software—3 years; Non-compete—3 to 5 years.

(3) Aggregate amortization expense related to intangible assets was $6.2 million and $2.7 million for the three months ended September 30, 2016 and 2015, respectively, and $18.6 million and $7.0 million for the nine months ended September 30, 2016 and 2015, respectively.

The estimated future amortization expense by year from amortizable intangibles is as follows (in thousands):

2016 (remaining three months)	$6,124
2017	22,722
2018	19,761
2019	14,958
2020	12,776
2021	5,428
Thereafter	—
$81,769

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

The 2016 Credit Agreement contains certain customary restrictive loan covenants, with respect to which the Company was in full compliance as of September 30, 2016. In addition, the Company’s obligations under the 2016 Credit Agreement are guaranteed by certain existing and future direct and indirect U.S. subsidiaries (the “Subsidiary Guarantors”). The Company’s obligations and the Subsidiary Guarantor’s obligations are secured by first priority security interests in substantially all of the assets of the Company and the Subsidiary Guarantors, including pledges of all stock and other equity interests in direct subsidiaries owned by the Company and the Subsidiary Guarantors (but only up to 66% of the voting stock of each direct foreign subsidiary or foreign subsidiary holding company owned by Gartner or any Subsidiary Guarantor). The security and pledges are subject to certain exceptions.

On June 17, 2016, the Company drew down $600.0 million in term loans and $200.0 million in revolving loans under the 2016 Credit Agreement which was used to pay down the amounts outstanding under the Company's prior credit arrangement, which was terminated. Additional amounts drawn down under the 2016 Credit Agreement will be used for general working capital purposes. The Company recorded $5.0 million in deferred financing fees related to the 2016 Credit Agreement, which will be amortized to Interest expense, net in the Condensed Consolidated Statement of Operations. The Company also recorded a $1.3 million charge in the nine months ended September 30, 2016 in connection with the new credit arrangement for the write-off of fees from a previous financing, which was recorded in Interest expense, net.

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

The Company’s total outstanding borrowings for the periods indicated were as follows (in thousands):

	Balance	Balance
	September 30,	December 31,
Description:	2016	2015
Term loans (1)	$592,500	$380,000
Revolver loans (1), (2)	147,500	440,000
Other (3)	5,000	5,000
Subtotal (4)	$745,000	$825,000
Less: deferred financing fees (5)	(8,595)	—
Net carrying amount	$736,405	$825,000

(1)
The contractual annualized interest rate as of September 30, 2016 on both the term loan and the revolver was 1.90%, which consisted of a floating eurodollar base rate of 0.52% plus a margin of 1.38%. However, the Company has outstanding interest rate swap contracts, accounted for as cash flow hedges, which effectively convert the floating eurodollar base rates to a fixed base rate on $700.0 million of borrowings (see below).

(2)	The Company had $1.05 billion of available borrowing capacity on the revolver (not including the expansion feature) as of September 30, 2016.

(3)
Consists of a $5.0 million State of Connecticut economic development loan with a 3.00% fixed rate of interest. The loan was originated in 2012 and has a 10 year maturity. Principal payments are deferred for the first five years and the loan may be repaid at any point by the Company without penalty. The loan has a principal forgiveness provision in which up to $2.5 million of the loan may be forgiven if the Company meets certain employment targets during the first five years of the loan. In October 2016, the Company was notified that it had met these targets and was entitled to a loan forgiveness credit of $2.5 million, which will be recognized in the fourth quarter of 2016.

(4)
The average annual effective rate on the Company's total debt outstanding for the nine months ended September 30, 2016, including the effect of the interest rate swaps discussed below, was approximately 2.77%.

(5)
Includes $5.0 million of deferred financing fees related to the 2016 Credit Agreement and fees previously classified in Other Assets. The fees are being amortized to Interest Expense, net over the term of the 2016 Credit Agreement.

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

The Company accounts for the interest rate swaps as cash flow hedges in accordance with FASB ASC Topic 815. Since the swaps hedge forecasted interest payments, changes in the fair value of the swaps are recorded in accumulated other comprehensive loss, a component of equity, as long as the swaps continue to be highly effective hedges of the designated interest rate risk. Any ineffective portion of change in the fair value of the hedges is recorded in earnings. All of the swaps were highly effective hedges of the forecasted interest payments as of September 30, 2016. The interest rate swaps had a total negative fair value (liability) to the Company of $14.9 million at September 30, 2016, which is deferred and recorded in Accumulated other comprehensive loss, net of tax effect.

Letters of Credit

The Company had $3.8 million of letters of credit outstanding at September 30, 2016. The Company enters into these instruments in the ordinary course of business to facilitate transactions with customers and others.

Note 7 — Equity

Share Repurchase Program

The Company has a $1.2 billion board approved authorization to repurchase the Company's common stock, of which $1.11 billion remained available as of September 30, 2016. The Company may repurchase its common stock from time to time in amounts and at prices the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases, private transactions or other transactions and will be funded from cash on hand and borrowings under the Company’s credit arrangement.

The Company’s recent share repurchase activity is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Number of shares repurchased (1)	9,882	210,012	542,792	5,538,612
Cash paid for repurchased shares (in thousands) (2)	$922	$11,558	$52,889	$453,000

(1) The average purchase price for repurchased shares was $93.33 and $84.17 for the three and nine months ended September 30, 2016, respectively, and $83.79 and $82.40 for the three and nine months ended September 30, 2015, respectively.

(2) The cash paid for the nine months ended September 30, 2016 includes $7.2 million for share repurchases that were executed in late December 2015 and were settled in early January 2016.

Accumulated Other Comprehensive (Loss) Income ("AOCL/I")

The following tables disclose information about changes in AOCL/I by component and the related amounts reclassified out of AOCL/I to income during the periods indicated (net of tax, in thousands) (1):

For the three months ended September 30, 2016:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance - June 30, 2016	$(12,158)	$(4,757)	$(31,088)	$(48,003)
Changes during the period:
Change in AOCL/I before reclassifications to income	2,076	—	(3,032)	(956)
Reclassifications from AOCL/I to income during the period (2), (3)	1,138	37	—	1,175
Other comprehensive income (loss) for the period	3,214	37	(3,032)	219
Balance – September 30, 2016	$(8,944)	$(4,720)	$(34,120)	$(47,784)

For the three months ended September 30, 2015:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – June 30, 2015	$(2,410)	$(5,922)	$(27,285)	$(35,617)
Changes during the period:
Change in AOCL/I before reclassifications to income	(7,457)	—	(7,900)	(15,357)
Reclassifications from AOCL/I to income during the period (2), (3)	1,647	53	—	1,700
Other comprehensive (loss) income for the period	(5,810)	53	(7,900)	(13,657)
Balance – September 30, 2015	$(8,220)	$(5,869)	$(35,185)	$(49,274)

For the nine months ended September 30, 2016:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2015	$(3,079)	$(4,832)	$(36,491)	$(44,402)
Changes during the period:
Change in AOCL/I before reclassifications to income	(9,376)	—	2,371	(7,005)
Reclassifications from AOCL/I to income during the period (2), (3)	3,511	112	—	3,623
Other comprehensive (loss) income for the period	(5,865)	112	2,371	(3,382)
Balance – September 30, 2016	$(8,944)	$(4,720)	$(34,120)	$(47,784)

For the nine months ended September 30, 2015:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2014	$(1,740)	$(6,028)	$(13,402)	$(21,170)
Changes during the period:
Change in AOCL/I before reclassifications to income	(9,910)	—	(21,783)	(31,693)
Reclassifications from AOCL/I to income during the period (2), (3)	3,430	159	—	3,589
Other comprehensive (loss) income for the period	(6,480)	159	(21,783)	(28,104)
Balance – September 30, 2015	$(8,220)	$(5,869)	$(35,185)	$(49,274)

(1)	Amounts in parentheses represent debits (deferred losses).

(2)	The reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net of tax effect. See Note 9 – Derivatives and Hedging for information regarding the hedges.

(3)
The reclassifications related to defined benefit pension plans were recorded in Selling, general and administrative expense, net of tax effect. See Note 11 – Employee Benefits for information regarding the Company’s defined benefit pension plans.

Note 8 — Income Taxes

The provision for income taxes was $14.3 million for the three months ended September 30, 2016 compared to $21.4 million in the three months ended September 30, 2015. The effective income tax rate was 31.9% for the three months ended September 30, 2016 and 41.4% for the same period in 2015. The quarter-over-quarter decrease in the effective income tax rate was primarily attributable to the early adoption of ASU No. 2016-09, an estimated greater percentage of 2016 pretax income being earned in lower tax countries, and an increase in federal R&D credits partially offset by increases in non-deductible expenses relating to acquisitions.

The provision for income taxes was $55.1 million for the nine months ended September 30, 2016 compared to $65.7 million in the nine months ended September 30, 2015. The effective income tax rate was 30.3% for the nine months ended September 30, 2016 and 37.4% for the same period in 2015. The decrease in the effective income tax rate for the nine months ended September 30, 2016 was primarily attributable to the same factors as the quarter-over-quarter results.

As disclosed in Note 1 — Business and Basis of Presentation, the Company adopted FASB ASU No. 2016-09 in the third quarter of 2016. The effect of the adoption reduced the provision for income taxes by $0.5 million and $9.0 million for the three and nine months ended September 30, 2016, respectively.

As of September 30, 2016 and December 31, 2015, the Company had gross unrecognized tax benefits of $31.8 million and $25.9 million, respectively. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $2.5 million within the next 12 months, due to the anticipated closure of audits and the expiration of certain statutes of limitation.

In July 2015, the United States Tax Court (the “Court”) issued an opinion relating to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement. In its opinion, the Court held that affiliated companies may exclude stock-based compensation expense from their cost-sharing arrangement. The Internal Revenue Service is appealing the decision. Because of uncertainty related to the final resolution of this litigation and the recognition of potential benefits to the Company, the Company has not recorded any financial benefit associated with this decision. The Company will monitor developments related to this case and the potential impact of those developments on the Company’s consolidated financial statements.

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

September 30, 2016
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI
Interest rate swaps (1)	3	$700,000	$(14,907)	Other liabilities	$(8,944)
Foreign currency forwards (2)	16	23,089	(67)	Accrued liabilities	—
Total	19	$723,089	$(14,974)		$(8,944)

December 31, 2015
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI
Interest rate swaps (1)	3	$700,000	$(5,132)	Other liabilities	$(3,079)
Foreign currency forwards (2)	102	193,610	235	Accrued liabilities	—
Total	105	$893,610	$(4,897)		$(3,079)

(1)
The swaps have been designated and are accounted for as cash flow hedges of the forecasted interest payments on borrowings. As a result, changes in fair value of the swaps are deferred and are recorded in AOCL/I, net of tax effect (see Note 6 — Debt for additional information).

(2)
The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other expense, net since the Company does not designate these contracts as hedges for accounting purposes. All of the contracts outstanding at September 30, 2016 matured by the end of October 2016.

(3)	See Note 10 — Fair Value Disclosures for the determination of the fair value of these instruments.

At September 30, 2016, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties, and none of the derivative contracts contained credit-risk related contingent features. The following table provides information regarding amounts recognized in the Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amount recorded in:	2016	2015	2016	2015
Interest expense, net (1)	$1,895	$2,762	$5,851	$6,094
Other (income) expense, net (2)	(814)	(369)	(239)	74
Total expense, net	$1,081	$2,393	$5,612	$6,168

(1)	Consists of interest expense from interest rate swap contracts.

(2)	Consists of realized and unrealized gains and losses on foreign currency forward contracts.

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

The Company enters into a limited number of derivatives transactions but does not enter into repurchase agreements, securities lending transactions, or master netting arrangements. Receivables or payables that result from derivatives transactions are recorded gross in the Condensed Consolidated Balance Sheets.

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

The Company’s assets and liabilities that are remeasured to fair value are presented in the following table (in thousands):

	Fair Value	Fair Value
Description:	September 30, 2016	December 31, 2015
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$10,051	$8,671
Total Level 1 inputs	10,051	8,671
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	26,997	25,474
Foreign currency forward contracts (2)	58	610
Total Level 2 inputs	27,055	26,084
Total Assets	$37,106	$34,755
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$42,060	$39,071
Foreign currency forward contracts (2)	125	375
Interest rate swap contracts (3)	14,907	5,132
Total Level 2 inputs	57,092	44,578
Total Liabilities	$57,092	$44,578

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

Note 11 — Employee Benefits

Defined-Benefit Pension Plans

The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company’s defined-benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $0.9 million and $2.4 million for the three and nine months ended September 30, 2016, respectively, and $0.8 million and $2.3 million for the three and nine months ended September 30, 2015, respectively.

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

The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of September 30, 2016, the Company did not have any material payment obligations under any such indemnification agreements.

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
BUSINESS OVERVIEW
Gartner, Inc. is the world’s leading information technology research and advisory company. We deliver the technology-related insight necessary for our clients to make the right decisions, every day. From CIOs and senior information technology (IT) leaders in corporations and government agencies, to business leaders in high-tech and telecom enterprises and professional services firms, to supply chain professionals, digital marketing professionals and technology investors, we are the valuable partner to clients in 10,673 distinct enterprises. We work with clients to research, analyze and interpret the business of IT within the context of their individual roles. Gartner is headquartered in Stamford, Connecticut, U.S.A., and as of September 30, 2016, had 8,584 associates, including 1,882 research analysts and consultants, and we operate in more than 90 countries.

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

We had total revenues of $574.1 million in the third quarter of 2016, an increase of 15% compared to the third quarter of 2015. Revenues in our Research business increased 16% while Consulting revenues increased 6%. Events revenues increased 14%. For a more complete discussion of our results by segment, see Segment Results below. For the third quarter of 2016, we had net income of $30.5 million and diluted earnings per share of $0.36. Our operating cash flow was $282.3 million for the nine months ended September 30, 2016 compared to $266.3 million for the same period in 2015. We had $465.7 million of cash and cash equivalents at September 30, 2016 and $1.05 billion of available borrowing capacity on our revolving credit facility. During the nine months ended September 30, 2016, we used $36.9 million in cash for capital expenditures, $52.9 million to repurchase our common shares, and $29.4 million for acquisitions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires the application of appropriate accounting policies and the use of estimates. Our significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements of Gartner, Inc. contained in the 2015 Form 10-K. Management considers the policies discussed below to be critical to an understanding of our financial statements because their application requires complex and subjective management judgments and estimates. Specific risks for these critical accounting policies are also described below.

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

The following table provides our total fees receivable and the related allowance for losses (in thousands):

	September 30, 2016	December 31, 2015
Total fees receivable	$567,202	$587,663
Allowance for losses	(7,000)	(6,900)
Fees receivable, net	$560,202	$580,763

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

ASC Topic No. 350 requires an annual assessment of the recoverability of recorded goodwill, which can be either quantitative or qualitative in nature, or a combination of the two. Both methods require the use of estimates which in turn contain judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of the resulting estimates are subject to uncertainty. If our annual goodwill impairment evaluation determines that the fair value of a reporting unit is less than its related carrying amount, we may recognize an impairment charge against earnings. Among the factors we consider in a qualitative assessment are general economic conditions and the competitive environment; actual and projected reporting unit financial performance; forward-looking business measurements; and external market assessments. A quantitative analysis requires management to consider each of the factors relevant to a qualitative assessment, as well as the utilization of detailed financial projections, to include the rate of revenue growth, profitability, and cash flows, as well as assumptions regarding discount rates, the Company's weighted-average cost of capital, and other data, in order to determine a fair value for our reporting units.

We conducted a qualitative assessment of the fair value of all of the Company's reporting units during the third quarter of 2016. The results of this test determined that the fair values of the Company's reporting units continue to exceed their respective carrying values.

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

Accounting for stock-based compensation — The Company accounts for stock-based compensation in accordance with FASB ASC Topics No. 505 and 718 and SEC Staff Accounting Bulletins No. 107 (“SAB No. 107”) and No. 110 (“SAB No. 110”). The Company recognizes stock-based compensation expense, which is based on the fair value of the award on the date of grant, over the related service period (see Note 3 — Stock-Based Compensation in the Notes to the Condensed Consolidated Financial Statements for additional information). Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain complex and subjective assumptions, including the expected life of the stock compensation award and the Company’s Common Stock price volatility. In addition, determining the appropriate amount of associated periodic expense requires management to estimate the likelihood of the achievement of certain performance targets. The assumptions used in calculating the fair value of stock compensation awards and the associated periodic expense represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, then the amount of expense may need to be adjusted and future stock-based compensation expense could be materially different from what has been recorded in the current period.

The Company adopted FASB ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," in the third quarter of 2016. ASU No. 2016-09 requires certain changes in accounting for stock compensation under FASB ASC Topic No. 718. Among the changes required by ASU No. 2016-09 is that excess tax benefits or deficiencies resulting from stock-based compensation awards must be recognized in income tax expense in the Condensed Consolidated Statement of Operations. Prior to ASU No. 2016-09, excess tax benefits or deficiencies were recorded in additional paid-in capital in Stockholders' (Deficit) Equity in the Condensed Consolidated Balance Sheet. ASU No. 2016-09 also requires that excess tax benefits related to stock-based compensation awards to be reported as cash flows from operating activities along with all other income tax cash flows on the Condensed Consolidated Statement of Cash Flows; previously these excess tax benefits were reported as cash flows from financing activities. ASU No. 2016-09 allows companies to elect either a prospective or retrospective application for the cash flow classification change, for which the Company has elected to apply this classification amendment prospectively, effective January 1, 2016. ASU No. 2016-09 also permits companies to make an entity-wide accounting policy election to recognize forfeitures of stock-based compensation awards as they occur or make an estimate by applying a forfeiture rate each quarter. The Company previously estimated forfeitures but has optionally selected to change its accounting policy and account for forfeitures as they occur. Note 1 — Business and Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements provides information regarding the impact of the adoption of ASU No. 2016-09.

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

RESULTS OF OPERATIONS
Overall Results
The following tables present selected line items and period-over-period changes in our interim Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	$574,059	$500,166	$73,893	15%
Costs and expenses:
Cost of services and product development	223,122	193,602	(29,520)	(15)
Selling, general and administrative	269,902	236,355	(33,547)	(14)
Depreciation	9,531	8,510	(1,021)	(12)
Amortization of intangibles	6,221	2,737	(3,484)	>(100)
Acquisition and integration charges	16,557	6,488	(10,069)	>(100)
Operating income	48,726	52,474	(3,748)	(7)
Interest expense, net	(5,932)	(6,049)	117	2
Other income, net	1,954	5,367	(3,413)	(64)
Provision for income taxes	14,264	21,426	7,162	33
Net income	$30,484	$30,366	$118	—%

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	$1,741,323	$1,519,288	$222,035	15%
Costs and expenses:
Cost of services and product development	666,585	581,859	(84,726)	(15)
Selling, general and administrative	799,322	703,868	(95,454)	(14)
Depreciation	27,390	24,939	(2,451)	(10)
Amortization of intangibles	18,614	6,983	(11,631)	>(100)
Acquisition and integration charges	32,958	15,263	(17,695)	>(100)
Operating income	196,454	186,376	10,078	5
Interest expense, net	(19,294)	(14,769)	(4,525)	(31)
Other income, net	5,086	3,937	1,149	29
Provision for income taxes	55,149	65,672	10,523	16
Net income	$127,097	$109,872	$17,225	16%

Total revenues for the three months ended September 30, 2016 increased $73.9 million, to $574.1 million, an increase of 15% compared to the three months ended September 30, 2015 on both a reported basis and adjusted for the impact of foreign currency exchange. Reported revenues for the nine months ended September 30, 2016 increased $222.0 million, to $1,741.3 million, an increase of 15% compared to the nine months ended September 30, 2015, and 16% adjusted for foreign exchange impact. Please refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development increased $29.5 million, or 15%, in the third quarter of 2016 compared to the third quarter of 2015. The increase was primarily attributable to higher payroll and related benefits costs resulting from increased headcount, which increased 13%. Excluding the foreign exchange impact, costs increased 17% quarter-over-quarter. Cost of services and product development as a percentage of revenues was 39% for both third quarter of 2016 and 2015. For the nine month periods, Cost of services and product development expense increased $84.7 million, or 15% (16% adjusted for foreign exchange impact) in 2016 compared to the same period in 2015. Consistent with the quarterly increase, the additional expense was primarily due to higher payroll and benefit costs due to increased headcount. We also had higher events and program costs. Cost of services and product development as a percentage of revenues was 38% for both the nine months ended September 30, 2016 and 2015.

Selling, general and administrative (“SG&A”) expense increased $33.5 million, or 14% quarter-over-quarter. Adjusted for the foreign exchange impact, quarter-over-quarter SG&A expense increased 16%. The increase in 2016 expense was primarily due to $30.0 million of additional payroll cost, mostly driven by an overall increase in SG&A headcount of 13%. We also had $3.5 million in higher program costs, such as recruiting and relocation, internal meetings, and facilities costs. The headcount growth includes a 10% increase in quota-bearing sales associates, which increased to 2,331 at September 30, 2016. For the nine months ended September 30, 2016, SG&A expense increased 14%, driven by the same factors as the quarterly increase. Adjusted for the foreign exchange impact, SG&A expense increased 15%.

Depreciation expense increased in both the three and nine month periods ended September 30, 2016 compared to the same periods in 2016 due to our additional investment in property, equipment, and leasehold improvements.

Amortization of intangibles increased in both the three and nine months ended September 30, 2016 compared to the same periods in 2015 due to the additional amortization resulting from the intangibles recorded from our 2015 and 2016 acquisitions.

Acquisition and integration charges were $16.6 million and $33.0 million in the three and nine months ended September 30, 2016, respectively, and $6.5 million and $15.3 million for the three and nine months ended September 30, 2015, respectively. The quarter-over-quarter increase primarily reflects earn-out and deferred compensation charges related to SCM World and to a lesser extent certain charges related to the termination and integration of an overseas sales agent, while the year-to-date increase is primarily due to deferred compensation charges from our 2015 acquisitions and the quarterly charges previously discussed.

Operating income decreased $3.7 million, or 7%, quarter-over-quarter and as a percentage of revenues was approximately 8% for the three months ended September 30, 2016 compared to 10% in the prior year quarter, with the decrease due to higher acquisition and integration charges and amortization expense in the 2016 period. For the nine month periods, operating income increased 5% in 2016 compared to 2015, while operating income as a percentage of revenues was 11% in the 2016 period compared to 12% in the 2015 period. Consistent with the quarter, the primary driver of the decrease was additional charges related to acquisitions.

Interest expense, net decreased in the three months ended September 30, 2016 compared to the same period in 2015 due to a slight decrease in the weighted-average interest rate. Interest expense, net increased in the nine months ended September 30, 2016 compared to the same period in 2015 due to higher average borrowings in 2016 and to a lesser extent, the write-off of $1.3 million in previously capitalized debt issuance costs related to our refinancing in June 2016.

Other income, net for the three and nine months ended September 30, 2016 reflects the net impact of foreign currency gains and losses from our hedging activities, as well as the sale of certain state tax credits and the recognition of other tax incentives. For the three and nine months ended September 30, 2015, Other income (expense) primarily includes the net impact of foreign currency exchange gains and losses related to hedging activities.

Provision for income taxes was $14.3 million for the three months ended September 30, 2016 compared to $21.4 million in the three months ended September 30, 2015. The effective income tax rate was 31.9% for the three months ended September 30, 2016 and 41.4% for the same period in 2015. The quarter-over-quarter decrease in the effective income tax rate was primarily attributable to the early adoption of ASU No. 2016-09, an estimated greater percentage of 2016 pretax income being earned in lower tax countries, and an increase in federal R&D credits partially offset by increases in non-deductible expenses relating to acquisitions.

Provision for income taxes was $55.1 million for the nine months ended September 30, 2016 compared to $65.7 million in the nine months ended September 30, 2015. The effective income tax rate was 30.3% for the nine months ended September 30, 2016 and 37.4% for the same period in 2015. The decrease in the effective income tax rate for the nine months ended September 30, 2016 was primarily attributable to the same factors as the quarter-over-quarter results.

As disclosed in Note 1 — Business and Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements, the Company adopted FASB ASU No. 2016-09 in the third quarter of 2016. The effect of the adoption reduced the provision for income taxes by $0.5 million and $9.0 million for the three and nine months ended September 30, 2016, respectively.

Net income and diluted earnings per share were flat quarter-over-quarter. For the nine month periods, net income increased 16% in 2016 compared to 2015 while diluted earnings per share increased 18%, to $1.52 per share, primarily due to higher operating income and a lower provision for income taxes. Diluted earnings per share in the 2016 period also benefited from a 2% decrease in the weighted-average shares outstanding compared to the 2015 period.

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

The following sections present the results of our three reportable business segments:

Research

	As Of And For The Three Months Ended September 30, 2016	As Of And For The Three Months Ended September 30, 2015	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2016	As Of And For The Nine Months Ended September 30, 2015	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$461,502	$396,179	$65,323	16%	$1,350,943	$1,162,987	$187,956	16%
Gross contribution (1)	$319,239	$274,967	$44,272	16%	$941,113	$811,877	$129,236	16%
Gross contribution margin	69%	69%	—	—	70%	70%	—	—

Business Measurements:
Total contract value (1), (2)	$1,815,000	$1,669,800	$145,200	9%
Research contract value (1), (3)	$1,791,500	$1,642,700	$148,800	9%
Client retention	83%	84%	(1) point	—
Wallet retention	104%	106%	(2) points	—

(1)	In thousands.

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

Research segment revenues increased 16% in the three months ended September 30, 2016 compared to the same quarter in 2015. Adjusted for the impact of foreign currency exchange, revenues increased by17% in the 2016 quarter. The segment gross contribution margin was 69% for both the third quarter of 2016 and 2015. For the nine month periods, revenues increased 16% in 2016 on a reported basis and 18% adjusted for the foreign currency impact, while the gross contribution margin was 70% for both nine month periods.

Total contract value at September 30, 2016 increased 9% compared to September 30, 2015 on a reported basis and 13% adjusted for the impact of foreign currency exchange. Total contract value as of September 30, 2016 increased by double-digits across all of the Company’s sales regions and almost every client size and industry segment compared to September 30, 2015. At September 30, 2016, enterprise client retention was 83% and enterprise wallet retention was 104%.

Consulting

	As Of And For The Three Months Ended September 30, 2016	As Of And For The Three Months Ended September 30, 2015	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2016	As Of And For The Nine Months Ended September 30, 2015	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$79,082	$74,686	$4,396	6%	$258,090	$239,814	$18,276	8%
Gross contribution (1)	$21,622	$21,593	$29	—%	$84,273	$81,175	$3,098	4%
Gross contribution margin	27%	29%	(2) points	—	33%	34%	(1) point	—

Business Measurements:
Backlog (1)	$104,200	$109,600	$(5,400)	(5)%
Billable headcount	630	588	42	7%
Consultant utilization	63%	63%	—	—	66%	66%	—	—
Average annualized revenue per billable headcount (1)	$368	$371	$(3)	(1)%	$387	$391	$(4)	(1)%

(1)	Dollars in thousands.

Consulting revenues increased $4.4 million, or 6%, quarter-over-quarter, with the increase primarily in our core consulting practice. The impact of foreign currency exchange was not significant. The gross contribution margin was 27% for the three months ended September 30, 2016 and 29% for the three months ended September 30, 2015, with the decline driven by higher delivery costs in core consulting.

For the nine month periods, Consulting revenues increased $18.3 million in 2016, or 8%, also primarily driven by higher revenue in core consulting. The impact of foreign exchange was not significant and the gross contribution margin declined by 1 point. Backlog was $104.2 million at September 30, 2016.

Events

	As Of And For The Three Months Ended September 30, 2016	As Of And For The Three Months Ended September 30, 2015	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2016	As Of And For The Nine Months Ended September 30, 2015	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$33,475	$29,301	$4,174	14%	$132,290	$116,487	$15,803	14%
Gross contribution (1)	$14,529	$11,543	$2,986	26%	$63,574	$53,427	$10,147	19%
Gross contribution margin	43%	39%	4 points	—	48%	46%	2 points	—

Business Measurements:
Number of events	15	15	—	—%	52	50	2	4%
Number of attendees	7,431	7,215	216	3%	30,522	28,406	2,116	7%

(1)	Dollars in thousands.

Events revenues increased 14% quarter-over-quarter on both a reported basis and adjusted for foreign currency impact. We held 15 events in both quarters. The 15 events held in the third quarter of 2016 consisted of 11 ongoing events, 2 new events and 2 events moved into the quarter. Revenue from the 11 events that were held in both third quarter 2016 and 2015 increased by 17% in the 2016 quarter. The number of attendees for the third quarter of 2016 quarter increased 3% and exhibitors declined 5%, while average revenue per attendee increased 12% and average revenue per exhibitor increased by 19%. The gross contribution margin increased by 4 points due to the stronger average revenue performance for both attendees and exhibitors.

For the nine month periods, revenues increased $15.8 million in 2016 when compared to 2015, or 14%, on both a reported basis and adjusted for foreign currency impact. The 52 events held through September 30, 2016 consisted of 45 ongoing events, 5 new events, and 2 events moved into the period. The number of attendees in the 2016 period increased 7% and exhibitors was flat, while average revenue increased slightly for attendees and increased 14% for exhibitors. The gross contribution margin increased 2 points, primarily driven by the stronger average revenue per exhibitor.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and borrowings under our 2016 Credit Agreement. At September 30, 2016, we had $465.7 million of cash and cash equivalents. Our cash and cash equivalents are held in numerous locations throughout the world, with 98% held outside the United States at September 30, 2016.

Our 2016 Credit Agreement provides for a secured five-year $600.0 million term loan and a secured five-year $1.2 billion revolving credit facility. As of September 30, 2016, the Company had $592.5 million outstanding under the term loan and $147.5 million outstanding under the revolver. As of September 30, 2016 the Company had $1.05 billion of available borrowing capacity under the revolver. We believe we have adequate liquidity to meet our currently anticipated needs.

The following table summarizes the changes in the Company’s cash and cash equivalents for the periods indicated (in thousands):

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Cash Increase (Decrease)
Cash provided by operating activities	$282,263	$266,307	$15,956
Cash used in investing activities	(66,240)	(231,545)	165,305
Cash used in financing activities	(130,933)	(1,195)	(129,738)
Net increase in cash and cash equivalents	85,090	33,567	51,523
Effects of exchange rates	7,668	(27,625)	35,293
Beginning cash and cash equivalents	372,976	365,302	7,674
Ending cash and cash equivalents	$465,734	$371,244	$94,490

Operating

Operating cash flow increased by $16.0 million, or 6%, in the nine months ended September 30, 2016 compared to the same period in 2015. The increase in 2016 was primarily due to higher net income as well as the impact of the adoption of ASU No. 2016-09, which added approximately $9.0 million to operating cash flows in 2016 (See Note 1 in the Notes to Condensed Financial Statements in Item 1 - Financial Statements herein for additional information regarding ASU No. 2016-09). Partially offsetting these increases were higher cash payments for bonus and commissions, interest on our borrowings, and acquisition and integration costs, as well as a decline in our working capital accounts.

Investing

We used $66.2 million of cash in our investing activities in the nine months ended September 30, 2016 compared to $231.5 million of cash used in the same period in 2015. Cash used in 2015 was substantially higher due to additional expenditures for acquisitions.

Financing

Cash used was $130.9 million in the nine months ended September 30, 2016 which consisted of cash paid of $52.8 million for share repurchases and $85.0 million for debt payments on a net basis, and we realized $6.9 million from employee share-related activities. In the 2015 period the Company used $1.2 million in cash in its financing activities, with $453.0 million used for share repurchases, while net borrowings and employee share-related activities provided cash of $451.8 million.

OBLIGATIONS AND COMMITMENTS

2016 Credit Agreement

The Company has a five-year secured credit arrangement that it entered into in June 2016 that provides for a $600.0 million term loan and a $1.2 billion revolving credit facility. Under the revolving credit facility, amounts may be borrowed, repaid, and re-borrowed through the maturity date of the agreement in December 2021. The term and revolving facilities may be increased, at the Company's option, by up to an additional $500.0 million in the aggregate. As of September 30, 2016, the Company had $592.5 million outstanding under the term loan and $147.5 million under the revolver. See Note 6 - Debt in the Notes to the Condensed Consolidated Financial Statements for additional information regarding the 2016 Credit Agreement.

Off-Balance Sheet Arrangements

Through September 30, 2016, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

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

Statement of Cash Flows — In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU No. 2016-15). ASU No. 2016-15 sets forth classification requirements for certain cash flow transactions. ASU No. 2016-15 is effective for Gartner on January 1, 2018, with early adoption permitted. We have evaluated the impact of ASU No. 2016-15 and we do not expect that it will have a material impact on Gartner's consolidated financial statements.

Financial Instrument Credit Losses — In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses" ("ASU No. 2016-13"). ASU No. 2016-13 amends the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU No. 2016-13 is effective for Gartner on January 1, 2020, with early adoption permitted. We are currently evaluating the potential impact of ASU No. 2016-13 on the Company's consolidated financial statements.

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

Financial Instruments Recognition and Measurement — In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments Overall - Recognition and Measurement of Financial Assets and Liabilities" ("ASU No. 2016-01") to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among the significant changes required by ASU No. 2016-01 is that equity investments will be measured at fair value with changes in fair value recognized in net income. ASU No. 2016-01 will be effective for Gartner on January 1, 2018. We have evaluated the impact of ASU No. 2016-15 and we do not expect that it will have a material impact on Gartner's consolidated financial statements but may require additional disclosure.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company has a five-year secured credit arrangement that it entered into in June 2016 that provides for a $600.0 million term loan and a $1.2 billion revolving credit facility. At September 30, 2016, we had $592.5 million outstanding under the term loan and $147.5 million under the revolver. We have exposure to changes in interest rates since amounts borrowed under our 2016 Credit Agreement are based on a floating base rate of interest. However, we reduce our exposure to changes in interest rates through our interest rate swap contracts which effectively convert the floating base interest rate on the first $700.0 million of our variable rate borrowings to fixed rates. Thus we are exposed to interest rate risk on borrowings under the 2016 Credit Agreement only in excess of $700.0 million. At September 30, 2016, the amount of unhedged borrowings under the 2016 Credit Agreement was $40.0 million. As an indication of our exposure to interest rate risk, a hypothetical 25 basis point increase or decrease in interest rates could change our 2016 pre-tax annual interest expense on the $40.0 million of unhedged borrowings by approximately $0.1 million.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars since the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ (deficit) equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At September 30, 2016, we had $465.7 million of cash and cash equivalents, a portion of which was denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on September 30, 2016 would have increased or decreased by approximately $23.0 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings since movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S dollar.

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

Management conducted an evaluation, as of September 30, 2016, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

Issuer Purchases of Equity Securities

We have a $1.2 billion board approved authorization to repurchase the Company's common stock, of which $1.11 billion remained available as of September 30, 2016. The Company may repurchase its common stock from time to time in amounts and at prices the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases, private transactions or other transactions and will be funded from cash on hand and borrowings under the Company’s credit agreement.

The following table provides detail related to repurchases of our outstanding Common Stock during the nine months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that may yet be purchased under our Share Repurchase Program (in billions) (1)
2016
January	36,554	$82.00
February	299,211	81.14
March	131,058	84.02
Total for quarter	466,823	$82.02
April	428	$88.06
May	64,551	98.04
June	1,108	100.81
Total for quarter	66,087	$98.03
July	51	$100.15
August	6,184	94.64
September	3,647	91.00
Total for quarter	9,882	$93.33	$1.11

(1) As of September 30, 2016.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
31.1	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32	Certification under 18 U.S.C. 1350.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.

Items 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date:	November 3, 2016	/s/ Craig W. Safian
Craig W. Safian
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)