Form 10-K
period 2016-12-31
GARTNER INC
filed 2017-02-22
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,771,510,947 based on the closing sale price as reported on the New York Stock Exchange.

The number of shares outstanding of the registrant’s common stock was 82,652,880 as of January 31, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held (Proxy Statement)	Part III

GARTNER, INC.
2016 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS.

GENERAL

Gartner, Inc. (“Gartner”) (NYSE: IT) is the world’s leading information technology ("IT") research and advisory company. We deliver the technology-related insight necessary for our clients to make the right decisions, every day. From CIOs and senior IT leaders in corporations and government agencies, to business leaders in high-tech and telecom enterprises and professional services firms, to supply chain professionals, marketing professionals and technology investors, we are a valuable partner to clients. As of December 31, 2016, we had clients in 11,122 distinct enterprises. We work with clients to research, analyze and interpret the business of IT, supply chain, and marketing within the context of their individual roles. Founded in 1979, Gartner is headquartered in Stamford, Connecticut, U.S.A., and as of December 31, 2016, had 8,813 employees, including 1,922 research analysts and consultants, and clients in over 90 countries.

The foundation for all Gartner products and services is our independent research on IT, supply chain, and digital marketing initiatives. The findings from this research are delivered through our three business segments – Research, Consulting and Events:

•
Research provides objective and timely insight on critical technology, supply chain, and digital marketing initiatives for CIOs and other IT professionals, supply chain leaders, marketing and other business professionals, as well as technology companies, professional services companies, and the institutional investment community. We provide this insight through reports, briefings, proprietary tools, access to our analysts, peer networking services and membership programs that enable our clients to make better decisions about their IT, supply chain and digital marketing initiatives.

•
Consulting provides customized solutions to unique client needs through on-site, day-to-day support, as well as proprietary tools for benchmarking IT performance with a focus on cost, performance, efficiency and quality.

•
Events provides IT, supply chain, marketing, and other business professionals the opportunity to attend various symposia, conferences and exhibitions to learn, contribute and network with their peers. From our flagship event Symposium/ITxpo, to summits focused on specific technologies and industries, to experimental workshop-style seminars, our events distill the latest Gartner research into applicable insight and advice.

For more information regarding Gartner and our products and services, visit gartner.com. References to “the Company,” “we,” “our,” and “us” are to Gartner, Inc. and its consolidated subsidiaries.

MARKET OVERVIEW

Technological innovations are changing how businesses and other organizations plan and operate and at an increasingly rapid pace. Today, everyone is living and working in the midst of a technological revolution in which technology is seen as increasingly driving organizational strategies rather than just supporting them. The nexus of four powerful forces – social, mobile, cloud and information, coupled with the "Internet of things" – are blurring the line between the physical and digital worlds, creating unprecedented change on a scale not seen before facing every organization around the world, from business enterprises and units within enterprises of every size, to governments and government agencies, as well as other organizations. The rate and pace of technology innovation and change is rapid. Trends such as digital, cloud, the "Internet of things," and cyber-security threats are creating unprecedented change for every organization around the world, from business enterprises and units within business enterprises of every size, across every vertical industry (including governments, public sector, and not-for-profit), and in every major geography. We believe this technology revolution will remain vibrant for decades to come.

Information technology is critical to supporting increased productivity, service and performance improvement, revenue growth, and protecting the enterprise from cyber-security threats. As the costs of IT solutions continue to rise, executives and professionals have realized the importance of making well-informed decisions and increasingly seek to maximize their returns on IT capital investments. As a result, every IT investment decision in an enterprise is subject to increased financial scrutiny, especially in the current challenging economic climate. In addition, today’s IT marketplace is dynamic and complex. Technology providers continually introduce new products with a wide variety of standards and features that are prone to shorter life cycles. Users of technology – a group that encompasses nearly all organizations – must keep abreast of new developments in technology to ensure that their IT systems are reliable, efficient, secure, and meet both their current and future needs. Given the strategic and critical nature of technology decision-making and spending, business enterprises, governments and their agencies, and other organizations turn to Gartner for guidance in order to make the right decisions to maximize the value of their IT investments.

OUR SOLUTION

We provide our clients with the insight they need to understand where – and how – to successfully harness technology to achieve their mission critical priorities. We employ a diversified business model that utilizes and leverages the breadth and depth of our intellectual capital. The foundation of our business model is our ability to create and distribute our proprietary research content as broadly as possible via published reports, interactive tools, facilitated peer networking, briefings, consulting and advisory services, and our events, including the Gartner Symposium/ITxpo series.

We had 1,294 analysts as of December 31, 2016 located around the world who create compelling, relevant, independent and objective research and fact-based analysis on every major IT initiative and all aspects of the IT industry, including supply chain and digital marketing initiatives. Through our robust product portfolio, our global research team provides thought leadership and technology insights that CIOs, supply chain professionals, marketing professionals, executives and other technology practitioners need to make the right decisions, every day. In addition to our analysts, as of December 31, 2016 we had 628 experienced consultants who combine our objective, independent research with a practical business perspective focused on the IT industry. Finally, our events are the largest of their kind, gathering together highly qualified audiences that include CIOs and other IT executives, frontline IT architects and professionals, supply chain leaders, marketing leaders, and purchasers and providers of technology and supply chain products and services.

PRODUCTS AND SERVICES

Our diversified business model provides multiple entry points and sources of value for our clients that facilitate increased client spending on our research, consulting services and events. A critical part of our long-term strategy is to increase business volume and penetration with our most valuable clients, identifying relationships with the greatest sales potential and expanding those relationships by offering strategically relevant research and advice. We also seek to extend the Gartner brand name to develop new client relationships, augment our sales capacity, and expand into new markets around the world. In addition, we seek to increase our revenue and operating cash flow through more effective pricing of our products and services. These initiatives have created additional revenue streams through more effective packaging, campaigning and cross-selling of our products and services.

Our principal products and services are delivered through our Research, Consulting and Events businesses:

•
RESEARCH. Gartner delivers independent, objective technology, supply chain and marketing research and insight primarily through a subscription-based, digital media service. Gartner research is the fundamental building block for all Gartner services and covers all technology-related markets, topics and industries, as well as supply chain and digital marketing initiatives. We combine our proprietary research methodologies with extensive industry and academic relationships to create Gartner solutions that address each role within the IT, supply chain, and marketing organization. Our research agenda is defined by clients’ needs, focusing on the critical issues, opportunities and challenges they face every day. Our research analysts are in regular contact with both technology providers and technology users, enabling them to identify the most pertinent topics in the IT marketplace and develop relevant product enhancements to meet the evolving needs of users of our research. They provide in-depth analysis on all aspects of technology, including hardware; software and systems; services; IT management; market data and forecasts; and vertical-industry issues. Our proprietary research content, presented in the form of reports, briefings, updates and related tools, is delivered directly to the client’s desktop via our website and/or product-specific portals. Clients normally sign subscription contracts that provide access to our research content for individual users over a defined period of time. We typically have a minimum contract period of 12 months for our research subscription contracts and currently almost half of our contracts are multi-year.

•
CONSULTING. Gartner Consulting deepens relationships with our largest Research clients by extending the reach of our research through custom consulting engagements. Gartner Consulting brings together our unique research insight, benchmarking data, problem-solving methodologies and hands-on experience to improve the return on a client’s IT investment. Our consultants provide fact-based consulting services to help clients use and manage IT to optimize business performance.

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

•
EVENTS. Gartner Symposium/ITxpo events and Gartner Summit events are gatherings of technology’s most senior IT professionals, business strategists and practitioners. Our events offer current, relevant and actionable technology sessions led by Gartner analysts. These sessions are augmented with technology showcases, peer exchanges, analyst one-on-one meetings, workshops and keynotes by technology’s top leaders. They also provide attendees with an opportunity to interact with business executives from the world’s leading technology companies.

Gartner Summit events focus on specific topics or roles, providing IT professionals with the insight, solutions, and peer networking opportunities to succeed in their job role. Our Catalyst conferences are the premier events for front-line IT technical professionals and architects. Our Supply Chain and Digital Marketing conferences are the premier gatherings for senior supply chain and marketing leaders.

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

•
Our global footprint and established customer base – We have a global presence with clients in over 90 countries on six continents. A substantial portion of our revenues is derived from sales outside of the United States.

•	Experienced management team – Our management team is composed of research veterans and experienced industry executives with long tenure at Gartner.

•
Substantial operating leverage in our business model — We have the ability to distribute our intellectual property and expertise across multiple platforms, including research publications, consulting engagements, conferences and executive programs, to derive incremental revenue and profitability.

•
Vast network of analysts and consultants – As of December 31, 2016, we had 1,922 research analysts and consultants located around the world. Our analysts collectively speak 50 languages and are located in 26 countries, enabling us to cover all aspects of IT on a global basis.

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

EMPLOYEES

We had 8,813 employees as of December 31, 2016, an increase of 13% compared to the prior year as we continued to invest for future growth. We had 1,327 employees located at our headquarters facility in Stamford, Connecticut and a nearby office in Trumbull, Connecticut; 1,160 employees located at our Ft. Myers, Florida offices; and 2,550 employees located elsewhere in the United States in 36 other offices. We had 3,776 employees located outside of the United States in 67 offices at December 31, 2016, with 932 of those employees located in Egham, the United Kingdom. Our employees may be subject to collective bargaining agreements at a company or industry level, or works councils, in those foreign countries where this is part of the local labor law or practice. We have experienced no work stoppages and consider our relations with our employees to be favorable.

SUBSEQUENT EVENT

On January 5, 2017, Gartner and CEB Inc. (NYSE: CEB) ("CEB"), an industry leader in providing best practice and talent management insights, announced that they had entered into a definitive agreement whereby Gartner will acquire all of the outstanding shares of CEB in a cash and stock transaction valued at approximately $2.6 billion. Gartner will also assume (and refinance) approximately $0.9 billion in CEB debt. For additional information, see Note 16 — Subsequent Events in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

ITEM 1A. RISK FACTORS

We operate in a highly competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. In addition, we and our clients are affected by global economic conditions and trends. The following sections discuss many, but not all, of the risks and uncertainties that may affect our future performance, but is not intended to be all-inclusive. Any of the risks described below could have a material adverse impact on our business, prospects, results of operations, financial condition, and cash flows, and could therefore have a negative effect on the trading price of our common stock. Additionally risks not currently known to us or that we now deem immaterial may also harm us and negatively affect your investment.

Risks related to our proposed merger with CEB Inc.

We may not complete the proposed transaction with CEB within the timeframe we anticipate or at all, which could have a negative effect on our results of operations. On January 5, 2017, we announced together with CEB Inc. (NYSE: CEB) ("CEB") that we entered into a definitive agreement whereby we will acquire all of the outstanding shares of CEB in a cash and stock transaction valued at approximately $2.6 billion. We will also assume and refinance approximately $0.9 billion of CEB debt. The transaction has been unanimously approved by the Boards of Directors of both companies. Closing of the transaction is subject to the approval of CEB shareholders and the satisfaction of customary closing conditions. The transaction is also subject to other risks and uncertainties, such as the possibility that CEB could receive an unsolicited proposal from a third party or that either we or CEB could exercise our respective termination rights. If the transaction is not consummated or is materially delayed for any reason, we will have spent considerable time and resources, and incurred substantial costs related to the merger, many of which must be paid even if the merger is not consummated. We cannot provide any assurance that the transaction will be consummated, that there will not be a delay in the consummation of the merger, or that all or any of the anticipated benefits and cost synergies of the transaction will be obtained. If the merger is not consummated, our reputation in our industry and in the investment community could be damaged, and the market price of our common stock could decline.

We may not be able to obtain our preferred form of financing to consummate the merger, and the terms of the financing may be less favorable to us than expected, depending on market conditions. There is no financing condition under the merger agreement, which means that if the conditions to closing are otherwise satisfied or waived, we are obligated to consummate the merger whether or not we have sufficient funds to pay the consideration under the merger agreement. We currently intend to finance the cash portion of the merger consideration, repay and redeem certain outstanding indebtedness of CEB and its subsidiaries and pay related fees and expenses in connection with the merger using a combination of new term loans, proceeds from the issuance of debt securities (or, to extent such debt securities are not issued, borrowings under a high-yield bridge credit facility), borrowings under a 364-day credit facility, borrowings under our existing revolving credit facility, and cash on hand.

Although we have obtained debt commitments from certain lenders in connection with our financing plan, such commitment is subject to a number of conditions and we cannot provide any assurances that we will be able to close the financing as anticipated. In addition, although the debt commitment letter for the financing specifies a number of terms for the different facilities, we retain some exposure to changes in pricing and other terms based on market conditions at the time the financing is consummated, which could result in less favorable terms for the financing than expected. The terms of the expected issuance of debt securities are not committed, and the pricing and terms of such debt securities may be less favorable than expected. If terms for the debt financing are less favorable than expected, financing costs could increase, potentially significantly, and our financing or operating flexibility may be constrained. In addition, the short tenor of the 364-day credit facility, together with duration fees, pricing step-ups and other terms of the 364-day credit facility and high-yield bridge credit facility (if drawn), provide significant economic incentive for us to refinance those facilities, which could result in us accessing the market at a less favorable time than we would otherwise choose. If we cannot close on any element of our financing plan, we will need to pursue other financing options, which may result in less favorable financing terms that could increase costs and/or materially adversely affect the credit rating or financing and operating flexibility of the combined company.

If the merger agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to CEB. These costs could require us to use available cash that would have otherwise been available for general corporate purposes. If the merger agreement is terminated in certain circumstances, we would be required to pay CEB a reverse termination fee of $125.0 million. If the merger agreement is terminated, we may decide to pay the termination fee from available cash that we would have otherwise used for general corporate purposes. For these and other reasons, a failed merger could materially adversely affect our business, operating results, financial condition and cash flows, or the price per share of our common stock.

We may experience difficulties in integrating our operations with CEB's and realizing the expected benefits of the transaction with CEB. The success of the transaction with CEB, if consummated, will depend in part on our ability to realize the anticipated business opportunities and growth prospects from combining with CEB in an efficient and effective manner. We may never realize these business opportunities and growth prospects. Further, our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures. CEB will continue to operate independently of us until the consummation of the transaction. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could materially adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the transaction, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of CEB’s business with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the proposed transaction, and our business, results of operations and financial condition could be materially adversely affected.

Risks related to our business

Our operating results could be negatively impacted by global economic conditions. Our business is impacted by general economic conditions and trends, in the United States and abroad. Global economic growth, including in the United States, has been subdued in recent years and there is concern this trend will continue in 2017. Terrorist attacks around the world and significant political shifts, such as the change in U.S. political leadership, have added additional uncertainty and risks to the economic environment. These trends and conditions could negatively and materially affect future demand for our products and services in general, in certain geographic regions, or in particular industry sectors. Such difficulties could include the ability to maintain client retention, wallet retention and consulting utilization rates, achieve contract value and consulting backlog growth, attract attendees and exhibitors to our events or obtain new clients. Such developments could negatively impact our financial condition, results of operations, and cash flows.

We face significant competition and our failure to compete successfully could materially adversely affect our results of operations, financial condition, and cash flows. We face direct competition from a significant number of independent providers of information products and services, including information available on the Internet free of charge. We also compete indirectly against consulting firms and other information providers, including electronic and print media companies, some of which may have greater financial, information gathering and marketing resources than we do. These indirect competitors could also choose to compete directly with us in the future. In addition, low barriers to entry exist in the markets in which we do business. As a result, new competitors may emerge and existing competitors may start to provide additional or complementary services. Additionally, technological advances may provide increased competition from a variety of sources.

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

We may not be able to maintain the quality of our existing products and services. We operate in a rapidly evolving market, and our success depends upon our ability to deliver high quality and timely research and analysis to our clients. Any failure to continue to provide credible and reliable information that is useful to our clients could have a material adverse effect on future business and operating results. Further, if our published data, opinions or viewpoints prove to be wrong or are not substantiated by appropriate research, our reputation may suffer and demand for our products and services may decline. In addition, we must continue to improve our methods for delivering our products and services in a cost-effective manner via the Internet and mobile applications. Failure to maintain state of the art electronic delivery capabilities could materially adversely affect our future business and operating results.

We may not be able to enhance and develop our existing products and services, or introduce the new products and services that are needed to remain competitive. The market for our products and services is characterized by rapidly changing needs for information and analysis on the IT industry as a whole. The development of new products is a complex and time-consuming process. Nonetheless, to maintain our competitive position, we must continue to anticipate the needs of our client organizations, develop, enhance and improve our existing as well as new products and services to address those needs, deliver all products and services in a timely, user-friendly and state of the art manner, and appropriately position and price new products and services relative to the marketplace and our costs of developing them. Any failure to achieve successful client acceptance of new products and services could have a material adverse effect on our business, results of operations and financial position. Additionally, significant delays in new product or service releases or significant problems in creating new products or services could materially adversely affect our business, results of operations and financial position.

Technology is rapidly evolving, and if we do not continue to develop new product and service offerings in response to these changes, our business could suffer. Disruptive technologies are rapidly changing the environment in which we, our clients, and our competitors operate. We will need to continue to respond to these changes by enhancing our product and service offerings in order to maintain our competitive position. However, we may not be successful in responding to these forces and enhance our products on a timely basis, and any enhancements we develop may not adequately address the changing needs of our clients. Our future success will depend upon our ability to develop and introduce in a timely manner new or enhanced existing offerings that address the changing needs of this constantly evolving marketplace. Failure to develop products that meet the needs of our clients in a timely manner could have a material adverse effect on our business, results of operations, and financial position.

We depend on renewals of subscription-based services and sales of new subscription-based services for a significant portion of our revenue, and our failure to renew at historical rates or generate new sales of such services could lead to a decrease in our revenues. A large portion of our success depends on our ability to generate renewals of our subscription-based research products and services and new sales of such products and services, both to new clients and existing clients. These products and services constituted approximately 75% and 73% of our total revenues for 2016 and 2015, respectively. Generating new sales of our subscription-based products and services, both to new and existing clients, is a challenging, costly, and often time consuming process. If we are unable to generate new sales, due to competition or other factors, our revenues will be adversely affected.

Our research subscription contracts are typically for 12-months or longer. Our ability to maintain contract renewals is subject to numerous factors, including the following:

•	delivering high-quality and timely analysis and advice to our clients;

•	understanding and anticipating market trends and the changing needs of our clients; and

•	providing products and services of the quality and timeliness necessary to withstand competition.

Additionally, as we continue to adjust our products and service offerings to meet our clients’ continuing needs, we may shift the type and pricing of our products which may impact client renewal rates. While our Research client retention rate was 84% at both December 31, 2016 and 2015, there can be no guarantee that we will continue to maintain this rate of client renewals.

We depend on non-recurring consulting engagements and our failure to secure new engagements could lead to a decrease in our revenues. Consulting segment revenues constituted 14% of our total revenues in 2016 and 15% in 2015. Consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including the following:

•	delivering consistent, high-quality consulting services to our clients;

•	tailoring our consulting services to the changing needs of our clients; and

•	our ability to match the skills and competencies of our consulting staff to the skills required for the fulfillment of existing or potential consulting engagements.

Any material decline in our ability to replace consulting engagements could have an adverse impact on our revenues and our financial condition. In addition, revenue from our contract optimization business can fluctuate significantly from period to period and is not predictable.

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

Our sales to governments are subject to appropriations and may be terminated. We derive significant revenues from research and consulting contracts with the United States government and its respective agencies, numerous state and local governments and their respective agencies, and foreign governments and their agencies. At December 31, 2016 and 2015, approximately $355.0 million and $345.0 million, respectively, of our total contracts were attributable to government entities. Our U.S. government contracts are subject to the approval of appropriations by the U.S. Congress to fund the agencies contracting for our services. Additionally, our contracts at the state and local levels, as well as foreign government contracts, are subject to various governmental authorizations and funding approvals and mechanisms. In general, most if not all of these contracts may be terminated at any time without cause or penalty (“termination for convenience”). Similarly, contracts with U.S. federal, state and local, and foreign governments and their respective agencies are subject to increasingly complex bidding procedures, compliance requirements and intense competition. Should appropriations for the governments and agencies that contract with us be curtailed, or should our government contracts be terminated for convenience, we may experience a significant loss of revenues.

We may not be able to attract and retain qualified personnel which could jeopardize our future growth plans, as well as the quality of our products and services. Our success depends heavily upon the quality of our senior management, research analysts, consultants, sales and other key personnel. We face competition for qualified professionals from, among others, technology companies, market research firms, consulting firms, financial services companies and electronic and print media companies, some of which have a greater ability to attract and compensate these professionals. Additionally, some of the personnel that we attempt to hire are subject to non-compete agreements that could impede our short-term recruitment efforts. Any inability to retain key personnel, or to hire and train additional qualified personnel to support the evolving needs of clients or the projected growth in our business, could materially adversely affect the quality of our products and services, as well as future business and operating results.

We may not be able to maintain the equity in our brand name. We believe that our “Gartner” brand, including our independence, is critical to our efforts to attract and retain clients and that the importance of brand recognition will increase as competition increases. We may expand our marketing activities to promote and strengthen the Gartner brand and may need to increase our marketing budget, hire additional marketing and public relations personnel, and expend additional sums to protect our brand and otherwise increase expenditures to create and maintain client brand loyalty. If we fail to effectively promote and maintain the Gartner brand, or incur excessive expenses in doing so, our future business and operating results could be materially adversely impacted.

Our international operations expose us to a variety of operational and other risks which could negatively impact our future revenue and growth. We have clients in over 90 countries and a substantial amount of our revenue is earned outside of the United States. Our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of tariffs and other trade barriers, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, and the difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights in international jurisdictions. Furthermore, we rely on local distributors or sales agents in some international locations. If any of these arrangements are terminated by our agent or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients of the local distributor or sales agent may not want to continue to do business with us or our new agent.

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

We are exposed to volatility in foreign currency exchange rates from our international operations. For the years ended December 31, 2016 and 2015, 42% and 41%, respectively, of our revenues were derived from sales outside of the United States. Revenues earned outside the U.S. are typically transacted in local currencies, which may fluctuate significantly against the U.S. dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our revenues and results of operations could be adversely affected by unfavorable foreign currency fluctuations. Additionally, our effective tax rate is increased as the U.S dollar strengthens against foreign currencies, which could impact our operating results.

Natural disasters, terrorist acts, war, and other geo-political events could disrupt our business. We operate in numerous U.S. and international locations, and we have offices in a number of major cities across the globe. A major weather event, earthquake, flood, drought, volcanic activity, disease, or other catastrophic natural disaster could significantly disrupt our operations. In addition, acts of civil unrest, failure of critical infrastructure, terrorism, armed conflict, war, and abrupt political change, as well as responses by various governments and the international community to such acts, can have a negative effect on our business. Such events could cause delays in initiating or completing sales, impede delivery of our products and services to our clients, disrupt or shut down the Internet or other critical client-facing and business processes, impede the travel of our personnel and clients, dislocate our critical internal functions and personnel, and in general harm our ability to conduct normal business operations, any of which can negatively impact our financial condition and operating results. Such events could also impact the timing and budget decisions of our clients, which could materially adversely affect our business.

Privacy concerns could damage our reputation and deter current and potential clients from using our products and services or attending our events. Concerns relating to global data privacy have the potential to damage our reputation and deter current and prospective clients from using our products and services or attending our events. In the ordinary course of our business and in accordance with applicable laws, we collect personal information (i) from our employees (ii) from the users of our products and services, including event attendees; and (iii) from prospective clients. We collect only basic personal information from our clients and prospects (name, email address, job title) and do not as a rule collect sensitive personal information like the social security numbers used in the United States. While we may collect credit card numbers on a limited basis from some clients to facilitate payment, we do not store such numbers. Even if unfounded, concerns about our practices with regard to the collection, use, disclosure, or security of this personal information or other data privacy related matters could damage our reputation and materially adversely affect our operating results. In addition, because many of our products and services are web-based, the amount of data we store on our servers (including personal information) has been increasing. Any systems failure or compromise of our security that results in the disclosure of our users’ personal data could seriously limit the consumption of our products and services and the attendance at our events, as well as harm our reputation and brand and, therefore, our business.

In addition, while we had been a Safe Harbor certified company for a number of years, and while we have implemented a company-wide privacy compliance program, regulatory authorities around the world continue to adopt new laws, regulations and penalties concerning data privacy. Most recently, the European Commission adopted the EU-US Privacy Shield framework (which, as of the date of this report, has undergone a number of legal challenges as to its validity), and the European Parliament formally adopted the General Data Protection Regulation (“GDPR”) which will become effective in May 2018. We are closely monitoring these legal developments and are working towards timely GDPR compliance. In the meantime, Gartner will continue to maintain and rely upon our comprehensive global data privacy compliance program and robust processes to safeguard our associates’ and clients' personal data. The interpretation and application of these laws in the United States, the European Union and elsewhere are often uncertain, inconsistent and ever changing. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data privacy practices. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

We take steps to secure our management information systems, including our computer systems, intranet, proprietary websites, email and other telecommunications and data networks, and we carefully scrutinize the security of outsourced website and service providers prior to retaining their services. However, the security measures implemented by us or by our outside service providers may not be effective and our systems (and those of our outside service providers) may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, cyber-attacks, computer viruses, power loss, or other disruptive events. Our reputation, brand, financial condition and operating results could be materially adversely affected if, as a result of a significant cyber event or other technology-related catastrophe, our operations are disrupted or shutdown; our confidential, proprietary information is stolen or disclosed; we incur costs or are required to pay fines in connection with stolen customer, employee, or other confidential information; we are required to dedicate significant resources to system repairs or increase cyber security protection; or we otherwise incur significant litigation or other costs as a result of these occurrences.

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

Our outstanding debt obligations could impact our financial condition or future operating results. We have a credit arrangement that provides for a five-year, $600.0 million term loan and a $1.2 billion secured five year revolving credit facility (the “2016 Credit Agreement”). The 2016 Credit Agreement was amended on January 20, 2017 to permit the acquisition of CEB and the incurrence of an additional $1.375 billion senior secured term loan B facility, a $300.0 million 364-day senior unsecured bridge facility and a senior unsecured high-yield bridge facility of up to $600.0 million (or the issuance of a corresponding amount of debt securities (the "Notes")) to finance, in part, the acquisition and repay certain debt of CEB, and to modify certain covenants (the "First Amendment"). In connection with financing the CEB acquisition, the Company has also received a commitment with respect to $600.0 million unsecured senior bridge facilities. The 2016 Credit Agreement contains an expansion feature by which the term loan and revolving facility may be increased, at our option and under certain conditions, by up to an additional $750.0 million in the aggregate plus additional amounts subject to the satisfaction of certain conditions, including a maximum secured leverage ratio. At December 31, 2016, we had a total of $700.0 million outstanding under the 2016 Credit Agreement.

The affirmative, negative and financial covenants of the 2016 Credit Agreement, as amended, as well as the covenants related to the Notes, by the First Amendment, could limit our future financial flexibility. Additionally, a failure to comply with these covenants could result in acceleration of all amounts outstanding under the 2016 Credit Agreement and the Notes, which would materially impact our financial condition unless accommodations could be negotiated with our lenders and Noteholders. No assurance can be given that we would be successful in doing so, or that any accommodations that we were able to negotiate would be on terms as favorable as those presently contained in the 2016 Credit Agreement. The associated debt service costs of these credit arrangements could impair our future operating results. The outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital.

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

We face risks related to litigation. We are, and in the future may be, subject to a variety of legal actions, such as employment, breach of contract, intellectual property-related, and business torts, including claims of unfair trade practices and misappropriation of trade secrets. Given the nature of our business, we are also subject to defamation (including libel and slander), negligence, or other claims relating to the information we publish. Regardless of the merits and despite vigorous efforts to defend any such claim can affect our reputation, and responding to any such claim could be time consuming, result in costly litigation and require us to enter into settlements, royalty and licensing agreements which may not be offered or available on reasonable terms. If a claim is made against us which we cannot defend or resolve on reasonable terms, our business, brand, and financial results could be materially adversely affected.

We face risks related to taxation. We are a global company with clients in over 90 countries. A substantial amount of our earnings is generated outside of the United States and taxed at rates significantly less than the U.S. statutory federal income tax rate. Our effective tax rate, financial position and results of operations could be adversely affected by earnings being higher than anticipated in jurisdictions with higher statutory tax rates and, conversely, lower than anticipated in jurisdictions that have lower statutory tax rates, by changes in the valuation of our deferred tax assets and/or by changes in tax laws or accounting principles and their interpretation by relevant authorities.

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

As of December 31, 2016, we had approximately $340.0 million of accumulated undistributed earnings in our non-U.S. subsidiaries. Under U.S. GAAP rules, no provision for income taxes that may result from the remittance of such earnings is required if the Company has the ability and intent to reinvest such funds overseas indefinitely. Our current plans do not demonstrate a need to repatriate these undistributed earnings to fund our U.S. operations or otherwise satisfy the liquidity needs of our U.S. operations. We intend to reinvest these earnings in our non-U.S. operations, except in instances in which the repatriation of these earnings would result in minimal additional tax. As a result, the Company has not recognized income tax expense that could result from the remittance of these earnings. However, future events such as a change in our liquidity needs or U.S. tax laws could cause us to change our repatriation policy and decide to repatriate some or all of these undistributed earnings. As a result, we could be required to accrue additional taxes in the future which could have a material impact on our consolidated financial position, cash flows and results of operations in future periods.

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

Risks related to our common stock

Our operating results may fluctuate from period to period and/or the financial guidance we have given may not meet the expectations of investors, which may cause the price of our common stock to decline. Our quarterly and annual operating results may fluctuate in the future as a result of many factors, including the timing of the execution of research contracts, the extent of completion of consulting engagements, the timing of symposia and other events, the amount of new business generated, the mix of domestic and international business, currency fluctuations, changes in market demand for our products and services, the timing of the development, introduction and marketing of new products and services, competition in our industry, the impact of our acquisitions, and general economic conditions. An inability to generate sufficient earnings and cash flow, and achieve our forecasts, may impact our operating and other activities. The potential fluctuations in our operating results could cause period-to-period comparisons of operating results not to be meaningful and may provide an unreliable indication of future operating results. Furthermore, our operating results may not meet the expectations of investors or the financial guidance we have previously provided. If this occurs, the price of our common stock could decline.

Our stock price may be impacted by factors outside of our control and you may not be able to resell shares of our common stock at or above the price you paid. The price of our common stock is subject to significant fluctuations in response to, among other factors, developments in the industries in which we do business, general economic conditions, general market conditions, geo-political events, changes in the nature and composition of our stockholder base, changes in securities analysts’ recommendations regarding our securities and our performance relative to securities analysts’ expectations for any quarterly period, as well as other factors outside of our control including any and all factors that move the securities markets generally. These factors may materially adversely affect the market price of our common stock.

Future sales of our common stock in the public market could lower our stock price. Sales of a substantial number of shares of common stock in the public market by our current stockholders, or the threat that substantial sales may occur, could cause the market price of our common stock to decrease significantly or make it difficult for us to raise additional capital by selling stock. Furthermore, we have various equity incentive plans that provide for awards in the form of stock appreciation rights, restricted stock, restricted stock units and other stock-based awards which have the effect of adding shares of common stock into the public market. At the present time, we are executing against a board-approved share repurchase program to reduce the number of outstanding shares of our common stock. At December 31, 2016, approximately $1.1 billion remained available for share purchases under this program. No assurance can be given that we will continue these activities in the future when the program is completed, or in the event that the price of our common stock reaches levels at which repurchases are not accretive.

Future sales of our common stock from grants and awards could lower our stock price. As of December 31, 2016, the aggregate number of shares of our common stock issuable pursuant to outstanding grants and awards under our equity incentive plans was approximately 2.6 million shares (approximately 1.5 million of which have vested). In addition, at the present time, approximately 6.2 million shares may be issued in connection with future awards under our equity incentive plans. Shares of common stock issued under these plans are freely transferable and have been registered under the Securities Act of 1933, as amended (the “Securities Act”), except for any shares held by affiliates (as that term is defined in Rule 144 under the Securities Act) which are subject to certain limitations. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock.

Interests of certain of our significant stockholders may conflict with yours. To our knowledge, as of the date hereof, and based upon publicly-available SEC filings, three institutional investors each presently hold over 5% of our common stock. While no stockholder or institutional investor individually holds a majority of our outstanding shares, these significant stockholders may be able, either individually or acting together, to exercise significant influence over matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, adoption or amendment of equity plans and approval of significant transactions such as mergers, acquisitions, consolidations and sales or purchases of assets. In addition, in the event of a proposed acquisition of the Company by a third party, this concentration of ownership may delay or prevent a change of control in us. Accordingly, the interests of these stockholders may not always coincide with our interests or the interests of other stockholders, or otherwise be in the best interests of us or all stockholders.

Our anti-takeover protections may discourage or prevent a change of control, even if a change in control would be beneficial to our stockholders. Provisions of our restated certificate of incorporation and bylaws and Delaware law may make it difficult for any party to acquire control of us in a transaction not approved by our Board of Directors. These provisions include: (i) the ability of our Board of Directors to issue and determine the terms of preferred stock; (ii) advance notice requirements for inclusion of stockholder proposals at stockholder meetings; and (iii) the anti-takeover provisions of Delaware law. These provisions could discourage or prevent a change of control or change in management that might provide stockholders with a premium to the market price of their common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

The Company has no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.

ITEM 2. PROPERTIES.

We currently lease 39 domestic and 67 international offices. These offices support our executive and administrative activities, research and consulting, sales, systems support, and other functions. We have a significant presence in Stamford, Connecticut; Ft. Myers, Florida; and Egham, the United Kingdom. The Company does not own any real properties.

Our Stamford corporate headquarters are located in 213,000 square feet of leased office space in three buildings located on the same campus. The Company's lease on the Stamford headquarters facility expires in 2027 and contains three five-year renewal options at fair value. In 2016 we leased an additional 21,179 square feet of space in a fourth building adjacent to our Stamford headquarters facility under a five-year lease.

In Ft. Myers we lease 250,821 square feet of space in two buildings located on the same campus and we also have an additional 21,601 square feet of leased space in two separate but nearby buildings that house staff training and other facilities. Our Ft. Myers leases expire in 2030. To accommodate future growth in Ft. Myers we also expect to lease additional space with terms similar to our current buildings. In Egham we currently lease 112,800 square feet of office in two separate buildings but intend to consolidate our Egham operations into a new 108,000 square foot adjacent building presently under construction in mid-2017. The new Egham lease has a term of 15 years.

We expect to continue to invest in our business by adding headcount, and as a result, we may need additional office space in various locations. Should additional space be necessary, we believe that it will be available and at reasonable terms.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange under the symbol "IT". As of January 31, 2017, there were 1,341 holders of record of our common stock. Our 2017 Annual Meeting of Stockholders will be held on June 1, 2017 at the Company’s corporate headquarters in Stamford, Connecticut. We did not submit any matter to a vote of our stockholders during the fourth quarter of 2016.

The following table sets forth the high and low sale prices for our common stock as reported on The New York Stock Exchange for the periods indicated:

	2016		2015
	High	Low	High	Low
Quarter ended March 31	$89.73	$77.80	$86.28	$74.39
Quarter ended June 30	103.00	86.17	89.10	82.35
Quarter ended September 30	100.74	87.86	92.46	79.93
Quarter ended December 31	$105.45	$84.54	$94.82	$81.52

DIVIDEND POLICY

We currently do not pay cash dividends on our common stock. In addition, our 2016 Credit Agreement contains a negative covenant which may limit our ability to pay dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The equity compensation plan information set forth in Part III, Item 12 of this Form 10-K is hereby incorporated by reference into this Part II, Item 5.

SHARE REPURCHASES

The Company has a $1.2 billion board authorization to repurchase the Company's common stock. The Company may repurchase its common stock from time-to-time in amounts and at prices the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases, private transactions or other transactions and will be funded from cash on hand and borrowings under the Company’s 2016 Credit Agreement. Repurchases may also be made from time-to-time in connection with the settlement of the Company's share-based compensation awards.

The following table summarizes the repurchases of our outstanding common stock in the three months ended December 31, 2016 pursuant to our $1.2 billion share repurchase authorization and pursuant to the settlement of share-based compensation awards:

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
October	51,590	$84.96
November	11,868	104.03
December	4,434	103.56
Total (1)	67,892	$89.51	$1.1

(1)	For the year ended December 31, 2016, the Company repurchased a total of 0.6 million shares.

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

(In thousands, except per share data)	2016	2015	2014	2013	2012
STATEMENT OF OPERATIONS DATA:
Revenues:
Research	$1,829,721	$1,583,486	$1,445,338	$1,271,011	$1,137,147
Consulting	346,214	327,735	348,396	314,257	304,893
Events	268,605	251,835	227,707	198,945	173,768
Total revenues	2,444,540	2,163,056	2,021,441	1,784,213	1,615,808
Operating income	305,141	287,997	286,162	275,492	245,707
Net income	$193,582	$175,635	$183,766	$182,801	$165,903

PER SHARE DATA:
Basic income per share	$2.34	$2.09	$2.06	$1.97	$1.78
Diluted income per share	$2.31	$2.06	$2.03	$1.93	$1.73

Weighted average shares outstanding:
Basic	82,571	83,852	89,337	93,015	93,444
Diluted	83,820	85,056	90,719	94,830	95,842

OTHER DATA:
Cash and cash equivalents	$474,233	$372,976	$365,302	$423,990	$299,852
Total assets	2,367,335	2,168,517	1,904,351	1,783,582	1,621,277
Long-term debt	672,500	790,000	385,000	136,250	115,000
Stockholders’ equity (deficit)	60,878	(132,400)	161,171	361,316	306,673
Cash provided by operating activities	$365,632	$345,561	$346,779	$315,654	$279,814
The following items impact the comparability and presentation of our consolidated data:

•
In 2016 we repurchased 0.6 million of our common shares. We also repurchased 6.2 million, 5.9 million, 3.4 million, and 2.7 million of our common shares in 2015, 2014, 2013, and 2012, respectively. We used $59.0 million, $509.0 million, $432.0 million, $181.7 million, and $111.3 million in cash for share repurchases in 2016, 2015, 2014, 2013, and 2012, respectively. See Note 7 — Stockholders’ Equity (Deficit) in the Notes to the Consolidated Financial Statements for additional information.

•
In 2016 we early adopted Financial Accounting Standards Board Accounting Standards Update (ASU) No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU No. 2016-09"), which changed the accounting for stock-based compensation awards. The adoption of ASU No. 2016-09 increased our basic and diluted earnings per share for 2016 by a total of $0.12 per share and our operating cash flow by $10.0 million. Our financial results for periods prior to 2016 were not impacted. See Note 1 — Business and Significant Accounting Policies in the Notes to the Consolidated Financial Statements for additional information.

•
In 2016, 2015 and 2014 we acquired other businesses and recognized $42.6 million, $26.2 million and $21.9 million, respectively, in pre-tax acquisition and integration charges. The operating results of these businesses were included in our consolidated financial results beginning on their respective acquisition dates. The Company used $34.2 million, $196.2 million and $124.3 million in cash for acquisitions in 2016, 2015 and 2014, respectively. See Note 2 — Acquisitions in the Notes to the Consolidated Financial Statements for additional information.

•	In 2016 we refinanced our previous credit facility. See Note 5 — Debt in the Notes to the Consolidated Financial Statements for additional information.

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

We acquired other businesses in 2016, 2015, and 2014, which is described in Note 2 — Acquisitions in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. The operating results of these acquired businesses have been included in our consolidated and segment operating results beginning on their respective dates of acquisition. These results were not material to our consolidated or segment results.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part 1, Item 1A, Risk Factors included in this Annual Report on Form 10-K. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

BUSINESS OVERVIEW
Gartner is the world’s leading information technology research and advisory company. We deliver the technology-related insight necessary for our clients to make the right decisions, every day. From CIOs and senior information technology (IT) leaders in corporations and government agencies, to business leaders in high-tech and telecom enterprises and professional services firms, to supply chain professionals, marketing professionals and technology investors, we are the valuable partner to clients in 11,122 distinct enterprises. We work with clients to research, analyze, and interpret the business of IT within the context of their individual roles. Gartner is headquartered in Stamford, Connecticut, U.S.A., and as of December 31, 2016, we had 8,813 employees, including 1,922 research analysts and consultants, and clients in over 90 countries.

The foundation for all Gartner products and services is our independent research on IT, supply chain, and digital marketing initiatives. The findings from this research are delivered through our three business segments – Research, Consulting and Events:

•
Research provides objective insight on critical and timely technology and supply chain initiatives for CIOs, other IT professionals, supply chain leaders, marketing and other professionals, as well as technology companies and the institutional investment community, through reports, briefings, proprietary tools, access to our analysts, peer networking services and membership programs that enable our clients to make better decisions about their IT, supply chain and marketing investments.

•
Consulting provides customized solutions to unique client needs through on-site, day-to-day support, as well as proprietary tools for measuring and improving IT performance with a focus on cost, performance, efficiency, and quality.

•
Events provides IT, supply chain, marketing and business professionals the opportunity to attend various symposia, conferences and exhibitions to learn, contribute and network with their peers. From our flagship event Symposium/ITxpo, to summits focused on specific technologies and industries, to experimental workshop-style seminars, our events distill the latest Gartner research into applicable insight and advice.

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

Wallet retention rate represents a measure of the amount of contract value we have retained with clients over a 12-month period. Wallet retention is calculated on a percentage basis by dividing the contract value of clients, who were clients one year ago, by the total contract value from a year ago, excluding the impact of foreign currency exchange. When wallet retention exceeds client retention, it is an indication of retention of higher-spending clients, or increased spending by retained clients, or both. Wallet retention is calculated at an enterprise level, which represents a single company or customer.

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

We had total revenues of $2.4 billion in 2016, an increase of 13% over 2015 on a reported basis and 14% adjusted for the impact of foreign currency exchange. Diluted earnings per share was $2.31 in 2016 compared to $2.06 in 2015, a 12% increase, primarily driven by higher net income, which increased 10% in 2016, and to a lesser extent, a lower weighted-average share count, which declined 1%.

Research revenues increased 16% year-over-year, to $1.83 billion in 2016, and adjusted for the impact of foreign currency, Research revenues increased 17%. The contribution margin was 69%, the same as 2015. At December 31, 2016, total contract value was $1.93 billion, an increase of 9% over December 31, 2015 on a reported basis and 14% adjusted for the impact of foreign currency exchange. Both client and wallet retention remained strong, at 84% and 104%, respectively, at December 31, 2016.

Consulting revenues increased 6% in 2016, to $346.2 million, while the impact of foreign currency exchange was not significant. The gross contribution margin was 31% in 2016 compared to 33% in 2015. Consultant utilization was 66% in both periods. We had 628 billable consultants at December 31, 2016 compared to 606 at year-end 2015. Backlog was $103.8 million at December 31, 2016.

Events revenues increased 7% year-over-year, to $268.6 million in 2016. Adjusted for the impact of foreign currency exchange, Events revenues increased 6%. The segment contribution margin was 51% in 2016 compared to 52% in 2015. We held 66 events in 2016 compared to 65 in 2015, while the number of attendees increased 4% in 2016, to 54,602.

For a more detailed discussion of our results, see the Segment Results section below.

Cash flow from our operating activities was $365.6 million in 2016, an increase of 6% compared to 2015. Our 2016 cash flow from operating activities benefited from the early adoption of FASB ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which changed the accounting for stock-based compensation awards (see Note 1 — Business and Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information). We ended 2016 with $474.2 million in cash and cash equivalents while $1.1 billion was available for borrowing under the revolving credit line.

We continue to focus on maximizing shareholder value. During 2016 we repurchased 0.6 million shares of our outstanding common stock and we also acquired two businesses. In addition, in January 2017 we announced that we have entered into a definitive agreement whereby Gartner will acquire all of the outstanding shares of CEB Inc., an industry leader in providing best practice and talent management insights (see Note 16 — Subsequent Events in the Notes to the Consolidated Financial Statements for additional information).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements requires the application of appropriate accounting policies and the use of estimates. Our significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements included in this Form 10-K. Management considers the policies discussed below to be critical to an understanding of our financial statements because their application requires complex and subjective management judgments and estimates. Specific risks for these critical accounting policies are described below.

The preparation of our consolidated financial statements requires us to make estimates and assumptions about future events. We develop our estimates using both current and historical experience, as well as other factors, including the general economic environment and actions we may take in the future. We adjust such estimates when facts and circumstances dictate. However, our estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on our best judgment at a point in time and as such these estimates may ultimately differ materially from actual results. On-going changes to our estimates could be material and would be reflected in the Company’s consolidated financial statements in future periods.

Our critical accounting policies are as follows:

Revenue recognition — Revenue is recognized in accordance with the requirements of U.S. GAAP as well as SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”). Revenue is only recognized once all required criteria for revenue recognition have been met. Revenue by significant source is accounted for as follows:

•
Research revenues are mainly derived from subscription contracts for research products. The related revenues are deferred and recognized ratably over the applicable contract term. Fees derived from assisting organizations in selecting the right business software for their needs is recognized when the leads are provided to vendors.

•
Consulting revenues are principally generated from fixed fee and time and material engagements. Revenues from fixed fee contracts are recognized on a proportional performance basis. Revenues from time and materials engagements are recognized as work is delivered and/or services are provided. Revenues related to contract optimization contracts are contingent in nature and are only recognized upon satisfaction of all of the conditions related to their payment.

•	Events revenues are deferred and then recognized upon the completion of the related symposium, conference, summit, or exhibition.

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

The following table provides our total fees receivable and the related allowance for losses (in thousands) as of:

	December 31,
	2016	2015
Total fees receivable	$650,413	$587,663
Allowance for losses	(7,400)	(6,900)
Fees receivable, net	$643,013	$580,763

Goodwill and other intangible assets — The Company evaluates recorded goodwill in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic No. 350, which requires goodwill to be assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, an impairment evaluation of our amortizable intangible assets may also be performed if events or circumstances indicate potential impairment. Among the factors that could trigger an impairment review are our current operating results relative to our annual plan or historical performance; changes in our strategic plan or use of our assets; restructuring charges or other changes in our business segments; competitive pressures and changes in the general economy or in the markets in which we operate; and a significant decline in our stock price and our market capitalization relative to our net book value.

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

We conducted a qualitative assessment of the fair values of all of the Company's reporting units during the third quarter of 2016. The results of this test concluded that the fair values of the Company's reporting units continue to exceed their respective carrying amounts. See Note 1 — Business and Significant Accounting Policies in the Notes to the Consolidated Financial Statements for additional information regarding goodwill and amortizable intangible assets.

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

Accounting for stock-based compensation — The Company accounts for stock-based compensation in accordance with FASB ASC Topic No. 505 and 718 and SEC Staff Accounting Bulletins No. 107 (“SAB No. 107”) and No. 110 (“SAB No. 110”). The Company recognizes stock-based compensation expense, which is based on the fair value of the award on the date of grant, over the related service period (see Note 8 — Stock-Based Compensation in the Notes to the Consolidated Financial Statements for additional information). Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain complex and subjective assumptions, including the expected life of the stock compensation award and the Company’s common stock price volatility. In addition, determining the appropriate amount of associated periodic expense requires management to estimate the likelihood of the achievement of certain performance targets. The assumptions used in calculating the fair value of stock compensation awards and the associated periodic expense represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, then the amount of expense may need to be adjusted and future stock-based compensation expense could be materially different from what has been recorded in the current period. In 2016 the Company early adopted FASB ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," ASU No. 2016-09 requires certain changes in accounting for stock compensation under FASB ASC Topic No. 718. Note 1 — Business and Significant Accounting Policies in the Notes to the Consolidated Financial Statements provides additional information regarding the adoption of ASU No. 2016-09.

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

RESULTS OF OPERATIONS

Consolidated Results

2016 VERSUS 2015

The following table presents the changes in selected line items in our Consolidated Statements of Operations for the two years ended December 31, 2016 (in thousands):

	Year Ended December 31, 2016	Year Ended December 31, 2015	Income Increase (Decrease) $	Income Increase (Decrease) %
Total revenues	$2,444,540	$2,163,056	$281,484	13%
Costs and expenses:
Cost of services & product development	945,648	839,076	(106,572)	(13)
Selling, general and administrative	1,089,184	962,677	(126,507)	(13)
Depreciation	37,172	33,789	(3,383)	(10)
Amortization of intangibles	24,797	13,342	(11,455)	(86)
Acquisition & integration charges	42,598	26,175	(16,423)	(63)
Operating income	305,141	287,997	17,144	6
Interest expense, net	(25,116)	(20,782)	(4,334)	(21)
Other income (expense), net	8,406	4,996	3,410	68
Provision for income taxes	(94,849)	(96,576)	1,727	2
Net income	$193,582	$175,635	$17,947	10%

TOTAL REVENUES for the year ended December 31, 2016 increased $281.5 million, or 13%, compared to the year ended December 31, 2015. Excluding the impact of foreign currency exchange, total revenues increased 14% in 2016 compared to 2015. Year-over-year reported segment revenues increased by 16% in our Research segment, 6% in Consulting and 7% in Events.

The following table presents total revenues by geographic region for the years ended (in thousands):

Geographic Region	December 31, 2016	December 31, 2015	Increase (Decrease) $	Increase (Decrease) %
U.S. and Canada	$1,519,748	$1,347,676	$172,072	13%
Europe, Middle East, Africa	616,721	557,165	59,556	11
Other International	308,071	258,215	49,856	19
Totals	$2,444,540	$2,163,056	$281,484	13%

The following table presents our revenues by segment for the years ended (in thousands):

Segment	December 31, 2016	December 31, 2015	Increase (Decrease) $	Increase (Decrease) %
Research	$1,829,721	$1,583,486	$246,235	16%
Consulting	346,214	327,735	18,479	6
Events	268,605	251,835	16,770	7
Totals	$2,444,540	$2,163,056	$281,484	13%

Please see the section of this MD&A below entitled “Segment Results” for a further discussion of revenues and results by segment.

COST OF SERVICES AND PRODUCT DEVELOPMENT (“COS") expense increased $106.6 million, or 13%, in 2016 compared to 2015, to $945.6 million compared to $839.1 million in 2015. COS expense increased 14% in 2016 when compared to 2015 adjusted for the impact of foreign exchange. The year-over-year increase in COS expense was due to $88.0 million in higher payroll and related benefits costs from additional headcount and merit salary increases, and $28.6 million in higher charges in 2016 for events costs and other program related expenses. Partially offsetting these increased expenses was approximately $10.0 million in foreign exchange impact. Overall COS headcount increased 13%, which was primarily in our Research segment. COS as a percentage of revenues was 39% in both the 2016 and 2015 periods.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) expense increased by $126.5 million in 2016, or 13%, to $1,089.2 million compared to $962.7 million in 2015. Excluding the impact of foreign currency exchange, SG&A expense increased 15% year-over-year. The increase was primarily due to $115.0 million in higher payroll and related benefits costs from additional headcount, higher sales commissions, and merit salary increases, and we also had $27.5 million in additional legal, recruiting and training, and workplace costs. Partially offsetting these additional charges was approximately $16.0 million in foreign exchange impact. SG&A headcount increased 13% overall, with the majority of the increase in additional quota-bearing sales associates and related support staff. Quota-bearing sales associates increased 12% year-over-year, to 2,423 at December 31, 2016 from 2,171 at year-end 2015.

DEPRECIATION expense increased 10% in 2016 compared to 2015, which reflects our additional investment in fixed assets.

AMORTIZATION OF INTANGIBLES increased to $24.8 million in 2016 from $13.3 million in 2015 due to the additional intangibles resulting from our acquisitions.

ACQUISITION AND INTEGRATION CHARGES was $42.6 million in 2016 compared to $26.2 million in 2015. These charges are directly-related to our acquisitions and primarily include amounts accrued for payments contingent on the achievement of certain employment conditions, legal, consulting and severance costs.

OPERATING INCOME increased 6% in 2016 compared to 2015, to $305.1 million in 2016 from $288.0 million in 2015. Operating income as a percentage of revenues was 12% in 2016 and 13% in 2015 with the decline due to a number of factors, to include lower gross contribution margins in our Consulting and Events segments and higher charges from acquisitions.

INTEREST EXPENSE, NET increased 21% year-over-year due to higher average borrowings in the 2016 period.

OTHER INCOME (EXPENSE), NET was $8.4 million in 2016, which included a gain of $2.5 million from the extinguishment of a portion of an economic development loan from the State of Connecticut, the sale of certain state tax credits and the recognition of other tax incentives, and the net impact of gains and losses from our foreign currency hedging activities. Other income (expense), net was $5.0 million in 2015, which consisted of a $6.8 million gain from the sale of certain state tax credits partially offset by a net loss from foreign currency hedging activities.

PROVISION FOR INCOME TAXES was $94.8 million in 2016 compared to $96.6 million in 2015 and the effective tax rate was 32.9% in 2016 compared to 35.5% in 2015. The decrease in the effective income tax rate was primarily attributable to the early adoption of ASU No. 2016-09 in 2016, partially offset by increases in non-deductible expenses relating to acquisitions.

NET INCOME was $193.6 million in 2016 and $175.6 million in 2015, an increase of 10%. Diluted earnings per share increased 12% year-over-year, to $2.31 in 2016 compared to $2.06 in 2015 due to the higher net income and to a lesser extent, a decrease in the number of weighted-average shares in the 2016 period.

2015 VERSUS 2014

The following table presents the changes in selected line items in our Consolidated Statements of Operations for the two years ended December 31, 2015 (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Income Increase (Decrease) $	Income Increase (Decrease) %
Total revenues	$2,163,056	$2,021,441	$141,615	7%
Costs and expenses:
Cost of services & product development	839,076	797,933	(41,143)	(5)
Selling, general and administrative	962,677	876,067	(86,610)	(10)
Depreciation	33,789	31,186	(2,603)	(8)
Amortization of intangibles	13,342	8,226	(5,116)	(62)
Acquisition & integration charges	26,175	21,867	(4,308)	(20)
Operating income	287,997	286,162	1,835	1
Interest expense, net	(20,782)	(10,887)	(9,895)	(91)
Other income (expense), net	4,996	(592)	5,588	>100
Provision for income taxes	(96,576)	(90,917)	(5,659)	(6)
Net income	$175,635	$183,766	$(8,131)	(4)%

TOTAL REVENUES for the year ended December 31, 2015 increased $141.6 million, or 7%, compared to the year ended December 31, 2014. Revenues increased by double-digits in our Research and Events businesses but declined 6% in Consulting. Excluding the impact of foreign currency exchange, total revenues increased 13% in 2015 compared to 2014.

The following table presents total revenues by geographic region for the years ended (in thousands):

Geographic Region	December 31, 2015	December 31, 2014	Increase (Decrease) $	Increase (Decrease) %
U.S. and Canada	$1,347,676	$1,204,476	$143,200	12%
Europe, Middle East, Africa	557,165	570,334	(13,169)	(2)
Other International	258,215	246,631	11,584	5
Totals	$2,163,056	$2,021,441	$141,615	7%

The following table presents our revenues by segment for the years ended (in thousands):

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

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) expense increased by $86.6 million in 2015, or 10%, to $962.7 million compared to $876.1 million in 2014. Excluding the impact of foreign currency exchange, SG&A expense increased 16% year-over-year. The increase was primarily due to $111.0 million in higher payroll and related benefits costs from additional headcount, higher sales commissions, and merit salary increases, and we also had $27.0 million in additional travel and training, recruiting, and other costs. Partially offsetting these additional charges was $51.0 million in foreign exchange impact. SG&A headcount increased 17% overall, with the majority of the increase in additional quota-bearing sales associates and related support staff. Quota-bearing sales associates increased 15% year-over-year, to 2,171 at December 31, 2015 from 1,881 at year-end 2014.

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

OTHER INCOME (EXPENSE), NET was $5.0 million in 2015 which included a $6.8 million gain from the sale of certain state tax credits partially offset by a net loss resulting from foreign currency hedging activities. The $0.6 million expense in 2014 was due to a net loss from foreign currency hedging activities.

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

Research

The following table presents the financial results and business measurements of our Research segment as of and for the year ended December 31:

	2016	2015	Increase (Decrease)	% Increase (Decrease)	2015	2014	Increase (Decrease)	% Increase (Decrease)
Financial Measurements:
Revenues (1)	$1,829,721	$1,583,486	$246,235	16%	$1,583,486	$1,445,338	$138,148	10%
Gross contribution (1)	$1,267,760	$1,096,827	$170,933	16%	$1,096,827	$1,001,914	$94,913	9%
Gross contribution margin	69%	69%	—	—	69%	69%	—	—
Business Measurements:
Total contract value (1), (2)	$1,930,000	$1,768,300	$161,700	9%	$1,768,300	$1,605,945	$162,355	10%
Research contract value (1), (3)	$1,922,500	$1,760,700	$161,800	9%	$1,760,700	$1,603,200	$157,500	10%
Client retention	84%	84%	—	—	84%	85%	(1) point	—
Wallet retention	104%	105%	(1) point	—	105%	106%	(1) point	—

(1)	In thousands.

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

2016 VERSUS 2015

Research segment revenues increased 16% in 2016 compared to 2015. Excluding the impact of foreign currency exchange, Research revenues increased 17% in 2016. The segment gross contribution margin was 69% in both annual periods. The contribution margin remained at 69% in spite of a 14% increase in segment headcount, mostly driven by new hires and to a lesser extent the additional employees resulting from our acquisitions. The headcount increase reflects our continuing investment in this business. Total contract value increased 9% on a reported basis in 2016 to $1.93 billion, and increased 14% year-over-year adjusted for the impact of foreign currency exchange. The growth in contract value was broad-based, with every region and client size and virtually every industry sector growing at double-digit percentage rates. We increased the number of our research client enterprises by 3% in 2016, to 11,122. Both client retention and wallet retention remained strong, at 84% and 104% respectively, as of December 31, 2016.

2015 VERSUS 2014

Research segment revenues increased 10% in 2015 compared to 2014. Excluding the impact of foreign currency, Research revenues increased 16% in 2015. The segment gross contribution margin was 69% in both annual periods. Total contract value increased 10% in 2015 to $1.77 billion. Adjusted for the impact of foreign currency exchange, total contract value increased 14% year-over-year. The number of research client enterprises increased by 8% in 2015, to 10,796. Client retention and wallet retention were 84% and 105% respectively, as of December 31, 2015.

Consulting

The following table presents the financial results and business measurements of our Consulting segment as of and for the year ended December 31:

	2016	2015	Increase (Decrease)	% Increase (Decrease)	2015	2014	Increase (Decrease)	% Increase (Decrease)
Financial Measurements:
Revenues (1)	$346,214	$327,735	$18,479	6%	$327,735	$348,396	$(20,661)	(6)%
Gross contribution (1)	$107,585	$107,193	$392	—%	$107,193	$119,931	$(12,738)	(11)%
Gross contribution margin	31%	33%	(2) points	—	33%	34%	(1) point	—
Business Measurements:
Backlog (1)	$103,800	$117,700	$(13,900)	(12)%	$117,700	$102,600	$15,100	15%
Billable headcount	628	606	22	4%	606	535	71	13%
Consultant utilization	66%	66%	—	—	66%	68%	(2) points	—
Average annualized revenue per billable headcount (1)	$383	$391	$(8)	(2)%	$391	$442	$(51)	(12)%

(1)	Dollars in thousands.

2016 VERSUS 2015

Consulting revenue increased 6% year-over-year, to $346.2 million, with the increase mostly in our core consulting practice. Revenue in our contract optimization practice increased slightly but declined in our strategic advisory service ("SAS") practice. The impact of foreign currency exchange was not significant. The year-over-year gross contribution margin declined by 2 points, due to several factors, including higher payroll costs resulting from higher headcount and severance, as well as the revenue decline in our SAS practice, which has a higher contribution margin than core consulting. Backlog decreased by $13.9 million year-over-year, or 12%, mostly due to a large individual contract booked in 2015. Excluding that contract, backlog decreased by about 4% year-over-year. The $103.8 million of backlog at year-end 2016 represents approximately 4 months of forward backlog, which is in line with the Company's operational target.

2015 VERSUS 2014

Consulting revenue decreased 6% year-over-year but was essentially flat excluding the impact of foreign exchange. The revenue decline was primarily in our core consulting practice, which was mainly driven by the foreign exchange impact. We also had lower revenues in our contract optimization practice, which can fluctuate from period to period. The year-over-year gross contribution margin declined by 1 point, primarily driven by costs resulting from higher headcount. Backlog increased by $15.1 million year-over-year, or 15%, to $117.7 million at December 31, 2015.

Events

The following table presents the financial results and business measurements of our Events segment as of and for the year ended December 31:

	2016	2015	Increase (Decrease)	% Increase (Decrease)	2015	2014	Increase (Decrease)	% Increase (Decrease)
Financial Measurements:
Revenues (1)	$268,605	$251,835	$16,770	7%	$251,835	$227,707	$24,128	11%
Gross contribution (1)	$136,655	$130,527	$6,128	5%	$130,527	$112,384	$18,143	16%
Gross contribution margin	51%	52%	(1) point	—	52%	49%	3 points	—
Business Measurements:
Number of events	66	65	1	2%	65	61	4	7%
Number of attendees	54,602	52,595	2,007	4%	52,595	49,047	3,548	7%

(1)	Dollars in thousands.

2016 VERSUS 2015

Events revenues increased $16.8 million when comparing 2016 to 2015, or 7%. Excluding the impact of foreign currency exchange, revenues increased 6% year-over-year. We held 66 events in 2016, consisting of 59 ongoing events and 7 new events, compared to 65 events in 2015. The year-over-year revenue increase was primarily attributable to higher exhibitor revenue at our on-going events, which increased 9%, while attendee revenue increased 2%. The number of attendees in 2016 increased 4% to 54,602. Average revenue per attendee declined slightly while average revenue per exhibitor increased 9%. The gross contribution margin decreased 1 point year-over-year.

2015 VERSUS 2014

Events revenues increased $24.1 million when comparing 2015 to 2014, or 11%, and increased 18% adjusted for the impact of foreign exchange. We held 65 events in 2015, consisting of 61 ongoing events and 4 new events, compared to 61 events in 2014. The revenue increase was primarily due to higher attendee revenue at our ongoing events and to a lesser extent, higher exhibitor revenue. The number of attendees increased 7% in 2015, and the number of exhibitors increased 4%. Average revenue per attendee rose 9% and average revenue per exhibitor increased 2%. The gross contribution margin increased 3 points year-over-year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a five-year credit arrangement that it entered into in June 2016 that provides for a $600.0 million term loan and a $1.2 billion revolving credit facility (the “2016 Credit Agreement”). As of December 31, 2016, the Company had $585.0 million outstanding under the term loan and $115.0 million under the revolver and $1.1 billion of available revolver borrowing capacity under the 2016 Credit Agreement. We had $474.2 million of cash and cash equivalents at December 31, 2016.

The 2016 Credit Agreement was amended on January 20, 2017 to permit the acquisition of CEB and the incurrence of an additional $1.375 billion senior secured term loan B facility, a $300.0 million 364-day senior unsecured bridge facility and a senior unsecured high-yield bridge facility of up to $600.0 million (or the issuance of a corresponding amount of debt securities) to finance, in part, the acquisition and repay certain debt of CEB and to modify certain covenants.

We have historically generated significant cash flows from our operating activities. Our operating cash flow has been continuously maintained and enhanced by the leverage characteristics of our subscription-based business model in our Research segment, which is our largest business segment. Revenues in our Research segment increased 16% in 2016 compared to 2015, and constituted 75% and 73% of our total revenues in 2016 and 2015, respectively. The majority of our Research customer contracts are paid in advance, and combined with a strong customer retention rate and high incremental margins, has resulted in continuously strong operating cash flow. Our cash flow generation has also benefited from our continuing efforts to improve the operating efficiencies of our businesses as well as a focus on the optimal management of our working capital as we increase our sales volume.

We had operating cash flow of $365.6 million in 2016 compared to $345.6 million in 2015. During 2016 we used $125.0 million in cash to pay down debt and related fees and we used almost $50.0 million in cash for capital expenditures. We also used $34.2 million in cash in 2016 to acquire other businesses and $59.0 million to repurchase our common stock. The amount of cash used in 2016 to acquire other businesses and for stock repurchases was significantly less than 2015. We currently have a $1.2 billion board approved authorization to repurchase the Company's common stock, and as of December 31, 2016, approximately $1.1 billion of this authorization remains.
Definitive Agreement to Acquire CEB Inc.
On January 5, 2017, the Company and CEB announced that they entered into a definitive agreement whereby Gartner will acquire all of the outstanding shares of CEB in a transaction valued at approximately $2.6 billion. The aggregate consideration to be paid by Gartner is expected to be approximately $1.8 billion in cash and $0.8 billion of Gartner common stock. Gartner will also assume (and refinance) approximately $0.9 billion in CEB debt. Closing of the transaction is expected to be completed in the first half of 2017.

In connection with the proposed acquisition, the Company entered into a commitment letter for the purposes of financing the majority of the cash consideration payable and to refinance CEB’s indebtedness. The commitment letter provides for a total of $2.275 billion in additional financing, which includes a seven-year senior secured term loan B facility of up to $1.375 billion, a 364-day senior unsecured bridge facility of up to $300.0 million, and a senior unsecured high-yield bridge facility of up to $600.0 million. It is expected that on or prior to the closing of the CEB acquisition, senior unsecured notes will be issued and sold pursuant to an offering pursuant to Rule 144A or a private placement in lieu of a portion of, or all of the drawings under, the high-yield bridge facility. The Company expects that the proceeds from the additional financing described above, together with its balance sheet cash and available borrowing capacity under its revolving credit facility, will be sufficient to pay the aggregate cash consideration and refinance CEB's indebtedness, as well as pay for certain fees and expenses incurred in connection with the acquisition. The closing of the transaction and related borrowings will significantly increase the Company's outstanding debt.

Cash and cash equivalents

Our cash and cash equivalents are held in numerous locations throughout the world. At December 31, 2016, approximately $432.0 million of our total $474.2 million in cash and cash equivalents was held outside the U.S. Of the $432.0 million of cash and cash equivalents held outside the United States at December 31, 2016, approximately $340.0 million represents accumulated undistributed earnings of our non-U.S. subsidiaries. Under U.S. GAAP rules, no provision for income taxes that may result from the remittance of such earnings is required if the Company has the ability and intent to reinvest such funds overseas indefinitely. Our current plans do not demonstrate a need to repatriate these undistributed earnings to fund our U.S. operations or otherwise satisfy the liquidity needs of our U.S. operations. We intend to reinvest these earnings in our non-U.S. operations, except in instances in which the repatriation of these earnings would result in minimal additional tax. As a result, the Company has not recognized income tax expense that could result from the remittance of these earnings.

However, future events such as a change in our liquidity needs or U.S. tax laws could cause us to change our repatriation policy and decide to repatriate some or all of these undistributed earnings. As a result, we could be required to accrue additional taxes in the future which could have a material impact on our consolidated financial position, cash flows, and results of operations in future periods.

The following table summarizes and explains the changes in our cash and cash equivalents for the three-years ended December 31, 2016 (in thousands):

	2016 vs. 2015			2015 vs. 2014
	Year Ended December 31, 2016	Year Ended December 31, 2015	Increase (Decrease)	Year Ended December 31, 2015	Year Ended December 31, 2014	Increase (Decrease)
Cash provided by operating activities (1)	$365,632	$345,561	$20,071	$345,561	$346,779	$(1,218)
Cash used in investing activities	(84,049)	(242,357)	158,308	(242,357)	(162,777)	(79,580)
Cash used by financing activities	(174,686)	(67,690)	(106,996)	(67,690)	(208,670)	140,980
Net increase (decrease)	106,897	35,514	71,383	35,514	(24,668)	60,182
Effects of exchange rate changes	(5,640)	(27,840)	22,200	(27,840)	(34,020)	6,180
Beginning cash and cash equivalents	372,976	365,302	7,674	365,302	423,990	(58,688)
Ending cash and cash equivalents	$474,233	$372,976	$101,257	$372,976	$365,302	$7,674

(1)
During 2016, the Company early adopted FASB ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"), which changed the accounting for stock-based compensation awards. The adoption of the standard increased our 2016 operating cash flow by $10.0 million with a corresponding decrease in financing activities. Our financial results for periods prior to 2016 were not impacted. See Note 1 — Business and Significant Accounting Policies in the Notes to the Consolidated Financial Statements for additional information.

2016 VERSUS 2015

Operating

Operating cash flow increased by $20.1 million, or 6%, in 2016 compared to 2015. The 2016 increase was primarily due to higher net income and the adoption of ASU No. 2016-09. Partially offsetting these increases were higher cash payments for acquisition and integration costs, bonus and commissions, and interest on our borrowings.

Investing

We used $84.0 million of cash in our investing activities in 2016 compared to $242.4 million of cash used in 2015. Cash used in 2015 was substantially higher due to additional expenditures for acquisitions.

Financing

Cash used was $174.7 million in 2016, which consisted of $59.0 million paid for share repurchases and $125.0 million for payments and fees on debt, which was partially offset by $9.3 million in cash realized from employee share-related activities. In the 2015 period the Company used $67.7 million in cash in its financing activities, with $509.0 million in cash used for share repurchases, while net borrowings on debt and employee share-related activities provided cash of $441.3 million.

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

Financing

In total, we used $67.7 million of cash in our financing activities during 2015 compared to $208.7 million of cash used in 2014. The Company used $509.0 million of cash for share repurchases in 2015 compared to $432.0 million used for share repurchases in 2014. The Company borrowed an additional $420.0 million in 2015 on a net basis compared to $200.0 million of net additional borrowings in 2014. Additions to financing cash flows from employee share-based activities were $21.4 million in 2015 and $28.0 million in 2014.

OBLIGATIONS AND COMMITMENTS

2016 Credit Agreement

The Company's 2016 Credit Agreement provides for a $600.0 million term loan and a $1.2 billion revolving credit facility. The 2016 Credit Agreement was amended on January 20, 2017 to permit the acquisition of CEB and the incurrence of an additional $1.375 billion senior secured term loan B facility, $300.0 million 364-day senior unsecured bridge facility and a senior unsecured high-yield bridge facility of up to $600.0 million (or the issuance of a corresponding amount of debt securities) to finance, in part, the acquisition and repay certain debt of CEB, and to modify certain covenants. Under the revolving credit facility, amounts may be borrowed, repaid, and re-borrowed through the maturity date of the 2016 Credit Agreement in 2021. The term and revolving facilities may be increased, at the Company's option, by up to an additional $750.0 million in the aggregate. As of December 31, 2016, the Company had $585.0 million outstanding under the term loan and $115.0 million under the revolver. See Note 5 — Debt in the Notes to the Consolidated Financial Statements for additional information regarding the 2016 Credit Agreement.

 Off-Balance Sheet Arrangements

Through December 31, 2016, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

Contractual Cash Commitments

The Company has certain commitments that contractually require future cash payments. The following table summarizes the Company's contractual cash commitments as of December 31, 2016 (in thousands):

Commitment Description:	Due In Less Than 1 Year	Due In 2-3 Years	Due In 4-5 Years	Due In More Than 5 Years	Total
Debt – principal and interest (1)	$20,627	$41,209	$741,149	$2,515	$805,500
Operating leases (2)	49,250	74,714	48,350	142,930	315,244
Deferred compensation arrangement (3)	3,870	6,475	4,900	28,470	43,715
Other (4)	11,580	12,230	11,940	30,630	66,380
Totals	$85,327	$134,628	$806,339	$204,545	$1,230,839

(1)
Amounts borrowed under the Company's 2016 Credit Agreement, which matures in December 2021, have been classified in the table based on both contractual and anticipated repayment dates. Interest payments were based on the effective interest rates as of December 31, 2016. See Note 5 — Debt in the Notes to the Consolidated Financial Statements for additional information regarding the Company's debt.

(2)
The Company leases various facilities, furniture, computer equipment, and automobiles. These leases expire between 2017 and 2032. See Note 1 — Business and Significant Accounting Policies in the Notes to the Consolidated Financial Statements for additional information on the Company's leases.

(3)
The Company has a supplemental deferred compensation arrangement with certain employees. Amounts payable with a known payment date have been classified in the table based on the scheduled payment date. Amounts payable whose payment date is unknown have been included in the Due In More Than 5 Years category since the Company cannot determine when the amounts will be paid. See Note 13 — Employee Benefits in the Notes to the Consolidated Financial Statements for additional information regarding the arrangement.

(4)
The Other category includes (i) contractual commitments for software, building maintenance, telecom, and other services; and (ii) projected cash contributions to the Company's defined benefit pension plans. See Note 13 — Employee Benefits in the Notes to the Consolidated Financial Statements for additional information regarding the Company's defined benefit pension plans.

In addition to the contractual cash commitments included in the table above, the Company has other payables and liabilities that may be legally enforceable but are not considered contractual commitments. Information regarding the Company's payables and liabilities is included in Note 4 — Accounts Payable, Accrued, and Other Liabilities in the Notes to the Consolidated Financial Statements.

QUARTERLY FINANCIAL DATA

The following tables present our quarterly operating results for the two-year period ended December 31:

2016
(In thousands, except per share data)	First	Second	Third	Fourth
Revenues	$557,266	$609,998	$574,059	$703,217
Operating income	64,429	83,299	48,726	108,687
Net income (1)	44,987	51,626	30,484	66,485
Net income per share:
Basic (1), (2)	$0.55	$0.63	$0.37	$0.80
Diluted (1), (2)	$0.54	$0.62	$0.36	$0.79

2015
(In thousands, except per share data)	First	Second	Third	Fourth
Revenues	$471,186	$547,936	$500,166	$643,768
Operating income	48,682	85,220	52,474	101,621
Net income	28,351	51,155	30,366	65,763
Net income per share:
Basic (2)	$0.33	$0.61	$0.37	$0.80
Diluted (2)	$0.32	$0.61	$0.36	$0.78

(1)
In 2016 the Company early adopted ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which changed the accounting for stock-based compensation awards (see Note 1 — Business and Significant Accounting Policies in the Notes to the Consolidated Financial Statements for additional information). The adoption of ASU No. 2016-09 increased our basic and diluted income per share for 2016 by a total of $0.12 per share. Our financial results for periods prior to 2016 were not impacted.

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

Business Combinations — In January 2017, the FASB issued ASU No. 2017-01, "Clarifying the Definition of a Business" ("ASU No. 2017-01"), which is effective for Gartner on January 1, 2018. ASU No. 2017-01 changes the GAAP definition of a business which can impact the accounting for asset purchases, acquisitions, goodwill impairment, and other assessments. We are currently evaluating the impact of ASU No. 2017-01 on our consolidated financial statements.

Statement of Cash Flows — In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash" ("ASU No. 2016-18"). ASU No. 2016-18 requires that amounts generally described as restricted cash and restricted cash equivalents be presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. If different, a reconciliation of the cash balances reported in the cash flow statement and the balance sheet would need to be provided along with explanatory information. ASU No. 2016-18 is effective for Gartner on January 1, 2018. We are currently evaluating the impact of ASU No. 2016-18 on our consolidated financial statements.

Income Taxes — In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory" ("ASU No. 2016-16"). ASU No. 2016-16 accelerates the recognition of taxes on certain intra-entity transactions and is effective for Gartner on January 1, 2018. Current GAAP requires deferral of the income tax implications of an intercompany sale of assets until the assets are sold to a third party or recovered through use. Under the new rule, the seller’s tax effects and the buyer’s deferred taxes will be immediately recognized upon the sale. We have completed an initial evaluation of the impact of ASU No. 2016-16 and we do not expect it will have a material impact on our consolidated financial statements when adopted but could impact the timing of recognition of taxes on future intra-entity transfers.

Statement of Cash Flows — In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU No. 2016-15"). ASU No. 2016-15 sets forth classification requirements for certain cash flow transactions. ASU No. 2016-15 is effective for Gartner on January 1, 2018, but early adoption is permitted. We have completed an initial evaluation of the impact of ASU No. 2016-15 and we do not expect it will have a material impact on our consolidated financial statements.

Financial Instrument Credit Losses — In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses" ("ASU No. 2016-13"). ASU No. 2016-13 amends the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU No. 2016-13 is effective for Gartner on January 1, 2020, with early adoption permitted. We are currently evaluating the potential impact of ASU No. 2016-13 on our consolidated financial statements.

Leases — In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02") which will require significant changes in the accounting and disclosure for lease arrangements. Currently under U.S. GAAP, lease arrangements that meet certain criteria are considered operating leases and are not recorded on the balance sheet. All of the Company's existing lease arrangements are accounted for as operating leases and are thus not recorded on the Company's balance sheet. ASU No. 2016-02 will significantly change the accounting for leases since a right-of-use ("ROU") model must be used in which the lessee must record a ROU asset and a lease liability on the balance sheet for leases with terms longer than 12 months. Leases will be classified as either finance or operating arrangements, with classification affecting the pattern of expense recognition in the income statement. ASU No. 2016-02 also requires expanded disclosures about leasing arrangements. ASU No. 2016-02 will be effective for Gartner on January 1, 2019. We are currently evaluating the impact of ASU No. 2016-02 on our consolidated financial statements.

Financial Instruments Recognition and Measurement — In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments Overall - Recognition and Measurement of Financial Assets and Liabilities" ("ASU No. 2016-01") to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among the significant changes required by ASU No. 2016-01 is that equity investments will be measured at fair value with changes in fair value recognized in net income. ASU No. 2016-01 will be effective for Gartner on January 1, 2018. We have completed an initial evaluation of the impact of ASU No. 2016-01 and we do not expect it will have a material impact on our consolidated financial statements but may require additional disclosures.

Revenue — In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU No. 2014-09"). ASU No. 2014-09 and related amendments require changes in revenue recognition policies as well as enhanced disclosures. ASU No. 2014-09 is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in existing revenue recognition rules; provide a more robust framework for addressing revenue recognition issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and provide more useful information to users of financial statements through improved disclosures. We have completed an initial assessment of the impact of ASU No. 2014-09 on our existing revenue recognition policies and we plan to adopt the rule on January 1, 2018 using the cumulative effect method of adoption. ASU No. 2014-09 also requires significantly expanded disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, which we are currently compiling. While we have not completed our assessment of the impact of ASU No. 2014-09, based on the analysis completed to date, we do not currently anticipate that the new rule will have a material impact on our consolidated financial statements.

The FASB also continues to work on a number of other accounting rules which if issued could impact our accounting policies and disclosures in future periods. However, since these rules have not yet been issued, the effective dates and potential impact are unknown.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

The Company's 2016 Credit Agreement provides for a five-year, $600.0 million term loan and a $1.2 billion revolving credit facility. At December 31, 2016, we had $700.0 million outstanding under the 2016 Credit Agreement, which included $585.0 million outstanding under the term loan and $115.0 million under the revolver. The 2016 Credit Agreement was amended on January 20, 2017 to permit the acquisition of CEB and the incurrence of an additional $1.375 billion senior secured term loan B facility, $300.0 million 364-day senior unsecured bridge facility and a senior unsecured high-yield bridge facility of up to $600.0 million (or the issuance of a corresponding amount of debt securities) to finance, in part, the acquisition and repay certain debt of CEB and to modify certain covenants. In addition, in connection with financing the CEB acquisition, the Company has received a commitment with respect to $600.0 million senior unsecured bridge facilities.

We have cash flow exposure to changes in interest rates since amounts currently borrowed under our 2016 Credit Agreement are based on a floating base rate of interest. However, we reduce our exposure to changes in interest rates through our interest rate swap contracts which effectively convert the floating base interest rate on the first $700.0 million of our variable rate borrowings to fixed rates. Thus we are exposed to interest rate risk on borrowings under the 2016 Credit Agreement only if our borrowings exceed $700.0 million. At December 31, 2016, the amount of unhedged borrowings under the 2016 Credit Agreement was zero.

FOREIGN CURRENCY RISK

For the fiscal years ended December 31, 2016 and 2015, 42% and 41%, respectively, of our revenues were derived from sales outside of the United States. We conduct business in numerous currencies other than the U.S dollar. Among the major foreign currencies in which we conduct business are the Euro, the British Pound, the Japanese Yen, the Australian dollar, and the Canadian dollar. The reporting currency of our consolidated financial statements is the U.S. dollar. As the values of the foreign currencies in which we operate fluctuate over time relative to the U.S. dollar, the Company is exposed to both foreign currency translation and transaction risk.

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars since the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity (deficit). A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At December 31, 2016, we had $474.2 million of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on December 31, 2016 would have increased or decreased by approximately $21.0 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings since movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S dollar.

Transaction risk arises because our foreign subsidiaries enter into transactions that are denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding currency contracts as of December 31, 2016 had an immaterial net unrealized loss.

CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents, accounts receivable, and interest rate swap contracts and foreign exchange contracts. The majority of the Company’s cash and cash equivalents, interest rate swap contracts, and its foreign exchange contracts are with large investment grade commercial banks. Accounts receivable balances deemed to be collectible from customers have a limited concentration of credit risk due to our diverse customer base and geographic dispersion.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for 2016, 2015, and 2014, together with the reports of KPMG LLP, our independent registered public accounting firm, are included herein in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Management conducted an evaluation, as of December 31, 2016, of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed or submitted under the Exchange Act.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of the Board of Directors.

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2016, Gartner’s internal control over financial reporting was effective. The effectiveness of management’s internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K in Part IV, Item 15.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended December 31, 2016, we identified deficiencies in certain general information technology controls ("GITCs") that affected the use of a report-writer IT application operated in connection with the Company’s enterprise resource planning systems. Specifically, we did not have effective controls over the configuration of the reports and completeness and accuracy of information presented in the reports. Reports produced by the report-writer IT application are used in the operation of certain key internal controls. We have determined that these deficiencies in our internal control over financial reporting constituted a material weakness that originated in periods prior to the fourth quarter of 2016. The deficiencies resulted in no misstatements to the current or previously issued financial statements.

In connection with the operation of key internal controls performed during the year ended December 31, 2016, management designed and implemented effective controls over the generation of information and reports using the report-writer IT application going forward and retrospectively operated those controls for each instance that the reports were used by management as part of its internal control over financial reporting during fiscal year 2016, thereby remediating the material weakness as of December 31, 2016. Further, we have enhanced the design of our existing GITCs over the report-writer application. We will monitor these new controls going forward.

We have determined that the actions taken to date have sufficiently improved the Company’s internal control over financial reporting such that as of December 31, 2016, there is not a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the remediation of the deficiencies we concluded that our internal control over financial reporting was effective as of December 31, 2016.

Other than the changes noted above, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item will be set forth under the captions “Proposal One: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Miscellaneous — Available Information” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2017. If the Proxy Statement is not filed with the SEC by April 30, 2017, such information will be included in an amendment to this Annual Report filed by April 30, 2017. See also Item 1. Business — Available Information.

ITEM 11. EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the caption “Executive Compensation” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2017. If the Proxy Statement is not filed with the SEC by April 30, 2017, such information will be included in an amendment to this Annual Report filed by April 30, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be furnished pursuant to this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed with the SEC by April 30, 2017. If the Proxy Statement is not filed with the SEC by April 30, 2017, such information will be included in an amendment to this Annual Report filed by April 30, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required to be furnished pursuant to this item will be set forth under the captions “Transactions With Related Persons” and “Corporate Governance — Director Independence” in the Company’s Proxy Statement to be filed with the SEC by April 30, 2017. If the Proxy Statement is not filed with the SEC by April 30, 2017, such information will be included in an amendment to this Annual Report filed by April 30, 2017.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2017. If the Proxy Statement is not filed with the SEC by April 30, 2017, such information will be included in an amendment to this Annual Report filed by April 30, 2017.

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

3. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1(1)	Restated Certificate of Incorporation of the Company.

3.2(2)	Bylaws as amended through February 2, 2012.

4.1(1)	Form of Certificate for Common Stock as of June 2, 2005.

4.2 (3)	Credit Agreement, dated as of June 17, 2016, among the Company, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as administrative agent.

4.3 (4)
First Amendment to Credit Agreement, dated as of January 20, 2017, among the Company, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as administrative agent, filed as of January 24, 2017.

10.1(5)	Amended and Restated Lease dated April 16, 2010 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut.

10.2(5)
First Amendment to Amended and Restated Lease dated April 16, 2010 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut.

10.3(6)	2011 Employee Stock Purchase Plan.

10.4(7)	2003 Long -Term Incentive Plan, as amended and restated effective June 4, 2009.

10.5(8)	2014 Long-Term Incentive Plan, effective May 29, 2014.

10.6(9)	Amended and Restated Employment Agreement between Eugene A. Hall and the Company dated as of March 19, 2016.

10.7(10)	Company Deferred Compensation Plan, effective January 1, 2009.

10.8(11)	Form of 2017 Stock Appreciation Right Agreement for executive officers.

10.9(11)	Form of 2017 Performance Stock Unit Agreement for executive officers.

10.10 (12)	Agreement and Plan of Merger by and among Gartner, Inc., Cobra Acquisition Corp. and CEB Inc., dated as of January 5, 2017.

10.11 (12)	Commitment Letter among Gartner, Inc., JPMorgan Chase Bank, N.A. and Goldman Sachs Bank USA, dated January 5, 2017.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see Signature Page).

31.1*	Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this document.

+	Management compensation plan or arrangement.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 29, 2005 as filed on July 6, 2005.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 2, 2012 as filed on February 7, 2012.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 17, 2016.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 20, 2017 and filed January 24, 2017.

(5)	Incorporated by reference from the Company’s Quarterly Report on form 10-Q filed on August 9, 2010.

(6)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) filed on April 18, 2011.

(7)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) filed on April 21, 2009

(8)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) filed on April 15, 2014.

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 5, 2016.

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 20, 2009.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 6, 2017 and filed on February 7, 2017.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated and filed January 5, 2017.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
GARTNER, INC.
CONSOLIDATED FINANCIAL STATEMENTS

All financial statement schedules have been omitted because the information required is not applicable or is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Gartner, Inc.:

We have audited the accompanying consolidated balance sheets of Gartner, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gartner, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(KPMG LLP LOGO)

/s/ KPMG LLP

New York, New York

February 22, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Gartner, Inc.:

We have audited Gartner, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gartner, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 22, 2017 expressed an unqualified opinion on those consolidated financial statements.

(KPMG LLP LOGO)

/s/ KPMG LLP

New York, New York

February 22, 2017

GARTNER, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$474,233	$372,976
Fees receivable, net of allowances of $7,400 and $6,900 respectively	643,013	580,763
Deferred commissions	141,410	124,831
Prepaid expenses and other current assets	84,540	62,427
Total current assets	1,343,196	1,140,997
Property, equipment and leasehold improvements, net	121,606	108,733
Goodwill	738,453	715,359
Intangible assets, net	76,801	96,544
Other assets	87,279	106,884
Total Assets	$2,367,335	$2,168,517
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$440,771	$387,691
Deferred revenues	989,478	900,801
Current portion of long-term debt	30,000	35,000
Total current liabilities	1,460,249	1,323,492
Long-term debt, net of deferred financing fees	664,391	783,831
Other liabilities	181,817	193,594
Total Liabilities	2,306,457	2,300,917
Stockholders’ Equity (Deficit):
Preferred stock:
$.01 par value, authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
$.0005 par value, authorized 250,000,000 shares for both periods; 156,234,415 shares issued for both periods	78	78
Additional paid-in capital	863,127	818,546
Accumulated other comprehensive loss, net	(49,683)	(44,402)
Accumulated earnings	1,644,005	1,450,684
Treasury stock, at cost, 73,583,172 and 73,896,245 common shares, respectively	(2,396,649)	(2,357,306)
Total Stockholders’ Equity (Deficit)	60,878	(132,400)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,367,335	$2,168,517

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Research	$1,829,721	$1,583,486	$1,445,338
Consulting	346,214	327,735	348,396
Events	268,605	251,835	227,707
Total revenues	2,444,540	2,163,056	2,021,441
Costs and expenses:
Cost of services and product development	945,648	839,076	797,933
Selling, general and administrative	1,089,184	962,677	876,067
Depreciation	37,172	33,789	31,186
Amortization of intangibles	24,797	13,342	8,226
Acquisition and integration charges	42,598	26,175	21,867
Total costs and expenses	2,139,399	1,875,059	1,735,279
Operating income	305,141	287,997	286,162
Interest income	2,449	1,766	1,413
Interest expense	(27,565)	(22,548)	(12,300)
Other income (expense), net	8,406	4,996	(592)
Income before income taxes	288,431	272,211	274,683
Provision for income taxes	94,849	96,576	90,917
Net income	$193,582	$175,635	$183,766

Net income per share:
Basic	$2.34	$2.09	$2.06
Diluted	$2.31	$2.06	$2.03
Weighted average shares outstanding:
Basic	82,571	83,852	89,337
Diluted	83,820	85,056	90,719

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Year Ended December 31,
	2016	2015	2014
Net income	$193,582	$175,635	$183,766
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(5,986)	(23,089)	(27,461)
Interest rate hedges - net change in deferred loss	1,670	(1,339)	2,163
Pension plans - net change in deferred actuarial loss	(965)	1,196	(4,217)
Other comprehensive (loss) income, net of tax	(5,281)	(23,232)	(29,515)
Comprehensive income	$188,301	$152,403	$154,251

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income, Net	Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2013	$78	$718,644	$8,345	$1,091,283	$(1,457,034)	$361,316
Net income	—	—	—	183,766	—	183,766
Other comprehensive income	—	—	(29,515)	—	—	(29,515)
Issuances under stock plans	—	(11,727)	—	—	19,527	7,800
Stock compensation tax benefits	—	18,671	—	—	—	18,671
Common share repurchases	—	—	—	—	(419,712)	(419,712)
Stock compensation expense	—	38,845	—	—	—	38,845
Balance at December 31, 2014	$78	$764,433	$(21,170)	$1,275,049	$(1,857,219)	$161,171
Net income	—	—	—	175,635	—	175,635
Other comprehensive loss	—	—	(23,232)	—	—	(23,232)
Issuances under stock plans	—	(5,964)	—	—	13,495	7,531
Stock compensation tax benefits	—	13,928	—	—	—	13,928
Common share repurchases	—	—	—	—	(513,582)	(513,582)
Stock compensation expense	—	46,149	—	—	—	46,149
Balance at December 31, 2015	$78	$818,546	$(44,402)	$1,450,684	$(2,357,306)	$(132,400)
Adoption of ASU No. 2016-09	—	—	—	(261)	—	(261)
Net income	—	—	—	193,582	—	193,582
Other comprehensive loss	—	—	(5,281)	—	—	(5,281)
Issuances under stock plans	—	(2,080)	—	—	12,419	10,339
Common share repurchases	—	—	—	—	(51,762)	(51,762)
Stock compensation expense	—	46,661	—	—	—	46,661
Balance at December 31, 2016	$78	$863,127	$(49,683)	$1,644,005	$(2,396,649)	$60,878

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net income	$193,582	$175,635	$183,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	61,969	47,131	39,412
Stock-based compensation expense	46,661	46,149	38,845
Excess tax benefits from stock-based compensation exercises	—	(13,860)	(20,193)
Deferred taxes	(2,648)	344	(759)
Gain on extinguishment of debt	(2,500)	—	—
Amortization and write-off of debt issue costs	3,082	1,512	2,645
Changes in assets and liabilities:
Fees receivable, net	(68,661)	(44,476)	(76,424)
Deferred commissions	(18,673)	(13,236)	(12,340)
Prepaid expenses and other current assets	(21,604)	(13,268)	(3,017)
Other assets	20,005	(14,733)	(7,139)
Deferred revenues	97,979	91,840	105,354
Accounts payable, accrued, and other liabilities	56,440	82,523	96,629
Cash provided by operating activities	365,632	345,561	346,779
Investing activities:
Additions to property, equipment and leasehold improvements	(49,863)	(46,128)	(38,486)
Acquisitions (net of cash acquired)	(34,186)	(196,229)	(124,291)
Cash used in investing activities	(84,049)	(242,357)	(162,777)
Financing activities:
Proceeds from ESP Plan	9,250	7,499	7,767
Proceeds from borrowings	715,000	440,000	400,000
Payments on debt	(835,000)	(20,000)	(200,000)
Purchases of treasury stock	(58,961)	(509,049)	(432,006)
Fees paid for debt refinancing	(4,975)	—	(4,624)
Excess tax benefits from stock-based compensation exercises	—	13,860	20,193
Cash used by financing activities	(174,686)	(67,690)	(208,670)
Net increase (decrease) in cash and cash equivalents	106,897	35,514	(24,668)
Effects of exchange rates on cash and cash equivalents	(5,640)	(27,840)	(34,020)
Cash and cash equivalents, beginning of period	372,976	365,302	423,990
Cash and cash equivalents, end of period	$474,233	$372,976	$365,302

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$23,400	$21,200	$10,600
Income taxes, net of refunds received	$86,300	$83,500	$70,100

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

Basis of presentation. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270 for financial information and with the applicable instructions of U.S. Securities & Exchange Commission (“SEC”) Regulation S-X. The fiscal year of Gartner represents the twelve-month period from January 1 through December 31. All references to 2016, 2015, and 2014 herein refer to the fiscal year unless otherwise indicated. Certain prior year balance sheet amounts have been reclassified to conform to the current year presentation.

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

Business Acquisitions. The Company completed acquisitions in each of the three years ended December 31, 2016 and detailed information related to these acquisitions is included in Note 2 — Acquisitions. The Company accounts for acquisitions in accordance with the acquisition method of accounting as prescribed by FASB ASC Topic No. 805, Business Combinations. The acquisition method of accounting requires the Company to record the net assets and liabilities acquired based on their estimated fair values as of the acquisition date, with any excess of the consideration transferred over the estimated fair value of the net assets acquired, including identifiable intangible assets, to be recorded to goodwill. Under the acquisition method, the operating results of acquired companies are included in the Company's consolidated financial statements beginning on the date of acquisition.

The determination of the fair values of intangible and other assets acquired in acquisitions requires management judgment and the consideration of a number of factors, significant among them the historical financial performance of the acquired businesses and projected performance, estimates surrounding customer turnover, as well as assumptions regarding the level of competition and the cost to reproduce certain assets. Establishing the useful lives of the intangibles also requires management judgment and the evaluation of a number of factors, among them projected cash flows and the likelihood of competition.

The Company classifies charges that are directly-related to its acquisitions in the line Acquisition and Integration Charges in the Consolidated Statements of Operations, and the Company recorded $42.6 million, $26.2 million, and $21.9 million of such charges in 2016, 2015, and 2014, respectively. Included in these directly-related and incremental charges are legal, consulting, retention, severance, and accruals for cash payments subject to the continuing employment of certain key employees of the acquired companies.

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

The Company’s revenues by significant source are as follows:

Research

Research revenues are mainly derived from subscription contracts for research products. The related revenues are deferred and recognized ratably over the applicable contract term. Fees derived from assisting organizations in selecting the right business software for their needs is recognized as earned when the leads are provided to vendors.

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

Consulting

Consulting revenues, primarily derived from consulting, measurement and strategic advisory services (paid one-day analyst engagements), are principally generated from fixed fee or time and materials engagements. Revenues from fixed fee engagements are recognized on a proportional performance basis, while revenues from time and material engagements are recognized as work is delivered and/or services are provided. Revenues related to contract optimization engagements are contingent in nature and are only recognized upon satisfaction of all conditions related to their payment. Unbilled fees receivable associated with consulting engagements were $45.7 million at December 31, 2016 and $43.2 million at December 31, 2015.

Events

Events revenues are deferred and recognized upon the completion of the related symposium, conference or exhibition. In addition, the Company defers certain costs directly related to events and expenses these costs in the period during which the related symposium, conference or exhibition occurs. The Company's policy is to defer only those costs, primarily prepaid site and production services costs, which are incremental and are directly attributable to a specific event. Other costs of organizing and producing our events, primarily Company personnel and non-event specific expenses, are expensed in the period incurred. At the end of each fiscal quarter, the Company assesses on an event-by-event basis whether the expected direct costs of producing a scheduled event will exceed the expected revenues. If such costs are expected to exceed revenues, the Company records the expected loss in the period determined.

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

Stock-based compensation expense. The Company accounts for stock-based compensation in accordance with FASB ASC Topics No. 505 and 718 and SEC Staff Accounting Bulletins No. 107 (“SAB No. 107”) and No. 110 (“SAB No. 110”). Stock-based compensation cost is based on the fair value of the award on the date of grant, which is expensed over the related service period, net of estimated forfeitures. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. During 2016, 2015 and 2014, the Company recognized $46.7 million, $46.1 million and $38.8 million, respectively, of stock-based compensation expense, a portion of which is recorded in COS and SG&A in the Consolidated Statements of Operations. In 2016 the Company early adopted FASB Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting." See the "Adoption of new accounting standards" section below for additional information.

Income taxes expense. The Company uses the asset and liability method of accounting for income taxes. We estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating our current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. In assessing the realizability of deferred tax assets, management considers if it is more likely than not that some or all of the deferred tax assets will not be realized. We consider the availability of loss carryforwards, projected reversal of deferred tax liabilities, projected future taxable income, and ongoing prudent and feasible tax planning strategies in making this assessment. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained based on the technical merits of the position.

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

Property, equipment and leasehold improvements. The Company leases all of its facilities and certain equipment. These leases are all classified as operating leases in accordance with FASB ASC Topic 840. The cost of these operating leases, including any contractual rent increases, rent concessions, and landlord incentives, are recognized ratably over the life of the related lease agreement. Lease expense was $38.0 million, $33.8 million, and $31.5 million in 2016, 2015, and 2014, respectively.

Equipment, leasehold improvements, and other fixed assets owned by the Company are recorded at cost less accumulated depreciation. Except for leasehold improvements, these fixed assets are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvement or the remaining term of the related lease. The Company had total depreciation expense of $37.2 million, $33.8 million, and $31.2 million in 2016, 2015, and 2014, respectively. The Company's total fixed assets, less accumulated depreciation and amortization, consisted of the following (in thousands):

	Useful Life	December 31,
Category	(Years)	2016	2015
Computer equipment and software	2-7	$166,385	$148,195
Furniture and equipment	3-8	43,137	39,072
Leasehold improvements	2-15	96,603	87,103
		$306,125	$274,370
Less — accumulated depreciation and amortization		(184,519)	(165,637)
Property, equipment, and leasehold improvements, net		$121,606	$108,733

The Company incurs costs to develop internal use software used in our operations, and certain of these costs meeting the criteria outlined in FASB ASC Topic No. 350 are capitalized and amortized over future periods. Net capitalized development costs for internal use software was $16.6 million and $14.1 million at December 31, 2016 and 2015, respectively, which is included in the Computer equipment and software category above. Amortization of capitalized internal software development costs, which is classified in Depreciation in the Consolidated Statements of Operations, totaled $8.8 million and $8.2 million in 2016 and 2015, respectively.

Intangible assets. The Company has finite-lived intangible assets which are amortized against earnings using the straight-line method over their expected useful lives. Changes in intangible assets subject to amortization during the two-year period ended December 31, 2016 were as follows (in thousands):

December 31, 2016	Trade Names	Customer Relationships	Content	Software	Non-Compete	Total
Gross cost, December 31, 2015	$4,144	$62,860	$5,450	$16,219	$29,330	$118,003
Additions due to acquisitions (1)	302	3,677	1,948	—	—	5,927
Intangibles fully amortized	—	—	(162)	(125)	—	(287)
Foreign currency translation impact	(109)	(3,168)	(3,508)	(69)	(22)	(6,876)
Gross cost	4,337	63,369	3,728	16,025	29,308	116,767
Accumulated amortization (2), (3)	(1,737)	(16,744)	(2,033)	(8,904)	(10,548)	(39,966)
Balance, December 31, 2016	$2,600	$46,625	$1,695	$7,121	$18,760	$76,801

December 31, 2015	Trade Names	Customer Relationships	Content	Software	Non-Compete	Total
Gross cost, December 31, 2014	$6,924	$27,933	$3,560	$6,569	$9,272	$54,258
Additions due to acquisitions (1)	3,260	42,620	2,000	11,656	20,075	79,611
Intangibles fully amortized	(6,013)	(7,210)	—	—	—	(13,223)
Foreign currency translation impact	(27)	(483)	(110)	(2,006)	(17)	(2,643)
Gross cost	4,144	62,860	5,450	16,219	29,330	118,003
Accumulated amortization (2), (3)	(681)	(9,028)	(3,525)	(3,699)	(4,526)	(21,459)
Balance, December 31, 2015	$3,463	$53,832	$1,925	$12,520	$24,804	$96,544

(1)	The additions are due to the Company's acquisitions. See Note 2 — Acquisitions for additional information.

(2)
Intangible assets are amortized against earnings over the following periods: Trade name—2 to 4 years; Customer relationships 4 to 7 years; Content—1.5 to 4 years; Software—3 years; Non-compete—3 to 5 years.

(3)	Aggregate amortization expense related to intangible assets was $24.8 million, $13.3 million, and $8.2 million in 2016, 2015, and 2014, respectively.

The estimated future amortization expense by year from finite-lived intangibles is as follows (in thousands):

2017	$23,356
2018	20,072
2019	15,081
2020	12,897
2021 and thereafter	5,395
$76,801

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

The annual assessment of the recoverability of recorded goodwill can be based on either a qualitative or quantitative assessment or a combination of the two. Both methods utilize estimates which, in turn, require judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of the resulting estimates are subject to uncertainty. If our annual goodwill impairment evaluation determines that the fair value of a reporting unit is less than its related carrying amount, we may recognize an impairment charge against earnings. In connection with its most recent annual impairment test of goodwill performed during the third quarter of 2016, the Company utilized the qualitative approach in assessing the fair value of its reporting units relative to their respective carrying values, which indicated no impairment of recorded goodwill.

The following table presents changes to the carrying amount of goodwill by segment during the two-year period ended December 31, 2016 (in thousands):

	Research	Consulting	Events	Total
Balance, December 31, 2014 (1)	$445,460	$99,417	$41,788	$586,665
Additions due to acquisitions (2)	138,053	—	—	138,053
Foreign currency translation adjustments	(8,221)	(1,005)	(133)	(9,359)
Balance, December 31, 2015	$575,292	$98,412	$41,655	$715,359
Additions due to acquisitions (2)	28,465	—	5,843	34,308
Foreign currency translation adjustments	(8,307)	(1,932)	(975)	(11,214)
Balance, December 31, 2016	$595,450	$96,480	$46,523	$738,453

(1)	The Company does not have any accumulated goodwill impairment losses.

(2)	The additions are due to the Company's acquisitions (See Note 2—Acquisitions for additional information).

Impairment of long-lived assets. The Company's long-lived assets primarily consist of intangible assets other than goodwill and property, equipment, and leasehold improvements. The Company reviews its long-lived asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of the respective asset may not be recoverable. Such evaluation may be based on a number of factors including current and projected operating results and cash flows, changes in management’s strategic direction as well as external economic and market factors. The Company evaluates the recoverability of these assets by determining whether the carrying value can be recovered through undiscounted future operating cash flows. If events or circumstances indicate that the carrying value might not be recoverable based on undiscounted future operating cash flows, an impairment loss would be recognized. The amount of impairment, if any, is measured based on the difference between projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds and the carrying value of the asset. The Company did not record any impairment charges for long-lived asset groups during the three year period ended December 31, 2016.

Pension obligations. The Company has defined-benefit pension plans in several of its international locations (see Note 13 — Employee Benefits). Benefits earned under these plans are generally based on years of service and level of employee compensation. The Company accounts for defined benefit plans in accordance with the requirements of FASB ASC Topic No. 715. The Company determines the periodic pension expense and related liabilities for these plans through actuarial assumptions and valuations. The Company recognized $3.5 million, $3.5 million, and $3.4 million of expense for these plans in 2016, 2015, and 2014, respectively. The Company classifies pension expense in SG&A in the Consolidated Statements of Operations.

Debt. The Company presents amounts borrowed in the Consolidated Balance Sheets at amortized cost, net of deferred financing fees. Interest accrued on amounts borrowed is classified in Interest expense in the Consolidated Statements of Operations. The Company refinanced its debt in 2016 and had $702.5 million of debt outstanding at December 31, 2016 (see Note 5—Debt for additional information).

Foreign currency exposure. The functional currency of our foreign subsidiaries is typically the local currency. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded as foreign currency translation adjustments, a component of Accumulated other comprehensive (loss) income, net within the Stockholders’ Equity (Deficit) section of the Consolidated Balance Sheets.

Currency transaction gains or losses arising from transactions denominated in currencies other than the functional currency of a subsidiary are recognized in results of operations in Other income (expense), net within the Consolidated Statements of Operations. The Company had net currency transaction losses of $(0.4) million, $(2.6) million, and $(1.7) million in 2016, 2015, and 2014, respectively. The Company enters into foreign currency forward exchange contracts to mitigate the effects of adverse fluctuations in foreign currency exchange rates on these transactions. These contracts generally have a short duration and are recorded at fair value with both realized and unrealized gains and losses recorded in Other income (expense), net. The net (loss) gain from these contracts was $(0.3) million, $(0.1) million, and $0.6 million in 2016, 2015, and 2014, respectively.

Comprehensive income. The Company reports comprehensive income in a separate statement called the Consolidated Statements of Comprehensive Income, which is included herein. The Company's comprehensive income disclosures are included in Note 7 — Stockholders' Equity (Deficit).

Fair value disclosures. The Company has a limited number of assets and liabilities that are adjusted to fair value at each balance sheet date. The Company’s fair value disclosures are included in Note 12 — Fair Value Disclosures.

Concentrations of credit risk. Assets that may subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents, fees receivable, interest rate swaps, and a pension reinsurance asset. The majority of the Company’s cash equivalent investments and its interest rate swap contracts are with investment grade commercial banks. Fees receivable balances deemed to be collectible from customers have limited concentration of credit risk due to our diverse customer base and geographic dispersion. The Company’s pension reinsurance asset (see Note 13 — Employee Benefits) is maintained with a large international insurance company that was rated investment grade as of December 31, 2016.

Stock repurchase programs. The Company records the cost to repurchase its own common shares to treasury stock. During 2016, 2015 and 2014, the Company used $59.0 million, $509.0 million, and $432.0 million, respectively, in cash for stock repurchases (see Note 7 — Stockholders’ Equity (Deficit). Shares repurchased by the Company are added to treasury shares and are not retired.

Adoption of new accounting standards. The Company adopted the following new accounting standards in the year ended December 31, 2016:

Extraordinary Items — The Company adopted FASB ASU No. 2015-01, "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" ("ASU No. 2015-01") on January 1, 2016. ASU No. 2015-01 eliminated the concept of extraordinary items. Historically the concept caused uncertainty because it was somewhat unclear when an item should be considered both unusual and infrequent and it was rare that a transaction or event met the requirements. The adoption of ASU No. 2015-01 did not have an impact on the Company’s consolidated financial statements.

Cloud Computing Arrangement Fees — The Company adopted FASB ASU No. 2015-05, "Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASU No. 2015-05) on January 1, 2016. ASU No. 2015-05 provides guidance regarding the costs related to cloud computing and hosting arrangements by identifying what portion of the cost relates to purchased software, if any, and what portion relates to paying for a service. The adoption of ASU No. 2015-05 did not have an impact on the Company’s consolidated financial statements.

Business Combinations — The Company adopted FASB ASU No. 2015-16, "Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments" ("ASU No. 2015-16") on January 1, 2016. ASU No. 2015-16 requires the recognition of adjustments to business combination provisional amounts, that are identified during the measurement period, in the reporting period in which the adjustments are determined. The effects of the adjustments to provisional amounts on depreciation, amortization or other income effects are required to be recognized in current-period earnings as if the accounting had been completed at the acquisition date. Certain disclosures are also required. The adoption of ASU No. 2015-16 did not have an impact on the Company’s consolidated financial statements.

Debt Issuance Cost Presentation — The Company adopted FASB ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” ("ASU No. 2015-03") on January 1, 2016. ASU No. 2015-03 required that certain debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the liability rather than as deferred assets. The Company reclassified its current and prior year debt issuance costs as required by the rule.

Stock-Based Compensation Accounting — The Company early adopted FASB ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU No. 2016-09"), in the third quarter of 2016. While the required effective date for the adoption of this rule was January 1, 2017, the Company elected to early adopt ASU No. 2016-09, as permitted by the amendment. ASU No. 2016-09 requires certain changes in accounting for stock-based compensation, some of which was required to be applied to the beginning of the Company's fiscal year beginning January 1, 2016. Our financial results for periods prior to 2016 were not impacted.

Among the changes required by ASU No. 2016-09 is that excess tax benefits or deficiencies resulting from stock-based compensation awards must be recognized in income tax expense in the Consolidated Statement of Operations. Prior to ASU No. 2016-09, excess tax benefits or deficiencies were recorded in additional paid-in capital in Stockholders' Equity (Deficit) in the Consolidated Balance Sheet. As a result, the benefit from approximately $10.0 million in excess tax benefits from stock compensation awards was recognized in income tax expense in 2016. This benefit increased our 2016 basic and diluted income per share by $0.12 per share. In addition, ASU No. 2016-09 also requires excess tax benefits related to stock-based compensation awards to be reported as cash flows from operating activities along with all other income tax cash flows on the Consolidated Statement of Cash Flows. Previously these excess tax benefits were reported as cash flows from financing activities. ASU No. 2016-09 allows companies to elect either a prospective or retrospective application for the cash flow classification change, for which the Company elected to apply this classification amendment prospectively, effective January 1, 2016. The adoption of ASU No. 2016-09 increased the Company's 2016 operating cash flow by $10.0 million with a corresponding decrease in financing activities.

ASU No. 2016-09 also permits companies to make an entity-wide accounting policy election to recognize forfeitures of share-based compensation awards as they occur or make an estimate by applying a forfeiture rate each quarter. The Company previously estimated forfeitures but optionally elected to change its accounting policy and account for forfeitures as they occur. ASU No. 2016-09 requires this change in accounting policy to be applied using a cumulative-effect adjustment to accumulated earnings as of the beginning of the period in which the rule is adopted. Accordingly, the Company recorded a $0.3 million decrease to its opening accumulated earnings effective January 1, 2016.

Accounting standards issued but not yet adopted. The FASB has issued several accounting standards that have not yet become effective and that may impact the Company’s consolidated financial statements or related disclosures in future periods. These standards and their potential impact are discussed below:

Business Combinations — In January 2017, the FASB issued ASU No. 2017-01, "Clarifying the Definition of a Business" ("ASU No. 2017-01"), which is effective for Gartner on January 1, 2018. ASU No. 2017-01 changes the GAAP definition of a business which can impact the accounting for asset purchases, acquisitions, goodwill impairment, and other assessments. We are currently evaluating the impact of ASU No. 2017-01 on the Company's consolidated financial statements.

Statement of Cash Flows — In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash" ("ASU No. 2016-18"). ASU No. 2016-18 requires that amounts generally described as restricted cash and restricted cash equivalents be presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. If different, a reconciliation of the cash balances reported in the cash flow statement and the balance sheet would need to be provided along with explanatory information. ASU No. 2016-18 is effective for Gartner on January 1, 2018. We are currently evaluating the impact of ASU No. 2016-18 on the Company's consolidated financial statements.

Income Taxes — In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory" ("ASU No. 2016-16"). ASU No. 2016-16 accelerates the recognition of taxes on certain intra-entity transactions and is effective for Gartner on January 1, 2018. Current GAAP requires deferral of the income tax implications of an intercompany sale of assets until the assets are sold to a third party or recovered through use. Under the new rule, the seller’s tax effects and the buyer’s deferred taxes will be immediately recognized upon the sale. We have completed an initial evaluation of the impact of ASU No. 2016-16 and we do not expect it will have a material impact on our consolidated financial statements when adopted but could impact the timing of recognition of taxes on future intra-entity transfers.

Statement of Cash Flows — In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU No. 2016-15"). ASU No. 2016-15 sets forth classification requirements for certain cash flow transactions. ASU No. 2016-15 is effective for Gartner on January 1, 2018, but early adoption is permitted. We have completed an initial evaluation of the impact of ASU No. 2016-15 and we do not expect it will have a material impact on our consolidated financial statements.

Financial Instrument Credit Losses — In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses" ("ASU No. 2016-13"). ASU No. 2016-13 amends the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU No. 2016-13 is effective for Gartner on January 1, 2020, with early adoption permitted. We are currently evaluating the potential impact of ASU No. 2016-13 on our consolidated financial statements.

Leases — In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02") which will require significant changes in the accounting and disclosure for lease arrangements. Currently under U.S. GAAP, lease arrangements that meet certain criteria are considered operating leases and are not recorded on the balance sheet. All of the Company's existing lease arrangements are accounted for as operating leases and are thus not recorded on the Company's balance sheet. ASU No. 2016-02 will significantly change the accounting for leases since a right-of-use ("ROU") model must be used in which the lessee must record a ROU asset and a lease liability on the balance sheet for leases with terms longer than 12 months. Leases will be classified as either finance or operating arrangements, with classification affecting the pattern of expense recognition in the income statement. ASU No. 2016-02 also requires expanded disclosures about leasing arrangements. ASU No. 2016-02 will be effective for Gartner on January 1, 2019. We are currently evaluating the impact of ASU No. 2016-02 on our consolidated financial statements.

Financial Instruments Recognition and Measurement — In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments Overall - Recognition and Measurement of Financial Assets and Liabilities" ("ASU No. 2016-01") to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among the significant changes required by ASU No. 2016-01 is that equity investments will be measured at fair value with changes in fair value recognized in net income. ASU No. 2016-01 will be effective for Gartner on January 1, 2018. We have completed an initial evaluation of the impact of ASU No. 2016-01 and we do not expect it will have a material impact on our consolidated financial statements but may require additional disclosures.

Revenue — In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU No. 2014-09"). ASU No. 2014-09 and related amendments require changes in revenue recognition policies as well as enhanced disclosures. ASU No. 2014-09 is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in existing revenue recognition rules; provide a more robust framework for addressing revenue recognition issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and provide more useful information to users of financial statements through improved disclosures. The Company has completed an initial assessment of the impact of ASU No. 2014-09 on its existing revenue recognition policies and plans to adopt the rule on January 1, 2018 using the cumulative effect method of adoption. ASU No. 2014-09 also requires significantly expanded disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, which the Company is currently compiling. While the Company has not completed its assessment of the impact of ASU No. 2014-09, based on the analysis completed to date, the Company does not currently anticipate that the new rule will have a material impact on its consolidated financial statements.

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

The Company completed the following business acquisitions during the years ended December 31:

2016

On November 9, 2016, the Company acquired 100% of the outstanding capital stock of Machina Research Limited ("Machina"), a privately-held firm based in London with 16 employees. The Company paid approximately $4.5 million in cash at close. Machina provides clients with subscription-based research that provides strategic insight and market intelligence in areas such as IOT ("Internet of things").

On June 28, 2016, the Company acquired 100% of the outstanding capital stock of Newco 5CL Limited (which operates under the trade name "SCM World"), a privately-held firm based in London with 60 employees, for $34.2 million in cash paid at close. SCM World is a leading cross-industry peer network and learning community providing subscription-based research and conferences for supply chain executives. Net of cash acquired with the business and for cash flow reporting purposes, the Company paid approximately $27.9 million in cash for SCM World. The acquisition of SCM World also included an earn-out provision. The fair value of the earn-out was recorded on the acquisition date as part of the cost of the acquisition. The earn-out liability was subsequently adjusted to fair value with a charge to expense at September 30, 2016. At December 31, 2016, the Company determined the final amount of the earn-out and adjusted the liability with an additional charge to expense. In total, the Company recognized $6.5 million in expense related to the earn-out in 2016. The Company expects to pay the earn-out in cash in early 2017. In addition to the earn-out, the Company may also be required to pay up to an additional $5.4 million in cash in the future that is contingent on the achievement of certain employment conditions by several key employees (who are also former shareholders) of SCM World, which is being recognized as an expense over the related service period of two-years and is being reported in Acquisition and Integration Charges in the Consolidated Statements of Operations.

The Company recorded $32.4 million of goodwill and $5.9 million of amortizable intangible assets for these two acquisitions and an immaterial amount of other assets on a net basis. The operating results and the related goodwill are being reported as part of the Company's Research and Events segments and goodwill resulting from these acquisitions will not be deductible for tax purposes. The Company considers the allocation of the purchase price to be preliminary with respect to the completion of certain tax contingencies. The Company believes the recorded goodwill is supported by the anticipated revenue synergies resulting from the acquisitions. The Company's financial statements include the operating results of the acquired businesses beginning from their respective acquisition dates, which were not material to either the Company's consolidated operating results or segment results for 2016. Had the Company acquired these businesses in prior periods, the impact to the Company's operating results for prior periods would not have been material, and as a result pro forma financial information for prior periods has not been presented.

The Company also recorded an additional $1.9 million of goodwill in 2016 related to its prior year acquisition of Capterra, Inc. The goodwill increase resulted from certain measurement period adjustments as well as payments related to the settlement of working capital provisions.

2015

The Company acquired 100% of the outstanding shares of Nubera eBusiness S.L., and Capterra, Inc., during 2015. Each of these businesses assist clients with selecting business software. The aggregate purchase price was $206.9 million in cash, which included $25.6 million placed in escrow which the Company expects to pay in late 2017. Net of cash acquired with the businesses and for cash flow reporting purposes the Company paid $196.2 million in cash in 2015. The Company may also be required to pay up to an additional $32.0 million in cash in the future subject to the continuing employment of certain key employees. The $32.0 million is being recognized as compensation expense over three years and is being reported in Acquisition and Integration Charges in the Consolidated Statements of Operations. The Company recorded $79.6 million and $138.1 million of amortizable intangible assets and goodwill, respectively, and $10.8 million in liabilities on a net basis for these acquisitions.

2014

The Company acquired 100% of the outstanding shares of three companies in 2014: Software Advice, Inc., Market-Visio Oy, and SircleIT Inc. Software Advice, Inc. assists clients with software purchases, while Market-Visio Oy was previously an independent sales agent of Gartner research products. SircleIT Inc. is a developer of cloud-based knowledge automation software. The aggregate purchase price of these businesses was $115.4 million in cash. Net of cash acquired with the businesses and for cash flow reporting purposes the Company paid $109.9 million. The Company also placed an additional $14.4 million in escrow, of which $0.8 million was paid in 2015. The Company recorded $110.3 million of goodwill and other intangible assets and $5.1 million of other assets on a net basis for these acquisitions. The Company also paid an additional $31.9 million in cash related to the continuing employment of certain key employees which was recognized as compensation expense over the two-year service period of the employees and was classified in Acquisition and Integration Charges in the Consolidated Statements of Operations. The Company paid $9.2 million of the $31.9 million in 2015 and $22.7 million in 2016, of which $13.6 million was paid from escrow.
3 — OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2016	2015
Benefit plan-related assets	$45,958	$42,168
Non-current deferred tax assets	27,275	26,418
Other	14,046	38,298
Total other assets	$87,279	$106,884

4 — ACCOUNTS PAYABLE, ACCRUED, AND OTHER LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Accounts payable	$41,009	$31,570
Payroll and employee benefits payable	87,821	85,575
Severance and retention bonus payable	22,425	38,557
Bonus payable	105,549	90,989
Commissions payable	68,273	66,054
Taxes payable	20,378	13,714
Other accrued liabilities	95,316	61,232
Total accounts payable and accrued liabilities	$440,771	$387,691

Other liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Non-current deferred revenue	$11,289	$7,603
Long-term taxes payable	19,737	13,784
Deferred rent	13,747	15,207
Benefit plan-related liabilities	67,747	62,675
Other	69,297	94,325
Total other liabilities	$181,817	$193,594

5 — DEBT

2016 Credit Agreement

The Company has a $1.8 billion credit arrangement that it entered into in mid-2016 (the “2016 Credit Agreement”) that provides for a five-year, $600.0 million term loan and a $1.2 billion revolving credit facility. The term loan will be repaid in 16 consecutive quarterly installments which commenced on September 30, 2016, plus a final payment due in June 2021, and may be prepaid at any time without penalty or premium (other than applicable breakage costs) at the option of the Company. The revolving credit facility may be used for loans, and up to $50.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until June 2021, at which time all amounts borrowed must be repaid.

Amounts borrowed under the 2016 Credit Agreement bear interest at a rate equal to, at Gartner’s option, either:

(1) the greater of: (i) the administrative agent’s prime rate; (ii) the average rate on overnight federal funds plus 1/2 of 1%; (iii) the eurodollar rate (adjusted for statutory reserves) plus 1%; in each case plus a margin equal to between 0.125% and 0.50% depending on Gartner’s consolidated leverage ratio as of the end of the four consecutive fiscal quarters most recently ended; or

(2) the eurodollar rate (adjusted for statutory reserves) plus a margin equal to between 1.125% and 3.00%, depending on Gartner’s leverage ratio as of the end of the four consecutive fiscal quarters most recently ended.

The 2016 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants requiring a maximum leverage ratio, a minimum interest expense coverage ratio, and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, make investments and enter into certain transactions with affiliates. The Company was in full compliance with the loan covenants as of December 31, 2016. The 2016 Credit Agreement was amended on January 20, 2017 to permit the acquisition of CEB (see Note 16—Subsequent Events) and the incurrence of an additional $1.375 billion senior secured term loan B facility, $300.0 million 364-day senior unsecured bridge facility and a senior unsecured high-yield bridge facility of up to $600.0 million (or the issuance of a corresponding amount of debt securities) to finance, in part, the acquisition and repay certain debt of CEB, and to modify certain covenants.

The following table summarizes the Company’s total outstanding borrowings (in thousands):

	Amount Outstanding December 31,	Amount Outstanding December 31,
Description:	2016	2015
Term loan (1)	$585,000	$380,000
Revolver (1), (2)	115,000	440,000
Other (3)	2,500	5,000
Subtotal (4), (5)	702,500	825,000
Less: deferred financing fees	(8,109)	(6,169)
Net carrying amount	$694,391	$818,831

(1)
The contractual annual interest rate as of December 31, 2016 on both the term loan and the revolver was 2.15%, which consisted of a floating Eurodollar base rate of 0.77% plus a margin of 1.38%. However, the Company has interest rate swap contracts which effectively convert the floating eurodollar base rate to a fixed base rate on $700.0 million of borrowings (see below).

(2)	The Company had $1.1 billion of available borrowing capacity on the revolver (not including the expansion feature) as of December 31, 2016.

(3)
Consists of a State of Connecticut economic development loan with a 3.0% fixed rate of interest that matures in 2022. During 2016, $2.5 million of the $5.0 million original balance was extinguished after the Company met certain employment targets. As a result of the loan extinguishment, the Company recorded a gain of $2.5 million, which was recorded in Other income (expense), net in the Consolidated Statements of Operations.

(4)	As of December 31, 2016, $30.0 million of the debt was classified as short-term and $672.5 million was classified as long- term on the Consolidated Balance Sheet.

(5)
The weighted-average annual interest rate on the Company's outstanding debt as of December 31, 2016 was 2.80%, which includes the impact of the Company's interest swap contracts, which are discussed below.

Interest Rate Hedges

As of December 31, 2016, the Company had three fixed-for-floating interest rate swap contracts. The swaps have a total notional value of $700.0 million and mature in late 2019. The Company designates the swaps as accounting hedges of the forecasted interest payments on $700.0 million of the Company’s variable rate borrowings. The Company pays base fixed rates on these swaps ranging from 1.53% to 1.60% and in return receives a floating eurodollar base rate on $700.0 million of 30-day notional borrowings.

The Company accounts for the interest rate swaps as cash flow hedges in accordance with FASB ASC Topic No. 815. Since the swaps hedge forecasted interest payments, changes in the fair value of the swaps are recorded in accumulated other comprehensive (loss) income, a component of equity, as long as the swaps continue to be highly effective hedges of the designated interest rate risk. Any ineffective portion of change in the fair value of the hedges is recorded in earnings. All of the swaps were highly effective hedges of the forecasted interest payments as of December 31, 2016. The interest rate swaps had a total negative fair value to the Company as of December 31, 2016 and 2015 of $2.3 million and $5.1 million, respectively, which is deferred and classified in accumulated other comprehensive (loss) income, net of tax effect.

Letters of Credit

The Company had $8.5 million of letters of credit and related guarantees outstanding at year-end 2016. The Company issues these instruments in the ordinary course of business to facilitate transactions with customers and others.

6 — COMMITMENTS AND CONTINGENCIES

Contractual Lease Commitments. The Company leases various facilities, computer and office equipment, furniture, and other assets under non-cancelable operating lease agreements expiring between 2017 and 2032. The future minimum annual cash payments under these operating lease agreements as of December 31, 2016 was as follows (in thousands):

Year ended December 31,
2017	$49,250
2018	41,074
2019	33,640
2020	25,452
2021	22,898
Thereafter	142,930
Total minimum lease payments	$315,244

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

Indemnifications. The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2016, we did not have any indemnification agreements that could require material payments.

7 — STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock. Holders of Gartner’s Common Stock, par value $.0005 per share (“Common Stock”) are entitled to one vote per share on all matters to be voted by stockholders. The Company does not currently pay cash dividends on its Common Stock. Also, our 2016 Credit Agreement contains a negative covenant which may limit our ability to pay dividends. The following table summarizes transactions relating to Common Stock for the three years ended December 31, 2016:

	Issued Shares	Treasury Stock Shares
Balance at December 31, 2013	156,234,415	64,268,863
Issuances under stock plans		(1,452,419)
Purchases for treasury (1)		5,897,446
Balance at December 31, 2014	156,234,415	68,713,890
Issuances under stock plans	—	(1,003,746)
Purchases for treasury (1)	—	6,186,101
Balance at December 31, 2015	156,234,415	73,896,245
Issuances under stock plans	—	(923,696)
Purchases for treasury (1)	—	610,623
Balance at December 31, 2016	156,234,415	73,583,172

(1)	The Company used a total of $59.0 million, $509.0 million, and $432.0 million in cash for share repurchases in 2016, 2015, and 2014, respectively.

Share repurchase authorization. The Company has a $1.2 billion board authorization to repurchase the Company's common stock. The Company may repurchase its common stock from time-to-time in amounts and at prices the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases, private transactions or other transactions and will be funded from cash on hand and borrowings under the Company’s 2016 Credit Agreement. As of December 31, 2016, approximately $1.1 billion of this authorization remained available for repurchases.

Opening adjustment to accumulated earnings. The Company early adopted FASB ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" in 2016. The adoption of ASU No. 2016-09 resulted in a $0.3 million decrease to the Company's opening accumulated earnings balance effective January 1, 2016. Note 1 — Business and Significant Accounting Policies provides additional information regarding ASU No. 2016-09.

Accumulated other comprehensive (loss) income, net. The following tables disclose information about changes in accumulated other comprehensive (loss) income ("AOCL/I"), a component of equity, by component and the related amounts reclassified out of AOCL/I to income during the years indicated (net of tax, in thousands) (1):

2016

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance - December 31, 2015	$(3,079)	$(4,832)	$(36,491)	$(44,402)
Changes during the period:
Change in AOCL/I before reclassifications to income	(2,902)	(1,113)	(5,986)	(10,001)
Reclassifications from AOCL/I to income during the period (2), (3)	4,572	148	—	4,720
Other comprehensive income (loss) for the period	1,670	(965)	(5,986)	(5,281)
Balance - December 31, 2016	$(1,409)	$(5,797)	$(42,477)	$(49,683)

2015

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance - December 31, 2014	$(1,740)	$(6,028)	$(13,402)	$(21,170)
Changes during the period:
Change in AOCL/I before reclassifications to income	(6,356)	986	(23,089)	(28,459)
Reclassifications from AOCL/I to income during the period (2), (3)	5,017	210	—	5,227
Other comprehensive (loss) income for the period	(1,339)	1,196	(23,089)	(23,232)
Balance - December 31, 2015	$(3,079)	$(4,832)	$(36,491)	$(44,402)

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

8 — STOCK-BASED COMPENSATION

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. At December 31, 2016, the Company had 6.2 million shares of its Common Stock, par value $.0005 per share available for stock-based compensation awards under its 2014 Long-Term Incentive Plan.

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

Adoption of ASU No. 2016-09

The Company early adopted FASB ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," in the third quarter of 2016. ASU No. 2016-09 requires certain changes in accounting for stock compensation under FASB ASC Topic No. 718. Among the changes required by ASU No. 2016-09 is that excess tax benefits or deficiencies resulting from stock-based compensation awards must be recognized in income tax expense in the Consolidated Statements of Operations. Prior to ASU No. 2016-09, excess tax benefits or deficiencies were recorded in additional paid-in capital in Stockholders' Equity (Deficit) in the Consolidated Balance Sheets. ASU No. 2016-09 also requires that excess tax benefits related to stock-based compensation awards be reported as cash flows from operating activities on the Consolidated Statements of Cash Flows; previously these excess tax benefits were reported as cash flows from financing activities. ASU No. 2016-09 allows companies to elect either a prospective or retrospective application for the cash flow classification change, for which the Company has elected to apply this classification amendment prospectively, effective January 1, 2016. ASU No. 2016-09 also permits companies to make an entity-wide accounting policy election to recognize forfeitures of stock-based compensation awards as they occur or make an estimate by applying a forfeiture rate each quarter. The Company previously estimated forfeitures but optionally selected to change its accounting policy and account for forfeitures as they occur, the impact of which was not material. The adoption of ASU No. 2016-09 increased the Company's diluted net income per share for 2016 by $0.12 per share. In addition, ASU No. 2016-09 increased the Company's operating cash flow in 2016 by $10.0 million with a corresponding decrease in financing activities cash flow. The Company's financial results for periods prior to 2016 were not impacted.

Stock-Based Compensation Expense

The Company recognized the following amounts of stock-based compensation expense by award type for the years ended December 31 (in millions):

Award type:	2016	2015	2014
Stock appreciation rights	$5.6	$5.7	$5.0
Common stock equivalents	0.7	0.6	0.6
Restricted stock units	40.4	39.8	33.2
Total (1)	$46.7	$46.1	$38.8

Stock-based compensation expense was recognized by line item in the Consolidated Statements of Operations for the years ended December 31 as follows (in millions):

Amount recorded in:	2016	2015	2014
Costs of services and product development	$21.9	$20.6	$17.6
Selling, general, and administrative	24.8	25.5	21.2
Total (1)	$46.7	$46.1	$38.8

(1)	Includes charges of $19.4 million, $20.1 million, and $14.8 million in 2016, 2015 and 2014, respectively, for awards to retirement-eligible employees. These awards vest on an accelerated basis.

As of December 31, 2016, the Company had $49.4 million of total unrecognized stock-based compensation cost, which is expected to be recognized as stock-based compensation expense over the remaining weighted-average service period of approximately 2.3 years.

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

When SARs are exercised, the number of shares of Common Stock issued is calculated as follows: (1) the total proceeds from the SARs exercise (calculated as the closing price of the Common Stock on the date of exercise less the exercise price of the SARs, multiplied by the number of SARs exercised) is divided by (2) the closing price of the Common Stock as reported on the New York Stock Exchange on the exercise date. The Company withholds a portion of the shares of Common Stock issued upon exercise to satisfy statutory tax withholding requirements. SARs recipients do not have any stockholder rights until after actual shares of Common Stock are issued in respect of the award, which is subject to the prior satisfaction of the vesting and other criteria relating to such grants.

The following table summarizes changes in SARs outstanding for the year ended December 31, 2016:

	Stock Appreciation Rights (SARs) (in millions)	Per Share Weighted- Average Exercise Price	Per Share Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2015	1.3	$56.47	$14.92	4.46 years
Granted	0.4	80.06	16.50	6.11 years
Forfeited	—	—	—	—
Exercised	(0.4)	40.65	13.03	na
Outstanding at December 31, 2016 (1), (2)	1.3	$66.22	$15.77	4.40 years
Vested and exercisable at December 31, 2016 (2)	0.5	$55.15	$14.91	3.25 years

na = not applicable

(1)	At December 31, 2016, 0.8 million of these SARs were unvested. The Company expects that substantially all of these unvested awards will vest in future periods.

(2)	At December 31, 2016, SARs outstanding had an intrinsic value of $46.8 million. SARs vested and exercisable had an intrinsic value of $25.1 million.

The fair value of the SARs is determined on the date of grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions for the years ended December 31:

	2016	2015	2014
Expected dividend yield (1)	—%	—%	—%
Expected stock price volatility (2)	22%	24%	25%
Risk-free interest rate (3)	1.1%	1.5%	1.3%
Expected life in years (4)	4.39	4.41	4.43

(1)	The dividend yield assumption is based on both the history and expectation of the Company’s dividend payouts. Historically the Company has not paid cash dividends on its Common Stock.

(2)	The determination of expected stock price volatility was based on both historical Common Stock prices and the implied volatility from publicly traded options in Common Stock.

(3)	The risk-free interest rate is based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

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

 The following table summarizes the changes in RSUs outstanding during the year ended December 31, 2016:

	Restricted Stock Units (RSUs) (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	1.4	$62.80
Granted (1)	0.6	81.41
Vested and released	(0.6)	58.15
Forfeited	(0.1)	69.40
Outstanding at December 31, 2016 (2), (3)	1.3	$73.19

(1)
The 0.6 million RSUs granted in 2016 consisted of 0.3 million performance-based RSUs awarded to executives and 0.3 million service-based RSUs awarded to non-executive employees and non-management board members. The 0.3 million of performance-based RSUs was determined based on the achievement of an increase in the Company's total contract value in 2016. Total contract value represents the value attributable to all of our subscription-related contracts.

(2)	The Company expects that substantially all of the outstanding awards at December 31, 2016 will vest in future periods.

(3)	The weighted-average remaining contractual term of the outstanding RSUs is approximately 1.1 years.

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

The following table summarizes the changes in CSEs outstanding for the year ended December 31, 2016:

	Common Stock Equivalents (CSEs)	Per Share Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2015	105,664	$19.57
Granted	7,069	93.90
Converted to common stock	(5,395)	93.90
Outstanding at December 31, 2016	107,338	$20.74

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESP Plan”) under which eligible employees are permitted to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation (or $23,750 in any calendar year), at a price equal to 95% of the closing price of the Common Stock as reported by the New York Stock Exchange at the end of each offering period. At December 31, 2016, the Company had approximately 0.9 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic No. 718, and as a result the Company does not record stock-based compensation expense for employee share purchases. The Company received $9.3 million, $7.5 million, and $7.8 million in cash from share purchases under the ESP Plan during 2016, 2015, and 2014, respectively.

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

The following table sets forth the reconciliation of the basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share amounts):

	2016	2015	2014
Numerator:
Net income used for calculating basic and diluted earnings per common share	$193,582	$175,635	$183,766
Denominator: (1)
Weighted average number of common shares used in the calculation of basic earnings per share	82,571	83,852	89,337
Common share equivalents associated with stock-based compensation plans	1,249	1,204	1,382
Shares used in the calculation of diluted earnings per share	83,820	85,056	90,719
Earnings per share:
Basic	$2.34	$2.09	$2.06
Diluted	$2.31	$2.06	$2.03

(1)	The Company repurchased 0.6 million, 6.2 million, and 5.9 million shares of its Common Stock in 2016, 2015, and 2014, respectively.

The following table presents the number of common share equivalents that were not included in the computation of diluted EPS in the table above because the effect would have been anti-dilutive. During periods with net income, these common share equivalents were anti-dilutive because their exercise price was greater than the average market value of a share of Common Stock during the period.

	2016	2015	2014
Anti-dilutive common share equivalents as of December 31 (in millions):	0.2	0.3	0.3
Average market price per share of Common Stock during the year	$92.58	$86.02	$73.27

10 — INCOME TAXES

The following is a summary of the components of the Company's income before income taxes for the years ended December 31 (in thousands):

	2016	2015	2014
U.S.	$182,178	$165,848	$188,963
Non-U.S.	106,253	106,363	85,720
Income before income taxes	$288,431	$272,211	$274,683

The expense for income taxes on the above income consists of the following components (in thousands):

	2016	2015	2014
Current tax expense:
U.S. federal	$58,616	$48,801	$49,281
State and local	11,292	10,300	5,135
Foreign	27,536	23,225	16,653
Total current	97,444	82,326	71,069
Deferred tax (benefit) expense:
U.S. federal	(61)	(884)	(6,670)
State and local	(349)	(702)	6,477
Foreign	(1,626)	1,550	779
Total deferred	(2,036)	(36)	586
Total current and deferred	95,408	82,290	71,655
Benefit (expense) relating to interest rate swaps used to increase (decrease) equity	(1,113)	893	(1,442)
Benefit from stock transactions with employees used to increase equity	52	13,960	18,704
Benefit (expense) relating to defined-benefit pension adjustments used to increase (decrease) equity	502	(567)	2,000
Total tax expense	$94,849	$96,576	$90,917

Long-term deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2016	2015
Accrued liabilities	$62,439	$67,888
Loss and credit carryforwards	7,766	8,522
Assets relating to equity compensation	25,569	22,686
Other assets	6,652	6,712
Gross deferred tax assets	102,426	105,808
Property, equipment, and leasehold improvements	(11,796)	(9,904)
Intangible assets	(43,548)	(55,275)
Prepaid expenses	(32,971)	(28,535)
Other liabilities	(7,925)	(7,244)
Gross deferred tax liabilities	(96,240)	(100,958)
Valuation allowance	(1,431)	(1,828)
Net deferred tax assets	$4,755	$3,022

Net deferred tax assets and net deferred tax liabilities were $27.3 million and $22.5 million as of December 31, 2016, respectively, and $26.4 million and $23.4 million as of December 31, 2015, respectively, and are reported in Other assets and Other liabilities in the Consolidated Balance Sheets. Management has concluded it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance at December 31, 2016.

The valuation allowances of $1.4 million as of December 31, 2016 and $1.8 million as of 2015, primarily relate to net operating losses which are not likely to be realized.

As of December 31, 2016, the Company had state and local tax net operating loss carryforwards of $2.4 million, of which $0.1 million expire within one to five years and $2.3 million expire within six to fifteen years. The Company also had state tax credits of $1.9 million, a majority of which will expire in five to six years years. As of December 31, 2016, the Company had non-U.S. net operating loss carryforwards of $19.5 million, of which $0.9 million expire over the next 20 years and $18.6 million can be carried forward indefinitely. In addition, the Company also had foreign tax credit carryforwards of $0.6 million, the majority of which will expire at the end of 2027. These amounts have been reduced for associated unrecognized tax benefits, consistent with FASB ASU No. 2013-11.

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate on income before income taxes for the years ended December 31 follow:

	2016	2015	2014
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.4	3.3	3.1
Effect of non-U.S. operations	(5.9)	(6.5)	(6.3)
Record (release) reserve for tax contingencies	3.2	1.7	1.8
Excess tax benefits from stock based compensation	(3.8)	—	—
Nondeductible acquisition costs	2.6	0.8	0.1
Record (release) valuation allowance	(0.2)	0.5	—
Other items, net	(0.4)	0.7	(0.6)
Effective tax rate	32.9%	35.5%	33.1%

As disclosed in Note 1 — Business and Significant Accounting Policies, the Company adopted FASB ASU No. 2016-09 in the third quarter of 2016. The effect of the adoption reduced the provision for income taxes by $10.0 million for the twelve months ended December 31, 2016.

For 2016 and 2015, state income taxes, net of federal tax benefit, include approximately $(0.3) million and $1.6 million, respectively, of benefit/(expense) relating to economic development tax credits associated with the renovation of the Company’s Stamford headquarters facility.

In July 2015, the United States Tax Court (the “Court”) issued an opinion relating to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement. In its opinion, the Court held that affiliated companies may exclude stock-based compensation expense from their cost-sharing arrangement. The Internal Revenue Service is appealing the decision. Because of uncertainty related to the final resolution of this litigation and the recognition of potential benefits to the Company, the Company has not recorded any financial statement benefit associated with this decision. The Company will monitor developments related to this case and the potential impact of those developments on the Company’s consolidated financial statements

As of December 31, 2016 and December 31, 2015, the Company had unrecognized tax benefits of $37.1 million and $25.9 million, respectively. The increase is primarily attributable to positions taken with respect to the exclusion of stock-based compensation expense from the Company's cost-sharing arrangement and certain state refund claims. The unrecognized tax benefits as of December 31, 2016 related primarily to the utilization of certain tax attributes, state income tax positions, the ability to realize certain refund claims, and intercompany transactions. It is reasonably possible that unrecognized tax benefits will be decreased by $1.7 million within the next 12 months due to anticipated closure of audits and the expiration of certain statutes of limitation.

Included in the balance of unrecognized tax benefits at December 31, 2016 are potential benefits of $33.4 million that if recognized would reduce the effective tax rate on income from continuing operations. Also included in the balance of unrecognized tax benefits as of December 31, 2016 are potential benefits of $3.7 million that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, for the years ended December 31 (in thousands):

	2016	2015
Beginning balance	$25,911	$20,645
Additions based on tax positions related to the current year	7,086	5,150
Additions for tax positions of prior years	6,443	7,839
Reductions for tax positions of prior years	(496)	(3,880)
Reductions for expiration of statutes	(1,006)	(2,287)
Settlements	(544)	(960)
Change in foreign currency exchange rates	(295)	(596)
Ending balance	$37,099	$25,911

The Company accrues interest and penalties related to unrecognized tax benefits in its income tax provision. As of December 31, 2016 and 2015, the Company had $4.3 million and $3.7 million, respectively, of accrued interest and penalties related to unrecognized tax benefits. These amounts are in addition to the unrecognized tax benefits disclosed above. The total amount of interest and penalties recognized in the income tax provision for both the years ended December 31, 2016 and December 31, 2015 was $0.9 million.

The number of years with open statutes of limitation varies depending on the tax jurisdiction. The Company’s statutes are open with respect to the U.S. federal jurisdiction for 2013 and forward, and India for 2003 and forward. For other major taxing jurisdictions including the U.S. states, the United Kingdom, Canada, Japan, France, and Ireland, the Company's statutes vary and are open as far back as 2009.

Under U.S. GAAP rules, no provision for income taxes that may result from the remittance of earnings held overseas is required if the Company has the ability and intent to indefinitely reinvest such funds overseas. Our current plans do not demonstrate a need to repatriate these undistributed earnings to fund our U.S. operations or otherwise satisfy the liquidity needs of our U.S operations. We intend to reinvest these earnings in our non-U.S. operations, except in instances in which the repatriation of these earnings would result in minimal additional tax. As a result, the Company has not recognized income tax expense that may result from the remittance of these earnings. The accumulated undistributed earnings of non-U.S. subsidiaries were approximately $340.0 million as of December 31, 2016. The income tax that would be payable if such earnings were not indefinitely invested is estimated at $69.0 million.

11 — DERIVATIVES AND HEDGING

The Company enters into a limited number of derivative contracts to mitigate the cash flow risk associated with changes in interest rates on variable rate debt and changes in foreign exchange rates on forecasted foreign currency transactions. The Company accounts for its outstanding derivative contracts in accordance with FASB ASC Topic No. 815, which requires all derivatives, including derivatives designated as accounting hedges, to be recorded on the balance sheet at fair value. The following tables provide information regarding the Company’s outstanding derivatives contracts as of and for the years ended December 31 (in thousands, except for number of outstanding contracts):

2016

Derivative Contract Type	Number of Outstanding Contracts	Contract Notional Amount	Fair Value Asset (Liability) (3)	Balance Sheet Line Item	AOCI Unrealized (Loss), Net Of Tax
Interest rate swaps (1)	3	$700,000	$(2,349)	Other liabilities	$(1,409)
Foreign currency forwards (2)	84	86,946	(320)	Other current assets	—
Total	87	$786,946	$(2,669)		$(1,409)

2015

Derivative Contract Type	Number of Outstanding Contracts	Contract Notional Amount	Fair Value Asset (Liability) (3)	Balance Sheet Line Item	AOCI Unrealized (Loss), Net Of Tax
Interest rate swap (1)	3	$700,000	$(5,132)	Other liabilities	$(3,079)
Foreign currency forwards (2)	102	193,610	235	Other current assets	—
Total	105	$893,610	$(4,897)		$(3,079)

(1)
The swaps have been designated and are accounted for as cash flow hedges of the forecasted interest payments on borrowings. As a result, changes in the fair value of the swaps are deferred and are recorded in AOCL/I, net of tax effect (see Note 5 — Debt for additional information).

(2)
The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other expense, net since the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding contracts at December 31, 2016 matured by the end of January 2017.

(3)	See Note 12 — Fair Value Disclosures for the determination of the fair value of these instruments.

At December 31, 2016, the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties, and none of the derivative contracts contained credit-risk related contingent features. The following table provides information regarding amounts recognized in the Consolidated Statements of Operations for derivative contracts for the years ended December 31 (in millions):

Amount recorded in:	2016	2015	2014
Interest expense (1)	$7.6	$8.5	$4.1
Other expense (income), net (2)	0.3	0.1	(0.5)
Total expense	$7.9	$8.6	$3.6

(1)	Consists of interest expense from interest rate swap contracts.

(2)	Consists of realized and unrealized gains and losses on foreign currency forward contracts.

12 — FAIR VALUE DISCLOSURES

The Company’s financial instruments include cash equivalents, fees receivable from customers, accounts payable, and accruals which are normally short-term in nature. The Company believes the carrying amounts of these financial instruments reasonably approximates their fair value due to their short-term nature. The Company’s financial instruments also include its outstanding borrowings under the 2016 Credit Agreement, and at December 31, 2016, the Company had $700.0 million of floating rate debt outstanding under this arrangement, which is carried at amortized cost. The Company believes the carrying amount of the outstanding borrowings reasonably approximates fair value since the rate of interest on these variable rate borrowings reflect current market rates of interest for similar instruments with comparable maturities.

The Company enters into a limited number of derivatives transactions but does not enter into repurchase agreements, securities lending transactions, or master netting arrangements. Receivables or payables that result from derivatives transactions are recorded gross in the Company’s Consolidated Balance Sheets.

FASB ASC Topic No. 820 provides a framework for the measurement of fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of assets and liabilities. Classification within the hierarchy is based upon the lowest level of input that is significant to the resulting fair value measurement. The valuation hierarchy contains three levels. Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities. Level 2 measurements include significant other observable inputs such as quoted prices for similar assets or liabilities in active markets; identical assets or liabilities in inactive markets; observable inputs such as interest rates and yield curves; and other market-corroborated inputs. Level 3 measurements include significant unobservable inputs, such as internally-created valuation models. The Company does not currently utilize Level 3 valuation inputs to remeasure any of its assets or liabilities. However, level 3 inputs may be used by the Company in its required annual impairment review of goodwill (information regarding the Company's periodic assessment of goodwill is included in Note 1 — Business and Significant Accounting Policies). The Company does not typically transfer assets or liabilities between different levels of the fair value hierarchy.

The Company’s assets and liabilities that are remeasured to fair value are presented in the following table (in thousands):

	Fair Value	Fair Value
Description:	December 31, 2016	December 31, 2015
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$10,247	$8,671
Total Level 1 inputs	$10,247	$8,671
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	$27,847	$25,474
Foreign currency forward contracts (2)	165	610
Total Level 2 inputs	$28,012	$26,084
Total Assets	$38,259	$34,755
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$43,075	$39,071
Foreign currency forward contracts (2)	485	375
Interest rate swap contracts (3)	2,349	5,132
Total Level 2 inputs	$45,909	$44,578
Total Liabilities	$45,909	$44,578

(1)
The Company has a deferred compensation plan for the benefit of certain highly compensated officers, managers and other key employees (see Note 13 — Employee Benefits). The assets consist of investments in money market and mutual funds, and company-owned life insurance contracts. The money market funds consist of cash equivalents while the mutual fund investments consist of publicly-traded and quoted equity shares. The Company considers the fair value of these assets to be based on Level 1 inputs, and these assets had a fair value of $10.2 million and $8.7 million as of December 31, 2016 and 2015, respectively. The carrying amount of the life insurance contracts equals their cash surrender value. Cash surrender value represents the estimated amount that the Company would receive upon termination of the contract, which approximates fair value. The Company considers the life insurance contracts to be valued based on a Level 2 input, and these assets had a fair value of $27.8 million and $25.5 million at December 31, 2016 and 2015, respectively. The related deferred compensation plan liabilities are recorded at fair value, or the estimated amount needed to settle the liability, which the Company considers to be a Level 2 input.

(2)
The Company enters into foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates (see Note 11 — Derivatives and Hedging). Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, which the Company considers a Level 2 input.

(3)
The Company has interest rate swap contracts which hedge the variability of interest payments on its borrowings (see Note 11 — Derivatives and Hedging). The fair value of the swaps is based on mark-to-market valuations provided by a third-party broker. The valuations are based on observable interest rates from recently executed market transactions and other observable market data, which the Company considers Level 2 inputs. The Company independently corroborates the reasonableness of the valuations prepared by the third-party broker through the use of an electronic quotation service.

13 — EMPLOYEE BENEFITS

Defined contribution plan. The Company has a savings and investment plan (the “401k Plan”) covering substantially all U.S. employees. Company contributions are based upon the level of employee contributions, up to a maximum of 4% of the employee’s eligible salary, subject to an annual maximum. For 2016, the maximum match was $7,200. Amounts expensed in connection with the 401k Plan totaled $22.9 million, $20.0 million, and $17.4 million, in 2016, 2015, and 2014, respectively.

Deferred compensation plan. The Company has a supplemental deferred compensation plan for the benefit of certain highly compensated officers, managers and other key employees, which is structured as a rabbi trust. The plan’s investment assets are recorded in Other assets on the Consolidated Balance Sheets at fair value. The value of these assets was $38.1 million and $34.1 million at December 31, 2016 and 2015, respectively (see Note 12 — Fair Value Disclosures for fair value information). The corresponding deferred compensation liability, which was $43.1 million and $39.1 million at December 31, 2016 and 2015, respectively, is carried at fair value, and is adjusted with a corresponding charge or credit to compensation expense to reflect the fair value of the amount owed to the employees and is classified in Other liabilities on the Consolidated Balance Sheets. Compensation expense recognized for the plan was $0.1 million, $0.5 million, and $0.6 million, in 2016, 2015, and 2014, respectively.

Defined benefit pension plans. The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company's defined benefit pension plans are accounted for in accordance with FASB ASC Topics No. 715 and 960. The following are the components of defined benefit pension expense for the years ended December 31 (in thousands):

	2016	2015	2014
Service cost	$2,780	$2,620	$2,630
Interest cost	850	790	1,190
Expected return on plan assets	(375)	(345)	(540)
Recognition of actuarial loss	200	300	75
Recognition of termination benefits	—	85	30
Total defined benefit pension plan expense (1)	$3,455	$3,450	$3,385

(1)	Pension expense is classified in SG&A in the Consolidated Statements of Operations.

The following are the key assumptions used in the computation of pension expense for the years ended December 31:

	2016	2015	2014
Weighted-average discount rate (1)	1.78%	2.19%	2.15%
Average compensation increase	2.67%	2.66%	2.65%

(1)
Discount rates are typically determined by utilizing the yields on long-term corporate or government bonds in the relevant country with a duration consistent with the expected term of the underlying pension obligations.

The following table provides information related to changes in the projected benefit obligation for the years ended December 31 (in thousands):

	2016	2015	2014
Projected benefit obligation at beginning of year	$35,870	$38,115	$34,585
Service cost	2,780	2,620	2,630
Interest cost	850	790	1,190
Actuarial loss (gain) due to assumption changes and plan experience	1,480	(1,190)	6,300
Additions and contractual termination benefits	—	85	30
Benefits paid (1)	(1,640)	(775)	(1,350)
Foreign currency impact	(940)	(3,775)	(5,270)
Projected benefit obligation at end of year (2)	$38,400	$35,870	$38,115

(1)
The Company projects the following benefit payments will be made in future years to plan participants: $1.4 million in 2017; $2.0 million in 2018; $1.1 million in 2019, $1.5 million in 2020, $1.5 million in 2021; and $9.5 million in total in the five years thereafter.

(2)	Measured as of December 31.

The following table provides information regarding the funded status of the plans and related amounts recorded in the Company’s Consolidated Balance Sheets as of December 31 (in thousands):

Funded status of the plans:	2016	2015	2014
Projected benefit obligation	$38,400	$35,870	$38,115
Pension plan assets at fair value (1)	(14,465)	(13,190)	(13,220)
Funded status – shortfall (2)	$23,935	$22,680	$24,895

Amounts recorded in the Consolidated Balance Sheets for the plans:
Other liabilities — accrued pension obligation (2)	$23,935	$22,680	$24,895
Stockholders’ equity — deferred actuarial loss (3)	$(5,797)	$(4,832)	$(6,028)

(1)
The pension plan assets are held by third-party trustees and are invested in a diversified portfolio of equities, high quality government and corporate bonds, and other investments. The assets are primarily valued based on Level 1 and Level 2 inputs under the fair value hierarchy in FASB ASC Topic No. 820, with the majority of the invested assets considered to be of low-to-medium investment risk. The Company projects a future long-term rate of return on these plan assets of 2.7%, which it believes is reasonable based on the composition of the assets and both current and projected market conditions. For the year-ended December 31, 2016, the Company contributed $2.4 million to these plans, and benefits paid to participants were $1.6 million.

(2)
The Funded status - shortfall represents the amount of the projected benefit obligation that the Company has not funded with a third-party trustee. This amount is a liability of the Company and is recorded in Other liabilities on the Company’s Consolidated Balance Sheets.

(3)
The deferred actuarial loss as of December 31, 2016 is recorded in AOCL/I and will be reclassified out of AOCL/I and recognized as pension expense over approximately 13 years, subject to certain limitations set forth in FASB ASC Topic No. 715. The impact of this amortization on pension expense in 2017 is projected to result in approximately $0.3 million of additional expense. The amortization of deferred actuarial losses from AOCL/I to pension expense in each of the three years ended December 31, 2016 was immaterial.

The Company also maintains a reinsurance asset arrangement with a large international insurance company whose purpose is to provide funding for benefit payments for one of the plans. The reinsurance asset is not a pension plan asset but is an asset of the Company. At December 31, 2016 and 2015, the reinsurance asset was recorded at its cash surrender value of $7.8 million and $7.9 million, respectively, and is classified in Other Assets on the Company's Consolidated Balance Sheets. The Company believes the cash surrender value approximates fair value and is equivalent to a Level 2 input under the FASB’s fair value framework in ASC Topic No. 820.

14 — SEGMENT INFORMATION

The Company manages its business through three reportable segments: Research, Consulting and Events. Research primarily consists of subscription-based research products, access to research inquiry, peer networking services, and membership programs. Consulting consists of consulting, measurement engagements, and strategic advisory services. Events consists of various symposia, conferences and exhibitions.

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

The following tables present operating results for the Company’s reportable segments for the years ended December 31 (in thousands):

	Research	Consulting	Events	Consolidated
2016
Revenues	$1,829,721	$346,214	$268,605	$2,444,540
Gross contribution	1,267,760	107,585	136,655	1,512,000
Corporate and other expenses				(1,206,859)
Operating income				$305,141
	Research	Consulting	Events	Consolidated
2015
Revenues	$1,583,486	$327,735	$251,835	$2,163,056
Gross contribution	1,096,827	107,193	130,527	1,334,547
Corporate and other expenses				(1,046,550)
Operating income				$287,997
	Research	Consulting	Events	Consolidated
2014
Revenues	$1,445,338	$348,396	$227,707	$2,021,441
Gross contribution	1,001,914	119,931	112,384	1,234,229
Corporate and other expenses				(948,067)
Operating income				$286,162

The following table provides a reconciliation of total segment gross contribution to net income for the periods indicated (in thousands):

	Twelve months ended
	December 31,
	2016	2015	2014
Total segment gross contribution	$1,512,000	$1,334,547	$1,234,229
Costs and expenses:
Cost of services and product development - unallocated (1)	13,108	10,567	10,721
Selling, general and administrative	1,089,184	962,677	876,067
Depreciation and amortization	61,969	47,131	39,412
Acquisition and integration charges	42,598	26,175	21,867
Operating income	305,141	287,997	286,162
Interest expense and other	16,710	15,786	11,479
Provision for income taxes	94,849	96,576	90,917
Net income	$193,582	$175,635	$183,766

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

Summarized information by geographic location as of and for the years ended December 31 follows (in thousands):

	2016	2015	2014
Revenues:
United States and Canada	$1,519,748	$1,347,676	$1,204,476
Europe, Middle East and Africa	616,721	557,165	570,334
Other International	308,071	258,215	246,631
Total revenues	$2,444,540	$2,163,056	$2,021,441

Long-lived assets: (1)
United States and Canada	$143,921	$163,933	$142,963
Europe, Middle East and Africa	42,326	31,130	34,093
Other International	24,630	16,050	13,282
Total long-lived assets	$210,877	$211,113	$190,338

(1)	Excludes goodwill and other intangible assets.

15 — VALUATION AND QUALIFYING ACCOUNTS

The Company maintains an allowance for losses which is composed of a bad debt allowance and a revenue reserve. Provisions are charged against earnings either as an increase to expense or a reduction in revenues.

The following table summarizes activity in the Company’s allowance for the years ended December 31 (in thousands):

	Balance at Beginning of Year	Additions Charged to Expense	Additions Charged Against Revenues	Deductions from Reserve	Balance at End of Year
2016:
Allowance for doubtful accounts and returns and allowances	$6,900	$4,750	$4,850	$(9,100)	$7,400
2015:
Allowance for doubtful accounts and returns and allowances	$6,700	$3,480	$5,420	$(8,700)	$6,900
2014:
Allowance for doubtful accounts and returns and allowances	$7,000	$2,950	$3,240	$(6,490)	$6,700

16 — SUBSEQUENT EVENTS

On January 5, 2017, Gartner and CEB Inc. (NYSE: CEB) ("CEB"), an industry leader in providing best practice and talent management insights, announced that they had entered into a definitive agreement whereby Gartner will acquire all of the outstanding shares of CEB in a cash and stock transaction valued at approximately $2.6 billion. Gartner will also assume (and refinance) approximately $0.9 billion in CEB debt. The transaction has been unanimously approved by the Boards of Directors of both companies. Closing of the transaction is subject to the approval of CEB shareholders and the satisfaction of customary closing conditions, including applicable regulatory approvals. On February 1, 2017, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, applicable to the proposed transaction. Closing of the transaction is expected to be completed in the first half of 2017.

In connection with the proposed acquisition, the Company entered into a commitment letter for the purposes of financing the majority of the cash consideration payable and to refinance CEB’s indebtedness. The commitment letter provides for a total of $2.275 billion in additional financing, which includes a seven-year senior secured term loan B facility of up to $1.375 billion, a 364-day senior unsecured bridge facility of up to $300.0 million, and a senior unsecured high-yield bridge facility of up to $600.0 million. It is expected that on or prior to the closing of the CEB acquisition, senior unsecured notes will be issued and sold to pursuant to an offering pursuant to Rule 144A or a private placement in lieu of a portion of, or all of the drawings under, the high-yield bridge facility. The Company expects that the proceeds from the additional financing described above, together with its balance sheet cash and available borrowing capacity under its revolving credit facility, will be sufficient to pay the aggregate cash consideration and refinance CEB's indebtedness, as well as pay for certain fees and expenses incurred in connection with the acquisition.

On February 6, 2017, the Company filed a Registration Statement on Form S-4 with the SEC pertaining to the shares of Gartner common stock that will be issued in connection with the proposed transaction and a prospectus relating to the special meeting of the CEB stockholders that will be called for purposes of voting on the proposed transaction.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report on Form 10-K to be signed on its behalf by the undersigned, duly authorized, in Stamford, Connecticut, on February 22, 2017.

Gartner, Inc.

Date:	February 22, 2017	By:	/s/ Eugene A. Hall
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

Name	Title	Date

/s/ Eugene A. Hall	Director and Chief Executive Officer	February 22, 2017
Eugene A. Hall	(Principal Executive Officer)

/s/ Craig W. Safian	Senior Vice President and Chief Financial Officer	February 22, 2017
Craig W. Safian	(Principal Financial and Accounting Officer)

/s/ Michael J. Bingle	Director	February 22, 2017
Michael J. Bingle

/s/ Peter E. Bisson	Director	February 22, 2017
Peter E. Bisson

/s/ Richard J. Bressler	Director	February 22, 2017
Richard J. Bressler

/s/ Raul E. Cesan	Director	February 22, 2017
Raul E. Cesan

/s/ Karen E. Dykstra	Director	February 22, 2017
Karen E. Dykstra

/s/ Anne Sutherland Fuchs	Director	February 22, 2017
Anne Sutherland Fuchs

/s/ William O. Grabe	Director	February 22, 2017
William O. Grabe

/s/ Stephen G. Pagliuca	Director	February 22, 2017
Stephen G. Pagliuca

/s/ James C. Smith	Director	February 22, 2017
James C. Smith