Form 10-K/A
period 2016-12-31
GARTNER INC
filed 2017-03-07
CIK 749251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-14443

GARTNER, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	04-3099750
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

P.O. Box 10212 56 Top Gallant Road Stamford, CT	06902-7700
(Address of Principal Executive Offices)	(Zip Code)

(203) 316-1111
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, par value $0.0005 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Gartner, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission, or SEC, on February 22, 2017 (the “Original Filing”). We are amending and refiling Part III to include information required by Items 10, 11, 12, 13 and 14. Accordingly, reference to the proxy statement for our annual meeting of stockholders on the cover page has been deleted.

In addition, pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Annual Report on Form 10-K/A is not a representation that any statements contained in items of our Annual Report on Form 10-K other than Part III, Items 10 through 14, and Part IV are true or complete as of any date subsequent to the Original Filing.

2

GARTNER, INC.

AMENDMENT NO. 1

to

ANNUAL REPORT ON FORM 10-K/A

FOR THE PERIOD ENDED DECEMBER 31, 2016

3

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Our Board of Directors, or Board, currently has ten directors who serve for annual terms. Our Chief Executive Officer, Eugene A. Hall, has an employment agreement with the Company that obligates the Company to include him on the slate of nominees to be elected to our Board during the term of the agreement. See Executive Compensation – Employment Agreements with Executive Officers included in Item 11 of this Annual Report on Form 10-K. There are no other arrangements between any director or nominee and any other person pursuant to which the director or nominee was selected. None of our directors or executive officers is related to another director or executive officer by blood, marriage or adoption.

Set forth below are the name, age, principal occupation for the last five years, public company board experience, selected additional biographical information and period of service as a director of the Company of each director, as well as a summary of each director’s experience, qualifications and background which, among other factors, support their respective qualifications to continue to serve on our Board.

Michael J. Bingle, 44, director since 2004	Mr. Bingle is a Managing Partner and Managing Director of Silver Lake, a private equity firm that he joined in January 2000. Prior thereto, he was a principal with Apollo Management, L.P., a private equity firm, and an investment banker at Goldman, Sachs & Co. He is a former director of TD Ameritrade Holding and Virtu Financial Inc.

Mr. Bingle’s investing, investment banking and capital markets expertise, coupled with his extensive working knowledge of Gartner (a former Silver Lake portfolio company), its financial model and core financial strategies, provide valuable perspective and guidance to our Board and Compensation and Governance Committees.

Peter E. Bisson, 59, director since August 2016	Mr. Bisson recently retired from McKinsey & Company where he last served as Director and Global Leader of the High Tech Practice. Mr. Bisson held a number of other leadership positions at McKinsey & Company, including chair of its knowledge committee, which guides the firm’s knowledge investment and communication strategies, member of the firm’s shareholders committee, and leader of the firm’s strategy and telecommunications practices. In more than 30 years at McKinsey & Company, Mr. Bisson advised a variety of multinational public companies in the technology-based products and services industry. Mr. Bisson is also a director of ADP.

Mr. Bisson’s experience includes advising clients on corporate strategy and M&A, design and execution of performance improvement programs and marketing and technology development, which qualifies him to serve as a director.

Richard J. Bressler, 59, director since 2006	Mr. Bressler is President and Chief Financial Officer of iHeartMedia, Inc., and Chief Financial Officer of Clear Channel Outdoor Holdings, Inc. Prior to joining iHeartMedia, he served as Managing Director of Thomas H. Lee Partners, L.P., a Boston-based private equity firm, from 2006 to July 2013. He joined Thomas H. Lee Partners from his role as Senior Executive Vice President and Chief Financial Officer of Viacom Inc., where he managed all strategic, financial, business development and technology functions. Mr. Bressler has also served in various capacities with Time Warner Inc., including Chairman and Chief Executive Officer of Time Warner Digital Media and Executive Vice President and Chief Financial Officer of Time Warner Inc. Prior to joining Time Inc., he was a partner with the accounting firm of Ernst & Young. Mr. Bressler is currently a Director of iHeartMedia, Inc., and a former director of The Nielsen Company B.V. and Warner Music Group Corp.

Mr. Bressler qualifies as an audit committee financial expert, and his extensive financial and operational roles at large U.S. public companies bring a wealth of management, financial, accounting and professional expertise to our Board and Audit Committee.
4

Raul E. Cesan, 69, director since 2012	Mr. Cesan has been the Founder and Managing Partner of Commercial Worldwide LLC, an investment firm. Prior thereto, he spent 25 years at Schering – Plough Corporation, serving in various capacities of substantial responsibility: the President and Chief Operating Officer (from 1998 to 2001); Executive Vice President of Schering-Plough Corporation and President of Schering-Plough Pharmaceuticals (from 1994 – 1998); President of Schering Laboratories, U.S. Pharmaceutical Operations (from 1992 to 1994); and President of Schering – Plough International (from 1988 to 1992). Mr. Cesan is also a director of The New York Times Company.

Mr. Cesan’s extensive operational and international experiences provide valuable guidance to our Board and Compensation Committee.

Karen E. Dykstra, 58, director since 2007	Ms. Dykstra served as Chief Financial and Administrative Officer from November 2013 to July 2015, and as Chief Financial Officer from September 2012 to November 2013, of AOL, Inc. From January 2007 until December 2010, Ms. Dykstra was a Partner of Plainfield Asset Management LLC (“Plainfield”), and she served as Chief Operating Officer and Chief Financial Officer of Plainfield Direct LLC, Plainfield’s business development company, from May 2006 to 2010, and as a director from 2007 to 2010. Prior thereto, she spent over 25 years with Automatic Data Processing, Inc., serving most recently as Chief Financial Officer from January 2003 to May 2006, and prior thereto as Vice President – Finance, Corporate Controller and in other capacities. Ms. Dykstra is a director of VMware, Inc. and Boston Properties, Inc., and a former director of Crane Co. and AOL, Inc.

Ms. Dykstra qualifies as an audit committee financial expert, and her extensive management, financial, accounting and oversight experience provide important expertise to our Board and Audit Committee.

Anne Sutherland Fuchs, 69, director since July 1999	Ms. Fuchs served as Group President, Growth Brands Division, Digital Ventures, a division of J.C. Penney Company, Inc., from November 2010 until April 2012. She also served as Chair of the Commission on Women’s Issues for New York City during the Bloomberg Administration, a position she held from 2002 through 2013. Previously, Ms. Fuchs served as a consultant to companies on branding and digital initiatives, and as a senior executive with operational responsibility at LVMH Moët Hennessy Louis Vuitton, Phillips de Pury & Luxembourg and several publishing companies, including Hearst Corporation, Conde Nast, Hachette and CBS. Ms. Fuchs is also a director of Pitney Bowes Inc.

Ms. Fuchs’ executive management, content and branding skills plus operations expertise, her knowledge of government operations and government partnerships with the private sector, and her keen interest and knowledge of diversity, governance and executive compensation matters provide important perspective to our Board and its Governance and Compensation Committees.

William O. Grabe, 78, director since 1993	Mr. Grabe is an Advisory Director of General Atlantic LLC, a global private equity firm. Prior to joining General Atlantic in 1992, Mr. Grabe was a Vice President and Corporate Officer of IBM Corporation. Mr. Grabe is presently a director of Covisint Corporation, QTS Realty Trust, Inc. and Lenovo Group Limited. He is a former director of Infotech Enterprises Limited, Compuware Corporation and iGate Computer Systems Limited (f/k/a Patni Computer Systems Ltd.).

Mr. Grabe’s extensive senior executive experience, his knowledge of business operations and his vast knowledge of the global information technology industry have made him a valued member of the Board and Governance Committee.
5

Eugene A. Hall, 60, director since 2004	Mr. Hall is the Chief Executive Officer of Gartner. Prior to joining Gartner in 2004, Mr. Hall was a senior executive at Automatic Data Processing, Inc., a Fortune 500 global technology and service company, serving most recently as President, Employers Services Major Accounts Division, a provider of human resources and payroll services. Prior to joining ADP in 1998, Mr. Hall spent 16 years at McKinsey & Company, most recently as Director.

As Gartner’s CEO, Mr. Hall is responsible for developing and executing on the Company’s operating plan and business strategies in consultation with the Board of Directors and for driving Gartner’s business and financial performance, and is the sole management representative on the Board.

Stephen G. Pagliuca, 62, director since 1990	Mr. Pagliuca is a Managing Director of Bain Capital Partners, LLC and is also a Managing Partner and an owner of the Boston Celtics basketball franchise. Mr. Pagliuca joined Bain & Company in 1982, and founded the Information Partners private equity fund for Bain Capital in 1989. Prior to joining Bain, Mr. Pagliuca worked as a senior accountant and international tax specialist for Peat Marwick Mitchell & Company in the Netherlands. Mr. Pagliuca is a former director of Burger King Holdings, Inc., HCA, Inc. (Hospital Corporation of America), Quintiles Transnational Corporation and Warner Chilcott PLC.

He has deep subject matter knowledge of Gartner’s history, the development of its business model and the global information technology industry, as well as financial and accounting matters.

James C. Smith, 76, director since October 2002 and Chairman of the Board since 2004	Mr. Smith was Chairman of the Board of First Health Group Corp., a national health benefits company until its sale in 2004. He also served as First Health’s Chief Executive Officer from January 1984 through January 2002 and President from January 1984 to January 2001.
Mr. Smith’s long-time expertise and experience as the founder, senior-most executive and chairman of the board of a successful large public company provides a unique perspective and insight into management and operational issues faced by the Board, Audit Committee and our CEO. This experience, coupled with Mr. Smith’s personal leadership qualities, qualify him to continue to serve as Chairman of the Board.

EXECUTIVE OFFICERS

Set forth below are the name, age, and other biographical information of each of our executive officers.

Eugene A. Hall 60	Chief Executive Officer and director since 2004. Prior to joining Gartner, he was a senior executive at Automatic Data Processing, Inc., a Fortune 500 global technology and services company, serving most recently as President, Employers Services Major Accounts Division, a provider of human resources and payroll services. Prior to joining ADP in 1998, Mr. Hall spent 16 years at McKinsey & Company, most recently as Director.

Ken Davis 48	Senior Vice President, Business and IT Leaders, Products & Services since 2008. Previously at Gartner, he has served as Senior Vice President, End User Programs, High Tech & Telecom Programs, and Strategy, Marketing and Business Development. Prior to joining Gartner in 2005, Mr. Davis spent ten years at McKinsey & Company, where he was a partner assisting clients in the IT industry.

Alwyn Dawkins 50	Senior Vice President, Worldwide Events & Marketing since 2008. Previously at Gartner, he has served as Group Vice President, Asia/Pacific Sales, based in Sydney, Australia, and prior thereto, as Group Vice President, Gartner Events, where he held global responsibility for exhibit and sponsorship sales across the portfolio of Gartner events. Prior to joining Gartner in 2002, Mr. Dawkins spent ten years at Richmond Events, culminating in his role as Executive Vice President responsible for its North American business.
6

Mike Diliberto 51	Senior Vice President & Chief Information Officer since 2016. Previously, he served as CIO at Priceline, a leader in online travel and related services. Before joining Priceline, he held several senior technology positions at the online division of News Corp, where he was instrumental in establishing an online presence for News Corp brands such as Fox News, Fox Sports, TV Guide and Sky Sports, including launching the first major league baseball website. Previously, he held several leadership positions at Prodigy Services Company, one of the pioneering consumer-focused online services.

David Godfrey 45	Senior Vice President, Worldwide Sales since 2010. Previously at Gartner, he led North American field sales, and prior to this role, he led the Europe, Middle East and Africa (EMEA) and the Americas inside sales organizations. Before joining Gartner in 1999 as a sales executive, Mr. Godfrey spent seven years in business development at Exxon Mobil.

Robin Kranich 46	Senior Vice President, Human Resources since 2008. During her 22 years at Gartner, she has served as Senior Vice President, End User Programs; Senior Vice President, Research Operations and Business Development; Senior Vice President and General Manager of Gartner EXP; Vice President and Chief of Staff to Gartner’s president; and various sales and sales management roles. Prior to joining Gartner, Ms. Kranich was part of the Technology Advancement Group at Marriott International.

David McVeigh 47	Senior Vice President, New Markets Programs since August 2015. Prior to joining Gartner, he was a managing director at Hellman & Friedman LLC, an operating partner at Blackstone Group and a partner at McKinsey & Company.

Daniel S. Peale 44	Senior Vice President, General Counsel & Corporate Secretary since January 2016. Prior to joining Gartner in October 2015, he was a corporate and securities partner with the law firm of Wilson Sonsini Goodrich & Rosati in Washington, D.C., where he was in private practice for 15 years.

Craig W. Safian 48	Senior Vice President & Chief Financial Officer since June 2014. In his 14 years at Gartner, he has served as Group Vice President, Global Finance and Strategy & Business Development from 2007 until his appointment as CFO, and previously as Group Vice President, Strategy and Managing Vice President, Financial Planning and Analysis. Prior to joining Gartner, he held finance positions at Headstrong (now part of Genpact) and Bristol-Myers Squibb, and was an accountant for Friedman, LLP where he achieved CPA licensure.

Peter Sondergaard 52	Senior Vice President, Research since 2004. During his 28 years at Gartner, he has held various roles, including Head of Research for the Technology & Services Sector, Hardware & Systems Sector, Vice President and General Manager for Gartner Research EMEA. Prior to joining Gartner, Mr. Sondergaard was research director at International Data Corporation in Europe.

Chris Thomas 45	Senior Vice President, Executive Programs since April 2013. During his 15 years at Gartner, he has held various roles, including Group Vice President, Sales, leading the Americas IT, Digital Marketing and Global Supply Chain sales group; head of North America and Europe, Middle East and Africa (EMEA) Small and Medium Business sales organizations, and a number of other roles, including sales operations and field sales leadership. Before joining Gartner, he spent seven years in procurement, sales and marketing at Exxon Mobil.

Per Anders Waern 55	Senior Vice President, Gartner Consulting since 2008. Since joining Gartner in 1998, he has held senior consulting roles principally in EMEA, and served most recently as head of Gartner’s global core consulting team. Prior to joining Gartner, Mr. Waern led corporate IT strategy at Vattenfall in Sweden.
7

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our Common Stock to file reports of ownership and changes of ownership with the SEC and to furnish us with copies of the reports they file. To assist with this reporting obligation, the Company prepares and files ownership reports on behalf of its officers and directors pursuant to powers of attorney issued by the officer or director to the Company. Based solely on our review of these reports, or written representations from certain reporting persons, there were no late filings in 2016.

CORPORATE GOVERNANCE

Code of Ethics and Code of Conduct

Gartner has adopted a CEO & CFO Code of Ethics which applies to our CEO, CFO, controller and other financial managers, and a Global Code of Conduct, which applies to all Gartner officers, directors and employees, wherever located. Annually, each officer, director and employee affirms compliance with the Global Code of Conduct. The current electronic printable copies of the full text of these codes can be found at the investor relations section of our website, located at www.investor.gartner.com under the “Corporate Governance” link. This information is also available in print to any stockholder who makes a written request to Investor Relations, Gartner, Inc., 56 Top Gallant Road, P.O. Box 10212, Stamford, CT 06904 - 2212.

DIRECTOR NOMINATIONS

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since those procedures were described in our proxy statement for our 2016 annual meeting of stockholders.

AUDIT COMMITTEE

Gartner has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act consisting of Ms. Dykstra and Messrs. Bressler and Smith. Our Board has determined that both Ms. Dykstra and Mr. Bressler qualify as audit committee financial experts, as defined by the rules of the SEC, and that all members have the requisite accounting or related financial management expertise and are financially literate as required by the NYSE corporate governance listing standards.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion & Analysis, or “CD&A”, describes and explains the Company’s compensation philosophy and executive compensation program, as well as compensation awarded to and earned by, the following persons who were Named Executive Officers (“NEOs”) in 2016:

Eugene A. Hall	Chief Executive Officer
Craig W. Safian	Senior Vice President & Chief Financial Officer
Per Anders Waern	Senior Vice President, Gartner Consulting
David Godfrey	Senior Vice President, Sales
Alwyn Dawkins	Senior Vice President, Events

The CD&A is organized into three sections:

•	The Executive Summary, which highlights the importance of our Contract Value (herein “CV”) metric, our 2016 corporate performance and our pay-for-performance approach and our compensation practices, all of which we believe are relevant to stockholders as they consider their votes on Proposal Two (advisory vote on executive compensation, or “Say-on-Pay”)

•	The Compensation Setting Process for 2016

•	Other Compensation Policies and Information
8

The CD&A is followed by the Compensation Tables and Narrative Disclosures, which report and describe the compensation and benefit amounts paid to our NEOs in 2016.

EXECUTIVE SUMMARY

Contract Value – A Unique Key Performance Metric for Gartner

Total contract value (“CV”) represents the value attributable to all of our subscription-related contracts. It is calculated as the annualized value of all contracts in effect at a specific point in time, without regard to the duration of the contract. CV primarily includes research deliverables for which revenue is recognized on a ratable basis, and, commencing in 2016, includes other deliverables (primarily events tickets) for which revenue is recognized when the deliverable is utilized.

Unique to the business of Gartner, Contract Value is our single most important performance metric. It focuses all of our executives on driving both short-term and long - term success for our business and stockholders.

Contract Value = Both Short-Term and Long-Term Measures of Success

Short-Term	✓	Measures the value of all subscription research contracts in effect at a specific point in time
Long-Term	✓	Measures revenue that is highly likely to recur over a multi-year period

Comparing CV year over year measures the short term growth of our business. More importantly, CV is also an appropriate measure of long – term performance due to the nature of our Research subscription business. Our Research business is our largest business segment (75% of 2016 gross revenues) with our highest margins (69% for 2016). Our Research enterprise client retention (84% in 2016) and retained contract value (104% enterprise wallet retention in 2016) are consistently very high. The combination of annual contracts and high renewal rates are predictive of revenue highly likely to recur over a 3 – 5 year period.

Accordingly, growing CV drives both short- term and long – term corporate performance and shareholder value due to these unique circumstances. As such, all Gartner executives and associates are focused at all times on growing CV. This, coupled with the fact that our investors are also focused on this metric, ensures that we are aligned on the long - term success of the Company.

Record 2016 Performance

2016 was another year of record achievements for Gartner:

✓	CV, Revenue, EBITDA* and EPS* grew 14%, 14%, 10% and 24%, respectively, excluding the impact of foreign exchange where applicable

✓	CV and Revenues ended the year at a record $1.93 billion and $2.44 billion, respectively

✓	Five year CAGR for CV, EBITDA and EPS was 12%, 10% and 16%, respectively

✓	Our Common Stock rose 11.4% in 2016, as compared to the S&P 500, which rose 9.5%, and NASDAQ Total Return, which rose 7.5%

✓	Compound annual growth rates on our common stock were 11%, 12% and 24% on a 1, 3 and 5 year basis, out-performing the S&P 500 and NASDAQ Total Return indices for the corresponding periods

*In the disclosure included in this Item 11, EBITDA refers to Normalized EBITDA, which represents operating income excluding depreciation, accretion on obligations related to excess facilities, amortization, stock-based compensation expense and acquisition-related adjustments. EPS refers to diluted EPS excluding acquisition adjustments.

9

Gartner 2016 Performance Charts (CV and EBITDA $ in millions)

The laser focus throughout our global organization on growing CV has resulted in a strong, sustained track record of growth across this measure, as well as EBITDA and EPS, over many years, as the following charts demonstrate.

These strong results have fueled stock price growth which leads all comparison groups as follows:

Key Attribute of our Executive Compensation Program – Pay for Performance

Our executive compensation plan design has successfully motivated senior management to drive outstanding corporate performance since it was first implemented in 2006. It is heavily weighted towards incentive compensation.

Its key features are as follows:

✓	100% of executive equity awards and executive bonus awards are performance-based.

✓	70% of our executive equity awards, and 100% of our executive bonus awards are subject to forfeiture in the event the Company fails to achieve performance objectives established by our Compensation Committee.

✓	91% percent of our CEO’s target total compensation (77% in the case of our other NEOs) is in the form of incentive compensation (bonus and equity awards).

✓	81% of our CEO’s target total compensation (61% in the case of our other NEOs) is in the form of equity awards.

✓	Earned equity awards may increase or decrease in value based upon stock price movement during the vesting period.
11

Our Compensation Best Practices

Our compensation practices motivate our executives to achieve our operating plans and execute our corporate strategy without taking undue risks. These practices, which are consistent with “best practices” trends, include the following:

✓	We have an independent Compensation Committee.

✓	We have an independent compensation consultant that reports directly to the Compensation Committee.

✓	We annually assess the Company’s compensation policies to ensure that the features of our program do not encourage undue risk.

✓	All executive officers are “at will” employees and only our CEO has an employment agreement.

✓	We have a clawback policy applicable to all executive incentive compensation (cash bonus and equity awards).

✓	We have robust stock ownership guidelines for our directors and executive officers.

✓	We have holding period requirements that require 50% of net after tax shares from all released equity awards to be held by a director or executive officer until stock ownership guidelines are satisfied.

✓	We prohibit hedging and pledging transactions in company securities.

✓	We do not provide excise tax gross up payments.

✓	We encourage retention by having equity awards vest 25% per year over 4 years, commencing on the grant date anniversary.

✓	The potential annual payout on incentive compensation elements is limited to 2 times target.

✓	Our equity plan prohibits:
o	less than a 12 month vesting period on equity awards;
o	repricing stock options and surrendering outstanding options for new options with a lower exercise price without stockholder approval;
o	cash buyouts of underwater options or stock appreciation rights without stockholder approval; and
o	granting options or stock appreciation rights with an exercise price less than the fair market value of the Company’s common stock on the date of grant.

✓	We do not grant equity awards during closed trading windows.

COMPENSATION SETTING PROCESS FOR 2016

This discussion explains the objectives of the Company’s compensation policies; what the compensation program is designed to reward; each element of compensation and why the Company chooses to pay each element; how the Company determines the amount (and, where applicable, the formula) for each element to pay; and how each compensation element and the Company’s decisions regarding that element fit into the Company’s overall compensation objectives and affect decisions regarding other elements.

The Objectives of the Company’s Compensation Policies

The objectives of our compensation policies are threefold:

➢	to attract, motivate and retain highly talented, creative and entrepreneurial individuals by paying market-based compensation;

➢	to motivate our executives to maximize the performance of our Company through pay-for-performance compensation components based on the achievement of corporate performance targets that are aggressive, but attainable, given economic conditions; and

➢	to ensure that, as a public company, our compensation structure and levels are reasonable from a stockholder perspective.

What the Compensation Program Is Designed to Reward

Our guiding philosophy is that the more executive compensation is linked to corporate performance, the stronger the inducement is for management to strive to improve Gartner’s performance. In addition, we believe that the design of the total compensation package must be competitive with the marketplace from which we hire our executive talent in order to achieve our objectives and attract and retain individuals who are critical to our long-term success. Our compensation program for executive officers is designed to compensate individuals for achieving and exceeding corporate performance objectives. We believe this type of compensation encourages outstanding team performance (not simply individual performance), which builds stockholder value.

Both short-term and long-term incentive compensation is earned by executives only upon the achievement by the Company of certain measurable performance objectives that are deemed by the Compensation Committee and management to be critical to the Company’s short-term and long-term success. The amount of compensation ultimately earned will increase or decrease depending upon Company performance and the underlying price of our Common Stock (in the case of long-term incentive compensation).

Principal Compensation Elements and Objectives

To achieve the objectives noted above, we have designed executive compensation to consist of three principal elements:

Base Salary	➢	Pay competitive salaries to attract and retain the executive talent necessary to develop and implement our corporate strategy and business plan
	➢	Appropriately reflect responsibilities of the position, experience of the executive and marketplace in which we compete for talent

Short-Term Incentive Compensation (cash bonuses)	➢	Motivate executives to generate outstanding performance and achieve or exceed annual operating plan
	➢	Align compensation with results

Long-Term Incentive Compensation (equity awards)	➢	Induce enhanced performance and promote retention
	➢	Align executive rewards with long-term stock price appreciation
	➢	Make executives stakeholders in the success of Gartner and thereby create alignment with stockholders

How the Company Determines Executive Compensation

In General

The Company set aggressive performance goals in planning 2016 executive compensation. In order for our executives to earn target compensation, the Company needed to exceed double digit growth in two key performance metrics, as discussed below.

The Compensation Committee established performance objectives for short-term (bonus) and long-term (equity) incentive awards at levels that it believed would motivate performance and be adequately challenging. The target performance objectives were intended to compel the level of performance necessary to enable the Company to achieve its operating plan for 2016.

As in prior years, the short- and long-term incentive compensation elements provided executives with opportunities to increase their total compensation package based upon the over-achievement of corporate performance objectives; similarly, in the case of under-achievement of corporate performance objectives, the value of these incentive elements would fall below their target value (with the possibility of total forfeiture of the short-term element and 70% of the long-term element), and total compensation would decrease correspondingly. We assigned greater weight to the long-term incentive compensation element, as compared to the salary and short-term elements, in order to promote long-term decision-making that would deliver top corporate performance, align management to stockholder interests and retain executives. We believe that previously granted and unvested equity awards serve as a strong retention incentive.

Salary, short-term and long-term incentive compensation levels for executive officers (other than the CEO) are recommended by the CEO and are subject to approval by the Compensation Committee. In formulating his recommendation to the Compensation Committee, the CEO undertakes a performance review of these executives and considers input from human resources personnel at the Company, as well as benchmarking data from the compensation consultant and external market data (discussed below).

Salary, short-term and long-term incentive compensation levels for the CEO’s compensation are established by the Compensation Committee within the parameters of Mr. Hall’s employment agreement with the Company. In making its determination with respect to Mr. Hall’s compensation, the Compensation Committee evaluates his performance in conjunction with the Governance Committee and after soliciting additional input from the Chairman of the Board and other directors; considers input from the Committee’s compensation consultant; and reviews benchmarking data pertaining to CEO compensation practices at our proxy peer companies and general trends. See Employment Agreements with Executive Officers – Mr. Hall elsewhere in this Item 11 for a detailed discussion of Mr. Hall’s agreement.

Effect of Stockholder Advisory Vote on Executive Compensation, or Say on Pay

2016 Say on Pay Approval = 93.5% of shares voted, and 88.2% of outstanding shares

The Board has resolved to present Say on Pay proposals to stockholders on an annual basis, respecting the sentiment of our stockholders as expressed in 2011. This year, we are asking our stockholders once again to indicate their preference for the frequency of Say on Pay proposals; however, the Company is committed to annual Say on Pay proposals. The Company and the Compensation Committee will consider the results on this year’s advisory Say on Pay proposal in future executive compensation planning activities. Over the past several years, stockholders have consistently strongly supported our executive compensation program.

Benchmarking and Peer Group

Executive compensation planning for 2016 began mid-year in 2015. Our Compensation Committee commissioned Exequity, an independent compensation consultant, to perform a competitive analysis of our executive compensation practices (the “Compensation Study”). Exequity’s findings were considered by the Compensation Committee and by management in planning our 2016 executive compensation program. The Compensation Study utilized market data provided by Aon Hewitt pertaining to 2015 compensation paid to individuals occupying senior executive positions at Gartner’s selected peer group of companies for executive compensation benchmarking purposes (the “Peer Group”).

The Compensation Committee reviews the Peer Group annually to ensure comparability based on Gartner’s operating characteristics, labor market relevance and defensibility. The 2016 competitive analysis compared Gartner’s target compensation to the Peer Group. The Peer Group comprised 14 publicly-traded high tech companies that resemble Gartner in size (in terms of revenues and number of employees), have a similar business model and with whom Gartner competes for executive talent. Gartner ranked at the 36th percentile in revenues and 43rd percentile in market cap relative to the Peer Group. Peer Group companies included:

Adobe Systems Incorporated	Intuit Inc.
Autodesk, Inc.	Moody’s Corporation
Cadence Design Systems, Inc.	Nuance Communications, Inc.
Citrix Systems, Inc.	PTC Inc.
The Dun & Bradstreet Corporation	salesforce.com, inc
Equifax Inc.	Synopsys, Inc.
IHS Market Ltd	Verisign, Inc.

Management and the Compensation Committee concluded that the Peer Group, which remained unchanged from the prior year with the exception of the removal of three companies that no longer reported due to acquisitions or privatization, was appropriate for 2016 executive compensation planning purposes given their continued comparability to Gartner.

The Compensation Committee does not target NEO’s pay to a specified percentile, but rather reviews Peer Group market data at the 25th, 50th and 75th percentile for each element of compensation, including Base Salary, Target Total Cash (Base Salary, plus Target Bonus) and Target Total Compensation (Target Total Cash plus long-term incentives).

The result of the competitive analysis indicated that Gartner’s CEO and NEO Base Salary approximated the Peer Group median, Target Total Cash was below the Peer Group median and Target Total Compensation approximated the median of the Peer Group. As a result, in order to remain competitive in the market place and in light of Gartner’s philosophy to pay a greater percentage of total compensation in the form of performance-based compensation and, in particular, performance-based long-term incentive compensation, the Committee approved a 3% merit increase to base salary, a 5% increase in the short term incentive compensation (bonus) percentage and a 8% merit increase to the long-term incentive compensation award value for all NEOs (other than Mr. Safian). Mr. Safian is relatively new in his role of CFO, and as a result trailed the market median of the Peer Group in all elements of compensation, consistent with the Company’s philosophy of moving executives to fully competitive rates over two to three years. As such, in 2016 the Committee adjusted his compensation to more closely approximate the Peer Group median by increasing his base salary by 10%, increasing his bonus target by 5% and increasing his long-term incentive award by 18.6%.

In addition, the Compensation Committee annually reviews an analysis conducted by Exequity that evaluates the connection between Gartner’s executive pay and Company performance as measured by Total Shareholder Return and Shareholder Value against the relationship exhibited by Gartner’s peer companies. The analysis indicates that pay realized by Gartner’s NEOs is generally well aligned with proven financial results. Gartner has historically performed above its peer group median and has paid at or above median total compensation which is consistent with the Company’s pay-for-performance philosophy.

Executive Compensation Elements Generally

Pay Mix

The following pie charts illustrate the relative mix of target compensation elements for the NEOs in 2016. Long-term incentive compensation consists of performance-based restricted stock units (PSUs) and stock appreciation rights (SARs), and represents a majority of the compensation we pay to our NEOs – 81% to the CEO and 60% to all other NEOs. We allocate more heavily to long-term incentive compensation because we believe that it contributes to a greater degree to the delivery of top performance and the retention of employees than does cash and short-term compensation (bonus).

Base Salary

We set base salaries of executive officers when they join the Company or are promoted to an executive role, by evaluating the responsibilities of the position, the experience of the individual and the marketplace in which we compete for the executive talent we need. In addition, where possible, we consider salary information for comparable positions for members of our Peer Group or other available benchmarking data. In determining whether to award salary merit increases, we consider published projected U.S. salary increase data for the technology industry and general market, as well as available world-wide salary increase data. Mr. Hall’s salary increase is established each year by the Compensation Committee after completion of Mr. Hall’s performance evaluation for the preceding year.

Short-Term Incentive Compensation (Cash Bonuses)

All bonuses to executive officers are awarded pursuant to Gartner’s stockholder-approved Executive Performance Bonus Plan. This plan is designed to motivate executive officers to achieve goals relating to the performance of Gartner, its subsidiaries or business units, or other objectively determinable goals, and to reward them when those objectives are satisfied. We believe that the relationship between proven performance and the amount of short-term incentive compensation paid promotes, among executives, decision-making that increases stockholder value and promotes Gartner’s success. Bonuses awarded under this plan to eligible employees are designed to qualify as deductible performance-based compensation within the meaning of Code Section 162(m).

In 2016, bonus targets for all executive officers, including Mr. Hall, were based solely upon achievement of 2016 company-wide financial performance objectives (with no individual performance component). The financial objectives and weightings used for 2016 executive officer bonuses were:

2016 Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), which measures overall profitability from business operations (weighted 50%), on a foreign exchange neutral basis, and

Contract Value (CV) at December 31, 2016, which measures the long–term prospects of our business (weighted 50%), on a foreign exchange neutral basis.

As noted earlier, management and our Compensation Committee continue to believe that EBITDA and CV are the most significant measurements of profitability and long-term business growth for our Company, respectively. They have been successfully used for several years as performance metrics applicable to short-term incentive compensation that drive business performance and that motivate executive officers to achieve outstanding performance.

For 2016, each executive officer was assigned a bonus target that was expressed as a percentage of salary, varied from 50% to 100% of salary depending upon the executive’s level of responsibility and in most cases was 5% greater than the previous year. Salaries and bonuses were each increased by the amount of the merit increase. With respect to our NEOs, 2016 bonus targets, as a percentage of base salary, were 105% for Mr. Hall and 70% for each of Messrs. Safian, Waern, Godfrey and Dawkins. The maximum payout for 2016 bonus was 200% of target if the maximum level of EBITDA and CV were achieved; the minimum payout was $0 if minimum levels were not achieved.

The chart below describes the performance metrics applicable to our 2016 short–term incentive compensation element. As noted above, for this purpose actual results, measured on a foreign exchange neutral basis, were as follows:

2016 Performance Objective/ Weight	Target (100%)	Target Growth YOY	< Minimum (0%)	=/> Maximum (200%)	Actual (measured at 12/31/16)	Payout (% of Target)	Actual Growth YOY
2016 EBITDA/50%	$458 million	13.6%	$363 million	$480 million	$446 million	90.3%	10.7%

12/31/16 Contract Value/50%	$1,884 million	11%	$1,527 million	$1,969 million	$1,930 million	162.0%	13.7%

In 2016, the Company exceeded both the EBITDA and CV target performance objectives. Since each objective was weighted 50%, based on these results, the Compensation Committee determined that earned cash bonuses for executive officers were 126.2% of target bonus amounts. These bonuses were paid in February 2017. See Summary Compensation Table – Non-Equity Incentive Plan Compensation elsewhere in this Item 11 for the amount of cash bonuses earned by our Named Executive Officers in 2016. While the Compensation Committee has discretion to eliminate or reduce a bonus award, it did not take any such action in 2016.

Long - Term Incentive Compensation (Equity Awards)

Promoting stock ownership is a key element of our compensation program philosophy. Stock-based incentive compensation awards –especially when they are assigned a combination of performance and time-based vesting criteria – induce enhanced performance, promote retention of executive officers and align executives’ personal rewards with long-term stock price appreciation, thereby integrating management and stockholder interests. We have evaluated different types of long-term incentives based on their motivational value, cost to the Company and appropriate share utilization under our stockholder-approved 2014 Long-Term Incentive Plan (“2014 Plan”) and have determined that stock-settled stock appreciation rights (“SARs”) and performance-based restricted stock units (“PSUs”) create the right balance of motivation, retention, alignment with stockholders and share utilization.

SARs permit executives to benefit from an increase in stock price over time. SAR value can be realized only after the SAR vests. Our SARs are stock-settled and may be exercised seven years from grant. When the SAR is exercised, the executive receives shares of our Common Stock equal in value to the aggregate appreciation in the price of our Common Stock from the date of grant to the exercise date for all SARs exercised. Therefore, SARs only have value to the extent the price of our Common Stock exceeds the grant price of the SAR. In this way, SARs motivate our executives to increase stockholder value and thus align their interests with those of our stockholders.

PSUs offer executives the opportunity to receive our Common Stock contingent on the achievement of performance goals and continued service over the vesting period. PSU recipients are eligible to earn a target fixed number of restricted stock units if and to the extent stipulated one-year performance goals are achieved. They can earn more units if the Company over-performs (up to 200% of their target number of units), and they will earn fewer units (and potentially none) if the Company under-performs. Shares of Common Stock subject to earned PSU awards are released to the executive on the date they vest, or 25% per year over four years, commencing on the anniversary of the grant date, thereby encouraging executives to increase stockholder value while promoting executive retention over the long-term. Released shares have value even if our Common Stock price does not increase, which is not the case with SARs.

Consistent with weightings in prior years, 30% of each executive’s long-term incentive compensation award value was granted in SARs and 70% was granted in PSUs. PSUs deliver value utilizing fewer shares since the executive can earn the full share rather than just the appreciation in value over the grant price (as is the case with SARs). Additionally, the cost efficiency of PSUs enhances the Company’s ability to conservatively utilize the Plan share pool, which is why we convey a larger portion of the 2014 overall long-term incentive compensation value in PSUs rather than in SARs. For purposes of determining the number of SARs awarded, the allocated SAR award value is divided by the Black-Scholes-Merton valuation on the date of grant using assumptions appropriate on that date. For purposes of determining the target number of PSUs awarded, the allocated target PSU award value is divided by the closing price of our Common Stock on the date of grant as reported by the New York Stock Exchange.

Both SARs and PSUs vest 25% per year commencing one (1) year from grant and on each anniversary thereof, subject to continued service on the vesting date. We believe that this vesting schedule effectively focuses our executives on delivering long-term value growth for our stockholders and drives retention. The maximum payout for 2016 PSUs was 200% of target if the maximum level of CV was achieved; the PSUs are subject to forfeiture if minimum levels are not achieved.

The Compensation Committee approved CV (measured at December 31, 2016) as the performance measure underlying PSUs awarded in 2016. As noted earlier, we continue to believe that CV is the best performance metric to measure the long–term prospects of our business. At the present time, most of these contracts have multi – year terms. For this reason, CV growth continues to be predictive of future revenue for the PSU award.

The chart below describes the performance metrics applicable to the PSU portion of our 2016 long–term incentive compensation element measured on a foreign exchange neutral basis:

2016 Performance Objective/Weight	Target (100%)	Target Growth YOY	<Minimum (0%)	Maximum (200%)	Actual (measured at 12/31/16)	Payout (% of Target)	Actual Growth YOY
Contract Value/100%	$1,884 million	11%	$1,527 million	$1,969 million	$1,930 million	162.0%	13.7%

As noted above, in 2016 actual CV was $1,930 million, exceeding the target amount. Based on this, the Compensation Committee determined that 162.0% of the target number of PSUs would be awarded. The PSUs were adjusted by this factor in February 2017 after certification of the achievement of this performance measure by the Compensation Committee, and 25% of the adjusted awards vested on the first anniversary of the grant date. See Grants of Plan-Based Awards Table – Possible Payouts Under Equity Incentive Plan Awards and accompanying footnotes elsewhere in this Item 11 for the actual number of SARs and PSUs awarded to our Named Executive Officers in 2016.

No performance objectives for any PSU intended to qualify under Code Section 162(m) (i.e., awards to executive officers) may be modified by the Committee. While the Committee does have discretion to modify other aspects of the awards (subject to the terms of the Plan), no modifications were made in 2016.

Additional Compensation Elements

We maintain a non-qualified deferred compensation plan for our highly compensated employees, including our executive officers, to assist eligible participants with retirement and tax planning by allowing them to defer compensation in excess of amounts permitted to be deferred under our 401(k) plan. This plan allows eligible participants to defer up to 50% of base salary and/or 100% of bonus to a future period. In addition, as a further inducement to participation in this plan, the Company presently matches contributions by executive officers, subject to certain limits. For more information concerning this plan, see Non-Qualified Deferred Compensation Table and accompanying narrative and footnotes elsewhere in this Item 11.

In order to further achieve our objective of providing a competitive compensation package with great retention value, we provide various other benefits to our executive officers that we believe are typically available to, and expected by, persons in senior business roles. Our basic executive perquisites program includes 35 days paid time off (PTO) annually, severance and change in control benefits (discussed below) and relocation services where necessary due to a promotion. Mr. Hall’s perquisites, severance and change in control benefits are governed by his employment agreement with the Company, which is discussed in detail under Employment Agreements With Executive Officers – Mr. Hall elsewhere in this Item 11. For more information concerning perquisites, see Other Compensation Table and accompanying footnotes elsewhere in this Item 11.

OTHER COMPENSATION POLICIES AND INFORMATION

Executive Stock Ownership and Holding Period Guidelines

In order to align management and stockholder interests, the Company has adopted stock ownership guidelines for our executive officers as follows: the CEO is required to hold shares of Common Stock with a value at least equal to six (6) times his base salary, and all other executive officers are required to hold shares of Common Stock with a value at least equal to three (3) times their base salary. For purposes of computing the required holdings, officers may count shares directly held, as well as vested and unvested restricted stock units and PSUs, but not options or SARs.

Additionally, the Company imposes a holding period requirement on our executive officers. If an executive officer of the Company is not in compliance with the stock ownership guidelines, the executive is required to maintain ownership of at least 50% of the net after-tax shares of common stock acquired from the Company pursuant to any equity-based awards – PSUs and SARs - received from the Company, until such individual’s stock ownership requirement is met. At December 31, 2016, our CEO and all other executive officers were in compliance with these guidelines.

Clawback Policy

The Company has adopted a clawback policy which provides that the Board of Directors (or a committee thereof) may seek recoupment to the Company from a current or former executive officer of the Company who engages in fraud, omission or intentional misconduct that results in a required restatement of any financial reporting under the securities or other laws, and that the cash-based or equity-based incentive compensation paid to the officer exceeds the amount that should have been paid based upon the corrected accounting restatement, resulting in an excess payment. Recoupment includes the reimbursement of any cash-based incentive compensation (bonuses) paid to the Executive, cancellation of vested and unvested performance-based restricted stock units, stock options and stock appreciation rights, and reimbursement of any gains realized on the sale of released stock unit awards and the exercise of stock options or stock appreciation rights and subsequent sale of underlying shares

Pursuant to the Dodd-Frank Act, the SEC has issued proposed rules applicable to the national securities exchanges (including the NYSE on which our Common Stock is listed for trading) prohibiting the listing of any security of an issuer that does not provide for the recovery of erroneously awarded incentive-based compensation where there has been an accounting restatement. We are awaiting adoption of the final SEC rules on this matter, at which time we will determine whether an amendment to our policy is necessary.

Hedging and Pledging Policies

The Company’s Insider Trading Policy prohibits all executive officers and directors from engaging in any short selling, hedging and/or pledging transactions with respect to Company securities.

Accounting and Tax Impact

In setting compensation, the Compensation Committee and management consider the potential impact of Code Section 162(m), which precludes a public corporation from deducting on its corporate income tax return individual compensation in excess of $1 million for its chief executive officer or any of its three other highest-paid officers (other than the chief financial officer). Section 162(m) also provides for certain exemptions to this limitation, specifically compensation that is performance-based (within the meaning of Section 162(m)) and issued under a stockholder-approved plan. Our 2016 short-term incentive (bonus) awards were performance-based and were made pursuant to our stockholder-approved Executive Performance Bonus Plan and, therefore, are deductible under Section 162(m). The PSU component of the 2016 long–term incentive award was performance-based and issued under the 2014 Plan, which has been approved by stockholders and, therefore, is deductible under Section 162(m). Although the Compensation Committee endeavors to maximize deductibility of compensation under Section 162(m), it maintains the discretion in establishing compensation elements to approve compensation that may not be deductible under Section 162(m), if the Committee believes the compensation element to be necessary or appropriate under the circumstances.

Grant of Equity Awards

The Board of Directors has a formal policy with respect to the grant of equity awards under our equity plans. Under our 2014 Long Term Incentive Plan, equity awards may include stock options, stock appreciation rights (SARs), restricted stock awards (RSAs), restricted stock units (RSUs) and performance-based restricted stock units (PSUs). The Committee may not delegate its authority with respect to Section 16 persons, nor in any other way which would jeopardize the plan’s qualification under Code Section 162(m) or Exchange Act Rule 16b-3. Accordingly, our policy specifies that all awards to our Section 16 executive officers must be approved by the Compensation Committee on or prior to the award grant date, and that all such awards will be made and priced on the date of Compensation Committee approval, except in the case of new hires, which is discussed below.

Our equity plan provides for a minimum vesting period of 12 months on all equity awards, subject to certain limited exceptions. It also prohibits the repricing of stock options and the surrender of any outstanding option to the Company as consideration for the grant of a new option with a lower exercise price without stockholder approval. It also prohibits the granting of options with an exercise price less than the fair market value of the Company’s common stock on the date of grant, and a cash buyout of out-of-the-money options or SARs without stockholder approval.

Consistent with the equity plan, the Compensation Committee annually approves a delegation of authority to the CEO to make equity awards under our equity Plan to Gartner employees (other than Section 16 reporting persons) on account of new hires, retention or promotion without the approval of the Compensation Committee. In 2016, the delegation of authority specified a maximum grant date award value of $500,000 per individual, and a maximum aggregate grant date award value of $2,000,000 for the calendar year. For purposes of this computation, in the case of RSAs, RSUs and PSUs, value is calculated based upon the fair market value (defined as the closing price on the date of grant as reported by the New York Stock Exchange) of a share of our Common Stock, multiplied by the number of RSAs, RSUs or PSUs awarded. In the case of options and SARs, the grant date value of the award will be the Black-Scholes-Merton calculation of the value of the award using assumptions appropriate on the award date. Any awards made under the CEO-delegated authority are reported to the Compensation Committee at the next regularly scheduled committee meeting.

As discussed above, the structure and value of annual long-term incentive awards comprising the long-term incentive compensation element of our compensation package to executive officers are established and approved by the Compensation Committee in the first quarter of each year. The specific terms of the awards (number of PSUs and SARs and related performance criteria) are determined, and the awards are approved and made, on the same date and after the release of the Company’s prior year financial results.

It is the Company’s policy not to make equity awards to executive officers prior to the release of material non-public information. The 2016 incentive awards to executive officers were approved by the Compensation Committee and made on February 8, 2016, after release of our 2015 financial results. Generally speaking, awards for newly hired executives that are given as an inducement to joining the Company are made on the 15th or 30th day of the month first following the executive’s start date (and after approval by the Compensation Committee), and retention and promotion awards are made on the 15th or 30th day of the month first following the date of Compensation Committee approval; however, we may delay making these awards pending the release of material non-public information.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors of Gartner, Inc. has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Compensation Committee of the Board of Directors

Anne Sutherland Fuchs

Michael J. Bingle

Raul E. Cesan

March 6, 2017

The foregoing compensation committee report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under these acts, except to the extent we specifically incorporate by reference into such filings.

COMPENSATION TABLES AND NARRATIVE DISCLOSURES

All compensation data contained in this section is stated in U.S. Dollars.

Summary Compensation Table

This table describes compensation earned by our CEO, CFO and next three most highly compensated executive officers (collectively, the “Named Executive Officers” or “NEOs”) in the years indicated. As you can see from the table and consistent with our compensation philosophy discussed above, long-term incentive compensation in the form of equity awards comprises a significant portion of total compensation.

Name and Principal Position	Year	Base Salary (1)	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Plan Compensation (1), (3)	All Other Compensation (4)	Total
Eugene A. Hall, Chief Executive Officer (PEO) (5)	2016	$901,584	$5,608,763	$2,403,764	$1,203,451	$141,364	$10,258,926
	2015	875,324	5,193,290	2,225,705	1,215,044	135,844	9,645,207
	2014	847,831	4,721,176	2,023,365	1,273,821	115,034	8,981,227
Craig W. Safian, SVP & Chief Financial Officer (PFO)	2016	503,260	999,949	428,561	454,951	54,712	2,441,433
	2015	457,402	842,783	361,205	419,223	28,239	2,108,852
	2014	409,869	949,977	—	321,216	11,349	1,692,411
Per Anders Waern, SVP, Gartner Consulting	2016	448,115	834,385	357,588	398,769	59,569	2,098,426
	2015	435,063	772,577	331,090	392,545	50,480	1,981,755
	2014	418,531	702,314	300,999	379,877	41,991	1,843,712
David Godfrey, SVP, Sales	2016	448,115	834,385	357,588	398,769	54,742	2,093,599
Alwyn Dawkins, SVP, Events	2016	448,115	834,385	357,588	398,769	54,065	2,092,922
	2015	435,063	772,577	331,090	392,545	50,637	1,981,912
	2014	418,531	702,314	300,999	379,877	41,571	1,843,292

(1)     All NEOs elected to defer a portion of their 2016 salary and/or 2016 bonus under the Company’s Non-Qualified Deferred Compensation Plan. Amounts reported include the 2016 deferred portion, and accordingly does not include amounts, if any, released in 2016 from prior years’ deferrals. See Non-Qualified Deferred Compensation Table elsewhere in this Item 11.

(2)     Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for performance restricted stock units, or PSUs (Stock Awards) and stock-settled stock appreciation rights, or SARs (Option Awards) granted to Messrs. Hall, Safian, Waern, Godfrey and Dawkins. The value reported for the PSUs is based upon the probable outcome of the performance objective as of the grant date, which is consistent with the grant date estimate of the aggregate compensation cost to be recognized over the service period, excluding the effect of forfeitures, for the target grant date award value. The potential maximum value of the PSUs, assuming attainment of the highest level of the performance conditions, is 200% of the target value, and all PSUs and SARs are subject to forfeiture. There were no forfeitures in 2016. See also Note 8 – Stock-Based Compensation - in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information.

(3)     Represents performance-based cash bonuses earned at December 31 of the applicable year and paid in the following February. See footnote (1) to Grants of Plan-Based Awards Table elsewhere in this Item 11 for additional information.

(4)     See Other Compensation Table elsewhere in this Item 11for additional information.

(5)     Mr. Hall is a party to an employment agreement with the Company. See Employment Agreements With Executive Officers – Mr. Hall elsewhere in this Item 11.

Other Compensation Table

This table describes each component of the All Other Compensation column in the Summary Compensation Table.

Name	Year	Company Match Under Defined Contribution Plans (1)	Company Match Under Non-qualified Deferred Compensation Plan (2)	Other (3)	Total
Eugene A. Hall	2016	7,200	75,951	58,213	141,364
	2015	7,200	78,766	49,878	135,844
	2014	7,000	60,563	47,471	115,034
Craig W. Safian	2016	7,200	28,841	18,671	54,712
	2015	7,200	11,096	9,943	28,239
	2014	7,000	—	4,349	11,349
Per Anders Waern	2016	7,200	25,674	26,695	59,569
	2015	7,200	25,398	17,882	50,480
	2014	7,000	19,495	15,496	41,991
David Godfrey	2016	7,200	25,674	21,868	54,742
Alwyn Dawkins	2016	7,200	25,674	21,191	54,065
	2015	7,200	25,398	18,039	50,637
	2014	7,000	19,495	15,076	41,571

(1)     Represents the Company’s 4% matching contribution in all years to the Named Executive Officer’s 401(k) account (subject to limitations).

(2)     Represents the Company’s matching contribution to the executive’s contributions to our Non-Qualified Deferred Compensation Plan. See Non-Qualified Deferred Compensation Table elsewhere in this Item 11 for additional information.

(3)     In addition to specified perquisites and benefits, includes other perquisites and personal benefits provided to the executive, none of which individually exceeded the greater of $25,000 or 10% of the total amount of perquisites and personal benefits for the executive. In 2016, includes a car allowance of $29,204 received by Mr. Hall per the terms of his employment agreement.

Grants of Plan-Based Awards Table

This table provides information about awards made to our Named Executive Officers in 2016 pursuant to non-equity incentive plans (our short-term incentive cash bonus program) and equity incentive plans (performance restricted stock units (PSUs), restricted stock units (RSUs) and stock appreciation rights (SARs) awards comprising long-term incentive compensation under our 2014 Plan).

		Possible Payouts Under Non-			Possible Payouts Under Equity			Exercise	Grant
		Equity Incentive Plan Awards (1)			Incentive Plan Awards (2)			or Base	Date Fair
								Price of	Value of
								Option	Stock and
								Awards	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	($/Sh)	Awards
Name	Date	($)	($)	($)	(#)	(# )	(#)	($)(3)	($)(4)
Eugene A. Hall	2/8/16	—	—	—	0	70,057 PSUs	140,114	—	5,608,763
	2/8/16	—	—	—	—	145,703 SARs	—	80.06	2,403,764
	—	0	953,607	1,902,2145	—	—	—	—	—
Craig W. Safian	2/8/16	—	—	—	0	12,490 PSUs	24,980	—	999,949
	2/8/16	—	—	—	—	25,977 SARs	—	80.06	428,561
	—	0	360,500	721,000	—	—	—	—	—
Per Anders Waern	2/8/16	—	—	—	0	10,422 PSUs	20,844		834,385
	2/8/16	—	—	—	—	21,675 SARs		80.06	357,588
	—	0	315,981	631,962	—	—	—	—	—
David Godfrey	2/8/16	—	—	—	0	10,422 PSUs	20,844		834,385
	2/8/16	—	—	—	—	21,675 SARs		80.06	357,588
	—	0	315,981	631,962	—	—	—	—	—
Alwyn Dawkins	2/8/16	—	—	—	0	10,422 PSUs	20,844		834,385
	2/8/16	—	—	—	—	21,675 SARs		80.06	357,588
	—	0	315,981	631,962	—	—	—	—	—

(1)     Represents cash bonuses that could have been earned in 2016 based solely upon achievement of specified financial performance objectives for 2016 and ranging from 0% (threshold) to 200% (maximum) of target (100%). Bonus targets (expressed as a percentage of base salary) were 105% for Mr. Hall, and 70% for each of Messrs. Safian, Waern, Godfrey and Dawkins. Performance bonuses earned in 2016 and paid in February 2017 were adjusted to 126.2% of their target bonus and are reported under Non-Equity Incentive Plan Compensation in the Summary Compensation Table. See Short-Term Incentive Compensation (Cash Bonuses) in the Compensation Discussion and Analysis included in this Item 11 for additional information.

(2)     Represents the number of performance-based Restricted Stock Units (PSUs) and stock-settled Stock Appreciation Rights (SARs) awarded on February 8, 2016 under our 2014 Plan. The target number of PSUs (100%) originally awarded on that date was subject to adjustment ranging from 0% (threshold) to 200% (maximum) based solely upon achievement of an associated financial performance objective, and was adjusted to 162.0% of target in February 2017. The adjusted number of PSUs awarded was: Mr. Hall – 113,942; Mr. Safian – 20,233; and Messrs. Waern, Godfrey and Dawkins – 16,883). The PSUs, SARs and RSUs vest 25% per year commencing one year from grant, subject to continued employment on the vesting date except in the case of death, disability and retirement. See Long-Term Incentive Compensation (Equity Awards) in the Compensation Discussion and Analysis included in this Item 11 for additional information.

(3)     Represents the closing price of our Common Stock on the New York Stock Exchange on the grant date.

(4)     See footnote (2) to the Summary Compensation Table included in this Item 11.

Employment Agreements with Executive Officers

Only our Chief Executive Officer, Mr. Hall, is a party to a long-term employment agreement with the Company.

Mr. Hall – Employment Agreement

The Company and Mr. Hall are parties to an Amended and Restated Employment Agreement pursuant to which Mr. Hall has agreed to serve as chief executive officer of the Company and is entitled to be nominated to the board of directors (the “CEO Agreement”) until December 31, 2021. The CEO Agreement provides for automatic one year renewals commencing on January 1, 2022, and continuing each year thereafter, unless either party provides the other with at least 60 days prior written notice of an intention not to extend the term.

Under the CEO Agreement, Mr. Hall is entitled to the following annual compensation components:

Component		Description

Base Salary	➢	$908,197, subject to adjustment on an annual basis by the Compensation Committee

Target Bonus	➢	105% of annual base salary (target), adjusted for achievement of specified Company and individual objectives

	➢	The actual bonus paid may be higher or lower than target based upon over - or under - achievement of objectives, subject to a maximum actual bonus of 210% of base salary

Long – term incentive award	➢	Aggregate annual value on the date of grant at least equal to $9,874,375 minus the sum of base salary and target bonus for the year of grant (the “Annual Incentive Award”)

	➢	The Annual Incentive Award will be 100% unvested on the date of grant, and vesting will depend upon the achievement of performance goals to be determined by the Compensation Committee

	➢	The terms and conditions of each Annual Incentive Award will be determined by the Compensation Committee, and will be divided between restricted stock units (RSUs) and stock appreciation rights (SARs)

➢

The number of RSUs initially granted each year will be based upon the assumption that specified Company objectives set by the Compensation Committee will be achieved, and may be adjusted so as to be higher or lower than the number initially granted for over- or under- achievement of such specified Company objectives

Other	➢	Car allowance
	➢	All benefits provided to senior executives, executives and employees of the Company generally from time to time, including medical, dental, life insurance and long-term disability
	➢	Entitled to be nominated for election to the Board
25

Termination and Related Payments – Mr. Hall

Involuntary or Constructive Termination (no Change in Control)

Mr. Hall’s employment is at will and may be terminated by him or us upon 60 days’ notice. If we terminate Mr. Hall’s employment involuntarily (other than within 24 months following a Change In Control (defined below)) and without Business Reasons (as defined in the CEO Agreement) or a Constructive Termination (as defined in the CEO Agreement) occurs, or if the Company elects not to renew the CEO Agreement upon its expiration and Mr. Hall terminates his employment within 90 days following the expiration of the CEO Agreement, then Mr. Hall will be entitled to receive the following benefits:

Component		Description
Base Salary	➢	accrued base salary and unused paid time off (“PTO”) through termination

	➢	36 months continued base salary paid pursuant to normal payroll schedule

Short-Term Incentive Award (Bonus)	➢	earned but unpaid bonus

	➢	300% of the average of Mr. Hall’s earned annual bonuses for the three years preceding termination, payable in a lump sum

	➢	36 months’ continued vesting in accordance with their terms (including achievement of applicable performance objectives) of all outstanding equity awards

Long – Term Incentive Award	➢

a lump sum payment in cash equal to the value of any ungranted Annual Incentive Awards, multiplied by the percentage of such award that would vest within 36 months following termination (i.e., 75% in the case of a four year vesting period)

Other	➢	reimbursement for up to 36 months’ COBRA premiums for Mr. Hall and his family

Payment of severance amounts is conditioned upon execution of a general release of claims against the Company and compliance with 36 month non-competition and non-solicitation covenants. In certain circumstances, payment will be delayed for six months following termination under Code Section 409A.

Involuntary or Constructive Termination, and Change in Control

Within 24 months of a Change In Control: if Mr. Hall’s employment is terminated involuntarily and without Business Reasons; or a Constructive Termination occurs; or if the Company elects not to renew the CEO Agreement upon its expiration and Mr. Hall terminates his employment within 90 days following the expiration of the CEO Agreement (i.e., double trigger), Mr. Hall will be entitled to receive the following benefits:

Component		Description
	➢	accrued base salary and unused PTO through termination
Base Salary	➢	3 times base salary then in effect, payable 6 months following termination

Short-Term Incentive Award (Bonus)	➢	any earned but unpaid bonus
	➢	3 times target bonus for fiscal year in which Change In Control occurs, payable 6 months following termination

Long – Term Incentive Award	➢	any ungranted but earned Annual Incentive Awards
	➢	all unvested outstanding equity will vest in full, all performance goals or other vesting criteria will be deemed achieved at target levels and all stock options and SARs will be exercisable as to all covered shares

Other	➢	reimbursement for up to 36 months’ COBRA premiums for Mr. Hall and his family

Immediately upon a Change In Control, all of Mr. Hall’s unvested outstanding equity awards will vest in full, all performance goals or other vesting criteria will be deemed achieved at target levels and all stock options and SARs will be exercisable as to all covered shares. Additionally, any ungranted, but accrued Annual Incentive Awards will be awarded prior to consummation of the Change in Control.

Should any payments received by Mr. Hall upon a Change In Control constitute a “parachute payment” within the meaning of Code Section 280G, Mr. Hall may elect to receive either the full amount of his Change In Control payments, or such lesser amount as will ensure that no portion of his severance and other benefits will be subject to excise tax under Code Section 4999 of the Code. Additionally, certain payments may be delayed for six months following termination under Code Section 409A.

The CEO Agreement utilizes the 2014 Plan definition of “Change In Control” which currently provides that a Change In Control will occur when (i) there is a change in ownership of the Company such that any person (or group) becomes the beneficial owner of 50% of our voting securities, (ii) there is a change in the ownership of a substantial portion of the Company’s assets and (iii) there is a change in the effective control of the Company such that a majority of members of the Board is replaced during any 12 month period by directors whose appointment or election is not endorsed by a majority of the members of the Board prior to the date of appointment or election.

In the CEO Agreement, Mr. Hall also agrees not to engage in any competitive activities and not to solicit Gartner employees for 36 months following termination of employment.

Termination and Related Payments – Other Executive Officers

In the event of termination for cause, voluntary resignation or as a result of death, disability or retirement, no severance benefits are provided. In the event of termination for cause or voluntary resignation, all equity awards are forfeited except as discussed below under Death, Disability and Retirement. In the event of termination without cause (including in connection with a Change In Control), other executive officers are entitled to receive the following benefits:

Component		Description

Base Salary	➢	accrued base salary and unused PTO (not to exceed 25 days) through termination

	➢	12 months continued base salary paid pursuant to normal payroll schedule

Long – Term Incentive Awards	➢	If terminated within 12 months of a Change in Control, all unvested outstanding equity will vest in full (upon adjustment if performance adjustment has not occurred on termination), and all stock options and SARs will be exercisable as to all covered shares for 12 months following termination; otherwise unvested awards are forfeited

	➢	If no Change in Control, unvested equity awards are forfeited (except in the case of death, disability and retirement, discussed below)

Other	➢	Reimbursement for up to 12 months’ COBRA premiums for executive and family

In order to receive severance benefits, the executive officers who are terminated are required to execute and comply with a separation agreement and release of claims in which, among other things, the executive reaffirms his or her commitment to confidentiality and non-competition obligations (that bind all employees for one year following termination of employment) and releases the Company from various employment-related claims. In addition, in the case of Named Executive Officers (other than Mr. Hall), severance will not be paid to any executive who refuses to accept an offer of comparable employment from Gartner or who does not cooperate or ceases to cooperate when being considered for a new position with Gartner, in each case as determined by the Company. Finally, under certain circumstances, payments and release of shares may be delayed for six months following termination under Code Section 409A.

Death, Disability and Retirement

For all equity awards made prior to 2015, in the case of termination due to death, disability or retirement (as defined), our executive officers are entitled to immediate vesting of all PSUs and SARs that would have vested (assuming continued service) during the 12 months following termination. Commencing with the 2015 equity awards, our executive officers are entitled to immediate vesting of all outstanding awards in the case of termination due to death or disability, and continued vesting depending upon the age of the officer in the case of retirement (as defined) as described in the following table:

Termination Event	Treatment of Unvested Equity Awards

Death or Disability – pre 2015 awards	➢ 12 months additional vesting upon event

Death or Disability – 2015 et seq. awards	➢ 100% vesting upon event

Retirement – not eligible	➢ Unvested awards forfeited

Retirement – pre 2015 awards - eligible	➢ 12 months additional vesting upon event

Termination Event	Treatment of Unvested Equity Awards

Retirement – 2015 et seq. awards – eligible	➢ If < 60 years of age, 12 months continued vesting ➢ If 60, 24 months continued vesting ➢ If 61, 36 months continued vesting ➢ If 62 or more, unvested awards vest in full in accordance with its term
28

In order to receive retirement vesting, an officer must be retirement “eligible” on the date of retirement; if not, all unvested awards are forfeited upon retirement. Retirement eligibility is defined in our current equity award agreements as follows: (i) on the date of retirement the officer must be at least 55 years old and have at least 5 years continued service and (ii) the sum of the officer’s age and years of continued service must be 65 or greater. At December 31, 2016, of our NEOs, only Mr. Hall qualified for the additional vesting benefit upon retirement. Disability is defined in our current equity award agreements as total and permanent disability.

For all SAR awards prior to 2015, the SARs remain exercisable for the earlier of the applicable expiration date or one year from termination in the case of death, disability or retirement. Commencing with the 2015 SAR awards, the SARs remain exercisable for the earlier of the applicable expiration date or one year from termination in the case of death and disability, and through the expiration date in the case of retirement. In each case, upon termination for any other reason, vested SARs remain exercisable for the earlier of the applicable expiration date or 90 days from the date of termination. In the case of death, disability or retirement, unvested and unadjusted PSUs to which the officer is entitled will be adjusted based upon achievement of the related performance metric upon certification by the Compensation Committee. In all cases related to retirement, the officer must be retirement eligible.

Potential Payments Upon Termination or Change in Control

Employment Agreements With Executive Officers above contains a detailed discussion of the payments and other benefits to which our CEO and other Named Executive Officers are entitled in the event of termination of employment or upon a Change In Control, and the amounts payable assuming termination under various circumstances at December 31, 2016 are set forth below. In each case, each Named Executive Officer would also be entitled to receive accrued personal time off (PTO) and the balance in his deferred compensation plan account.

Mr. Hall, CEO

The table below quantifies (in dollars) amounts that would be payable by the Company, and the value of shares of Common Stock that would be released, to Mr. Hall had his employment been terminated on December 31, 2016 (the “Termination Date”) as a result of (i) involuntary termination without cause and/or constructive termination; (ii) death, disability or retirement; or (iii) a Change In Control. See Outstanding Equity Awards At Fiscal Year End Table included in this Item 11 for a list of Mr. Hall’s unvested equity awards at the end of 2016. Mr. Hall was eligible for retirement benefits at December 31, 2016.

Involuntary termination (severance benefits) (1)	Involuntary termination (continued vesting of equity awards) (2)	Total Involuntary termination (1), (2)	Death, disability or retirement (value of unvested equity awards) (3)	Change in Control (severance benefits) (4)	Change in Control (acceleration of unvested equity awards) (5)	Total Change in Control (4), (5)
7,347,612	34,412,566	35,147,327	33,630,984	6,878,322	33,655,560	40,533,882

(1)     Represents the sum of (w) three times base salary in effect at Termination Date; (x) 300% of the average actual bonus paid for the prior three years (2013, 2014 and 2015); (y) unpaid 2016 bonus; and (z) the amount of health insurance premiums for Mr. Hall, his spouse and immediate family for 36 months (at rate in effect on the Termination Date).

(2)     Represents (x) the fair market value using the closing price of our Common Stock on December 31, 2016, or $101.07 (the “Year End Price”) of unvested PSUs that would have vested within 36 months following the Termination Date, plus (y) the spread between the Year End Price and the exercise price for all in-the-money SARs that would have vested within 36 months following the Termination Date, multiplied by the number of such SARs.

(3)     Represents (x) the fair market value using the Year End Price of (i) unvested PSUs awarded prior to 2015 that would have vested within 12 months following the Termination Date and (ii) all unvested PSUs awarded in 2015 and 2016, plus (y) the spread between the Year End Price and the exercise price for all in-the-money SARs awarded in 2015 and 2016 that would have vested within 12 months following the Termination Date and (ii) all unvested SARs awarded in 2015 and 2016, multiplied by the number of such SARs. 2016 PSUs are adjusted based upon applicable performance metrics.

(4)     Represents the sum of (w) three times base salary in effect at Termination Date, (x) three times 2016 target bonus, (y) unpaid 2016 bonus, and (z) the amount of health insurance premiums for Mr. Hall, his spouse and immediate family for 36 months (at premiums in effect on the Termination Date).

(5)     Represents (x) the fair market value using the Year End Price of all unvested PSUs on the Termination Date (at target in the case of unadjusted 2016 PSUs), plus (y) the spread between the Year End Price and the exercise price of all in-the-money unvested SARs on the Termination Date, multiplied by the number of such SARs.

Other Named Executive Officers

The table below quantifies (in dollars) amounts that would be payable by the Company, and the value of shares of Common Stock that would be released, to our Named Executive Officers (other than Mr. Hall) had their employment been terminated on December 31, 2016 (the “Termination Date”) as a result of (i) involuntary termination without cause and/or constructive termination; (ii) death or disability; or (iii) a Change In Control. None of these NEOs were eligible for retirement benefits at December 31, 2016. See Outstanding Equity Awards At Fiscal Year End Table included in this Item 11 for a list of unvested equity awards held by each Named Executive Officer at the end of 2016.

Named Executive Officer	Involuntary termination (severance benefits) (1)	Value of unvested equity awards (death, disability or retirement) (2)	Value of unvested equity awards (Change In Control) (3)	Total Change In Control (1), (3)
Craig W. Safian	537,096	4,818,667	4,392,151	4,929,247
Per Anders Waern	473,596	4,984,529	4,988,210	5,461,806
David Godfrey	473,596	4,984,529	4,988,210	5,461,806
Alwyn Dawkins	473,596	4,984,529	4,988,210	5,461,806

(1)     Represents 12 months’ base salary in effect on the Termination Date plus the amount of health insurance premiums for the executive, his spouse and immediate family for 12 months (at premiums in effect on the Termination Date) payable in accordance with normal payroll practices. Since the executive must be employed on the bonus payment date (February 2017 in order to receive earned but unpaid 2016 bonus, in the event of termination on December 31, 2016, 2016 bonus would have been forfeited and, therefore, is excluded. See Non-Equity Incentive Plan Compensation in the Summary Compensation Table included in this Item 11 for these bonus amounts.

(2)     Represents (x) the fair market value using the closing price of our Common Stock on December 31, 2016, or $101.07 (the “Year End Price”) of (i) unvested PSUs awarded prior to 2015 that would have vested within 12 months following the Termination Date, and (ii) 100% of unvested PSUs awarded in 2015 and 2016, plus (y) the spread between the Year End Price and the exercise price of (i) all in-the-money SARs awarded prior to 2015 that would have vested within 12 months following the Termination Date, and (ii) 100% of unvested SARs awarded in 2015 and 2016, multiplied by the number of such SARs, in the event of death or disability. 2016 PSUs are adjusted based upon applicable performance metrics. Messrs. Safian, Waern, Godfrey and Dawkins were not eligible for retirement benefits on December 31, 2016 and would have forfeited all unvested equity had they retired on the Termination Date.

(3)     Represents (x) the fair market value using the Year End Price of all unvested PSUs on the Termination Date (at target in the case of unadjusted 2016 PSUs), plus (y) the spread between the Year End Price and the exercise price of all in-the-money unvested SARs on the Termination Date, multiplied by the number of such SARs.

Outstanding Equity Awards at Fiscal Year-End Table

This table provides information on each option (including stock appreciation rights or SARs) and stock (including restricted stock units (RSUs) and performance restricted stock units (PSUs) award held by each Named Executive Officer at December 31, 2016. All performance criteria associated with these awards (except for the 2016 PSU award (see footnote 4)) were fully satisfied as of December 31, 2016, and the award is fixed. The market value of the stock awards is based on the closing price of our Common Stock on the New York Stock Exchange on December 31, 2016, which was $101.07. Upon exercise of, or release of restrictions on, these awards, the number of shares ultimately issued to each executive will be reduced by the number of shares withheld by Gartner for tax withholding purposes and/or as payment of exercise price in the case of options and SARs.

	Option Awards				Stock Awards
Named Executive Officer	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
Eugene A. Hall
(1), (5)	98,062	32,687	49.37	2/12/20	26,918	2,720,602	—	—
(2), (5)	67,491	67,490	64.64	2/10/21	63,031	6,360,543	—	—
(3), (5)	31,688	95,062	77.92	2/9/22	79,878	8,073,269	—	—
(4), (5)	—	145,703	80.60	2/08/23	—	—	70,057	7,080,661
Craig W. Safian
(1)	—	—	—	—	2,025	204,667	—	—
(2)	—	—	—	—	3,480	351,727	—	—
(3)	—	—	—	—	12,962	1,310,069	—	—
(6)	—	15,427	77.92	—	3,566	360,416	—	—
(4), (5)	—	25,977	80.06	2/8/23	—	—	12,490	1,262,364
Per Anders Waern
(1), (5)	—	4,726	49.37	2/12/20	3,892	393,364	—	—
(2), (5)	—	10,040	64.64	2/10/21	9,376	947,632	—	—
(3), (5)	—	14,141	77.92	2/9/22	11,883	1,201,015	—	—
(4), (5)	—	21,675	80.60	2/08/23	—	—	10,422	1,053,352
David Godfrey	•	•	•	•	•	•	•	•
(1), (5)	—	4,726	49.37	2/12/20	3,892	393,364	—	—
(2), (5)	10,040	10,040	64.64	2/10/21	9,376	947,632	—	—
(3), (5)	4,714	14,141	77.92	2/9/22	11,883	1,201,015	—	—
(4), (5)	—	21,675	80.60	2/08/23	—	—	10,422	1,053,352
Alwyn Dawkins
(5)	20,239	—	37.81	2/09/19	—		—	—
(1), (5)	14,179	4,726	49.37	2/12/20	3,892	393,364	—	—
(2), (5)	10,040	10,040	64.64	2/10/21	9,376	947,632	—	—
(3), (5)	4,714	14,141	77.92	2/9/22	11,883	1,201,015	—	—
(4), (5)	—	21,675	80.60	2/08/23	—	—	10,422	1,053,352

(1)	Vest 25% per year commencing 2/12/14.
31

(2)	Vest 25% per year commencing 2/10/15.

(3)	Vest 25% per year commencing 2/9/16.

(4)	Vests 25% per year commencing 2/8/17. The market value of the Stock Award is presented at target (100%), and the amount ultimately awarded could range from 0% to 200% of the target award and the maximum payout value is 200% of target. After certification of the applicable performance metric in February 2017, the amount actually awarded on account of Stock Awards was adjusted to 162% of target. The actual number of PSUs awarded to the NEOs is reported in footnote (2) to the Grants of Plan – Based Awards Table.

(5)	The amounts shown under Option Awards represent SARs that will be stock-settled upon exercise; accordingly, the number of shares ultimately received upon exercise will be less than the number of SARs held by the executive and reported in this table.

(6)	Vest 25% per year commencing 6/13/15.

Option Exercises and Stock Vested Table

This table provides information for the NEOs for the aggregate number of SARs that were exercised, and stock awards that vested and released, during 2016 on an aggregate basis, and does not reflect shares withheld by the Company for exercise price or withholding taxes.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#) (2)	Value Realized on Vesting ($)(3)
Eugene A. Hall	45,594	4,466,844	62,527	5,050,620
Craig W. Safian	—	—	7,386	613,729
Per Anders Waern	4,198	414,930	10,332	834,974
David Godfrey	9,999	980,625	10,332	834,894
Alwyn Dawkins	4,379	419,990	9,973	805,849

(1)     Represents the spread between (i) the market price of our Common Stock at exercise and (ii) the exercise price for all SARs exercised during the year, multiplied by the number of SARs exercised.

(2)     Represents PSUs awarded in prior years as long-term incentive compensation that released in 2016.

(3)     Represents the number of shares that released multiplied by the market price of our Common Stock on the release date.

Non-Qualified Deferred Compensation Table

The Company maintains a Non-Qualified Deferred Compensation Plan for certain officers and key personnel whose aggregate compensation in 2016 was expected to exceed $325,000. This plan currently allows qualified U.S.-based employees to defer up to 50% of annual salary and/or up to 100% of annual bonus earned in a fiscal year. In addition, in 2016 the Company made a contribution to the account of each Named Executive Officer who deferred compensation equal to the amount of such executive’s contribution (not to exceed 4% of base salary and bonus), less $7,200. Deferred amounts are deemed invested in several independently-managed investment portfolios selected by the participant for purposes of determining the amount of earnings to be credited by the Company to that participant’s account. The Company may, but need not, acquire investments corresponding to the participants’ designations.

Upon termination of employment for any reason, all account balances will be distributed to the participant in a lump sum, except that a participant whose account balance is in excess of $25,000 may defer distributions for an additional year, or elect to receive the balance in 20, 40 or 60 quarterly installments. In the event of an unforeseen emergency (which includes a sudden and unexpected illness or accident of the participant or a dependent, a loss of the participant’s property due to casualty or other extraordinary and unforeseeable circumstance beyond the participant’s control), the participant may request early payment of his or her account balance, subject to approval.

The following table provides information (in dollars) concerning contributions to the Deferred Compensation Plan in 2016 by the participating Named Executive Officers, the Company’s matching contributions, 2016 earnings, aggregate withdrawals and distributions and account balances at year end:

Name	Executive Contributions in 2016 (1)	Company Contributions in 2016 (2)	Aggregate Earnings (loss) in 2016	Aggregate Withdrawals/ Distributions in 2016	Aggregate Balance at 12/31/16
Eugene A. Hall	84,665	75,951	59,669	170,643	606,327
Craig W. Safian	36,899	28,841	7,705	—	102,503
Per Anders Waern	33,626	25,674	37,905	—	472,648
David Godfrey	57,179	25,674	30,258	—	301,385
Alwyn Dawkins	39,254	25,674	33,019	198,844	258,021

(1)   Executive Contributions are included in the “Base Salary” and/or “Non-Equity Incentive Plan Compensation” columns in the Summary Compensation Table for the NEOs.

(2)   Company Contributions are included in the “All Other Compensation” column of the Summary Compensation Table, and in the “Company Match Under Non-qualified Deferred Compensation Plan” column of the Other Compensation Table for the NEOs.

DIRECTOR COMPENSATION

Compensation of Directors

The Governance Committee annually reviews all forms of independent director compensation and recommends changes to the Board, when appropriate. The Governance Committee is supported in this review by Exequity, LLP. The review examines director compensation in relation to two comparator groups: Proxy Peer Group and General Industry Reference Group. The Proxy Peer Group includes the same companies used to benchmark executive pay (see page 21). The General Industry Reference Group includes 100 companies with median revenues similar to that of Gartner. Regular review of the director compensation program ensures that the director compensation is reasonable, and reflects a mainstream approach to the structure of the compensation components and the method of delivery. No changes have been made to the director compensation program since 2013. The section that follows describes the current director compensation program and components.

Directors who are also employees receive no fees for their services as directors. Non-management directors are reimbursed for their meeting attendance expenses and receive the following compensation for their service as director:

Annual Director Retainer Fee:	$60,000 per director and an additional $100,000 for our non-executive Chairman of the Board, payable in arrears in four equal quarterly installments, on the first business day of each quarter. These amounts are paid in common stock equivalents (CSEs) granted under the Company’s 2014 Long-Term Incentive Plan (“2014 Plan”), except that a director may elect to receive up to 50% of this fee in cash. The CSEs convert into Common Stock on the date the director’s continuous status as a director terminates, unless the director elects accelerated release as provided in the 2014 Plan. The number of CSEs awarded is determined by dividing the aggregate director fees owed for a quarter (other than any amount payable in cash) by the closing price of the Common Stock on the first business day following the close of that quarter.
Annual Committee Chair Fee:	$10,000 for the chair of our Governance Committee and $15,000 for the chairs of our Audit and Compensation Committees. Amounts are payable in the same manner as the Annual Fee.
Annual Committee Member Fee:	$7,500 for our Governance Committee members, $10,000 for our Compensation Committee members and $15,000 for our Audit Committee members. Committee chairs receive both a committee chair fee and a committee member fee. Amounts are payable in the same manner as the Annual Fee.

Annual Equity Grant:	$200,000 in value of restricted stock units (RSUs), awarded annually on the date of the Annual Meeting. The number of RSUs awarded is determined by dividing $200,000 by the closing price of the Common Stock on the award date. The restrictions lapse one year after grant subject to continued service as director through that date; release may be deferred at the director’s election.

2016 Director Compensation Table

This table sets forth compensation earned or paid in cash, and the grant date fair value of equity awards made, to our non-management directors on account of services rendered as a director in 2016. Mr. Hall receives no additional compensation for service as director.

Name	Fees Earned Or Paid ($)(1)	Stock Awards ($)(2)(3)	Total ($)
Michael J. Bingle	77,500	200,000	277,500
Peter Bisson	24,822	162,740	187,562
Richard J. Bressler	90,000	200,000	290,000
Raul E. Cesan	70,000	200,000	270,000
Karen E. Dykstra	75,000	200,000	275,000
Anne Sutherland Fuchs	92,500	200,000	292,500
William O. Grabe	77,500	200,000	277,500
Steven G. Pagliuca	60,000	200,000	260,000
James C. Smith	175,000	200,000	375,000
(1)	Includes amounts earned in 2016 and paid in cash and/or common stock equivalents (CSEs) on account of the Annual Director Retainer Fee, Annual Committee Chair Fee and/or Annual Committee Member Fee, described above. For Mr. Bisson, represents the pro rata Director Retainer Fee from August 2, 2016, the date of his appointment to the board. Does not include reimbursement for meeting attendance expenses.
(2)	Except for Mr. Bisson, represents the grant date value of an annual equity award computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, consisting of 1,960 restricted stock units (RSUs) that vest on May 26, 2017, one year from the date of the 2016 Annual Meeting (unless deferred release was elected), subject to continued service through that date. Accordingly, the number of RSUs awarded was calculated by dividing $200,000 by the closing price of our Common Stock on May 26, 2016 ($102.02).
(3)	For Mr. Bisson, represents the grant date value of an annual equity award computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, consisting of 1,743 restricted stock units (RSUs) that vest on May 26, 2017, one year from the date of the 2016 Annual Meeting, subject to continued service through that date. The number of RSUs awarded was calculated by dividing $162,740 ($200,000 pro-rated from August 2, 2016, the date of his appointment to the board, to May 26, 2017) by the closing price of our Common Stock on August 15, 2016, the date of grant ($93.32).
34

Director Stock Ownership and Holding Period Guidelines

The Board believes directors should have a financial interest in the Company. Accordingly, each director is required to hold shares of Gartner common stock with a value of not less than five (5) times the Annual Director Retainer Fee ($60,000). Directors are required to achieve the guideline within three years of joining the Board. In the event a director has not satisfied the guideline within the three year period, he/she will be required to hold 50% of net after-tax shares received from the Company either in the form of equity awards or released CSEs until the guideline is achieved. We permit directors to apply deferred and unvested equity awards towards satisfying these requirements. As of December 31, 2016, all of our directors are in compliance with these guidelines

Compensation Committee Interlocks and Insider Participation.

During 2016, no member of the Compensation Committee served as an officer or employee of the Company, was formerly an officer of the Company or had any relationship with the Company required to be disclosed under Certain Relationships And Related Transactions disclosed in Item 13 hereof. Additionally, during 2016, no executive officer of the Company: (i) served as a member of the compensation committee (or full board in the absence of such a committee) or as a director of another entity, one of whose executive officers served on our Compensation Committee; or (ii) served as a member of the compensation committee (or full board in the absence of such a committee) of another entity, one of whose executive officers served on our Board.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Based on our review of information on file with the SEC and our stock records, the following table provides certain information about beneficial ownership of shares of our Common Stock as of March 1, 2017 (including shares that will release (RSUs) or become exercisable (SARs) within 60 days following March 1, 2017) held by: (i) each person (or group of affiliated persons) which is known by us to own beneficially more than five percent (5%) of our Common Stock; (ii) each of our directors; (iii) each Named Executive Officer who was employed on that date; and (iv) all directors, Named Executive Officers (who were employed on March 1, 2017) and other current executive officers as a group. Unless otherwise indicated, the address for those listed below is c/o Gartner, Inc., 56 Top Gallant Road, Stamford, CT 06904. The amounts shown do not include CSEs that release upon termination of service as a director, or deferred RSUs that will not release within 60 days. Since all stock appreciation rights (SARs) are stock-settled (i.e., shares are withheld for the payment of exercise price and taxes), the number of shares ultimately issued upon settlement will be less than the number of SARS that were settled. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table directly own, and have sole voting and investment power with respect to, all shares of Common Stock shown as beneficially owned by them. To the Company’s knowledge, none of these shares has been pledged.

Beneficial Owner	Number of Shares Beneficially Owned	Percent Owned
Michael J. Bingle	25,795	*
Peter Bisson	—	*
Richard J. Bressler	17,488	*
Raul E. Cesan (1)	92,150	*
Karen E. Dykstra	18,673	*
Anne Sutherland Fuchs	32,736	*
William O. Grabe	128,333	*
Stephen G. Pagliuca	53,438	*
James C. Smith (2)	1,054,628	1.3
Eugene A. Hall (3)	1,505,413	1.8
Craig W. Safian (4)	34,878	*
Per Anders Waern	—	*
David Godfrey (5)	40,666	*
Alwyn Dawkins (6)	79,297	*
All current directors, Named Executive Officers and other executive officers as a group (21 persons) (7)	3,567,053	4.3
Baron Capital Group, Inc. (8) 767 Fifth Avenue, New York, NY 10153	7,502,738	9.0
Blackrock, Inc. (9) 40 East 52nd Street, New York, NY 10022	7,796,236	9.4
The Vanguard Group, Inc. (10) 100 Vanguard Blvd., Malvern, PA 19355	6,388,272	7.7

*     Less than 1%

(1)	Includes 30,000 shares held by a family foundation as to which Mr. Cesan may be deemed a beneficial owner.
36

(2)	Includes 50,000 shares held by members of Mr. Smith’s immediate family and 211,900 shares held by a family foundation as to which Mr. Smith may be deemed a beneficial owner.
(3)	Includes 331,787 shares issuable upon the exercise of stock appreciation rights (“SARs”).
(4)	Includes 16,781 shares issuable upon the exercise of SARs.
(5)	Includes 34,633 shares issuable upon the exercise of SARs.
(6)	Includes 48,812 shares issuable upon the exercise of SARs.
(7)	Includes 673,557 shares issuable upon the exercise of SARs
(8)	Includes shares beneficially owned by Baron Capital Group, Inc. (“BCG”) and Ronald Baron; also includes 7,260,279 shares beneficially owned by BAMCO, Inc. and 242,459 shares beneficially owned by Baron Capital Management, Inc., subsidiaries of BCG. Ronald Baron owns a controlling interest in BCG.
(9)	Includes shares held by various subsidiaries and/or affiliates of Blackrock, Inc.
(10)	Includes shares beneficially owned by The Vanguard Group, Inc. as an investment adviser, and includes 43,404 shares beneficially owned by Vanguard Fiduciary Trust Company as investment manager of collective trust accounts, and 66,518 shares beneficially owned by Vanguard Investments Australia, Ltd as investment manager.

EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2016 regarding the number of shares of our Common Stock that may be issued upon exercise of outstanding options, stock appreciation rights and other rights (including restricted stock units, performance stock units and common stock equivalents) awarded under our equity compensation plans (and, where applicable, related weighted-average exercise price information), as well as shares available for future issuance under our equity compensation plans. All equity plans with outstanding awards or available shares have been approved by our stockholders.

	Column A	Column B	Column C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights ($)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding shares in Column A)
2003 Long - Term Incentive Plan (1)	1,202,355	54.12	—
2014 Long – Term Incentive Plan (2)	1,513,921	79.08	6,710,331
2011 Employee Stock Purchase Plan	—	—	907,503
Total	2,716,276	61.28	7,617,834
(1)	Award shares under the 2003 plan withheld for taxes, surrendered to pay exercise price or cancelled are retired; at the present time all awards are made under the 2014 Plan.
(2)	Award shares under the 2014 Plan withheld for taxes, surrendered to pay exercise price or cancelled are returned to the available share pool.
37

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Gartner is a provider of comprehensive research coverage of the IT industry to over 10,000 distinct enterprises in over 90 countries. Because of our worldwide reach, it is not unusual for Gartner to engage in ordinary course of business transactions involving the sale of research or consulting services with entities in which one of our directors, executive officers or a greater than 5% owner of our stock, or immediate family member of any of them, may also be a director, executive officer, partner or investor, or have some other direct or indirect interest. We will refer to these transactions generally as related party transactions.

Our Governance Committee reviews all related party transactions to determine whether any director, executive officer or a greater than 5% owner of our stock, or immediate family member of any of them, has a material direct or indirect interest, or whether the independence from management of our directors may be compromised as a result of the relationship or transaction. Our Board Principles and Practices, which are posted on www.investor.gartner.com, require directors to disclose all actual or potential conflicts of interest regarding a matter being considered by the Board or any of its committees and to excuse themselves from that portion of the Board or committee meeting at which the matter is addressed to permit independent discussion. Additionally, the member with the conflict must abstain from voting on any such matter. The Governance Committee is charged with resolving any conflict of interest issues brought to its attention and has the power to request the Board to take appropriate action, up to and including requesting the involved director to resign. Our Audit Committee and/or Board of Directors reviews and approves all material related party transactions involving our directors in accordance with applicable provisions of Delaware law and with the advice of counsel, if deemed necessary.

The Company maintains a written conflicts of interest policy which is posted on our intranet and prohibits all Gartner employees, including our executive officers, from engaging in any personal, business or professional activity which conflicts with or appears to conflict with their employment responsibilities and from maintaining financial interests in entities that could create an appearance of impropriety in their dealings with the Company. Additionally, the policy prohibits all Gartner employees from entering into agreements on behalf of Gartner with any outside entity if the employee knows that the entity is a related party to a Gartner employee; i.e., that the contract would confer a financial benefit, either directly or indirectly, on a Gartner employee or his or her relatives. All potential conflicts of interest and related party transactions involving Gartner employees must be reported to, and pre-approved by, the General Counsel.

In 2016, there were no related party transactions in which any director, executive officer or a greater than 5% owner of our stock, or immediate family member of any of them, had or will have a direct or indirect material interest.

DIRECTOR INDEPENDENCE

Our Board Guidelines require that our Board be comprised of a majority of directors who meet the criteria for independence from management set forth by the New York Stock Exchange (“NYSE”) in its corporate governance listing standards.

Our committee charters likewise require that our standing Audit, Compensation and Governance/Nominating Committees be comprised only of independent directors. Additionally, the Audit Committee members must be independent under Section 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Compensation Committee members must be independent under Rule 16b-3 promulgated under the Exchange Act as well as applicable NYSE corporate governance listing standards, and they must qualify as outside directors under regulations promulgated under Section 162(m) (“Section 162(m)”) of the Internal Revenue Code of 1986, as amended (the “Code”).

Utilizing all of these criteria, as well as all relevant facts and circumstances, the Board annually assesses the independence from management of all non-management directors and committee members by reviewing the

38

commercial, financial, familial, employment and other relationships between each director and the Company, its auditors and other companies that do business with Gartner.

After analysis and recommendation by the Governance Committee, the Board determined that:

•	all non-management directors (Michael Bingle, Peter Bisson, Richard Bressler, Raul Cesan, Karen Dykstra, Anne Sutherland Fuchs, William Grabe, Stephen Pagliuca and James Smith) are independent under the NYSE listing standards;
•	our Audit Committee members (Ms. Dykstra and Messrs. Bressler and Smith) are independent under the criteria set forth in Section 10A-3 of the Exchange Act; and
•	our Compensation Committee members (Ms. Fuchs and Messrs. Bingle and Cesan) are independent under the criteria set forth in Exchange Act Rule 16b-3 as well as under applicable NYSE corporate governance listing standards, and qualify as “outside directors” under Code Section 162(m) regulations.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

During 2016, KPMG performed recurring audit services, including the audit of our annual consolidated financial statements and the audit of internal controls over financial reporting as of December 31, 2016, reviews of our quarterly financial information, and certain statutory audits and certain tax services for the Company. The aggregate fees billed for professional services by KPMG in 2015 and 2016 for various services performed by them were as follows:

Types of Fees	2015 ($)	2016 ($)
Audit Fees	2,729,400	2,857,000
Audit-Related Fees	7,600	28,000
Tax Fees	513,277	545,000
All Other Fees	—	3,000
Total Fees	3,250,277	3,433,000

Audit Fees

Audit fees relate to professional services rendered by KPMG for the audit of the Company’s annual consolidated financial statements contained in its Annual Report on Form 10-K, audit of internal controls over financial reporting and reviews of the Company’s quarterly financial information contained in its Quarterly Reports on Form 10-Q, as well as work performed in connection with statutory and regulatory filings.

Audit-Related Fees

Audit-related fees relate to professional services rendered by KPMG primarily for an agreed upon procedures report and issuance of a consent in connection with the filing of a registration statement.

Tax Fees

Tax fees relate to professional services rendered by KPMG for permissible tax compliance, tax advice and tax planning services.

All Other Fees

This category of fees covers all fees for any permissible service not included in the above categories.

39

Pre-Approval Policies

The Audit Committee’s policy is to pre-approve all audit, audit-related and permissible non-audit services provided by KPMG. These services may include domestic and international audit services, audit-related services, tax services and other services. At the beginning of each fiscal year, the Audit Committee pre-approves aggregate fee limits for specific types of permissible services (e.g., domestic and international tax compliance and tax planning services; transfer pricing services, audit-related services and other permissible services) to allow management to engage KPMG expeditiously as needed as projects arise. At each regular quarterly meeting, KPMG and management report to the Audit Committee regarding the services for which the Company has engaged KPMG in the immediately preceding fiscal quarter in accordance with the pre-approved limits, and the related fees for such services as well as year-to-date cumulative fees for KPMG services. Pre-approved limits may be adjusted as necessary during the year, and the Audit Committee may also pre-approve particular services on a case-by-case basis. All services provided by KPMG in 2016 were pre-approved by the Audit Committee.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3. Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1(1)	Restated Certificate of Incorporation of the Company.
3.2(2)	Bylaws as amended through February 2, 2012.
4.1(1)	Form of Certificate for Common Stock as of June 2, 2005.
4.2 (3)	Credit Agreement, dated as of June 17, 2016, among the Company, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as administrative agent.
4.3 (4)	First Amendment to Credit Agreement, dated as of January 20, 2017, among the Company, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as administrative agent, filed as of January 24, 2017.
10.1(5)	Amended and Restated Lease dated April 16, 2010 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut.
10.2(5)	First Amendment to Amended and Restated Lease dated April 16, 2010 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut.
10.3(6)	2011 Employee Stock Purchase Plan.
10.4(7)	2003 Long -Term Incentive Plan, as amended and restated effective June 4, 2009.
10.5(8)	2014 Long-Term Incentive Plan, effective May 29, 2014.
10.6(9)	Amended and Restated Employment Agreement between Eugene A. Hall and the Company dated as of March 19, 2016.
40

10.7(10)	Company Deferred Compensation Plan, effective January 1, 2009.
10.8(11)	Form of 2017 Stock Appreciation Right Agreement for executive officers.
10.9(11)	Form of 2017 Performance Stock Unit Agreement for executive officers.
10.10 (12)	Agreement and Plan of Merger by and among Gartner, Inc., Cobra Acquisition Corp. and CEB Inc., dated as of January 5, 2017.
10.11 (12)	Commitment Letter among Gartner, Inc., JPMorgan Chase Bank, N.A. and Goldman Sachs Bank USA, dated January 5, 2017.
21.1**	Subsidiaries of Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
24.1**	Power of Attorney.
31.1*	Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed with this document.
**	Previously filed or furnished with the Registrant’s Annual Report on Form 10-K, filed February 22, 2017.
+	Management compensation plan or arrangement.
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 29, 2005 as filed on July 6, 2005.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 2, 2012 as filed on February 7, 2012.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 17, 2016.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 20, 2017 and filed January 24, 2017.
(5)	Incorporated by reference from the Company’s Quarterly Report on form 10-Q filed on August 9, 2010.
(6)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) filed on April 18, 2011.
(7)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) filed on April 21, 2009
(8)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) filed on April 15, 2014.
(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 5, 2016.
(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 20, 2009.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 6, 2017 and filed on February 7, 2017.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated and filed January 5, 2017.

ITEM 16.     FORM 10–K SUMMARY

None.

41

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gartner, Inc.

	By:	/s/ Eugene A. Hall
Eugene A. Hall
Chief Executive Officer

March 6, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eugene A. Hall	Director and Chief Executive Officer	March 6, 2017
Eugene A. Hall	(Principal Executive Officer)
Senior Vice President and Chief
/s/ Craig W. Safian	Financial Officer
Craig W. Safian	(Principal Financial and Accounting Officer)	March 6, 2017
*
Michael J. Bingle	Director
*
Peter E. Bisson	Director
*
Richard J. Bressler	Director
*
Raul E. Cesan	Director
*
Karen E. Dykstra	Director
*
Anne Sutherland Fuchs	Director
*
William O. Grabe	Director
*
Stephen G. Pagliuca	Director
*
James C. Smith	Director

*By:	/s/ Eugene A. Hall	March 6, 2017
Eugene A. Hall,
Attorney-in-Fact
42