Form 10-Q
period 2017-03-31
GARTNER INC
filed 2017-05-04
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 30, 2017, 90,432,223 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except per share data)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,227,891	$474,233
Fees receivable, net of allowances of $7,900 and $7,400, respectively	716,487	643,013
Deferred commissions	139,771	141,410
Prepaid expenses and other current assets	91,546	84,540
Total current assets	2,175,695	1,343,196
Property, equipment and leasehold improvements, net	126,419	121,606
Goodwill	855,330	738,453
Intangible assets, net	81,209	76,801
Other assets	126,647	87,279
Total Assets	$3,365,300	$2,367,335
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$331,828	$440,771
Deferred revenues	1,109,162	989,478
Current portion of long-term debt	29,366	30,000
Total current liabilities	1,470,356	1,460,249
Long-term debt, net of deferred financing fees	1,599,331	664,391
Other liabilities	192,796	181,817
Total Liabilities	3,262,483	2,306,457
Stockholders’ Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 156,234,415 shares issued for both periods	78	78
Additional paid-in capital	880,877	863,127
Accumulated other comprehensive loss, net	(47,832)	(49,683)
Accumulated earnings	1,680,439	1,644,005
Treasury stock, at cost, 73,215,696 and 73,583,172 common shares, respectively	(2,410,745)	(2,396,649)
Total Stockholders’ Equity	102,817	60,878
Total Liabilities and Stockholders’ Equity	$3,365,300	$2,367,335

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Research	$504,652	$440,271
Consulting	85,248	84,940
Events	35,269	32,055
Total revenues	625,169	557,266
Costs and expenses:
Cost of services and product development	237,609	212,041
Selling, general and administrative	304,244	257,411
Depreciation	10,240	8,834
Amortization of intangibles	6,290	6,183
Acquisition and integration charges	13,272	8,368
Total costs and expenses	571,655	492,837
Operating income	53,514	64,429
Interest expense, net	(5,906)	(6,006)
Other income, net	889	1,884
Income before income taxes	48,497	60,307
Provision for income taxes	12,064	15,320
Net income	$36,433	$44,987

Net income per share:
Basic	$0.44	$0.55
Diluted	$0.43	$0.54
Weighted average shares outstanding:
Basic	82,835	82,451
Diluted	84,095	83,464

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2017	2016
Net income	$36,433	$44,987
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,371	2,068
Interest rate swaps – net change in deferred loss	(2,568)	(7,133)
Pension – net change in deferred actuarial loss	48	37
Other comprehensive income (loss), net of tax	1,851	(5,028)
Comprehensive income	$38,284	$39,959

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2017	2016
Operating activities:
Net income	$36,433	$44,987
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	16,530	15,017
Stock-based compensation expense	22,576	15,495
Deferred taxes	(11,998)	(2,191)
Amortization and write-off of debt issuance costs	468	411
Changes in assets and liabilities:
Fees receivable, net	(57,919)	(19,089)
Deferred commissions	3,002	7,047
Prepaid expenses and other current assets	(5,315)	8,205
Other assets	(16,730)	5,436
Deferred revenues	92,373	79,141
Accounts payable, accrued, and other liabilities	(109,025)	(141,128)
Cash (used in) provided by operating activities	(29,605)	13,331
Investing activities:
Additions to property, equipment and leasehold improvements	(10,700)	(6,560)
Business acquisitions - cash paid (net of cash acquired)	(129,315)	(800)
Cash used in investing activities	(140,015)	(7,360)
Financing activities:
Proceeds from employee stock purchase plan	3,022	2,580
Proceeds from borrowings	955,000	70,000
Payments for debt issuance costs	(18,773)	—
Payments on borrowings	—	(5,000)
Purchases of treasury stock	(21,978)	(45,487)
Cash provided by financing activities	917,271	22,093
Net increase in cash and cash equivalents	747,651	28,064
Effects of exchange rates on cash and cash equivalents	6,007	2,903
Cash and cash equivalents, beginning of period	474,233	372,976
Cash and cash equivalents, end of period	$1,227,891	$403,943

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Business and Basis of Presentation

Business. Gartner, Inc. is the world's leading research and advisory company with its headquarters in Stamford, Connecticut. Gartner delivers its products and services globally through three business segments: Research, Consulting, and Events. When used in these notes, the terms “Gartner,” “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

Basis of presentation. The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 270 for interim financial information and with the applicable instructions of the U.S. Securities & Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X on Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its Annual Report on Form 10-K for the year ended December 31, 2016. The fiscal year of Gartner is the twelve-month calendar period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three months ended March 31, 2017 may not be indicative of the results of operations for the remainder of 2017 or beyond.

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

Subsequent Event. On April 5, 2017, the Company completed its previously announced acquisition of CEB Inc. ("CEB"). Note 14 — Subsequent Events provides information regarding the CEB acquisition.

Impact of Stock-Based Compensation Accounting Rule Change. In the third quarter of 2016, the Company early adopted FASB Accounting Standards Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU No. 2016-09"), which changed the accounting for stock-based compensation awards. The accounting changes required by ASU No. 2016-09 were applied to the beginning of the Company's 2016 fiscal year, and as a result certain previously reported financial results for the three months ended March 31, 2016 were revised. These changes included a $4.8 million increase in net income, and a $0.06 increase in each of basic earnings per share and diluted earnings per share. In addition, our previously reported operating cash flow for the three months ended March 31, 2016 increased by $4.8 million.

Adoption of new accounting standards. The Company did not adopt any new accounting standards in the first quarter of 2017.

Accounting standards issued but not yet adopted. The FASB has issued accounting standards that have not yet become effective and that may impact the Company’s consolidated financial statements or related disclosures in future periods. These standards and their potential impact are discussed below:

Retirement Benefits Presentation — In March 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits" ("ASU No. 2017-07"). ASU No. 2017-07 improves the reporting of net benefit cost in the financial statements, and provides additional guidance on the presentation of net benefit cost in the income statement and clarifies the components eligible for capitalization. ASU No. 2017-07 is effective for Gartner on January 1, 2018. We are currently evaluating the potential impact of ASU No. 2017-07 on the Company's consolidated financial statements.

Defined Benefit Pension Plans Disclosure — In February 2017, the FASB issued ASU No. 2017-06, "Employee Benefit Plan Master Trust Reporting" ("ASU No. 2017-06"). ASU No. 2017-06 clarifies presentation requirements for a plan’s interest in certain trust arrangements as well as other changes. ASU No. 2017-06 is effective for Gartner on January 1, 2019. We are currently evaluating the potential impact of ASU No. 2017-06 on the Company's consolidated financial statements.

Accounting for Partial Sales of Non-financial Assets — In February 2017, the FASB issued ASU No. 2017-05, "Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-financial Assets" ("ASU No. 2017-05"). ASU No. 2017-05 clarifies the scope of the FASB’s recently established guidance on non-financial asset de-recognition as well as the accounting for partial sales of non-financial assets. It conforms the de-recognition guidance on non-financial assets with the model for revenue transactions. ASU No. 2017-05 is effective for Gartner on January 1, 2018. We are currently evaluating the potential impact of ASU No. 2017-05 on the Company's consolidated financial statements.

Simplifying the Test for Goodwill Impairment — In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other - Simplifying the Test for Goodwill Impairment" ("ASU No. 2017-04"). ASU No. 2017-04 simplifies the determination of the amount of goodwill to be potentially charged off by eliminating Step 2 of the goodwill impairment test. ASU No. 2017-04 is effective for Gartner on January 1, 2020. We are currently evaluating the potential impact of ASU No. 2017-04 on the Company's consolidated financial statements.

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

Income Taxes — In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory" ("ASU No. 2016-16"). ASU No. 2016-16 accelerates the recognition of taxes on certain intra-entity transactions and is effective for Gartner on January 1, 2018. Current GAAP requires deferral of the income tax implications of an intercompany sale of assets until the assets are sold to a third party or recovered through use. Under the new rule, the seller’s tax effects and the buyer’s deferred taxes will be immediately recognized upon the sale. We have completed an initial evaluation of the impact of ASU No. 2016-16 and believe it could have a material impact on our consolidated financial statements depending on the nature and size of future intra-entity transfers.

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

Revenue — In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU No. 2014-09"). ASU No. 2014-09 and related amendments require changes in revenue recognition policies as well as enhanced disclosures. ASU No. 2014-09 is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in existing revenue recognition rules; provide a more robust framework for addressing revenue recognition issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and provide more useful information to users of financial statements through improved disclosures. The Company has completed an initial assessment of the impact of ASU No. 2014-09 on its existing revenue recognition policies and plans to adopt the rule on January 1, 2018 using the cumulative effect method of adoption. ASU No. 2014-09 also requires significantly expanded disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, which the Company is currently compiling. While the Company has not fully completed its assessment of the impact of ASU No. 2014-09, based on the analysis completed to date, the Company does not currently anticipate that the new rule will have a material impact on its consolidated financial statements.

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

Note 2 — Acquisitions

On March 9, 2017, the Company acquired 100% of the outstanding capital stock of L2, Inc., ("L2"), a privately-held firm based in New York City with 150 employees, for a total purchase price of $155.0 million. L2 is a subscription-based research business that benchmarks the digital performance of brands. The Company paid $134.2 million in cash at close; but net of cash acquired with the business and for cash flow reporting purposes, the Company paid $129.3 million in cash. In addition, the Company may also be required to pay up to an additional $20.8 million in cash contingent on the achievement of certain employment conditions by several key employees of L2, which will be recognized as compensation expense over approximately three years.

The Company recorded $124.7 million of goodwill and amortizable intangible assets for L2 and $9.5 million of other assets on a net basis. The operating results and the related goodwill are being reported as part of the Company's Research segment and goodwill resulting from the acquisition will not be deductible for tax purposes. The allocation of the purchase price is preliminary with respect to the valuation of finite-lived intangible assets, which the Company expects to complete in the second quarter of 2017. The Company believes the recorded goodwill is supported by the anticipated revenue synergies resulting from the acquisition. The Company's financial statements include the operating results of L2 beginning on its acquisition date, which were not material to either the Company's consolidated operating results or segment results for the first quarter of 2017. Had the Company acquired this business in prior periods, the impact to the Company's operating results for prior periods would not have been material, and as a result pro forma financial information for prior periods has not been presented.

Note 3 — Earnings per Share

The following table sets forth the calculations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net income used for calculating basic and diluted earnings per common share	$36,433	$44,987

Denominator:
Weighted average number of common shares used in the calculation of basic earnings per share	82,835	82,451
Common stock equivalents associated with stock-based compensation plans (1)	1,260	1,013
Shares used in the calculation of diluted earnings per share	84,095	83,464

Basic earnings per share	$0.44	$0.55
Diluted earnings per share	$0.43	$0.54

(1)
Certain common stock equivalents were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. These common share equivalents totaled less than 0.4 million in each of the periods presented.

Note 4 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. At March 31, 2017, the Company had a total of 5.5 million shares of its common stock, par value $.0005 per share (the “Common Stock”), available for stock-based compensation awards under its 2014 Long-Term Incentive Plan.

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

Stock-Based Compensation Expense

The Company recognized the following amounts of stock-based compensation expense by award type and expense category in the periods indicated (in millions):

	Three Months Ended
	March 31,
Award type:	2017	2016
Stock appreciation rights	$2.8	$1.7
Common stock equivalents	0.2	0.2
Restricted stock units	19.6	13.6
Total (1)	$22.6	$15.5

	Three Months Ended
	March 31,
Amount recorded in:	2017	2016
Cost of services and product development	$9.3	$7.6
Selling, general and administrative	13.3	7.9
Total (1)	$22.6	$15.5

(1)
Includes charges of $14.5 million and $10.3 million for the three months ended March 31, 2017 and 2016, respectively, for awards to retirement-eligible employees since these awards vest on an accelerated basis.

As of March 31, 2017, the Company had $83.0 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted-average service period of approximately 2.8 years.

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

The following table summarizes changes in SARs outstanding during the three months ended March 31, 2017:

	Stock Appreciation Rights (SARS) (in millions)	Per Share Weighted- Average Exercise Price	Per Share Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2016	1.3	$66.22	$15.77	4.40
Granted	0.3	99.07	22.02	6.85
Exercised	—	—	—	n/a
Outstanding at March 31, 2017 (1), (2)	1.6	$73.16	$17.02	4.78
Vested and exercisable at March 31, 2017 (2)	0.8	$60.70	$15.36	3.67

na=not applicable.

(1) As of March 31, 2017, 0.8 million of the SARs outstanding were unvested. The Company expects that substantially all of these unvested awards will vest in future periods.

(2) The total SARs outstanding as of March 31, 2017 had an intrinsic value of $54.2 million. SARs vested and exercisable had an intrinsic value of $36.4 million.

The fair value of the SARs is determined on the date of grant using the Black-Scholes-Merton valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2017	2016
Expected dividend yield (1)	—%	—%
Expected stock price volatility (2)	22%	22%
Risk-free interest rate (3)	1.8%	1.1%
Expected life in years (4)	4.5	4.4

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. Historically, the Company has not paid cash dividends on its Common Stock.

(2)	The determination of expected stock price volatility was based on both historical Common Stock prices and implied volatility from publicly traded options in the Common Stock.

(3)	The risk-free interest rate is based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

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

The following table summarizes the changes in RSUs outstanding during the three months ended March 31, 2017:

	Restricted Stock Units (RSUs) (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	1.3	$73.19
Granted (1)	0.5	99.14
Vested and released	(0.5)	68.11
Forfeited	—	81.85
Outstanding at March 31, 2017 (2), (3)	1.3	$84.40

(1)
The 0.5 million RSUs granted consisted of 0.2 million performance-based RSUs awarded to executives and 0.3 million service-based RSUs awarded to non-executive employees. The 0.2 million of performance-based RSUs represents the target amount of the grant for the year, which is tied to an increase in the Company's total contract value for 2017. The final number of performance-based RSUs that will ultimately be awarded for 2017 ranges from 0% to 200% of the target amount, with the final number dependent on the actual increase in total contract value for 2017 as measured on December 31, 2017. If the specified minimum level of achievement is not met, the performance-based RSUs will be forfeited in their entirety, and any compensation expense previously recorded will be reversed.

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

The following table summarizes the changes in CSEs outstanding during the three months ended March 31, 2017:

	Common Stock Equivalents (CSEs)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	107,338	$20.74
Granted	1,592	108.95
Converted to common shares upon grant	(1,161)	108.95
Outstanding at March 31, 2017	107,769	$21.09

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESP Plan”) under which eligible employees are permitted to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation (or $23,750 in any calendar year), at a price equal to 95% of the closing price of the Common Stock as reported by the New York Stock Exchange at the end of each offering period. At March 31, 2017, the Company had 0.9 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718, and as a result the Company does not record stock-based compensation expense for employee share purchases. The Company received $3.0 million and $2.6 million in cash from purchases under the ESP Plan during the three months ended March 31, 2017 and 2016, respectively.

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

The following tables present operating information about the Company’s reportable segments for the periods indicated (in thousands):

Three Months Ended March 31, 2017	Research	Consulting	Events	Consolidated
Revenues	$504,652	$85,248	$35,269	$625,169
Gross contribution	346,708	28,342	13,567	388,617
Corporate and other expenses				(335,103)
Operating income				$53,514

Three Months Ended March 31, 2016	Research	Consulting	Events	Consolidated
Revenues	$440,271	$84,940	$32,055	$557,266
Gross contribution	308,186	29,378	12,983	350,547
Corporate and other expenses				(286,118)
Operating income				$64,429

The following table provides a reconciliation of total segment gross contribution to net income for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Total segment gross contribution	$388,617	$350,547
Costs and expenses:
Cost of services and product development - unallocated (1)	1,057	5,322
Selling, general and administrative	304,244	257,411
Depreciation and amortization	16,530	15,017
Acquisition and integration charges	13,272	8,368
Operating income	53,514	64,429
Interest expense and other, net	5,017	4,122
Provision for income taxes	12,064	15,320
Net income	$36,433	$44,987

(1)
The unallocated amounts consist of certain bonus and related fringe costs recorded in Consolidated cost of services and product development expense that are not allocated to segment expense. The Company's policy is to only allocate bonus and related fringe charges to segments for up to 100% of the segment employee's target bonus. Amounts above 100% are absorbed by corporate.

Note 6 — Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair values of the tangible and identifiable intangible net assets acquired. The evaluation of the recoverability of goodwill is performed in accordance with FASB ASC Topic 350, which requires an annual assessment of potential goodwill impairment at the reporting unit level and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The annual assessment of the recoverability of recorded goodwill can be based on either a qualitative or quantitative assessment or a combination of the two. Both methods utilize estimates which, in turn, require judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of the resulting estimates are subject to uncertainty. In connection with its most recent annual impairment test of goodwill performed during the quarter ended September 30, 2016, the Company utilized the qualitative approach in assessing the fair values of its reporting units relative to their respective carrying values, which indicated no impairment of recorded goodwill.

The following table presents changes to the carrying amount of goodwill by reportable segment during the three months ended March 31, 2017 (in thousands):

	Research	Consulting	Events	Total
Balance, December 31, 2016 (1)	$595,450	$96,480	$46,523	$738,453
Additions due to acquisitions (2)	114,222	—	—	114,222
Foreign currency translation adjustments	2,376	197	82	2,655
Balance, March 31, 2017	$712,048	$96,677	$46,605	$855,330

(1)	The Company does not have any accumulated goodwill impairment losses.

(2)	The addition to goodwill was due to the acquisition of L2 in March 2017.

Finite-Lived Intangible Assets

The following tables present reconciliations of the carrying amounts of the Company's finite-lived intangible assets as of the dates indicated (in thousands):

March 31, 2017	Trade Names	Customer Relationships	Content	Software	Non-Compete	Total
Gross cost	$4,337	$63,369	$3,728	$16,025	$29,308	$116,767
Additions due to acquisition (1)	500	9,000	—	1,000	—	10,500
Foreign currency translation impact	20	190	37	42	25	314
Gross cost	4,857	72,559	3,765	17,067	29,333	127,581
Accumulated amortization (2), (3)	(2,046)	(19,469)	(2,521)	(10,266)	(12,070)	(46,372)
Balance, March 31, 2017	$2,811	$53,090	$1,244	$6,801	$17,263	$81,209

December 31, 2016	Trade Names	Customer Relationships	Content	Software	Non-Compete	Total
Gross cost	$4,337	$63,369	$3,728	$16,025	$29,308	$116,767
Accumulated amortization (2), (3)	(1,737)	(16,744)	(2,033)	(8,904)	(10,548)	(39,966)
Balance, December 31, 2016	$2,600	$46,625	$1,695	$7,121	$18,760	$76,801

(1) The additions are due to the acquisition of L2 in March 2017.

(2) Intangible assets are amortized against earnings over the following periods: Trade names—2 to 4 years; Customer relationships—4 to 8 years; Content—1.5 to 2 years; Software—3 years; Non-compete—3 to 5 years.

(3) Aggregate amortization expense related to intangible assets was $6.3 million and $6.2 million for the three months ended March 31, 2017 and 2016, respectively.

The estimated future amortization expense by year from finite-lived intangibles will be as follows (in thousands):

2017 (remaining nine months)	$18,508
2018	21,836
2019	16,624
2020	14,116
2021	6,533
Thereafter	3,592
$81,209

Note 7 — Debt

2016 Credit Agreement

The Company entered into the 2016 Credit Agreement on June 17, 2016, which provided for a $600.0 million Term loan A facility and a $1.2 billion revolving credit facility. As of March 31, 2017, the Company had $585.0 million outstanding under the Term loan A facility and $270.0 million of outstanding revolver loans under the 2016 Credit Agreement.

The 2016 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants that apply a maximum leverage ratio and a minimum interest expense coverage ratio, and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, merge, dispose of assets, pay dividends, repurchase stock, make investments and enter into certain transactions with affiliates. The Company was in full compliance with the loan covenants as of March 31, 2017. As discussed below, the 2016 Credit Agreement was amended twice in the first quarter of 2017 to permit the acquisition of CEB and the incurrence of additional debt, as well as to extend the maturity date of the Term loan A facility and revolving credit facility through March 20, 2022 and to revise the interest rate and repayment schedule.

On January 20, 2017, the Company entered into a First Amendment of the 2016 Credit Agreement, which was entered into to permit the acquisition of CEB and the incurrence of additional debt to finance, in part, the acquisition and repay certain debt of CEB, and to modify certain covenants. On March 20, 2017, the Company entered into a Second Amendment of the 2016 Credit Agreement. The Second Amendment was also entered into in connection with the acquisition of CEB and was executed primarily to extend the maturity date of the Term loan A facility and revolving credit facility through March 20, 2022 and to revise the interest rate and amortization schedule. The Term loan A facility will be repaid in 16 consecutive quarterly installments commencing on June 30, 2017, plus a final payment to be made on March 20, 2022. The revolving credit facility may be borrowed, repaid, and re-borrowed through March 20, 2022, at which time all amounts must be repaid. Loans will bear interest at a rate equal to, at the Company's option, either:

(i) the greatest of: (x) the Administrative Agent’s prime rate; (y) the average rate on Federal Reserve Board of New York rate plus 1/2 of 1%; and (z) the eurodollar rate (adjusted for statutory reserves) plus 1%, in each case plus a margin equal to between 0.125% and 1.50% depending on Gartner’s consolidated leverage ratio as of the end of the four consecutive fiscal quarters most recently ended, or

(ii) the eurodollar rate (adjusted for statutory reserves) plus a margin equal to between 1.125% and 2.50%, depending on Gartner’s leverage ratio as of the end of the four consecutive fiscal quarters most recently ended.

$800.0 million Principal Amount Senior Notes

On March 30, 2017, in conjunction with the acquisition of CEB, the Company issued $800.0 million aggregate principal amount of 5.125% Senior Notes due 2025 (the “Senior Notes”). The Senior Notes were issued at an issue price of 100.00% and bear interest at a fixed rate of 5.125% per annum. Interest on the Senior Notes is payable on April 1 and October 1 of each year, beginning on October 1, 2017.

The Senior Notes will mature on April 1, 2025. The Company may redeem some or all of the Senior Notes at any time on or after April 1, 2020 for cash at the redemption prices set forth in the Note Indenture, plus accrued and unpaid interest to, but not including, the redemption date. Prior to April 1, 2020, the Company may redeem up to 40% of the aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings at a redemption price of 105.125% plus accrued and unpaid interest to, but not including, the redemption date. In addition, the Company may redeem some or all of the Senior Notes prior to April 1, 2020, at a redemption price of 100% of the principal amount of the Senior Notes plus accrued and unpaid interest to, but not including, the redemption date, plus a “make-whole” premium. If the Company experiences specific kinds of change of control, it will be required to offer to purchase the Senior Notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest. The Senior Notes are the Company’s general unsecured senior obligations, and are effectively subordinated to all of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries, equal in right of payment to all of the Company’s and Company’s guarantor subsidiaries’ existing and future senior indebtedness and senior in right of payment to all of the Company’s future subordinated indebtedness, if any.

Acquisition of CEB

On April 5, 2017, the Company completed the CEB acquisition and borrowed in total approximately $2.8 billion to complete the transaction, including the Senior Notes discussed above. The Company also entered into a third amendment to the 2016 Credit Agreement in conjunction with and on the same date as the CEB acquisition. The Company's total indebtedness after the close of the CEB acquisition was approximately $3.6 billion. Note 14 — Subsequent Events provides additional information regarding the CEB acquisition and the third amendment to the 2016 Credit Agreement.

Outstanding Borrowings March 31, 2017

The following table summarizes the Company’s total outstanding borrowings (in thousands):

	Balance	Balance
	March 31,	December 31,
Description:	2017	2016
2016 Credit Agreement - Term loan A facility (1)	$585,000	$585,000
2016 Credit Agreement - Revolving credit facility (1), (2)	270,000	115,000
Senior Notes, $800.0 million principal amount (3)	800,000	—
Other (4)	2,500	2,500
Subtotal (5)	1,657,500	702,500
Less: deferred financing fees (6)	(28,803)	(8,109)
Net carrying amount (7)	$1,628,697	$694,391

(1)
The contractual annualized interest rate as of March 31, 2017 on both the Term loan A facility and revolving credit facility was 2.23%, which consisted of a floating eurodollar base rate of 0.98% plus a margin of 1.25%. However, the Company has interest rate swap contracts, accounted for as cash flow hedges, which effectively convert the floating eurodollar base rates to a fixed base rate.

(2)	The Company had $927.0 million of available borrowing capacity on the revolver (not including the expansion feature) as of March 31, 2017.

(3)
Consists of $800.0 million principal amount of Senior Notes outstanding, which the Company issued on March 30, 2017 to finance in part the CEB acquisition. The Senior Notes pay a fixed rate of 5.125% and have an eight year maturity.

(4)
Consists of a $2.5 million State of Connecticut economic development loan with a 3.00% fixed rate of interest. The loan was originated in 2012 and has a 10 year maturity. Principal payments are deferred for the first five years and the loan may be repaid at any point by the Company without penalty.

(5)
The average annual effective rate on the Company's total debt outstanding for the three months ended March 31, 2017, including the effect of its interest rate swaps discussed below, was approximately 2.89%.

(6)	The deferred financing fees are being amortized to Interest Expense, net over the term of the respective debt obligation.

(7)
On April 5, 2017, the Company completed the acquisition of CEB. The Company had approximately $3.6 billion in total debt outstanding after the close of the acquisition. Note 14 — Subsequent Events provides additional information regarding the CEB acquisition and the additional amounts borrowed.

Interest Rate Swaps

The Company has fixed-for-floating interest rate swap contracts which it designates as accounting hedges of the forecasted interest payments on the Company’s variable rate borrowings. The Company pays base fixed rates on the swaps and in return receives a floating eurodollar base rate on 30 day notional borrowings. The Company accounts for the interest rate swaps as cash flow hedges in accordance with FASB ASC Topic 815. Since the swaps hedge forecasted interest payments, changes in the fair value of the swaps are recorded in accumulated other comprehensive income (loss), a component of equity, as long as the swaps continue to be highly effective hedges of the designated interest rate risk. Any ineffective portion of change in the fair value of the hedges is recorded in earnings. All of the swaps were highly effective hedges of the forecasted interest payments as of March 31, 2017. The interest rate swaps had a total negative fair value (liability) to the Company of $6.6 million at March 31, 2017, which is deferred and recorded in Accumulated other comprehensive loss, net of tax effect.

Note 8 — Equity

Share Repurchase Program

The Company has a $1.2 billion board approved authorization to repurchase the Company's common stock, of which $1.1 billion remained available as of March 31, 2017. The Company may repurchase its common stock from time to time in amounts and at prices the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases, private transactions or other transactions and will be funded from cash on hand and borrowings under the Company’s credit arrangement.

The Company’s recent share repurchase activity is presented in the following table:

	Three Months Ended
	March 31,
	2017	2016
Number of shares repurchased (1)	218,752	466,823
Cash paid for repurchased shares (in thousands) (2)	$21,978	$45,487

(1) The average purchase price for repurchased shares was $100.47 and $82.02 for the three months ended March 31, 2017 and 2016, respectively.

(2) The cash paid for the three months ended March 31, 2016 included $7.2 million for share repurchases that were executed in late December 2015 and were settled in early January 2016.

Acquisition of CEB

On April 5, 2017, the Company completed the CEB acquisition and issued 7.4 million common shares. Note 14 — Subsequent Events provides additional information regarding the CEB acquisition.

Accumulated Other Comprehensive (Loss) Income ("AOCL/I")

The following tables disclose information about changes in AOCL/I by component and the related amounts reclassified out of AOCL/I to income during the periods indicated (net of tax, in thousands) (1):

For the three months ended March 31, 2017:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance - December 31, 2016	$(1,409)	$(5,797)	$(42,477)	$(49,683)
Changes during the period:
Change in AOCL/I before reclassifications to income	(3,393)	—	4,371	978
Reclassifications from AOCL/I to income during the period (2), (3)	825	48	—	873
Other comprehensive (loss) income for the period	(2,568)	48	4,371	1,851
Balance – March 31, 2017	$(3,977)	$(5,749)	$(38,106)	$(47,832)

For the three months ended March 31, 2016:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2015	$(3,079)	$(4,832)	$(36,491)	$(44,402)
Changes during the period:
Change in AOCL/I before reclassifications to income	(8,357)	—	2,068	(6,289)
Reclassifications from AOCL/I to income during the period (2), (3)	1,224	37	—	1,261
Other comprehensive (loss) income for the period	(7,133)	37	2,068	(5,028)
Balance – March 31, 2016	$(10,212)	$(4,795)	$(34,423)	$(49,430)

(1)	Amounts in parentheses represent debits (deferred losses).

(2)
The reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net of tax effect. See Note 10 – Derivatives and Hedging for information regarding the hedges.

(3)
The reclassifications related to defined benefit pension plans were recorded in Selling, general and administrative expense, net of tax effect. See Note 12 – Employee Benefits for information regarding the Company’s defined benefit pension plans.

Note 9 — Income Taxes

The provision for income taxes was $12.1 million for the three months ended March 31, 2017 compared to $15.3 million in the three months ended March 31, 2016. The effective income tax rate was 24.9% for the three months ended March 31, 2017 and 25.4% for the same period in 2016. The quarter-over-quarter decrease in the effective income tax rate was primarily attributable to an increase in stock-based compensation benefits partially offset by an increase in unrecognized tax benefits.

As of March 31, 2017 and December 31, 2016, the Company had gross unrecognized tax benefits of $42.6 million and $37.1 million, respectively. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $3.8 million within the next 12 months, due to the anticipated closure of audits and the expiration of certain statutes of limitation.

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

March 31, 2017
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI
Interest rate swaps (1)	5	$1,400,000	$(6,630)	Other liabilities	(3,977)
Foreign currency forwards (2)	23	45,425	(159)	Accrued liabilities	—
Total	28	$1,445,425	$(6,789)		(3,977)

December 31, 2016
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI
Interest rate swaps (1)	3	$700,000	$(2,349)	Other liabilities	$(1,409)
Foreign currency forwards (2)	84	86,946	(320)	Accrued liabilities	—
Total	87	$786,946	$(2,669)		$(1,409)

(1)
The swaps have been designated and are accounted for as cash flow hedges of the forecasted interest payments on borrowings. As a result, changes in fair value of the swaps are deferred and are recorded in AOCL/I, net of tax effect (see Note 7 — Debt for additional information).

(2)
The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other expense, net since the Company does not designate these contracts as hedges for accounting purposes. All of the contracts outstanding at March 31, 2017 matured by the end of April 2017.

(3)	See Note 11 — Fair Value Disclosures for the determination of the fair value of these instruments.

At March 31, 2017, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties, and none of the derivative contracts contained credit-risk related contingent features. The following table provides information regarding amounts recognized in the Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands):

	Three Months Ended
	March 31,
Amount recorded in:	2017	2016
Interest expense, net (1)	$1,375	$1,987
Other expense, net (2)	219	335
Total expense, net	$1,594	$2,322

(1)	Consists of interest expense from interest rate swap contracts.

(2)	Consists of realized and unrealized gains and losses on foreign currency forward contracts.

Note 11 — Fair Value Disclosures

The Company’s financial instruments include cash equivalents, fees receivable from customers, accounts payable, and accruals which are normally short-term in nature. The Company believes the carrying amounts of these financial instruments reasonably approximate their fair value due to their short-term nature. The Company’s financial instruments also include its outstanding borrowings. The Company believes the carrying amount of the outstanding borrowings reasonably approximates their fair value since the rate of interest on these borrowings reflect current market rates of interest for similar instruments with comparable maturities.

The Company enters into a limited number of derivatives transactions but does not enter into repurchase agreements, securities lending transactions, or master netting arrangements. Receivables or payables that result from derivatives transactions are recorded gross in the Condensed Consolidated Balance Sheets.

FASB ASC Topic 820 provides a framework for the measurement of fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of assets and liabilities. Classification within the hierarchy is based upon the lowest level of input that is significant to the resulting fair value measurement. The valuation hierarchy contains three levels. Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities. Level 2 measurements include significant other observable inputs such as quoted prices for similar assets or liabilities in active markets; identical assets or liabilities in inactive markets; observable inputs such as interest rates and yield curves; and other market-corroborated inputs. Level 3 measurements include significant unobservable inputs, such as internally-created valuation models. The Company does not currently utilize Level 3 valuation inputs to remeasure any of its assets or liabilities. However, level 3 inputs may be used by the Company in its required annual impairment review of recorded goodwill. Information regarding the periodic assessment of the Company’s goodwill is included in Note 6 — Goodwill and Intangible Assets. The Company does not typically transfer assets or liabilities between different levels of the fair value hierarchy.

The Company’s assets and liabilities that are remeasured to fair value are presented in the following table (in thousands):

	Fair Value	Fair Value
Description:	March 31, 2017	December 31, 2016
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$11,211	$10,247
Total Level 1 inputs	11,211	10,247
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	29,174	27,847
Foreign currency forward contracts (2)	39	165
Total Level 2 inputs	29,213	28,012
Total Assets	$40,424	$38,259
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$45,595	$43,075
Foreign currency forward contracts (2)	198	485
Interest rate swap contracts (3)	6,630	2,349
Total Level 2 inputs	52,423	45,909
Total Liabilities	$52,423	$45,909

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

(3)
The Company has interest rate swap contracts which hedge the risk of variability from interest payments on its borrowings (see Note 7 — Debt). The fair value of the swaps is based on mark-to-market valuations prepared by a third-party broker. The valuations are based on observable interest rates from recently executed market transactions and other observable market data, which the Company considers Level 2 inputs. The Company independently corroborates the reasonableness of the valuations prepared by the third-party broker through the use of an electronic quotation service.

Note 12 — Employee Benefits

Defined-Benefit Pension Plans

The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company’s defined-benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $0.7 million for both the three months ended March 31, 2017 and March 31, 2016.

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

The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of March 31, 2017, the Company did not have any material payment obligations under any such indemnification agreements.

Note 14 — Subsequent Event

On April 5, 2017, the Company completed the previously announced acquisition of CEB. Gartner acquired all of the outstanding shares of CEB in a cash and stock transaction with a total enterprise value of approximately $3.5 billion gross. Gartner paid $2.7 billion in cash at close and issued 7.4 million of its common shares.
The Company borrowed approximately $2.8 billion in conjunction with the acquisition, which included $800.0 million of principal amount Senior Notes (see Note 7 — Debt) issued on March 30, 2017; approximately $1.7 billion borrowed on April 5, 2017 under the 2016 Credit Agreement, which was amended for a third time on April 5, 2017; and $300.0 million borrowed under a 364-day Bridge Credit Facility, entered into on April 5, 2017. The Company had $3.6 billion in total debt outstanding after the close of the acquisition. The third amendment to the 2016 Credit Agreement and the 364-day Bridge Credit Facility, and the amounts borrowed under those borrowing arrangements in conjunction with the acquisition, are discussed in more detail below.
Third Amendment to the 2016 Credit Agreement

On April 5, 2017, in conjunction with the closing of the CEB acquisition, the Company entered into a third amendment to the 2016 Credit Agreement with its lenders (the "Incremental Amendment"). The Incremental Amendment increased the aggregate principal amount of the existing Term loan A facility by $900.0 million and added a new incremental Term loan B facility in an aggregate principal amount of $500.0 million. Immediately upon entry into the Incremental Amendment, the Company drew down $900.0 million under the increased Term loan A facility and $500.0 million under the new Term loan B facility and made an additional draw of $275.0 million on its existing revolving credit facility. Along with the funds raised through the issuance of the Senior Notes and the 364-Bridge Credit Facility, the amounts drawn under the 2016 Credit Agreement were used to fund the cash paid for the CEB acquisition.

The additional amount drawn under the Term loan A facility has the same maturity date and is subject to the same interest, repayment terms, amortization schedules, representations and warranties, affirmative and negative covenants and events of default as the amounts outstanding under such facility prior to entry by the Company into the Incremental Amendment.

The Term loan B facility contains representations and warranties, affirmative and negative covenants and events of default that are the same as the Term loan A facility and revolving credit facility, except that a breach of financial maintenance covenants will not result in an event of default under the Term loan B facility unless the lenders under the revolving credit facility and Term loan A facility have accelerated the revolving loans and Term loan A loans and terminated their commitments thereunder. Additionally, the Term loan B facility includes mandatory prepayment requirements related to asset sales (subject to reinvestment), debt incurrence (other than permitted debt) and excess cash flow, subject to certain limitations described therein. Any voluntary prepayment of the Term loan B facility made in connection with a repricing transaction in the first six months following April 5, 2017 will be subject to a 1.00% prepayment premium. The Term loan B facility will mature on April 5, 2024 and amounts outstanding thereunder will bear interest at a rate per annum equal to, at the option of Gartner, (i) adjusted LIBOR plus 2.00% or (ii) an alternate base rate plus 1.00%.

364-day Bridge Credit Facility

Also on April 5, 2017, and in connection with the closing of the CEB acquisition, the Company entered into a senior unsecured 364-day Bridge Credit Facility in an aggregate principal amount of $300.0 million, which amount was immediately drawn by the Company to fund a portion of the costs associated with the acquisition. The 364-day Bridge Credit Facility will mature on the 364th day after the closing date of the acquisition. Amounts outstanding under the 364-day Bridge Credit Facility will bear interest at a rate per annum equal to, at the option of the Company: (i) adjusted LIBOR plus 2.75% or (ii) an alternate base rate plus 1.75%, with the margins on both increasing by0.25% 180 days after the closing date and an additional 0.25% each 90 days thereafter. The 364-day Bridge Credit Facility contains representations and warranties, affirmative and negative covenants and events of default that are substantially the same as in the 2016 Credit Agreement. Additionally, the 364-Day Bridge Credit Facility includes mandatory prepayment requirements related to the receipt by the Company of repatriated funds from its foreign subsidiaries, subject to certain exceptions and reduced by any taxes payable or reasonably estimated by the Company to be payable upon such repatriation and proceeds from certain debt and equity issuances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management’s Discussion and Analysis (“MD&A”) is to help facilitate the understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K"). Historical results and percentage relationships are not necessarily indicative of operating results for future periods. References to “Gartner,” the "Company,” “we,” “our,” and “us” in this MD&A are to Gartner, Inc. and its consolidated subsidiaries.

Acquisition of CEB, Inc.

On April 5, 2017, after the close of our first quarter, the Company completed its previously announced acquisition of CEB, Inc. ("CEB"). Note 14 — Subsequent Events in the Notes to the Condensed Consolidated Financial Statements provides additional information regarding the CEB acquisition.

Impact of Stock-Based Compensation Accounting Rule Change

In the third quarter of 2016, the Company early adopted FASB Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"), which changed the accounting for stock-based compensation awards. The accounting changes required by ASU No. 2016-09 were applied to the beginning of the Company's 2016 fiscal year, and as a result certain previously reported financial results for the three months ended March 31, 2016 were revised. These changes included a $4.8 million increase in net income, and a $0.06 increase in each of basic earnings per share and diluted earnings per share. In addition, our previously reported operating cash flow for the three months ended March 31, 2016 increased by $4.8 million.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Factors That May Affect Future Performance” and elsewhere in this Quarterly Report and in the 2016 Form 10-K. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers should review carefully our risk factors described in the 2016 Form 10-K.

BUSINESS OVERVIEW

Gartner, Inc. (NYSE: IT) is the world’s leading research and advisory company. We help business leaders across all major functions in every industry and enterprise size with the objective insights they need to make the right decisions. Our comprehensive suite of services delivers strategic advice and proven best practices to help clients succeed in their mission-critical priorities. Gartner is headquartered in Stamford, Connecticut, U.S.A., and has 13,000 associates serving clients in over 11,000 enterprises in over 90 countries.

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

We had total revenues of $625.2 million in the first quarter of 2017, an increase of 12% compared to the first quarter of 2016. Revenues in our Research business increased 15%, Events revenues increased 10%, and Consulting revenues were flat. For a more complete discussion of our results by segment, see Segment Results below. For the first quarter of 2017, we had net income of $36.4 million and diluted earnings per share of $0.43. We used $29.6 million of cash in our operating activities in the first quarter of 2017 compared to $13.3 million of cash provided in the first quarter of 2016. We had $1.2 billion of cash and cash equivalents at March 31, 2017 and $927.0 million of available borrowing capacity on our revolving credit facility.

On April 5, 2017, after the close of our first quarter, the Company completed its previously announced acquisition of CEB. Note 14 — Subsequent Events in the Notes to the Condensed Consolidated Financial Statements provides additional information regarding the CEB acquisition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires the application of appropriate accounting policies and the use of estimates. Our significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements of Gartner, Inc. contained in the 2016 Form 10-K. Management considers the policies discussed below to be critical to an understanding of our financial statements because their application requires complex and subjective management judgments and estimates. Specific risks for these critical accounting policies are also described below.

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

The following table provides our total fees receivable and the related allowance for losses (in thousands):

	March 31, 2017	December 31, 2016
Total fees receivable	$724,387	$650,413
Allowance for losses	(7,900)	(7,400)
Fees receivable, net	$716,487	$643,013

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

Accounting for stock-based compensation — The Company accounts for stock-based compensation in accordance with FASB ASC Topics No. 505 and 718 and SEC Staff Accounting Bulletins No. 107 (“SAB No. 107”) and No. 110 (“SAB No. 110”). The Company recognizes stock-based compensation expense, which is based on the fair value of the award on the date of grant, over the related service period (see Note 4 — Stock-Based Compensation in the Notes to the Condensed Consolidated Financial Statements for additional information). Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain complex and subjective assumptions, including the expected life of the stock compensation award and the Company’s Common Stock price volatility. In addition, determining the appropriate amount of associated periodic expense requires management to estimate the likelihood of the achievement of certain performance targets. The assumptions used in calculating the fair value of stock compensation awards and the associated periodic expense represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, then the amount of expense may need to be adjusted and future stock-based compensation expense could be materially different from what has been recorded in the current period.

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

RESULTS OF OPERATIONS
Overall Results
The following table presents an analysis of selected line items and period-over-period changes in our interim Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	$625,169	$557,266	$67,903	12%
Costs and expenses:
Cost of services and product development	237,609	212,041	(25,568)	(12)
Selling, general and administrative	304,244	257,411	(46,833)	(18)
Depreciation	10,240	8,834	(1,406)	(16)
Amortization of intangibles	6,290	6,183	(107)	(2)
Acquisition and integration charges	13,272	8,368	(4,904)	(59)
Operating income	53,514	64,429	(10,915)	(17)
Interest expense, net	(5,906)	(6,006)	100	2
Other income, net	889	1,884	(995)	(53)
Provision for income taxes	12,064	15,320	3,256	21
Net income (1)	$36,433	$44,987	$(8,554)	(19)%

(1)
The Company adopted FASB Accounting Standards Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU No. 2016-09") in the third quarter of 2016. The accounting changes required by the standard were applied to the beginning of the Company's 2016 fiscal year. As a result, the previously reported net income for the three months ended March 31, 2016 has been revised and includes a $4.8 million increase. Note 1 — Business and Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements provides additional information.

Total revenues for the three months ended March 31, 2017 increased $67.9 million, to $625.2 million, an increase of 12% compared to the three months ended March 31, 2016 and 13% adjusted for the impact of foreign currency exchange. Please refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development increased $25.6 million, or 12%, in the first quarter of 2017 compared to the first quarter of 2016. Excluding the foreign exchange impact, costs increased 14% quarter-over-quarter. The increase was primarily attributable to higher payroll and related benefits costs resulting from increased headcount, which increased 15%. Cost of services and product development as a percentage of revenues was 38% for both the first quarter of 2017 and 2016.

Selling, general and administrative (“SG&A”) expense increased $46.8 million, or 18% quarter-over-quarter on a reported basis and 19% adjusted for the foreign exchange impact. The increase in 2017 expense was driven by several factors. We had $37.0 million in higher payroll and related benefits costs, reflecting a 15% overall headcount increase, higher commissions due to increased sales bookings, and higher stock compensation charges. We also had $9.8 million in higher program and corporate costs, such as relocation and recruiting, training, and facilities costs. The 15% overall headcount growth includes a 10% increase in quota-bearing sales associates, which increased to 2,460 at March 31, 2017.

Depreciation expense increased 16% in the three months ended March 31, 2017 compared to the same period in 2016 due to our additional investment in property, equipment, and leasehold improvements.

Amortization of intangibles increased 2% in the three months ended March 31, 2017 compared to the same period in 2016 due to the additional amortization resulting from the intangibles recorded from our additional acquisitions.

Acquisition and integration charges were $13.3 million in the three months ended March 31, 2017 compared to $8.4 million in the prior year period, an increase of 59%. The quarter-over-quarter increase reflects additional charges resulting from our 2016 and 2017 acquisitions.

Operating income decreased $10.9 million, or 17%, quarter-over-quarter. As a percentage of revenues, operating income was approximately 9% for the three months ended March 31, 2017 compared to 12% in the 2016 quarter, with the decrease due to lower contribution margins in all three of our business segments in the 2017 quarter, as well as higher SG&A costs, acquisition and integration charges, and depreciation expense in the 2017 quarter.

Interest expense, net decreased 2% quarter-over-quarter due to a slight decrease in the weighted-average borrowings outstanding in the first quarter of 2017 compared to the first quarter of 2016.

Other income, net for both the three months ended March 31, 2017 and 2016 reflects the net impact of foreign currency gains and losses from our hedging activities, as well as the sale of certain state tax credits and the recognition of other tax incentives.

Provision for income taxes was $12.1 million for the three months ended March 31, 2017 compared to $15.3 million in the three months ended March 31, 2016. The effective income tax rate was 24.9% for the three months ended March 31, 2017 and 25.4% for the same period in 2016. The quarter-over-quarter decrease in the effective income tax rate was primarily attributable to an increase in stock-based compensation benefits partially offset by an increase in unrecognized tax benefits.

Net income declined 19% while diluted earnings per share declined 20% quarter-over-quarter. The declines primarily reflect lower operating income, which was partially offset by a lower provision for income taxes.

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

The following sections present the results of our three reportable business segments:

Research

	As Of And For The Three Months Ended March 31, 2017	As Of And For The Three Months Ended March 31, 2016	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$504,652	$440,271	$64,381	15%
Gross contribution (1)	$346,708	$308,186	$38,522	12%
Gross contribution margin	69%	70%	(1) point	—

Business Measurements:
Total contract value (1), (2)	$1,953,000	$1,721,000	$232,000	13%
Client retention	83%	84%	(1) point	—
Wallet retention	104%	105%	(1) point	—

(1)	In thousands.

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

Research segment revenues increased 15% in the three months ended March 31, 2017 compared to the same quarter in 2016 on both a reported basis and adjusted for the foreign exchange impact. The segment gross contribution margin was 69% and 70% in the first quarters of 2017 and 2016, respectively.

Total contract value as of March 31, 2017 increased 13% compared to March 31, 2016 on a reported basis and 15% adjusted for the impact of foreign currency exchange. However, excluding the impact of L2, which the Company acquired in March 2017, total contract value increased by 12% reported and 14% adjusted for the impact of foreign currency exchange. Total contract value as of March 31, 2017 increased by double-digits across all of the Company’s sales regions and client sizes and almost every industry segment compared to March 31, 2016. At March 31, 2017, enterprise client retention was 83% and enterprise wallet retention was 104%, both of which are close to our historic highs.

Consulting

	As Of And For The Three Months Ended March 31, 2017	As Of And For The Three Months Ended March 31, 2016	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$85,248	$84,940	$308	—%
Gross contribution (1)	$28,342	$29,378	$(1,036)	(4)%
Gross contribution margin	33%	35%	(2) points	—

Business Measurements:
Backlog (1)	$103,200	$114,100	$(10,900)	(10)%
Billable headcount	650	618	32	5%
Consultant utilization	65%	67%	(2) points	—
Average annualized revenue per billable headcount (1)	$359	$386	$(27)	(7)%

(1)	Dollars in thousands.

Consulting revenues were flat quarter-over-quarter on a reported basis but adjusted for the impact of foreign currency exchange, revenues increased 2%. The gross contribution margin was 33% for the three months ended March 31, 2017 and 35% for the three months ended March 31, 2016, with the decline primarily due to lower utilization.

Backlog decreased by $10.9 million year-over-year, or 10%. As previously disclosed, backlog benefited in 2015 and early 2016 due to the booking of a large contract, which resulted in a strong increase in backlog in the first quarter of 2016. Excluding that one large contract from the first quarter of 2016, backlog decreased by about 4% year-over-year. The $103.2 million of backlog at March 31, 2017 represents approximately 4 months of backlog, which is in line with the Company's operational target.

Events

	As Of And For The Three Months Ended March 31, 2017	As Of And For The Three Months Ended March 31, 2016	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$35,269	$32,055	$3,214	10%
Gross contribution (1)	$13,567	$12,983	$584	4%
Gross contribution margin	38%	41%	(3) points	—

Business Measurements:
Number of events	11	12	(1)	(8)%
Number of attendees	9,035	7,640	1,395	18%

(1)	Dollars in thousands.

Events revenues increased 10% quarter-over-quarter on a reported basis and 11% adjusted for the foreign currency impact. We held one fewer event in 2017, with 11 events held in first quarter 2017 compared to 12 events in first quarter 2016. The 11 events held in the first quarter of 2017 consisted of 9 ongoing events and 2 new events. The number of attendees for the first quarter of 2017 increased 18% and exhibitors declined 6%, while average revenue per attendee increased 3% and average revenue per exhibitor increased by 10%. The gross contribution margin decreased by 3 points, primarily due to an additional investment in segment headcount.

LIQUIDITY AND CAPITAL RESOURCES

We typically finance our operations through cash generated from our operating activities and borrowings under our 2016 Credit Agreement. At March 31, 2017, we had $1.2 billion of cash and cash equivalents and $927.0 million of available borrowing capacity on the revolving credit facility under the 2016 Credit Agreement. Our cash and cash equivalents are held in numerous locations throughout the world, with approximately 33% held outside the United States as of March 31, 2017.

The 2016 Credit Agreement was entered into on June 17, 2016 and provided for a $600.0 million Term loan A facility and a $1.2 billion revolving credit facility. The 2016 Credit Agreement was amended twice in the first quarter of 2017 to permit the acquisition of CEB and the incurrence of additional debt, as well as extend the maturity date of the revolving credit facility and Term loan A facility through March 20, 2022 and to revise the interest rate and repayment schedule. Note 7 — Debt in the Notes to the Condensed Consolidated Financial Statements provides additional information regarding the 2016 Credit Agreement.

On April 5, 2017, the Company completed the CEB acquisition and in total borrowed approximately $2.8 billion related to the transaction. The Company also entered into a third amendment to the 2016 Credit Agreement on that date. Note 14 — Subsequent Events in the Notes to the Condensed Consolidated Financial Statements provides additional information regarding the CEB acquisition and the related borrowings. After the close of the CEB transaction, the Company had approximately $640.0 of cash and cash equivalents and $630.0 million of available borrowing capacity under its revolving credit facility, which the Company believes is adequate to meet its currently anticipated needs.

The following table summarizes the changes in the Company’s cash and cash equivalents for the periods indicated (in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Cash Increase (Decrease)
Cash (used in) provided by operating activities (1)	$(29,605)	$13,331	$(42,936)
Cash used in investing activities	(140,015)	(7,360)	(132,655)
Cash used in financing activities (1)	917,271	22,093	895,178
Net increase in cash and cash equivalents (1)	747,651	28,064	719,587
Effects of exchange rates	6,007	2,903	3,104
Beginning cash and cash equivalents	474,233	372,976	101,257
Ending cash and cash equivalents	$1,227,891	$403,943	$823,948

(1)
The Company adopted FASB Accounting Standards Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU No. 2016-09") in the third quarter of 2016. The accounting changes required by the standard were applied to the beginning of the Company's 2016 fiscal year. As a result, the previously reported cash provided by operating activities for the three months ended March 31, 2016 has been revised and includes a $4.8 million increase while the previously reported cash used in financing activities decreased by the same amount. The net increase in cash and cash equivalents of $28.1 million for the three months ended March 31, 2016 did not change. Note 1 — Business and Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements provides additional information.

Operating

We used $29.6 million of cash in our operating activities in the first quarter of 2017, compared to cash provided of $13.3 million in the same period in 2016, with the swing due to several factors. We had lower net income in the first quarter of 2017 and substantially higher cash payments for bonus and commissions, and to a lesser extent, acquisition and integration costs. In addition, our first quarter 2017 working capital was negatively impacted by the timing of first quarter of 2017 subscription-based sales and related collections, compared to the first quarter of 2016. Partially offsetting these higher uses of cash in the 2017 period were lower cash payments for taxes.

Investing

We used $140.0 million of cash in our investing activities in the three months ended March 31, 2017 compared to $7.4 million of cash used in the same period in 2016. Cash used in 2017 was substantially higher due to additional expenditures for business acquisitions.

Financing

Cash provided from financing activities was $917.3 million in the three months ended March 31, 2017 compared to cash provided of $22.1 million in the 2016 period, with the increase due to additional borrowings in the 2017 period. In the 2017 period the Company borrowed an additional $936.3 million on a net basis and realized $3.0 million from employee share-related activities, while it paid $22.0 million for share repurchases. In the 2016 period the Company realized $65.0 million from additional borrowings on a net basis and $2.6 million from share-related activities and used $45.5 million in cash for share repurchases.

OBLIGATIONS AND COMMITMENTS

2016 Credit Agreement

The 2016 Credit Agreement was entered into on June 17, 2016 and provided for a $600.0 million Term loan A facility and a $1.2 billion revolving credit facility. As of March 31, 2017, under its 2016 Credit Agreement, the Company had $585.0 million outstanding under the Term loan A facility and $270.0 million outstanding under the revolving loan facility.

The 2016 Credit Agreement was amended twice in the first quarter of 2017 to permit the acquisition of CEB and the incurrence of additional debt, as well as extend the maturity date of the revolving credit facility and Term loan A facility through March 20, 2022 and to revise the interest rate and repayment schedule. Note 7 — Debt in the Notes to the Condensed Consolidated Financial Statements provides additional information regarding the 2016 Credit Agreement.

Acquisition of CEB

On March 31, 2017, the Company also had $800.0 million principal amount of Senior Notes outstanding, which the Company had borrowed on March 30, 2017 to finance in part the CEB acquisition. The Company completed the acquisition of CEB on April 5, 2017. In total, the Company borrowed an additional $2.8 billion in conjunction with the CEB acquisition and had a total of $3.6 billion of debt outstanding as of that date. Note 14 — Subsequent Events in the Notes to the Condensed Consolidated Financial Statements provides additional information regarding the CEB acquisition and related borrowings.

Off-Balance Sheet Arrangements

Through March 31, 2017, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

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

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of our 2016 Annual Report on Form 10-K which is incorporated herein by reference.

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

Retirement Benefits – Presentation — In March 2017, the FASB issued Accounting Standards Update No. 2017-07, "Compensation—Retirement Benefits (Topic 715)" ("ASU No. 2017-07"). ASU No. 2017-07 improves the reporting of net benefit cost in the financial statements, and provides additional guidance on the presentation of net benefit cost in the income statement and clarifies the components eligible for capitalization. ASU No. 2017-07 is effective for Gartner on January 1, 2018. We are currently evaluating the potential impact of ASU No. 2017-07 on the Company's consolidated financial statements.

Defined Benefit Pension Plans – Disclosure — In February 2017, the FASB issued ASU No. 2017-06, "Employee Benefit Plan Master Trust Reporting" ("ASU No. 2017-06"). ASU No. 2017-06 clarifies presentation requirements for a plan’s interest in certain trust arrangements as well as other changes. ASU No. 2017-06 is effective for Gartner on January 1, 2019. We are currently evaluating the potential impact of ASU No. 2017-06 on the Company's consolidated financial statements.

Accounting for Partial Sales of Non-financial Assets — In February 2017, the FASB issued ASU No. 2017-05, "Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-financial Assets" ("ASU No. 2017-05"). ASU No. 2017-05 clarifies the scope of the FASB’s recently established guidance on non-financial asset de-recognition as well as the accounting for partial sales of non-financial assets. It conforms the de-recognition guidance on non-financial assets with the model for revenue transactions. ASU No. 2017-05 is effective for Gartner on January 1, 2018. We are currently evaluating the potential impact of ASU No. 2017-05 on the Company's consolidated financial statements.

Simplifying the Test for Goodwill Impairment — In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other - Simplifying the Test for Goodwill Impairment" ("ASU No. 2017-04"). ASU No. 2017-04 simplifies the determination of the amount of goodwill to be potentially charged off by eliminating Step 2 of the goodwill impairment test. ASU No. 2017-04 is effective for Gartner on January 1, 2020. We are currently evaluating the potential impact of ASU No. 2017-04 on the Company's consolidated financial statements.

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

Statement of Cash Flows — In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash" ("ASU No. 2016-18"). ASU No. 2016-18 requires that amounts generally described as restricted cash and restricted cash equivalents be presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. If different, a reconciliation of the cash balances reported in the cash flow statement and the balance sheet would need to be provided along with explanatory information. ASU No. 2016-18 is effective for the Company on January 1, 2018. We are currently evaluating the impact of ASU No. 2016-18 on the Company's consolidated financial statements.

Income Taxes — In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory" ("ASU No. 2016-16"). ASU No. 2016-16 accelerates the recognition of taxes on certain intra-entity transactions and is effective for Gartner on January 1, 2018. Current GAAP requires deferral of the income tax implications of an intercompany sale of assets until the assets are sold to a third party or recovered through use. Under the new rule, the seller’s tax effects and the buyer’s deferred taxes will be immediately recognized upon the sale. We have completed an initial evaluation of the impact of ASU No. 2016-16 and believe it could have a material impact on our consolidated financial statements depending on the nature and size of future intra-entity transfers.

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

Financial Instruments - Recognition and Measurement — In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments Overall - Recognition and Measurement of Financial Assets and Liabilities" ("ASU No. 2016-01") to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among the significant changes required by ASU No. 2016-01 is that equity investments will be measured at fair value with changes in fair value recognized in net income. ASU No. 2016-01 will be effective for Gartner on January 1, 2018. We have completed an initial evaluation of the impact of ASU No. 2016-01 and we do not expect it will have a material impact on our consolidated financial statements but may require additional disclosures.

Revenue — In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU No. 2014-09"). ASU No. 2014-09 and related amendments require changes in revenue recognition policies as well as enhanced disclosures. ASU No. 2014-09 is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in existing revenue recognition rules; provide a more robust framework for addressing revenue recognition issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and provide more useful information to users of financial statements through improved disclosures. The Company has completed an initial assessment of the impact of ASU No. 2014-09 on its existing revenue recognition policies and plans to adopt the rule on January 1, 2018 using the cumulative effect method of adoption. ASU No. 2014-09 also requires significantly expanded disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, which the Company is currently compiling. While the Company has not fully completed its assessment of the impact of ASU No. 2014-09, based on the analysis completed to date, the Company does not currently anticipate that the new rule will have a material impact on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company has a five-year secured credit arrangement that provides for a $600.0 million term loan and a $1.2 billion revolving credit facility. At March 31, 2017, we had $855.0 million outstanding under the 2016 Credit Agreement, which included $585.0 million outstanding under the Term loan A facility and $270.0 million under the revolving credit facility.

We have exposure to changes in interest rates since amounts borrowed under our 2016 Credit Agreement are based on a floating base rate of interest. However, we reduce our exposure to changes in interest rates through our interest rate swap contracts which effectively convert the floating base interest rate on our variable rate borrowings to fixed rates. Thus we are exposed to interest rate risk on borrowings under the 2016 Credit Agreement only in excess of any amounts that are not hedged. At March 31, 2017, the amount of unhedged borrowings under the 2016 Credit Agreement was zero. The Company does not have interest rate risk on its $800.0 million aggregate principal amount Senior Notes since the Senior Notes have a fixed rate of interest.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars since the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ (deficit) equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At March 31, 2017, we had $1.2 billion of cash and cash equivalents, a portion of which was denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on March 31, 2017 would have increased or decreased by approximately $18.0 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings since movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S dollar.

Transaction risk arises when our foreign subsidiaries enter into transactions that are denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding currency contracts as of March 31, 2017 had an immaterial net unrealized loss.

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

Management conducted an evaluation, as of March 31, 2017, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of the Company's 2016 Form 10-K and is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

We have a $1.2 billion board approved authorization to repurchase the Company's common stock, of which $1.1 billion remained available as of March 31, 2017. The Company may repurchase its common stock from time to time in amounts and at prices the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases, private transactions or other transactions and will be funded from cash on hand and borrowings under the Company’s credit agreement.

The following table provides detail related to repurchases of our outstanding Common Stock during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that may yet be purchased under our Share Repurchase Program (in billions) (1)
2017
January	235	$101.94
February	218,355	100.46
March	162	111.93
Total for quarter	218,752	$100.47	$1.1

(1) As of March 31, 2017.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

2.1
Agreement and Plan of Merger by and among Gartner, Inc., Cobra Acquisition Corp. and CEB Inc., dated as of January 5, 2017 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on January 5, 2017).

4.1
Indenture (including form of Notes), dated as of March 30, 2017, among Gartner, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the $800,000,000 aggregate principal amount of 5.125% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on March 30, 2017).

10.1
Commitment Letter among Gartner, Inc., JPMorgan Chase Bank, N.A. and Goldman Sachs Bank USA, dated January 5, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on January 5, 2017).

10.2
First Amendment, dated as of January 20, 2017, among Gartner, Inc., each other Loan Party party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on January 24, 2017).

10.3
Second Amendment, dated as of March 20, 2017, among Gartner, Inc., each other Loan Party party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 21, 2017).

10.4	Form of 2017 Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 7, 2017).

10.5	Form of 2017 Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on February 7, 2017)

10.6*	2014 Long-Term Term Incentive Plan, as amended and restated January 31, 2017.

31.1*	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2*	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32*	Certification under 18 U.S.C. 1350.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

* Filed with this document.

Items 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date:	May 4, 2017	/s/ Craig W. Safian
Craig W. Safian
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)