Form 10-Q
period 2017-06-30
GARTNER INC
filed 2017-08-08
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, 90,597,348 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except share data)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$589,282	$474,233
Fees receivable, net of allowances of $9,400 and $7,400, respectively	886,393	643,013
Deferred commissions	143,062	141,410
Prepaid expenses and other current assets	141,237	84,540
Total current assets	1,759,974	1,343,196
Property, equipment and leasehold improvements, net	197,129	121,606
Goodwill	3,169,893	738,453
Intangible assets, net	1,595,376	76,801
Other assets	272,515	87,279
Total Assets	$6,994,887	$2,367,335
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$517,118	$440,771
Deferred revenues	1,449,211	989,478
Current portion of long-term debt	277,578	30,000
Total current liabilities	2,243,907	1,460,249
Long-term debt, net of deferred financing fees	3,140,307	664,391
Other liabilities	756,998	181,817
Total Liabilities	6,141,212	2,306,457
Stockholders’ Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for June 30, 2017 and 156,234,415 shares issued for December 31, 2016	82	78
Additional paid-in capital	1,732,560	863,127
Accumulated other comprehensive loss, net	(48,889)	(49,683)
Accumulated earnings	1,588,158	1,644,005
Treasury stock, at cost, 72,987,932 and 73,583,172 common shares, respectively	(2,418,236)	(2,396,649)
Total Stockholders’ Equity	853,675	60,878
Total Liabilities and Stockholders’ Equity	$6,994,887	$2,367,335

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Research	$613,732	$456,690	$1,125,038	$904,280
Consulting	91,693	86,548	170,287	164,169
Events	91,205	66,760	126,474	98,815
Talent Assessment & Other	47,101	—	47,101	—
Total revenues	843,731	609,998	1,468,900	1,167,264
Costs and expenses:
Cost of services and product development	352,004	231,422	589,613	443,463
Selling, general and administrative	408,226	272,009	712,470	529,420
Depreciation	18,057	9,025	28,297	17,859
Amortization of intangibles	65,500	6,210	71,790	12,393
Acquisition and integration charges	98,332	8,033	111,604	16,401
Total costs and expenses	942,119	526,699	1,513,774	1,019,536
Operating (loss) income	(98,388)	83,299	(44,874)	147,728
Interest expense, net	(43,956)	(7,356)	(49,862)	(13,362)
Other (expense) income, net	(407)	1,248	482	3,132
(Loss) income before income taxes	(142,751)	77,191	(94,254)	137,498
(Benefit from) provision for income taxes	(50,470)	25,565	(38,406)	40,884
Net (loss) income	$(92,281)	$51,626	$(55,848)	$96,614

Net (loss) income per share:
Basic	$(1.03)	$0.63	$(0.65)	$1.17
Diluted	$(1.03)	$0.62	$(0.65)	$1.15
Weighted average shares outstanding:
Basic	89,297	82,559	86,066	82,505
Diluted	89,297	83,711	86,066	83,708

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net (loss) income	$(92,281)	$51,626	$(55,848)	$96,614
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	1,024	3,335	5,395	5,403
Interest rate swaps – net change in deferred loss	(2,130)	(1,946)	(4,698)	(9,079)
Pension – net change in deferred actuarial loss	49	38	97	75
Other comprehensive (loss) income, net of tax	(1,057)	1,427	794	(3,601)
Comprehensive (loss) income	$(93,338)	$53,053	$(55,054)	$93,013

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2017	2016
Operating activities:
Net (loss) income	$(55,848)	$96,614
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	100,087	30,252
Stock-based compensation expense	53,573	26,607
Deferred taxes	(78,004)	(845)
Amortization and write-off of deferred financing fees	9,475	2,158
Changes in assets and liabilities, net of acquisitions:
Fees receivable, net	(44,939)	(20,380)
Deferred commissions	477	15,321
Prepaid expenses and other current assets	(22,453)	667
Other assets	(17,328)	(1,537)
Deferred revenues	167,412	106,771
Accounts payable, accrued, and other liabilities	(29,734)	(93,845)
Cash provided by operating activities	82,718	161,783
Investing activities:
Additions to property, equipment and leasehold improvements	(41,627)	(25,337)
Acquisitions - cash paid (net of cash acquired)	(2,622,342)	(29,896)
Cash used in investing activities	(2,663,969)	(55,233)
Financing activities:
Proceeds from employee stock purchase plan	5,662	4,702
Proceeds from borrowings	2,885,000	830,000
Payments for deferred financing fees	(51,170)	(4,975)
Payments on borrowings	(119,812)	(820,000)
Purchases of treasury stock	(33,786)	(51,967)
Cash provided by (used in) financing activities	2,685,894	(42,240)
Net increase in cash and cash equivalents	104,643	64,310
Effects of exchange rates on cash and cash equivalents	10,406	7,767
Cash and cash equivalents, beginning of period	474,233	372,976
Cash and cash equivalents, end of period	$589,282	$445,053

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Business and Basis of Presentation

Business. Gartner, Inc. (NYSE: IT) is the world’s leading research and advisory company. The company helps business leaders across all major functions in every industry and enterprise size with the objective insights they need to make the right decisions. Gartner's comprehensive suite of services delivers strategic advice and proven best practices to help clients succeed in their mission-critical priorities. Gartner is headquartered in Stamford, Connecticut, U.S.A., and has more than 13,000 associates serving clients in over 11,000 enterprises in approximately 100 countries. Gartner delivers its products and services globally through four business segments: Research, Consulting, Events, and Talent Assessment & Other. When used in these notes, the terms “Gartner,” “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

The Company acquired two businesses in the six months ended June 30, 2017, L2, Inc. ("L2") and CEB, Inc. ("CEB"). Note 2 — Acquisitions provides additional information regarding these acquisitions. As a result of these acquisitions, the Company has made certain changes to its reportable segments, which are described in Note 5 — Segment Information.

Basis of presentation. The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 270 for interim financial information and with the applicable instructions of the U.S. Securities & Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X on Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its Annual Report on Form 10-K for the year ended December 31, 2016. The fiscal year of Gartner is the twelve-month calendar period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and six months ended June 30, 2017 may not be indicative of the results of operations for the remainder of 2017 or beyond.

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

Impact of Stock-Based Compensation Accounting Rule Change. In the third quarter of 2016, the Company early adopted FASB Accounting Standards Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU No. 2016-09"), which changed the accounting for stock-based compensation awards. The accounting changes required by ASU No. 2016-09 were applied to the beginning of the Company's 2016 fiscal year, and as a result certain previously reported financial results for the three and six months ended June 30, 2016 were revised. These changes included an $8.5 million increase in net income, and an increase in both basic earnings per share and diluted earnings per share. In addition, our previously reported operating cash flow for the six months ended June 30, 2016 increased by $8.5 million.

Adoption of new accounting standards. The Company did not adopt any significant new accounting standards during the six months ended June 30, 2017.

Accounting standards issued but not yet adopted. The FASB has issued accounting standards that have not yet become effective and that may impact the Company’s consolidated financial statements or related disclosures in future periods. These standards and their potential impact are discussed below:

Distinguishing Liabilities from Equity — In July 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-11, "Earnings Per Share, Distinguishing Liabilities from Equity, and Derivatives and Hedging" ("ASU No. 2017-11"). ASU No. 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable non-controlling interests. ASU No. 2017-11 is effective for Gartner on January 1, 2019. We are currently evaluating the potential impact of ASU No. 2017-11 on the Company's consolidated financial statements.

Stock Compensation Award Modifications — In May 2017, the FASB issued ASU No. 2017-09, "Compensation—Stock Compensation - Scope of Modification Accounting" ("ASU No. 2017-09"). ASU No. 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU No. 2017-09 is effective for Gartner on January 1, 2018. We are currently evaluating the potential impact of ASU No. 2017-09 on the Company's consolidated financial statements.

Retirement Benefits Cost Presentation — In March 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits" ("ASU No. 2017-07"). ASU No. 2017-07 improves the reporting of net benefit cost in the financial statements, and provides additional guidance on the presentation of net benefit cost in the income statement and clarifies the components eligible for capitalization. ASU No. 2017-07 is effective for Gartner on January 1, 2018. We are currently evaluating the potential impact of ASU No. 2017-07 on the Company's consolidated financial statements.

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

Definition of a Business — In January 2017, the FASB issued ASU No. 2017-01, "Clarifying the Definition of a Business" ("ASU No. 2017-01"), which is effective for Gartner on January 1, 2018. ASU No. 2017-01 changes the GAAP definition of a business which can impact the accounting for asset purchases, acquisitions, goodwill impairment, and other assessments. We are currently considering the impact of ASU No. 2017-01 on the Company's consolidated financial statements.

Presentation of Restricted Cash — In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash" ("ASU No. 2016-18"). ASU No. 2016-18 requires that amounts generally described as restricted cash and restricted cash equivalents be presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. If different, a reconciliation of the cash balances reported in the cash flow statement and the balance sheet would need to be provided along with explanatory information. ASU No. 2016-18 is effective for Gartner on January 1, 2018. We are currently evaluating the impact of ASU No. 2016-18 on the Company's consolidated financial statements.

Income Taxes — In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory" ("ASU No. 2016-16"). ASU No. 2016-16 accelerates the recognition of taxes on certain intra-entity transactions and is effective for Gartner on January 1, 2018. Current GAAP requires deferral of the income tax implications of an intercompany sale of assets until the assets are sold to a third party or recovered through use. Under the new rule, the seller’s tax effects and the buyer’s deferred taxes will be immediately recognized upon the sale. We have completed an initial evaluation of the impact of ASU No. 2016-16 and believe it could have a material impact on our consolidated financial statements depending on the nature and size of future intra-entity transfers, if any.

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

Revenue Recognition — In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU No. 2014-09"). ASU No. 2014-09 and related amendments require changes in revenue recognition policies as well as enhanced disclosures. ASU No. 2014-09 is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in existing revenue recognition rules; provide a more robust framework for addressing revenue recognition issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and provide more useful information to users of financial statements through improved disclosures. The Company has completed an initial assessment of the impact of ASU No. 2014-09 on its existing revenue recognition policies and plans to adopt the rule on January 1, 2018 using the cumulative effect method of adoption. ASU No. 2014-09 also requires significantly expanded disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, which the Company is currently compiling. While the Company has not fully completed its assessment of the impact of ASU No. 2014-09, including completion of our review of the recently-acquired CEB's revenue recognition policies, based on the analysis completed to date, the Company does not currently anticipate that the new rule will have a material impact on its consolidated financial statements.

The FASB also continues to work on a number of other significant accounting standards which if issued could materially impact the Company's accounting policies and disclosures in future periods. However, since these standards have not yet been issued, the effective dates and potential impact are unknown.

Note 2 — Acquisitions

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

The Company completed the following business acquisitions during the six months ended June 30, 2017:

CEB

On April 5, 2017, the Company acquired 100% of the outstanding capital stock of CEB for an aggregate purchase price of $3.5 billion. The consideration transferred by Gartner at close included approximately $2.69 billion paid in cash and $818.7 million in fair value of Gartner common shares. CEB was a publicly-held company headquartered in Arlington, Virginia with approximately 4,900 employees. CEB's primary business is to serve as a leading provider of subscription-based, best practice research and analysis focusing on human resources, sales, finance, IT, and legal. CEB serves executives and professionals at more than 10,000 large corporate and middle market institutions in over 70 countries.
L2

On March 9, 2017, the Company acquired 100% of the outstanding capital stock of L2, a privately-held firm based in New York City with 150 employees, for an aggregate purchase price of $134.2 million. L2 is a subscription-based research business that benchmarks the digital performance of brands.

Total Consideration Transferred

The following table summarizes the aggregate consideration paid or payable for these acquisitions (in thousands):

Aggregate consideration (1):	CEB	L2	Total
Cash paid at close (2), (3)	$2,687,704	$134,199	$2,821,903
Additional cash to be paid (2)	12,465	—	12,465
Fair value of Gartner equity awards (4)	818,660	—	818,660
Total (5)	$3,518,829	$134,199	$3,653,028

(1)	Includes the total consideration transferred or to be transferred for 100% of the outstanding capital stock of the acquired businesses.

(2)
The cash paid at close represents the gross contractual amount paid. Net of cash acquired from these businesses and for cash flow reporting purposes, the Company paid $2.62 billion in cash at close for these two businesses. The Company expects the additional $12.5 million in cash to be paid in the third quarter of 2017.

(3)	The Company borrowed a total of approximately $2.78 billion in conjunction with the CEB acquisition (see Note 7 — Debt for additional information).

(4)	Consists of the fair value of (i) Gartner common stock issued (see Note 8 — Equity for additional information) and (ii) stock-based compensation replacement awards.

(5)
The Company may also be required to pay up to an additional $20.8 million in cash for L2 which is contingent on the achievement of certain employment conditions by several key employees. This amount is being recognized as compensation expense over approximately three years.

The allocation of the purchase price for CEB and L2 are preliminary with respect to various matters, to include the valuation of goodwill and intangible assets and property, equipment, and leasehold improvements; tax contingencies; and other items. The Company expects to complete the allocation of the purchase price for both L2 and CEB in late 2017 or early 2018.

Preliminary Allocation of Purchase Price
The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed for these acquisitions (in thousands):

	CEB (3)	L2 (4)	Total
Assets:
Cash	$194,706	$4,852	$199,558
Fees receivable	176,867	8,277	185,144
Prepaid expenses and other current assets	31,293	1,167	32,460
Property, equipment and leasehold improvements	59,800	663	60,463
Goodwill (1)	2,318,195	109,779	2,427,974
Finite-lived intangible assets (2)	1,574,000	15,890	1,589,890
Other assets	157,373	12,321	169,694
Total assets	$4,512,234	$152,949	$4,665,183
Liabilities:
Accounts payable and accrued liabilities	$132,875	$3,050	$135,925
Deferred revenues (current)	247,344	13,200	260,544
Other liabilities	613,186	2,500	615,686
Total liabilities	$993,405	$18,750	$1,012,155
Net assets acquired	$3,518,829	$134,199	$3,653,028

(1)
The Company believes the goodwill resulting from the acquisitions is supportable based on anticipated synergies. For CEB, among the factors contributing to the anticipated synergies are a broader market presence, expanded product offerings and market opportunities, and an acceleration of CEB's growth by leveraging Gartner's global infrastructure and best practices in sales productivity and other areas. None of the recorded goodwill is expected to be deductible for tax purposes. See Note 6 — Goodwill and Intangible Assets for additional information.

(2)
All of the acquired intangible assets are finite-lived. The determination of the fair value of the finite-lived intangible assets required management judgment and the consideration of a number of factors. In determining the fair values, management primarily relied on income valuation methodologies, in particular discounted cash flow models. The use of discounted cash flow models required the use of estimates, significant among them projected cash flows related to the particular asset; the useful lives of the particular assets; the selection of royalty and discount rates used in the models; and certain published industry benchmark data. In establishing the estimated useful lives of the finite-lived intangible assets, the Company relied on both internally-generated data for similar assets as well as certain published industry benchmark data. We believe the values we have assigned to the finite-lived intangible assets are both reasonable and supportable. See Note 6 — Goodwill and Intangible Assets for additional information regarding the finite-lived intangible assets.

(3)
The Company's financial statements include the operating results of CEB beginning on April 5, 2017, the date of acquisition. CEB's operating results and the related goodwill are being reported as part of the Company's Research, Events, and Talent Assessment & Other segments. In total, the acquisition of CEB added approximately $152.6 million of additional revenue in each of the three and six months ended June 30, 2017. Had the Company acquired CEB in prior periods, the impact to the Company's operating results would have been material, and as a result the following unaudited pro forma financial information is presented as if CEB had been acquired by the Company on January 1, 2016 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Pro forma total revenue	$934,930	$761,090	$1,773,517	$1,479,047
Pro forma net (loss)	(1,083)	(82,115)	(35,477)	(152,754)
Pro forma basic and diluted (loss) per share	(0.01)	(0.91)	(0.38)	(1.70)

The pro forma results have been prepared in accordance with U.S. GAAP and include the following pro forma adjustments:

(a) An increase in interest expense and amortization of debt issuance costs related to the financing of the CEB acquisition. Note 7 — Debt provides further information regarding the Company's borrowings related to the CEB acquisition;

(b) A decrease in revenue as a result of the preliminary purchase price allocation for deferred revenue;

(c) An adjustment for additional depreciation and amortization expense as a result of the preliminary purchase price allocation for finite-lived intangible assets and property, equipment, and leasehold improvements.

(4)
The Company's financial statements include the operating results of L2 beginning on March 9, 2017, the acquisition date. L2's operating results were not material to the Company's consolidated operating results and segment results for either the three and six months ended June 30, 2017. Had the Company acquired L2 in prior periods, the impact to the Company's operating results would not have been material, and as a result pro forma financial information for L2 for prior periods has not been presented. L2's operating results and the related goodwill are being reported as part of the Company's Research segment.

The Company recognized $98.3 million and $111.6 million of acquisition and integration charges in the three and six months ended June 30, 2017, respectively, compared to $8.0 million and $16.4 million in the three and six months ended June 30, 2016. The additional charges during 2017 primarily consisted of higher professional fees, severance, stock-based compensation charges, and an accrual for exit costs of approximately $20.8 million for office space that the Company does not intend to occupy at a new building in Arlington. To date the Company has not made any payments related to the excess space.

Note 3 — (Loss) Earnings per Share

The following table sets forth the calculation of basic and diluted (loss) earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net (loss) income used for calculating basic and diluted (loss) earnings per common share	$(92,281)	$51,626	$(55,848)	$96,614

Denominator:
Weighted average number of common shares used in the calculation of basic (loss) earnings per share	89,297	82,559	86,066	82,505
Common stock equivalents associated with stock-based compensation plans (1)	—	1,152	—	1,203
Shares used in the calculation of diluted (loss) earnings per share (2)	89,297	83,711	86,066	83,708

Basic (loss) earnings per share	$(1.03)	$0.63	$(0.65)	$1.17
Diluted (loss) earnings per share	$(1.03)	$0.62	$(0.65)	$1.15

(1)
Certain common stock equivalents were not included in the computation of diluted (loss) earnings per share because the effect would have been anti-dilutive. These common share equivalents totaled less than 0.3 million in both 2016 periods presented.

(2)	For the three and six months ended June 30, 2017, common stock equivalents were excluded from the calculation of diluted (loss) per share because they are anti-dilutive.

Note 4 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of June 30, 2017, the Company had 5.5 million shares of its common stock, par value $.0005 per share (the “Common Stock”), available for stock-based compensation awards under its 2014 Long-Term Incentive Plan.

The Company accounts for stock-based compensation awards in accordance with FASB ASC Topics 505 and 718 and SEC Staff Accounting Bulletins No. 107 and No. 110. Stock-based compensation expense is based on the fair value of the award on the date of grant. The Company recognizes stock-based compensation expense over the period that the related service is performed, which is generally the same as the vesting period of the underlying award. Currently, the Company issues treasury shares upon the exercise, release or settlement of stock-based compensation awards.

Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards requires the use of certain complex and subjective assumptions, including the expected life of a stock-based compensation award and Common Stock price volatility. In addition, determining the appropriate periodic stock-based compensation expense requires management to estimate the likelihood of the achievement of certain performance targets. The assumptions used in calculating the fair values of stock-based compensation awards and the related periodic expense represent management’s best estimates, which involve inherent uncertainties and the application of judgment. As a result, if circumstances change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, then the amount of expense may need to be adjusted and future stock-based compensation expense could be materially different from what has been recorded in the current period.
Stock-Based Compensation Expense

The Company recognized the following stock-based compensation expense by award type and expense category line item in the periods indicated (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Award type	2017	2016	2017	2016
Stock appreciation rights	$1.4	$1.3	$4.2	$3.0
Restricted stock units	29.5	9.6	49.1	23.3
Common stock equivalents	0.1	0.2	0.3	0.3
Total (1)	$31.0	$11.1	$53.6	$26.6

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Expense category line item	2017	2016	2017	2016
Cost of services and product development	$6.3	$4.9	$15.6	$12.5
Selling, general and administrative	10.3	6.2	23.6	14.1
Acquisition and integration charges (2)	14.4	—	14.4	—
Total (1)	$31.0	$11.1	$53.6	$26.6

(1) Includes charges of $6.0 million and $3.8 million during the three months ended June 30, 2017 and 2016, respectively, and $20.5 million and $14.1 million during the six months ended June 30, 2017 and 2016, respectively, for awards to retirement-eligible employees. Those awards vest on an accelerated basis.

(2) These charges are the result of the acceleration of the vesting of certain restricted stock units related to the CEB acquisition.

As of June 30, 2017, the Company had $109.2 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted-average service period of approximately 2.7 years.

Stock-Based Compensation Awards

The disclosures presented below provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards in accordance with FASB ASC Topic 505.

Stock Appreciation Rights

Stock-settled stock appreciation rights ("SARs") permit the holder to participate in the appreciation of the value of the Common Stock. After the applicable vesting criteria have been satisfied, SARs are settled in shares of Common Stock upon exercise by the employee. SARs vest ratably over a four-year service period and expire seven years from the date of grant. The fair value of a SARs award is recognized as compensation expense on a straight-line basis over four years. SARs have only been awarded to the Company’s executive officers.

When SARs are exercised, the number of shares of Common Stock issued is calculated as follows: (1) the total proceeds from the exercise of the SARs award (calculated as the closing price of the Common Stock on the date of exercise less the exercise price of the SARs award, multiplied by the number of SARs exercised) is divided by (2) the closing price of the Common Stock as reported on the New York Stock Exchange on the date of exercise. The Company withholds a portion of the shares of the Common Stock issued upon exercise to satisfy statutory tax withholding requirements. SARs recipients do not have any stockholder rights until the shares of Common Stock are issued in respect of the award, which is subject to the prior satisfaction of the vesting and other criteria relating to such grants.

The following table summarizes changes in SARs outstanding during the six months ended June 30, 2017:

	Stock Appreciation Rights ("SARs") (in millions)	Per Share Weighted- Average Exercise Price	Per Share Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2016	1.3	$66.22	$15.77	4.40
Granted	0.3	99.07	22.02	6.60
Exercised	(0.3)	51.25	14.74	n/a
Outstanding at June 30, 2017 (1) (2)	1.3	$76.64	$17.36	4.82
Vested and exercisable at June 30, 2017 (2)	0.6	$64.71	$15.60	3.74

n/a=not applicable.

(1) As of June 30, 2017, 0.7 million of the total SARs outstanding were unvested. The Company expects that substantially all of those unvested awards will vest in future periods.

(2) As of June 30, 2017, the total SARs outstanding had an intrinsic value of $61.6 million. On such date, SARs vested and exercisable had an intrinsic value of $32.9 million.

The fair value of a SARs award is determined on the date of grant using the Black-Scholes-Merton valuation model with the following weighted average assumptions:

	Six Months Ended
	June 30,
	2017	2016
Expected dividend yield (1)	—%	—%
Expected stock price volatility (2)	22%	22%
Risk-free interest rate (3)	1.8%	1.1%
Expected life in years (4)	4.5	4.4

(1)	The expected dividend yield assumption is based on both the history and expectation of the Company’s dividend payouts. Historically, the Company has not paid cash dividends on its Common Stock.

(2)	The determination of expected stock price volatility was based on both historical Common Stock prices and implied volatility from publicly traded options in the Common Stock.

(3)	The risk-free interest rate is based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

(4)
The expected life represents the Company’s estimate of the weighted average period of time the SARs are expected to be outstanding (that is, the period between the service inception date and the expected exercise date).

Restricted Stock Units

Restricted stock units ("RSUs") give the awardee the right to receive shares of Common Stock when the vesting conditions are met and certain restrictions lapse. Each RSU that vests entitles the awardee to one share of Common Stock. RSU awardees do not have any of the rights of a Gartner stockholder, including voting rights and the right to receive dividends and distributions, until the shares are released. The fair value of an RSU award is determined on the date of grant based on the closing price of the Common Stock as reported on the New York Stock Exchange on that date. Service-based RSUs vest ratably over four years and are expensed on a straight-line basis over the vesting period. Performance-based RSUs are subject to the satisfaction of both performance and service conditions, vest ratably over four years and are expensed on an accelerated basis over the vesting period.

The following table summarizes the changes in RSUs outstanding during the six months ended June 30, 2017:

	Restricted Stock Units ("RSUs") (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	1.3	$73.19
Granted (1) (2)	1.1	104.97
Vested and released	(0.6)	75.41
Forfeited	(0.1)	90.51
Outstanding at June 30, 2017 (3) (4)	1.7	$91.56

(1)
The 1.1 million RSUs granted during the six months ended June 30, 2017 consisted of 0.2 million of performance-based RSUs awarded to executives and 0.9 million of service-based RSUs awarded to non-executive employees and non-management board members. The 0.2 million performance-based RSUs represents the target amount of the grant for the year, which is tied to an increase in the Company's total contract value for 2017. Total contract value represents the value attributable to all of the Company's subscription-related contracts. The final number of performance-based RSUs that will ultimately be awarded for 2017 ranges from 0% to 200% of the target amount, with the final number dependent on the actual increase in total contract value for 2017 as measured on December 31, 2017. If the specified minimum level of achievement is not met, the performance-based RSUs will be forfeited in their entirety and any previously recorded compensation expense will be reversed.

(2)	Includes 0.6 million RSUs awarded to employees that joined Gartner as a result of the CEB acquisition.

(3)	The Company expects that substantially all of the RSUs outstanding will vest in future periods.

(4)	The weighted average remaining contractual term of the RSUs outstanding is approximately 1.6 years.

Common Stock Equivalents

Common stock equivalents ("CSEs") are convertible into Common Stock. Each CSE entitles the holder to one share of Common Stock. Members of our Board of Directors receive directors’ fees payable in CSEs unless they opt to receive up to 50% of their fees in cash. Generally, CSEs have no defined term and are converted into shares of Common Stock when service as a director terminates unless the director has elected an accelerated release. The fair value of a CSE award is determined on the date of grant based on the closing price of the Common Stock as reported on the New York Stock Exchange on that date. CSEs vest immediately and as a result they are recorded as expense on the date of grant.

The following table summarizes the changes in CSEs outstanding during the six months ended June 30, 2017:

	Common Stock Equivalents ("CSEs")	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	107,338	$20.74
Granted	2,989	116.03
Converted to shares of Common Stock upon grant	(2,176)	116.01
Outstanding at June 30, 2017	108,151	$21.45

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESP Plan”) under which eligible employees are permitted to purchase shares of Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation (or $23,750 in any calendar year), at a price equal to 95% of the closing price of the Common Stock as reported on the New York Stock Exchange at the end of each offering period. As of June 30, 2017, the Company had 0.9 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718 and, as a result, the Company does not record stock-based compensation expense for employee share purchases. The Company received $5.7 million and $4.7 million in cash from employee share purchases under the ESP Plan during the six months ended June 30, 2017 and 2016, respectively.

Note 5 — Segment Information

On April 5, 2017, Gartner completed its previously announced acquisition of CEB.

With the CEB acquisition, Gartner is reporting four business segments reflecting the Company’s enlarged scale and breadth of advisory services aligned to the mission-critical priorities of virtually all functional business leaders across every industry and size of enterprise worldwide. The Company’s reportable segments are as follows:

•
Research - includes our previous Gartner Research segment as well as the results of CEB’s core subscription-based best practice and decision support research activities. In addition, Research now includes our Strategic Advisory Services ("SAS") business, which was previously included in the Consulting segment. Research consists primarily of subscription-based research products, access to research inquiry, peer networking services, and membership programs.

•
Consulting - includes our previous Gartner Consulting segment except, as noted above, the results of our SAS business are now included in the Research segment. Consulting consists primarily of consulting and measurement engagements.

•
Events - includes our previous Gartner Events segment and the results of CEB’s former Evanta business and destination event activities. Events consists of various symposia, conferences, exhibitions, and destination activities.

•
Talent Assessment & Other - this is a new segment for Gartner and it includes CEB's previously disclosed Talent Assessment business as well as certain CEB non-subscription based talent products and services.

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

The following tables present operating information about the Company’s reportable segments for the periods indicated (in thousands). The segment results for the three and six months ended June 30, 2017 include the results of CEB beginning on the acquisition date:

Three Months Ended June 30, 2017	Research	Consulting	Events	Talent Assessment & Other	Consolidated
Revenues	$613,732	$91,693	$91,205	$47,101	$843,731
Gross contribution	400,571	31,433	49,735	17,297	499,036
Corporate and other expenses					(597,424)
Operating (loss) income					$(98,388)

Three Months Ended June 30, 2016	Research	Consulting	Events	Talent Assessment & Other	Consolidated
Revenues (1)	$456,690	$86,548	$66,760	$—	$609,998
Gross contribution (1)	318,621	28,341	36,062	—	383,024
Corporate and other expenses					(299,725)
Operating income					$83,299

Six Months Ended June 30, 2017	Research	Consulting	Events	Talent Assessment & Other	Consolidated
Revenues	$1,125,038	$170,287	$126,474	$47,101	$1,468,900
Gross contribution	751,684	55,370	63,302	17,297	887,653
Corporate and other expenses					(932,527)
Operating (loss) income					$(44,874)

Six Months Ended June 30, 2016	Research	Consulting	Events	Talent Assessment & Other	Consolidated
Revenues (1)	$904,280	$164,169	$98,815	$—	$1,167,264
Gross contribution (1)	631,630	52,895	49,045	—	733,570
Corporate and other expenses					(585,842)
Operating income					$147,728

(1) Effective June 30, 2017, the Company is reporting the results of its SAS business in Research whereas previously the SAS business was reported with Consulting. As a result, revenues of $7.5 million and $14.8 million pertaining to the three and six months ended June 30, 2016, respectively, were reclassified from Consulting to Research to be comparable with the current year presentation. Gross contribution of $4.9 million and $9.8 million for the three and six months ended June 30, 2016, respectively, was also reclassified from Consulting to Research.

The following table provides a reconciliation of total segment gross contribution to net (loss) income for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Total segment gross contribution	$499,036	$383,024	$887,653	$733,570
Costs and expenses:
Cost of services and product development - unallocated (1)	7,309	4,448	8,366	9,769
Selling, general and administrative	408,226	272,009	712,470	529,420
Depreciation and amortization	83,557	15,235	100,087	30,252
Acquisition and integration charges	98,332	8,033	111,604	16,401
Operating (loss) income	(98,388)	83,299	(44,874)	147,728
Interest expense and other, net	44,363	6,108	49,380	10,230
(Benefit) provision for income taxes	(50,470)	25,565	(38,406)	40,884
Net (loss) income	$(92,281)	$51,626	$(55,848)	$96,614

(1)
The unallocated amounts consist of certain bonus and related fringe costs recorded in Consolidated cost of services and product development expense that are not allocated to segment expense. The Company's policy is to only allocate bonus and related fringe charges to segments for up to 100% of the segment employee's target bonus. Amounts above 100% are absorbed by corporate.

Note 6 — Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair values of the tangible and identifiable intangible net assets acquired. Evaluations of the recoverability of goodwill are performed in accordance with FASB ASC Topic 350, which requires an annual assessment of potential goodwill impairment at the reporting unit level and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The annual assessment of the recoverability of recorded goodwill can be based on either a qualitative or quantitative assessment or a combination of the two approaches. Both methods utilize estimates which, in turn, require judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of the resulting estimates are subject to uncertainty. If our goodwill impairment evaluation determines that the fair value of a reporting unit is less than its related carrying amount, we may recognize an impairment charge. In connection with our most recent annual impairment test of goodwill during the quarter ended September 30, 2016, which indicated no impairment of recorded goodwill, the Company utilized the qualitative approach in assessing the fair values of its reporting units relative to their respective carrying values.

The following table presents changes to the carrying amount of goodwill by reportable segment during the six months ended June 30, 2017 (in thousands):

	Research	Consulting	Events	Talent Assessment & Other	Total
Balance at December 31, 2016 (1)	$595,450	$96,480	$46,523	$—	$738,453
Additions due to acquisitions (2)	1,883,493	—	148,737	395,744	2,427,974
Foreign currency translation impact	4,051	469	197	(1,251)	3,466
Balance at June 30, 2017	$2,482,994	$96,949	$195,457	$394,493	$3,169,893

(1)	The Company does not have any accumulated goodwill impairment losses.

(2)	The goodwill additions are due to the acquisitions of CEB and L2 during April 2017 and March 2017, respectively (see Note 2 for additional information regarding our recent acquisitions).

Finite-Lived Intangible Assets

The following tables present reconciliations of the carrying amounts of the Company's finite-lived intangible assets as of the dates indicated (in thousands):

June 30, 2017	Trade Names	Customer Relationships	Content	Software	Non-Competes	Total
Gross cost at December 31, 2016	$4,337	$63,369	$3,728	$16,025	$29,308	$116,767
Additions due to acquisitions (1)	14,390	1,251,000	143,500	181,000	—	1,589,890
Foreign currency translation impact	51	478	(1,904)	(692)	55	(2,012)
Gross cost	18,778	1,314,847	145,324	196,333	29,363	1,704,645
Accumulated amortization (2)	(4,729)	(47,316)	(20,678)	(22,949)	(13,597)	(109,269)
Balance at June 30, 2017	$14,049	$1,267,531	$124,646	$173,384	$15,766	$1,595,376

December 31, 2016	Trade Names	Customer Relationships	Content	Software	Non-Competes	Total
Gross cost	$4,337	$63,369	$3,728	$16,025	$29,308	$116,767
Accumulated amortization (2)	(1,737)	(16,744)	(2,033)	(8,904)	(10,548)	(39,966)
Balance at December 31, 2016	$2,600	$46,625	$1,695	$7,121	$18,760	$76,801

(1) The additions were primarily due to the acquisitions of CEB and L2 during April 2017 and March 2017, respectively (see Note 2 for additional information regarding our recent acquisitions).

(2) Finite-lived intangible assets are amortized using the straight-line method over the following periods: Trade names—1.5 to 4 years; Customer relationships—4 to 13 years ; Content—1.5 to 4 years; Software—3 to 6 years; and Non-competes—3 to 5 years.

Amortization expense related to finite-lived intangible assets was $65.5 million and $6.2 million during the three months ended June 30, 2017 and 2016, respectively, and $71.8 million and $12.4 million during the six months ended June 30, 2017 and 2016, respectively. The estimated future amortization expense by year for finite-lived intangible assets will be as follows (in thousands):

2017 (remaining six months)	$130,281
2018	240,770
2019	179,824
2020	138,568
2021	117,752
Thereafter	788,181
$1,595,376

Note 7 — Debt

2016 Credit Agreement

The Company entered into a term loan and revolving credit facility on June 17, 2016 (the "2016 Credit Agreement"). As discussed below, the 2016 Credit Agreement was amended three times during 2017 in conjunction with the acquisition of CEB. As of June 30, 2017, the 2016 Credit Agreement provides for a $1.5 billion Term loan A facility, a $500.0 million Term loan B facility, and a $1.2 billion revolving credit facility. The 2016 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants that apply a maximum leverage ratio and a minimum interest expense coverage ratio, and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, merge, dispose of assets, pay dividends, repurchase stock, make investments and enter into certain transactions with affiliates. The Company was in full compliance with the covenants as of June 30, 2017.

The Company borrowed a total of $2.78 billion for the CEB acquisition. The Company borrowed $1.675 billion under the 2016 Credit Agreement, which consisted of $900.0 million under an increased Term loan A facility, $500.0 million under a new Term loan B facility, and $275.0 million on its existing revolving credit facility. The $1.675 billion drawn under the 2016 Credit Agreement, along with the funds raised through the issuance of $800.0 million Senior Notes and $300.0 million 364-Bridge Credit Facility discussed below, were used to fund the CEB acquisition and related costs.

On January 20, 2017, the Company entered into a First Amendment to the 2016 Credit Agreement, which was entered into to permit the acquisition of CEB and the incurrence of additional debt to finance, in part, the acquisition and repay certain debt of CEB, and to modify certain covenants. On March 20, 2017, the Company entered into a Second Amendment to the 2016 Credit Agreement. The Second Amendment was also entered into in connection with the acquisition of CEB and was executed primarily to extend the maturity date of the Term loan A facility and revolving credit facility through March 20, 2022 and to revise the interest rate and amortization schedule. On April 5, 2017, in conjunction with the closing of the CEB acquisition, the Company entered into a Third Amendment to the 2016 Credit Agreement with its lenders (the "Incremental Amendment"). The Incremental Amendment increased the aggregate principal amount of the existing Term loan A facility by $900.0 million and added a new incremental Term loan B facility in an aggregate principal amount of $500.0 million.

The Term loan A facility will be repaid in 16 consecutive quarterly installments that commenced on June 30, 2017, plus a final payment to be made on March 20, 2022. The additional amount drawn under the Term loan A facility has the same maturity date and is subject to the same interest, repayment terms, amortization schedules, representations and warranties, affirmative and negative covenants and events of default as the amounts outstanding under such facility prior to entry by the Company into the Incremental Amendment. The revolving credit facility may be borrowed, repaid, and re-borrowed through March 20, 2022, at which time all amounts must be repaid. Amounts borrowed under the Term loan A facility and the revolving credit facility bear interest at a rate equal to, at the Company's option, either:

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

364-day Bridge Credit Facility

On April 5, 2017, in conjunction with the acquisition of CEB, the Company entered into a senior unsecured 364-day Bridge Credit Facility in an aggregate principal amount of $300.0 million, which was immediately drawn down to fund a portion of the purchase price associated with the CEB acquisition.

The 364-day Bridge Credit Facility will mature on the 364th day after the closing date of the acquisition. Amounts outstanding under the 364-day Bridge Credit Facility bear interest at a rate per annum equal to, at the option of the Company: (i) adjusted LIBOR plus 2.75% or (ii) an alternate base rate plus 1.75%, with the margins on both increasing by 0.25% 180 days after the closing date and an additional 0.25% each 90 days thereafter. The 364-day Bridge Credit Facility contains representations and warranties, affirmative and negative covenants and events of default that are substantially the same as in the 2016 Credit Agreement. Additionally, the 364-Day Bridge Credit Facility includes mandatory prepayment requirements related to the receipt by the Company of repatriated funds from its foreign subsidiaries, subject to certain exceptions and reduced by any taxes payable or reasonably estimated by the Company to be payable upon such repatriation and proceeds from certain debt and equity issuances.

Senior Notes

On March 30, 2017, also in conjunction with the acquisition of CEB, the Company issued $800.0 million aggregate principal amount of 5.125% Senior Notes due 2025 (the “Senior Notes”). The proceeds of the Senior Notes were also used to fund a portion of the purchase price associated with the CEB acquisition.

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

Outstanding Borrowings - June 30, 2017

The following table summarizes the Company’s total outstanding borrowings (in thousands):

	Balance	Balance
	June 30,	December 31,
Description:	2017	2016
2016 Credit Agreement - Term loan A facility (1)	$1,466,438	$585,000
2016 Credit Agreement - Term loan B facility (1)	498,750	—
2016 Credit Agreement - Revolving credit facility (1), (2)	500,000	115,000
364-day bridge credit facility (3)	200,000	—
Senior notes (4)	800,000	—
Other (5)	2,500	2,500
Principal amount outstanding (6)	$3,467,688	$702,500
Less: deferred financing fees (7)	(49,803)	(8,109)
Net balance sheet carrying amount	$3,417,885	$694,391

(1)
The contractual annualized interest rate as of June 30, 2017 on the Term loan A and B facilities was 3.23%, which consisted of a floating eurodollar base rate of 1.23% plus a margin of 2.00%. The contractual annualized interest rate on the revolving credit facility was 3.73%, which consisted of a floating eurodollar base rate of 1.23% plus a margin of 2.50%. However, the Company has interest rate swap contracts which effectively convert the floating eurodollar base rates on a portion of the amounts outstanding to a fixed base rate.

(2)	The Company had $675.0 million of available borrowing capacity on the revolver (not including the expansion feature) as of June 30, 2017.

(3)
Consists of a 364-day Bridge Credit Facility loan that matures on April 4, 2018 and bears interest at a rate per annum equal to, at the option of the Company: (i) adjusted LIBOR plus 2.75% or (ii) an alternate base rate plus 1.75%, with the margins on both increasing by 0.25% 180 days after the closing date of the CEB acquisition and an additional 0.25% each 90 days thereafter. The original amount of the 364-day Bridge facility loan borrowing was $300.0 million but the Company repaid $100.0 million during the second quarter of 2017. The contractual annualized interest rate as of June 30, 2017 was 3.98%, which consisted of a 1.23% base rate plus a margin of 2.75%.

(4)
Consists of $800.0 million principal amount of Senior Notes outstanding, which the Company issued on March 30, 2017 to finance in part the CEB acquisition. The Senior Notes pay a fixed rate of 5.125% and have an eight year maturity.

(5)
Consists of a $2.5 million State of Connecticut economic development loan with a 3.00% fixed rate of interest. The loan was originated in 2012 and has a 10 year maturity. Principal payments are deferred for the first five years and the loan may be repaid at any point by the Company without penalty.

(6)
The average annual effective rates on the Company's total debt outstanding for the three and six months ended June 30, 2017, including the effect of its interest rate swaps discussed below, were 3.62% and 3.46%, respectively.

(7)
The deferred financing fees are being amortized to Interest Expense, net over the term of the respective debt obligation. During the six months ended June 30, 2017, the Company paid $51.2 million in additional deferred financing fees and recorded a charge of approximately $6.1 million for the write-off of deferred financing fees related to the prior financing arrangement.

Interest Rate Swaps

The Company has fixed-for-floating interest rate swap contracts which it designates as accounting hedges of the forecasted interest payments on the Company’s variable rate borrowings. The Company pays base fixed rates on the swaps and in return receives a floating eurodollar base rate on 30 day notional borrowings. The Company accounts for the interest rate swaps as cash flow hedges in accordance with FASB ASC Topic 815. Since the swaps hedge forecasted interest payments, changes in the fair value of the swaps are recorded in accumulated other comprehensive income (loss), a component of equity, as long as the swaps continue to be highly effective hedges of the designated interest rate risk. Any ineffective portion of change in the fair value of the hedges is recorded in earnings. All of the swaps were highly effective hedges of the forecasted interest payments as of June 30, 2017. The interest rate swaps had a total negative fair value (liability) to the Company of $10.2 million at June 30, 2017, which is deferred and recorded in Accumulated other comprehensive loss, net of tax effect.

Note 8 — Equity

Share Repurchase Program

The Company has a $1.2 billion board approved authorization to repurchase the Company's common stock, of which $1.1 billion remained available as of June 30, 2017. The Company may repurchase its common stock from time to time in amounts and at prices the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases, private transactions or other transactions and will be funded from cash on hand and borrowings under the Company’s credit arrangement.

The Company’s recent share repurchase activity is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Number of shares repurchased (1)	101,614	66,087	320,366	532,910
Cash paid for repurchased shares (in thousands) (2)	$11,808	$6,480	$33,786	$51,967

(1) The average purchase price for repurchased shares was $116.20 and $105.46 for the three and six months ended June 30, 2017, respectively, and $98.03 and $84.00 for the three and six months ended June 30, 2016.

(2) The cash paid for the six months ended June 30, 2016 included $7.2 million for share repurchases that were executed in late December 2015 and were settled in early January 2016.

Share Issuance Related to the Acquisition of CEB

On April 5, 2017, the Company completed the CEB acquisition and issued 7.4 million of its common shares at a fair value of $109.65 per common share. Note 2 — Acquisitions provides additional information regarding the CEB acquisition. The fair value of the Company's common stock was determined based on an average of the high and low prices of the common stock as reported by the New York Stock Exchange on April 5, 2017, the date of the acquisition.

Accumulated Other Comprehensive (Loss) Income ("AOCL/I")

The following tables disclose information about changes in AOCL/I by component and the related amounts reclassified out of AOCL/I to income during the periods indicated (net of tax, in thousands) (1):

For the three months ended June 30, 2017:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance - March 31, 2017	$(3,977)	$(5,749)	$(38,106)	$(47,832)
Changes during the period:
Change in AOCL/I before reclassifications to income	(3,528)	—	1,024	(2,504)
Reclassifications from AOCL/I to income during the period (2), (3)	1,398	49	—	1,447
Other comprehensive (loss) income for the period	(2,130)	49	1,024	(1,057)
Balance – June 30, 2017	$(6,107)	$(5,700)	$(37,082)	$(48,889)

For the three months ended June 30, 2016:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – March 31, 2016	$(10,212)	$(4,795)	$(34,423)	$(49,430)
Changes during the period:
Change in AOCL/I before reclassifications to income	(3,095)	—	3,335	240
Reclassifications from AOCL/I to income during the period (2), (3)	1,149	38	—	1,187
Other comprehensive (loss) income for the period	(1,946)	38	3,335	1,427
Balance – June 30, 2016	$(12,158)	$(4,757)	$(31,088)	$(48,003)

For the six months ended June 30, 2017:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2016	$(1,409)	$(5,797)	$(42,477)	$(49,683)
Changes during the period:
Change in AOCL/I before reclassifications to income	(6,921)	—	5,395	(1,526)
Reclassifications from AOCL/I to income during the period (2), (3)	2,223	97	—	2,320
Other comprehensive (loss) income for the period	(4,698)	97	5,395	794
Balance – June 30, 2017	$(6,107)	$(5,700)	$(37,082)	$(48,889)

For the six months ended June 30, 2016:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2015	$(3,079)	$(4,832)	$(36,491)	$(44,402)
Changes during the period:
Change in AOCL/I before reclassifications to income	(11,452)	—	5,403	(6,049)
Reclassifications from AOCL/I to income during the period (2), (3)	2,373	75	—	2,448
Other comprehensive (loss) income for the period	(9,079)	75	5,403	(3,601)
Balance – June 30, 2016	$(12,158)	$(4,757)	$(31,088)	$(48,003)

(1)	Amounts in parentheses represent debits (deferred losses).

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

Note 9 — Income Taxes

The provision for income taxes for the three months ended June 30, 2017 was a benefit of $50.5 million on a pretax loss of $(142.8) million compared to an expense of $25.6 million on pretax income of $77.2 million in the three months ended June 30, 2016. The effective income tax rate was 35.4% for the three months ended June 30, 2017 and 33.1% for the same period in 2016. The quarter-

over-quarter change in the effective income tax rate was primarily attributable to favorable estimated mix of earnings and an increase in stock-based compensation benefits.

The provision for income taxes for the six months ended June 30, 2017 was a benefit of $38.4 million on a pretax loss of $(94.3) million compared to an expense of $40.9 million on pretax income of $137.5 million in the six months ended June 30, 2016. The effective income tax rate was 40.7% for the six months ended June 30, 2017 and 29.7% for the same period in 2016. The increase in the effective income tax rate was primarily attributable to a favorable estimated mix of earnings and an increase in stock-based compensation benefits.

As of June 30, 2017 and December 31, 2016, the Company had gross unrecognized tax benefits of $64.7 million and $37.1 million, respectively. The increase is largely attributable to unrecognized tax benefits of CEB included in the purchase price allocation. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $8.0 million within the next 12 months, due to the anticipated closure of audits and the expiration of certain statutes of limitation.

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

June 30, 2017
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI
Interest rate swaps (1)	5	$1,400,000	$(10,179)	Other liabilities	(6,107)
Foreign currency forwards (2)	25	64,788	(101)	Accrued liabilities	—
Total	30	$1,464,788	$(10,280)		(6,107)

December 31, 2016
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI
Interest rate swaps (1)	3	$700,000	$(2,349)	Other liabilities	$(1,409)
Foreign currency forwards (2)	84	86,946	(320)	Accrued liabilities	—
Total	87	$786,946	$(2,669)		$(1,409)

(1)
The swaps have been designated and are accounted for as cash flow hedges of the forecasted interest payments on borrowings. As a result, changes in fair value of the swaps are deferred and are recorded in AOCL/I, net of tax effect (see Note 7 — Debt for additional information).

(2)
The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other expense, net since the Company does not designate these contracts as hedges for accounting purposes. All of the contracts outstanding at June 30, 2017 matured by the end of July 2017.

(3)	See Note 11 — Fair Value Disclosures for the determination of the fair value of these instruments.

At June 30, 2017, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties, and none of the derivative contracts contained credit-risk related contingent features. The following table provides information regarding amounts recognized in the Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amount recorded in:	2017	2016	2017	2016
Interest expense, net (1)	$2,331	$1,969	$3,706	$3,956
Other expense, net (2)	585	240	804	575
Total expense, net	$2,916	$2,209	$4,510	$4,531

(1)	Consists of interest expense from interest rate swap contracts.

(2)	Consists of realized and unrealized gains and losses on foreign currency forward contracts.

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

The Company’s assets and liabilities that are remeasured to fair value are presented in the following table (in thousands):

	Fair Value	Fair Value
Description:	June 30, 2017	December 31, 2016
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$11,591	$10,247
Total Level 1 inputs	11,591	10,247
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	30,048	27,847
Foreign currency forward contracts (2)	35	165
Total Level 2 inputs	30,083	28,012
Total Assets	$41,674	$38,259
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$47,032	$43,075
Foreign currency forward contracts (2)	136	485
Interest rate swap contracts (3)	10,179	2,349
Total Level 2 inputs	57,347	45,909
Total Liabilities	$57,347	$45,909

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

Note 12 — Employee Benefits

Defined-Benefit Pension Plans

The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company’s defined-benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $0.8 million and $1.5 million for the three and six months ended June 30, 2017, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2016.

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

The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of June 30, 2017, the Company did not have any material payment obligations under any such indemnification agreements.

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

Acquisition of CEB Inc.

On April 5, 2017, the Company completed its previously announced acquisition of CEB Inc. ("CEB"). Note 2 — Acquisitions in the Notes to the Condensed Consolidated Financial Statements provides additional information regarding the CEB acquisition. Our operating results discussed below for the three and six months ended June 30, 2017 include the results of CEB beginning on the acquisition date. References to "traditional Gartner" operating results and business measurements below refer to Gartner excluding CEB. References to "CEB" below refer to the operating results and business measurements of CEB subsequent to the acquisition.

Impact of Stock-Based Compensation Accounting Rule Change

In the third quarter of 2016, the Company early adopted FASB Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"), which changed the accounting for stock-based compensation awards. The accounting changes required by ASU No. 2016-09 were applied to the beginning of the Company's 2016 fiscal year, and as a result certain previously reported financial results for the three and six months ended June 30, 2016 were revised. Note 1 — Business and Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements provides additional information.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Factors That May Affect Future Performance” and elsewhere in this Quarterly Report and in the 2016 Form 10-K. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers should review carefully our risk factors described herein and in our 2016 Form 10-K.

BUSINESS OVERVIEW

Gartner, Inc. (NYSE: IT) is the world’s leading research and advisory company. The Company helps business leaders across all major functions in every industry and enterprise size with the objective insights they need to make the right decisions. Gartner's comprehensive suite of services delivers strategic advice and proven best practices to help clients succeed in their mission-critical priorities. Gartner is headquartered in Stamford, Connecticut, U.S.A., and has more than 13,000 associates serving clients in over 11,000 enterprises in approximately 100 countries.

Research provides objective insight and advice on the mission-critical priorities of functional leaders across the C-suite, as well as technology companies and the institutional investment community, through reports, briefings, proprietary tools, access to our analysts, peer networking services and membership programs that enable our clients to make better decisions.

Consulting provides customized solutions to unique client needs through on-site, day-to-day support, as well as proprietary tools for measuring and improving IT performance with a focus on cost, performance, efficiency and quality.

Events provides IT, supply chain, HR, marketing, and other business professionals the opportunity to attend conferences to learn, share and network. From our flagship CIO event Gartner Symposium/ITxpo, to industry-leading conferences focused on specific business roles and topics, to member-driven sessions, our events provide attendees with valuable insight and advice.

Talent Assessment & Other helps organizations assess, engage, manage, and improve talent. This is accomplished through knowledge and skills assessments, training programs, workshops, and survey and questionnaire services. These products and services use science and data to assist clients with achieving their particular business results and objectives.

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

Events	Number of events represents the total number of hosted events completed during the period. Single day, local events are excluded.

Number of attendees represents the total number of people who attend events. Single day, local events are excluded.

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

We had total revenues of $843.7 million in the second quarter of 2017, an increase of 38% compared to the second quarter of 2016. Quarter-over-quarter revenues for Research, Consulting and Events increased 34%, 6% and 37%, respectively, during the second quarter of 2017, which include the results of the CEB acquisition beginning on April 5, 2017. As a result of the acquisition, beginning in the second quarter of 2017, we now present a new reportable segment, Talent Assessment & Other, which contributed $47.1 million of revenues during 2017. For a more complete discussion of our results by segment, see Segment Results below. Additionally, Note 2 — Acquisitions in the Notes to the Condensed Consolidated Financial Statements provides information regarding the CEB acquisition.

For the second quarter of 2017, we had a net loss of $(92.3) million and a diluted loss per share of $(1.03). Cash provided by operating activities was $82.7 million and $161.8 million during the six months ended June 30, 2017 and 2016, respectively. We had $589.3 million of cash and cash equivalents at June 30, 2017 and $675.0 million of available borrowing capacity on our revolving credit facility. For a more complete discussion of our cash flows and financial position, see Liquidity and Capital Resources below.

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

•
Talent Assessment & Other revenues arising from knowledge and skill assessment services are recognized depending on the nature of the underlying contract: (i) ratably over the term of the service period; (ii) upon delivery; or (iii) on a proportional performance basis. Revenues from training programs and survey and questionnaire products are primarily recognized upon delivery of the service.

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

The following table provides our total fees receivable and the related allowance for losses (in thousands):

	June 30, 2017	December 31, 2016
Total fees receivable	$895,793	$650,413
Allowance for losses	(9,400)	(7,400)
Fees receivable, net	$886,393	$643,013

Goodwill and other intangible assets —The Company evaluates recorded goodwill in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350, which requires goodwill to be assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. In addition, an impairment evaluation of our amortizable intangible assets may also be performed if events or circumstances indicate potential impairment. Among the factors that could trigger an impairment review are our current operating results relative to our annual plan or historical performance; changes in our strategic plan or use of our assets; restructuring charges or other changes in our business segments; competitive pressures and changes in the general economy or in the markets in which we operate; and a significant decline in our stock price and our market capitalization relative to our net book value.

FASB ASC Topic 350 requires an annual assessment of the recoverability of recorded goodwill, which can be either quantitative or qualitative in nature, or a combination of the two approaches. Both methods utilize estimates which, in turn, require judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of the resulting estimates are subject to uncertainty. If our goodwill impairment evaluation determines that the fair value of a reporting unit is less than its related carrying amount, we may recognize an impairment charge. Among the factors we consider in a qualitative assessment are general economic conditions and the competitive environment; actual and projected reporting unit financial performance; forward-looking business measurements; and external market assessments. A quantitative analysis requires management to consider each of the factors relevant to a qualitative assessment, as well as the utilization of detailed financial projections, to include the rate of revenue growth, profitability, and cash flows, as well as assumptions regarding discount rates, the Company's weighted-average cost of capital, and other data, in order to determine a fair value for our reporting units. We conducted a qualitative assessment of the fair value of all of the Company's reporting units during the quarter ended September 30, 2016. The results of this test determined that the fair values of the Company's reporting units continue to exceed their respective carrying values.

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

Accounting for stock-based compensation — The Company accounts for stock-based compensation awards in accordance with FASB ASC Topics 505 and 718 and SEC Staff Accounting Bulletins No. 107 and No. 110. The Company recognizes stock-based compensation expense, which is based on the fair value of the award on the date of grant, over the related service period (see Note 4 — Stock-Based Compensation in the Notes to the Condensed Consolidated Financial Statements for additional information). Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards requires the use of certain complex and subjective assumptions, including the expected life of a stock-based compensation award and the Company’s Common Stock price volatility. In addition, determining the appropriate periodic stock-based compensation expense requires management to estimate the likelihood of the achievement of certain performance targets. The assumptions used in calculating the fair values of stock-based compensation awards and the related periodic expense represent management’s best estimates, which involve inherent uncertainties and the application of judgment. As a result, if circumstances change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, then the amount of expense may need to be adjusted and future stock-based compensation expense could be materially different from what has been recorded in the current period.

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

RESULTS OF OPERATIONS
Overall Results
The following table presents an analysis of selected line items and period-over-period changes in our interim Condensed Consolidated Statements of Operations for the periods indicated (in thousands). The operating results of CEB are included beginning on April 5, 2017, the date of acquisition.

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	$843,731	$609,998	$233,733	38%
Costs and expenses:
Cost of services and product development	352,004	231,422	(120,582)	(52)
Selling, general and administrative	408,226	272,009	(136,217)	(50)
Depreciation	18,057	9,025	(9,032)	(100)
Amortization of intangibles	65,500	6,210	(59,290)	>(100)
Acquisition and integration charges	98,332	8,033	(90,299)	>(100)
Operating (loss) income	(98,388)	83,299	(181,687)	>(100)
Interest expense, net	(43,956)	(7,356)	(36,600)	>(100)
Other (expense) income, net	(407)	1,248	(1,655)	>(100)
(Benefit from) provision for income taxes	(50,470)	25,565	76,035	>100
Net (loss) income (1)	$(92,281)	$51,626	$(143,907)	>(100)%

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	$1,468,900	$1,167,264	$301,636	26%
Costs and expenses:
Cost of services and product development	589,613	443,463	(146,150)	(33)
Selling, general and administrative	712,470	529,420	(183,050)	(35)
Depreciation	28,297	17,859	(10,438)	(58)
Amortization of intangibles	71,790	12,393	(59,397)	>(100)
Acquisition and integration charges	111,604	16,401	(95,203)	>(100)
Operating (loss) income	(44,874)	147,728	(192,602)	>(100)
Interest expense, net	(49,862)	(13,362)	(36,500)	>(100)
Other income (expense), net	482	3,132	(2,650)	(85)
(Benefit from) provision for income taxes	(38,406)	40,884	79,290	>100
Net (loss) income (1)	$(55,848)	$96,614	(152,462)	>(100)%

(1)
The Company adopted FASB Accounting Standards Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU No. 2016-09") in the third quarter of 2016. The accounting changes required by the standard were applied to the beginning of the Company's 2016 fiscal year. As a result, the previously reported net income for the three and six months ended June 30, 2016 has been revised and includes increases of $3.7 million and $8.5 million, respectively. Note 1 — Business and Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements provides additional information.

Total revenues for the three months ended June 30, 2017 increased $233.7 million, to $843.7 million, an increase of 38% compared to the three months ended June 30, 2016 and 40% adjusted for the impact of foreign currency exchange. CEB contributed $152.6 million of the increase. Revenues for the six months ended June 30, 2017 increased $301.6 million, to $1.5 billion, an increase of 26% compared to the six months ended June 30, 2016, and 27% adjusted for foreign exchange impact, with CEB contributing

$152.6 million, the same as the quarter. Please refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development increased $120.6 million, or 52%, in the second quarter of 2017 compared to the second quarter of 2016, but excluding the impact of foreign exchange, costs increased 55%. Approximately $88.8 million of the increase was attributable to CEB. The $31.8 million increase attributable to traditional Gartner was primarily due to higher payroll and related benefits costs resulting from increased headcount, which increased 16%. Cost of services and product development as a percentage of revenues was 42% and 38% for the second quarter of 2017 and 2016, respectively. For the six months ended June 30, 2017 compared to the same period in 2016, cost of services and product development expense increased $146.2 million, or 33% in the 2017 period. Adjusted for the foreign exchange impact, cost of service and product development increased 35% in the 2017 period. Approximately $88.8 million of the increase was attributable to CEB, consistent with the quarter. Approximately $57.4 million of the increase was attributable to traditional Gartner, with the increase primarily due to higher payroll and benefit costs due to increased headcount, consistent with the quarter. Cost of services and product development as a percentage of revenues was 40% and 38% for the six months ended June 30, 2017 and 2016, respectively.

Selling, general and administrative (“SG&A”) expense increased $136.2 million, or 50%, in the second quarter of 2017 compared to the second quarter of 2016, and 52% adjusted for the impact of foreign exchange. Approximately $90.3 million of the increase was attributable to CEB. Gartner traditional costs for the quarter increased $45.9 million, primarily due to a $30.0 million in higher payroll and related benefits costs reflecting a 16% overall headcount increase and $9.0 million in higher commissions due to increased sales bookings. The 16% overall headcount growth includes a 12% increase in quota-bearing sales associates, which increased to 2,574 at June 30, 2017. For the six months ended June 30, 2017, SG&A expense increased $183.1 million, a 35% increase as reported and 36% adjusted for the foreign exchange impact. Approximately $90.3 million of the increase was attributable to CEB and $92.8 million due to traditional Gartner, driven by the same factors as the quarterly increase.

Depreciation increased $9.0 million and $10.4 million during the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016, primarily due to property, equipment and leasehold improvements acquired with CEB, and to a lesser extent, additional traditional Gartner investment.

Amortization of intangibles increased $59.3 million and $59.4 million during the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016 due to additional amortization from the intangibles recorded in connection with our recent acquisitions.

Acquisition and integration charges increased $90.3 million and $95.2 million during the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016. These increases reflect the additional charges resulting from our recent acquisitions and primarily consist of higher professional fees, severance, stock-based compensation charges, and an accrual for exit costs of approximately $20.8 million for office space that the Company does not intend to occupy at a new building in Arlington. To date the Company has not made any payments related to the excess space.

During the three months ended June 30, 2017, we had an operating loss of $(98.4) million compared to operating income of $83.3 million during the three months ended June 30, 2016. The decline reflects several factors. We had a lower segment contribution margin in our Research business resulting from the CEB deferred revenue fair value adjustment. We also had substantially higher acquisition-related costs, including depreciation, amortization of intangibles, and acquisition and integration charges. During the six months ended June 30, 2017, our operating loss was $(44.9) million, compared to operating income of $147.7 million during the six months ended June 30, 2016. The 2017 six month period was similarly affected by the same factors as the second quarter of 2017.

Interest expense, net increased $36.6 million and $36.5 million during the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016. The increases were primarily due to higher borrowings in the second quarter of 2017 compared to the second quarter of 2016.

Other income, net for the periods presented herein primarily reflects the net impact of foreign currency gains and losses from our hedging activities, as well as the sale of certain state tax credits and the recognition of other tax incentives.

The provision for income taxes for the three months ended June 30, 2017 was a benefit of $50.5 million on a pretax loss of $(142.8) million compared to an expense of $25.6 million on pretax income of $77.2 million in the three months ended June 30, 2016. The effective income tax rate was 35.4% for the three months ended June 30, 2017 and 33.1% for the same period in 2016. The quarter-over-quarter change in the effective income tax rate was primarily attributable to favorable estimated mix of earnings and an increase in stock-based compensation benefits. The provision for income taxes for the six months ended June 30, 2017 was a benefit of $38.4 million on a pretax loss of $(94.3) million compared to an expense of $40.9 million on pretax income of $137.5 million in the six months ended June 30, 2016. The effective income tax rate was 40.7% for the six months ended June 30, 2017 and 29.7% for the same period in 2016. The increase in the effective income tax rate was primarily attributable to a favorable estimated mix of earnings and an increase in stock-based compensation benefits.

During the three months ended June 30, 2017, our net loss was $(92.3) million, compared to net income of $51.6 million during the three months ended June 30, 2016. During the six months ended June 30, 2017, our net loss was $(55.8) million, compared to net income of $96.6 million during the six months ended June 30, 2016. Both the quarter-over-quarter and year-over-year changes primarily reflect declines in our operating profitability and higher interest expense, partially offset by income tax benefits in the 2017 periods.

SEGMENT RESULTS

We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income (loss), excluding certain Cost of services and product development charges, SG&A expenses, Depreciation, Acquisition and integration charges, and Amortization of intangibles. Gross contribution margin is defined as gross contribution as a percentage of revenues.

On April 5, 2017, Gartner completed its previously announced acquisition of CEB. With the CEB acquisition, Gartner is reporting four business segments reflecting the Company’s enlarged scale and breadth of advisory services.

The Company’s reportable segments are as follows:

•
Research - includes our previous Gartner Research segment as well as the results of CEB’s core subscription-based best practice and decision support research activities. In addition, Research now includes our Strategic Advisory Services ("SAS") business, which was previously included in the Consulting segment. Research consists primarily of subscription-based research products, access to research inquiry, peer networking services, and membership programs.

•
Consulting - includes our previous Gartner Consulting segment except, as noted above, the results of our SAS business are now included in the Research segment. Consulting consists primarily of consulting and measurement engagements.

•
Events - includes the results of our previous Gartner Events segment and the results of CEB’s former Evanta business and destination event activities. Events provides IT, supply chain, HR, marketing, and other business professionals the opportunity to attend conferences to learn, share and network.

•
Talent Assessment & Other - this is a new segment for Gartner and it includes CEB's previously disclosed Talent Assessment business as well as certain CEB non-subscription based talent products and services.

The sections below present the results of our four reportable business segments. References to "traditional Gartner" operating results and business measurements below refers to Gartner excluding CEB. References to "CEB" below refer to the operating results and business measurements of CEB subsequent to the acquisition.

Research

	As Of And For The Three Months Ended June 30, 2017	As Of And For The Three Months Ended June 30, 2016	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2017	As Of And For The Six Months Ended June 30, 2016	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$613,732	$456,690	$157,042	34%	$1,125,038	$904,280	$220,758	24%
Gross contribution (1)	$400,571	$318,621	$81,950	26%	$751,684	$631,630	$120,054	19%
Gross contribution margin	65%	70%	(5) points	—	67%	70%	(3) points	—

Business Measurements:
Traditional Gartner:
Total contract value (1)	$1,996,000	$1,754,100	$241,900	14%
Client retention	83%	83%	—	—
Wallet retention	105%	104%	1 point	—
CEB:
Total contract value (1)	$578,000
Wallet retention	94%

(1)	Dollars in thousands.

Research segment revenues increased $157.0 million, or 34%, during the three months ended June 30, 2017 compared to the same quarter in 2016 on a reported basis and 33% adjusted for the foreign exchange impact. Traditional Gartner revenues increased $66.9 million in the second quarter of 2017 compared to 2016, a 15% increase as reported and 16% adjusted for the foreign exchange impact. CEB contributed $90.1 million of the quarter-over-quarter revenue increase. The segment gross contribution margin was 65% and 70% in the second quarters of 2017 and 2016, respectively, a decline of 5 points. Approximately 3 points of the decrease was attributable to the deferred revenue fair value adjustment resulting from the CEB acquisition.

For the six month periods, revenues increased $220.8 million, or 24%, during 2017 on both a reported basis and adjusted for the impact of foreign currency exchange rates. Gross contribution margin was 67% and 70% during the six months ended June 30, 2017 and 2016, respectively, with the decrease primarily driven by the impact of the deferred revenue fair value adjustment resulting from the CEB acquisition, consistent with the quarter. Traditional Gartner revenues increased $130.7 million in the second quarter of 2017 compared to 2016, a 14% increase reported and 15% adjusted for the foreign exchange impact. CEB contributed $90.1 million of the six month revenue increase, the same as the quarter.
Traditional Gartner total contract value was approximately $2.0 billion at June 30, 2017, an increase of 14% as reported and 15% on a foreign exchange neutral basis compared to June 30, 2016. Traditional Gartner client retention was 83% in both second quarter 2017 and 2016, while wallet retention was 105% in second quarter 2017 and 104% in second quarter 2016. Traditional Gartner total contract value as of June 30, 2017 increased by double-digits across all of the Company’s sales regions and client sizes and almost every industry segment compared to June 30, 2016. CEB contract value was $578.0 million at June 30, 2017.

Consulting

	As Of And For The Three Months Ended June 30, 2017	As Of And For The Three Months Ended June 30, 2016	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2017	As Of And For The Six Months Ended June 30, 2016	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$91,693	$86,548	$5,145	6%	$170,287	$164,169	$6,118	4%
Gross contribution (1)	$31,433	$28,341	$3,092	11%	$55,370	$52,895	$2,475	5%
Gross contribution margin	34%	33%	1 point	—	33%	32%	1 point	—

Business Measurements:
Backlog (1) (2)	$91,000	$93,300	$(2,300)	(2)%
Billable headcount	667	626	41	7%
Consultant utilization	65%	69%	(4) points	—	65%	68%	(3) points	—
Average annualized revenue per billable headcount (1)	$378	$408	$(30)	(7)%	$369	$397	$(28)	(7)%

(1)	Dollars in thousands.

(2)	The June 30, 2016 traditional Gartner $93.3 million backlog amount has been restated to reflect the reclassification of the SAS business.

Consulting revenues increased 6% during the three months ended June 30, 2017 compared to the same quarter in 2016 on a reported basis and 8% adjusted for the impact of foreign currency exchange. Revenues were strong in our contract optimization business, which offset a modest decline in labor-based revenues. Gross contribution margin was 34% for the three months ended June 30, 2017 and 33% for the three months ended June 30, 2016. For the six month periods, revenues increased 4% during 2017 on a reported basis and 6% adjusted for the impact of foreign currency exchange, while gross contribution margin increased by one point.

Backlog decreased by $2.3 million, or 2%, year-over-year. The $91.0 million of backlog at June 30, 2017 represents approximately 4 months of backlog, which is in line with the Company's operational target.

Events

	As Of And For The Three Months Ended June 30, 2017	As Of And For The Three Months Ended June 30, 2016	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2017	As Of And For The Six Months Ended June 30, 2016	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$91,205	$66,760	$24,445	37%	$126,474	$98,815	$27,659	28%
Gross contribution (1)	$49,735	$36,062	$13,673	38%	$63,302	$49,045	$14,257	29%
Gross contribution margin	55%	54%	1 point	—	50%	50%	—	—

Business Measurements:
Traditional Gartner:
Number of events (2)	25	25	—	—	36	37	(1)	(3)%
Number of attendees (2)	18,064	15,451	2,613	17%	27,099	23,091	4,008	17%
CEB:
Number of events (2)	1
Number of attendees (2)	475

(1)	Dollars in thousands.

(2)	Single day, local events are excluded.

Events revenues increased $24.4 million, or 37%, during the three months ended June 30, 2017 compared to the same quarter in 2016 on both a reported and adjusted for the impact of foreign currency exchange. Traditional Gartner revenues increased $8.9 million in the second quarter of 2017 compared to 2016, a 13% increase as reported and adjusted for the foreign exchange impact. CEB contributed $15.5 million of the revenue increase. The segment gross contribution margin was 55% and 54% in the second quarter of 2017 and 2016, respectively. We held 25 events in the traditional Gartner business in both the second quarter of 2017 and 2016, while the number of attendees for the second quarter of 2017 increased 17% and exhibitors increased 6%, with average revenue per attendee up by 3% and average revenue per exhibitor up by 4%. CEB held one event with 475 attendees in the second quarter of 2017.

Events revenues increased $27.7 million, or 28%, during the six months ended June 30, 2017 compared to the same period in 2016 on a reported basis and 29% adjusted for the impact of foreign currency exchange. Traditional Gartner revenues increased $12.2 million in the second quarter of 2017 compared to 2016, a 12% increase as reported and 13% adjusted for the foreign exchange impact. CEB contributed $15.5 million of the revenue increase. The segment gross contribution margin was 50% in both 2017 and 2016. We held one fewer event in the traditional Gartner business in 2017 compared to 2016, while the number of attendees increased 17% and exhibitors increased 2%, with average revenue per attendee up by 3% and average revenue per exhibitor up by 6%. Consistent with the quarter, CEB held one event with 475 attendees in the six months ended June 30, 2017.

Talent Assessment & Other

For Both The Three and Six Months Ended June 30, 2017
Financial Measurements:
Revenues (1)	$47,101
Gross contribution (1)	$17,297
Gross contribution margin	37%

(1)	Dollars in thousands.

The Talent Assessment & Other segment is a new segment for Gartner resulting from the CEB acquisition. Revenue for the three and six months ended June 30, 2017 was $47.1 million.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and borrowings (Note 7 — Debt in the Notes to the Condensed Consolidated Financial Statements provides additional information regarding the Company's 2016 Credit Agreement and other outstanding debt obligations). At June 30, 2017, we had $589.3 million of cash and cash equivalents and $675.0 million of available borrowing capacity on the revolving credit facility under our 2016 Credit Agreement. We believe that the Company has adequate liquidity to meet its currently anticipated needs.

Our cash and cash equivalents are held in numerous locations throughout the world. At June 30, 2017, approximately 94% of our cash and cash equivalents was held overseas, with a substantial portion representing accumulated undistributed earnings of our non-U.S. subsidiaries. Under U.S. GAAP, no provision for income taxes that may result from the remittance of accumulated undistributed foreign earnings is required if the Company intends to reinvest such earnings overseas indefinitely. While our current plans do not demonstrate a need to repatriate accumulated undistributed foreign earnings to fund our U.S. operations or otherwise satisfy the liquidity needs of our U.S. operations, the Company has not asserted its intention to indefinitely reinvest approximately $80.0 million of CEB accumulated undistributed foreign earnings. As a result, the purchase price allocation for CEB includes a deferred tax liability of approximately $12.0 million for the estimated tax that could result from the remittance of these earnings. The Company continues to assert its intention to reinvest all other accumulated undistributed foreign earnings, except in instances in which the repatriation of those earnings would result in minimal additional tax. As a result, the Company has not recognized additional income tax expense that could result from the remittance of all other accumulated undistributed foreign earnings.

The following table summarizes the changes in the Company’s cash and cash equivalents for the periods indicated (in thousands):

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Cash Increase (Decrease)
Cash provided by operating activities (1)	$82,718	$161,783	$(79,065)
Cash used in investing activities	(2,663,969)	(55,233)	(2,608,736)
Cash provided by (used in) financing activities (1)	2,685,894	(42,240)	2,728,134
Net increase in cash and cash equivalents (1)	104,643	64,310	40,333
Effects of exchange rates	10,406	7,767	2,639
Beginning cash and cash equivalents	474,233	372,976	101,257
Ending cash and cash equivalents	$589,282	$445,053	$144,229

(1)
The Company adopted FASB Accounting Standards Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU No. 2016-09") in the third quarter of 2016. The accounting changes required by the standard were applied to the beginning of the Company's 2016 fiscal year. As a result, the previously reported cash provided by operating activities for the six months ended June 30, 2016 has been revised and includes an $8.5 million increase while the previously reported cash used in financing activities decreased by the same amount. The net increase in cash and cash equivalents of $64.3 million for the six months ended June 30, 2016 did not change. Note 1 — Business and Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements provides additional information.

Operating

Cash provided by operating activities was $82.7 million and $161.8 million during the six months ended June 30, 2017 and 2016, respectively. The decline was primarily due to (i) a net loss of $(55.8) million during the 2017 period compared to net income of $96.6 million during the 2016 period and (ii) substantially higher cash payments for bonuses, commissions, and acquisition and integration costs during the 2017 period. In addition, our working capital during the 2017 period was negatively impacted by the timing of subscription-based sales and related collections when compared to the 2016 period.

Investing

Cash used in investing activities was $2.7 billion during the six months ended June 30, 2017 compared to cash used of $55.2 million in the same period of 2016. Cash used in 2017 was substantially higher due to expenditures to acquire CEB and L2 during April 2017 and March 2017, respectively. Note 2 — Acquisitions in the Notes to the Condensed Consolidated Financial Statements provides additional information regarding the Company's recent acquisitions.

Financing

Cash provided by financing activities was $2.7 billion during the six months ended June 30, 2017 compared to cash used of $42.2 million during the six months ended June 30, 2016. During the 2017 period, the Company borrowed approximately $2.8 billion to finance the CEB acquisition and paid: (i) $119.8 million in principal repayments, including $100.0 million repaid under the Company's senior unsecured 364-day Bridge Credit Facility; (ii) $51.2 million for deferred financing fees on debt; and (iii) $33.8 million for share repurchases. During the 2016 period, the Company used $52.0 million in cash for share repurchases and realized approximately $9.8 million from net borrowings and employee share-related activities. Note 7 — Debt in the Notes to the Condensed Consolidated Financial Statements provides additional information regarding the Company's debt obligations.

OBLIGATIONS AND COMMITMENTS

Debt

As of June 30, 2017, the Company had $3.5 billion of principal amount of debt outstanding. Note 7 — Debt in the Notes to the Condensed Consolidated Financial Statements provides additional information regarding the Company's debt obligations.

Off-Balance Sheet Arrangements

Through June 30, 2017, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

Contractual Cash Commitments

The Company has certain commitments that contractually require future cash payments. The table below summarizes the Company's contractual cash commitments as of June 30, 2017 (in thousands).

Commitment Description:	Due In Less Than 1 Year	Due In 2-3 Years	Due In 4-5 Years	Due In More Than 5 Years	Total
Debt – principal and interest (1)	$351,743	$442,348	$427,439	$3,177,209	$4,398,739
Operating leases (2)	60,310	186,165	155,564	606,311	1,008,350
Deferred compensation arrangement (3)	3,867	10,279	6,764	68,797	89,707
Other (4)	16,494	30,146	28,827	38,358	113,825
Totals	$432,414	$668,938	$618,594	$3,890,675	$5,610,621

(1)
Principal repayments of the Company's debt obligations have been classified in the above table based on both contractual and anticipated repayment dates. Interest payments were based on the effective interest rates as of June 30, 2017. Note 7 — Debt in the Notes to the Condensed Consolidated Financial Statements provides additional information regarding the Company's debt obligations.

(2)	The Company leases various offices, furniture, computer equipment, automobiles and equipment under non-cancelable operating lease agreements expiring between 2017 and 2032.

(3)
The Company has supplemental deferred compensation arrangements with certain of its employees. Amounts payable with known payment dates have been classified in the above table based on those scheduled payment dates. Amounts payable whose payment dates are unknown have been included in the Due In More Than 5 Years category since the Company cannot determine when the amounts will be paid.

(4)
The Other category includes (i) contractual commitments for software, building maintenance, telecom and other services and (ii) projected cash contributions to the Company's defined benefit pension plans.

In addition to the contractual cash commitments included in the above table, the Company has other payables and liabilities that may be legally enforceable but are not considered contractual commitments.

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

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. A description of the risk factors associated with our business is included under “Risk Factors” contained herein in Part II, Item 1A., Risk Factors, and in Item 1A. of our 2016 Annual Report on Form 10-K, which is incorporated herein by reference.

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

Distinguishing Liabilities from Equity — In July 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-11, "Earnings Per Share, Distinguishing Liabilities from Equity, and Derivatives and Hedging" ("ASU No. 2017-11"). ASU No. 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable non-controlling interests. ASU No. 2017-11 is effective for Gartner on January 1, 2019. We are currently evaluating the potential impact of ASU No. 2017-11 on the Company's consolidated financial statements.

Stock Compensation Award Modifications — In May 2017, the FASB issued ASU No. 2017-09, "Compensation—Stock Compensation - Scope of Modification Accounting" ("ASU No. 2017-09"). ASU No. 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU No. 2017-09 is effective for Gartner on January 1, 2018. We are currently evaluating the potential impact of ASU No. 2017-09 on the Company's consolidated financial statements.

Retirement Benefits Cost Presentation — In March 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits" ("ASU No. 2017-07"). ASU No. 2017-07 improves the reporting of net benefit cost in the financial statements, and provides additional guidance on the presentation of net benefit cost in the income statement and clarifies the components eligible for capitalization. ASU No. 2017-07 is effective for Gartner on January 1, 2018. We are currently evaluating the potential impact of ASU No. 2017-07 on the Company's consolidated financial statements.

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

Definition of a Business — In January 2017, the FASB issued ASU No. 2017-01, "Clarifying the Definition of a Business" ("ASU No. 2017-01"), which is effective for Gartner on January 1, 2018. ASU No. 2017-01 changes the GAAP definition of a business which can impact the accounting for asset purchases, acquisitions, goodwill impairment, and other assessments. We are currently considering the impact of ASU No. 2017-01 on the Company's consolidated financial statements.

Presentation of Restricted Cash — In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash" ("ASU No. 2016-18"). ASU No. 2016-18 requires that amounts generally described as restricted cash and restricted cash equivalents be presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. If different, a reconciliation of the cash balances reported in the cash flow statement and the balance sheet would need to be provided along with explanatory information. ASU No. 2016-18 is effective for Gartner on January 1, 2018. We are currently evaluating the impact of ASU No. 2016-18 on the Company's consolidated financial statements.

Income Taxes — In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory" ("ASU No. 2016-16"). ASU No. 2016-16 accelerates the recognition of taxes on certain intra-entity transactions and is effective for Gartner on January 1, 2018. Current GAAP requires deferral of the income tax implications of an intercompany sale of assets until the assets are sold to a third party or recovered through use. Under the new rule, the seller’s tax effects and the buyer’s deferred taxes will be immediately recognized upon the sale. We have completed an initial evaluation of the impact of ASU No. 2016-16 and believe it could have a material impact on our consolidated financial statements depending on the nature and size of future intra-entity transfers, if any.

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

Revenue Recognition — In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU No. 2014-09"). ASU No. 2014-09 and related amendments require changes in revenue recognition policies as well as enhanced disclosures. ASU No. 2014-09 is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in existing revenue recognition rules; provide a more robust framework for addressing revenue recognition issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and provide more useful information to users of financial statements through improved disclosures. The Company has completed an initial assessment of the impact of ASU No. 2014-09 on its existing revenue recognition policies and plans to adopt the rule on January 1, 2018 using the cumulative effect method of adoption. ASU No. 2014-09 also requires significantly expanded disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, which the Company is currently compiling. While the Company has not fully completed its assessment of the impact of ASU No. 2014-09, including completion of our review of the recently-acquired CEB's revenue recognition policies, based on the analysis completed to date, the Company does not currently anticipate that the new rule will have a material impact on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

As of June 30, 2017, the Company had $3.5 billion in total debt outstanding. Note 7 — Debt in the Notes to the Condensed Consolidated Financial Statements provides additional information regarding the Company's debt obligations.

Approximately $2.7 billion of the Company's total debt outstanding as of June 30, 2017 was based on a floating base rate of interest, which potentially exposes the Company to increases in interest rates. However, we partially reduce our overall exposure to changes in interest rates through our interest rate swap contracts, which effectively convert the floating base interest rate on a portion of these variable rate borrowings to fixed rates. Thus we are exposed to base interest rate risk on floating rate borrowings only in excess of any amounts that are not hedged. At June 30, 2017, we had interest rate risk on approximately $1.3 billion of borrowings. As an indication of our potential exposure to changes in interest rates, a hypothetical 25 basis point increase or decrease in interest rates could change our annual pre-tax interest expense by approximately $3.3 million.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars since the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At June 30, 2017, we had $589.3 million of cash and cash equivalents, a portion of which was denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on June 30, 2017 would have increased or decreased by approximately $26.0 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings since movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S dollar.

Transaction risk arises when our foreign subsidiaries enter into transactions that are denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding currency contracts as of June 30, 2017 had an immaterial net unrealized loss.

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

Management conducted an evaluation, as of June 30, 2017, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

Except as noted below, there have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company acquired two businesses in 2017, L2 and CEB. We are currently in the process of integrating these businesses, evaluating their internal controls, and implementing the Company's internal control structure over these operations. Due to the timing of these acquisitions, we will exclude them from the scope of our Sarbanes-Oxley Section 404 report on internal control over financial reporting for our fiscal year ending December 31, 2017. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recent business acquisition may be omitted from management's report on internal control over financial reporting in the first year of consolidation. We expect to complete the implementation of our internal control structure over these acquisitions in 2018.

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

ITEM 1A. RISK FACTORS

Risk factors associated with our business are included under “Risk Factors” contained in Item 1A. of the Company's 2016 Form 10-K and is incorporated herein by reference. On April 5, 2017, the Company completed its previously announced acquisition of CEB Inc. ("CEB"). Note 2 — Acquisitions in the Notes to the Condensed Consolidated Financial Statements herein provides additional information regarding the CEB acquisition. As a result of the CEB acquisition, the Company has identified additional risk factors, which are discussed below:

With the CEB acquisition, we now have products and services that relate to human talent assessment, management, and development, which are a new line of business for the Company. Failure to successfully manage and grow this new business could negatively impact our business, operating results, financial condition, and liquidity.

As a result of the acquisition of CEB, a portion of our revenue is now derived from products, services, and tools that relate to human talent assessment, management, and development. Revenue from these activities is concentrated in our Talent Assessment & Other business segment, which is a new line of business for the Company and in which we have no prior experience. Revenue from these activities is affected in part by our ability to create new offerings as demand changes, and our ability to support existing offerings. If we fail to successfully manage and grow this new business, our operating results, financial condition, and liquidity could be negatively impacted. Also, economic downturns in certain segments or geographic regions may cause reductions in discretionary spending by our customers, which may adversely affect our ability to maintain or grow the volume of business.

With the CEB acquisition, we acquired new types of products and services tailored for the public sector, in particular U.S. government agencies. These offerings subject us to a variety of new risks, which could harm our reputation, result in fines or penalties against us, and adversely impact our financial results.

Certain products and services acquired with CEB are tailored for the public sector, and in particular U.S. government agencies. These products and services are new to Gartner and thus expose us to new risks and potentially added costs. Revenue from these offerings is reported in our Talent Assessment & Other business segment, which is a new line of business for the Company and in which we have no prior experience.

If we fail to comply with applicable laws and regulations it could result in contract terminations, suspension or debarment from contracting with the U.S. government, civil fines and damages, and criminal prosecution and penalties, any of which could have an adverse, material effect on our operating results. U.S. government agencies, including the Defense Contract Audit Agency (“DCAA”), may audit our U.S. government contracts and contractors’ administration processes and systems. An unfavorable outcome to an audit by the DCAA or another agency could result in a loss of business and/or fines and cause our operating results to differ from those anticipated. If an investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines, and suspension or debarment from doing business with the U.S. government. In addition, we would suffer serious harm to our reputation if allegations of impropriety were made against us. Each of these factors could have an adverse, material effect on our operating results.

With the CEB acquisition, we assumed a significant amount of additional leased office space. This additional space subjects us to a number of risks, including a plan to consolidate our space in Arlington,Virginia and sublease unused space.

We assumed significant additional leased office space as a result of the CEB acquisition, in particular in Arlington, which formerly served as CEB's headquarters location, and where the majority of its staff is currently located. Gartner is expected to continue with a plan originally approved by CEB before the acquisition to relocate and consolidate its office space in Arlington into a single, nearby building that is currently under construction, and sublease the entirety of the existing space.

The consolidation plan subjects Gartner to two significant office leases in Arlington. We plan to continue to sublease a substantial portion of the existing space to an existing major subtenant and seek additional subtenants. If we are unable to sublease all or part of the additional space at acceptable rents or at all, or if the major subtenant defaults on its lease obligation with us or otherwise terminates its sublease with us, we may experience a loss of planned sublease rental income, which could result in a material charge for the excess space and adversely affect our operating results. Also, if the new space is not completed on schedule, or if the landlord or its guarantors default on their obligations pursuant to the new lease, we may incur additional expenses. In addition, unanticipated difficulties in consolidating our operations in this new space, including IT system interruptions or other infrastructure support problems, could result in a delay in moving into the new space, resulting in a loss of employee and operational productivity and a loss of revenue and/or additional expenses, which could also have an adverse, material impact on our operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

We have a $1.2 billion board approved authorization to repurchase the Company's common stock, of which $1.1 billion remained available as of June 30, 2017. The Company may repurchase its common stock from time to time in amounts and at prices the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases, private transactions or other transactions and will be funded from cash on hand and borrowings under the Company’s credit agreement.

The following table provides detail related to repurchases of our outstanding Common Stock during the six months ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that may yet be purchased under our $1.2B Share Repurchase Program (in billions) (1)
2017
January	235	$101.94
February	218,355	100.46
March	162	111.93
Total for quarter	218,752	$100.47

April	27,841	$113.78
May	59,388	116.25
June	14,385	120.67
Total for quarter	101,614	$116.20	$1.1

(1) As of June 30, 2017.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

31.1*	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2*	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32*	Certification under 18 U.S.C. 1350.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2017 and 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

* Filed with this document.

Items 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date:	August 8, 2017	/s/ Craig W. Safian
Craig W. Safian
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)