Form 10-Q
period 2017-09-30
GARTNER INC
filed 2017-11-02
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, 90,651, 439 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except share data)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$630,016	$474,233
Fees receivable, net of allowances of $10,000 and $7,400, respectively	874,283	643,013
Deferred commissions	143,063	141,410
Prepaid expenses and other current assets	164,921	84,540
Total current assets	1,812,283	1,343,196
Property, equipment and leasehold improvements, net	216,021	121,606
Goodwill	3,145,046	738,453
Intangible assets, net	1,564,465	76,801
Other assets	273,677	87,279
Total Assets	$7,011,492	$2,367,335
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$550,207	$440,771
Deferred revenues	1,512,227	989,478
Current portion of long-term debt	419,601	30,000
Total current liabilities	2,482,035	1,460,249
Long-term debt, net of deferred financing fees	2,922,229	664,391
Other liabilities	743,818	181,817
Total Liabilities	6,148,082	2,306,457
Stockholders’ Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for September 30, 2017 and 156,234,415 shares issued for December 31, 2016	82	78
Additional paid-in capital	1,748,610	863,127
Accumulated other comprehensive loss, net	(1,216)	(49,683)
Accumulated earnings	1,539,978	1,644,005
Treasury stock, at cost, 72,956,127 and 73,583,172 common shares, respectively	(2,424,044)	(2,396,649)
Total Stockholders’ Equity	863,410	60,878
Total Liabilities and Stockholders’ Equity	$7,011,492	$2,367,335

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Research	$653,443	$466,877	$1,778,481	$1,371,157
Consulting	72,117	73,707	242,404	237,876
Events	44,953	33,475	171,427	132,290
Talent Assessment & Other	57,572	—	104,673	—
Total revenues	828,085	574,059	2,296,985	1,741,323
Costs and expenses:
Cost of services and product development	332,207	223,122	921,820	666,585
Selling, general and administrative	421,163	269,902	1,133,633	799,322
Depreciation	17,340	9,531	45,637	27,390
Amortization of intangibles	51,224	6,221	123,014	18,614
Acquisition and integration charges	30,500	16,557	142,104	32,958
Total costs and expenses	852,434	525,333	2,366,208	1,544,869
Operating (loss) income	(24,349)	48,726	(69,223)	196,454
Interest expense, net	(38,762)	(5,932)	(88,624)	(19,294)
Other income, net	1,171	1,954	1,653	5,086
(Loss) income before income taxes	(61,940)	44,748	(156,194)	182,246
(Benefit) provision for income taxes	(13,760)	14,264	(52,166)	55,149
Net (loss) income	$(48,180)	$30,484	$(104,028)	$127,097

Net (loss) income per share:
Basic	$(0.53)	$0.37	$(1.19)	$1.54
Diluted	$(0.53)	$0.36	$(1.19)	$1.52
Weighted average shares outstanding:
Basic	90,624	82,638	87,585	82,549
Diluted	90,624	83,803	87,585	83,761

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net (loss) income	$(48,180)	$30,484	$(104,028)	$127,097
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	46,319	(3,032)	51,714	2,371
Interest rate swaps – net change in deferred loss	1,302	3,214	(3,396)	(5,865)
Pension – net change in deferred actuarial loss	52	37	149	112
Other comprehensive (loss) income, net of tax	47,673	219	48,467	(3,382)
Comprehensive (loss) income	$(507)	$30,703	$(55,561)	$123,715

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities:
Net (loss) income	$(104,028)	$127,097
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	168,651	46,004
Stock-based compensation expense	67,930	36,128
Deferred taxes	(99,450)	(13,415)
Amortization and write-off of deferred financing fees	13,236	2,611
Changes in assets and liabilities, net of acquisitions:
Fees receivable, net	(15,090)	26,242
Deferred commissions	3,231	12,376
Prepaid expenses and other current assets	(32,159)	(43,402)
Other assets	(76,548)	21,597
Deferred revenues	198,353	114,197
Accounts payable, accrued, and other liabilities	108,141	(47,172)
Cash provided by operating activities	232,267	282,263
Investing activities:
Additions to property, equipment and leasehold improvements	(75,619)	(36,877)
Acquisitions - cash paid (net of cash acquired)	(2,634,809)	(29,363)
Cash used in investing activities	(2,710,428)	(66,240)
Financing activities:
Proceeds from employee stock purchase plan	8,550	6,931
Proceeds from borrowings	3,025,000	747,500
Payments for deferred financing fees	(51,171)	(4,975)
Payments on borrowings	(339,624)	(827,500)
Purchases of treasury stock	(37,188)	(52,889)
Cash provided by (used in) financing activities	2,605,567	(130,933)
Net increase in cash and cash equivalents	127,406	85,090
Effects of exchange rates on cash and cash equivalents	28,377	7,668
Cash and cash equivalents, beginning of period	474,233	372,976
Cash and cash equivalents, end of period	$630,016	$465,734

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Business and Basis of Presentation

Business. Gartner, Inc. (NYSE: IT) is the world’s leading research and advisory company. The company helps business leaders across all major functions in every industry and enterprise size with the objective insights they need to make the right decisions. Gartner's comprehensive suite of services delivers strategic advice and proven best practices to help clients succeed in their mission-critical priorities. Gartner is headquartered in Stamford, Connecticut, U.S.A., and has more than 14,000 associates serving clients in over 11,000 enterprises in approximately 100 countries. Gartner delivers its products and services globally through four business segments: Research, Consulting, Events, and Talent Assessment & Other. When used in these notes, the terms “Gartner,” “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

The Company acquired two businesses during 2017, L2, Inc. ("L2") and CEB Inc. ("CEB"). Note 2 — Acquisitions provides additional information regarding these acquisitions. As a result of these acquisitions, the Company has made certain changes to its reportable segments effective June 30, 2017, which are described in Note 5 — Segment Information.

Basis of presentation. The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 270 for interim financial information and with the applicable instructions of the U.S. Securities & Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X on Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its Annual Report on Form 10-K for the year ended December 31, 2016. The fiscal year of Gartner is the twelve-month calendar period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and nine months ended September 30, 2017 may not be indicative of the results of operations for the remainder of 2017 or beyond.

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

Adoption of new accounting standards. The Company did not adopt any significant new accounting standards during the nine months ended September 30, 2017.

Accounting standards issued but not yet adopted. The FASB has issued accounting standards that have not yet become effective and that may impact the Company’s consolidated financial statements or related disclosures in future periods. These standards and their potential impact are discussed below:

Targeted Improvements to Accounting for Hedging Activities - In August 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-12, "Derivatives and Hedging (Topic 815)" ("ASU No. 2017-12"). ASU No. 2017-12 is intended to improve the financial reporting of hedging relationships to better portray economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments would make certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP. ASU No. 2017-12 is effective for Gartner on January 1, 2019. We are currently evaluating the potential impact of ASU No. 2017-12 on the Company's consolidated financial statements.

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

Stock Compensation Award Modifications — In May 2017, the FASB issued ASU No. 2017-09, "Compensation—Stock Compensation - Scope of Modification Accounting" ("ASU No. 2017-09"). ASU No. 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU No. 2017-09 is effective for Gartner on January 1, 2018. We have concluded that the adoption of ASU No. 2017-09 will not have a material impact on the Company's consolidated financial statements.

Retirement Benefits Cost Presentation — In March 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits" ("ASU No. 2017-07"). ASU No. 2017-07 improves the reporting of net benefit cost in the financial statements, and provides additional guidance on the presentation of net benefit cost in the income statement and clarifies the components eligible for capitalization. ASU No. 2017-07 is effective for Gartner on January 1, 2018. We have concluded that the adoption of ASU No. 2017-07 will not have a material impact on the Company's consolidated financial statements.

Partial Sales of Non-financial Assets — In February 2017, the FASB issued ASU No. 2017-05, "Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-financial Assets" ("ASU No. 2017-05"). ASU No. 2017-05 clarifies the scope of the FASB’s recently established guidance on non-financial asset de-recognition as well as the accounting for partial sales of non-financial assets. It conforms the de-recognition guidance on non-financial assets with the model for revenue transactions. ASU No. 2017-05 is effective for Gartner on January 1, 2018. We have concluded that the adoption of ASU No. 2017-05 will not have a material impact on the Company's consolidated financial statements.

Goodwill Impairment — In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other - Simplifying the Test for Goodwill Impairment" ("ASU No. 2017-04"). ASU No. 2017-04 simplifies the determination of the amount of goodwill to be potentially charged off by eliminating Step 2 of the goodwill impairment test. ASU No. 2017-04 is effective for Gartner on January 1, 2020. We have concluded that the adoption of ASU No. 2017-04 will not have a material impact on the Company's consolidated financial statements.

Definition of a Business — In January 2017, the FASB issued ASU No. 2017-01, "Clarifying the Definition of a Business" ("ASU No. 2017-01"), which is effective for Gartner on January 1, 2018. ASU No. 2017-01 changes the U.S. GAAP definition of a business which can impact the accounting for asset purchases, acquisitions, goodwill impairment, and other assessments. We have concluded that the adoption of ASU No. 2017-01 will not have a material impact on the Company's consolidated financial statements.

Presentation of Restricted Cash — In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash" ("ASU No. 2016-18"). ASU No. 2016-18 requires that amounts generally described as restricted cash and restricted cash equivalents be presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. If different, a reconciliation of the cash balances reported in the cash flow statement and the balance sheet would need to be provided along with explanatory information. ASU No. 2016-18 is effective for Gartner on January 1, 2018. The adoption of ASU No. 2016-18 will require the Company to disclose restricted cash and, as a result, will change the presentation of the consolidated statements of cash flows.

Income Taxes — In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory" ("ASU No. 2016-16"). ASU No. 2016-16 accelerates the recognition of taxes on certain intra-entity transactions and is effective for Gartner on January 1, 2018. Current U.S. GAAP requires deferral of the income tax implications of an intercompany sale of assets until the assets are sold to a third party or recovered through use. Under the new rule, the seller’s tax effects and the buyer’s deferred taxes on post-adoption asset transfers will be immediately recognized upon the sale. On the date of adoption of ASU No. 2016-16 any taxes attributable to pre-2018 intra-entity transfers that were previously deferred will be accelerated and recorded to retained earnings as permitted by the transition rules. ASU 2016-16 could have a material impact on our consolidated financial statements in the future depending on the nature, size, and tax consequences of future intra-entity transfers, if any.

Statement of Cash Flows — In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU No. 2016-15"). ASU No. 2016-15 sets forth classification requirements for certain cash flow transactions. ASU No. 2016-15 is effective for Gartner on January 1, 2018. We have concluded that the adoption of ASU No. 2016-15 will not have a material impact on the Company's consolidated financial statements.

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

Financial Instruments Recognition and Measurement — In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments Overall - Recognition and Measurement of Financial Assets and Liabilities" ("ASU No. 2016-01") to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among the significant changes required by ASU No. 2016-01 is that equity investments will be measured at fair value with changes in fair value recognized in net income. ASU No. 2016-01 will be effective for Gartner on January 1, 2018. We have concluded that the adoption of ASU No. 2016-01 will not have a material impact on the Company's consolidated financial statements.

Revenue Recognition — In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU No. 2014-09"). ASU No. 2014-09 and related amendments require changes in revenue recognition policies as well as enhanced disclosures. ASU No. 2014-09 is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in existing revenue recognition rules; provide a more robust framework for addressing revenue recognition issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and provide more useful information to users of financial statements through improved disclosures. The Company has completed an initial assessment of the impact of ASU No. 2014-09 on its existing revenue recognition policies and plans to adopt the rule on January 1, 2018 using the cumulative effect method of adoption. ASU No. 2014-09 also requires significantly expanded disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, which the Company is currently compiling. While the Company has not fully completed its assessment of the impact of ASU No. 2014-09, primarily the completion of our review of the recently-acquired CEB's revenue recognition policies, based on the analysis completed to date, the Company does not currently anticipate that the new rule will have a material impact on its consolidated financial statements.

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

The Company completed the following business acquisitions during 2017:

CEB

On April 5, 2017, the Company acquired 100% of the outstanding capital stock of CEB for an aggregate purchase price of $3.5 billion. The consideration transferred by Gartner included approximately $2.7 billion in cash and $818.7 million in fair value of Gartner common shares. CEB was a publicly-held company headquartered in Arlington, Virginia with approximately 4,900 employees. CEB's primary business is to serve as a leading provider of subscription-based, best practice research and analysis focusing on human resources, sales, finance, IT, and legal. CEB serves executives and professionals at corporate and middle market institutions in over 70 countries.
L2

On March 9, 2017, the Company acquired 100% of the outstanding capital stock of L2, a privately-held firm based in New York City with 150 employees, for an aggregate purchase price of $134.2 million. L2 is a subscription-based research business that benchmarks the digital performance of brands.

Total Consideration Transferred

The following table summarizes the aggregate consideration paid or payable for these acquisitions (in thousands):

Aggregate consideration (1):	CEB	L2	Total
Cash paid at close (2), (3)	$2,687,704	$134,199	$2,821,903
Additional cash paid (2)	12,465	—	12,465
Fair value of Gartner equity awards (4)	818,660	—	818,660
Total (5)	$3,518,829	$134,199	$3,653,028

(1)	Includes the total consideration transferred for 100% of the outstanding capital stock of the acquired businesses.

(2)
The cash paid at close represents the gross contractual amount paid. The Company paid the additional $12.5 million in cash in third quarter 2017. Net of cash acquired from these businesses and for cash flow reporting purposes, the Company paid $2.63 billion in cash.

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

The allocation of the purchase price for the L2 and CEB acquisitions are preliminary with respect to various matters, to include leases and leasehold improvements; tax contingencies; and other items. The Company expects to complete the allocation of the purchase price by the end of the accounting measurement period for the respective acquisition.

Preliminary Allocation of Purchase Price
The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed for the acquisitions of L2 and CEB (in thousands):

	CEB (3)	L2 (4)	Total
Assets:
Cash	$194,706	$4,852	$199,558
Fees receivable	175,440	8,277	183,717
Prepaid expenses and other current assets	52,032	1,167	53,199
Property, equipment and leasehold improvements	51,751	663	52,414
Goodwill (1)	2,267,087	109,779	2,376,866
Finite-lived intangible assets (2)	1,574,100	15,890	1,589,990
Other assets	182,720	12,321	195,041
Total assets	$4,497,836	$152,949	$4,650,785
Liabilities:
Accounts payable and accrued liabilities	$130,544	$3,050	$133,594
Deferred revenues (current)	246,472	13,200	259,672
Other liabilities	601,991	2,500	604,491
Total liabilities	$979,007	$18,750	$997,757
Net assets acquired	$3,518,829	$134,199	$3,653,028

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

(3)
The Company's financial statements include the operating results of CEB beginning on April 5, 2017, the date of acquisition. CEB's operating results and the related goodwill are being reported as part of the Company's Research, Events, and Talent Assessment & Other segments. The Company recorded certain measurement period adjustments for the CEB preliminary purchase price allocation during the third quarter of 2017, primarily related to certain tenant improvement incentives, which increased Prepaid expenses and Other assets, with a reduction to goodwill.

Had the Company acquired CEB in prior periods, the impact to the Company's operating results would have been material, and as a result the following pro forma consolidated financial information (unaudited) is presented as if CEB had been acquired by the Company on January 1, 2016 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Pro forma total revenue	$891,003	$756,083	$2,664,450	$2,233,942
Pro forma net (loss)	(7,283)	(40,825)	(71,122)	(133,379)
Pro forma basic and diluted (loss) per share	(0.08)	(0.45)	(0.79)	(1.48)

The pro forma results have been prepared in accordance with U.S. GAAP and include the following pro forma adjustments:

(a) An increase in interest expense and amortization of debt issuance costs related to the financing of the CEB acquisition. Note 7 — Debt provides further information regarding the Company's borrowings related to the CEB acquisition;

(b) A decrease in revenue as a result of the required fair value adjustment to deferred revenue; and

(c) An adjustment for additional depreciation and amortization expense as a result of the preliminary purchase price allocation for finite-lived intangible assets and property, equipment, and leasehold improvements.

(4)
The Company's financial statements include the operating results of L2 beginning on March 9, 2017, the acquisition date. L2's operating results were not material to the Company's consolidated operating results and segment results for either the three or nine months ended September 30, 2017. Had the Company acquired L2 in prior periods, the impact to the Company's operating results would not have been material, and as a result pro forma financial information for L2 for prior periods has not been presented. L2's operating results and the related goodwill are being reported as part of the Company's Research segment.

The Company recognized $30.5 million and $142.1 million of acquisition and integration charges in the three and nine months ended September 30, 2017, respectively, compared to $16.6 million and $33.0 million in the three and nine months ended September 30, 2016. The additional charges during 2017 primarily consisted of higher professional fees, severance, stock-based compensation charges, and accruals for exit costs for certain office space that the Company does not intend to occupy at a new building in Arlington, Virginia that was related to the CEB acquisition. The following table presents a summary of the amounts related to this space for the period ended September 30, 2017 (in thousands):

For the period ended September 30, 2017
Liability balance at December 31, 2016	$—
Charges during the six months ended June 30, 2017	20,149
Liability balance at June 30, 2017	20,149
Charges and adjustments during the three months ended September 30, 2017	974
Liability balance at September 30, 2017	$21,123

Note 3 — Net (Loss) Income per Share

The following table sets forth the calculation of basic and diluted (loss) income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net (loss) income used for calculating basic and diluted (loss) income per common share	$(48,180)	$30,484	$(104,028)	$127,097

Denominator:
Weighted average number of common shares used in the calculation of basic (loss) income per share	90,624	82,638	87,585	82,549
Common stock equivalents associated with stock-based compensation plans (1), (2)	—	1,165	—	1,212
Shares used in the calculation of diluted (loss) income per share	90,624	83,803	87,585	83,761

Basic (loss) income per share	$(0.53)	$0.37	$(1.19)	$1.54
Diluted (loss) income per share	$(0.53)	$0.36	$(1.19)	$1.52

(1)
For the three and nine months ended September 30, 2016, certain common stock equivalents were not included in the computation of diluted income per share because the effect would have been anti-dilutive. These common share equivalents totaled less than 0.2 million for both 2016 periods.

(2)
Approximately 1.4 million common stock equivalents for both the three and nine months ended September 30, 2017 were completely excluded from the calculation of diluted (loss) per share because they were anti-dilutive.

Note 4 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of September 30, 2017, the Company had 5.5 million shares of its common stock, par value $.0005 per share (the “Common Stock”), available for stock-based compensation awards under its 2014 Long-Term Incentive Plan.

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
Stock-Based Compensation Expense

The Company recognized the following stock-based compensation expense by award type and expense category line item in the periods indicated (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Award type	2017	2016	2017	2016
Stock appreciation rights	$1.1	$1.3	$5.2	$4.3
Restricted stock units	13.2	8.0	62.3	31.3
Common stock equivalents	0.1	0.2	0.5	0.5
Total (1)	$14.4	$9.5	$68.0	$36.1

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Expense category line item	2017	2016	2017	2016
Cost of services and product development	$6.1	$4.6	$21.5	$17.0
Selling, general and administrative	7.1	4.9	30.8	19.1
Acquisition and integration charges (2)	1.2	—	15.7	—
Total (1)	$14.4	$9.5	$68.0	$36.1

(1) Includes charges of $2.1 million and $2.5 million during the three months ended September 30, 2017 and 2016, respectively, and $22.6 million and $16.5 million during the nine months ended September 30, 2017 and 2016, respectively, for awards to retirement-eligible employees. Those awards vest on an accelerated basis.

(2) These charges are primarily the result of the acceleration of the vesting of certain restricted stock units related to the CEB acquisition.

As of September 30, 2017, the Company had $97.4 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted-average service period of approximately 2.5 years.
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

The following table summarizes changes in SARs outstanding during the nine months ended September 30, 2017:

	Stock Appreciation Rights ("SARs") (in millions)	Per Share Weighted Average Exercise Price	Per Share Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2016	1.3	$66.22	$15.77	4.40
Granted	0.3	99.07	22.02	6.35
Exercised	(0.3)	51.25	14.74	n/a
Outstanding at September 30, 2017 (1) (2)	1.3	76.64	17.36	4.57
Vested and exercisable at September 30, 2017 (2)	0.6	$64.71	$15.60	3.49

n/a=not applicable.

(1) As of September 30, 2017, 0.7 million of the total SARs outstanding were unvested. The Company expects that substantially all of those unvested awards will vest in future periods.

(2) As of September 30, 2017, the total SARs outstanding had an intrinsic value of $62.8 million. On such date, SARs vested and exercisable had an intrinsic value of $33.4 million.

The fair value of a SARs award is determined on the date of grant using the Black-Scholes-Merton valuation model with the following weighted average assumptions:

	Nine Months Ended
	September 30,
	2017	2016
Expected dividend yield (1)	—%	—%
Expected stock price volatility (2)	22%	22%
Risk-free interest rate (3)	1.8%	1.1%
Expected life in years (4)	4.5	4.4

(1)	The expected dividend yield assumption was based on both the Company's historical and anticipated dividend payouts. Historically, the Company has not paid cash dividends on its Common Stock.

(2)	The determination of expected stock price volatility was based on both historical Common Stock prices and implied volatility from publicly traded options in the Common Stock.

(3)	The risk-free interest rate was based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

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

The following table summarizes the changes in RSUs outstanding during the nine months ended September 30, 2017:

	Restricted Stock Units ("RSUs") (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	1.3	$73.19
Granted (1) (2)	1.1	105.45
Vested and released	(0.7)	78.44
Forfeited	(0.1)	93.18
Outstanding at September 30, 2017 (3) (4)	1.6	$91.37

(1)
The 1.1 million of RSUs granted during the nine months ended September 30, 2017 consisted of 0.2 million of performance-based RSUs awarded to executives and 0.9 million of service-based RSUs awarded to non-executive employees and non-management board members. The 0.2 million of performance-based RSUs represents the target amount of the grant for the year, which is tied to an increase in the Company's total contract value for 2017. Total contract value for this determination represents the value attributable to all of the Company's subscription-related contracts but not including CEB contract value. The final number of performance-based RSUs that will ultimately be awarded for 2017 ranges from 0% to 200% of the target amount, with the final number dependent on the actual increase in total contract value for 2017 as measured on December 31, 2017. If the specified minimum level of achievement is not met, the performance-based RSUs will be forfeited in their entirety and any previously recorded compensation expense will be reversed.

(2)	Includes 0.6 million of RSUs awarded to employees that joined Gartner as a result of the CEB acquisition.

(3)	The Company expects that substantially all of the RSUs outstanding will vest in future periods.

(4)	As of September 30, 2017, the weighted average remaining contractual term of the RSUs outstanding was approximately 1.4 years.

Common Stock Equivalents

Common stock equivalents ("CSEs") are convertible into Common Stock. Each CSE entitles the holder to one share of Common Stock. Members of our Board of Directors receive their directors’ fees in CSEs unless they opt to receive up to 50% of those fees in cash. Generally, CSEs have no defined term and are converted into shares of Common Stock when service as a director terminates unless the director has elected an accelerated release. The fair value of a CSE award is determined on the date of grant based on the closing price of the Common Stock as reported on the New York Stock Exchange on that date. CSEs vest immediately and as a result they are recorded as expense on the date of grant.

The following table summarizes the changes in CSEs outstanding during the nine months ended September 30, 2017:

	Common Stock Equivalents ("CSEs")	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	107,338	$20.74
Granted	4,382	118.75
Converted to shares of Common Stock upon grant	(3,177)	118.71
Outstanding at September 30, 2017	108,543	$21.82

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESP Plan”) under which eligible employees are permitted to purchase shares of Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation (or $23,750 in any calendar year), at a price equal to 95% of the closing price of the Common Stock as reported on the New York Stock Exchange at the end of each offering period. As of September 30, 2017, the Company had 0.8 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718 and, as a result, the Company does not record stock-based compensation expense for employee share purchases. The Company received $8.6 million and $6.9 million in cash from employee share purchases under the ESP Plan during the nine months ended September 30, 2017 and 2016, respectively.

Note 5 — Segment Information

On April 5, 2017, Gartner completed its acquisition of CEB. With the CEB acquisition, Gartner is reporting four business segments reflecting the Company’s enlarged scale and breadth of advisory services aligned to the mission-critical priorities of virtually all functional business leaders across every industry and size of enterprise worldwide. The Company’s reportable segments are as follows:

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

•
Talent Assessment & Other - this is a new segment for Gartner and it includes CEB's previously disclosed Talent Assessment business as well as certain CEB non-subscription based talent products and services. On October 4, 2017, the Company announced that it has initiated a process to explore and evaluate strategic alternatives for the Talent Assessment business, which is a substantial part of the Talent Assessment & Other segment. See Note 14 — Subsequent Event for additional information.

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

The following tables present operating information about the Company’s reportable segments for the periods indicated (in thousands). The segment results for the three and nine months ended September 30, 2017 include the results of CEB beginning on the acquisition date:

Three Months Ended September 30, 2017	Research	Consulting	Events	Talent Assessment & Other	Consolidated
Revenues	$653,443	$72,117	$44,953	$57,572	$828,085
Gross contribution	436,222	16,188	16,011	31,215	499,636
Corporate and other expenses					(523,985)
Operating (loss)					$(24,349)

Three Months Ended September 30, 2016	Research	Consulting	Events	Talent Assessment & Other	Consolidated
Revenues (1)	$466,877	$73,707	$33,475	$—	$574,059
Gross contribution (1)	322,646	18,215	14,529	—	355,390
Corporate and other expenses					(306,664)
Operating income					$48,726

Nine Months Ended September 30, 2017	Research	Consulting	Events	Talent Assessment & Other	Consolidated
Revenues	$1,778,481	$242,404	$171,427	$104,673	$2,296,985
Gross contribution	1,187,906	71,558	79,313	48,512	1,387,289
Corporate and other expenses					(1,456,512)
Operating (loss)					$(69,223)

Nine Months Ended September 30, 2016	Research	Consulting	Events	Talent Assessment & Other	Consolidated
Revenues (1)	$1,371,157	$237,876	$132,290	$—	$1,741,323
Gross contribution (1)	954,276	71,110	63,574	—	1,088,960
Corporate and other expenses					(892,506)
Operating income					$196,454

(1) Effective June 30, 2017, the Company began reporting the results of its SAS business in Research whereas previously the SAS business was reported with Consulting. As a result, revenues of $5.4 million and $20.2 million pertaining to the three and nine months ended September 30, 2016, respectively, were reclassified from Consulting to Research to be comparable with the current year presentation. Gross contribution of $3.4 million and $13.2 million for the three and nine months ended September 30, 2016, respectively, was also reclassified from Consulting to Research.

The following table provides a reconciliation of total segment gross contribution to net (loss) income for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Total segment gross contribution	$499,636	$355,390	$1,387,289	$1,088,960
Costs and expenses:
Cost of services and product development - unallocated (1)	3,758	4,453	12,124	14,222
Selling, general and administrative	421,163	269,902	1,133,633	799,322
Depreciation and amortization	68,564	15,752	168,651	46,004
Acquisition and integration charges	30,500	16,557	142,104	32,958
Operating (loss) income	(24,349)	48,726	(69,223)	196,454
Interest expense and other, net	37,591	3,978	86,971	14,208
(Benefit) provision for income taxes	(13,760)	14,264	(52,166)	55,149
Net (loss) income	$(48,180)	$30,484	$(104,028)	$127,097

(1)
The unallocated amounts consist of certain bonus and related fringe costs recorded in consolidated Cost of services and product development expense that are not allocated to segment expense. The Company's policy is to only allocate bonus and related fringe charges to segments for up to 100% of the segment employee's target bonus. Amounts above 100% are absorbed by corporate.

Note 6 — Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair values of the tangible and identifiable intangible net assets acquired. Evaluations of the recoverability of goodwill are performed in accordance with FASB ASC Topic 350, which requires an annual assessment of potential goodwill impairment at the reporting unit level and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The annual assessment of the recoverability of recorded goodwill can be based on either a qualitative or quantitative assessment or a combination of the two approaches. Both methods utilize estimates which, in turn, require judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of the resulting estimates are subject to uncertainty. If our goodwill impairment evaluation determines that the fair value of a reporting unit is less than its related carrying amount, we may recognize an impairment charge. In connection with our most recent annual impairment test of goodwill during the quarter ended September 30, 2017, which indicated no impairment of recorded goodwill, the Company utilized the qualitative approach in assessing the fair values of its reporting units relative to their respective carrying values.

The following table presents changes to the carrying amount of goodwill by reportable segment during the nine months ended September 30, 2017 (in thousands):

	Research	Consulting	Events	Talent Assessment & Other	Total
Balance at December 31, 2016 (1)	$595,450	$96,480	$46,523	$—	$738,453
Additions due to acquisitions (2)	1,717,750	—	123,423	535,693	2,376,866
Foreign currency translation impact	23,183	1,375	1,462	3,707	29,727
Balance at September 30, 2017	$2,336,383	$97,855	$171,408	$539,400	$3,145,046

(1)	The Company does not have any accumulated goodwill impairment losses.

(2)	The goodwill additions are due to the acquisitions of CEB and L2 during April 2017 and March 2017, respectively (see Note 2 for additional information regarding our recent acquisitions).

Finite-Lived Intangible Assets

The following tables present reconciliations of the carrying amounts of the Company's finite-lived intangible assets as of the dates indicated (in thousands):

September 30, 2017	Customer Relationships	Software	Content	Other	Total
Gross cost at December 31, 2016	$63,369	$16,025	$3,728	$33,645	$116,767
Additions due to acquisitions (1)	1,251,000	181,000	143,500	14,490	1,589,990
Write-off of fully amortized intangible assets	—	—	(4,227)	—	(4,227)
Foreign currency translation impact	12,073	1,194	6,080	496	19,843
Gross cost	1,326,442	198,219	149,081	48,631	1,722,373
Accumulated amortization (2)	(75,173)	(24,419)	(36,884)	(21,432)	(157,908)
Balance at September 30, 2017	$1,251,269	$173,800	$112,197	$27,199	$1,564,465

December 31, 2016	Customer Relationships	Software	Content	Other	Total
Gross cost	$63,369	$16,025	$3,728	$33,645	$116,767
Accumulated amortization (2)	(16,744)	(8,904)	(2,033)	(12,285)	(39,966)
Balance at December 31, 2016	$46,625	$7,121	$1,695	$21,360	$76,801

(1) The additions were primarily due to the acquisitions of CEB and L2 during April 2017 and March 2017, respectively (see Note 2 for additional information regarding our recent acquisitions).

(2) Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—4 to 13 years; Software—3 to 7 years; Content—1.5 to 5 years; and Other (consisting of trade names and non-competes) —2 to 5 years.

Amortization expense related to finite-lived intangible assets was $51.2 million and $6.2 million during the three months ended September 30, 2017 and 2016, respectively, and $123.0 million and $18.6 million during the nine months ended September 30, 2017 and 2016, respectively. The estimated future amortization expense by year for finite-lived intangible assets will be as follows (in thousands):

2017 (remaining three months)	$59,743
2018	222,102
2019	165,855
2020	158,981
2021	138,639
Thereafter	819,145
$1,564,465

Note 7 — Debt

2016 Credit Agreement

The Company entered into a term loan and revolving credit facility on June 17, 2016 (the "2016 Credit Agreement"). As discussed below, the 2016 Credit Agreement was amended three times during 2017 in conjunction with the acquisition of CEB. As of September 30, 2017, the 2016 Credit Agreement provides for a $1.5 billion Term loan A facility, a $500.0 million Term loan B facility, and a $1.2 billion revolving credit facility. The 2016 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants that apply a maximum leverage ratio and a minimum interest expense coverage ratio, and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, merge, dispose of assets, pay dividends, repurchase stock, make investments and enter into certain transactions with affiliates. The Company was in full compliance with the covenants as of September 30, 2017.

The Company borrowed a total of $2.78 billion for the CEB acquisition. The Company borrowed $1.675 billion under the 2016 Credit Agreement, which consisted of $900.0 million under an increased Term loan A facility, $500.0 million under a new Term loan B facility, and $275.0 million on its existing revolving credit facility. The $1.675 billion drawn under the 2016 Credit Agreement, along with the funds raised through the issuance of $800.0 million Senior Notes and $300.0 million 364-day Bridge Credit Facility discussed below, were used to fund the CEB acquisition and related costs. As discussed below, the funds borrowed under the 364-day Bridge Credit Facility were completely repaid by September 30, 2017.

On January 20, 2017, the Company entered into a First Amendment to the 2016 Credit Agreement, which was entered into to permit the acquisition of CEB and the incurrence of additional debt to finance, in part, the acquisition and repay certain debt of CEB, and to modify certain covenants. On March 20, 2017, the Company entered into a Second Amendment to the 2016 Credit Agreement. The Second Amendment was also entered into in connection with the acquisition of CEB and was executed primarily to extend the maturity date of the Term loan A facility and revolving credit facility through March 20, 2022 and to revise the interest rate and amortization schedule. On April 5, 2017, in conjunction with the closing of the CEB acquisition, the Company entered into a Third Amendment to the 2016 Credit Agreement with its lenders which increased the aggregate principal amount of the existing Term loan A facility by $900.0 million and added a new incremental Term loan B facility in an aggregate principal amount of $500.0 million.

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

364-day Bridge Credit Facility

On April 5, 2017, in conjunction with the acquisition of CEB, the Company entered into a senior unsecured 364-day Bridge Credit Facility in an aggregate principal amount of $300.0 million, which was immediately drawn down to fund a portion of the purchase price associated with the CEB acquisition. The Company repaid $100.0 million of the 364-day Bridge Credit Facility during the second quarter of 2017 and the remaining $200.0 million was repaid during the third quarter of 2017.

Senior Notes

On March 30, 2017, in conjunction with the acquisition of CEB, the Company issued $800.0 million aggregate principal amount of 5.125% Senior Notes due 2025 (the “Senior Notes”). The proceeds of the Senior Notes were also used to fund a portion of the purchase price associated with the CEB acquisition.

The Senior Notes were issued at an issue price of 100.00% and bear interest at a fixed rate of 5.125% per annum. Starting on October 1, 2017, interest on the Senior Notes will be payable on April 1 and October 1 of each year. The Senior Notes will mature on April 1, 2025. The Company may redeem some or all of the Senior Notes at any time on or after April 1, 2020 for cash at the redemption prices set forth in the Note Indenture, plus accrued and unpaid interest to, but not including, the redemption date. Prior to April 1, 2020, the Company may redeem up to 40% of the aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings at a redemption price of 105.125% plus accrued and unpaid interest to, but not including, the redemption date. In addition, the Company may redeem some or all of the Senior Notes prior to April 1, 2020, at a redemption price of 100% of the principal amount of the Senior Notes plus accrued and unpaid interest to, but not including, the redemption date, plus a “make-whole” premium. If the Company experiences specific kinds of change of control, it will be required to offer to purchase the Senior Notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest.

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

Outstanding Borrowings - September 30, 2017

The following table summarizes the Company’s total outstanding borrowings (in thousands):

	Balance	Balance
	September 30,	December 31,
Description:	2017	2016
2016 Credit Agreement - Term loan A facility (1)	$1,447,875	$585,000
2016 Credit Agreement - Term loan B facility (1)	497,500	—
2016 Credit Agreement - Revolving credit facility (1), (2)	640,000	115,000
Senior notes (3)	800,000	—
Other (4)	2,500	2,500
Principal amount outstanding (5)	$3,387,875	$702,500
Less: deferred financing fees (6)	(46,045)	(8,109)
Net balance sheet carrying amount	$3,341,830	$694,391

(1)
The contractual annualized interest rate as of September 30, 2017 on the Term loan A and B facilities was 3.23%, which consisted of a floating eurodollar base rate of 1.23% plus a margin of 2.00%. The contractual annualized interest rate on the revolving credit facility was 3.73%, which consisted of a floating eurodollar base rate of 1.23% plus a margin of 2.50%. However, the Company has interest rate swap contracts which effectively convert the floating eurodollar base rates on a portion of the amounts outstanding to a fixed base rate.

(2)	The Company had $534.0 million of available borrowing capacity on the revolver (not including the expansion feature) as of September 30, 2017.

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

(5)
The average annual effective rates on the Company's total debt outstanding for the three and nine months ended September 30, 2017, including the effect of its interest rate swaps discussed below, were 4.01% and 3.73%, respectively.

(6)
The deferred financing fees are being amortized to Interest expense, net over the term of the respective debt obligation. During the nine months ended September 30, 2017, the Company paid $51.2 million in additional deferred financing fees and recorded a charge of approximately $6.1 million for the write-off of deferred financing fees related to the prior financing arrangement.

Interest Rate Swaps

The Company has fixed-for-floating interest rate swap contracts which it designates as accounting hedges of the forecasted interest payments on the Company’s variable rate borrowings. The Company pays base fixed rates on the swaps and in return receives a floating eurodollar base rate on 30 day notional borrowings. The Company accounts for the interest rate swaps as cash flow hedges in accordance with FASB ASC Topic 815. Since the swaps hedge forecasted interest payments, changes in the fair value of the swaps are recorded in accumulated other comprehensive income (loss), a component of equity, as long as the swaps continue to be highly effective hedges of the designated interest rate risk. Any ineffective portion of change in the fair value of the hedges is recorded in earnings. All of the swaps were highly effective hedges of the forecasted interest payments as of September 30, 2017. The interest rate swaps had a total negative fair value (liability) to the Company of $8.0 million at September 30, 2017, which is deferred and recorded in Accumulated other comprehensive loss, net of tax effect.

Note 8 — Equity

Share Repurchase Program

The Company has a $1.2 billion board approved authorization to repurchase the Company's common stock, of which $1.1 billion remained available as of September 30, 2017. The Company may repurchase its common stock from time to time in amounts and at prices the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases, private transactions or other transactions and will be funded from cash on hand and borrowings under the Company’s credit arrangement.

The Company’s recent share repurchase activity is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Number of shares repurchased (1)	26,725	9,882	348,236	542,792
Cash paid for repurchased shares (in thousands) (2)	$3,275	$922	$37,188	$52,889

(1) The average purchase price for repurchased shares was $122.53 and $106.79 for the three and nine months ended September 30, 2017, respectively, and $93.33 and $84.17 for the three and nine months ended September 30, 2016.

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

Accumulated Other Comprehensive (Loss) Income ("AOCL/I")

The following tables disclose information about changes in AOCL/I by component and the related amounts reclassified out of AOCL/I to income during the periods indicated (net of tax, in thousands) (1):

For the three months ended September 30, 2017:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance - June 30, 2017	$(6,107)	$(5,700)	$(37,082)	$(48,889)
Changes during the period:
Change in AOCL/I before reclassifications to income	9	—	46,319	46,328
Reclassifications from AOCL/I to income during the period (2), (3)	1,293	52	—	1,345
Other comprehensive (loss) income for the period	1,302	52	46,319	47,673
Balance – September 30, 2017	$(4,805)	$(5,648)	$9,237	$(1,216)

For the three months ended September 30, 2016:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – June 30, 2016	$(12,158)	$(4,757)	$(31,088)	$(48,003)
Changes during the period:
Change in AOCL/I before reclassifications to income	2,076	—	(3,032)	(956)
Reclassifications from AOCL/I to income during the period (2), (3)	1,138	37	—	1,175
Other comprehensive (loss) income for the period	3,214	37	(3,032)	219
Balance – September 30, 2016	$(8,944)	$(4,720)	$(34,120)	$(47,784)

For the nine months ended September 30, 2017:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2016	$(1,409)	$(5,797)	$(42,477)	$(49,683)
Changes during the period:
Change in AOCL/I before reclassifications to income	(6,912)	—	51,714	44,802
Reclassifications from AOCL/I to income during the period (2), (3)	3,516	149	—	3,665
Other comprehensive (loss) income for the period	(3,396)	149	51,714	48,467
Balance – September 30, 2017	$(4,805)	$(5,648)	$9,237	$(1,216)

For the nine months ended September 30, 2016:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2015	$(3,079)	$(4,832)	$(36,491)	$(44,402)
Changes during the period:
Change in AOCL/I before reclassifications to income	(9,376)	—	2,371	(7,005)
Reclassifications from AOCL/I to income during the period (2), (3)	3,511	112	—	3,623
Other comprehensive (loss) income for the period	(5,865)	112	2,371	(3,382)
Balance – September 30, 2016	$(8,944)	$(4,720)	$(34,120)	$(47,784)

(1)	Amounts in parentheses represent debits (deferred losses).

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

Note 9 — Income Taxes

The provision for income taxes for the three months ended September 30, 2017 was a benefit of $(13.8) million on a pretax loss of $(61.9) million compared to an expense of $14.3 million on pretax income of $44.7 million in the three months ended September 30, 2016. The effective income tax rate was 22.2% for the three months ended September 30, 2017 and 31.9% for the same period in 2016. The quarter-over-quarter change in the effective income tax rate was primarily attributable to increases in non-deductible acquisition and integration charges.

The provision for income taxes for the nine months ended September 30, 2017 was a benefit of $(52.2) million on a pretax loss of $(156.2) million compared to an expense of $55.1 million on pretax income of $182.2 million in the nine months ended September 30, 2016. The effective income tax rate was 33.4% for the nine months ended September 30, 2017 and 30.3% for the same period in 2016. The change in the effective income tax rate was primarily attributable to a favorable estimated mix of earnings and an increase in stock-based compensation benefits.

As of September 30, 2017 and December 31, 2016, the Company had gross unrecognized tax benefits of $72.2 million and $37.1 million, respectively. The increase is largely attributable to unrecognized tax benefits of CEB included in the purchase price allocation. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $8.0 million within the next 12 months, due to the anticipated closure of audits and the expiration of certain statutes of limitation.

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

September 30, 2017
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI
Interest rate swaps (1)	5	$1,400,000	$(8,009)	Other liabilities	$(4,805)
Foreign currency forwards (2)	29	102,262	(88)	Accrued liabilities	—
Total	34	$1,502,262	$(8,097)		$(4,805)

December 31, 2016
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in OCI
Interest rate swaps (1)	3	$700,000	$(2,349)	Other liabilities	$(1,409)
Foreign currency forwards (2)	84	86,946	(320)	Accrued liabilities	—
Total	87	$786,946	$(2,669)		$(1,409)

(1)
The swaps have been designated and are accounted for as cash flow hedges of the forecasted interest payments on borrowings. As a result, changes in fair value of the swaps are deferred and are recorded in AOCL/I, net of tax effect (see Note 7 — Debt for additional information).

(2)
The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other expense, net since the Company does not designate these contracts as hedges for accounting purposes. All of the contracts outstanding at September 30, 2017 matured by the end of October 2017.

(3)	See Note 11 — Fair Value Disclosures for the determination of the fair value of these instruments.

At September 30, 2017, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties, and none of the derivative contracts contained credit-risk related contingent features. The following table provides information regarding amounts recognized in the Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amount recorded in:	2017	2016	2017	2016
Interest expense, net (1)	$2,154	$1,895	$5,860	$5,851
Other (income), net (2)	(1,764)	(814)	(960)	(239)
Total expense, net	$390	$1,081	$4,900	$5,612

(1)	Consists of interest expense from interest rate swap contracts.

(2)	Consists of net realized and unrealized gains and losses on foreign currency forward contracts.

Note 11 — Fair Value Disclosures

The Company’s financial instruments include cash equivalents, fees receivable from customers, accounts payable, and accruals which are normally short-term in nature. The Company believes the carrying amounts of these financial instruments reasonably approximate their fair value due to their short-term nature. The Company’s financial instruments also include its outstanding borrowings. The Company believes the carrying amount of its variable-rate debt reasonably approximates its fair value because the rate of interest on those borrowings reflects current market rates of interest for similar instruments with comparable maturities.

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

The following table presents the fair value of certain financial assets and liabilities (in thousands):

	Fair Value	Fair Value
Description:	September 30, 2017	December 31, 2016
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$12,478	$10,247
Total Level 1 inputs	12,478	10,247
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	31,050	27,847
Foreign currency forward contracts (2)	64	165
Total Level 2 inputs	31,114	28,012
Total Assets	$43,592	$38,259
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$48,793	$43,075
Foreign currency forward contracts (2)	152	485
Interest rate swap contracts (3)	8,009	2,349
Senior Notes due 2025 (4)	844,448	—
Total Level 2 inputs	901,402	45,909
Total Liabilities	$901,402	$45,909

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

(4)
As discussed in Note 7 — Debt, the Company issued $800.0 million of principal amount fixed-rate Senior Notes due 2025 on March 30, 2017. The estimated fair value of the notes was derived from quoted market prices provided by an independent dealer which the Company considers to be a Level 2 input.

Note 12 — Employee Benefits

Defined-Benefit Pension Plans

The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company’s defined-benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $0.9 million and $2.4 million for the three and nine months ended September 30, 2017, respectively, and $0.9 million and $2.4 million for the three and nine months ended September 30, 2016, respectively.

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

The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of September 30, 2017, the Company did not have any material payment obligations under any such indemnification agreements.

Note 14 — Subsequent Event

On October 4, 2017, the Company announced that it initiated a process to explore and evaluate strategic alternatives for its Talent Assessment business, which is a substantial part of its Talent Assessment & Other segment. The Talent Assessment & Other segment is entirely composed of business operations that were acquired as part of the CEB acquisition.

As part of this process, the Company intends to consider a range of strategic options, which may include, among other things, a sale of the business. There is no timetable for completion of the review process and the Company does not intend to announce any updates until the conclusion of the strategic review. There can be no assurance that this review will result in a transaction being announced or agreed upon.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management’s Discussion and Analysis (“MD&A”) is to help facilitate the understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes included in this report and our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K"). Historical results and percentage relationships are not necessarily indicative of operating results for future periods. References to “Gartner,” the "Company,” “we,” “our,” and “us” in this MD&A are to Gartner, Inc. and its consolidated subsidiaries.

Acquisition of CEB Inc.

On April 5, 2017, the Company completed its previously announced acquisition of CEB Inc. ("CEB"). Note 2 — Acquisitions in the Notes to the Condensed Consolidated Financial Statements provides additional information regarding the CEB acquisition. Our operating results discussed below for the three and nine months ended September 30, 2017 include the results of CEB beginning on the acquisition date. References to "traditional Gartner" operating results and business measurements below refer to Gartner excluding CEB. References to "CEB" below refer to the operating results and business measurements of CEB subsequent to the acquisition.

Talent Assessment Business - Announcement Regarding Strategic Alternatives

On October 4, 2017, the Company announced that it initiated a process to explore and evaluate strategic alternatives for its Talent Assessment business, which is a substantial part of its Talent Assessment & Other segment. The Talent Assessment & Other segment is entirely composed of business operations that were acquired as part of the CEB acquisition. As part of this process, the Company intends to consider a range of strategic options, which may include, among other things, a sale of the business. There is no timetable for completion of the review process and the Company does not intend to announce any updates until the conclusion of the strategic review. There can be no assurance that this review will result in a transaction being announced or agreed upon.

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

Forward-looking statements are subject to risks, estimates and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Factors That May Affect Future Performance” and elsewhere in this Quarterly Report and in the 2016 Form 10-K. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers should review carefully our risk factors described herein and in our 2016 Form 10-K.

BUSINESS OVERVIEW

Gartner, Inc. (NYSE: IT) is the world’s leading research and advisory company. The Company helps business leaders across all major functions in every industry and enterprise size with the objective insights they need to make the right decisions. Gartner's comprehensive suite of services delivers strategic advice and proven best practices to help clients succeed in their mission-critical priorities. Gartner is headquartered in Stamford, Connecticut, U.S.A., and has more than 14,000 associates serving clients in over 11,000 enterprises in approximately 100 countries.

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

Talent Assessment & Other helps organizations assess, engage, manage and improve talent. This is accomplished through knowledge and skills assessments, training programs, workshops, and survey and questionnaire services. These products and services use science and data to assist clients with achieving their particular business results and objectives.

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

EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION

We have executed a consistent growth strategy since 2005 to drive revenue and earnings growth. The fundamentals of our strategy include a focus on creating extraordinary research insight, delivering innovative and highly differentiated product offerings, building a strong sales capability, providing world class client service with a focus on client engagement and retention, and continuously improving our operational effectiveness.

We had total revenues of $828.1 million in the third quarter of 2017, an increase of 44% compared to the third quarter of 2016. Quarter-over-quarter revenues for Research and Events increased 40% and 34%, respectively, during the third quarter of 2017, which included the results of the CEB acquisition. Consulting revenues declined 2% during the 2017 quarterly period. As a result of the CEB acquisition, we added a new reportable segment in second quarter 2017 called Talent Assessment & Other, which contributed $57.6 million of revenues during the third quarter of 2017. For a more complete discussion of our results by segment, see Segment Results below. Additionally, Note 2 — Acquisitions in the Notes to the Condensed Consolidated Financial Statements provides information regarding the CEB acquisition.

For the third quarter of 2017, we had a net loss of $(48.2) million and a diluted loss per share of $(0.53). Cash provided by operating activities was $232.3 million and $282.3 million during the nine months ended September 30, 2017 and 2016, respectively. We had $630.0 million of cash and cash equivalents at September 30, 2017 and $534.0 million of available borrowing capacity on our revolving credit facility. For a more complete discussion of our cash flows and financial position, see Liquidity and Capital Resources below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires the application of appropriate accounting policies and the use of estimates. Our significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements of Gartner, Inc. contained in the 2016 Form 10-K. There were no changes in our accounting policies in the current period that had a material impact on our financial statements. Management considers the policies discussed below to be critical to an understanding of our financial statements because their application requires complex and subjective management judgments and estimates. Specific risks for these critical accounting policies are also described below.

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

The following table provides our total fees receivable and the related allowance for losses (in thousands):

	September 30, 2017	December 31, 2016
Total fees receivable	$884,283	$650,413
Allowance for losses	(10,000)	(7,400)
Fees receivable, net	$874,283	$643,013

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

FASB ASC Topic 350 requires an annual assessment of the recoverability of recorded goodwill, which can be either quantitative or qualitative in nature, or a combination of the two approaches. Both methods utilize estimates which, in turn, require judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of the resulting estimates are subject to uncertainty. If our goodwill impairment evaluation determines that the fair value of a reporting unit is less than its related carrying amount, we may recognize an impairment charge. Among the factors we consider in a qualitative assessment are general economic conditions and the competitive environment; actual and projected reporting unit financial performance; forward-looking business measurements; and external market assessments. A quantitative analysis requires management to consider each of the factors relevant to a qualitative assessment, as well as the utilization of detailed financial projections, to include the rate of revenue growth, profitability, and cash flows, as well as assumptions regarding discount rates, the Company's weighted-average cost of capital, and other data, in order to determine a fair value for our reporting units. We conducted a qualitative assessment of the fair value of all of the Company's reporting units during the quarter ended September 30, 2017. The results of this test determined that the fair values of the Company's reporting units continue to exceed their respective carrying values and as a result, no goodwill impairment was indicated.

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

RESULTS OF OPERATIONS
Overall Results
The following table presents an analysis of selected line items and period-over-period changes in our interim Condensed Consolidated Statements of Operations for the periods indicated (in thousands). The operating results of CEB are included beginning on April 5, 2017, the date of the acquisition.

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	$828,085	$574,059	$254,026	44%
Costs and expenses:
Cost of services and product development	332,207	223,122	(109,085)	(49)
Selling, general and administrative	421,163	269,902	(151,261)	(56)
Depreciation	17,340	9,531	(7,809)	(82)
Amortization of intangibles	51,224	6,221	(45,003)	>(100)
Acquisition and integration charges	30,500	16,557	(13,943)	(84)
Operating (loss) income	(24,349)	48,726	(73,075)	>(100)
Interest expense, net	(38,762)	(5,932)	(32,830)	>(100)
Other income, net	1,171	1,954	(783)	(40)
(Benefit) provision for income taxes	(13,760)	14,264	28,024	>100
Net (loss) income	$(48,180)	$30,484	$(78,664)	>(100)%

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	$2,296,985	$1,741,323	$555,662	32%
Costs and expenses:
Cost of services and product development	921,820	666,585	(255,235)	(38)
Selling, general and administrative	1,133,633	799,322	(334,311)	(42)
Depreciation	45,637	27,390	(18,247)	(67)
Amortization of intangibles	123,014	18,614	(104,400)	>(100)
Acquisition and integration charges	142,104	32,958	(109,146)	>(100)
Operating (loss) income	(69,223)	196,454	(265,677)	>(100)
Interest expense, net	(88,624)	(19,294)	(69,330)	>(100)
Other income, net	1,653	5,086	(3,433)	(67)
(Benefit) provision for income taxes	(52,166)	55,149	107,315	>100
Net (loss) income	$(104,028)	$127,097	(231,125)	>(100)%

Total revenues for the three months ended September 30, 2017 increased $254.0 million, to $828.1 million, an increase of 44% compared to the three months ended September 30, 2016 and 43% adjusted for the impact of foreign currency exchange. CEB contributed $165.1 million of the increase. Revenues for the nine months ended September 30, 2017 increased $555.7 million, to $2.3 billion, an increase of 32% compared to the nine months ended September 30, 2016 on both a reported basis and adjusted for foreign exchange impact, with CEB contributing $317.7 million of the increase. Please refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development increased $109.1 million, or 49%, in the third quarter of 2017 compared to the third quarter of 2016, but excluding the impact of foreign exchange, costs increased 48%. Approximately $73.2 million of the increase was attributable to CEB. The $35.9 million increase attributable to traditional Gartner was primarily due to higher payroll and related benefits costs resulting from increased headcount, which increased 18%. Cost of services and product development as a percentage of revenues was 40% and 39% for the third quarter of 2017 and 2016, respectively. For the nine months ended September 30, 2017 compared to the same period in 2016, cost of services and product development expense increased $255.2 million, or 38% in the 2017 period. Adjusted for the foreign exchange impact, cost of service and product development increased 39% in the 2017 period. Approximately $159.4 million of the increase was attributable to CEB. Approximately $95.8 million of the increase was attributable to traditional Gartner, with the increase primarily due to higher payroll and benefit costs due to increased headcount, consistent with the quarter. Cost of services and product development as a percentage of revenues was 40% and 38% for the nine months ended September 30, 2017 and 2016, respectively.

Selling, general and administrative (“SG&A”) expense increased $151.3 million, or 56%, in the third quarter of 2017 compared to the third quarter of 2016, and 55% adjusted for the impact of foreign exchange. Approximately $96.9 million of the increase was attributable to CEB. Traditional Gartner costs for the quarter increased $54.4 million, primarily due to $25.3 million in higher payroll and related benefits costs, reflecting a 17% overall headcount increase; $10.0 million in higher commissions due to increased sales bookings; and $19.1 million in higher corporate costs and foreign exchange impact. The overall headcount growth includes a 17% increase in quota-bearing sales associates, which increased to 2,716 at September 30, 2017. For the nine months ended September 30, 2017, SG&A expense increased $334.3 million, a 42% increase as reported and 43% adjusted for the foreign exchange impact. Approximately $184.7 million of the increase was attributable to CEB. Approximately $149.6 million of the increase was related to traditional Gartner due to the same drivers as the quarter.

Depreciation increased $7.8 million and $18.3 million during the three and nine months ended September 30, 2017, respectively, when compared to the same periods in 2016, primarily due to property, equipment and leasehold improvements acquired with CEB and, to a lesser extent, additional traditional Gartner investment.

Amortization of intangibles increased $45.0 million and $104.4 million during the three and nine months ended September 30, 2017, respectively, when compared to the same periods in 2016 due to additional amortization from the intangibles recorded in connection with our recent acquisitions.

Acquisition and integration charges increased $13.9 million and $109.1 million during the three and nine months ended September 30, 2017, respectively, when compared to the same periods in 2016. These increases reflect the additional charges resulting from our recent acquisitions and primarily consist of higher professional fees, severance, stock-based compensation charges and, during the 2017 nine month period, an accrual for exit costs of approximately $21.1 million for office space that the Company does not intend to occupy at a new building in Arlington, Virginia. To date, the Company has not made any payments related to the excess space.

During the three months ended September 30, 2017, we had an operating loss of $(24.3) million compared to operating income of $48.7 million during the three months ended September 30, 2016. The decline reflects several factors. We had a lower segment contribution margin in our Research business resulting from a CEB deferred revenue fair value adjustment. We also had substantially higher acquisition-related costs, including depreciation, amortization of intangibles, and acquisition and integration charges. During the nine months ended September 30, 2017, our operating loss was $(69.2) million, compared to operating income of $196.5 million during the nine months ended September 30, 2016. The 2017 nine month period was similarly affected by the same factors as the third quarter of 2017.

Interest expense, net increased $32.8 million and $69.3 million during the three and nine months ended September 30, 2017, respectively, when compared to the same periods in 2016. The increases were primarily due to higher borrowings during 2017 compared to 2016.

Other income, net for the periods presented herein primarily reflects the net impact of foreign currency gains and losses from our hedging activities, as well as the sale of certain state tax credits and the recognition of other tax incentives.

(Benefit) provision for income taxes for the three months ended September 30, 2017 was a benefit of $(13.8) million on a pretax loss of $(61.9) million compared to an expense of $14.3 million on pretax income of $44.7 million in the three months ended September 30, 2016. The effective income tax rate was 22.2% for the three months ended September 30, 2017 and 31.9% for the same period in 2016. The quarter-over-quarter change in the effective income tax rate was primarily attributable to increases in non-deductible acquisition and integration charges.

(Benefit) provision for income taxes for the nine months ended September 30, 2017 was a benefit of $(52.2) million on a pretax loss of $(156.2) million compared to an expense of $55.1 million on pretax income of $182.2 million in the nine months ended September 30, 2016. The effective income tax rate was 33.4% for the nine months ended September 30, 2017 and 30.3% for the same period in 2016. The change in the effective income tax rate was primarily attributable to a favorable estimated mix of earnings and an increase in stock-based compensation benefits.

During the three months ended September 30, 2017, our net loss was $48.2 million, compared to net income of $30.5 million during the three months ended September 30, 2016. During the nine months ended September 30, 2017, our net loss was $104.0 million, compared to net income of $127.1 million during the nine months ended September 30, 2016. Both the quarter-over-quarter and year-over-year changes primarily reflect declines in our operating profitability and higher interest expense, partially offset by income tax benefits in the 2017 periods.

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

On April 5, 2017, Gartner completed its acquisition of CEB. With the CEB acquisition, Gartner is now reporting four business segments reflecting the Company’s enlarged scale and breadth of advisory services.

The Company’s reportable segments are as follows:

•
Research - includes our previous Gartner Research segment as well as the results of CEB’s core subscription-based best practice and decision support research activities. In addition, Research now includes our traditional Gartner Strategic Advisory Services ("SAS") business, which was previously included in the Consulting segment. Research consists primarily of subscription-based research products, access to research inquiry, peer networking services, and membership programs.

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

The sections below present the results of these four reportable business segments. References to "traditional Gartner" operating results and business measurements below refer to Gartner excluding CEB. References to "CEB" below refer to the operating results and business measurements of CEB subsequent to the acquisition.

Research

	As Of And For The Three Months Ended September 30, 2017	As Of And For The Three Months Ended September 30, 2016	Increase (Decrease)	Percentage Increase (Decrease)	For The Nine Months Ended September 30, 2017	For The Nine Months Ended September 30, 2016	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$653,443	$466,877	$186,566	40%	$1,778,481	$1,371,157	$407,324	30%
Gross contribution (1)	$436,222	$322,646	$113,576	35%	$1,187,906	$954,276	$233,630	24%
Gross contribution margin	67%	69%	(2) points	—	67%	70%	(3) points	—

Business Measurements:
Traditional Gartner:
Total contract value (1)	$2,063,000	$1,815,000	$248,000	14%
Client retention	83%	83%	—	—
Wallet retention	104%	104%	—	—
CEB:
Total contract value (1) (2)	$571,000	$578,000	$(7,000)	(1)%
Wallet retention	93%	93%	—	—

(1)	Dollars in thousands.

(2)	The 2016 CEB contract value was calculated based on Gartner's 2017 foreign exchange rates.

Research segment revenues increased $186.6 million, or 40%, during the three months ended September 30, 2017 compared to the same quarter in 2016 on a reported basis and 38% adjusted for the impact of foreign currency exchange. Traditional Gartner revenues increased $82.1 million in the third quarter of 2017 compared to 2016, which represents an 18% increase on a reported basis, with almost 2 points of the increase due to L2, which we acquired in first quarter 2017. Adjusted for the foreign exchange impact, traditional Gartner revenues increased 16% quarter-over-quarter. CEB contributed $104.5 million of the $186.6 million quarter-over-quarter revenue increase. The quarterly gross contribution margin declined 2 points, primarily driven by the impact of the deferred revenue fair value accounting adjustment resulting from the CEB acquisition and to a lesser extent, a modest decline in profitability in our digital markets products and some of our recent acquisitions such as SCM and L2, which have lower gross contribution margins than our traditional business.

For the nine month periods, revenues increased $407.3 million, or 30%, during 2017 on both a reported basis and adjusted for the impact of foreign currency exchange. Traditional Gartner revenues increased $212.8 million during the nine months ended September 30, 2017 compared to 2016, a 16% increase on both a reported basis and adjusted for the impact of foreign exchange, with L2 also adding approximately 2 points of the revenue increase. CEB contributed $194.5 million of the 2017 nine month revenue increase. The gross contribution margin declined by 3 points, driven by the same factors as the quarterly decline discussed above.
Traditional Gartner total contract value was $2.1 billion at September 30, 2017, an increase of 14% as reported and 15% on a foreign exchange neutral basis compared to September 30, 2016. Traditional Gartner client retention was 83% in both the third quarter of 2017 and 2016, while wallet retention was 104% in each of those periods. Traditional Gartner total contract value as of September 30, 2017 increased by double-digits across all of the Company’s sales regions, client sizes, and virtually every industry segment compared to September 30, 2016. CEB contract value was $571.0 million at September 30, 2017 and wallet retention was 93%.
Consulting

	As Of And For The Three Months Ended September 30, 2017	As Of And For The Three Months Ended September 30, 2016	Increase (Decrease)	Percentage Increase (Decrease)	For The Nine Months Ended September 30, 2017	For The Nine Months Ended September 30, 2016	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$72,117	$73,707	$(1,590)	(2)%	$242,404	$237,876	$4,528	2%
Gross contribution (1)	$16,188	$18,215	$(2,027)	(11)%	$71,558	$71,110	$448	1%
Gross contribution margin	22%	25%	(3) points	—	30%	30%	—	—

Business Measurements:
Backlog (1) (2)	$91,400	$89,900	$1,500	2%
Billable headcount	682	630	52	8%
Consultant utilization	61%	63%	(2) points	—	64%	66%	(2) points	—
Average annualized revenue per billable headcount (1)	$355	$368	$(13)	(4)%	$364	$387	$(23)	(6)%

(1)	Dollars in thousands.

(2)	The September 30, 2016 traditional Gartner backlog of $89.9 million has been restated to reflect the reclassification of the SAS business.

Consulting revenues declined 2% during the three months ended September 30, 2017 compared to the same quarter in 2016 on a reported basis and declined 3% adjusted for the impact of foreign currency exchange, with revenue declines in both core consulting and contract optimization. Gross contribution margin was 22% for the three months ended September 30, 2017 and 25% for the three months ended September 30, 2016, with the decline due to a combination of factors, to include a decline in contract optimization revenues, lower utilization, and our investment in additional managing partners.

For the nine month periods, revenues increased 2% during 2017 on a reported basis and 3% adjusted for the impact of foreign currency exchange, while gross contribution margin was flat. Backlog increased by $1.5 million, or 2%, year-over-year. The $91.4 million of backlog at September 30, 2017 represents approximately four months of backlog, which is in line with the Company's operational target.

Events

	As Of And For The Three Months Ended September 30, 2017	As Of And For The Three Months Ended September 30, 2016	Increase (Decrease)	Percentage Increase (Decrease)	For The Nine Months Ended September 30, 2017	For The Nine Months Ended September 30, 2016	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$44,953	$33,475	$11,478	34%	$171,427	$132,290	$39,137	30%
Gross contribution (1)	$16,011	$14,529	$1,482	10%	$79,313	$63,574	$15,739	25%
Gross contribution margin	36%	43%	(7) points	—	46%	48%	(2) points	—

Business Measurements:
Traditional Gartner:
Number of events (2)	16	15	1	7%	52	52	—	—
Number of attendees (2)	10,075	7,431	2,644	36%	37,174	30,522	6,652	22%
CEB:
Number of events (2)	1	1	—	—	2
Number of attendees (2)	565	767	(202)	(26)%	1,040

(1)	Dollars in thousands.

(2)	Single day, local events are excluded.

Events revenues increased $11.5 million, or 34%, during the three months ended September 30, 2017 compared to the same quarter in 2016 on a reported basis and 31% adjusted for the impact of foreign currency exchange. Traditional Gartner revenues increased $8.4 million in the third quarter of 2017 compared to 2016, a 25% increase on a reported basis and 22% adjusted for the foreign exchange impact. CEB contributed $3.1 million of the revenue increase. The gross contribution margin for traditional Gartner was 43% for both periods. In the traditional Gartner business, we held 16 events and 15 events in the third quarter of 2017 and 2016, respectively, while the number of attendees for the third quarter of 2017 increased 36% and exhibitors increased 26% compared to 2016, with average revenue per attendee down by 1% and average revenue per exhibitor flat. CEB held one event with 565 attendees in the third quarter of 2017.

Events revenues increased $39.1 million, or 30%, during the nine months ended September 30, 2017 compared to the same period in 2016 on a reported basis and 29% adjusted for the impact of foreign currency exchange. Traditional Gartner revenues increased $20.6 million during the nine months ended September 30, 2017 compared to 2016, a 16% increase as reported, and 15% adjusted for the foreign exchange impact. CEB contributed $18.5 million of the revenue increase. The traditional Gartner segment gross contribution margin was 48% for both the nine months ended September 30, 2017 and 2016. We held 52 events in the traditional Gartner business in both the nine months ended September 30, 2017 and 2016 while the number of attendees for the 2017 period increased 22% and exhibitors increased 9% compared to 2016, with average revenue per attendee up by 2% and average revenue per exhibitor up by 3%. CEB held two events with 1,040 attendees during the nine months ended September 30, 2017.

Talent Assessment & Other

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Financial Measurements:
Revenues (1)	$57,572	$104,673
Gross contribution (1)	$31,215	$48,512
Gross contribution margin	54%	46%

(1)	Dollars in thousands.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and borrowings (Note 7 — Debt in the Notes to the Condensed Consolidated Financial Statements provides additional information regarding the Company's 2016 Credit Agreement and other outstanding debt obligations). At September 30, 2017, we had $630.0 million of cash and cash equivalents and $534.0 million of available borrowing capacity on the revolving credit facility under our 2016 Credit Agreement. We believe that the Company has adequate liquidity to meet its currently anticipated needs.

Our cash and cash equivalents are held in numerous locations throughout the world. At September 30, 2017, approximately 97% of our cash and cash equivalents was held overseas, with a substantial portion representing accumulated undistributed earnings of our non-U.S. subsidiaries. Under U.S. GAAP, no provision for income taxes that may result from the remittance of accumulated undistributed foreign earnings is required if the Company intends to reinvest such earnings overseas indefinitely. While our current plans do not demonstrate a need to repatriate accumulated undistributed foreign earnings to fund our U.S. operations or otherwise satisfy the liquidity needs of our U.S. operations, the Company has not asserted its intention to indefinitely reinvest approximately $80.0 million of CEB accumulated undistributed foreign earnings. As a result, the purchase price allocation for CEB includes a deferred tax liability of approximately $12.0 million for the estimated tax that could result from the remittance of these earnings. The Company continues to assert its intention to reinvest all other accumulated undistributed foreign earnings, except in instances in which the repatriation of those earnings would result in minimal additional tax. As a result, the Company has not recognized additional income tax expense that could result from the remittance of all other accumulated undistributed foreign earnings.

The following table summarizes the changes in the Company’s cash and cash equivalents for the periods indicated (in thousands):

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Cash Increase (Decrease)
Cash provided by operating activities	$232,267	$282,263	$(49,996)
Cash used in investing activities	(2,710,428)	(66,240)	(2,644,188)
Cash provided by (used in) financing activities	2,605,567	(130,933)	2,736,500
Net increase in cash and cash equivalents	127,406	85,090	42,316
Effects of exchange rates	28,377	7,668	20,709
Beginning cash and cash equivalents	474,233	372,976	101,257
Ending cash and cash equivalents	$630,016	$465,734	$164,282

Operating

Cash provided by operating activities was $232.3 million and $282.3 million during the nine months ended September 30, 2017 and 2016, respectively. The decline was primarily due to (i) a net loss of $104.0 million during the 2017 period compared to net income of $127.1 million during the 2016 period and (ii) substantially higher cash payments for bonuses, commissions, and acquisition and integration costs during the 2017 period.

Investing

Cash used in investing activities was $2.7 billion during the nine months ended September 30, 2017 compared to cash used of $66.2 million in the same period of 2016. Cash used in 2017 was substantially higher due to the acquisitions of CEB and L2 in April 2017 and March 2017, respectively. Note 2 — Acquisitions in the Notes to the Condensed Consolidated Financial Statements provides additional information regarding the Company's acquisitions.

Financing

Cash provided by financing activities was $2.6 billion during the nine months ended September 30, 2017 compared to cash used of $130.9 million during the nine months ended September 30, 2016. During the 2017 period, the Company borrowed a total of approximately $3.0 billion and paid: (i) $339.6 million in principal repayments, including $300.0 million for the senior unsecured 364-day Bridge Credit Facility; (ii) $51.2 million for deferred financing fees on borrowings; and (iii) $37.2 million for share repurchases. During the 2016 period, the Company used $52.9 million in cash for share repurchases and $85.0 million for debt payments on a net basis, and we realized $6.9 million from employee share-related activities. Note 7 — Debt in the Notes to the Condensed Consolidated Financial Statements provides additional information regarding the Company's debt obligations.

OBLIGATIONS AND COMMITMENTS

Debt

As of September 30, 2017, the Company had $3.4 billion of principal amount of debt outstanding. Note 7 — Debt in the Notes to the Condensed Consolidated Financial Statements provides additional information regarding the Company's debt obligations.

Off-Balance Sheet Arrangements

Through September 30, 2017, we have not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

Contractual Cash Commitments

The Company has certain commitments that contractually require future cash payments. The table below summarizes the Company's contractual cash commitments as of September 30, 2017 (in thousands).

Commitment Description:	Due On Or Before December 31, 2017	Due During 2018 and 2019	Due During 2020 and 2021	Due After December 31, 2021	Total
Debt – principal and interest (1)	$143,791	$770,812	$404,368	$2,945,674	$4,264,645
Operating leases (2)	49,233	188,981	157,138	621,337	1,016,689
Deferred compensation arrangement (3)	3,867	10,279	6,764	73,797	94,707
Other (4)	16,494	30,146	28,827	43,358	118,825
Totals	$213,385	$1,000,218	$597,097	$3,684,166	$5,494,866

(1)
Principal repayments of the Company's debt obligations have been classified in the above table based on both contractual and anticipated repayment dates. Interest payments were based on the effective interest rates as of September 30, 2017. Note 7 — Debt in the Notes to the Condensed Consolidated Financial Statements provides additional information regarding the Company's debt obligations.

(2)	The Company leases various offices, furniture, computer equipment, automobiles and equipment under non-cancelable operating lease agreements expiring between 2017 and 2032.

(3)
The Company has supplemental deferred compensation arrangements with certain of its employees. Amounts payable with known payment dates have been classified in the above table based on those scheduled payment dates. Amounts payable whose payment dates are unknown have been included in the Due After December 31, 2021 category since the Company cannot determine when the amounts will be paid.

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

BUSINESS AND TRENDS

Our quarterly and annual revenues, operating income, and cash flows fluctuate as a result of many factors, including: the timing of our Symposium/ITxpo series that normally occurs during the fourth quarter, as well as our other events; the amount of new business generated, including from acquisitions; the mix of domestic and international business; domestic and international economic conditions; changes in market demand for our products and services; changes in foreign currency rates; the timing of the development, introduction and marketing of new products and services; competition in the industry; the payment of performance compensation; and other factors. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. A description of the risk factors associated with our business is included under “Risk Factors” contained herein in Part II, Item 1A., Risk Factors, and in Item 1A. of our 2016 Annual Report on Form 10-K, which are incorporated herein by reference.

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

Targeted Improvements to Accounting for Hedging Activities - In August 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-12, "Derivatives and Hedging (Topic 815)" ("ASU No. 2017-12"). ASU No. 2017-12 is intended to improve the financial reporting of hedging relationships to better portray economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments would make certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP. ASU No. 2017-12 is effective for Gartner on January 1, 2019. We are currently evaluating the potential impact of ASU No. 2017-12 on the Company's consolidated financial statements.

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

Stock Compensation Award Modifications — In May 2017, the FASB issued ASU No. 2017-09, "Compensation—Stock Compensation - Scope of Modification Accounting" ("ASU No. 2017-09"). ASU No. 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU No. 2017-09 is effective for Gartner on January 1, 2018. We have concluded that the adoption of ASU No. 2017-09 will not have a material impact on the Company's consolidated financial statements.

Retirement Benefits Cost Presentation — In March 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits" ("ASU No. 2017-07"). ASU No. 2017-07 improves the reporting of net benefit cost in the financial statements, and provides additional guidance on the presentation of net benefit cost in the income statement and clarifies the components eligible for capitalization. ASU No. 2017-07 is effective for Gartner on January 1, 2018. We have concluded that the adoption of ASU No. 2017-07 will not have a material impact on the Company's consolidated financial statements.

Partial Sales of Non-financial Assets — In February 2017, the FASB issued ASU No. 2017-05, "Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-financial Assets" ("ASU No. 2017-05"). ASU No. 2017-05 clarifies the scope of the FASB’s recently established guidance on non-financial asset de-recognition as well as the accounting for partial sales of non-financial assets. It conforms the de-recognition guidance on non-financial assets with the model for revenue transactions. ASU No. 2017-05 is effective for Gartner on January 1, 2018. We have concluded that the adoption of ASU No. 2017-05 will not have a material impact on the Company's consolidated financial statements.

Goodwill Impairment — In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other - Simplifying the Test for Goodwill Impairment" ("ASU No. 2017-04"). ASU No. 2017-04 simplifies the determination of the amount of goodwill to be potentially charged off by eliminating Step 2 of the goodwill impairment test. ASU No. 2017-04 is effective for Gartner on January 1, 2020. We have concluded that the adoption of ASU No. 2017-04 will not have a material impact on the Company's consolidated financial statements.

Definition of a Business — In January 2017, the FASB issued ASU No. 2017-01, "Clarifying the Definition of a Business" ("ASU No. 2017-01"), which is effective for Gartner on January 1, 2018. ASU No. 2017-01 changes the U.S. GAAP definition of a business which can impact the accounting for asset purchases, acquisitions, goodwill impairment, and other assessments. We have concluded that the adoption of ASU No. 2017-01 will not have a material impact on the Company's consolidated financial statements.

Presentation of Restricted Cash — In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash" ("ASU No. 2016-18"). ASU No. 2016-18 requires that amounts generally described as restricted cash and restricted cash equivalents be presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. If different, a reconciliation of the cash balances reported in the cash flow statement and the balance sheet would need to be provided along with explanatory information. ASU No. 2016-18 is effective for Gartner on January 1, 2018. The adoption of ASU No. 2016-18 will require the Company to disclose restricted cash and, as a result, will change the presentation of the consolidated statements of cash flows.

Income Taxes — In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory" ("ASU No. 2016-16"). ASU No. 2016-16 accelerates the recognition of taxes on certain intra-entity transactions and is effective for Gartner on January 1, 2018. Current U.S. GAAP requires deferral of the income tax implications of an intercompany sale of assets until the assets are sold to a third party or recovered through use. Under the new rule, the seller’s tax effects and the buyer’s deferred taxes on post-adoption asset transfers will be immediately recognized upon the sale. On the date of adoption of ASU No. 2016-16 any taxes attributable to pre-2018 intra-entity transfers that were previously deferred will be accelerated and recorded to retained earnings as permitted by the transition rules. ASU 2016-16 could have a material impact on our consolidated financial statements in the future depending on the nature, size, and tax consequences of future intra-entity transfers, if any.

Statement of Cash Flows — In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU No. 2016-15"). ASU No. 2016-15 sets forth classification requirements for certain cash flow transactions. ASU No. 2016-15 is effective for Gartner on January 1, 2018. We have concluded that the adoption of ASU No. 2016-15 will not have a material impact on the Company's consolidated financial statements.

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

Financial Instruments Recognition and Measurement — In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments Overall - Recognition and Measurement of Financial Assets and Liabilities" ("ASU No. 2016-01") to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among the significant changes required by ASU No. 2016-01 is that equity investments will be measured at fair value with changes in fair value recognized in net income. ASU No. 2016-01 will be effective for Gartner on January 1, 2018. We have concluded that the adoption of ASU No. 2016-01 will not have a material impact on the Company's consolidated financial statements.

Revenue Recognition — In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU No. 2014-09"). ASU No. 2014-09 and related amendments require changes in revenue recognition policies as well as enhanced disclosures. ASU No. 2014-09 is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in existing revenue recognition rules; provide a more robust framework for addressing revenue recognition issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and provide more useful information to users of financial statements through improved disclosures. The Company has completed an initial assessment of the impact of ASU No. 2014-09 on its existing revenue recognition policies and plans to adopt the rule on January 1, 2018 using the cumulative effect method of adoption. ASU No. 2014-09 also requires significantly expanded disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, which the Company is currently compiling. While the Company has not fully completed its assessment of the impact of ASU No. 2014-09, primarily the completion of our review of the recently-acquired CEB's revenue recognition policies, based on the analysis completed to date, the Company does not currently anticipate that the new rule will have a material impact on its consolidated financial statements.

The FASB also continues to work on a number of other significant accounting standards which if issued could materially impact the Company's accounting policies and disclosures in future periods. However, since these standards have not yet been issued, the effective dates and potential impact are unknown.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

As of September 30, 2017, the Company had $3.4 billion in total debt outstanding. Note 7 — Debt in the Notes to the Condensed Consolidated Financial Statements provides additional information regarding the Company's debt obligations.

Approximately $2.6 billion of the Company's total debt outstanding as of September 30, 2017 was based on a floating base rate of interest, which potentially exposes the Company to increases in interest rates. However, we partially reduce our overall exposure to changes in interest rates through our interest rate swap contracts, which effectively convert the floating base interest rate on a portion of these variable rate borrowings to fixed rates. Thus we are exposed to base interest rate risk on floating rate borrowings only in excess of any amounts that are not hedged. At September 30, 2017, we had interest rate risk on approximately $1.2 billion of borrowings. As an indication of our potential exposure to changes in interest rates, a hypothetical 25 basis point increase or decrease in interest rates could change our annual pre-tax interest expense by approximately $3.0 million.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars since the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At September 30, 2017, we had $630.0 million of cash and cash equivalents, a portion of which was denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on September 30, 2017 would have increased or decreased by approximately $36.0 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings since movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S dollar.

Transaction risk arises when our foreign subsidiaries enter into transactions that are denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding currency contracts as of September 30, 2017 had an immaterial net unrealized loss.

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

Management conducted an evaluation, as of September 30, 2017, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

ITEM 1A. RISK FACTORS

Risk factors associated with our business are included under “Risk Factors” contained in Item 1A. of the Company's 2016 Form 10-K and are incorporated herein by reference. On April 5, 2017, the Company completed its acquisition of CEB Inc. ("CEB"). Note 2 — Acquisitions in the Notes to the Condensed Consolidated Financial Statements herein provides additional information regarding the CEB acquisition. As a result of the CEB acquisition, the Company has identified additional risk factors, which are discussed below:

With the CEB acquisition, we now have products and services that relate to human talent assessment, management, and development, which are a new line of business for the Company. Failure to successfully manage and grow this new business, or to evaluate a strategic alternative for this line of business, could negatively impact our business, operating results, financial condition, and liquidity.

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

On October 4, 2017, we initiated a process to explore and evaluate strategic alternatives for our Talent Assessment business, which is a substantial part of our Talent Assessment & Other segment. We may be unable to find a suitable strategic alternative and this process may negatively impact our efforts to integrate and develop this line of business as we explore our options.

With the CEB acquisition, we acquired new types of products and services tailored for the public sector, in particular U.S. government agencies. These offerings subject us to a variety of new risks, which could harm our reputation, result in fines or penalties against us, and adversely impact our financial results.

Certain products and services acquired with CEB are tailored for the public sector, and in particular U.S. government agencies. These products and services are new to Gartner and thus expose us to new risks and potentially added costs. Revenue from these offerings is reported in our Talent Assessment & Other segment, which is a new line of business for the Company and in which we have no prior experience.

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

With the CEB acquisition, we assumed a significant amount of additional leased office space. This additional space subjects us to a number of risks, including a plan to consolidate our space in Arlington, Virginia and sublease unused space.

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

Issuer Purchases of Equity Securities

We have a $1.2 billion board approved authorization to repurchase the Company's common stock, of which $1.1 billion remained available as of September 30, 2017. The Company may repurchase its common stock from time to time in amounts and at prices the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases, private transactions or other transactions and will be funded from cash on hand and borrowings under the Company’s credit agreement.

The following table provides detail related to repurchases of our outstanding Common Stock during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that may yet be purchased under our $1.2B Share Repurchase Program (in billions) (1)
2017
July	10,202	$126.25
August	13,294	119.31
September	3,229	124.04
Total for quarter	26,725	$122.53	$1.1

(1) As of September 30, 2017.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

10.1* #	Form of 2017 Restricted Stock Unit for Certain Officers.

10.2	Gartner, Inc. Long-Term Incentive Plan, effective August 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on August 2, 2017).

31.1*	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2*	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32*	Certification under 18 U.S.C. 1350.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2017 and 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

* Filed with this document.
# Denotes management compensatory plan or arrangement.

Items 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date:	November 2, 2017	/s/ Craig W. Safian
Craig W. Safian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)