Form 10-K
period 2017-12-31
GARTNER INC
filed 2018-02-22
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company as defined in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $10,832,607,830, based on the closing sale price as reported on the New York Stock Exchange.
The number of shares outstanding of the registrant’s common stock was 90,833,817 as of January 31, 2018.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held (Proxy Statement)	Part III

GARTNER, INC.
2017 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS.

GENERAL

Gartner, Inc. (NYSE: IT) is the world’s leading research and advisory company and a member of the S&P 500. We equip business leaders with indispensable insights, advice and tools to achieve their goals and build the successful organizations of tomorrow. We believe we have an unmatched combination of expert-led, practitioner-sourced and data-driven research that steers clients toward the right decisions on the issues that matter most. We’re trusted as an objective resource and critical partner by more than 12,000 organizations in more than 100 countries — across all major functions, in every industry and enterprise size.

Gartner delivers its products and services globally through four business segments: Research, Consulting, Events, and Talent Assessment & Other:

•
Research provides trusted, objective insights and advice on the mission-critical priorities of leaders across all functional areas of the enterprise through research and other reports, briefings, proprietary tools, access to our analysts, peer networking services and membership programs that enable our clients to make better decisions. Gartner's traditional strengths in IT, marketing and supply chain research were enhanced in 2017 with Gartner's acquisition of CEB, Inc. ("CEB"), which added CEB's best practice and talent management research insights across a range of business functions, to include human resources, sales, legal and finance.

•
Consulting provides customized solutions to unique client needs through on-site, day-to-day support, as well as proprietary tools for measuring and improving IT performance with a focus on cost, performance, efficiency and quality.

•
Events provides business professionals across the organization the opportunity to learn, share and network. From our flagship CIO event Gartner Symposium/ITxpo, to industry-leading conferences focused on specific business roles and topics, to member-driven sessions, our events enable attendees to experience the best of Gartner insight and advice live.

•
Talent Assessment & Other helps organizations assess, engage, manage and improve talent. This is accomplished through knowledge and skills assessments, training programs, workshops, and survey and questionnaire services.

For more information regarding Gartner and our products and services, visit gartner.com. References to “the Company,” “we,” “our,” and “us” are to Gartner, Inc. and its consolidated subsidiaries. References to "heritage Gartner" operating results and business measurements refer to Gartner excluding CEB.

MARKET OVERVIEW

We are living and working in the midst of a revolution. Technology increasingly drives organizational strategies rather than just supporting them, and three megaforces - technology-driven industry disruption, the growing pervasiveness of technology across every part of the enterprise, and sustained macroeconomic and political volatility (such as commodity price swings, exchange rate flux, Brexit) - are rapidly changing how businesses and other organizations plan and operate.

To remain viable and competitive, business leaders must deal with this unprecedented level of disruption and change. No enterprise can be operationally effective unless it incorporates the right technology into every part of its business. This means considering technology from many angles - how it affects all business levels, functions and roles. Chief Financial Officers, Heads of Human Resources, Chief Marketing Officers and other executives and leaders across the enterprise are more reliant on technology than ever. Given this critical need, business enterprises, governments and their agencies, and other organizations turn to Gartner for decision-making guidance to ensure they maximize their technology investments and meet their current and future needs.

Our legacy of expertise in IT has given way to a new position: Strategic research and advisory services operating across the entire organization. We believe our best-in-class Gartner content combined with CEB expertise in functional areas has strengthened our value proposition and increased our market opportunity to an all-time high.

OUR SOLUTION

We believe our unmatched combination of expert-led, practitioner-sourced, data-driven research steers clients toward the right decisions on the issues that matter most. We employ a diversified business model that utilizes and leverages the breadth and depth of our intellectual capital. The foundation of our business model is our ability to create and distribute our proprietary research content as broadly as possible via published reports, interactive tools, facilitated peer networking, briefings, consulting and advisory services, and our events, including the Gartner Symposium/ITxpo series.

We had over 1,900 research analysts as of December 31, 2017 located around the world who create compelling, relevant, independent and objective research and fact-based analysis on virtually every function across the enterprise. Through our robust product portfolio, our global research team provides thought leadership and insights that CIOs and other technology practitioners, HR, sales, legal, and finance executives, and supply chain and marketing professionals need to make the right decisions, every day.

In addition to our research analysts, as of December 31, 2017 we had 669 experienced consultants who combine our objective, independent research with a practical business perspective focused on the IT industry. Finally, our events are the largest of their kind, gathering together highly qualified audiences that include CIOs and other IT and C-suite executives, frontline IT architects and professionals, purchasers and providers of technology and supply chain products and services, business professionals, and other leaders across marketing, finance, legal, sales and HR.

PRODUCTS AND SERVICES

Our diversified business model provides multiple entry points and sources of value for our clients that facilitate increased client spending on our research, consulting services and events. A critical part of our long-term strategy is to increase business volume and penetration with our most valuable clients, identifying relationships with the greatest sales potential and expanding those relationships by offering strategically relevant research and advice. We also seek to extend the Gartner brand name to develop new client relationships, augment our sales capacity and expand into new markets around the world. In addition, we seek to increase our revenue and operating cash flow through more effective pricing of our products and services. These initiatives have created additional revenue streams through more effective packaging, campaigning and cross-selling of our products and services.

Our principal products and services are delivered through our four business segments:

•
RESEARCH. Gartner delivers independent, objective advice to leaders across the enterprise, primarily through a subscription-based digital media service. Gartner research is the fundamental building block for all Gartner services. We combine our proprietary research methodologies with extensive industry and academic relationships to create Gartner solutions that address each role.

Our research agenda is defined by clients’ needs, focusing on the critical issues, opportunities and challenges they face every day. We are in steady contact with over 12,000 distinct organizations worldwide. We publish tens of thousands of pages of original research annually, and our analysts answer over 380,000 client inquiries every year. Our size and scale allow us to commit vast resources toward broader and deeper analyst coverage, and to deliver insight to our clients based on what they need and where they are. The ongoing interaction between our research analysts and our clients enables us to identify the most pertinent topics to them and develop relevant product enhancements to meet the evolving needs of users of our research. Our proprietary research content, presented in the form of reports, briefings, updates and related tools, is delivered directly to the client’s desktop via our website and/or product-specific portals.

Clients normally sign subscription contracts that provide access to our research content for individual users over a defined period of time. We typically have a minimum contract period of 12 months for our research subscription contracts, and as of December 31, 2017, more than half of our contracts are multi-year.

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

•
EVENTS. Gartner attracts more than 75,000 technology and business professionals and 1,100 industry-leading technology providers to its 75+ conferences worldwide each year. Attendees experience sessions led by Gartner analysts, cutting-edge technology solutions, peer exchange workshops, one-on-one analyst meetings, consulting diagnostic workshops, keynotes and more. They also provide attendees with an opportunity to interact with business executives from the world’s leading technology companies. In addition to role-specific summits and workshop-style seminars, Gartner holds its unique, flagship Symposium/ITxpo in eight locations worldwide annually. Since the addition of CEB, we’ve expanded to host 700+ more intimate live events each year plus 220+ exclusive CxO gatherings through the Evanta brand.

•
TALENT ASSESSMENT & OTHER. Our offerings help organizations plan, recruit, assess, develop, engage and drive performance of their organizational talent against corporate objectives. Our talent assessment and development solutions help companies manage human capital investments. These offerings include cognitive ability assessments, skills and/or knowledge assessments, personality questionnaires, and job/role simulations and are generally implemented as pre-hire or post-hire applications. We also evaluate training programs and develop and offer workshops and technical training that enhance the potential of emerging leaders and their teams. Our proprietary workshops and technical training provide an executive education curriculum supported by e-learning resources for members seeking to enhance skill development for their staff. These tools and services use science and data to develop talent strategies for clients that are linked to business results.

On February 6, 2018, we announced that we had reached a definitive agreement to sell our CEB Talent Assessment business, which is a significant portion of the Talent Assessment & Other segment. Note 2 — Acquisitions and Divestiture and Note 16 — Subsequent Events in the Notes to the Consolidated Financial Statements provide additional information.

COMPETITION

We believe that the principal factors that differentiate us from our competitors are:

•
Superior research content - We believe that we create the broadest, highest-quality and most relevant research coverage across all major functional roles in the enterprise. Our research analysis generates unbiased insight that we believe is timely, thought-provoking and comprehensive, and that is known for its high quality, independence and objectivity.

•	Our leading brand name - We have provided critical, trusted insight under the Gartner name for over 35 years.

•
Our global footprint and established customer base - We have a global presence with clients in more than 100 countries on six continents. A substantial portion of our revenue is derived from sales outside of the United States.

•	Experienced management team - Our management team is composed of research veterans and experienced industry executives with long tenure at Gartner.

•
Substantial operating leverage in our business model - We have the ability to distribute our intellectual property and expertise across multiple platforms, including research publications, consulting engagements, conferences and executive programs, to derive incremental revenue and profitability.

•
Vast network of analysts and consultants - As of December 31, 2017, we had over 1,900 research analysts and 669 experienced consultants located around the world. Our analysts collectively speak 59 languages and are located in 26 countries, enabling us to cover all aspects of technology and business on a global basis.

Notwithstanding these differentiating factors, we face competition from a significant number of independent providers of information products and services. We compete indirectly with consulting firms and other information providers, including electronic and print media companies. These indirect competitors could choose to compete directly with us in the future. In addition, we face competition from free sources of information that are available to our clients through the Internet. Limited barriers to entry exist in the markets in which we do business. As a result, new competitors may emerge and existing competitors may start to provide additional or complementary services. While we believe the breadth and depth of our research positions us well versus our competition, increased competition could result in loss of market share, diminished value in our products and services, reduced pricing, and increased sales and marketing expenditures.

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

EMPLOYEES

We had a total of 15,131 employees as of December 31, 2017, a significant increase compared to 8,813 at December 31, 2016. The increase consists of an 18% growth in heritage Gartner headcount as we continued to invest for future growth and the additional employees resulting from our acquisitions.

We had 8,486 employees based in the U.S. at December 31, 2017: 1,335 employees were located at our headquarters facility in Stamford, Connecticut and nearby; 1,584 employees were located at our Ft. Myers, Florida offices; 1,657 were located in Arlington, Virginia; and 3,910 employees were located elsewhere in the United States in 56 other offices. We had 6,645 employees located outside of the United States in 106 offices at December 31, 2017: 1,046 employees were located in Egham, the United Kingdom; 883 employees were located in Gurgaon, India; and the remaining 4,716 employees were located in 104 other offices.

Our employees may be subject to collective bargaining agreements at a company or industry level, or works councils, in those foreign countries where this is part of the local labor law or practice. We have experienced no work stoppages and consider our relations with our employees to be favorable.

FINANCIAL INFORMATION

The Company's financial information by business segment and geographic area for the three-year period ended December 31, 2017 is provided in Note 14 — Segment Information in the Notes to the Consolidated Financial Statements.

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

ITEM 1A. RISK FACTORS

We operate in a highly competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. In addition, we and our clients are affected by global economic conditions and trends. The following sections discuss many, but not all, of the risks and uncertainties that may affect our future performance, but is not intended to be all-inclusive. Any of the risks described below could have a material adverse impact on our business, prospects, results of operations, financial condition, and cash flows, and could therefore have a negative effect on the trading price of our common stock. Additional risks not currently known to us or that we now deem immaterial may also harm us and negatively affect your investment.

Risks related to our business

On April 5, 2017, Gartner acquired CEB Inc. ("CEB"). References to "heritage Gartner" operating results and business measurements refer to Gartner excluding CEB. References to CEB refer to the operating results and business measurements of CEB subsequent to the acquisition.

Our operating results could be negatively impacted by global economic conditions. Our business is impacted by general economic conditions and trends, in the United States and abroad. In its January 2018 Global Economic Prospects report, the World Bank notes that global growth is expected to continue while substantial downside risks are present, to include financial stress, protectionism, and geopolitical change. We also believe that terrorist attacks around the world have added additional uncertainty and risks to the economic environment. A downturn in growth could negatively and materially affect future demand for our products and services in general, in certain geographic regions, or in particular countries or industry sectors. Such difficulties could include the ability to maintain client retention, wallet retention and consulting utilization rates, achieve contract value and consulting backlog growth, and attract attendees and exhibitors to our events. Such developments could negatively impact our financial condition, results of operations, and cash flows.

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

We may not be able to maintain the quality of our existing products and services. We operate in a rapidly evolving market, and our success depends upon our ability to deliver high quality and timely research and analysis to our clients. Any failure to continue to provide credible and reliable information and advice that is useful to our clients could have a material adverse effect on future business and operating results. Further, if our published data, opinions or viewpoints prove to be wrong, lack independence, or are not substantiated by appropriate research, our reputation may suffer and demand for our products and services may decline. In addition, we must continue to improve our methods for delivering our products and services in a cost-effective manner via the Internet and mobile applications. Failure to maintain state of the art electronic delivery capabilities could materially adversely affect our future business and operating results.

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

As a result of the acquisition of CEB in 2017, a portion of our revenue is now derived from products, services, and tools that relate to human talent assessment, management, and development, which were new products for the Company. Revenue from these activities is concentrated in our Talent Assessment & Other business segment. Revenue from these activities is affected in part by our ability to create new offerings as demand changes, and our ability to support existing offerings. If we fail to successfully manage and grow this new business, our operating results, financial condition, and liquidity could be negatively impacted. Also, economic downturns in certain segments or geographic regions may cause reductions in discretionary spending by our customers, which may adversely affect our ability to maintain or grow the volume of business.

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

Our Research business depends on renewals of subscription-based services and sales of new subscription-based services for a significant portion of our revenue, and our failure to renew at historical rates or generate new sales of such services could lead to a decrease in our revenues. A large portion of our success depends on our ability to generate renewals of our subscription-based research products and services and new sales of such products and services, both to new clients and existing clients. These products and services constituted approximately 70% and 71% of our total revenues for 2017 and 2016, respectively. Generating new sales of our subscription-based products and services, both to new and existing clients, is a challenging, costly, and often time consuming process. If we are unable to generate new sales, due to competition or other factors, our revenues will be adversely affected.

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

Additionally, as we continue to adjust our products and service offerings to meet our clients’ continuing needs, we may shift the type and pricing of our products which may impact client renewal rates. While our heritage Research client retention rate was 84% at both December 31, 2017 and 2016, there can be no guarantee that we will continue to maintain this rate of client renewals.

Our Consulting business depends on non-recurring engagements and our failure to secure new engagements could lead to a decrease in our revenues. Consulting segment revenues constituted 10% of our total revenues in 2017 and 14% in 2016. Consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including the following:

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

The profitability and success of our conferences, symposia and events could be adversely affected by external factors beyond our control. Our Events business constituted 10% of our total revenues in 2017 and 11% in 2016. The market for desirable dates and locations for conferences, symposia and events is highly competitive. If we cannot secure desirable dates and suitable venues for our conferences, symposia and events their profitability could suffer, and our financial condition and results of operations may be adversely affected. In addition, because our events are scheduled in advance and held at specific locations, the success of these events can be affected by circumstances outside of our control, such as labor strikes, transportation shutdowns and travel restrictions, economic slowdowns, reductions in government spending, geopolitical crises, terrorist attacks, war, weather, natural disasters, communicable diseases, and other occurrences impacting the global, regional, or national economies, the occurrence of any of which could negatively impact the success of the event. We also face the challenge of procuring venues that are sizeable enough at a reasonable cost to accommodate some of our major events.

Our sales to governments are subject to appropriations and may be terminated. We derive significant revenues from research and consulting contracts with the United States government and its respective agencies, numerous state and local governments and their respective agencies, and foreign governments and their agencies. At December 31, 2017 and 2016, approximately $435.0 million and $355.0 million, respectively, of our contracts were attributable to government entities. Our U.S. government contracts are subject to the approval of appropriations by the U.S. Congress to fund the agencies contracting for our services. Additionally, our contracts at the state and local levels, as well as foreign government contracts, are subject to various governmental authorizations and funding approvals and mechanisms. In general, most if not all of these contracts may be terminated at any time by the government entity without cause or penalty (“termination for convenience”). In addition, contracts with U.S. federal, state and local, and foreign governments and their respective agencies are subject to increasingly complex bidding procedures, compliance requirements and intense competition. Should appropriations for the governments and agencies that contract with us be curtailed, or should our government contracts be terminated for convenience, we may experience a significant loss of revenues.

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

We may not be able to maintain the equity in our brand name. We believe that our “Gartner” brand, in particular our independence, is critical to our efforts to attract and retain clients and that the importance of brand recognition will increase as competition increases. We may expand our marketing activities to promote and strengthen the Gartner brand and may need to increase our marketing budget, hire additional marketing and public relations personnel, and expend additional sums to protect our brand and otherwise increase expenditures to create and maintain client brand loyalty. If we fail to effectively promote, maintain, and protect the Gartner brand, or incur excessive expenses in doing so, our future business and operating results could be materially adversely impacted.

Our international operations expose us to a variety of operational and other risks which could negatively impact our future revenue and growth. We have clients in more than 100 countries and a substantial amount of our revenue is earned outside of the United States. Our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of tariffs and other trade barriers, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, and the difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights or against economic espionage in international jurisdictions. Furthermore, we rely on local distributors or sales agents in some international locations. If any of these arrangements are terminated by our agent or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients of the local distributor or sales agent may not want to continue to do business with us or our new agent.

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

We are exposed to volatility in foreign currency exchange rates from our international operations. For both the years ended December 31, 2017 and 2016, 42% of our revenues were derived from sales outside of the United States. Revenues earned outside the U.S. are typically transacted in local currencies, which may fluctuate significantly against the U.S. dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our revenues and results of operations could be adversely affected by unfavorable foreign currency fluctuations. Additionally, our effective tax rate is increased as the U.S dollar strengthens against foreign currencies, which could impact our operating results.

Natural disasters, terrorist acts, war, and other geopolitical events could disrupt our business. We operate in numerous U.S. and international locations, and we have offices in a number of major cities across the globe. A major weather event, earthquake, flood, drought, volcanic activity, disease, or other catastrophic natural disaster could significantly disrupt our operations. In addition, acts of civil unrest, failure of critical infrastructure, terrorism, armed conflict, war, and abrupt political change, as well as responses by various governments and the international community to such acts, can have a negative effect on our business. Such events could cause delays in initiating or completing sales, impede delivery of our products and services to our clients, disrupt or shut down the Internet or other critical client-facing and business processes, impede the travel of our personnel and clients, dislocate our critical internal functions and personnel, and in general harm our ability to conduct normal business operations, any of which can negatively impact our financial condition and operating results. Such events could also impact the timing and budget decisions of our clients, which could materially adversely affect our business.

Privacy concerns could damage our reputation and deter current and potential clients from using our products and services or attending our events. Concerns relating to global data privacy have the potential to damage our reputation and deter current and prospective clients from using our products and services or attending our events. In the ordinary course of our business and in accordance with applicable laws, we collect personal information (i) from our employees (ii) from the users of our products and services, including event attendees; and (iii) from prospective clients. We collect only basic personal information from our clients and prospects. While we believe our overall data privacy procedures are adequate, the theft or loss of such data, or concerns about our practices, even if unfounded, with regard to the collection, use, disclosure, or security of this personal information or other data protection related matters could damage our reputation and materially adversely affect our operating results. Any systems failure or compromise of our security that results in the disclosure of our users’ personal data could seriously limit the consumption of our products and services and the attendance at our events, as well as harm our reputation and brand and, therefore, our business.

In addition, new data protection laws and regulations, particularly the new European Union General Data Protection Regulation (“GDPR”) (effective in May 2018), pose increasingly complex compliance challenges. We are closely monitoring these legal developments and are working towards timely GDPR compliance. In the meantime, Gartner will continue to maintain and rely upon our comprehensive global data protection compliance program, which includes administrative, technical, and physical controls to safeguard our associates’ and clients' personal data. The interpretation and application of these laws in the United States, the European Union and elsewhere are often uncertain, inconsistent and ever changing. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

We take steps to secure our management information systems, including our computer systems, intranet, proprietary websites, email and other telecommunications and data networks, and we carefully scrutinize the security of outsourced website and service providers prior to retaining their services. However, the security measures implemented by us or by our outside service providers may not be effective and our systems (and those of our outside service providers) may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, cyber-attacks, computer viruses, power loss, or other disruptive events. Our reputation, brand, financial condition and operating results could be materially adversely affected if, as a result of a significant cyber event or other technology-related catastrophe, our operations are disrupted or shutdown; our confidential, proprietary information is stolen or disclosed; we incur costs or are required to pay fines in connection with stolen customer, employee, or other confidential information; we are required to dedicate significant resources to system repairs or increase cyber security protection; or we otherwise incur significant litigation, regulatory action and scrutiny or other costs as a result of these occurrences.

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

Our outstanding debt obligations could negatively impact our financial condition and future operating results. As of December 31, 2017, the Company had outstanding debt of $2.5 billion under its 2016 term loan and revolving credit facility (the "2016 Credit Agreement") and $800.0 million of Senior Notes Due 2025 ("Senior Notes"). The 2016 Credit Agreement was amended three times during 2017 and it currently provides for a $1.5 billion Term loan A facility, a $500.0 million Term loan B facility, and a $1.2 billion revolving credit facility. The Company borrowed significant amounts in 2017 under the 2016 Credit Agreement, and issued the Senior Notes, in conjunction with the CEB acquisition. Additional information regarding the 2016 Credit Facility and the Senior Notes is included in Note 5 — Debt in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

The debt service requirements of these credit arrangements could impair our future financial condition and operating results. In addition, the affirmative, negative and financial covenants of the 2016 Credit Agreement, as amended, as well as the covenants related to the Senior Notes, could limit our future financial flexibility. A failure to comply with these covenants could result in acceleration of all amounts outstanding, which could materially impact our financial condition unless accommodations could be negotiated with our lenders and Noteholders. No assurance can be given that we would be successful in doing so, or that any accommodations that we were able to negotiate would be on terms as favorable as those currently. The outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital.

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

Our employees are subject to restrictive covenant agreements (which include restrictions on employees' ability to compete and solicit customers and employees) and assignment of invention agreements, to the extent permitted under applicable law. When the period expires relating to the particular restriction, former employees may compete against us. If a former employee violates the provisions of his/her restrictive covenant agreement, we seek to enforce the restrictions but there is no assurance that we will be successful in our efforts.

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

Our business has increased significantly with the CEB acquisition. Our success depends, in part, upon our ability to continue to integrate its operations as well as manage the overall expanded business, which poses substantial challenges for management, including challenges related to the management and monitoring of new operations, new products, and associated increased cost and complexity. A failure to realize the expected benefits from the acquisition or successfully manage the expanded operation could adversely and materially affect our future business and operating results.

We face risks related to leased office space. With the CEB acquisition we assumed a significant amount of additional leased office space, in particular in Arlington, Virginia, which formerly served as CEB's headquarters location, and where the majority of its staff is currently located. Gartner is continuing with a plan originally approved by CEB before the acquisition to relocate and consolidate its office space in Arlington into a new, nearby building, and sublease the entirety of the existing space. The consolidation into the new building is expected to be completed in the first half of 2018 with the first set of moves already completed in December 2017. We have also made significant progress in subleasing the existing space and we expect to sublease all of the remaining space during 2018. However, if we are unable to sublease the remaining existing space at acceptable rents or at all, or if subtenants default on their sublease obligation with us or otherwise terminate the subleases with us, we may experience a loss of planned sublease rental income, which could result in a material charge which could adversely affect our operating results.

We are also in the process of adding new leased space. If the new spaces are not completed on schedule, or if the landlord defaults on its commitments and obligations pursuant to the new leases, we may incur additional expenses. In addition, unanticipated difficulties in initiating operations in this new space, including construction delays, IT system interruptions, or other infrastructure support problems, could result in a delay in moving into the new space, resulting in a loss of employee and operational productivity and a loss of revenue and/or additional expenses, which could also have an adverse, material impact on our operating results.

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

We face risks related to taxation. We are a global company and a substantial amount of our earnings is generated outside of the United States and taxed at rates less than the U.S. statutory federal income tax rate. Our effective tax rate, financial position and results of operations could be adversely affected by earnings being higher than anticipated in jurisdictions with higher statutory tax rates and, conversely, lower than anticipated in jurisdictions that have lower statutory tax rates, by changes in the valuation of our deferred tax assets and/or by changes in tax laws or accounting principles and their interpretation by relevant authorities.

At the present time, the United States and other countries where we do business have either changed or are actively considering changes in their tax, accounting and other related laws. In the United States, recently enacted Tax Reform introduced several new complicated tax laws which could unfavorably impact our future effective tax rate. In 2014, Ireland modified its tax residency rules. While these changes are not effective until 2021 for many companies with Irish resident operations, including Gartner, the new rules could increase our effective tax rate at that future date. Likewise, during 2015, the Organization for Economic Cooperation and Development (“OECD”) released final reports on various actions items associated with its initiative to prevent Base Erosion and Profit Shifting (“BEPS”). Numerous countries have and continue to propose unilateral tax law changes intended to address BEPS. The future enactment by various governments of these and other proposals could significantly increase our tax obligations in many countries where we do business. These actual, potential, and other changes, both individually and collectively, could materially increase our effective tax rate and negatively impact our financial position, results of operations, and cash flows. In addition, as regulations and guidance evolve with respect to the U.S. Tax Cuts and Jobs Act of 2017, and as we gather more information and perform additional analysis, the impact of the new law may differ from previous estimates and may materially affect our results of operations and financial position in the future.

In addition, our tax filings for various years are subject to examination by domestic and international taxing authorities and, during the ordinary course of business, we are under audit by various tax authorities. Recent and future actions on the part of the OECD and various governments have increased scrutiny of our tax filings. Although we believe that our tax filings and related accruals are reasonable, the final resolution of tax audits may be materially different from what is reflected in our historical tax provisions and accruals and could have a material adverse effect on our effective tax rate, financial position, results of operations, and cash flows, particularly in major taxing jurisdictions including, but not limited to: the United States, Ireland, India, Canada, United Kingdom, Japan, and France.

As of December 31, 2017, we had approximately $194.0 million of accumulated undistributed earnings in our non-U.S. subsidiaries. Our cash and cash equivalents are held in numerous locations throughout the world. At December 31, 2017, 97% of our cash and cash equivalents was held overseas, with a substantial portion representing accumulated undistributed earnings of our non-U.S. subsidiaries. Under U.S. GAAP, no provision for income taxes that may result from the remittance of accumulated undistributed foreign earnings is required if the Company intends to reinvest such earnings overseas indefinitely. Our current liquidity requirements do not demonstrate a need to repatriate accumulated undistributed foreign earnings to fund our U.S. operations or otherwise satisfy the liquidity needs of our U.S. operations. Accordingly, the Company intends to continue to reinvest substantially all of its accumulated undistributed foreign earnings, except in instances in which the repatriation of those earnings would result in minimal additional tax. As a result, we have not recognized income tax expense on the amounts deemed permanently reinvested. However, with the recently enacted U.S Tax Cuts and Jobs Act of 2017, we envision that the income tax that would be payable if such earnings were repatriated would be minimal.

Our corporate compliance program cannot guarantee that we are in compliance with all applicable laws and regulations. We operate in a number of countries, including emerging markets, and as a result we are required to comply with numerous, and in many cases, changing international and U.S. federal, state and local laws and regulations. As a result, we have a corporate compliance program which includes the creation of appropriate policies defining employee behavior that mandate adherence to laws, employee training, annual affirmations, monitoring and enforcement. However, if any employee fails to comply with, or intentionally disregards, any of these laws, regulations or our policies, a range of liabilities could result for the employee and for the Company, including, but not limited to, significant penalties and fines, sanctions and/or litigation, and the expenses associated with defending and resolving any of the foregoing, any of which could have a negative impact on our reputation and business.

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

Future sales or issuances of our common stock in the public market could lower our stock price. Sales of a substantial number of shares of common stock in the public market by our current stockholders, or the threat that substantial sales may occur, could cause the market price of our common stock to decrease significantly or make it difficult for us to raise additional capital by selling stock. The issuance of additional shares of our common stock could also lower the market price of our common stock. Furthermore, we have various equity incentive plans that provide for awards in the form of stock appreciation rights, restricted stock, restricted stock units and other stock-based awards which have the effect of adding shares of common stock into the public market. We have a board-approved share repurchase program and at December 31, 2017, approximately $1.1 billion remained available for share purchases under this program. No assurance can be given that we will continue these share repurchase activities in the future when the program is completed, or in the event that the price of our common stock reaches levels at which repurchases are not accretive.

Future sales of our common stock from grants and awards could lower our stock price. As of December 31, 2017, the aggregate number of shares of our common stock issuable pursuant to outstanding grants and awards under our equity incentive plans was approximately 2.8 million shares (approximately 1.3 million of which have vested). In addition, at the present time, approximately 5.6 million shares may be issued in connection with future awards under our equity incentive plans. Shares of common stock issued under these plans are freely transferable and have been registered under the Securities Act of 1933, as amended (the “Securities Act”), except for any shares held by affiliates (as that term is defined in Rule 144 under the Securities Act) which are subject to certain limitations. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock.

Interests of certain of our significant stockholders may conflict with yours. To our knowledge, as of the date hereof, and based upon publicly-available SEC filings, five institutional investors each presently hold over 5% of our common stock. While no stockholder or institutional investor individually holds a majority of our outstanding shares, these significant stockholders may be able, either individually or acting together, to exercise significant influence over matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, adoption or amendment of equity plans and approval of significant transactions such as mergers, acquisitions, consolidations and sales or purchases of assets. In addition, in the event of a proposed acquisition of the Company by a third party, this concentration of ownership may delay or prevent a change of control in us. Accordingly, the interests of these stockholders may not always coincide with our interests or the interests of other stockholders, or otherwise be in the best interests of us or all stockholders.

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

ITEM 2. PROPERTIES.

Our acquisition of CEB in 2017 resulted in a significant increase in the number of properties where we have business operations. As of December 31, 2017, we leased 59 domestic and 106 international active properties. These offices support our executive and administrative activities, research and consulting, sales, systems support, operations, and other functions. We have a significant presence in Stamford, Connecticut; Ft. Myers, Florida; Arlington, Virginia; Egham, the United Kingdom and Gurgaon, India. The Company does not own any real properties.

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

In Ft. Myers we lease 257,795 square feet in two buildings located on the same campus and we also have an additional 41,590 square feet of leased space in two separate but nearby buildings that house staff training and other facilities. Our Ft. Myers leases expire in 2030. To accommodate future growth in Ft. Myers we have also signed a lease (20 year lease with a termination option at 15 years) with a new multi-building development just south of our current campus for an additional 242,000 square feet to be delivered in phases in 2018 and 2019. This site also offers us options for further growth as necessary.

In Arlington, which was the heritage CEB corporate headquarters location, we are progressing with a strategy to consolidate multiple heritage CEB and Gartner offices that occupied 439,354 square feet across 4 different locations into 290,215 square feet of space in a single building which is a heritage CEB lease for a 15 year term that expires at the end of 2032. We expect to complete this consolidation by the end of 2018.

In Egham, we have consolidated most of our operations into a new 107,540 square foot building that opened in September 2017. The Egham lease has a term of 15 years. We also continue to maintain some operations in an adjacent legacy building. In Gurgaon we have two locations, a 30,000 square foot office and a 48,468 square foot office that was part of the heritage CEB business. To accommodate future growth in Gurgaon and consolidate our operations we have signed an agreement to lease 250,000 square feet in a new development to be delivered in 2019. This development, which is close to our current locations, also offers us potential for further growth as necessary.

In addition to the above locations, we have also announced the creation of a new Center of Excellence to be located in Irving, TX. To support the growth of this site we have signed a lease (15 year lease with termination option at 10 years) for 152,000 square feet that will be occupied in a phased manner from 2018 through 2020.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange under the symbol "IT". As of January 31, 2018, there were 1,263 holders of record of our common stock. Our 2018 Annual Meeting of Stockholders will be held on May 24, 2018 at the Company’s corporate headquarters in Stamford, Connecticut. We did not submit any matter to a vote of our stockholders during the fourth quarter of 2017.

The following table sets forth the high and low sale prices for our common stock as reported on The New York Stock Exchange for the periods indicated:

	2017		2016
	High	Low	High	Low
Quarter ended March 31	$112.42	$90.37	$89.73	$77.80
Quarter ended June 30	124.92	107.70	103.00	86.17
Quarter ended September 30	130.02	115.86	100.74	87.86
Quarter ended December 31	$126.22	$115.01	$105.45	$84.54

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

The following table summarizes the repurchases of our outstanding common stock in the three months ended December 31, 2017 pursuant to our $1.2 billion share repurchase authorization and pursuant to the settlement of share-based compensation awards:

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
October	5,685	$124.07
November	14,987	118.40
December	13,275	120.89
Total (1)	33,947	$120.32	$1.1

(1)
For the year ended December 31, 2017, the Company repurchased a total of 0.4 million shares, all of which were repurchased pursuant to the settlement of share-based compensation awards. No shares were repurchased under the Company's publicly-announced $1.2 billion share repurchase program.

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

(In thousands, except per share data)	2017	2016	2015	2014	2013
STATEMENT OF OPERATIONS DATA:
Revenues:
Research	$2,471,280	$1,857,001	$1,614,904	$1,479,976	$1,303,984
Consulting	327,661	318,934	296,317	313,758	281,284
Events	337,903	268,605	251,835	227,707	198,945
Talent Assessment & Other	174,650	—	—	—	—
Total revenues	3,311,494	2,444,540	2,163,056	2,021,441	1,784,213
Operating (loss) income	(6,329)	305,141	287,997	286,162	275,492
Net income	$3,279	193,582	$175,635	$183,766	$182,801

PER SHARE DATA:
Basic income per share	$0.04	$2.34	$2.09	$2.06	$1.97
Diluted income per share	$0.04	$2.31	$2.06	$2.03	$1.93

Weighted average shares outstanding:
Basic	88,466	82,571	83,852	89,337	93,015
Diluted	89,790	83,820	85,056	90,719	94,830

OTHER DATA:
Cash and cash equivalents	$538,908	474,233	$372,976	$365,302	$423,990
Total assets	7,283,173	2,367,335	2,168,517	1,904,351	1,783,582
Long-term debt	2,943,341	672,500	790,000	385,000	136,250
Stockholders’ equity (deficit)	983,465	60,878	(132,400)	161,171	361,316
Cash provided by operating activities	$254,517	365,632	$345,561	$346,779	$315,654
The following items impact the comparability and presentation of our consolidated data:

•
In April 2017 the Company acquired CEB. The operating results of CEB were included in our operating results beginning on the acquisition date. The Company also made other acquisitions in 2017, 2016 and 2015. See Note 2 — Acquisitions and Divestiture in the Notes to the Consolidated Financial Statements for additional information.

•
In December 2017 we recorded a $59.6 million one-time tax benefit related to the Tax Cuts and Jobs Act of 2017 which increased our diluted earnings per share by approximately $0.66 per share. See Note 10 — Income Taxes in the Notes for additional information.

•
In 2017 we repurchased 0.4 million of our common shares. We also repurchased 0.6 million, 6.2 million, 5.9 million, and 3.4 million of our common shares in 2016, 2015, 2014, and 2013, respectively. We used $41.3 million, $59.0 million, $509.0 million, $432.0 million, and $181.7 million in cash for share repurchases in 2017, 2016, 2015, 2014, and 2013, respectively. See Note 7 — Stockholders’ Equity in the Notes for additional information.

•	In 2017 we borrowed additional amounts under an amended credit facility as well as the issuance of Senior Notes. Note 5 — Debt in the Notes provides additional information.

•
In 2017 we added the Talent Assessment & Other segment as a result of the CEB acquisition. Note 14 — Segments in the Notes provides additional information. In February 2018 we announced a definitive agreement to sell a significant portion of this segment. Additional information related to the sale is provided in Notes 2 and 16.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of the following Management’s Discussion and Analysis (“MD&A”) is to facilitate an understanding of significant factors influencing the operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K. Historical results and percentage relationships are not necessarily indicative of operating results for future periods. References to "Gartner," the "Company,” “we,” “our” and “us” in this MD&A are to Gartner, Inc. and its consolidated subsidiaries.

Acquisitions of CEB Inc. and Other Businesses

On April 5, 2017, the Company completed its acquisition of CEB Inc. ("CEB"). Note 2 — Acquisitions and Divestiture in the Notes to Consolidated Financial Statements provides additional information regarding the CEB acquisition. Our operating results discussed below for the year ended December 31, 2017 include the results of CEB beginning on the acquisition date. References to "heritage Gartner" operating results and business measurements below refer to Gartner excluding CEB. References to "CEB" below refer to the operating results and business measurements of CEB subsequent to the acquisition.

We also acquired other businesses in 2017, 2016 and 2015, which are also described in Note 2 — Acquisitions and Divestiture in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. The operating results of these other acquired businesses were not material to our consolidated or segment results.

Talent Assessment Business - Announcement of a Definitive Agreement to Sell

On February 6, 2018, the Company announced that it had reached a definitive agreement to sell its CEB Talent Assessment business to Exponent Private Equity, a UK-based private equity firm, for $400.0 million. The agreement comes at the end of a previously announced process to evaluate strategic alternatives for CEB Talent Assessment, formerly SHL, which was acquired by Gartner as part of the CEB acquisition. The transaction is expected to close in the first half of 2018 and is subject to customary closing conditions.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expect,” “should,” “could,” “believe,” “plan,” “anticipate,” “estimate,” “predict,” “potential,” “continue” or other words of similar meaning.

Forward-looking statements are subject to risks, estimates and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part 1, Item 1A, Risk Factors included in this Annual Report on Form 10-K. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers should carefully review our risk factors described in this Annual Report on Form 10-K.

BUSINESS OVERVIEW

Gartner, Inc. (NYSE: IT) is the world’s leading research and advisory company and a member of the S&P 500. We equip business leaders with indispensable insights, advice and tools to achieve their mission-critical priorities and build the successful organizations of tomorrow.

We believe our unmatched combination of expert-led, practitioner-sourced and data-driven research steers clients toward the right decisions on the issues that matter most. We’re trusted as an objective resource and critical partner by more than 12,000 organizations in more than 100 countries across all major functions, in every industry and enterprise size. Gartner is headquartered in Stamford, Connecticut, U.S.A. and, as of December 31, 2017, we had more than 15,000 associates, including 2,650 research analysts and consultants.
Gartner delivers its products and services globally through four business segments: Research, Consulting, Events, and Talent Assessment & Other:

•
Research provides trusted, objective insights and advice on the mission-critical priorities of leaders across all functional areas of the enterprise through research and other reports, briefings, proprietary tools, access to our analysts, peer networking services and membership programs that enable our clients to make better decisions. Gartner's traditional strengths in IT, marketing and supply chain research were enhanced in 2017 with Gartner's acquisition of CEB, Inc., which added CEB's best practice and talent management research insights across a range of business functions, to include human resources, sales, legal and finance.

•
Consulting provides customized solutions to unique client needs through on-site, day-to-day support, as well as proprietary tools for measuring and improving IT performance with a focus on cost, performance, efficiency and quality.

•
Events provides business professionals across the organization the opportunity to learn, share and network. From our flagship CIO event Gartner Symposium/ITxpo, to industry-leading conferences focused on specific business roles and topics, to member-driven sessions, our events enable attendees to experience the best of Gartner insight and advice live.

•
Talent Assessment & Other helps organizations assess, engage, manage and improve talent. This is accomplished through knowledge and skills assessments, training programs, workshops, and survey and questionnaire services.

BUSINESS MEASUREMENTS

We believe that the following business measurements are important performance indicators for our business segments:

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

EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION

We have executed a consistent growth strategy since 2005 to drive revenue and earnings growth. The fundamentals of our strategy include a focus on creating extraordinary research insight, delivering innovative and highly differentiated product offerings, building a strong sales capability, providing world class client service with a focus on client engagement and retention, and continuously improving our operational effectiveness. We also continue to focus on maximizing shareholder value. During 2017, we repurchased 0.4 million shares of our outstanding common stock and we acquired CEB, an industry leader in providing best practice and talent management insights, and L2, Inc. ("L2"), a subscription-based research business that benchmarks the digital performance of brands. Note 2 — Acquisitions and Divestiture in the Notes to Consolidated Financial Statements provides additional information regarding these acquisitions.

We had total revenues of $3.3 billion in 2017, an increase of 35% over 2016 on both a reported basis and adjusted for foreign exchange impact. On a reported basis, CEB contributed $522.9 million of the increase in total revenues. Net income declined to $3.3 million in 2017 from $193.6 million in 2016 and, as a result, diluted earnings per share was $0.04 in 2017 compared to $2.31 in 2016. See Note 10 — Income Taxes in the Notes to Consolidated Financial Statements for information concerning the net favorable impact of $59.6 million on the Company's 2017 income tax provision from the Tax Cuts and Jobs Act of 2017.

Research revenues increased to $2.5 billion during 2017, or 33% compared to 2016 on both a reported basis and adjusted for the impact of foreign currency exchange. Heritage Gartner revenues increased $304.7 million in 2017 compared to 2016, which represents a 16% increase on a reported basis, with approximately one point of the increase due to L2, which we acquired in the first quarter of 2017. Adjusted for the foreign exchange impact, heritage Gartner revenues also increased by 16% year-over-year. On a reported basis, CEB contributed $309.6 million of the 2017 increase in Research revenues. The Research gross contribution margin declined by two points during 2017, primarily due to the impact of the deferred revenue fair value accounting adjustment resulting from the CEB acquisition. Heritage Gartner client retention and wallet retention both remained strong at 84% and 106%, respectively, as of December 31, 2017.

Consulting revenues increased to $327.7 million in 2017, or 3% compared to 2016 on both a reported basis and adjusted for the impact of foreign currency exchange. The Consulting gross contribution margin was 29% in 2017 compared to 28% in 2016. Consultant utilization was 64% and 66% in 2017 and 2016, respectively. We had 682 billable consultants at December 31, 2017 compared to 628 at December 31, 2016. Backlog was $95.2 million at December 31, 2017.

Events revenues increased to $337.9 million in 2017, or 26% compared to 2016 on a reported basis and 25% adjusted for the impact of foreign currency exchange. Heritage Gartner revenues increased $30.7 million in 2017 compared to 2016, an 11% increase on a reported basis and 10% adjusted for the foreign exchange impact. CEB contributed $38.6 million of the revenue increase on a reported basis. The heritage Gartner Events gross contribution margin was 49% and 51% for 2017 and 2016, respectively. In the heritage Gartner business, we held 65 events and 66 events in 2017 and 2016, respectively, while the number of attendees for 2017 increased 17% and exhibitors increased 3% compared to 2016, with average revenue per exhibitor up by 5% while average revenue per attendee was flat. CEB held four events during 2017 with 3,578 attendees.

As a result of the CEB acquisition, we added a new reportable segment in second quarter 2017 called Talent Assessment & Other, which contributed $174.7 million of revenues during 2017.

For a more complete discussion of our results by segment, see Segment Results below.

Cash provided by operating activities was $254.5 million and $365.6 million during 2017 and 2016, respectively. As of December 31, 2017, we had $538.9 million of cash and cash equivalents, which excludes amounts deemed to be held-for-sale, and $558.0 million of available borrowing capacity on our revolving credit facility. For a more complete discussion of our cash flows and financial position, see Liquidity and Capital Resources below.

FLUCTUATIONS IN QUARTERLY RESULTS

Our quarterly and annual revenues, operating income (loss) and cash flows fluctuate as a result of many factors, including: the timing of our Symposium/ITxpo series that normally occurs during the fourth quarter, as well as our other events; the timing and amount of new business generated, including from acquisitions; the mix of domestic and international business; domestic and international economic conditions; changes in market demand for our products and services; changes in foreign currency rates; the timing of the development, introduction and marketing of new products and services; competition in the industry; the payment of performance compensation; and other factors that are beyond our control. The potential fluctuations in our operating income (loss) could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results and cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements requires the application of appropriate accounting policies and the use of estimates. Our significant accounting policies are described in Note 1 — Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Management considers the policies discussed below to be critical to an understanding of our financial statements because their application requires complex and subjective management judgments and estimates. Specific risks for these critical accounting policies are also described below.

The preparation of our consolidated financial statements requires us to make estimates and assumptions about future events. We develop our estimates using both current and historical experience, as well as other factors, including the general economic environment and actions we may take in the future. We adjust such estimates when facts and circumstances dictate. However, our estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on our best judgment at a point in time and, as such, these estimates may ultimately differ materially from actual results. Ongoing changes in our estimates could be material and would be reflected in the Company’s consolidated financial statements in future periods.

Our critical accounting policies pertaining to the years presented in the consolidated financial statements included in this Annual Report on Form 10-K are as follows:

Revenue recognition — Revenue is recognized in accordance with the requirements of U.S. GAAP, as well as SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Revenue is only recognized when all required criteria for revenue recognition have been met. Revenue by significant source is accounted for as follows:

•
Research revenues are mainly derived from subscription contracts for research products. The related revenues are deferred and recognized ratably over the applicable contract term. Fees derived from assisting organizations in selecting the right business software for their needs are recognized when the leads are provided to vendors.

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

The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. All research contracts are non-cancelable and non-refundable, except for government contracts that may have cancellation or fiscal funding clauses. It is our policy to record the amount of the contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue because the contract represents a legally enforceable claim.

The Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers," on January 1, 2018. See Note 1 — Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements for information regarding our adoption of this accounting standard and its impact on the Company's revenue recognition policies.

Uncollectible fees receivable — We maintain an allowance for losses that is comprised of a bad debt allowance and a sales reserve. Provisions are charged against earnings, either as a reduction in revenues or an increase to expense. The determination of the allowance for losses is based on historical loss experience, an assessment of current economic conditions, the aging of outstanding receivables, the financial health of specific clients and probable losses. This evaluation is inherently judgmental and requires estimates. The valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectability of fees receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients’ liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due and the effectiveness of our collection efforts.

The following table presents our total fees receivable and the related allowance for losses (in thousands):

	December 31,
	2017	2016
Total fees receivable	$1,189,543	$650,413
Allowance for losses	(12,700)	(7,400)
Fees receivable, net	$1,176,843	$643,013

Goodwill and other intangible assets — When we acquire a business, we determine the fair value of the assets acquired and liabilities assumed on the date of acquisition, which may include a significant amount of intangible assets such as customer relationships, software, content and other intangible assets, as well as resulting goodwill. When determining the fair values of the acquired intangible assets, we consider, among other factors, analyses of historical financial performance and an estimate of the future performance of the acquired business. The fair values of the acquired intangible assets are primarily calculated using an income approach that relies on discounted cash flows. This method starts with a forecast of the expected future net cash flows associated with the asset and then adjusts the forecast to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. We consider this approach to be the most appropriate valuation technique because the inherent value of the acquired intangible assets is their ability to generate future income. In a typical acquisition, we engage a third-party valuation expert to assist us with the fair value analyses for acquired intangible assets.

Determining the fair values of acquired intangible assets requires us to exercise significant judgment. We select reasonable estimates and assumptions based on evaluating a number of factors, including, but not limited to, marketplace participants, consumer awareness and brand history. Additionally, there are significant judgments inherent in discounted cash flows such as estimating the amount and timing of projected future cash flows, the selection of appropriate discount rates, hypothetical royalty rates and contributory asset capital charges. Specifically, the discount rates used in discounted cash flow analyses are intended to reflect the risk inherent in the projected future cash flows generated by the underlying acquired intangible assets.

Determining an acquired intangible asset's useful life requires significant judgment and is based on evaluating a number of factors, including, but not limited to, the expected use of the asset, historical client retention rates, consumer awareness and trade name history, as well as any contractual provisions that could limit or extend an asset's useful life.

The Company evaluates recorded goodwill in accordance with FASB Accounting Standards Codification ("ASC") Topic 350, which requires goodwill to be assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. In addition, an impairment evaluation of our amortizable intangible assets may also be performed if events or circumstances indicate potential impairment. Among the factors that could trigger an impairment review are our current operating results relative to our annual plan or historical performance; changes in our strategic plan or use of our assets; restructuring charges or other changes in our business segments; competitive pressures and changes in the general economy or in the markets in which we operate; and a significant decline in our stock price and our market capitalization relative to our net book value.

FASB ASC Topic 350 requires an annual assessment of the recoverability of recorded goodwill, which can be either quantitative or qualitative in nature, or a combination of the two approaches. Both methods utilize estimates which, in turn, require judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of the resulting estimates are subject to uncertainty. If our goodwill impairment evaluation determines that the fair value of a reporting unit is less than its related carrying amount, we may recognize an impairment charge. Among the factors that we consider in a qualitative assessment are general economic conditions and the competitive environment; actual and projected reporting unit financial performance; forward-looking business measurements; and external market assessments. A quantitative analysis requires management to consider each of the factors relevant to a qualitative assessment, as well as the utilization of detailed financial projections, to include the rate of revenue growth, profitability and cash flows, as well as assumptions regarding discount rates, the Company's weighted average cost of capital and other data, in order to determine a fair value for our reporting units. We conducted a qualitative assessment of the fair value of all of the Company's reporting units during the quarter ended September 30, 2017. The results of this test determined that the fair values of the Company's reporting units continue to exceed their respective carrying values and as a result, no goodwill impairment was indicated. See Note 1 — Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements for additional information regarding goodwill and amortizable intangible assets.

Accounting for income taxes — The Company uses the asset and liability method of accounting for income taxes. We estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating our current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. In assessing the realizability of deferred tax assets, we consider if it is more likely than not that some or all of the deferred tax assets will not be realized. In making this assessment, we consider the availability of loss carryforwards, projected reversals of deferred tax liabilities, projected future taxable income, and ongoing prudent and feasible tax planning strategies. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position.

Accounting for stock-based compensation — The Company accounts for stock-based compensation awards in accordance with FASB ASC Topics 505 and 718 and SEC Staff Accounting Bulletins No. 107 and No. 110. The Company recognizes stock-based compensation expense, which is based on the fair value of the award on the date of grant, over the related service period (see Note 8 — Stock-Based Compensation in the Notes to Consolidated Financial Statements for additional information). Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards requires the use of certain complex and subjective assumptions, including the expected life of a stock-based compensation award and the Company’s common stock price volatility. In addition, determining the appropriate periodic stock-based compensation expense requires management to estimate the likelihood of the achievement of certain performance targets. The assumptions used in calculating the fair values of stock-based compensation awards and the related periodic expense represent management’s best estimates, which involve inherent uncertainties and the application of judgment. As a result, if circumstances change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, then the amount of expense may need to be adjusted and future stock-based compensation expense could be materially different from what has been recorded in the current period.

Restructuring and other accruals — We may record accruals for severance costs, costs associated with excess facilities that we have leased, contract terminations, asset impairments and other costs as a result of ongoing actions we undertake to streamline our organization, reposition certain businesses and reduce ongoing costs. Estimates of costs to be incurred to complete these actions, such as future lease payments, sublease income, the fair value of assets, and severance and related benefits, are based on assumptions at the time the actions are initiated. These accruals may need to be adjusted to the extent actual costs differ from such estimates. In addition, these actions may be revised due to changes in business conditions that we did not foresee at the time such plans were approved. We also record accruals during the year for our various employee cash incentive programs. Amounts accrued at the end of each reporting period are based on our estimates and may require adjustment as the ultimate amount paid for these incentives are sometimes not known with certainty until the end of our fiscal year.

RESULTS OF OPERATIONS

Consolidated Results

2017 VERSUS 2016

The table below presents an analysis of selected line items and year-over-year changes in our Consolidated Statements of Operations for the two years ended December 31, 2017 (in thousands). The operating results of CEB are included beginning on April 5, 2017, the date of the acquisition.

	Year Ended December 31, 2017	Year Ended December 31, 2016	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	$3,311,494	$2,444,540	$866,954	35%
Costs and expenses:
Cost of services and product development	1,320,198	945,648	(374,550)	(40)
Selling, general and administrative	1,599,004	1,089,184	(509,820)	(47)
Depreciation	63,897	37,172	(26,725)	(72)
Amortization of intangibles	176,274	24,797	(151,477)	>(100)
Acquisition and integration charges	158,450	42,598	(115,852)	>(100)
Operating (loss) income	(6,329)	305,141	(311,470)	>(100)
Interest expense, net	(124,936)	(25,116)	(99,820)	>(100)
Other income, net	3,448	8,406	(4,958)	(59)
(Benefit) provision for income taxes	(131,096)	94,849	225,945	>100
Net income	$3,279	$193,582	$(190,303)	(98)%

TOTAL REVENUES for the year ended December 31, 2017 increased $867.0 million, to $3.3 billion, an increase of 35% compared to the year ended December 31, 2016 on both a reported basis and adjusted for foreign exchange impact. CEB contributed approximately $522.9 million of the revenue increase.

The table below presents total revenues by geographic region for the years indicated (in thousands):

Geographic Region	Year Ended December 31, 2017	Year Ended December 31, 2016	Increase (Decrease) $	Increase (Decrease) %
U.S. and Canada	$2,037,111	$1,519,748	$517,363	34%
Europe, Middle East and Africa	850,352	616,721	233,631	38
Other International	424,031	308,071	115,960	38
Totals	$3,311,494	$2,444,540	$866,954	35%

The table below presents our revenues by segment for the years indicated (in thousands):

Segment	Year Ended December 31, 2017	Year Ended December 31, 2016	Increase (Decrease) $	Increase (Decrease) %
Research	$2,471,280	$1,857,001	$614,279	33%
Consulting	327,661	318,934	8,727	3
Events	337,903	268,605	69,298	26
Talent Assessment & Other	174,650	—	174,650	100
Totals	$3,311,494	$2,444,540	$866,954	35%

Please refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

COST OF SERVICES AND PRODUCT DEVELOPMENT was $1.3 billion in 2017, an increase of $374.6 million compared to 2016, or 40% on both a reported basis and excluding the impact of foreign exchange. Approximately $238.0 million of the increase was attributable to CEB. The $136.6 million increase attributable to heritage Gartner was primarily due to higher payroll and related benefits costs resulting from increased headcount, which increased 20%. Cost of services and product development as a percentage of revenues was 40% and 39% for 2017 and 2016, respectively.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) expense was $1.6 billion in 2017, an increase of $509.8 million compared to 2016, or 47% on both a reported basis and excluding the impact of foreign exchange. Approximately $283.8 million of the increase was attributable to CEB. Heritage Gartner SG&A costs for 2017 increased $226.0 million, primarily due to $107.4 million in higher payroll and related benefits costs, reflecting a 17% overall headcount increase; $33.8 million in higher commissions due to increased sales bookings; and $84.8 million in higher corporate costs and foreign exchange impact. The overall headcount growth includes a 16% increase in quota-bearing sales associates, which increased to 2,807 at December 31, 2017 from 2,423 at December 31, 2016.

DEPRECIATION increased $26.7 million during 2017 when compared to 2016, due to property, equipment and leasehold improvements acquired with CEB and additional heritage Gartner investment.

AMORTIZATION OF INTANGIBLES increased $151.5 million during 2017 when compared to 2016 due to additional amortization from the intangibles recorded in connection with our recent acquisitions.

ACQUISITION AND INTEGRATION CHARGES increased $115.9 million during 2017 when compared to 2016. This increase reflects the additional charges resulting from our recent acquisitions and primarily consist of higher professional fees, severance, stock-based compensation charges and accruals for exit costs for certain office space that the Company does not intend to occupy in Arlington, Virginia.

OPERATING (LOSS) INCOME was an operating loss of $(6.3) million during 2017 compared to operating income of $305.1 million in 2016. The decline reflects several factors. We had a lower segment contribution margin in our Research business resulting from a CEB deferred revenue fair value adjustment. We also had higher SG&A and acquisition-related costs, including depreciation, amortization of intangibles, and acquisition and integration charges.

INTEREST EXPENSE, NET increased $99.8 million during 2017 when compared to 2016. The increase was primarily due to higher borrowings during 2017.

OTHER INCOME, NET was $3.4 million during 2017, primarily reflecting the net impact of foreign currency gains and losses from our hedging activities, as well as the sale of certain state tax credits and the recognition of other tax incentives. Other income, net was $8.4 million in 2016, which included a gain of $2.5 million from the extinguishment of a portion of an economic development loan from the State of Connecticut, the sale of certain state tax credits and the recognition of other tax incentives, and the net impact of gains and losses from our foreign currency hedging activities.

(BENEFIT) PROVISION FOR INCOME TAXES in 2017 was a benefit of $(131.1) million on a pretax loss of $(127.8) million compared to an expense of $94.8 million on pretax income of $288.4 million in 2016. The effective income tax rate was 102.6% in 2017 compared to 32.9% in 2016. The change in the effective income tax rate was primarily attributable to the favorable impact of U.S. tax reform, the recognition in 2017 of unrealized capital losses on the planned divestiture of the Talent Assessment business, and increases in tax benefits associated with equity compensation.

NET INCOME was $3.3 million and $193.6 million during 2017 and 2016, respectively. The year-over-year change primarily reflects declines in our operating profitability and higher interest expense, partially offset by income tax benefits in 2017, including the impact of the Tax Cuts and Jobs Act of 2017. As a result of substantially lower net income and a 7% increase in the number of weighted average shares outstanding, diluted earnings per share declined to $0.04 in 2017 from $2.31 in 2016.

2016 VERSUS 2015

The table below presents an analysis of selected line items and year-over-year changes in our Consolidated Statements of Operations for the two years ended December 31, 2016 (in thousands).

	Year Ended December 31, 2016	Year Ended December 31, 2015	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	$2,444,540	$2,163,056	$281,484	13%
Costs and expenses:
Cost of services and product development	945,648	839,076	(106,572)	(13)
Selling, general and administrative	1,089,184	962,677	(126,507)	(13)
Depreciation	37,172	33,789	(3,383)	(10)
Amortization of intangibles	24,797	13,342	(11,455)	(86)
Acquisition and integration charges	42,598	26,175	(16,423)	(63)
Operating income	305,141	287,997	17,144	6
Interest expense, net	(25,116)	(20,782)	(4,334)	(21)
Other income, net	8,406	4,996	3,410	68
(Benefit) provision for income taxes	94,849	96,576	1,727	2
Net income	$193,582	$175,635	$17,947	10%

TOTAL REVENUES for the year ended December 31, 2016 increased $281.5 million, to $2.4 billion, an increase of 13% compared to the year ended December 31, 2015 and 14% adjusted for the impact of foreign currency exchange.

The table below presents total revenues by geographic region for the years indicated (in thousands):

Geographic Region	Year Ended December 31, 2016	Year Ended December 31, 2015	Increase (Decrease) $	Increase (Decrease) %
U.S. and Canada	$1,519,748	$1,347,676	$172,072	13%
Europe, Middle East and Africa	616,721	557,165	59,556	11
Other International	308,071	258,215	49,856	19
Totals	$2,444,540	$2,163,056	$281,484	13%

The table below presents our revenues by segment for the years indicated (in thousands):

Segment	Year Ended December 31, 2016	Year Ended December 31, 2015	Increase (Decrease) $	Increase (Decrease) %
Research	$1,857,001	$1,614,904	$242,097	15%
Consulting	318,934	296,317	22,617	8
Events	268,605	251,835	16,770	7
Totals	$2,444,540	$2,163,056	$281,484	13%

Please refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

COST OF SERVICES AND PRODUCT DEVELOPMENT (“COS") increased $106.6 million, or 13%, in 2016 compared to 2015, to $945.6 million compared to $839.1 million in 2015. COS increased 14% in 2016 when compared to 2015 adjusted for the impact of foreign exchange. The year-over-year increase in COS was due to $88.0 million in higher payroll and related benefits costs from additional headcount and merit salary increases, and $28.6 million in higher charges in 2016 for events costs and other program related expenses. Partially offsetting these increased expenses was approximately $10.0 million in foreign exchange impact. Overall COS headcount increased 13%, which was primarily in our Research segment. COS as a percentage of revenues was 39% in both 2016 and 2015.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) expense increased by $126.5 million in 2016, or 13%, to $1,089.2 million compared to $962.7 million in 2015. Excluding the impact of foreign currency exchange, SG&A expense increased 15% year-over-year. The increase was primarily due to $115.0 million in higher payroll and related benefits costs from additional headcount, higher sales commissions, and merit salary increases, and we also had $27.5 million in additional legal, recruiting and training, and workplace costs. Partially offsetting these additional charges was approximately $16.0 million in foreign exchange impact. SG&A headcount increased 13% overall, with the majority of the increase in additional quota-bearing sales associates and related support staff. Quota-bearing sales associates increased 12% year-over-year, to 2,423 at December 31, 2016 from 2,171 at December 31, 2015.

DEPRECIATION increased 10% in 2016 compared to 2015, which reflects our additional investment in fixed assets.

AMORTIZATION OF INTANGIBLES increased to $24.8 million in 2016 from $13.3 million in 2015 due to the additional intangibles resulting from our acquisitions.

ACQUISITION AND INTEGRATION CHARGES were $42.6 million in 2016 compared to $26.2 million in 2015. These charges are directly related to our acquisitions and primarily include amounts accrued for payments contingent on the achievement of certain employment conditions, legal, consulting and severance costs.

OPERATING INCOME increased 6% in 2016 compared to 2015, to $305.1 million in 2016 from $288.0 million in 2015. Operating income as a percentage of revenues was 12% in 2016 and 13% in 2015 with the decline due to a number of factors, to include lower gross contribution margins in our Consulting and Events segments and higher charges from acquisitions.

INTEREST EXPENSE, NET increased 21% year-over-year due to higher average borrowings in 2016.

OTHER INCOME, NET was $8.4 million in 2016, which included a gain of $2.5 million from the extinguishment of a portion of an economic development loan from the State of Connecticut, the sale of certain state tax credits and the recognition of other tax incentives, and the net impact of gains and losses from our foreign currency hedging activities. Other income, net was $5.0 million in 2015, which consisted of a $6.8 million gain from the sale of certain state tax credits, partially offset by a net loss from foreign currency hedging activities.

(BENEFIT) PROVISION FOR INCOME TAXES was $94.8 million in 2016 compared to $96.6 million in 2015 and the effective tax rate was 32.9% in 2016 compared to 35.5% in 2015. The decrease in the 2016 effective income tax rate was primarily attributable to the early adoption of FASB ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," partially offset by increases in non-deductible expenses relating to acquisitions.

NET INCOME was $193.6 million in 2016 and $175.6 million in 2015, an increase of 10%. Diluted earnings per share increased 12% year-over-year, to $2.31 in 2016 compared to $2.06 in 2015 due to higher net income and, to a lesser extent, a decrease in the number of weighted average shares outstanding in 2016.

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

On April 5, 2017, Gartner completed its acquisition of CEB. With the CEB acquisition, Gartner began reporting four business segments reflecting the Company’s enlarged scale and breadth of advisory services. The Company's reportable segments are as follows:

•
Research provides trusted, objective insights and advice on the mission-critical priorities of leaders across all functional areas of the enterprise through research and other reports, briefings, proprietary tools, access to our analysts, peer networking services and membership programs that enable our clients to make better decisions. Gartner's traditional strengths in IT, marketing and supply chain research were enhanced in 2017 with Gartner's acquisition of CEB, Inc., which added CEB's best practice and talent management research insights across a range of business functions, to include human resources, sales, legal and finance.

•
Consulting provides customized solutions to unique client needs through on-site, day-to-day support, as well as proprietary tools for measuring and improving IT performance with a focus on cost, performance, efficiency and quality.

•
Events provides business professionals across the organization the opportunity to learn, share and network. From our flagship CIO event Gartner Symposium/ITxpo, to industry-leading conferences focused on specific business roles and topics, to member-driven sessions, our events enable attendees to experience the best of Gartner insight and advice live.

•
Talent Assessment & Other helps organizations assess, engage, manage and improve talent. This is accomplished through knowledge and skills assessments, training programs, workshops, and survey and questionnaire services.

The sections below present the results of these four reportable business segments. References to "heritage Gartner" operating results and business measurements below refer to Gartner excluding CEB. References to "CEB" operating results and business measurements below refer to CEB subsequent to the acquisition.

Research

	As Of And For The Year Ended December 31, 2017	As Of And For The Year Ended December 31, 2016	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Year Ended December 31, 2016	As Of And For The Year Ended December 31, 2015	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1), (2)	$2,471,280	$1,857,001	$614,279	33%	$1,857,001	$1,614,904	$242,097	15%
Gross contribution (1)	$1,653,014	$1,285,611	$367,403	29%	$1,285,611	$1,117,534	$168,077	15%
Gross contribution margin	67%	69%	(2) points	—	69%	69%	—	—
Business Measurements:
Heritage Gartner:
Total contract value (1)	$2,213,000	$1,930,000	$283,000	15%	$1,930,000	$1,768,300	$161,700	9%
Client retention	84%	84%	—	—	84%	84%	—	—
Wallet retention	106%	104%	2 points	—	104%	105%	(1) point	—
CEB:
Total contract value (1) (3)	$557,000	$549,000	$8,000	1%	$549,000	na	—	—
Wallet retention	96%	90%	6 points	—	90%	na	—	—

(1)	Dollars in thousands.

(2)
In 2017 the Company began reporting the results of its Strategic Advisory Services ("SAS") business in Research whereas previously the SAS business was reported with Consulting. Although the impact of the reclassification was not significant, the operating results of the SAS business for 2016 and 2015 were reclassified from Consulting to Research to be comparable with the current year presentation.

(3)	The 2016 CEB contract value was calculated using Gartner's methodology as well as 2017 foreign exchange rates.
na - not applicable or not available.

2017 VERSUS 2016

Research segment revenues increased $614.3 million on a reported basis during 2017 compared to 2016, or 33% on both a reported basis and adjusted for the impact of foreign currency exchange. Heritage Gartner revenues increased $304.7 million in 2017 compared to 2016, which represents a 16% increase on a reported basis, with approximately one point of the increase due to L2, which we acquired in the first quarter of 2017. Adjusted for the foreign exchange impact, heritage Gartner revenues also increased by 16% year-over-year. On a reported basis, CEB contributed $309.6 million of the 2017 increase in Research segment revenues. The gross contribution margin declined by two points during 2017, primarily due to the impact of the deferred revenue fair value accounting adjustment resulting from the CEB acquisition.

Heritage Gartner total contract value was $2.2 billion at December 31, 2017, an increase of 15% as reported and 16% on a foreign exchange neutral basis compared to December 31, 2016. Heritage Gartner client retention was 84% as of both December 31, 2017 and 2016, while wallet retention was 106% and 104% at December 31, 2017 and 2016, respectively. Heritage Gartner total contract value at December 31, 2017 increased by double-digits across all of the Company’s sales regions and client sizes and virtually every industry segment compared to December 31, 2016. We increased the number of our research client enterprises by 7% in 2017. As of December 31, 2017, CEB contract value was $557.0 million and wallet retention was 96%.

2016 VERSUS 2015

Research segment revenues increased 15% in 2016 compared to 2015. Excluding the impact of foreign currency exchange, Research revenues increased approximately 17% in 2016. The segment gross contribution margin was 69% in both annual periods. The contribution margin remained at 69% in 2016 despite a 14% increase in segment headcount, which was mostly driven by new hires and, to a lesser extent, the additional employees resulting from our acquisitions. The headcount increase reflects our continued investment in this business. Total contract value increased 9% on a reported basis in 2016 to $1.9 billion, and increased 14% year-over-year adjusted for the impact of foreign currency exchange. The growth in contract value was broad-based, with every region and client size and virtually every industry sector growing at double-digit percentage rates. We increased the number of our research client enterprises by 3% in 2016 to 11,122. Both client retention and wallet retention remained strong at 84% and 104%, respectively, as of December 31, 2016.

Consulting

	As Of And For The Year Ended December 31, 2017	As Of And For The Year Ended December 31, 2016	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Year Ended December 31, 2016	As Of And For The Year Ended December 31, 2015	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1), (2)	$327,661	$318,934	$8,727	3%	$318,934	$296,317	$22,617	8%
Gross contribution (1)	$93,643	$89,734	$3,909	4%	$89,734	$86,486	$3,248	4%
Gross contribution margin	29%	28%	1 point	—	28%	29%	(1) point	—
Business Measurements:
Backlog (1) (3)	$95,200	$88,600	$6,600	7%	$88,600	$100,800	$(12,200)	(12)%
Billable headcount	669	628	41	7%	628	606	22	4%
Consultant utilization	64%	66%	(2) points	—	66%	66%	—	—
Average annualized revenue per billable headcount (1)	$366	$383	$(17)	(4)%	$383	$391	$(8)	(2)%

(1)	Dollars in thousands.

(2)
In 2017 the Company began reporting the results of its SAS business in Research whereas previously the SAS business was reported with Consulting. Although the impact of the reclassification was not significant, the operating results of the SAS business for 2016 and 2015 were reclassified from Consulting to Research to be comparable with the current year presentation.

(3)	The heritage Gartner backlog of $88.6 million and $100.8 million at December 31, 2016 and 2015, respectively, have been restated to reflect the reclassification of the SAS business.

2017 VERSUS 2016

Consulting revenues increased 3% during 2017 compared to 2016 on both a reported basis and adjusted for the impact of foreign currency exchange, with revenue improvements in both core consulting and contract optimization. Gross contribution margin was 29% and 28% for 2017 and 2016, respectively. The margin improvement in 2017 was primarily due to additional contract optimization revenue, which has a higher contribution margin than our labor-based core consulting, partially offset by lower consultant utilization and our investment in additional managing partners. Backlog increased by $6.6 million, or 7%, year-over-year. The $95.2 million of backlog at December 31, 2017 represented approximately four months of backlog, which is in line with the Company's operational target.

2016 VERSUS 2015

Consulting revenue increased 8% year-over-year to $318.9 million, with the increase mostly in our core consulting practice. Additionally, revenue in our contract optimization practice increased slightly during 2016 compared to 2015. The impact of foreign currency exchange was not significant. The year-over-year gross contribution margin declined by one point due to several factors, including higher payroll costs resulting from higher headcount and severance. Backlog decreased by $12.2 million year-over-year, or 12%, mostly due to a large individual contract booked in 2015. Excluding that contract, backlog decreased approximately 3% year-over-year. The $88.6 million of backlog at December 31, 2016 represented approximately four months of forward backlog, which is in line with the Company's operational target.

Events

	As Of And For The Year Ended December 31, 2017	As Of And For The Year Ended December 31, 2016	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Year Ended December 31, 2016	As Of And For The Year Ended December 31, 2015	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$337,903	$268,605	$69,298	26%	$268,605	$251,835	$16,770	7%
Gross contribution (1)	$163,480	$136,655	$26,825	20%	$136,655	$130,527	$6,128	5%
Gross contribution margin	48%	51%	(3) points	—	51%	52%	(1) point	—
Business Measurements:
Heritage Gartner:
Number of events (2)	65	66	(1)	(2)%	66	65	1	2%
Number of attendees (2)	63,823	54,602	9,221	17%	54,602	52,595	2,007	4%
CEB:
Number of events (2)	4	na	—	—	na	na	—	—
Number of attendees (2)	3,578	na	—	—	na	na	—	—

(1)	Dollars in thousands.

(2)	Single day, local events are excluded.
na - not applicable or not available.

2017 VERSUS 2016

Events revenues increased $69.3 million, or 26%, during 2017 compared to 2016 on a reported basis and 25% adjusted for the impact of foreign currency exchange. Heritage Gartner revenues increased $30.7 million in 2017 compared to 2016, an 11% increase on a reported basis and 10% adjusted for the foreign exchange impact, as both attendee and exhibitor increased, with attendee revenue growing at double-digits. We held 65 events in 2017 in the heritage Gartner business, with a 17% increase in the number of attendees and a 3% increase in exhibitors compared to 2016, while the average revenue per exhibitor was up by 5% and average revenue per attendee was flat. CEB contributed $38.6 million of the revenue increase with four events held with 3,578 attendees. The segment gross contribution margin declined 3 points in 2017 compared to 2016, primarily driven by additional investment in headcount and higher program expenses in heritage Gartner, and to a lesser extent, a dilutive effect from the CEB events.

2016 VERSUS 2015

Events revenues increased $16.8 million, or 7%, when comparing 2016 to 2015. Excluding the impact of foreign currency exchange, revenues increased 6% year-over-year. We held 66 events in 2016, consisting of 59 ongoing events and 7 new events, compared to 65 events in 2015. The year-over-year revenue increase was primarily attributable to higher exhibitor revenue at our on-going events, which increased 9%, while attendee revenue increased 2%. The number of attendees in 2016 increased 4% to 54,602. Average revenue per attendee declined slightly while average revenue per exhibitor increased 9%. The gross contribution margin decreased one point year-over-year.

Talent Assessment & Other

As Of And For The Year Ended December 31, 2017
Financial Measurements:
Revenues (1)	$174,650
Gross contribution (1)	$90,249
Gross contribution margin	52%

(1)	Dollars in thousands.

See Note 2 — Acquisitions and Divestiture and Note 16 — Subsequent Events in the Notes to Consolidated Financial Statements for information concerning the pending disposal of a significant component of this reportable segment.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and borrowings (Note 5 — Debt in the Notes to the Consolidated Financial Statements provides additional information regarding the Company's 2016 Credit Agreement and other outstanding debt obligations). At December 31, 2017, we had $538.9 million of cash and cash equivalents and $558.0 million of available borrowing capacity on the revolving credit facility portion of our 2016 Credit Agreement. We believe that the Company has adequate liquidity to meet its currently anticipated needs, to include the payment of the transition tax liability related to the Tax Cuts and Jobs Act of 2017. Note 10 — Income Taxes in the Notes to the Consolidated Financial Statements provides information related to the Tax Cuts and Jobs Act of 2017.

We have historically generated significant cash flows from our operating activities. Our operating cash flow has been continuously maintained and enhanced by the leverage characteristics of our subscription-based business model in our Research segment, which is our largest business segment. Revenues in our Research segment increased 33% in 2017 compared to 2016, and constituted 75% of our total revenues in both 2017 and 2016. The majority of our Research customer contracts are paid in advance, and combined with a strong customer retention rate and high incremental margins, has resulted in continuously strong operating cash flow. Our cash flow generation has also benefited from our continuing efforts to improve the operating efficiencies of our businesses as well as a focus on the optimal management of our working capital as we increase our sales volume.

As of December 31, 2017, we had approximately $194.0 million of accumulated undistributed earnings in our non-U.S. subsidiaries. Our cash and cash equivalents are held in numerous locations throughout the world. At December 31, 2017, 97% of our cash and cash equivalents was held overseas, with a substantial portion representing accumulated undistributed earnings of our non-U.S. subsidiaries. The Company intends to continue to reinvest substantially all of its accumulated undistributed foreign earnings, except in instances in which the repatriation would result in minimal additional tax. As a result of the recently enacted U.S. Tax Cuts and Jobs Act of 2017, we envision that the income tax that would be payable if such earnings were repatriated would be minimal.

The following table summarizes and explains the significant changes in our cash and cash equivalents for the three-years ended December 31, 2017 (in thousands):

	2017 vs. 2016			2016 vs. 2015
	Year Ended December 31, 2017	Year Ended December 31, 2016	Increase (Decrease)	Year Ended December 31, 2016	Year Ended December 31, 2015	Increase (Decrease)
Cash provided by operating activities	$254,517	$365,632	$(111,115)	$365,632	$345,561	$20,071
Cash used in investing activities	(2,745,574)	(84,049)	(2,661,525)	(84,049)	(242,357)	158,308
Cash provided by (used in) financing activities	2,539,830	(174,686)	2,714,516	(174,686)	(67,690)	(106,996)
Net increase (decrease) in cash and cash equivalents	48,773	106,897	(58,124)	106,897	35,514	71,383
Effects of exchange rate changes	25,902	(5,640)	31,542	(5,640)	(27,840)	22,200
Beginning cash and cash equivalents	474,233	372,976	101,257	372,976	365,302	7,674
Ending cash and cash equivalents (1)	$548,908	$474,233	$74,675	$474,233	$372,976	$101,257

(1) As of December 31, 2017, the Company had $538.9 million of cash and cash equivalents and an additional $10.0 million of cash classified as held-for-sale in its Consolidated Balance Sheet, for an ending cash and cash equivalents balance of $548.9 million.

2017 VERSUS 2016

Operating

Cash provided by operating activities was $254.5 million in 2017 compared to $365.6 million in 2016. The decline was due to (i) a decline in net income, which was $3.3 million in the 2017 period compared to $193.6 million in the 2016 period; (ii) unfavorable changes in working capital in 2017 compared to 2016; and (iii) substantially higher cash payments for bonuses, commissions, interest on our borrowings, and acquisition and integration costs in the 2017 period compared to 2016.

Investing

Cash used in investing activities was $2.7 billion in 2017 compared to $84.0 million of cash used in 2016. Cash used in 2017 was substantially higher primarily due to the acquisitions of CEB and L2 in April 2017 and March 2017, respectively. Note 2 — Acquisitions and Divestiture in the Notes to the Consolidated Financial Statements provides additional information regarding the Company's acquisitions. We also made additional investment in capital expenditures in 2017, with $110.8 million invested in 2017 compared to $49.9 million in 2016.

Financing

Cash provided by financing activities was $2.5 billion in 2017 compared to cash used of $174.7 million in 2016. During the 2017 period, the Company borrowed a total of approximately $3.0 billion and paid: (i) $404.4 million in principal repayments, including $300.0 million for the senior unsecured 364-day Bridge Credit Facility; (ii) $51.2 million for deferred financing fees on borrowings; and (iii) $41.3 million for share repurchases. During the 2016 period, the Company used $59.0 million in cash for share repurchases and $125.0 million for debt.

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

OBLIGATIONS AND COMMITMENTS

Debt

As of December 31, 2017, the Company had $3.3 billion of principal amount of debt outstanding. Note 5 — Debt in the Notes to the Consolidated Financial Statements provides additional information regarding the Company's debt obligations.

Off-Balance Sheet Arrangements

Through December 31, 2017, we have not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

Contractual Cash Commitments

The Company has certain commitments that contractually require future cash payments. The table below summarizes the Company's contractual cash commitments as of December 31, 2017 (in thousands):

Commitment Description:	Due In Less Than 1 Year	Due In 2-3 Years	Due In 4-5 Years	Due In More Than 5 Years	Total
Debt – principal and interest (1)	$469,392	$492,579	$1,691,395	$1,396,750	$4,050,116
Operating leases (2)	129,570	235,155	203,596	727,405	1,295,726
Deferred compensation arrangements (3)	27,821	13,968	9,296	46,798	97,883
Tax Cuts and Job Act - transition tax (4)	3,066	6,132	6,132	23,010	38,340
Other (5)	18,980	37,083	17,987	32,706	106,756
Totals	$648,829	$784,917	$1,928,406	$2,226,669	$5,588,821

(1)
Principal repayments of the Company's debt obligations are classified in the table based on the contractual repayment dates. However, the Due In Less Than 1 Year category includes a $255.0 million revolver principal payment the Company made in January 2018 which was not contractually due until 2022 (Due In 4-5 Years). Interest payments due were based on the effective interest rates as of December 31, 2017. Note 5 — Debt in the Notes to the Consolidated Financial Statements provides information regarding the Company's debt obligations.

(2)
The Company leases various facilities, furniture, computer equipment, automobiles , and equipment under non-cancelable operating lease agreements expiring between 2018 and 2032. See Note 1 — Business and Significant Accounting Policies in the Notes to the Consolidated Financial Statements for additional information on the Company's leases. The total commitment excludes approximately $284.0 million of estimated income from the subleasing of certain facilities.

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

(4)
The amount due represents the Company's provisional estimate of the one-time transition tax liability under the Tax Cut and Jobs Act of 2017. The Company currently expects to pay the transition tax over approximately eight years.

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

QUARTERLY FINANCIAL DATA

The following tables present our quarterly operating results for the two-year period ended December 31:

2017
(In thousands, except per share data)	First	Second	Third	Fourth
Revenues	$625,169	$843,731	$828,085	$1,014,509
Operating income (loss)	53,514	(98,388)	(24,349)	62,894
Net income (loss) (1)	36,433	(92,281)	(48,180)	107,307
Net income (loss) per share (1), (2):
Basic	$0.44	$(1.03)	$(0.53)	$1.18
Diluted	$0.43	$(1.03)	$(0.53)	$1.16

2016
(In thousands, except per share data)	First	Second	Third	Fourth
Revenues	$557,266	$609,998	$574,059	$703,217
Operating income	64,429	83,299	48,726	108,687
Net income	44,987	51,626	30,484	66,485
Net income per share (2)
Basic	$0.55	$0.63	$0.37	$0.80
Diluted	$0.54	$0.62	$0.36	$0.79

(1)
In December 2017 the Company recorded a $59.6 million one-time tax benefit related to the Tax Cuts and Jobs Act of 2017. The tax benefit increased our net income and our basic and diluted income per share for the fourth quarter of 2017 by approximately $0.66 per share and $0.65 per share, respectively. See Note 10 — Income Taxes in the Notes to the Consolidated Financial Statements for additional information regarding the impact of the Tax Cuts and Jobs Act of 2017.

(2)
The aggregate of the four quarters’ basic and diluted earnings per common share may not equal the reported full calendar year amounts due to the effects of share repurchases, dilutive equity compensation, and rounding.

RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB has issued accounting standards that have not yet become effective and that may impact the Company’s consolidated financial statements or related disclosures in future periods. Note 1 — Business and Significant Accounting Policies in the Notes to the Consolidated Financial Statements herein provides information regarding these accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

At December 31, 2017, the Company had $3.3 billion in outstanding debt. Approximately $2.5 billion of the Company's total debt outstanding as of December 31, 2017 was based on a floating base rate of interest, which potentially exposes the Company to increases in interest rates. However, we partially reduce our overall exposure to changes in interest rates through our interest rate swap contracts, which effectively converts the floating base interest rate on a portion of these variable rate borrowings to fixed rates. Thus we are exposed to base interest rate risk on floating rate borrowings only in excess of any amounts that are not hedged. At December 31, 2017, we had unhedged interest rate risk on approximately $1.1 billion of borrowings. As an indication of our potential exposure to changes in interest rates, a hypothetical 25 basis point increase or decrease in interest rates could change our annual pre-tax interest expense by approximately $2.8 million.

FOREIGN CURRENCY RISK

For both years ended December 31, 2017 and 2016, 42% of our revenues were derived from sales outside of the United States. Among the major foreign currencies in which we conduct business are the Euro, the British Pound, the Japanese Yen, the Australian dollar, and the Canadian dollar. The reporting currency of our consolidated financial statements is the U.S. dollar. As the values of the foreign currencies in which we operate fluctuate over time relative to the U.S dollar, the Company is exposed to both foreign currency translation and transaction risk.

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars since the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity (deficit). A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At December 31, 2017, we had $538.9 million of cash and cash equivalents (excluding cash held-for-sale), with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on December 31, 2017 would have increased or decreased by approximately $28.0 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings since movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S dollar.

Transaction risk arises when our foreign subsidiaries enter into transactions that are denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding currency contracts as of December 31, 2017 had an immaterial net unrealized loss.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for 2017, 2016, and 2015, together with the reports of KPMG LLP, our independent registered public accounting firm, are included herein in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Management conducted an evaluation, as of December 31, 2017, of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed or submitted under the Exchange Act.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of the Board of Directors.

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2017, Gartner’s internal control over financial reporting was effective. The effectiveness of management’s internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K in Part IV, Item 15.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company acquired two businesses in 2017, L2 and CEB. We are currently in the process of integrating these businesses, evaluating their internal controls, and implementing the Company's internal control structure over these operations. Due to the timing of these acquisitions, we have excluded them from the scope of our Sarbanes-Oxley Section 404 report on internal control over financial reporting for our fiscal year ending December 31, 2017. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recent business acquisition may be omitted from management's report on internal control over financial reporting in the first year of consolidation. We expect to complete the implementation of our internal control structure over these acquisitions in 2018.

Other than the changes noted above, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item will be set forth under the captions “Proposal One: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Miscellaneous — Available Information” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2018. If the Proxy Statement is not filed with the SEC by April 30, 2018, such information will be included in an amendment to this Annual Report filed by April 30, 2018. See also Item 1. Business — Available Information.

ITEM 11. EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the caption “Executive Compensation” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2018. If the Proxy Statement is not filed with the SEC by April 30, 2018, such information will be included in an amendment to this Annual Report filed by April 30, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be furnished pursuant to this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed with the SEC by April 30, 2018. If the Proxy Statement is not filed with the SEC by April 30, 2018, such information will be included in an amendment to this Annual Report filed by April 30, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required to be furnished pursuant to this item will be set forth under the captions “Transactions With Related Persons” and “Corporate Governance — Director Independence” in the Company’s Proxy Statement to be filed with the SEC by April 30, 2018. If the Proxy Statement is not filed with the SEC by April 30, 2018, such information will be included in an amendment to this Annual Report filed by April 30, 2018.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2018. If the Proxy Statement is not filed with the SEC by April 30, 2018, such information will be included in an amendment to this Annual Report filed by April 30, 2018.

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

3. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1(1)	Agreement and Plan of Merger by and among the Company, Cobra Acquisition Corp. and CEB Inc., dated as of January 5, 2017.

3.1(2)	Restated Certificate of Incorporation of the Company.

3.2(3)	Bylaws as amended through February 2, 2012.

4.1(2)	Form of Certificate for Common Stock as of June 2, 2005.

4.2(4)	Credit Agreement, dated as of June 17, 2016, among the Company, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as administrative agent.

4.3(4)	Guarantee and Collateral Agreement, dated as of June 17, 2016, among the Company and certain of its subsidiaries, in favor of JPMorgan Chase Bank, N.A. as administrative agent.

4.4(1)	Commitment Letter among the Company, JPMorgan Chase Bank, N.A. and Goldman Sachs Bank USA, dated January 5, 2017.

4.5(5)
First Amendment to Credit Agreement, dated as of January 20, 2017, among the Company, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as administrative agent, filed as of January 24, 2017.

4.6(6)	Second Amendment, dated as of March 20, 2017, among the Company, each other Loan Party party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

4.7(7)	Incremental Amendment, dated as of April 5, 2017, among the Company, each other Loan Party party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

4.8(7)	364-Day Bridge Credit Agreement, dated as of April 5, 2017, among the Company, each other Loan Party party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

4.9(8)
Indenture (including form of Notes), dated as of March 30, 2017, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the $800,000,000 aggregate principal amount of 5.125% Senior Notes due 2025.

10.1(9)	Amended and Restated Lease dated April 16, 2010 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut.

10.2(9)
First Amendment to Amended and Restated Lease dated April 16, 2010 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut.

10.3(10)+	2011 Employee Stock Purchase Plan.

10.4(11)+	2003 Long -Term Incentive Plan, as amended and restated effective June 4, 2009.

10.5(12)+	Gartner, Inc. Long-Term Incentive Plan, effective August 1, 2017.

10.6(13)+	Amended and Restated Employment Agreement between Eugene A. Hall and the Company dated as of March 19, 2016.

10.7(14)+	Company Deferred Compensation Plan, effective January 1, 2009.

10.8(15)+	Form of 2017 Stock Appreciation Right Agreement for executive officers.

10.9(15)+	Form of 2017 Performance Stock Unit Agreement for executive officers.

10.10(16)+	Form of 2017 Restricted Stock Unit Agreement for Certain Officers.

10.11*+	Separation Agreement and Release of Claims, dated October 12, 2017, between the Company and Per Anders Waern.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see Signature Page).

31.1*	Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this document.

+	Management compensation plan or arrangement.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2017.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 6, 2005.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 7,2012.

(4)	Incorporated by reference from the Company’s Quarterly Report on form 10-Q filed on August 4, 2016.

(5)	Incorporated by reference from the Company’s Current Report on form 8-K filed on January 24, 2017.

(6)	Incorporated by reference from the Company’s Current Report on form 8-K filed on March 21, 2017.

(7)	Incorporated by reference from the Company’s Current Report on form 8-K filed on April 6, 2017.

(8)	Incorporated by reference from the Company’s Current Report on form 8-K filed on March 30, 2017.

(9)	Incorporated by reference from the Company’s Quarterly Report on form 10-Q filed on August 9, 2010.

(10)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) filed on April 18, 2011.

(11)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) filed on April 21, 2009

(12)	Incorporated by reference from the Company’s Current Report on form 8-K filed on August 2, 2017.

(13)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 5, 2016.

(14)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 20, 2009.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 7, 2017.

(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
GARTNER, INC.
CONSOLIDATED FINANCIAL STATEMENTS

All financial statement schedules have been omitted because the information required is not applicable or is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
Gartner, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Gartner, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission”, and our report dated February 22, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP

We have served as the Company’s auditor since 1996.

New York, New York
February 22, 2018

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
Gartner, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Gartner, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2018 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired L2, Inc. on March 9, 2017 and CEB, Inc. on April 5, 2017. Management excluded these businesses from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. L2, Inc. and CEB, Inc. represented approximately 12% and 16% of the Company’s total consolidated assets and total consolidated revenues, respectively, as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of Gartner, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of L2, Inc. and CEB, Inc.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP

New York, New York
February 22, 2018

GARTNER, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$538,908	$474,233
Fees receivable, net of allowances of $12,700 and $7,400 respectively	1,176,843	643,013
Deferred commissions	205,260	141,410
Prepaid expenses and other current assets	124,632	84,540
Assets held-for-sale	542,965	—
Total current assets	2,588,608	1,343,196
Property, equipment and leasehold improvements, net	221,507	121,606
Goodwill	2,987,294	738,453
Intangible assets, net	1,292,022	76,801
Other assets	193,742	87,279
Total Assets	$7,283,173	$2,367,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$666,821	$440,771
Deferred revenues	1,630,198	989,478
Current portion of long-term debt	379,721	30,000
Liabilities held-for-sale	145,845	—
Total current liabilities	2,822,585	1,460,249
Long-term debt, net of deferred financing fees	2,899,124	664,391
Other liabilities	577,999	181,817
Total Liabilities	6,299,708	2,306,457
Stockholders’ Equity:
Preferred stock:
$.01 par value, authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
$.0005 par value, authorized 250,000,000 shares for both periods; 163,602,067 shares issued at December 31, 2017 and 156,234,415 shares issued at December 31, 2016	82	78
Additional paid-in capital	1,761,383	863,127
Accumulated other comprehensive income (loss), net	1,508	(49,683)
Accumulated earnings	1,647,284	1,644,005
Treasury stock, at cost, 72,779,205 and 73,583,172 common shares, respectively	(2,426,792)	(2,396,649)
Total Stockholders’ Equity	983,465	60,878
Total Liabilities and Stockholders’ Equity	$7,283,173	$2,367,335

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Research	$2,471,280	$1,857,001	$1,614,904
Consulting	327,661	318,934	296,317
Events	337,903	268,605	251,835
Talent Assessment & Other	174,650	—	—
Total revenues	3,311,494	2,444,540	2,163,056
Costs and expenses:
Cost of services and product development	1,320,198	945,648	839,076
Selling, general and administrative	1,599,004	1,089,184	962,677
Depreciation	63,897	37,172	33,789
Amortization of intangibles	176,274	24,797	13,342
Acquisition and integration charges	158,450	42,598	26,175
Total costs and expenses	3,317,823	2,139,399	1,875,059
Operating (loss) income	(6,329)	305,141	287,997
Interest income	3,011	2,449	1,766
Interest expense	(127,947)	(27,565)	(22,548)
Other income, net	3,448	8,406	4,996
(Loss) income before income taxes	(127,817)	288,431	272,211
(Benefit) provision for income taxes	(131,096)	94,849	96,576
Net income	$3,279	$193,582	$175,635

Net income per share:
Basic	$0.04	$2.34	$2.09
Diluted	$0.04	$2.31	$2.06
Weighted average shares outstanding:
Basic	88,466	82,571	83,852
Diluted	89,790	83,820	85,056

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Year Ended December 31,
	2017	2016	2015
Net income	$3,279	$193,582	$175,635
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	47,363	(5,986)	(23,089)
Interest rate hedges - net change in deferred gain or loss	3,892	1,670	(1,339)
Pension plans - net change in deferred actuarial loss	(64)	(965)	1,196
Other comprehensive income (loss), net of tax	51,191	(5,281)	(23,232)
Comprehensive income	$54,470	$188,301	$152,403

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2014	$78	$764,433	$(21,170)	$1,275,049	$(1,857,219)	$161,171
Net income	—	—	—	175,635	—	175,635
Other comprehensive loss	—	—	(23,232)	—	—	(23,232)
Issuances under stock plans	—	(5,964)	—	—	13,495	7,531
Stock compensation tax benefits	—	13,928	—	—	—	13,928
Common share repurchases	—	—	—	—	(513,582)	(513,582)
Stock compensation expense	—	46,149	—	—	—	46,149
Balance at December 31, 2015	$78	$818,546	$(44,402)	$1,450,684	$(2,357,306)	$(132,400)
Adoption of ASU No. 2016-09	—	—	—	(261)	—	(261)
Net income	—	—	—	193,582	—	193,582
Other comprehensive loss	—	—	(5,281)	—	—	(5,281)
Issuances under stock plans	—	(2,080)	—	—	12,419	10,339
Common share repurchases	—	—	—	—	(51,762)	(51,762)
Stock compensation expense	—	46,661	—	—	—	46,661
Balance at December 31, 2016	$78	$863,127	$(49,683)	$1,644,005	$(2,396,649)	$60,878
Net income	—	—	—	3,279	—	3,279
Other comprehensive income	—	—	51,191	—	—	51,191
Issuances under stock plans and for acquisition	4	819,313	—	—	11,129	830,446
Common share repurchases	—	—	—	—	(41,272)	(41,272)
Stock compensation expense	—	78,943	—	—	—	78,943
Balance at December 31, 2017	$82	$1,761,383	$1,508	$1,647,284	$(2,426,792)	$983,465

See Notes to Consolidated Financial Statements.

GARTNER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net income	$3,279	$193,582	$175,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	240,171	61,969	47,131
Stock-based compensation expense	78,943	46,661	46,149
Excess tax benefits from stock-based compensation exercises	—	—	(13,860)
Deferred taxes	(217,414)	(2,648)	344
Gain on extinguishment of debt	—	(2,500)	—
Amortization and write-off of deferred financing fees	15,062	3,082	1,512
Changes in assets and liabilities, net of acquisitions:
Fees receivable, net	(368,516)	(68,661)	(44,476)
Deferred commissions	(61,393)	(18,673)	(13,236)
Prepaid expenses and other current assets	13,251	(21,604)	(13,268)
Other assets	(18,529)	20,005	(14,733)
Deferred revenues	382,852	97,979	91,840
Accounts payable, accrued, and other liabilities	186,811	56,440	82,523
Cash provided by operating activities	254,517	365,632	345,561
Investing activities:
Additions to property, equipment and leasehold improvements	(110,765)	(49,863)	(46,128)
Acquisitions - cash paid (net of cash acquired)	(2,634,809)	(34,186)	(196,229)
Cash used in investing activities	(2,745,574)	(84,049)	(242,357)
Financing activities:
Proceeds from employee stock purchase plan	11,711	9,250	7,499
Proceeds from borrowings	3,025,000	715,000	440,000
Payments for deferred financing fees	(51,171)	(4,975)	—
Payments on borrowings	(404,438)	(835,000)	(20,000)
Purchases of treasury stock	(41,272)	(58,961)	(509,049)
Excess tax benefits from stock-based compensation exercises	—	—	13,860
Cash provided by (used in) financing activities	2,539,830	(174,686)	(67,690)
Net increase in cash and cash equivalents	48,773	106,897	35,514
Effects of exchange rates on cash and cash equivalents	25,902	(5,640)	(27,840)
Cash and cash equivalents, beginning of period	474,233	372,976	365,302
Cash and cash equivalents, end of period	$548,908	$474,233	$372,976

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$98,500	$23,400	$21,200
Income taxes, net of refunds received	$76,100	$86,300	$83,500

See Notes to Consolidated Financial Statements.

GARTNER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 — BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business. Gartner, Inc. (NYSE:IT) is the world’s leading research and advisory company and a member of the S&P 500. We equip business leaders with indispensable insights, advice and tools to achieve their mission-critical priorities and build the successful organizations of tomorrow. We believe we have an unmatched combination of expert-led, practitioner-sourced and data-driven research that steers clients toward the right decisions on the issues that matter most. We’re trusted as an objective resource and critical partner by more than 12,000 organizations in more than 100 countries — across all major functions, in every industry and enterprise size. To learn more about how we help decision makers fuel the future of business, visit gartner.com.

Basis of presentation. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270 for financial information and with the applicable instructions of U.S. Securities & Exchange Commission (“SEC”) Regulation S-X. The fiscal year of Gartner is the twelve-month period from January 1 through December 31. All references to 2017, 2016 and 2015 herein refer to the fiscal year unless otherwise indicated.

Gartner delivers its principal products and services globally through four business segments: Research, Consulting, Events and Talent Assessment & Other. The Company acquired two businesses during 2017, L2, Inc. ("L2") and CEB Inc. ("CEB"). Note 2 — Acquisitions and Divestiture provides additional information regarding these acquisitions. When used in these notes, the terms “Gartner,” “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

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

Business Acquisitions. The Company completed acquisitions in each of the three years ended December 31, 2017 and detailed information related to these acquisitions is included in Note 2 — Acquisitions and Divestiture. The Company accounts for acquisitions in accordance with the acquisition method of accounting as prescribed by FASB ASC Topic No. 805, Business Combinations. The acquisition method of accounting requires the Company to record the net assets and liabilities acquired based on their estimated fair values as of the acquisition date, with any excess of the consideration transferred over the estimated fair value of the net assets acquired, including identifiable intangible assets, to be recorded to goodwill. Under the acquisition method, the operating results of acquired companies are included in the Company's consolidated financial statements beginning on the date of acquisition.

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

The Company classifies charges that are directly-related to its acquisitions in the line Acquisition and integration charges in the Consolidated Statements of Operations. The Company recorded $158.5 million, $42.6 million and $26.2 million of such charges in 2017, 2016 and 2015, respectively. Included in these directly-related and incremental charges are legal, consulting, retention, severance, and accruals for cash payments subject to the continuing employment of certain key employees of the acquired companies.

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

On January 1, 2018, the Company adopted FASB Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" ("ASU No. 2014-09") which requires changes in revenue recognition policies as well as enhanced disclosures. The adoption of ASU No. 2014-09 did not have a material impact on the Company’s consolidated financial statements. Additional information regarding the Company's adoption of ASU No. 2014-09 is provided below in the section titled Accounting standards issued but not yet adopted.

The Company’s revenues by significant source are as follows:

Research

Research revenues are mainly derived from subscription contracts for research products. The related revenues are deferred and recognized ratably over the applicable contract term. Fees derived from assisting organizations in selecting the right business software for their needs are recognized as earned when the leads are provided to vendors.

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

Consulting

Consulting revenues, primarily derived from custom consulting and measurement services, are principally generated from fixed fee or time and materials engagements. Revenues from fixed fee engagements are recognized on a proportional performance basis, while revenues from time and material engagements are recognized as work is delivered and/or services are provided. Revenues related to contract optimization engagements are contingent in nature and are only recognized upon satisfaction of all conditions related to their payment. Unbilled fees receivable associated with consulting engagements were $66.2 million at December 31, 2017 and $45.7 million at December 31, 2016.

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

Talent Assessment & Other

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

Commission expense. The Company records deferred commissions upon the signing of customer contracts and amortizes the deferred amount as commission expense over the period in which the related revenues are earned. Commission expense is included in SG&A in the Consolidated Statements of Operations.

Stock-based compensation expense. The Company accounts for stock-based compensation awards in accordance with FASB ASC Topics 505 and 718 and SEC Staff Accounting Bulletins No. 107 and No. 110. Stock-based compensation expense is based on the fair value of the award on the date of grant. The Company recognizes stock-based compensation expense over the period that the related service is performed, which is generally the same as the vesting period of the underlying award. During 2017, 2016 and 2015, the Company recognized $78.9 million, $46.7 million and $46.1 million, respectively, of stock-based compensation expense.

Effective January 1, 2016, the Company adopted FASB ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU No. 2016-09"). ASU No. 2016-09 mandated certain changes in accounting for stock-based compensation, including a requirement that excess tax benefits or deficiencies resulting from stock-based compensation awards be recognized in income tax expense or benefit subsequent to the date of adopting the new accounting standard. Previously, an entity’s excess tax benefits or deficiencies were recorded in additional paid-in capital. ASU No. 2016-09 also requires that excess tax benefits related to stock-based compensation awards be reported as an operating activity in an entity’s statement of cash flows. Previously, excess tax benefits were reported as financing activities. As permitted by ASU No. 2016-09, the Company elected to apply these changes prospectively, commencing on January 1, 2016. The provisions of ASU No. 2016-09 had no impact on our financial results for periods prior to 2016. If the Company had applied ASU No. 2016-09 to 2015: (i) income tax expense would have declined by $13.9 million; (ii) basic and diluted income per share would have increased by $0.17 and $0.16, respectively; and (iii) cash provided by operating activities would have increased by $13.9 million.

ASU No. 2016-09 also permits companies to make an entity-wide accounting policy election to recognize forfeitures of share-based compensation awards as they occur or make an estimate by applying a forfeiture rate each quarter. The Company previously estimated forfeitures but optionally elected to change its accounting policy and account for forfeitures as they occur. ASU No. 2016-09 requires this change in accounting policy to be applied using a cumulative effect adjustment to accumulated earnings as of the beginning of the period in which the rule is adopted. Accordingly, the Company recorded a $0.3 million decrease to its opening accumulated earnings effective January 1, 2016.

Income taxes. The Company uses the asset and liability method of accounting for income taxes. We estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating our current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. In assessing the realizability of deferred tax assets, management considers if it is more likely than not that some or all of the deferred tax assets will not be realized. We consider the availability of loss carryforwards, projected reversal of deferred tax liabilities, projected future taxable income, and ongoing prudent and feasible tax planning strategies in making this assessment. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained based on the technical merits of the position.

Cash and cash equivalents. Includes cash and all highly liquid investments with original maturities of three months or less, which are considered cash equivalents. The carrying value of cash equivalents approximates fair value due to their short-term maturity. Investments with maturities of more than three months are classified as marketable securities. Interest earned is classified in Interest income in the Consolidated Statements of Operations. As of December 31, 2017, the Company had $538.9 million of cash and cash equivalents and an additional $10.0 million of cash classified as held-for-sale in its Consolidated Balance Sheet, for a total cash balance of $548.9 million, which was reported as the ending cash balance in the Consolidated Statement of Cash Flows.

Property, equipment and leasehold improvements. The Company leases all of its facilities and certain equipment. These leases are all classified as operating leases in accordance with FASB ASC Topic 840. The cost of these operating leases, including any contractual rent increases, rent concessions, and landlord incentives, are recognized ratably over the life of the related lease agreement. Lease expense was $87.9 million, $38.0 million, and $33.8 million in 2017, 2016 and 2015, respectively.

Equipment, leasehold improvements, and other fixed assets owned by the Company are recorded at cost less accumulated depreciation. Except for leasehold improvements, these fixed assets are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvement or the remaining term of the related lease. The Company had total depreciation expense of $63.9 million, $37.2 million, and $33.8 million in 2017, 2016 and 2015, respectively. The Company's total fixed assets, less accumulated depreciation and amortization, consisted of the following (in thousands):

	Useful Life	December 31,
Category	(Years)	2017	2016
Computer equipment and software	2-7	$189,015	$166,385
Furniture and equipment	3-8	67,288	43,137
Leasehold improvements	2-15	175,716	96,603
		$432,019	$306,125
Less — accumulated depreciation and amortization		(210,512)	(184,519)
Property, equipment, and leasehold improvements, net		$221,507	$121,606

The Company incurs costs to develop internal use software used in our operations, and certain of these costs meeting the criteria outlined in FASB ASC Topic No. 350 are capitalized and amortized over future periods. Net capitalized development costs for internal use software was $26.9 million and $16.6 million at December 31, 2017 and 2016, respectively, which is included in the Computer equipment and software category above. Amortization of capitalized internal software development costs, which is classified in Depreciation in the Consolidated Statements of Operations, totaled $9.9 million, $8.8 million and $8.2 million during 2017, 2016 and 2015 respectively.

Finite-lived intangible assets. The Company has finite-lived intangible assets which are amortized against earnings using the straight-line method over their expected useful lives. Changes in intangible assets subject to amortization during the two-year period ended December 31, 2017 were as follows (in thousands):

December 31, 2017	Customer Relationships	Software	Content	Other	Total
Gross cost, December 31, 2016	$63,369	$16,025	$3,728	$33,645	$116,767
Additions due to acquisitions (1)	1,253,312	180,787	141,707	24,384	1,600,190
Intangibles fully amortized	—	—	(4,227)	—	(4,227)
Reclassified as held-for-sale (2)	(140,156)	(69,012)	(38,593)	(2,711)	(250,472)
Foreign currency translation impact	23,791	(4,376)	1,698	(389)	20,724
Gross cost	1,200,316	123,424	104,313	54,929	1,482,982
Accumulated amortization (3)	(92,983)	(26,344)	(47,475)	(24,158)	(190,960)
Balance, December 31, 2017	$1,107,333	$97,080	$56,838	$30,771	$1,292,022

December 31, 2016	Customer Relationships	Software	Content	Other	Total
Gross cost, December 31, 2015	$62,860	$16,219	$5,450	$33,474	$118,003
Additions due to acquisitions	3,677	—	1,948	302	5,927
Intangibles fully amortized	—	(125)	(162)	—	(287)
Foreign currency translation impact	(3,168)	(69)	(3,508)	(131)	(6,876)
Gross cost	63,369	16,025	3,728	33,645	116,767
Accumulated amortization (3)	(16,744)	(8,904)	(2,033)	(12,285)	(39,966)
Balance, December 31, 2016	$46,625	$7,121	$1,695	$21,360	$76,801

(1)	The additions were primarily due to the Company's acquisitions of CEB and L2 during April 2017 and March 2017, respectively. See Note 2 — Acquisitions and Divestiture for additional information.

(2)	Represents amounts reclassified (net) as held-for-sale assets related to the CEB Talent Assessment business. See Note 2 — Acquisitions and Divestiture for additional information.

(3)
Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer Relationships—4 to 13 years; Software 3 to 7 years; Content—1.5 to 5 years; and Other —2 to 5 years.

Amortization expense related to finite-lived intangible assets was $176.3 million, $24.8 million and $13.3 million in 2017, 2016 and 2015, respectively. The estimated future amortization expense by year from finite-lived intangibles is as follows (in thousands):

2018	$190,442
2019	134,530
2020	128,133
2021	107,715
2022 and thereafter	731,202
$1,292,022

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

The annual assessment of the recoverability of recorded goodwill can be based on either a qualitative or quantitative assessment or a combination of the two approaches. Both methods utilize estimates which, in turn, require judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of the resulting estimates are subject to uncertainty. If our annual goodwill impairment evaluation determines that the fair value of a reporting unit is less than its related carrying amount, we may recognize an impairment charge. In connection with our most recent annual impairment test of goodwill during the third quarter of 2017, which indicated no impairment of recorded goodwill, the Company utilized the qualitative approach in assessing the fair values of its reporting units relative to their respective carrying values.

The following table presents changes to the carrying amount of goodwill by segment during the two-year period ended December 31, 2017 (in thousands):

	Research	Consulting	Events	Talent Assessment & Other	Total
Balance, December 31, 2015 (1)	$575,292	$98,412	$41,655	$—	$715,359
Additions due to acquisitions	28,465	—	5,843	—	34,308
Foreign currency translation impact	(8,307)	(1,932)	(975)	—	(11,214)
Balance, December 31, 2016	$595,450	$96,480	$46,523	$—	$738,453
Additions due to acquisitions (2)	2,042,514	—	140,914	274,363	2,457,791
Reclassified as held-for-sale (3)	—	—	—	(212,994)	(212,994)
Foreign currency translation impact	(18,287)	1,318	483	20,530	4,044
Balance, December 31, 2017	$2,619,677	$97,798	$187,920	$81,899	$2,987,294

(1)	The Company does not have any accumulated goodwill impairment losses.

(2)	The 2017 goodwill additions are due to the acquisitions of CEB and L2 during April 2017 and March 2017, respectively. See Note 2—Acquisitions and Divestiture for additional information.

(3)	Represents amounts reclassified as held-for-sale assets related to the CEB Talent Assessment business. See Note 2 — Acquisitions and Divestiture for additional information.

Impairment of long-lived assets. The Company's long-lived assets primarily consist of intangible assets other than goodwill and property, equipment, and leasehold improvements. The Company reviews its long-lived asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of the respective asset may not be recoverable. Such evaluation may be based on a number of factors including current and projected operating results and cash flows, changes in management’s strategic direction as well as external economic and market factors. The Company evaluates the recoverability of these assets by determining whether the carrying value can be recovered through undiscounted future operating cash flows. If events or circumstances indicate that the carrying value might not be recoverable based on undiscounted future operating cash flows, an impairment loss would be recognized. The amount of impairment, if any, is measured based on the difference between projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds and the carrying value of the asset. The Company did not record any impairment charges for long-lived asset groups during the three year period ended December 31, 2017.

Pension obligations. The Company has defined-benefit pension plans in several of its international locations (see Note 13 — Employee Benefits). Benefits earned under these plans are generally based on years of service and level of employee compensation. The Company accounts for defined benefit plans in accordance with the requirements of FASB ASC Topic No. 715. The Company determines the periodic pension expense and related liabilities for these plans through actuarial assumptions and valuations. The Company recognized approximately $3.5 million of pension expense in each of the years ended 2017, 2016, and 2015. The Company classifies pension expense in SG&A in the Consolidated Statements of Operations.

Debt. The Company presents amounts borrowed in the Consolidated Balance Sheets at amortized cost, net of deferred financing fees. Interest accrued on amounts borrowed is classified in Interest expense in the Consolidated Statements of Operations. The Company amended its credit facility during 2017 and borrowed additional amounts related to its acquisitions. The Company had $3.3 billion of principal amount of debt outstanding at December 31, 2017 compared to $702.5 million at December 31, 2016. Note 5 — Debt provides information regarding the Company's debt.

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

Currency transaction gains or losses arising from transactions denominated in currencies other than the functional currency of a subsidiary are recognized in results of operations in Other income, net within the Consolidated Statements of Operations. The Company had net currency transaction losses of $(5.5) million, $(0.4) million, and $(2.6) million in 2017, 2016, and 2015, respectively. The Company enters into foreign currency forward exchange contracts to mitigate the effects of adverse fluctuations in foreign currency exchange rates on these transactions. These contracts generally have a short duration and are recorded at fair value with both realized and unrealized gains and losses recorded in Other income, net. The net gain (loss) from these contracts was $0.8 million, $(0.3) million, and $(0.1) million in 2017, 2016, and 2015, respectively.

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

Concentrations of credit risk. Assets that may subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents, fees receivable, interest rate swaps, and a pension reinsurance asset. The majority of the Company’s cash equivalent investments and its interest rate swap contracts are with investment grade commercial banks. Fees receivable balances deemed to be collectible from customers have limited concentration of credit risk due to our diverse customer base and geographic dispersion. The Company’s pension reinsurance asset (see Note 13 — Employee Benefits) is maintained with a large international insurance company that was rated investment grade as of December 31, 2017 and 2016.

Stock repurchase programs. The Company records the cost to repurchase its own common shares to treasury stock. During 2017, 2016 and 2015, the Company used $41.3 million, $59.0 million, and $509.0 million, respectively, in cash for stock repurchases (see Note 7 — Stockholders’ Equity for additional information). Shares repurchased by the Company are added to treasury shares and are not retired.

Adoption of new accounting standards. The Company did not adopt any significant new accounting standards during 2017.

Accounting standards issued but not yet adopted. The FASB has issued accounting standards that have not yet become effective and that may impact the Company’s consolidated financial statements or related disclosures in future periods. These standards and their potential impact are discussed below:

Accounting standards effective in 2018

Stock Compensation Award Modifications — In May 2017, the FASB issued ASU No. 2017-09, "Compensation—Stock Compensation - Scope of Modification Accounting" ("ASU No. 2017-09"). ASU No. 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU No. 2017-09 was effective for Gartner on January 1, 2018. We have concluded that the adoption of ASU No. 2017-09 will not have a material impact on the Company's consolidated financial statements.

Retirement Benefits Cost Presentation — In March 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits" ("ASU No. 2017-07"). ASU No. 2017-07 improves the reporting of net benefit cost in the financial statements, and provides additional guidance on the presentation of net benefit cost in the income statement and clarifies the components eligible for capitalization. ASU No. 2017-07 was effective for Gartner on January 1, 2018. We have concluded that the adoption of ASU No. 2017-07 will not have a material impact on the Company's consolidated financial statements.

Partial Sales of Non-financial Assets — In February 2017, the FASB issued ASU No. 2017-05, "Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-financial Assets" ("ASU No. 2017-05"). ASU No. 2017-05 clarifies the scope of the FASB’s recently established guidance on non-financial asset de-recognition as well as the accounting for partial sales of non-financial assets. It conforms the de-recognition guidance on non-financial assets with the model for revenue transactions. ASU No. 2017-05 was effective for Gartner on January 1, 2018. We have concluded that the adoption of ASU No. 2017-05 will not have a material impact on the Company's consolidated financial statements.

Definition of a Business — In January 2017, the FASB issued ASU No. 2017-01, "Clarifying the Definition of a Business" ("ASU No. 2017-01"), which was effective for Gartner on January 1, 2018. ASU No. 2017-01 changes the U.S. GAAP definition of a business which can impact the accounting for asset purchases, acquisitions, goodwill impairment, and other assessments. We have concluded that the adoption of ASU No. 2017-01 will not have a material impact on the Company's consolidated financial statements.

Presentation of Restricted Cash — In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash" ("ASU No. 2016-18"). ASU No. 2016-18 requires that amounts generally described as restricted cash and restricted cash equivalents be presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. If different, a reconciliation of the cash balances reported in the cash flow statement and the balance sheet would need to be provided along with explanatory information. ASU No. 2016-18 was effective for Gartner on January 1, 2018. The adoption of ASU No. 2016-18 will require the Company to disclose restricted cash and, as a result, will change the presentation of its consolidated statements of cash flows.

Income Taxes — In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory" ("ASU No. 2016-16"). ASU No. 2016-16 accelerates the recognition of taxes on certain intra-entity transactions and was effective for Gartner on January 1, 2018. Current U.S. GAAP requires deferral of the income tax implications of an intercompany sale of assets until the assets are sold to a third party or recovered through use. Under the new rule, the seller’s tax effects and the buyer’s deferred taxes on post-adoption asset transfers will be immediately recognized upon the sale. On the date of adoption of ASU No. 2016-16 any taxes attributable to pre-2018 intra-entity transfers that were previously deferred will be accelerated and recorded to accumulated earnings as permitted by the transition rules. ASU 2016-16 could have a material impact on our consolidated financial statements in the future depending on the nature, size, and tax consequences of future intra-entity transfers, if any.

Statement of Cash Flows — In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU No. 2016-15"). ASU No. 2016-15 sets forth classification requirements for certain cash flow transactions. ASU No. 2016-15 was effective for Gartner on January 1, 2018. We have concluded that the adoption of ASU No. 2016-15 will not have a material impact on the Company's consolidated financial statements.

Financial Instruments Recognition and Measurement — In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments Overall - Recognition and Measurement of Financial Assets and Liabilities" ("ASU No. 2016-01") to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among the significant changes required by ASU No. 2016-01 is that equity investments will be measured at fair value with changes in fair value recognized in net income. ASU No. 2016-01 was effective for Gartner on January 1, 2018. We have concluded that the adoption of ASU No. 2016-01 will not have a material impact on the Company's consolidated financial statements.

Revenue Recognition — In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU No. 2014-09"). ASU No. 2014-09 and related amendments require changes in revenue recognition policies as well as enhanced disclosures. ASU No. 2014-09 is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in existing revenue recognition rules; provide a more robust framework for addressing revenue recognition issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and provide more useful information to users of financial statements through improved disclosures. ASU No. 2014-09 also requires significantly expanded disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. An entity may adopt ASU No. 2014-09 using either a full retrospective approach for each prior reporting period presented or a modified retrospective approach (the cumulative effect method). The Company adopted ASU No. 2014-09 on January 1, 2018 using the cumulative effect method of adoption. The adoption of ASU No. 2014-09 did not have a material impact on the Company’s consolidated financial statements. The adoption of the standard does require the Company to reclassify certain immaterial amounts in the Company’s consolidated balance sheet as well as provide the enhanced disclosures required by the standard, both of which will be provided in the Company's Form 10-Q filing for the quarterly period ending March 31, 2018.

Accounting standards effective in 2019

Targeted Improvements to Accounting for Hedging Activities - In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging ("ASU No. 2017-12"). ASU No. 2017-12 is intended to improve the financial reporting of hedging relationships to better portray economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the standard makes certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP. ASU No. 2017-12 is effective for Gartner on January 1, 2019. We are currently evaluating the impact of ASU No. 2017-12 on the Company's consolidated financial statements.

Distinguishing Liabilities from Equity — In July 2017, the FASB issued ASU No. 2017-11, "Earnings Per Share, Distinguishing Liabilities from Equity, and Derivatives and Hedging" ("ASU No. 2017-11"). ASU No. 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable non-controlling interests. ASU No. 2017-11 is effective for Gartner on January 1, 2019. We are currently evaluating the potential impact of ASU No. 2017-11 on the Company's consolidated financial statements.

Leases — In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02") which will require significant changes in the accounting and disclosure for lease arrangements. Currently under U.S. GAAP, lease arrangements that meet certain criteria are considered operating leases and are not recorded on the balance sheet. All of the Company's existing lease arrangements are accounted for as operating leases and are thus not recorded on the Company's balance sheet. ASU No. 2016-02 will significantly change the accounting for leases since a right-of-use ("ROU") model must be used in which the lessee must record a ROU asset and a lease liability on the balance sheet for leases with terms longer than 12 months. Leases will be classified as either finance or operating arrangements, with classification affecting the pattern of expense recognition in the income statement. ASU No. 2016-02 also requires expanded disclosures about leasing arrangements. ASU No. 2016-02 will be effective for Gartner on January 1, 2019. We are currently evaluating the potential impact of ASU No. 2016-02 on our consolidated financial statements.

Accounting standards effective in 2020

Goodwill Impairment — In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other - Simplifying the Test for Goodwill Impairment" ("ASU No. 2017-04"). ASU No. 2017-04 simplifies the determination of the amount of goodwill to be potentially charged off by eliminating Step 2 of the current goodwill impairment test. ASU No. 2017-04 is effective for Gartner on January 1, 2020. We have concluded that the adoption of ASU No. 2017-04 will not have a material impact on the Company's consolidated financial statements.

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

2 — ACQUISITIONS AND DIVESTITURE

Acquisitions

The Company accounts for business acquisitions in accordance with the acquisition method of accounting as prescribed by FASB ASC Topic 805, Business Combinations. The acquisition method of accounting requires the Company to record the net assets and liabilities acquired based on their estimated fair values as of the acquisition date, with any excess of the consideration transferred over the estimated fair value of the net assets acquired, including identifiable intangible assets, to be recorded to goodwill. Under the acquisition method, the operating results of acquired companies are included in the Company's consolidated financial statements beginning on the date of acquisition. The Company completed the following business acquisitions:

For the year ended December 31, 2017:

CEB

On April 5, 2017, the Company acquired 100% of the outstanding capital stock of CEB for an aggregate purchase price of $3.5 billion. The consideration transferred by Gartner included approximately $2.7 billion in cash and $818.7 million in fair value of Gartner common shares. CEB was a publicly-held company headquartered in Arlington, Virginia with approximately 4,900 employees. CEB's primary business was to serve as a leading provider of subscription-based, best practice research and analysis focusing on human resources, sales, finance, IT, and legal. CEB served executives and professionals at corporate and middle market institutions in over 70 countries.
L2

On March 9, 2017, the Company acquired 100% of the outstanding capital stock of L2, a privately-held firm based in New York City with 150 employees, for an aggregate purchase price of $134.2 million. L2 is a subscription-based research business that benchmarks the digital performance of brands.

Total Consideration Transferred

The following table summarizes the aggregate consideration paid for these acquisitions (in thousands):

Aggregate consideration (1):	CEB	L2	Total
Cash paid at close (2), (3)	$2,687,704	$134,199	$2,821,903
Additional cash paid (2)	12,465	—	12,465
Fair value of Gartner equity (4)	818,660	—	818,660
Total (5)	$3,518,829	$134,199	$3,653,028

(1)	Includes the total consideration transferred for 100% of the outstanding capital stock of the acquired businesses.

(2)
The cash paid at close represents the gross contractual amount paid. The Company paid the additional $12.5 million in cash in third quarter 2017. Net of cash acquired from these businesses and for cash flow reporting purposes, the Company paid a total of $2.63 billion in cash.

(3)	The Company borrowed a total of approximately $2.8 billion in conjunction with the CEB acquisition (see Note 7 — Debt for additional information).

(4)	Consists of the fair value of (i) Gartner common stock issued (see Note 7 — Stockholders' Equity for additional information) and (ii) stock-based compensation replacement awards.

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

Preliminary Allocation of Purchase Price
The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed for the acquisitions of L2 and CEB (in thousands):

	CEB (3)	L2 (4)	Total
Assets:
Cash	$194,706	$4,852	$199,558
Fees receivable	175,440	8,277	183,717
Prepaid expenses and other current assets	53,610	1,167	54,777
Property, equipment and leasehold improvements	51,399	663	52,062
Goodwill (1)	2,349,589	108,202	2,457,791
Finite-lived intangible assets (2)	1,584,300	15,890	1,600,190
Other assets	66,818	13,067	79,885
Total assets	$4,475,862	$152,118	$4,627,980
Liabilities:
Accounts payable and accrued liabilities	$142,134	$3,050	$145,184
Deferred revenues (current)	246,472	13,200	259,672
Other liabilities	568,427	1,669	570,096
Total liabilities	$957,033	$17,919	$974,952
Net assets acquired	$3,518,829	$134,199	$3,653,028

(1)
The Company believes the goodwill resulting from the acquisitions is supportable based on anticipated synergies. For CEB, among the factors contributing to the anticipated synergies are a broader market presence, expanded product offerings and market opportunities, and an acceleration of CEB's growth by leveraging Gartner's global infrastructure and best practices in sales productivity and other areas. None of the recorded goodwill is expected to be deductible for tax purposes. The Company recorded certain measurement period adjustments to the CEB preliminary purchase price allocation during 2017, primarily related to tenant improvement incentives and tax liabilities. These adjustments resulted in a net increase to recorded goodwill of approximately $32.0 million. As of December 31, 2017, the allocation of the purchase price for the L2 and CEB acquisitions are preliminary with respect to certain tax matters and contingencies. The Company will resolve these remaining matters and complete the allocation of the purchase price by the end of the accounting measurement period for the respective acquisition.

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

(3)
The Company's financial statements include the operating results of CEB beginning on April 5, 2017, the date of acquisition. CEB's operating results and the related goodwill are being reported as part of the Company's Research, Events, and Talent Assessment & Other segments. Had the Company acquired CEB in prior periods, the impact to the Company's operating results would have been material, and as a result the following pro forma consolidated financial information is presented as if CEB had been acquired by the Company on January 1, 2016 (in thousands, except per share amounts):

	Twelve Months Ended
	December 31,
	2017	2016
Pro forma total revenue	$3,726,470	$3,183,070
Pro forma net income (loss)	150,167	(241,423)
Pro forma basic and diluted income (loss) per share	$1.66	$(2.68)

The pro forma results have been prepared in accordance with U.S. GAAP and include the following pro forma adjustments:

(a) An increase in interest expense and amortization of debt issuance costs related to the financing of the CEB acquisition. Note 5 — Debt provides further information regarding the Company's borrowings related to the CEB acquisition;
(b) A change in revenue as a result of the required fair value adjustment to deferred revenue; and

(c) An adjustment for additional depreciation and amortization expense as a result of the preliminary purchase price allocation for finite-lived intangible assets and property, equipment, and leasehold improvements.

(4)
The Company's financial statements include the operating results of L2 beginning on March 9, 2017, the acquisition date. L2's operating results were not material to the Company's consolidated operating and segment results for 2017. Had the Company acquired L2 in prior periods, the impact to the Company's operating results would not have been material, and as a result pro forma financial information for L2 for prior periods has not been presented. L2's operating results and the related goodwill are being reported as part of the Company's Research segment.

The Company recognized $158.5 million of acquisition and integration charges in 2017 compared to $42.6 million in 2016. The additional charges during 2017 primarily consisted of higher professional fees, severance, stock-based compensation charges, and accruals for exit costs for certain office space that the Company does not intend to occupy in Arlington, Virginia that was related to the CEB acquisition. The following table presents a summary of the activity related to this space for the year ended December 31, 2017 (in thousands):

Liability balance at December 31, 2016	$—
Charges and adjustments	13,087
Payments	(126)
Liability balance at December 31, 2017	$12,961

For the year ended December 31, 2016:

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

On June 28, 2016, the Company acquired 100% of the outstanding capital stock of Newco 5CL Limited (which operates under the trade name "SCM World"), a privately-held firm based in London with 60 employees, for $34.2 million in cash paid at close. SCM World is a leading cross-industry peer network and learning community providing subscription-based research and conferences for supply chain executives. Net of cash acquired with the business and for cash flow reporting purposes, the Company paid approximately $27.9 million in cash for SCM World. The acquisition of SCM World also included an earn-out provision. The fair value of the earn-out was recorded on the acquisition date as part of the cost of the acquisition and was subsequently adjusted with a charge against earnings.

The Company recorded $32.4 million of goodwill and $5.9 million of amortizable intangible assets for these two acquisitions and an immaterial amount of other assets on a net basis. The operating results and the related goodwill are reported as part of the Company's Research and Events segments. The Company also recorded an additional $1.9 million of additional goodwill in 2016 related to a prior year acquisition.

For the year ended December 31, 2015:

The Company acquired 100% of the outstanding shares of Nubera eBusiness S.L., and Capterra, Inc., during 2015. Each of these businesses assist clients with selecting business software. The aggregate purchase price was $206.9 in cash. Net of cash acquired with the businesses and for cash flow reporting purposes the Company paid $196.2 million in cash. The Company recorded $79.6 million and $138.1 million of amortizable intangible assets and goodwill, respectively, and $10.8 million in liabilities on a net basis for these acquisitions. The operating results and the related goodwill are reported as part of the Company's Research segment.

Planned divestiture of the CEB Talent Assessment business

On February 6, 2018, the Company announced that it had reached a definitive agreement to sell its CEB Talent Assessment business for approximately $400.0 million. The agreement was the result of a previously announced process to evaluate strategic alternatives for the business. The purchase price is subject to typical adjustments for, among other things, the working capital of the business. The transaction is expected to close in the first half of 2018 and is subject to customary closing conditions and certain approvals.

The CEB Talent Assessment business was acquired by Gartner as part of the CEB acquisition in 2017 and is a significant portion of the Talent Assessment & Other segment. During the period from the CEB acquisition date to December 31, 2017, the CEB Talent Assessment business contributed approximately $126.1 million of revenue and incurred a pre-tax loss of approximately $19.3 million. Effective with its designation as held-for-sale on October 4, 2017, we discontinued recording depreciation and amortization on the property, equipment and leasehold improvements and finite-lived intangible assets of this business as required under the accounting rules. The Company also separately classified the related assets and liabilities of this business as held-for-sale in its December 31, 2017 Consolidated Balance Sheet.

The principal components of the held-for-sale assets and liabilities at December 31, 2017 for this business are summarized in the table below (in thousands):

Cash and cash equivalents	$10,000
Fees receivable, net	50,928
Goodwill	212,994
Intangible assets, net	250,472
Other assets, including property, equipment and leasehold improvements, net	18,571
Total assets held-for-sale	$542,965

Accounts payable and accrued liabilities	$32,388
Deferred revenues	61,450
Deferred tax liabilities	47,404
Other liabilities	4,603
Total liabilities held-for-sale	$145,845

The sale of the business has been structured as a sale of the shares of the affected subsidiaries with the corresponding deferred taxes being transferred to the buyer upon consummation of the sale. As such, the Company made an accounting policy election to classify the deferred taxes associated with the individual assets and liabilities that are part of the transaction as held-for-sale.

3 — OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2017	2016
Benefit plan-related assets	$97,525	$45,958
Non-current deferred tax assets	31,067	27,275
Other	65,150	14,046
Total other assets	$193,742	$87,279

4 — ACCOUNTS PAYABLE, ACCRUED, AND OTHER LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Accounts payable	$49,000	$41,009
Payroll and employee benefits payable	120,278	87,821
Severance and retention bonus payable	44,685	22,425
Bonus payable	162,710	105,549
Commissions payable	108,969	68,273
Taxes payable	46,758	20,378
Other accrued liabilities	134,421	95,316
Total accounts payable and accrued liabilities	$666,821	$440,771

Other liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Non-current deferred revenue	$16,205	$11,289
Long-term taxes payable	66,386	19,737
Benefit plan-related liabilities	118,868	67,747
Lease-related matters	115,840	38,042
Non-current deferred tax liabilities	206,338	22,520
Other	54,362	22,482
Total other liabilities	$577,999	$181,817

5 — DEBT

2016 Credit Agreement

The Company entered into a term loan and revolving credit facility on June 17, 2016 (the "2016 Credit Agreement"). As discussed below, the 2016 Credit Agreement was amended three times during 2017 in conjunction with the acquisition of CEB. As of December 31, 2017, the 2016 Credit Agreement provides for a $1.5 billion Term loan A facility, a $500.0 million Term loan B facility, and a $1.2 billion revolving credit facility. The 2016 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants that apply a maximum leverage ratio and a minimum interest expense coverage ratio, and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, merge, dispose of assets, pay dividends, repurchase stock, make investments and enter into certain transactions with affiliates. The Company was in full compliance with the covenants as of December 31, 2017.

The Company borrowed a total of approximately $2.8 billion for the CEB acquisition. The Company borrowed $1.675 billion under the 2016 Credit Agreement, which consisted of $900.0 million under an increased Term loan A facility, $500.0 million under a new Term loan B facility, and $275.0 million on its existing revolving credit facility. The $1.675 billion drawn under the 2016 Credit Agreement, along with the funds raised through the issuance of $800.0 million Senior Notes and $300.0 million 364-day Bridge Credit Facility discussed below, were used to fund the CEB acquisition and related costs. As discussed below, the funds borrowed under the 364-day Bridge Credit Facility were completely repaid during 2017.

On January 20, 2017, the Company entered into a first amendment to the 2016 Credit Agreement, which was entered into to permit the acquisition of CEB and the incurrence of additional debt to finance, in part, the acquisition and repay certain debt of CEB, and to modify certain covenants. On March 20, 2017, the Company entered into a second amendment to the 2016 Credit Agreement. The second amendment was also entered into in connection with the acquisition of CEB and was executed primarily to extend the maturity date of the Term loan A facility and revolving credit facility through March 20, 2022 and to revise the interest rate and amortization schedule. On April 5, 2017, in conjunction with the closing of the CEB acquisition, the Company entered into a third amendment to the 2016 Credit Agreement with its lenders which increased the aggregate principal amount of the existing Term loan A facility by $900.0 million and added the Term loan B facility in an aggregate principal amount of $500.0 million.

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

364-day Bridge Credit Facility

On April 5, 2017, in conjunction with the acquisition of CEB, the Company entered into a senior unsecured 364-day Bridge Credit Facility in an aggregate principal amount of $300.0 million, which was immediately drawn down to fund a portion of the purchase price associated with the CEB acquisition. The Company repaid the entire $300.0 million of the 364-day Bridge Credit Facility during 2017.

Senior Notes

On March 30, 2017, in conjunction with the acquisition of CEB, the Company issued $800.0 million aggregate principal amount of 5.125% Senior Notes due 2025 (the “Senior Notes”). The proceeds of the Senior Notes were also used to fund a portion of the purchase price associated with the CEB acquisition.

The Senior Notes were issued at an issue price of 100.00% and bear interest at a fixed rate of 5.125% per annum. Interest on the Senior Notes is payable on April 1 and October 1 of each year. The Senior Notes will mature on April 1, 2025. The Company may redeem some or all of the Senior Notes at any time on or after April 1, 2020 for cash at the redemption prices set forth in the Note Indenture, plus accrued and unpaid interest to, but not including, the redemption date. Prior to April 1, 2020, the Company may redeem up to 40.0% of the aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings at a redemption price of 105.125% plus accrued and unpaid interest to, but not including, the redemption date. In addition, the Company may redeem some or all of the Senior Notes prior to April 1, 2020, at a redemption price of 100% of the principal amount of the Senior Notes plus accrued and unpaid interest to, but not including, the redemption date, plus a “make-whole” premium. If the Company experiences specific kinds of change of control, it will be required to offer to purchase the Senior Notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest.

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

Outstanding Borrowings - December 31, 2017

The following table summarizes the Company’s total outstanding borrowings (in thousands):

	Balance December 31,	Balance December 31,
Description:	2017	2016
2016 Credit Agreement - Term loan A facility (1)	$1,429,312	$585,000
2016 Credit Agreement - Term loan B facility (1)	496,250	—
2016 Credit Agreement - Revolving credit facility (1), (2)	595,000	115,000
Senior notes (3)	800,000	—
Other (4)	2,500	2,500
Principal amount outstanding (5), (6)	3,323,062	$702,500
Less: deferred financing fees (7)	(44,217)	(8,109)
Net balance sheet carrying amount	$3,278,845	$694,391

(1)
The contractual annualized interest rate as of December 31, 2017 on the Term loan A and B facilities was 3.57%, which consisted of a floating Eurodollar base rate of 1.57% plus a margin of 2.00%. The contractual annualized interest rate on the revolving credit facility was 4.07%, which consisted of a floating eurodollar base rate of 1.57% plus a margin of 2.50%. However, the Company has interest rate swap contracts which effectively convert the floating eurodollar base rates on a portion of the amounts outstanding to a fixed base rate.

(2)	The Company had $558.0 million of available borrowing capacity on the revolver (not including the expansion feature) as of December 31, 2017.

(3)	Consists of an $800.0 million principal amount of Senior Notes outstanding. The Senior Notes pay a fixed rate of 5.125% and have an eight year maturity.

(4)
Consists of a $2.5 million State of Connecticut economic development loan with a 3.0% fixed rate of interest. The loan was originated in 2012 and has a 10 year maturity. Principal payments are deferred for the first five years and the loan may be repaid at any point by the Company without penalty.

(5)	The average annual interest rate on the Company's outstanding debt as of December 31, 2017 was 3.91%, including the effect of its interest rate swaps discussed below.

(6)
The contractual due dates by year on the debt outstanding as of December 31, 2017 are as follows: $80.0 million in 2018; $107.6 million in 2019; $144.7 million in 2020; $42.6 million in 2021; $1.68 billion in 2022; and approximately $1.27 billion thereafter. In January 2018 the Company repaid $255.0 million of outstandings on the revolver which were not contractually due until 2022.

(7)
The deferred financing fees are being amortized to Interest expense, net over the term of the respective debt obligation. During 2017 the Company paid $51.2 million in additional deferred financing fees and recorded a charge of approximately $6.1 million for the write-off of deferred financing fees related to the prior financing arrangement.

Interest Rate Swaps

As of December 31, 2017, the Company had fixed-for-floating interest rate swap contracts. The swaps have a total notional value of $1.4 billion and mature in 2022. The Company designates the swaps as accounting hedges of the forecasted interest payments on $1.4 billion of the Company’s variable rate borrowings. The Company pays base fixed rates on these swaps ranging from 1.54% to 2.13% and in return receives a floating eurodollar base rate on $1.4 billion of 30-day notional borrowings.

The Company accounts for the interest rate swaps as cash flow hedges in accordance with FASB ASC Topic 815. Since the swaps hedge forecasted interest payments, changes in the fair value of the swaps are recorded in accumulated other comprehensive income (loss), a component of equity, as long as the swaps continue to be highly effective hedges of the designated interest rate risk. Any ineffective portion of change in the fair value of the hedges is recorded in earnings. All of the swaps were highly effective hedges of the forecasted interest payments as of December 31, 2017. The interest rate swaps had a positive fair value of $3.4 million at December 31, 2017 and a negative fair value of $2.3 million as of December 31, 2016. These amounts were deferred and classified in accumulated other comprehensive income (loss), net of tax effect.

6 — COMMITMENTS AND CONTINGENCIES

Contractual Lease Commitments. The Company leases various facilities, computer and office equipment, furniture, and other assets under non-cancelable operating lease agreements expiring between 2018 and 2032. The future minimum annual cash payments under these operating lease agreements as of December 31, 2017 was as follows (in thousands):

Year ended December 31,
2018	$129,570
2019	121,543
2020	113,612
2021	106,371
2022	97,225
Thereafter	727,405
Total minimum lease payments (1)	$1,295,726

(1) Excludes approximately $284.0 million of sublease income.

Legal Matters. The Company is involved in legal proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position, cash flows, or results of operations when resolved in a future period.

Indemnifications. The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2017, the Company did not have any material payment obligations under any such indemnification agreements.

7 — STOCKHOLDERS’ EQUITY

Common stock. Holders of Gartner’s Common Stock, par value $.0005 per share (“Common Stock”) are entitled to one vote per share on all matters to be voted by stockholders. The Company does not currently pay cash dividends on its Common Stock. Also, our 2016 Credit Agreement contains a negative covenant which may limit our ability to pay dividends. The following table summarizes transactions relating to our Common Stock for the three years ended December 31, 2017:

	Issued Shares	Treasury Stock Shares
Balance at December 31, 2014	156,234,415	68,713,890
Issuances under stock plans	—	(1,003,746)
Purchases for treasury (1)	—	6,186,101
Balance at December 31, 2015	156,234,415	73,896,245
Issuances under stock plans	—	(923,696)
Purchases for treasury (1)	—	610,623
Balance at December 31, 2016	156,234,415	73,583,172
Issued in connection with the acquisition of CEB	7,367,652	—
Issuances under stock plans	—	(1,186,150)
Purchases for treasury (1)	—	382,183
Balance at December 31, 2017	163,602,067	72,779,205

(1)	The Company used a total of $41.3 million, $59.0 million, and $509.0 million in cash for share repurchases in 2017, 2016, and 2015, respectively.

Share Issuance Related to the Acquisition of CEB. On April 5, 2017, the Company issued 7.4 million of its common shares at a fair value of $109.65 per common share as part of the consideration for the CEB acquisition. Note 2 — Acquisitions and Divestiture provides additional information regarding the CEB acquisition. The fair value of the Company's common stock was determined based on an average of the high and low prices of the common stock as reported by the New York Stock Exchange on April 5, 2017, the date of the acquisition.

Share repurchase authorization. The Company has a $1.2 billion board approved authorization to repurchase the Company's common stock, of which $1.1 billion remained available as of December 31, 2017. The Company may repurchase its common stock from time to time in amounts and at prices the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases, private transactions or other transactions and will be funded from cash on hand and borrowings under the Company’s credit arrangement.

Accumulated Other Comprehensive Income (Loss), Net. The following tables disclose information about changes in Accumulated Other Comprehensive Income (Loss) ("AOCL/I"), a component of equity, by component and the related amounts reclassified out of AOCL/I to income during the years indicated (net of tax, in thousands) (1):

2017

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance - December 31, 2016	$(1,409)	$(5,797)	$(42,477)	$(49,683)
Changes during the period:
Change in AOCL/I before reclassifications to income	(1,492)	—	47,363	45,871
Reclassifications from AOCL/I to income during the period (2), (3)	5,384	(64)	—	5,320
Other comprehensive income (loss) for the period	3,892	(64)	47,363	51,191
Balance - December 31, 2017	$2,483	$(5,861)	$4,886	$1,508

2016

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance - December 31, 2015	$(3,079)	$(4,832)	$(36,491)	$(44,402)
Changes during the period:
Change in AOCL/I before reclassifications to income	(2,902)	(1,113)	(5,986)	(10,001)
Reclassifications from AOCL/I to income during the period (2), (3)	4,572	148	—	4,720
Other comprehensive income (loss) for the period	1,670	(965)	(5,986)	(5,281)
Balance - December 31, 2016	$(1,409)	$(5,797)	$(42,477)	$(49,683)

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

8 — STOCK-BASED COMPENSATION

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. At December 31, 2017, the Company had 5.7 million shares of its common stock, par value $.0005 per share, (the "Common Stock") available for stock-based compensation awards under its 2014 Long-Term Incentive Plan.

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

Stock-Based Compensation Expense

The Company recognized the following stock-based compensation expense by award type and expense category line item during the years ended December 31 (in millions):

Award type	2017	2016	2015
Stock appreciation rights	$5.6	$5.6	$5.7
Restricted stock units	72.6	40.4	39.8
Common stock equivalents	0.7	0.7	0.6
Total (1)	$78.9	$46.7	$46.1

Expense category line item	2017	2016	2015
Cost of services and product development	$25.8	$21.9	$20.6
Selling, general and administrative	35.5	24.8	25.5
Acquisition and integration charges (2)	17.6	—	—
Total (1)	$78.9	$46.7	$46.1

(1)	Includes charges of $22.9 million, $19.4 million and $20.1 million during 2017, 2016 and 2015, respectively, for awards to retirement-eligible employees. Those awards vest on an accelerated basis.

(2)	These charges are primarily the result of the acceleration of the vesting of certain restricted stock units related to the CEB acquisition.

As of December 31, 2017, the Company had $79.9 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted average service period of approximately 2.4 years.

Stock-Based Compensation Awards

The disclosures presented below provide information regarding the Company’s stock-based compensation awards, all of which have been classified as equity awards in accordance with FASB ASC Topic 505.

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

When SARs are exercised, the number of shares of Common Stock issued is calculated as follows: (1) the total proceeds from the exercise of the SARs award (calculated as the closing price of the Common Stock as reported on the New York Stock Exchange on the date of exercise less the exercise price of the SARs award, multiplied by the number of SARs exercised) is divided by (2) the closing price of the Common Stock on the date of exercise. The Company withholds a portion of the shares of the Common Stock issued upon exercise to satisfy statutory tax withholding requirements. SARs recipients do not have any stockholder rights until the shares of Common Stock are issued in respect of the award, which is subject to the prior satisfaction of the vesting and other criteria relating to such grants.

The following table summarizes changes in SARs outstanding during the year ended December 31, 2017:

	Stock Appreciation Rights ("SARs") (in millions)	Per Share Weighted Average Exercise Price	Per Share Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2016	1.3	$66.22	$15.77	4.40 years
Granted	0.3	99.07	22.02	6.10 years
Forfeited	(0.1)	85.28	10.49	n/a
Exercised	(0.3)	52.72	14.85	n/a
Outstanding at December 31, 2017 (1) (2)	1.2	$76.73	$17.35	4.28 years
Vested and exercisable at December 31, 2017 (2)	0.5	$65.67	$15.69	3.22 years

n/a = not applicable

(1)	As of December 31, 2017, 0.7 million of the total SARs outstanding were unvested. The Company expects that substantially all of those unvested awards will vest in future periods.

(2)	As of December 31, 2017, the total SARs outstanding had an intrinsic value of $55.0 million. On such date, SARs vested and exercisable had an intrinsic value of $30.2 million.

The fair value of a SARs award is determined on the date of grant using the Black-Scholes-Merton valuation model with the following weighted average assumptions for the years ended December 31:

	2017	2016	2015
Expected dividend yield (1)	—%	—%	—%
Expected stock price volatility (2)	22%	22%	24%
Risk-free interest rate (3)	1.8%	1.1%	1.5%
Expected life in years (4)	4.53	4.39	4.41

(1)	The expected dividend yield assumption was based on both the Company's historical and anticipated dividend payouts. Historically, the Company has not paid cash dividends on its Common Stock.

(2)	The determination of expected stock price volatility was based on both historical Common Stock prices and implied volatility from publicly traded options in the Common Stock.

(3)	The risk-free interest rate was based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

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

 The following table summarizes the changes in RSUs outstanding during the year ended December 31, 2017:

	Restricted Stock Units ("RSUs") (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	1.3	$73.19
Granted (1) (2)	1.1	105.55
Vested and released	(0.8)	79.60
Forfeited	(0.1)	91.03
Outstanding at December 31, 2017 (3) (4)	1.5	$91.47

(1)
The 1.1 million of RSUs granted during 2017 consisted of 0.2 million of performance-based RSUs awarded to executives and 0.9 million of service-based RSUs awarded to executives, non-executive employees and non-management board members. The 0.2 million of performance-based RSUs represents the target amount of the grant for the year, which is tied to the increase in heritage Gartner’s total contract value for 2017. Total contract value for this determination represents the value attributable to all of heritage Gartner’s subscription-related revenue contracts. The final number of performance-based RSUs awarded could range from 0% to 200% of the target amount. The actual increase in heritage Gartner’s contract value for 2017 as measured on December 31, 2017 yielded approximately 186% of the target amount. The incremental awards based on the actual achievement under the 2017 grant will be issued in 2018.

(2)	Includes 0.6 million of RSUs awarded to employees that joined Gartner as a result of the CEB acquisition.

(3)	The Company expects that substantially all of the RSUs outstanding will vest in future periods.

(4)	As of December 31, 2017, the weighted average remaining contractual term of the RSUs outstanding was approximately 1.2 years.

Common Stock Equivalents

Common stock equivalents ("CSEs") are convertible into Common Stock. Each CSE entitles the holder to one share of Common Stock. Members of our Board of Directors receive their directors’ fees in CSEs unless they opt to receive up to 50% of those fees in cash. Generally, CSEs have no defined term and are converted into shares of Common Stock when service as a director terminates unless the director has elected an accelerated release. The fair value of a CSE award is determined on the date of grant based on the closing price of the Common Stock as reported on the New York Stock Exchange on that date. CSEs vest immediately and, as a result, they are recorded as expense on the date of grant. The following table summarizes the changes in CSEs outstanding during the year ended December 31, 2017:

	Common Stock Equivalents ("CSEs")	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	107,338	$20.74
Granted	5,852	120.28
Converted to shares of Common Stock upon grant	(3,177)	119.10
Outstanding at December 31, 2017	110,013	$23.19

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESP Plan”) under which eligible employees are permitted to purchase shares of Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation, or $23,750 in any calendar year, at a price equal to 95% of the closing price of the Common Stock as reported on the New York Stock Exchange at the end of each offering period. As of December 31, 2017, the Company had 0.8 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718 and, as a result, the Company does not record stock-based compensation expense for employee share purchases. The Company received $11.7 million, $9.3 million and $7.5 million in cash from employee share purchases under the ESP Plan during 2017, 2016 and 2015, respectively.

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

The following table sets forth the reconciliation of the basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share amounts):

	2017	2016	2015
Numerator:
Net income used for calculating basic and diluted earnings per common share	$3,279	$193,582	$175,635
Denominator: (1)
Weighted average number of common shares used in the calculation of basic earnings per share	88,466	82,571	83,852
Common share equivalents associated with stock-based compensation plans	1,324	1,249	1,204
Shares used in the calculation of diluted earnings per share	89,790	83,820	85,056
Earnings per share: (2)
Basic	$0.04	$2.34	$2.09
Diluted	$0.04	$2.31	$2.06

(1)	The Company repurchased 0.4 million, 0.6 million and 6.2 million shares of its Common Stock in 2017, 2016 and 2015, respectively.

(2)
Both basic and diluted earnings per share for 2017 include a one-time benefit of approximately $0.66 per share related to the Tax Cuts and Jobs Act of 2017. Note 10 — Income Taxes provides information related to the Tax Cuts and Jobs Act of 2017.

The following table presents the number of common share equivalents that were not included in the computation of diluted EPS in the table above because the effect would have been anti-dilutive. During periods with net income, these common share equivalents were anti-dilutive because their exercise price was greater than the average market value of a share of Common Stock during the period.

	2017	2016	2015
Anti-dilutive common share equivalents as of December 31 (in millions):	0.3	0.2	0.3
Average market price per share of Common Stock during the year	$116.09	$92.58	$86.02

10 — INCOME TAXES

The following is a summary of the components of the Company's (loss) income before income taxes for the years ended December 31 (in thousands):

	2017	2016	2015
U.S.	$(135,757)	$182,178	$165,848
Non-U.S.	7,940	106,253	106,363
(Loss) income before income taxes	$(127,817)	$288,431	$272,211

The expense for income taxes on the above income consists of the following components (in thousands):

	2017	2016	2015
Current tax expense:
U.S. federal	$48,339	$58,616	$48,801
State and local	434	11,292	10,300
Foreign	38,602	27,536	23,225
Total current	87,375	97,444	82,326
Deferred tax (benefit) expense:
U.S. federal	(176,046)	(61)	(884)
State and local	(14,363)	(349)	(702)
Foreign	(25,898)	(1,626)	1,550
Total deferred	(216,307)	(2,036)	(36)
Total current and deferred	(128,932)	95,408	82,290
Benefit (expense) relating to interest rate swaps used to increase (decrease) equity	(2,477)	(1,113)	893
Benefit from stock transactions with employees used to increase equity	46	52	13,960
Benefit (expense) relating to defined-benefit pension adjustments used to increase (decrease) equity	267	502	(567)
Total tax (benefit) expense	$(131,096)	$94,849	$96,576

Long-term deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2017	2016
Accrued liabilities	$80,557	$62,439
Loss and credit carryforwards	59,502	7,766
Assets relating to equity compensation	24,874	25,569
Other assets	30,236	6,652
Gross deferred tax assets	195,169	102,426
Property, equipment, and leasehold improvements	(962)	(11,796)
Intangible assets	(372,542)	(43,548)
Prepaid expenses	(35,126)	(32,971)
Other liabilities	(6,584)	(7,925)
Gross deferred tax liabilities	(415,214)	(96,240)
Valuation allowance	(3,192)	(1,431)
Net deferred tax (liabilities) assets	$(223,237)	$4,755

Net deferred tax assets and net deferred tax liabilities were $30.5 million and $253.7 million as of December 31, 2017, respectively, and $27.3 million and $22.5 million as of December 31, 2016, respectively. These amounts are primarily reported in Other assets and Other liabilities in the Consolidated Balance Sheets. Management has concluded it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance at December 31, 2017.

The valuation allowances of $3.2 million as of December 31, 2017 and $1.4 million as of 2016, primarily relate to net operating losses which are not likely to be realized.

As of December 31, 2017, the Company had state and local tax net operating loss carryforwards of $91.5 million, of which $0.9 million expire within one to five years and $19.9 million expire within six to fifteen years and $70.7 million expire within sixteen to twenty years. The Company also had state tax credits of $2.0 million, a majority of which will expire in five to six years. As of December 31, 2017, the Company had non-U.S. net operating loss carryforwards of $16.0 million, of which $0.5 million expire over the next 20 years and $15.5 million can be carried forward indefinitely. In addition, the Company also had foreign tax credit carryforwards of $59.0 million, all of which will expire at the end of 2027. These amounts have been reduced for associated unrecognized tax benefits, consistent with FASB ASU No. 2013-11.

As of December 31, 2017, the Company recorded deferred tax assets for federal and state unrealized capital losses of $62.9 million resulting from held-for-sale accounting for the CEB Talent Assessment business.

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate on income before income taxes for the years ended December 31 follow:

	2017	2016	2015
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.6	2.4	3.5
Effect of non-U.S. operations	5.9	(6.1)	(6.9)
Record (release) reserve for tax contingencies	(2.8)	3.2	1.7
Law changes	41.8	—	(0.2)
Excess tax benefits from stock based compensation	11.0	(3.8)	—
Nondeductible acquisition costs	(7.9)	2.6	0.8
Nondeductible meals and entertainment costs	(3.5)	1.1	1.1
Capital loss	13.1	—	—
Record (release) valuation allowance	3.0	(0.2)	0.5
Other items, net	3.4	(1.3)	—
Effective tax rate	102.6%	32.9%	35.5%

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. Among other things, the Act reduces the U.S. federal corporation tax rate from 35% to 21%, requires companies to pay a one-time transition tax on accumulated deferred foreign income (“ADFI”) of foreign subsidiaries that were previously tax deferred and creates a new tax on global intangible low-taxed income (“GILTI”) attributable to foreign subsidiaries. As of December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act because all of the necessary information is not currently available, prepared or analyzed. As such, the amount we have recorded are provisional estimates and as permitted by SEC per Staff Accounting Bulletin No. 118, we will continue to assess the enactment of the Act and may record additional provisional amount or adjustments to provisional amounts during fiscal year 2018. We expect to complete the accounting for these impacts of tax reform by the fourth quarter of 2018 as we complete our analysis and receive additional guidance from the Internal Revenue Service pertaining to the Act.

We remeasured U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% and recorded a provisional amount which reduced our income tax expense by $123.2 million. However, we are still finalizing purchase accounting for the acquisition of CEB, analyzing certain aspects of the Act and refining our deferred tax calculations, which could affect the measurement of these balances or give rise to new deferred tax amounts.

The tax on ADFI is based on our total post-1986 earnings and profits ("E&P") of our foreign subsidiaries that were previously deferred from US income taxes. We recorded a $63.6 million provisional amount for this one-time transition tax liability, resulting in an increase in income tax expense of $63.6 million. We have not yet completed our calculation of the tax on ADFI given pending regulatory guidance and the need to obtain, prepare and analyze various information relevant to calculation including, but not limited to, our post-1986 E&P, foreign taxes and amounts held in cash or other specified assets on various measurement dates.

As disclosed in Note 1 - Business and Significant Accounting Policies, the Company adopted FASB ASU No. 2016-09 in 2016. The effect of the adoption reduced the provision for income taxes by $12.9 million and $10.0 million for the years ended December 31, 2017 and 2016, respectively.

In July 2015, the United States Tax Court (the “Court”) issued an opinion relating to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement. In its opinion, the Court held that affiliated companies may exclude stock-based compensation expense from their cost-sharing arrangement. The Internal Revenue Service is appealing the decision. Because of uncertainty related to the final resolution of this litigation and the recognition of potential benefits to the Company, the Company has not recorded any financial statement benefit associated with this decision. The Company will monitor developments related to this case and the potential impact of those developments on the Company’s consolidated financial statements

As of December 31, 2017 and December 31, 2016, the Company had unrecognized tax benefits of $60.3 million and $37.1 million, respectively. The increase is primarily attributable to pre-acquisition unrecognized tax benefits of CEB for positions taken with respect to intercompany transactions and state income tax positions. The unrecognized tax benefits as of December 31, 2017 related primarily to the exclusion of stock-based compensation expense from the Company’s cost sharing agreement, utilization of certain tax attributes, state income tax positions, the ability to realize certain refund claims, and intercompany transactions. It is reasonably possible that unrecognized tax benefits will be decreased by $6.3 million within the next 12 months due to anticipated closure of audits and the expiration of certain statutes of limitation.

Included in the balance of unrecognized tax benefits at December 31, 2017 are potential benefits of $57.1 million that if recognized would reduce the effective tax rate on income from continuing operations. Also included in the balance of unrecognized tax benefits as of December 31, 2017 are potential benefits of $3.2 million that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, for the years ended December 31 (in thousands):

	2017	2016
Beginning balance	$37,099	$25,911
Additions based on tax positions related to the current year	10,883	7,086
Additions for tax positions of prior years	24,299	6,443
Reductions for tax positions of prior years	(10,613)	(496)
Reductions for expiration of statutes	(1,368)	(1,006)
Settlements	(1,769)	(544)
Change in foreign currency exchange rates	1,738	(295)
Ending balance	$60,269	$37,099

The Company accrues interest and penalties related to unrecognized tax benefits in its income tax provision. As of December 31, 2017 and 2016, the Company had $6.4 million and $4.3 million, respectively, of accrued interest and penalties related to unrecognized tax benefits. These amounts are in addition to the unrecognized tax benefits disclosed above. The total amount of interest and penalties recognized in the income tax provision for both the years ended December 31, 2017 and December 31, 2016 was $0.9 million.

The number of years with open statutes of limitation varies depending on the tax jurisdiction. The Company’s statutes are open with respect to the U.S. federal jurisdiction for 2014 and forward, and India for 2003 and forward. For other major taxing jurisdictions including the U.S. states, the United Kingdom, Canada, Japan, France, and Ireland, the Company's statutes vary and are open as far back as 2012.

Under U.S. GAAP rules, no provision for income taxes that may result from the remittance of earnings held overseas is required if the Company has the ability and intent to indefinitely reinvest such funds overseas. While our current plans do not demonstrate a need to repatriate accumulated undistributed foreign earnings to fund our U.S. operations or otherwise satisfy the liquidity needs of our U.S. operations, the Company has not asserted its intention to indefinitely reinvest certain accumulated undistributed foreign earnings of CEB. As a result of tax planning, approximately $12.0 million of deferred tax liability previously recorded in purchase accounting for the estimated tax that could result from the remittance of these earnings was reversed in the current quarter and related goodwill reduced. The Company continues to assert its intention to reinvest all other accumulated undistributed foreign earnings in our non-U.S. operations, except in instances in which the repatriation of those earnings would result in minimal additional tax.  Consequently, the Company has not recognized income tax expense that would result from the remittance of these earnings. The accumulated undistributed earnings of non-U.S. subsidiaries were approximately $194.0 million as of December 31, 2017. As a result of the ACT, the income tax that would be payable if such earnings were not indefinitely invested is estimated at this time to be minimal.

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

December 31, 2017

Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability) (3)	Balance Sheet Line Item	Unrealized Gain Recorded in OCI
Interest rate swaps (1)	5	$1,400,000	$3,412	Other assets	$2,483
Foreign currency forwards (2)	137	686,764	448	Other current assets	—
Total	142	$2,086,764	$3,860		$2,483

December 31, 2016

Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability) (3)	Balance Sheet Line Item	Unrealized Loss Recored in OCI
Interest rate swaps (1)	3	$700,000	$(2,349)	Other liabilities	$(1,409)
Foreign currency forwards (2)	84	86,946	(320)	Accrued liabilities	—
Total	87	$786,946	$(2,669)		$(1,409)

(1)
The swaps have been designated and are accounted for as cash flow hedges of the forecasted interest payments on borrowings. As a result, changes in the fair value of the swaps are deferred and are recorded in AOCL/I, net of tax effect (see Note 5 — Debt for additional information).

(2)
The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other income, net since the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding contracts at December 31, 2017 matured by the end of January 2018.

(3)	See Note 12 — Fair Value Disclosures for the determination of the fair value of these instruments.

At December 31, 2017, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties, and none of the derivative contracts contained credit-risk related contingent features. The following table provides information regarding amounts recognized in the Consolidated Statements of Operations for derivative contracts for the years ended December 31 (in millions):

Amount recorded in:	2017	2016	2015
Interest expense (1)	$7.9	$7.6	$8.5
Other (gain) loss, net (2)	(0.8)	0.3	0.1
Total expense	$7.1	$7.9	$8.6

(1)	Consists of interest expense from interest rate swap contracts.

(2)	Consists of net realized and unrealized gains and losses on foreign currency forward contracts.

12 — FAIR VALUE DISCLOSURES

The Company’s financial instruments include cash equivalents, fees receivable from customers, accounts payable, and accruals which are normally short-term in nature. The Company believes the carrying amounts of these financial instruments reasonably approximate their fair value due to their short-term nature. The Company’s financial instruments also include its outstanding variable-rate borrowings under the 2016 Credit Agreement. The Company believes the carrying amount of its variable-rate borrowings reasonably approximates their fair value because the rate of interest on those borrowings reflects current market rates of interest for similar instruments with comparable maturities.

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

The following table presents the fair value of certain financial assets and liabilities (in thousands):

	Fair Value	Fair Value
Description:	December 31, 2017	December 31, 2016
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$29,108	$10,252
Total Level 1 inputs	29,108	10,252
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	59,017	27,847
Foreign currency forward contracts (2)	2,053	165
Interest rate swap contracts (3)	3,412	—
Total Level 2 inputs	64,482	28,012
Total Assets	$93,590	$38,264
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$89,900	$43,075
Foreign currency forward contracts (2)	1,605	485
Interest rate swap contracts (3)	—	2,349
Senior Notes due 2025 (4)	837,560	—
Total Level 2 inputs	$929,065	$45,909
Total Liabilities	$929,065	$45,909

(1)
The Company has a deferred compensation plan for the benefit of certain highly compensated officers, managers and other key employees (see Note 13 — Employee Benefits). The assets consist of investments in money market and mutual funds, and company-owned life insurance contracts. The money market funds consist of cash equivalents while the mutual fund investments consist of publicly-traded and quoted equity shares. The Company considers the fair value of these assets to be based on Level 1 inputs, and these assets had a fair value of $29.1 million and $10.3 million as of December 31, 2017 and 2016, respectively. The carrying amount of the life insurance contracts equals their cash surrender value. Cash surrender value represents the estimated amount that the Company would receive upon termination of the contract, which approximates fair value. The Company considers the life insurance contracts to be valued based on a Level 2 input, and these assets had a fair value of $59.0 million and $27.8 million at December 31, 2017 and 2016, respectively. The related deferred compensation plan liabilities are recorded at fair value, or the estimated amount needed to settle the liability, which the Company considers to be a Level 2 input.

(2)
The Company enters into foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates (see Note 11 — Derivatives and Hedging). Valuation of the foreign currency forward contracts is based on observable foreign currency exchange rates in active markets, which the Company considers a Level 2 input.

(3)
The Company has interest rate swap contracts which hedge the risk of variability from interest payments on its borrowings (see Note 5 — Debt). The fair value of the swaps is based on mark-to-market valuations prepared by a third-party broker. The valuations are based on observable interest rates from recently executed market transactions and other observable market data, which the Company considers Level 2 inputs. The Company independently corroborates the reasonableness of the valuations prepared by the third-party broker through the use of an electronic quotation service.

(4)
As discussed in Note 5 — Debt, the Company issued $800.0 million of principal amount fixed-rate Senior Notes due 2025 on March 30, 2017. The estimated fair value of the notes was derived from quoted market prices provided by an independent dealer which the Company considers to be a Level 2 input.

13 — EMPLOYEE BENEFITS

Defined contribution plan. The Company has savings and investment plans (the “401k Plans”) covering substantially all U.S. employees. Company contributions are based upon the level of employee contributions, up to a maximum of 4% of an employee’s eligible salary, subject to an annual maximum. For 2017, the maximum match was $7,200. Amounts expensed in connection with the 401k Plans totaled $29.8 million, $22.9 million and $20.0 million in 2017, 2016 and 2015, respectively.

Deferred compensation plan. The Company has supplemental deferred compensation plans for the benefit of certain highly compensated officers, managers and other key employees. The plans' investment assets are recorded in Other assets on the Consolidated Balance Sheets at fair value. The value of these assets was $88.1 million and $38.1 million at December 31, 2017 and 2016, respectively (see Note 12 — Fair Value Disclosures for fair value information). The corresponding deferred compensation liability, which was $89.9 million and $43.1 million at December 31, 2017 and 2016, respectively, is carried at fair value, and is adjusted with a corresponding charge or credit to compensation expense to reflect the fair value of the amount owed to the employees and is classified in Other liabilities on the Consolidated Balance Sheets. Compensation expense recognized for the plans was $0.4 million, $0.1 million and $0.5 million in 2017, 2016 and 2015, respectively.

Defined benefit pension plans. The Company has defined benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company's defined benefit pension plans are accounted for in accordance with FASB ASC Topics No. 715 and 960. The following are the components of defined benefit pension expense for the years ended December 31 (in thousands):

	2017	2016	2015
Service cost	$2,820	$2,780	$2,620
Interest cost	765	850	790
Expected return on plan assets	(360)	(375)	(345)
Recognition of actuarial loss	350	200	300
Recognition of termination benefits	—	—	85
Total defined benefit pension plan expense (1)	$3,575	$3,455	$3,450

(1)	Pension expense is classified in SG&A in the Consolidated Statements of Operations.

The following are the key assumptions used in the computation of pension expense for the years ended December 31:

	2017	2016	2015
Weighted average discount rate (1)	1.78%	1.78%	2.19%
Average compensation increase	2.66%	2.67%	2.66%

(1)
Discount rates are typically determined by utilizing the yields on long-term corporate or government bonds in the relevant country with a duration consistent with the expected term of the underlying pension obligations.

The following table provides information related to changes in the projected benefit obligation for the years ended December 31 (in thousands):

	2017	2016	2015
Projected benefit obligation at beginning of year	$38,400	$35,870	$38,115
Service cost	2,820	2,780	2,620
Interest cost	765	850	790
Actuarial loss (gain) due to assumption changes and plan experience	690	1,480	(1,190)
Additions and contractual termination benefits	(860)	—	85
Benefits paid (1)	(920)	(1,640)	(775)
Foreign currency impact	4,555	(940)	(3,775)
Projected benefit obligation at end of year (2)	$45,450	$38,400	$35,870

(1)
The Company projects the following benefit payments will be made in future years to plan participants: $1.3 million in 2018; $2.2 million in 2019; $1.5 million in 2020, $1.5 million in 2021, $1.6 million in 2022; and $10.5 million in total in the five years thereafter.

(2)	Measured as of December 31.

The following table provides information regarding the funded status of the plans and related amounts recorded in the Company’s Consolidated Balance Sheets as of December 31 (in thousands):

Funded status of the plans:	2017	2016	2015
Projected benefit obligation	$45,450	$38,400	$35,870
Pension plan assets at fair value (1)	(18,475)	(14,465)	(13,190)
Funded status – shortfall (2)	$26,975	$23,935	$22,680

Amounts recorded in the Consolidated Balance Sheets for the plans:
Other liabilities — accrued pension obligation (2)	$26,975	$23,935	$22,680
Stockholders’ equity — deferred actuarial loss (3)	$(5,861)	$(5,797)	$(4,832)

(1)
The pension plan assets are held by third-party trustees and are invested in a diversified portfolio of equities, high quality government and corporate bonds, and other investments. The assets are primarily valued based on Level 1 and Level 2 inputs under the fair value hierarchy in FASB ASC Topic No. 820, with the majority of the invested assets considered to be of low-to-medium investment risk. The Company projects a future long-term rate of return on these plan assets of 2.22%, which it believes is reasonable based on the composition of the assets and both current and projected market conditions. For the year ended December 31, 2017, the Company contributed $2.4 million to these plans, and benefits paid to participants were $1.8 million.

(2)
The Funded status - shortfall represents the amount of the projected benefit obligation that the Company has not funded with a third-party trustee. This amount is a liability of the Company and is recorded in Other liabilities on the Company’s Consolidated Balance Sheets.

(3)
The deferred actuarial loss as of December 31, 2017 is recorded in AOCL/I and will be reclassified out of AOCL/I and recognized as pension expense over approximately 13 years, subject to certain limitations set forth in FASB ASC Topic No. 715. The impact of this amortization on pension expense in 2018 is projected to result in approximately $0.3 million of additional expense. The amortization of deferred actuarial losses from AOCL/I to pension expense in each of the three years ended December 31, 2017 was immaterial.

The Company also maintains a reinsurance asset arrangement with a large international insurance company whose purpose is to provide funding for benefit payments for one of the plans. The reinsurance asset is not a pension plan asset but is an asset of the Company. At December 31, 2017 and 2016, the reinsurance asset was recorded at its cash surrender value of $9.1 million and $7.8 million, respectively, and is classified in Other assets on the Company's Consolidated Balance Sheets. The Company believes the cash surrender value approximates fair value and is equivalent to a Level 2 input under the FASB’s fair value framework in ASC Topic No. 820.

14 — SEGMENT INFORMATION

As a result of the CEB acquisition on April 5, 2017, the Company began reporting its results across four business segments reflecting its enlarged scale and breadth of advisory services aligned to the mission-critical priorities of virtually all functional business leaders across every industry and size of enterprise worldwide.

Our products and services are delivered through four segments – Research, Consulting, Events and Talent Assessment & Other, as follows:

•
Research provides trusted, objective insights and advice on the mission-critical priorities of leaders across all functional areas of the enterprise through research and other reports, briefings, proprietary tools, access to our analysts, peer networking services and membership programs that enable our clients to make better decisions. Gartner's traditional strengths in IT, marketing and supply chain research were enhanced in 2017 with Gartner's acquisition of CEB, Inc., which added CEB's best practice and talent management research insights across a range of business functions, to include human resources, sales, legal and finance.

•
Consulting provides customized solutions to unique client needs through on-site, day-to-day support, as well as proprietary tools for measuring and improving IT performance with a focus on cost, performance, efficiency and quality.

•
Events provides business professionals across the organization the opportunity to learn, share and network. From our flagship CIO event Gartner Symposium/ITxpo, to industry-leading conferences focused on specific business roles and topics, to member-driven sessions, our events enable attendees to experience the best of Gartner insight and advice live.

•
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

The following tables present operating information about the Company’s reportable segments for the periods indicated (in thousands):

	Research	Consulting	Events	Talent Assessment & Other	Consolidated
2017 (1)
Revenues	$2,471,280	$327,661	$337,903	174,650	$3,311,494
Gross contribution	1,653,014	93,643	163,480	90,249	2,000,386
Corporate and other expenses					(2,006,715)
Operating (loss)					$(6,329)

	Research	Consulting	Events	Talent Assessment & Other	Consolidated
2016 (1)
Revenues	$1,857,001	$318,934	$268,605	—	$2,444,540
Gross contribution	1,285,611	89,734	136,655	—	1,512,000
Corporate and other expenses					(1,206,859)
Operating income					$305,141

	Research	Consulting	Events	Talent Assessment & Other	Consolidated
2015 (1)
Revenues	$1,614,904	$296,317	$251,835	—	$2,163,056
Gross contribution	1,117,534	86,486	130,527	—	1,334,547
Corporate and other expenses					(1,046,550)
Operating income					$287,997

(1) In 2017 the Company began reporting the results of its Strategic Advisory Services ("SAS") business in Research whereas previously the SAS business was reported with Consulting. Although the impact of the reclassification was not significant, the operating results of the SAS business for 2016 and 2015 were reclassified from Consulting to Research to be comparable with the current year presentation.

The following table provides a reconciliation of total segment gross contribution to net income for the years ended December 31 (in thousands):

	2017	2016	2015
Total segment gross contribution	$2,000,386	$1,512,000	$1,334,547
Costs and expenses:
Cost of services and product development - unallocated (1)	9,090	13,108	10,567
Selling, general and administrative	1,599,004	1,089,184	962,677
Depreciation and amortization	240,171	61,969	47,131
Acquisition and integration charges	158,450	42,598	26,175
Operating (loss) income	(6,329)	305,141	287,997
Interest expense and other, net	121,488	16,710	15,786
(Benefit) provision for income taxes	(131,096)	94,849	96,576
Net income	$3,279	$193,582	$175,635

(1)
The unallocated amounts consist of certain bonus and related fringe costs recorded in consolidated Cost of services and product development expense that are not allocated to segment expense. The Company's policy is to only allocate bonus and related fringe charges to segments for up to 100% of the segment employee's target bonus. Amounts above 100% are absorbed by corporate.

The Company’s revenues are generated primarily through direct sales to clients by domestic and international sales forces and a network of independent international sales agents. Most of the Company’s products and services are provided on an integrated worldwide basis and, because of this integrated delivery, it is not practical to precisely separate our revenues by geographic location. Accordingly, the separation set forth in the table below is based upon internal allocations, which involve certain management estimates and judgments. Revenues in the table are reported based on where the sale is fulfilled; “Other International” revenues are those attributable to all areas located outside of the United States and Canada, as well as Europe, Middle East and Africa.

Summarized information by geographic location as of and for the years ended December 31 follows (in thousands):

	2017	2016	2015
Revenues:
United States and Canada	$2,037,111	$1,519,748	$1,347,676
Europe, Middle East and Africa	850,352	616,721	557,165
Other International	424,031	308,071	258,215
Total revenues	$3,311,494	$2,444,540	$2,163,056

Long-lived assets: (1)
United States and Canada	$288,735	$143,921	$163,933
Europe, Middle East and Africa	84,840	42,326	31,130
Other International	41,674	24,630	16,050
Total long-lived assets	$415,249	$210,877	$211,113

(1)	Excludes goodwill, intangible, and held-for-sale assets.

15 — VALUATION AND QUALIFYING ACCOUNTS

The Company maintains an allowance for losses which is composed of a bad debt allowance and a revenue reserve. Provisions are charged against earnings either as an increase to expense or a reduction in revenues.

The following table summarizes activity in the Company’s allowance for the years ended December 31 (in thousands):

	Balance at Beginning of Year	Additions Charged to Expense	Additions Charged Against Revenues	Deductions from Reserve	Balance at End of Year
2017:
Allowance for doubtful accounts and returns and allowances	$7,400	$16,600	$5,500	$(16,800)	$12,700
2016:
Allowance for doubtful accounts and returns and allowances	$6,900	$4,750	$4,850	$(9,100)	$7,400
2015:
Allowance for doubtful accounts and returns and allowances	$6,700	$3,480	$5,420	$(8,700)	$6,900

16 — SUBSEQUENT EVENTS

On February 6, 2018, the Company announced that it had reached a definitive agreement to sell its CEB Talent Assessment business to Exponent Private Equity, a UK-based private equity firm, for $400.0 million. The CEB Talent Assessment business is a significant portion of the Company's Talent Assessment & Other segment. The agreement comes at the end of a previously announced process to evaluate strategic alternatives for CEB Talent Assessment, formerly SHL, which was acquired by Gartner as part of the CEB acquisition in 2017. The transaction is expected to close in the first half of 2018 and is subject to customary closing conditions. Note 2 — Acquisitions and Divestiture provides additional information.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report on Form 10-K to be signed on its behalf by the undersigned, duly authorized, in Stamford, Connecticut, on February 22, 2018.

Gartner, Inc.

Date:	February 22, 2018	By:	/s/ Eugene A. Hall
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

Name	Title	Date

/s/ Eugene A. Hall	Director and Chief Executive Officer	February 22, 2018
Eugene A. Hall	(Principal Executive Officer)

/s/ Craig W. Safian	Executive Vice President and Chief Financial Officer	February 22, 2018
Craig W. Safian	(Principal Financial and Accounting Officer)

/s/ Michael J. Bingle	Director	February 22, 2018
Michael J. Bingle

/s/ Peter E. Bisson	Director	February 22, 2018
Peter E. Bisson

/s/ Richard J. Bressler	Director	February 22, 2018
Richard J. Bressler

/s/ Raul E. Cesan	Director	February 22, 2018
Raul E. Cesan

/s/ Karen E. Dykstra	Director	February 22, 2018
Karen E. Dykstra

/s/ Anne Sutherland Fuchs	Director	February 22, 2018
Anne Sutherland Fuchs

/s/ William O. Grabe	Director	February 22, 2018
William O. Grabe

/s/ Stephen G. Pagliuca	Director	February 22, 2018
Stephen G. Pagliuca

/s/ Eileen Serra	Director	February 22, 2018
Eileen Serra

/s/ James C. Smith	Director	February 22, 2018
James C. Smith