Form 10-Q
period 2018-03-31
GARTNER INC
filed 2018-05-08
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, 91,240,213 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except share data)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$189,979	$538,908
Fees receivable, net of allowances of $7,100 and $12,700 respectively	1,134,964	1,176,843
Deferred commissions	207,161	205,260
Prepaid expenses and other current assets	175,204	124,632
Assets held-for-sale	603,354	542,965
Total current assets	2,310,662	2,588,608
Property, equipment and leasehold improvements, net	223,086	221,507
Goodwill	2,956,642	2,987,294
Intangible assets, net	1,247,771	1,292,022
Other assets	176,867	193,742
Total Assets	$6,915,028	$7,283,173
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$532,538	$666,821
Deferred revenues	1,719,637	1,630,198
Current portion of long-term debt	789,724	379,721
Liabilities held-for-sale	143,957	145,845
Total current liabilities	3,185,856	2,822,585
Long-term debt, net of deferred financing fees	2,186,061	2,899,124
Other liabilities	555,540	577,999
Total Liabilities	5,927,457	6,299,708
Stockholders’ Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	1,788,045	1,761,383
Accumulated other comprehensive income, net	32,225	1,508
Accumulated earnings	1,613,980	1,647,284
Treasury stock, at cost, 72,391,175 and 72,779,205 common shares, respectively	(2,446,761)	(2,426,792)
Total Stockholders’ Equity	987,571	983,465
Total Liabilities and Stockholders’ Equity	$6,915,028	$7,283,173

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Research	$763,924	$511,306
Events	46,087	35,269
Consulting	82,896	78,594
Talent Assessment & Other	70,658	—
Total revenues	963,565	625,169
Costs and expenses:
Cost of services and product development	357,209	237,609
Selling, general and administrative	487,745	304,244
Depreciation	16,410	10,240
Amortization of intangibles	51,646	6,290
Acquisition and integration charges	59,266	13,272
Total costs and expenses	972,276	571,655
Operating (loss) income	(8,711)	53,514
Interest expense, net	(35,059)	(5,906)
Other income, net	899	889
(Loss) income before income taxes	(42,871)	48,497
(Benefit) provision for income taxes	(23,284)	12,064
Net (loss) income	$(19,587)	$36,433

Net (loss) income per share:
Basic	$(0.22)	$0.44
Diluted	$(0.22)	$0.43
Weighted average shares outstanding:
Basic	91,005	82,835
Diluted	91,005	84,095

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2018	2017
Net (loss) income	$(19,587)	$36,433
Other comprehensive income, net of tax:
Foreign currency translation adjustments	20,547	4,371
Interest rate swaps – net change in deferred gain or loss	10,114	(2,568)
Pension plans – net change in deferred actuarial loss	56	48
Other comprehensive income, net of tax	30,717	1,851
Comprehensive income	$11,130	$38,284

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2018	2017
Operating activities:
Net (loss) income	$(19,587)	$36,433
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	68,056	16,530
Stock-based compensation expense	30,958	22,576
Deferred taxes	(39,175)	(11,998)
Amortization and write-off of deferred financing fees	1,868	468
Changes in assets and liabilities, net of acquisitions:
Fees receivable, net	56,771	(57,919)
Deferred commissions	(512)	3,002
Prepaid expenses and other current assets	(53,851)	(5,315)
Other assets	14,421	(16,730)
Deferred revenues	76,854	92,373
Accounts payable, accrued, and other liabilities	(133,079)	(109,025)
Cash provided by (used in) operating activities	2,724	(29,605)
Investing activities:
Additions to property, equipment and leasehold improvements	(17,679)	(10,700)
Acquisitions - cash paid (net of cash acquired)	—	(111,165)
Other	1,000	—
Cash used in investing activities	(16,679)	(121,865)
Financing activities:
Proceeds from employee stock purchase plan	4,124	3,022
Proceeds from borrowings	—	955,000
Payments for deferred financing fees	—	(18,773)
Payments on borrowings	(304,813)	—
Purchases of treasury stock	(28,394)	(21,978)
Cash (used in) provided by financing activities	(329,083)	917,271
Net (decrease) increase in cash and cash equivalents and restricted cash	(343,038)	765,801
Effects of exchange rates on cash and cash equivalents and restricted cash	3,610	6,007
Cash and cash equivalents and restricted cash, beginning of period	567,058	499,354
Cash and cash equivalents and restricted cash, end of period	$227,630	$1,271,162

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Business and Basis of Presentation

Business. Gartner, Inc. (NYSE: IT) is the world’s leading research and advisory company and a member of the S&P 500. We equip business leaders with indispensable insights, advice and tools to achieve their mission-critical priorities and build the successful organizations of tomorrow. We believe that we have an unmatched combination of expert-led, practitioner-sourced and data-driven research that steers clients toward the right decisions on the issues that matter most. We're trusted as an objective resource and critical partner by more than 15,000 organizations in more than 100 countries - across all major functions, in every industry and enterprise size. To learn more about how we help decision makers fuel the future of business, visit gartner.com.

Gartner delivers its principal products and services globally through four business segments: Research, Events, Consulting and Talent Assessment & Other. Our revenues by business segment are discussed below under the heading "Revenue Recognition." When used in these notes, the terms “Gartner,” “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

Basis of presentation. The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 270 for interim financial information and with the applicable instructions of the U.S. Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X on Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its Annual Report on Form 10-K for the year ended December 31, 2017. The fiscal year of Gartner is the twelve-month period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three months ended March 31, 2018 may not be indicative of the results of operations for the remainder of 2018 or beyond.

Principles of consolidation. The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of estimates. The preparation of the accompanying interim condensed consolidated financial statements requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of fees receivable, goodwill, intangible assets, and other long-lived assets, as well as tax accruals and other liabilities. In addition, estimates are used in revenue recognition, income tax expense or benefit, performance-based compensation charges, depreciation and amortization. Management believes its use of estimates in these interim condensed consolidated financial statements to be reasonable.

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

Adoption of new accounting standards. The Company adopted the accounting standards described below during the three months ended March 31, 2018:

Stock Compensation Award Modifications — On January 1, 2018, the Company adopted ASU No. 2017-09, "Compensation—Stock Compensation - Scope of Modification Accounting" ("ASU No. 2017-09"). ASU No. 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The adoption of ASU No. 2017-09 had no impact on the Company's consolidated financial statements.

Retirement Benefits Cost Presentation — On January 1, 2018, the Company adopted ASU No. 2017-07, "Compensation—Retirement Benefits" ("ASU No. 2017-07"). ASU No. 2017-07 improves the reporting of net benefit cost in the financial statements, and provides additional guidance on the presentation of net benefit cost in the income statement and clarifies the components eligible for capitalization. The adoption of ASU No. 2017-07 had an immaterial impact on the classification of benefit expense on the Company's Condensed Consolidated Statements of Operations.

Partial Sales of Non-financial Assets — On January 1, 2018, the Company adopted ASU No. 2017-05, "Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-financial Assets" ("ASU No. 2017-05"). ASU No. 2017-05 clarifies the scope of the FASB’s recently established guidance on non-financial asset de-recognition as well as the accounting for partial sales of non-financial assets. It conforms the de-recognition guidance on non-financial assets with the model for revenue transactions. The adoption of ASU No. 2017-05 had no impact on the Company's consolidated financial statements.

Definition of a Business — On January 1, 2018, the Company adopted ASU No. 2017-01, "Clarifying the Definition of a Business" ("ASU No. 2017-01"). ASU No. 2017-01 changes the U.S. GAAP definition of a business. Such change can impact the accounting for asset purchases, acquisitions, goodwill impairment and other assessments. The adoption of ASU No. 2017-01 had no impact on the Company's consolidated financial statements.

Presentation of Restricted Cash — On January 1, 2018, the Company adopted ASU No. 2016-18, "Restricted Cash" ("ASU No. 2016-18"). ASU No. 2016-18 requires that amounts generally described as restricted cash and restricted cash equivalents be presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on an entity's statement of cash flows. ASU No. 2016-18 must be applied using a retrospective transition method to each comparative period presented in an entity's financial statements.

As a result of the adoption of ASU No. 2016-18, the Company's restricted cash balances are now included in the beginning-of-period and end-of-period total amounts presented on the accompanying Condensed Consolidated Statements of Cash Flows. When compared to the Company's previously issued statement of cash flows for the three months ended March 31, 2017, the adoption of ASU No. 2016-18 resulted in: (i) a reduction of $18.2 million in cash used in investing activities; (ii) an increase of $43.3 million in the end-of-period total cash amount; and (iii) an increase of $25.1 million in the beginning-of-period total cash amount. Below is a table reconciling the beginning-of-period and end-of-period total cash amounts included in the Condensed Consolidated Balance Sheets to the amounts presented in the Condensed Consolidated Cash Flow Statements (in thousands).

	March 31,		December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$189,979	$1,227,891	$538,908	$474,233
Restricted cash classified in (1), (2):
Prepaid expenses and other current assets	18,143	25,121	15,148	25,121
Other assets	—	18,150	3,002	—
Cash classified as held-for-sale (3)	19,508	—	10,000	—
Cash and cash equivalents and restricted cash per the Condensed Consolidated Statements of Cash Flows	$227,630	$1,271,162	$567,058	$499,354

(1)
Restricted cash pertains to escrow accounts established in connection with certain of the Company's business acquisitions. Generally, such cash is restricted to use due to provisions contained in the underlying asset purchase agreement. The Company will disburse the restricted cash to the sellers of the businesses upon satisfaction of any contingencies described in such agreements (e.g., potential indemnification claims, etc.).

(2)
Restricted cash is recorded in Prepaid expenses and other current assets and Other assets in the Company's consolidated balance sheets with the short-term or long-term classification dependent on the projected timing of disbursements to the sellers.

(3)	Represents cash classified as a held-for-sale asset for certain businesses that were acquired as part of the CEB acquisition. See Note 2 — Acquisitions and Divestitures for additional information.

Income Taxes — On January 1, 2018, the Company adopted ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory" ("ASU No. 2016-16"). ASU No. 2016-16 accelerates the recognition of taxes on certain intra-entity transactions. U.S. GAAP previously required deferral of the income tax implications of an intercompany sale of assets until the assets were sold to a third party or recovered through use. Under ASU No. 2016-16, the seller’s tax effects and the buyer’s deferred taxes on asset transfers are immediately recognized upon the sale.

Pursuant to the transition rules in ASU No. 2016-16, any taxes attributable to pre-2018 intra-entity transfers that were previously deferred should be accelerated and recorded to accumulated earnings on the date of adoption. As a result of this transition rule, certain of the Company's balance sheet income tax accounts pertaining to pre-2018 intra-entity transfers, which aggregated $13.7 million, were reversed against accumulated earnings on January 1, 2018. ASU No. 2016-16 could have a material post-adoption impact on the Company's consolidated financial statements, depending on the nature, size and tax consequences of future intra-entity transfers, if any. However, ASU 2016-16 had no impact on the Company's operating results during the three months ended March 31, 2018.

Statement of Cash Flows — On January 1, 2018, the Company adopted ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU No. 2016-15"). ASU No. 2016-15 sets forth classification requirements for certain cash flow transactions. The adoption of ASU No. 2016-15 had no impact on the Company's consolidated financial statements.

Financial Instruments Recognition and Measurement — On January 1, 2018, the Company adopted ASU No. 2016-01, "Financial Instruments Overall - Recognition and Measurement of Financial Assets and Liabilities" ("ASU No. 2016-01") to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Among the significant changes required by ASU No. 2016-01 is that equity investments are to be measured at fair value with changes in fair value recognized in net income. The adoption of ASU No. 2016-01 had no impact on the Company's consolidated financial statements.

Revenue Recognition — On January 1, 2018, the Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU No. 2014-09"). The adoption of the standard did not have a material impact on the Company's accounting policies or consolidated financial statements. However, as required by ASU No. 2014-09, the Company's disclosures around revenue recognition have been significantly expanded.

The following sections provide an overview of the Company's revenues by segment along with the required disclosures under the new standard:

Our business and our revenues

Gartner delivers its principal products and services globally through four business segments: Research, Events, Consulting and Talent Assessment & Other. Our revenues by business segment are discussed below:

Research

Research provides trusted, objective insights and advice on the mission-critical priorities of leaders across all functional areas of an enterprise through research and other reports, briefings, proprietary tools, access to our analysts, peer networking services and membership programs that enable our clients to make better decisions. Gartner's traditional strengths in information technology (“IT”), marketing and supply chain research were enhanced in 2017 with Gartner's acquisition of CEB Inc. ("CEB"), which added CEB's best practice and talent management research insights across a range of business functions, to include human resources, finance, sales and legal.

Research revenues are mainly derived from subscription contracts for research products, representing approximately 90% of the segment’s revenue. The related revenues are deferred and recognized ratably over the applicable contract term (i.e., as we provide the service over the contract period). Fees derived from assisting organizations in selecting the right business software for their needs are recognized at a point in time (i.e., when the lead is provided to the vendor).

The Company enters into subscription contracts for research products that generally are for twelve-month periods or longer. Approximately 65% of our annual and multi-year Research subscription contracts provide for billing of the first annual period upon signing. In subsequent years, multi-year subscription contracts are normally billed prior to the contract’s anniversary date. Our other Research subscription contracts are usually invoiced in advance, commencing with the contract signing, on (i) a quarterly, monthly or other recurring basis or (ii) in accordance with a customized invoicing schedule. Research contracts are generally non-cancelable and non-refundable, except for government contracts that may have cancellation or fiscal funding clauses, which historically have not produced material cancellations. It is our policy to record the amount of a subscription contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue because the contract represents a legally enforceable claim.

Events

Events provides business professionals across an organization with the opportunity to learn, share and network. From our flagship Chief Information Officer event, Gartner Symposium/ITxpo, to industry-leading conferences focused on specific business roles and topics, to member-driven sessions, our events enable attendees to experience the best of Gartner insight and advice live.

We earn revenues from both the attendees and exhibitors at our events. Attendees are generally invoiced for the full attendance fee upon their completion of an online registration form or their signing of a contract, while exhibitors typically make several individual payments commencing with the signing of a contract. We collect almost all of the invoiced amounts in advance of the related event, resulting in the recording of deferred revenue. We recognize both the attendee and exhibitor revenue as we satisfy our related performance obligations (i.e., when the related symposium, conference, summit or exhibition is held).

The Company defers certain costs directly related to its events and expenses those costs in the period during which the related symposium, conference or exhibition occurs. The Company's policy is to defer only those costs, primarily prepaid site and production services costs, which are incremental and are directly attributable to a specific event. Other costs of organizing and producing our events, primarily Company personnel and non-event specific expenses, are expensed in the period incurred. At the end of each fiscal quarter, the Company assesses, on an event-by-event basis, whether the expected direct costs of producing a scheduled event will exceed the expected revenues. If such costs are expected to exceed revenues, the Company records the expected loss in the period determined.

Consulting

Consulting provides customized solutions to unique client needs through on-site, day-to-day support, as well as proprietary tools for measuring and improving IT performance with a focus on cost, performance, efficiency and quality, and contract optimization services.

Consulting revenues, primarily derived from custom consulting and measurement services, are principally generated from fixed fee or time and materials engagements. Revenues from fixed fee engagements are recognized on a proportional performance basis, while revenues from time and material engagements are recognized as work is delivered and/or services are provided. In both of these circumstances, we satisfy our performance obligations and control of the services are passed to our customers over time (i.e., during the duration of the contract or consulting engagement). On a contract-by-contract basis, we typically use actual labor hours incurred compared to total expected labor hours to measure the Company’s proportional performance in respect of our fixed fee engagements. If our labor and other costs on an individual contract are expected to exceed the total contract value or the contract’s funded ceiling amount, the Company reflects an adjustment to the contract’s overall profitability in the period determined. Revenues related to contract optimization engagements are contingent in nature and are only recognized at a point in time when all of the conditions related to their payment have been satisfied.

Consulting customers are invoiced based on the specific terms and conditions in their underlying contracts. We typically invoice our Consulting customers after we have satisfied some or all of the related performance obligation and the related revenue has been recognized. We record fees receivable for amounts that are billed or billable. We also record contract assets, which represent amounts for which we have recognized revenue but lack the unconditional right to payment as of the balance sheet date due to our required continued performance under the relevant contract, progress billing milestones, or other billing-related restrictions. The Company’s contract assets are discussed below.

Talent Assessment & Other

The Talent Assessment & Other segment helps organizations assess, engage, manage and improve talent. These services are provided through knowledge and skills assessments, training programs, workshops, and survey and questionnaire services.

Talent Assessment & Other segment revenues arising from knowledge and skills assessment services are recognized based on the nature of the underlying contract: (i) ratably over the term of the service period; (ii) upon delivery; or (iii) on a proportional performance basis. Revenues from training programs, workshops, and survey and questionnaire products are primarily recognized upon delivery of the service.

In April 2018, the Company sold its CEB Talent Assessment and CEB Workforce Survey and Analytics businesses, which were reported in the Talent Assessment & Other segment. Note 2 - Acquisitions and Divestitures provides additional information regarding these divestitures.

Overview of ASU No. 2014-09

ASU No. 2014-09 requires a five-step evaluative process that consists of:

(1)	Identifying the contract with the customer;

(2)	Identifying the performance obligations in the contract;

(3)	Determining the transaction price for the contract;

(4)	Allocating the transaction price to the performance obligations in the contract; and

(5)	Recognizing revenue when (or as) performance obligations are satisfied.

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

The Company adopted ASU No. 2014-09 using the modified retrospective method of adoption. Under this method of adoption, the cumulative effect of applying the new standard is recorded at the date of initial application, with no restatement of the comparative prior periods presented. The adoption of ASU No. 2014-09 did not result in a cumulative effect adjustment to the Company's Accumulated earnings in its consolidated financial statements. However, the adoption of the new standard required reclassifications of certain amounts presented in the Company’s consolidated balance sheet. As of January 1, 2018, these items were (i) the reclassification of certain fees receivable that met the definition of a contract asset, aggregating $26.7 million, from Fees receivable, net to Prepaid expenses and other current assets; and (ii) the reclassification of a refund liability, aggregating $6.2 million, from the allowance for fees receivable to Accounts payable and accrued liabilities.

Related to our adoption of ASU No. 2014-09, we elected to (i) apply the provisions of this new accounting guidance only to contracts that were not completed at the date of initial application and (ii) utilize a practical expedient whereby we reflected the aggregate effect of all contract modifications that occurred prior to January 1, 2018 (rather than retrospectively restating the affected contracts) when identifying our satisfied and unsatisfied performance obligations, determining the transaction prices with our customers, and allocating such transaction prices to our satisfied and unsatisfied performance obligations. These two elections had no financial impact.

Prior to January 1, 2018, the Company recognized revenue in accordance with then-existing U.S. GAAP and SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" (“prior GAAP”). Under both ASU No. 2014-09 and prior GAAP, revenue can only be recognized when all of the required criteria are met. Although there were some minor changes to the Company’s revenue recognition policies and procedures effective January 1, 2018 with the adoption of ASU No. 2014-09, there were no material differences between the timing and amount of revenues recognized under ASU No. 2014-09 and prior GAAP. The accompanying Condensed Consolidated Statements of Operations present revenues net of any sales or value-added taxes that we collect from customers and remit to government authorities.

ASU No. 2014-09 requires that we assess at inception all of the promises in a customer contract to determine if a promise is a separate performance obligation. To identify our performance obligations, we consider all of the services promised in a customer contract, regardless of whether they are explicitly stated or are implied by customary business practices. If we conclude that a service is separately identifiable and distinct from the other offerings in a contract, we account for such a promise as a separate performance obligation.

If a customer contract has more than one performance obligation, then the total contract consideration is allocated among the separate deliverables based on their stand-alone selling prices, which are determined based on the prices at which the Company discretely sells the stand-alone services. If a contract includes a discount or other pricing concession, the transaction price is allocated among the performance obligations on a proportionate basis using the relative stand-alone selling prices of the individual deliverables being transferred to the customer, unless the discount or other pricing concession can be ascribed to specifically identifiable performance obligations.

The contracts with our customers delineate the final terms and conditions of the underlying arrangement, including product descriptions, subscription periods, deliverables, quantity and price of each service purchased. Since the transaction price of almost all of our customer contracts is typically agreed upon upfront and generally does not fluctuate during the duration of the contract, variable consideration is insignificant. The Company may engage in certain financing transactions with customers but these arrangements have been limited in number and not material.

Required Disclosures under ASU No. 2014-09

ASU No. 2014-09 requires significantly expanded disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. These additional disclosures are provided below:

Disaggregated Revenues

We believe that disaggregating the Company’s revenues by primary geographic location and the timing of when revenue is recognized achieves the disclosure objectives in ASU No. 2014-09. Our disaggregated revenue information by reportable segment is presented for the periods indicated in the tables below (in thousands).

Three Months Ended March 31, 2018

	Research	Events	Consulting	Talent Assessment & Other	Total
Primary Geographic Markets: (1)
United States and Canada	$489,713	$24,069	$45,129	$34,594	$593,505
Europe, Middle East and Africa	184,547	16,891	29,938	28,290	259,666
Other International	89,664	5,127	7,829	7,774	110,394
Total revenues	$763,924	$46,087	$82,896	$70,658	$963,565

Three Months Ended March 31, 2017

	Research	Events	Consulting	Talent Assessment & Other	Total
Primary Geographic Markets: (1)
United States and Canada	$327,492	$17,663	$47,832	$—	$392,987
Europe, Middle East and Africa	115,802	14,095	23,823	—	153,720
Other International	68,012	3,511	6,939	—	78,462
Total revenues	$511,306	$35,269	$78,594	$—	$625,169

(1)	Revenues are reported based on where the sale is fulfilled.

Three Months Ended March 31, 2018

	Research	Events	Consulting	Talent Assessment & Other	Total
Timing of Revenue Recognition:
Transferred over time (1)	$701,096	$—	$74,010	$58,946	$834,052
Transferred at a point in time (2)	62,828	46,087	8,886	11,712	129,513
Total revenues	$763,924	$46,087	$82,896	$70,658	$963,565

Three Months Ended March 31, 2017

	Research	Events	Consulting	Talent Assessment & Other	Total
Timing of Revenue Recognition:
Transferred over time (1)	$466,706	$—	$64,994	$—	$531,700
Transferred at a point in time (2)	44,600	35,269	13,600	—	93,469
Total revenues	$511,306	$35,269	$78,594	$—	$625,169

(1)
These Research revenues were recognized in connection with performance obligations that were satisfied over time using a time-elapsed output method to measure progress. The corresponding Consulting revenues were recognized over time using labor hours as an input measurement basis. Talent Assessment & Other revenues in this category were recognized using either a time-elapsed output method, performance-based milestone approach or labor hours, depending on the nature of the underlying customer contract.

(2)	The revenues in this category were recognized in connection with performance obligations that were satisfied at the point in time the contractual deliverables were provided to the customer.

Determining a measure of progress for performance obligations that are satisfied over time and when control transfers for performance obligations that are satisfied at a point in time requires us to make judgments that affect the timing of when revenue is recognized. A key factor in this determination is when the customer is able to direct the use of, and can obtain substantially all of the benefits from, the deliverable.

For performance obligations recognized in accordance with a time-elapsed output method, the Company’s efforts are expended consistently throughout the contractual period and the Company transfers control evenly by providing stand-ready services. For performance obligations satisfied under our Consulting fixed fee and time and materials engagements, we believe that labor hours are the best measure of depicting the Company’s progress because labor output corresponds directly to the value of the Company’s performance to date as control is transferred. In our Talent Assessment & Other segment, we select a method to assess the completion of our performance obligations that best aligns with the specific characteristics of the individual customer contract. We believe that these methods to measure progress provide a reasonable and supportable determination as to when we transfer control over these services to our customers.

For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2018 was approximately $2.1 billion. The Company expects to recognize $1,060.6 million, $856.7 million and $209.8 million of this revenue (most of which pertains to Research) during the remainder of 2018, the year ending December 31, 2019 and thereafter, respectively. The Company applies the practical expedient allowed in ASU No. 2014-09 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less.

Customer Contract Assets and Liabilities

The timing of the recognition of revenues, the amount and timing of our billings and cash collections, as well as upfront customer payments, result in the recording of both assets and liabilities on our Condensed Consolidated Balance Sheets.

The payment terms and conditions in our customer contracts vary. In some cases, customers prepay and, in other cases, after we conduct a credit evaluation, payment may be due in arrears. Because the timing of the delivery of our services typically differs from the timing of customer payments, the Company recognizes either a contract asset (we perform either fully or partially under the contract but a contingency remains) or a contract liability (upfront customer payments precede our performance, resulting in deferred revenue). Amounts recorded as contract assets are reclassified to fees receivable when all of the outstanding conditions have been resolved and our right to payment becomes unconditional. Contracts with payments due in arrears are also recognized as fees receivable. As our contractual performance obligations are satisfied over time or at a point in time, the Company correspondingly relieves its contract liabilities and records the associated revenue.

The table below provides information regarding certain of the Company’s balance sheet accounts that pertain to its contracts with customers, to exclude our held-for-sale businesses (in thousands):

	March 31,	December 31,
	2018	2017
Assets:
Fees receivable, gross (1)	$1,142,064	$1,162,871

Contract assets (2)	$27,593	$26,672

Contract liabilities:
Deferred revenues (current liability) (3)	$1,719,637	$1,630,198
Non-current deferred revenues (3)	16,139	16,205
Total contract liabilities	$1,735,776	$1,646,403

(1)	Fees receivable represent the unconditional right of payment from our customers and includes both billed and unbilled amounts.

(2)
Contract assets represent recognized revenue for which we do not have an unconditional right to payment as of the balance sheet date because the project may be subject to a progress milestone or some other billing restriction. In the accompanying Condensed Consolidated Balance Sheets, contract assets are recorded in Prepaid expenses and other current assets as of March 31, 2018 and Fees receivable, net as of December 31, 2017.

(3)
Deferred revenues represent amounts (i) for which the Company has received an upfront customer payment or (ii) that pertain to recognized fees receivable. Both situations occur before the completion of our performance obligation(s).

During the three months ended March 31, 2018, the Company recognized $605.5 million of revenue that was attributable to deferred revenues that were recorded at December 31, 2017. Such amount primarily consisted of (i) Research and Talent Assessment & Other revenue that was recognized ratably as control of the goods or services passed to the customer and (ii) Events revenue pertaining to symposia, conferences, summits or exhibitions that occurred during the calendar quarter. During the three months ended March 31, 2018, the Company recorded no material impairments related to its contract assets. The Company does not in the normal course of business recognize revenues from performance obligations satisfied in prior periods.

Allowance for Losses and Revenue Reserves

As of December 31, 2017, the Company maintained an allowance for losses that included a bad debt allowance and a revenue reserve. Provisions to the Company’s allowance for losses were charged against earnings as either a reduction in revenues or an increase in expense.

Effective with the adoption of ASU No. 2014-09 on January 1, 2018, the allowance for losses, which is classified as an offset to the gross amount of fees receivable, and the related charge against earnings (i.e., bad debt expense) is now comprised solely of estimated uncollectible fees receivable due to credit and other associated risks. The revenue reserve previously reported as part of the allowance for losses has been reclassified and is now reported as a liability in accordance with ASU No. 2014-09. The revenue reserve is maintained for amounts deemed to be uncollectible for reasons other than bad debt. The amount of the revenue reserve is based on past experience and current estimates. As of March 31, 2018, the revenue reserve balance was $6.9 million and adjustments to the account during the three months ended March 31, 2018 were not significant.

The determination of the allowance for losses is based on historical loss experience, an assessment of current economic conditions, the aging of outstanding receivables, the financial health of specific clients and probable losses. This evaluation is inherently judgmental and requires the use of estimates. The allowance for losses is periodically re-evaluated and adjusted as more information about the ultimate collectability of fees receivable becomes available. Circumstances that could cause the allowance for losses to increase include changes in our clients’ liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due, and the effectiveness of our collection efforts.

Costs of obtaining and fulfilling a customer contract

Upon the signing of a customer contract, the Company capitalizes the related commission as a recoverable direct incremental cost of obtaining the underlying contract and records a corresponding commission payable. No other amounts are capitalized as a cost of obtaining or fulfilling a customer contract because no expenditures have been identified that meet the requisite capitalization criteria. For Research, Consulting and Talent Assessment & Other, we generally use the straight-line method of amortization for deferred commissions over a period that is based on the projected recoverability for such costs, using factors such as the underlying contract period, the timing of when the corresponding revenues will be earned, and the anticipated term of the engagement. For Events, deferred commissions are expensed during the period when the related event occurs.

Under all circumstances, deferred commissions are amortized over a period that does not exceed one year. During the three months ended March 31, 2018 and 2017, such amortization expense was $75.9 million and $50.2 million, respectively, and was included in Selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The Company recorded no material impairments of its deferred commissions during either the three months ended March 31, 2018 or 2017.

Accounting standards issued but not yet adopted. The FASB has issued accounting standards that have not yet become effective and may impact the Company’s consolidated financial statements or related disclosures in future periods. These standards and their potential impact are discussed below:

Accounting standards effective in 2019

Certain Tax Effects Stranded In Accumulated Other Comprehensive Income — In February 2018, the FASB issued ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU No. 2018-02"). ASU No. 2018-02 provides an entity with the option to reclassify to retained earnings the tax effects from items that have been stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act of 2017 (the “Act”). Upon adoption, ASU No. 2018-02 requires an entity to make new disclosures, including whether or not the entity elected to reclassify the tax effects related to the Act and the entity’s accounting policy for releasing the income tax effects from accumulated other comprehensive income for all other items (i.e., those not pertaining to the Act). Entities may adopt ASU No. 2018-02 using one of two transition methods: (i) retrospective to each period wherein the income tax effects of the Act related to items remaining in accumulated other comprehensive income are recognized or (ii) at the beginning of the period of adoption. ASU No. 2018-02 is effective for Gartner on January 1, 2019; however, early adoption is permitted. We are currently evaluating the potential impact of ASU No. 2018-02 on the Company's consolidated financial statements but no material impact is expected at adoption.

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

Leases — In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02"), which will require significant changes in the accounting and disclosure for lease arrangements. Under current U.S. GAAP, lease arrangements that meet certain criteria are considered operating leases and are not recorded on an entity's balance sheet. Because all of our existing lease arrangements are accounted for as operating leases, they are not recorded on the Company's balance sheet. ASU No. 2016-02 will significantly change the accounting for leases because a right-of-use ("ROU") model will be used wherein a lessee must record an ROU asset and a lease liability on its balance sheet for leases with initial terms longer than 12 months. Under ASU No. 2016-02, leases will be classified as either finance or operating arrangements, with such classification affecting the pattern of expense recognition in an entity's income statement. ASU No. 2016-02 also requires expanded disclosures about leasing arrangements. ASU No. 2016-02 will be effective for Gartner on January 1, 2019. We are currently evaluating the potential impact of ASU No. 2016-02 on our consolidated financial statements.

Accounting standards effective in 2020

Goodwill Impairment — In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other - Simplifying the Test for Goodwill Impairment" ("ASU No. 2017-04"). ASU No. 2017-04 simplifies the determination of the amount of goodwill to be potentially charged off by eliminating Step 2 of the goodwill impairment test under current U.S. GAAP. ASU No. 2017-04 is effective for Gartner on January 1, 2020. The adoption of ASU No. 2017-04 is currently not expected to have a material impact on the Company's consolidated financial statements.

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

The FASB continues to work on a number of other significant accounting standards which, if issued, could materially impact the Company's accounting policies and disclosures in future periods. As these standards have not yet been issued, the effective dates and potential impact are unknown.

Note 2 — Acquisitions and Divestitures

Acquisitions

The Company accounts for business acquisitions in accordance with the acquisition method of accounting as prescribed by FASB ASC Topic 805, Business Combinations. The acquisition method of accounting requires the Company to record the net assets and liabilities acquired based on their estimated fair values as of the acquisition date, with any excess of the consideration transferred over the estimated fair value of the net assets acquired, including identifiable intangible assets, to be recorded to goodwill. Under the acquisition method, the operating results of acquired companies are included in the Company's consolidated financial statements beginning on the date of acquisition. The Company did not have any business acquisitions in the first quarter of 2018. In the first quarter of 2017, the Company acquired L2, Inc. ("L2"), a subscription-based research business that benchmarks the digital performance of brands. During the three months ended March 31, 2018, the Company finalized its acquisition accounting for L2 and CEB Inc. ("CEB"), which was acquired on April 5, 2017. There were no material measurement period adjustments recorded during the 2018 quarterly period.

The Company recognized $59.3 million of acquisition and integration charges in 2018 compared to $13.3 million in 2017. The additional charges during 2018 consisted of higher professional fees, severance, stock-based compensation charges, and accruals for exit costs for certain office space that the Company does not intend to occupy in Arlington, Virginia that were related to our acquisition of CEB. The following table presents a summary of the activity related to our accrual for exit costs at all of our facilities for the quarter ended March 31, 2018 (in thousands):

Liability balance at December 31, 2017	$12,961
Charges and adjustments, net	44,230
Payments	(4,734)
Liability balance at March 31, 2018 (1)	$52,457

(1)
In total, we estimate that we will make net cash payments of approximately $61.2 million for exit costs in connection with the activities described herein. Through March 31, 2018, in the aggregate, we have expensed $57.3 million and paid $4.9 million related to such activities.

Divestitures

CEB Talent Assessment business

On April 3, 2018, the Company sold its CEB Talent Assessment business in all cash transaction for a purchase price of $400.0 million. The purchase price is subject to customary adjustments and other deal-related expenses. The CEB Talent Assessment business was acquired by Gartner as part of the CEB acquisition in April 2017 and was a significant portion of the Company's Talent Assessment & Other segment. During the first quarter of 2018, the CEB Talent Assessment business contributed approximately $47.0 million of revenue and recognized pre-tax income of approximately $2.1 million.

CEB Workforce Survey & Analytics business

On April 30, 2018, the Company sold its CEB Workforce Survey and Analytics ("WS&A") business in an all cash transaction for a purchase price of $29.0 million. The purchase price is subject to customary adjustments and other deal-related expenses. The WS&A business was also acquired by Gartner as part of the CEB acquisition in April 2017 and was reported with the Talent Assessment & Other segment.

The Company has classified the related assets and liabilities of these businesses as held-for-sale in its Consolidated Balance Sheets.
The principal components of the held-for-sale assets and liabilities for these businesses are summarized in the table below (in thousands):

	March 31, 2018 (1)	December 31, 2017 (1)
Cash and cash equivalents	$19,508	$10,000
Fees receivable, net	49,191	50,928
Goodwill	246,661	212,994
Intangible assets, net	264,145	250,472
Other assets (2)	23,849	18,571
Total assets held-for-sale	$603,354	$542,965

Accounts payable and accrued liabilities	$26,467	$32,388
Deferred revenues	65,846	61,450
Other liabilities	51,644	52,007
Total liabilities held-for-sale	$143,957	$145,845

(1) March 31, 2018 includes both the CEB Talent Assessment business and the WS&A business. December 31, 2017 includes the CEB Talent Assessment business only.
(2) Other assets includes property, equipment and leasehold improvements, net.

Note 3 — Computation of Net (Loss) Income per Share

Basic earnings per share (“EPS”) is computed by dividing net (loss) income by the weighted average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. When the impact of common share equivalents is anti-dilutive, they are excluded from the calculation.

The following table sets forth the calculation of basic and diluted (loss) income per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net (loss) income used for calculating basic and diluted (loss) income per common share	$(19,587)	$36,433

Denominator:
Weighted average common shares used in the calculation of basic (loss) income per share	91,005	82,835
Common stock equivalents associated with stock-based compensation plans (1), (2)	—	1,260
Shares used in the calculation of diluted (loss) income per share	91,005	84,095

Basic (loss) income per share	$(0.22)	$0.44
Diluted (loss) income per share	$(0.22)	$0.43

(1)
For the three months ended March 31, 2017, certain common stock equivalents were not included in the computation of diluted income per share because the effect would have been anti-dilutive. These common share equivalents totaled less than 0.4 million for the 2017 period presented.

(2)	For the three months ended March 31, 2018, approximately 1.3 million common stock equivalents were completely excluded from the calculation of diluted (loss) per share because they were anti-dilutive.

Note 4 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of March 31, 2018, the Company had 4.9 million shares of its common stock, par value $.0005 per share, (the “Common Stock”) available for stock-based compensation awards under its 2014 Long-Term Incentive Plan.

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

Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards requires the use of certain subjective assumptions, including the expected life of a stock-based compensation award and Common Stock price volatility. In addition, determining the appropriate periodic stock-based compensation expense requires management to estimate the likelihood of the achievement of certain performance targets. The assumptions used in calculating the fair values of stock-based compensation awards and the related periodic expense represent management’s best estimates, which involve inherent uncertainties and the application of judgment. As a result, if circumstances change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, then the amount of expense may need to be adjusted and future stock-based compensation expense could be materially different from what has been recorded in the current period.

Stock-Based Compensation Expense

The Company recognized the following stock-based compensation expense by award type and expense category line item during the periods indicated (in millions):

	Three Months Ended
	March 31,
Award type	2018	2017
Stock appreciation rights	$3.5	$2.8
Restricted stock units	27.2	19.6
Common stock equivalents	0.2	0.2
Total (1)	$30.9	$22.6

	Three Months Ended
	March 31,
Expense category line item	2018	2017
Cost of services and product development	$11.4	$9.3
Selling, general and administrative	18.2	13.3
Acquisition and integration charges (2)	1.3	—
Total (1)	$30.9	$22.6

(1) Includes charges of $17.8 million and $14.5 million during the three months ended March 31, 2018 and 2017, respectively, for awards to retirement-eligible employees. Those awards vest on an accelerated basis.
(2) These charges are primarily the result of the acceleration of the vesting of certain restricted stock units related to the CEB acquisition.

As of March 31, 2018, the Company had $125.8 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted average service period of approximately 2.9 years.

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

The following table summarizes changes in SARs outstanding during the three months ended March 31, 2018:

	Stock Appreciation Rights ("SARs") (in millions)	Per Share Weighted Average Exercise Price	Per Share Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2017	1.2	$76.73	$17.35	4.28
Granted	0.3	114.26	25.63	6.86
Outstanding at March 31, 2018 (1) (2)	1.5	85.06	19.15	4.70
Vested and exercisable at March 31, 2018 (2)	0.8	$70.96	$16.39	3.56

(1) As of March 31, 2018, 0.7 million of the total SARs outstanding were unvested. The Company expects that substantially all of those unvested awards will vest in future periods.
(2) As of March 31, 2018, the total SARs outstanding had an intrinsic value of $47.6 million. On such date, SARs vested and exercisable had an intrinsic value of $35.1 million.

The fair value of a SARs award is determined on the date of grant using the Black-Scholes-Merton valuation model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2018	2017
Expected dividend yield (1)	—%	—%
Expected stock price volatility (2)	21%	22%
Risk-free interest rate (3)	2.5%	1.8%
Expected life in years (4)	4.5	4.5

(1)	The expected dividend yield assumption was based on both the Company's historical and anticipated dividend payouts. Historically, the Company has not paid cash dividends on its Common Stock.

(2)	The determination of expected stock price volatility was based on both historical Common Stock prices and implied volatility from publicly traded options in the Common Stock.

(3)	The risk-free interest rate was based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

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

The following table summarizes the changes in RSUs outstanding during the three months ended March 31, 2018:

	Restricted Stock Units ("RSUs") (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	1.5	$91.47
Granted (1)	0.7	114.33
Vested and released	(0.6)	86.21
Outstanding at March 31, 2018 (2) (3)	1.6	$101.52

(1)
The 0.7 million of RSUs granted during the three months ended March 31, 2018 consisted of 0.3 million of performance-based RSUs awarded to executives and 0.4 million of service-based RSUs awarded to non-executive employees. The performance-based awards include RSUs in final settlement of 2017 grants and approximately 0.2 million of RSUs representing the target amount of the grant for the year ending December 31, 2018 that is tied to an increase in Gartner's total contract value for 2018. Total contract value for this determination represents the value attributable to all of Gartner's subscription-related revenue contracts. The number of performance-based RSUs that will ultimately be awarded for 2018 ranges from 0% to 200% of the target amount and will be finalized based on the actual increase in Gartner's total contract value for 2018 as measured on December 31, 2018. If the specified minimum level of achievement is not met, the performance-based RSUs pertaining to 2018 will be forfeited in their entirety and any previously recorded compensation expense will be reversed.

(2)	The Company expects that substantially all of the RSUs outstanding will vest in future periods.

(3)	As of March 31, 2018, the weighted average remaining contractual term of the RSUs outstanding was approximately 1.8 years.

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

The following table summarizes the changes in CSEs outstanding during the three months ended March 31, 2018:

	Common Stock Equivalents ("CSEs")	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	110,013	$23.19
Granted	1,624	116.06
Converted to shares of Common Stock upon grant	(998)	124.94
Outstanding at March 31, 2018	110,639	$23.59

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESP Plan”) under which eligible employees are permitted to purchase shares of Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation, or $23,750 in any calendar year, at a price equal to 95% of the closing price of the Common Stock as reported on the New York Stock Exchange at the end of each offering period. As of March 31, 2018, the Company had 0.8 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718 and, as a result, the Company does not record stock-based compensation expense for employee share purchases. The Company received $4.1 million and $3.0 million in cash from employee share purchases under the ESP Plan during the three months ended March 31, 2018 and 2017, respectively.

Note 5 — Segment Information

Our products and services are delivered through four segments – Research, Events, Consulting and Talent Assessment & Other, as follows:

•
Research provides trusted, objective insights and advice on the mission-critical priorities of leaders across all functional areas of the enterprise through research and other reports, briefings, proprietary tools, access to our analysts, peer networking services and membership programs that enable our clients to make better decisions. Gartner's traditional strengths in IT, marketing and supply chain research were enhanced in 2017 with Gartner's acquisition of CEB, Inc., which added CEB's best practice and talent management research insights across a range of business functions, to include human resources, finance, sales and legal.

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

The Company evaluates segment performance and allocates resources based on gross contribution margin. Gross contribution, as presented in the table below, is defined as operating income or loss excluding certain Cost of services and product development expenses, Selling, general and administrative expenses, Depreciation, Amortization of intangibles, and Acquisition and integration charges. Certain bonus and fringe benefit costs included in consolidated Cost of services and product development are not allocated to segment expense. The accounting policies used by the reportable segments are the same as those used by the Company. There are no intersegment revenues. The Company does not identify or allocate assets, including capital expenditures, by reportable segment. Accordingly, assets are not reported by segment because the information is not available by segment and is not reviewed in the evaluation of segment performance or in making decisions in the allocation of resources.

The following tables present operating information about the Company’s reportable segments for the periods indicated (in thousands):

Three Months Ended March 31, 2018	Research	Events	Consulting	Talent Assessment & Other (1)	Consolidated
Revenues	$763,924	$46,087	$82,896	$70,658	$963,565
Gross contribution	531,456	16,190	24,124	43,044	614,814
Corporate and other expenses					(623,525)
Operating loss					$(8,711)

Three Months Ended March 31, 2017	Research	Events	Consulting	Talent Assessment & Other	Consolidated
Revenues (2)	$511,306	$35,269	$78,594	$—	$625,169
Gross contribution (2)	351,113	13,567	23,937	—	388,617
Corporate and other expenses					(335,103)
Operating income					$53,514

(1) In April 2018, the Company sold its CEB Talent Assessment and CEB Workforce Survey and Analytics businesses. These two businesses were acquired in April 2017 with the CEB acquisition. The results of these businesses are included in the Talent Assessment & Other segment results for the three months ended March 31, 2018. Additional information regarding these divestitures is included in Note 2 — Acquisitions and Divestitures.

(2)
In 2017, the Company began reporting the results of its Strategic Advisory Services ("SAS") business in Research whereas previously the SAS business was reported with Consulting. As a result, revenues of $6.7 million pertaining to the three months ended March 31, 2017 were reclassified from Consulting to Research to be comparable with the current year presentation. Gross contribution of $4.4 million for the three months ended March 31, 2017 was also reclassified from Consulting to Research.

The following table provides a reconciliation of total segment gross contribution to net (loss) income for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Total segment gross contribution	$614,814	$388,617
Costs and expenses:
Cost of services and product development - unallocated (1)	8,458	1,057
Selling, general and administrative	487,745	304,244
Depreciation and amortization	68,056	16,530
Acquisition and integration charges	59,266	13,272
Operating (loss) income	(8,711)	53,514
Interest expense and other, net	34,160	5,017
(Benefit) provision for income taxes	(23,284)	12,064
Net (loss) income	$(19,587)	$36,433

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

The following table presents changes to the carrying amount of goodwill by segment during the three months ended March 31, 2018 (in thousands):

	Research	Events	Consulting	Talent Assessment & Other	Total
Balance at December 31, 2017 (1), (2)	$2,619,677	$187,920	$97,798	$81,899	$2,987,294
Reclassified as held-for-sale (3)	—	—	—	(20,547)	(20,547)
Foreign currency translation impact and other (4)	(17,958)	(170)	528	7,495	(10,105)
Balance at March 31, 2018	$2,601,719	$187,750	$98,326	$68,847	$2,956,642

(1)	The Company does not have any accumulated goodwill impairment losses.

(2)	Excludes certain amounts related to held-for-sale operations.

(3)	Represents amounts reclassified as held-for-sale assets related to the CEB Talent Assessment and WS&A businesses. See Note 2 — Acquisitions and Divestitures for additional information.

(4)	Includes the foreign currency translation impact and certain measurement period adjustments related to the acquisition of CEB in April 2017.

Finite-Lived Intangible Assets

The following tables present reconciliations of the carrying amounts of the Company's finite-lived intangible assets as of the dates indicated (in thousands):

March 31, 2018	Customer Relationships	Software	Content	Other	Total
Gross cost at December 31, 2017 (1)	$1,200,316	$123,424	$104,313	$54,929	$1,482,982
Write-off of fully amortized intangible assets	—	—	(228)	—	(228)
Reclassified as held-for-sale (2)	(7,170)	(321)	(241)	(39)	(7,771)
Foreign currency translation impact	15,218	491	251	(171)	15,789
Gross cost	1,208,364	123,594	104,095	54,719	1,490,772
Accumulated amortization (3)	(119,075)	(32,410)	(63,778)	(27,738)	(243,001)
Balance at March 31, 2018 (1)	$1,089,289	$91,184	$40,317	$26,981	$1,247,771

December 31, 2017	Customer Relationships	Software	Content	Other	Total
Gross cost (1)	$1,200,316	$123,424	$104,313	$54,929	$1,482,982
Accumulated amortization (3)	(92,983)	(26,344)	(47,475)	(24,158)	(190,960)
Balance at December 31, 2017 (1)	$1,107,333	$97,080	$56,838	$30,771	$1,292,022

(1) Excludes amounts related to held-for-sale operations.

(2)	Represents amounts reclassified (net) as held-for-sale assets related to the WS&A business. See Note 2 — Acquisitions and Divestitures for additional information.
(3) Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—4 to 13 years; Software—3 to 7 years; Content—1.5 to 5 years; and Other—2 to 5 years.

Amortization expense related to finite-lived intangible assets was $51.6 million and $6.3 million during the three months ended March 31, 2018 and 2017, respectively. The estimated future amortization expense by year for finite-lived intangible assets is as follows (in thousands):

2018 (remaining nine months)	$138,953
2019	135,868
2020	129,461
2021	108,979
2022	99,363
Thereafter	635,147
$1,247,771

Note 7 — Debt

2016 Credit Agreement

The Company has a credit facility that provides for a $1.5 billion Term loan A facility, a $500.0 million Term loan B facility, and a $1.2 billion revolving credit facility (the "2016 Credit Agreement"). The 2016 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants that apply a maximum leverage ratio and a minimum interest expense coverage ratio, and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, merge, dispose of assets, pay dividends, repurchase stock, make investments and enter into certain transactions with affiliates. The Company was in full compliance with the covenants as of March 31, 2018.

The Term loan A facility is being repaid in 16 consecutive quarterly installments that commenced on June 30, 2017, plus a final payment to be made on March 20, 2022. The revolving credit facility may be borrowed, repaid, and re-borrowed through March 20, 2022, at which time all amounts must be repaid. Amounts borrowed under the Term loan A facility and the revolving credit facility bear interest at a rate equal to, at the Company's option, either:

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

The Term loan B facility will mature on April 5, 2024 and amounts outstanding thereunder will bear interest at a rate per annum equal to, at the option of Gartner, (i) adjusted LIBOR plus 2.00% or (ii) an alternate base rate plus 1.00%. The Term loan B facility is being repaid in 28 consecutive quarterly installments that commenced on June 30, 2017, plus a final payment to be made on April 5, 2024.

Senior Notes

The Company has $800.0 million aggregate principal amount of 5.125% Senior Notes due 2025 (the “Senior Notes”). The Senior Notes were issued at an issue price of 100.00% and bear interest at a fixed rate of 5.125% per annum. Interest on the Senior Notes is payable on April 1 and October 1 of each year. The Senior Notes will mature on April 1, 2025.

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

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

	March 31,	December 31,
Description:	2018	2017
2016 Credit Agreement - Term loan A facility (1)	$1,410,750	$1,429,312
2016 Credit Agreement - Term loan B facility (1)	495,000	496,250
2016 Credit Agreement - Revolving credit facility (1), (2)	310,000	595,000
Senior Notes (3)	800,000	800,000
Other (4)	2,385	2,500
Principal amount outstanding (5)	$3,018,135	$3,323,062
Less: deferred financing fees (6)	(42,350)	(44,217)
Net balance sheet carrying amount (7)	$2,975,785	$3,278,845

(1)
The contractual annualized interest rate as of March 31, 2018 on the Term loan A and B facilities was 3.88%, which consisted of a floating eurodollar base rate of 1.88% plus a margin of 2.00%. The contractual annualized interest rate on the revolving credit facility was 4.38%, which consisted of a floating eurodollar base rate of 1.88% plus a margin of 2.50%. However, the Company has interest rate swap contracts which effectively convert the floating eurodollar base rates on a portion of the amounts outstanding to a fixed base rate.

(2)	The Company had $866.0 million of available borrowing capacity on the revolver (not including the expansion feature) as of March 31, 2018.

(3)	Consists of $800.0 million principal amount of Senior Notes outstanding. The Senior Notes pay a fixed rate of 5.125% and mature on April 1, 2025.

(4)
Consists of a $2.5 million State of Connecticut economic development loan with a 3.00% fixed rate of interest. The loan was originated in 2012 and has a 10 year maturity. Principal payments are deferred for the first five years and the loan may be repaid at any time by the Company without penalty.

(5)	The average annual effective rate on the Company's total debt outstanding for the three months ended March 31, 2018, including the effect of its interest rate swaps discussed below, was 4.14%.

(6)	The deferred financing fees are being amortized to Interest expense, net over the term of the related debt obligation.

(7)	On April 30, 2018, the Company repaid $400.0 million of the Term loan B facility and $50.0 million of the revolving credit facility.

Interest Rate Swaps

The Company has fixed-for-floating interest rate swap contracts which it designates as accounting hedges of the forecasted interest payments on the Company’s variable rate borrowings. The Company pays base fixed rates on the swaps and in return receives a floating eurodollar base rate on 30 day notional borrowings. The Company accounts for the interest rate swaps as cash flow hedges in accordance with FASB ASC Topic 815. Since the swaps hedge forecasted interest payments, changes in the fair value of the swaps are recorded in accumulated other comprehensive income (loss), a component of equity, as long as the swaps continue to be highly effective hedges of the designated interest rate risk. Any ineffective portion of change in the fair value of the hedges is recorded in earnings. All of the Company's swaps were highly effective hedges of the forecasted interest payments as of March 31, 2018. The interest rate swaps had a total positive fair value (asset) to the Company of $17.3 million at March 31, 2018, which is deferred and recorded in Accumulated other comprehensive income, net of tax effect.

Note 8 — Equity

Share Repurchase Authorization

The Company has a $1.2 billion board approved authorization to repurchase the Company's common stock, of which $1.1 billion remained available as of March 31, 2018. The Company may repurchase its common stock from time to time in amounts and at prices the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases, private transactions or other transactions and will be funded from cash on hand and borrowings under the Company’s credit arrangement.

The Company’s recent share repurchase activity is presented in the following table:

	Three Months Ended
	March 31,
	2018	2017
Number of shares repurchased (1), (2)	239,268	218,752
Cash paid for repurchased shares (in thousands)	$28,394	$21,978

(1) The average purchase price for repurchased shares was $118.73 and $100.47 for the three months ended March 31, 2018 and 2017, respectively.
(2) All of the shares repurchased in both quarterly periods related to the settlement of the Company's share-based compensation awards.

Accumulated Other Comprehensive Income (Loss), net ("AOCI/L")

The following tables disclose information about changes in AOCI/L by component and the related amounts reclassified out of AOCI/L to income during the periods indicated (net of tax, in thousands) (1):

For the three months ended March 31, 2018:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2017	$2,483	$(5,861)	$4,886	$1,508
Changes during the period:
Change in AOCI/L before reclassifications to income	9,365	—	20,547	29,912
Reclassifications from AOCI/L to income during the period (2), (3)	749	56	—	805
Other comprehensive income for the period	10,114	56	20,547	30,717
Balance – March 31, 2018	$12,597	$(5,805)	$25,433	$32,225

For the three months ended March 31, 2017:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2016	$(1,409)	$(5,797)	$(42,477)	$(49,683)
Changes during the period:
Change in AOCI/L before reclassifications to income	(3,393)	—	4,371	978
Reclassifications from AOCI/L to income during the period (2), (3)	825	48	—	873
Other comprehensive income (loss) for the period	(2,568)	48	4,371	1,851
Balance – March 31, 2017	$(3,977)	$(5,749)	$(38,106)	$(47,832)

(1)	Amounts in parentheses represent debits (deferred losses).

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

Note 9 — Income Taxes

The provision for income taxes for the three months ended March 31, 2018 was a benefit of $(23.3) million on a pretax loss of $(42.9) million compared to an expense of $12.1 million on pretax income of $48.5 million in the three months ended March 31, 2017. The effective income tax rate was 54.3% for the three months ended March 31, 2018 and 24.9% for the same period in 2017.
The quarter-over-quarter change in the effective income tax rate was primarily attributable to the relative impact of stock-based compensation benefits quarter-over-quarter. The tax benefits from stock-based compensation during the first quarter of 2018 increased the tax rate on pretax losses while such benefits in the first quarter of 2017 decreased the tax rate on pretax income. In addition to the impact of stock-based compensation, the change in the effective income tax rate quarter-over-quarter was driven by a reduction in the U.S. tax rate effective for 2018 as well as tax benefits recognized in 2018 for unrealized capital losses on the divestiture of the CEB Talent Assessment business.
The Tax Cuts and Jobs Act (the "Act”) was enacted on December 22, 2017. Among other things, the Act reduces the U.S. federal corporation tax rate from 35% to 21%, requires companies to pay a one-time transition tax on accumulated deferred foreign income (“ADFI”) of foreign subsidiaries that were previously tax deferred and creates a new tax on global intangible low-taxed income (“GILTI”) attributable to foreign subsidiaries. As of March 31, 2018, we have not completed our accounting for the tax effects of enactment of the Act because all of the necessary information is not currently available, prepared or analyzed. As such, the amounts we have recorded are provisional estimates and as permitted by the SEC per Staff Accounting Bulletin No. 118. We expect to complete the accounting for the impact of tax reform by the fourth quarter of 2018 as we complete our analysis and receive additional guidance from the Internal Revenue Service pertaining to the Act.

Companies have the option to account for the GILTI tax as a period cost in the period incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as a result of the GILTI provisions. The Company has not yet determined its policy election with respect to GILTI. We have, however, included an estimate of the current year GILTI impact in the 2018 tax provision calculation.
Upon enactment of the Act, we remeasured U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% and recorded a provisional amount which reduced our 2017 income tax expense by $123.2 million. We are still analyzing certain aspects of the Act and refining our deferred tax calculations, which could affect the measurement of these balances or give rise to new deferred tax amounts. We did not adjust the initial provisional amount in the three months ended March 31, 2018.

The tax on ADFI is based on post-1986 earnings and profits ("E&P") of our foreign subsidiaries that were previously deferred from U.S. income taxes. We recorded a provisional amount for this one-time transition tax liability, resulting in an increase in income tax expense of $63.6 million in 2017. We have not yet completed our calculation of the tax on ADFI given the need to obtain, prepare and analyze various information relevant to such calculation including, but not limited to, our post-1986 E&P, foreign taxes and amounts held in cash or other specified assets on various measurement dates. We did not adjust the initial provisional amount in the three months ended March 31, 2018.

As of March 31, 2018 and December 31, 2017, the Company had gross unrecognized tax benefits of $63.2 million and $60.3 million, respectively. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $8.0 million within the next 12 months, due to the anticipated closure of audits and the expiration of certain statutes of limitation.

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

March 31, 2018
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Gain Recorded in AOCI/L
Interest rate swaps (1)	5	$1,400,000	$17,314	Other assets	$12,597
Foreign currency forwards (2)	46	313,425	(495)	Accrued liabilities	—
Total	51	$1,713,425	$16,819		$12,597

December 31, 2017
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Gain Recorded in AOCI/L
Interest rate swaps (1)	5	$1,400,000	$3,412	Other assets	$2,483
Foreign currency forwards (2)	137	686,764	448	Other current assets	—
Total	142	$2,086,764	$3,860		$2,483

(1)
The swaps have been designated and are accounted for as cash flow hedges of the forecasted interest payments on borrowings. As a result, changes in the fair value of the swaps are deferred and recorded in AOCI/L, net of tax effect (see Note 7 — Debt for additional information).

(2)
The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other income, net since the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding contracts at March 31, 2018 matured by the end of April 2018.

(3)	See Note 11 — Fair Value Disclosures for the determination of the fair value of these instruments.

At March 31, 2018, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties, and none of the derivative contracts contained credit-risk related contingent features. The following table provides information regarding amounts recognized in the Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands):

	Three Months Ended
	March 31,
Amount recorded in:	2018	2017
Interest expense (1)	$945	$1,375
Other (gain) loss, net (2)	(7,232)	219
Total (income) expense, net	$(6,287)	$1,594

(1)	Consists of interest expense from interest rate swap contracts.

(2)	Consists of net realized and unrealized gains and losses on foreign currency forward contracts.

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

The Company enters into a limited number of derivatives transactions but does not enter into repurchase agreements, securities lending transactions, or master netting arrangements. Receivables or payables that result from derivatives transactions are recorded gross in the Company's consolidated balance sheets.

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

The following table presents the fair value of certain financial assets and liabilities (in thousands):

Description:	March 31, 2018	December 31, 2017
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$16,746	$29,108
Total Level 1 inputs	16,746	29,108
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	59,477	59,017
Foreign currency forward contracts (2)	156	2,053
Interest rate swap contracts (3)	17,314	3,412
Total Level 2 inputs	76,947	64,482
Total Assets	$93,693	$93,590
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$73,172	$89,900
Foreign currency forward contracts (2)	651	1,605
Senior Notes due 2025 (4)	801,640	837,560
Total Level 2 inputs	875,463	929,065
Total Liabilities	$875,463	$929,065

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

(2)
The Company enters into foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates (see Note 10 - Derivatives and Hedging). Valuation of the foreign currency forward contracts is based on observable foreign currency exchange rates in active markets, which the Company considers a Level 2 input.

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

(4)
As discussed in Note 7 — Debt, the Company has $800.0 million of principal amount fixed-rate Senior Notes due in 2025. The estimated fair value of the notes was derived from quoted market prices provided by an independent dealer which the Company considers to be a Level 2 input.

Note 12 — Employee Benefits

Defined-Benefit Pension Plans

The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company’s defined-benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $0.7 million for both the three months ended March 31, 2018 and 2017.

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

The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of March 31, 2018, the Company did not have any material payment obligations under any such indemnification agreements.

Note 14 — Subsequent Events

In April 2018, the Company sold its CEB Talent Assessment and CEB Workforce Survey and Analytics businesses. These two businesses were acquired in April 2017 with the CEB acquisition and were reported by the Company in the Talent Assessment & Other segment. Additional information regarding these divestitures is included in Note 2 — Acquisitions and Divestitures.

In addition, on April 30, 2018, the Company repaid $450.0 million of its outstanding debt. Note 7 — Debt provides additional information regarding the Company's debt obligations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management’s Discussion and Analysis (“MD&A”) is to facilitate an understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes included in this report and our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K"). Historical results and percentage relationships are not necessarily indicative of operating results for future periods. References to “Gartner,” the "Company,” “we,” “our” and “us” in this MD&A are to Gartner, Inc. and its consolidated subsidiaries.

In April 2018 the Company sold its CEB Talent Assessment and CEB Workforce Survey and Analytics businesses. These two businesses were acquired in April 2017 with the CEB Inc. acquisition and were reported by the Company in the Talent Assessment & Other segment. The results of these businesses are included in the consolidated results of operations and segment results presented below for the three months ended March 31, 2018. Additional information regarding these divestitures is included in Note 2 — Acquisitions and Divestitures in the Notes to the Condensed Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expect,” “should,” “could,” “believe,” “plan,” “anticipate,” “estimate,” “predict,” “potential,” “continue” or other words of similar meaning.

We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. Additionally, our quarterly and annual revenues, operating income, and cash flows fluctuate as a result of many factors, including: the timing of our Symposium/ITxpo series that normally occurs during the fourth quarter, as well as our other events; the amount of new business generated, including from acquisitions; the mix of domestic and international business; domestic and international economic conditions; changes in market demand for our products and services; changes in foreign currency rates; the timing of the development, introduction and marketing of new products and services; competition in the industry; the payment of performance compensation; and other factors. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results. A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of our 2017 Annual Report on Form 10-K which is incorporated herein by reference.

Forward-looking statements are subject to risks, estimates and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Factors That May Affect Future Performance” and elsewhere in this Quarterly Report on Form 10-Q and in the 2017 Form 10-K. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers should carefully review our risk factors described in the 2017 Form 10-K.

BUSINESS OVERVIEW

Gartner, Inc. (NYSE: IT) is the world’s leading research and advisory company and a member of the S&P 500. We equip business leaders with indispensable insights, advice and tools to achieve their mission-critical priorities and build the successful organizations of tomorrow. We believe our unmatched combination of expert-led, practitioner-sourced and data-driven research steers clients toward the right decisions on the issues that matter most. We’re trusted as an objective resource and critical partner by more than 15,000 organizations in more than 100 countries across all major functions, in every industry and enterprise size. Gartner is headquartered in Stamford, Connecticut, U.S.A. and, as of March 31, 2018, we had more than 14,000 associates (excluding the operations that were held-for-sale as of that date).

Gartner delivers its products and services globally through four business segments: Research, Events, Consulting and Talent Assessment & Other:

•
Research provides trusted, objective insights and advice on the mission-critical priorities of leaders across all functional areas of the enterprise through research and other reports, briefings, proprietary tools, access to our analysts, peer networking services and membership programs that enable our clients to make better decisions. Gartner's traditional strengths in IT, marketing and supply chain research were enhanced in 2017 with Gartner's acquisition of CEB, Inc., which added CEB's best practice and talent management research insights across a range of business functions, to include human resources, finance, sales and legal.

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
Research
Total contract value  represents the value attributable to all of our subscription-related contracts. It is calculated as the annualized value of all contracts in effect at a specific point in time, without regard to the duration of the contract. Total contract value primarily includes Research deliverables for which revenue is recognized on a ratable basis, as well as other deliverables (primarily Events tickets) for which revenue is recognized when the deliverable is utilized. Our total contract value consists of Global Technology Sales contract value, which includes sales to users and providers of technology, and Global Business Sales contract value, which includes sales to all other functional leaders.

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

Events	Number of events represents the total number of hosted destination events completed during the period. Single day, local events are excluded.

Number of attendees represents the total number of people who attend destination events. Single day, local events are excluded.

Consulting	Consulting backlog represents future revenue to be derived from in-process consulting and measurement engagements.

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

EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION

We have executed a consistent growth strategy since 2005 to drive revenue and earnings growth. The fundamentals of our strategy include a focus on creating extraordinary research insight, delivering innovative and highly differentiated product offerings, building a strong sales capability, providing world class client service with a focus on client engagement and retention, and continuously improving our operational effectiveness. We continue to focus on maximizing shareholder value.

We had total revenues of $963.6 million in the first quarter of 2018, an increase of 54% compared to the first quarter of 2017. Quarter-over-quarter revenues for Research, Events and Consulting increased 49%, 31% and 5%, respectively, during the first quarter of 2018, which included CEB's operating results. Our Talent Assessment & Other segment contributed $70.7 million of revenues during the first quarter of 2018. For a more complete discussion of our results by segment, see Segment Results below.

For the first quarter of 2018, we had a net loss of $19.6 million and a diluted loss per share of $0.22. Cash provided by operating activities was $2.7 million during the three months ended March 31, 2018 compared to $29.6 million of cash used in operating activities during the three months ended March 31, 2017. As of March 31, 2018, we had $190.0 million of cash and cash equivalents and $866.0 million of available borrowing capacity on our revolving credit facility. For a more complete discussion of our cash flows and financial position, see Liquidity and Capital Resources below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements requires the application of appropriate accounting policies and the use of estimates. Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements of Gartner, Inc. contained in the 2017 Form 10-K. Management considers the policies discussed below to be critical to an understanding of our financial statements because their application requires complex and subjective management judgments and estimates. Specific risks for these critical accounting policies are also described below.

The preparation of our consolidated financial statements requires us to make estimates and assumptions about future events. We develop our estimates using both current and historical experience, as well as other factors, including the general economic environment and actions we may take in the future. We adjust such estimates when facts and circumstances dictate. However, our estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on our best judgment at a point in time and, as such, they may ultimately differ materially from actual results. Ongoing changes in our estimates could be material and would be reflected in the Company’s consolidated financial statements in future periods.

Our critical accounting policies are described below.

Revenue recognition — On January 1, 2018, the Company adopted Financial Accounting Standards Board Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" ("ASU No. 2014-09"). ASU No. 2014-09 and related amendments required changes in revenue recognition policies as well as enhanced disclosures. Among other things, ASU No. 2014-09 requires a five-step evaluative process that consists of:

(1)	Identifying the contract with the customer;

(2)	Identifying the performance obligations in the contract;

(3)	Determining the transaction price for the contract;

(4)	Allocating the transaction price to the performance obligations in the contract; and

(5)	Recognizing revenue when (or as) performance obligations are satisfied.

The Company adopted ASU No. 2014-09 on January 1, 2018 using the modified retrospective method of adoption. Under this method of adoption, the cumulative effect of applying the new standard is recorded at the date of initial application, with no restatement of the comparative prior periods presented. The adoption of ASU No. 2014-09 did not have a material impact on the Company’s consolidated financial statements. However, the adoption of the new standard required reclassifications of certain amounts presented in the Company’s consolidated balance sheet. Prior to January 1, 2018, the Company recognized revenue in accordance with then-existing generally accepted accounting principles in the United States of America and SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" (“prior GAAP”). Under both ASU No. 2014-09 and prior GAAP, revenue can only be recognized when all of the required criteria are met. Note 1 — Business and Basis of Presentation in the Notes to Condensed Consolidated Financial Statements provides additional information regarding our adoption of ASU No. 2014-09 and its impact on the Company's consolidated financial statements and related disclosures.

Our revenue by significant source is accounted for as follows:

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

•
Talent Assessment & Other revenues arising from knowledge and skill assessment services are recognized based on the nature of the underlying contract: (i) ratably over the term of the service period; (ii) upon delivery; or (iii) on a proportional performance basis. Revenues from training programs and survey and questionnaire products are primarily recognized upon delivery of the service.

The majority of research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. Research contracts are generally non-cancelable and non-refundable, except for government contracts that may have cancellation or fiscal funding clauses. It is our policy to record the amount of a subscription contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue because the contract represents a legally enforceable claim.

Uncollectible fees receivable — At December 31, 2017, the Company maintained an allowance for losses that was comprised of a bad debt allowance and a revenue reserve. In connection with the adoption of ASU No. 2014-09 on January 1, 2018, management concluded that the revenue reserve was a refund liability rather than a contra-receivable due to the nature of the account activity. As a result, the Company reclassified the revenue reserve of $6.2 million on January 1, 2018 from the allowance for losses to Accounts payable and accrued liabilities and will consistently present the revenue reserve in this manner in all future consolidated balance sheets. Note 1 — Business and Basis of Presentation in the Notes to Condensed Consolidated Financial Statements provides additional information regarding our adoption of ASU No. 2014-09 and its impact on the Company's allowance for losses. Increases and decreases in the allowance for losses are charged to earnings, either to expense (i.e., the bad debt allowance) or revenues (i.e., the revenue reserve).

The determination of the bad debt allowance is based on historical loss experience, an assessment of current economic conditions, the aging of outstanding receivables, the financial health of specific clients and probable losses. This evaluation is inherently judgmental and requires estimates. The Company's bad debt allowance is periodically re-evaluated and adjusted as more information about the ultimate collectability of fees receivable becomes available. Circumstances that could cause our bad debt allowance to increase include changes in our clients’ liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due and the effectiveness of our collection efforts.

The following table presents our total fees receivable and the related allowance for losses (in thousands):

	March 31, 2018	December 31, 2017
Total fees receivable (1)	$1,142,064	$1,189,543
Allowance for losses (2)	(7,100)	(12,700)
Fees receivable, net	$1,134,964	$1,176,843

(1)
Total fees receivable at December 31, 2017 included $26.7 million of contract assets. As a result of the Company's adoption of ASU No. 2014-09 on January 1, 2018, contract assets are now included in Prepaid expenses and other current assets on the Company's Condensed Consolidated Balance Sheet at March 31, 2018.

(2) The allowance for losses at December 31, 2017 included $6.2 million that was attributable to the Company's revenue reserve. As a result of the Company's adoption of ASU No. 2014-09 on January 1, 2018, the revenue reserve balance is now included in Accounts payable and accrued liabilities on the Company's Condensed Consolidated Balance Sheet at March 31, 2018.

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

FASB ASC Topic 350 requires an annual assessment of the recoverability of recorded goodwill, which can be either quantitative or qualitative in nature, or a combination of the two approaches. Both methods utilize estimates which, in turn, require judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of the resulting estimates are subject to uncertainty. If our goodwill impairment evaluation determines that the fair value of a reporting unit is less than its related carrying amount, we may recognize an impairment charge. Among the factors that we consider in a qualitative assessment are general economic conditions and the competitive environment; actual and projected reporting unit financial performance; forward-looking business measurements; and external market assessments. A quantitative analysis requires management to consider each of the factors relevant to a qualitative assessment, as well as the utilization of detailed financial projections, to include the rate of revenue growth, profitability and cash flows, as well as assumptions regarding discount rates, the Company's weighted average cost of capital and other data, in order to determine a fair value for our reporting units. We conducted a qualitative assessment of the fair value of all of the Company's reporting units during the quarter ended September 30, 2017. The results of this test determined that the fair values of the Company's reporting units continue to exceed their respective carrying values and, as a result, no goodwill impairment was indicated. Note 6 — Goodwill and Intangible Assets in the Notes to Condensed Consolidated Financial Statements provides additional information regarding goodwill and amortizable intangible assets.

Accounting for income taxes — The Company uses the asset and liability method of accounting for income taxes. We estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating our current tax expense or benefit together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. In assessing the realizability of deferred tax assets, we consider if it is more likely than not that some or all of the deferred tax assets will not be realized. In making this assessment, we consider the availability of loss carryforwards, projected reversals of deferred tax liabilities, projected future taxable income, and ongoing prudent and feasible tax planning strategies. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position.

The Company adopted Financial Accounting Standards Board Accounting Standards Update No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory," on January 1, 2018. Note 1 — Business and Basis of Presentation in the Notes to Condensed Consolidated Financial Statements provides information regarding our adoption of this accounting standard and its impact.

Accounting for stock-based compensation — The Company accounts for stock-based compensation awards in accordance with FASB ASC Topics 505 and 718 and SEC Staff Accounting Bulletins No. 107 and No. 110. The Company recognizes stock-based compensation expense, which is based on the fair value of the award on the date of grant, over the related service period. Note 4 — Stock-Based Compensation in the Notes to Condensed Consolidated Financial Statements provides additional information regarding stock-based compensation. Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards requires the use of certain subjective assumptions, including the expected life of a stock-based compensation award and the Company’s common stock price volatility. In addition, determining the appropriate periodic stock-based compensation expense requires management to estimate the likelihood of the achievement of certain performance targets. The assumptions used in calculating the fair values of stock-based compensation awards and the related periodic expense represent management’s best estimates, which involve inherent uncertainties and the application of judgment. As a result, if circumstances change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, then the amount of expense may need to be adjusted and future stock-based compensation expense could be materially different from what has been recorded in the current period.

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

RESULTS OF OPERATIONS
Consolidated Results
The table below presents an analysis of selected line items and period-over-period changes in our interim Condensed Consolidated Statements of Operations for the periods indicated (in thousands). The operating results of CEB, which was acquired by Gartner on April 5, 2017, are included in the results for the three months ended March 31, 2018.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Income Increase (Decrease) $	Income Increase (Decrease) %
Total revenues	$963,565	$625,169	$338,396	54%
Costs and expenses:
Cost of services and product development	357,209	237,609	(119,600)	(50)
Selling, general and administrative	487,745	304,244	(183,501)	(60)
Depreciation	16,410	10,240	(6,170)	(60)
Amortization of intangibles	51,646	6,290	(45,356)	>(100)
Acquisition and integration charges	59,266	13,272	(45,994)	>(100)
Operating (loss) income	(8,711)	53,514	(62,225)	>(100)
Interest expense, net	(35,059)	(5,906)	(29,153)	>(100)
Other income, net	899	889	10	1
(Benefit) provision for income taxes	(23,284)	12,064	35,348	>100
Net (loss) income	$(19,587)	$36,433	$(56,020)	>(100)%

Total revenues for the three months ended March 31, 2018 increased $338.4 million, to $963.6 million, an increase of 54% compared to the same period in 2017 on a reported basis and 49% excluding the foreign currency impact, primarily due to the CEB acquisition. Please refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development was $357.2 million during the three months ended March 31, 2018, an increase of $119.6 million compared to the same period in 2017, or 50% on a reported basis and 45% excluding the foreign currency impact. This increase was primarily due to higher payroll and related benefits costs resulting from increased headcount, a substantial portion of which was related to the CEB acquisition. Cost of services and product development as a percentage of revenues was 37% and 38% during the three months ended March 31, 2018 and 2017, respectively.

Selling, general and administrative (“SG&A”) expense was $487.7 million during the three months ended March 31, 2018, an increase of $183.5 million compared to the same period in 2017, or 60% on a reported basis and 55% excluding the foreign currency impact. This increase was primarily due to $87.7 million in higher payroll and related benefits costs, mostly driven by increased headcount, with a substantial portion of the headcount increase due to the CEB acquisition; $22.7 million in higher commissions due to increased sales bookings; and $73.1 million in higher facilities and corporate costs and foreign currency impact. The overall headcount growth includes increases in quota-bearing sales associates at Global Technology Sales and Global Business Sales to 2,746 and 755, respectively, at March 31, 2018. On a combined basis, the total number of quota-bearing sales associates increased by approximately 38% when compared to March 31, 2017, which includes associates added as a result of the CEB acquisition. SG&A expense as a percentage of revenues was 51% and 49% during the three months ended March 31, 2018 and 2017, respectively.

Depreciation increased $6.2 million, or 60%, during the three months ended March 31, 2018 when compared to the same period in 2017 due to property, equipment and leasehold improvements acquired with CEB and additional Gartner investments.

Amortization of intangibles increased $45.4 million during the three months ended March 31, 2018 when compared to the same period in 2017 due to additional amortization from the intangibles recorded in connection with our recent acquisitions.

Acquisition and integration charges increased $46.0 million during the three months ended March 31, 2018 when compared to the same period in 2017. This increase reflects the additional charges resulting from our recent acquisitions and primarily consists of higher professional fees, severance, stock-based compensation charges and accruals for exit costs for certain office space that the Company does not intend to occupy in Arlington, Virginia.

Operating (loss) income was an operating loss of $(8.7) million during the three months ended March 31, 2018 compared to operating income of $53.5 million for the same period in 2017. The decline reflects several factors, to include higher SG&A expenses and acquisition-related costs, including depreciation, amortization of intangibles, and acquisition and integration charges.

Interest expense, net increased $29.2 million during the three months ended March 31, 2018 when compared to the same period in 2017. The increase was primarily due to higher outstanding borrowings during 2018.

Other income, net was $0.9 million during each of the three months ended March 31, 2018 and 2017. Both periods reflect the net impact of foreign currency gains and losses from our hedging activities, as well as sales of certain state tax credits and the recognition of other tax incentives.

(Benefit) provision for income taxes for the three months ended March 31, 2018 was a benefit of $(23.3) million on a pretax loss of $(42.9) million compared to an expense of $12.1 million on pretax income of $48.5 million in the three months ended March 31, 2017. The effective income tax rate was 54.3% for the three months ended March 31, 2018 and 24.9% for the same period in 2017. The quarter-over-quarter change in the effective income tax rate was primarily attributable to the relative impact of stock- based compensation benefits quarter-over-quarter. The tax benefits from stock-based compensation during the first quarter of 2018 increased the tax rate on pretax losses while such benefits in the first quarter of 2017 decreased the tax rate on pretax income. In addition to the impact of stock-based compensation, the change in the effective income tax rate quarter-over-quarter was driven by a reduction in the U.S. tax rate effective for 2018 as well as tax benefits recognized in 2018 for unrealized capital losses on the divestiture of the CEB Talent Assessment business.

During the three months ended March 31, 2018, our net loss was $(19.6) million compared to net income of $36.4 million during the same period in 2017. The change primarily reflects a decline in our operating profitability and higher interest expense. As a result of such change, our diluted (loss) income per share was $(0.22) during the three months ended March 31, 2018 compared to $0.43 during the same period in 2017.

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

The Company’s reportable segments are as follows:

•
Research provides trusted, objective insights and advice on the mission-critical priorities of leaders across all functional areas of the enterprise through research and other reports, briefings, proprietary tools, access to our analysts, peer networking services and membership programs that enable our clients to make better decisions. Gartner's traditional strengths in IT, marketing and supply chain research were enhanced in 2017 with Gartner's acquisition of CEB Inc., which added CEB's best practice and talent management research insights across a range of business functions, to include human resources, finance, sales and legal.

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

The sections below present the results of these four reportable business segments.

Research

	As Of And For The Three Months Ended March 31, 2018	As Of And For The Three Months Ended March 31, 2017	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1), (2)	$763,924	$511,306	$252,618	49%
Gross contribution (1), (2)	$531,456	$351,113	$180,343	51%
Gross contribution margin	70%	69%	1 point	—

Business Measurements (3):
Global Technology Sales (4):
Contract value (1), (5)	$2,270,000	$2,004,000	$266,000	13%
Client retention	83%	82%	1 point	—
Wallet retention	104%	103%	1 point	—
Global Business Sales (4):
Contract value (1), (5)	$612,000	$574,000	$39,000	7%
Client retention	82%	78%	4 points	—
Wallet retention	99%	97%	2 points	—

(1)	Dollars in thousands.

(2)
In June 2017, the Company began reporting the results of its Strategic Advisory Services ("SAS") business in Research whereas previously the SAS business was reported with Consulting. Although the impact of the reclassification was not significant, the operating results of the SAS business for the three months ended March 31, 2017 were reclassified from Consulting to Research to be comparable with the current period presentation.

(3)	Includes CEB in both the three months ended March 31, 2018 and 2017.

(4)	Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.

(5)	Contract values are on a foreign exchange neutral basis.

Research segment revenues increased $252.6 million on a reported basis during the three months ended March 31, 2018 compared to the same period in 2017, or 49% on a reported basis and 45% excluding the foreign currency impact. The gross contribution margin improved by one point during the three months ended March 31, 2018, primarily due to improvement in margins for our premium services, partially offset by the impact of the deferred revenue fair value accounting adjustment resulting from the CEB acquisition.

On a foreign currency neutral basis, Global Technology Sales ("GTS") and Global Business Sales ("GBS") contract values increased 13% and 7%, respectively, at March 31, 2018 when compared to March 31, 2017. Total contract value increased to $2.9 billion at March 31, 2018, or 12%. Total contract value at March 31, 2018 increased by double-digits across nearly all of the Company’s client sizes and the majority of its industry segments when compared to March 31, 2017.

GTS client retention was 83% and 82% as of March 31, 2018 and 2017, respectively, while wallet retention was 104% and 103%, respectively. GBS client retention was 82% and 78% as of March 31, 2018 and 2017, respectively, while wallet retention was 99% and 97%, respectively. The number of GTS and GBS client enterprises increased by 7% and 1%, respectively, at March 31, 2018 when compared to March 31, 2017.

Events

	As Of And For The Three Months Ended March 31, 2018	As Of And For The Three Months Ended March 31, 2017	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$46,087	$35,269	$10,818	31%
Gross contribution (1)	$16,190	$13,567	$2,623	19%
Gross contribution margin	35%	38%	(3) points	—

Business Measurements:
Number of destination events (2)	14	11	3	27%
Number of destination events attendees (2)	11,643	9,035	2,608	29%

(1)	Dollars in thousands.

(2)	Single day, local events are excluded.

Events revenues increased $10.8 million, or 31%, during the three months ended March 31, 2018 compared to the same period in 2017 on a reported basis and 24% excluding the foreign currency impact. Both attendee and exhibitor revenues increased by double-digits during 2018. We held 14 events during the three months ended March 31, 2018 with a 29% increase in the number of attendees and a 7% increase in exhibitors compared to the same period in 2017, while the average revenue per exhibitor increased by 19% and the average revenue per attendee declined by 3%. The segment gross contribution margin declined three points in the first quarter of 2018 compared to the same period in 2017, primarily due to events timing.

Consulting

	As Of And For The Three Months Ended March 31, 2018	As Of And For The Three Months Ended March 31, 2017	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1) (2)	$82,896	$78,594	$4,302	5%
Gross contribution (1) (2)	$24,124	$23,937	$187	1%
Gross contribution margin	29%	30%	(1) point	—

Business Measurements:
Backlog (1) (3)	$103,616	$88,547	$15,069	17%
Billable headcount	694	650	44	7%
Consultant utilization	65%	65%	—	—
Average annualized revenue per billable headcount (1)	$387	$359	$28	8%

(1)	Dollars in thousands.

(2)
In June 2017, the Company began reporting the results of its SAS business in Research whereas previously the SAS business was reported with Consulting. Although the impact of the reclassification was not significant, the operating results of the SAS business for the three months ended March 31, 2017 were reclassified from Consulting to Research to be comparable with the current period presentation.

(3)	The backlog of $88.5 million at March 31, 2017 has been restated to reflect the reclassification of the SAS business.

Consulting revenues increased 5% during the three months ended March 31, 2018 compared to the same period in 2017 on a reported basis and 1% excluding the foreign currency impact, with revenue improvements in labor-based core consulting partially offset by a decline in contract optimization revenue. Gross contribution margin was 29% and 30% for the three months ended March 31, 2018 and 2017, respectively. The margin decline during the first quarter of 2018 was primarily due to lower contract optimization revenue, which has a higher contribution margin than our labor-based core consulting, partially offset by improvements in the margin of our core consulting business. Backlog increased by $15.1 million, or 17%, from March 31, 2017 to March 31, 2018. The $103.6 million of backlog at March 31, 2018 represented approximately four months of backlog, which is in line with the Company's operational target.

Talent Assessment & Other

Three Months Ended March 31, 2018 (2)
Financial Measurements:
Revenues (1)	$70,658
Gross contribution (1)	$43,044
Gross contribution margin	61%

(1)	Dollars in thousands.
(2) In April 2018, the Company sold its CEB Talent Assessment and CEB Workforce Survey and Analytics businesses, which constituted a significant portion of the overall revenues of this segment. These two businesses were acquired in April 2017 with the CEB acquisition. The results of these businesses are included in the Talent Assessment & Other segment results above for the three months ended March 31, 2018. Additional information regarding these divestitures is included in Note 2 — Acquisitions and Divestitures in the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and borrowings. Note 7 — Debt in the Notes to the Condensed Consolidated Financial Statements herein provides additional information regarding the Company's outstanding debt obligations. At March 31, 2018, we had $190.0 million of cash and cash equivalents and approximately $866.0 million of available borrowing capacity on the revolving credit facility under our 2016 Credit Agreement. We believe that the Company has adequate liquidity to meet its currently anticipated needs.

We have historically generated significant cash flows from our operating activities. Our operating cash flow has been continuously maintained by the leverage characteristics of our subscription-based business model in our Research segment, which is our largest business segment. Revenues in our Research segment increased 49% in the first quarter 2018 compared to the first quarter of 2017, and has historically constituted the majority of our total revenues. The majority of our Research customer contracts are paid in advance, and combined with a strong customer retention rate and high incremental margins, has resulted in continuously strong operating cash flow. Cash flow generation has also benefited from our ongoing efforts to improve the operating efficiencies of our businesses as well as a focus on the optimal management of our working capital as we increase our sales volume.

Our cash and cash equivalents are held in numerous locations throughout the world with approximately 81% held overseas as of March 31, 2018. The Company intends to reinvest substantially all of its accumulated undistributed foreign earnings, except in instances in which repatriation would result in minimal additional tax. As a result of the U.S. Tax Cuts and Jobs Act of 2017, we believe that the income tax impact if such earnings were repatriated would be minimal.

The following table summarizes the changes in the Company’s cash balances for the periods indicated (in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Cash Increase (Decrease)
Cash provided by (used in) operating activities	$2,724	$(29,605)	$32,329
Cash used in investing activities	(16,679)	(121,865)	105,186
Cash (used in) provided by financing activities	(329,083)	917,271	(1,246,354)
Net (decrease) increase in cash and cash equivalents and restricted cash	(343,038)	765,801	(1,108,839)
Effects of exchange rates	3,610	6,007	(2,397)
Beginning cash and cash equivalents and restricted cash	567,058	499,354	67,704
Ending cash and cash equivalents and restricted cash (1)	$227,630	$1,271,162	$(1,043,532)

(1) The ending cash balance of $227.6 million at March 31, 2018 was classified on the Condensed Consolidated Balance Sheet as follows: (i) $190.0 million of cash and cash equivalents; (ii) $18.1 million of restricted cash classified in Prepaid expenses and other current assets; and (iii) $19.5 million of cash classified in held-for-sale assets. Note 1 — Business and Basis of Presentation in the Notes to Condensed Consolidated Financial Statements provides additional information regarding cash.

Operating

Cash provided by operating activities was $2.7 million in the three months ended March 31, 2018 compared to cash used of $29.6 million during the three months ended March 31, 2017. The quarter-over-quarter increase was due to favorable changes in working capital. The favorable change in working capital was substantially offset by a decline in net income, which was a loss of $19.6 million in first quarter 2018 compared to net income of $36.4 million in the 2017 period, and substantially higher cash payments for interest on our borrowings and acquisition and integration costs in the 2018 period compared to 2017.

Investing

Cash used in investing activities was $16.7 million during the three months ended March 31, 2018 compared to $121.9 million of cash used in the 2017 period. Cash used in the three months ended March 31, 2017 was substantially higher due to cash used for a business acquisition.

Financing

Cash used in financing activities was $329.1 million during the three months ended March 31, 2018 compared to cash provided of $917.3 million during the same period in 2017. During the 2018 period, the Company used $304.8 million in cash for debt principal repayments and used $24.3 million in cash for net share-related activities. During the 2017 period the Company used $18.9 million in cash for net share-related activities, while net cash provided from borrowings was $936.2 million.

OBLIGATIONS AND COMMITMENTS

Debt

As of March 31, 2018, the Company had $3.0 billion of principal amount of debt outstanding. On April 30, 2018, the Company repaid $450.0 million of the debt outstanding. Note 7 — Debt in the Notes to the Condensed Consolidated Financial Statements provides additional information regarding the Company's debt obligations.

Off-Balance Sheet Arrangements

Through March 31, 2018, we have not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB has issued accounting standards that have not yet become effective and that may impact the Company’s consolidated financial statements or related disclosures in future periods. Note 1 — Business and Basis of Presentation in the Notes to Condensed Consolidated Financial Statements herein provides information regarding these accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

As of March 31, 2018, the Company had $3.0 billion in total debt principal outstanding. Note 7 — Debt in the Notes to the Condensed Consolidated Financial Statements provides additional information regarding the Company's debt obligations.

Approximately $2.2 billion of the Company's total debt outstanding as of March 31, 2018 was based on a floating base rate of interest, which potentially exposes the Company to increases in interest rates. However, we partially reduce our overall exposure to changes in interest rates through our interest rate swap contracts, which effectively convert the floating base interest rate on a portion of these variable rate borrowings to fixed rates. Thus we are exposed to base interest rate risk on floating rate borrowings only in excess of any amounts that are not hedged, and at March 31, 2018, the amount of such unhedged borrowings was approximately $800.0 million. As an indication of our potential exposure to changes in interest rates, a hypothetical 25 basis point increase or decrease in interest rates could change our annual pre-tax interest expense by approximately $2.0 million.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars since the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At March 31, 2018, we had $190.0 million of cash and cash equivalents, a portion of which was denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on March 31, 2018 would have increased or decreased by approximately $15.0 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings since movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S dollar.

Transaction risk arises when our foreign subsidiaries enter into transactions that are denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding currency contracts as of March 31, 2018 had an immaterial net unrealized loss.

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

Management conducted an evaluation, as of March 31, 2018, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

ITEM 1A. RISK FACTORS

Risk factors associated with our business are included under “Risk Factors” contained in Item 1A. of the Company's 2017 Form 10-K and are incorporated herein by reference.

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

The following table summarizes the repurchases of our outstanding common stock during the three months ended March 31, 2018 pursuant to our $1.2 billion share repurchase authorization and pursuant to the settlement of share-based compensation awards:

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans Or Programs (in billions)
2018
January	28,085	$126.03
February	181,956	117.79
March	29,227	117.52
Total for quarter	239,268	$118.73	$1.1

(1) All of the shares repurchased during the three months ended March 31, 2018 were pursuant to the settlement of share-based compensation awards. No shares were repurchased under the Company's publicly-announced $1.2 billion share repurchase program.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

10.1*+	Form of 2018 Stock Appreciation Right Agreement.

10.2*+	Form of 2018 Performance Stock Unit Agreement.

31.1*	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2*	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32*	Certification under 18 U.S.C. 1350.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (v) the Notes to Condensed Consolidated Financial Statements.

* Filed with this document.
+ Management compensation plan or arrangement.

Items 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date:	May 8, 2018	/s/ Craig W. Safian
Craig W. Safian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)