Form 10-Q
period 2018-06-30
GARTNER INC
filed 2018-08-01
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

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

As of July 24, 2018, 90,818,051 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except share data)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$141,805	$538,908
Fees receivable, net of allowances of $7,200 and $12,700, respectively	1,083,990	1,176,843
Deferred commissions	183,481	205,260
Prepaid expenses and other current assets	199,208	124,632
Assets held-for-sale	—	542,965
Total current assets	1,608,484	2,588,608
Property, equipment and leasehold improvements, net	225,901	221,507
Goodwill	2,974,513	2,987,294
Intangible assets, net	1,177,297	1,292,022
Other assets	166,742	193,742
Total Assets	$6,152,937	$7,283,173
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$542,071	$666,821
Deferred revenues	1,687,724	1,630,198
Current portion of long-term debt	284,009	379,721
Liabilities held-for-sale	—	145,845
Total current liabilities	2,513,804	2,822,585
Long-term debt, net of deferred financing fees	2,146,829	2,899,124
Other liabilities	570,872	577,999
Total Liabilities	5,231,505	6,299,708
Stockholders’ Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	1,798,075	1,761,383
Accumulated other comprehensive (loss) income, net	(24,051)	1,508
Accumulated earnings	1,659,658	1,647,284
Treasury stock, at cost, 72,784,641 and 72,779,205 common shares, respectively	(2,512,332)	(2,426,792)
Total Stockholders’ Equity	921,432	983,465
Total Liabilities and Stockholders’ Equity	$6,152,937	$7,283,173

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Research	$770,314	$613,732	$1,534,238	$1,125,038
Events	111,253	91,205	157,340	126,474
Consulting	96,458	91,693	179,354	170,287
Other	23,311	47,101	93,969	47,101
Total revenues	1,001,336	843,731	1,964,901	1,468,900
Costs and expenses:
Cost of services and product development	367,637	352,004	724,846	589,613
Selling, general and administrative	460,803	408,226	948,548	712,470
Depreciation	16,711	18,057	33,121	28,297
Amortization of intangibles	50,127	65,500	101,773	71,790
Acquisition and integration charges	19,962	98,332	79,228	111,604
Total costs and expenses	915,240	942,119	1,887,516	1,513,774
Operating income (loss)	86,096	(98,388)	77,385	(44,874)
Interest expense, net	(37,604)	(43,956)	(72,663)	(49,862)
Gain from divested operations	25,460	—	25,460	—
Other income (expense), net	1,120	(407)	2,019	482
Income (loss) before income taxes	75,072	(142,751)	32,201	(94,254)
Provision (benefit) for income taxes	28,802	(50,470)	5,518	(38,406)
Net income (loss)	$46,270	$(92,281)	$26,683	$(55,848)

Net income (loss) per share:
Basic	$0.51	$(1.03)	$0.29	$(0.65)
Diluted	$0.50	$(1.03)	$0.29	$(0.65)
Weighted average shares outstanding:
Basic	91,048	89,297	91,026	86,066
Diluted	92,156	89,297	92,252	86,066

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$46,270	$(92,281)	$26,683	$(55,848)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(60,015)	1,024	(39,468)	5,395
Interest rate swaps – net change in deferred gain or loss	3,684	(2,130)	13,798	(4,698)
Pension plans – net change in deferred actuarial loss	55	49	111	97
Other comprehensive (loss) income, net of tax	(56,276)	(1,057)	(25,559)	794
Comprehensive (loss) income	$(10,006)	$(93,338)	$1,124	$(55,054)

See the accompanying notes to the condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2018	2017
Operating activities:
Net income (loss)	$26,683	$(55,848)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	134,894	100,087
Stock-based compensation expense	45,300	53,573
Deferred taxes	(18,019)	(78,004)
Gain from divested operations	(25,460)	—
Amortization and write-off of deferred financing fees	10,601	9,475
Changes in assets and liabilities, net of acquisitions and divestitures:
Fees receivable, net	81,222	(44,939)
Deferred commissions	21,818	477
Prepaid expenses and other current assets	(82,908)	(22,453)
Other assets	23,862	(17,328)
Deferred revenues	87,316	167,412
Accounts payable, accrued, and other liabilities	(128,562)	(29,734)
Cash provided by operating activities	176,747	82,718
Investing activities:
Additions to property, equipment and leasehold improvements	(40,126)	(41,627)
Acquisitions - cash paid (net of cash acquired)	—	(2,604,178)
Divestitures - cash received (net of cash transferred)	405,542	—
Other	1,000	—
Cash provided by (used in) investing activities	366,416	(2,645,805)
Financing activities:
Proceeds from employee stock purchase plan	7,627	5,662
Proceeds from borrowings	—	2,885,000
Payments for deferred financing fees	—	(51,170)
Payments on borrowings	(858,609)	(119,812)
Purchases of treasury stock	(96,271)	(33,786)
Cash (used in) provided by financing activities	(947,253)	2,685,894
Net (decrease) increase in cash and cash equivalents and restricted cash	(404,090)	122,807
Effects of exchange rates on cash and cash equivalents and restricted cash	(3,012)	10,406
Cash and cash equivalents and restricted cash, beginning of period	567,058	499,354
Cash and cash equivalents and restricted cash, end of period	$159,956	$632,567

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

Segments. Gartner delivers its products and services globally through four business segments: Research, Events, Consulting and Other (previously called the "Talent Assessment & Other" segment). Our revenues by business segment are discussed below under the heading "Revenue Recognition." When used in these notes, the terms “Gartner,” “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

In the second quarter of 2018, the Company divested its CEB Talent Assessment business and its CEB Workforce Survey and Analytics business. These two businesses were acquired on April 5, 2017 as part of the acquisition of CEB Inc. ("CEB") and were reported with the Talent Assessment & Other segment. As a result of these divestitures, the Company changed the name of the Talent Assessment & Other segment to Other. Additional information regarding these divestitures is included in Note 2 — Acquisitions and Divestitures while additional information regarding our segments is included in Note 5 — Segment Information.

Basis of presentation. The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 270 for interim financial information and with the applicable instructions of the U.S. Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X on Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its Annual Report on Form 10-K for the year ended December 31, 2017. The fiscal year of Gartner is the twelve-month period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and six months ended June 30, 2018 may not be indicative of the results of operations for the remainder of 2018 or beyond.

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

Adoption of new accounting standards. The Company adopted the accounting standards described below during the six months ended June 30, 2018:

Certain Tax Effects Stranded In Accumulated Other Comprehensive Income — On April 1, 2018, the Company early adopted ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU No. 2018-02"). ASU No. 2018-02 provides an entity with the option to reclassify to retained earnings the tax effects from items that have been stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act of 2017 (the “Act”). Entities can adopt ASU No. 2018-02 using one of two transition methods: (i) retrospective to each period wherein the income tax effects of the Act related to items remaining in accumulated other comprehensive income are recognized or (ii) at the beginning of the period of adoption. Gartner elected to early adopt ASU No. 2018-02 as of the beginning of the second quarter of 2018, which resulted in an immaterial reclassification of stranded tax amounts related to the Act from Accumulated other comprehensive income, net to Accumulated earnings. ASU No. 2018-02 had no impact on the Company's operating results during the three months ended June 30, 2018.

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

As a result of the adoption of ASU No. 2016-18, the Company's restricted cash balances are now included in the beginning-of-period and end-of-period total amounts presented on the accompanying Condensed Consolidated Statements of Cash Flows. When compared to the Company's previously issued statement of cash flows for the six months ended June 30, 2017, the adoption of ASU No. 2016-18 resulted in: (i) a reduction of $18.2 million in cash used in investing activities; (ii) an increase of $43.3 million in the end-of-period total cash amount; and (iii) an increase of $25.1 million in the beginning-of-period total cash amount.

Below is a table presenting the beginning-of-period and end-of-period cash amounts from the Company's Consolidated Balance Sheets and the total cash amounts presented in the accompanying Condensed Consolidated Cash Flow Statements (in thousands).

	June 30,		December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$141,805	$589,282	$538,908	$474,233
Restricted cash classified in (1), (2):
Prepaid expenses and other current assets	18,151	25,130	15,148	25,121
Other assets	—	18,155	3,002	—
Cash classified as held-for-sale (3)	—	—	10,000	—
Cash and cash equivalents and restricted cash per the Condensed Consolidated Statements of Cash Flows	$159,956	$632,567	$567,058	$499,354

(1)
Restricted cash consists of escrow accounts established in connection with certain of the Company's business acquisitions. Generally, such cash is restricted to use due to provisions contained in the underlying asset purchase agreement. The Company will disburse the restricted cash to the sellers of the businesses upon satisfaction of any contingencies described in such agreements (e.g., potential indemnification claims, etc.).

(2)
Restricted cash is recorded in Prepaid expenses and other current assets and Other assets in the Company's consolidated balance sheets with the short-term or long-term classification dependent on the projected timing of disbursements to the sellers.

(3)
Represents cash classified as a held-for-sale asset for the CEB Talent Assessment business that was acquired as part of the CEB acquisition. See Note 2 — Acquisitions and Divestitures for additional information.

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

Pursuant to the transition rules in ASU No. 2016-16, any taxes attributable to pre-2018 intra-entity transfers that were previously deferred should be accelerated and recorded to accumulated earnings on the date of adoption. As a result of this transition rule, certain of the Company's balance sheet income tax accounts pertaining to pre-2018 intra-entity transfers, which aggregated $13.7 million, were reversed against accumulated earnings on January 1, 2018. ASU No. 2016-16 could have a material post-adoption impact on the Company's consolidated financial statements, depending on the nature, size and tax consequences of future intra-entity transfers, if any. However, ASU No. 2016-16 had no impact on the Company's operating results during either the three or six months ended June 30, 2018.

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

Revenue Recognition — On January 1, 2018, the Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU No. 2014-09"). The adoption of the standard did not have a material impact on the Company's consolidated financial statements. However, as required by ASU No. 2014-09, the Company's disclosures around revenue recognition have been significantly expanded. Additionally, the Company's accounting policies have been updated to reflect the adoption of ASU No. 2014-09.

The following sections provide an overview of the Company's revenues by segment along with the required disclosures under the new revenue recognition standard:

Our business and our revenues

Gartner delivers its products and services globally through four business segments: Research, Events, Consulting and Other. Our revenues by business segment are discussed below:

Research

Research provides trusted, objective insights and advice on the mission-critical priorities of leaders across all functional areas of an enterprise through research and other reports, briefings, proprietary tools, access to our analysts, peer networking services and membership programs that enable our clients to make better decisions. Gartner's traditional strengths in information technology (“IT”), marketing and supply chain research were enhanced in 2017 with Gartner's acquisition of CEB, which added CEB's best practice and talent management research insights across a range of business functions, to include human resources, finance, sales and legal.

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

The Company enters into subscription contracts for research products that generally are for twelve-month periods or longer. Approximately 75% to 80% of our annual and multi-year Research subscription contracts provide for billing of the first annual period upon signing. In subsequent years, multi-year subscription contracts are normally billed prior to the contract’s anniversary date. Our other Research subscription contracts are usually invoiced in advance, commencing with the contract signing, on (i) a quarterly, monthly or other recurring basis or (ii) in accordance with a customized invoicing schedule. Research contracts are generally non-cancelable and non-refundable, except for government contracts that may have cancellation or fiscal funding clauses, which historically have not produced material cancellations. It is our policy to record the amount of a subscription contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue because the contract represents a legally enforceable claim.

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

The Company defers certain costs directly related to its events and expenses those costs in the period during which the related symposium, conference or exhibition occurs. The Company's policy is to defer only those costs, primarily prepaid site and production services costs, that are incremental and directly attributable to a specific event. Other costs of organizing and producing our events, primarily Company personnel and non-event specific expenses, are expensed in the period incurred. At the end of each fiscal quarter, the Company assesses, on an event-by-event basis, whether the expected direct costs of producing a scheduled event will exceed the expected revenues. If such costs are expected to exceed revenues, the Company records the expected loss in the period determined.

Consulting

Consulting provides customized solutions to unique client needs through on-site, day-to-day support, as well as proprietary tools for measuring and improving IT performance with a focus on cost, performance, efficiency and quality, and contract optimization services.

Consulting revenues, primarily derived from custom consulting and measurement services, are principally generated from fixed fee or time and materials engagements. Revenues from fixed fee engagements are recognized as we work to satisfy our performance obligations, while revenues from time and materials engagements are recognized as work is delivered and/or services are provided. In both of these circumstances, we satisfy our performance obligations and control of the services are passed to our customers over time (i.e., during the duration of the contract or consulting engagement). On a contract-by-contract basis, we typically use actual labor hours incurred compared to total expected labor hours to measure the Company’s performance in respect of our fixed fee engagements. If our labor and other costs on an individual contract are expected to exceed the total contract value or the contract’s funded ceiling amount, the Company reflects an adjustment to the contract’s overall profitability in the period determined. Revenues related to contract optimization engagements are contingent in nature and are only recognized at a point in time when all of the conditions related to their payment have been satisfied.

Consulting customers are invoiced based on the specific terms and conditions in their underlying contracts. We typically invoice our Consulting customers after we have satisfied some or all of the related performance obligation and the related revenue has been recognized. We record fees receivable for amounts that are billed or billable. We also record contract assets, which represent amounts for which we have recognized revenue but lack the unconditional right to payment as of the balance sheet date due to our required continued performance under the relevant contract, progress billing milestones or other billing-related restrictions. The Company’s contract assets are discussed below.

Other

As discussed above, in the second quarter of 2018 the Company divested two of the three primary businesses in this segment. The remaining primary business, the Challenger sales training unit, provides sales training and related assessment tools. Revenue is recorded when the training is provided and over the service period for other offerings.

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

Prior to January 1, 2018, the Company recognized revenue in accordance with then-existing U.S. GAAP and SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" (“prior GAAP”). Under both ASU No. 2014-09 and prior GAAP, revenue can only be recognized when all of the required criteria are met. Although there were certain changes to the Company’s revenue recognition policies and procedures effective January 1, 2018 with the adoption of ASU No. 2014-09, there were no material differences between the timing and amount of revenues recognized under ASU No. 2014-09 and prior GAAP. The accompanying Condensed Consolidated Statements of Operations present revenues net of any sales or value-added taxes that we collect from customers and remit to government authorities.

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

Required Disclosures under ASU No. 2014-09

ASU No. 2014-09 requires significantly expanded disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. These additional disclosures are provided below.

Disaggregated Revenues

We believe that disaggregating the Company’s revenues by primary geographic location and the timing of when revenue is recognized achieves the disclosure objectives in ASU No. 2014-09. Our disaggregated revenue information by reportable segment is presented for the periods indicated in the tables below (in thousands).

Three Months Ended June 30, 2018

	Research	Events	Consulting	Other	Total
Primary Geographic Markets: (1)
United States and Canada	$493,343	$85,144	$55,784	$15,877	$650,148
Europe, Middle East and Africa	186,399	14,850	33,590	7,434	242,273
Other International	90,572	11,259	7,084	—	108,915
Total revenues	$770,314	$111,253	$96,458	$23,311	$1,001,336

Three Months Ended June 30, 2017

	Research	Events	Consulting	Other	Total
Primary Geographic Markets: (1)
United States and Canada	$392,815	$68,900	$54,951	$23,398	$540,064
Europe, Middle East and Africa	152,778	12,859	29,667	16,960	212,264
Other International	68,139	9,446	7,075	6,743	91,403
Total revenues	$613,732	$91,205	$91,693	$47,101	$843,731

Six Months Ended June 30, 2018

	Research	Events	Consulting	Other	Total
Primary Geographic Markets: (1)
United States and Canada	$983,056	$109,213	$100,913	$50,471	$1,243,653
Europe, Middle East and Africa	370,946	31,741	63,528	35,724	501,939
Other International	180,236	16,386	14,913	7,774	219,309
Total revenues	$1,534,238	$157,340	$179,354	$93,969	$1,964,901

Six Months Ended June 30, 2017

	Research	Events	Consulting	Other	Total
Primary Geographic Markets: (1)
United States and Canada	$720,307	$86,563	$102,783	$23,398	$933,051
Europe, Middle East and Africa	268,580	26,954	53,490	16,960	365,984
Other International	136,151	12,957	14,014	6,743	169,865
Total revenues	$1,125,038	$126,474	$170,287	$47,101	$1,468,900

(1)	Revenues are reported based on where the sale is fulfilled.

Three Months Ended June 30, 2018

	Research	Events	Consulting	Other	Total
Timing of Revenue Recognition:
Transferred over time (1)	$708,801	$—	$77,073	$18,921	$804,795
Transferred at a point in time (2)	61,513	111,253	19,385	4,390	196,541
Total revenues	$770,314	$111,253	$96,458	$23,311	$1,001,336

Three Months Ended June 30, 2017

	Research	Events	Consulting	Other	Total
Timing of Revenue Recognition:
Transferred over time (1)	$570,024	$—	$68,383	$35,476	$673,883
Transferred at a point in time (2)	43,708	91,205	23,310	11,625	169,848
Total revenues	$613,732	$91,205	$91,693	$47,101	$843,731

Six Months Ended June 30, 2018

	Research	Events	Consulting	Other	Total
Timing of Revenue Recognition:
Transferred over time (1)	$1,409,897	$—	$151,083	$77,867	$1,638,847
Transferred at a point in time (2)	124,341	157,340	28,271	16,102	326,054
Total revenues	$1,534,238	$157,340	$179,354	$93,969	$1,964,901

Six Months Ended June 30, 2017

	Research	Events	Consulting	Other	Total
Timing of Revenue Recognition:
Transferred over time (1)	$1,036,730	$—	$133,377	$35,476	$1,205,583
Transferred at a point in time (2)	88,308	126,474	36,910	11,625	263,317
Total revenues	$1,125,038	$126,474	$170,287	$47,101	$1,468,900

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

For performance obligations recognized in accordance with a time-elapsed output method, the Company’s efforts are expended consistently throughout the contractual period and the Company transfers control evenly by providing stand-ready services. For performance obligations satisfied under our Consulting fixed fee and time and materials engagements, we believe that labor hours are the best measure of depicting the Company’s progress because labor output corresponds directly to the value of the Company’s performance to date as control is transferred. In our Other segment, we select a method to assess the completion of our performance obligations that best aligns with the specific characteristics of the individual customer contract. We believe that these methods to measure progress provide a reasonable and supportable determination as to when we transfer services to our customers.

For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2018 was approximately $2.2 billion. The Company expects to recognize $777.0 million, $1,082.7 million and $384.0 million of this revenue (most of which pertains to Research) during the remainder of 2018, the year ending December 31, 2019 and thereafter, respectively. The Company applies the practical expedient allowed in ASU No. 2014-09 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less. Our performance obligations for contracts meeting this ASU No. 2014-09 disclosure exclusion primarily include: (i) stand-ready services under Research subscription contracts; (ii) holding events where attendees and exhibitors can participate; and (iii) providing customized Consulting solutions for clients under fixed fee and time and materials engagements. The remaining duration of these performance obligations is generally less than one year, which aligns with the period that the parties have enforceable rights and obligations under the affected contracts.

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

The table below provides information regarding certain of the Company’s balance sheet accounts that pertain to its contracts with customers, to exclude held-for-sale businesses (in thousands):

	June 30,	December 31,
	2018	2017
Assets:
Fees receivable, gross (1)	$1,091,190	$1,162,871

Contract assets (2)	$31,911	$26,672

Contract liabilities:
Deferred revenues (current liability) (3)	$1,687,724	$1,630,198
Non-current deferred revenues (3)	17,859	16,205
Total contract liabilities	$1,705,583	$1,646,403

(1)	Fees receivable represent the unconditional right of payment from our customers and include both billed and unbilled amounts.

(2)
Contract assets represent recognized revenue for which we do not have an unconditional right to payment as of the balance sheet date because the project may be subject to a progress milestone or some other billing restriction. In the accompanying Condensed Consolidated Balance Sheets, contract assets are recorded in Prepaid expenses and other current assets as of June 30, 2018 and Fees receivable, net as of December 31, 2017.

(3)
Deferred revenues represent amounts (i) for which the Company has received an upfront customer payment or (ii) that pertain to recognized fees receivable. Both situations occur before the completion of our performance obligation(s).

During the three and six months ended June 30, 2018, the Company recognized $651.9 million and $969.3 million, respectively, of revenue that was attributable to deferred revenues that were recorded at the beginning of each such period. Such amounts primarily consisted of (i) Research and Other revenue that was recognized ratably as control of the goods or services passed to the customer and (ii) Events revenue pertaining to symposia, conferences, summits or exhibitions that occurred during the reporting period. During the six months ended June 30, 2018, the Company recorded no material impairments related to its contract assets. In the normal course of business, the Company does not recognize revenues from performance obligations satisfied in prior periods.

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

The revenue reserve is maintained for amounts deemed to be uncollectible for reasons other than bad debt. When determining the amount of the revenue reserve, the Company uses an expected-value method that is based on current estimates and a portfolio of data from its historical experience. Due to the common characteristics and similar attributes of our customers and contracts, which provide relevant and predictive evidence about our projected future liability, an expected-value method is reasonable and appropriate. However, the determination of the revenue reserve is inherently judgmental and requires the use of certain estimates. Changes in estimates are recorded in the period that they are identified. As of June 30, 2018, the revenue reserve balance was $6.9 million and adjustments to the account during the six months ended June 30, 2018 were not significant.

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

Costs of obtaining and fulfilling a customer contract

Upon the signing of a customer contract, the Company capitalizes the related commission as a recoverable direct incremental cost of obtaining the underlying contract and records a corresponding commission payable. No other amounts are capitalized as a cost of obtaining or fulfilling a customer contract because no expenditures have been identified that meet the requisite capitalization criteria. For Research, Consulting and Other, we generally use the straight-line method of amortization for deferred commissions over a period that is based on the projected recoverability for such costs, using factors such as the underlying contract period, the timing of when the corresponding revenues will be earned and the anticipated term of the engagement. For Events, deferred commissions are expensed during the period when the related event occurs.

Under all circumstances, deferred commissions are amortized over a period that does not exceed one year. During the three months ended June 30, 2018 and 2017, such amortization expense was $76.8 million and $54.7 million, respectively, and was included in Selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The corresponding amortization expense during the six months ended June 30, 2018 and 2017 was $152.7 million and $104.9 million, respectively. The Company recorded no material impairments of its deferred commissions during either the six months ended June 30, 2018 or 2017.

Accounting standards issued but not yet adopted. The FASB has issued accounting standards that have not yet become effective and may impact the Company’s consolidated financial statements or related disclosures in future periods. These standards and their potential impact are discussed below:

Accounting standards effective in 2019

Targeted Improvements to Accounting for Hedging Activities — In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging ("ASU No. 2017-12"). ASU No. 2017-12 is intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the standard makes certain targeted improvements to simplify the application of hedge accounting guidance in current U.S. GAAP. ASU No. 2017-12 is effective for Gartner on January 1, 2019. We are currently evaluating the impact of ASU No. 2017-12 on the Company's consolidated financial statements.

Leases — In February 2016, the FASB issued ASU No. 2016-02, "Leases," as amended ("ASU No. 2016-02"), which will require significant changes in the accounting and disclosure for lease arrangements. Under current U.S. GAAP, lease arrangements that meet certain criteria are not recorded on an entity's balance sheet. ASU No. 2016-02 significantly changes the accounting for leases because a right-of-use ("ROU") model will be used whereby a lessee must record an ROU asset and a lease liability on its balance sheet for most of its leases. Under ASU No. 2016-02, leases will be classified as either operating or financing arrangements, with such classification affecting the pattern of expense recognition in an entity's income statement. ASU No. 2016-02 also requires expanded disclosures to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows related to leases. We intend to adopt ASU No. 2016-02 on January 1, 2019 using a modified retrospective approach, with certain available transitional practical expedients.

We continue to assess the impact of the new leasing standard and collect the necessary data. We also continue to monitor changes, modifications, clarifications and interpretations undertaken by the FASB, which may impact our preliminary conclusions. However, based on the work completed to date, we believe that the adoption of the new leasing standard on January 1, 2019 will have a material impact on our consolidated balance sheet because the ROU model will result in a significant increase in both assets and liabilities from our operating leases, which currently are not recorded on the balance sheet. The actual amount of the overall increase in our assets and liabilities will not be known until closer to the adoption date. We also believe that ASU No. 2016-02 will not have a material impact on our consolidated statements of operations, comprehensive income and cash flows.

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

Note 2 — Acquisitions and Divestitures

Acquisitions

The Company accounts for business acquisitions in accordance with the acquisition method of accounting as prescribed by FASB ASC Topic 805, Business Combinations. The acquisition method of accounting requires the Company to record the net assets and liabilities acquired based on their estimated fair values as of the acquisition date, with any excess of the consideration transferred over the estimated fair value of the net assets acquired, including identifiable intangible assets, to be recorded to goodwill. Under the acquisition method, the operating results of acquired companies are included in the Company's consolidated financial statements beginning on the date of acquisition. The Company did not have any business acquisitions in 2018. In the second quarter of 2017, the Company acquired CEB Inc. ("CEB"), a leading provider of subscription-based, best practice research and analysis focusing on human resources, sales, finance, IT and legal.

The Company recognized $20.0 million and $79.2 million of acquisition and integration charges during the three and six months ended June 30, 2018, respectively, compared to $98.3 million and $111.6 million during the three and six months ended June 30, 2017, respectively. Acquisition and integration charges reflect additional costs and expenses resulting from our acquisitions and include professional fees, severance, stock-based compensation charges and accruals for exit costs for certain office space in Arlington, Virginia related to our acquisition of CEB that the Company does not intend to occupy. During 2018, exit costs represent the single largest component of our acquisition and integration charges. The following table presents a summary of the activity related to our accrual for exit costs at all of our facilities during the six months ended June 30, 2018 (in thousands):

Liability balance at December 31, 2017	$12,961
Charges and adjustments, net (1) (2)	54,069
Payments, net of $316 in sublease rent	(9,890)
Liability balance at June 30, 2018 (3)	$57,140

(1)
The Company recognized $9.8 million and $54.1 million of charges and adjustments, net during the three and six months ended June 30, 2018, respectively, compared to $20.8 million during both the three and six months ended June 30, 2017.

(2)	For the six months ended June 30, 2018, the Company recognized $4.9 million of expense for changes in its exit cost estimates.

(3)
In total, we estimate that we will make net cash payments of approximately $70.0 million for exit costs in connection with the activities described herein. Through June 30, 2018, in the aggregate, we have expensed $67.2 million and had net cash outlays of $10.0 million related to such activities.

Divestitures

During the second quarter of 2018, the Company completed the previously announced sales of two non-core businesses that were reported as part of the Talent Assessment & Other segment. As a result of these divestitures, the Company changed the name of the Talent Assessment & Other segment to Other. Additional information regarding these items is provided below:

CEB Talent Assessment business

On April 3, 2018, the Company sold its CEB Talent Assessment business for $403.0 million and realized approximately $377.8 million in cash from the sale, which is net of cash transferred with the business and certain closing expenses. The cash received is subject to certain post-closing adjustments. The Company recorded a pretax gain of approximately $16.0 million on the sale. The CEB Talent Assessment business was acquired in the CEB acquisition in April 2017 and was a significant portion of the Other segment. During the six months ended June 30, 2018, the CEB Talent Assessment business contributed approximately $47.0 million of revenue and pre-tax income of approximately $2.1 million, substantially all of which was recorded by the Company during the first quarter of 2018.

CEB Workforce Survey and Analytics business

On May 1, 2018, the Company sold its CEB Workforce Survey and Analytics ("WS&A") business for $28.0 million and realized approximately $26.4 million in cash, which is net of certain closing expenses. The cash received is subject to certain post-closing adjustments. The Company recorded a pre-tax gain on the sale of approximately $8.8 million. The WS&A business was also acquired in the CEB transaction and was also reported with the Other segment.

Also during the second quarter of 2018, the Company sold other miscellaneous assets acquired in the CEB transaction. The Company received $1.3 million in net cash proceeds from these sales and recorded a net pre-tax gain of approximately $0.7 million.

The principal components of the assets and liabilities divested in the above transactions are summarized in the table below (in thousands):

Cash and cash equivalents	$19,625
Fees receivable, net	48,305
Goodwill	246,210
Intangible assets, net	264,120
Other assets (including prepaid expenses and fixed assets)	27,820
Total assets	$606,080

Accounts payable and accrued liabilities	$26,022
Deferred revenues	68,910
Other liabilities	51,131
Foreign currency translation adjustment	60,310
Total liabilities and foreign currency translation adjustment	$206,373

Note 3 — Computation of Net Income (Loss) per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. When the impact of common share equivalents is anti-dilutive, they are excluded from the calculation.

The following table sets forth the calculation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) used for calculating basic and diluted income (loss) per common share	$46,270	$(92,281)	$26,683	$(55,848)

Denominator:
Weighted average common shares used in the calculation of basic income (loss) per share	91,048	89,297	91,026	86,066
Common stock equivalents associated with stock-based compensation plans (1), (2)	1,108	—	1,226	—
Shares used in the calculation of diluted income (loss) per share	92,156	89,297	92,252	86,066

Basic income (loss) per share	$0.51	$(1.03)	$0.29	$(0.65)
Diluted income (loss) per share	$0.50	$(1.03)	$0.29	$(0.65)

(1)
For the three and six months ended June 30, 2018, certain common stock equivalents were not included in the computation of diluted income (loss) per share because the effect would have been anti-dilutive. These common share equivalents totaled less than 0.4 million for both periods.

(2)
For the three and six months ended June 30, 2017, approximately 1.3 million common stock equivalents were excluded from the calculation of diluted income (loss) per share because the effect would have been anti-dilutive.

Note 4 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of June 30, 2018, the Company had 4.9 million shares of its common stock, par value $.0005 per share, (the “Common Stock”) available for stock-based compensation awards under its 2014 Long-Term Incentive Plan.

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

Stock-Based Compensation Expense

The Company recognized the following stock-based compensation expense by award type and expense category line item during the periods indicated (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Award type	2018	2017	2018	2017
Stock appreciation rights	$1.3	$1.4	$4.8	$4.2
Restricted stock units	12.9	29.5	40.1	49.1
Common stock equivalents	0.2	0.1	0.4	0.3
Total (1)	$14.4	$31.0	$45.3	$53.6

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Expense category line item	2018	2017	2018	2017
Cost of services and product development	$6.7	$6.3	$18.1	$15.6
Selling, general and administrative	7.5	10.3	25.7	23.6
Acquisition and integration charges (2)	0.2	14.4	1.5	14.4
Total (1)	$14.4	$31.0	$45.3	$53.6

(1) Includes charges of $2.1 million and $6.0 million during the three months ended June 30, 2018 and 2017, respectively, and $19.9 million and $20.5 million during the six months ended June 30, 2018 and 2017, respectively, for awards to retirement-eligible employees. Those awards vest on an accelerated basis.
(2) These charges are the result of (i) the acceleration of the vesting of certain restricted stock units related to the CEB acquisition and (ii) restricted stock units granted in connection with the CEB integration process.

As of June 30, 2018, the Company had $107.4 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted average service period of approximately 2.7 years.

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

The following table summarizes changes in SARs outstanding during the six months ended June 30, 2018:

	Stock Appreciation Rights ("SARs") (in millions)	Per Share Weighted Average Exercise Price	Per Share Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2017	1.2	$76.73	$17.35	4.28
Granted	0.3	114.26	25.63	6.61
Exercised	(0.1)	56.92	14.98	n/a
Outstanding at June 30, 2018 (1) (2)	1.4	86.01	19.29	4.53
Vested and exercisable at June 30, 2018 (2)	0.7	$72.03	$16.51	3.40

n/a = not applicable

(1) As of June 30, 2018, 0.7 million of the total SARs outstanding were unvested. The Company expects that substantially all of those unvested awards will vest in future periods.
(2) As of June 30, 2018, the total SARs outstanding had an intrinsic value of $66.6 million. On such date, SARs vested and exercisable had an intrinsic value of $43.2 million.

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

The following table summarizes the changes in RSUs outstanding during the six months ended June 30, 2018:

	Restricted Stock Units ("RSUs") (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	1.5	$91.47
Granted (1)	0.7	114.93
Vested and released	(0.6)	88.18
Forfeited	(0.1)	104.03
Outstanding at June 30, 2018 (2) (3)	1.5	$101.67

(1)
The 0.7 million of RSUs granted during the six months ended June 30, 2018 consisted of 0.3 million of performance-based RSUs awarded to executives and 0.4 million of service-based RSUs awarded to non-executive employees and non-management board members. The performance-based awards include RSUs in final settlement of 2017 grants and approximately 0.2 million of RSUs representing the target amount of the grant for the year ending December 31, 2018 that is tied to an increase in Gartner's total contract value for 2018. The number of performance-based RSUs that will ultimately be awarded for 2018 ranges from 0% to 200% of the target amount and will be finalized based on the actual increase in Gartner's total contract value for 2018 as measured on December 31, 2018. If the specified minimum level of achievement is not met, the performance-based RSUs pertaining to 2018 will be forfeited in their entirety and any previously recorded compensation expense will be reversed.

(2)	The Company expects that substantially all of the RSUs outstanding will vest in future periods.

(3)	As of June 30, 2018, the weighted average remaining contractual term of the RSUs outstanding was approximately 1.6 years.

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

The following table summarizes the changes in CSEs outstanding during the six months ended June 30, 2018:

	Common Stock Equivalents ("CSEs")	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	110,013	$23.19
Granted	3,045	124.12
Converted to shares of Common Stock upon grant	(2,073)	120.34
Outstanding at June 30, 2018	110,985	$24.10

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESP Plan”) under which eligible employees are permitted to purchase shares of Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation, or $23,750 in any calendar year, at a price equal to 95% of the closing price of the Common Stock as reported on the New York Stock Exchange at the end of each offering period. As of June 30, 2018, the Company had 0.7 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718 and, as a result, the Company does not record stock-based compensation expense for employee share purchases. The Company received $7.6 million and $5.7 million in cash from employee share purchases under the ESP Plan during the six months ended June 30, 2018 and 2017, respectively.

Note 5 — Segment Information

In the second quarter of 2018, the Company divested its CEB Talent Assessment business and its CEB Workforce Survey and Analytics business. These two businesses were acquired on April 5, 2017 as part of the CEB acquisition and were reported with the Talent Assessment & Other segment. As a result of these divestitures, the Company changed the name of the Talent Assessment & Other segment to Other. Additional information regarding these divestitures is included in Note 2 — Acquisitions and Divestitures.

Our products and services are delivered through four segments – Research, Events, Consulting and Other, as follows:

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

•
Other currently includes the Challenger sales training unit, which provides sales training and related assessment tools, and certain other miscellaneous activities. As discussed above, the Company divested the majority of the operations in this segment in the second quarter of 2018.

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

The following tables present information about the Company’s reportable segments for the periods indicated (in thousands):

Three Months Ended June 30, 2018	Research	Events	Consulting	Other	Consolidated
Revenues	$770,314	$111,253	$96,458	$23,311	$1,001,336
Gross contribution	532,910	63,461	33,693	15,104	645,168
Corporate and other expenses					(559,072)
Operating income					$86,096

Three Months Ended June 30, 2017	Research	Events	Consulting	Other	Consolidated
Revenues	$613,732	$91,205	$91,693	$47,101	$843,731
Gross contribution	400,571	49,735	31,433	17,297	499,036
Corporate and other expenses					(597,424)
Operating loss					$(98,388)

Six Months Ended June 30, 2018	Research	Events	Consulting	Other	Consolidated
Revenues	$1,534,238	$157,340	$179,354	$93,969	$1,964,901
Gross contribution	1,064,367	79,651	57,817	58,148	1,259,983
Corporate and other expenses					(1,182,598)
Operating income					$77,385

Six Months Ended June 30, 2017	Research	Events	Consulting	Other	Consolidated
Revenues	$1,125,038	$126,474	$170,287	$47,101	$1,468,900
Gross contribution	751,684	63,302	55,370	17,297	887,653
Corporate and other expenses					(932,527)
Operating loss					$(44,874)

The following table provides a reconciliation of total segment gross contribution to net income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Total segment gross contribution	$645,168	$499,036	$1,259,983	$887,653
Costs and expenses:
Cost of services and product development - unallocated (1)	11,469	7,309	19,928	8,366
Selling, general and administrative	460,803	408,226	948,548	712,470
Depreciation and amortization	66,838	83,557	134,894	100,087
Acquisition and integration charges	19,962	98,332	79,228	111,604
Operating income (loss)	86,096	(98,388)	77,385	(44,874)
Interest expense and other, net	36,484	44,363	70,644	49,380
Gain from divested operations	25,460	—	25,460	—
Provision (benefit) for income taxes	28,802	(50,470)	5,518	(38,406)
Net income (loss)	$46,270	$(92,281)	$26,683	$(55,848)

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

The following table presents changes to the carrying amount of goodwill by segment during the six months ended June 30, 2018 (in thousands):

	Research	Events	Consulting	Other	Total
Balance at December 31, 2017 (1), (2)	$2,619,677	$187,920	$97,798	$81,899	$2,987,294
Divestiture (3)	—	—	—	(20,642)	(20,642)
Foreign currency translation impact and other (4)	568	(245)	(335)	7,873	7,861
Balance at June 30, 2018	$2,620,245	$187,675	$97,463	$69,130	$2,974,513

(1)	The Company does not have any accumulated goodwill impairment losses.

(2)	Excludes certain amounts related to held-for-sale operations.

(3)	Represents amounts related to a divested business. See Note 2 — Acquisitions and Divestitures for additional information.

(4)	Includes the foreign currency translation impact and certain measurement period adjustments related to the acquisition of CEB in April 2017.

Finite-Lived Intangible Assets

The following tables present reconciliations of the carrying amounts of the Company's finite-lived intangible assets as of the dates indicated (in thousands):

June 30, 2018	Customer Relationships	Software	Content	Other	Total
Gross cost at December 31, 2017 (1)	$1,200,316	$123,424	$104,313	$54,929	$1,482,982
Divestiture (2)	(7,167)	(321)	(241)	(39)	(7,768)
Foreign currency translation impact and other (3)	(6,953)	(315)	(564)	(500)	(8,332)
Gross cost	1,186,196	122,788	103,508	54,390	1,466,882
Accumulated amortization (4)	(141,775)	(38,759)	(79,220)	(29,831)	(289,585)
Balance at June 30, 2018	$1,044,421	$84,029	$24,288	$24,559	$1,177,297

December 31, 2017	Customer Relationships	Software	Content	Other	Total
Gross cost (1)	$1,200,316	$123,424	$104,313	$54,929	$1,482,982
Accumulated amortization (4)	(92,983)	(26,344)	(47,475)	(24,158)	(190,960)
Balance at December 31, 2017 (1)	$1,107,333	$97,080	$56,838	$30,771	$1,292,022

(1) Excludes certain amounts related to held-for-sale operations.
(2) Represents amounts related to a divested business. See Note 2 — Acquisitions and Divestitures for additional information.
(3) Includes the foreign currency translation impact and certain other adjustments.

(4) Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—4 to 13 years; Software—3 to 7 years; Content—1.5 to 5 years; and Other—2 to 5 years.

Amortization expense related to finite-lived intangible assets was $50.1 million and $65.5 million during the three months ended June 30, 2018 and 2017, respectively, and $101.8 million and $71.8 million during the six months ended June 30, 2018 and 2017, respectively.

The estimated future amortization expense by year for finite-lived intangible assets is as follows (in thousands):

2018 (remaining six months)	$84,072
2019	133,661
2020	127,022
2021	106,555
2022	96,998
Thereafter	628,989
$1,177,297

Note 7 — Debt

2016 Credit Agreement

The Company has a credit facility that provides for a $1.5 billion Term loan A facility and a $1.2 billion revolving credit facility (the "2016 Credit Agreement"). The Company's $500.0 million Term loan B facility was completely repaid during the six months ended June 30, 2018.

The 2016 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants that apply a maximum leverage ratio and a minimum interest expense coverage ratio, and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, merge, dispose of assets, pay dividends, repurchase stock, make investments and enter into certain transactions with affiliates. The Company was in full compliance with the covenants as of June 30, 2018.

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

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

	June 30,	December 31,
Description:	2018	2017
2016 Credit Agreement - Term loan A facility (1)	$1,392,188	$1,429,312
2016 Credit Agreement - Term loan B facility (2)	—	496,250
2016 Credit Agreement - Revolving credit facility (1), (3)	270,000	595,000
Senior Notes (4)	800,000	800,000
Other (5)	2,267	2,500
Principal amount outstanding (6)	$2,464,455	$3,323,062
Less: deferred financing fees (7)	(33,617)	(44,217)
Net balance sheet carrying amount	$2,430,838	$3,278,845

(1)
The contractual annualized interest rate as of June 30, 2018 on the Term loan A facility and the revolving credit facility was 4.09%, which consisted of a floating eurodollar base rate of 2.09% plus a margin of 2.00%. However, the Company has interest rate swap contracts which effectively convert the floating eurodollar base rates on a portion of the amounts outstanding to a fixed base rate.

(2)	The Term loan B facility was completely repaid in 2018.

(3)	The Company had $906.0 million of available borrowing capacity on the revolver (not including the expansion feature) as of June 30, 2018.

(4)	Consists of $800.0 million principal amount of Senior Notes outstanding. The Senior Notes pay a fixed rate of 5.125% and mature on April 1, 2025.

(5)
Consists of a $2.5 million State of Connecticut economic development loan with a 3.00% fixed rate of interest. The loan was originated in 2012 and has a 10 year maturity. Principal payments are deferred for the first five years and the loan may be repaid at any time by the Company without penalty.

(6)
The average annual effective rates on the Company's total debt outstanding for the three and six months ended June 30, 2018, including the effect of its interest rate swaps discussed below, were 4.28% and 4.20%, respectively.

(7)
The deferred financing fees are being amortized to Interest expense, net over the term of the related debt obligation. The Company expensed approximately $6.9 million of additional deferred financing fees in the second quarter of 2018 related to the repayment of the Term loan B facility.

Interest Rate Swaps

The Company has fixed-for-floating interest rate swap contracts which it designates as accounting hedges of the forecasted interest payments on the Company’s variable rate borrowings. The Company pays base fixed rates on the swaps and in return receives a floating eurodollar base rate on 30 day notional borrowings. The Company accounts for the interest rate swaps as cash flow hedges in accordance with FASB ASC Topic 815. Since the swaps hedge forecasted interest payments, changes in the fair value of the swaps are recorded in accumulated other comprehensive income (loss), a component of equity, as long as the swaps continue to be highly effective hedges of the designated interest rate risk. Any ineffective portion of change in the fair value of the hedges is recorded in earnings. All of the Company's swaps were highly effective hedges of the forecasted interest payments as of June 30, 2018. The interest rate swaps had a total positive fair value (asset) to the Company of $22.4 million at June 30, 2018, which is deferred and recorded in Accumulated other comprehensive income, net of tax effect.

Note 8 — Equity

Share Repurchase Authorization

The Company has a $1.2 billion board approved authorization to repurchase the Company's common stock, of which $1.0 billion remained available as of June 30, 2018. The Company may repurchase its common stock from time to time in amounts and at prices the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases, private transactions or other transactions and will be funded from cash on hand and borrowings under the Company’s credit arrangement. The Company’s recent share repurchase activity is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Number of shares repurchased (1), (2)	524,435	101,614	763,703	320,366
Cash paid for repurchased shares (in thousands) (3)	$67,877	$11,808	$96,271	$33,786

(1) The average purchase price for repurchased shares was $131.23 and $127.29 for the three and six months ended June 30, 2018, respectively, and $116.20 and $105.46 for the three and six months ended June 30, 2017, respectively.

(2)	The number of shares repurchased for the three and six months ended June 30, 2018 includes shares repurchased in June 2018 that settled in July 2018.
(3) The cash paid for repurchased shares during the three and six months ended June 30, 2018 includes repurchases for both share-based compensation awards and open market purchases. There were no open market purchases during 2017.

Accumulated Other Comprehensive Income (Loss), net ("AOCI/L")

The following tables disclose information about changes in AOCI/L by component and the related amounts reclassified out of AOCI/L to income during the periods indicated (net of tax, in thousands) (1):

For the three months ended June 30, 2018:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – March 31, 2018	$12,597	$(5,805)	$25,433	$32,225
Changes during the period:
Change in AOCI/L before reclassifications to income (2)	4,005	—	295	4,300
Reclassifications from AOCI/L to income (3), (4), (5)	(321)	55	(60,310)	(60,576)
Other comprehensive income (loss) for the period	3,684	55	(60,015)	(56,276)
Balance – June 30, 2018	$16,281	$(5,750)	$(34,582)	$(24,051)

For the three months ended June 30, 2017:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – March 31, 2017	$(3,977)	$(5,749)	$(38,106)	$(47,832)
Changes during the period:
Change in AOCI/L before reclassifications to income	(3,528)	—	1,024	(2,504)
Reclassifications from AOCI/L to income (3), (4)	1,398	49	—	1,447
Other comprehensive income (loss) for the period	(2,130)	49	1,024	(1,057)
Balance – June 30, 2017	$(6,107)	$(5,700)	$(37,082)	$(48,889)

For the six months ended June 30, 2018:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2017	$2,483	$(5,861)	$4,886	$1,508
Changes during the period:
Change in AOCI/L before reclassifications to income (2)	13,370	—	20,842	34,212
Reclassifications from AOCI/L to income (3), (4), (5)	428	111	(60,310)	(59,771)
Other comprehensive income (loss) for the period	13,798	111	(39,468)	(25,559)
Balance – June 30, 2018	$16,281	$(5,750)	$(34,582)	$(24,051)

For the six months ended June 30, 2017:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2016	$(1,409)	$(5,797)	$(42,477)	$(49,683)
Changes during the period:
Change in AOCI/L before reclassifications to income	(6,921)	—	5,395	(1,526)
Reclassifications from AOCI/L to income (3), (4)	2,223	97	—	2,320
Other comprehensive income (loss) for the period	(4,698)	97	5,395	794
Balance – June 30, 2017	$(6,107)	$(5,700)	$(37,082)	$(48,889)

(1)	Amounts in parentheses represent debits (deferred losses).

(2)	The activity for interest rate swaps includes an immaterial impact from the Company's adoption of ASU No. 2018-02. See Note 1 - Business and Basis of Presentation for additional information.

(3)
The reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net of tax effect. See Note 10 – Derivatives and Hedging for information regarding the hedges.

(4)
The reclassifications related to defined benefit pension plans were recorded in Selling, general and administrative expense, net of tax effect. See Note 12 – Employee Benefits for information regarding the Company’s defined benefit pension plans.

(5)
The reclassifications related to foreign currency translation adjustments during the three and six months ended June 30, 2018 were recorded in Gain from divested operations. See Note 2 – Acquisitions and Divestitures for information regarding our divestitures during the second quarter of 2018.

Note 9 — Income Taxes

The provision for income taxes for the three months ended June 30, 2018 was an expense of $28.8 million on pretax income of $75.1 million compared to a benefit of $50.5 million on a pretax loss of $142.8 million in the three months ended June 30, 2017. The effective income tax rate was 38.4% for the three months ended June 30, 2018 and 35.4% for the same period in 2017. The quarter-over-quarter change in the effective income tax rate was primarily attributable to tax expense on the gain from divestitures in 2018 partially offset by a reduction in the U.S. tax rate effective for 2018.

The provision for income taxes for the six months ended June 30, 2018 was an expense of $5.5 million on pretax income of $32.2 million compared to a benefit of $38.4 million on a pretax loss of $94.3 million in the six months ended June 30, 2017. The effective income tax rate was 17.1% for the six months ended June 30, 2018 and 40.7% for the same period in 2017. The year-over-year change in the effective income tax rate was largely attributable to tax benefits from stock-based compensation during the first half of 2018 that decreased the tax rate on pretax income while such benefits in the first half of 2017 increased the tax rate on pretax losses. In addition to the impact of stock-based compensation, the change in the effective income tax rate was driven by a reduction in the U.S. tax rate effective for 2018 partially offset by tax expense on the gain from divestitures in 2018.
The Tax Cuts and Jobs Act (the "Act”) was enacted on December 22, 2017. Among other things, the Act reduced the U.S. federal corporation tax rate from 35% to 21% and requires companies to pay a one-time transition tax on accumulated deferred foreign income (“ADFI”) of foreign subsidiaries that were previously tax deferred. Upon enactment, we remeasured U.S. deferred tax assets and liabilities to reflect the reduced federal corporate tax rate, which reduced our 2017 income tax expense by $123.2 million. We also recorded a provisional amount for the one-time transition tax, which increased our 2017 income tax expense by $63.6 million.

During the three months ending June 30, 2018, we recorded an additional $0.7 million provisional expense for the estimated state income tax impact of the one-time transition tax. As of June 30, 2018, we have not completed our accounting for the tax effects of enactment of the Act given the need to obtain, prepare, and analyze various information largely pertinent to the determination of ADFI including, but not limited to, our post-1986 earnings and profits, foreign taxes and amounts held in cash or other specified assets on various measurement dates. As such, the amounts we have recorded are provisional as permitted by the SEC per Staff Accounting Bulletin No. 118 and could change materially. We expect to complete our accounting for the Act by the fourth quarter of 2018 as we complete our analysis and receive additional guidance from the U.S. Government pertaining to the Act.

The Act also created a new tax on global intangible low-taxed income ("GILTI") attributable to foreign subsidiaries. Companies have the option to account for the GILTI tax as a period cost in the period incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as a result of the GILTI provisions. The Company has not yet determined its accounting policy election with respect to GILTI. We have, however, included an estimate of the current year GILTI tax impact in the 2018 tax provision calculation.

The Company had gross unrecognized tax benefits of $60.3 million at both June 30, 2018 and December 31, 2017. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $5.2 million within the next 12 months, due to the anticipated closure of audits and the expiration of certain statutes of limitation.

In July 2015, the United States Tax Court (the “Court”) issued an opinion relating to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement. In its opinion, the Court held that affiliated companies may exclude stock-based compensation expense from their cost-sharing arrangement. The Internal Revenue Service appealed the decision and, on July 24, 2018, the appellate court ruled in favor of the Internal Revenue Service. The affected taxpayer has 90 days to petition for review by the Supreme Court. Because of uncertainty related to the final resolution of this litigation and the recognition of potential benefits to the Company, the Company has not recorded any financial statement benefit associated with this matter. The Company will monitor developments related to this case and the potential impact of those developments on the Company’s consolidated financial statements.

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

June 30, 2018
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Gain Recorded in AOCI/L
Interest rate swaps (1)	5	$1,400,000	$22,380	Other assets	$16,281
Foreign currency forwards (2)	44	343,666	(401)	Accrued liabilities	—
Total	49	$1,743,666	$21,979		$16,281

December 31, 2017
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Gain Recorded in AOCI/L
Interest rate swaps (1)	5	$1,400,000	$3,412	Other assets	$2,483
Foreign currency forwards (2)	137	686,764	448	Other current assets	—
Total	142	$2,086,764	$3,860		$2,483

(1)
The swaps have been designated and are accounted for as cash flow hedges of the forecasted interest payments on borrowings. As a result, changes in the fair value of the swaps are deferred and recorded in AOCI/L, net of tax effect (see Note 7 — Debt for additional information).

(2)
The Company has foreign exchange transaction risk since it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other income (expense), net since the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding contracts at June 30, 2018 matured by the end of July 2018.

(3)	See Note 11 — Fair Value Disclosures for the determination of the fair value of these instruments.

At June 30, 2018, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties, and none of the derivative contracts contained credit-risk related contingent features. The following table provides information regarding amounts recognized in the Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amount recorded in:	2018	2017	2018	2017
Interest (income) expense, net (1)	$(355)	$2,331	$589	$3,706
Other expense, net (2)	8,907	585	1,675	804
Total expense, net	$8,552	$2,916	$2,264	$4,510

(1)	Consists of interest (income) expense from interest rate swap contracts.

(2)	Consists of net realized and unrealized gains and losses on foreign currency forward contracts.

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

The following table presents the fair value of certain financial assets and liabilities (in thousands):

Description:	June 30, 2018	December 31, 2017
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$17,743	$29,108
Total Level 1 inputs	17,743	29,108
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	54,303	59,017
Foreign currency forward contracts (2)	320	2,053
Interest rate swap contracts (3)	22,380	3,412
Total Level 2 inputs	77,003	64,482
Total Assets	$94,746	$93,590
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$76,828	$89,900
Foreign currency forward contracts (2)	721	1,605
Senior Notes due 2025 (4)	795,072	837,560
Total Level 2 inputs	872,621	929,065
Total Liabilities	$872,621	$929,065

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

Note 12 — Employee Benefits

Defined-Benefit Pension Plans

The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company’s defined-benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $0.9 million and $1.6 million for the three and six months ended June 30, 2018, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2017, respectively.

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

The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of June 30, 2018, the Company did not have any material payment obligations under any such indemnification agreements.

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

Business Divestitures

In the second quarter of 2018, the Company divested its CEB Talent Assessment business and its CEB Workforce Survey and Analytics business. These two businesses were acquired on April 5, 2017 as part of the CEB acquisition and were reported with the Talent Assessment & Other segment. As a result of these divestitures, the Company changed the name of the Talent Assessment & Other segment to Other. Additional information regarding these divestitures is included in Note 2 — Acquisitions and Divestitures while additional information regarding our segments is included in Note 5 — Segment Information in the Notes to Condensed Consolidated Financial Statements.

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

We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. Additionally, our quarterly and annual revenues, operating income, and cash flows fluctuate as a result of many factors, including: the timing of our Symposium/ITxpo series that normally occurs during the fourth quarter, as well as our other events; the amount of new business generated, including from acquisitions; the mix of domestic and international business; domestic and international economic conditions; changes in market demand for our products and services; changes in foreign currency rates; the timing of the development, introduction and marketing of new products and services; competition in the industry; the payment of performance compensation; and other factors. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results. A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of the 2017 Form 10-K, which is incorporated herein by reference.

Forward-looking statements are subject to risks, estimates and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the Risk Factors described in our 2017 Form 10-K. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

BUSINESS OVERVIEW

Gartner, Inc. (NYSE: IT) is the world’s leading research and advisory company and a member of the S&P 500. We equip business leaders with indispensable insights, advice and tools to achieve their mission-critical priorities and build the successful organizations of tomorrow. We believe our unmatched combination of expert-led, practitioner-sourced and data-driven research steers clients toward the right decisions on the issues that matter most. We’re trusted as an objective resource and critical partner by more than 15,000 organizations in more than 100 countries across all major functions, in every industry and enterprise size. Gartner is headquartered in Stamford, Connecticut, U.S.A. and, as of June 30, 2018, we had more than 14,000 associates.

Gartner delivers its products and services globally through four business segments: Research, Events, Consulting and Other:

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

•
Other currently includes the Challenger sales training business, which provides sales training and related assessment tools, and certain other miscellaneous activities. The Company divested the majority of the operations in this segment in the second quarter of 2018.

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

Events	Number of destination events represents the total number of hosted destination events completed during the period. Single day, local events are excluded.

Number of destination events attendees represents the total number of people who attend destination events. Single day, local events are excluded.

Consulting	Consulting backlog represents future revenue to be derived from in-process consulting and measurement engagements.

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

We had total revenues of $1.0 billion in the second quarter of 2018, an increase of 19% compared to the second quarter of 2017. Quarter-over-quarter revenues for Research, Events and Consulting increased 26%, 22% and 5%, respectively, during the second quarter of 2018. The Company's Other segment contributed $23.3 million and $47.1 million of revenues during the second quarter of 2018 and 2017, respectively, with the decline due to non-core divestitures we made in this segment in the second quarter of 2018. For a more complete discussion of our results by segment, see Segment Results below.

For the second quarter of 2018, we had a net income of $46.3 million and diluted income per share of $0.50. Cash provided by operating activities was $176.7 million and $82.7 million during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had $141.8 million of cash and cash equivalents and $906.0 million of available borrowing capacity on our revolving credit facility. For a more complete discussion of our cash flows and financial position, see Liquidity and Capital Resources below.

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

Revenue recognition — On January 1, 2018, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" ("ASU No. 2014-09"). ASU No. 2014-09 and related amendments required changes in revenue recognition policies as well as enhanced disclosures. Among other things, ASU No. 2014-09 requires a five-step evaluative process that consists of:

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

•
Consulting revenues are principally generated from fixed fee and time and material engagements. Revenues from fixed fee contracts are recognized as we work to satisfy our performance obligations. Revenues from time and materials engagements are recognized as work is delivered and/or services are provided. Revenues related to contract optimization contracts are contingent in nature and are only recognized upon satisfaction of all conditions related to their payment.

•	Other revenues attributable to the Challenger sales training business are recorded when the training is provided and over the service period for other offerings.

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

The following table presents our total fees receivable and the related allowance for losses (in thousands):

	June 30, 2018	December 31, 2017
Total fees receivable (1)	$1,091,190	$1,189,543
Allowance for losses (2)	(7,200)	(12,700)
Fees receivable, net	$1,083,990	$1,176,843

(1)
Total fees receivable at December 31, 2017 included $26.7 million of contract assets. As a result of the Company's adoption of ASU No. 2014-09 on January 1, 2018, contract assets are now included in Prepaid expenses and other current assets on the Company's Condensed Consolidated Balance Sheet at June 30, 2018.

(2) The allowance for losses at December 31, 2017 included $6.2 million that was attributable to the Company's revenue reserve. As a result of the Company's adoption of ASU No. 2014-09 on January 1, 2018, the revenue reserve balance is now included in Accounts payable and accrued liabilities on the Company's Condensed Consolidated Balance Sheet at June 30, 2018.

Goodwill and other intangible assets — When we acquire a business, we determine the fair value of the assets acquired and liabilities assumed on the date of acquisition, which may include a significant amount of intangible assets such as customer relationships, software, and content, as well as resulting goodwill. When determining the fair values of the acquired intangible assets, we consider, among other factors, analyses of historical financial performance and an estimate of the future performance of the acquired business. The fair values of the acquired intangible assets are primarily calculated using an income approach that relies on discounted cash flows. This method starts with a forecast of the expected future net cash flows for the asset and then adjusts the forecast to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. We consider this approach to be the most appropriate valuation technique because the inherent value of an acquired intangible asset is its ability to generate future income. In a typical acquisition, we engage a third-party valuation expert to assist us with the fair value analyses for acquired intangible assets.

Determining the fair values of acquired intangible assets requires us to exercise significant judgment. We select reasonable estimates and assumptions based on evaluating a number of factors, including, but not limited to, marketplace participants, consumer awareness and brand history. Additionally, there are significant judgments inherent in discounted cash flows such as estimating the amount and timing of projected future cash flows, the selection of appropriate discount rates, hypothetical royalty rates and contributory asset capital charges. Specifically, the selected discount rates are intended to reflect the risk inherent in the projected future cash flows generated by the underlying acquired intangible assets.

Determining an acquired intangible asset's useful life also requires significant judgment and is based on evaluating a number of factors, including, but not limited to, the expected use of the asset, historical client retention rates, consumer awareness and trade name history, as well as any contractual provisions that could limit or extend an asset's useful life.

The Company evaluates recorded goodwill in accordance with FASB Accounting Standards Codification ("ASC") Topic 350, which requires goodwill to be assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. In addition, an impairment evaluation of our amortizable intangible assets may also be performed if events or circumstances indicate potential impairment. Among the factors that could trigger an impairment review are current operating results that do not align with our annual plan or historical performance; changes in our strategic plan or the use of our assets; restructuring charges or other changes in our business segments; competitive pressures and changes in the general economy or in the markets in which we operate; and a significant decline in our stock price and our market capitalization relative to our net book value.

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

We conducted a qualitative assessment of the fair value of all of the Company's reporting units during the quarter ended September 30, 2017. Our assessment determined that the fair values of the Company's reporting units continue to exceed their respective carrying values and, as a result, no goodwill impairment was indicated. Note 6 — Goodwill and Intangible Assets in the Notes to Condensed Consolidated Financial Statements provides additional information regarding goodwill and amortizable intangible assets.

Accounting for income taxes — The Company uses the asset and liability method of accounting for income taxes. We estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating our current tax expense or benefit together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. When assessing the realizability of deferred tax assets, we consider if it is more likely than not that some or all of the deferred tax assets will not be realized. In making this assessment, we consider the availability of loss carryforwards, projected reversals of deferred tax liabilities, projected future taxable income, and ongoing prudent and feasible tax planning strategies. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position.

The Company adopted FASB Accounting Standards Update No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory," on January 1, 2018. Note 1 — Business and Basis of Presentation in the Notes to Condensed Consolidated Financial Statements provides information regarding our adoption of this accounting standard and its impact.

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

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Income Increase (Decrease) $	Income Increase (Decrease) %
Total revenues	$1,001,336	$843,731	$157,605	19%
Costs and expenses:
Cost of services and product development	367,637	352,004	(15,633)	(4)
Selling, general and administrative	460,803	408,226	(52,577)	(13)
Depreciation	16,711	18,057	1,346	7
Amortization of intangibles	50,127	65,500	15,373	23
Acquisition and integration charges	19,962	98,332	78,370	80
Operating income (loss)	86,096	(98,388)	184,484	>100
Interest expense, net	(37,604)	(43,956)	6,352	14
Gain from divested operations	25,460	—	25,460	>100
Other income (expense), net	1,120	(407)	1,527	>100
Provision (benefit) for income taxes	28,802	(50,470)	(79,272)	>(100)
Net income (loss)	$46,270	$(92,281)	$138,551	>100%

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	$1,964,901	$1,468,900	$496,001	34%
Costs and expenses:
Cost of services and product development	724,846	589,613	(135,233)	(23)
Selling, general and administrative	948,548	712,470	(236,078)	(33)
Depreciation	33,121	28,297	(4,824)	(17)
Amortization of intangibles	101,773	71,790	(29,983)	(42)
Acquisition and integration charges	79,228	111,604	32,376	29
Operating income (loss)	77,385	(44,874)	122,259	>100
Interest expense, net	(72,663)	(49,862)	(22,801)	(46)
Gain from divested operations	25,460	—	25,460	>100
Other income, net	2,019	482	1,537	>100
Provision (benefit) for income taxes	5,518	(38,406)	(43,924)	>(100)
Net income (loss)	$26,683	$(55,848)	$82,531	>100%

Total revenues for the three months ended June 30, 2018 increased by $157.6 million, to $1.0 billion, an increase of 19% compared to the same period in 2017 on a reported basis and 16% excluding the foreign currency impact. Total revenues for the six months ended June 30, 2018 increased by $496.0 million, to $2.0 billion, an increase of 34% compared to the same period in 2017 on a reported basis and 30% excluding the foreign currency impact. A substantial portion of the increased total revenue for the six months ended June 30, 2018 compared to the same period in 2017 is due to the CEB acquisition in early April 2017. Please refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development was $367.6 million during the three months ended June 30, 2018, an increase of $15.6 million compared to the same period in 2017, or 4% on a reported basis and 3% excluding the foreign currency impact. This increase was primarily due to higher payroll and related benefits costs resulting from increased headcount. Cost of services and product development as a percent of revenues was 37% and 42% during the three months ended June 30, 2018 and 2017, respectively.

For the six months ended June 30, 2018, cost of services and product development was $724.8 million, an increase of $135.2 million compared to the same period in 2017, or 23% on a reported basis and 20% excluding the foreign currency impact. This increase was primarily due to the same factors that caused the 2018 quarterly increase, as well as incremental payroll and related benefits costs from the CEB acquisition. Cost of services and product development as a percent of revenues was 37% and 40% during the six months ended June 30, 2018 and 2017, respectively.

Selling, general and administrative (“SG&A”) expense was $460.8 million during the three months ended June 30, 2018, an increase of $52.6 million compared to the same period in 2017, or 13% on a reported basis and 11% excluding the foreign currency impact. This increase was primarily due to (i) higher commissions from increased sales bookings and (ii) more payroll and related benefits costs, which were driven mostly by increased headcount, partially offset by a reduction in SG&A expense resulting from certain businesses that were divested during the three months ended June 30, 2018. The overall headcount growth includes increases in quota-bearing sales associates at Global Technology Sales and Global Business Sales to 2,801 and 794, respectively, at June 30, 2018. On a combined basis, the total number of quota-bearing sales associates increased by 12% when compared to June 30, 2017. SG&A expense as a percent of revenues was 46% and 48% during the three months ended June 30, 2018 and 2017, respectively.

For the six months ended June 30, 2018, SG&A expense was $948.5 million, an increase of $236.1 million compared to the same period in 2017, or 33% on a reported basis and 30% excluding the foreign currency impact. This increase was primarily due to the same factors that caused the 2018 quarterly increase, as well as (i) incremental costs from the CEB acquisition and (ii) higher facilities and corporate costs. SG&A expense as a percent of revenues was 48% and 49% during the six months ended June 30, 2018 and 2017, respectively.

Depreciation declined by $1.3 million during the three months ended June 30, 2018 and increased by $4.8 million during the six months ended June 30, 2018 when compared to the same periods in 2017. The decrease in depreciation during the 2018 three month period was due to certain businesses that were divested in the three months ended June 30, 2018. The increase in depreciation during the 2018 six month period was due to property, equipment and leasehold improvements acquired with CEB and additional Gartner investments.

Amortization of intangibles declined by $15.4 million during the three months ended June 30, 2018 and increased by $30.0 million during the six months ended June 30, 2018 when compared to the same periods in 2017. The decrease in amortization of intangibles during the 2018 three month period was due to certain businesses that were divested in the three months ended June 30, 2018. The increase in amortization of intangibles during the 2018 six month period was due to additional amortization recorded in connection with our 2017 acquisitions.

Acquisition and integration charges were $78.4 million and $32.4 million lower in the three and six months ended June 30, 2018, respectively, than the same periods in 2017. Acquisition and integration charges reflect additional costs and expenses resulting from our acquisitions and include professional fees, severance, stock-based compensation charges and accruals for exit costs for certain office space in Arlington, Virginia related to our acquisition of CEB that the Company does not intend to occupy. During 2018, exit costs represent the single largest component of our acquisition and integration charges. Our acquisition and integration charges declined during each of the 2018 periods because the Company's most recently completed acquisitions occurred during the first half of 2017.

During the three months ended June 30, 2018, our operating income was $86.1 million compared to an operating loss of $98.4 million for the same period in 2017. The improvement in profitability during the second quarter of 2018 reflects several factors, including: (i) higher segment contribution margins, primarily in our Research and Events segments, and to a lesser extent, in Consulting; (ii) substantially lower amortization of intangibles; and (iii) reduced acquisition and integration charges, all of which were partially offset by higher cost of services and product development and SG&A expense.

During the six months ended June 30, 2018, our operating income was $77.4 million compared to an operating loss of $44.9 million for the same period in 2017. The improvement in profitability during the 2018 six month period was due to the same factors as the second quarter of 2018, except that (i) amortization of intangibles increased during the 2018 six month period and (ii) the Consulting segment contribution margin was slightly lower.

Interest expense, net declined by $6.4 million during the three months ended June 30, 2018 and increased by $22.8 million during the six months ended June 30, 2018 when compared to the same periods in 2017. These changes reflect the Company's average outstanding borrowings during each of the 2018 and 2017 periods and significant principal repayments on our debt subsequent to the completion of the CEB acquisition.

Gain from divested operations of $25.5 million during the three and six months ended June 30, 2018 was due to the sale of certain business units and other miscellaneous assets. Additional information is included in Note 2 — Acquisitions and Divestitures while additional information regarding our segments is included in Note 5 — Segment Information in the Notes to Condensed Consolidated Financial Statements.

Other income (expense), net for the periods presented herein primarily reflects the net impact of foreign currency gains and losses from our hedging activities, as well as sales of certain state tax credits and the recognition of other tax incentives.

The provision for income taxes for the three months ended June 30, 2018 was an expense of $28.8 million on pretax income of $75.1 million compared to a benefit of $50.5 million on a pretax loss of $142.8 million in the three months ended June 30, 2017. The effective income tax rate was 38.4% for the three months ended June 30, 2018 and 35.4% for the same period in 2017. The quarter-over-quarter change in the effective income tax rate was primarily attributable to tax expense on the gain from divestitures in 2018 partially offset by a reduction in the U.S. tax rate effective for 2018.

The provision for income taxes for the six months ended June 30, 2018 was an expense of $5.5 million on pretax income of $32.2 million compared to a benefit of $38.4 million on a pretax loss of $94.3 million in the six months ended June 30, 2017. The effective income tax rate was 17.1% for the six months ended June 30, 2018 and 40.7% for the same period in 2017. The year-over-year change in the effective income tax rate was largely attributable to tax benefits from stock-based compensation during the first half of 2018 that decreased the tax rate on pretax income while such benefits in the first half of 2017 increased the tax rate on pretax losses. In addition to the impact of stock-based compensation, the change in the effective income tax rate was driven by a reduction in the U.S. tax rate effective for 2018 partially offset by tax expense on the gain from divestitures in 2018.

Net income during the three months ended June 30, 2018 was $46.3 million compared to a net loss of $92.3 million for the same period in 2017. During the six months ended June 30, 2018, net income was $26.7 million compared to a net loss of $55.8 million for the same period in 2017. Additionally, our diluted income per share increased by $1.53 and $0.94 during the three and six months ended June 30, 2018, respectively, when compared to the same periods in 2017. These quarter-over-quarter and year-over-year changes reflect an improvement in our operating profitability and the gain from divested operations, partially offset by an increase in tax provisions and higher interest expense during the 2018 six month period.

SEGMENT RESULTS

We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income (loss), excluding certain Cost of services and product development charges, SG&A expenses, Depreciation, Acquisition and integration charges, and Amortization of intangibles. Gross contribution margin is defined as gross contribution as a percent of revenues.

Business Divestitures

In the second quarter of 2018, the Company divested its CEB Talent Assessment business and its CEB Workforce Survey and Analytics business. These two businesses were acquired on April 5, 2017 as part of the CEB acquisition and were reported with the Talent Assessment & Other segment. As a result of these divestitures, the Company changed the name of the Talent Assessment & Other segment to Other. Additional information regarding these divestitures is included in Note 2 — Acquisitions and Divestitures while additional information regarding our segments is included in Note 5 — Segment Information in the Notes to Condensed Consolidated Financial Statements.

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

•
Other currently includes the Challenger sales training business, which provides sales training and related assessment tools, and certain other miscellaneous activities. As discussed above, the Company divested the majority of the operations in this segment in the second quarter of 2018.

The sections below present the results of these four reportable business segments.

Research

	As Of And For The Three Months Ended June 30, 2018	As Of And For The Three Months Ended June 30, 2017	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2018	As Of And For The Six Months Ended June 30, 2017	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$770,314	$613,732	$156,582	26%	$1,534,238	$1,125,038	$409,200	36%
Gross contribution (1)	$532,910	$400,571	$132,339	33%	$1,064,367	$751,684	$312,683	42%
Gross contribution margin	69%	65%	4 points	—	69%	67%	2 points	—

Business Measurements:
Global Technology Sales (2):
Contract value (1), (3)	$2,329,000	$2,045,000	$284,000	14%
Client retention	82%	83%	(1) point	—
Wallet retention	105%	104%	1 point	—
Global Business Sales (2):
Contract value (1), (3)	$611,000	$587,000	$24,000	4%
Client retention	83%	79%	4 points	—
Wallet retention	97%	97%	—	—

(1)	Dollars in thousands.

(2)	Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.

(3)	Contract values are on a foreign exchange neutral basis.

Research revenues increased by $156.6 million during the three months ended June 30, 2018 compared to the same period in 2017, or 26% on a reported basis and 23% excluding the foreign currency impact. The gross contribution margin improved by four points during the three months ended June 30, 2018, which was primarily due to improvement in margins for our premium services and the reduced effect from the CEB acquisition deferred revenue fair value accounting adjustments in 2018.

For the six months ended June 30, 2018, Research revenues increased by $409.2 million compared to the same period in 2017, or 36% on a reported basis and 33% excluding the foreign currency impact. The gross contribution margin improved by two points during the six months ended June 30, 2018, which was primarily due to the same factors that caused the 2018 quarterly improvement.

On a foreign currency neutral basis, Global Technology Sales ("GTS") and Global Business Sales ("GBS") contract values increased 14% and 4%, respectively, at June 30, 2018 when compared to June 30, 2017. Total contract value increased to $2.9 billion at June 30, 2018, or 12%. Total contract value at June 30, 2018 increased by double-digits across nearly all of the Company’s client sizes and half of its industry segments when compared to June 30, 2017.

GTS client retention was 82% and 83% as of June 30, 2018 and 2017, respectively, while wallet retention was 105% and 104%, respectively. GBS client retention was 83% and 79% as of June 30, 2018 and 2017, respectively, while wallet retention was 97% for both periods. The number of GTS and GBS client enterprises increased by 6% and 1%, respectively, at June 30, 2018 when compared to June 30, 2017.

Events

	As Of And For The Three Months Ended June 30, 2018	As Of And For The Three Months Ended June 30, 2017	Increase (Decrease)	Percentage Increase (Decrease)	As Of and For The Six Months Ended June 30, 2018	As Of and For The Six Months Ended June 30, 2017	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$111,253	$91,205	$20,048	22%	$157,340	$126,474	$30,866	24%
Gross contribution (1)	$63,461	$49,735	$13,726	28%	$79,651	$63,302	$16,349	26%
Gross contribution margin	57%	55%	2 points	—	51%	50%	1 point	—

Business Measurements:
Number of destination events (2)	24	26	(2)	(8)%	38	37	1	3%
Number of destination events attendees (2)	20,896	18,539	2,357	13%	32,539	27,574	4,965	18%

(1)	Dollars in thousands.

(2)	Single day, local events are excluded.

Events revenues increased by $20.0 million during the three months ended June 30, 2018 compared to the same period in 2017, or 22% on a reported basis and 21% excluding the foreign currency impact. Both attendee and exhibitor revenues increased by double-digits during the second quarter of 2018. We held 24 events during the three months ended June 30, 2018 with a 13% increase in the number of attendees and a 4% increase in exhibitors compared to the same period in 2017, while the average revenue per attendee and exhibitor increased by 6% and 8%, respectively. The segment gross contribution margin improved by two points during the three months ended June 30, 2018 compared to the same period in 2017 due to greater profitability at our ongoing events, which was primarily driven by increased attendee and exhibitor participation and improvements in our revenue per attendee and per exhibitor, as well as our continuing efforts to efficiently manage our event-related expenses.

For the six months ended June 30, 2018, Events revenues increased by $30.9 million compared to the same period in 2017, or 24% on a reported basis and 22% excluding the foreign currency impact. We held 38 events during the six months ended June 30, 2018 with an 18% increase in the number of attendees and a 5% increase in exhibitors compared to the same period in 2017, while the average revenue per attendee and exhibitor increased by 3% and 11%, respectively. The segment gross contribution margin improved by one point during the six months ended June 30, 2018 compared to the same period in 2017 due to the same drivers as the quarter increase.

Consulting

	As Of And For The Three Months Ended June 30, 2018	As Of And For The Three Months Ended June 30, 2017	Increase (Decrease)	Percentage Increase (Decrease)	As Of and For The Six Months Ended June 30, 2018	As Of and For The Six Months Ended June 30, 2017	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$96,458	$91,693	$4,765	5%	$179,354	$170,287	$9,067	5%
Gross contribution (1)	$33,693	$31,433	$2,260	7%	$57,817	55,370	$2,447	4%
Gross contribution margin	35%	34%	1 point	—	32%	33%	(1) point	—

Business Measurements:
Backlog (1)	$105,600	$91,000	$14,600	16%
Billable headcount	710	667	43	6%
Consultant utilization	67%	65%	2 points	—	66%	65%	1 point	—
Average annualized revenue per billable headcount (1)	$397	$378	$19	5%	$391	$369	$22	6%

(1)	Dollars in thousands.

Consulting revenues increased 5% during the three months ended June 30, 2018 compared to the same period in 2017 on a reported basis and 2% excluding the foreign currency impact, with revenue improvements in labor-based core consulting partially offset by a decline in contract optimization revenue. The segment gross contribution margin was 35% and 34% for the three months ended June 30, 2018 and 2017, respectively. The higher margin during the second quarter of 2018 was primarily due to improvements in our core consulting business partially offset by lower contract optimization revenue, which has a higher contribution margin than our labor-based core consulting. For the six months ended June 30, 2018, Consulting revenues increased 5% compared to the same period in 2017 on a reported basis and 2% excluding the foreign currency impact, while the segment gross contribution margin declined by one point.

Backlog increased by $14.6 million, or 16%, from June 30, 2017 to June 30, 2018. The $105.6 million of backlog at June 30, 2018 represented approximately four months of backlog, which is in line with the Company's operational target.

Other

In the second quarter of 2018, the Company divested its CEB Talent Assessment business and its CEB Workforce Survey and Analytics business. These two businesses were acquired on April 5, 2017 as part of the CEB acquisition and were reported with the Talent Assessment & Other segment. As a result of these divestitures, the Company changed the name of the Talent Assessment & Other segment to Other. Additional information regarding these divestitures is included in Note 2 — Acquisitions and Divestitures while additional information regarding our segments is included in Note 5 — Segment Information in the Notes to Condensed Consolidated Financial Statements.

	As Of And For The Three Months Ended June 30, 2018	As Of And For The Three Months Ended June 30, 2017	Increase (Decrease)	Percentage Increase (Decrease)	As Of and For The Six Months Ended June 30, 2018	As Of and For The Six Months Ended June 30, 2017	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$23,311	$47,101	$(23,790)	(51)%	$93,969	$47,101	$46,868	100%
Gross contribution (1)	$15,104	17,297	(2,193)	(13)%	$58,148	17,297	40,851	>100
Gross contribution margin	65%	37%	28 points	—	62%	37%	25 points	—

(1)	Dollars in thousands.

Other segment revenues declined by $23.8 million during the three months ended June 30, 2018 compared to the same period in 2017, or 51% on a reported basis, due to the divestitures of the CEB Talent Assessment and CEB Workforce Survey and Analytics businesses. The gross contribution margin improved by 28 points during the three months ended June 30, 2018, which was primarily due to the reduced effect from the CEB acquisition deferred revenue fair value accounting adjustments in 2018. Other segment revenues increased by $46.9 million during the six months ended June 30, 2018 compared to the same period in 2017 and the related 2018 gross contribution margin improved by 25 points.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and borrowings. Note 7 — Debt in the Notes to Condensed Consolidated Financial Statements herein provides additional information regarding the Company's outstanding debt obligations. At June 30, 2018, we had $141.8 million of cash and cash equivalents and $906.0 million of available borrowing capacity on the revolving credit facility under our 2016 Credit Agreement. We believe that the Company has adequate liquidity to meet its currently anticipated needs.

We have historically generated significant cash flows from our operating activities. Our operating cash flow has been continuously maintained by the leverage characteristics of our subscription-based business model in our Research segment, which is our largest business segment and historically has constituted the majority of our total revenues. The majority of our Research customer contracts are paid in advance, and combined with a strong customer retention rate and high incremental margins, has resulted in continuously strong operating cash flow. Cash flow generation has also benefited from our ongoing efforts to improve the operating efficiencies of our businesses as well as a focus on the optimal management of our working capital as we increase sales.

Our cash and cash equivalents are held in numerous locations throughout the world with 92% held overseas as of June 30, 2018. The Company intends to reinvest substantially all of its accumulated undistributed foreign earnings, except in instances in which repatriation would result in minimal additional tax. As a result of the U.S. Tax Cuts and Jobs Act of 2017, we believe that the income tax impact if such earnings were repatriated would be minimal.

The following table summarizes the changes in the Company’s cash balances for the periods indicated (in thousands):

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Cash Increase (Decrease)
Cash provided by operating activities	$176,747	$82,718	$94,029
Cash provided by (used in) investing activities	366,416	(2,645,805)	3,012,221
Cash (used in) provided by financing activities	(947,253)	2,685,894	(3,633,147)
Net (decrease) increase in cash and cash equivalents and restricted cash	(404,090)	122,807	(526,897)
Effects of exchange rates	(3,012)	10,406	(13,418)
Beginning cash and cash equivalents and restricted cash	567,058	499,354	67,704
Ending cash and cash equivalents and restricted cash (1)	$159,956	$632,567	$(472,611)

(1) The June 30, 2018 ending cash balance of $160.0 million consists of $141.8 million of cash and cash equivalents and $18.2 million of restricted cash.

Operating

Cash provided by operating activities was $176.7 million compared to $82.7 million during the six months ended June 30, 2018 and 2017, respectively. The year-over-year increase was primarily driven by net income in the 2018 period compared to a loss in the 2017 period. The higher net income in the 2018 period was partially offset by higher cash payments for interest on our borrowings and to a lesser extent, a decline in our working capital.

Investing

Cash provided by investing activities was $366.4 million during the six months ended June 30, 2018, with $406.5 million in net cash realized from business unit divestitures and other miscellaneous asset sales, partially offset by $40.1 million of capital expenditures. In the 2017 period, cash used in investing activities was $2.6 billion, primarily due to business acquisitions.

Financing

Cash used in financing activities was $947.3 million during the six months ended June 30, 2018 compared to cash provided of $2.7 billion during the same period in 2017. During the 2018 period, the Company used $858.6 million in cash for debt principal repayments and used $96.3 million in cash for share repurchases. During the 2017 period, the Company borrowed approximately $2.9 billion and paid (i) $119.8 million in debt principal repayments, (ii) $51.2 million for deferred financing fees on debt, and (iii) $33.8 million for share repurchases.

OBLIGATIONS AND COMMITMENTS

Debt

As of June 30, 2018, the Company had $2.5 billion of principal amount of debt outstanding. Note 7 — Debt in the Notes to the Condensed Consolidated Financial Statements provides additional information regarding the Company's debt obligations.

Off-Balance Sheet Arrangements

Through June 30, 2018, we have not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

As of June 30, 2018, the Company had approximately $2.5 billion in total debt principal outstanding. Note 7 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company's debt obligations.

Approximately $1.7 billion of the Company's total debt outstanding as of June 30, 2018 was based on a floating base rate of interest, which potentially exposes the Company to increases in interest rates. However, we partially reduce our overall exposure to changes in interest rates through our interest rate swap contracts, which effectively convert the floating base interest rate on a portion of these variable rate borrowings to fixed rates. Thus we are exposed to base interest rate risk on floating rate borrowings only in excess of any amounts that are not hedged, and at June 30, 2018, the amount of such unhedged borrowings was approximately $300.0 million. As an indication of our potential exposure to changes in interest rates, a hypothetical 25 basis point increase or decrease in interest rates could change our annual pre-tax interest expense by approximately $0.8 million.

FOREIGN CURRENCY RISK

A significant portion of our revenues are earned outside of the U.S., and as a result we conduct business in numerous currencies other than the U.S. dollar. Among the major foreign currencies in which we conduct business are the Euro, the British Pound, the Japanese Yen, the Australian dollar, and the Canadian dollar. The reporting currency of our consolidated financial statements is the U.S. dollar. As the values of the foreign currencies in which we operate fluctuate over time relative to the U.S. dollar, the Company is exposed to both foreign currency translation and transaction risk.

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars since the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At June 30, 2018, we had $141.8 million of cash and cash equivalents, a portion of which was denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on June 30, 2018 would have increased or decreased by approximately $13.0 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings since movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when our foreign subsidiaries enter into transactions that are denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding currency contracts as of June 30, 2018 had an immaterial net unrealized loss.

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

Management conducted an evaluation, as of June 30, 2018, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

The following table summarizes the repurchases of our outstanding common stock during the three months ended June 30, 2018 pursuant to our $1.2 billion share repurchase authorization and pursuant to the settlement of share-based compensation awards:

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans Or Programs (in billions)
2018
April	19,720	$117.73
May	411,892	131.50
June	92,823	132.89
Total for the quarter (1)	524,435	$131.23	$1.0

(1) Shares repurchased during the three months ended June 30, 2018 included repurchases for both share-based compensation awards and open market purchases.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

10.1*+	Form of Restricted Stock Unit Agreement for Non-Employee Directors

31.1*	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2*	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32*	Certification under 18 U.S.C. 1350.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2018 and 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (v) the Notes to Condensed Consolidated Financial Statements.

* Filed with this report.
+ Management compensation plan or arrangement.

Items 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date:	August 1, 2018	/s/ Craig W. Safian
Craig W. Safian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)