Form 10-Q
period 2018-09-30
GARTNER INC
filed 2018-11-01
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (check one):

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

As of October 29, 2018, 90,893,218 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except share data)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$210,997	$538,908
Fees receivable, net of allowances of $7,700 and $12,700, respectively	979,181	1,176,843
Deferred commissions	166,726	205,260
Prepaid expenses and other current assets	178,436	124,632
Assets held-for-sale	—	542,965
Total current assets	1,535,340	2,588,608
Property, equipment and leasehold improvements, net	246,061	221,507
Goodwill	2,910,849	2,987,294
Intangible assets, net	1,085,736	1,292,022
Other assets	166,831	193,742
Total Assets	$5,944,817	$7,283,173
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$599,655	$666,821
Deferred revenues	1,650,647	1,630,198
Current portion of long-term debt	93,294	379,721
Liabilities held-for-sale	—	145,845
Total current liabilities	2,343,596	2,822,585
Long-term debt, net of deferred financing fees	2,077,466	2,899,124
Other liabilities	582,207	577,999
Total Liabilities	5,003,269	6,299,708
Stockholders’ Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	1,810,545	1,761,383
Accumulated other comprehensive (loss) income, net	(22,684)	1,508
Accumulated earnings	1,671,412	1,647,284
Treasury stock, at cost, 72,708,667 and 72,779,205 common shares, respectively	(2,517,807)	(2,426,792)
Total Stockholders’ Equity	941,548	983,465
Total Liabilities and Stockholders’ Equity	$5,944,817	$7,283,173

See the accompanying notes to condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Research	$774,188	$653,443	$2,308,426	$1,778,481
Events	57,141	44,953	214,481	171,427
Consulting	78,752	72,117	258,106	242,404
Other	11,593	57,572	105,562	104,673
Total revenues	921,674	828,085	2,886,575	2,296,985
Costs and expenses:
Cost of services and product development	336,112	332,207	1,060,958	921,820
Selling, general and administrative	447,537	421,163	1,396,085	1,133,633
Depreciation	17,335	17,340	50,456	45,637
Amortization of intangibles	50,852	51,224	152,625	123,014
Acquisition and integration charges	17,114	30,500	96,342	142,104
Total costs and expenses	868,950	852,434	2,756,466	2,366,208
Operating income (loss)	52,724	(24,349)	130,109	(69,223)
Interest expense, net	(26,984)	(38,762)	(99,647)	(88,624)
Gain from divested operations	13,040	—	38,500	—
Other (expense) income, net	(827)	1,171	1,193	1,653
Income (loss) before income taxes	37,953	(61,940)	70,155	(156,194)
Provision (benefit) for income taxes	26,200	(13,760)	31,719	(52,166)
Net income (loss)	$11,753	$(48,180)	$38,436	$(104,028)

Net income (loss) per share:
Basic	$0.13	$(0.53)	$0.42	$(1.19)
Diluted	$0.13	$(0.53)	$0.42	$(1.19)
Weighted average shares outstanding:
Basic	90,854	90,624	90,969	87,585
Diluted	92,148	90,624	92,244	87,585

See the accompanying notes to condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$11,753	$(48,180)	$38,436	$(104,028)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	964	46,319	(38,504)	51,714
Interest rate swaps – net change in deferred gain or loss	350	1,302	14,148	(3,396)
Pension plans – net change in deferred actuarial loss	53	52	164	149
Other comprehensive income (loss), net of tax	1,367	47,673	(24,192)	48,467
Comprehensive income (loss)	$13,120	$(507)	$14,244	$(55,561)

See the accompanying notes to condensed consolidated financial statements.

GARTNER, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities:
Net income (loss)	$38,436	$(104,028)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	203,081	168,651
Stock-based compensation expense	56,018	67,930
Deferred taxes	(4,746)	(99,450)
Gain from divested operations	(38,500)	—
Amortization and write-off of deferred financing fees	12,205	13,236
Changes in assets and liabilities, net of acquisitions and divestitures:
Fees receivable, net	172,679	(15,090)
Deferred commissions	38,216	3,231
Prepaid expenses and other current assets	(64,395)	(32,159)
Other assets	23,444	(76,548)
Deferred revenues	68,895	198,353
Accounts payable, accrued, and other liabilities	(79,322)	108,141
Cash provided by operating activities	426,011	232,267
Investing activities:
Additions to property, equipment and leasehold improvements	(64,631)	(75,619)
Acquisitions - cash paid (net of cash acquired)	(15,855)	(2,641,770)
Divestitures - cash received (net of cash transferred)	520,709	—
Cash provided by (used in) investing activities	440,223	(2,717,389)
Financing activities:
Proceeds from employee stock purchase plan	11,134	8,550
Proceeds from borrowings	—	3,025,000
Payments for deferred financing fees	—	(51,171)
Payments on borrowings	(1,120,290)	(339,624)
Purchases of treasury stock	(104,400)	(37,188)
Cash (used in) provided by financing activities	(1,213,556)	2,605,567
Net (decrease) increase in cash and cash equivalents and restricted cash	(347,322)	120,445
Effects of exchange rates on cash and cash equivalents and restricted cash	(6,444)	28,377
Cash and cash equivalents and restricted cash, beginning of period	567,058	499,354
Cash and cash equivalents and restricted cash, end of period	$213,292	$648,176

See the accompanying notes to condensed consolidated financial statements.

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

Segments. Gartner currently delivers its products and services globally through three business segments: Research, Events and Consulting. Our revenues by business segment are discussed below under the heading "Revenue Recognition." When used in these notes, the terms “Gartner,” “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

During 2018, the Company divested all three of the non-core businesses that comprised its Other segment, each of which were acquired as part of the acquisition of CEB Inc. in April 2017. As a result of these divestitures, and the movement of a small residual product in the Other segment into the Research business, the Company is no longer recording any additional operating activity in the Other segment effective September 1, 2018. Additional information regarding the divestitures is included in Note 2 – Acquisitions and Divestitures.

Basis of presentation. The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 270 for interim financial information and with the applicable instructions of the U.S. Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X on Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its Annual Report on Form 10-K for the year ended December 31, 2017. The fiscal year of Gartner is the twelve-month period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and nine months ended September 30, 2018 may not be indicative of the results of operations for the remainder of 2018 or beyond.

Principles of consolidation. The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of estimates. The preparation of the accompanying interim condensed consolidated financial statements requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of fees receivable, goodwill, intangible assets and other long-lived assets, as well as tax accruals and other liabilities. In addition, estimates are used in revenue recognition, income tax expense or benefit, performance-based compensation charges, depreciation and amortization. Management believes its use of estimates in these interim condensed consolidated financial statements to be reasonable.

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

Adoption of new accounting standards. The Company adopted the accounting standards described below during the nine months ended September 30, 2018:

Certain Tax Effects Stranded In Accumulated Other Comprehensive Income — On April 1, 2018, the Company early adopted ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU No. 2018-02"). ASU No. 2018-02 provides an entity with the option to reclassify to retained earnings the tax effects from items that have been stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act of 2017 (the “Act”). Entities can adopt ASU No. 2018-02 using one of two transition methods: (i) retrospective to each period wherein the income tax effects of the Act related to items remaining in accumulated other comprehensive income are recognized or (ii) at the beginning of the period of adoption. Gartner elected to early adopt ASU No. 2018-02 as of the beginning of the second quarter of 2018, which resulted in an immaterial reclassification of stranded tax amounts related to the Act from Accumulated other comprehensive income, net to Accumulated earnings. ASU No. 2018-02 had no impact on the Company's operating results during either the three or nine months ended September 30, 2018.

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

Partial Sales of Non-financial Assets — On January 1, 2018, the Company adopted ASU No. 2017-05, "Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-financial Assets" ("ASU No. 2017-05"). ASU No. 2017-05 clarifies the scope of the FASB’s guidance on non-financial asset de-recognition as well as the accounting for partial sales of non-financial assets. It conforms the de-recognition guidance on non-financial assets with the model for revenue transactions. The adoption of ASU No. 2017-05 had no impact on the Company's consolidated financial statements.

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

As a result of the adoption of ASU No. 2016-18, the Company's restricted cash balances are now included in the beginning-of-period and end-of-period total amounts presented on the accompanying Condensed Consolidated Statements of Cash Flows. When compared to the Company's previously issued statement of cash flows for the nine months ended September 30, 2017, the adoption of ASU No. 2016-18 resulted in: (i) an increase of $7.0 million in cash used in investing activities; (ii) an increase of $18.2 million in the end-of-period total cash amount; and (iii) an increase of $25.1 million in the beginning-of-period total cash amount.

Below is a table presenting the beginning-of-period and end-of-period cash amounts from the Company's Consolidated Balance Sheets and the total cash amounts presented in the accompanying Condensed Consolidated Cash Flow Statements (in thousands).

	September 30,		December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$210,997	$630,016	$538,908	$474,233
Restricted cash classified in (1), (2):
Prepaid expenses and other current assets	2,295	15,158	15,148	25,121
Other assets	—	3,002	3,002	—
Cash classified as held-for-sale (3)	—	—	10,000	—
Cash and cash equivalents and restricted cash per the Condensed Consolidated Statements of Cash Flows	$213,292	$648,176	$567,058	$499,354

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

Pursuant to the transition rules in ASU No. 2016-16, any taxes attributable to pre-2018 intra-entity transfers that were previously deferred should be accelerated and recorded to accumulated earnings on the date of adoption. As a result of this transition rule, certain of the Company's balance sheet income tax accounts pertaining to pre-2018 intra-entity transfers, which aggregated $13.7 million, were reversed against accumulated earnings on January 1, 2018. ASU No. 2016-16 could have a material post-adoption impact on the Company's consolidated financial statements, depending on the nature, size and tax consequences of future intra-entity transfers, if any. However, ASU No. 2016-16 had no impact on the Company's operating results during either the three or nine months ended September 30, 2018.

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

The following sections provide an overview of the Company's revenues by segment along with the required disclosures under the new revenue recognition standard:

Our business and our revenues

Gartner currently delivers its products and services globally through three business segments: Research, Events and Consulting. Our revenues from those business segments are discussed below.

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

The Company enters into subscription contracts for research products that generally are for twelve-month periods or longer. Approximately 75% to 80% of our annual and multi-year Research subscription contracts provide for billing of the first full service period upon signing. In subsequent years, multi-year subscription contracts are normally billed prior to the contract’s anniversary date. Our other Research subscription contracts are usually invoiced in advance, commencing with the contract signing, on (i) a quarterly, monthly or other recurring basis or (ii) in accordance with a customized invoicing schedule. Research contracts are generally non-cancelable and non-refundable, except for government contracts that may have cancellation or fiscal funding clauses, which historically have not produced material cancellations. It is our policy to record the amount of a subscription contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue because the contract represents a legally enforceable claim.

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

The Company defers certain costs directly related to its events and expenses those costs in the period during which the related symposium, conference or exhibition occurs. The Company's policy is to defer only those costs that are incremental and directly attributable to a specific event, primarily prepaid site and production services costs. Other costs of organizing and producing our events, primarily Company personnel and non-event specific expenses, are expensed in the period incurred. At the end of each fiscal quarter, the Company assesses, on an event-by-event basis, whether the expected direct costs of producing a scheduled event will exceed the expected revenues. If such costs are expected to exceed revenues, the Company records the expected loss in the period determined.

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

ASU No. 2014-09 is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in previously existing revenue recognition rules; provide a more robust framework for addressing revenue recognition issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and provide more useful information to users of financial statements through improved disclosures.

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

The contracts with our customers delineate the final terms and conditions of the underlying arrangements, including product descriptions, subscription periods, deliverables, quantity and price of each service purchased. Since the transaction price of almost all of our customer contracts is typically agreed upon upfront and generally does not fluctuate during the duration of the contract, variable consideration is insignificant. The Company may engage in certain financing transactions with customers but these arrangements have been limited in number and not material.

Required Disclosures under ASU No. 2014-09

ASU No. 2014-09 requires significantly expanded disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. These additional disclosures are provided below.

Disaggregated Revenues

We believe that disaggregating the Company’s revenues by primary geographic location and the timing of when revenue is recognized achieves the disclosure objectives in ASU No. 2014-09. Our disaggregated revenue information by reportable segment, including our Other segment, is presented for the periods indicated in the tables below (in thousands).

Three Months Ended September 30, 2018

	Research	Events	Consulting	Other (1)	Total
Primary Geographic Markets: (2)
United States and Canada	$502,489	$22,002	$45,903	$8,948	$579,342
Europe, Middle East and Africa	180,124	25,422	26,255	2,645	234,446
Other International	91,575	9,717	6,594	—	107,886
Total revenues	$774,188	$57,141	$78,752	$11,593	$921,674

Three Months Ended September 30, 2017

	Research	Events	Consulting	Other	Total
Primary Geographic Markets: (2)
United States and Canada	$406,732	$19,177	$36,483	$30,958	$493,350
Europe, Middle East and Africa	176,459	18,098	29,064	18,725	242,346
Other International	70,252	7,678	6,570	7,889	92,389
Total revenues	$653,443	$44,953	$72,117	$57,572	$828,085

Nine Months Ended September 30, 2018

	Research	Events	Consulting	Other	Total
Primary Geographic Markets: (2)
United States and Canada	$1,485,545	$131,215	$146,816	$59,419	$1,822,995
Europe, Middle East and Africa	551,070	57,163	89,783	38,369	736,385
Other International	271,811	26,103	21,507	7,774	327,195
Total revenues	$2,308,426	$214,481	$258,106	$105,562	$2,886,575

Nine Months Ended September 30, 2017

	Research	Events	Consulting	Other	Total
Primary Geographic Markets: (2)
United States and Canada	$1,127,039	$105,740	$139,266	$54,356	$1,426,401
Europe, Middle East and Africa	445,039	45,052	82,554	35,685	608,330
Other International	206,403	20,635	20,584	14,632	262,254
Total revenues	$1,778,481	$171,427	$242,404	$104,673	$2,296,985

(1)
The decline in Other segment revenues in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was due to divestitures. Information regarding the divestitures is included in Note 2 – Acquisitions and Divestitures.

(2)	Revenues are reported based on where the sale is fulfilled.

Three Months Ended September 30, 2018

	Research	Events	Consulting	Other	Total
Timing of Revenue Recognition:
Transferred over time (1)	$709,496	$—	$69,755	$8,800	$788,051
Transferred at a point in time (2)	64,692	57,141	8,997	2,793	133,623
Total revenues	$774,188	$57,141	$78,752	$11,593	$921,674

Three Months Ended September 30, 2017

	Research	Events	Consulting	Other	Total
Timing of Revenue Recognition:
Transferred over time (1)	$600,265	$—	$64,565	$47,010	$711,840
Transferred at a point in time (2)	53,178	44,953	7,552	10,562	116,245
Total revenues	$653,443	$44,953	$72,117	$57,572	$828,085

Nine Months Ended September 30, 2018

	Research	Events	Consulting	Other	Total
Timing of Revenue Recognition:
Transferred over time (1)	$2,119,393	$—	$220,838	$86,667	$2,426,898
Transferred at a point in time (2)	189,033	214,481	37,268	18,895	459,677
Total revenues	$2,308,426	$214,481	$258,106	$105,562	$2,886,575

Nine Months Ended September 30, 2017

	Research	Events	Consulting	Other	Total
Timing of Revenue Recognition:
Transferred over time (1)	$1,636,995	$—	$197,942	$82,486	$1,917,423
Transferred at a point in time (2)	141,486	171,427	44,462	22,187	379,562
Total revenues	$1,778,481	$171,427	$242,404	$104,673	$2,296,985

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

For performance obligations recognized in accordance with a time-elapsed output method, the Company’s efforts are expended consistently throughout the contractual period and the Company transfers control evenly by providing stand-ready services. For performance obligations satisfied under our Consulting fixed fee and time and materials engagements, we believe that labor hours are the best measure of depicting the Company’s progress because labor output corresponds directly to the value of the Company’s performance to date as control is transferred. In our Other segment, we selected a method to assess the completion of our performance obligations that best aligned with the specific characteristics of the individual customer contract. We believe that these methods to measure progress provide a reasonable and supportable determination as to when we transfer services to our customers.

For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2018 was approximately $2.3 billion. The Company expects to recognize $421.8 million, $1,286.2 million and $600.5 million of this revenue (most of which pertains to Research) during the remainder of 2018, the year ending December 31, 2019 and thereafter, respectively. The Company applies a practical expedient allowed in ASU No. 2014-09 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less. Our performance obligations for contracts meeting this ASU No. 2014-09 disclosure exclusion primarily include: (i) stand-ready services under Research subscription contracts; (ii) holding events where attendees and exhibitors can participate; and (iii) providing customized Consulting solutions for clients under fixed fee and time and materials engagements. The remaining duration of these performance obligations is generally less than one year, which aligns with the period that the parties have enforceable rights and obligations under the affected contracts.

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

The table below provides information regarding certain of the Company’s balance sheet accounts that pertain to its contracts with customers, excluding held-for-sale businesses (in thousands):

	September 30,	December 31,
	2018	2017
Assets:
Fees receivable, gross (1)	$986,881	$1,162,871

Contract assets (2)	$32,560	$26,672

Contract liabilities:
Deferred revenues (current liability) (3)	$1,650,647	$1,630,198
Non-current deferred revenues (3)	16,842	16,205
Total contract liabilities	$1,667,489	$1,646,403

(1)	Fees receivable represent the unconditional right of payment from our customers and include both billed and unbilled amounts.

(2)
Contract assets represent recognized revenue for which we do not have an unconditional right to payment as of the balance sheet date because the project may be subject to a progress milestone or some other billing restriction. In the accompanying Condensed Consolidated Balance Sheets, contract assets are recorded in Prepaid expenses and other current assets as of September 30, 2018 and Fees receivable, net as of December 31, 2017.

(3)
Deferred revenues represent amounts (i) for which the Company has received an upfront customer payment or (ii) that pertain to recognized fees receivable. Both situations occur before the completion of our performance obligation(s).

During the three and nine months ended September 30, 2018, the Company recognized $642.0 million and $1,164.2 million, respectively, of revenue that was attributable to deferred revenues that were recorded at the beginning of each such period. Those amounts primarily consisted of (i) Research and Other revenues that were recognized ratably as control of the goods or services passed to the customer and (ii) Events revenue pertaining to symposia, conferences, summits or exhibitions that occurred during the reporting period. During the nine months ended September 30, 2018, the Company recorded no material impairments related to its contract assets. In the normal course of business, the Company does not recognize revenues from performance obligations satisfied in prior periods.

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

The revenue reserve is maintained for amounts deemed to be uncollectible for reasons other than bad debt. When determining the amount of the revenue reserve, the Company uses an expected-value method that is based on current estimates and a portfolio of data from its historical experience. Due to the common characteristics and similar attributes of our customers and contracts, which provide relevant and predictive evidence about our projected future liability, an expected-value method is reasonable and appropriate. However, the determination of the revenue reserve is inherently judgmental and requires the use of certain estimates. Changes in estimates are recorded in the period that they are identified. As of September 30, 2018, the revenue reserve balance was $6.9 million and adjustments to the account during the nine months then ended were not significant.

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

Under all circumstances, deferred commissions are amortized over a period that does not exceed one year. During the three months ended September 30, 2018 and 2017, such amortization expense was $71.2 million and $58.9 million, respectively, and was included in Selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The corresponding amortization expense during the nine months ended September 30, 2018 and 2017 was $223.9 million and $163.8 million, respectively. The Company recorded no material impairments of its deferred commissions during either the nine months ended September 30, 2018 or 2017.

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

Leases — In February 2016, the FASB issued ASU No. 2016-02, "Leases," as amended ("ASU No. 2016-02"), which will require significant changes in the accounting and disclosure for lease arrangements. Under current U.S. GAAP, lease arrangements that meet certain criteria are not recorded on an entity's balance sheet. ASU No. 2016-02 significantly changes the accounting for leases because a right-of-use ("ROU") model will be used whereby a lessee must record an ROU asset and a lease liability on its balance sheet for most of its leases. Under ASU No. 2016-02, leases will be classified as either operating or financing arrangements, with such classification affecting the pattern of expense recognition in an entity's income statement. ASU No. 2016-02 also requires significantly expanded disclosures to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows related to leases.

The Company will adopt ASU No. 2016-02 on January 1, 2019 using a modified retrospective approach. We have elected to use an available practical expedient that is permitted under ASU No. 2016-02 to record the required cumulative effect adjustment to the opening balance sheet in the period of adoption rather than in the earliest comparative period presented. As such, the Company's historical consolidated financial statements will not be restated. We believe that the adoption of the standard will have a material impact on our consolidated balance sheet because the ROU model will result in a significant increase in both assets and liabilities from our operating leases, which currently are not recorded on the balance sheet. Based on the composition of the Company's current lease arrangements, the adoption of ASU No. 2016-02 on January 1, 2019 is expected to result in the recognition of operating lease liabilities ranging from approximately $0.9 billion to $1.0 billion based on the present value of the Company’s remaining minimum lease payments, while the corresponding ROU assets are expected to range from approximately $700.0 million to $800.0 million. The actual amount of the increase in our assets and liabilities, including any resulting tax effects, will not be known until closer to the adoption date, and could be impacted by additional leasing activity. We do not believe that the Company’s consolidated statements of operations, comprehensive income and cash flows will be materially impacted.

Accounting standards effective in 2020

Implementation Costs in a Cloud Computing Arrangement — In August 2018, the FASB issued ASU No. 2018-15, "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU No. 2018-15"). ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Costs that are capitalized under ASU No. 2018-15 will be expensed over the term of the cloud computing arrangement. ASU No. 2018-15 is effective for Gartner on January 1, 2020, with early adoption permitted. ASU No. 2018-15 may be adopted using either a retroactive or prospective method. The adoption of ASU No. 2018-15 is currently not expected to have a material impact on the Company's consolidated financial statements.

Defined Benefit Plan Disclosures — In August 2018, the FASB issued ASU No. 2018-14, "Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans" ("ASU No. 2018-14"). ASU No. 2018-14, which is part of the FASB's broader disclosure framework project, modifies and supplements the current U.S. GAAP annual disclosure requirements for employers that sponsor defined benefit pension plans. ASU No. 2018-14 is effective for Gartner for the year ending December 31, 2020, with early adoption permitted. ASU No. 2018-14 must be adopted on a retroactive basis and applied to each comparative period presented in an entity's financial statements. We are evaluating the potential impact of adopting ASU No. 2018-14; however, we do not currently expect it to have a material impact on the Company's consolidated financial statements.

Fair Value Measurement Disclosures — In August 2018, the FASB issued ASU No. 2018-13, "Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU No. 2018-13"). ASU No. 2018-13, which is part of the FASB's broader disclosure framework project, modifies and supplements the current U.S. GAAP disclosure requirements pertaining to fair value measurements, with an emphasis on Level 3 disclosures of the valuation hierarchy. ASU No. 2018-13 is effective for Gartner on January 1, 2020, with early adoption permitted. The adoption of ASU No. 2018-13 is currently not expected to have a material impact on the Company's consolidated financial statements.

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

The Company did not have any business acquisitions in 2018 but paid $15.9 million from restricted cash in the third quarter of 2018 related to deferred consideration from a prior year acquisition. In the second quarter of 2017, the Company acquired CEB Inc. ("CEB"), a leading provider of subscription-based, best practice research and analysis focusing on human resources, sales, finance, IT and legal. The Company recognized $17.1 million and $96.3 million of acquisition and integration charges during the three and nine months ended September 30, 2018, respectively, compared to $30.5 million and $142.1 million during the three and nine months ended September 30, 2017, respectively. Acquisition and integration charges reflect additional costs and expenses resulting from our acquisitions and include, among other items, professional fees, severance, stock-based compensation charges and accruals for exit costs for certain office space in Arlington, Virginia related to our acquisition of CEB that the Company does not intend to occupy. During 2018, exit costs represented the single largest component of our acquisition and integration charges.

The following table presents a summary of the activity related to our accrual for exit costs at all of our facilities during the nine months ended September 30, 2018 (in thousands):

Liability balance at December 31, 2017	$12,961
Charges and adjustments, net (1) (2)	60,196
Payments, net of $783 in sublease rent	(15,730)
Liability balance at September 30, 2018 (3)	$57,427

(1)
The Company recognized $6.1 million and $60.2 million of charges and adjustments, net during the three and nine months ended September 30, 2018, respectively, compared to $1.0 million and $21.1 million during the three and nine months ended September 30, 2017, respectively.

(2)	During the nine months ended September 30, 2018, the Company recognized $4.5 million of expense for changes in our original estimates of exit cost obligations.

(3)
In total, we estimate that the Company will make net cash payments of approximately $76.9 million for exit costs in connection with the activities described herein. Through September 30, 2018, in the aggregate, we have expensed $73.3 million and had net cash outlays of $15.9 million related to such activities.

Divestitures

During 2018, the Company completed the divestiture of three non-core businesses, all of which were acquired in the CEB acquisition in April 2017 and were reported in the Company's Other segment. These three businesses contributed approximately $97.0 million of revenue and $60.1 million of gross contribution in 2018. The Company used the cash proceeds from these divestitures to pay down outstanding debt.

Additional information regarding these divestitures is provided below:

CEB Challenger training business

On August 31, 2018, the Company sold its CEB Challenger training business for $119.1 million and realized approximately $116.2 million in cash, which is net of working capital adjustments and certain closing costs. The cash received is subject to certain post-closing adjustments. The Company recorded a pretax gain on the sale of approximately $12.2 million.

CEB Workforce Survey and Analytics business

On May 1, 2018, the Company sold its CEB Workforce Survey and Analytics business for $28.0 million and realized approximately $26.4 million in cash, which is net of certain closing expenses. The Company recorded a pretax gain on the sale of approximately $8.8 million.

CEB Talent Assessment business

On April 3, 2018, the Company sold its CEB Talent Assessment business for $403.0 million and realized approximately $375.8 million in cash from the sale, which is net of cash transferred with the business and certain closing expenses. The Company recorded a pretax gain of approximately $16.7 million on the sale.

Other asset sales

During the nine months ended September 30, 2018, the Company also received approximately $2.3 million in cash proceeds and recorded a net pretax gain of approximately $0.8 million from the sale of certain other miscellaneous assets acquired in the CEB transaction. On October 31, 2018, the Company divested a small non-core Research business called Metrics That Matter, which was also acquired in the CEB acquisition. The divestiture of Metrics That Matter will be reported in the Company's fourth quarter 2018 results.

The principal components of the assets and liabilities in the above divestiture transactions are summarized in the table below (in thousands):

Cash and cash equivalents	$19,624
Fees receivable, net	60,077
Goodwill	315,645
Intangible assets, net	302,415
Other assets (including prepaid expenses and fixed assets)	29,725
Total assets	$727,486

Accounts payable and accrued liabilities	$29,780
Deferred revenues	85,970
Other liabilities	50,743
Foreign currency translation adjustment	60,160
Total liabilities and foreign currency translation adjustment	$226,653

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

The following table sets forth the calculation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) used for calculating basic and diluted income (loss) per common share	$11,753	$(48,180)	$38,436	$(104,028)

Denominator:
Weighted average common shares used in the calculation of basic income (loss) per share	90,854	90,624	90,969	87,585
Common stock equivalents associated with stock-based compensation plans (1), (2)	1,294	—	1,275	—
Shares used in the calculation of diluted income (loss) per share	92,148	90,624	92,244	87,585

Basic income (loss) per share	$0.13	$(0.53)	$0.42	$(1.19)
Diluted income (loss) per share	$0.13	$(0.53)	$0.42	$(1.19)

(1)
For the three and nine months ended September 30, 2018, certain common stock equivalents were not included in the computation of diluted income (loss) per share because the effect would have been anti-dilutive. These common share equivalents totaled less than 0.2 million for both periods.

(2)
For the three and nine months ended September 30, 2017, approximately 1.4 million common stock equivalents were excluded from the calculation of diluted income (loss) per share because the effect would have been anti-dilutive.

Note 4 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of September 30, 2018, the Company had 4.9 million shares of its common stock, par value $.0005 per share, (the “Common Stock”) available for stock-based compensation awards under its 2014 Long-Term Incentive Plan.

The Company accounts for stock-based compensation awards in accordance with FASB ASC Topics 505 and 718 and SEC Staff Accounting Bulletins No. 107 and No. 110. Stock-based compensation expense for equity awards is based on the fair value of the award on the date of grant. The Company recognizes stock-based compensation expense over the period that the related service is performed, which is generally the same as the vesting period of the underlying award. Currently, the Company issues treasury shares upon the exercise, release or settlement of stock-based compensation awards.

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

Stock-Based Compensation Expense

The Company recognized the following stock-based compensation expense by award type and expense category line item during the periods indicated (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Award type	2018	2017	2018	2017
Stock appreciation rights	$0.8	$1.1	$5.6	$5.2
Restricted stock units	9.8	13.2	49.9	62.3
Common stock equivalents	0.1	0.1	0.5	0.5
Total (1)	$10.7	$14.4	$56.0	$68.0

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Expense category line item	2018	2017	2018	2017
Cost of services and product development	$4.7	$6.1	$22.8	$21.5
Selling, general and administrative	5.7	7.1	31.4	30.8
Acquisition and integration charges (2)	0.3	1.2	1.8	15.7
Total (1)	$10.7	$14.4	$56.0	$68.0

(1) Includes a credit of $0.3 million and a charge of $2.1 million during the three months ended September 30, 2018 and 2017, respectively, and charges of $19.6 million and $22.6 million during the nine months ended September 30, 2018 and 2017, respectively, for awards to retirement-eligible employees. Those awards vest on an accelerated basis.
(2) These charges are the result of (i) the acceleration of the vesting of certain restricted stock units related to the CEB acquisition and (ii) restricted stock units granted in connection with the CEB integration process.

As of September 30, 2018, the Company had $91.5 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted average service period of approximately 2.5 years.

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

The following table summarizes changes in SARs outstanding during the nine months ended September 30, 2018:

	Stock Appreciation Rights ("SARs") (in millions)	Per Share Weighted Average Exercise Price	Per Share Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2017	1.2	$76.73	$17.35	4.28
Granted	0.3	114.26	25.63	6.36
Exercised	(0.3)	60.54	14.98	n/a
Outstanding at September 30, 2018 (1) (2)	1.2	88.70	19.77	4.52
Vested and exercisable at September 30, 2018 (2)	0.5	$74.88	$16.96	3.42

n/a = not applicable

(1) As of September 30, 2018, 0.7 million of the total SARs outstanding were unvested. The Company expects that substantially all of those unvested awards will vest in future periods.
(2) As of September 30, 2018, the total SARs outstanding had an intrinsic value of $86.0 million. On such date, SARs vested and exercisable had an intrinsic value of $46.0 million.

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

Restricted Stock Units

Restricted stock units ("RSUs") give the awardee the right to receive shares of Common Stock when the vesting conditions are met and certain restrictions lapse. Each RSU that vests entitles the awardee to one share of Common Stock. RSU awardees do not have any of the rights of a Gartner stockholder, including voting rights and the right to receive dividends and distributions, until the shares are released. The fair value of a RSU award is determined on the date of grant based on the closing price of the Common Stock as reported on the New York Stock Exchange on that date. Service-based RSUs vest ratably over four years and are expensed on a straight-line basis over the vesting period. Performance-based RSUs are subject to the satisfaction of both performance and service conditions, vest ratably over four years and are expensed on an accelerated basis over the vesting period.

The following table summarizes the changes in RSUs outstanding during the nine months ended September 30, 2018:

	Restricted Stock Units ("RSUs") (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	1.5	$91.47
Granted (1)	0.7	112.74
Vested and released	(0.7)	88.60
Forfeited	(0.1)	104.51
Outstanding at September 30, 2018 (2) (3)	1.4	$101.69

(1)
The 0.7 million of RSUs granted during the nine months ended September 30, 2018 consisted of 0.3 million of performance-based RSUs awarded to executives and 0.4 million of service-based RSUs awarded to non-executive employees and non-management board members. The performance-based awards include RSUs in final settlement of 2017 grants and approximately 0.2 million of RSUs representing the target amount of the grant for the year ending December 31, 2018 that is tied to an increase in Gartner's total contract value for 2018. The number of performance-based RSUs that will ultimately be awarded for 2018 ranges from 0% to 200% of the target amount and will be finalized based on the actual increase in Gartner's total contract value for 2018 as measured on December 31, 2018. If the specified minimum level of achievement is not met, the performance-based RSUs pertaining to 2018 will be forfeited in their entirety and any previously recorded compensation expense will be reversed.

(2)	The Company expects that substantially all of the RSUs outstanding will vest in future periods.

(3)	As of September 30, 2018, the weighted average remaining contractual term of the RSUs outstanding was approximately 1.4 years.

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

The following table summarizes the changes in CSEs outstanding during the nine months ended September 30, 2018:

	Common Stock Equivalents ("CSEs")	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	110,013	$23.19
Granted	4,172	133.35
Converted to shares of Common Stock upon grant	(5,075)	84.41
Outstanding at September 30, 2018	109,110	$24.51

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESP Plan”) under which eligible employees are permitted to purchase shares of Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation, or $23,750 in any calendar year, at a price equal to 95% of the closing price of the Common Stock as reported on the New York Stock Exchange at the end of each offering period. As of September 30, 2018, the Company had 0.7 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718 and, as a result, the Company does not record stock-based compensation expense for employee share purchases. The Company received $11.1 million and $8.6 million in cash from employee share purchases under the ESP Plan during the nine months ended September 30, 2018 and 2017, respectively.

Note 5 — Segment Information

During 2018, the Company divested all three of the non-core businesses that comprised its Other segment, each of which were acquired as part of the acquisition of CEB Inc. in April 2017. As a result of these divestitures, and the movement of a small residual product in the Other segment into the Research business, the Company is no longer recording any additional operating activity in the Other segment effective September 1, 2018. Additional information regarding the divestitures is included in Note 2 – Acquisitions and Divestitures.

Our products and services are currently delivered through three segments – Research, Events and Consulting, as follows:

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

•
Events provides business professionals across the organization the opportunity to learn, share and network. From our flagship CIO event, Gartner Symposium/ITxpo, to industry-leading conferences focused on specific business roles and topics, to member-driven sessions, our events enable attendees to experience the best of Gartner insight and advice live.

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

The following tables present information about the Company’s reportable segments, including its Other segment, for the periods indicated (in thousands):

Three Months Ended September 30, 2018	Research	Events	Consulting	Other	Consolidated
Revenues	$774,188	$57,141	$78,752	$11,593	$921,674
Gross contribution	534,911	25,047	18,419	6,927	585,304
Corporate and other expenses					(532,580)
Operating income					$52,724

Three Months Ended September 30, 2017	Research	Events	Consulting	Other	Consolidated
Revenues	$653,443	$44,953	$72,117	$57,572	$828,085
Gross contribution	436,222	16,011	16,188	31,215	499,636
Corporate and other expenses					(523,985)
Operating loss					$(24,349)

Nine Months Ended September 30, 2018	Research	Events	Consulting	Other	Consolidated
Revenues	$2,308,426	$214,481	$258,106	$105,562	$2,886,575
Gross contribution	1,599,277	104,698	76,236	65,075	1,845,286
Corporate and other expenses					(1,715,177)
Operating income					$130,109

Nine Months Ended September 30, 2017	Research	Events	Consulting	Other	Consolidated
Revenues	$1,778,481	$171,427	$242,404	$104,673	$2,296,985
Gross contribution	1,187,906	79,313	71,558	48,512	1,387,289
Corporate and other expenses					(1,456,512)
Operating loss					$(69,223)

The following table provides a reconciliation of total segment gross contribution to net income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total segment gross contribution	$585,304	$499,636	$1,845,286	$1,387,289
Costs and expenses:
Cost of services and product development - unallocated (1)	(258)	3,758	19,669	12,124
Selling, general and administrative	447,537	421,163	1,396,085	1,133,633
Depreciation and amortization	68,187	68,564	203,081	168,651
Acquisition and integration charges	17,114	30,500	96,342	142,104
Operating income (loss)	52,724	(24,349)	130,109	(69,223)
Interest expense and other, net	27,811	37,591	98,454	86,971
Gain from divested operations	13,040	—	38,500	—
Provision (benefit) for income taxes	26,200	(13,760)	31,719	(52,166)
Net income (loss)	$11,753	$(48,180)	$38,436	$(104,028)

(1)
The unallocated amounts consist of certain bonus and related fringe costs recorded in consolidated Cost of services and product development expense that are not allocated to segment expense. The Company's policy is to only allocate bonus and related fringe charges to segments for up to 100% of the segment employee's target bonus.

Note 6 — Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair values of the tangible and identifiable intangible net assets acquired. Evaluations of the recoverability of goodwill are performed in accordance with FASB ASC Topic 350, which requires an annual assessment of potential goodwill impairment at the reporting unit level and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The annual assessment of the recoverability of recorded goodwill can be based on either a qualitative or quantitative assessment or a combination of the two approaches. Both methods utilize estimates which, in turn, require judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of the resulting estimates are subject to uncertainty. If our annual goodwill impairment evaluation determines that the fair value of a reporting unit is less than its related carrying amount, we may recognize an impairment charge. In connection with our most recent annual impairment test of goodwill during the quarter ended September 30, 2018, which indicated no impairment of recorded goodwill, the Company utilized the quantitative approach in assessing the fair values of its reporting units relative to their respective carrying values.

The following table presents changes to the carrying amount of goodwill by segment, including the Company's Other segment, during the nine months ended September 30, 2018 (in thousands):

	Research	Events	Consulting	Other	Total
Balance at December 31, 2017 (1), (2)	$2,619,677	$187,920	$97,798	$81,899	$2,987,294
Divestitures (3)	—	—	—	(90,078)	(90,078)
Foreign currency translation impact and other (4)	6,005	(225)	(326)	8,179	13,633
Balance at September 30, 2018	$2,625,682	$187,695	$97,472	$—	$2,910,849

(1)	The Company does not have any accumulated goodwill impairment losses.

(2)	Excludes certain amounts related to held-for-sale operations.

(3)	Represents amounts related to divested businesses. See Note 2 — Acquisitions and Divestitures for additional information.

(4)	Includes the foreign currency translation impact and certain measurement period adjustments related to the acquisition of CEB in April 2017.

Finite-Lived Intangible Assets

The following tables present reconciliations of the carrying amounts of the Company's finite-lived intangible assets as of the dates indicated (in thousands):

September 30, 2018	Customer Relationships	Software	Content	Other	Total
Gross cost at December 31, 2017 (1)	$1,200,316	$123,424	$104,313	$54,929	$1,482,982
Divestitures (2)	(45,175)	(321)	(473)	(160)	(46,129)
Write-off of fully amortized intangible assets	(303)	(2,625)	(669)	(3,332)	(6,929)
Foreign currency translation impact and other (3)	(13,682)	(385)	(4,082)	328	(17,821)
Gross cost	1,141,156	120,093	99,089	51,765	1,412,103
Accumulated amortization (4)	(162,029)	(42,461)	(91,275)	(30,602)	(326,367)
Balance at September 30, 2018	$979,127	$77,632	$7,814	$21,163	$1,085,736

December 31, 2017	Customer Relationships	Software	Content	Other	Total
Gross cost (1)	$1,200,316	$123,424	$104,313	$54,929	$1,482,982
Accumulated amortization (4)	(92,983)	(26,344)	(47,475)	(24,158)	(190,960)
Balance at December 31, 2017 (1)	$1,107,333	$97,080	$56,838	$30,771	$1,292,022

(1) Excludes certain amounts related to held-for-sale operations.

(2) Represents amounts related to divested businesses. See Note 2 — Acquisitions and Divestitures for additional information.
(3) Includes the foreign currency translation impact and certain other adjustments.
(4) Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—4 to 13 years; Software—3 to 7 years; Content—1.5 to 5 years; and Other—2 to 5 years.

Amortization expense related to finite-lived intangible assets was $50.9 million and $51.2 million during the three months ended September 30, 2018 and 2017, respectively, and $152.6 million and $123.0 million during the nine months ended September 30, 2018 and 2017, respectively.

The estimated future amortization expense by year for finite-lived intangible assets is as follows (in thousands):

2018 (remaining three months)	$34,865
2019	130,158
2020	123,567
2021	103,100
2022	93,538
Thereafter	600,508
$1,085,736

Note 7 — Debt

2016 Credit Agreement

The Company has a credit facility that provides for a $1.5 billion Term loan A facility and a $1.2 billion revolving credit facility (the "2016 Credit Agreement"). The Company's $500.0 million Term loan B facility was completely repaid during the nine months ended September 30, 2018.

The 2016 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants that apply a maximum leverage ratio and a minimum interest expense coverage ratio, and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, merge, dispose of assets, pay dividends, repurchase stock, make investments and enter into certain transactions with affiliates. The Company was in full compliance with the covenants as of September 30, 2018.

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

Senior Notes

The Company has $800.0 million aggregate principal amount of 5.125% Senior Notes due 2025 (the “Senior Notes”). The Senior Notes were issued at an issue price of 100.00% and bear interest at a fixed rate of 5.125% per annum. Interest on the Senior Notes is payable on April 1 and October 1 of each year. The Senior Notes mature on April 1, 2025.

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

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

	September 30,	December 31,
Description:	2018	2017
2016 Credit Agreement - Term loan A facility (1)	$1,373,625	$1,429,312
2016 Credit Agreement - Term loan B facility (2)	—	496,250
2016 Credit Agreement - Revolving credit facility (1), (3)	27,000	595,000
Senior Notes (4)	800,000	800,000
Other (5)	2,148	2,500
Principal amount outstanding (6)	2,202,773	3,323,062
Less: deferred financing fees (7)	(32,013)	(44,217)
Net balance sheet carrying amount	$2,170,760	$3,278,845

(1)
The contractual annualized interest rate as of September 30, 2018 on the Term loan A facility and the revolving credit facility was 3.99%, which consisted of a floating eurodollar base rate of 2.24% plus a margin of 1.75%. However, the Company has interest rate swap contracts that effectively convert the floating eurodollar base rates on amounts outstanding to a fixed base rate.

(2)	The Term loan B facility was completely repaid in 2018.

(3)	The Company had $1,149 million of available borrowing capacity on the revolver (not including the expansion feature) as of September 30, 2018.

(4)	Consists of $800.0 million principal amount of Senior Notes outstanding. The Senior Notes pay a fixed rate of 5.125% and mature on April 1, 2025.

(5)
Consists of a State of Connecticut economic development loan with a 3.00% fixed rate of interest. The loan was originated in 2012 and has a 10 year maturity. The loan may be repaid at any time by the Company without penalty.

(6)
The weighted average annual effective rates on the Company's total debt outstanding for the three and nine months ended September 30, 2018, including the effect of its interest rate swaps discussed below, were 4.24% and 4.21%, respectively.

(7)
Deferred financing fees are being amortized to Interest expense, net over the term of the related debt obligation. The Company wrote off approximately $6.9 million of deferred financing fees during the nine months ended September 30, 2018 related to the repayment of the Term loan B facility.

Interest Rate Swaps

The Company has fixed-for-floating interest rate swap contracts that it designates as accounting hedges of the forecasted interest payments on the Company’s variable rate borrowings. The Company pays base fixed rates on the swaps and in return receives a floating eurodollar base rate on 30 day notional borrowings. The Company accounts for the interest rate swaps as cash flow hedges in accordance with FASB ASC Topic 815. Since the swaps hedge forecasted interest payments, changes in the fair value of the swaps are recorded in accumulated other comprehensive income (loss), a component of equity, as long as the swaps continue to be highly effective hedges of the designated interest rate risk. Any ineffective portion of a change in the fair value of the hedges is recorded in earnings. All of the Company's swaps were highly effective hedges of the forecasted interest payments as of September 30, 2018. The interest rate swaps had a net positive fair value (asset) to the Company of $22.9 million at September 30, 2018, which is deferred and recorded in Accumulated other comprehensive (loss) income, net of tax effect.

Note 8 — Equity

Share Repurchase Authorization

The Company has a $1.2 billion board approved authorization to repurchase the Company's common stock, of which $1.0 billion remained available as of September 30, 2018. The Company may repurchase its common stock from time to time in amounts, at prices and in the manner the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded from cash on hand and borrowings under the Company’s credit arrangement. The Company’s recent share repurchase activity is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Number of shares repurchased (1)	51,298	26,725	815,001	348,236
Cash paid for repurchased shares (in thousands) (2)	$8,129	$3,275	$104,400	$37,188

(1) The average purchase price for repurchased shares was $140.09 and $128.10 for the three and nine months ended September 30, 2018, respectively, and $122.53 and $106.79 for the three and nine months ended September 30, 2017, respectively.
(2) The cash paid for repurchased shares during the three and nine months ended September 30, 2018 included repurchases for both share-based compensation awards and open market purchases. There were no open market purchases during 2017.

Accumulated Other Comprehensive Income (Loss), net ("AOCI/L")

The following tables disclose information about changes in AOCI/L by component and the related amounts reclassified out of AOCI/L to income during the periods indicated (net of tax, in thousands) (1):

For the three months ended September 30, 2018:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – June 30, 2018	$16,281	$(5,750)	$(34,582)	$(24,051)
Changes during the period:
Change in AOCI/L before reclassifications to income	969	—	814	1,783
Reclassifications from AOCI/L to income (2), (3), (4)	(619)	53	150	(416)
Other comprehensive income (loss) for the period	350	53	964	1,367
Balance – September 30, 2018	$16,631	$(5,697)	$(33,618)	$(22,684)

For the three months ended September 30, 2017:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – June 30, 2017	$(6,107)	$(5,700)	$(37,082)	$(48,889)
Changes during the period:
Change in AOCI/L before reclassifications to income	9	—	46,319	46,328
Reclassifications from AOCI/L to income (2), (3)	1,293	52	—	1,345
Other comprehensive income (loss) for the period	1,302	52	46,319	47,673
Balance – September 30, 2017	$(4,805)	$(5,648)	$9,237	$(1,216)

For the nine months ended September 30, 2018:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2017	$2,483	$(5,861)	$4,886	$1,508
Changes during the period:
Change in AOCI/L before reclassifications to income (5)	14,339	—	21,656	35,995
Reclassifications from AOCI/L to income (2), (3), (4)	(191)	164	(60,160)	(60,187)
Other comprehensive income (loss) for the period	14,148	164	(38,504)	(24,192)
Balance – September 30, 2018	$16,631	$(5,697)	$(33,618)	$(22,684)

For the nine months ended September 30, 2017:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2016	$(1,409)	$(5,797)	$(42,477)	$(49,683)
Changes during the period:
Change in AOCI/L before reclassifications to income	(6,912)	—	51,714	44,802
Reclassifications from AOCI/L to income (2), (3)	3,516	149	—	3,665
Other comprehensive income (loss) for the period	(3,396)	149	51,714	48,467
Balance – September 30, 2017	$(4,805)	$(5,648)	$9,237	$(1,216)

(1)	Amounts in parentheses represent debits (deferred losses).

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

(4)
The reclassifications related to foreign currency translation adjustments during the three and nine months ended September 30, 2018 were recorded in Gain from divested operations. See Note 2 – Acquisitions and Divestitures for information regarding our divestitures during 2018.

(5)	The activity for interest rate swaps included an immaterial impact from the Company's adoption of ASU No. 2018-02. See Note 1 - Business and Basis of Presentation for additional information.

Note 9 — Income Taxes

The provision for income taxes for the three months ended September 30, 2018 was an expense of $26.2 million on pretax income of $38.0 million compared to a benefit of $13.8 million on a pretax loss of $61.9 million during the three months ended September 30, 2017. The effective income tax rate was 69.0% for the three months ended September 30, 2018 and 22.2% for the same period in 2017. The quarter-over-quarter increase in the effective income tax rate was primarily attributable to the taxable third quarter 2018 divestiture of the CEB Challenger training business, which resulted in a greater tax than book gain. This impact was partially offset by the lower U.S. statutory tax rate effective for 2018.

The provision for income taxes for the nine months ended September 30, 2018 was an expense of $31.7 million on pretax income of $70.2 million compared to a benefit of $52.2 million on a pretax loss of $156.2 million during the nine months ended September 30, 2017. The effective income tax rate was 45.2% for the nine months ended September 30, 2018 and 33.4% for the same period in 2017. The year-over-year increase in the effective income tax rate was primarily driven by the same reasons as the quarter-over-quarter increase.
The Tax Cuts and Jobs Act (the "Act”) was enacted on December 22, 2017. Among other things, the Act reduced the U.S. federal corporation tax rate from 35% to 21% and requires companies to pay a one-time transition tax on accumulated deferred foreign income (“ADFI”) of foreign subsidiaries that were previously tax deferred. Upon enactment, we remeasured U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which reduced our 2017 income tax expense by $123.2 million, and recorded a provisional amount for the one-time transition tax, which increased our 2017 income tax expense by $63.6 million.

During the second quarter of 2018, we recorded an additional $0.7 million provisional expense for the estimated state income tax impact of the one-time transition tax. As of September 30, 2018, we have not completed our accounting for the tax effects of enactment of the Act given the need to obtain, prepare and analyze various information largely pertinent to the determination of ADFI including, but not limited to, our post-1986 earnings and profits, foreign taxes and amounts held in cash or other specified assets on various measurement dates. As such, the amounts we have recorded are provisional as permitted by SEC Staff Accounting Bulletin No. 118 ("SAB 118") and could change materially. We expect to complete our accounting for the Act in the fourth quarter of 2018 per SAB 118.

The Act also created a new tax on global intangible low-taxed income (“GILTI”) attributable to foreign subsidiaries. Companies have the option to account for the GILTI tax as a period cost in the period incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as a result of the GILTI provisions. The Company has not yet determined its accounting policy election with respect to GILTI. We have, however, included an estimate of the current year GILTI tax impact in the 2018 tax provision calculation.

The Company had gross unrecognized tax benefits of $62.6 million at September 30, 2018 and $60.3 million at December 31, 2017. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $6.0 million within the next 12 months due to the anticipated closure of audits and the expiration of certain statutes of limitation.

In July 2015, the United States Tax Court (the “Court”) issued an opinion relating to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement. In its opinion, the Court held that affiliated companies may exclude stock-based compensation expense from their cost-sharing arrangement. The Internal Revenue Service appealed the decision and, on July 24, 2018, the appellate court ruled in favor of the Internal Revenue Service. However, that ruling was vacated shortly after and the case remains in appeal. Because of uncertainty related to the final resolution of this litigation and the recognition of potential benefits to the Company, the Company has not recorded any financial statement benefit related to open statute years associated with this matter. The Company will monitor developments related to this case and the potential impact of those developments on the Company’s consolidated financial statements.

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

September 30, 2018
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Gain Recorded in AOCI/L
Interest rate swaps (1)	7	$2,100,000	$22,860	Other assets	$16,631
Foreign currency forwards (2)	48	378,492	(434)	Accrued liabilities	—
Total	55	$2,478,492	$22,426		$16,631

December 31, 2017
Derivative Contract Type	Number of Outstanding Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Gain Recorded in AOCI/L
Interest rate swaps (1)	5	$1,400,000	$3,412	Other assets	$2,483
Foreign currency forwards (2)	137	686,764	448	Other current assets	—
Total	142	$2,086,764	$3,860		$2,483

(1)
The swaps have been designated and are accounted for as cash flow hedges of the forecasted interest payments on borrowings. As a result, changes in the fair value of the swaps are deferred and recorded in AOCI/L, net of tax effect (see Note 7 — Debt for additional information).

(2)
The Company has foreign exchange transaction risk because it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other income (expense), net because the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding foreign currency forward exchange contracts at September 30, 2018 matured by the end of October 2018.

(3)	See Note 11 — Fair Value Disclosures for the determination of the fair value of these instruments.

At September 30, 2018, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties and none of the derivative contracts contained credit-risk related contingent features. The following table provides information regarding amounts recognized in the Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amount recorded in:	2018	2017	2018	2017
Interest (income) expense, net (1)	$(851)	$2,154	$(262)	$5,860
Other expense (income), net (2)	1,140	(1,764)	2,815	(960)
Total expense, net	$289	$390	$2,553	$4,900

(1)	Consists of interest (income) expense from interest rate swap contracts.

(2)	Consists of net realized and unrealized gains and losses on foreign currency forward contracts.

Note 11 — Fair Value Disclosures

The Company’s financial instruments include cash equivalents, fees receivable from customers, accounts payable, and accruals, all of which are normally short-term in nature. The Company believes that the carrying amounts of these financial instruments reasonably approximate their fair values due to their short-term nature. The Company’s financial instruments also include its outstanding variable-rate borrowings under the 2016 Credit Agreement. The Company believes that the carrying amounts of its variable-rate borrowings reasonably approximate their fair values because the rates of interest on those borrowings reflect current market rates of interest for similar instruments with comparable maturities.

The Company enters into a limited number of derivatives transactions but does not enter into repurchase agreements, securities lending transactions or master netting arrangements. Receivables or payables that result from derivatives transactions are recorded gross in the Company's consolidated balance sheets.

FASB ASC Topic 820 provides a framework for the measurement of fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of assets and liabilities. Classification within the valuation hierarchy is based upon the lowest level of input that is significant to the resulting fair value measurement. The valuation hierarchy contains three levels. Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities. Level 2 measurements include significant other observable inputs such as quoted prices for similar assets or liabilities in active markets; identical assets or liabilities in inactive markets; observable inputs such as interest rates and yield curves; and other market-corroborated inputs. Level 3 measurements include significant unobservable inputs, such as internally-created valuation models. The Company does not currently utilize Level 3 valuation inputs to remeasure any of its assets or liabilities. However, Level 3 inputs may be used by the Company in its required annual impairment review of recorded goodwill. Information regarding the periodic assessment of the Company’s goodwill is included in Note 6 — Goodwill and Intangible Assets. The Company does not typically transfer assets or liabilities between different levels of the valuation hierarchy.

The following table presents the fair value of certain financial assets and liabilities (in thousands):

Description:	September 30, 2018	December 31, 2017
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$16,161	$29,108
Total Level 1 inputs	16,161	29,108
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	56,162	59,017
Foreign currency forward contracts (2)	220	2,053
Interest rate swap contracts (3)	22,860	3,412
Total Level 2 inputs	79,242	64,482
Total Assets	$95,403	$93,590
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$74,833	$89,900
Foreign currency forward contracts (2)	654	1,605
Senior Notes due 2025 (4)	805,696	837,560
Total Level 2 inputs	881,183	929,065
Total Liabilities	$881,183	$929,065

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

(3)
The Company has interest rate swap contracts that hedge the risk of variability from interest payments on its borrowings (see Note 7 — Debt). The fair value of the swaps is based on mark-to-market valuations prepared by a third-party broker. The valuations are based on observable interest rates from recently executed market transactions and other observable market data, which the Company considers Level 2 inputs. The Company independently corroborates the reasonableness of the valuations prepared by the third-party broker through the use of an electronic quotation service.

(4)
As discussed in Note 7 — Debt, the Company has $800.0 million of principal amount fixed-rate Senior Notes due in 2025. The estimated fair value of the notes was derived from quoted market prices provided by an independent dealer, which the Company considers to be a Level 2 input.

Note 12 — Employee Benefits

Defined-Benefit Pension Plans

The Company has defined-benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company’s defined-benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $0.9 million and $2.5 million for the three and nine months ended September 30, 2018, respectively, and $0.9 million and $2.4 million for the three and nine months ended September 30, 2017, respectively.

Note 13 — Contingencies

Legal Matters. The Company is involved in legal proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position, cash flows or results of operations when resolved in a future period.

Indemnifications. The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to matters such as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of September 30, 2018, the Company did not have any material payment obligations under any such indemnification agreements.

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

Business Divestitures

During 2018, the Company divested all three of the non-core businesses that comprised its Other segment, each of which were acquired as part of the acquisition of CEB Inc. in April 2017. As a result of these divestitures, and the movement of a small residual product in the Other segment into the Research business, the Company is no longer recording any additional operating activity in the Other segment effective September 1, 2018. Additional information regarding the divestitures is included in Note 2 – Acquisitions and Divestitures in the Notes to Condensed Consolidated Financial Statements.

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

BUSINESS OVERVIEW

Gartner, Inc. (NYSE: IT) is the world’s leading research and advisory company and a member of the S&P 500. We equip business leaders with indispensable insights, advice and tools to achieve their mission-critical priorities and build the successful organizations of tomorrow. We believe our unmatched combination of expert-led, practitioner-sourced and data-driven research steers clients toward the right decisions on the issues that matter most. We’re trusted as an objective resource and critical partner by more than 15,000 organizations in more than 100 countries across all major functions, in every industry and enterprise size. Gartner is headquartered in Stamford, Connecticut, U.S.A. and, as of September 30, 2018, we had more than 14,700 associates.

Gartner currently delivers its products and services globally through three business segments: Research, Events and Consulting:

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

We had total revenues of $0.9 billion in the third quarter of 2018, an increase of 11% compared to the third quarter of 2017. Quarter-over-quarter revenues for Research, Events and Consulting increased 18%, 27% and 9%, respectively, during the third quarter of 2018. The Company's Other segment contributed $11.6 million and $57.6 million of revenues during the third quarter of 2018 and 2017, respectively, with the decline due to non-core divestitures we made during 2018. For a more complete discussion of our results by segment, see Segment Results below.

For the third quarter of 2018, we had a net income of $11.8 million and diluted income per share of $0.13. Cash provided by operating activities was $426.0 million and $232.3 million during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had $211.0 million of cash and cash equivalents and $1,149 million of available borrowing capacity on our revolving credit facility. For a more complete discussion of our cash flows and financial position, see Liquidity and Capital Resources below.

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

The following table presents our total fees receivable and the related allowance for losses (in thousands):

	September 30, 2018	December 31, 2017
Total fees receivable (1)	$986,881	$1,189,543
Allowance for losses (2)	(7,700)	(12,700)
Fees receivable, net	$979,181	$1,176,843

(1)
Total fees receivable at December 31, 2017 included $26.7 million of contract assets. As a result of the Company's adoption of ASU No. 2014-09 on January 1, 2018, contract assets are now included in Prepaid expenses and other current assets on the Company's Condensed Consolidated Balance Sheet at September 30, 2018.

(2) The allowance for losses at December 31, 2017 included $6.2 million that was attributable to the Company's revenue reserve. As a result of the Company's adoption of ASU No. 2014-09 on January 1, 2018, the revenue reserve balance is now included in Accounts payable and accrued liabilities on the Company's Condensed Consolidated Balance Sheet at September 30, 2018.

Goodwill and other intangible assets — When we acquire a business, we determine the fair value of the assets acquired and liabilities assumed on the date of acquisition, which may include a significant amount of intangible assets such as customer relationships, software and content, as well as resulting goodwill. When determining the fair values of the acquired intangible assets, we consider, among other factors, analyses of historical financial performance and an estimate of the future performance of the acquired business. The fair values of the acquired intangible assets are primarily calculated using an income approach that relies on discounted cash flows. This method starts with a forecast of the expected future net cash flows for the asset and then adjusts the forecast to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. We consider this approach to be the most appropriate valuation technique because the inherent value of an acquired intangible asset is its ability to generate future income. In a typical acquisition, we engage a third-party valuation expert to assist us with the fair value analyses for acquired intangible assets.

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

We conducted a quantitative assessment of the fair value of all of the Company's reporting units during the quarter ended September 30, 2018. Our assessment determined that the fair values of the Company's reporting units continue to exceed their respective carrying values and, as a result, no goodwill impairment was indicated. Note 6 — Goodwill and Intangible Assets in the Notes to Condensed Consolidated Financial Statements provides additional information regarding goodwill and amortizable intangible assets.

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

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Income Increase (Decrease) $	Income Increase (Decrease) %
Total revenues	$921,674	$828,085	$93,589	11%
Costs and expenses:
Cost of services and product development	336,112	332,207	(3,905)	(1)
Selling, general and administrative	447,537	421,163	(26,374)	(6)
Depreciation	17,335	17,340	5	—
Amortization of intangibles	50,852	51,224	372	1
Acquisition and integration charges	17,114	30,500	13,386	44
Operating income (loss)	52,724	(24,349)	77,073	>100
Interest expense, net	(26,984)	(38,762)	11,778	30
Gain from divested operations	13,040	—	13,040	>100
Other (expense) income, net	(827)	1,171	(1,998)	>(100)
Provision (benefit) for income taxes	26,200	(13,760)	(39,960)	>(100)
Net income (loss)	$11,753	$(48,180)	$59,933	>100%

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Income Increase (Decrease) $	Increase (Decrease) %
Total revenues	$2,886,575	$2,296,985	$589,590	26%
Costs and expenses:
Cost of services and product development	1,060,958	921,820	(139,138)	(15)
Selling, general and administrative	1,396,085	1,133,633	(262,452)	(23)
Depreciation	50,456	45,637	(4,819)	(11)
Amortization of intangibles	152,625	123,014	(29,611)	(24)
Acquisition and integration charges	96,342	142,104	45,762	32
Operating income (loss)	130,109	(69,223)	199,332	>100
Interest expense, net	(99,647)	(88,624)	(11,023)	(12)
Gain from divested operations	38,500	—	38,500	>100
Other income, net	1,193	1,653	(460)	(28)
Provision (benefit) for income taxes	31,719	(52,166)	(83,885)	>(100)
Net income (loss)	$38,436	$(104,028)	$142,464	>100%

Total revenues for the three months ended September 30, 2018 increased by $93.6 million, to $921.7 million, an increase of 11% compared to the same period in 2017 on a reported basis and 13% excluding the foreign currency impact. Total revenues for the nine months ended September 30, 2018 increased by $589.6 million, to $2.9 billion, an increase of 26% compared to the same period in 2017 on a reported basis and 24% excluding the foreign currency impact. A portion of the total revenue increase for the nine months ended September 30, 2018 compared to the same period in 2017 was due to the CEB acquisition in early April 2017. Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development was $336.1 million during the three months ended September 30, 2018, an increase of $3.9 million compared to the same period in 2017, or 1% on a reported basis and 2% excluding the foreign currency impact. Cost of services and product development as a percent of revenues was 36% and 40% during the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018, cost of services and product development was $1.1 billion, an increase of $139.1 million compared to the same period in 2017, or 15% on a reported basis and 14% excluding the foreign currency impact. This increase was primarily due to higher payroll and related benefits costs resulting from increased headcount, as well as incremental payroll and related benefits costs from the CEB acquisition. Cost of services and product development as a percent of revenues was 37% and 40% during the nine months ended September 30, 2018 and 2017, respectively.

Selling, general and administrative (“SG&A”) expense was $447.5 million during the three months ended September 30, 2018, an increase of $26.4 million compared to the same period in 2017, or 6% on a reported basis and 8% excluding the foreign currency impact. This increase was primarily due to (i) higher commissions from increased sales bookings and (ii) more payroll and related benefits costs, which were driven mostly by increased headcount, partially offset by a reduction in SG&A expense resulting from certain businesses that were divested during 2018. The overall headcount growth includes increases in quota-bearing sales associates at Global Technology Sales and Global Business Sales to 2,955 and 765, respectively, at September 30, 2018. On a combined basis, the total number of quota-bearing sales associates increased by 14% when compared to September 30, 2017. SG&A expense as a percent of revenues was 49% and 51% during the three months ended September 30, 2018 and 2017, respectively.

For the nine months ended September 30, 2018, SG&A expense was $1.4 billion, an increase of $262.5 million compared to the same period in 2017, or 23% on a reported basis and 22% excluding the foreign currency impact. This increase was primarily due to the same factors that caused the 2018 quarterly increase, as well as (i) incremental costs from the CEB acquisition and (ii) higher facilities and corporate costs. SG&A expense as a percent of revenues was 48% and 49% during the nine months ended September 30, 2018 and 2017, respectively.

Depreciation was flat during the three months ended September 30, 2018 and increased by $4.8 million during the nine months ended September 30, 2018 when compared to the same periods in 2017. The increase in depreciation during the 2018 nine month period was due to property, equipment and leasehold improvements acquired with CEB and additional Gartner investments.

Amortization of intangibles was flat during the three months ended September 30, 2018 and increased by $29.6 million during the nine months ended September 30, 2018 when compared to the same periods in 2017. The increase in amortization of intangibles during the 2018 nine month period was due to additional amortization recorded in connection with our 2017 acquisitions.

Acquisition and integration charges were $13.4 million and $45.8 million lower during the three and nine months ended September 30, 2018, respectively, than the same periods in 2017. Acquisition and integration charges reflect additional costs and expenses resulting from our acquisitions and include, among other items, professional fees, severance, stock-based compensation charges and accruals for exit costs for certain office space in Arlington, Virginia related to our acquisition of CEB that the Company does not intend to occupy. During 2018, exit costs represented the single largest component of our acquisition and integration charges. Our acquisition and integration charges declined during each of the 2018 periods because the Company's acquisitions in 2017 occurred during the first half of the year.

During the three months ended September 30, 2018, our operating income was $52.7 million compared to an operating loss of $24.3 million for the same period in 2017. The improvement in profitability during the third quarter of 2018 reflects several factors, including: (i) higher segment contribution margins, primarily in our Research and Events segments and, to a lesser extent, in Consulting; and (ii) reduced acquisition and integration charges, partially offset by higher cost of services and product development and SG&A expense.

During the nine months ended September 30, 2018, our operating income was $130.1 million compared to an operating loss of $69.2 million for the same period in 2017. The improvement in profitability during the 2018 nine month period was due to the same factors as the third quarter of 2018, partially offset by higher amortization of intangibles.

Interest expense, net declined by $11.8 million during the three months ended September 30, 2018 and increased by $11.0 million during the nine months ended September 30, 2018 when compared to the same periods in 2017. These changes reflect the Company's average outstanding borrowings during each of the 2018 and 2017 periods and significant principal repayments on our debt subsequent to the completion of the CEB acquisition.

Gain from divested operations of $13.0 million and $38.5 million during the three and nine months ended September 30, 2018, respectively, was due to sales of certain business units and other miscellaneous assets. Additional information is included in Note

2 — Acquisitions and Divestitures while additional information regarding our segments is included in Note 5 — Segment Information in the Notes to Condensed Consolidated Financial Statements.

Other (expense) income, net for the periods presented herein primarily reflects the net impact of foreign currency gains and losses from our hedging activities, as well as sales of certain state tax credits and the recognition of other tax incentives.

The provision for income taxes for the three months ended September 30, 2018 was an expense of $26.2 million on pretax income of $38.0 million compared to a benefit of $13.8 million on a pretax loss of $61.9 million in the three months ended September 30, 2017. The effective income tax rate was 69.0% for the three months ended September 30, 2018 and 22.2% for the same period in 2017. The quarter-over-quarter increase in the effective income tax rate was primarily attributable to the taxable third quarter 2018 divestiture of the CEB Challenger training business, which resulted in a greater tax than book gain. This impact was partially offset by the lower U.S. statutory tax rate effective for 2018.

The provision for income taxes for the nine months ended September 30, 2018 was an expense of $31.7 million on pretax income of $70.2 million compared to a benefit of $52.2 million on a pretax loss of $156.2 million in the nine months ended September 30, 2017. The effective income tax rate was 45.2% for the nine months ended September 30, 2018 and 33.4% for the same period in 2017. The year-over-year increase in the effective income tax rate was primarily driven by the same reasons as the quarter-over-quarter increase.

Net income during the three months ended September 30, 2018 was $11.8 million compared to a net loss of $48.2 million for the same period in 2017. During the nine months ended September 30, 2018, net income was $38.4 million compared to a net loss of $104.0 million for the same period in 2017. Additionally, our diluted income per share increased by $0.66 and $1.61 during the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017. These quarter-over-quarter and year-over-year changes reflect an improvement in our operating profitability and the gain from divested operations, partially offset by an increase in tax provisions and higher interest expense during the 2018 nine month period.

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

Business Divestitures

During 2018, the Company divested all three of the non-core businesses that comprised its Other segment, each of which were acquired as part of the acquisition of CEB Inc. in April 2017. As a result of these divestitures, and the movement of a small residual product in the Other segment into the Research business, the Company is no longer recording any additional operating activity in the Other segment effective September 1, 2018. Additional information regarding the divestitures is included in Note 2 – Acquisitions and Divestitures in the Notes to Condensed Consolidated Financial Statements.

The Company’s current reportable segments are as follows:

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

•
Events provides business professionals across the organization the opportunity to learn, share and network. From our flagship CIO event, Gartner Symposium/ITxpo, to industry-leading conferences focused on specific business roles and topics, to member-driven sessions, our events enable attendees to experience the best of Gartner insight and advice live.

•
Consulting provides customized solutions to unique client needs through on-site, day-to-day support, as well as proprietary tools for measuring and improving IT performance with a focus on cost, performance, efficiency and quality.

The sections below present the results of the Company's three current reportable business segments and its Other segment.

Research

	As Of And For The Three Months Ended September 30, 2018	As Of And For The Three Months Ended September 30, 2017	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2018	As Of And For The Nine Months Ended September 30, 2017	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$774,188	$653,443	$120,745	18%	$2,308,426	$1,778,481	$529,945	30%
Gross contribution (1)	$534,911	$436,222	$98,689	23%	$1,599,277	$1,187,906	$411,371	35%
Gross contribution margin	69%	67%	2 points	—	69%	67%	2 points	—

Business Measurements:
Global Technology Sales (2):
Contract value (1), (3)	$2,397,000	$2,104,000	$293,000	14%
Client retention	83%	83%	—	—
Wallet retention	105%	104%	1 point	—
Global Business Sales (2):
Contract value (1), (3)	$615,000	$591,000	$24,000	4%
Client retention	83%	80%	3 points	—
Wallet retention	97%	96%	1 point	—

(1)	Dollars in thousands.

(2)	Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.

(3)	Contract values are on a foreign exchange neutral basis.

Research revenues increased by $120.7 million during the three months ended September 30, 2018 compared to the same period in 2017, or 18% on a reported basis and 20% excluding the foreign currency impact. Higher revenues in the 2018 quarter were primarily driven by (i) a double-digit increase in subscription revenues in the 2018 quarter; and (ii) the negative impact on revenue in the 2017 quarter from the deferred revenue fair value accounting adjustment resulting from the CEB acquisition, which had little impact in the 2018 quarter. The gross contribution margin improved by two points in the 2018 quarter primarily due to (i) the negative impact on margin in 2017 from the deferred revenue fair value accounting adjustment, which had little impact in the 2018 quarter; and (ii) improvement in margins for our premium services in the 2018 quarter. For the nine months ended September 30, 2018, Research revenues increased by $529.9 million compared to the same period in 2017, or 30% on a reported basis and 28% excluding the foreign currency impact. The gross contribution margin improved by two points during the nine months ended September 30, 2018, which was due to the same factors that caused the 2018 quarterly improvement.

Excluding the foreign currency impact, Global Technology Sales ("GTS") and Global Business Sales ("GBS") contract values increased 14% and 4%, respectively, at September 30, 2018 when compared to September 30, 2017. Total contract value increased to $3.0 billion at September 30, 2018, or 12%. Total contract value at September 30, 2018 increased by double-digits across nearly all of the Company’s client sizes and more than half of its industry segments when compared to September 30, 2017.

GTS client retention was 83% as of both September 30, 2018 and 2017, while wallet retention was 105% and 104%, respectively. GBS client retention was 83% and 80% as of September 30, 2018 and 2017, respectively, while wallet retention was 97% and 96%, respectively. The number of GTS and GBS client enterprises increased by 6% and 2%, respectively, at September 30, 2018 when compared to September 30, 2017.

Events

	As Of And For The Three Months Ended September 30, 2018	As Of And For The Three Months Ended September 30, 2017	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2018	As Of And For The Nine Months Ended September 30, 2017	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$57,141	$44,953	$12,188	27%	$214,481	$171,427	$43,054	25%
Gross contribution (1)	$25,047	$16,011	$9,036	56%	$104,698	$79,313	$25,385	32%
Gross contribution margin	44%	36%	8 points	—	49%	46%	3 points	—

Business Measurements:
Number of destination events (2)	17	17	—	—	55	54	1	2%
Number of destination events attendees (2)	13,322	10,640	2,682	25%	45,861	38,214	7,647	20%

(1)	Dollars in thousands.

(2)	Single day, local events are excluded.

Events revenues increased by $12.2 million during the three months ended September 30, 2018 compared to the same period in 2017, or 27% on a reported basis and 31% excluding the foreign currency impact. Both attendee and exhibitor revenues increased by double-digits during the third quarter of 2018. We held 17 events during the three months ended September 30, 2018 with a 25% increase in the number of attendees and a 16% increase in exhibitors compared to the same period in 2017, while the average revenue per attendee was flat and the average revenue per exhibitor increased by 8%. The segment gross contribution margin improved by eight points during the three months ended September 30, 2018 compared to the same period in 2017 due to greater profitability at our ongoing events, which was primarily driven by increased attendee and exhibitor participation and improvements in our average revenue per exhibitor, as well as our continuing efforts to efficiently manage our event-related expenses.

For the nine months ended September 30, 2018, Events revenues increased by $43.1 million compared to the same period in 2017, or 25% on a reported basis and 24% excluding the foreign currency impact. We held 55 events during the nine months ended September 30, 2018 with a 20% increase in the number of attendees and an 8% increase in exhibitors compared to the same period in 2017, while the average revenue per attendee and exhibitor increased by 2% and 10%, respectively. The segment gross contribution margin improved by three points during the nine months ended September 30, 2018 compared to the same period in 2017 due to the same drivers as the quarter increase, along with the increase in our average revenue per attendee.

Consulting

	As Of And For The Three Months Ended September 30, 2018	As Of And For The Three Months Ended September 30, 2017	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2018	As Of And For The Nine Months Ended September 30, 2017	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$78,752	$72,117	$6,635	9%	$258,106	$242,404	$15,702	6%
Gross contribution (1)	$18,419	$16,188	$2,231	14%	$76,236	$71,558	$4,678	7%
Gross contribution margin	23%	22%	1 point	—	30%	30%	—	—

Business Measurements:
Backlog (1)	$108,000	$91,400	$16,600	18%
Billable headcount	727	682	45	7%
Consultant utilization	59%	61%	(2) points	—	64%	64%	—	—
Average annualized revenue per billable headcount (1)	$354	$355	$(1)	—	$379	$364	$15	4%

(1)	Dollars in thousands.

Consulting revenues increased 9% during the three months ended September 30, 2018 compared to the same period in 2017 on a reported basis and 10% excluding the foreign currency impact, with revenue improvements in both labor-based core consulting and contract optimization. The segment gross contribution margin was 23% and 22% for the three months ended September 30, 2018 and 2017, respectively. The higher margin during the third quarter of 2018 was primarily due to improvements in our core consulting business and an increase in contract optimization revenue, which has a higher contribution margin than our labor-based core consulting. For the nine months ended September 30, 2018, Consulting revenues increased 6% compared to the same period in 2017 on a reported basis and 4% excluding the foreign currency impact, while the segment gross contribution margin was flat at 30%.

Backlog increased by $16.6 million, or 18%, from September 30, 2017 to September 30, 2018. The $108.0 million of backlog at September 30, 2018 represented approximately four months of backlog, which is in line with the Company's operational target.

Other

During 2018, the Company divested all three of the non-core businesses that comprised its Other segment, each of which were acquired as part of the acquisition of CEB Inc. in April 2017. As a result of these divestitures, and the movement of a small residual product in the Other segment into the Research business, the Company is no longer recording any additional operating activity in the Other segment effective September 1, 2018. Additional information regarding the divestitures is included in Note 2 – Acquisitions and Divestitures in the Notes to Condensed Consolidated Financial Statements.

	As Of And For The Three Months Ended September 30, 2018	As Of And For The Three Months Ended September 30, 2017	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2018	As Of And For The Nine Months Ended September 30, 2017	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$11,593	$57,572	$(45,979)	(80)%	$105,562	$104,673	$889	1%
Gross contribution (1)	$6,927	$31,215	$(24,288)	(78)%	$65,075	$48,512	$16,563	34
Gross contribution margin	60%	54%	6 points	—	62%	46%	16 points	—

(1)	Dollars in thousands.

Other segment revenues declined by $46.0 million during the three months ended September 30, 2018 compared to the same period in 2017, or 80% on a reported basis, due to the divestitures of the three non-core businesses that comprised the segment. The gross contribution margin improved by six points during the three months ended September 30, 2018, which was primarily due to the reduced effect from the CEB acquisition deferred revenue fair value accounting adjustments in 2018. Other segment revenues improved by $0.9 million during the nine months ended September 30, 2018 compared to the same period in 2017 and the related 2018 gross contribution margin improved by 16 points.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and borrowings. Note 7 — Debt in the Notes to Condensed Consolidated Financial Statements herein provides additional information regarding the Company's outstanding debt obligations. At September 30, 2018, we had $211.0 million of cash and cash equivalents and $1,149 million of available borrowing capacity on the revolving credit facility under our 2016 Credit Agreement. We believe that the Company has adequate liquidity to meet its currently anticipated needs.

We have historically generated significant cash flows from our operating activities. Our operating cash flow has been continuously maintained by the leverage characteristics of our subscription-based business model in our Research segment, which is our largest business segment and historically has constituted the majority of our total revenues. The majority of our Research customer contracts are paid in advance and, combined with a strong customer retention rate and high incremental margins, has resulted in continuously strong operating cash flow. Cash flow generation has also benefited from our ongoing efforts to improve the operating efficiencies of our businesses as well as a focus on the optimal management of our working capital as we increase sales.

Our cash and cash equivalents are held in numerous locations throughout the world with approximately half held overseas as of September 30, 2018. The Company intends to reinvest substantially all of its accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax. As a result of the U.S. Tax Cuts and Jobs Act of 2017, we believe that the income tax impact if such earnings were repatriated would be minimal.

The following table summarizes the changes in the Company’s cash balances for the periods indicated (in thousands):

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Cash Increase (Decrease)
Cash provided by operating activities	$426,011	$232,267	$193,744
Cash provided by (used in) investing activities	440,223	(2,717,389)	3,157,612
Cash (used in) provided by financing activities	(1,213,556)	2,605,567	(3,819,123)
Net (decrease) increase in cash and cash equivalents and restricted cash	(347,322)	120,445	(467,767)
Effects of exchange rates	(6,444)	28,377	(34,821)
Beginning cash and cash equivalents and restricted cash	567,058	499,354	67,704
Ending cash and cash equivalents and restricted cash (1)	$213,292	$648,176	$(434,884)

(1) The September 30, 2018 ending cash balance of $213.3 million consisted of $211.0 million of cash and cash equivalents and $2.3 million of restricted cash.

Operating

Cash provided by operating activities was $426.0 compared to $232.3 million during the nine months ended September 30, 2018 and 2017, respectively, an increase of $193.7 million. The year-over-year increase was primarily driven by net income in the 2018 period compared to a net loss in the 2017 period, as well as substantially higher receivable collections in the 2018 period. Partially offsetting these increases in 2018 were higher cash bonuses and cash payments for interest on our borrowings and negative changes in our other working capital accounts.

Investing

Cash provided by investing activities was $440.2 million during the nine months ended September 30, 2018, with $504.8 million in net cash realized from business divestiture and acquisition activities, which was partially offset by $64.6 million of capital expenditures. In the 2017 period, cash used in investing activities was $2.7 billion, primarily due to business acquisitions.

Financing

Cash used in financing activities was $1.2 billion during the nine months ended September 30, 2018 compared to cash provided of $2.6 billion during the same period in 2017. During the 2018 period, the Company paid $1.1 billion in cash for debt principal repayments and $93.3 million in cash from net share-related activities. During the 2017 period, the Company borrowed approximately $3.0 billion and paid: (i) $339.6 million in debt principal repayments; (ii) $51.2 million for deferred financing fees on debt; and (iii) $28.6 million for net share-related activities.

OBLIGATIONS AND COMMITMENTS

Debt

As of September 30, 2018, the Company had $2.2 billion of principal amount of debt outstanding. Note 7 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company's debt obligations.

Off-Balance Sheet Arrangements

Through September 30, 2018, we have not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB has issued accounting standards that have not yet become effective and that may impact the Company’s consolidated financial statements or related disclosures in future periods. Note 1 — Business and Basis of Presentation in the Notes to Condensed Consolidated Financial Statements herein provides information regarding those accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

As of September 30, 2018, the Company had $2.2 billion in total debt principal outstanding. Note 7 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company's debt obligations.

Approximately $1.4 billion of the Company's total debt outstanding as of September 30, 2018 was based on a floating base rate of interest, which exposes the Company to potential increases in interest rates. However, we reduce our overall exposure to changes in interest rates through our interest rate swap contracts, which effectively convert the floating base interest rate on variable rate borrowings to fixed rates. Thus, we are exposed to base interest rate risk on floating rate borrowings only in excess of any amounts that are not hedged. At September 30, 2018, the Company's floating rate debt outstanding was fully hedged.

FOREIGN CURRENCY RISK

A significant portion of our revenues are earned outside of the U.S. and, as a result, we conduct business in numerous currencies other than the U.S. dollar. Among the major foreign currencies in which we conduct business are the Euro, the British Pound, the Japanese Yen, the Australian dollar and the Canadian dollar. The reporting currency of our consolidated financial statements is the U.S. dollar. As the values of the foreign currencies in which we operate fluctuate over time relative to the U.S. dollar, the Company is exposed to both foreign currency translation and transaction risk.

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars since the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At September 30, 2018, we had $211.0 million of cash and cash equivalents, a portion of which was denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on September 30, 2018 would have increased or decreased by approximately $12.0 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when our foreign subsidiaries enter into transactions that are denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of our foreign currency transaction risk. Our outstanding currency contracts as of September 30, 2018 had an immaterial net unrealized loss.

CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents, accounts receivable, interest rate swap contracts and foreign exchange contracts. The majority of the Company’s cash and cash equivalents, interest rate swap contracts and foreign exchange contracts are with large investment grade commercial banks. Accounts receivable balances deemed to be collectible from customers have limited concentration of credit risk due to our diverse customer base and geographic dispersion.

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

Management conducted an evaluation, as of September 30, 2018, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

Issuer Purchases of Equity Securities

The Company has a $1.2 billion board authorization adopted in May 2015 to repurchase the Company's common stock. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded from cash on hand and borrowings under the Company’s 2016 Credit Agreement. Repurchases may also be made from time-to-time in connection with the settlement of the Company's share-based compensation awards.

The following table summarizes the repurchases of our outstanding common stock during the three months ended September 30, 2018 pursuant to our $1.2 billion share repurchase authorization and the settlement of share-based compensation awards:

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans Or Programs (in billions)
2018
July	543	$137.63
August	48,831	139.47
September	1,924	156.45
Total for the quarter (1)	51,298	$140.09	$1.0

(1) Shares repurchased during the three months ended September 30, 2018 were primarily for the settlement of share-based compensation awards.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

31.1*	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2*	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32*	Certification under 18 U.S.C. 1350.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (v) the Notes to Condensed Consolidated Financial Statements.

* Filed with this report.

Items 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date:	November 1, 2018	/s/ Craig W. Safian
Craig W. Safian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)